Form 10-Q
period 1997-06-30
BOSTON PROPERTIES INC
filed 1997-08-14
CIK 1037540

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                  -----------

                                   FORM 10-Q

         (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1997

                                      or

         (  ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
               For the Transition Period From _______ To _______

                      Commission File Number: 333-25279

                            Boston Properties, Inc.
                              ------------------
            (Exact name of registrant as specified in its charter)

           Delaware
(State or other jurisdiction of                       (IRS Employer ID NO.)
 incorporation or organization)                            04-2473675

      8 Arlington Street
     Boston, Massachusetts                                    02116
    -----------------------                                  -------
    (Address of Principal                                   (Zip Code)
      executive offices)

Registrant's telephone number, including area code:  617-859-2600
                                                    --------------

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes         No  X
                                   -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common Stock                         38,693,541 Shares
            ----------------                ------------------------------
                (Class)                     (Outstanding on July 30, 1997)

                            BOSTON PROPERTIES, INC.

                                   FORM 10-Q

                      for the quarter ended June 30, 1997


                               TABLE OF CONTENTS

                                                                                         Page(s)
                                                                                         ------
PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated and Combined Financial Statements:

         a)  Condensed Consolidated and Combined Balance Sheets as of June 30,
                1997 and December 31, 1996                                                 3

         b)  Condensed Consolidated and Combined Statements of Operations for the
                Company for the period from June 23, 1997 to June 30,
                1997 and for the Predecessor Group for the period from
                January 1, 1997 to June 22, 1997 and for the six months
                ended June 30, 1996                                                        4

         c)  Condensed Consolidated and Combined Statements of Operations for the
                Company for the period from June 23, 1997 to June 30,
                1997 and for the Predecessor Group for the period from
                April 1, 1997 to June 22, 1997 and for the three
                months ended June 30, 1996                                                 5

         d)  Condensed Consolidated and Combined Statements of Cash Flows for
                the Company for the period from June 23, 1997 to June 30,
                1997 and for the Predecessor Group for the period from
                January 1, 1997 to June 22, 1997 and for the six months ended
                June 30, 1996                                                              6

         e)  Notes to Condensed Consolidated and Combined Financial Statements             7

ITEM 2.  Management's Discussion and Analysis of Financial Conditions
             and Results of Operations                                                    12


PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                                 18

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
              CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS




                                                                                       The
                                                                          The       Predecessor
                                                                        Company       Group
                                                                      -----------   -----------
                                                                        June 30,    December 31,
                                                                         1997          1996
                                                                      -----------   -----------
                                                                      (Unaudited)
                                  ASSETS                                    (in thousands)



Real estate and equipment:                                            $1,091,283     $1,035,571
        Less accumulated depreciation                                   (276,891)      (263,911)
                                                                      -----------   -----------

        Total real estate and equipment                                  814,392        771,660

     Cash and cash equivalents                                           136,685          8,998
     Escrows                                                              57,573         25,474
     Tenant and other receivables                                         13,169         12,049
     Accrued rental income                                                49,497         49,206
     Deferred charges                                                     27,842         24,722
     Prepaids expenses and other assets                                    8,232          4,402
     Investment in joint venture                                           2,573           -
                                                                      -----------   -----------
        Total assets                                                  $1,109,963    $   896,511
                                                                      ===========   ===========

         LIABILITIES AND STOCKHOLDERS' AND OWNERS' EQUITY (DEFICIT)

Liabilities:
     Mortgage notes payable                                           $  743,282    $ 1,420,359
     Unsecured Line of Credit                                             54,000          -
     Notes payable - affiliate                                             9,990         22,117
     Accounts payable and accrued expenses                                25,909         13,795
     Accounts payable - affiliate                                          4,100          -
     Accrued interest payable                                              1,058          9,667
     Rents received in advance, security
      deposits and other liabilities                                      12,031          7,205
                                                                      -----------   -----------

        Total liabilities                                                850,370      1,473,143

Commitments and contingencies                                              -              -

Minority interest in Operating Partnership                                76,165          -

Stockholders' equity:
     Preferred stock, $.01 par value, 50,000,000 shares
      authorized, none issued or outstanding
     Common stock; $.01 par value, 250,000,000 shares
      authorized, 38,693,541 issued and outstanding                          387          -
     Additional paid in capital                                          173,984          -
     Retained earnings                                                     9,057          -
                                                                      -----------   -----------

Owners' equity (deficit)                                                   -           (576,632)
                                                                      -----------   -----------

        Total stockholders' equity                                       183,428       (576,632)
                                                                      -----------   -----------

          Total liabilities and stockholders' equity                  $1,109,963    $   896,511
                                                                      ===========   ===========

  The accompanying notes are an integral part of these financial statements.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
         CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

                                                       The Company                                The Predecessor Group
                                                  --------------------                -----------------------------------------
                                                  Period June 23, 1997                Period January 1,            Six Months
                                                           to                              1997 to                    Ended
                                                     June 30, 1997                      June 22, 1997             June 30, 1996
                                                  --------------------                -----------------           -------------
                                                               (Unaudited and in thousands, except per share amounts)
                                                  -----------------------------------------------------------------------------
Revenue:
    Rental:
         Base rent                                $              4,459                $          80,122           $      86,524
         Recoveries from tenants                                   487                           10,283                  11,289
         Parking and other                                          55                            3,397                   1,462
                                                  --------------------                -----------------           -------------
              Total rental revenue                               5,001                           93,802                  99,275
    Hotel Operating                                          -                                   31,185                  29,872
    Development and management services                            116                            3,685                   3,164
    Interest and other                                             246                            1,146                   1,592
                                                  --------------------                -----------------           -------------
              Total revenue                                      5,363                          129,818                 133,903
                                                  --------------------                -----------------           -------------
Expenses:
    Rental:
         Operating                                                 757                           13,272                  14,805
         Real estate taxes                                         613                           13,382                  14,280
    Hotel:
         Operating                                           -                                   20,512                  19,886
         Real estate taxes                                   -                                    1,514                   1,454
    General and administrative                                     247                            5,116                   5,187
    Interest                                                     1,371                           53,324                  54,475
    Depreciation and amortization                                  846                           17,054                  17,777
                                                  --------------------                -----------------           -------------
              Total expenses                                     3,834                          124,174                 127,864
                                                  --------------------                -----------------           -------------
Income before extraordinary gains and minority
           interests                                             1,529                            5,644                   6,039

Minority interest in property partnership                           (9)                            (235)                   (192)
                                                  --------------------                -----------------           -------------
Income before minority interest in Operating
           Partnership                                           1,520                            5,409                   5,847

Minority interest in Operating Partnership                        (446)                        -                         -
                                                  --------------------                -----------------           -------------
Income before extraordinary gains                                1,074                            5,409                   5,847

Net extraordinary gains on early debt
           extinguishments, net of minority
           interest                                              7,983                         -                         -
                                                  --------------------                -----------------           -------------
Net income                                        $              9,057                $           5,409           $       5,847
                                                  ====================                =================           =============
Per share:
         Income before extraordinary gains        $                .03                         -                         -

         Extraordinary item:
           Gains on early debt extinguishments                     .20                         -                         -

         Net income                               $                .23                         -                         -

Weighted average number of common shares
           outstanding                                          38,694                         -                         -

  The accompanying notes are an integral part of these financial statements.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
         CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS


                                                                 The Company                   The Predecessor Group
                                                                 -----------           -----------------------------------
                                                                   Period              Period April 1,        Three Months
                                                               June 23, 1997 to            1997 to              Ended
                                                                June 30, 1997           June 22, 1997        June 30, 1996
                                                               ----------------        ---------------       -------------
                                                                 (Unaudited and in thousands, except per share amounts)
                                                      -----------------------------------------------------------------------------
Revenue:
  Rental:
    Base rent                                                     $      4,459           $     38,211         $     40,078
    Recoveries from tenants                                                487                  4,781                5,631
    Parking and other                                                       55                  2,407                  660
                                                                  ------------           ------------         ------------

        Total rental revenue                                             5,001                 45,399               46,369

  Hotel Operating                                                       -                      18,406               18,389
  Development and management services                                      116                  1,872                1,594
  Interest and other                                                       246                    702                  852
                                                                  ------------           ------------         ------------

        Total revenue                                                    5,363                 66,379               67,204

Expenses
  Rental:
    Operating                                                              757                  6,165                7,657
    Real estate taxes                                                      613                  6,485                7,122
  Hotel:
    Operating                                                           -                      11,252               11,724
    Real estate taxes                                                   -                         790                  781
  General and administrative                                               247                  2,450                2,554
  Interest                                                               1,371                 25,605               27,113
  Depreciation and amortization                                            846                  8,213                9,059
                                                                  ------------           ------------         ------------

        Total expenses                                                   3,834                 60,960               66,010
                                                                  ------------           ------------         ------------

Income before extraordinary gains and minority
     interests                                                           1,529                  5,419                1,194

Minority interest in property partnership                                   (9)                  (109)                (135)
                                                                  ------------           ------------         ------------

Income before minority interest in Operating
     Partnership                                                         1,520                  5,310                1,059

Minority interest in Operating Partnership                                (446)

Income before extraordinary gains                                        1,074                  5,310                1,059

Net extraordinary gains on early debt
     extinguishments, net of minority interest
                                                                         7,983                 -                    -
                                                                  ------------           ------------         ------------

Net income                                                        $      9,057           $      5,310         $      1,059
                                                                  ============           ============         ============
Per share:
  Income before extraordinary gains item                          $        .03                 -                    -

Extraordinary item:
  Gains on early debt extinguishments                             $        .20                 -                    -

Net income                                                        $        .23                 -                    -

  Weighted average number of common shares
     outstanding                                                        38,694


  The accompanying notes are an integral part of these financial statements.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
         CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                                                     The Company               The Predecessor Group
                                                                    -------------      ----------------------------------
                                                                    June 23, 1997      January 1, 1997     Six Months
                                                                          to                 to                Ended
                                                                    June 30, 1997       June 22, 1997      June 30, 1996
                                                                    -------------      --------------     --------------
                                                                                 (Unaudited and in thousands)
Cash flows from operating activities:
  Net income                                                         $   9,057            $     5,409        $     5,847
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                            846                 17,054             17,777
  Non-cash portion of interest expense                                      41                  1,497              1,409
  Extraordinary gain on early debt extinguishment                      (11,298)                     -                  -
  Minority interest in Operating Partnership                             3,765                      -                  -
  Change in operating assets and liabilities:
    Tenant receivables                                                   1,244                 (2,364)            (4,736)
    Receivables                                                          4,750                 (4,750)                 -
    Prepaid expenses and other assets                                   (2,337)                (1,494)               518
    Accrued rental income                                                   (1)                  (291)             1,004
    Accounts payable and accrued expenses                                7,698                  4,416              1,345
    Accrued interest payable                                           (10,630)                 2,021               (928)
    Rent received in advance, security deposits and other
         liabilities                                                     1,099                  3,728                707
                                                                     ---------            -----------        -----------
         Total adjustments                                              (4,823)                19,817             17,096
                                                                     ---------            -----------        -----------
         Net cash provided by operating activities                       4,234                 25,226             22,943
                                                                     ---------            -----------        -----------
Cash flows from investing activities:
  Acquisition of or additions to real estate and equipment             (24,936)               (27,721)            (9,527)
  Tenant leasing costs                                                       -                 (2,550)            (1,315)
  Escrows                                                                    -                     -              (5,704)
  Investment in Joint Venture                                                -                 (2,573)                 -
  Cash from contributed assets                                          10,510                      -                  -
                                                                     ---------            -----------        -----------
         Net cash used in investing activities                         (14,426)               (32,844)           (16,546)
                                                                     ---------            -----------        -----------
Cash flows from financing activities:
  Net proceeds from sale of common stock                               839,209                      -                  -
  Owners' contributions                                                      -                  9,330             15,404
  Owners' distributions                                                      -                (30,565)           (19,797)
  Borrowings on mortgage notes and Unsecured Line of credit             54,000                      -                  -
  Repayments on mortgage notes                                        (659,291)                (3,799)            (6,909)
  Accounts payable - affiliate                                         (13,519)                17,619                  -
  Escrows                                                              (31,966)                  (136)           (12,017)
  Costs related to debt extinguishment                                  (8,430)                     -                  -
  Proceeds (repayments) from notes payable - affiliate                 (28,843)                16,716                113
  Payment of deferred financing and other costs                         (4,283)                   (35)              (852)
                                                                     ---------            -----------        -----------
          Net cash provided (used) by financing activities             146,877                  9,130            (24,058)
                                                                     ---------            -----------        -----------
Net increase (decrease) in cash                                        136,685                  1,512            (17,661)
Cash and cash equivalents, beginning of period                               0                  8,998             25,867
Cash and cash equivalents, end of period                               136,685                 10,510              8,206

Supplemental disclosures:
  Cash paid for interest                                                11,895                 50,917             54,102
  Interest capitalized                                                      38                  1,111                108

Non-cash activities:
  Net liabilities assumed in connection with contribution
    of properties                                                      592,452                      -                  -
  Liabilities assumed in connection with acquisition of property         6,374                      -                  -
  Reallocation of additional paid in capital to
    minority interest in Operating Partnership                         664,856                      -                  -

                The accompanying notes are an integral part of
                          these financial statements.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

      NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.   Organization:
     ------------

     Boston Properties, Inc. (the "Company") a Delaware corporation, was formed to succeed to (i) the real estate development, redevelopment, ownership, acquisition, management, operating and leasing business associated with Boston Properties, Inc., a Massachusetts corporation founded in 1970, and
     (ii) various property partnerships under common control with the predecessor company (collectively, the "Boston Properties Predecessor Group" or the "Predecessor"). The Company intends to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended.

     On June 23, 1997, the Company commenced operations after completing an initial public offering of 36,110,000 common shares (including 4,710,000 shares issued as a result of the exercise of an over-allotment option by the underwriters) (the "Offering"). The 36,110,000 shares of common stock were issued at a price per share of $25.00, generating gross proceeds of $902,750,000. The aggregate proceeds to the Company, net of underwriters' discount and offering costs were approximately $839,209,000.

     The following transactions occurred simultaneously with the completion of the Offering, (collectively, the "Formation Transactions):

        . The Company became the sole general partner of Boston Properties Limited Partnership (the "Operating Partnership"). Upon completion of the Offering, the Company contributed substantially all of the net proceeds of the Offering in exchange for an approximately 70.66% interest in the Operating Partnership.

        . The Operating Partnership exercised various option and purchase agreements whereby it issued units in the Operating Partnership ("Units") representing an approximately 29.34% limited partnership interest, to the continuing investors in exchange for interests in certain properties.

        . The Company contributed substantially all of its Greater Washington, D.C. third-party management business to Boston Properties Management, Inc. (the "Development and Management Company"), a subsidiary of the Operating Partnership.

        . The Operating Partnership entered into a participating lease with ZL Hotel LLC. Marriott International, Inc. manages the Company's two hotel properties under the Marriott(R) name. Messrs. Zuckerman and Linde are the sole member-managers of ZL Hotel LLC and own a 9.8% economic interest in ZL Hotel LLC. ZL Hotel Corp. owns the remaining

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

           NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS,
                                   CONTINUED


           90.2% economic interest in ZL Hotel LLC. Certain public charities own all the capital stock of ZL Hotel Corp.

        . The Company, through the Operating Partnership, entered into a $300 million unsecured credit facility with BankBoston, N.A., as agent (the "Unsecured Line of Credit"). The Unsecured Line of Credit is a recourse obligation of the Operating Partnership and is guaranteed by the Company. The Company intends to use the Unsecured Line of Credit principally to fund growth opportunities and for working capital purposes. The Company's ability to borrow under the Unsecured Line of Credit is subject to the Company's ongoing compliance with a number of financial and other covenants.

         . The Operating Partnership utilized $696,236,000 of the proceeds of the Offering, together with $54,000,000 under the Unsecured Line of Credit, to repay $707,071,000 of mortgage indebtedness ($47,780,000 of which was paid on July 1, 1997), $28,843,000 of indebtedness due to Messrs. Zuckerman and Linde related to development of properties in process and $14,322,000 to fund the acquisition of an approximately 170,000 square foot office building in Quincy, Massachusetts.

        The Properties

        The Company owns a portfolio of 75 commercial real estate properties (74 and 72 properties at March 31, 1997 and December 31, 1996, respectively) (the "Properties") aggregating approximately 11.0 million square feet, 89% of which was developed or substantially redeveloped by the Company. The properties consist of 63 office properties with approximately 7.8 million net rentable square feet (including seven office properties under development containing approximately 810,000 net rentable square feet) and approximately 1.3 million additional square feet of structured parking for 4,222 vehicles, nine industrial properties with approximately 925,000 net rentable square feet, two hotels with a total of 833 rooms (consisting of approximately 750,000 square feet), and a parking garage with 1,170 spaces (consisting of approximately 330,000 square feet). In addition, the Company owns, has under contract, or has options to acquire six parcels of land totaling 47.4 acres, which will support approximately 1,009,000 square feet of development.

2.   Basis of Presentation and Summary of Significant Accounting Policies:
     --------------------------------------------------------------------

     The consolidated financial statements of the Company include all the accounts of the Company, its majority-owned Operating Partnership and subsidiaries. The financial statements reflect the properties acquired at their historical basis of accounting to the extent of the acquisition of interests from the Predecessor's owners who continued as investors. The remaining interests acquired for cash from those owners of the Predecessor who decided to sell their interests have been accounted for as a purchase and the excess of the purchase price over the related historical cost basis was allocated to real estate. The combined financial statements of the Boston Properties Predecessor Group include interests in properties and the third party commercial real estate development, project management and property management business of Boston Properties, Inc. The accompanying condensed combined financial statements for the Boston Properties Predecessor Group have been presented on a combined basis due to the common ownership and management; therefore, its

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

           NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS,
                                   CONTINUED

     combined financial statements are presented for comparative purposes. All significant intercompany balances and transactions have been eliminated.

     The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the Company's prospectus dated June 17, 1997 and the combined financial statements and notes thereto of the Boston Properties Predecessor Group included therein.

        Offering Costs

        Underwriting commissions and offering costs incurred in connection with the Offering have been reflected as a reduction of additional paid-in capital.

        Income Taxes

        The Company has elected to be taxed as a REIT under the Internal Revenue Code commencing with its taxable period ending December 31, 1997. As a result, the Company will generally not be subject to federal income tax on its taxable income at corporate rates to the extent it distributes annually at least 95% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. Certain subsidiaries are subject to federal and state income tax on their taxable income at regular corporate rates.

        Earnings per Share

        Earnings per share is calculated based on the weighted average number of common shares outstanding. The assumed exercise of outstanding stock options, using the treasury stock method, is not dilutive and, therefore, such amounts are not presented.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

           NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS,
                                   CONTINUED

3.   Minority Interest in Operating Partnership:
     ------------------------------------------

     Minority interest in the Operating Partnership relates to the interest in the Operating Partnership that is not owned by the Company which, at June 30, 1997, amounted to 29.34%.

     In conjunction with the formation of the Company, persons contributing interests in properties to the Operating Partnership received Units. Beginning fourteen months after the completion of the Offering, the Operating Partnership will, at the request of any Unitholder, be obligated to redeem each Unit held by such Unitholder for, at the option of the Operating Partnership, (i) cash equal to the fair market value of one share of the Company's common stock at the time of redemption, or (ii) one share of the Company's common stock. Such redemptions will cause the Company's percentage ownership in the Operating Partnership to increase.


4.   Extinguishment of Indebtedness:
     -------------------------------

     Certain mortgage indebtedness aggregating $707,071,000 was repaid in conjunction with the Offering. $659,291,000 of this mortgage indebtedness was repaid at June 23, 1997. These repayments, along with the payment of certain related prepayment penalties, the write-off of the related previously capitalized deferred financing costs and the extinguishment of the excess of the mortgage note payable balance over the principal payment required for the 599 Lexington Avenue property necessitated by this increasing rate loan being accounted for using the effective interest method, generated a gain of $7,983,000, (net of minority interest share of $3,315,000), which has been reflected as an extraordinary gain to the Company in the period ended June 30, 1997.

     Due to lender requirements, $47,909,000 of the offering proceeds was placed in escrow at June 23, 1997 and used to retire $47,780,000 of mortgage indebtedness, and related costs on July 1, 1997. These repayments generated a loss of $58,000 (net of minority interest share of $24,000) which will be reflected as an extraordinary loss in the Statement of Operations of the Company for the quarter ended September 30, 1997.

5.   Stock Option and Incentive Plan:
     -------------------------------

     The Company has established a stock option and incentive plan for the purpose of attracting and retaining qualified executives and rewarding them for superior performance in achieving the Company's business goals and enhancing stockholder value. In conjunction with the Offering, the Company granted options with respect to 2,290,000 common shares to directors, officers and employees. All of such options were issued at an exercise price of $25.00. The term of each of such options is 10 years from the date of grant. In general, one-third of each of the options granted to officers and Mr. Zuckerman are exercisable on each of the third, fourth, and fifth anniversary of the date of grant, respectively.

     One-third of the options granted to employees who are not officers will be exercisable on each of the first, second and third anniversary of the date of grant, respectively. Other than the options granted to Mr. Zuckerman, one-half of the options granted to non-employee directors will be exercisable on each of the first and second anniversary of the date of grant, respectively.

     As of June 30, 1997, the Company had granted options with respect to 2,290,000 common shares and an additional 2,464,750 common shares were reserved for issuance under the Company's stock option and incentive plan.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

           NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS,
                                   CONTINUED

6.   Unaudited Pro Forma Condensed Consolidated Financial Information:
     ----------------------------------------------------------------

     The accompanying unaudited pro forma information for the three month and six month periods ended March 31, 1997 and June 30, 1997 are presented as if the Formation Transactions discussed in Note 1 had occurred on January 1, 1997. This pro forma information is based upon the historical consolidated financial statements of the Company and the Boston Properties Predecessor Group and should be read in conjunction with the consolidated and combined financial statements and the notes thereto.

     This unaudited pro forma condensed consolidated information does not purport to represent what the actual results of operations of the Company would have been assuming such Formation Transactions had been completed as set forth above, nor do they purport to predict the results of operations of future periods.


                                                                            Three       Three         Six           Six
                                                                            months      months       months        months
                                                                            ended       ended         ended         ended
                                                                           June 30,    June 30,      June 30,      June 30,
                                                                            1997         1996          1997         1996
                                                                            ----         ----          ----          ----
                                                                                  (in thousands except per share data)
     Total Revenue                                                        $60,635      $55,675       $114,831      $114,476

     Income                                                                13,479        9,746         23,023        23,349

     Net income per share of common stock                                   $0.35        $0.25          $0.59         $0.60

     Weighted average number of shares of common shares outstanding        38,694       38,694         38,694        38,694


                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations include certain forward-looking statements about the Company's business, revenues, expenditures and operating and capital requirement. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by Company representatives to security analysts and investors from time to time. Any such statements are subject to risks that could cause the actual results or needs to vary materially. The risks and uncertainties associated with the forward-looking information include the strength of the commercial office and industrial real estate markets in which the Company operates, competitive market conditions, general economic growth, interest rates and capital market conditions. The Company discusses such risks in detail in its prospectus dated June 17, 1997.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP


RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 1997 to the six months ended June 30, 1996

For discussion purposes, the results of operations for the six months ended June 30, 1997 combine the operating results of the Boston Properties Predecessor Group for the period January 1, 1997 to June 22, 1997 and the operating results of the Company for the period June 23, 1997 to June 30, 1997. The results of operations for the six months ended June 30, 1996 represent solely the operating results of the Predecessor. Consequently, the comparison of the periods provides only limited information regarding the operations of the Company.

Rental revenue decreased $0.5 million or 0.5% to $98.8 million from $99.3 million for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Rental revenue for the six months ended June 30, 1996 includes a $7.5 million non-recurring lease termination fee received from a tenant at the 599 Lexington Avenue property. Rental revenue for the six months ended June 30, 1997 includes rental revenue from the hotel leases for the eight-day period June 23, 1997 to June 30, 1997.

Hotel operating revenue increased $1.3 million or 4.4% to $31.2 million from $29.9 million for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Hotel operating revenue for the six months ended June 30, 1997 only includes revenue from January 1, 1997 to June 22, 1997 as a result of the Operating Partnership entering into a participating lease at the time of the Offering to operate the hotel properties with ZL Hotel LLC.

Third party management and development fee income increased $637,000 or 20.1% to $3.8 million from $3.2 million for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 primarily as a result of increased fees on existing projects.

Interest income decreased $200,000 or 13% to $1.4 million from $1.6 million for the six months ended June 30, 1997 compared to the six months ended June 30, 1996, primarily due to a reduction in cash reserves partially offset by interest income earned on net proceeds of the Offering for the eight-day period of June 23, 1997 to June 30, 1997.

Property expenses decreased $1.1 million or 3.6% to $28.0 million from $29.1 million for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 primarily as a result of reductions in real estate taxes, utilities, and snow removal costs.

Hotel operating expenses increased $686,000 or 3.2% to $22.0 million from $21.3 million for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Hotel expenses for the six months ended June 30, 1997 only includes expenses from January 1, 1997 to June 22, 1997.

General and administrative expenses increased $176,000 or 3.4% to $5.4 million from $5.2 million for the six months ended June 30, 1997 compared to the six months ended June 30, 1996.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP


Interest expense increased $220,000 or 0.4% to $54.7 million from $54.5 million for the six months ended June 30, 1997 and the six months ended June 30, 1996. An increase in interest expense due to increased indebtedness for the period January 1, 1997 to June 22, 1997 was offset by a reduction in interest expense for the eight-day period June 23, 1997 to June 30, 1997 as a result of the payoff of mortgage indebtedness.

Depreciation and amortization expense increased $123,000 or 0.7% to $17.9 million from $17.7 million for the six months ended June 30, 1997 compared to the six months ended June 30, 1996.

As a result of the foregoing, net income before extraordinary items and minority interests increased $1.1 million to $7.2 million from $6.0 million for the six months ended June 30, 1997 compared to the six months ended June 30, 1996.

Comparison of Three months ended June 30, 1997 to the Three Months ended June 30, 1996:

For discussion purposes, the results of operations for the three months ended June 30, 1997 combine the operating results of the Boston Properties Predecessor Group for the period April 1, 1997 to June 22, 1997 and the operating results of the Company for the period June 23, 1997 to June 30, 1997. The results of operations for the three months ended June 30, 1996 represent solely the operating results of the Predecessor. Consequently, the comparison of the periods provides only limited information regarding the operations of the Company.

Rental revenue increased $4.0 million or 8.7% to $50.4 million from $46.4 million for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. The increase is due to increased occupancy at 91 Hartwell Avenue and Democracy Center. Also, rental revenue for the three months ended June 30, 1997 includes rental revenue from the hotel leases for the eight day period June 23, 1997 to June 30, 1997.

Hotel operating revenue increased $17,000 or less than 0.1% at approximately $18.4 million for each of the three months ended June 30, 1997 and the three months ended June 30, 1996. Hotel revenue for the three months ended June 30, 1997 only includes revenue from January 1, 1997 to June 22, 1997.

Third party management and development fee income increased $394,000 or 24.7% to $2.0 million from $1.6 million for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 primarily as a result of increased fees on existing projects.

Interest income increased $96,000 or 11.3% to $948,000 from $852,000 for the three months ended June 30,1997 compared to the three months ended June 30, 1996 primarily due to interest income earned on net proceeds of the Offering for the period June 23, 1997 to June 30, 1997 partially offset by a reduction in cash reserves.

Property expenses decreased $759,000 or 5.1% to $14.0 million from $14.8 million for the three months ended June 30,1997 compared to the three months ended June 30, 1996 primarily as a result of reductions in real estate taxes and utilities.

Hotel operating expenses decreased $463,000 or 3.7% to $12.0 million from $12.5 million for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. Hotel expenses for the three months ended June 30, 1997 only includes expenses from January 1, 1997 to June 22, 1997.

General and administrative expenses increased $143,000 or 5.6% to $2.7 million from $2.6 million for the three months ended June 30, 1997 compared to the three months ended June 30, 1996.

Interest expense decreased $137,000 or 0.5% to $27.0 million from $27.1 million for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. An increase in interest expense due to increased indebtedness for the period January 1, 1997 to June 22, 1997 was partially offset by a reduction in interest expense for the eight day period June 23, 1997 to June 30, 1997 as a result of the payoff of mortgage indebtedness.

Depreciation and amortization expense remained unchanged at $9.1 million for the three months ended June 30, 1997 and June 30, 1996.

As a result of the foregoing, net income before extraordinary items and minority interest increased $5.7 million to $6.8 million from $1.1 million for the three months ended June 30, 1997 compared to the three months ended June 30, 1996.

Liquidity and Capital Resources

Upon completion of the Offering, the Company received approximately $839.2 million in net proceeds. The Company used these funds as follows: (i) approximately $707.1 million to repay certain mortgage indebtedness; (ii) approximately $2.7 million for related prepayment penalties; (iii) ($47.8 million of which was paid on July 1,1997) approximately $2.7 million for other related prepayment costs; (iv) approximately $10.4 million to pay transfer taxes; (v) approximately $1.6 million to establish the Unsecured Line of Credit.

The Company closed on the $300 million Unsecured Line of Credit with BankBoston, N.A., as agent. Upon completion of the Offering, $54.0 million was drawn on the Unsecured Line of Credit and was used as follows: (i) $28.8 million to repay notes due Messrs. Zuckerman and Linde (the "Development Loan") in respect of loans advanced by them to the entities that, prior to the Offering, owned the Development Properties and certain parcels of land, to the fund the development of the Development Properties and the acquisition of such parcels of land; and
(ii) approximately $14.3 million (net of $6.9 million of assumed debt) was used to acquire the Newport Office Park property.

The Unsecured Line of Credit, at the Company's election, bears interest at a floating rate based on a spread over LIBOR ranging from 90 basis points to 110 basis points, depending upon the Company's applicable leverage ratio, or the Line of Credit Bank's prime rate. The Company's ability to borrow under the Unsecured Line of Credit is subject to the Company's ongoing compliance with a number of financial and other covenants. The Unsecured Line of Credit requires: the Company to maintain a ratio of unsecured indebtedness to unencumbered property value of not more than 60%; that the unencumbered properties must generate sufficient net operating income to maintain a debt service coverage ratio of at least 1.4 to 1; a total indebtedness to total asset value ratio of not more than 55%; that the ratio of EBITDA to debt service plus estimated capital expenditures and preferred dividends be at least 1.75 to 1; and certain other customary covenants and performance requirements.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP


The Company's consolidated indebtedness at July 1, 1997 was $748.9 million at a weighted average interest rate of 7.58%. Based on the Company's total market capitalization at July 1, 1997 of approximately $2.21 billion, the Company's consolidated debt represents 34% of its total market capitalization.


Properties               Interest Rate       Principal    Maturity Date
----------               -------------       ---------    -------------
                                            (Thousands)
599 Lexington Avenue          7.00%           $225,000    July 19, 2005 (1)
Two Independence Square       7.90  (2)        121,906    February 27, 2003
One Independence Square       7.90  (2)         77,937    August 21, 2001
2300 N Street                 6.88              66,000    August 3, 2003
Capital Gallery               8.24              60,364    August 15, 2006
Burlington Mall Road (3)      8.33              37,000    October 1, 2001
Ten Cambridge Center (4)      7.57              40,000    March 29, 2000
191 Spring Street             8.50              23,822    September 1, 2006
Bedford Business Park         8.50              23,281    December 10, 2008
Montvale Center               8.59               7,945    December 1, 2006
Newport Office Park           8.13               6,894    July 1, 2001
Hilltop Business Center       7.00  (5)          4,700    December 15, 1998
                                             ---------
                                               694,849
                                             ---------
Unsecured Line of Credit      6.69  (6)         54,000    June 22, 2000
Note Payable-affiliate        6.69  (6)          9,990    Demand
                                             ---------
Total                                         $758,839
                                             =========

(1) At maturity the lender has the option to purchase a 33.33% interest in this Property in exchange for the cancellation of the principal balance of approximately $225 million.
(2) The interest rate increases to 8.5% on March 25, 1998 and remains at such rate through the loan expiration.
(3) Includes outstanding indebtedness secured by 91 Hartwell Avenue and 92 and 100 Hayden Avenue.
(4)  Includes outstanding indebtedness secured by the Cambridge North Garage.
(5)  This is a floating interest rate equal to LIBOR + 1.50%
(6)  This is a floating interest rate currently equal to LIBOR + 1.00%


The Company expects to meet its short-term liquidity requirements generally through its initial working capital and net cash provided by operations. The Company's operating properties and hotels require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the six months ended June 30, 1997, the Company's recurring capital expenditures totaled $7.3 million.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

The Company expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other non-recurring capital improvements through long-term secured and unsecured indebtedness (including the Unsecured Line of Credit) and the issuance of additional equity securities of the Company.

The Company will have commitments to fund to completion, development projects that are currently in process. Commitments under these arrangements totaled
$35 million as of June 30, 1997. The Company expects to fund these commitments initially using the Unsecured Line of Credit. In addition, the Company has options to acquire land that require minimum deposits that the Company will fund using the Unsecured Line of Credit.

Funds from Operations

Management believes Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes Funds from Operations in accordance with standards established by the White Paper on Funds from Operations approved by the Board of Governors of NAREIT in 1995, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The White Paper defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of the Boston Properties Predecessor Group and the Company, Funds from Operations should be examined in conjunction with net income as presented in the consolidated and combined financial statements.

The following table presents the Company's Funds from Operations for the period from June 23, 1997 to June 30, 1997 and for the pro forma three and six month periods ended June 30, 1997:

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP



                                                   Company                 Pro Forma                  Pro Forma
                                                June 23, 1997            Three months                Six months
                                                     to                 ended June 30,              ended June 30,
                                                June 30, 1997               1997                        1997
                                                -------------               ----                        ----
                                                                      (in thousands)
Income before minority interest and
  extraordinary item                               $1,576                  $19,193                     $32,827

Add:
  Real estate depreciation and amortization           835                    9,104                      17,989

Less:
  Minority property partnership's share
  of Funds from Operations                             (9)                    (103)                       (251)

  Non-recurring item - significant lease
  termination fee                                       -                        -                           -
                                                   ------                  -------                     -------
Funds from Operations                              $2,402                  $28,194                     $50,565
                                                   ======                  =======                     =======
Company's share (70.66%)                           $1,697                  $19,922                     $35,729
                                                   ======                  =======                     =======

Inflation

The majority of the Company's tenant leases require tenants to pay most operating expenses, including real estate taxes and insurance, and increases in common area maintenance expenses, which reduces the Company's exposure to increases in costs and operating expenses resulting from inflation.

Recently Issued Accounting Pronouncements

Financial Accounting Standards Board Statement No. 128 ("FAS No. 128") "Earnings Per Share" is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company intends to adopt the requirements of this pronouncement in its financial statements for the year ended December 31, 1997. FAS No. 128 specifies the computation, presentation and disclosure requirements for net income per share. FAS No. 128 also requires the presentation of diluted net income per share which the Company was not previously required to present under generally accepted accounting principles.

Financial Accounting Standards Board Statement No. 129 ("FAS No. 129") "Disclosure of Information about Capital Structure" is effective for financial statements issued for periods ending after December 31, 1997. FAS No. 129 establishes standards for disclosure of information about securities, liquidation preference of preferred stock and redeemable stock.

Financial Accounting Standards Board Statement No. 130 ("FAS No. 130") "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. The Company intends to adopt the requirements of this pronouncement in its financial statements for the year ended December 31, 1998. FAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Company was not previously required to present comprehensive income or the components thereof in its financial statements under generally accepted accounting principals.

Financial Accounting Standards Board Statement No. 131 ("FAS No. 131") "Disclosure about segments of an Enterprise and Related Information" is effective for financial statements issued for periods beginning after December 15, 1997. FAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates.

The Company does not believe that the implementation of FAS No. 128, FAS No. 129 FAS No. 130 or FAS No. 131 will have a material impact on its financial statements.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

           NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS,
                                   CONTINUED

Part II. Other Information

Item 6 - Exhibits

(a)  Exhibits


 EXHIBIT NO.                         DESCRIPTION                           PAGE
 -----------                         -----------                           ----
      3.1    --Amended and Restated Certificate of Incorporation
               of the Company
      3.2    --Amended and Restated Bylaws of the Company
     +4.1    --Form of Shareholder Rights Agreement dated as of June   ,
               1997 between the Company and BankBoston, N.A., as Rights
               Agent
     +4.2    --Form of Certificate of Designation for Series E Junior
               Participating Cumulative Preferred Stock, par value $.01
               per share
     +4.3    --Form of Common Stock Certificate
     10.1    --Amended and Restated Agreement of Limited
               Partnership of the Operating Partnership
    +10.2    --1997 Stock Option and Incentive Plan
    +10.3    --Form of Noncompetition Agreement between the Company and
               Mortimer B. Zuckerman
    +10.4    --Form of Employment and Noncompetition Agreement between
               the Company and Edward H. Linde
    +10.5    --Form of Employment Agreement between the Company and
               certain executive officers
    +10.6    --Form of Indemnification Agreement between the Company and each of its directors and executive officers
    +10.7    --Omnibus Option Agreement by and among Boston Properties
               Limited Partnership (the "Operating Partnership") and the
               Grantors named therein dated as of April 9, 1997
    +10.8    --Revolving Credit Agreement with BankBoston, N.A.
    +10.9    --Form of Registration Rights Agreement among the Company
               and the persons named therein
   +10.10    --Form of Lease Agreement dated as of June  , 1997 between
               Edward H. Linde and Mortimer B. Zuckerman, as Trustees of
               Downtown Boston Properties Trust, and ZL Hotel LLC
   +10.11    --Form of Lease Agreement dated as of June  , 1997 between
               Edward H. Linde and Mortimer B. Zuckerman, as Trustees of
               Two Cambridge Center Trust, and ZL Hotel LLC
   +10.12    --Option Agreement between Boston Properties Limited
               Partnership and Square 36 Properties Limited Partnership
               dated April 15, 1997
   +10.13    --Form of Certificate of Incorporation of Boston Properties
               Management, Inc.
   +10.14    --Form of By-laws of Boston Properties Management, Inc.
   +10.15    --Form of Limited Liability Agreement of ZL Hotel LLC
   +10.16    --Form of Option Agreement to Acquire the Property known as
               Sumner Square
   +10.17    --Loan Modification Agreement between Lexreal Associates
               and Mitsui Seimei America Corporation relating to loan
               secured by 599 Lexington Avenue
   +10.18    --Loan Modification and Extension Agreement by and between
               Southwest Market Limited Partnership, a District of
               Columbia limited partnership, Mortimer B. Zuckerman and
               Edward H. Linde and the Sumitomo Bank, Limited, for One
               Independence Square, dated as of September 26, 1994
   +10.19    --Loan Modification and Extension Agreement by and among
               Southwest Market Limited Partnership, a District of
               Columbia limited partnership, Mortimer B. Zuckerman and
               Edward H. Linde and the Sumitomo Bank, Limited, for Two
               Independence Square, dated as of September 26, 1994
   +10.20    --Construction Loan Agreement by and between the Sumitomo
               Bank, Limited and Southwest Market Limited Partnership,
               dated as of August 21, 1990
   +10.21    --Construction Loan Agreement by and between the Sumitomo
               Bank, Limited and Southwest Market Limited Partnership for
               Two Independence Square, dated as of February 22, 1991
   +10.22    --Consent and Loan Modification Agreement regarding One
               Independence Square between the Sumitomo Bank, Limited and
               Southwest Market Limited Partnership dated as of June  ,
               1997
   +10.23    --Consent and Loan Modification Agreement regarding Two
               Independence Square between the Sumitomo Bank, Limited and
               Southwest Market Limited Partnership dated as of June  ,
               1997
   +10.24    --Form of Amended and Restated Loan Agreement between
               Square 36 Office Joint Venture and the Sanwa Bank Limited
               dated as of June  , 1997
   +10.25    --Indemnification Agreement between Boston Properties
               Limited Partnership and Mortimer B. Zuckerman and Edward
               H. Linde
   +10.26    --Compensation Agreement between the Company and Robert
               Selsam, dated as of August 10, 1995, relating to 90 Church
               Street
     27.1    --Financial Data Schedule

--------
+ Incorporated herein by reference to the Company's Registration Statement on Form S-11 (File No. 333-25279).

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BOSTON PROPERTIES, INC.

Date: August 14, 1997             /s/ David G. Gaw
                                  -----------------------------
                                  David G. Gaw,
                                  Chief Financial Officer
                                  (duly authorized officer and
                                  principal financial officer)

                              10-Q EXHIBIT INDEX
                              ------------------

                                 EXHIBIT INDEX

 EXHIBIT NO.                         DESCRIPTION                           PAGE
 -----------                         -----------                           ----
      3.1    --Amended and Restated Certificate of Incorporation
               of the Company
      3.2    --Amended and Restated Bylaws of the Company
     +4.1    --Form of Shareholder Rights Agreement dated as of June   ,
               1997 between the Company and BankBoston, N.A., as Rights
               Agent
     +4.2    --Form of Certificate of Designation for Series E Junior
               Participating Cumulative Preferred Stock, par value $.01
               per share
     +4.3    --Form of Common Stock Certificate
     10.1    --Amended and Restated Agreement of Limited
               Partnership of the Operating Partnership
    +10.2    --1997 Stock Option and Incentive Plan
    +10.3    --Form of Noncompetition Agreement between the Company and
               Mortimer B. Zuckerman
    +10.4    --Form of Employment and Noncompetition Agreement between
               the Company and Edward H. Linde
    +10.5    --Form of Employment Agreement between the Company and
               certain executive officers
    +10.6    --Form of Indemnification Agreement between the Company and each of its directors and executive officers
    +10.7    --Omnibus Option Agreement by and among Boston Properties
               Limited Partnership (the "Operating Partnership") and the
               Grantors named therein dated as of April 9, 1997
    +10.8    --Revolving Credit Agreement with BankBoston, N.A.
    +10.9    --Form of Registration Rights Agreement among the Company
               and the persons named therein
   +10.10    --Form of Lease Agreement dated as of June  , 1997 between
               Edward H. Linde and Mortimer B. Zuckerman, as Trustees of
               Downtown Boston Properties Trust, and ZL Hotel LLC
   +10.11    --Form of Lease Agreement dated as of June  , 1997 between
               Edward H. Linde and Mortimer B. Zuckerman, as Trustees of
               Two Cambridge Center Trust, and ZL Hotel LLC
   +10.12    --Option Agreement between Boston Properties Limited
               Partnership and Square 36 Properties Limited Partnership
               dated April 15, 1997
   +10.13    --Form of Certificate of Incorporation of Boston Properties
               Management, Inc.
   +10.14    --Form of By-laws of Boston Properties Management, Inc.
   +10.15    --Form of Limited Liability Agreement of ZL Hotel LLC
   +10.16    --Form of Option Agreement to Acquire the Property known as
               Sumner Square
   +10.17    --Loan Modification Agreement between Lexreal Associates
               and Mitsui Seimei America Corporation relating to loan
               secured by 599 Lexington Avenue
   +10.18    --Loan Modification and Extension Agreement by and between
               Southwest Market Limited Partnership, a District of
               Columbia limited partnership, Mortimer B. Zuckerman and
               Edward H. Linde and the Sumitomo Bank, Limited, for One
               Independence Square, dated as of September 26, 1994
   +10.19    --Loan Modification and Extension Agreement by and among
               Southwest Market Limited Partnership, a District of
               Columbia limited partnership, Mortimer B. Zuckerman and
               Edward H. Linde and the Sumitomo Bank, Limited, for Two
               Independence Square, dated as of September 26, 1994
   +10.20    --Construction Loan Agreement by and between the Sumitomo
               Bank, Limited and Southwest Market Limited Partnership,
               dated as of August 21, 1990

 EXHIBIT NO.                         DESCRIPTION                           PAGE
 -----------                         -----------                           ----
   +10.21    --Construction Loan Agreement by and between the Sumitomo
               Bank, Limited and Southwest Market Limited Partnership for
               Two Independence Square, dated as of February 22, 1991
   +10.22    --Consent and Loan Modification Agreement regarding One
               Independence Square between the Sumitomo Bank, Limited and
               Southwest Market Limited Partnership dated as of June  ,
               1997
   +10.23    --Consent and Loan Modification Agreement regarding Two
               Independence Square between the Sumitomo Bank, Limited and
               Southwest Market Limited Partnership dated as of June  ,
               1997
   +10.24    --Form of Amended and Restated Loan Agreement between
               Square 36 Office Joint Venture and the Sanwa Bank Limited
               dated as of June  , 1997
   +10.25    --Indemnification Agreement between Boston Properties
               Limited Partnership and Mortimer B. Zuckerman and Edward
               H. Linde
   +10.26    --Compensation Agreement between the Company and Robert
               Selsam, dated as of August 10, 1995, relating to 90 Church
               Street
     27.1    --Financial Data Schedule

--------
+ Incorporated herein by reference to the Company's Registration Statement on Form S-11 (File No. 333-25279).