Form 10-Q
period 1997-09-30
BOSTON PROPERTIES INC
filed 1997-11-14
CIK 1037540

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ----------------

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the Quarterly Period Ended September 30, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
            For the transition period from __________ to __________

                        Commission File Number 1-13087
                            BOSTON PROPERTIES, INC.
            (Exact name of Registrant as specified in its Charter)

Delaware                                                             04-2473675
(State or other jurisdiction                          (IRS Employer Id. Number)
of incorporation or organization)

8 Arlington Street
Boston, Massachusetts                                              02116
----------------------------------------                      --------------
(Address of principal executive offices)                        (Zip Code)

      Registrant's telephone number, including area code: (617) 859-2600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock                                         38,694,041
        (Class)                    (Outstanding on November 14, 1997)

                            BOSTON PROPERTIES, INC.
                                   FORM 10-Q
                   for the quarter ended September 30, 1997

                               TABLE OF CONTENTS

                                                                                                                   Page(s)
                                                                                                                  ---------
PART 1.      FINANCIAL INFORMATION

  ITEM 1     Condensed Consolidated and Combined Financial Statements:

             a)   Condensed Consolidated and Combined Balance Sheets as of September 30, 1997
             and December 31, 1996                                                                                       1

             b)   Condensed Consolidated and Combined Statements of Operations for the Company for
             the period from June 23, 1997 to September 30, 1997 and for the Predecessor Group
             for the period from January 1, 1997 to June 22, 1997 and for the nine months ended
             September 30, 1996                                                                                          2

             c)   Condensed Consolidated and Combined Statements of Operations for the Company for the three months ended September 30, 1997 and for the Predecessor Group for the three months ended
             September 30, 1996                                                                                          3

             d)   Condensed Consolidated and Combined Statements of Cash Flows for the Company for the
             period from June 23, 1997 to September 30, 1997 and for the Predecessor Group for the
             period from January 1, 1997 to June 22, 1997 and for the nine months ended September 30, 1996               4

             e)   Notes to the Condensed Consolidated and Combined Financial Statements                               5-10

  ITEM 2.    Management's Discussion and Analysis of Financial Conditions and Results of Operations                  11-17

PART II.     OTHER INFORMATION

  ITEM 6.    Exhibits and Reports on Form 8-K                                                                        17-18

 Signatures

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
              CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS


                                                                                                                  The
                                                                                           The                Predecessor
                                                                                         Company                 Group
                                                                                   ....................   ....................
                                                                                      September 30,           December 31,
                                                                                          1997                   1996
                                                                                   ....................   ....................
                                                                                       (Unaudited)
     ASSETS                                                                                      (in thousands)

Real estate and equipment:                                                              $ 1,433,376             $ 1,035,571
        Less accumulated depreciation                                                      (285,505)               (263,911)
                                                                                        -----------             -----------
        Total real estate and equipment                                                   1,147,871                 771,660

     Cash and cash equivalents                                                               25,989                   8,998
     Escrows                                                                                 10,673                  25,474
     Tenant and other receivables                                                            13,170                  12,049
     Accrued rental income                                                                   50,377                  49,206
     Deferred charges                                                                        34,707                  24,722
     Prepaid expenses and other assets                                                        8,933                   4,402
     Investment in joint venture                                                              3,918                    --
                                                                                        -----------             -----------
        Total assets                                                                    $ 1,295,638             $   896,511
                                                                                        ===========             ===========

     LIABILITIES AND STOCKHOLDERS' AND OWNERS' EQUITY (DEFICIT)

Liabilities:
     Mortgage notes payable                                                             $   914,614             $ 1,420,359
     Unsecured line of credit                                                                71,000                    --
     Notes payable - affiliate                                                                 --                    22,117
     Accounts payable and accrued expenses                                                   16,073                  13,795
     Accrued interest payable                                                                 3,639                   9,667
     Rents received in advance, security
        deposits and other liabilities                                                       13,663                   7,205
                                                                                        -----------             -----------
        Total liabilities                                                                 1,018,989               1,473,143
                                                                                        -----------             -----------

Commitments and contingencies                                                                  --                      --

Minority interest in Operating Partnership                                                   81,168                    --

Stockholders' equity:
     Preferred stock, $.01 par value, 50,000,000 shares
        authorized, none issued or outstanding
     Common Stock, $.01 par value, 250,000,000 shares
        authorized, 38,693,541 issued and outstanding                                           387                    --
     Additional paid in capital                                                             172,315                    --
     Retained earnings                                                                       22,779                    --
                                                                                        -----------             -----------
Owners' deficit                                                                                --                  (576,632)
                                                                                        -----------             -----------
        Total stockholders' and owners' equity (deficit)                                    195,481                (576,632)
                                                                                        -----------             -----------
        Total liabilities and stockholders' and owners' equity (deficit)                $ 1,295,638             $   896,511
                                                                                        ===========             ===========

  The accompanying notes are an integral part of these financial statements.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
         CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS


                                                                        The Company                 The Predecessor Group
                                                                  .........................  .......................................


                                                                       June 23, 1997         January 1, 1997       Nine months
                                                                             to                     to                ended
                                                                     September 30, 1997       June 22, 1997     September 30, 1996
                                                                  .......................  .................  ......................

                                                                         (unaudited and in thousands, except for per share data)
                                                                  ..................................................................

REVENUE
     Rental:
          Base rent                                                      $  57,892            $  80,122            $ 127,727
          Recoveries from tenants                                            6,144               10,283               17,401
          Parking and other                                                    217                3,397                2,263
                                                                         ---------            ---------            ---------
            Total rental revenue                                            64,253               93,802              147,391
     Hotel operating                                                          --                 31,185               47,458
     Development and management services                                     2,221                3,685                4,880
     Interest and other                                                      1,879                1,146                2,590
                                                                         ---------            ---------            ---------
            Total revenue                                                   68,353              129,818              202,319
                                                                         ---------            ---------            ---------

EXPENSES
     Rental:
          Operating                                                          8,828               13,650               22,332
          Real estate taxes                                                  9,065               13,382               21,396
     Hotel:
          Operating                                                           --                 20,938               29,826
          Real estate taxes                                                   --                  1,514                2,533
     General and administrative                                              3,164                5,116                8,149
     Interest                                                               16,091               53,324               82,627
     Depreciation and amortization                                          10,113               17,054               27,008
                                                                         ---------            ---------            ---------
            Total expenses                                                  47,261              124,978              193,871
                                                                         ---------            ---------            ---------
Income before minority interests and extraordinary items                    21,092                4,840                8,448
Minority interest in property partnership                                      (69)                (235)                (288)
                                                                         ---------            ---------            ---------
Income before minority interest in Operating Partnership
     and extraordinary items                                                21,023                4,605                8,160
Minority interest in Operating Partnership                                  (6,169)                --                   --
                                                                         ---------            ---------            ---------
Income before extraordinary items                                           14,854                4,605                8,160
Extraordinary items on early debt extinguishments, net
     of minority interest                                                    7,925                 --                   --
                                                                         ---------            ---------            ---------
Net income                                                               $  22,779            $   4,605            $   8,160
                                                                         =========            =========            =========

Per share:
     Income before extraordinary items                                   $    0.39                 --                   --
     Extraordinary items:
          Gains on early debt extinguishments                                 0.20                 --                   --
     Net income:                                                         $    0.59                 --                   --

Weighted average number of common shares
            outstanding                                                     38,694                 --                   --

  The accompanying notes are an integral part of these financial statements.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
         CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS


                                                                                                      The Predecessor
                                                                            The Company                    Group
                                                                        .....................     .........................
                                                                            Three months                Three months
                                                                               ended                       ended
                                                                           September 30,               September 30,
                                                                                1997                        1996
                                                               ..............................     ...........................
                                                                   (unaudited and in thousands, except for per share data)
                                                               ..............................................................
REVENUE
     Rental:
          Base rent                                                           $ 53,433                   $ 41,203
          Recoveries from tenants                                                5,656                      6,111
          Parking and other                                                        162                        801
                                                                              --------                   --------
            Total rental revenue                                                59,251                     48,115
     Hotel operating                                                                 -                     17,586
     Development and management services                                         2,105                      1,715
     Interest and other                                                          1,633                        998
                                                                              --------                   --------
            Total revenue                                                       62,989                     68,414
                                                                              --------                   --------

EXPENSES
     Rental:
          Operating                                                              8,071                      7,527
          Real estate taxes                                                      8,452                      7,116
     Hotel:
          Operating                                                                  -                     10,364
          Real estate taxes                                                          -                        655
     General and administrative                                                  2,917                      2,962
     Interest                                                                   14,719                     28,153
     Depreciation and amortization                                               9,268                      9,231
                                                                              --------                   --------
            Total expenses                                                      43,427                     66,008
                                                                              --------                   --------
Income before minority interests and extraordinary items                        19,562                      2,406
Minority interest in property partnership                                          (60)                       (96)
                                                                              --------                   --------
Income before minority interest in Operating Partnership
     and extraordinary items                                                    19,502                      2,310
Minority interest in Operating Partnership                                      (5,722)                         -
                                                                              --------                   --------
Income before extraordinary items                                               13,780                      2,310
Extraordinary items on early debt extinguishments, net
     of minority interest                                                          (58)                         -
                                                                              --------                   --------
Net income                                                                    $ 13,722                   $  2,310
                                                                              ========                   ========

Per share:
     Income before extraordinary items                                        $   0.36                          -
     Extraordinary items:
          Losses on early debt extinguishments                                   (0.00)                         -
     Net income:                                                              $   0.36                          -

Weighted average number of common shares
            outstanding                                                         38,694                          -

  The accompanying notes are an integral part of these financial statements.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
         CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS


                                                                       The Company                     The Predecessor Group
                                                                  ...................... ...........................................
                                                                    June 23, 1997 to      January 1, 1997 to     Nine Months ended
                                                                   September 30, 1997       June 22, 1997       September 30, 1996
                                                                  ...................... .................... ......................
                                                                                    (unaudited and in thousands)
Cash flows from operating activities:
       Net income                                                      $  22,779             $   4,605               $   8,160
Adjustments to reconcile net income to net cash provided by
       operating activities:
       Depreciation and amortization                                      10,113                17,054                  27,008
       Non-cash portion of interest expense                                  173                 1,497                     483
       Extraordinary gain on early debt extinguishments                  (11,216)                    -                       -
       Minority interest in Operating Partnership                          9,463                     -                       -
       Change in assets and liabilities:
            Tenant and other receivables                                   5,993                (7,114)                 (2,856)
            Prepaid expenses and other assets                             (3,038)               (1,494)                    759
            Accrued rental income                                           (881)                 (291)                    955
            Accounts payable and accrued expenses                         (2,138)                5,220                  (2,007)
            Accrued interest payable                                      (8,049)                2,021                  (3,335)
            Rent received in advance, security deposits,
                  and other liabilities                                    2,731                 3,728                   1,942
                                                                       ---------             ---------               ---------

                  Total adjustments                                        3,151                20,621                  22,949
                                                                       ---------             ---------               ---------

                  Net cash provided by operating activities               25,930                25,226                  31,109
                                                                       ---------             ---------               ---------

Cash flows from investing activities:
       Acquisitions/additions to real estate and equipment              (366,054)              (27,721)                (14,606)
       Tenant leasing costs                                                   95                (2,550)                    599
       Escrows                                                                 -                     -                 (28,945)
       Investment in Joint Venture                                        (1,345)               (2,573)                      -
       Cash from contributed assets                                       10,510                     -                       -
                                                                       ---------             ---------               ---------

                 Net cash used in investing activities                  (356,794)              (32,844)                (42,952)
                                                                       ---------             ---------               ---------

Cash flows from financing activities:
       Net proceeds from sale of common stock                            839,209                     -                       -
       Owners' contributions                                                   -                 9,330                   5,317
       Owners' distributions                                                   -               (32,125)                      -
       Borrowings on Unsecured Line of Credit                             71,000                     -                       -
       Proceeds from long term debt                                      220,000                     -                       -
       Repayments on mortgage notes                                     (708,090)               (3,799)                 (1,464)
       Accounts receivable - affiliates                                        -                  (804)                      -
       Accounts payable - affiliates                                     (19,983)               19,983                       -
       Escrows                                                            14,934                  (136)                      -
       Costs related to debt extinguishments                              (8,512)                    -                       -
       Proceeds (repayments) from notes payable - affiliate              (38,833)               16,716                     169
       Payment of deferred financing and other costs                     (12,872)                  (35)                 (5,577)
                                                                       ---------             ---------               ---------

                Net cash provided (used) by financing activities         356,853                 9,130                  (1,555)
                                                                       ---------             ---------               ---------

Net increase (decrease) in cash                                           25,989                 1,512                 (13,398)
Cash and cash equivalents, beginning of period                                 -                 8,998                  25,867
                                                                       ---------             ---------               ---------
Cash and cash equivalents, end of period                               $  25,989             $  10,510               $  12,469
                                                                       =========             =========               =========

Supplemental disclosures:
       Cash paid for interest                                          $  26,032             $  50,917                       -
                                                                       =========             =========
       Interest capitalized                                            $     683             $   1,111                       -
                                                                       =========             =========

Non-cash activities:
       Net liabilities assumed in connection with the contribution
            of properties                                              $ 592,452                     -                       -
       Reallocation of additional paid in capital to minority
            interest in Operating Partnership                          $ 664,856                     -                       -

  The accompanying notes are an integral part of these financial statements.

                          Boston Properties, Inc., and
                      Boston Properties Predecessor Group

       Notes to Condensed Consolidated and Combined Financial Statements


1.  Organization
    ------------

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

    On June 23, 1997, the Company commenced operations after completing an initial public offering of 36,110,000 common shares (including 4,710,000 shares issued as a result of the exercise of an over-allotment option by the underwriters) (the "Offering"). The 36,110,000 shares of common stock were issued at a price per share of $25.00, generating gross proceeds of $902,750,000. The proceeds to the Company, net of underwriters' discount and offering costs were approximately $839,209,000.

    The following transactions occurred simultaneously with the completion of the Offering (collectively, the "Formation Transactions").

    . The Company became the sole general partner of Boston Properties Limited Partnership (the "Operating Partnership"). Upon completion of the Offering, the Company contributed substantially all of the net proceeds of the offering in exchange for an approximate 70.66% interest in the Operating Partnership.

    . The Operating Partnership exercised various option and purchase agreements whereby it issued units in the Operating Partnership ("Units"), representing an approximate 29.34% limited partnership interest, to the continuing investors in exchange for interests in certain properties.

    . The Company contributed substantially all of its Greater Washington, D.C. third-party management business to Boston Properties Management, Inc. (the "Development and Management Company"), a subsidiary of the Operating Partnership.

    . The Operating Partnership entered into a participating lease with ZL Hotel LLC. Marriott International, Inc. manages the Company's two hotel properties under the Marriott(R) name. Messrs. Zuckerman and Linde are the sole member-managers of the ZL Hotel LLC and own a 9.8% economic interest in ZL Hotel LLC. ZL Hotel Corp. owns the remaining 90.2% economic interest in ZL Hotel LLC. Certain public charities own all the capital stock of ZL Hotel Corp.

    . The Company, through the Operating Partnership, entered into a $300 million unsecured credit facility with BankBoston, N.A., as agent (the "Unsecured Line of Credit"). As of September 30, 1997, $71.0 million was outstanding under the Unsecured Line of Credit. The Unsecured Line of Credit is a recourse obligation of the Operating Partnership and is guaranteed by the Company. The Company's ability to borrow under the Unsecured Line of Credit is subject to the Company's ongoing compliance with a number of financial and other covenants.

                          Boston Properties, Inc., and
                      Boston Properties Predecessor Group

       Notes to Condensed Consolidated and Combined Financial Statements
                                  (Continued)


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

    The Properties:

    The Company owns a portfolio of 80 commercial real estate properties (75 and 72 properties at June 30, 1997 and December 31, 1996, respectively) (the "Properties") aggregating approximately 12.7 million square feet, 83% of which was developed or substantially redeveloped by the Company. The properties consist of 67 office properties with approximately 9.6 million net rentable square feet (including eight office properties under development containing approximately 1.3 million net rentable square feet) and approximately 1.3 million additional square feet of structured parking for 4,222 vehicles, nine industrial properties with approximately 925,000 net rentable square feet, three hotels (including one hotel under development) with a total of 1,054 rooms (consisting of approximately 937,900 square feet), and a parking garage with 1,170 spaces (consisting of approximately 330,000 square feet). In addition, the Company owns, has under contract, or has an option to acquire six parcels of land totaling 39.0 acres, which will support approximately 629,000 square feet of development.

2.  Basis of Presentation and Summary of Significant Accounting Policies
    --------------------------------------------------------------------

    The condensed consolidated financial statements of the Company include all the accounts of the Company, its majority-owned Operating Partnership and subsidiaries. The financial statements reflect the properties acquired at their historical basis of accounting to the extent of the acquisition of interests from the Predecessor's owners who continued as investors. The remaining interest acquired for cash from those owners of the Predecessor who decided to sell their interests have been accounted for as a purchase and the excess of the purchase price over the related historical cost basis was allocated to real estate. The condensed combined financial statements of the Boston Properties Predecessor Group include interests in properties and the third party commercial real estate development, project management and property management business of Boston Properties, Inc. The accompanying condensed combined financial statements for the Boston Properties Predecessor Group have been presented on a combined basis due to the common ownership and management; therefore, its combined financial statements are presented for comparative purposes. All significant intercompany balances and transactions have been eliminated.

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

                          Boston Properties, Inc., and
                      Boston Properties Predecessor Group

       Notes to Condensed Consolidated and Combined Financial Statements
                                  (Continued)


    These financial statements should be read in conjunction with the Company's prospectus dated June 17, 1997 and the combined financial statements and notes thereto of the Boston Properties Predecessor Group included therein.


      Offering Costs:

      Underwriting commissions and offering costs incurred in connection with the Offering have been reflected as a reduction of additional paid in capital.

      Income Taxes:

      The Company will elect to be taxed as a REIT under the Internal Revenue Code commencing with its taxable period ending December 31, 1997. As a result, the Company will generally not be subject to federal income tax on its taxable income at corporate rates to the extent it distributes annually at least 95% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. Certain subsidiaries are subject to federal and state income tax on their taxable income at regular corporate rates.

      Earnings per share:

      Earnings per share is calculated based on the weighted average number of common shares outstanding. The assumed exercise of outstanding stock options, using the treasury stock method, is immaterial and, therefore, such amounts are not presented.

      Reclassifications:

      Certain amounts from the June 30, 1997 Balance Sheet and the Statement of Operations for the period from January 1, 1997 to June 22, 1997 and June 23, 1997 to September 30, 1997 have been reclassifed to conform with current presentation.

3.  Newly Issued Accounting Standards
    ---------------------------------

    Financial Accounting Standards Board Statement No. 128 ("FAS 128") "Earnings Per Share" is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company intends to adopt the requirements of this pronouncement in its financial statements for the year ending December 31, 1997. FAS 128 specifies the computation, presentation and disclosure requirements for net income per share. FAS 128 also requires the presentation of diluted net income per share which the Company was not previously required to present under generally accepted accounting principles.

    Financial Accounting Standards Board Statement No. 129 ("FAS 129") "Disclosure of Information about Capital Structure" is effective for financial statements issued for periods ending after December 31, 1997. FAS 129 establishes standards for disclosure of information about securities, liquidation preference of preferred stock and redeemable stock.

    Financial Accounting Standards Board Statement No. 130 ("FAS 130") "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. The Company intends to adopt the requirements of this pronouncement in its financial statements for the year ending December 31, 1998. FAS 130 establishes standards for reporting and

                          Boston Properties, Inc., and
                      Boston Properties Predecessor Group

       Notes to Condensed Consolidated and Combined Financial Statements
                                  (Continued)



    display of comprehensive income and its components in a full set of general-purpose financial statements. FAS 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Company was not previously required to present comprehensive income or the components thereof in its financial statements under generally accepted accounting principles.

    Financial Accounting Standards Board Statement No. 131 ("FAS 131") "Disclosures about Segments of an Enterprise and Related Information" is effective for financial statements issued for periods beginning after December 15, 1997. FAS 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates.

    The Company does not believe that the implementation of FAS 128, FAS 129, FAS 130 or FAS 131 will have a material impact on its financial statements.


4.  Minority Interest in Operating Partnership
    ------------------------------------------

    Minority interest in the Operating Partnership relates to the interest in the Operating Partnership that is not owned by the Company which, at September 30, 1997, amounted to 29.34%.

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

5.  Real Estate Acquisition
    -----------------------

    On September 11, 1997, the Company acquired 280 Park Avenue, a Class A office building located in midtown Manhattan. The 1.2 million square foot property was acquired for approximately $321.3 million. The acquisition was funded by a $220 million loan from Chase Manhattan Bank and $101.3 million of cash.

6.  Extinguishment of Indebtedness
    ------------------------------

    Certain mortgage indebtedness aggregating $707,071,000 was repaid in conjunction with the Offering of which $659,291,000 was repaid at June 23, 1997. These repayments, along with (i) the payment of certain related prepayment penalties, (ii) the write-off of the related previously capitalized deferred financing costs, and (iii) the extinguishment of the excess of the mortgage note payable balance

                          Boston Properties, Inc., and
                      Boston Properties Predecessor Group

       Notes to Condensed Consolidated and Combined Financial Statements
                                  (Continued)


    over the principal payment required for the 599 Lexington Avenue property (which was a result of the application of the effective interest method to this increasing rate loan), generated a gain of $7,983,000, (net of minority interest share of $3,315,000), which has been reflected as an extraordinary gain to the Company in the period ended June 30, 1997.

    Due to lender requirements, $47,909,000 of the offering proceeds was placed in escrow at June 23, 1997 and used to retire $47,780,000 of mortgage indebtedness, and related costs on July 1, 1997. These repayments generated a loss of $58,000 (net of minority interest share of $24,000) which is reflected as an extraordinary loss in the Statement of Operations of the Company for the quarter ended September 30, 1997.

7.  Stock Option and Incentive Plan
    -------------------------------

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

    As of September 30, 1997, the Company had granted options with respect to 2,290,000 common shares and an additional 2,464,750 common shares were reserved for issuance under the Company's stock option and incentive plan.

8.  Unaudited Pro Forma Condensed Consolidated Financial Information
    ----------------------------------------------------------------

    The accompanying unaudited pro forma information for the three month and nine month periods ended September 30, 1997 and 1996 are presented as if the Formation Transactions discussed in Note 1 had occurred on January 1, 1996 and January 1, 1997. In addition to the Formation Transactions, the second table represents pro forma information for the three month and nine month periods ended September 30, 1997 and 1996 as if the real estate acquisition discussed in Note 5 had occurred on January 1, 1997 and 1996. This pro forma information is based upon the historical consolidated financial statements of the Company and the Boston Properties Predecessor Group and should be read in conjunction with the condensed consolidated and combined financial statements and the notes thereto.

    This unaudited pro forma condensed information does not purport to represent what the actual results of operations of the Company would have been assuming such Formation Transactions and real

                          Boston Properties, Inc., and
                      Boston Properties Predecessor Group

       Notes to Condensed Consolidated and Combined Financial Statements
                                  (Continued)



  estate acquisition had been completed as set forth above, nor do they purport to predict the results of operations of future periods.

                                                             (in thousands except per share data)

**                                          Three Months        Three Months         Nine Months         Nine Months
                                           Ended 9/30/97       Ended 9/30/96       Ended 9/30/97       Ended 9/30/96
                                                (actual)         (pro forma)         (pro forma)         (pro forma)
                                                --------         -----------         -----------         -----------
Total revenue                                    $62,989             $56,146            $177,820            $170,623
Net income                                        13,722               8,647              36,745              30,997
Net income per share of common stock               $0.36               $0.22               $0.95               $0.80
Weighted average number of shares of
  common stock outstanding                        38,694              38,694              38,694              38,694

** Includes Formation Transactions only


                                                             (in thousands except per share data)

****                                        Three Months        Three Months         Nine Months         Nine Months
                                           Ended 9/30/97       Ended 9/30/96       Ended 9/30/97       Ended 9/30/96
                                             (pro forma)         (pro forma)         (pro forma)         (pro forma)
Total revenue                                     73,137             $67,076            $208,263            $203,414
Net income                                        14,009               9,112              37,605              32,391
Net income per share of  common stock              $0.36               $0.24               $0.97               $0.84
Weighted average number of shares of
  common stock outstanding                        38,694              38,694              38,694              38,694


**** Includes Formation Transactions and the acquisition during the three months ended September 30, 1997.


9.  Subsequent Event
    ----------------

    On October 23, 1997 the Company acquired 100 East Pratt Street in Baltimore, Maryland for $137.5 million of cash (including closing costs) and the issuance of 500 shares of the Company's Common Stock. This Class A office building consists of 634,829 net rentable square feet and an 8-story parking garage. The acquisition was funded through a draw-down of $137.5 million under the Unsecured Line of Credit.

    On October 29, 1997, the Company declared a dividend of $.44 per share payable on November 21, 1997 to shareholders of record on November 7, 1997. This dividend relates to the three months ended September 30, 1997 in the amount of $.405 per share and the period from June 23, 1997 to June 30, 1997 in the amount of $.035 per share.

                         Boston Properties, Inc., and
                      Boston Properties Predecessor Group


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations include certain forward-looking statements about the Company's business, revenues, expenditures and operating and capital requirements. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by Company representatives to security analysts and investors from time to time. Any such statements are subject to risks that could cause the actual results or needs to vary materially. The risks and uncertainties associated with the forward-looking information include the strength of the commercial office and industrial real estate markets in which the Company operates, competitive market conditions, general economic growth, interest rates and capital market conditions. The Company discusses such risks in detail in its prospectus dated June 17, 1997.

Results of Operations

Comparison of the nine months ended September 30, 1997 to the nine months ended September 30, 1996:

For discussion purposes, the results of operations for the nine months ended September 30, 1997 combine the operating results of the Boston Properties Predecessor Group for the period January 1, 1997 to June 22, 1997 and the operating results of the Company for the period June 23, 1997 to September 30, 1997. The results of operations for the nine months ended September 30, 1996 represent solely the operating results of the Predecessor. Consequently, the comparison of the periods provides only limited information regarding the operations of the Company.

Rental revenue increased $10.7 million or 7.3% to $158.1 million from $147.4 million for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. Rental revenue for the nine months ended September 30, 1997 includes rental revenue from the hotel leases for the eight-day period June 23, 1997 to June 30, 1997 and the three months ended September 30, 1997 as well as rental revenue from the properties acquired during 1997.

Hotel operating revenue decreased $16.3 million or 34.3% to $31.2 million from $47.5 million for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. Hotel operating revenue for the nine months ended September 30, 1997 only includes revenue from January 1, 1997 to June 22, 1997 as a result of the Operating Partnership entering into a participating lease with ZL Hotel LLC at the time of the Offering.

Third party management and development fee income increased $1.0 million or 20.4% to $5.9 million from $4.9 million for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 as a result of increased fees on existing projects as well as additional projects.

Interest income and other increased $435,000 or 16.7% to $3.0 million from $2.6 million for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996, primarily due to increasing

                         Boston Properties, Inc., and
                      Boston Properties Predecessor Group


average cash balances.

Property expenses increased $1.2 million or 2.7% to $44.9 million from $43.7 million for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 primarily as a result of real estate acquisitions.

Hotel expenses decreased $10.0 million or 30.9% to $22.4 million from $32.4 million for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. Hotel expenses for the nine months ended September 30, 1997 only includes expenses from January 1, 1997 to June 22, 1997, as a result of the participating leases.

General and administrative expenses increased $131,000 or 1.6% to $8.3 million from $8.2 million for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

Interest expense decreased $13.2 million or 16.0% to $69.4 million from $82.6 million for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. An increase in interest expense due to increased indebtedness for the period January 1, 1997 to June 22, 1997 was offset by a reduction in interest expense for the eight-day period June 23, 1997 to June 30, 1997 and the three months ended September 30, 1997 as a result of the payoff of approximately $707 million of mortgage indebtedness.

Depreciation and amortization expense increased $200,000 or .74% to $27.2 million from $27.0 million for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

As a result of the foregoing, net income before minority interests and extraordinary items increased $17.7 million to $25.9 million from $8.2 million for the nine months ended September 30, 1997 to the nine months ended September 30, 1996.

Comparison of three months ended September 30, 1997 to the three months ended September 30, 1996:

The results of operations for the three months ended September 30, 1996 represent solely the operating results of the Predecessor. Consequently, the comparison of the periods provide only limited information regarding the operations of the Company.

Rental revenue increased $11.2 million or 23.3% to $59.3 million from $48.1 million for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. The increase is due to rental revenue earned on the Company's acquisitions during 1997. Newport Office Park earned rental revenues for the full three months ended September 30, 1997 and 280 Park Avenue earned rental revenues for the period from September 11, 1997 to September 30, 1997. Additionally, occupancy at 91 Hartwell Avenue and Democracy Center increased. In addition, rental revenue for the three months ended September 30, 1997 includes rental revenue from the hotel participating leases.

Hotel operating revenue decreased $17.6 million or 100% to $0 from $17.6 million for the three months ended September 30, 1997. Hotel revenue for the three months ended September 30, 1997 does not include any revenue as a result of the Operating Partnership entering into participating leases with ZL Hotel LLC at the time of the Offering.

Third party management and development fee income increased $390,000 or 22.9% to $2.1 million from $1.7 million for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 as a result of increased fees on existing projects as well as additional projects.

                         Boston Properties, Inc., and
                      Boston Properties Predecessor Group


Interest income increased $635,000 or 63.6% to $1.6 million from $998,000 for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 primarily due to interest income earned on cash reserves.

Property expenses increased $1.9 million or 13.0% to $16.5 million from $14.6 million for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 primarily as a result of property acquisitions and increases in real estate taxes.

Hotel expenses decreased $11.0 million or 100% to $0 from $11.0 million for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. There were no expenses during the three months ended September 30, 1997 as a result of the participating leases.

General and administrative expenses decreased $45,000 or 1.5% to $2.9 million from $3.0 million for the three months ended September 30, 1997 compared to the three months ended September 30, 1996.

Interest expense decreased $13.5 million or 47.9% to $14.7 million from $28.2 million for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. This was a result of the payoff of certain mortgage indebtedness with the proceeds from the Offering.

Depreciation and amortization expense increased $37,000 or 0.4% to $9.3 from $9.2 million for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. This was attributed to the property acquisition at the end of the third quarter.

As a result of the foregoing, net income before minority interests and extraordinary items increased $17.2 million to $19.6 million from $2.4 million for the three months ended September 30, 1997 compared to the three months ended September 30, 1996.

Liquidity and Capital Resources

Upon completion of the Offering, the Company received approximately $839.2 million in net proceeds. The Company used these funds as follows: (i) approximately $707.1 million to repay certain mortgage indebtedness ($47.8 million of which was paid on July 1, 1997); (ii) approximately $2.7 million for related prepayment penalties; (iii) approximately $10.4 million to pay transfer taxes; (iv) approximately $1.6 million to establish the Unsecured Line of Credit.

The Company closed on the $300 million Unsecured Line of Credit with BankBoston, N.A., as agent. Upon completion of the Offering, $54.0 million was drawn on the Unsecured Line of Credit and was used as follows: (i) $38.8 million to repay notes due Messrs. Zuckerman and Linde (the "Development Loan') in respect of loans advanced by them to the entities that, prior to the Offering, owned certain development properties and certain parcels of land, to fund the development of the development properties and the acquisition of such parcels of land; (ii) approximately $14.3 million (net of $6.9 million of assumed debt) was used to acquire the Newport Office Park property and (iii) $0.9 million for working capital. During the three months ended September 30, 1997, an additional $17 million was drawn under the Unsecured Line of Credit to pay for certain properties in development and remaining Offering costs.

The Unsecured Line of Credit, at the Company's election, bears interest at a floating rate based on a spread over LIBOR ranging from 90 basis points to

                         Boston Properties, Inc., and
                      Boston Properties Predecessor Group


110 basis points, depending upon the Company's applicable leverage ratio, or the Line of Credit Bank's prime rate. The Company's ability to borrow under the Unsecured Line of Credit is subject to the Company's ongoing compliance with a number of financial and other covenants. The Unsecured Line of Credit requires:
(i) the Company to maintain a ratio of unsecured indebtedness to unencumbered property value of not more than 60%, (ii) that the unencumbered properties must generate sufficient net operating income to maintain a debt service coverage ratio of at least 1.4 to 1, (iii) a total indebtedness to total asset value ratio of not more than 55%, (iv) that the ratio of EBITDA to debt service plus estimated capital expenditures and preferred dividends be at lease 1.75 to 1, and (v) certain other customary covenants and performance requirements.

In addition, the Company closed on a $220 million Term Loan with Chase Manhattan Bank, as agent. The Company acquired 280 Park Avenue with the proceeds from the loan along with available cash for $321.3 million. The Term Loan bears interest at a floating rate based on an available Adjusted LIBOR plus 1%. The available Adjusted LIBOR consist of a one-month, a two-month, a three-month, and a six-month Adjusted LIBOR. Interest is due monthly beginning on September 11, 1997. The Company must pay monthly installments of $733,333 for principal beginning on September 11, 2000.

The Company's consolidated indebtedness at October 1, 1997 was $985.6 million at
a weighted average interest rate of 7.3%.   Based on the Company's total market
capitalization at October 1, 1997 of approximately $2.8 billion, the Company's consolidated debt represents 35.4% of its total market capitalization.

The following represents the outstanding principal balances due under the first mortgages at September 30, 1997:


        Properties          Interest Rate     Principal        Maturity Date
        ----------          -------------     ---------        -------------
                                         (in thousands)
599 Lexington Avenue            7.00%            $225,000    July 19, 2005 (1)
Two Independence Square         7.90  (2)         121,625    February 27, 2003
One Independence Square         7.90  (2)          77,688    August 21, 2001
2300 N Street                   6.88               66,000    August 3, 2003
Capital Gallery                 8.24               60,164    August 15, 2006
Burlington Mall Road (3)        8.33               37,000    October 1, 2001
Ten Cambridge Center (4)        7.57               40,000    March 29, 2000
191 Spring Street               8.50               23,760    September 1, 2006
Bedford Business Park           8.50               23,184    December 10, 2008
Montvale Center                 8.59                7,929    December 1, 2006
Newport Office Park             8.13                6,815    July 1, 2001
Hilltop Business Center         7.13  (5)           4,667    December 15, 1998


                         Boston Properties, Inc., and
                      Boston Properties Predecessor Group


280 Park Avenue                  6.66  (6)        220,000   September 11, 2002
Unsecured Line of Credit         6.69  (7)         71,000   June 22, 2000
                                                 --------
Total                                            $984,832
                                                 ========

(1) At maturity the lender has the option to purchase a 33.33% interest in this Property in exchange for the cancellation of the principal balance of approximately $225 million.
(2) The interest rate increases to 8.5% on March 25, 1998 and remains at such rate through the loan maturity.
(3) Includes outstanding indebtedness secured by 91 Hartwell Avenue and 92 and 100 Hayden Avenue.
(4)  Includes outstanding indebtedness secured by the Cambridge North Garage.
(5) This is a floating interest rate equal to LIBOR + 1.5% (As of September 30, 1997, LIBOR of 5.63% was used to determine such rate).
(6) This is a floating interest rate currently equal to LIBOR + 1.00% (As of September 30, 1997, LIBOR of 5.63% was used to determine such rate).
(7) This is a floating interest rate currently equal to LIBOR + 1.00% (As of September 30, 1997, LIBOR of 5.63% was used to determine such rate).

The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations. The Company's operating properties and hotels require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the nine months ended September 30, 1997, the Company's recurring capital expenditures totaled approximately $1.0 million.

The Company expects to meet its long-term requirements for the funding of property development, property acquisitions and other non-recurring capital improvements through long-term secured and unsecured indebtedness (including the Unsecured Line of Credit) and the issuance of additional equity securities of the Company.

The Company has development projects currently in process which require commitments to fund to completion. Commitments under these arrangements totaled $155 million as of September 30, 1997. The Company expects to fund these commitments using the Unsecured Line of Credit. In addition, the Company has options to acquire land that require minimum deposits that the Company will fund using the Unsecured Line of Credit.

Funds from Operations

Management believes Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes Funds from Operations in accordance with standards established by the White Paper on Funds from Operations approved by the Board of Governors of NAREIT in 1995, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. The White Paper defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows form operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of the Boston Properties Predecessor Group and the Company, Funds from Operations should be examined in conjunction with net income as presented in the consolidated and combined financial statements.

                         Boston Properties, Inc., and
                      Boston Properties Predecessor Group


The following table presents the Company's Funds from Operations for the three months ended September 30, 1997:


Income before minority interest and extraordinary item                 $19,562
Add:
       Real estate depreciation and amortization                         9,143
Less:
       Minority property partnership's share of Funds                     (117)
       from Operations                                                     ---
                                                                       -------
Funds from Operations                                                  $28,588
                                                                       =======
Company's share (70.66%)                                               $20,200
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


Recently Issued Accounting Pronouncements

Financial Accounting Standards Board Statement No. 128 ("FAS 128") "Earning Per Share" is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company intends to adopt the requirements of this pronouncement in its financial statements for the year ending December 31, 1997. FAS 128 specifies the computation, presentation and disclosure requirements for net income per share. FAS 128 also requires the presentation of diluted net income per share which the Company was not previously required to present under generally accepted accounting principles.

Financial Accounting Standards Board Statement No.129 ("FAS 129") "Disclosure of Information about Capital Structure" is effective for financial statements issued for periods ending after December 31, 1997. FAS 129 establishes standards for disclosure of information about securities, liquidation preference of preferred stock and redeemable stock.

Financial Accounting Standards Board Statement No. 130 ("FAS 130") "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. The Company intends to adopt the requirements of this pronouncement in its financial statements for the year ending December 31, 1998. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FAS 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Company was not previously required to present comprehensive income or the components thereof in its financial statements under generally accepted accounting principles.

                         Boston Properties, Inc., and
                      Boston Properties Predecessor Group


Financial Accounting Standards Board Statement No. 131 ("FAS 131") "Disclosures about Segments of and Enterprise and Related Information" is effective for financial statements issued for periods beginning after December 15, 1997. FAS 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates.

The Company does not believe that the implementation of FAS 128, FAS 129, FAS 130 or FAS 131 will have a material impact on its financial statements.

                          PART II.  OTHER INFORMATION


ITEM 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits

         EXHIBIT
         NUMBER    DESCRIPTION


        (1)2.1 Agreement of Purchase and Sale between Bankers Trust Company as seller and Boston Properties Limited Partnership, as buyer dated September 11, 1997.

         +10.1 Term loan agreement between Chase Manhattan Bank, as lender and Boston Properties Limited Partnership, as borrower dated September 11, 1997.

         +10.2 Interest Guarantee and Agreement between Chase Manhattan Bank, as lender and Boston Properties Limited Partnership, as borrower, dated September 11, 1997

                         Boston Properties, Inc., and
                      Boston Properties Predecessor Group


         +10.3  Net Cash Flow Shortfall Guarantee and Agreement between
                Chase Manhattan Bank, as lender and Boston Properties Limited Partnership, as borrower, dated September 11, 1997

         +10.4  Hazardous Material Guaranty and Indemnification
                Agreement between Chase Manhattan Bank, as lender and Boston Properties Limited Partnership, as borrower, dated September 11, 1997

         *10.5 Amended and Restated Real Estate Purchase and Sale Contract between International Business Machines, as Seller, and Boston Properties Limited Partnership, as Purchaser, dated October 20, 1997.

         27.1   Financial Data Schedule.

         -----------
         + Incorporated by reference to the Company's Current Report on Form 8-K/A, filed November 14, 1997 (amending the Company's Current Report on Form 8-K filed September 26, 1997).
          * Incorporated by reference to the Company's Current Report on Form 8-K/A filed November 14, 1997 (amending the Company's Current Report on Form 8-K filed November 6, 1997).
         (1) To be filed by amendment to the Company's Current Report on Form 8-K filed September 26, 1997.

         (b) Reports on Form 8-K

             On September 26, 1997, the Company filed a Form 8-K (dated September 11, 1997) reporting under Item 2, Acquisitions or Disposition of Assets, that the Company had acquired 280 Park Avenue and reporting under Item 5, Other Events, that the Company had entered into an agreement to acquire 875 Third Avenue, New York, NY.

             On November 6, 1997, the Company filed a Form 8-K (dated October 23, 1997) reporting under Item 2, Acquisitions or Dispositions of Assets, that the Company had acquired 100 East Pratt Street, Baltimore, MD.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BOSTON PROPERTIES, INC.

November 14, 1997                           /s/ David G. Gaw
                                            --------------------------------
                                            David G. Gaw,
                                            Chief Financial Officer
                                            (duly authorized officer and
                                            principal financial officer)