Form 10-K405
period 1997-12-31
BOSTON PROPERTIES INC
filed 1998-03-31
CIK 1037540

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1997

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from __________to __________

                        Commission File Number  1-13087

                            BOSTON PROPERTIES, INC.
             (Exact name of Registrant as specified in its Charter)

Delaware                                                       04-2473675
(State or other jurisdiction                           (IRS Employer Id. Number)
of incorporation or organization)

8 Arlington Street
Boston, Massachusetts                                             02116
(Address of principal executive offices)                        (Zip Code)

      Registrant's telephone number, including area code:  (617) 859-2600

        Securities registered pursuant to Section 12(b) of the Act: None

     Title of Each Class                 Name of Exchange on Which Registered
     -------------------                 ------------------------------------
Common Stock, Par Value $.01             New York Stock Exchange
Preferred Stock Purchase Rights

          Securities registered pursuant to Section 12(g) of the Act:



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. Yes [X] No [_]

As of March 24, 1998, the aggregate value of the 59,098,500 Common Shares held by non-affiliates of the Registrant was $2,031,510,938 based upon the closing price of $34.375 on the New York Stock Exchange composite tape on such date. (For this computation, the Registrant has excluded the market value of all Common Shares reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the Registrant.) As of March 24, 1998, there were 61,694,041 Common Shares outstanding.

Certain information contained in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held May 6, 1998 is incorporated by reference in Part III, Items 10, 11, 12 and 13.

                               TABLE OF CONTENTS

ITEM NO.                          DESCRIPTION                           PAGE NO.

PART I

1.         BUSINESS....................................................     1

2.         PROPERTIES..................................................     9

3.         LEGAL PROCEEDINGS...........................................    11

4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    11

PART II

5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS........................................    11

6.         SELECTED FINANCIAL DATA.....................................    13

7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS..................................    16

8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    25

9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE...................................    25

PART III

10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    25

11.        EXECUTIVE COMPENSATION......................................    25

12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.................................................    25

13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    26

PART IV

14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K...................................................    27

           SIGNATURES..................................................    28

                                    PART I

Item 1.   Business

General

     Boston Properties, Inc. (the "Company") is one of the largest owners and developers of office properties in the United States, with a significant presence in Greater Boston, Massachusetts, Greater Washington, D.C., midtown Manhattan, New York, Baltimore, Maryland and Richmond, Virginia. The Company is a fully integrated self-administered and self-managed real estate company and expects to qualify as a real estate investment trust ("REIT") for the taxable year ended December 31, 1997. The Company was formed to succeed to the real estate development, redevelopment, acquisition, management, operating and leasing businesses associated with the predecessor company founded by Mortimer
B. Zuckerman and Edward H. Linde in 1970. The term "Boston Properties Predecessor Group" or "Predecessor" as used herein refers to the Company and the entities that owned interests in one or more properties that were contributed to the Company in connection with the Company's initial public offering in June 1997 (the "Initial Offering"). The term "Company" as used herein means Boston Properties, Inc. and its subsidiaries on a consolidated basis (including Boston Properties Limited Partnership and its subsidiaries) or, where the context so requires, Boston Properties, Inc., and, as the context may require, their predecessors.

     The Company's portfolio currently consists of 92 properties (the "Properties"), including six properties currently under development by the Company (the "Development Properties"). The Properties consist of 79 office properties (the "Office Properties"), including 48 Class A office buildings (the "Class A Office Buildings") and 31 properties that support both office and technical uses (the "R&D Properties"); nine industrial properties (the "Industrial Properties"); three hotels (the "Hotel Properties"); and one parking garage (the "Garage Property"). Five of the Office Properties are Development Properties and are referred to as the "Office Development Properties." One Hotel Property is a Development Property and is referred to as the "Hotel Development Property." The Company considers Class A Office Buildings to be centrally located buildings that are professionally managed and maintained, attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings.

     Over its 27-year history, the Company has developed 83 properties totaling approximately 15.3 million square feet, including properties developed for third parties and the six Development Properties currently under development. The Company's current portfolio of 92 Properties includes 60 of these company-developed properties.

     The Company has a $300 million unsecured line of credit with BankBoston, N.A., as agent, that expires in June 2000 (the "Unsecured Line of Credit"). As of March 24, 1998, there were no amounts outstanding under the Unsecured Line of Credit. Reference is made to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information regarding the Company's Unsecured Line of Credit and outstanding indebtedness.

     The Company is a full service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, construction management, property management, marketing, leasing, accounting, tax and legal services. As of December 31, 1997, the Company had 323 employees, including 109 professionals. The Company's 16 senior officers, together with Mr. Zuckerman, Chairman of the Board, have an average of 25 years experience in the real estate industry and an average of 16 years tenure with the Company. The Company's headquarters are located at 8 Arlington Street, Boston, Massachusetts 02116 and its telephone number is (617) 859-2600. In addition, the Company has regional offices at the U.S. International Trade Commission Building at 500 E. Street, SW, Washington, D.C. 20024 and at 599 Lexington Avenue, New York, New York 10002.

The Operating Partnership

     Boston Properties Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. As of March 24, 1998, the Company holds 77.0% of the Operating Partnership's units of general and limited partnership interest. This structure is commonly referred to as an umbrella partnership REIT or UPREIT. The Company's partnership interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its percentage interest therein and generally entitle the Company to vote on all matters requiring a vote of the partners. The other partners of the Operating Partnership are persons who contributed their direct or indirect interests in certain properties to the Operating Partnership in connection with the Company's Initial Offering or subsequent property acquisitions by the Company for units of limited partnership interest in the Operating Partnership ("OP Units"). Beginning on August 23, 1998 (or such later date as a holder of OP Units may have agreed), the Operating Partnership will be obligated to redeem each OP Unit at the request of the holder thereof for cash equal to the fair market value of one share of Common Stock at the time of such redemption (determined in accordance with the provisions of the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended), provided that the Company may elect to acquire any such OP Unit presented for redemption for one share of Common Stock or an amount of cash of the same value. The Company presently anticipates that it will elect to issue Common Stock in connection with each such redemption rather than having the Operating Partnership pay cash. With each such redemption, the Company's percentage ownership in the Operating Partnership will increase. In addition, whenever the Company issues shares of Common Stock, the Company will be obligated to contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will be obligated to issue an equivalent number of OP Units to the Company.

                                 Recent Events

Recent Property Acquisitions

     On September 11, 1997, the Company acquired 280 Park Avenue, New York, New York for approximately $322.7 million (including closing costs). This Class A Office Building is located in the Park Avenue submarket of midtown Manhattan and contains approximately 1.2 million net rentable square feet. The Company anticipates investing approximately $29.0 million in tenant improvements, leasing commissions and building systems improvements. The Property consists of two linked towers of 30 and 42 stories.

     On October 23, 1997, the Company acquired 100 East Pratt Street in Baltimore, Maryland for $137.5 million in cash (including closing costs) and the issuance of 500 shares of the Company's Common Stock. This Class A Office Building contains approximately 635,000 net rentable square feet and an eight-story parking garage.

     On November 21, 1997, the Company acquired 875 Third Avenue, New York, New York for approximately $215.1 million (including closing costs). This Class A Office Building is located in the East Side submarket of midtown Manhattan and contains approximately 682,000 net rentable square feet.

     On January 22, 1998, the Company acquired Riverfront Plaza in Richmond, Virginia for approximately $174.4 million. This Class A Office Building contains approximately 900,000 net rentable square feet.

     On February 2, 1998, the Company acquired the Mulligan/Griffin Portfolio, a portfolio of nine office buildings and six parcels of land located in Fairfax County, Virginia and Montgomery County, Maryland for approximately
$257.9 million (including closing costs). The Mulligan/Griffin Portfolio contains approximately 1,277,000 net rentable square feet of office space and
30.7 acres of land.

Recent Financing Activity

     On September 21, 1997, in conjunction with the acquisition of 280 Park Avenue, the Company obtained a $220.0 million loan from Chase Manhattan Bank. Under the terms of such loan the Company was required to make interest only payments based on the contracted London Interbank Offering Rate ("LIBOR") plus 1.0% until the year 2000 when the Company would then be required to make monthly principal and interest payments. On November 4, 1997, the Company entered into a swap transaction with Chase Manhattan Bank with respect to this loan. The swap transaction had the effect of fixing the interest rate with respect to $213.0 million of the total indebtedness on the loan at 7.0%. The Company continues to pay interest on the remaining $7.0 million of indebtedness at LIBOR plus 1.0%.

     On January 30, 1998, the Company completed a public offering of 23,000,000 shares of Common Stock (including 3,000,000 shares issued pursuant to the exercise of the underwriters' overallotment options) at $35.125 per share, resulting in gross proceeds of approximately $807.9 million and net proceeds to the Company of approximately $766.5 million.

                         Business and Growth Strategies

Business Strategy

     The Company's primary business objective is to maximize growth in net cash available for distribution and to enhance the value of its portfolio in order to maximize total return to stockholders. The Company's strategy to achieve this objective is: (i) to selectively acquire and develop properties in the Company's existing markets, adjacent suburban markets and in new markets that present favorable opportunities; (ii) to maintain high lease renewal rates at rents that are at the high end of the markets in which the Properties are located, and to continue to achieve high room rates and occupancy rates in the Hotel Properties; and (iii) to selectively provide fee-based development consulting and project management services to third parties.

Growth Strategies

     External Growth

     The Company believes that it is well positioned to realize significant growth through external asset development and acquisition. The Company believes that this development experience and the Company's organizational depth positions the Company to continue to develop a range of property types, from single-story suburban properties to high-rise urban developments, within budget and on schedule. Other factors that contribute to the Company's competitive position include: (i) the significant increase in demand for new, high quality office and industrial space in the Company's core market areas; (ii) the Company's control of sites (including sites under contract or option to acquire) in its core markets that will support approximately 2.3 million square feet of new development through fee ownership, contract ownership, and joint venture relationships; (iii) the Company's reputation gained through the stability and strength of its existing portfolio of properties; (iv) the Company's relationships with leading national corporations and public institutions seeking new facilities and development services; (v) the Company's relationships with nationally recognized financial institutions that provide capital to the real estate industry; and (vi) the substantial amount of commercial real estate owned by domestic and foreign institutions, private investors, and corporations who are seeking to sell such assets in the Company's market areas.

     The Company has targeted four areas of development and acquisition as significant opportunities to execute the Company's external growth strategy:

          Acquire assets and portfolios of assets from institutions or individuals. The Company believes that due to its size, management strength and reputation it will be in an advantageous position to acquire portfolios of assets or individual properties from institutions or individuals. Some of these properties may be acquired for cash but the Company believes that it is particularly well positioned to appeal to sellers wishing to convert on a tax deferred basis their ownership of property to the ownership of equity in a diversified real estate operating company that offers liquidity through access to the public equity markets. In addition, the Company may pursue mergers with and acquisitions of compatible real estate firms. The ability to offer OP Units to sellers who would otherwise recognize a gain upon a sale of assets for cash or Common Stock may facilitate this type of transaction on a tax-efficient basis.

          Acquire existing underperforming assets and portfolios of assets. The Company has actively pursued and continues to pursue opportunities to acquire existing buildings that, while currently generating income, are either underperforming the market due to poor management or are currently leased at below market rents with anticipated roll-over of space. These opportunities may include the acquisition of entire portfolios of properties. The Company believes that because of its in-depth market knowledge and development experience in each market in which it currently operates, its national reputation with brokers, financial institutions and others involved in the real estate market and its access to competitively-priced capital, the Company is well-positioned to identify and acquire existing, underperforming properties for competitive prices and to add significant additional value to such properties through its effective marketing strategies and responsive property management program.

          Pursue development and land acquisitions in selected submarkets. The Company believes that development of well-positioned office buildings and R&D properties is currently or will be justified in many of the submarkets in which the Company has a presence. The Company believes in acquiring land in response to market conditions that allow for the development of such land in the relatively near term. Over its 27 year history, the Company has established a successful record of carefully timing land acquisitions in submarkets where the Company can become one of the market leaders in establishing rent and other business terms. The Company believes that there are opportunities in its existing and other markets to acquire land with development potential at key locations in markets which are experiencing growth.

          In the past, the Company has been particularly successful at acquiring sites or options to purchase sites that need governmental approvals before the announcement of development. Because of the Company's development expertise, knowledge of the governmental approval process and reputation for quality development with local government approval bodies, the Company generally has been able to secure the permits necessary to allow development, thereby enabling the Company to profit from the increase in their value once the necessary permits have been obtained.

          Provide third-party development management services. While the primary objective of the Company has been, and will continue to be, the development and acquisition of quality, income producing buildings to be held for long term ownership, a select amount of comprehensive project-level development management services for third parties will be an element of the continued growth and strategy of the Company. The Company believes that third-party development projects permit the Company to: (i) create relationships with major institutions and corporations that lead to new development opportunities; (ii) continue to enhance the Company's reputation in its core markets; (iii) create opportunities to enter new markets; and (iv) leverage its operating overhead.

     Internal Growth

     The Company believes that significant opportunities exist to increase cash flow from its existing Properties because they are high quality properties in desirable locations in submarkets that, in general, are experiencing rising rents, low vacancy rates and increasing demand for office and industrial space. In addition, the Company's Properties are in markets where, in general, supply is limited by the lack of available sites and the difficulty of receiving the necessary approvals for development on vacant land. The Company's strategy for maximizing the benefits from these opportunities is (i) to provide high quality property management services using its own employees in order to enhance tenant preferences for renewal, expansion and relocation in the Company's properties, and (ii) to achieve speed and transaction cost efficiency in replacing departing tenants through the use of in-house services for marketing, lease negotiation, and design and construction of tenant improvements. In addition, the Company believes that the Hotel Properties will add to the Company's internal growth because of their desirable locations in the downtown Boston and East Cambridge, Massachusetts submarkets, which are experiencing high occupancy rates and continued growth in room rates, and their effective management by Marriott/(R)/, which has achieved high guest satisfaction and limitations on increases in operating costs.

          Cultivate existing submarkets. In choosing locations for its properties, the Company has paid particular attention to transportation and commuting patterns, physical environment, adjacency to established business centers, proximity to sources of business growth and other local factors. Substantially all of the Company's square footage of Office Properties are located in fourteen submarkets in Greater Boston, Massachusetts, Greater Washington, D.C., midtown Manhattan, New York, Baltimore, Maryland, and Richmond, Virginia.

          Many of these submarkets are experiencing increasing rents and as a result current market rates often exceed the rents being paid by current tenants in the Properties. The Company expects that leases expiring over the next three years in these submarkets will be renewed, or space re-let, at higher rents. Based on leases in place at December 31, 1997, leases with respect to 7.6% and 5.1% of the Office and Industrial Properties will expire in calendar years 1998 and 1999, respectively. The actual rental rates at which available space will be re-let will depend on prevailing market factors at the time. There can be no assurance that the Company will re-let such space at an increased, or even at the then current, rental rate.

          Directly manage properties to maximize the potential for tenant retention. The Company itself provides property management services, rather than contracting for this service, to achieve awareness of and responsiveness to tenant needs. The Company and the Properties also benefit from cost efficiencies produced by an experienced work force attentive to preventive maintenance and energy management and from the Company's continuing programs to assure that its property management personnel at all levels remain aware of their important role in tenant relations. The Company has long recognized that renewal of existing tenant leases, as opposed to tenant replacement, often provides the best operating results, because renewals minimize transaction costs associated with marketing, leasing and tenant improvements and avoid interruptions in rental income during periods of vacancy and renovation of space.

          Replace tenants quickly at best available market terms and lowest possible transaction costs. The Company believes that it has a competitive advantage in attracting new tenants and achieving rental rates at the higher end of its markets as a result of its well-located, well-designed and well-maintained properties, its reputation for high quality building services and responsiveness to tenants, and its ability to offer expansion and relocation alternatives within its submarkets. The Company's objective throughout this process is to obtain the highest possible rental terms and to achieve rent commencement for new tenancies as quickly as possible, and the Company believes that its use of in-house resources for marketing, leasing and tenant improvements continues to result in lower than average transaction costs.

                              The Hotel Properties

     To assist the Company in maintaining its status as a REIT, the Company leases the two in-service Hotel Properties, pursuant to a lease with a participation in the gross receipts of such Hotel Properties, to a lessee ("ZL Hotel LLC") in which Messrs. Zuckerman and Linde are the sole member-managers. Messrs. Zuckerman and Linde have a 9.8% economic interest in such lessee and one or more unaffiliated charities have a 90.2% economic interest. Marriott International, Inc. manages these Hotel Properties under the Marriott/(R)/ name pursuant to a management agreement with the lessee. Under the REIT requirements, revenues from a hotel are not considered to be rental income for purposes of certain income tests which a REIT must meet. Accordingly, in order to maintain its qualification as a REIT, the Company has entered into the participating leases described above to provide revenue which qualifies as rental income under the REIT requirements. The Company intends to make similar arrangements with respect to the Hotel Development Property.

                             Environmental Matters

     Some of the Properties are located in urban and industrial areas where fill or current or historical industrial uses of the areas have caused site contamination. With respect to all of the Properties, independent environmental consultants have been retained in the past to conduct or update Phase I environmental assessments (which generally do not involve invasive techniques such as soil or ground water sampling) and asbestos surveys on all of the Properties. These environmental assessments have not revealed any environmental conditions that the Company believes will have a material adverse effect on its business, assets or results of operations, and the Company is not aware of any other environmental condition with respect to any of the Properties which the Company believes would have such a material adverse effect. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Environmental Matters."

                                  Competition

     The Company competes in the leasing of office and industrial space with a considerable number of other realty concerns, some of which may have greater marketing and financial resources than the Company. In addition, the Company's in-service Hotel Properties compete for guests with other hotels, some of which may have greater marketing and financial resources than the Company and Marriott/(R)/ International, Inc.

                                  Seasonality

     The Company's two in-service Hotel Properties traditionally have experienced significant seasonality in their operating income, with average weighted net operating income by quarter over the three years 1995 through 1997 as follows:

     First Quarter      Second Quarter     Third Quarter      Fourth Quarter
     -------------      --------------     -------------      --------------
          13%                30%                32%                 25%

     The Company's Office and Industrial Properties and the Garage Property have not traditionally experienced significant seasonality.



Item 2.   Properties

     The Company's portfolio currently consists of 92 Properties, including six Development Properties. The Properties consist of 79 Office Properties, including 48 Class A Office Buildings and 31 R&D Properties; nine Industrial Properties; three Hotel Properties; and one Garage Property. In addition, the Company owns an additional thirteen parcels of land for future development. The following table sets forth information relating to the Properties currently owned by the Company:

                                                                                       %           Year(s) Built/
        Property Name                                     Market                    Ownership      Renovated (1)
       --------------                                     ------                    ---------      -------------
Office Properties:
  Class A Office Properties:
       280 Park Avenue                                    New York, NY                100.0%                 1968
       599 Lexington Avenue                               New York, NY                100.0%                 1986
       Riverfront Plaza                                   Richmond, VA                100.0%                 1990
       875 Third Avenue                                   New York, NY                100.0%                 1982
       Democracy Center                                   Bethesda, MD                100.0%        1985-88/94-96
       100 East Pratt Street                              Baltimore, MD               100.0%            1975/1991
       Two Independence Square                            SW, Washington, D.C.        100.0%                 1992
       Capital Gallery                                    SW, Washington, D.C.        100.0%                 1981
       One Independence Square                            SW, Washington, D.C.        100.0%                 1991
       2300 N Street                                      NW, Washington, D.C.        100.0%                 1986
       National Imagery and Mapping Agency Building       Reston, VA                  100.0%            1987/1988
       Reston Town Center Office Complex                  Reston, VA                  100.0%                 1984
       Lockheed Martin Building                           Reston, VA                  100.0%            1987/1988
       The U.S. International Trade Commission Building   SW, Washington, D.C.        100.0%                 1987
       One Cambridge Center                               Cambridge, MA               100.0%                 1987
       Newport Office Park                                Quincy, MA                  100.0%                 1988
       Lexington Office Park                              Lexington, MA               100.0%                 1982
       191 Spring Street                                  Lexington, MA               100.0%            1971/1995
       Ten Cambridge Center                               Cambridge, MA               100.0%                 1990
       10 & 20 Burlington Mall Road                       Burlington, MA              100.0%      1984-1986/95-96
       Waltham Office Center                              Waltham, MA                 100.0%      1968-1970/87-88
       Montvale Center                                    Gaithersburg, MD             75.0%                 1987
       91 Hartwell Avenue                                 Lexington, MA               100.0%              1985/96
       Three Cambridge Center                             Cambridge, MA               100.0%                 1987
       201 Spring Street                                  Lexington, MA               100.0%                 1997
       Bedford Business Park                              Bedford, MA                 100.0%                 1980
       Eleven Cambridge Center                            Cambridge, MA               100.0%                 1984
       33 Hayden Avenue                                   Lexington, MA               100.0%                 1979
       Decoverly Two                                      Rockville, MD               100.0%                 1987
       170 Tracer Lane                                    Waltham, MA                 100.0%                 1980
       32 Hartwell Avenue                                 Lexington, MA               100.0%       1968-1979/1987
       195 West Street                                    Waltham, MA                 100.0%                 1990
       100 Hayden Avenue                                  Lexington, MA               100.0%                 1985
       204 Second Avenue                                  Waltham, MA                 100.0%            1981/1993
       92 Hayden Avenue                                   Lexington, MA               100.0%            1968/1984
       8 Arlington Street                                 Boston, MA                  100.0%       1860-1920/1989
Subtotal for Office Properties ............................................................

                                                                                   %           Year(s) Built/
        Property Name                                 Market                    Ownership      Renovated (1)
       --------------                                 ------                    ---------      -------------
R & D Properties:
       Bedford Business Park                          Bedford, MA                 100.0%         1962-1978/96
       910 Clopper Road                               Gaithersburg, MD            100.0%                 1982
       Fullerton Square                               Springfield, VA             100.0%                 1987
       Hilltop Business Center                        South San Francisco, CA      35.7%         early 1970's
       7435 Boston Boulevard, Building One            Springfield, VA             100.0%                 1982
       7601 Boston Boulevard, Building Eight          Springfield, VA             100.0%                 1986
       8000 Grainger Court, Building Five             Springfield, VA             100.0%                 1984
       7700 Boston Boulevard, Building Twelve         Springfield, VA             100.0%                 1997
       7500 Boston Boulevard, Building Six            Springfield, VA             100.0%                 1985
       7501 Boston Boulevard, Building Seven          Springfield, VA             100.0%                 1997
       7600 Boston Boulevard, Building Nine           Springfield, VA             100.0%                 1987
       Fourteen Cambridge Center                      Cambridge, MA               100.0%                 1983
       164 Lexington Road                             Billerica, MA               100.0%                 1982
       930 Clopper Road                               Gaithersburg, MD            100.0%                 1989
       Sugarland Building Two                         Herndon, VA                 100.0%            1986/1997
       7374 Boston Boulevard, Building Four           Springfield, VA             100.0%                 1984
       Sugarland Building One                         Herndon, VA                 100.0%            1985/1997
       8000 Corporate Court, Building Eleven          Springfield, VA             100.0%                 1989
       7451 Boston Boulevard, Building Two            Springfield, VA             100.0%                 1982
       17 Hartwell Avenue                             Lexington, MA               100.0%                 1968
       7375 Boston Boulevard, Building Ten            Springfield, VA             100.0%                 1988
Subtotal for R & D Properties ...................................................

Industrial Properties:
       2391 West Winton Avenue                        Hayward, CA                 100.0%                 1974
       40-46 Harvard Street                           Westwood, MA                100.0%            1967/1996
       38 Cabot Boulevard                             Bucks County, PA            100.0%            1972/1984
       6201 Columbia Park Road, Building Two          Landover, MD                100.0%                 1986
       2000 South Club Drive, Building Three          Landover, MD                100.0%                 1988
       25-33 Dartmouth Street                         Westwood, MA                100.0%            1966/1996
       1950 Stanford Court, Building One              Landover, MD                100.0%                 1986
       560 Forbes Boulevard                           South San Francisco, CA      35.7%         early 1970's
       430 Rozzi Place                                South San Francisco, CA      35.7%         early 1970's
Subtotal for Industrial Properties ..............................................

Development Properties:
       One and Two Reston Overlook                    Reston, VA                     25%                 1999
       One Freedom Square                             Reston, VA                     25%                 1999
       Eight Cambridge Center                         Cambridge, MA                 100%                 1999
       181 Spring Street                              Lexington, MA                 100%                 1999
Subtotal for Development Properties ...................................................

Consolidated total for all Properties .........................................

Hotel Properties:
       Long Wharf Marriott/(R)/                       Boston, MA                  100.0%                 1982
       Cambridge Center Marriott/(R)/                 Cambridge, MA               100.0%                 1986
       Residence Inn by Marriott/(R)/                 Cambridge, MA               100.0%                 1999

Garage Property:
       Cambridge Center North Garage                  Cambridge, MA               100.0%                 1990
       Structured Parking included in Class
           A Office Buildings


Total for all Properties .............................

                                                                        # Of           Net
                                                                     Structured     Rentable
                                                          Number       Parking       Square
        Property Name                                  Of Buildings    Spaces         Feet
       --------------                                  ------------    ------         ----
Office Properties:
  Class A Office Properties:
       280 Park Avenue                                        1         -           1,198,769
       599 Lexington Avenue                                   1         -           1,000,070
       Riverfront Plaza                                       1         2,178         899,720
       875 Third Avenue                                       1         -             681,669
       Democracy Center                                       3         1,469         680,000
       100 East Pratt Street                                  1           940         633,482
       Two Independence Square                                1           700         579,600
       Capital Gallery                                        1           466         399,549
       One Independence Square                                1           389         337,794
       2300 N Street                                          1           278         280,065
       National Imagery and Mapping Agency Building           1         -             263,870
       Reston Town Center Office Complex                      2         -             261,046
       Lockheed Martin Building                               1         1,206         255,244
       The U.S. International Trade Commission Building       1           214         243,998
       One Cambridge Center                                   1            12         215,385
       Newport Office Park                                    1         -             168,829
       Lexington Office Park                                  2         -             168,500
       191 Spring Street                                      1         -             162,700
       Ten Cambridge Center                                   1         -             152,664
       10 & 20 Burlington Mall Road                           2           207         152,552
       Waltham Office Center                                  3         -             129,658
       Montvale Center                                        1         -             122,157
       91 Hartwell Avenue                                     1         -             122,135
       Three Cambridge Center                                 1         -             107,484
       201 Spring Street                                      1         -             102,000
       Bedford Business Park                                  1         -              90,000
       Eleven Cambridge Center                                1         -              79,616
       33 Hayden Avenue                                       1         -              79,564
       Decoverly Two                                          1         -              77,747
       170 Tracer Lane                                        1         -              73,258
       32 Hartwell Avenue                                     1         -              69,154
       195 West Street                                        1            60          63,500
       100 Hayden Avenue                                      1         -              55,924
       204 Second Avenue                                      1         -              40,974
       92 Hayden Avenue                                       1         -              30,980
       8 Arlington Street                                     1         -              30,526
                                                              --        -----      ----------
Subtotal for Office Properties .......................        43        8,119      10,010,183
                                                              --        -----      ----------
R&D Properties:
       Bedford Business Park                                  2         -             383,704
       910 Clopper Road                                       1         -             180,650
       Fullerton Square                                       2         -             178,841
       Hilltop Business Center                                9         -             144,479
       7435 Boston Boulevard, Building One                    1         -             105,414
       7601 Boston Boulevard, Building Eight                  1         -             103,750
       8000 Grainger Court, Building Five                     1         -              90,465
       7700 Boston Boulevard, Building Twelve                 1         -              82,224
       7500 Boston Boulevard, Building Six                    1         -              79,971
       7501 Boston Boulevard, Building Seven                  1         -              75,756
       7600 Boston Boulevard, Building Nine                   1         -              69,832
       Fourteen Cambridge Center                              1         -              67,362
       164 Lexington Road                                     1         -              64,140
       930 Clopper Road                                       1         -              60,056
       Sugarland Building Two                                 1         -              59,423
       7374 Boston Boulevard, Building Four                   1         -              57,321
       Sugarland Building One                                 1         -              52,797
       8000 Corporate Court, Building Eleven                  1         -              52,539
       7451 Boston Boulevard, Building Two                    1         -              47,001
       17 Hartwell Avenue                                     1         -              30,000
       7375 Boston Boulevard, Building Ten                    1         -              26,865
                                                              --        -----      ----------
Subtotal for R & D Properties ........................        31            0       2,012,590
                                                              --        -----      ----------

Industrial Properties:
       2391 West Winton Avenue                                1         -             221,000
       40-46 Harvard Street                                   1         -             169,273
       38 Cabot Boulevard                                     1         -             161,000
       6201 Columbia Park Road, Building Two                  1         -              99,885
       2000 South Club Drive, Building Three                  1         -              83,608
       25-33 Dartmouth Street                                 1         -              78,045
       1950 Stanford Court, Building One                      1         -              53,250
       560 Forbes Boulevard                                   1         -              40,000
       430 Rozzi Place                                        1         -              20,000
                                                              --        -----      ----------
Subtotal for Industrial Properties ...................        9             0         926,061
                                                              --        -----      ----------

Development Properties:
       One and Two Reston Overlook                            2         -             444,000
       One Freedom Square                                     1         -             406,980
       Eight Cambridge Center                                 1         -             175,000
       181 Spring Street                                      1         -              52,000
                                                              --        -----      ----------
Subtotal for Development Properties ..................        5         -           1,077,980
                                                                                   ----------
Consolidated total for all Properties ................        88        8,119      14,026,814
                                                              --        -----      ----------

Hotel Properties:
       Long Wharf Marriott/(R)/                               1          -            420,000
       Cambridge Center Marriott/(R)/                         1          -            330,400
       Residence Inn by Marriott/(R)/                         1          -            187,474
                                                              --        -----      ----------
                                                              3          -            937,874
                                                              --        -----      ----------
Garage Property:
       Cambridge Center North Garage                          1         1,170         332,442

Structured Parking included in Class
           A Office Buildings                                 -          -          2,880,530
                                                              --        -----      ----------
                                                              1         1,170       3,212,972
                                                              --        -----      ----------
Total for all Properties .............................        92        9,289      18,177,660
                                                              ==        =====      ==========

Item 3.     Legal Proceedings

     Neither the Company, nor its affiliates is presently subject to any material litigation or, to the Company's knowledge, has any litigation been threatened against it or its affiliates other than routine actions and administrative proceedings substantially all of which are expected to be covered by liability insurance and in the aggregate are not expected to have a material adverse effect on the business, financial condition, results of operations, or liquidity of the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1997.

                                    PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters

The Company's Common Stock is listed on the New York Stock Exchange under the symbol "BXP". The high and low closing sales prices for the periods indicated in the table below were:

                                       1997
 Quarter Ended            High         Low         Distributions
 -------------            ----         ---         -------------
June 30, 1997            $27 1/4     $26 1/6          $.035(a)
September 30, 1997        33 1/4      26 5/8           .405(a)
December 31, 1997         34 3/8      30               .405(b)

(a) The Company paid a distribution of $.44 per share on November 21, 1997 with respect to the period from June 23, 1997 (the closing of the Initial Offering) through September 30, 1997 which represents a quarterly distribution rate of $.405 and an annual distribution rate of $1.62 per share of Common Stock.

(b) Paid on January 28, 1998 to stockholders of record on December 26, 1997.

     At March 24, 1998, there were approximately 142 shareholders of record. This does not include beneficial owners for whom Cede & Co. or others act as nominee.

     The Company has adopted a policy of paying regular quarterly distributions on its Common Stock and cash distributions have been paid on the Company's Common Stock with respect to the period since its inception.

     In order to maintain its qualification as a REIT, the Company must make annual distributions to its shareholders of at least 95% of its taxable income (which does not include net capital gains). Distributions for Federal Income Tax purposes totaled $.50 per share in 1997. The Company intends that any dividend paid in respect of its Common Stock during the last quarter of each year will, if necessary, be adjusted to satisfy the REIT requirement that at least

95% of taxable income for such taxable year be distributed. The Company has determined that, for federal income tax purposes, 59% of the total distribution of $0.845 represented ordinary income to its stockholders.

     On October 23, 1997, in connection with the Company's acquisition of 100 East Pratt Street, the Company issued 500 shares of Common Stock to International Business Machines Corporation, one of the sellers of the Property. Such shares were issued in reliance on Section 4(2) of, and Regulation D under, the Securities Act.

     On November 21, 1997, in connection with the Company's acquisition of 875 Third Avenue, the Company issued 890,869 OP Units to Kenvic Associates, the contributor of such property. Such OP Units were issued in reliance on Section 4(2) of, and Regulation D under, the Securities Act.

Item 6.     Selected Financial Data

     The following sets forth selected financial and operating data for the Company on a historical consolidated basis and for the Predecessor on a historical combined basis. The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

     Historical operating results of the Company and the Predecessor, including net income, may not be comparable to future operating results.

                                     The Company                            The Predecessor Group
                                     -----------      ---------------------------------------------------------------------
                                                        (in thousands, except per share data)

                                     June 23, 1997    January 1,                       Year ended December 31,
                                      to December    1997 to June                      -----------------------
                                        31, 1997       22, 1997            1996           1995          1994          1993
                                        --------       --------         ----------------------------------------------------
STATEMENT OF OPERATIONS INFORMATION:
Total revenues                          $ 145,643       $ 129,818        $269,933       $248,725      $244,083      $245,561
                                       ----------     -----------        --------       --------      --------      --------

Property expenses                          40,093          27,032          58,195         55,421        53,239        54,766

Hotel expenses                                  -          22,452          46,734         44,018        42,753        40,286

General and administrative                  6,689           5,116          10,754         10,372        10,123         9,549

Interest                                   38,264          53,324         109,394        108,793        97,273        90,335

Depreciation and amortization              21,719          17,054          36,199         33,828        33,112        33,148
                                       ----------     -----------          ------         ------        ------        ------

Income (loss) before minority
  interests                                38,878           4,840           8,657         (3,707)        7,583        17,477

Minority interest in property
  partnerships                               (215)           (235)           (384)          (276)         (412)         (391)
                                       ----------     -----------           -----          -----         -----         -----

Income(loss) before minority
  interest in Operating
  Partnership                              38,663           4,605           8,273         (3,983)        7,171        17,086

Minority interest in Operating
Partnership                               (11,437)              -               -              -             -             -
                                      -----------     -----------           -----       --------        ------       -------

Income(loss) before extraordinary
  item                                    27,226           4,605           8,273          (3,983)        7,171        17,086

Extraordinary item                         7,925               -            (994)              -             -             -
                                      ----------     -----------           -----        --------        ------       -------

Net income (loss)                        $35,151          $4,605          $7,279         $(3,983)       $7,171       $17,086
                                      ==========     ===========          ======        ========        ======       =======

Basic earnings per share:

  Income before extraordinary item         $ .70               -               -              -             -             -

  Extraordinary item                         .21               -               -              -             -             -
                                           -----

  Net income                               $ .91               -               -              -             -             -
                                           =====

  Weighted average common shares
     outstanding                          38,694               -               -              -             -             -

Diluted earnings per share:

  Income before extraordinary item        $ .70              -                  -                 -               -                -

  Extraordinary item                        .20              -                  -                 -               -                -
                                          -----

  Net income                              $ .90              -                  -                 -               -                -
                                          =====

Weighted average common shares
  outstanding                            39,108              -                  -                 -               -                -

BALANCE SHEET INFORMATION:

Real estate, before
  accumulated deprecation           $ 1,796,500              -        $ 1,035,571       $ 1,012,324       $ 984,853        $ 983,751

Real estate, after
  accumulated depreciation            1,502,282              -            771,660           773,810         770,763          789,234

Cash                                     17,560              -              8,998            25,867          46,289           50,697

Total assets                          1,672,521              -            896,511           922,786         940,155          961,715

Total indebtedness                    1,332,253              -          1,442,476         1,401,408       1,413,331        1,426,882

Shareholders' and owners
  equity (deficit)                      175,048              -          (576,632)         (506,653)       (502,230)        (495,104)

OTHER INFORMATION:

Funds from Operations                  $ 60,008       $ 21,450           $ 36,318          $ 29,151        $ 39,568         $ 49,240

Funds from Operations (Company's
  share) (1)                             42,258              -                  -                 -               -                -

Cash dividends per common share -
  annualized                               1.62              -                  -                 -               -                -

Cash flow provided by operating
  activities                             33,843       $ 25,226             51,531            29,092          45,624           59,834

Cash flow used for investing
  activities                          (519,743)       (32,844)           (23,689)          (36,844)        (18,424)          (9,437)

Cash flow provided by (used in)
  financing activities                  503,460          9,130           (44,711)          (12,670)        (31,608)         (28,540)


(1) The White Paper of Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of the equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REIT's that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

      Funds from Operations for the respective periods is calculated as follows:


                                              The Company                          The Predecessor Group
                                              -----------    ----------------------------------------------------------------
                                                                            (in thousands)

                                                 June 23,
                                                 1997 to      January 1,                  Year ended December 31,
                                                 December    1997 to June
                                                 31, 1997      22, 1997       1996          1995           1994         1993
                                                 --------      --------      ------------------------------------------------

Income (loss) before minority interest and
   extraordinary item                            $38,878       $ 4,840       $ 8,657      $(3,707)       $ 7,583      $17,477

Add:
   Real estate depreciation and
     amortization                                 21,417        16,808        35,643       33,240         32,509       32,300

Less:
   Minority property partnership's share
     of Funds from Operations                       (287)         (198)         (479)        (382)          (524)        (537)

   Non-recurring item - significant lease
     termination fee                                   -             -        (7,503)           -              -            -
                                                 -------       -------       -------      -------        -------      -------

Funds from Operations                            $60,008       $21,450       $36,318      $29,151        $39,568      $49,240
                                                 =======       =======       =======      =======        =======      =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the selected financial data and the historical consolidated and combined financial statements and related notes thereto for the Company and the Predecessor respectively. The following discussion is based primarily on the consolidated financial statements of the Company for the period subsequent to formation of the Company and on the combined financial statements of the Predecessor for the periods prior to the formation. The combined financial statements of the Predecessor include the results of operations from 82 properties for the periods presented. Historical results and percentage relationships in the Consolidated and Combined Financial Statements, including trends which might appear, should not be taken as indicative of future operations or financial position.

Overview

     Certain statements in this Form 10-K, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Company, constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend,""estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forth in the forward-looking statements include general economic conditions, local real estate conditions, timely re-leasing of occupied square footage upon expiration, interest rates, availability of equity and debt financing and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations

     The results of operations for the years ended December 31, 1996 and 1995 includes the operations of the Predecessor. The results of operations for the year ended December 31, 1997 include the operations of the Predecessor for the period January 1, 1997 through June 22, 1997 and the operations of the Company from June 23, 1997 through December 31, 1997.

     Comparison of the year ended December 31, 1997 to the year ended December 31, 1996:

     Rental revenues increased $38.4 million or 19.7% for the year ended December 31, 1997 compared to the year ended December 31, 1996 primarily as a result of (i) the acquisitions of 280 Park Avenue, 100 East Pratt Street and 875 Third Avenue, (ii) the inclusion of revenue from the hotel leases entered into in connection with the Initial Offering, and (iii) an overall increase in average occupancy and rental rates. This was offset by a decrease due to no lease termination fee received in the year ended December 31, 1997 compared to a $7.5 million fee received during 1996.

     Hotel revenue decreased $34.5 million or 52.5% for the year ended
December 31, 1997 compared to the year ended December 31, 1996 primarily because hotel operating revenue was only recognized for the period from January 1, 1997 to June 22, 1997 as a result of the Operating Partnership entering into a participating lease with ZL Hotel LLC at the time of the Initial Offering.

     Third party management and development fee income increased $1.8 million or 31.1% for the year ended December 31, 1997 compared to the year ended
December 31, 1996 primarily as a result of new fees for development services for projects which began during 1997 and increased fees on existing projects.

     Interest and other income decreased $195,000 or 5.5% primarily due to a reduction in interest income resulting from a reduction in cash reserves.

     Property expenses increased $8.9 million or 15.3% for the year ended December 31, 1997 compared to the year ended December 31, 1996 primarily as a result of the three property acquisitions and overall increases in real estate taxes.

     Hotel expenses decreased $24.3 million or 52.0% for the year ended
December 31, 1997 compared to the year ended December 31, 1996 because after the Initial Offering the Company did not manage the Hotel Properties but rather leased them to ZL Hotel LLC under participating leases.

     Interest expense decreased $17.8 million or 16.3% for the year ended December 31, 1997 compared to the year ended December 31, 1996 primarily as the result of the payoff of certain mortgage indebtedness with the proceeds from the Initial Offering.

     As a result of the foregoing, income before extraordinary items and minority interest of Boston Properties, Inc. and the Predecessor Group increased $35.0 million.

     Comparison of the year ended December 31, 1996 to the year ended December 31, 1995:

     Rental revenues increased $15.7 million or 8.8% for the year ended December 31, 1996 compared to the year ended December 31, 1995 primarily as a result of (i) a $7.5 million lease termination fee received from a tenant at 599 Lexington Avenue for which the space was immediately re-leased, (ii) an increase of $2.8 million due to the completion of the redevelopment and leasing of 191 Spring Street and (iii) an overall increase in average occupancy and rental rates.

     Hotel revenue increased $4.4 million or 7.1% for the year ended
December 31, 1996 compared to the year ended December 31, 1995 primarily as a result of an increase in average daily room rates of 7.6%.

     Third party management and development fee income increased $1.3 million or 28.7% for the year ended December 31, 1996 compared to the year ended
December 31, 1995 primarily
as a result of new fees for development services for projects which began during 1996.

     Interest and other income decreased $166,000 or 4.5 % primarily due to a reduction in interest income resulting from a reduction in cash reserves.

     Property expenses increased $2.8 million or 5.0% for the year ended December 31, 1996 compared to the year ended December 31, 1995 primarily as a result of (i) a $1.1 million increase in utility costs which is partially due to the increase in occupancy of the properties during 1996 and (ii) an increase of $0.1 million in real estate taxes.

     Hotel expenses increased $2.7 million or 6.2% primarily as a result of an increase in average occupancy at the hotels.

     Interest expense increased $601,000 or 0.6% for the year ended
December 31, 1996 compared to the year ended December 31, 1995 primarily as the result of an increase in interest expense with respect to 191 Spring Street resulting from placing the property in service and discontinuing the capitalization of interest, and an increase in total indebtedness from new loans on Bedford Business Park and Capital Gallery, partially offset by decreases in interest rates on variable rate loans.

     Depreciation and amortization expense increased $2.4 million or 7.0% as a result of increased tenant improvement costs incurred during the successful leasing of available space during 1996 and 1995.

     As a result of the foregoing, income before extraordinary items and minority interest in property partnerships increased $12.3 million.

Liquidity and Capital Resources

     Cash and cash equivalents were $17.6 and $9.0 million at December 31, 1997 and December 31, 1996, respectively. The increase in cash is primarily a result of cash flows provided by operating and financing activities offset by cash used in investing activities. Net cash provided by operating activities was $ 59.0 million for the year ended December 31, 1997 compared to the $51.5 million for the year ended December 31, 1996. The increase is primarily due to the transactions related to the acquisition of real estate assets and the operations of the Company subsequent to the Initial Offering.

     Net cash used in investing activities increased from $23.7 million for the year ended December 31, 1996 to $552.6 million for the year ended December 31, 1997. This increase is due primarily to the following acquisitions of real estate assets subsequent to the Initial Offering:

           Acquisitions

           On September 11, 1997, the Company acquired 280 Park Avenue in midtown Manhattan, NY, a Class A Office Building, for approximately $322.7 million. The property is located in the Park Avenue submarket of Manhattan and contains approximately 1.2 million net rentable square feet. The acquisition was funded by a payment of approximately $102.7 million in cash and mortgage financing of $220.0 million.

           On October 23, 1997, the Company acquired 100 East Pratt Street in Baltimore, Maryland, a Class A Office Building, for $137.5 million in cash and the issuance of 500 shares of the Company's Common Stock. The property contains approximately 635,000 net rentable square feet and an eight-story parking garage.

           On November 21, 1997, the Company acquired 875 Third Avenue, for approximately $215.1 million. The Property is an approximately 682,000 square foot Class A Office Building located in midtown Manhattan, NY. The acquisition was funded by the assumption of a mortgage note with a fair value of $185.6 million, payment of $1.5 million in cash, and the issuance of OP Units for a value of approximately $28.0 million.

           In addition to the above acquisitions which closed in 1997, the Company closed the following acquisitions during the first quarter of 1998:

           On November 11, 1997, the Company entered into a purchase and sale agreement to acquire, for approximately $174.4 million (including closing costs), Riverfront Plaza, a Class A Office Building with approximately 900,000 net rentable square feet located in Richmond, VA. The Company completed its acquisition of this property on January 22, 1998. The acquisition was funded by a $52.6 million draw under the Unsecured Line of Credit and mortgage financing of approximately $121.8 million.

           On November 26, 1997, the Company entered into agreements to acquire, for approximately $257.9 million (including closing costs), the Mulligan/Griffin Portfolio, a portfolio of nine Office Properties with approximately 1,277,000 net rentable square feet and six parcels of land aggregating 30.7 acres located in Fairfax County, Virginia and Montgomery County, Maryland. The Company completed its acquisition of this portfolio on February 2, 1998. The acquisition was funded through the payment of approximately $88.5 million in cash, the assumption of mortgage debt with a fair value of approximately $118.3 million, the assumption of other liabilities of approximately $1.1 million, and the issuance of OP Units valued at approximately $50.0 million.

     Net cash provided by (used in) financing activities increased from $44.7 million used for the year ended December 31, 1996 to cash provided of $512.6 million for the year ended December 31, 1997. This increase is primarily attributable to transactions relating to the Initial Offering, including proceeds received from the Initial Offering of approximately $839.2 million and proceeds and assumption of long term debt of $453.0 million offset by the prepayment of $707.0 million of mortgage notes from proceeds of the Initial Offering.

     Recent Financing

     On January 30, 1998, the Company completed a public offering (the
"Second Offering") of 23,000,000 shares of Common Stock (including 3,000,000 shares issued pursuant to the exercise of the underwriters' overallotment options) at $35.125 per share, resulting in gross proceeds of approximately $807.9 million and net proceeds to the Company of approximately $766.5 million.

     Cash and cash equivalents increased $8.6 million during the year ended December 31,

1997 compared to a decrease of $16.9 million during the year ended December 31, 1996. The increase is due to a $557.3 million increase in net cash provided by financing activities and a $7.5 million increase in cash provided by operating activities, offset by an increase in cash used for investing activities of approximately $528.9 million. The increase in cash provided by operating activities is primarily a result of decreased interest payments and increased rental receipts.

Capitalization

     At December 31, 1997, the Company's total consolidated debt was approximately $1.3 billion. At December 31, 1997, the Company's outstanding consolidated debt consisted of approximately $233.0 million under an unsecured revolving line of credit with BankBoston, as amended (the "Unsecured Line of Credit") and approximately $1.1 billion of mortgage indebtedness. The weighted average rate of the Company's consolidated mortgage indebtedness is 7.54% and the weighted average maturity is approximately 5.6 years.

     Based on the Company's total market capitalization of approximately
$3.2 billion at December 31, 1997 (at the December 31, 1997 closing stock price of $33.0625 and including the 16,957,328 Units of minority interest in the Operating Partnership and the Company's consolidated debt), the Company's consolidated debt represented approximately 42.0% of its total market capitalization. Subsequent to the completion of the Second Offering on January 30, 1998, based on the Company's total market capitalization of approximately $4.0 billion (based on the closing price of the Company's Common Stock on January 26, 1998 of $35.125 and including the 16,957,328 OP Units (representing the minority interest in the Operating Partnership) and the Company's consolidated debt), the Company's consolidated debt represented approximately 30.5% of its total market capitalization.

     The Company utilizes the Unsecured Line of Credit primarily to finance acquisitions of additional properties, for working capital purposes, and to fund the development of properties. The Unsecured Line of Credit is a non-recourse obligation of the Operating Partnership and is guaranteed by the Company. The Company's ability to borrow under the Unsecured Line of Credit is subject to the Company's compliance with a number of customary financial and other covenants on an ongoing basis, including (i) loan-to-value ratio against the total borrowing base not to exceed 65% for the period through April 30, 1998, and 55% subsequent to April 30, 1998, (ii) a loan-to-value ratio against the total secured borrowing base not to exceed 55% during the period through April 30, 1998, 50% during the period from May 1, 1998 through June 30, 1998, and 40% subsequent to June 30, 1998, (iii) debt service coverage ratio of 1.4 for the borrowing base and 1.75 for the Company as a whole, a leverage ratio not to exceed 65%, (iv) an interest rate applicable to any amounts drawn under the Unsecured Line of Credit for LIBOR based loans shall be equal to a floating rate based on a spread over LIBOR equal to 125 basis points during the period through January 31, 1998, 140 basis points during the period from February 1, 1998 through April 30, 1998 and from 90 to 110 basis points after April 30, 1998, depending on the Company's applicable leverage ratio, (v) limitations on additional indebtedness and stockholders distributions, and (vi) a minimum net worth requirement. At December 31, 1997, the Company had the ability to borrow an additional
$67.0 million under the Unsecured Line of Credit. On January 30, 1998, the Company repaid the entire amount outstanding under the Unsecured Line of Credit. As of March 24, 1998 the Company's Unsecured Line of Credit had a total borrowing capacity of $300 million. The Company is currently negotiating to increase the total borrowing capacity thereunder to $500 million and expects such increase to be effective by the beginning of the second calendar quarter although no assurances can be made in this regard.

     The following table sets forth certain information regarding the Mortgage Debt at December 31, 1997:

                                 Principal
        Properties                Amount     Interest Rate          Maturity
        ----------                ------     -------------          --------
                             (in thousands)

599 Lexington Avenue              $225,000   7.00%            July 19, 2005 (1)

280 Park Avenue                    220,000   7.00% (2)        September 11, 2002

875 Third Avenue                   185,618   8.00% (3)        December 31, 2002

Two Independence Square            121,822   8.09% (4)        February 27, 2003

One Independence Square             77,743   8.12% (4)        August 21, 2001

2300 N Street                       66,000   6.88%            August 3, 2003

Capital Gallery                     60,029   8.24%            August 15, 2006

10&20 Burlington Mall Road(5)       37,000   8.33%            October 1, 2001

Ten Cambridge Center and
North Garage                        40,000   7.57%            March 29, 2000

191 Spring Street                   23,697   8.50%            September 1, 2006

Bedford Business Park               23,085   8.50%            December 10, 2008

Montvale Center                      7,905   8.59%            December 1, 2006

Newport Office Park                  6,754   8.13%            July 1, 2001

Hilltop Business Center              4,600   LIBOR + 1.50%    December 15, 1998
                                     -----

                                $1,099,253
                                ==========

(1) At maturity the lender has the option to purchase a 33.33% interest in this Property in exchange for the cancellation of the loan indebtedness.

(2) Outstanding principal of $213,000 bears interest at a fixed rate of 7.00%. The remaining $7,000 bears interest at a floating rate equal to LIBOR + 1.00%.

(3) The principal amount and interest rate shown have been adjusted to reflect the fair value of the note. The actual principal balance at December 31, 1997 was $180,000 and the interest rate was 8.75%.

(4) The principal amount and interest rate shown have been adjusted to reflect the effective rates on the loans. The actual principal balances at December 31, 1997 were $121,344 and $77,438 respectively. The actual interest rates on the loans are 7.90%. The interest rates increase to 8.50% on March 25, 1998 and continues at such rate through the loan expiration.

(5) Includes outstanding indebtedness secured by 91 Hartwell Avenue and 92 and 100 Hayden Avenue.

     The Company has determined that the adequacy of estimated cash flows as well as expected liquidity sources are adequate to meet its short-term (up to 12 months) liquidity needs.

The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualifications under the Internal Revenue Code of 1986, as amended. The Company believes that these needs will be fully funded from cash flows provided by operating activities.

     The Company expects to meet long-term (greater than 12 months) liquidity requirements for the costs of development, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through the issuance of additional OP Units and equity securities of the Company and the incurrence of long-term secured and unsecured indebtedness. In addition, the Company may finance the development, redevelopment or acquisition of additional properties by using its Unsecured Line of Credit.

     Rental revenues, operating expense reimbursement income from tenants, and income from the operations of the Company's majority-owned affiliate, Boston Properties Management, Inc. (the "Development and Management Company") are the Company's principal sources of capital to pay its operating expenses, debt service and recurring capital expenditures. The Company seeks to increase income from its existing Properties by maintaining quality standards for its Properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. The Development and Management Company's sole source of income are fees generated by its office and industrial real estate management, leasing, development and construction businesses. Consequently, the Company believes its revenues will continue to provide the necessary funds for its operating expenses, debt service and recurring capital expenditures.

     Principal sources of funds for acquisitions are expected to include income from operations, proceeds of offerings, amounts available under the Unsecured Line of Credit, long-term secured and unsecured indebtedness and sales of real estate. In addition to funds from the above sources, the Company may acquire properties or interests therein through the issuance of OP Units.

     During the period from June 23, 1997 through December 31, 1997, the Company paid or declared quarterly dividends totaling $.845 per common share (consisting of $.035 related to the period from June 23, 1997 to June 30, 1997 and $.405 for each of the third and fourth calendar quarters). The Company intends to continue paying dividends quarterly. The Company expects to use cash flows from operating activities to fund dividends to stockholders.



Funds from Operations

     The White Paper of Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of the equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.


Environmental Matters

     Some of the Properties are located in urban and industrial areas where fill or current or historical industrial uses of the areas have caused site contamination. With respect to all of the Properties, independent environmental consultants have been retained in the past to conduct or update Phase I environmental assessments (which generally do not involve invasive techniques such as soil or ground water sampling) and asbestos surveys on all of the Properties. These environmental assessments have not revealed any environmental conditions that the Company believes will have a material adverse effect on its business, assets or results of operations, and the Company is not aware of any other environmental condition with respect to any of the Properties which the Company believes would have such a material adverse effect.

     With respect to 17 Hartwell Avenue in Lexington, Massachusetts, the Company received a Notice of Potential Responsibility ("NOR") from the state regulatory authority on January 9, 1997, related to groundwater contamination. In addition, the Company received a Notice of Downgradient Property Status Submittal from each of two third parties concerning alleged contamination at two downgradient properties. 17 Hartwell Avenue is a 30,000 square foot office building occupied by Kendall Company, a division of Tyco International, which has been the tenant of the entire building for 20 years. The tenant received a similar NOR and responded to the state regulatory authority that it would conduct an investigation. That investigation is underway and has identified the presence of hazardous substances in a catch basin along the property line. It is expected that the tenant will take any necessary response actions. The lease with the tenant contains a provision pursuant to which the tenant indemnifies the Company against such liability. The Company has notified the state regulatory authority that it will cooperate with and monitor the tenant's investigation.

     On January 15, 1992, 91 Hartwell Avenue in Lexington, Massachusetts was listed by the state regulatory authority as an unclassified Confirmed Disposal Site in connection with groundwater contamination. 91 Hartwell Avenue is a 122,328 square foot office building occupied by five tenants. The Company has engaged a specially licensed environmental consultant to perform the necessary investigation and assessment and to prepare submittals to the state regulatory authority. On August 1, 1997, such consultant submitted to the state regulatory authority a Phase I - Limited Site Investigation Report and Downgradient Property Status Opinion. This Opinion concluded that the Property qualifies for Downgradient Property Status under the state regulatory program. Downgradient Property Status eliminates certain deadlines for conducting response actions at a site. Although the Company believes that the current or former owners of the upgradient source properties may ultimately be responsible for some or all of the costs of such response actions, the Company will take any necessary further response actions.


     The Company expects that any resolution of the environmental matters relating to 17 Hartwell Avenue and 91 Hartwell Avenue will not have a material impact on the financial position, results of operations or liquidity of the Company.

     The Company is in the process of having asbestos-containing material that is delaminating from a floor deck above a ceiling removed from an area of approximately 5,500 square feet at 280 Park Avenue. The Company expects that all removal and related renovation costs (a portion of which may be reimbursable by the tenant), should not exceed $800,000. This cost will be capitalized into the carrying value of the property as incurred.


Year 2000

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods.


Newly issued Accounting Standards

     Financial Accounting Standards Board Statement No. 129 ("FAS 129") "Disclosure of Information about Capital Structure" is effective for financial statements issued for periods ending after December 31, 1997. FAS 129 establishes standards for disclosure of information about securities, liquidation preference of preferred stock and redeemable stock.

     Financial Accounting Standards Board Statement No. 130 ("FAS 130") "Reporting Comprehensive Income" is effective for fiscal years beginning after December 31, 1997, although earlier application is permitted. The Company intends to adopt the requirements of this pronouncement in its financial statements for the year ending December 31, 1998. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FAS 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Company was not previously required to present comprehensive income or the components thereof in its financial statements under generally accepted accounting principles.

     Financial Accounting Standards Board Statement No. 131 ("FAS 131") "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements issued for periods beginning after December 15, 1997. FAS 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates.

     Financial Accounting Standards Board Statement No. 132 ("FAS 132") "Employers' Capital Disclosures about Pensions and Other Postretirement Benefits" is effective for fiscal years beginning after December 15, 1997, although earlier application is encouraged. FAS 132 establishes standards related to the disclosure requirements for pensions and other postretirement benefits. FAS 132 requires additional information to be disclosed regarding changes in the benefit obligation and fair value of plan assets, as well as eliminates other disclosures no longer considered useful.

     The Company does not believe that the implementation of FAS 129, FAS 130, FAS 131 or FAS 132 will have a material impact on the Company's financial statements.


Inflation

     Substantially all of the office leases provide for separate real estate tax and operating expense escalations over a base amount. In addition, many of the leases provide for fixed base rent increases or indexed increases. The Company believes that inflationary increases may be at least partially offset by the contractual rent increases described above.

Item 8.   Financial Statements and Supplementary Data

          See "Index to Financial Statements" on this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information concerning Directors and Executive Officers of the Registrant required by Item 10 shall be included in the Proxy Statement to be filed relating to the 1998 Annual Meeting of the Registrant's Stockholders and is incorporated herein by reference.

Item 11.  Executive Compensation

     The information concerning Executive Compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to the 1998 Annual Meeting of the Registrant's Stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Beneficial Owners and Management

     The information concerning Directors and Executive Officers of the Registrant required by Item 12 shall be included in the Proxy Statement to be filed relating to the 1998 Annual

Meeting of the Registrant's Stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information concerning Directors and Executive Officers of the Registrant required by Item 13 shall be included in the Proxy Statement to be filed relating to the 1998 Annual Meeting of the Registrant's Stockholders and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

     (a) Financial Statements and Financial Statement Schedule

     See "Index to Financial Statements" on page F-1 on this Form 10-K.

     (b) Reports on Form 8-K

     A report on Form 8-K was filed on September 26, 1997 (as amended by Form 8-K/A) which included information regarding Item 2, 5, and 7. Included in Item 7 was pro forma information and exhibits. The Form 8-K was filed in connection with the Company's acquisition of 280 Park Avenue and agreement to acquire 875 Third Avenue.

     A report on Form 8-K was filed on November 6, 1997 (as amended by Form 8-K/A) which included information regarding Item 2 and 7. Included in Item 7 was pro forma information and exhibits. The Form 8-K was filed in connection with the Company's acquisition of 100 East Pratt Street.

     A report on Form 8-K was filed on November 26, 1997 which included information regarding Item 2, 5 and 7. Included in Item 7 was pro forma information and exhibits. The Form 8-K was filed in connection with the Company's acquisition of 875 Third Avenue.

     A report on Form 8-K was filed on December 16, 1997 which included information regarding Item 5 and 7. Included in Item 7 was pro forma information. The Form 8-K was filed in connection with the Company's agreement to acquire the Mulligan/Griffin Portfolio.

     A report on Form 8-K was filed on January 12, 1998 which included information regarding Item 5. The Form 8-K was filed in connection with the Company's press release regarding the potential acquisition of the Prudential Center.

     A report on Form 8-K was filed on January 26, 1998 which included information regarding Item 5. The Form 8-K was filed in connection with the Company's press release regarding the Company's fourth quarter earnings.

     A report on Form 8-K was filed on February 6, 1998 which included information regarding Item 2, 5 and 7. Included in Item 7 was pro forma information. The Form 8-K was filed in connection with the Company's acquisition of Riverfront Plaza and the Mulligan/Griffin Portfolio.

     (c)  Exhibits

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
     +1.1    --Form of U.S. Purchase Agreement
     +1.2    --Form of International Purchase Agreement
     *3.1    --Form of Amended and Restated Certificate of Incorporation of the
               Company
     *3.2    --Form of Amended and Restated Bylaws of the Company
     *4.1    --Form of Shareholder Rights Agreement dated as of June   , 1997
               between the Company and BankBoston, N.A., as Rights Agent.
     *4.2    --Form of Certificate of Designation for Series E Junior
               Participating Cumulative Preferred Stock, par value $.01 per share
     *4.3    --Form of Common Stock Certificate
     +5.1    --Opinion of Goodwin, Procter & Hoar LLP regarding legality of the shares of the Common Stock issued
     +8.1    --Opinion of Goodwin, Procter & Hoar LLP regarding tax matters
    *10.1    --Form of Amended and Restated Agreement of Limited Partnership of
               the Operating Partnership
    *10.2    --1997 Stock Option and Incentive Plan
    *10.3    --Form of Noncompetition Agreement between the Company and
               Mortimer B. Zuckerman
    *10.4    --Form of Employment and Noncompetition Agreement between the
               Company and Edward H. Linde
    *10.5    --Form of Employment Agreement between the Company and certain executive officers
    *10.6    --Form of Indemnification Agreement between the Company and each of its directors and executive officers
    *10.7    --Omnibus Option Agreement by and among Boston Properties Limited
               Partnership (the "Operating Partnership") and the Grantors named therein dated as of April 9, 1997
    *10.8    --Revolving Credit Agreement with BankBoston, N.A.
    *10.9    --Form of Registration Rights Agreement among the Company and the persons named therein
   *10.10    --Form of Lease Agreement dated as of June  , 1997 between Edward
               H. Linde and Mortimer B. Zuckerman, as Trustees of Downtown
               Boston Properties Trust, and ZL Hotel LLC
   *10.11    --Form of Lease Agreement dated as of June  , 1997 between Edward
               H. Linde and Mortimer B. Zuckerman, as Trustees of Two Cambridge
               Center Trust, and ZL Hotel LLC
   *10.12    --Option Agreement between Boston Properties Limited Partnership and Square 36 Properties Limited Partnership dated April 15, 1997
   *10.13    --Form of Certificate of Incorporation of Boston Properties
               Management, Inc.
   *10.14    --Form of By-laws of Boston Properties Management, Inc.
   *10.15    --Form of Limited Liability Agreement of ZL Hotel LLC
   *10.16    --Form of Option Agreement to Acquire the Property known as Sumner
               Square
   *10.17    --Loan Modification Agreement between Lexreal Associates and
               Mitsui Seimei America Corporation relating to loan secured by 599
               Lexington Avenue
   *10.18    --Loan Modification and Extension Agreement by and between
               Southwest Market Limited Partnership, a District of Columbia
               limited partnership, Mortimer B. Zuckerman and Edward H. Linde and the Sumitomo Bank, Limited, for One Independence Square,
               dated as of September 26, 1994
   *10.19    --Loan Modification and Extension Agreement by and among Southwest
               Market Limited Partnership, a District of Columbia limited partnership, Mortimer B. Zuckerman and Edward H. Linde and the
               Sumitomo Bank, Limited, for Two Independence Square, dated as of
               September 26, 1994
   *10.20    --Construction Loan Agreement by and between the Sumitomo Bank,
               Limited and Southwest Market Limited Partnership, dated as of
               August 21, 1990
   *10.21    --Construction Loan Agreement by and between the Sumitomo Bank,
               Limited and Southwest Market Limited Partnership for Two
               Independence Square, dated as of February 22, 1991
   *10.22    --Consent and Loan Modification Agreement regarding One
               Independence Square between the Sumitomo Bank, Limited and
               Southwest Market Limited Partnership dated as of June  , 1997
   *10.23    --Consent and Loan Modification Agreement regarding Two
               Independence Square between the Sumitomo Bank, Limited and
               Southwest Market Limited Partnership dated as of June  , 1997
   *10.24    --Form of Amended and Restated Loan Agreement between Square 36
               Office Joint Venture and the Sanwa Bank Limited dated as of June
               , 1997
   *10.25    --Indemnification Agreement between Boston Properties Limited
               Partnership and Mortimer B. Zuckerman and Edward H. Linde

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
    *10.26   --Compensation Agreement between the Company and Robert Selsam, dated as of August 10, 1995 relating to 90 Church Street
    +10.27   --Contribution Agreement dated as of September 2, 1997 by and among the Operating Partnership, the Company and Kenvic
               Associates.
    +10.28   --Lock-Up and Registration Rights Agreement dated November 21,
               1997 by and among the Operating Partnership, the Company and
               Kenvic Associates.
    +10.29   --Agreement dated November 21, 1997 by and between the Operating
               Partnership and Kenvic Associates.
    +10.30   --Note and Mortgage Modification and Spreader Agreement between
               John Hancock, as lender and Boston Properties Limited
               Partnership, as borrower.
  (2)10.31   --Agreement between Bankers Trust Company as seller and Boston
               Properties Limited Partnership, as purchaser, dated September 11,
               1997
  (1)10.32   --Term loan agreement between Chase Manhattan Bank, as lender and
               Boston Properties Limited Partnership, as borrower, dated
               September 11, 1997
  (1)10.33   --Interest Guarantee and Agreement between Chase Manhattan Bank, as lender and Boston Properties Limited Partnership, as borrower, dated September 11, 1997
  (1)10.34   --Net Cash Flow Shortfall Guarantee and Agreement between Chase
               Manhattan Bank, as lender and Boston Properties Limited
               Partnership, as borrower, dated September 11, 1997
  (1)10.35   --Hazardous Material Guaranty and Indemnification Agreement
               between Chase Manhattan Bank, as lender and Boston Properties
               Limited Partnership, as borrower, dated September 11, 1997
  (2)10.36   --Swap Transaction Agreement between the Chase Manhattan Bank and
               Boston Properties, Inc. dated November 4, 1997
  (3)10.37   --Amended and Restated Real Estate Purchase and Sale Contract
               Between International Business Machines Corporation, as seller, and Boston Properties Limited Partnership, as buyer, dated
               October 20, 1997
  (4)10.38   --First Amendment to Revolving Credit Agreement dated July 29,
               1997 by and among the Company, BankBoston, N.A., and the
               subsidiaries of the Company and lending institutions named therein.
  (4)10.39   --Second Amendment to Revolving Credit Agreement dated July 30,
               1997 by and among the Company, BankBoston, N.A., and the
               subsidiaries of the Company and lending institutions named therein.
  (4)10.40   --Third Amendment to Revolving Credit Agreement dated September
               11, 1997 by and among the Company, BankBoston N.A., and the subsidiaries of the Company and lending institutions named therein.
  (4)10.41   --Fourth Amendment to Revolving Credit Agreement dated October 31,
               1997 by and among the Company, BankBoston, N.A., and the
               subsidiaries of the Company and lending institutions named therein.
    +10.42   --Environmental Indemnity and Agreement made by Boston Properties
               Limited Partnership in favor of John Hancock Mutual Life
               Insurance Company.
    +10.43   --Indemnification Agreement made by Boston Properties Limited
               Partnership in favor of John Hancock Mutual Life Insurance
               Company.
    +10.44   --Consolidation, Extension and Modification Agreement dated as of
               May 11, 1988 by and between Kenvic Associates and John Hancock
               Mutual Life Insurance Company.
    +10.45   --Modification Agreement dated as of May 30, 1990 by and between
               Kenvic Associates and John Hancock Mutual Life Insurance Company.
    +10.46   --Note and Mortgage Modification Agreement dated as of July 23,
               1992 by and between Kenvic Associates and John Hancock Mutual
               Life Insurance Company.
    +10.47   --Note and Mortgage Modification and Spreader Agreement dated as of December 29, 1995 by and between Kenvic Associates and John
               Hancock Mutual Life Insurance Company.
    +10.48   --Contribution Agreement dated November 26, 1997 among the
               Operating Partnership, Boston Properties LLC and the contributors named therein.
    +10.49   --Promissory Note dated January  , 1998 between the Operating
               Partnership and Metropolitan Life Insurance Company.
    +10.50   --Deed of Trust, Security Agreement and Fixture Filing dated
               January  , 1998.
    +10.51   --Unsecured Indemnity Agreement dated January  , 1998.
     +21.1   --Schedule of Subsidiaries of the Company
      27.1   --Financial Data Schedule.
      27.2   --Financial Data Schedule.

--------
* Incorporated herein by reference to the Company's Registration Statement on Form S-11 (No. 333-25279)
+ Incorporated herein by reference to the Company's Registration Statement on Form S-11 (No. 333-41449)
(1) Incorporated herein by reference to the Company's Current Report on Form 8-K/A filed November 14, 1997.
(2) Incorporated herein by reference to the Company's Current Report on Form 8-K/A-2 filed November 25, 1997.
(3) Incorporated herein by reference to the Company's Current Report on Form 8-K/A filed November 14, 1997.
(4) Incorporated herein by reference to the Company's Current Report on Form 8-K filed November 26, 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Boston Properties, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Boston Properties, Inc.

Date
                                       By: /s/ David G. Gaw
                                       --------------------
March 30, 1998                         David G. Gaw
                                       Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





                                       By: /s/ Mortimer B. Zuckerman
                                       -----------------------------
March 30, 1998                         Mortimer B. Zuckerman
                                       Chairman of the Board of Directors

                                       By: /s/ Edward H. Linde
                                       -----------------------------
                                       Edward H. Linde
                                       President and Chief Executive Officer

                                       By: /s/ David G. Gaw
                                       -----------------------------
                                       David G. Gaw
                                       Chief Financial Officer

                                       By: /s/ Alan J. Patricof
                                       -----------------------------
                                       Alan J. Patricof
                                       Director

                                       By: /s/ Ivan G. Seidenberg
                                       -----------------------------
                                       Ivan G. Seidenberg
                                       Director

                                       By: /s/ Martin Turchin
                                       -----------------------------
                                       Martin Turchin
                                       Director

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP
            INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


FINANCIAL STATEMENTS

     Report of Independent Accountants . . . . . . . . . . . . . . . . . . . F-2

     Consolidated Balance Sheet of Boston Properties, Inc. (the "Company")
          as of December 31, 1997 and Combined Balance Sheet of the
          Predecessor Group as of December 31, 1996 . . . . . . . . . . . .  F-3

     Consolidated Statement of Operations of the Company for the period from
          June 23, 1997 (inception of operations) to December 31, 1997 and Combined Statements of Operations for the Predecessor Group
          for the period from January 1, 1997 to June 22, 1997 and the years ended December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . F-4

     Consolidated Statement of Changes in Stockholders' Equity of the Company
          for the period June 23, 1997 (inception of operations) to
          December 31, 1997 and the Combined Statement of Changes
          in Owners' Equity (Deficit) of the Predecessor Group for
          the period January 1, 1997 to June 22, 1997 and the years ended
          December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . F-5

     Consolidated Statement of Cash Flows of the Company for the period
          June 23, 1997  (inception of operations) to December 31, 1997 and Combined Statement of Cash Flows of the Predecessor
          Group for the period January 1, 1997 to June 22, 1997 and
          the years ended December 31, 1996 and 1995 . . . . . . . . . . . . F-6

     Notes to Consolidated and Combined Financial Statements . . . . . . . . F-7

     Financial Statement Schedule - Schedule III . . . . . . . . . . . . .  F-24

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Boston Properties, Inc.

We have audited the accompanying consolidated and combined financial statements and the financial statement schedule of Boston Properties, Inc. (the "Company") and the Predecessor Group as listed on the index of this Form 10-K. These consolidated and combined financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of Boston Properties, Inc. as of December 31, 1997 and the Predecessor Group as of December 31, 1996, and the consolidated and combined results of operations and cash flows of the Company for the period from June 23, 1997 to December 31, 1997 and for the Predecessor Group from January 1, 1997 to June 22, 1997, and the years ended December 31, 1996 and 1995, respectively, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

                                    /s/Coopers & Lybrand L.L.P.

Boston, Massachusetts
January 23, 1998, except for
Note 16 for which the date
is February 2, 1998

                           BOSTON PROPERTIES, INC. AND
                       BOSTON PROPERTIES PREDECESSOR GROUP
                    CONSOLIDATED AND COMBINED BALANCE SHEETS


                                                                                                           The
                                                                                         The           Predecessor
                                                                                       Company            Group
                                                                                   ...............   ...............
                                                                                     December 31,      December 31,
                                                                                         1997              1996
                                                                                   ...............   ...............
   ASSETS                                                                                    (in thousands)

Real estate:                                                                           $1,796,500        $1,035,571
   Less: accumulated depreciation                                                        (294,218)         (263,911)
                                                                                   ---------------   ---------------
       Total real estate                                                                1,502,282           771,660

Cash and cash equivalents                                                                  17,560             8,998
Escrows                                                                                    14,178            25,474
Tenant and other receivables, net                                                          24,458            12,049
Accrued rental income, net                                                                 55,190            49,206
Deferred charges, net                                                                      35,485            24,722
Prepaid expenses and other assets                                                          20,225             4,402
Investment in joint ventures                                                                3,143                 -
                                                                                   ---------------   ---------------
   Total assets                                                                        $1,672,521          $896,511
                                                                                   ===============   ===============

   LIABILITIES AND STOCKHOLDERS' AND OWNERS' EQUITY (DEFICIT)

Liabilities:
   Mortgage notes payable                                                              $1,099,253        $1,420,359
   Unsecured line of credit                                                               233,000                 -
   Notes payable - affiliate                                                                    -            22,117
   Accounts payable and accrued expenses                                                   23,822            13,795
   Dividends payable                                                                       22,539                 -
   Accrued interest payable                                                                 6,581             9,667
   Other liabilities                                                                       11,642             7,205
                                                                                   ---------------   ---------------
       Total liabilities                                                                1,396,837         1,473,143
                                                                                   ---------------   ---------------

Commitments and contingencies                                                                   -                 -
                                                                                   ---------------   ---------------

Minority interest in Operating Partnership                                                100,636                 -
                                                                                   ---------------   ---------------

Stockholders' equity:
   Preferred stock, $.01 par value, 50,000,000 shares
       authorized, none issued or outstanding                                                   -                 -
   Excess stock, $.01 par value, 150,000,000 shares
       authorized, none issued or outstanding                                                   -                 -
   Common stock, $.01 par value, 250,000,000 shares
       authorized, 38,694,041 issued and outstanding                                          387                 -
   Additional paid-in capital                                                             172,347                 -
   Earnings in excess of dividends                                                          2,314                 -
Owners' deficit                                                                                 -          (576,632)
                                                                                   ---------------   ---------------
       Total stockholders' and owners' equity (deficit)                                   175,048          (576,632)
                                                                                   ---------------   ---------------
           Total liabilities and stockholders' and owners' equity (deficit)            $1,672,521          $896,511
                                                                                   ===============   ===============





  The accompanying notes are an integral part of these financial statements.

                           BOSTON PROPERTIES, INC. AND
                       BOSTON PROPERTIES PREDECESSOR GROUP
               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS


                                                                       The Company                   The Predecessor Group
                                                                    ..................   ...........................................

                                                                      June 23, 1997       January 1, 1997   Year ended December 31,
                                                                            to                  to          .......................
                                                                    December 31, 1997      June 22, 1997       1996        1995
                                                                    .................    .................  ..........  ...........
                                                                               (in thousands, except for per share data)
                                                                    ...............................................................
REVENUE
     Rental:
          Base rent                                                          $126,401            $80,122     $169,420     $155,614
          Recoveries from tenants                                              12,564             10,283       22,607       21,124
          Parking and other                                                       676              3,397        2,979        2,527
                                                                    ------------------   ----------------   ----------  -----------
             Total rental revenue                                             139,641             93,802      195,006      179,265
     Hotel operating                                                                -             31,185       65,678       61,320
     Development and management services                                        3,813              3,685        5,719        4,444
     Interest and other                                                         2,189              1,146        3,530        3,696
                                                                    ------------------   ----------------   ----------  -----------
             Total revenue                                                    145,643            129,818      269,933      248,725
                                                                    ------------------   ----------------   ----------  -----------

EXPENSES
     Rental:
          Operating                                                            19,591             13,650       29,823       27,142
          Real estate taxes                                                    20,502             13,382       28,372       28,279
     Hotel:
          Operating                                                                 -             20,938       43,634       41,501
          Real estate taxes                                                         -              1,514        3,100        2,517
     General and administrative                                                 6,689              5,116       10,754       10,372
     Interest                                                                  38,264             53,324      109,394      108,793
     Depreciation and amortization                                             21,719             17,054       36,199       33,828
                                                                    ------------------   ----------------   ----------  -----------
             Total expenses                                                   106,765            124,978      261,276      252,432
                                                                    ------------------   ----------------   ----------  -----------
Income (loss) before minority interests and extraordinary items                38,878              4,840        8,657       (3,707)
Minority interest in property partnerships                                       (215)              (235)        (384)        (276)
                                                                    ------------------   ----------------   ----------  -----------
Income (loss) before minority interest in Operating Partnership
     and extraordinary items                                                   38,663              4,605        8,273       (3,983)
Minority interest in Operating Partnership                                    (11,437)                 -            -            -
                                                                    ------------------   ----------------   ----------  -----------
Income (loss) before extraordinary items                                       27,226              4,605        8,273       (3,983)
Extraordinary gains (losses) on early debt extinguishments,
     net of minority interest                                                   7,925                  -         (994)           -
                                                                    ------------------   ----------------   ----------  -----------
Net income (loss)                                                             $35,151             $4,605       $7,279      ($3,983)
                                                                    ==================   ================   ==========  ===========

Basic earnings per share:
     Income before extraordinary items                                          $0.70                  -            -            -
     Extraordinary items                                                         0.21
                                                                    ------------------
     Net income                                                                 $0.91                  -            -            -
                                                                    ==================

Diluted earnings per share:
     Income before extraordinary items                                          $0.70                  -            -            -
     Extraordinary items                                                         0.20
                                                                    ------------------
     Net income                                                                 $0.90                  -            -            -
                                                                    ==================


   The accompanying notes are an integral part of these financial statements.

                           BOSTON PROPERTIES, INC. AND
                       BOSTON PROPERTIES PREDECESSOR GROUP
              CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS'
                          AND OWNERS' EQUITY (DEFICIT)
                             (dollars in thousands)

                                                              Common Stock        Additional  Earnings in    Owners'
                                                              ------------          Paid-in    excess of     Equity
                                                            Shares     Amount       Capital    Dividends    (Deficit)     Total
                                                            ------     ------       -------    ---------    ---------     -----
The Predecessor Company:
  Balance, January 1, 1995                                                                                  ($502,230)   ($502,230)
      Contributions                                                                                            44,661       44,661
      Net loss                                                                                                 (3,983)      (3,983)
      Distributions                                                                                           (45,101)     (45,101)
                                                                                                              --------     --------
  Balance, December 31, 1995                                                                                 (506,653)    (506,653)
      Contributions                                                                                            33,279       33,279
      Net income                                                                                                7,279        7,279
      Distributions and conversion of equity to                                                                     -            -
       note  payable - affiliate                                                                             (110,537)    (110,537)
                                                                                                             ---------    ---------
  Balance, December 31, 1996                                                                                 (576,632)    (576,632)
      Contributions                                                                                             9,330        9,330
      Net income for period January 1, 1997
       through June 22, 1997                                                                                    4,605        4,605
      Distributions                                                                                           (32,125)     (32,125)
                                                                                                              --------     --------
  Balance contributed at June 22, 1997                                                                       (594,822)    (594,822)
The Company:
  Reclassification adjustment                                                     ($594,822)                  594,822            -
  Sale of Common Stock net of Offering costs                 38,694       $387      838,822                         -      839,209
  Allocation of minority interest in Operating
     Partnership                                                             -      (71,669)                        -      (71,669)
  Stock issued in connection with property acquisition                       -           16                         -           16
  Net income, June 23, 1997 to December 31, 1997                             -            -     $35,151             -       35,151
  Dividends declared                                                         -            -     (32,837)            -      (32,837)
                                                                          ----     --------      ------       -------     --------
  Stockholders' Equity, December 31, 1997                    38,694       $387     $172,347      $2,314            $0     $175,048
                                                             ======       ====     ========      ======       =======     ========

The accompanying notes are an integral part of these financial statements.

                           BOSTON PROPERTIES, INC. AND
                       BOSTON PROPERTIES PREDECESSOR GROUP
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                                                                    The Company      The Predecessor Group
                                                                                 .................   .....................
                                                                                  June 23, 1997 to    January 1, 1997 to
                                                                                 December 31, 1997      June 22, 1997
                                                                                 .................   .....................
                                                                                               (in thousands)
Cash flows from operating activities:
    Net income (loss)                                                                    $35,151               $4,605
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                         21,719               17,054
    Non-cash portion of interest expense                                                     547                1,497
    Extraordinary gain on early debt extinguishments                                     (11,216)                   -
    Minority interest in Operating Partnership                                             7,659                    -
    Change in assets and liabilities:
       Tenant and other receivables                                                       (5,295)              (7,114)
       Prepaid expenses and other assets                                                 (14,330)              (1,494)
       Escrows                                                                              (874)                   -
       Accrued rental income                                                              (5,694)                (291)
       Accounts payable and accrued expenses                                               5,611                5,220
       Accrued interest payable                                                           (5,107)               2,021
       Other liabilities                                                                   5,672                3,728
                                                                                 ----------------     ----------------

          Total adjustments                                                               (1,308)              20,621
                                                                                 ----------------     ----------------

          Net cash provided by operating activities                                       33,843               25,226
                                                                                 ----------------     ----------------

Cash flows from investing activities:
    Acquisitions/additions to real estate                                               (526,890)             (27,721)
    Tenant leasing costs                                                                  (2,793)              (2,550)
    Escrows                                                                                    -                    -
    Change in accounts payable                                                                 -                    -
    Investment in joint ventures                                                            (570)              (2,573)
    Cash from contributed assets                                                          10,510                    -
                                                                                 ----------------     ----------------

          Net cash used in investing activities                                         (519,743)             (32,844)
                                                                                 ----------------     ----------------

Cash flows from financing activities:
    Net proceeds from sale of common stock                                               839,209                    -
    Owners' contributions                                                                      -                9,330
    Owners' distributions                                                                      -              (32,125)
    Borrowings on Unsecured Line of Credit                                               233,000                    -
    Proceeds from long term debt                                                         220,000                    -
    Proceeds (payments) from notes payable                                                     -                    -
    Repayments on mortgage notes                                                        (703,826)              (3,799)
    Accounts receivable - affiliates                                                           -                 (804)
    Accounts payable - affiliates                                                        (19,983)              19,983
    Dividends paid                                                                       (17,026)                   -
    Escrows                                                                               12,303                 (136)
    Costs related to debt extinguishments                                                 (8,512)                   -
    Proceeds (repayments) from notes payable - affiliate                                 (38,833)              16,716
    Payment of deferred financing and other costs                                        (12,872)                 (35)
                                                                                 ----------------     ----------------

          Net cash provided (used) by financing activities                               503,460                9,130
                                                                                 ----------------     ----------------

Net increase (decrease) in cash                                                           17,560                1,512
Cash and cash equivalents, beginning of period                                                 -                8,998
                                                                                 ----------------     ----------------
Cash and cash equivalents, end of period                                                 $17,560              $10,510
                                                                                 ================     ================

Supplemental disclosures:
    Cash paid for interest                                                               $36,783              $50,917
                                                                                 ================     ================
    Interest capitalized                                                                  $1,168               $1,111
                                                                                 ================     ================

Non-cash activities:
   Investing activities:
    Mortgage note payable assumed in connection with acquisition                        $180,000
                                                                                 ================
    Issuance of Operating Partnership Units in connection with acquisition               $28,000
                                                                                 ================
    Issuance of common stock related to acquisition                                          $16
                                                                                 ================
   Financing activities:
    Dividends declared                                                                   $22,539
                                                                                 ================
    Net liabilities assumed in connection with contribution of properties               $592,452
                                                                                 ================
    Reallocation of additional paid-in capital to minority interest in
       Operating Partnership                                                            $666,507
                                                                                 ================
    Conversion of owners' equity to notes payable - affiliate


                                                                                         The Predecessor Group
                                                                                 .....................................
                                                                                        Year ended December 31,
                                                                                 .....................................
                                                                                      1996                  1995
                                                                                 .....................................
                                                                                             (in thousands)
Cash flows from operating activities:
    Net income (loss)                                                                     $7,279              ($3,983)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                         36,199               33,828
    Non-cash portion of interest expense                                                     644                1,347
    Extraordinary gain on early debt extinguishments                                           -                    -
    Minority interest in Operating Partnership                                                 -                    -
    Change in assets and liabilities:
       Tenant and other receivables                                                        2,313               (1,049)
       Prepaid expenses and other assets                                                   2,777                 (360)
       Escrows                                                                            (1,033)                 692
       Accrued rental income                                                                 475                 (360)
       Accounts payable and accrued expenses                                              (1,673)              (2,219)
       Accrued interest payable                                                              579                1,667
       Other liabilities                                                                   3,971                 (471)
                                                                                 ----------------     ----------------

          Total adjustments                                                               44,252               33,075
                                                                                 ----------------     ----------------

          Net cash provided by operating activities                                       51,531               29,092
                                                                                 ----------------     ----------------

Cash flows from investing activities:
    Acquisitions/additions to real estate                                                (30,238)             (33,960)
    Tenant leasing costs                                                                  (4,077)              (3,191)
    Escrows                                                                                9,525                  307
    Change in accounts payable                                                             1,101                    -
    Investment in joint ventures                                                               -                    -
    Cash from contributed assets                                                               -                    -
                                                                                 ----------------     ----------------

          Net cash used in investing activities                                          (23,689)             (36,844)
                                                                                 ----------------     ----------------

Cash flows from financing activities:
    Net proceeds from sale of common stock                                                     -                    -
    Owners' contributions                                                                 33,279               44,661
    Owners' distributions                                                               (105,619)             (45,101)
    Borrowings on Unsecured Line of Credit                                                     -                    -
    Proceeds from long term debt                                                         117,269                1,200
    Proceeds (payments) from notes payable                                                11,933                  171
    Repayments on mortgage notes                                                         (93,695)             (14,641)
    Accounts receivable - affiliates                                                           -                    -
    Accounts payable - affiliates                                                              -                    -
    Dividends paid                                                                             -                    -
    Escrows                                                                               (6,250)                   -
    Costs related to debt extinguishments                                                      -                    -
    Proceeds (repayments) from notes payable - affiliate                                       -                    -
    Payment of deferred financing and other costs                                         (1,628)               1,040
                                                                                 ----------------     ----------------

          Net cash provided (used) by financing activities                               (44,711)             (12,670)
                                                                                 ----------------     ----------------

Net increase (decrease) in cash                                                          (16,869)             (20,422)
Cash and cash equivalents, beginning of period                                            25,867               46,289
                                                                                 ----------------     ----------------
Cash and cash equivalents, end of period                                                  $8,998              $25,867
                                                                                 ================     ================

Supplemental disclosures:
    Cash paid for interest                                                              $107,700             $108,618
                                                                                 ================     ================
    Interest capitalized                                                                    $366               $1,543
                                                                                 ================     ================

Non-cash activities:
   Investing activities:
    Mortgage note payable assumed in connection with acquisition
    Issuance of Operating Partnership Units in connection with acquisition
    Issuance of common stock related to acquisition
   Financing activities:
    Dividends declared
    Net liabilities assumed in connection with contribution of properties
    Reallocation of additional paid-in capital to minority interest in
       Operating Partnership
    Conversion of owners' equity to notes payable - affiliate                             $4,918
                                                                                 ================


  The accompanying notes are an integral part of these financial statements.

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)

1.  Organization and Basis of Presentation

       Organization
       Boston Properties, Inc. (the "Company") was formed under the laws of the State of Delaware on June 23, 1997, to be a self-administered and self-managed real estate investment trust ("REIT"). The Company is the sole general partner of Boston Properties Limited Partnership (the "Operating Partnership") and at December 31, 1997, owned an approximately 69.53% limited and general partnership interest in the Operating Partnership.

       The Company has been formed to succeed to substantially all of the interests of Boston Properties Inc. and its affiliates (the "Predecessor") in
(i) a portfolio of office, industrial and hotel properties and (ii) the national acquisition, property management, leasing, development and construction businesses of the Predecessor and its affiliates. The acquisition, property management, leasing, development and construction businesses are being carried out by the Operating Partnership and the Company's majority-owned affiliate, Boston Properties Management, Inc. (the "Development and Management Company").

       On June 23, 1997, the Company commenced operations after completing an initial public offering (the "Initial Offering") of 31,400,000 shares of common stock. The Company issued an additional 4,710,000 shares of common stock pursuant to the exercise of the underwriters' over-allotment option. The combined 36,110,000 shares of common stock were issued at a price of $25.00 per share, generating gross proceeds of $902.8 million. The proceeds to the Company, net of underwriters' discount and offering costs were approximately $839.2 million. Upon completion of the Initial Offering, the Company contributed substantially all of the net proceeds of the Initial Offering in exchange for an approximately 70.66% interest in the Operating Partnership.

       Upon completion of the Initial Offering, the Operating Partnership entered into participating leases with ZL Hotel LLC, an affiliate. Accordingly, in order to maintain its qualification as a REIT, the participating leases provide the Company with revenue which qualifies as rental income under the REIT requirements. Marriott International, Inc. manages the Company's two hotel properties under the Marriott/(R)/ name.

       Properties
       At December 31, 1997, the Company owned 82 commercial real estate properties, consisting of 69 office properties containing approximately 10.9 million (including five office properties under development containing approximately 1.1 million square feet), nine industrial properties containing approximately 926,100 net rentable square feet, three hotel properties with 1,054 rooms totaling approximately 938,000 square feet (including one hotel currently under development which will contain 221 rooms and approximately 187,000 square feet), and one

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)

garage property containing 1,170 spaces and approximately 332,000 square feet. In addition, the Company owns six parcels of land totaling 39.0 acres (which will support approximately 629,000 square feet of development) and structured parking for 4,735 vehicles containing approximately 1,614,000 square feet.

       Basis of Presentation
       The accompanying combined financial statements comprise interests in properties and the third party commercial real estate development, project management and property management business of the Predecessor at December 31, 1996. The accounts are presented on a combined basis because of the affiliates, general partners and common management which control the business operations of each entity.

       The business combination was structured as an exchange of properties or partnership interests by the Predecessor for limited partnership interests in the Operating Partnership, which holds the operating assets of the Company. The Operating Partnership holds all of the assets of the Predecessor entities as a result of the business combination. Due to the affiliation of the Predecessor, the business combination was accounted for as a reorganization of entities under common control which is similar to the accounting used for a pooling of interests.

       The Company's accompanying consolidated financial statements include the consolidated financial position of the Operating Partnership, its subsidiaries, and interests in properties of which the Company had control as of December 31, 1997, and its consolidated results of operations and cash flows for the period from June 23, 1997 to December 31, 1997.

       All significant intercompany transactions have been eliminated in the combined and consolidated financial statements.

2.  Summary of Significant Accounting Policies

Real Estate

       Real estate is stated at depreciated cost. In accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," impairment losses are recorded on long-lived assets used in operation, when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amount of those assets. The Company periodically reviews its properties to determine if its carrying costs will be recovered from future operating cash flows. Upon determination that an impairment has occurred, those assets shall be reduced to fair value. No such impairment losses

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)

have been recognized to date.

       The cost of buildings and improvements includes the purchase price of property, legal fees and acquisition costs. The cost of buildings under development includes the capitalization of interest, property taxes and other costs incurred during the period of development.

       Depreciation is computed on the straight-line basis over the estimated useful lives of the assets as follows:

          Land improvements                   25 to 40 years
          Building costs                      10 to 40 years
          Tenant improvements                 Terms of related lease
          Furniture, fixtures, and equipment  5 to 7 years

       Depreciation expense for corporate furniture, fixtures, and equipment and corporate occupied real property was $548, $556 and $588 for the years ended December 31, 1997, 1996 and 1995, respectively.

       Expenditures for repairs and maintenance are charged to operations as incurred. Significant betterments are capitalized.

       When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.

Cash and cash equivalents

       Cash and cash equivalents consist of cash on hand and investments with maturities of three months or less from the date of purchase. The majority of the Company's cash and cash equivalents are held at major commercial banks. The Company has not experienced any losses to date on its invested cash.

Escrows

       Escrows include amounts established pursuant to various agreements for security deposits, property taxes, insurance and other costs.

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


Revenue Recognition

       Base rental revenue is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenues by $5,985, decreased revenues by $475, and increased revenues by $360 for the years ended December 31, 1997, 1996 and 1995, respectively. Property operating cost reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs are recognized in the period the expenses are incurred.

       Accrued rental income represents rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements, net of an allowance for doubtful accounts.

       Fees received for lease terminations are deferred and amortized to income using the straight-line method over the remaining original lease term until the space is subsequently leased.

       Development fees are recognized ratably over the period of development. Management fees are recognized as revenue as they are earned.

Deferred Charges

       Deferred charges include leasing costs and financing fees. Fees and costs incurred in the successful negotiation of leases, including brokerage, legal and other costs have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Fees and costs incurred to obtain long-term financing have been deferred and are being amortized over the terms of the respective loans on a basis which approximates the effective interest method.

Offering Costs

       Underwriting commissions and offering costs incurred in connection with the Initial Offering have been reflected as a reduction of additional paid-in capital.

Income Taxes

       The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1997. As a result, the Company generally will not be subject to federal corporate income tax on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)

it currently distribute at least 95% of its annual taxable income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

       The net difference between the tax basis and the reported amounts of the Company's assets and liabilities is approximately $149,000.

       The Predecessor was not a legal entity subject to income taxes. No federal or state income taxes were applicable to the entities that managed and owned the properties; accordingly, no provision has been made for federal income taxes in the accompanying combined financial statements.

       Certain entities included in the Company's consolidated financial statements and the Predecessor's combined financial statements are subject to District of Columbia franchise taxes. Franchise taxes are recorded as rental operating expenses in the accompanying combined financial statements.

Investment in Joint Ventures

       The investment in joint ventures represents (i) a 25% interest in an entity which owns two office buildings in Reston, VA and (ii) a 25% interest in an entity which owns one office building in Reston, VA. The Company also serves as development manager for both joint ventures. These investments are accounted for under the equity method.

Interest Expense

       Interest expense on fixed rate debt with periodic rate increases is computed using the effective interest method over the terms of the respective loans.

Minority Interests

       Minority interest in the Operating Partnership represents the limited partners' proportionate share of the equity in the Operating Partnership. Income is allocated to minority interest based on the weighted-average percentage ownership through the year.

       Minority interest in property partnerships represents the limited partners' proportionate share of the equity in partnerships, of which the Company a 35.7% controlling general partnership interest in eleven properties located in South San Francisco, CA. The Operating Partnership has a majority ownership interest and the equity accounts described above are consolidated into the Operating Partnership.

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)

Concentrations of Credit Risk

       Management of the Company performs ongoing credit evaluations of the tenants and may require tenants to provide some form of credit support such as corporate guarantees. Although the Company's properties are geographically diverse and the tenants operate in a variety of industries, to the extent the Company has a significant concentration of rental revenues from any single tenant, the inability of that tenant to make its lease payments could have an adverse effect on the Company. As of December 31, 1997, the Company's largest tenant (The U.S. Government General Services Administration which has six leases in six different buildings) accounted for approximately 13.3% of the Company's total rental income.

Use of Estimates in the Preparation of Financial Statements

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

       The carrying values of cash and cash equivalents, escrows, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments. Mortgage notes payable have aggregate carrying values which approximate their estimated fair values based upon the remaining maturities for certain debt and interest rates for debt with similar terms and remaining maturities. The fair value of these financial instruments were not materially different from their carrying or contract values.

Partners' Capital Contributions, Distributions and Profits and Losses

       Partners' capital contributions, distributions and profits and losses are allocated in accordance with the terms of individual partnership agreements.

Dividends

       Earnings and profits, which will determine the taxability of dividends to shareholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes primarily in the estimated useful lives used to compute depreciation. Dividends declared in 1997 represent approximately 59% ordinary income for federal income tax purposes for the period from June 23, 1997 to December 31, 1997.

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)

Earnings Per Share

       During 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") which provides standards for calculating earnings per share ("EPS"). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options.

Stock-Based Compensation

       During 1997, the Company adopted Statement of Financial Accounting Standard No. 123 ("SFAS 123") which provides companies an alternative to accounting for stock-based compensation as prescribed under Accounting Principles Board Opinion No. 25 ("APB 25"). SFAS 123 encourages, but does not require companies to recognize expense for stock-based awards based on their fair value at date of grant. SFAS 123 allows companies to follow existing accounting rules (intrinsic value method under APB 25) provided that pro-forma disclosures are made of what net income and earnings per share would have been had the new fair value method been used. The Company has elected to adopt the disclosure requirements of SFAS 123, but will continue to account for stock-based compensation under APB 25.

3.     Real Estate

      Real estate consisted of the following at December 31,:

                                                      1997             1996
                                                      ----             ----
               Land                               $  403,022      $  169,424
               Building and improvements           1,223,892         702,720
               Tenant improvements                   118,374         107,808
               Furniture and fixtures                 33,638          34,034
               Development in progress                17,574          21,585
                                                  ----------      ----------
                Total                              1,796,500       1,035,571
               Less: Accumulated depreciation       (294,218)       (263,911)
                                                  ----------      ----------
                                                  $1,502,282      $  771,660
                                                  ==========      ==========

4.     Deferred Charges

       Deferred charges consisted of the following at December 31, :

                                                     1997           1996
                                                     ----           ----
               Leasing costs                      $   46,769     $   48,167
               Financing costs                        29,271         29,182
                                                  ----------     ----------
                                                      76,040         77,349
                Less: Accumulated amortization       (40,555)       (52,627)
                                                  ----------     ----------
                                                  $   35,485     $   24,722
                                                  ==========     ==========

                BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS, continued
                 (dollars in thousands, except per share data)

5.   Mortgage Notes Payable

     Mortgage notes payable comprise 14 and 44 loans at December 31, 1997 and 1996, respectively, each collateralized by a building and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through December 10, 2008. Interest rates on fixed rate mortgage notes payable aggregating approximately $1,082,000 and $1,013,000 at December 31, 1997 and 1996, respectively, range from 6.70% to 8.59% (averaging 7.55% and 8.18% at December 31, 1997 and 1996, respectively). Interest expense on variable rate mortgage notes payable was approximately $11,600 and $385,985 at December 31, 1997 and 1996, respectively, with rates ranging from 1.0% above the London Interbank Offered Rate ("LIBOR") (5.9% and 5.6% at December 31, 1997 and 1996, respectively) to 1.5% above the LIBOR rate.

     The interest rates related to the mortgage notes payable for two properties aggregating approximately $198,781 at December 31, 1997 and for three properties aggregating $610,782 at December 31, 1996 are subject to periodic scheduled rate increases. Interest expense for these mortgage notes payable is computed using the effective interest method. Additionally, a mortgage note payable in the amount of $185,618 for one property has been accounted for at fair value at December 31, 1997. The impact of using these methods increased interest expense $547, $1,347 and $3,131 for the years ended December 31, 1997, 1996 and 1995 respectively. The cumulative liability related to these adjustments is $6,430 and $21,013 at December 31, 1997 and 1996, respectively, and is included in mortgage notes payable.

     Combined aggregate principal payments of mortgage notes payable at December 31, 1997 are as follows:

     1998                $  8,995
     1999                   4,559
     2000                  48,853
     2001                 131,169
     2002                 389,474

     Certain mortgage indebtedness aggregating approximately $707.1 million was repaid in conjunction with the Initial Offering. These repayments, along with the payment of certain related prepayment penalties, the write-off of the related previously capitalized deferred financing costs and the extinguishment of the excess of the mortgage note payable balance over the principal payment necessitated by this increasing rate loan being accounted for using the effective interest method, generated a gain of approximately $7.9 million (net of minority interest share of approximately $3.3 million), which has been reflected as an extraordinary gain in the financial statements.

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS, continued
                 (dollars in thousands, except per share data)

6.   Unsecured Line of Credit

     On June 23, 1997 the Company entered into an agreement for a three year, $300,000 unsecured revolving credit facility (the "Unsecured Line of Credit") maturing in June 2000. Outstanding balances under the Unsecured Line of Credit bear interest at a floating rate based on an increase over LIBOR equal to
(i) 125 basis points during the period from November 21, 1997 through January 31, 1998, (ii) 140 basis points during the period from February 1, 1998 through April 30, 1998, and (iii) after April 30, 1998, from 90 to 110 basis points, depending upon the Company's applicable leverage ratio, or the lender's prime rate. The Unsecured Line of Credit requires monthly payments of interest only.

     The outstanding balance of the Unsecured Line of Credit at December 31, 1997 was $233,000. The weighted average balance outstanding during the period from June 23, 1997 through December 31, 1997 was approximately $117,000. The weighted average interest rate on amounts outstanding during the period from June 23, 1997 through December 31, 1997 was approximately 6.82%. The applicable interest rate under the Unsecured Line of Credit at December 31, 1997 was 7.13%.

     The Company's ability to borrow under the Unsecured Line of Credit is subject to the Company's ongoing compliance with a number of financial and other covenants, including, but not limited to, maintaining a certain ratio of secured indebtedness to total asset value, as defined.

7.   Leasing Activity

     The properties are leased to tenants under net operating leases with initial term expiration dates ranging from 1998 to 2014. The future minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of December 31, 1997, under non-cancelable operating leases, which expire on various dates through 2014, are as follows:

     Years ending December 31,


     1998         $ 280,724
     1999           273,534
     2000           254,657
     2001           235,602
     2002           205,299
     Thereafter     947,775

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS, continued
                 (dollars in thousands, except per share data)

     The geographic concentration of the future minimum lease payments to be received is detailed as follows:

     Location
     --------

     Greater Boston, MA               $235,263
     Greater Washington D.C.           936,982
     Baltimore, MD                      99,070
     Midtown Manhattan, NY             920,804
     Greater San Francisco, CA           5,090
     Bucks County, PA                      382

     One tenant represented 13.3% of the Company's total rental income for the year ended December 31, 1997.

8.   Related Party Transactions

     Rental income of $10,655, $10,455 and $10,522 has been received from an affiliate for the years ended December 31, 1997, 1996 and 1995, respectively.

     Development fees of $985, $25 and $125 have been received from affiliates for the years ended December 31, 1997, 1996 and 1995, respectively.

     Management fees and other income of $363, $419 and $554 have been received from affiliates for the years ended December 31, 1997, 1996 and 1995, respectively.

     Notes payable - affiliates consisted of amounts funded by affiliates for office buildings which were under renovation or construction. The notes bore interest at the prime rate plus 1% and were due on demand.

9.   Employee Benefit Plan

     Effective January 1, 1985, the Predecessor adopted a 401(k) Savings Plan (the "Plan") for its employees. Under the Plan, as amended, employees as defined, are eligible to participate in the Plan after they have completed three months of service. In addition, participants may elect to make an after-tax contribution of up to 10% of their wages. Upon formation, the Company adopted the Plan and the terms of the Plan.

     The Plan provides that matching employer contributions are to be determined at the discretion of the Company. The Company matches 200% of the first 2% of pay (utilizing pay that is not in excess of $100). The cost to the Company and the Predecessor of this matching contribution for the years ended December 31, 1997, 1996 and 1995 was $403, $359 and $319, respectively.

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS, continued
                 (dollars in thousands, except per share data)

     Participants are immediately vested in their pre-tax and after-tax contributions. Participants vest in the Company's and the Predecessor's matching contributions and earnings thereon over a seven year period.

10.  Stock Option and Incentive Plan

     The Company has established a stock option and incentive plan for the purpose of attracting and retaining qualified executives and rewarding them for superior performance in achieving the Company's business goals and enhancing stockholder value. In conjunction with the Initial Offering, the Company granted options with respect to 2,290,000 common shares to directors, officers and employees. All of such options were issued at an exercise price of $25.00 per share. The term of each of such option is 10 years from the date of grant. In general, one-third of each of the options granted to officers and the chairman of the board (the "Chairman") are exercisable on each of the third, fourth and fifth anniversary of the date of grant, respectively.

     One-third of the options granted to employees who are not officers will be exercisable on each of the first, second and third anniversary of the date of grant, respectively. Other than the options granted to the Chairman, one-half of the options granted to non-employee directors will be exercisable on each of the first and second anniversary of the date of grant, respectively.

     The Company sponsors a share-based incentive compensation plan as described above. The Company applies APB Opinion No. 25 ("APB 25") and related Interpretations in accounting for its plan. SFAS 123 was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to that of the Company. Adoption of SFAS 123 is optional; however, pro forma disclosure as if the Company adopted the cost recognition requirements under SFAS 123 in 1997 are presented below. The Company's compensation expense under APB 25 was $0.

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS, continued
                 (dollars in thousands, except per share data)

     A summary of the status of the Company's stock options as of December 31, 1997 and changes during the year ended December 31, 1997 are presented below:

                                                              Weighted Average
                                                 Shares        Exercise Price
                                                 ------        --------------

         Outstanding at beginning of year               -                -

         Granted                                2,290,000           $25.00

         Exercised                                      -                -

         Canceled                                   5,900                -
                                               ----------

         Outstanding at end of year             2,284,100            25.00
                                               ==========

         Options exercisable at year end                -
                                               ==========

         Weighted average fair value of
            options granted during the year         $3.81
                                               ==========

     The fair value of each share option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997: dividend yield of 6.20%; risk-free interest rates for each grant of 6.26%; options with expected lives of 6 years; and volatility of 20% for all grants.

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                    Options Outstanding                         Options Exercisable
                                    -------------------                         -------------------

                                         Weighted
                       Number             Average          Weighted           Number           Weighted
     Range of       Outstanding at       Remaining         Average        Exercisable at       Average
 Exercise Prices      12/31/97       Contractual Life   Exercise Price       12/31/97       Exercise Price
 ---------------      --------       ----------------   --------------       --------       --------------

     $25.00           2,284,100            9.47             $25.00               -                 -

     The compensation cost under SFAS 123 for the stock performance-based plan would have been $999 in 1997. Had compensation cost for the Company's 1997 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income, and net income per common share for 1997 would approximate the pro forma amounts below:

                                        As Reported        Pro Forma
                                        -----------        ---------
     Net income                           $ 35,151          $ 34,152
     Net income per common share          $    .91          $    .88

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to future anticipated awards.

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS, continued
                 (dollars in thousands, except per share data)

11.  Minority Interest in Operating Partnership

     Minority interest in the Operating Partnership relates to the portion which is not owned by the Company and, at December 31, 1997 amounted to 30.47%. The weighted-average minority interest in the Operating Partnership for the period from June 23, 1997 to December 31, 1997 was approximately 29.58%.

     In conjunction with the formation of the Company, persons contributing interests in properties to the Operating Partnership elected to receive either common stock or interest in the Operating Partnership ("Units"). Each Unit may be redeemed for either one share of common stock, or, at the option of the Company, cash equal to the fair market value of a share of common stock at the time of redemption. When a Unit holder redeems a Unit for a share of common stock or cash, minority interest is decreased and the Company's investment in the Operating Partnership is increased. At December 31, 1997, 16,957,328 OP Units were outstanding.

12.  Commitments and Contingencies

Legal Matters

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Environmental Matters

     Some of the Properties are located in urban and industrial areas where fill or current or historical industrial uses of the areas have caused site contamination. With respect to all of the Properties, independent environmental consultants have been retained in the past to conduct or update Phase I environmental assessments (which generally do not involve invasive techniques such as soil or ground water sampling) and asbestos surveys on all of the Properties. These environmental assessments have not revealed any environmental conditions that the Company believes will have a material adverse effect on its business, assets or results of operations, and the Company is not aware of any other environmental condition with respect to any of the Properties which the Company believes would have such a material adverse effect.

     With respect to the property located at 17 Hartwell Avenue in Lexington, Massachusetts, the Company received a Notice of Potential Responsibility ("NOR") from the state regulatory authority on January 9, 1997, related to groundwater contamination. In addition, the Company received a Notice of Downgradient Property Status Submittal from each of two third parties concerning alleged contamination at two downgradient properties. 17 Hartwell Avenue is a 30,000 square foot office building occupied by Kendall Company, a division of Tyco International, which has been the tenant of the entire building for 20 years. The tenant received a similar NOR and responded to the state regulatory authority that it would conduct an

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS, continued
                 (dollars in thousands, except per share data)

investigation. That investigation is underway and has identified the presence of hazardous substances in a catch basin along the property line. It is expected that the tenant will take any necessary response actions. The lease with the tenant contains a provision pursuant to which the tenant indemnifies the Company against such liability. The Company has notified the state regulatory authority that it will cooperate with and monitor the tenant's investigation.

     On January 15, 1992, the property located at 91 Hartwell Avenue in Lexington, Massachusetts was listed by the state regulatory authority as an unclassified Confirmed Disposal Site in connection with groundwater contamination. 91 Hartwell Avenue is a 122,328 square foot office building occupied by five tenants. The Company has engaged a specially licensed environmental consultant to perform the necessary investigation and assessment and to prepare submittals to the state regulatory authority. On August 1, 1997, such consultant submitted to the state regulatory authority a Phase I - Limited Site Investigation Report and Downgradient Property Status Opinion. This Opinion concluded that the property qualifies for Downgradient Property Status under the state regulatory program. Downgradient Property Status eliminates certain deadlines for conducting response actions at a site. Although the Company believes that the current or former owners of the upgradient source properties may ultimately be responsible for some or all of the costs of such response actions, the Company will take any necessary further response actions.

     The Company expects that any resolution of the environmental matters relating to 17 Hartwell Avenue and 91 Hartwell Avenue will not have a material impact on the financial position, results of operations or liquidity of the Company.

     The Company is in the process of having asbestos-containing material that is delaminating from a floor deck above a ceiling removed from an area of approximately 5,500 square feet at 280 Park Avenue. The Company expects that all removal and related renovation costs (a portion of which may be reimbursable by the tenant), will not exceed $800. This cost will be capitalized into the carrying value of the building as incurred.

Development

     The Company has entered into contracts for the construction and renovation of properties currently under development. Commitments under these arrangements totaled approximately $106,100 at December 31, 1997.

Management Contracts

     The two in-service hotel properties are leased to an affiliate and managed pursuant to contracts which expire in 2012 with Marriott International, a national hotel management company. These agreements include base and incentive fee provisions. The fees under these agreements aggregated $6,996, $6,246 and $5,540 for the years ended December 31, 1997, 1996, and 1995 respectively.

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS, continued
                 (dollars in thousands, except per share data)

Sale of Property

     The Operating Partnership Agreement provides that, until June 23, 2007, the Operating Partnership may not sell or otherwise transfer four designated properties in a taxable transaction without the prior written consent of the Chairman and CEO. In connection with the acquisition or contribution of five other Properties, the Company entered into similar agreements for the benefit of the selling or contributing parties which specifically state the Company will not sell or otherwise transfer the Properties in a taxable transaction until a period ranging from June 2002 to November 2007. The Operating Partnership is not required to obtain the consent from a party protected thereby if such party does not continue to hold at least a specified percentage of such party's original Units.

     The Operating Partnership has also entered into agreements providing the Chairman, CEO and others with the right to guarantee additional and/or substitute indebtedness of the Company in the event that certain other indebtedness is repaid or reduced.

13.  Earnings Per Share

     Consolidated earnings per share is computed as follows:

                                                   For the period from June 23, 1997 to
                                                   December 31, 1997

                                                     Income         Shares        Per Share
                                                   (Numerator)   (Denominator)      Amount
                                                   -----------   -------------      ------

Basic Earnings Per Share:
    Income available to common shareholders            $35,151          38,694       $ .91

Effect of Dilutive Securities:
    Stock Options                                                          414        (.01)
                                                 -----------------------------------------
Diluted Earnings Per Share:
    Income available to common shareholders            $35,151          39,108       $ .90
                                                 =========================================

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS, continued
                 (dollars in thousands, except per share data)

14.  Selected Interim Financial Information (unaudited)

                                             -------------------------1997-------------------------

                                              June 23, 1997       Quarter ended      Quarter ended
                                             through June 30,         September           December
                                                  1997                 30, 1997           31, 1997
                                                  ----                 --------           --------

Revenues                                         $5,363                 $62,989           $77,291

Income before minority interest in
   Operating Partnership                          1,520                  19,502            17,641

Income before extraordinary item                  1,074                  13,780            12,372

Per share income before extraordinary item          .03                     .36               .32

Net income                                        9,057                  13,722            12,372

Basic earnings per share                            .23                     .36               .32

15.  Pro Forma Financial Information (unaudited)

     The following Pro Forma Condensed Statements of Income for the years ended December 31, 1997 and 1996 are presented as if the Initial Offering and related formation transactions and the property acquisitions had occurred at January 1, 1996. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1996, or to project results for any future period.

Pro Forma Condensed Statements of Income

                                                            (Unaudited)
                                                      Years ended December 31,
                                                      1997                1996
                                                      ----                -----

Revenues                                            $320,068            $304,458

Expenses                                            $246,220            $252,130

Net income before extraordinary item                $ 55,550            $ 39,535

Basic earnings per share (before extra-
    ordinary item)                                  $   1.44            $   1.02

Diluted earnings per share (before
 extraordinary item)                                $   1.42            $   1.01

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS, continued
                 (dollars in thousands, except per share data)

16. Subsequent Events

     On January 22, 1998, the Company acquired Riverfront Plaza for approximately $174,400 (including closing costs). Riverfront Plaza, a 899,720 square foot, Class A office building, is located in Richmond, Virginia. The acquisition was funded through a draw-down from the Unsecured Line of Credit of $52,600, and mortgage financing of $121,800.

     On January 30, 1998, the Company completed a public offering (the "Offering") of 23,000,000 shares of the Company's Common Stock (including 3,000,000 shares issued pursuant to the exercise of the underwriters' overallotment options) at $35.125 per share resulting in net proceeds to the Company of approximately $766,500.

     On January 30, 1998, the Company paid down the outstanding balance of $300,000 on the Unsecured Line of Credit with proceeds from the Offering.

     On February 2, 1998, the Company acquired the Mulligan/Griffin Portfolio for approximately $257,900 (including closing costs). The Portfolio consists of nine properties (five Class A office buildings and four R&D properties) aggregating approximately 1.3 million square feet and six parcels of land aggregating approximately 30.7 acres in Montgomery County, MD and Fairfax County, VA. The acquisition was funded through the payment of approximately $88,500 in cash, the assumption of the fair value of mortgage debt of approximately $118,300, the assumption of other liabilities of approximately $1,100, and the issuance of Units valued at approximately $50,000.

                            BOSTON PROPERTIES INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1997
                            (dollars in thousands)


                                                                                            Costs
                                                                                            Capitalized
                                                                                            Subsequent    Land          Building
                                                        Encumbran-                          to            and           and
Property Name              Type       Location          ces            Land      Building   Acquisition   Improvements  Improvements
-------------              ----       --------          ----------   --------    --------   -----------   ------------   -----------
599 Lexington Avenue      Office      New York, NY         225,000     81,040     100,507        73,294        81,040       173,801

280 Park Avenue           Office      New York, NY         220,000    125,288     201,115            50       125,288       201,165

875 Third Avenue          Office      New York, NY         185,618     74,880     139,151            50        74,880       139,201

One Cambridge Center      Office      Cambridge, MA              -        134      25,110         3,142           134        28,252

Three Cambridge Center    Office      Cambridge, MA              -        174      12,200           631           174        12,831

Ten Cambridge Center      Office      Cambridge, MA         40,000      1,299      12,943         4,427         1,867        16,802

170 Tracer Lane           Office      Waltham, MA                -        398       4,601         1,289           418         5,870

195 West Street           Office      Waltham, MA                -        758       5,150         2,977         1,611         7,274

Waltham Office Center     Office      Waltham, MA                -        422       2,719         2,484           425         5,200

191 Spring Street         Office      Lexington, MA         23,697      4,213      27,166        17,726         4,213        44,892

Lexington Office Park     Office      Lexington, MA              -        998       1,426        10,119         1,072        11,471

10&20 Burlington Mall     Office      Burlington, MA        16,613        930       6,928         8,333           939        15,252

Newport Office Park       Office      Quincy, MA             6,754      3,500      18,208             -         3,500        18,208

100 East Pratt Street     Office      Baltimore, MD              -     27,562     109,662            50        27,562       109,712

Democracy Center          Office      Bethesda, MD               -     12,550      50,015        19,234        13,695        68,104

Montvale Center           Office      Gaithersburg, MD       7,905      1,574       9,786         3,988         2,399        12,949
                                                             -----      -----       -----         -----         -----        ------

     Subtotal                                             $725,587   $335,720    $726,687      $147,794      $339,217      $870,984
                                                          --------   --------    --------      --------      --------      --------


                                                            Development
                                                            and
                                                            Construction             Accumulated     Year              Depreciable
Property Name             Type       Location               in Process      Total    Depreciation    Built/Renovated   Lives (Years)
-------------             ----       --------               ----------     -------   ------------    ---------------   ------------
599 Lexington Avenue     Office      New York, NY                -         254,841     (64,200)       1986              (1)

280 Park Avenue          Office      New York, NY                -         326,453      (1,644)       1968/95-96        (1)

875 Third Avenue         Office      New York, NY                -         214,081        (280)       1982              (1)

One Cambridge Center     Office      Cambridge, MA               -          28,386      (8,967)       1987              (1)

Three Cambridge Center   Office      Cambridge, MA               -          13,005      (3,502)       1987              (1)

Ten Cambridge Center     Office      Cambridge, MA               -          18,669      (5,603)       1990              (1)

170 Tracer Lane          Office      Waltham, MA                 -           6,288      (2,464)       1980              (1)

195 West Street          Office      Waltham, MA                 -           8,885      (1,485)       1990              (1)

Waltham Office Center    Office      Waltham, MA                 -           5,625      (2,819)       1968-70/87-88     (1)

191 Spring Street        Office      Lexington, MA               -          49,105     (10,359)       1971/95           (1)

Lexington Office Park    Office      Lexington, MA               -          12,543      (4,018)       1982              (1)

10&20 Burlington Mall    Office      Burlington, MA              -          16,191      (5,012)       1984-89/95-96     (1)

Newport Office Park      Office      Quincy, MA                  -          21,708        (227)       1988              (1)

100 East Pratt Street    Office      Baltimore, MD               -         137,274        (689)       1975/91           (1)

Democracy Center         Office      Bethesda, MD                -          81,799     (20,530)       1985-88/94-96     (1)

Montvale Center          Office      Gaithersburg, MD            -          15,348      (3,892)       1987              (1)
                                                                 -          ------     -------

     Subtotal                                                    -      $1,210,201   $(135,691)
                                                                 -      ----------   ---------

                             BOSTON PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997
                             (dollars in thousands)


                                                                                                      Costs
                                                                                                      Capitalized
                                                                                                      Subsequent       Land
                                                                                                      to               and
Property Name              Type       Location        Encumbrances       Land         Building        Acquisition      Improvements
-------------              ----       --------        ------------     --------       --------        -----------      ------------
Subtotal from previous                                  $725,587       $335,720       $726,687         $147,794         $339,217
                                                        --------       --------       --------         --------         --------
Two Independence Square   Office      Washington DC      121,822         14,053         59,883            8,951           15,039
One Independence Square   Office      Washington DC       77,743          9,356         33,701           17,315            9,634
Capital Gallery           Office      Washington DC       60,029          4,725         29,560           11,916            4,725
2300 N Street             Office      Washington DC       66,000         16,509         22,415           12,756           16,509
US International Trade
   Commission Building    Office      Washington DC            -            109         22,420            9,870            1,569
Bedford Business Park     Office      Bedford, MA          4,617            100            631            2,525              100
201/181 Spring Street     Office      Lexington, MA            -              -          3,637           12,363                -
32 Hartwell Avenue        Office      Lexington, MA            -            168          1,943            2,725              168
91 Hartwell Avenue        Office      Lexington, MA       11,322            784          6,464            2,385              784
33 Hayden Avenue          Office      Lexington, MA            -            266          3,234               12              266
92 Hayden Avenue          Office      Lexington, MA        9,065            230          3,145              396              230
100 Hayden Avenue         Office      Lexington, MA            -            364          3,603              390              364
Eleven Cambridge Center   Office      Cambridge, MA            -            121          5,535              434              121
204 Second Avenue         Office      Waltham, MA              -             37          2,402              723               37
R&D Building
Sugarland Building One    Office      Herndon, VA              -            735          2,739            1,606              735
Sugarland Building Two    Office      Herndon, VA              -            834          3,216            1,883              834
Bedford Business Park     Office      Bedford, MA         18,468            402          2,772            9,853              402
17 Hartwell Avenue        Office      Lexington, MA            -             26            150              558               26
Fourteen Cambridge        Office      Cambridge, MA            -            110          4,483              569              110
                                                               -            ---          -----              ---              ---

     Subtotal                                         $1,094,653       $384,649       $938,620         $245,024         $390,870
                                                      ----------       --------       --------         --------         --------

                                                                              Development
                                                         Building             and
                                                         and                  Construction
Property Name              Type       Location           Improvements         in Process          Total
-------------              ----       --------           ------------         ----------        ----------
Subtotal from previous                                    $870,984                    -         $1,210,201
                                                          --------                    -         ----------
Two Independence Square   Office      Washington DC         67,848                    -             82,887
One Independence Square   Office      Washington DC         50,738                    -             60,372
Capital Gallery           Office      Washington DC         41,476                    -             46,201
2300 N Street             Office      Washington DC         35,171                    -             51,680
US International Trade
   Commission Building    Office      Washington DC         30,830                    -             32,399
Bedford Business Park     Office      Bedford, MA            3,156                    -              3,256
201/181 Spring Street     Office      Lexington, MA         11,511                4,489             16,000
32 Hartwell Avenue        Office      Lexington, MA          4,668                    -              4,836
91 Hartwell Avenue        Office      Lexington, MA          8,849                    -              9,633
33 Hayden Avenue          Office      Lexington, MA          3,246                    -              3,512
92 Hayden Avenue          Office      Lexington, MA          3,541                    -              3,771
100 Hayden Avenue         Office      Lexington, MA          3,993                    -              4,357
Eleven Cambridge Center   Office      Cambridge, MA          5,969                    -              6,090
204 Second Avenue         Office      Waltham, MA            3,125                    -              3,162
R&D Building
Sugarland Building One    Office      Herndon, VA            4,345                    -              5,080
Sugarland Building Two    Office      Herndon, VA            5,099                    -              5,933
Bedford Business Park     Office      Bedford, MA           12,625                    -             13,027
17 Hartwell Avenue        Office      Lexington, MA            708                    -                734
Fourteen Cambridge        Office      Cambridge, MA          5,052                    -              5,162
                                                             -----               ------              -----

     Subtotal                                           $1,172,934               $4,489         $1,568,293
                                                        ----------               ------         ----------

                                                                                                        Depre-
                                                                                                        ciable
                                                               Accumulated        Year                  Lives
Property Name              Type       Location                 Depreciation       Built/Renovated      (Years)
-------------              ----       --------                 ------------       ---------------      -------
Subtotal from previous                                         $(135,691)
                                                               ----------
Two Independence Square   Office      Washington DC              (11,111)         1992                   (1)
One Independence Square   Office      Washington DC              (11,392)         1991                   (1)
Capital Gallery           Office      Washington DC              (15,699)         1981                   (1)
2300 N Street             Office      Washington DC               (9,942)         1986                   (1)
US International Trade
   Commission Building    Office      Washington DC              (12,007)         1987                   (1)
Bedford Business Park     Office      Bedford, MA                 (1,297)         1980                   (1)
201/181 Spring Street     Office      Lexington, MA                  (48)         1997                   (1)
32 Hartwell Avenue        Office      Lexington, MA               (2,545)         1968-79/1987           (1)
91 Hartwell Avenue        Office      Lexington, MA               (2,541)         1985                   (1)
33 Hayden Avenue          Office      Lexington, MA               (1,450)         1979                   (1)
92 Hayden Avenue          Office      Lexington, MA               (1,262)         1968/1984              (1)
100 Hayden Avenue         Office      Lexington, MA               (1,424)         1985                   (1)
Eleven Cambridge Center   Office      Cambridge, MA               (2,203)         1984                   (1)
204 Second Avenue         Office      Waltham, MA                 (1,418)         1981/1993              (1)
R&D Building
Sugarland Building One    Office      Herndon, VA                    (88)         1987                   (1)
Sugarland Building Two    Office      Herndon, VA                   (104)         1986/97                (1)
Bedford Business Park     Office      Bedford, MA                 (5,187)         1962-78/96             (1)
17 Hartwell Avenue        Office      Lexington, MA                 (409)         1968                   (1)
Fourteen Cambridge        Office      Cambridge, MA               (1,688)         1983                   (1)
                                                                  -------

     Subtotal                                                  $(217,506)
                                                               ----------

                             BOSTON PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997
                             (dollars in thousands)


                                                                                                 Costs
                                                                                                 Capitalized      Land
                                                                                                 Subsequent       and
Property Name                Type       Location          Encumbrances    Land        Building   to Acquisition   Improvements
-------------                ----       --------          ------------    -----       --------   --------------   ------------
Subtotal from previous                                     $1,094,653     $384,649    $938,620      $245,024         $390,870
page                                                       ----------     --------    --------      --------         --------

164 Lexington Road          Office      Billerica, MA               -          592       1,370           132              592

7601 Boston Boulevard,
Building Eight              Office      Springfield, VA             -          200         878         3,506              378

7500 Boston Boulevard,
Building Six                Office      Springfield, VA             -          138       3,749           244              273

7600 Boston Boulevard,
   Building Nine            Office      Springfield, VA             -          127       2,839         1,415              189

7435 Boston Boulevard,
     Building One           Office      Springfield, VA             -          392       3,822         1,581              486

8000 Grainger Court,
     Building Five          Office      Springfield, VA             -          366       4,282           710              453

7375 Boston Boulevard,
     Building Ten           Office      Springfield, VA             -           23       2,685           565               47

7700 Boston Boulevard,
     Building Twelve        Office      Springfield, VA             -        1,105       1,042         7,769            1,105

7501 Boston Boulevard,
     Building Seven         Office      Springfield, VA             -          665         878        10,098              665

8000 Corporate Court,
     Building Eleven        Office      Springfield, VA             -          136       3,071            95              214

7374 Boston Boulevard,
     Building Four          Office      Springfield, VA             -          241       1,605           423              303

7451 Boston Boulevard,
     Building Two           Office      Springfield, VA             -          249       1,542         1,429              535

Hilltop Business Center     Office      San Francisco,          4,600           53         492           208               53
                                        CA

40-46 Harvard Street      Industrial    Westwood, MA                -          351       1,782         1,321              351

25-33 Dartmouth Street    Industrial    Westwood, MA                -          273       1,596           493              273

6201 Columbia Park
    Road, Building Two    Industrial    Landover, MD                -          505       2,746           975              960
                                                                    -          ---       -----           ---              ---

     Subtotal                                              $1,099,253     $390,060    $972,999      $275,988         $397,747
                                                           ----------     --------    --------      --------         --------

                                                                     Development                                             Depre-
                                                       Building      and                                                     ciable
                                                       and           Construction             Accumulated    Year             Lives
Property Name               Type      Location         Improvement   in Process     Total     Depreciation   Built/Renovated  (Year)
-------------               ----      --------         -----------   ------------   -----     ------------   ---------------  ------
Subtotal from previous                                 $1,172,934        $4,489   $1,568,293    ($217,506)
page                                                   ----------        ------   ----------     ---------

164 Lexington Road         Office     Billerica, MA         1,502             -        2,094          (78)         1982         (1)
7601 Boston Boulevard,
Building Eight             Office     Springfield, VA       4,206             -        4,584       (1,380)         1986         (1)

7500 Boston Boulevard,
Building Six               Office     Springfield, VA       3,858             -        4,131       (1,278)         1985         (1)

7600 Boston Boulevard,
   Building Nine           Office     Springfield, VA       4,192             -        4,381       (1,391)         1987         (1)

7435 Boston Boulevard,
     Building One          Office     Springfield, VA       5,309             -        5,795       (1,783)         1982         (1)

8000 Grainger Court,
     Building Five         Office     Springfield, VA       4,905             -        5,358       (1,656)         1989         (1)

7375 Boston Boulevard,
     Building Ten          Office     Springfield, VA       3,226             -        3,273         (954)         1988         (1)

7700 Boston Boulevard,
     Building Twelve       Office     Springfield, VA       8,811             -        9,916          (48)         1997          (1)

7501 Boston Boulevard,
     Building Seven        Office     Springfield, VA      10,976             -       11,641          (36)         1997          (1)

8000 Corporate Court,
     Building Eleven       Office     Springfield, VA       3,084             4        3,302         (708)         1989          (1)

7374 Boston Boulevard,
     Building Four         Office     Springfield, VA       1,966             -        2,269         (704)         1984          (1)

7451 Boston Boulevard,
     Building Two          Office     Springfield, VA       2,685             -        3,220       (1,410)         1982          (1)

Hilltop Business Center    Office     San Francisco,          700             -          753         (303)         early 1970's  (1)
                                      CA

40-46 Harvard Street     Industrial   Westwood, MA          3,103             -        3,454       (2,468)         1967/1996     (1)

25-33 Dartmouth Street   Industrial   Westwood, MA          2,089             -        2,362       (1,231)         1966/1996     (1)

6201 Columbia Park
    Road, Building Two   Industrial   Landover, MD          3,266             -        4,226       (1,311)         1986          (1)
                                                            -----             -        -----       -------
     Subtotal                                          $1,236,812        $4,493   $1,639,052    ($234,245)
                                                       ----------        ------   ----------    ----------


                            BOSTON PROPERTIES INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1997
                            (dollars in thousands)


                                                                                                       Costs
                                                                                                       Capitalized
                                                                                                       Subsequent     Land
                                                                                                       to             and
Property Name                     Type       Location         Encumbrances     Land         Building   Acquisition    Improvements
-------------                     ----       --------         ------------   --------       --------   -----------    ------------
Subtotal from previous                                                   $   $390,060     $  972,999      $275,988      $397,747
page                                                                     -   --------     ----------      --------      --------

2000 South Club Drive,
    Building Three             Industrial    Landover, MD                -        465          2,125           729           859

1950 Stanford Court,
    Building One               Industrial    Landover, MD                -        269          1,554           172           350

38 Cabot Boulevard             Industrial    Bucks County,               -        329          1,238         2,036           329
                                             PA

2391 West Winton               Industrial    Hayward, CA                 -        182          1,217           281           182
Avenue

560 Forbes Boulevard           Industrial    San Francisco,              -         48            435           183            48
                                             CA

430 Rozzi Place                Industrial    San Francisco,              -         24            217            92            24
                                             CA


Hotel Properties

Long Wharf Marriott               Hotel      Boston, MA                  -      1,752         31,904         8,021         1,752

Cambridge Center                  Hotel      Cambridge, MA               -        478         37,918         3,992           478
Marriott


Garage Property

Cambridge Center North           Garage      Cambridge, MA               -      1,163         11,633             8         1,163


Development

                                 Develop
Cambridge Master Plan             ment       Cambridge, MA               -          -              -         4,264             -

                                 Develop
Virginia Master Plan              ment       Springfield, VA             -          -              -         1,506             -

                                 Develop
Maryland Master Plan              ment       Landover, MD                -          -              -           506             -

                                 Develop
Cambridge Center Six              ment       Cambridge, MA               -          -              -         2,277             -

                                 Develop
Cambridge Center Eight            ment       Cambridge, MA               -          -              -            28             -

                                 Develop
Andover Tech Center               ment       Andover, MA                 -          -              -         4,682             -
     Subtotal                                                            -      4,710         88,241        28,777         5,185
                                                                         -      -----         ------        ------         -----
     Total                                                               $   $394,775     $1,061,240      $304,765      $402,932
                                                                         =   ========     ==========      ========      ========

                                                                     Development                                             Depre-
                                                        Building     and                                                     ciable
                                                        and          Construction              Accumulated   Year            Lives
Property Name                Type       Location        Improvement  in Process      Total     Depreciation  Built/Renovated (Years)
-------------                ----       --------        -----------  ----------    ----------  ------------  --------------- ------
Subtotal from previous                                  $1,236,812       $4,493    $1,639,052   ($234,245)
page                                                    ----------       ------    ----------   ---------

2000 South Club Drive,
    Building Three        Industrial    Landover, MD         2,460            -         3,319       (766)      1988            (1)

1950 Stanford Court,
    Building One          Industrial    Landover, MD         1,645            -         1,995       (491)      1986            (1)

38 Cabot Boulevard        Industrial    Bucks County,        3,274            -         3,603     (2,818)      1972/1984       (1)
                                        PA

2391 West Winton          Industrial    Hayward, CA          1,498            -         1,680       (906)      1974            (1)
Avenue

560 Forbes Boulevard      Industrial    San Francisco,         618            -           666       (268)      early 1970's    (1)
                                        CA

430 Rozzi Place           Industrial    San Francisco,         309            -           333       (134)      early 1970's    (1)
                                        CA


Hotel Properties

Long Wharf Marriott          Hotel      Boston, MA          39,925            -        41,677    (15,581)      1982            (1)

Cambridge Center             Hotel      Cambridge, MA       41,910            -        42,388    (11,182)      1986            (1)
Marriott


Garage Property

Cambridge Center North      Garage      Cambridge, MA       11,641            -        12,804     (2,304)      1990            (1)


Development
                            Develop
Cambridge Master Plan        ment       Cambridge, MA            4        4,260         4,264         (1)      various           N/A

                            Develop
Virginia Master Plan         ment       Springfield, VA        178        1,328         1,506       (175)      various           N/A

                            Develop
Maryland Master Plan         ment        Landover, MD            -          506           506           -      various           N/A

                            Develop
Cambridge Center Six         ment       Cambridge, MA            -        2,277         2,277                  various           N/A

                            Develop
Cambridge Center Eight       ment       Cambridge, MA            -           28            28                  various           N/A

                            Develop
Andover Tech Center          ment       Andover, MA              -        4,682         4,682                  various           N/A
     Subtotal                                              103,462       13,081       121,728     (34,626)
                                                           -------       ------       -------    --------
     Total                                              $1,340,274      $17,574    $1,760,780   ($268,871)
                                                        ==========      =======    ==========   =========

(1) Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

(2) The aggregate cost and accumulated depreciation for tax purposes was approximately $1,820,000 and $479,000, respectively.

                            BOSTON PROPERTIES, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1997
                            (dollars in thousands)


A summary of activity for real estate and accumulated depreciation is as follows:

                                                                1997         1996         1995
                                                            -----------   ----------    --------

Real estate:
  Balance at beginning of year............................  $1,001,537    $  979,493    $952,374
    Additions to and Improvements of real estate..........     754,185        28,110      29,660
    Write off of fully depreciated assets.................        (942)       (6,066)     (2,541)
                                                            ----------    ----------    --------
  Balance at end of year..................................  $1,760,780    $1,001,537    $979,493
                                                            ==========    ==========    ========

Accumulated Depreciation:
  Balance at beginning of year............................  $  238,469    $  215,303    $189,712
    Depreciation expense..................................      29,460        29,232      28,132
    Write off of fully depreciated assets.................        (942)       (6,066)     (2,541)
                                                            ----------    ----------    --------
  Balance at end of year..................................  $  268,871    $  238,469    $215,303
                                                            ==========    ==========    ========