Form 10-Q
period 1998-03-31
BOSTON PROPERTIES INC
filed 1998-05-15
CIK 1037540

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                               ________________

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
  For the transition period from  ___________________to _____________________


                         Commission File Number 1-13087
                            BOSTON PROPERTIES, INC.
             (Exact name of Registrant as specified in its Charter)


Delaware                                                      04-2473675
(State or other jurisdiction                           (IRS Employer Id. Number)
of incorporation or organization)

8 Arlington Street
Boston, Massachusetts                                            02116
----------------------------------------------                 ---------
(Address of principal executive offices)                       (Zip Code)


      Registrant's telephone number, including area code:  (617) 859-2600





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Common Stock, Par Value $.01                               61,694,041
     (Class)                                       (Outstanding on May 14, 1998)

                            BOSTON PROPERTIES, INC.
                                   FORM 10-Q
                      for the quarter ended March 31, 1998


                               TABLE OF CONTENTS



                                                                                                                         Page(s)
                                                                                                                        ----------

PART 1.   FINANCIAL INFORMATION

 ITEM 1   Consolidated and Combined Financial Statements:
          a)   Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997                                      1
          b)   Consolidated and Combined Statements of Operations for the Company for the                                  2
               three months ended March 31, 1998 and for the Predecessor Group for the three months ended March 31, 1997
          c)   Consolidated and Combined Statements of Cash Flows for the Company for the                                  3
               three months ended March 31, 1998 and for the Predecessor Group for the three months ended March 31, 1997
          d)   Notes to the Consolidated and Combined Financial Statements                                                 4

ITEM 2.   Management's Discussion and Analysis of Financial Conditions and Results of Operations                           5

PART II.  OTHER INFORMATION                                                                                                7

 ITEM 6.   Exhibits and Reports on Form 8-K                                                                               10

Signatures                                                                                                                11

                            BOSTON PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                       --------------   ---------------
                                                          March 31,       December 31,
                                                            1998             1997
                                                       --------------   ---------------
                                                         (unaudited)
                                                               (in thousands)
    ASSETS

  Real estate:                                          $2,276,100         $1,796,500
    Less: accumulated depreciation                        (306,304)          (294,218)
                                                        ----------         ----------
           Total real estate                             1,969,796          1,502,282

  Cash and cash equivalents                                391,404             17,560
  Escrows                                                   23,194             14,178
  Tenant and other receivables, net                         18,853             24,458
  Accrued rental income, net                                59,066             55,190
  Deferred charges, net                                     36,383             35,485
  Prepaid expenses and other assets                         13,229             20,225
  Investment in joint ventures                               3,953              3,143
                                                        ----------         ----------
    Total assets                                        $2,515,878         $1,672,521
                                                        ==========         ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
    Mortgage notes payable                              $1,336,592         $1,099,253
    Unsecured line of credit                                     -            233,000
    Accounts payable and accrued expenses                   37,834             23,822
    Dividends payable                                            -             22,539
    Accrued interest payable                                 7,852              6,581
    Other liabilities                                       16,141             11,642
                                                        ----------         ----------
      Total liabilities                                  1,398,419          1,396,837
                                                        ----------         ----------

  Commitments and contingencies                                  -                  -
                                                        ----------         ----------

  Minority interest in Operating Partnership               257,016            100,636
                                                        ----------         ----------

  Stockholders' equity:
    Preferred stock, $.01 par value, 50,000,000 shares
      authorized, none issued or outstanding                     -                  -
    Excess stock, $.01 par value, 150,000,000 shares
      authorized, none issued or outstanding                     -                  -
    Common stock, $.01 par value, 250,000,000 shares
      authorized, 61,694,041 and 38,694,041 issued
      and outstanding, respectively                            617                387
    Additional paid-in capital                             837,881            172,347
    Earnings in excess of dividends                         21,945              2,314
                                                        ----------         ----------
      Total stockholders' equity                           860,443            175,048
                                                        ----------         ----------
          Total liabilities and stockholders' equity    $2,515,878         $1,672,521
                                                        ==========         ==========



  The accompanying notes are an integral part of these financial statements.


                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
              CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS



                                                                                      The Predecessor
                                                             The Company                   Group
                                                            ------------             ----------------
                                                            Three months                Three months
                                                                ended                      ended
                                                              March 31,                  March 31,
                                                                1998                        1997
                                                            ------------             ----------------
                                                     (unaudited and in thousands, except for per share data)
                                                     ------------------------------------------------------
  REVENUE
    Rental:
       Base rent                                          $  79,270                     $   41,911
       Recoveries from tenants                                9,557                          5,502
       Parking and other                                      1,111                            989
                                                          ---------                     ----------
               Total rental revenue                          89,938                         48,402
    Hotel operating                                               -                         12,796
    Development and management services                       1,776                          1,813
    Interest and other                                        3,889                            444
                                                          ---------                     ----------
               Total revenue                                 95,603                         63,455
                                                          ---------                     ----------

  EXPENSES
    Rental:
       Operating                                             12,999                          7,107
       Real estate taxes                                     13,531                          6,898
    Hotel:
       Operating                                                  -                          9,277
       Real estate taxes                                          -                            724
    General and administrative                                4,821                          2,667
    Interest                                                 24,929                         27,719
    Depreciation and amortization                            13,095                          8,841
                                                          ---------                     ----------
               Total expenses                                69,375                         63,233
                                                          ---------                     ----------
  Income before minority interests                           26,228                            222
  Minority interest in property partnership                    (123)                          (126)
                                                          ---------                     ----------
  Income before minority interest in Operating
     Partnership                                             26,105                             96
  Minority interest in Operating Partnership                 (6,474)                             -
                                                          ---------                     ----------
  Net income                                              $  19,631                     $       96
                                                          =========                     ==========


  Basic earnings per share:
    Net income:                                            $   0.36                              -

  Weighted average number of common shares
               outstanding                                   54,283                              -

  Diluted earnings per share:
    Net income:                                           $    0.36                              -

  Weighted average number of common shares
               outstanding                                   54,902                              -


  The accompanying notes are an integral part of these financial statements.




                                                    BOSTON PROPERTIES, INC. AND
                                                BOSTON PROPERTIES PREDECESSOR GROUP
                                        CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                                                               The Company             The Predecessor Group
                                                                            ------------------         ---------------------
                                                                            Three months ended         Three months ended
                                                                              March 31, 1998             March 31, 1997
                                                                            ------------------         ---------------------
                                                                                      (unaudited and in thousands)
                                                                            ------------------------------------------------
Cash flows from operating activities:
  Net income                                                                 $     19,631               $        96
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                                    13,095                     8,841
  Non-cash portion of interest expense                                                  3                       617
  Minority interest in Operating Partnership                                        6,474                         -
  Change in assets and liabilities:
    Tenant and other receivables                                                    5,605                      (570)
    Prepaid expenses and other assets                                               6,996                    (2,808)
    Escrows                                                                        (9,016)                     (675)
    Accrued rental income                                                          (3,876)                     (258)
    Accounts payable and accrued expenses                                          14,012                     2,674
    Accrued interest payable                                                        1,271                    (3,464)
    Other liabilities                                                               4,499                      (765)
                                                                             ------------               -----------

      Total adjustments                                                            39,063                     3,592
                                                                             ------------               -----------

      Net cash provided by operating activities                                    58,694                     3,688
                                                                             ------------               -----------

Cash flows from investing activities:
  Acquisitions/additions to real estate                                          (311,103)                  (12,613)
  Tenant leasing costs                                                             (2,653)                   (1,430)
  Investment in joint ventures                                                       (810)                     (433)
                                                                             ------------               -----------

      Net cash used in investing activities                                      (314,566)                  (14,476)
                                                                             ------------               -----------

Cash flows from financing activities:
  Net proceeds from sale of common stock                                          765,668                         -
  Owners' contributions                                                                 -                    10,239
  Owners' distributions                                                                 -                    (9,397)
  Repayment on Unsecured Line of Credit                                          (233,000)                        -
  Repayments on mortgage notes                                                     (2,213)                   (2,079)
  Proceeds from long term debt                                                    121,800                         -
  Proceeds from notes payable - affiliate                                               -                     6,040
  Dividends paid                                                                  (22,539)                        -
  Deferred financing and other costs                                                    -                       (33)
                                                                             ------------               -----------

      Net cash provided by financing activities                                   629,716                     4,770
                                                                             ------------               -----------

Net increase (decrease) in cash                                                   373,844                    (6,018)
Cash and cash equivalents, beginning of period                                     17,560                     8,998
                                                                             ------------               -----------
Cash and cash equivalents, end of period                                     $    391,404               $     2,980
                                                                             ============               ===========

Supplemental disclosures:
  Cash paid for interest                                                     $     26,198               $    23,845
                                                                             ============               ===========
  Interest capitalized                                                       $        613               $       482
                                                                             ============               ===========

Non-cash activities:
  Operating activity:
  Non-cash portion of interest expense                                       $          3               $       617
                                                                             ============               ===========
  Investing activities:
   Fair value of mortgage notes payable assumed in connection with
    acquisitions                                                             $    118,251
                                                                             ============
   Issuance of minority interest                                             $     50,002
                                                                             ============


                            The accompanying notes are an integral part of these financial statements.

                                       3

                         Boston Properties, Inc., and
                      Boston Properties Predecessor Group
            Notes to Consolidated and Combined Financial Statements

1. ORGANIZATION
   -------------

   Boston Properties, Inc. (the "Company") was formed under the laws of the State of Delaware on June 23, 1997, to be a self-administered and self-managed real estate investment trust ("REIT"). The Company is the sole general partner of Boston Properties Limited Partnership (the "Operating Partnership") and at March 31, 1998, through its ownership of 61,694,041 units of partnership interest ("OP Units"), owned an approximately 77.0% general and limited partnership interest in the Operating Partnership.

   The Company has been formed to succeed to substantially all of the interests of Boston Properties, Inc. and its affiliates (the "Predecessor Group") in
   (i) a portfolio of office, industrial and hotel properties and (ii) the acquisition, property management, leasing, development and construction businesses of the Predecessor Group and its affiliates. The acquisition, property management, leasing, development and construction businesses are being carried out by the Operating Partnership and the Company's majority-owned affiliate, Boston Properties Management, Inc.

   On June 23, 1997, the Company commenced operations after completing an initial public offering (the "Initial Offering") of 36,110,000 common shares (including 4,710,000 shares issued as a result of the exercise of an over-allotment option by the underwriters). The 36,110,000 shares of common stock were issued at a price per share of $25.00, generating gross proceeds of $902.8 million. The proceeds to the Company, net of underwriters' discount and offering costs were approximately $839.2 million.

   The Company currently owns a portfolio of 95 commercial real estate properties (94 and 82 properties at March 31, 1998 and December 31, 1997, respectively) (the "Properties") aggregating approximately 18.8 million square feet (including nine properties currently under development). The Properties consist of 82 office properties, including 51 Class A office buildings and 31 R&D properties; nine industrial properties; three hotels; and one parking garage. The Company considers Class A office buildings to be centrally located buildings that are professionally managed and maintained, attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ---------------------------------------------------------------------

   The consolidated financial statements of the Company include all the accounts of the Company, its majority-owned Operating Partnership, and its subsidiaries. The financial statements reflect the properties acquired at their historical accounting basis to the extent of the acquisition of interests from the Predecessor's owners who continued as investors. The remaining interests acquired for cash from those owners of the Predecessor who decided to sell their interests have been accounted for as a purchase and the excess of the purchase price over the related historical cost basis was allocated to real estate. The combined financial statements of the Boston Properties Predecessor Group include interests in properties and the third party commercial real estate development, project management and property management business of Boston Properties, Inc. The accompanying combined financial statements for the Boston Properties Predecessor Group have been presented on a combined basis due to the common ownership and management; therefore, its combined financial statements are presented for comparative purposes. All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-K for its fiscal year ended December 31, 1997.

   The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year.

3. REAL ESTATE ACQUISITIONS DURING THE QUARTER ENDED MARCH 31, 1998
   ----------------------------------------------------------------

   On January 22, 1998, the Company acquired Riverfront Plaza, a Class A office building located in Richmond, Virginia. The 899,720 square foot property was acquired for approximately $174.4 million (including closing costs). The acquisition was funded by a $52.6 million draw down of the Unsecured Line of Credit and new mortgage financing of $121.8 million.

   On February 2, 1998, the Company acquired the Mulligan/Griffin Portfolio for approximately $257.8 million (including closing costs). The portfolio consists of nine office properties with approximately 1.3 million net rentable square feet and six parcels of land aggregating 30.7 acres located in Fairfax County, Virginia and Montgomery County, Maryland. The acquisition was funded through the payment of approximately $88.5 million in cash, the assumption of

                         Boston Properties, Inc., and
                      Boston Properties Predecessor Group
            Notes to Consolidated and Combined Financial Statements
                                  (Continued)

   other liabilities of $984,000 the assumption of mortgage debt with a fair value of approximately $118.3 million, and the issuance of OP Units valued at approximately $50.0 million.

   On March 31, 1998, the Company acquired 28.0 acres of land in Rockville, Maryland for approximately $11.5 million. This land can support 850,000 square feet of development.

4. UNSECURED LINE OF CREDIT
   -------------------------

   On March 31, 1998, the Company amended its Unsecured Line of Credit agreement, increasing the borrowing capacity from $300 million to $500 million. The Unsecured Line of Credit at the Company's election, bears interest at either a floating rate based on a spread over LIBOR ranging from 90 basis points to 120 basis points (depending upon the Company's applicable leverage ratio), or the Line of Credit Bank's prime rate. The Company's ability to borrow under the Unsecured Line of Credit is subject to the Company's ongoing compliance with a number of financial and other covenants, including, but not limited to, maintaining a certain ratio of secured indebtedness to total asset value, as defined. The Unsecured Line of Credit expires on June 23, 2000.


5. MINORITY INTEREST IN OPERATING PARTNERSHIP
   ------------------------------------------

   On February 2, 1998, the Operating Partnership issued 1,471,456 OP Units, valued at approximately $50 million, in connection with the acquisition of the Mulligan/Griffin portfolio.

   Minority interest in the Operating Partnership relates to the interest in the Operating Partnership that is not owned by the Company, which at March 31, 1998, amounted to approximately 23.0%.

6. STOCKHOLDERS' EQUITY
   --------------------

   On January 26, 1998, the Company completed a public stock offering and sold 23,000,000 common shares at a price of $35.125 per share (including 3,000,000 shares related to the exercise of the underwriters' over-allotment options). Net proceeds were approximately $765.7 million.

7. STOCK OPTION AND INCENTIVE PLAN
   --------------------------------

   At the completion of the Initial Offering, the Company granted 2,290,000 (41,400 have since been cancelled) options to purchase common shares with an exercise price of $25.00 per share.

   As of March 24, 1998, the Company had granted an additional 3,358,563 options to purchase common shares at the then market price ranging from $27.88 to $34.375 per share. Included in the option grant were 1,000,000 options to each of Messrs. Zuckerman and Linde granted on March 24, 1998 at an exercise price of $34.375 per share, which options vest in five equal annual installments. The other options granted vest in three equal annual installments from their date of grant.

   As of March 31, 1998, the Company had outstanding 5,607,163 options to purchase common shares and an additional 2,004,505 common shares were reserved for issuance under the Company's stock option and incentive plan.

                         Boston Properties, Inc., and
                      Boston Properties Predecessor Group
           Notes to Consolidated and Combined Financial Statements
                                 (Continued)

8. EARNINGS PER SHARE
   ------------------




                                                        For the quarter ended March 31, 1998
                                            Income (Numerator)               Shares (Denominator)         Per share amount
Basic Earnings Per Share:
     Income available to common shareholders         $19,631                         54,283                    $0.36
Effect of Dilutive Securities:
     Stock Options                                         -                            619                        -
                                                     -------                         ------                    -----
Diluted Earnings Per Share:
     Income available to common shareholders         $19,631                         54,902                    $0.36
                                                     =======                         ======                    =====

9. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION
   -----------------------------------------------------------------

   The accompanying unaudited pro forma information for the three month period ended March 31, 1997 is presented as if the Initial Offering and Formation Transactions discussed in Note 1 had occurred on January 1, 1997. This pro forma information is based upon the historical consolidated financial statements of the Company and the Boston Properties Predecessor Group and should be read in conjunction with the consolidated and combined financial statements and the notes thereto.

   This unaudited pro forma condensed information does not purport to represent what the actual results of operations would have been, nor does it purport to predict the results of operations of future periods.


                                          (in thousands except per share data)
                                                     (Unaudited)

                                        Three Months                           Three Months
                                       Ended 3/31/98                          Ended 3/31/97
                                            (actual)                            (pro forma)
                                            --------                            -----------

Total revenue                                $89,938                                $54,196

Net income                                   $19,631                                $ 9,238

Net income per share of common stock           $0.36                                  $0.27

Weighted average number of shares
 of common stock outstanding                  54,283                                 33,984


10.  SUBSEQUENT EVENTS
     -----------------

On April 1, 1998, the Company acquired a parcel of land in Reston, Virginia that is currently under development and will support an approximately 96,000 square foot Class A office building.

On April 2, 1998, the Company acquired six parcels of land in Dulles, Virginia on approximately 91.1 improved acres which can support approximately 1.6 million square feet of development.

On April 29, 1998, the Company declared a dividend of $.405 per share payable on May 19, 1998 to shareholders of record on May 8, 1998.

On May 7, 1998, the Company entered into an agreement to acquire the commercial property in the Prudential Center in Boston, Massachusetts for $519.0 million and a 50% controlling partnership interest in related approved development rights for consideration valued at approximately $27.0 million.

On May 8, 1998, the Company signed a letter of intent to acquire the six-building portfolio known as Embarcadero Center in San Francisco, California for consideration valued at approximately $1.22 billion.

                         Boston Properties, Inc., and
                      Boston Properties Predecessor Group

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

Management's Discussion and Analysis of Financial Condition and Results of Operations include certain forward-looking statements about the Company's business, revenues, expenditures and operating and capital requirements. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by Company representatives to security analysts and investors from time to time. Any such statements are subject to risks that could cause the actual results to vary materially. The risks and uncertainties associated with the forward-looking information include the strength of the commercial office and industrial real estate markets in which the Company operates, competitive market conditions, general economic growth, interest rates and capital market conditions. The Company discusses such risks in detail in its prospectus dated January 26, 1998 as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED MARCH 31, 1997.

The results of operations for the three months ended March 31, 1997 represent solely the operating results of the Predecessor Group. Consequently, the comparisons of the periods provide only limited information regarding the operations of the Company.

Rental revenue increased $41.5 million or 85.7% to $89.9 million from $48.4 million for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The increase is due to rental revenue earned on the properties acquired since the Initial Offering and rental revenue from the participating leases with ZL Hotel LLC to operate the hotels.

Hotel operating revenue decreased $12.8 million or 100% to $0.0 from $12.8 million for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. Hotel revenue for the three months ended March 31, 1998 does not include any revenue as a result of the Operating Partnership entering into participating leases with ZL Hotel LLC to operate the hotels.

Interest and other revenue increased $3.4 million or 775.9% to $3.9 million from $0.4 million for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 due to interest income earned on the proceeds from the Second Offering.

Property expenses increased $12.5 million or 89.4% to $26.5 million from $14.0 million for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 primarily as a result of property acquisitions.

Hotel operating expenses decreased $10.0 million or 100% to $0.0 from $10.0 million for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. There were no expenses during the three months ended March 31, 1998 as a result of the participating leases.

General and administrative expenses increased $2.2 million or 80.8% to $4.8 million from $2.7 million for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 primarily as a result of increased payroll costs associated with new acquisitions and costs associated with being a public company.

Interest expense decreased $2.8 million or 10.1% to $24.9 million from $27.7 million for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. This decrease is a result of the payoff of certain mortgage indebtedness with the proceeds from the Initial Offering offset by increases in mortgage indebtedness from property acquisitions.

Depreciation and amortization expense increased $4.3 million or 48.9% to $13.1 from $8.8 million for the three months ended March 31, 1998 and March 31, 1997. This increase is attributed to the property acquisitions since the Initial Offering.

As a result of the foregoing, net income before minority interests increased $26.0 million to $26.2 million from $0.2 million for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

     LIQUIDITY AND CAPITAL RESOURCES

Upon completion of the Second Offering, the Company received approximately $765.7 million in net proceeds. The Company used these funds as follows: (i) $300.0 million to repay the balance on the Unsecured Line of Credit; (ii) approximately $88.5 million for the acquisition of the Mulligan/Griffin Portfolio and; (iii) approximately $377.2 million which was used to fund working capital and which will be available to fund future acquisitions and development.

                         Boston Properties, Inc., and
                      Boston Properties Predecessor Group


On March 31, 1998, the Company amended its Unsecured Line of Credit agreement, increasing the borrowing capacity from $300 million to $500 million. The Unsecured Line of Credit at the Company's election, bears interest at either a floating rate based on a spread over LIBOR ranging from 90 basis points to 120 basis points (depending upon the Company's applicable leverage ratio), or the Line of Credit Bank's prime rate. The Company's ability to borrow under the Unsecured Line of Credit is subject to the Company's ongoing compliance with a number of financial and other covenants, including, but not limited to, maintaining a certain ratio of secured indebtedness to total asset value, as defined. The Unsecured Line of Credit expires on June 23, 2000.

The Company's consolidated indebtedness at March 31, 1998 was $1.3 billion at a
weighted average interest rate of 7.5%.   Based on the Company's total market
capitalization at March 31, 1998 of approximately $4.2 billion, the Company's consolidated debt represents 32.2% of its total market capitalization.

The following represents the outstanding principal balances due under the first mortgages at March 31, 1998:


                Properties              Interest Rate               Principal           Maturity Date
                ----------              -------------               ---------           -------------
                                                                (in thousands)

599 Lexington Avenue                          7.00%                $225,000         July 19, 2005        (1)

280 Park Avenue                               7.00                  220,000         September 11, 2002   (2)

875 Third Avenue                              8.00                  185,287         December 31, 2002    (3)

Two Independence Square                       8.09                  121,596         February  27, 2003   (4)

Riverfront Plaza                              6.61                  121,479         January 21, 2008

One Independence Square                       8.12                   77,474         August 21, 2001      (4)

2300 N Street                                 6.88                   66,000         August 3, 2003

Capital Gallery                               8.24                   59,823         August 15, 2006

The National Imagery and Mapping  Agency      7.38                   51,604         February 15, 2003    (5)

The Lockheed Martin Building                  7.38                   44,583         July 15, 2002        (6)

Ten Cambridge Center & North Garage           7.57                   40,000         March 29, 2000

10 & 20 Burlington Mall Road                  8.33                   37,000         October 1, 2001      (7)

191 Spring Street                             8.50                   23,632         September 1, 2006

Bedford Business Park                         8.50                   22,984         December 10, 2008

Reston Town Center Office Complex             7.38                   21,000         February  1, 2005    (8)

Montvale Center                               8.59                    7,871         December 1, 2006

Newport Office Park                           8.13                    6,692         July 1, 2001

Hilltop Business Center                    LIBOR + 1.50               4,567         December 15, 1998
                                                                 ----------
Total                                                            $1,336,592
                                                                 ==========

(1) At maturity the lender has the option to purchase a 33.33% interest in this Property in exchange for the cancellation of the loan indebtedness.
(2) Outstanding principal of $213,000 bears interest at a fixed rate of 7.00%. The remaining $7,000 bears interest at a floating rate equal to LIBOR + 1.00%.
(3) The principal amount and interest rate shown have been adjusted to reflect the fair value of the note. The actual principal balance at March 31, 1998 was $180,000 and the interest rate was 8.75%.
(4) The principal amount and interest rate shown have been adjusted to reflect the effective rates on the loans. The actual principal balances at March 31, 1998 were $120,969 and $77,188, respectively. The actual interest rates on the loans are 8.50%.

                         Boston Properties, Inc., and
                      Boston Properties Predecessor Group

(5) Represents two loans that have been adjusted to reflect the fair value of the notes. The actual principal balances at March 31, 1998 were $ 46,787 and $1,639 with interest rates of 9.38% and 9.70%, respectively.
(6) The principal amount and interest rate shown have been adjusted to reflect the fair value of the note. The actual principal balance at March 31, 1998 was $42,042 and the interest rate was 9.38%.
(7) Includes outstanding indebtedness secured by 91 Hartwell Avenue and 92 & 100 Hayden Avenue.
(8) The principal amount and interest rate shown have been adjusted to reflect the fair value of the note. The actual principal balance at March 31, 1998 was $21,999 and the interest rate was 6.00%.


The Company expects to meet its short-term liquidity requirements generally through its available cash and net cash provided by operations. The Company's operating properties and hotels require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended March 31, 1998, the Company's recurring capital expenditures totaled $560,000.

The Company expects to meet its long-term requirements for the funding of property development, property acquisitions and other non-recurring capital improvements through long-term secured and unsecured indebtedness (including the Unsecured Line of Credit) and the issuance of additional equity securities of the Company.

The Company has development projects currently in process, which require commitments to fund to completion. Commitments under these arrangements totaled $209.5 million as of March 31, 1998. The Company expects to fund these commitments using available cash or the Unsecured Line of Credit. In addition, the Company has options to acquire land that require minimum deposits that the Company will fund using available cash or the Unsecured Line of Credit.


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

The following table presents the Company's Funds from Operations for the three months ended March 31, 1998:


                                                           Three months ended
                                                             March 31, 1998
                                                           ------------------

Income before minority interests                                   $26,228

Add:

    Real estate depreciation and amortization                       12,944

Less:

    Minority property partnership's share of Funds from Operations    (144)
                                                                   -------

Funds from Operations                                              $39,028
                                                                   =======

Company's share (75.20%)                                           $29,349
                                                                   =======


INFLATION

The majority of the Company's tenant leases require tenants to pay most operating expenses, including real estate taxes and insurance, and increases in common area maintenance expenses, which reduces the Company's exposure to increases in costs and operating expenses resulting from inflation.

                         Boston Properties, Inc., and
                      Boston Properties Predecessor Group


PART II.  OTHER INFORMATION

ITEM 2 - Changes in Securities and Use of Proceeds

On February 2, 1998, the Company acquired the Mulligan/Griffin Portfolio for consideration which included the issuance of 1,471,456 OP Units. Such OP Units were issued to 12 accredited investors in a transaction that was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act. Under the terms of the Operating Partnership's agreement of limited partnership and an agreement with the recipients of such OP Units, at any time after February 2, 1999 the Operating Partnership is obligated to redeem each such OP Unit at the request of the holder thereof for cash equal to the fair market value of a share of Common Stock at the time of such redemption, provided that the Company at its option may elect to acquire any such OP Unit presented for redemption for one share of Common Stock.

ITEM 6 - Exhibits and Reports on Form 8-K

      (a) Exhibits

          EXHIBIT
          NUMBER          DESCRIPTION

          27.1  Financial Data Schedule

      (b) Reports on Form 8-K

A Form 8-K dated January 9, 1998 was filed with the Securities and Exchange Commission to report under Item 5 of such report that the Company had issued a press release relating to the signing of a letter of intent for the acquisition of the Prudential Center in Boston, Massachusetts.

A Form 8-K dated January 23, 1998 was filed with the Securities and Exchange Commission to report under Item 5 of such report that the Company had issued a press release reporting results for the fourth quarter of 1997.

A Form 8-K dated January 22, 1998 was filed with the Securities and Exchange Commission to report under Item 2 of such report that (a) the Company had acquired Riverfront Plaza, a Class A office building in Richmond, Virginia and
(b) the Company had acquired the Mulligan/Griffin Portfolio, a portfolio of nine Class A office buildings and six parcels of land in Gaithersburg, Maryland, Rockville, Maryland, Springfield, Virginia and Reston, Virginia. The Company also filed related pro forma financial statements under Item 7. In addition, under Item 5, the Company announced the completion of a public offering of 23,000,000 shares of common stock (including 3,000,000 shares issued pursuant to the exercise of the underwriters' overallotment options).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BOSTON PROPERTIES, INC.


May 14, 1998                                /s/ David G. Gaw
                                            --------------------------
                                            David G. Gaw,
                                            Chief Financial Officer
                                            (Duly authorized officer and
                                            principal financial officer)