Form 10-Q
period 1992-06-30
BOSTON PROPERTIES INC
filed 1998-08-14
CIK 1037540

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER 1-13087

                            BOSTON PROPERTIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              04-2473675
                                              (IRS EMPLOYER ID. NUMBER)
    (STATE OR OTHER JURISDICTIONOF
    INCORPORATION OR ORGANIZATION)

      8 ARLINGTON STREET BOSTON,                         02116
             MASSACHUSETTS
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 859-2600

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK, PAR VALUE $.01                    63,516,785
                (CLASS)                    (OUTSTANDING ON AUGUST 14, 1998)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            BOSTON PROPERTIES, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1998

                               TABLE OF CONTENTS

                                                                       PAGE(S)
                                                                       -------
 PART I.  FINANCIAL INFORMATION
 ITEM 1.  Consolidated and Combined Financial Statements:
          1.  Consolidated Balance Sheets as of June 30, 1998 and
              December 31, 1997......................................      1
          2.  Consolidated and Combined Statements of Operations for
              the Company for the six months ended June 30, 1998 and
              for the period from June 23, 1997 to June 30, 1997 and
              for the Predecessor Group for the period from January
              1, 1997 to June 22, 1997...............................      2
          3.  Consolidated and Combined Statements of Operations for
              the Company for the three months ended June 30, 1998
              and for the period from June 23, 1997 to June 30, 1997
              and for the Predecessor Group for the period from April
              1, 1997 to June 22, 1997...............................      3
          4.  Consolidated and Combined Statements of Cash Flows for
              the Company for the six months ended June 30, 1998 and
              for the period from June 23, 1997 to June 30, 1997 and
              for the Predecessor Group for the period from January
              1, 1997 to June 22, 1997...............................      4
          5.  Notes to the Consolidated and Combined Financial
              Statements.............................................      5
 ITEM 2.  Management's Discussion and Analysis of Financial
           Conditions and Results of Operations......................      9
 PART II. OTHER INFORMATION
 ITEM 2.  Changes in Securities......................................     16
 ITEM 4.  Submission of Matters to a Vote of Security Holders........     16
 ITEM 6.  Exhibits and Reports on Form 8-K...........................     16
 Signatures...........................................................    18

                            BOSTON PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                        JUNE 30,    DECEMBER 31,
                                                          1998          1997
                                                       -----------  ------------
                                                       (UNAUDITED)
                                                            (IN THOUSANDS)
                        ASSETS
                        ------
Real estate:                                           $2,675,418    $1,796,500
  Less: accumulated depreciation......................   (319,414)     (294,218)
                                                       ----------    ----------
    Total real estate.................................  2,356,004     1,502,282
Cash and cash equivalents.............................    108,962        17,560
Escrows...............................................     17,833        14,178
Tenant and other receivables, net.....................     24,767        24,458
Accrued rental income, net............................     62,773        55,190
Deferred charges, net.................................     36,949        35,485
Prepaid expenses and other assets.....................     22,921        20,225
Investment in joint ventures..........................      7,674         3,143
                                                       ----------    ----------
    Total assets...................................... $2,637,883    $1,672,521
                                                       ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Mortgage notes payable.............................. $1,327,575    $1,099,253
  Unsecured line of credit............................        --        233,000
  Accounts payable and accrued expenses...............     62,120        23,822
  Dividends payable...................................        --         22,539
  Accrued interest payable............................      3,276         6,581
  Other liabilities...................................     17,395        11,642
                                                       ----------    ----------
    Total liabilities.................................  1,410,366     1,396,837
                                                       ----------    ----------
Commitments and contingencies.........................        --            --
                                                       ----------    ----------
Minority interest in Operating Partnership............    352,790       100,636
                                                       ----------    ----------
Stockholders' equity:
  Preferred stock, $.01 par value, 50,000,000 shares
   authorized, none issued or outstanding.............        --            --
  Excess stock, $.01 par value, 150,000,000 shares
   authorized, none issued or outstanding.............        --            --
  Common stock, $.01 par value, 250,000,000 shares
   authorized, 61,694,041 issued and outstanding......        617           387
  Additional paid-in capital..........................    847,090       172,347
  Earnings in excess of dividends.....................     27,020         2,314
                                                       ----------    ----------
    Total stockholders' equity........................    874,727       175,048
                                                       ----------    ----------
      Total liabilities and stockholders' equity...... $2,637,883    $1,672,521
                                                       ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

                                                                THE PREDECESSOR
                                            THE COMPANY              GROUP
                                    --------------------------- ---------------
                                                   PERIOD FROM    PERIOD FROM
                                     SIX MONTHS   JUNE 23, 1997 JANUARY 1, 1997
                                        ENDED          TO             TO
                                    JUNE 30, 1998 JUNE 30, 1997  JUNE 22, 1997
                                    ------------- ------------- ---------------
                                        (UNAUDITED AND IN THOUSANDS, EXCEPT PER
                                                                 SHARE AMOUNTS)
Revenue
  Rental:
    Base rent.....................    $167,075       $ 4,459       $ 80,122
    Recoveries from tenants.......      19,362           487         10,283
    Parking and other.............       2,706            55          3,397
                                      --------       -------       --------
      Total rental revenue........     189,143         5,001         93,802
  Hotel operating.................         --            --          31,185
  Development and management
   services.......................       6,159           116          3,685
  Interest and other..............       8,341           246          1,146
                                      --------       -------       --------
      Total revenue...............     203,643         5,363        129,818
                                      --------       -------       --------
Expenses
  Rental:
    Operating.....................      26,793           757         13,650
    Real estate taxes.............      27,140           613         13,382
  Hotel:
    Operating.....................         --            --          20,938
    Real estate taxes.............         --            --           1,514
  General and administrative......      10,621           247          5,116
  Interest........................      48,743         1,371         53,324
  Depreciation and amortization...      29,689           846         17,054
                                      --------       -------       --------
      Total expenses..............     142,986         3,834        124,978
                                      --------       -------       --------
Income before minority interests..      60,657         1,529          4,840
Minority interest in property
 partnership......................        (229)           (9)          (235)
                                      --------       -------       --------
Income before minority interest in
 Operating Partnership............      60,428         1,520          4,605
Minority interest in Operating
 Partnership......................     (14,440)         (446)           --
                                      --------       -------       --------
Income before extraordinary gain..      45,988         1,074          4,605
Extraordinary gain on early debt
 extinguishments, net.............       3,564         7,983            --
                                      --------       -------       --------
Net income........................    $ 49,552       $ 9,057       $  4,605
                                      ========       =======       ========
Basic earnings per share:
  Income before extraordinary
   gain...........................    $   0.79       $  0.03            --
  Extraordinary gain, net.........        0.06          0.20            --
                                      --------       -------
  Net income......................    $   0.85       $  0.23            --
                                      ========       =======
Weighted average number of common
 shares outstanding...............      58,009        38,694            --
                                      ========       =======
Diluted earnings per share:
  Income before extraordinary
   gain...........................    $   0.79       $  0.03            --
  Extraordinary gain, net.........        0.06          0.20            --
                                      --------       -------
  Net income......................    $   0.85       $  0.23            --
                                      ========       =======
Weighted average number of common
 shares outstanding...............      58,613        38,831            --
                                      ========       =======

   The accompanying notes are an integral part of these financial statements.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

                                                                      THE
                                                                  PREDECESSOR
                                             THE COMPANY             GROUP
                                      -------------------------- -------------
                                      THREE MONTHS  PERIOD FROM   PERIOD FROM
                                         ENDED     JUNE 23, 1997 APRIL 1, 1997
                                        JUNE 30,        TO            TO
                                          1998     JUNE 30, 1997 JUNE 22, 1997
                                      ------------ ------------- -------------
                                      (UNAUDITED AND IN THOUSANDS, EXCEPT PER
                                                   SHARE AMOUNTS)
Revenue
  Rental:
    Base rent........................   $ 87,806      $ 4,459       $38,211
    Recoveries from tenants..........      9,805          487         4,781
    Parking and other................      1,595           55         2,408
                                        --------      -------       -------
      Total rental revenue...........     99,206        5,001        45,400
  Hotel operating....................        --           --         18,389
  Development and management
   services..........................      4,383          116         1,872
  Interest and other.................      4,452          246           702
                                        --------      -------       -------
      Total revenue..................    108,041        5,363        66,363
                                        --------      -------       -------
Expenses
  Rental:
    Operating........................     13,794          757         6,542
    Real estate taxes................     13,609          613         6,485
  Hotel:
    Operating........................        --           --         11,661
    Real estate taxes................        --           --            790
  General and administrative.........      5,800          247         2,449
  Interest...........................     23,814        1,371        25,605
  Depreciation and amortization......     16,594          846         8,213
                                        --------      -------       -------
      Total expenses.................     73,611        3,834        61,745
                                        --------      -------       -------
Income before minority interests.....     34,430        1,529         4,618
Minority interest in property
 partnership.........................       (106)          (9)         (109)
                                        --------      -------       -------
Income before minority interest in
 Operating Partnership...............     34,324        1,520         4,509
Minority interest in Operating
 Partnership.........................     (7,967)        (446)          --
                                        --------      -------       -------
Income before extraordinary gain.....     26,357        1,074         4,509
Extraordinary gain on early debt
 extinguishments, net................      3,564        7,983           --
                                        --------      -------       -------
Net income...........................   $ 29,921      $ 9,057       $ 4,509
                                        ========      =======       =======
Basic earnings per share:
  Income before extraordinary gain...   $   0.42      $  0.03           --
  Extraordinary gain, net............       0.06         0.20           --
                                        --------      -------
  Net income.........................   $   0.48      $  0.23           --
                                        ========      =======
Weighted average number of common
 shares outstanding..................     61,694       38,694           --
                                        ========      =======
Diluted earnings per share:
  Income before extraordinary gain...   $   0.42      $  0.03           --
  Extraordinary gain, net............       0.06         0.20           --
                                        --------      -------
  Net income.........................   $   0.48      $  0.23           --
                                        ========      =======
Weighted average number of common
 shares outstanding..................     62,284       38,831           --
                                        ========      =======

   The accompanying notes are an integral part of these financial statements.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                                                THE PREDECESSOR
                                          THE COMPANY                GROUP
                                 ------------------------------ ---------------
                                                   PERIOD FROM    PERIOD FROM
                                                  JUNE 23, 1997 JANUARY 1, 1997
                                 SIX MONTHS ENDED      TO             TO
                                  JUNE 30, 1998   JUNE 30, 1997  JUNE 22, 1997
                                 ---------------- ------------- ---------------
                                          (UNAUDITED AND IN THOUSANDS)
Cash flows from operating
 activities:
 Net income.....................    $  49,552       $   9,057      $  4,605
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
 Depreciation and
  amortization..................       29,689             846        17,054
 Non-cash portion of interest
  expense.......................          211              41         1,497
 Extraordinary gain on early
  debt extinguishment...........       (4,641)        (11,298)          --
 Minority interest in Operating
  Partnership...................       15,518           3,765           --
 Change in assets and
  liabilities:
 Tenant and other receivables...         (309)          5,994        (7,114)
 Prepaid expenses and other
  assets........................       (2,696)         (2,337)       (1,494)
 Escrows........................       (3,655)            --            --
 Accrued rental income..........       (7,583)             (1)         (291)
 Accounts payable and accrued
  expenses......................       38,298           7,698         5,220
 Accrued interest payable.......       (3,305)        (10,630)        2,021
 Other liabilities..............        5,753           1,099         3,728
                                    ---------       ---------      --------
   Total adjustments............       67,280          (4,823)       20,621
                                    ---------       ---------      --------
   Net cash provided by
    operating activities........      116,832           4,234        25,226
                                    ---------       ---------      --------
Cash flows from investing
 activities:
 Acquisitions/additions to real
  estate........................     (543,430)        (24,936)      (27,721)
 Tenant leasing costs...........       (6,087)            --         (2,550)
 Investment in joint ventures...       (4,531)            --         (2,573)
 Cash from contributed assets...          --           10,510           --
                                    ---------       ---------      --------
   Net cash used in investing
    activities..................     (554,048)        (14,426)      (32,844)
                                    ---------       ---------      --------
Cash flows from financing
 activities:
 Net proceeds from sale of
  common stock..................      765,563         839,209           --
 Owners' contributions..........          --              --          9,330
 Owners' distributions..........          --              --        (30,565)
 Repayment of Unsecured Line of
  Credit........................     (233,000)            --            --
 Repayment of long term debt....     (142,327)            --            --
 Proceeds from long term debt...      197,800          54,000           --
 Repayments on mortgage notes...       (4,641)       (659,291)       (3,799)
 Accounts payable--affiliate....          --          (13,519)       17,619
 Proceeds from notes payable--
  affiliate.....................          --          (28,843)       16,716
 Dividends and distributions
  paid..........................      (54,777)            --            --
 Escrows........................          --          (31,966)         (136)
 Deferred financing and other
  costs.........................          --          (12,713)          (35)
                                    ---------       ---------      --------
   Net cash provided by
    financing activities........      528,618         146,877         9,130
                                    ---------       ---------      --------
Net increase in cash............       91,402         136,685         1,512
Cash and cash equivalents,
 beginning of period............       17,560             --          8,998
                                    ---------       ---------      --------
Cash and cash equivalents, end
 of period......................    $ 108,962       $ 136,685      $ 10,510
                                    =========       =========      ========
Supplemental disclosures:
 Cash paid for interest.........    $  50,930       $  11,895      $ 50,917
                                    =========       =========      ========
 Interest capitalized...........    $   1,986       $      38      $  1,111
                                    =========       =========      ========
Non-cash activities:
 Operating activity:
 Non-cash portion of interest
  expense.......................    $     211       $      41      $  1,497
                                    =========       =========      ========
 Investing and Financing
  activities:
 Fair value of mortgage notes
  payable assumed in connection
  with acquisitions.............    $ 118,251             --            --
                                    =========
 Issuance of minority interest
  in connection with
  acquisitions .................    $ 153,438             --            --
                                    =========

   The accompanying notes are an integral part of these financial statements.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. ORGANIZATION

  Boston Properties, Inc. was formed under the laws of the State of Delaware, to be a self-administered and self-managed real estate investment trust ("REIT"). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership (the "Operating Partnership") and at June 30, 1998, owned an approximately 76.43% general and limited partnership interest in the Operating Partnership. All references to the Company refer to Boston Properties, Inc. and its subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

  The Company has been formed to succeed to substantially all of the interests of Boston Properties, Inc., a Massachusetts corporation, and its affiliates (the "Predecessor Group") in (i) a portfolio of office, industrial and hotel properties and (ii) the acquisition, property management, leasing, development and construction businesses of the Predecessor Group and its affiliates. The acquisition, property management, leasing, development and construction businesses are being carried out by the Operating Partnership and the Company's majority-owned affiliate, Boston Properties Management, Inc.

  On June 23, 1997, the Company commenced operations after completing an initial public offering of 36,110,000 common shares (including 4,710,000 shares issued as a result of the exercise of an over-allotment option by the underwriters). The 36,110,000 shares of common stock were issued at a price per share of $25.00, generating gross proceeds of $902.8 million. The proceeds to the Company, net of underwriters' discount and offering costs, were approximately $839.2 million.

  On January 26, 1998, the Company completed a follow-on public offering of 23,000,000 common shares at a price of $35.125 per share (including 3,000,000 shares issued as a result of the exercise of an over-allotment option by the underwriters). The proceeds to the Company, net of underwriters' discount and offering costs were approximately $765.6 million.

  As of June 30, 1998, the Company owned a portfolio of 108 commercial real estate properties (82 properties at December 31, 1997) (the "Properties") aggregating over 20 million square feet (including ten properties currently under development). The Properties consist of 95 office properties, including 64 Class A office properties and 31 Research and Development properties; nine industrial properties; three hotels; and one parking garage. The Company considers Class A office properties to be centrally located buildings that are professionally managed and maintained, attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements of the Company include all the accounts of the Company, its majority-owned Operating Partnership, and its subsidiaries. The financial statements reflect the properties acquired at their historical accounting basis to the extent of the acquisition of interests from the Predecessor's owners who continued as investors. The remaining interests acquired for cash from those owners of the Predecessor who decided to sell their interests have been accounted for as a purchase and the excess of the purchase price over the related historical cost basis was allocated to real estate. The combined financial statements of the Predecessor Group include interests in properties and the third party commercial real estate development, project management and property management business. The accompanying combined financial statements for the Predecessor Group have been presented on a combined basis due to the common ownership and management; therefore, its combined financial statements are presented for comparative purposes. All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-K for its fiscal year ended December 31, 1997.

  The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

3. NEWLY ISSUED ACCOUNTING STANDARDS

  Financial Accounting Standards Board Statement No. 133 ("FAS 133") "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, although earlier application is encouraged. FAS 133 established standards related to the Company's financial risks associated with its activity as it relates to financial activities with respect to derivative instruments and hedging. The Company currently does not engage in and has no plans to engage in the practice of using financial derivative instruments and hedging activities. The Company does not believe that the implementation of FAS 133 will have a material impact on the Company's financial position or results of operations.

4. REAL ESTATE ACQUISITIONS DURING THE QUARTER ENDED JUNE 30, 1998

  On April 1, 1998, the Company acquired a parcel of land in Reston, Virginia for cash of approximately $2.6 million that is currently under development and will support an approximately 96,000 square foot Class A office property.

  On April 2, 1998, the Company acquired six parcels of land in Dulles, Virginia consisting of approximately 91.1 improved acres for approximately $5.4 million in cash that can support approximately 1.2 million square feet of development.

  On May 28, 1998, the Company acquired approximately 84.2 acres of land in Rockville, Maryland known as Tower Oaks for approximately $24.5 million. The acquisition was funded through the issuance of 592,916 units of limited partnership interest in the Operating Partnership ("OP Units") valued at approximately $20.4 million and cash of approximately $4.1 million. At anytime after May 29, 1999, each unit may be redeemed for either one share of common stock, or, at the option of the Company, cash equal to the fair market value of a share of common stock at the time of redemption. The land can support approximately 1.1 million square feet of development. The Company is currently developing one parcel into an approximately 185,000 square foot Class A office property.

  On June 1, 1998, the Company acquired Decoverly III for cash of approximately $11.1 million. Decoverly III is a 77,040 square foot, Class A office property located in Rockville, Maryland.

  On June 16, 1998, the Company acquired 7450 Boston Boulevard for cash of approximately $5.8 million. 7450 Boston Boulevard is a 60,537 square foot, Class A office property located in Springfield, Virginia.

  On June 25, 1998, the Company acquired University Place for cash of approximately $37.0 million. University Place is a 196,007 square foot, Class A office property located in Cambridge, Massachusetts.

  On June 30, 1998, the Company acquired a portfolio of properties known as the Carnegie Center Portfolio and Tower Center One for approximately $276.0 million. The portfolio consists of nine Class A office properties with approximately 1.3 million net rentable square feet located in Princeton and East Brunswick, New Jersey. The acquisition was funded through the assumption of debt of approximately $64.4 million, the issuance of 2,442,222 preferred units of limited partnership (the "Preferred Units") in the Operating Partnership with a liquidation preference of $34.0 per unit and an aggregate value of $83.0 million, and cash of $128.6 million. The

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Preferred Units bear a preferred distribution of 7.25% per annum and are convertible into common OP Units at a rate of $38.25 per Preferred Unit. At anytime after July 10, 1999, any common OP Units issued upon conversion of such Preferred Units may be redeemed for either one share of common stock, or at the option of the Company, cash equal to the fair market value of a share of common stock at the time of redemption.

5. MORTGAGE NOTES PAYABLE

  During the quarter, the Company repaid $30.0 million of its $180.0 million mortgage note payable related to 875 Third Avenue.

  As a result of the acquisition of the Mulligan/Griffin portfolio, the Company repaid the total amounts outstanding under the related mortgages (approximately $112.0 million). The prepayment resulted in a extraordinary gain of $4.6 million. Additionally, the Company received proceeds in the amount of $76.0 million on new financing secured by certain of the Mulligan/Griffin properties. The debt is comprised of three separate loans at fixed interest rates ranging from 6.51% to 6.61%. The new debt matures on May 1 and June 1, 2008, respectively.

6. MINORITY INTEREST IN OPERATING PARTNERSHIP

  Minority interest in the Operating Partnership relates to the interest in the Operating Partnership that is not owned by the Company, which at June 30, 1998, amounted to approximately 23.57%.

7. STOCK OPTION AND INCENTIVE PLAN

  As of June 30, 1998, the Company has outstanding options with respect to 6,227,470 common shares. An additional 1,384,198 common shares were reserved for issuance under the Company's stock option and incentive plan.

8. EARNINGS PER SHARE

                                           FOR THE QUARTER ENDED JUNE 30, 1998
                                           -----------------------------------
                                             INCOME       SHARES     PER SHARE
                                           (NUMERATOR) (DENOMINATOR)  AMOUNT
                                           ----------- ------------- ---------
   Basic Earnings Per Share:
     Income available to common
      shareholders........................   $29,921      61,694       $0.48
   Effective of Dilutive Securities:
     Stock Options........................       --          590         --
                                             -------      ------       -----
   Diluted Earnings Per Share:
     Income available to common
      shareholders........................   $29,921      62,284       $0.48
                                             =======      ======       =====

9. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

  The accompanying unaudited pro forma information for the three month and six month periods ended June 30, 1998 is presented as if the initial offering discussed in Note 1 had occurred on January 1, 1997. The pro forma information does not reflect adjustments related to the follow-on offering or new property acquisitions. This pro forma information is based upon the historical consolidated financial statements of the Company and the Predecessor Group and should be read in conjunction with the consolidated and combined financial statements and the notes thereto.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  This unaudited pro forma condensed information does not purport to represent what the actual results of operations, nor do they purport to predict the results of operations of future periods.

                          THREE MONTHS  THREE MONTHS   SIX MONTHS    SIX MONTHS
                          ENDED 6/30/98 ENDED 6/30/97 ENDED 6/30/98 ENDED 6/30/97
                            (ACTUAL)     (PRO FORMA)    (ACTUAL)     (PRO FORMA)
                          ------------- ------------- ------------- -------------
                                                (UNAUDITED)
                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
Total revenue...........    $108,041       $60,635      $203,643      $114,831
Net income..............    $ 29,921       $13,479      $ 49,552      $ 22,619
Basic earnings per share
 of common stock........    $   0.48       $  0.35      $   0.85      $    .58
Weighted average number
 of shares of common
 stock outstanding......      61,694        38,694        58,009        38,694

10. SUBSEQUENT EVENTS

  On July 2, 1998, the Company acquired The Prudential Center, located in Boston, Massachusetts. The complex, consisting of two Class A office towers totaling approximately 1.7 million square feet, and a retail complex totaling approximately 475,000 square feet, was acquired for approximately $519.0 million. Additionally, the Company paid $27.0 million for a 50% interest in the rights to develop certain portions of The Prudential Center.

  On July 2, 1998, the Company sold 1,675,846 shares of common stock to Strategic Value Investors II for an aggregate value of approximately $55.5 million.

  On July 10, 1998, the Company acquired Metropolitan Square, a 596,543 square foot, Class A office property in Washington, D.C. for approximately $175.0 million.

  On July 21, 1997, the Company acquired The Candler Building, a 550,183 square foot, Class A office property in Baltimore, Maryland for approximately $63.0 million.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP


ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

 Results of Operations

 COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS ENDED JUNE 30, 1997

  For discussion purposes, the results of operations for the six months ended June 30, 1998 represent solely the operating results of the Company. The results of operations for the six months ended June 30, 1997 combine the operating results of the Boston Properties Predecessor Group for the period from January 1, 1997 to June 22, 1997 and the operating results of the Company for the period from June 23, 1997 to June 30, 1997. Consequently, the comparison of the periods provides only limited information regarding the operations of the Company.

  Rental revenue increased $90.3 million or 91.4% to $189.1 million from $98.8 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. The increase is primarily due to rental revenue earned totaling approximately $73.3 million on the properties acquired since the initial offering and from the participating leases to operate the hotels.

  Hotel Operating revenue decreased $31.2 million or 100.0% to $0.0 from $31.2 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Hotel revenue for the six months ended June 30, 1998 does not include any revenue as a result of the Operating Partnership entering into participating leases to operate the hotels.

  Development and Management Services revenue increased $2.4 million or 62.0% to $6.2 million from $3.8 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 primarily as a result of leasing commissions of $2.1 million earned on properties managed for a third party.

  Interest and Other revenue increased $6.9 million or 499.2% to $8.3 million from $1.4 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 due to interest income earned on the proceeds from the follow-on offering.

  Rental expenses increased $25.5 million or 89.9% to $53.9 million from $28.4 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 primarily as a result of approximately $22.4 million of expenses related to property acquisitions.

  Hotel expenses decreased $22.5 million or 100.0% to $0.0 from $22.5 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. There were no expenses during the six months ended June 30, 1998 as a result of the participating leases.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP


  General and Administrative expenses increased $5.3 million or 98.0% to $10.6 million from $5.4 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 primarily as a result of increased payroll costs associated with property acquisitions and costs associated with being a public company.

  Interest expense decreased $6.0 million or 10.9% to $48.7 million from $54.7 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. This was a result of the payoff of certain mortgage indebtedness totaling approximately $707.0 million with the proceeds from the initial offering offset by increases in mortgage indebtedness from property acquisitions resulting in approximately $22.9 million of interest expense.

  Depreciation and Amortization expense increased $11.8 million or 65.9% to $29.7 million from $17.9 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. This was primarily attributed to approximately $10.2 million of depreciation expense related to property acquisitions since the initial offering.

  As a result of the foregoing, income before minority interests increased $54.3 million to $60.7 million from $6.4 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

 COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO THE THREE MONTHS ENDED JUNE 30, 1997

  For discussion purposes, the results of operations for the three months ended June 30, 1998 represent solely the operating results of the Company. The results of operations for the three months ended June 30, 1997 combine the operating results of the Boston Properties Predecessor Group for the period from April 1, 1997 to June 22, 1997 and the operating results of the Company for the period from June 23, 1997 to June 30, 1997. Consequently, the comparison of the periods provides only limited information regarding the operations of the Company.

  Rental revenue increased $48.8 million or 96.8% to $99.2 million from $50.4 million for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. The increase is primarily due to rental revenue of approximately $39.1 million earned on the properties acquired since the initial offering and from the participating leases to operate the hotels.

  Hotel Operating revenue decreased $18.4 million or 100.0% to $0.0 from $18.4 million for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. Hotel revenue for the three months ended June 30, 1998 does not include any revenue as a result of the Operating Partnership entering into participating leases to operate the hotels.

  Development and Management Services revenue increased $2.4 million or 120.5% to $4.4 million from $2.0 million for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 primarily as a result of leasing commissions of $2.1 million earned on properties managed for a third party.

  Interest and Other revenue increased $3.5 million or 369.6% to $4.5 million from $0.9 million for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 due to interest income earned on the proceeds from the follow-on offering.

  Rental expenses increased $13.0 million or 90.3% to $27.4 million from $14.4 million for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 primarily due to rental expenses of approximately $11.6 million incurred as a result of property acquisitions.

  Hotel expenses decreased $12.5 million or 100.0% to $0.0 from $12.5 million for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. There were no expenses during the three months ended June 30, 1998 as a result of the participating leases.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP


  General and Administrative expenses increased $3.1 million or 115.1% to $5.8 million from $2.7 million for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 primarily as a result of increased payroll costs associated with property acquisitions and costs associated with being a public company.

  Interest expense decreased $3.2 million or 11.7% to $23.8 million from $27.0 million for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. This was a result of the payoff of certain mortgage indebtedness totaling approximately $707.0 million with the proceeds from the initial offering offset by increases in mortgage indebtedness from property acquisitions resulting in approximately $11.3 million of interest expense.

  Depreciation and Amortization expense increased $7.5 million or 83.2% to $16.6 million from $9.1 million for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. This was primarily attributed to depreciation expense of $5.6 million related to property acquisitions since the initial offering.

  As a result of the foregoing, income before minority interests increased $28.3 million to $34.4 million from $6.1 million for the three months ended June 30, 1998 compared to the three months ended June 30, 1997.

 Liquidity and Capital Resources

  The Company's consolidated indebtedness at June 30, 1998 was $1.3 billion at a weighted average interest rate of 7.4%. Based on the Company's total debt and equity market capitalization at June 30, 1998 of approximately $4.2 billion, the Company's consolidated debt represents approximately 32.0% of its total debt and equity market capitalization.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP


  The following represents the outstanding principal balances due under the first mortgages at June 30, 1998:

PROPERTIES               INTEREST RATE    PRINCIPAL       MATURITY DATE
----------               -------------  -------------- --------------------
                                        (IN THOUSANDS)
599 Lexington Avenue             7.00%    $  225,000   July 19, 2005(1)
280 Park Avenue                  7.00        220,000   September 11, 2002(2)
875 Third Avenue                 8.00        155,067   December 31, 2002(3)
Two Independence Square          8.09        121,148   February 27, 2003(4)
Riverfront Plaza                 6.61        120,992   January 21, 2008
One Independence Square          8.12         77,186   August 21, 2001(4)
2300 N Street                    6.88         66,000   August 3, 2003
Capital Gallery                  8.24         59,541   August 15, 2006
Ten Cambridge Center &
 North Garage                    7.57         40,000   March 29, 2000
10 & 20 Burlington Mall
 Road                            8.33         37,000   October 1, 2001(5)
The Lockheed Martin
 Building                        6.61         27,462   June 1, 2008(6)
Reston Town Center
 Office Complex                  6.56         25,932   May 1, 2008(6)
191 Spring Street                8.50         23,544   September 1, 2006
Bedford Business Park            8.50         22,881   December 10, 2008
The National Imagery &
 Mapping Agency Bldg.            6.51         22,468   June 1, 2008(6)
212 Carnegie Center              7.25         21,166   December 31, 2000(7)
202 Carnegie Center              7.25         19,686   December 31, 2000(7)
214 Carnegie Center              8.17         13,925   October 31, 2000(7), (8)
101 Carnegie Center              7.66          9,027   April 1, 2006(7)
Montvale Center                  8.59          7,845   December 1, 2006
Newport Office Park              8.13          6,629   July 1, 2001
Hilltop Business Center  LIBOR + 1.50          4,500   December 15, 1998
201 Carnegie Center              7.08            576   February 1, 2010(7)
                                          ----------
  Total                                   $1,327,575
                                          ==========

--------
(1) At maturity the lender has the option to purchase a 33.33% interest in this Property in exchange for the cancellation of the loan indebtedness.
(2) Outstanding principal of $213,000 bears interest at a fixed rate of 7.00%. The remaining $7,000 bears interest at a floating rate equal to LIBOR + 1.00%.
(3) The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The actual principal balance at June 30, 1998 was $150,000 and the interest rate was 8.75%. During the three months ended June 30, 1998, the Company made a $30,000 principal payment on this loan.
(4) The principal amount and interest rate shown has been adjusted to reflect the effective rates on the loans. The actual principal balances at June 30, 1998 were $120,594 and $76,938, respectively. The actual interest rates on the loans are 8.50%.
(5) Includes outstanding indebtedness secured by 91 Hartwell Avenue and 92 & 100 Hayden Avenue.
(6) These mortgage loans were partially repaid as part of the refinancing with a new lender during the quarter ended June 30, 1998.
(7) These mortgage loans were assumed by the Company through the acquisition of the Carnegie Center Portfolio.
(8) The interest rate shown has been adjusted to reflect the effective rates on the loans. The actual interest rate on the loans range from 7.90% to 8.40%.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP


  Net cash provided by operating activities increased $87.4 million to $116.8 million for the six months ended June 30, 1998, when compared to the same period in 1997. The increase was primarily due to revenues received during the quarter ended June 30, 1998 from the properties acquired subsequent to June 30, 1997, as well as interest reductions as a result of the payoff of certain mortgage loans in connection with the initial public offering. This was offset by an increase in depreciation as a result of the property acquisitions. Net cash used in investing activities was $554.0 million for the six months ended June 30, 1998 which resulted from property acquisitions during the period.

  Net cash provided by financing activities for the six months ended June 30, 1998 was $528.6 million, primarily as a result of proceeds received from the follow-on offering completed during January 1998. This was offset by repayments on the Unsecured Line of Credit as well as certain mortgage loans, in addition to proceeds received on new mortgage financing. Dividends paid during the six months also offset the proceeds from the follow-on offering.

  The Company expects to meet its short-term liquidity requirements generally through its initial working capital and net cash provided by operations. The Company's operating properties and hotels require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended June 30, 1998, the Company's recurring capital expenditures totaled $796.

  The Company expects to meet its long-term requirements for the funding of property development, property acquisitions and other non-recurring capital improvements through long-term secured and unsecured indebtedness (including the Unsecured Line of Credit) and the issuance of additional equity securities of the Company.

  The Company has development projects currently in process, which require commitments to fund to completion. Commitments under these arrangements totaled $260.7 million as of June 30, 1998. The Company expects to fund and has funded these commitments using available cash or the Unsecured Line of Credit. In addition, the Company has options to acquire land that require minimum deposits that the Company will fund using available cash or the Unsecured Line of Credit.

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

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP


  The following table presents the Company's Funds from Operations for the three months ended June 30, 1998:

                                                            THREE MONTHS ENDED
                                                              JUNE 30, 1998
                                                            ------------------
   Income before minority interests........................      $34,430
   Add:
     Real estate depreciation and amortization.............       16,415
   Less:
     Minority property partnership's share of Funds from
      Operations...........................................         (138)
                                                                 -------
   Funds from Operations...................................      $50,707
                                                                 =======
   Company's share.........................................      $38,938
                                                                 =======

 Inflation

  The majority of the Company's tenant leases require tenants to pay most operating expenses, including real estate taxes and insurance, and increases in common area maintenance expenses, which reduces the Company's exposure to increases in costs and operating expenses resulting from inflation.

 Newly Issued Accounting Standards

  Financial Accounting Standards Board Statement No. 133 ("FAS 133") "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, although earlier application is encouraged. FAS 133 established standards related to the Company's financial risks associated with its activity as it relates to financial activities with respect to derivative instruments and hedging. The Company currently does not engage in and has no plans to engage in the practice of using financial derivative instruments and hedging activities. The Company does not believe that the implementation of FAS 133 will have a material impact on the Company's financial position or results of operations.

 Year 2000 Compliance

  The Year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations. The Company recognizes the importance of ensuring that its business operations are not disrupted as a result of Year 2000 related computer system and software issues.

  The Company has conducted an assessment of its core internal and external computer information systems and is now taking the further necessary steps to understand the nature and extent of the work required to make its systems, in those situations in which the Company is required to do so, Year 2000 compliant. These steps may require the Company to modify, upgrade or replace some of its internal financial and operational systems. In addition, the Company is currently evaluating and assessing those computer systems that do not relate to information technology (such as systems designed to operate a building, which typically include embedded technology such as microcontrollers that may be harder to test, and may require complete replacement because they cannot be repaired), including, without limitation, its telecommunication systems, security systems (such as card-access door lock systems), energy management systems and elevator systems. Because this assessment is ongoing, the total cost of bringing all internal systems, equipment and operation into Year 2000 compliance has not been fully quantified. While these efforts involve additional costs, the Company believes, based on available information, that these costs will not have a material adverse effect on its business, financial condition or results

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

of operations. While the Company believes it will be Year 2000 compliant by December 31, 1999, if these efforts are not completed on time or if the cost of updating or replacing the Company's information systems exceeds the Company's current estimates, the Year 2000 issue could have a material impact on the Company's ability to meet its financial and reporting requirements. The Company is currently evaluating the consequences of a potential failure to remediate these matters and is in the process of developing contingency plans regarding these matters. The Company currently believes that it will be in a position to make such an evaluation and have such plans by December 31, 1998, and that it will have completed its remedial measures and become Year 2000 compliant by December 31, 1999.

  Further, no estimates can be made as to any potential adverse impact resulting from the failure of third-party service providers, (including, without limitation, its banks, its payroll processor and its telecommunications providers) vendors and tenants to prepare for the Year 2000. The Company is attempting to identify those risks as well as to receive compliance certificates from all third-parties that have a material impact on the Company's operations. Although the Company is in the process of working with such third-parties in order to attempt to eliminate its Year 2000 concerns the cost and timing of the third-party Year 2000 compliance is not within the Company's control and no assurance can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

  To date, the Company has not expended significant funds to assess its Year 2000 issues, as the Company's evaluation of its Year 2000 concerns has been conducted by its own personnel at routine staffing levels and without any out-of-pocket expenses for consultants. The Company's evaluation has not been subject to any independent verification or review process. Because the Company is still evaluating the nature of its Year 2000 issues, the Company cannot yet estimate the amount of additional future expenditures on the Year 2000 problem, but currently believes that it will be able to do so by December 31, 1998.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP


                          PART II. OTHER INFORMATION

ITEM 2--CHANGES IN SECURITIES

  On May 28, 1998, the Company acquired Tower Oaks for consideration that included the issuance of 592,916 OP Units. Such OP Units were issued to six accredited investors in a transaction that was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act. Under terms of the Operating Partnership's agreement of limited partnership and an agreement with the recipients of such OP Units, at any time after May 29, 1999 the Operating Partnership is obligated to redeem each such OP Unit at the request of the holder thereof for cash equal to the fair market value of a share of Common Stock at the time of such redemption, provided that the Company at its option may elect to acquire any such OP Unit presented for redemption for one share of Common Stock.

  On June 30, 1998, the Company acquired a portfolio of properties known as The Carnegie Center and Tower Center One for consideration that included the issuance of 2,442,222 Series One Preferred Units of Limited Partnership of the Operating Partnership. Such Preferred Units were issued to 16 accredited investors in a transaction that was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act and Regulation D thereunder. Under terms of the Operating Partnership's agreement of limited partnership and an agreement with the recipients of such OP Units, at any time after July 10, 1999 the Operating Partnership is obligated to redeem each such common OP Unit at the request of the holder thereof for cash equal to the fair market value of a share of Common Stock at the time of such redemption, provided that the Company at its option may elect to acquire any such common OP Unit presented for redemption for one share of Common Stock.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its annual meeting of stockholders on May 6, 1998. The stockholders voted to elect Mortimer B. Zuckerman as a Class I Director of the Company to serve until 2001. 54,662,907 votes were cast for the election of Mr. Zuckerman and 112,653 votes were withheld. Alan J. Patricof and Martin Turchin will continue to serve as Class II Directors until their present terms expire in 1999 and their successors are duly elected. Edward H. Linde and Ivan
G. Seidenberg will continue as Class III Directors until their present terms expire in 2000 and their successors are duly elected.

  The Stockholders also voted to ratify the Board of Directors' selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 1998. 54,695,916 votes were cast for, 23,677 votes were cast against, and 55,967 votes abstained from this proposal.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    EXHIBIT
   NUMBER           DESCRIPTION
   --------         -----------
   27.1       Financial Data Schedule

  (b) Reports on Form 8-K

  A Form 8-K dated June 9, 1998 was filed with the Securities and Exchange Commission to report under Item 3 of such report certain information to be presented to investors throughout the week of June 9, 1998.

  A Form 8-K dated June 30, 1998 was filed with the Securities and Exchange Commission to report under Item 5 of such report that the Company had acquired a portfolio of properties in Princeton and East Brunswick, New Jersey.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP


  A Form 8-K dated July 2, 1998 was filed with the Securities and Exchange Commission to report under Item 5 of such report that the Company had acquired the Prudential Center in Boston, Massachusetts.

  A Form 8-K dated July 10, 1998 was filed with the Securities and Exchange Commission to report under Item 5 of such report that the Company had acquired Metropolitan Square in Washington, D.C.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BOSTON PROPERTIES, INC.

                                                     /s/ David G. Gaw
                                          _____________________________________
                                          David G. Gaw,
                                          Chief Financial Officer
                                          (Duly authorized officer and
                                          principal financial officer)

August 14, 1998