Form 10-Q
period 1998-09-30
BOSTON PROPERTIES INC
filed 1998-11-17
CIK 1037540

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER 1-13087

                            BOSTON PROPERTIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              04-2473675
                                              (IRS EMPLOYER ID. NUMBER)
     (STATE OR OTHER JURISDICTION
   OF INCORPORATION OR ORGANIZATION)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK, PAR VALUE $.01                    63,527,552
                (CLASS)                   (OUTSTANDING ON NOVEMBER 16, 1998)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            BOSTON PROPERTIES, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

                                                                         PAGE(S)
                                                                         -------
 PART I.  FINANCIAL INFORMATION
 ITEM 1.  Consolidated and Combined Financial Statements:
          1.  Consolidated Balance Sheets as of September 30, 1998 and
              December 31, 1997........................................      1
          2.  Consolidated and Combined Statements of Operations for
              the Company for the nine months ended September 30, 1998
              and for the period from June 23, 1997 to
              September 30, 1997 and for the Predecessor Group for the
              period from January 1, 1997 to June 22, 1997.............      2
          3.  Consolidated Statements of Operations for the three
              months ended September 30, 1998 and September 30, 1997...      3
          4.  Consolidated and Combined Statements of Cash Flows for
              the Company for the nine months ended September 30, 1998
              and for the period from June 23, 1997 to
              September 30, 1997 and for the Predecessor Group for the
              period from January 1, 1997 to June 22, 1997.............      4
          5.  Notes to the Consolidated and Combined Financial
              Statements...............................................      5
 ITEM 2.  Management's Discussion and Analysis of Financial Conditions
           and Results of Operations...................................     10
 PART II. OTHER INFORMATION
 ITEM 2.  Changes in Securities........................................     19
 ITEM 6.  Exhibits and Reports on Form 8-K.............................     19
 Signatures.............................................................    20

                            BOSTON PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1998          1997
                                                     ------------- ------------
                                                      (UNAUDITED)
                                                       (IN THOUSANDS, EXCEPT
                                                           SHARE AMOUNTS)
                       ASSETS
                       ------
Real estate:                                          $3,562,645    $1,796,500
  Less: accumulated depreciation....................    (335,821)     (294,218)
                                                      ----------    ----------
    Total real estate...............................   3,226,824     1,502,282
Cash and cash equivalents...........................      15,544        17,560
Escrows.............................................      19,668        14,178
Tenant and other receivables, net...................      33,160        24,458
Accrued rental income, net..........................      67,692        55,190
Deferred charges, net...............................      41,244        35,485
Prepaid expenses and other assets...................      23,064        20,225
Investment in joint ventures........................      32,136         3,143
                                                      ----------    ----------
    Total assets....................................  $3,459,332    $1,672,521
                                                      ==========    ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Liabilities:
  Mortgage notes payable............................  $1,752,430    $1,099,253
  Unsecured line of credit..........................     195,000       233,000
  Accounts payable and accrued expenses.............      41,502        23,822
  Dividends payable.................................         --         22,539
  Accrued interest payable..........................       4,784         6,581
  Other liabilities.................................      26,357        11,642
                                                      ----------    ----------
    Total liabilities...............................   2,020,073     1,396,837
                                                      ----------    ----------
Commitments and contingencies.......................         --            --
                                                      ----------    ----------
Minority interests..................................     462,015       100,636
                                                      ----------    ----------
Stockholders' equity:
  Preferred stock, $.01 par value, 50,000,000 shares
   authorized, none issued or outstanding...........         --            --
  Excess stock, $.01 par value, 150,000,000 shares
   authorized, none issued or outstanding...........         --            --
  Common stock, $.01 par value, 250,000,000 shares
   authorized, 63,527,552 and 38,694,041 issued and
   outstanding, respectively........................         635           387
  Additional paid-in capital........................     949,972       172,347
  Earnings in excess of dividends...................      26,637         2,314
                                                      ----------    ----------
    Total stockholders' equity......................     977,244       175,048
                                                      ----------    ----------
      Total liabilities and stockholders' equity....  $3,459,332    $1,672,521
                                                      ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

                                                                  THE PREDECESSOR
                                        THE COMPANY                    GROUP
                          --------------------------------------- ---------------
                                                  PERIOD FROM       PERIOD FROM
                              NINE MONTHS        JUNE 23, 1997    JANUARY 1, 1997
                                 ENDED                TO                TO
                          SEPTEMBER  30, 1998 SEPTEMBER  30, 1997  JUNE 22, 1997
                          ------------------- ------------------- ---------------
                          (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue
  Rental:
    Base rent...........       $286,610             $57,892          $ 80,122
    Recoveries from
     tenants............         33,027               6,144            10,283
    Parking and other...          5,880                 217             3,397
                               --------             -------          --------
      Total rental
       revenue..........        325,517              64,253            93,802
  Hotel operating.......            --                  --             31,185
  Development and
   management services..          8,893               2,221             3,685
  Interest and other....          9,410               1,879             1,146
                               --------             -------          --------
      Total revenue.....        343,820              68,353           129,818
                               --------             -------          --------
Expenses
  Rental:
    Operating...........         50,444               8,828            13,650
    Real estate taxes...         46,744               9,065            13,382
  Hotel:
    Operating...........            --                  --             20,938
    Real estate taxes...            --                  --              1,514
  General and
   administrative.......         16,750               3,164             5,116
  Interest..............         81,926              16,091            53,324
  Depreciation and
   amortization.........         51,212              10,113            17,054
                               --------             -------          --------
      Total expenses....        247,076              47,261           124,978
                               --------             -------          --------
Income before minority
 interests..............         96,744              21,092             4,840
Minority interest in
 property partnership...           (390)                (69)             (235)
                               --------             -------          --------
Income before minority
 interest in Operating
 Partnership............         96,354              21,023             4,605
Minority interest in
 Operating Partnership..        (25,025)             (6,169)              --
                               --------             -------          --------
Income before
 extraordinary items....         71,329              14,854             4,605
Extraordinary gain on
 early debt
 extinguishments, net...          3,564               7,925               --
                               --------             -------          --------
Net income..............       $ 74,893             $22,779          $  4,605
                               ========             =======          ========
Basic earnings per
 share:
  Income before
   extraordinary items..       $   1.19             $  0.39               --
  Extraordinary gain,
   net..................           0.06                0.20               --
                               --------             -------
  Net income............       $   1.25             $  0.59               --
                               ========             =======
Weighted average number
 of common shares
 outstanding............         60,101              38,694               --
Diluted earnings per
 share:
  Income before
   extraordinary items..       $   1.17             $  0.38               --
  Extraordinary gain,
   net..................           0.06                0.20               --
                               --------             -------
  Net income............       $   1.23             $  0.58               --
                               ========             =======
Weighted average number
 of common and common
 equivalent shares
 outstanding............         60,744              38,979               --

   The accompanying notes are an integral part of these financial statements.

                            BOSTON PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   THREE MONTHS  THREE MONTHS
                                                       ENDED         ENDED
                                                   SEPTEMBER 30, SEPTEMBER 30,
                                                       1998          1997
                                                   ------------- -------------
                                                        (UNAUDITED AND IN
                                                    THOUSANDS, EXCEPT FOR PER
                                                         SHARE AMOUNTS)
Revenue
  Rental:
    Base rent.....................................   $119,535       $53,433
    Recoveries from tenants.......................     13,665         5,656
    Parking and other.............................      3,174           162
                                                     --------       -------
      Total rental revenue........................    136,374        59,251
  Development and management services.............      2,734         2,105
  Interest and other..............................      1,069         1,633
                                                     --------       -------
      Total revenue...............................    140,177        62,989
                                                     --------       -------
Expenses
  Rental:
    Operating.....................................     23,651         8,071
    Real estate taxes.............................     19,604         8,452
  General and administrative......................      6,129         2,917
  Interest........................................     33,183        14,719
  Depreciation and amortization...................     21,523         9,268
                                                     --------       -------
      Total expenses..............................    104,090        43,427
                                                     --------       -------
Income before minority interests..................     36,087        19,562
Minority interest in property partnership.........       (161)          (60)
                                                     --------       -------
Income before minority interest in Operating
 Partnership......................................     35,926        19,502
Minority interest in Operating Partnership........    (10,585)       (5,722)
                                                     --------       -------
Income before extraordinary items.................     25,341        13,780
Extraordinary loss on early debt extinguishments,
 net..............................................        --            (58)
                                                     --------       -------
Net income........................................   $ 25,341       $13,722
                                                     ========       =======
Basic earnings per share:
  Income before extraordinary items...............   $   0.40       $  0.36
  Extraordinary loss, net.........................        --            --
                                                     --------       -------
  Net income......................................   $   0.40       $  0.36
                                                     ========       =======
Weighted average number of common shares
 outstanding......................................     63,468        38,694
Diluted earnings per share:
  Income before extraordinary items...............   $   0.40       $  0.35
  Extraordinary loss, net.........................        --            --
                                                     --------       -------
  Net income......................................   $   0.40       $  0.35
                                                     ========       =======
Weighted average number of common and common
 equivalent shares outstanding....................     63,991        38,998

   The accompanying notes are an integral part of these financial statements.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                                                 THE PREDECESSOR
                                        THE COMPANY                   GROUP
                           ------------------------------------- ---------------
                                                 PERIOD FROM       PERIOD FROM
                                                JUNE 23, 1997    JANUARY 1, 1997
                           NINE MONTHS ENDED          TO               TO
                           SEPTEMBER 30, 1998 SEPTEMBER 30, 1997  JUNE 22, 1997
                           ------------------ ------------------ ---------------
                                       (UNAUDITED AND IN THOUSANDS)
Cash flows from operating
 activities:
 Net income..............     $    74,893         $  22,779         $  4,605
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
 Depreciation and
  amortization...........          51,212            10,113           17,054
 Non-cash portion of
  interest expense.......             349               173            1,497
 Extraordinary gain on
  early debt
  extinguishments........          (4,641)          (11,216)             --
 Minority interest in
  Operating
  Partnership............          24,598             9,463              --
 Change in assets and
  liabilities:
 Tenant and other
  receivables............          (8,702)            5,993           (7,114)
 Prepaid expenses and
  other assets...........          (2,839)           (3,038)          (1,494)
 Escrows.................          (5,490)              --               --
 Accrued rental income...         (12,502)             (881)            (291)
 Accounts payable and
  accrued expenses.......          17,680            (2,138)           5,220
 Accrued interest
  payable................          (1,797)           (8,049)           2,021
 Other liabilities.......          14,715             2,731            3,728
                              -----------         ---------         --------
   Total adjustments.....          72,583             3,151           20,621
                              -----------         ---------         --------
   Net cash provided by
    operating
    activities...........         147,476            25,930           25,226
                              -----------         ---------         --------
Cash flows from investing
 activities:
 Acquisitions/additions
  to real estate.........      (1,168,281)         (366,054)         (27,721)
 Tenant leasing costs....         (12,018)               95           (2,550)
 Investment in joint
  ventures...............         (28,993)           (1,345)          (2,573)
 Cash from contributed
  assets.................             --             10,510              --
                              -----------         ---------         --------
   Net cash used in
    investing
    activities...........      (1,209,292)         (356,794)         (32,844)
                              -----------         ---------         --------
Cash flows from financing
 activities:
 Net proceeds from sales
  of common stock........         819,326           839,209              --
 Owners' contributions...             --                --             9,330
 Owners' distributions...             --                --           (30,565)
 Borrowings on unsecured
  line of credit.........         195,000            71,000              --
 Repayment of unsecured
  line of credit.........        (233,000)              --               --
 Repayments of long term
  debt...................        (142,327)         (708,090)             --
 Proceeds from long term
  debt...................         517,800           220,000              --
 Repayments on mortgage
  notes..................          (8,161)              --            (3,799)
 Accounts payable--
  affiliate..............             --            (19,983)          17,619
 Proceeds from notes
  payable--affiliate.....             --            (38,833)          16,716
 Dividends and
  distributions paid.....         (88,579)              --               --
 Escrows.................             --             14,934             (136)
 Costs related to debt
  extinguishments........             --             (8,512)             --
 Deferred financing and
  other costs............            (259)          (12,872)             (35)
                              -----------         ---------         --------
   Net cash provided by
    financing
    activities...........       1,059,800           356,853            9,130
                              -----------         ---------         --------
Net increase (decrease)
 in cash.................          (2,016)           25,989            1,512
Cash and cash
 equivalents, beginning
 of period...............          17,560               --             8,998
                              -----------         ---------         --------
Cash and cash
 equivalents, end of
 period..................     $    15,544         $  25,989         $ 10,510
                              ===========         =========         ========
Supplemental disclosures:
 Cash paid for interest..     $    87,186         $  26,032         $ 50,917
                              ===========         =========         ========
 Interest capitalized....     $     3,812         $     683         $  1,111
                              ===========         =========         ========
Non-cash activities:
 Operating activity:
 Non-cash portion of
  interest expense.......     $       349         $     173         $  1,497
                              ===========         =========         ========
 Investing and Financing
  activities:
 Fair value of mortgage
  notes payable assumed
  in connection with
  acquisitions...........     $   246,626               --               --
                              ===========
 Issuance of minority
  interest in connection
  with acquisitions .....     $   305,797               --               --
                              ===========
 Common stock issued in
  connection with
  acquisition............     $     5,000               --               --
                              ===========

   The accompanying notes are an integral part of these financial statements.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. ORGANIZATION

  Boston Properties, Inc. (the "Company"), a Delaware corporation, is a self-administered and self-managed real estate investment trust ("REIT"). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership (the "Operating Partnership") and at September 30, 1998, owned an approximate 73.53% general and limited partnership interest in the Operating Partnership. Partnership interests in the operating partnership are denominated as "common units of partnership interest" (also referred to as "OP Units") or "preferred units of partnership interest" (also referred to as "Preferred Units"). A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to agreements upon the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock, except that the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of common stock of the Company ("Common Stock"). Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. Each series of Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company.

  All references to the Company refer to Boston Properties, Inc. and its subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

  On June 23, 1997, the Company commenced operations after completing an initial public offering of 36,110,000 common shares (including 4,710,000 shares issued as a result of the exercise of an over-allotment option by the underwriters). The 36,110,000 shares of Common Stock were issued at a price per share of $25.00, generating gross proceeds of $902.8 million. The proceeds to the Company, net of underwriters' discount and offering costs, were approximately $839.2 million. Upon the completion of such offering, the Company succeeded to substantially all of the interests of Boston Properties, Inc., a Massachusetts corporation, and its affiliates (collectively, the "Predecessor Group") in (i) a portfolio of office, industrial and hotel properties and (ii) the acquisition, property management, leasing, development and construction businesses of the Predecessor Group. The acquisition, property management, leasing, development and construction businesses are being carried out by the Operating Partnership and the Company's majority-owned affiliate, Boston Properties Management, Inc.

  To assist the Company in maintaining its status as a REIT, the Company leases its two in-service hotel properties, pursuant to a lease with a participation in the gross receipts of such hotel properties, to a lessee ("ZL Hotel LLC") in which Messrs. Zuckerman and Linde, the Chairman of the Board and Chief Executive Officer, respectively, are the sole member-managers. Messrs. Zuckerman and Linde have a 9.8% economic interest in such lessee and one or more unaffiliated public charities have a 90.2% economic interest. Marriott International, Inc. manages these hotel properties under the Marriott name pursuant to a management agreement with the lessee. Under the REIT requirements, revenues from a hotel are not considered to be rental income for purposes of certain income tests which a REIT must meet. Accordingly, in order to maintain its qualification as a REIT, the Company has entered into the participating leases described above to provide revenue which qualifies as rental income under the REIT requirements. The Company intends to make similar arrangements with respect to a hotel property under development.

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

  As of September 30, 1998, the Company and the Operating Partnership had 63,527,552 and 22,864,913 common shares and OP Units outstanding, respectively. In addition, the Operating Partnership had 2,442,222 Preferred Units outstanding. The outstanding Preferred Units at September 30, 1998 were all of one series and bear a preferred distribution of 7.25% per annum on a liquidation preference of $34.00 per unit and are convertible into OP Units at a rate of $38.25 per Preferred Unit.

  As of September 30, 1998, the Company owned a portfolio of 114 commercial real estate properties (82 properties at December 31, 1997) (the "Properties") aggregating over 25 million square feet (including nine properties currently under development). The Properties consist of 101 office properties, including 70 Class A office properties and 31 Research and Development properties; nine industrial properties; three hotels; and one parking garage. The Company considers Class A office properties to be centrally located buildings that are professionally managed and maintained, attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings. The Company considers Research and Development properties to support office, research and development and other technical uses.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements of the Company include all the accounts of the Company, its majority-owned Operating Partnership, and its subsidiaries. The financial statements reflect the properties acquired at their historical accounting basis to the extent of the acquisition of interests from the Predecessor Group's owners who continued as investors. The remaining interests acquired for cash from those owners of the Predecessor Group who decided to sell their interests have been accounted for as a purchase and the excess of the purchase price over the related historical cost basis was allocated to real estate. The combined financial statements of the Predecessor Group include interests in properties and the third party commercial real estate development, project management and property management business. The accompanying combined financial statements for the Predecessor Group have been presented on a combined basis due to the common ownership and management of the entities included in the Predecessor Group; therefore, its combined financial statements are presented for comparative purposes. All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-K for its fiscal year ended December 31, 1997.

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

3. REAL ESTATE ACQUISITIONS DURING THE QUARTER ENDED SEPTEMBER 30, 1998

  On July 2, 1998, the Company acquired The Prudential Center, located in Boston, Massachusetts. The Prudential Center, which consists of two Class A office towers totaling approximately 1.7 million square feet and a retail complex totaling approximately 475,000 square feet, was acquired for approximately $519.0 million. The acquisition was funded through mortgage financing of $300.0 million, a draw down of $100.0 million from

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

the Company's unsecured line of credit, the issuance of 2,993,414 OP Units valued at approximately $96.2 million and cash of approximately $22.8 million. The Company also acquired a 50% interest in development rights for cash of approximately $27.0 million.

  On July 10, 1998, the Company acquired Metropolitan Square, an approximately 583,685 square foot, Class A office property in Washington, D.C., for approximately $175.0 million. The acquisition was funded through the assumption of mortgage debt with a fair value of approximately $108.4 million, the issuance of 815,409 OP Units valued at approximately $27.7 million and cash of approximately $38.9 million.

  On July 21, 1998, the Company acquired The Candler Building, an approximately 518,954 square foot, Class A office property in Baltimore, Maryland, for approximately $61.0 million. The acquisition was funded through a draw down of $30.0 million from the Company's unsecured line of credit, the issuance of 146,898 shares of the Company's common stock valued at approximately $5.0 million and cash of $26.0 million.

  On August 18, 1998, the Company acquired 1301 New York Avenue, an approximately 185,000 square foot, Class A office property in Washington, DC for approximately $28.0 million. The acquisition was funded through mortgage financing of $20.0 million, cash of $6.5 million and the issuance of 44,390 OP Units valued at approximately $1.5 million. The Company is in the process of renovating this property for an estimated cost of $18.2 million. The Company has entered into a lease with a single tenant pursuant to which this property will be 100% occupied following completion of these renovations.

4. INVESTMENT IN JOINT VENTURE

  On September 28, 1998, the Company entered into a joint venture with an unrelated third party to develop parcels of land in Washington, D.C. into Class A office buildings. As of September 30, 1998, the Company has invested approximately $24.1 million for a 50% interest in the joint venture.

5. MINORITY INTERESTS

  Minority interests relate to the interests in the Operating Partnership and property partnerships that are not owned by the Company. As of September 30, 1998, there were 22,864,913 OP Units and 2,442,222 Preferred Units outstanding.

6. STOCKHOLDERS' EQUITY

  On July 2, 1998, the Company sold 1,675,846 shares of Common Stock in a private placement for approximately $53.8 million.

  On July 21, 1998, the Company issued 146,898 shares of Common Stock in a private placement in connection with an acquisition.

  The Company filed a registration statement, which was declared effective on August 27, 1998, relating to the sale by certain selling shareholders of 2,678,774 common shares which may be issuable upon redemption of OP Units previously issued in connection with the initial offering.

  The Company filed a registration statement which was declared effective on September 15, 1998 relating to the sale by a selling shareholder of the 4,669,260 common shares previously issued or which may be issuable upon redemption of OP Units previously issued in connection with the acquisition of the Prudential Center.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)


7. EARNINGS PER SHARE

                              FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                              -----------------------------------------------
                                 INCOME            SHARES         PER SHARE
                               (NUMERATOR)      (DENOMINATOR)      AMOUNT
                              --------------   ---------------   ------------
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Basic Earnings Per Share:
     Income available to
      common shareholders...    $       25,341           63,468    $       0.40
   Effective of Dilutive
    Securities:
     Convertible OP Units
      related to 875 Third
      Avenue................               --                92             --
     Stock Options..........               --               431             --
                                --------------    -------------    ------------
   Diluted Earnings Per
    Share:
     Income available to
      common shareholders...    $       25,341           63,991    $       0.40
                                ==============    =============    ============

8. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

  The accompanying unaudited pro forma information for the nine month period ended September 30, 1998 and 1997 is presented as if the initial offering and follow-on offering discussed in Note 1 and the material property acquisitions since the initial offering had occurred on January 1, 1997. This pro forma information is based upon the historical consolidated financial statements of the Company and the Predecessor Group and should be read in conjunction with the consolidated and combined financial statements and the notes thereto.

  This unaudited pro forma condensed information does not purport to represent what the actual results of operations would have been had the above occurred, nor do they purport to predict the results of operations for future periods.

                                        NINE MONTHS           NINE MONTHS
                                       ENDED 9/30/98         ENDED 9/30/97
                                     ------------------    ------------------
                                                  (UNAUDITED)
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenue......................    $          407,433    $          368,123
Income before extraordinary items..    $           77,978    $           64,704
Income per share of common stock
 before extraordinary item--basic..    $             1.23    $             1.02
Income per share of common stock
 before extraordinary item--dilut-
 ed................................    $             1.22    $             1.01
Weighted average number of common
 shares outstanding--basic.........                63,370                63,370
Weighted average number of common
 shares outstanding--diluted.......                63,974                63,974

9. SUBSEQUENT EVENTS

  On October 6, 1998, the Company obtained mortgage financing totaling $95.0 million secured by 100 East Pratt Street in Baltimore, Maryland. The proceeds were used to pay down a portion of the Company's Unsecured Line of Credit. Such financing bears interest at an average rate of 6.725% and matures on November 1, 2008.

  On October 29, 1998, the Company declared a dividend of $0.425 per share for the quarter ended September 30, 1998, payable on November 19, 1998 to shareholders of record on November 9, 1998.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)


  On November 3, 1998, the Company acquired Reservoir Place, an approximately 531,000 square foot, Class A office property in Waltham, Massachusetts for approximately $95.4 million. The acquisition was funded by the assumption of debt of approximately $66.4 million, the issuance of OP Units valued at approximately $27.1 million and cash of approximately $1.9 million.

  On November 12, 1998, the Company closed on the first of two phases of its acquisition of Embarcadero Center, located in San Francisco, California. The portfolio consists of six Class A buildings with office and retail space, totaling approximately 3.66 million square feet of office space, 354,000 square feet of retail space and a 2,290 space underground parking garage. In the first phase of the acquisition (the "Initial Acquisition"), the Company acquired all of the interests in two of the six buildings and an approximate 50% interest in the remaining four buildings. Upon the consummation of the second phase, which the Company expects will close in the first quarter of 1999, the Company will own all of the outstanding interests in the remaining four buildings, although no assurance can be given in this regard. The total cost of the acquisition (including both phases) is expected to be approximately $1.233 billion (including closing costs).

  The acquisition, including both phases, will be funded through the assumption or incurrence of approximately $730.0 million of property related debt, a draw down of approximately $87.4 million from the Unsecured Line of Credit, the issuance of series two preferred units having an aggregate liquidation preference of approximately $306.0 million, the issuance of series three preferred units having an aggregate liquidation of approximately $9.6 million and the issuance of $100.0 million of series A convertible redeemable preferred stock.

  Subsequent to the closing, the Company repaid approximately $456.0 million of property related debt assumed in connection with the Embarcadero Acquisition and paid a fee of approximately $16.7 million. In addition, the Company obtained approximately $621.0 million of new mortgage financing.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
                                  (UNAUDITED)

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results or developments could differ materially from those projected in such statements as a result of certain factors set forth in the section below entitled "Certain Factors Affecting Future Operating Results" and elsewhere in this report.

 Results of Operations

 COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

  For discussion purposes, the results of operations for the nine months ended September 30, 1998 represent solely the operating results of the Company. The results of operations for the nine months ended September 30, 1997 combine the operating results of the Predecessor Group for the period from January 1, 1997 to June 22, 1997 and the operating results of the Company for the period from June 23, 1997 to September 30, 1997. Consequently, the comparison of the periods provides only limited information regarding the operations of the Company.

  Rental revenue increased $167.4 million or 105.9% to $325.5 million from $158.1 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The increase is primarily due to rental revenue earned totaling approximately $111.6 million on the operations of properties acquired since the initial offering and from the participating leases to operate the hotels, which were entered into at the time of the initial offering, at which time the Company ceased operating its hotel properties.

  Hotel Operating revenue decreased $31.2 million or 100.0% to $0.0 from $31.2 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Hotel revenue ceased upon completion of the initial public offering when the Operating Partnership leased the hotels to lessees under participating leases.

  Development and Management Services revenue increased $3.0 million, or 50.6% to $8.9 million from $5.9 million, for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 primarily as a result of a leasing commission of $2.1 million earned on a property managed for a third party.

  Interest and Other revenue increased $6.4 million or 211.1% to $9.4 million from $3.0 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 due to interest income earned on the proceeds from the follow-on offering.

  Rental expenses increased $52.3 million or 116.3% to $97.2 million from $44.9 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 primarily as a result of approximately $34.1 million of expenses related to the operations of acquired properties.

  Hotel expenses decreased $22.5 million or 100.0% to $0.0 from $22.5 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. There were no expenses during the nine months ended September 30, 1998 as a result of the participating leases.

  General and Administrative expenses increased $8.5 million or 102.3% to $16.8 million from $8.3 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 primarily as a result of increased payroll costs associated with the operations of acquired properties as well as increased legal, accounting and administrative costs associated with operating as a public company.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
                                  (UNAUDITED)


  Interest expense increased $12.5 million or 18.0% to $81.9 million from $69.4 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This was a result of the payoff of certain mortgage indebtedness totaling approximately $707.0 million with the proceeds from the initial offering offset by increases in mortgage indebtedness from property acquisitions resulting in approximately
$31.2 million of interest expense.

  Depreciation and Amortization expense increased $24.0 million or 88.5% to $51.2 million from $27.2 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This was primarily attributed to approximately $16.5 million of depreciation expense related to the operations of properties acquired since the initial offering.

  As a result of the foregoing, net income before minority interests increased $70.8 million to $96.7 million from $25.9 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

 COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

  Rental revenue increased $77.1 million or 130.2% to $136.4 million from $59.3 million for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The increase is primarily due to rental revenue of approximately $63.2 million earned on the operations of properties acquired since the initial offering.

  Development and Management Services revenue increased $0.6 million or 29.9% to $2.7 million from $2.1 million for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 primarily as a result of new development contracts.

  Interest and Other revenue decreased $0.5 million or 34.5% to $1.1 million from $1.6 million for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 due to interest income earned on the proceeds from the follow-on offering.

  Rental expenses increased $26.8 million or 161.8% to $43.3 million from $16.5 million for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 primarily due to rental expenses of approximately $21.6 million incurred as a result of the operations of acquired properties.

  General and Administrative expenses increased $3.2 million or 110.1% to $6.1 million from $2.9 million for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 primarily as a result of increased payroll costs associated with the operations of acquired properties as well as increased legal, accounting and administrative costs associated with operating as a public company.

  Interest expense increased $18.5 million or 125.4% to $33.2 million from $14.7 million for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. This was a result of the payoff of certain mortgage indebtedness totaling approximately $707.0 million with the proceeds from the initial offering offset by increases in mortgage indebtedness from property acquisitions resulting in approximately $16.4 million of interest expense.

  Depreciation and Amortization expense increased $12.2 million or 132.2% to $21.5 million from $9.3 million for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. This was primarily attributed to depreciation expense of $9.4 million related to the operations of properties acquired since the initial offering.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
                                  (UNAUDITED)


  As a result of the foregoing, net income before minority interests increased $16.5 million to $36.1 million from $19.6 million for the three months ended September 30, 1998 compared to the three months ended September 30, 1997.

 Liquidity and Capital Resources

  The Company's consolidated indebtedness at September 30, 1998 was $1.9 billion at a weighted average interest rate of 7.2%. Based on the Company's total market capitalization (the principal amount of all Company indebtedness plus the aggregate value of all outstanding shares of Common Stock, OP Units and Preferred Units) at September 30, 1998 of approximately $4.5 billion, the Company's consolidated debt represents approximately 43.6% of its total market capitalization.

  The Company has a $500 million unsecured revolving line credit (the "Unsecured Line of Credit") with BankBoston, N.A., as agent that expires in June 2000. The Company uses the Unsecured Line of Credit principally to facilitate its development and acquisition activities and for working capital purposes. As of November 13, 1998, the Company had $15.0 million outstanding under the Unsecured Line of Credit.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
                                  (UNAUDITED)


  The following represents the outstanding principal balances due under first mortgages on the Company's Properties at September 30, 1998:

PROPERTIES                           INTEREST RATE    PRINCIPAL       MATURITY DATE
----------                           -------------  -------------- --------------------
                                                    (IN THOUSANDS)
The Prudential Center                        6.72%    $  299,545   July 1, 2008
599 Lexington Avenue                         7.00        225,000   July 19, 2005(1)
280 Park Avenue                              7.00        213,000   September 11, 2002
280 Park Avenue                      LIBOR + 1.00          7,000   September 11, 2002
875 Third Avenue                             8.00        154,868   December 31, 2002(2)
Two Independence Square                      8.09        120,700   February 27, 2003(3)
Riverfront Plaza                             6.61        120,496   January 21, 2008
Metropolitan Square                          6.80        107,910   June 1, 2000(4)
One Independence Square                      8.12         76,899   August 21, 2001(3)
2300 N Street                                6.88         66,000   August 3, 2003
Capital Gallery                              8.24         59,324   August 15, 2006
Ten Cambridge Center & North Garage          7.57         40,000   March 29, 2000
10 & 20 Burlington Mall Road                 8.33         37,000   October 1, 2001(5)
The Lockheed Martin Building                 6.61         27,356   June 1, 2008
Reston Town Center Office Complex            6.56         25,830   May 1, 2008
191 Spring Street                            8.50         23,499   September 1, 2006
Bedford Business Park                        8.50         22,775   December 10, 2008
The National Imagery & Mapping
 Agency Building                             6.51         22,380   June 1, 2008
212 Carnegie Center                          7.25         21,083   December 31, 2000
1301 New York Avenue                         6.70         20,000   August 15, 2009
202 Carnegie Center                          7.25         19,608   December 31, 2000
214 Carnegie Center                          7.90         13,811   October 31, 2000
101 Carnegie Center                          7.66          8,946   April 1, 2006
Montvale Center                              8.59          7,819   December 1, 2006
Newport Office Park                          8.13          6,565   July 1, 2001
Hilltop Business Center              LIBOR + 1.50          4,450   December 15, 1998
201 Carnegie Center                          7.08            566   February 1, 2010
                                                      ----------
  Total                                               $1,752,430
                                                      ==========

--------
(1) At maturity the lender has the option to purchase a 33.33% interest in this Property in exchange for the cancellation of the loan indebtedness.

(2) The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The actual principal balance at September 30, 1998 was $150,000 and the interest rate was 8.75%.

(3) The principal amount and interest rate shown has been adjusted to reflect the effective rates on the loans. The actual principal balances at September 30, 1998 were $120,219 and $76,688, respectively. The actual interest rates on the loans are 8.50%.

(4) The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The actual principal balance at September 30, 1998 was $104,040 and the interest rate was 9.13%.

(5) Includes outstanding indebtedness secured by 91 Hartwell Avenue and 92 & 100 Hayden Avenue.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
                                  (UNAUDITED)


  The Company expects to meet its short-term liquidity requirements generally through its existing working capital and net cash provided by operations. The Company's operating properties and hotels require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended September 30, 1998, the Company's recurring capital expenditures totaled $1,000.

  The Company expects to meet its long-term requirements for the funding of property development, property acquisitions and other non-recurring capital improvements through long-term secured and unsecured indebtedness (including the Unsecured Line of Credit) and the issuance of additional equity securities of the Company.

  The Company has development projects currently in process, which require commitments to fund to completion. Commitments under these arrangements totaled $224.8 million as of September 30, 1998. The Company expects to fund these commitments using available cash or the Unsecured Line of Credit. In addition, the Company has options to acquire land that require minimum deposits that the Company will fund using available cash or the Unsecured Line of Credit.

  On September 28, 1998, the Company agreed to acquire all of the direct and indirect interests in a portfolio of Class A office and retail space known collectively as the "Embarcadero Center" for approximately $1.233 billion, including closing costs (the "Embarcadero Acquisition"). The Embarcadero Center is situated on 8.4 acres of waterfront property in San Francisco's financial district and consists of an aggregate of 3.66 million square feet of net rentable office space, 354,000 square feet of retail space and 2,290 underground parking spaces. The Embarcadero Center consists of six buildings:
Embarcadero Centers 1, 2, 3 and 4 (collectively, the "EC Buildings"), Embarcadero Center West Tower (the "Tower") and the Old Federal Reserve Building. The agreement is by and among (i) Boston Properties, Inc. and certain of its affiliates (collectively, the "Company"); (ii) certain parties who are affiliated with, or who have co-invested in the Embarcadero Center with, David Rockefeller and Associates (collectively, "Rockefeller"); and
(iii) The Prudential Insurance Company of America and certain of its affiliates (collectively, "Prudential").

  On November 12, 1998, the Company closed on the first phase (the "Initial Closing") of the Embarcadero Acquisition. The Embarcadero Acquisition is scheduled to close in two phases. Upon the closing of both phases, the Company expects that the transaction will have been financed as follows: (i) the assumption or incurrence of approximately $730 million of property related, secured indebtedness, which has a weighted average maturity of 8.85 years and a weighted average fixed interest rate of 6.63%: (ii) the incurrence of approximately $87.3 million of unsecured financing under the Company's Unsecured Line of Credit; (iii) the issuance of Series Two Preferred Units of Boston Properties Limited Partnership, the operating partnership subsidiary of Boston Properties, Inc. (the "Operating Partnership"), having an aggregate liquidation preference of approximately $305.7 million; (iv) the issuance of Series Three Preferred Units of the Operating Partnership having an aggregate liquidation preference of approximately $9.7 million; and (v) the issuance of $100.0 million of the Company's Series A Convertible Redeemable Preferred Stock (the "Preferred Stock"). Certain of these amounts may vary due to post-closing prorations and adjustments that are customary in similar transactions. Subsequent to the closing, the Company repaid approximately $456.0 million of property related debt assumed in connection with the Embarcadero Acquisition and paid a fee of approximately $16.7 million. In addition the Company obtained approximately $621.0 million of new mortgage financing.

  At the consummation of the Initial Closing, (i) the Company acquired all of the interests in the Old Federal Reserve Building and the Tower, and (ii) the Company acquired, through its affiliates, interests in, the four general partnerships (the "EC Partnerships") that own the EC Buildings. Prudential will be a non-managing general partner of each of the EC Partnerships.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
                                  (UNAUDITED)

  Following the Initial Closing, each of Prudential and the Company has the right to cause the entire interest of Prudential in each of the EC Partnerships to be redeemed in full in consideration of (i) a distribution by the EC Partnership to Prudential of certain partnership assets owned by such EC Partnership and (ii) the assumption by Prudential of certain indebtedness of such EC Partnership. A full redemption of Prudential from all four EC Partnerships will require (i) the distribution to Prudential of partnership assets having a value of approximately $424.0 million and (ii) the assumption by Prudential of indebtedness of the EC Partnerships having an aggregate principal face amount of approximately $93.0 million. While there can be no assurance as to when or if Prudential's interests in the EC Partnerships will be redeemed, the Company expects that the redemptions will occur during the first quarter of 1999. Following these redemptions, the Company will own all of the interests in the EC Buildings.

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

  The following table presents the Company's Funds from Operations for the three months ended September 30, 1998:

                                          THREE MONTHS ENDED NINE MONTHS ENDED
                                          SEPTEMBER 30, 1998 SEPTEMBER 30, 1998
                                          ------------------ ------------------
                                                     (IN THOUSANDS)
   Income before minority interests.....       $36,087            $ 96,744
   Add:
     Real estate depreciation and
      amortization......................        21,359              50,718
   Less:
     Preferred allocation...............        (1,505)             (1,505)
     Minority property partnership's
      share of Funds from Operations....          (178)               (460)
                                               -------            --------
   Funds from Operations................       $55,763            $145,497
                                               =======            ========
   Company's share (73.62% and 75.24%)..       $41,053            $109,472
                                               =======            ========

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
                                  (UNAUDITED)

 Certain Factors Affecting Future Operating Results

  This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding the Company's business, strategies, revenues, expenditures and operating and capital requirements. The works "believe," "expect," "anticipate," "intend," "estimate," "assume," and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Caution should be exercised in interpreting such forward-looking statements, and undue reliance should not be placed on such statements, because they involve known and unknown risks, uncertainties and other factors , which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements made in this report: default under or non-renewal of leases by tenants, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to successfully integrate into the Company's operations acquired properties and portfolios of properties, risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuation, changes in real estate and zoning laws and increases in real property tax rates. The Company's success also depends upon national and regional economic trends generally. The Company assumes no obligation to update forward-looking statements.

 Inflation

  The majority of the Company's tenant leases require tenants to pay most operating expenses, including real estate taxes and insurance, and increases in common area maintenance expenses, which reduces the Company's exposure to increases in costs and operating expenses resulting from inflation.

 Year 2000 Compliance

  The Year 2000 issue relates to how computer systems and programs will recognize and process dates after the year 1999. Most computer systems and programs, which use two digits to specify a year, if not modified prior to the year 2000, will be unable to distinguish between the year 1900 and the year 2000. This could result in system failures or miscalculations which could result in disruptions of normal business operations. The Year 2000 issue can also affect embedded technology systems and programs of a building such as elevator, security, energy, fire and safety systems. The Year 2000 issue affects virtually all companies and organizations.

  In March of 1998, the Company formed a Year 2000 project team consisting of Company personnel. The team included a coordinator for Property Management in each of its regions and a representative from Legal, Risk Management and Information Systems. The project team conducts monthly meetings to coordinate a common work plan, to share information and to review the progress of activities in each region.

  The Year 2000 Project encompasses a review of compliance risks for the Company's computer information and building systems and is divided into two phases.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
                                  (UNAUDITED)

  Phase I targets the discovery of issues, an inventory of all building and internal systems, and an initial assessment of risks. Correspondence has been sent to vendors, including equipment manufacturers, service providers, maintenance and utility companies, requesting letters regarding Year 2000 compliance for specific systems. To date responses have been received from 95% of the vendors with the remaining responses due mostly from vendors doing business with the Company's most recently acquired properties.

  In Phase I, correspondence has been sent to tenants highlighting the Year 2000 issue and providing a general statement of the Company's progress. The Company has decided not to survey its tenant base, other than its largest tenant (the General Services Administration), as no single tenant represents more than 5% of its annual revenues. Due to our large tenant base, the success of our Company is not closely tied to one particular tenant. As a result, the Company does not believe there should be a material adverse effect on the Company's financial condition and results of operations if any one of its tenants were unable to pay rent on a timely basis due to Year 2000 related problems.

  All work related to Phase I has been performed by current employees of the Company. No third parties have been used during this process nor has the Company hired an employee specifically for Year 2000 issues, and as a result, the costs incurred to date relate only to internal payroll costs, which at this time are not material.

  Phase II began in September 1998 and is expected to continue through June 1999. It consists of the following:


  . Continued assessment of risks, including follow up with vendor responses deemed inadequate (if any)

  . Remediation of identified compliance problems by June 30, 1999

  . Testing of building systems

  . Development of contingency plans for all systems deemed critical to the operation of buildings

  The Company expects building-card access, energy management and garage access systems to commonly require remediation. Recent upgrades to desktop computers and internal networks throughout the organization combined with the replacement of the electronic mail and the accounting systems during 1998 will address Year 2000 compliance issues with core operating systems. All ancillary software packages that support isolated functions, including tax reporting, and are non-compliant, are expected to be upgraded before the end of 1998.

  The total costs associated with the Year 2000 issue are not expected to be material to the company's financial position. The estimated cost of remediation efforts is approximately $1.5 million, which excludes costs for all internal personnel working on the project. In most cases, the upgrade of non-compliant systems will represent an acceleration of a planned replacement date.

  The Year 2000 project team has adopted a test protocol and procedure. Property managers, working with service vendors, will conduct tests of building systems. As of October 31, 1998, successful tests have been carried out and documented at several properties.

  The Company currently does not have a contingency plan in place. The Company is, however, working with service vendors, and expects that contingency plans will be developed by June 30, 1999 by the project team for all systems deemed critical to the operation of buildings. Most systems supporting the operation of a building can revert to manual operation if necessary.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
                                  (UNAUDITED)


  The discussion above regarding the Company's Year 2000 Project contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's assessment of the impact of the Year 2000 issue may prove to be inaccurate due to a number of factors which cannot be determined with certainty, including the receipt of inaccurate compliance certification from third party vendors, inaccurate testing or assessments by Company personnel or independent auditors of Company equipment or systems, and inaccurate projections by the Company of the cost of remediation and/or replacement of affected equipment and systems. A failure by the Company to adequately remediate or replace affected equipment or systems due to the factors cited above or for other reasons, a material increase in the actual cost of such remediation or replacement, or a failure by a third party vendor to remediate Year 2000 problems in systems that are vital to the operation of the Company's properties or financial systems, could cause a material disruption to the Company's business and adversely affect its results of operations and financial condition.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
                                  (UNAUDITED)

                          PART II. OTHER INFORMATION

ITEM 2--CHANGES IN SECURITIES

  On July 2, 1998, the Company acquired The Prudential Center for consideration that included the issuance of 2,993,414 OP Units. Such OP Units were issued to one accredited investor in a transaction that was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.


  On July 2, 1998, the Company sold 1,675,846 shares of common stock to one accredited investor in a transaction that was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

  On July 10, 1998, the Company acquired Metropolitan Square for consideration that included the issuance of 815,409 OP Units. Such OP Units were issued to one accredited investor in a transaction that was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

  On July 21, 1998, the Company acquired the Candler Building for consideration that included the issuance of 146,898 shares of common stock to two accredited investors in a transaction that was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

  On August 18, 1998, the Company acquired 1301 New York Avenue for consideration that included the issuance of 44,390 OP Units. Such OP Units were issued to one accredited investors in a transaction that was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

       EXHIBIT
       NUMBER                                  DESCRIPTION
       -------                           -----------------------
       27.1                              Financial Data Schedule

  (b) Reports on Form 8-K

  A Form 8-K dated October 26, 1998 was filed with the Securities and Exchange Commission to report under Item 5 of such report the information to be presented to investors and analysts and the Company's press release for the quarter ended September 30, 1998.