Form 10-Q/A
period 1998-09-30
BOSTON PROPERTIES INC
filed 1998-12-01
CIK 1037540

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

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

INSERT A
--------

The undersigned Registrant hereby amends Item 6 of Part II of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 to read in its entirety as follows:

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     EXHIBIT
     NUMBER                   DESCRIPTION
     ------                   -----------

     4.1 Certificate of Designations for the Series Two Preferred Units, dated November 12, 1998.*

     4.2 Certificate of Designations for the Series Three Preferred Units, dated November 12, 1998.*

     10.1 Purchase and Sale Agreement, dated as of November 12, 1998, by and between Two Embarcadero Center West and BP OFR LLC.*

     10.2 Contribution Agreement, dated as November 12, 1998, by and among the Company, the Operating Partnership, Embarcadero Center Investors Partnership ("ECIP") and the partners in ECIP listed on Exhibit A thereto.*

     10.3 Contribution Agreement, dated as of November 12, 1998, by and among the Company, the Operating Partnership, Three Embarcadero Center West ("Three ECW") and the partners in Three ECW listed on Exhibit A thereto.*

     10.4 Three ECW Redemption Agreement, dated as of November 12, 1998, by and among Three ECW, the Operating Partnership, BP EC West LLC, The Prudential Insurance Company of America ("Prudential"), PIC Realty Corporation ("PIC") and Prudential Realty Securities II, Inc. ("PRS II").*

     10.5 Three ECW Property Contribution Agreement, dated as of November 12, 1998, by and among Three ECW, Prudential, PIC, PRS II, the Operating Partnership, the Company and BP EC West LLC.*

     10.6 Registration Rights and Lock-Up Agreement, dated November 12, 1998, by and among the Company, the Operating Partnership and the Holders named therein.*

     10.7 Third Amended and Restated Partnership Agreement of One Embarcadero Center Venture, dated as of November 12, 1998, by and between Boston Properties LLC ("BPLLC"), as managing general partner, BP EC1 Holdings LLC ("BP EC1 LLC"), as non-managing general partner, and PIC, as non-managing general partner.*

     10.8 Third Amended and Restated Partnership Agreement of Embarcadero Center Associates, dated as of November 12, 1998, by and between BPLLC, as managing general partner, BP EC2 Holdings LLC ("BP EC2 LLC"), as non-managing general partner, and PIC, as non-managing general partner.*

     10.9 Second Amended and Restated Partnership Agreement of Three Embarcadero Center Venture, dated as of November 12, 1998, by and between BPLLC, as managing general partner, BP EC3 Holdings LLC ("BP EC3 LLC"), as non-managing general partner, and Prudential, as non-managing general partner.*

     10.10 Second Amended and Restated Partnership Agreement of Four Embarcadero Center Venture, dated as of November 12, 1998, by and between BPLLC, as managing general partner, BP EC4 Holdings LLC ("BP EC4 LLC"), as non-managing general partner, and Prudential, as non-managing general partner.*

     10.11 Note Purchase Agreement, dated as of November 12, 1998, by and between Prudential Realty Securities, Inc. ("PRS") and One Embarcadero Center Venture.*

     10.12 Note Purchase Agreement, dated as of November 12, 1998, by and between PRS and Embarcadero Center Associates.*

     10.13 Note Purchase Agreement, dated as of November 12, 1998, by and between PRS and Three Embarcadero Center Venture.*

     10.14 Note Purchase Agreement, dated as of November 12, 1998, by and between PRS and Four Embarcadero Center Venture.*

     10.15 Redemption Agreement, dated as of November 12, 1998, by and among One Embarcadero Center Venture, BPLLC, BP EC1 LLC and PIC.*

     10.16 Redemption Agreement, dated as of November 12, 1998, by and among Embarcadero Center Associates, BPLLC, BP EC2 LLC and PIC.*

     10.17 Redemption Agreement, dated as of November 12, 1998, by and among Three Embarcadero Center Venture, BPLLC, BP EC3 LLC and Prudential.*

     10.18 Redemption Agreement, dated as of November 12, 1998, by and among Four Embarcadero Center Venture, BPLLC, BP EC4 LLC and Prudential.*

     10.19 Option and Put Agreement, dated as of November 12, 1998, by and between One Embarcadero Center Venture and Prudential.*

     10.20 Option and Put Agreement, dated as of November 12, 1998, by and between Embarcadero Center Associates and Prudential.*

     10.21 Option and Put Agreement, dated as of November 12, 1998, by and between Three Embarcadero Center Venture and Prudential.*

     10.22 Option and Put Agreement, dated as of November 12, 1998, by and between Four Embarcadero Center Venture and Prudential.*

     10.23 Stock Purchase Agreement, dated as of September 28, 1998, by and between the Company and Prudential.*

     27.1      Financial Data Schedule**

     99.1      Form of Certificate of Designations for the Series A Preferred
               Stock.*
___________________________________________
* Incorporated herein by reference to the Exhibits to the Company's Form 8-K dated November 12, 1998.

**   Previously filed.

(b)  Reports on Form 8-K

     A Form 8-K dated October 26, 1998 was filed with the Securities and Exchange Commission to report under Item 5 of such report the information to be presented to investors and analysts and the Company's press release for the quarter ended September 30, 1998.

     A Form 8-K dated November 12, 1998 was filed with the Securities and Exchange Commission to report under Item 2 of such report the closing of the first phase of two phases of its acquisition of the Embarcadero Center in San Francisco, California.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                         BOSTON PROPERTIES, INC.

                                         /s/ David G. Gaw
                                         ----------------------------
                                         David G. Gaw,
                                         Chief Financial Officer
                                         (Duly authorized officer and
                                         principal financial officer)

December 1, 1998