Form 10-K405
period 1998-12-31
BOSTON PROPERTIES INC
filed 1999-03-31
CIK 1037540

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from      to

                        Commission file number 1-13087

                            BOSTON PROPERTIES, INC.
            (Exact name of Registrant as Specified in its Charter)

                                                       04-2473675
                 Delaware                       (IRS Employer Id. Number)
       (State or Other Jurisdiction

    of Incorporation or Organization)

            8 Arlington Street                           02116
          Boston, Massachusetts                        (Zip Code)
     (Address of Principal Executive
               Offices)

      Registrant's telephone number, including area code: (617) 859-2600

          Securities registered pursuant to Section 12(b) of the Act:

           Title of Each Class                 Name of Exchange on Which
       Common Stock, Par Value $.01                  Registered
     Preferred Stock Purchase Rights            New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 26, 1999, the aggregate market value of the 60,956,365 Shares of Common Stock held by non-affiliates of the Registrant was $1,889,647,315 based upon the closing price of $31.00 on the New York Stock Exchange composite tape on such date. (For this computation, the Registrant has excluded the market value of all Shares of Common Stock reported as beneficially owned by executive officers and trustees of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.) As of March 26, 1999, there were 63,540,106 Shares of Common Stock outstanding.

   Certain information contained in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held May 5, 1999 are incorporated by reference in Part III, Items 10, 11, 12 and 13.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

ITEM 1. Business

General

   Boston Properties, Inc. (the "Company") is one of the largest owners and developers of office properties in the United States, with a significant presence in Greater Boston; Greater Washington, D.C.; midtown Manhattan; Greater San Francisco; Princeton/East Brunswick, New Jersey; Baltimore, Maryland; and Richmond, Virginia. The Company is a fully integrated self-administered and self-managed real estate company and expects to qualify as a real estate investment trust ("REIT") for the taxable year ended December 31, 1998. The Company was formed to succeed to the real estate development, redevelopment, acquisition, management, operating and leasing businesses associated with the predecessor company founded by Mortimer B. Zuckerman and Edward H. Linde in 1970. The term "Predecessor Group" or "Predecessor" as used herein refers to the Company and the entities that owned interests in one or more properties that were contributed to the Company in connection with the Company's initial public offering in June 1997 (the "Initial Offering"). The term "Company" as used herein means Boston Properties, Inc. and its subsidiaries on a consolidated basis (including Boston Properties Limited Partnership (the "Operating Partnership") and its subsidiaries) or, where the context so requires, Boston Properties, Inc., and, as the context may require, their predecessors.

   As of December 31, 1998, the Company's portfolio consisted of 121 properties ("Properties"), including ten properties currently under development by the Company (the "Development Properties"). The Properties consist of 108 office properties ("Office Properties"), including 76 Class A office buildings ("Class A Office Buildings") and 32 properties that support both office and technical uses ("R&D Properties"); nine industrial properties ("Industrial Properties"); three hotels ("Hotel Properties"); and one parking garage (the "Garage Property"). Nine of the Office Properties are Development Properties and are referred to as the "Office Development Properties". One Hotel Property is a Development Property and is referred to as the "Hotel Development Property". The Company considers Class A office buildings to be centrally located buildings that are professionally managed and maintained, attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings. The Company considers Research and Development properties to support office, research and development and other technical uses.

   The Company has a $500 million unsecured line of credit with BankBoston, N.A., as agent, which expires in June 2000 (the "Unsecured Line of Credit"). As of March 26, 1999, $362.0 million was outstanding under the Unsecured Line of Credit. Reference is made to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for additional information regarding the Company's Unsecured Line of Credit and other outstanding indebtedness.

   The Company is a full service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, construction management, property management, marketing, leasing, accounting, tax and legal services. As of December 31, 1998, the Company had 548 employees. The Company's 18 senior officers, together with Mr. Zuckerman, Chairman of the Board, have an average of 24 years experience in the real estate industry and an average of 16 years tenure with the Company. The Company's headquarters is located at 8 Arlington Street, Boston, Massachusetts 02116 and its telephone number is (617) 859-2600. In addition, the Company has regional offices at the U.S. International Trade Commission Building at 500 E. Street, SW, Washington, D.C. 20024, 599 Lexington Avenue, New York, New York 10002, Four Embarcadero Center, San Francisco, California, 94111 and 101 Carnegie Center, Princeton, New Jersey 08540.

The Operating Partnership

   Boston Properties Limited Partnership, a Delaware limited partnership, is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. As of March 26, 1999, the Company held approximately 72.75% of the Operating Partnership's common units of general and limited partnership interest. This structure is commonly referred to as an umbrella partnership REIT or UPREIT. The Company's general and limited partnership interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its percentage interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners. The other partners of the Operating Partnership are persons who contributed their direct or indirect interests in certain properties to the Operating Partnership in exchange for Common Units of limited partnership interest in the Operating Partnership ("OP Units") or Preferred Units of limited partnership interest in the Operating Partnership (the "Preferred Units"). The Operating Partnership is obligated to redeem each OP Unit at the request of the holder thereof for cash equal to the fair market value of one share of Common Stock at the time of such redemption (determined in accordance with the provisions of the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the "Partnership Agreement")), provided that the Company may elect to acquire any such OP Unit presented for redemption for one share of Common Stock. The Company currently anticipates that it will elect to issue Common Stock in connection with each such presentation for redemption rather than having the Operating Partnership pay cash. With each such redemption, the Company's percentage ownership in the Operating Partnership will increase. In addition, whenever the Company issues shares of Common Stock other than to acquire OP Units, the Company will be obligated to contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will be obligated to issue an equivalent number of OP Units to the Company.

   The Preferred Units have such rights, preferences and other privileges (including the right to convert into Common Units) as are set forth in amendments to the Partnership Agreement. The Operating Partnership currently has three series of Preferred Units. The Series One Preferred Units have an aggregate liquidation preference of approximately $83 million and bear a preferred distribution at a rate of 7.25% per annum, payable quarterly. The Series One Preferred Units are convertible into Common Units at the rate of $38.25 per Common Unit (i) at the holder's election at any time or (ii) at the election of the Company on or after June 3, 2003, provided that the shares of Common Stock at the time of such election by the Company are trading at a specified price.

   The Series Two and Series Three Preferred Units, which together have an aggregate liquidation preference of approximately $311 million, have, between each other, similar economic terms. On and after December 31, 2002, such Preferred Units will be convertible, at the holder's election, into Common Units at a conversion price of $38.10 per Common Unit. Distributions on these Preferred Units are payable quarterly and generally accrue at a rate of 5.0% per annum through March 31, 1999; 5.5% through December 31, 1999; 5.625% through December 31, 2000; 6.0% through December 31, 2001; 6.5% through December 31, 2002; 7.0% until May 12, 2009; and 6.0% thereafter. The terms of these Preferred Units provide that they may be redeemed for cash in six annual tranches, beginning on May 12, 2009, at the election of the Company or the holders. The Company also has certain conversion rights during these redemption periods.

                                 RECENT EVENTS

Recent Property Acquisitions

   On January 22, 1998, the Company acquired, for approximately $174.4 million (including closing costs), Riverfront Plaza, a Class A office building with approximately 900,000 net rentable square feet located in Richmond, Virginia. The acquisition was funded by a $52.6 million draw under the Unsecured Line of Credit and mortgage financing of approximately $121.8 million.

   On February 2, 1998, the Company acquired, for approximately $257.8 million (including closing costs), the Mulligan/Griffin Portfolio, a portfolio of nine office properties with approximately 1.3 million net rentable square feet and six parcels of land aggregating 30.7 acres located in Fairfax County, Virginia and Montgomery

County, Maryland. The acquisition was funded through the payment of approximately $88.5 million in cash, the assumption of mortgage debt with a fair value of approximately $118.3 million, the assumption of other liabilities of approximately $1.0 million, and the issuance of OP Units valued at approximately $50.0 million.

   On June 1, 1998, the Company acquired Decoverly III for cash of approximately $11.1 million. Decoverly III, a Class A office building with approximately 77,040 square feet, is located in Rockville, Maryland.

   On June 16, 1998, the Company acquired 7450 Boston Boulevard for cash of approximately $5.8 million. 7450 Boston Boulevard is a 60,537 square foot, Class A office building located in Springfield, Virginia.

   On June 25, 1998, the Company acquired University Place for cash of approximately $37.0 million. University Place is a 196,007 square foot, Class A office building located in Cambridge, Massachusetts.

   On June 30, 1998, the Company acquired a portfolio of properties known as the Carnegie Center Portfolio and Tower Center One for approximately $276.0 million. The portfolio consists of ten office buildings with approximately 1.3 million net rentable square feet located in Princeton and East Brunswick, New Jersey. The acquisition was funded through the assumption of debt of approximately $64.4 million, the issuance of 2,442,222 Series One Preferred Units with an aggregate fair value of $83.0 million, and cash of $128.6 million. The Series One Preferred Units bear a preferred distribution of 7.25% per annum and are convertible into OP Units at a rate of $38.25 per OP Unit.

   On July 2, 1998, the Company acquired the Prudential Center, located in Boston, Massachusetts. The Prudential Center, which consists of two Class A office towers totaling approximately 1.7 million square feet, a retail complex totaling 486,428 square feet and 2,700 underground parking spaces, was acquired for approximately $519.0 million. The acquisition was funded through mortgage financing of $300.0 million, a draw down of $100.0 million from the Company's Unsecured Line of Credit, the issuance of 2,993,414 OP Units valued at approximately $96.2 million and cash of approximately $22.8 million. The Company also acquired a 50% interest in development rights for cash of approximately $27.0 million. The development rights consist primarily of rights to expand the Prudential Center by approximately 991,000 square feet of office space, 263,000 square feet of retail and community services space and 422,000 square feet of residential space.

   On July 10, 1998, the Company acquired Metropolitan Square, an approximately 583,685 square foot, Class A office building in Washington, D.C., for approximately $175.0 million. The acquisition was funded through the assumption of mortgage debt with a fair value of approximately $108.4 million, the issuance of 815,409 OP Units valued at approximately $27.7 million and cash of approximately $38.9 million.

   On July 21, 1998, the Company acquired the Candler Building, an approximately 518,954 square foot, Class A office building in Baltimore, Maryland, for approximately $61.0 million. The acquisition was funded through a draw down of $30.0 million from the Company's Unsecured Line of Credit, the issuance of 146,898 shares of Common Stock valued at approximately $5.0 million and cash of $26.0 million.

   On August 18, 1998, the Company acquired 1301 New York Avenue, an approximately 185,000 square foot, Class A office building in Washington, D.C. for approximately $28.0 million. The acquisition was funded through mortgage financing of $20.0 million, cash of $6.5 million and the issuance of 44,390 OP Units valued at approximately $1.5 million. The Company is in the process of renovating this property for an estimated cost of $18.2 million. The Company has entered into a lease with a single tenant pursuant to which this property will be 100% occupied following the completion of these renovations.

   On November 3, 1998, the Company acquired Reservoir Place, located in Waltham, Massachusetts. The property, which consists of approximately 529,992 square feet of office space, was acquired for approximately $104.2 million. The acquisition was funded through the assumption of mortgage debt with a fair value of $77.1 million and the issuance of 933,085 OP Units valued at approximately $27.1 million.

   On November 12, 1998, the Company completed the first phase of a two-phase acquisition of Embarcadero Center in San Francisco. Embarcadero Center is a six-building portfolio of Class A space consisting of an aggregate of 3.7 million square feet of net rentable office space, 354,000 square feet of retail space and 2,090 underground parking spaces. The first phase of the acquisition resulted in 100% ownership of two buildings and an approximate 50% ownership in the four other buildings. The second phase of the acquisition, in which the Company acquired the remaining interest in the four other buildings, closed on February 10, 1999. The Company acquired the entire Embarcadero Center portfolio for approximately $1.2 billion, which was financed as follows: (i) the assumption or incurrence of $730.0 million of property related, secured indebtedness, (ii) a draw down from the Company's Unsecured Line of Credit of approximately $87.3 million, (iii) issuance of Series Two and Three Preferred Units having an aggregate value of approximately $286.4 million, and (iv) the issuance of $100 million of the Company's Series A Convertible Redeemable Preferred Stock (the "Preferred Stock"). The Series Two and Three Preferred Units bear a preferred distribution ranging from 5.0% to 7.0% per annum and are convertible into OP Units at $38.10 per OP Unit on or after December 31, 2002.

   On January 21, 1999, the Company entered into a series of binding agreements with affiliates of The Prudential Insurance Company of America ("Prudential") giving the Company the right to acquire, at any time until January 2001 (subject to certain deadlines being met and additional deposits being made),
(i) the leasehold interests in the remaining two office development sites in New York City's Times Square and (ii) the rights to receive an aggregate of approximately $129.4 million in ground rent credits and other reimbursements. If acquired, the Company plans to develop two office buildings on the sites which will have an aggregate of approximately 2.25 million rentable square feet of office and retail space and a minimum of 31,375 square feet of advertising signage. The total acquisition price for the leasehold interests in the sites and the credits and reimbursements would be approximately $312.25 million. In connection with the signing, the Company delivered a contract deposit of $15 million dollars, and beginning on February 1, 1999, the Company has been making additional monthly contract deposits of $1.25 million. Under the terms of the agreements, the Company will forfeit the total contract deposit delivered if it elects to terminate its rights under the agreements absent a default or other breach by Prudential. The Company will have no other liability or obligation to Prudential if it elects not to acquire the sites. Pursuant to the terms of the agreements, prudential has the right, but not the obligation, to become an equity participant in the development ventures that will develop the sites, with an interest of up to one-third, as elected by Prudential.

Recent Financing Activity

   On January 30, 1998, the Company completed a public offering of 23,000,000 shares of Common Stock (including 3,000,000 shares issued pursuant to the exercise of the underwriters' overallotment options) at $35.125 per share, resulting in gross proceeds of approximately $807.9 million and net proceeds to the Company of approximately $766.5 million (the "Second Offering").

   On July 2, 1998, in connection with the acquisition of the Prudential Center, the Company sold 1,675,846 shares of Common Stock in a private placement for approximately $53.8 million.

   On July 21, 1998, in connection with the acquisition of the Candler Building, the Company issued 146,898 shares of Common Stock in a private placement for approximately $5.0 million.

   On February 10, 1999, in connection with the acquisition of Embarcadero Center, the Company issued 2.0 million shares of the Company's Series A Convertible Redeemable Preferred Stock for $100.0 million.

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

Growth Strategies

 External Growth

   The Company believes that it is well positioned to realize significant growth through external asset development and acquisition. The Company believes that this development experience and the Company's organizational depth positions the Company to continue to develop a range of property types, from single-story suburban office properties to high-rise urban developments, within budget and on schedule. Other factors that contribute to the Company's competitive position include: (i) the significant increase in demand for new, high quality office space in the Company's core market areas; (ii) the Company's control of sites (including sites under contract or option to acquire) in its core markets that will support approximately 11.3 million square feet of new development through fee ownership, contract ownership, and joint venture relationships; (iii) the Company's reputation gained through the stability and strength of its existing portfolio of properties; (iv) the Company's relationships with leading national corporations and public institutions seeking new facilities and development services; (v) the Company's relationships with nationally recognized financial institutions that provide capital to the real estate industry; and (vi) the substantial amount of commercial real estate owned by domestic and foreign institutions, private investors, and corporations who are seeking to sell such assets in the Company's market areas.

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

     Pursue development and land acquisitions in selected submarkets. The Company believes that development of well-positioned office buildings and R&D properties is currently or will be justified in many of the submarkets in which the Company has a presence. The Company believes in acquiring land in response to market conditions that allow for the development of such land in the relatively near term. Over its 28 year history, the Company has established a successful record of carefully timing land acquisitions in submarkets where the Company can become one of the market leaders in establishing rent and other business terms. The Company believes that there are opportunities in its existing and other markets to acquire land with development potential at key locations in markets which are experiencing growth.

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

 Internal Growth

   The Company believes that significant opportunities exist to increase cash flow from its existing Properties because they are high quality properties in desirable locations in submarkets that, in general, are experiencing rising rents, low vacancy rates and increasing demand for office and industrial space. In addition, the Company's Properties are in markets where, in general, supply is limited by the lack of available sites and the difficulty of receiving the necessary approvals for development on vacant land. The Company's strategy for maximizing the benefits from these opportunities is (i) to provide high quality property management services using its own employees in order to enhance tenant preferences for renewal, expansion and relocation in the Company's properties, and (ii) to achieve speed and transaction cost efficiency in replacing departing tenants through the use of in-house services for marketing, lease negotiation, and design and construction of tenant improvements. In addition, the Company believes that the Hotel Properties will add to the Company's internal growth because of their desirable locations in the downtown Boston and East Cambridge submarkets, which are experiencing high occupancy rates and continued growth in room rates, and their effective management by Marriott(R) International, Inc., which has achieved high guest satisfaction and limitations on increases in operating costs.

     Cultivate existing submarkets. In choosing locations for its properties, the Company has paid particular attention to transportation and commuting patterns, physical environment, adjacency to established business centers, proximity to sources of business growth and other local factors. Substantially all of the Company's square footage of Office Properties are located in submarkets in Greater Boston, Greater Washington, D.C., midtown Manhattan, Greater San Francisco, Princeton/East Brunswick, New Jersey, Baltimore, Maryland, and Richmond, Virginia.

     Many of these submarkets are experiencing increasing rents and as a result current market rates often exceed the rents being paid by current tenants in the Properties. The Company expects that leases expiring over the next three years in these submarkets will be renewed, or space re-let, at higher rents. Based on leases in place at December 31, 1998, leases with respect to 6.45% and 7.00% of the Office and Industrial Properties will expire in calendar years 1999 and 2000, respectively. The actual rental rates at which available space will be re-let will depend on prevailing market factors at the time. There can be no assurance that the Company will re-let such space at an increased, or even at the then current, rental rate.

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

                              THE HOTEL PROPERTIES

   To assist the Company in maintaining its status as a REIT, the Company leases the two in-service Hotel Properties, pursuant to a lease with a participation in the gross receipts of such Hotel Properties, to a lessee ("ZL Hotel LLC") in which Messrs. Zuckerman and Linde are the sole member-managers. Messrs. Zuckerman and Linde have a 9.8% economic interest in such lessee and one or more unaffiliated charities have a 90.2% economic interest. Marriott International, Inc. manages these Hotel Properties under the Marriott name pursuant to a management agreement with the lessee. Under the REIT requirements, revenues from a hotel are not considered to be rental income for purposes of certain income tests, which a REIT must meet. Accordingly, in order to maintain its qualification as a REIT, the Company has entered into the participating leases described above to provide revenue, which qualifies as rental income under the REIT requirements. The Company has made similar arrangements with respect to the Hotel Development Property.

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

   With respect to a property in Massachusetts, the Company received a Notice of Potential Responsibility from the state regulatory authority on January 9, 1997, related to groundwater contamination. In addition, the Company received a Notice of Downgradient Property Status Submittal from each of two third parties concerning alleged contamination at two downgradient properties. On January 15, 1997, the Company notified the state regulatory authority that the Company would cooperate with and monitor the tenant at the property (which investigated the matter and undertook remedial actions). That investigation identified the presence of hazardous substances in and near a catch basin along the property line. The tenant completed an Immediate Response Action at the site in April 1998. The Company expects the tenant will likewise take any additional necessary response actions. The lease with the tenant contains a provision pursuant to which the tenant indemnifies the Company against such liability.

   On January 15, 1992, another property in Massachusetts was listed by the state regulatory authority as an unclassified Confirmed Disposal Site in connection with groundwater contamination. The Company has engaged a specially licensed environmental consultant to perform the necessary investigation and assessment and to prepare submittals to the state regulatory authority. On August 1, 1997, such consultant submitted to the state regulatory authority a Phase I--Limited Site Investigation Report and Downgradient Property Status Opinion. This Opinion concluded that the property qualifies for Downgradient Property Status under the state regulatory program, which eliminates certain deadlines for conducting response actions at a site and may qualify the Company for liability relief under recent statutory amendments. Although the Company believes that the current or former owners of the upgradient source properties may ultimately be responsible for some or all of the costs of such response actions, the Company will take any necessary further response actions.

   An investigation at an additional property in Massachusetts identified groundwater contamination. We engaged a specially licensed environmental consultant to perform the necessary investigation and assessment and to prepare submittals to the state regulatory authority. On March 11, 1998, the consultant submitted to the state regulatory authority a Release Notification and Downgradient Property Status Opinion. This Opinion concluded that the property qualifies for Downgradient Property Status under the state regulatory program, which eliminates certain deadlines for conducting response actions at a site and may qualify the Company for liability relief under recent statutory amendments. Although the Company believes that the current or former owners of the upgradient source properties may ultimately be responsible for some or all of the costs of such response actions, the Company will take any necessary further response actions.

                                  COMPETITION

   The Company competes in the leasing of office and industrial space with a considerable number of other real estate companies some of which may have greater marketing and financial resources than the Company. In addition, the Company's in-service Hotel Properties compete for guests with other hotels, some of which may have greater marketing and financial resources than the Company and Marriott International, Inc.

                                  SEASONALITY

   The Company's two in-service Hotel Properties traditionally have experienced significant seasonality in their operating income, with average weighted net operating income by quarter over the three years 1996 through 1998 as follows:

    First Quarter       Second Quarter         Third Quarter         Fourth Quarter
    -------------       --------------         -------------         --------------
         13%                 30%                    32%                   25%

   The Company's Office and Industrial Properties and the Garage Property have not traditionally experienced significant seasonality.

ITEM 2. Properties

   As of December 31, 1998 the Company's portfolio consisted of 121 Properties, including ten Development Properties. The Properties consist of 108 Office Properties, including 76 Class A Office Buildings and 32 R&D Properties; nine Industrial Properties; three Hotel Properties; and one Garage Property. In addition, the Company owns an additional twenty-one parcels of land for future development. The following table sets forth information relating to the Properties currently owned by the Company:

                                                                           Net
                                                                         Rentable
                                                  Percent     Number      Square
Property Name            Location                Ownership of Buildings    Feet
-------------            --------                --------- ------------ ----------
Office Properties:
 Class A Office
  Properties:
 280 Park Avenue........ New York, NY              100.0%        1       1,198,769
 599 Lexington Avenue... New York, NY              100.0%        1       1,000,070
 Riverfront Plaza....... Richmond, VA              100.0%        1         899,720
 875 Third Avenue....... New York, NY              100.0%        1         681,669
 Democracy Center....... Bethesda, MD              100.0%        3         680,000
 100 East Pratt Street.. Baltimore, MD             100.0%        1         633,482
 Two Independence
  Square................ SW, Washington, DC        100.0%        1         579,600
 Capital Gallery........ SW, Washington, DC        100.0%        1         399,549
 One Independence
  Square................ SW, Washington, DC        100.0%        1         337,794
 2300 N Street.......... NW, Washington, DC        100.0%        1         280,065
 National Imagery and
  Mapping Agency
  Building.............. Reston, VA                100.0%        1         263,870
 Reston Town Center
  Office Complex........ Reston, VA                100.0%        2         261,046
 Lockheed Martin
  Building.............. Reston, VA                100.0%        1         255,244
 The U.S. International
  Trade Commission Bldg
  ...................... SW, Washington, DC        100.0%        1         243,998
 One Cambridge Center... Cambridge, MA             100.0%        1         215,385
 University Place....... Cambridge, MA             100.0%        1         195,931
 Newport Office Park.... Quincy, MA                100.0%        1         168,829
 Lexington Office Park.. Lexington, MA             100.0%        2         168,500
 191 Spring Street...... Lexington, MA             100.0%        1         162,700
 Ten Cambridge Center... Cambridge, MA             100.0%        1         152,664
 10 & 20 Burlington Mall
  Road.................. Burlington, MA            100.0%        2         152,552
 Waltham Office Center.. Waltham, MA               100.0%        3         129,658
 Montvale Center........ Gaithersburg, MD           75.0%        1         122,157
 91 Hartwell Avenue..... Lexington, MA             100.0%        1         122,135
 Three Cambridge
  Center................ Cambridge, MA             100.0%        1         107,484
 201 Spring Street...... Lexington, MA             100.0%        1         102,000
 Bedford Business Park.. Bedford, MA               100.0%        1          90,000
 Eleven Cambridge
  Center................ Cambridge, MA             100.0%        1          79,616
 33 Hayden Avenue....... Lexington, MA             100.0%        1          79,564
 Decoverly Two.......... Rockville, MD             100.0%        1          77,747
 Decoverly Three........ Rockville, MD             100.0%        1          77,040
 170 Tracer Lane........ Waltham, MA               100.0%        1          73,258
 32 Hartwell Avenue..... Lexington, MA             100.0%        1          69,154
 195 West Street........ Waltham, MA               100.0%        1          63,500
 100 Hayden Avenue...... Lexington, MA             100.0%        1          55,924
 204 Second Avenue...... Waltham, MA               100.0%        1          40,974
 92 Hayden Avenue....... Lexington, MA             100.0%        1          30,980
 8 Arlington Street..... Boston, MA                100.0%        1          30,526
 Carnegie Center/Tower
  One................... New Jersey                100.0%       10       1,366,360
 Candler................ Baltimore, MD             100.0%        1         518,954
 Metropolitan Square.... Washington, DC            100.0%        1         583,685
 Prudential Center...... Boston, MA                100.0%        2       1,693,790
 Reservoir Place........ Waltham, MA               100.0%        1         529,992
 Embarcadero............ San Francisco, CA         100.0%        6       3,655,423
                                                               ---      ----------
Subtotal for Office Properties............................      66      18,631,358
                                                               ---      ----------
Retail Space:
 Prudential Center...... Boston, MA                100.0%        1         486,428
 Embarcadero Center..... San Francisco, CA         100.0%                  354,113
                                                               ---      ----------
Subtotal for Retail Space.................................       1         840,541
                                                               ---      ----------
R & D Properties:
 Bedford Business Park.. Bedford, MA               100.0%        2         383,704
 910 Clopper Road....... Gaithersburg, MD          100.0%        1         180,650
 Fullerton Square....... Springfield, VA           100.0%        2         178,841
 Virginia #3............ Springfield, VA           100.0%        1          60,537
 Hilltop Business
  Center................ South San Francisco, CA    35.7%        9         144,479
 7435 Boston Boulevard,
  Building One.......... Springfield, VA           100.0%        1         105,414
 7601 Boston Boulevard,
  Building Eight........ Springfield, VA           100.0%        1         103,750

                                                                           Net
                                                                         Rentable
                                                  Percent     Number      Square
Property Name            Location                Ownership of Buildings    Feet
-------------            --------                --------- ------------ ----------
 8000 Grainger Court,
  Building Five......... Springfield, VA           100.0%        1          90,465
 7700 Boston Boulevard,
  Building Twelve....... Springfield, VA           100.0%        1          82,224
 7500 Boston Boulevard,
  Building Six.......... Springfield, VA           100.0%        1          79,971
 7501 Boston Boulevard,
  Building Seven........ Springfield, VA           100.0%        1          75,756
 7600 Boston Boulevard,
  Building Nine......... Springfield, VA           100.0%        1          69,832
 Fourteen Cambridge
  Center................ Cambridge, MA             100.0%        1          67,362
 164 Lexington Road..... Billerica, MA             100.0%        1          64,140
 930 Clopper Road....... Gaithersburg, MD          100.0%        1          60,056
 Sugarland Building
  Two................... Herndon, VA               100.0%        1          59,423
 7374 Boston Boulevard,
  Building Four......... Springfield, VA           100.0%        1          57,321
 Sugarland Building
  One................... Herndon, VA               100.0%        1          52,797
 8000 Corporate Court,
  Building Eleven....... Springfield, VA           100.0%        1          52,539
 7451 Boston Boulevard,
  Building Two.......... Springfield, VA           100.0%        1          47,001
 17 Hartwell Avenue..... Lexington, MA             100.0%        1          30,000
 7375 Boston Boulevard,
  Building Ten.......... Springfield, VA           100.0%        1          26,865
                                                               ---      ----------
Subtotal for R & D Properties.............................      32       2,073,127
                                                               ---      ----------
Industrial Properties
 2391 West Winton
  Avenue................ Hayward, CA               100.0%        1         221,000
 40-46 Harvard Street... Westwood, MA              100.0%        1         169,273
 38 Cabot Boulevard..... Bucks County, PA          100.0%        1         161,000
 6201 Columbia Park
  Road, Building Two.... Landover, MD              100.0%        1          99,885
 2000 South Club Drive,
  Building Three........ Landover, MD              100.0%        1          83,608
 25-33 Dartmouth
  Street................ Westwood, MA              100.0%        1          78,045
 1950 Stanford Court,
  Building One.......... Landover, MD              100.0%        1          53,250
 560 Forbes Boulevard... South San Francisco, CA    35.7%        1          40,000
 430 Rozzi Place........ South San Francisco, CA    35.7%        1          20,000
                                                               ---      ----------
Subtotal for Industrial Properties........................       9         926,061
                                                               ---      ----------
Subtotal for In-service Office and Industrial Properties..     108      22,471,087
                                                               ---      ----------
Development Properties
 One and Two Reston
  Overlook.............. Reston, VA                 25.0%        2         444,000
 One Freedom Square..... Reston, VA                 25.0%        1         406,980
 200 West Street........ Waltham, MA               100.0%        1         250,000
 Eight Cambridge
  Center................ Cambridge, MA             100.0%        1         175,000
 The Arboretum.......... Reston, VA                100.0%        1          96,000
 Market Square North.... NW, Washington, D.C.       50.0%        1         409,843
 1301 New York Ave...... Washington, D.C.          100.0%        1         178,665
 181 Spring Street...... Lexington, MA             100.0%        1          52,000
                                                               ---      ----------
Subtotal for Development Properties.......................       9       2,012,488
                                                               ---      ----------
Consolidated total for all Properties.....................     117      24,483,575
                                                               ---      ----------
                                                                                   Rooms
                                                                                   -----
 Long Wharf Marriott.... Boston, MA                100.0%        1         420,000   402
 Cambridge Center
  Marriott.............. Cambridge, MA             100.0%        1         330,400   431
 Residence Inn by
  Marriott **........... Cambridge, MA             100.0%        1         187,474   221
                                                               ---      ----------  ----
                                                                 3         937,874  1054
                                                               ---      ----------  ----
Garage Properties:
 Cambridge Center North
  Garage................ Cambridge, MA             100.0%        1         332,442
 Structured Parking.....                                                 5,802,711
                                                               ---      ----------
Subtotal for parking......................................               6,135,153
Total in-service and development properties...............     121      31,556,602
                                                               ===      ==========

--------
**Under development at December 31, 1998.

ITEM 3. Legal Proceedings

   Neither the Company, nor its affiliates, is presently subject to any material litigation or, to the Company's knowledge, has any litigation been threatened against it or its affiliates other than routine actions and administrative proceedings substantially all of which are expected to be covered by liability or other insurance and in the aggregate are not expected to have a material adverse effect on the business or financial condition of the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The Company's Common Stock is listed on the New York Stock Exchange under the symbol "BXP". The high and low closing sales prices for the periods indicated in the table below were:

Quarter Ended                                      High      Low   Distributions
-------------                                    --------- ------- -------------
December 31, 1998............................... $32 1/2   $26 5/8    $.425(a)
September 30, 1998..............................  34 11/16  23 7/8     .425
June 30, 1998...................................  35 15/16  32 1/6     .405
March 31, 1998..................................  35 7/8    32 1/2     .405
December 31, 1997...............................  34 3/8    30         .405
September 30, 1997..............................  33 1/4    26 5/8     .405
June 30, 1997...................................  27 1/4    26 1/6     .035

--------
(a) Paid on January 28, 1999 to stockholders of record on December 30, 1998.

   At March 15, 1999, there were approximately 179 shareholders of record. This does not include beneficial owners for whom Cede & Co. or others act as nominee.

   The Company has adopted a policy of paying regular quarterly distributions on its Common Stock and cash distributions have been paid on the Company's Common Stock with respect to the period since its inception.

   In order to maintain its qualification as a REIT, the Company must make annual distributions to its shareholders of at least 95% of its taxable income (not including net capital gains). Distributions for Federal Income Tax purposes totaled $1.756 per share in 1998 ($1.4136 of which was declared and paid during 1998). The Company intends that any dividend paid in respect of its common stock during the last quarter of each year will, if necessary, be adjusted to satisfy the REIT requirement that at least 95% of taxable income for such taxable year be distributed.

   On April 8, 1997, the Operating Partnership was formed with Boston Properties, Inc., a Massachusetts corporation ("BP-Massachusetts"), as general partner and an affiliate as a limited partner. The sale of the interests in the Operating Partnership was made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

   On April 9 and 15, 1997, the Company entered into an Omnibus Option Agreement (or, in the case of one entity, a similar agreement) with a total of 80 individuals (the "Individuals") and entities (the "Entities") (including economic or a controlling interest). None of the Entities was formed for the purpose of entering into the Omnibus Option Agreement and acquiring OP Units. Such agreement provides that the Operating Partnership can, at its option and without any further action by such Individuals or Entities, acquire all or any of the interests of the Individuals or Entities in the 74 Properties (collectively, the "Interests"). The right of the Operating Partnership to acquire all or any of the Interests from the Individuals and Entities and to issue OP Units in exchange therefor is subject only to the fulfillment of conditions (principally, the completion of the Offering) beyond the control of the Individuals and Entities. The total number of OP Units that were issued to the Individuals and Entities will depend on the final offering price of a share of Common Stock in the Offering. Such agreement was entered into and will be consummated in reliance on Section 4(2) of, and Regulation D under, the Securities Act.

   On April 11, 1997, BP-Massachusetts and Boston Properties, Inc., a Delaware corporation ("BP-Delaware"), and the Operating Partnership, entered into a number of agreements (including a merger agreement and a contribution agreement) that memorializes (i) the issuance of Common Stock by BP-Delaware to the stockholders of BP-Massachusetts (Messrs. Zuckerman and Linde) upon consummation of a reincorporation merger in connection with the Formation Transactions and (ii) the contribution to the Operating Partnership of the proceeds of the Offering and the management and development operations currently held by BP-Massachusetts. Such agreements were entered into and were consummated in reliance on Section 4(2) of the Securities Act.

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

   On February 2, 1998, in connection with the Company's acquisition of the Mulligan/Griffin Portfolio, the Company issued 1,471,456 OP Units to the contributor of such property. Such OP Units were issued in reliance on Section 4(2) of, and Regulation D under, the Securities Act.

   On May 28, 1998, in connection with the Company's acquisition of a parcel of land known as Tower Oaks, the Company issued 592,916 OP Units to the contributor of such property. Such OP Units were issued in reliance on Section 4(2) of, and Regulation D under, the Securities Act.

   On July 2, 1998, in connection with the Company's acquisition of The Prudential Center, the Company issued 2,993,414 OP Units and sold 1,675,846 newly issued shares of Common Stock to an affiliate of such contributor. Such OP Units and shares of Common Stock were issued in reliance on Section 4(2) of, and Regulation D under, the Securities Act.

   On July 10, 1998, in connection with the Company's acquisition of Metropolitan Square, the Company issued 815,409 OP Units to the contributor of such property. Such OP Units were issued in reliance on Section 4(2) of, and Regulation D under, the Securities Act.

   On July 21, 1998, in connection with the Company's acquisition of the Candler Building, the Company issued 146,898 shares of Common Stock to the contributor of such property. Such OP Units were issued in reliance on Section 4(2) of, and Regulation D under, the Securities Act.

   On August 18, 1998, in connection with the Company's acquisition of 1301 New York Avenue, the Company issued 44,390 OP Units to the contributor of such property. Such OP Units were issued in reliance on Section 4(2) of, and Regulation D under, the Securities Act.

   On November 3, 1998, in connection with the Company's acquisition of Reservoir Place, the Company issued 933,085 OP Units to the contributor of such property. Such OP Units were issued in reliance on Section 4(2) of, and Regulation D under, the Securities Act.

   On November 12, 1998, in connection with the Company's acquisition Embarcadero Center, the Company issued 6,311,979 Preferred Units to the contributor of such property. Such Preferred Units were issued in reliance on
Section 4(2) of, and Regulation D under, the Securities Act.

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

                                     The Company                          The Predecessor Group
                         ----------------------------------- -------------------------------------------------
                               Year          June 23, 1997   January 1, 1997
                                                                                 Year ended December 31,
                               ended              to               to        ---------------------------------
                         December 31, 1998 December 31, 1997  June 22, 1997     1996        1995       1994
                         ----------------- ----------------- --------------- ----------  ----------  ---------
                                                (in thousands, except per share data)
Statement of Operations
 information
Total revenues..........   $    513,847       $  145,643        $129,818     $  269,933  $  248,725  $ 244,083
                           ------------       ----------        --------     ----------  ----------  ---------
Expenses:
 Property...............        150,490           40,093          27,032         58,195      55,421     53,239
 Hotel..................            --               --           22,452         46,734      44,018     42,753
 General and
  administrative........         22,504            6,689           5,116         10,754      10,372     10,123
 Interest...............        124,860           38,264          53,324        109,394     108,793     97,273
 Depreciation and
  amortization..........         75,418           21,719          17,054         36,199      33,828     33,112
                           ------------       ----------        --------     ----------  ----------  ---------
 Income (loss) before
  minority interests....        140,575           38,878           4,840          8,657      (3,707)     7,583
 Minority interests.....        (41,982)         (11,652)           (235)          (384)       (276)      (412)
                           ------------       ----------        --------     ----------  ----------  ---------
 Income (loss) before
  extraordinary items...         98,593           27,226           4,605          8,273      (3,983)     7,171
 Extraordinary gain
  (loss) on early debt
  extinguishments,
  net...................         (5,481)           7,925             --           (994)         --         --
                           ------------       ----------        --------     ----------  ----------  ---------
 Net income (loss)......   $     93,112       $   35,151        $  4,605     $    7,279  $   (3,983)    $7,171
                           ============       ==========        ========     ==========  ==========  =========
 Basic earnings per
  share:
   Income before
    extraordinary
    items...............   $       1.62       $     0.70             --             --          --         --
   Extraordinary gain
    (loss), net.........          (0.09)            0.21             --             --          --         --
                           ------------       ----------
   Net income...........   $       1.53       $     0.91             --             --          --         --
                           ------------       ----------
   Weighted average
    number of common
    shares outstanding..         60,776           38,694             --             --          --         --
 Diluted earnings per
  share:
   Income before
    extraordinary
    items...............   $       1.61       $     0.70             --             --          --         --
   Extraordinary gain
    (loss), net.........          (0.09)            0.20             --             --          --         --
                           ------------       ----------
   Net income...........   $       1.52       $     0.90             --             --          --         --
                           ------------       ----------
   Weighted average
    number of common and
    common equivalent
    shares outstanding..         61,308           39,108             --             --          --         --
Balance Sheet
 information:
 Real estate, gross.....   $  4,917,193       $1,796,500             --      $1,035,571  $1,012,324  $ 984,853
 Real estate, net.......      4,559,809        1,502,282             --         771,660     773,810    770,763
 Cash...................         12,166           17,560             --           8,998      25,867     46,289
 Total assets...........      5,235,087        1,672,521             --         896,511     922,786    940,155
 Total indebtedness.....      3,088,724        1,332,253             --       1,442,476   1,401,408  1,413,331
 Stockholders' and
  owners' equity
  (deficit).............        948,481          175,048             --        (576,632)   (506,653)  (502,230)
Other information:
 Funds from
  Operations............   $    205,209       $   60,008        $ 21,450     $   36,318  $   29,151     39,568
 Funds from Operations
  (Company's share).....        153,045           42,258             --             --          --         --
 Dividends per share....           1.64             1.62a            --             --          --         --
 Cash flow provided by
  operating
  activities............        215,287           46,146          25,090         55,907      29,092     45,624
 Cash flow used in
  investing
  activities............     (2,179,215)        (519,743)        (32,844)       (34,315)    (36,844)   (18,424)
 Cash flow provided by
  (used in) financing
  activities............      1,958,534          491,157           9,266        (38,461)    (12,670)   (31,608)

--------
a - annualized

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

   Funds from Operations for the respective periods is calculated as follows:

                                    The Company                      The Predecessor Group
                         ---------------------------------- -----------------------------------------
                               Year         June 23, 1997   January 1, 1997
                                                                            Year ended December 31,
                               ended              to              to        -------------------------
                         December 31, 1998 December 31,1997  June 22, 1997   1996     1995     1994
                         ----------------- ---------------- --------------- -------  -------  -------
                                           (in thousands, except per share data)
Income (loss) before
   minority interests...     $140,575          $38,878          $ 4,840     $ 8,657  $(3,707) $ 7,583
Add:
  Real estate deprecia-
   tion and amortiza-
   tion.................       74,649           21,417           16,808      35,643   33,240   32,509
Less:
  Minority property
   partnership's share
   of Funds from
   Operations...........       (4,185)            (287)            (198)       (479)   (382)     (524)
  Preferred allocation..       (5,830)             --               --          --       --       --
  Non-recurring item--
   significant lease
   termination fee......          --               --               --       (7,503)     --       --
                             --------          -------          -------     -------  -------  -------
Funds from Operations...     $205,209          $60,008          $21,450     $36,318  $29,151  $39,568
                             --------          -------          -------     -------  -------  -------
Company's Funds from
   Operations...........     $153,045          $42,258              --          --       --       --
                             --------          -------          -------     -------  -------  -------
  Per share--basic......     $   2.25          $  1.09              --          --       --       --
                             --------          -------          -------     -------  -------  -------
  Per share--diluted....     $   2.50          $  1.08              --          --       --       --
                             ========          =======          =======     =======  =======  =======

Reconciliation to Diluted Funds from Operations:

                                                                        For the period from June 23, 1997
                          For the year ended December 31, 1998                 to December 31, 1997
                         ------------------------------------------    -----------------------------------
                            Income           Shares      Per Share       Income       Shares     Per Share
                         (Numerator)     (Denominator)     Amount      (Numerator) (Denominator)  Amount
                         -------------   --------------  ----------    ----------- ------------- ---------
Basic Funds from
   Operations per
   Share................  $     153,045          60,776         $2.52    $42,258      38,694      $ 1.09
Minority interest ad-
 justment...............          1,053             --            --         --          --          --
Effect of Dilutive
   Securities
   Convertible Preferred
   Units................          2,117           1,135         (0.01)       --          --
  Stock Options.........                            532         (0.01)       --          414       (0.01)
                          -------------     -----------    ----------    -------      ------      ------
Dilutive Funds from
   Operations per
   Share................       $156,215          62,443    $     2.50    $42,258      39,108      $ 1.08
                          =============     ===========    ==========    =======      ======      ======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the selected financial data and the historical consolidated and combined financial statements and related notes thereto for the Company and the Predecessor, respectively. The following discussion is based primarily on the consolidated financial statements of the Company for the period subsequent to formation of the Company on June 23, 1997 and on the combined financial statements of the Predecessor for the periods prior to such date. The combined financial statements of the Predecessor include the results of operations from 82 properties for the periods presented. Historical results and percentage relationships in the Consolidated and Combined Financial Statements, including trends which might appear, should not be taken as indicative of future operations or financial position.

 Overview

   Certain statements in this Form 10-K, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Company, constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forth in the forward-looking statements include general economic conditions, local real estate conditions, timely re-leasing of occupied square footage upon expiration, interest rates, availability of equity and debt financing and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

   Boston Properties, Inc. (the "Company") is one of the largest owners and developers of office properties in the United States, with a significant presence in Greater Boston, Greater Washington, D.C., Greater San Francisco, midtown Manhattan, Princeton/East Brunswick, New Jersey, Baltimore, Maryland, and Richmond, Virginia. The Company is a fully integrated self-administered and self-managed real estate investment trust ("REIT"). The Company was formed to succeed to the real estate development, redevelopment, acquisition, management, operating and leasing businesses associated with the predecessor company founded by Mortimer B. Zuckerman and Edward H. Linde in 1970. The term "Predecessor Group" or "Predecessor" as used herein refers to the entities that owned interests in one or more properties that were contributed to the Company in connection with the Company's initial public offering in June 1997 (the "Initial Offering"). The term "Company" as used herein includes Boston Properties, Inc. and its subsidiaries on a consolidated basis (including Boston Properties Limited Partnership (the "Operating Partnership")).

   At December 31, 1998, the Company's portfolio consisted of 121 properties (the "Properties") totaling approximately 31.6 million square feet, including ten properties currently under development. The Properties consisted of 108 office properties, including 76 Class A office buildings and 32 properties that support both office and technical uses; nine industrial properties; three hotels (including one hotel under development during 1998 which opened on February 1, 1999)(the "Hotel Properties"); and one parking garage.

   In 1998, the Company continued to identify and complete attractive acquisitions and development transactions. During 1998, the Company added 11.4 million square feet to its portfolio by completing acquisitions totaling approximately $2.9 billion (the "1998 Acquisitions"). The Company increased its presence in the Greater San Francisco and Baltimore, Maryland markets. In addition, the Company entered into new markets in Richmond, Virginia and Princeton/East Brunswick, New Jersey by completing transactions totaling approximately $450.4 million and over 2.2 million square feet. As of December 31, 1998, the Company had construction in progress representing an estimated total investment of approximately $222.3 million and a total of approximately
2.0 million square feet.

   The Company is focusing on increasing the cash flow from its existing portfolio of properties by maintaining high occupancy levels and increasing effective rents. On the 778,401 square feet of second generation space renewed or re-leased during the year, new rents were approximately 9.9% higher than the expiring rents. At December 31, 1998, the Company's office and industrial portfolio of properties was 98.4% occupied.

   The Company also continues to strengthen its balance sheet and to establish a capital structure designed to allow the Company to take advantage of growth opportunities. In January 1998, the Company raised more than $807 million in equity capital by completing a public offering of common stock. In addition, during 1998, the Operating Partnership has issued more than $565 million of common and preferred units in the Operating Partnership in exchange for certain properties.

 Results of Operations

   The results of operations for the year ended December 31, 1996 include the operations of the Predecessor. The results of operations for the year ended December 31, 1997 includes the operations of the Predecessor for the period January 1, 1997 through June 22, 1997 and the operations of the Company from June 23, 1997 through December 31, 1997.

 Comparison of the year ended December 31, 1998 to the year ended December 31, 1997

   Rental revenues increased $254.1 million or 108.9% for the year ended December 31, 1998 compared to the year ended December 31, 1997 primarily as a result of (i) the 1998 Acquisitions generating revenues of approximately $149.6 million, (ii) a full year of rental revenues from 280 Park Avenue, 100 East Pratt Street and 875 Third Avenue (the "1997 Acquisitions") which increased revenues by approximately $78.5 million, and (iii) an overall increase in occupancy rates and rental rates.

   Hotel revenues decreased $31.2 million or 100.0% for the year ended December 31, 1998 compared to the year ended December 31, 1997 because hotel operating revenue was only recognized for the period from January 1, 1997 to June 22, 1997 as a result of the Operating Partnership entering into participating leases at the time of the Initial Offering.

   Third party management and development fee income increased $4.9 million or 65.5% for the year ended December 31, 1998 compared to the year ended December 31, 1997 primarily as a result of new fees for development services for projects which began during 1998 and increased fees on existing projects.

   Interest and other income increased $10.5 million or 315.6% primarily due to an increase in interest income resulting from an increase in average cash reserves over the year due primarily to the proceeds received from the second offering.

   Property expenses increased $83.4 million or 124.2% for the year ended December 31, 1998 compared to the year ended December 31, 1997 primarily as a result of (i) the 1998 Acquisitions which had property expenses totaling $46.7 million, (ii) a full year of property expenses from the 1997 Acquisitions which increased property expenses by $25.8 million, and (iii) an overall increase in occupancy.

   Hotel expenses decreased $22.5 million or 100.0% for the year ended December 31, 1998 compared to the year ended December 31, 1997 because the Company did not manage the Hotel Properties but rather leased them under participating leases.

   General and administrative expenses increased $10.7 million or 90.6% for the year ended December 31, 1998 compared to the year ended December 31, 1997 primarily due to the opening of new regional offices in San Francisco, California and Princeton, New Jersey, the hiring of additional employees as a result of the 1997 and 1998 Acquisitions and operating as a public company.

   Interest expense increased $33.3 million or 36.3% for the year ended December 31, 1998 compared to the year ended December 31, 1997 primarily as a result of interest incurred on assumed mortgages related to certain of the 1998 Acquisitions of $40.0 million and a full year of interest expense related to the 1997 Acquisitions adding $23.1 million of interest expense. This was offset by reduced interest resulting from the payoff of certain mortgage indebtedness during 1997 with proceeds from the Initial Offering.

   Depreciation and amortization expense increased $36.6 million or 94.5% for the year ended December 31, 1998 compared to the year ended December 31, 1997 primarily as a result of the 1998 Acquisitions adding $23.4 million and a full year of depreciation on the 1997 Acquisitions which increased depreciation by $9.4 million.

   As a result of the foregoing, income before extraordinary items and minority interests of the Company increased $96.9 million.

 Comparison of the year ended December 31, 1997 to the year ended December 31, 1996

   Rental revenues increased $38.4 million or 19.7% for the year ended December 31, 1997 compared to the year ended December 31, 1996 primarily as a result of
(i) the 1997 Acquisitions adding approximately $20.4 million in rental revenues, (ii) the inclusion of revenue of approximately $13.6 million from the hotel leases entered into in connection with the Initial Offering, and (iii) an overall increase in average occupancy and rental rates. This was offset by a decrease due to no lease termination fee received in the year ended
December 31, 1997 compared to a $7.5 million fee received during 1996.

   Hotel revenue decreased $34.5 million or 52.5% for the year ended December 31, 1997 compared to the year ended December 31, 1996 primarily because hotel operating revenue of $31.2 million was only recognized for the period from January 1, 1997 to June 22, 1997 as a result of the Operating Partnership entering into a participating lease at the time of the Initial Offering.

   Third party management and development fee income increased $1.8 million or 31.1% for the year ended December 31, 1997 compared to the year ended December 31, 1996 primarily as a result of new fees for development services for projects which began during 1997 and increased fees on existing projects.

   Interest and other income decreased approximately $0.2 million or 5.5 % primarily due to a reduction in interest income resulting from a reduction in cash reserves.

   Property expenses increased $8.9 million or 15.3% for the year ended December 31, 1997 compared to the year ended December 31, 1996 primarily as a result of 1997 acquisitions which incurred $ 7.7 million in property expenses and an overall increases in real estate taxes.

   Hotel expenses decreased $24.3 million or 52.0% for the year ended December 31, 1997 compared to the year ended December 31, 1996 because after the Initial Offering the Company did not manage the Hotel Properties but rather leased them under participating leases.

   Interest expense decreased $17.8 million or 16.3% for the year ended December 31, 1997 compared to the year ended December 31, 1996 primarily as the result of the payoff of certain mortgage indebtedness with the proceeds from the Initial Offering.

   As a result of the foregoing, income before extraordinary items and minority interests of the Company and the Predecessor Group increased $35.1 million.

 Liquidity and Capital Resources

   Cash and cash equivalents were $12.2 and $17.6 million at December 31, 1998 and December 31, 1997, respectively. The decrease in cash is primarily a result of cash flows used for investing activities offset by cash provided by operating activities and financing activities. Net cash provided by operating activities was $215.3 million for the year ended December 31, 1998 compared to the $71.2 million for the year ended December 31, 1997.

   Net cash used in investing activities increased from $552.6 million for the year ended December 31, 1997 to $2.2 billion for the year ended December 31, 1998. This increase is due primarily to the following acquisitions of real estate assets during 1998:

 Acquisitions

  . On January 22,1998, the Company acquired, approximately $174.4 million (including closing costs), Riverfront Plaza, a Class A Office building with approximately 900,000 net rentable square feet located in Richmond, Virginia. The acquisition was funded by a $52.6 million draw under the Unsecured Line of Credit and mortgage financing of approximately $121.8 million.

  . On February 2, 1998, the Company acquired, for approximately $257.8 million (including closing costs), the Mulligan/Griffin Portfolio, a portfolio of nine office properties with approximately 1.3 million net rentable square feet and six parcels of land aggregating 30.7 acres located in Fairfax County, Virginia and Montgomery County, Maryland. The acquisition was funded through the payment of approximately $88.5 million in cash, the assumption of mortgage debt with a fair value of approximately $118.3 million, the assumption of other liabilities of approximately $984,000, and the issuance OP Units valued at approximately $50.0 million.

  . On June 1, 1998, the Company acquired Decoverly III, for approximately $11.1 million in cash. Decoverly III, a Class A office building with approximately 77,040 square feet, is located in Rockville, Maryland.

  . On June 16, 1998, the Company acquired 7450 Boston Boulevard for cash of approximately $5.8 million. 7450 Boston Boulevard is a 60,537 square foot, Class A office building located in Springfield, Virginia.

  . On June 25, 1998, the Company acquired University Place for cash of approximately $37.0 million. University Place is a 196,007 square foot, Class A office building located in Cambridge, Massachusetts.

  . On June 30, 1998, the Company acquired a portfolio of properties known as the Carnegie Center Portfolio and Tower Center One for approximately $276.0 million. The portfolio consists of ten office buildings with approximately 1.3 million net rentable square feet located in Princeton and East Brunswick, New Jersey. The acquisition was funded through the assumption of debt of approximately $64.4 million, the issuance of 2,442,222 Series One Preferred Units with an aggregate value of $83.0 million, and cash of $128.6 million. The Series One Preferred Units bear a preferred distribution of 7.25% per annum and are convertible into OP Units at a rate of $38.25 per Series One Preferred Unit.

  . On July 2, 1998, the Company acquired the Prudential Center, located in Boston, Massachusetts. The Prudential Center, which consists of two Class A office towers totaling approximately 1.7 million square feet, a retail complex totaling 486,428 square feet and 2,700 underground parking spaces, was acquired for approximately $519.0 million. The acquisition was funded through mortgage financing of $300.0 million, a draw down of $100.0 million from the Company's Unsecured Line of Credit, the issuance of 2,993,414 OP Units valued at approximately $96.2 million and cash of approximately $22.8 million. The Company also acquired a 50% interest in development rights for cash of approximately $27.0 million.

  . On July 10, 1998, the Company acquired Metropolitan Square, an approximately 583,685 square foot, Class A office building in Washington, D.C., for approximately $175.0 million. The acquisition was funded through the assumption of mortgage debt with a fair value of approximately $108.4 million, the issuance of 815,409 OP Units valued at approximately $27.7 million and cash of approximately $38.9 million.

  . On July 21, 1998, the Company acquired the Candler Building, an approximately 518,954 square foot, Class A office building in Baltimore, Maryland, for approximately $61.0 million. The acquisition was funded through a draw down of $30.0 million from the Company's Unsecured Line of Credit, the issuance of 146,898 shares of the Company's common stock valued at approximately $5.0 million and cash of $26.0 million.

  . On August 18, 1998, the Company acquired 1301 New York Avenue, an approximately 185,000 square foot, Class A office building in Washington, D.C. for approximately $28.0 million. The acquisition was funded through mortgage financing of $20.0 million, cash of $6.5 million and the issuance of 44,390 OP Units valued at approximately $1.5 million. The Company is in the process of renovating this property for an estimated cost of $18.2 million. The Company has entered into a lease with a single tenant pursuant to which this property will be 100% occupied following the completion of these renovations.

  . On November 3, 1998, the Company acquired Reservoir Place, located in Waltham, Massachusetts. The property, which consists of approximately 529,992 square feet, was acquired for approximately $104.2 million. The acquisition was funded through the assumption of mortgage debt with a fair value of $77.1 million and the issuance of approximately $27.1 million of OP Units.

  . On November 12, 1998, the Company completed the first phase of a two-phase acquisition of Embarcadero Center in San Francisco. Embarcadero Center is a six-building portfolio of Class A space consisting of an aggregate of 3.7 million square feet of net rentable office space, 354,000 square feet of retail space and 2,090 underground parking spaces. The first phase of the acquisition resulted in 100% ownership of two buildings and an approximate 50% ownership in the four other buildings. The second phase of the acquisition, in which the Company acquired the remaining interest in the four other buildings, closed on February 10, 1999. The Company acquired the entire Embarcadero Center portfolio for approximately $1.2 billion, which was financed as follows:
     (i) the assumption or incurrence of $730.0 million of property related, secured indebtedness, (ii) a draw down from the Company's Unsecured Line of Credit of approximately $87.3 million, (iii) issuance of Preferred Units in the Operating Partnership ("the Series Two and Three Preferred Units") having an aggregate value of approximately $286.4 million, and
     (iv) the issuance of $100 million of the Company's Series A Convertible Redeemable Preferred Stock (the "Preferred Stock"). The Series Two and Three Preferred Units bear a preferred distribution ranging from 5.0% to 7.0% per annum and are convertible into OP Units at $38.10 per Series Two and Three Preferred Unit.

  . During 1998, the Company acquired land in various existing regions for potential future developments. The Company acquired these land parcels for approximately $23.6 million in cash.

  . The Company has also funded various development projects. The total cash invested during 1998 was approximately $67.5 million.

   Net cash provided by (used in) financing activities increased from $500.4 million provided for the year ended December 31, 1997 to cash provided of $2.0 billion for the year ended December 31, 1998. This increase in primarily attributable to the $1.2 billion in proceeds received from new mortgage notes and the $420.1 million of proceeds from a short term note.

   Cash and cash equivalents decreased $5.4 million during the year ended December 31, 1998 compared to an increase of $8.7 million during the year ended December 31, 1997. The decrease is due to a $1.5 billion increase in net cash provided by financing activities and a $144.1 million increase in cash provided by operating activities, offset by an increase in cash used for investing activities of approximately $1.6 billion.

 Recent Equity Financings

   On January 30, 1998, the Company completed the second offering of 23,000,000 shares of Common Stock (including 3,000,000 shares issued pursuant to the exercise of the underwriters' overallotment options) at $35.125 per share, resulting in gross proceeds of approximately $807.9 million and net proceeds to the Company of approximately $766.5 million.

   On July 2, 1998, in connection with the acquisition of the Prudential Center, the Company sold 1,675,846 shares of Common Stock in a private placement for approximately $53.8 million.

   On July 21, 1998, the Company issued 146,898 shares of Common Stock in a private placement in connection with the acquisition of the Candler Building valued at approximately $5.0 million.

   On February 10, 1999, the Company issued 2.0 million shares of the Company's Series A Convertible Redeemable Preferred Stock for $100.0 million in connection with the acquisition of Embarcadero Center.

 Capitalization

   At December 31, 1998, the Company's total consolidated debt was approximately $3.1 billion. At December 31, 1998, the Company's outstanding consolidated debt consisted of approximately $15.0 million under Unsecured Line of Credit, as amended, approximately $2.7 billion of mortgage indebtedness, and approximately $420.1 million in notes payable. The weighted average rate of the Company's consolidated mortgage indebtedness is 6.87% and the weighted average maturity is approximately 5.6 years.

   Based on the Company's total market capitalization of approximately $6.1 billion at December 31, 1998 (at the December 31, 1998 closing Common Stock price of $30.50 per share and including the 23,797,998 OP Units (excluding OP Units held by the Company), an aggregate of 10,454,301 Series One, Two and Three Preferred Units (the "Preferred Units") (assuming all are converted to OP Units) and the Company's consolidated debt), the Company's consolidated debt represented approximately 50.88% of its total market capitalization.

   The Company utilizes the Unsecured Line of Credit primarily to finance acquisitions of additional properties, for working capital purposes, and to fund the development of properties. The Unsecured Line of Credit is a non-recourse obligation of the Operating Partnership and is guaranteed by the Company. The Company's ability to borrow under the Unsecured Line of Credit is subject to the Company's compliance with a number of customary financial and other covenants on an ongoing basis, including (i) loan-to-value ratio against the total borrowing base not to exceed 55%, (ii) a loan-to-value ratio against the total secured borrowing base not to exceed 55%, (iii) debt service coverage ratio of 1.4 for the borrowing base and 1.50 for the Company as a whole for full fixed charges, (iv) a leverage ratio not to exceed 60%, (v) limitations on additional indebtedness and stockholders distributions, and (vi) a minimum net worth requirement. Amounts drawn under the Unsecured Line of Credit for LIBOR based loans bear interest at a floating rate based on a spread over LIBOR equal to 90 to 120 basis points, depending on the Company's applicable leverage ratio, subject to increase to 140 basis points if the total fixed charge ratio falls below 1.75 but not lower than 1.50. At December 31, 1998, the Company had the ability to borrow an additional $257.0 million under the Unsecured Line of Credit, as $228.0 million was unavailable for 90 days as a result of the Embarcadero transaction per the terms of the Unsecured Line of Credit agreement, as amended. As of March 26, 1999 the Company's Unsecured Line of Credit had a total borrowing capacity of $138.0 million.

   The following table sets forth certain information regarding the mortgage debt at December 31, 1998:

                                  Principal    Interest
          Properties                Amount     Rate               Maturity
          ----------              ---------    --------           --------
                                (in thousands)
Embarcadero Center One and
 Two..........................    $  319,914   6.70%         December 10, 2008
The Prudential Center.........       298,686   6.72%         July 1, 2008
599 Lexington Avenue..........       225,000   7.00%         July 19, 2005(1)
280 Park Avenue...............       220,000   7.00%(2)      September 11, 2002
Embarcadero Center Four.......       159,813   6.79%         February 1, 2006
875 Third Avenue..............       153,807   8.00%(3)      December 31, 2002
Embarcadero Center Three......       150,000   6.40%         January 1, 2007
Two Independence Square.......       120,252   8.09%(4)      February 27, 2003
Riverfront Plaza..............       119,992   6.61%         January 21, 2008
Metropolitan Square...........       107,386   6.75%(5)      June 1, 2000
Embarcadero Center--Tower.....        99,910   6.50%         January 1, 2006
100 East Pratt Street.........        94,371   6.73%         November 1, 2008
Reservoir Place...............        77,006   6.88%(6)      November 1, 2006
One Independence Square.......        76,611   8.12%(4)      August 21, 2001
2300 N Street.................        66,000   6.88%         August 3, 2003
Capital Gallery...............        59,103   8.24%         August 15, 2006
Ten Cambridge Center and North
 Garage.......................        40,000   7.57%         March 29, 2000
10 and 20 Burlington Mall Road
 (7)..........................        37,000   8.33%         October 1, 2001
Lockheed Martin Building......        27,249   6.61%         June 1, 2008
Reston Corporate Center.......        25,727   6.56%         May 1, 2008
1301 New York Avenue..........        24,965   6.70%         August 15, 2009
191 Spring Street.............        23,430   8.50%         September 1, 2006
Bedford Business Park.........        22,667   8.50%         December 10, 2008
NIMA Building.................        22,291   6.51%         June 1, 2008
212 Carnegie Center...........        20,997   7.25%         December 31, 2000
202 Carnegie Center...........        19,528   7.25%         December 31, 2000
214 Carnegie Center...........        13,726   8.19%(8)      October 31, 2000
101 Carnegie Center...........         8,884   7.66%         April 1, 2006
Montvale Center...............         7,792   8.59%         December 1, 2006
Newport Office Park...........         6,499   8.13%         July 1, 2001
Hilltop Business Center.......         4,417   LIBOR + 1.50% March 15, 1999
201 Carnegie Center...........           558   7.08%         February 1, 2010
                                  ----------
                                  $2,653,581
                                  ==========

--------
(1) At maturity the lender has the option to purchase a 33.33% interest in this Property in exchange for the cancellation of the loan indebtedness.
(2) Outstanding principal of $213,000 bears interest at a fixed rate of 7.00%. The remaining $7,000 bears interest at a floating rate equal to LIBOR + 1.00%.
(3) The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The actual principal balance at December 31, 1998 was $150,000 and the interest rate was 8.75%.
(4) The principal amount and interest rate shown has been adjusted to reflect the effective rates on the loans. The actual principal balances at December 31, 1998 were $119,844 and $76,438 respectively. The actual interest rates are 8.50% and continue at such rate through the loan expiration.
(5) The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The actual principal balance at December 31, 1998 was $104,040 and the interest rate was 9.13%.
(6) The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The actual principal balance at December 31, 1998 was $66,444 and the interest rate was 9.09%.
(7) Includes outstanding indebtedness secured by 91 Hartwell Avenue and 92 and 100 Hayden Avenue.
(8) The principal amount and interest rate shown has been adjusted to reflect the effective rate on the loan. The actual principal balance at December 31, 1998 was $13,705 and the interest rate was 9.13%.

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

   The Company expects to meet long-term (greater than 12 months) liquidity requirements for the costs of development, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through the issuance of additional OP Units, Preferred Units and equity securities of the Company and the incurrence of long-term secured and unsecured indebtedness. In addition, the Company may finance the development, redevelopment or acquisition of additional properties by using its Unsecured Line of Credit.

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

   During the year ended December 31, 1998, the Company paid or declared quarterly dividends totaling $1.66 per common share (consisting of $.405 related to quarters ended March 31, 1998 and June 30, 1998 and $.425 for the quarters ended September 30, 1998 and December 31, 1998). The Company intends to continue paying dividends quarterly. The Company expects to use cash flows from operating activities to fund dividends to stockholders.

 Funds from Operations

   The White Paper of Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of the equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

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

   With respect to a property in Massachusetts, the Company received a Notice of Potential Responsibility from the state regulatory authority on January 9, 1997, related to groundwater contamination. In addition, the Company received a Notice of Downgradient Property Status Submittal from each of two third parties concerning alleged contamination at two downgradient properties. On January 15, 1997, the Company notified the state regulatory authority that the Company would cooperate with and monitor the tenant at the property (which investigated the matter and undertook remedial actions). That investigation identified the presence of hazardous substances in and near a catch basin along the property line. The tenant completed an Immediate Response Action at the site in April 1998. The Company expects the tenant will likewise take any additional necessary response actions. The lease with the tenant contains a provision pursuant to which the tenant indemnifies the Company against such liability.

   On January 15, 1992, another property in Massachusetts was listed by the state regulatory authority as an unclassified Confirmed Disposal Site in connection with groundwater contamination. The Company has engaged a specially licensed environmental consultant to perform the necessary investigation and assessment and to prepare submittals to the state regulatory authority. On August 1, 1997, such consultant submitted to the state regulatory authority a Phase I--Limited Site Investigation Report and Downgradient Property Status Opinion. This Opinion concluded that the property qualifies for Downgradient Property Status under the state regulatory program, which eliminates certain deadlines for conducting response actions at a site and may qualify the Company for liability relief under recent statutory amendments. Although the Company believes that the current or former owners of the upgradient source properties may ultimately be responsible for some or all of the costs of such response actions, the Company will take any necessary further response actions.

   An investigation at an additional property in Massachusetts identified groundwater contamination. We engaged a specially licensed environmental consultant to perform the necessary investigation and assessment and to prepare submittals to the state regulatory authority. On March 11, 1998, the consultant submitted to the state regulatory authority a Release Notification and Downgradient Property Status Opinion. This Opinion concluded that the property qualifies for Downgradient Property Status under the state regulatory program, which eliminates certain deadlines for conducting response actions at a site and may qualify the Company for liability relief under recent statutory amendments. Although the Company believes that the current or former owners of the upgradient source properties may ultimately be responsible for some or all of the costs of such response actions, the Company will take any necessary further response actions.

   The Company expects that any resolution of the environmental matters relating the above will not have a material impact on the financial position, results of operations or liquidity of the Company.

 Year 2000 Compliance

   The Year 2000 issue relates to how computer systems and programs will recognize and process dates after the year 1999. Most computer systems and programs, which use two digits to specify a year, if not modified prior to the year 2000, will be unable to distinguish between the year 1900 and the year 2000. This could result in system failures or miscalculations that could result in disruptions of normal business operations. The Year 2000 issue can also affect embedded technology systems and programs of a building such as elevator, security, energy, fire and safety systems. The Year 2000 issue affects virtually all companies and organizations.

   In March of 1998, the Company formed a Year 2000 project team that consists of Company personnel. The team includes a coordinator from Property Management in each of its regions and a representative from Legal, Risk Management and Information Systems. The project team conducts monthly meetings to coordinate a common work plan, to share information and to review the progress of activities in each region.

   The Year 2000 Project encompasses a review of compliance risks for the Company's computer information and building systems and is divided into two phases.

   Phase I targets the discovery of issues, an inventory of all building and internal systems, and an initial assessment of risks. Correspondence has been sent to vendors, including equipment manufacturers, service providers, maintenance and utility companies, requesting letters regarding Year 2000 compliance for specific systems. To date responses have been received from over 95% of the vendors with the remaining responses due mostly from vendors doing business with the Company's most recently acquired properties.

   In Phase I, correspondence has been sent to tenants highlighting the Year 2000 issue and providing a general statement of the Company's progress. The Company has decided not to survey its tenant base, other than its largest tenant (the General Services Administration), as no other single tenant represents more than 5% of its annual revues. Due to the Company's large tenant base, the success of the Company is not closely tied to one particular tenant. As a result, the Company does not believe there will be a material adverse effect on the Company's financial condition and results of operations if a limited number of the Company's tenants were unable to pay rent on a timely basis due to Year 2000 related problems.

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

  . Continued assessment of risks, including follow up with vendor responses deemed inadequate (if any)

  .  Remediation of identified compliance problems by June 30, 1999

  .  Testing of building systems

  . Development of contingency plans for all systems deemed critical to the operation of buildings

   The Company expects building-card access, energy management and garage access systems to commonly require remediation. The replacement of an energy management system at Embarcadero Center in San Francisco will be completed in August 1999 and represents the only exception to the Company's current expectation that all remediation work for building systems will be completed by June 30, 1999.

   Recent upgrades to desktop computers and internal networks throughout the organization combined with the replacement of the electronic mail and the accounting systems during 1998 will address Year 2000 compliance issues with core operating systems. All ancillary software packages that support isolated functions, including tax reporting, and were non-compliant, were upgraded before the end of 1998 with the exception of work order processing software that is currently being replaced at several properties.

   The total costs associated with the Year 2000 issue are not expected to be material to the Company's financial position. The estimated cost of remediation efforts is approximately $1.6 million, which excludes costs for all internal personnel working on the project. In most cases, the upgrade of non-compliant systems will represent an acceleration of a planned replacement date.

   The Year 2000 project team has adopted a test protocol and procedure. Property managers, working with service vendors, will conduct tests of building systems. As of January 31, 1999, successful tests have been carried out and documented for critical building systems at many properties throughout the portfolio.

   The Company currently does not have a contingency plan in place. The Company is, however, working with service vendors, and expects that contingency plans will be developed by the project team by June 30, 1999 for all systems deemed critical to the operation of buildings. Most systems supporting the operation of a building can revert to manual operation if necessary.

   The discussion above regarding the Company's Year 2000 Project contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's assessment of the impact of the Year 2000 issue may prove to be inaccurate due to a number of factors which cannot be determined with certainty, including the receipt of inaccurate compliance certification from third party vendors, inaccurate testing or assessments by Company personnel of Company equipment or systems, and inaccurate projections by the Company of the cost of remediation and/or replacement of affected equipment and systems. A failure by the Company to adequately remediate or replace affected equipment or systems due to the factors cited above or for other reasons, a material increase in the actual cost of such remediation or replacement, or a failure by a third party vendor to remediate Year 2000 problems in systems that are vital to the operation of the Company's properties or financial systems, could cause a material disruption to the Company's business and adversely affect its results of operations and financial condition.

 Newly Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133").

   FAS 133 requires the following:

  .  All derivatives must be carried on the balance sheet at fair value.

  . Changes in the fair value of derivatives must be recognized in income when they occur.

  . Companies can use hedge accounting for derivatives that qualify as a hedge, to eliminate or reduce the income-statement volatility that would arise from reporting changes in a derivative's fair value in income.

  .  Extensive disclosure requirements.

   The Standard applies to all entities and to all types of derivatives, and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

   In November 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("FAS 134").

   FAS 134 further amends Statement of Financial Accounting Standards No. 65 to specify that, after the securitization of mortgage loans that are held for sale, an entity that is engaged in mortgage banking activities must classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments.

   FAS 134 is effective for the first fiscal quarter beginning after December 15, 1998.

   In January of 1999, the FASB issued Statement of Financial Accounting Standards No. 135 ("FAS 135"). FAS 135 rescinds Statement of Financial Accounting Standards No. 75, "Deferral of the Effective Date of

Certain Accounting Requirements for Pension Plans of State and Local Governmental Units". This Statement also amends Statement of Financial Accounting Standards No. 35, "Accounting and Reporting by Defined Benefit Pension Plans," to exclude from its scope plans that are sponsored by and provide benefits for the employees of one or more state or local governmental units. This Statement is effective for financial statements issued for fiscal years ending after February 15, 1999.

   The Company does not believe that the implementation of FAS 133, FAS 134 or FAS 135 will have a material impact on the Company's financial statements.

 Inflation

   Substantially all of the office leases provide for separate real estate tax and operating expense escalations over a base amount. In addition, many of the leases provide for fixed base rent increases or indexed increases. The Company believes that inflationary increases may be at least partially offset by the contractual rent increases described above.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

   Market risk is the risk of loss from adverse changes in market prices and interest rates. The primary market risk facing the Company is interest rate risk on its mortgage notes payable. Approximately $2.64 billion of the Company's mortgage debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted average interest rates by expected maturity dates for the fixed rate debt. The interest rate of the variable rate debt as of December 31, 1998 ranged from LIBOR plus 1.00% to LIBOR plus 1.50%.

                                         Mortgage debt, including current portion
                         ------------------------------------------------------------------------------
                          1999     2000     2001     2002     2003    Thereafter    Total    Fair Value
                         -------  -------  -------  -------  -------  ----------  ---------- ----------
Fixed Rate.............. $26,940  233,075  146,059  378,394  206,853  2,090,403   $3,081,724 $3,081,724
Average Interest Rate...    7.05%    7.13%    7.89%    7.38%    7.54%      6.83%
Variable Rate...........     --       --       --   $ 7,000      --         --    $    7,000 $    7,000

Item 8. Financial Statements and Supplementary Data

   See "Index to Financial Statements" on page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The information concerning Directors and Executive Officers of the Registrant required by Item 10 shall be included in the Proxy Statement to be filed relating to the 1999 Annual Meeting of the Registrant's Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

   The information concerning Executive Compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to the 1999 Annual Meeting of the Registrant's Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Beneficial Owners and Management

   The information concerning Directors and Executive Officers of the Registrant required by Item 12 shall be included in the Proxy Statement to be filed relating to the 1999 Annual Meeting of the Registrant's Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information concerning Directors and Executive Officers of the Registrant required by Item 13 shall be included in the Proxy Statement to be filed relating to the 1999 Annual Meeting of the Registrant's Stockholders and is incorporated herein by reference.

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

   A report on Form 8-K was filed on January 26, 1998 which included information regarding Item 5. The Form 8-K was filed in connection with the Company's press release regarding the Company's fourth quarter 1997 earnings.

   A report on Form 8-K was filed on February 6, 1998 which included information regarding Item 2, 5 and 7. Included in Item 7 was pro forma information and exhibits. The Form 8-K was filed in connection with the Company's acquisition of Riverfront Plaza and the Mulligan/Griffin Portfolio.

   A report on Form 8-K was filed on June 9, 1998 which included information regarding Item 5. The Form 8-K was filed in connection with information presented to investors and analysts.

   A report on Form 8-K was filed on July 15, 1998 (as amended by Form 8-K/A filed on August 25, 1998) which included information regarding Item 2, 5 and 7. Included in Item 7 was pro forma information and exhibits. The Form 8-K was filed in connection with the Company's acquisition of the Carnegie Center portfolio.

   A report on Form 8-K was filed on July 17, 1998 (as amended by Form 8-K/A filed on August 25, 1998) which included information regarding Item 2, 5 and 7. Included in Item 7 was pro forma information and exhibits. The Form 8-K was filed in connection with the Company's acquisition of The Prudential Center.

   A report on Form 8-K was filed on July 27, 1998 (as amended by Form 8-K/A filed on August 25, 1998) which included information regarding Item 2, 5 and 7. Included in Item 7 was pro forma information and exhibits. The Form 8-K was filed in connection with the Company's acquisition of Metropolitan Square.

   A report on Form 8-K was filed on October 27, 1998 which included information regarding Item 5. The Form 8-K was filed in connection with the Company's press release regarding the Company's third quarter 1998 earnings and information presented to investors and analysts.

   A report on Form 8-K was filed on November 25, 1998 (as amended by Form 8-K/A filed on January 26, 1999) which included information regarding Item 2, 5 and 7. Included in Item 7 was pro forma information and exhibits. The Form 8-K was filed in connection with the Company's acquisition of Embarcadero Center.

   A report on Form 8-K was filed on January 27, 1999 which included information regarding Item 5. The Form 8-K was filed in connection with the Company's press release regarding the Company's fourth quarter 1998 earnings.

     (c) Exhibits

   Exhibit No.                            Description
   -----------                            -----------
    3.1        Form of Amended and Restated Certificate of Incorporation of the
               Company (2)
    3.2        Form of Amended and Restated Bylaws of the Company (2)
    4.1        Form of Shareholder Rights Agreement dated as of June , 1997 between the Company and BankBoston, N.A., as Rights Agent (2)
    4.2        Form of Certificate of Designation for Series E Junior
               Participating Cumulative Preferred Stock, par value $.01 per share (2)
    4.3        Form of Certificate of Designations for the Series A Preferred
               Stock. (9)
    4.4        Form of Common Stock Certificate (2)
   10.1        Second Amended and Restated Agreement of Limited Partnership of
               the Operating Partnership, dated as of June 29, 1998. (6)
   10.2        Certificate of Designations for the Series One Preferred Units,
               dated June 30, 1998, constituting an amendment to the Second
               Amended and Restated Agreement of Limited Partnership of the
               Operating Partnership. (6)
   10.3        Certificate of Designations for the Series Two Preferred Units,
               dated November 12, 1998, constituting an amendment to the Second
               Amendment and Restated Agreement of Limited Partnership of the
               Operating Partnership. (9)
   10.4        Certificate of Designations for the Series Three Preferred
               Units, dated November 12, 1998, constituting an amendment to the
               Second Amended and Restated Agreement of Limited Partnership of
               the Operating Partnership. (9)
   10.5        1997 Stock Option and Incentive Plan (2)
   10.6        Form of Noncompetition Agreement between the Company and
               Mortimer B. Zuckerman (2)
   10.7        Form of Employment and Noncompetition Agreement between the
               Company and Edward H. Linde. (2)
   10.8        Form of Employment Agreement between the Company and certain executive officers (2)
   10.9        Form of Indemnification Agreement between the Company and each of its directors and executive officers (2)
   10.10       Omnibus Option Agreement by and among the Operating Partnership and the Grantors named therein dated as of April 9, 1997 (2)
   10.11       Revolving Credit Agreement with BankBoston, N.A. (2)
   10.12       Form of Registration Rights Agreement among the Company and the persons named therein (2)
   10.13       Form of Lease Agreement dated as of June , 1997 between Edward
               H. Linde and Mortimer B. Zuckerman, as Trustees of Downtown
               Boston Properties Trust, and ZL Hotel LLC (2)
   10.14       Form of Lease Agreement dated as of June , 1997 between Edward
               H. Linde and Mortimer B. Zuckerman, as Trustees of Two Cambridge
               Center Trust, and ZL Hotel LLC (2)
   10.15       Option Agreement between Boston Properties Limited Partnership and Square 36 Properties Limited Partnership dated April 15,
               1997 (2)
   10.16       Form of Certificate of Incorporation of Boston Properties
               Management, Inc (2)
   10.17       Form of By-laws of Boston Properties Management, Inc. (2)
   10.18       Form of Limited Liability Agreement of ZL Hotel LLC (2)
   10.19       Form of Option Agreement to Acquire the Property known as Sumner
               Square(2)
   10.20       Loan Modification Agreement between Lexreal Associates and
               Mitsui Seimei America Corporation relating to loan secured by
               599 Lexington Avenue (2)
   10.21       Loan Modification and Extension Agreement by and between
               Southwest Market Limited Partnership, a District of Columbia
               limited partnership, Mortimer B. Zuckerman and Edward H. Linde and the Sumitomo Bank, Limited, for One Independence Square,
               dated as of September 26, 1994 (2)

   Exhibit No.                            Description
   -----------                            -----------
   10.22       Loan Modification and Extension Agreement by and among Southwest
               Market Limited Partnership, a District of Columbia limited partnership, Mortimer B. Zuckerman and Edward H. Linde and the
               Sumitomo Bank, Limited, for Two Independence Square, dated as of
               September 26, 1994 (2)
   10.23       Construction Loan Agreement by and between the Sumitomo Bank,
               Limited and Southwest Market Limited Partnership, dated as of
               August 21, 1990 (2)
   10.24       Construction Loan Agreement by and between the Sumitomo Bank,
               Limited and Southwest Market Limited Partnership for Two
               Independence Square, dated as of February 22, 1991 (2)
   10.25       Consent and Loan Modification Agreement regarding One
               Independence Square between the Sumitomo Bank, Limited and
               Southwest Market Limited Partnership dated as of June, 1997 (2)
   10.26       Consent and Loan Modification Agreement regarding Two
               Independence Square between the Sumitomo Bank, Limited and
               Southwest Market Limited Partnership dated as of June, 1997 (2)
   10.27       Form of Amended and Restated Loan Agreement between Square 36
               Office Joint Venture and the Sanwa Bank Limited dated as of June
               , 1997 (2)
   10.28       Indemnification Agreement between the Operating Partnership and
               Mortimer B. Zuckerman and Edward H. Linde (2)
   10.29       Compensation Agreement between the Company and Robert Selsam, dated as of August 10, 1995 relating to 90 Church Street (2)
   10.30       Contribution Agreement dated September 2, 1997 by and among the
               Operating Partnership, the Company and Kenvic Associates (5)
   10.31       Lock-Up and Registration Rights Agreement dated November 21,
               1997 by and among the Operating Partnership, the Company and
               Kenvic Associates (1)
   10.32       Agreement dated November 21, 1997 by and between the Operating
               Partnership, the Company and Kenvic Associates (1)
   10.33       Note and Mortgage Modification and Spreader Agreement between
               John Hancock, as lender, and the Operating Partnership, as borrower (1)
   10.34       Agreement between Bankers Trust Company, as seller, and the
               Operating Partnership, as borrower, dated September 11, 1997 (3)
   10.35       Term loan agreement between Chase Manhattan Bank, as lender, and the Operating Partnership, as borrower, dated September 11, 1997
               (4)
   10.36       Swap Transaction Agreement between the Chase Manhattan Bank and the Company dated November 4, 1997 (3)
   10.37       Interest Guarantee and Agreement between Chase Manhattan Bank, as lender, and the Operating Partnership, as borrower, dated
               September 11, 1997 (4)
   10.38       Net Cash Flow Shortfall Guarantee and Agreement between Chase
               Manhattan Bank, as lender, and the Operating Partnership, as borrower, dated September 11, 1997 (4)
   10.39       Hazardous Material Guaranty and Indemnification Agreement
               between Chase Manhattan Bank, as lender, and the Operating
               Partnership, as borrower, dated September 11, 1997 (4)
   10.40       Amended and Restated Real Estate Purchase and Sale Contract
               between International Business Machines Corporation, as seller, and the Operating Partnership, as buyer, dated October 20, 1997
               (4)
   10.41       First Amendment to Revolving Credit Agreement dated July 29,
               1997 by and among the Company, BankBoston, N.A., and the
               subsidiaries of the Company and lending institutions named therein (5)
   10.42       Second Amendment to Revolving Credit Agreement dated July 30,
               1997 by and among the Company, BankBoston, N.A., and the
               subsidiaries of the Company and lending institutions named therein (5)

   Exhibit No.                            Description
   -----------                            -----------
   10.43       Third Amendment to Revolving Credit Agreement dated September
               11, 1997 by and among the Company, BankBoston, N.A., and the subsidiaries of the Company and lending institutions named therein (5)
   10.44       Fourth Amendment to Revolving Credit Agreement dated October 31,
               1997 by and among the Company, BankBoston, N.A., and the
               subsidiaries of the Company and lending institutions named therein (5)
   10.45       Environmental Indemnity and Agreement made by the Operating
               Partnership in favor of John Hancock Mutual Life Insurance
               Company (1)
   10.46       Indemnification Agreement made by the Operating Partnership in favor of John Hancock Mutual Life Insurance Company (1)
   10.47       Consolidation, Extension and Modification Agreement dated as of
               May 11, 1988 by and between Kenvic Associates and John Hancock
               Mutual Life Insurance Company (1)
   10.48       Modification Agreement dated as of May 30, 1990 by and between
               Kenvic Associates and John Hancock Mutual Life Insurance Company
               (1)
   10.49       Note and Mortgage Notification Agreement, dated July 23, 1992 by and between Kenvic Associates and John Hancock Mutual Life
               Insurance Company (2)
   10.50       Note and Mortgage Modification and Spreader Agreement dated as of December 29, 1995 by and between Kenvic Associates and John
               Hancock Mutual Life Insurance Company (1)
   10.51       Contribution Agreement dated November 26, 1997 the Operating
               Partnership, Boston Properties LLC and the Contributors named therein. (1)
   10.52       Promissory Note dated January , 1998 between the Operating
               Partnership and Metropolitan Life Insurance Company (1)
   10.53       Deed of Trust, Security Agreement and Fixture Filing dated
               January , 1998 (1)
   10.54       Unsecured Indemnity Agreement dated January , 1998 (1)
   10.55       Contribution and Conveyance Agreement concerning the Carnegie
               Portfolio, dated June 30, 1998 by and among the Company, the
               Operating Partnership, and the parties named therein as Landis
               Parties. (6)
   10.56       Contribution Agreement, dated June 30, 1998, by and among the
               Company, the Operating Partnership, and the parties named
               therein as Landis Parties. (6)
   10.57       Registration Rights and Lock-Up Agreement, dated June 30, 1998 by and among the Company, the Operating Partnership and the parties named therein as Holders. (6)
   10.58       Non-Competition Agreement, dated as of June 30, 1998, by and between Alan B. Landis and the Company. (6)
   10.59       Agreement Regarding Directorship, dated as of June 30, 1998, by and between the Company and Alan B. Landis. (6)
   10.60       Purchase and Sale Agreement, dated May 7, 1998, by and between
               Prudential and the Operating Partnership. (7)
   10.61       Contribution Agreement, dated as of May 7, 1998, by and between
               Prudential and the Operating Partnership. (7)
   10.62       Registration Rights Agreement, dated as of July 2, 1998, by and among the Registrant, Strategic Value Investors II, LLC and
               Prudential. (7)
   10.63       Contribution Agreement dated June 5, 1998, by and among Boston
               Properties Limited Partnership, Boston Properties LLC, Square
               224 Associates and the Oliver Carr Company. (8)
   10.64       Registration Rights and Lock-up Agreement, dated as of July 9,
               1998, by and between Boston Properties, Inc. and Square 224
               Associates. (8)
   10.65       Purchase and Sale Agreement, dated as of November 12, 1998, by and between Two Embarcadero Center West and BP OFR LLC. (9)
   10.66       Contribution Agreement, dated as of November 12, 1998, by and among the Company, The Operating Partnership, Embarcadero Center
               Investors Partnership ("ECIP") and the partners in ECIP listed on Exhibit A thereto. (9)

   Exhibit No.                            Description
   -----------                            -----------
   10.67       Contribution Agreement, dated as of November 12, 1998, by and among the Company, the Operating Partnership, Three Embarcadero
               Center West ("Three ECW") and the partners in Three ECW listed on Exhibit A thereto. (9)
   10.68       Three ECW Redemption Agreement, dated as of November 12, 1998, by and among Three ECW, the Operating Partnership, BP EC West
               LLC, Prudential, PIC Realty Corporation ("PIC") and Prudential
               Realty Securities II, Inc. ("PRS II").(9)
   10.69       Three ECW Property Contribution Agreement, dated as of November
               12, 1998, by and among Three ECW, Prudential, PIC, PRS II, the
               Operating Partnership, the Company and BP EC West LLC. (9)
   10.70       Registration Rights and Lock-Up Agreement, dated November 12,
               1998, by and among the Company, the Operating Partnership and the Holders named therein.(9)
   10.71       Third Amended and Restated Partnership Agreement of One
               Embarcadero Center Venture, dated as of November 12, 1998, by and between Boston Properties LLC ("BPLLC"), as managing general partner, BP EC1 Holdings LLC ("BP EC1 LLC"), as non-managing general partner, and PIC, as non-managing general partner (9)
   10.72       Third Amended and Restated Partnership Agreement of Embarcardero
               Center Associates, dated as of November 12, 1998, by and between
               BP LLC, as managing general partner, BP EC2 Holdings LLC ("BP
               EC2 LLC"), as non-managing general partner, and PIC, as non-
               managing general partner. (9)
   10.73       Second Amended and Restated Partnership Agreement of Three
               Embarcadero Center Venture, dated as of November 12, 1998, by and between BPLLC, as managing general partner, BP EC3 Holdings
               LLC ("BP EC3 LLC"), as non-managing general partner, and
               Prudential, as non-managing general partner. (9)
   10.74       Second Amended and Restated Partnership Agreement of Four
               Embarcadero Center Venture, dated as of November 12, 1998, by and between BPLLC, as managing general partner, BP EC4 Holdings
               LLC ("BP EC4 LLC"), as non-managing general partner, and
               Prudential, as non-managing general partner. (9)
   10.75       Note Purchase Agreement, dated as of November 12, 1998, by and between Prudential Realty Securities, Inc. ("PRS") and One
               Embarcadero Center Venture. (9)
   10.76       Note Purchase Agreement, dated as of November 12, 1998, by and between PRS and Embarcadero Center Associates. (9)
   10.77       Note Purchase Agreement, dated November 12, 1998, by and between
               PRS and Three Embarcadero Center Venture. (9)
   10.78       Note Purchase Agreement, dated November 12, 1998, by and between
               PRS and Four Embarcadero Center Venture. (9)
   10.79       Redemption Agreement, dated as of November 12, 1998, by and among One Embarcadero Center Venture, BPLLC, BP EC1 LLC and PIC.
               (9)
   10.80       Redemption Agreement, dated as of November 12, 1998, by and among Embarcadero Center Associates, BPLLC, BP EC2 LLC and PIC.
               (9)
   10.81       Redemption Agreement, dated as of November 12, 1998, by and among Three Embarcadero Center Venture, BPLLC, BP EC3 LLC and
               Prudential. (9)
   10.82       Redemption Agreement, dated as on November 12, 1998, by and among Four Embarcadero Center Venture, BPLLC, BP EC4 LLC and
               Prudential. (9)
   10.83       Option and Put Agreement, dated as of November 12, 1998, by and between One Embarcadero Center Venture and Prudential. (9)
   10.84       Option and Put Agreement, dated as of November 12, 1998, by and between Embarcadero Center Associates and Prudential. (9)
   10.85       Option and Put Agreement, dated as of November 12, 1998, by and between Three Embarcadero Center Venture and Prudential. (9)

   Exhibit No.                            Description
   -----------                            -----------
   10.86       Option and Put Agreement, dated as of November 12, 1998, by and between Four Embarcadero Center Venture and Prudential. (9)
   10.87       Stock Purchase Agreement, dated as of September 28, 1998, by and between the Company and Prudential. (9)
   21.1        Schedule of Subsidiaries of the Company (1)
   23.1        Consent of PricewaterhouseCoopers LLP, Independent Accountants
   27.1        Financial Data Schedule

--------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-11 (No. 333-41449)
(2) Incorporated herein by reference to the Company's Registration Statement on Form S-11 (No. 333-25279)
(3) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on November 25, 1997
(4) Incorporated herein by reference to the Company's Current Report on Form 8-K/A filed on November 14, 1997
(5) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on November 26, 1997
(6) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on July 15, 1998.
(7) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on July 17, 1998.
(8) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on July 27, 1998.
(9) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on November 25, 1998.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Boston Properties, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BOSTON PROPERTIES, INC.

                                          By: /s/ David G. Gaw
                                             ----------------------------------
                                                      David G. Gaw
                                                 Chief Financial Officer

Date March 31, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   March 31, 1998                         By: /s/ Mortimer B. Zuckerman
                                             ----------------------------------
                                          Mortimer B. Zuckerman
                                          Chairman of the Board of Directors

                                          By: /s/ Edward H. Linde
                                             ----------------------------------
                                          Edward H. Linde
                                          President and Chief Executive
                                          Officer

                                          By: /s/ David G. Gaw
                                             ----------------------------------
                                          David G. Gaw
                                          Chief Financial Officer

                                          By: /s/ Alan J. Patricof
                                             ----------------------------------
                                          Alan J. Patricof
                                          Director

                                          By: /s/ Ivan G. Seidenberg
                                             ----------------------------------
                                          Ivan G. Seidenberg

                                          By: /s/ Martin Turchin
                                             ----------------------------------
                                          Martin Turchin
                                          Director

                                          By: /s/ Alan B. Landis
                                             ----------------------------------
                                          Alan B. Landis
                                          Director

                                          By: /s/ Richard E. Salomon
                                             ----------------------------------
                                          Richard E. Salomon
                                          Director

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP
            INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
  Report of Independent Accountants.......................................  F-2
  Consolidated Balance Sheet of Boston Properties, Inc. (the "Company")
    as of December 31, 1998 and December 31, 1997.........................  F-3
  Consolidated Statement of Operations of the Company for the year ended
    December 31, 1998 and for the period from June 23, 1997
    (inception of operations) to December 31, 1997and Combined
    Statements of Operations for the Predecessor Group for the period from January 1, 1997 to June 22, 1997 and the year ended
    December 31, 1996.....................................................  F-4
  Consolidated Statement of Changes in Stockholders' Equity of the Company
    For the year ended December 31, 1998 and for the period June 23, 1997
    (inception of operations) to December 31, 1997 and the Combined
    Statement of Changes in Owners' Equity (Deficit) of the Predecessor
    Group for the period January 1, 1997 to June 22, 1997 and the year ended
    December 31, 1996.....................................................  F-5
  Consolidated Statement of Cash Flows of the Company for the year ended
    December 31, 1998 and for the period June 23, 1997 (inception of operations) to December 31, 1997and Combined Statement of Cash
    Flows of the Predecessor Group for the period January 1, 1997 to
    June 22, 1997 and the year ended December 31, 1996....................  F-6
  Notes to Consolidated and Combined Financial Statements.................  F-7
  Financial Statement Schedule--Schedule III.............................. F-22

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Boston Properties, Inc.

   In our opinion, the accompanying consolidated balance sheets, the related consolidated and combined statements of operations, stockholders' equity and cash flows, presents fairly, in all material respects, (i) the financial position of Boston Properties, Inc. (the "Company") at December 31, 1998 and 1997, the results of operations and cash flows for the year ended December 31, 1998 and the period from June 23, 1997 to December 31, 1997, and (ii) as described in Note 1, the combined statements of operations and cash flows for the period from January 1, 1997 to June 22, 1997 and for the year ended December 31, 1996 of the Boston Properties Predecessor Group in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Boston, Massachusetts
January 24, 1999, except for
Note 16 as to which the date is February 10, 1999

                            BOSTON PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

        December 31, December 31,
            1998         1997
        ------------ ------------
            (in thousands, except
               share amounts)
ASSETS

Real estate:
  Less: accumulated depreciation........................ $4,917,193  $1,796,500
    Total real estate...................................   (357,384)   (294,218)
                                                         ----------  ----------
                                                          4,559,809   1,502,282
Cash and cash equivalents...............................     12,166      17,560
Notes receivable........................................    420,143         --
Escrows.................................................     19,014      14,178
Tenant and other receivables, net.......................     40,830      24,458
Accrued rental income, net..............................     64,251      55,190
Deferred charges, net...................................     46,029      35,485
Prepaid expenses and other assets.......................     26,058      20,225
Investments in joint ventures...........................     46,787       3,143
                                                         ----------  ----------
    Total assets........................................ $5,235,087  $1,672,521
                                                         ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable................................ $2,653,581  $1,099,253
  Notes payable.........................................    420,143         --
  Unsecured line of credit..............................     15,000     233,000
  Accounts payable and accrued expenses.................     33,638      23,822
  Dividends payable.....................................     40,494      22,539
  Accrued interest payable..............................      7,307       6,581
  Other liabilities.....................................     37,209      11,642
                                                         ----------  ----------
    Total liabilities...................................  3,207,372   1,396,837
                                                         ----------  ----------
Commitments and contingencies...........................        --          --
                                                         ----------  ----------
Minority interests......................................  1,079,234     100,636
                                                         ----------  ----------
Stockholders' equity:
  Preferred stock, $.01 par value, 50,000,000 shares
   authorized, none
   issued or outstanding................................        --          --
  Excess stock, $.01 par value, 150,000,000 shares
   authorized, none
   issued or outstanding................................        --          --
  Common stock, $.01 par value, 250,000,000 shares
   authorized,
   63,527,819 and 38,694,041 issued and outstanding in
   1998 and 1997, respectively..........................        635         387
  Additional paid-in capital............................    955,711     172,347
  Dividends in excess of earnings.......................     (7,865)      2,314
                                                         ----------  ----------
    Total stockholders' equity..........................    948,481     175,048
                                                         ----------  ----------
      Total liabilities and stockholders' equity........ $5,235,087  $1,672,521
                                                         ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                 The Company            The Predecessor Group
                          -------------------------- ----------------------------
                                        Period from
                                       June 23, 1997   Period from
                           Year ended       to       January 1, 1997  Year ended
                          December 31, December 31,        to        December 31,
                              1998         1997       June 22, 1997      1996
                          ------------ ------------- --------------- ------------
Revenue
  Rental:
   Base rent............    $419,756     $126,401       $ 80,122       $169,420
   Recoveries from
    tenants.............      48,718       12,564         10,283         22,607
   Parking and other....      19,103          676          3,397          2,979
                            --------     --------       --------       --------
     Total rental
      revenue...........     487,577      139,641         93,802        195,006
  Hotel.................         --           --          31,185         65,678
  Development and
   management services..      12,411        3,813          3,685          5,719
  Interest and other....      13,859        2,189          1,146          3,530
                            --------     --------       --------       --------
     Total revenue......     513,847      145,643        129,818        269,933
                            --------     --------       --------       --------
Expenses
  Rental:
   Operating............      80,894       19,591         13,650         29,823
   Real estate taxes....      69,596       20,502         13,382         28,372
  Hotel:
   Operating............         --           --          20,938         43,634
   Real estate taxes....         --           --           1,514          3,100
  General and
   administrative.......      22,504        6,689          5,116         10,754
  Interest..............     124,860       38,264         53,324        109,394
  Depreciation and
   amortization.........      75,418       21,719         17,054         36,199
                            --------     --------       --------       --------
     Total expenses.....     373,272      106,765        124,978        261,276
                            --------     --------       --------       --------
Income before minority
 interests..............     140,575       38,878          4,840          8,657
Minority interests......     (41,982)     (11,652)          (235)          (384)
                            --------     --------       --------       --------
Income before
 extraordinary items....      98,593       27,226          4,605          8,273
Extraordinary gain
 (loss) from early debt
 extinguishments, net...      (5,481)       7,925            --            (994)
                            --------     --------       --------       --------
Net income..............    $ 93,112     $ 35,151       $  4,605       $  7,279
                            ========     ========       ========       ========
Basic earnings per
 share:
  Income before
   extraordinary items..    $   1.62     $   0.70            --             --
  Extraordinary gain
   (loss), net..........       (0.09)        0.21            --             --
                            --------     --------
  Net income............    $   1.53     $   0.91            --             --
                            ========     ========
  Weighted average
   number of common
   shares outstanding...      60,776       38,694            --             --
Diluted earnings per
 share:
  Income before
   extraordinary items..    $   1.61     $   0.70            --             --
  Extraordinary gain
   (loss), net..........       (0.09)        0.20            --             --
                            --------     --------
  Net income............    $   1.52     $   0.90            --             --
                            ========     ========
  Weighted average
   number of common
   shares outstanding...      61,308       39,108            --             --

   The accompanying notes are an integral part of these financial statements.

        BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES PREDECESSOR GROUP

    CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS" AND OWNER' EQUITY
                                   (DEFICIT)
                                 (in thousands)

                         Common Stock
                         -------------
                                       Additional   Dividends
                                        Paid-in    in excess of Owners' Equity
                         Shares Amount  Capital      Earnings     (Deficit)      Total
                         ------ ------ ----------  ------------ -------------- ---------
The Predecessor Group:
  Balance, January 1,
   1996.................                                          $(506,653)   $(506,653)
    Contributions.......                                             33,279       33,279
    Net income for the
     year...............                                              7,279        7,279
    Distributions and
     conversion of
     equity to note
     payable--
     affiliate..........                                           (110,537)    (110,537)
                                                                  ---------    ---------
  Balance, December 31,
   1996.................                                           (576,632)    (576,632)
    Contributions.......                                              9,330        9,330
    Net income for
     period January 1,
     1997 through June
     22, 1997...........                                              4,605        4,605
    Distributions.......                                            (32,125)     (32,125)
                                                                  ---------    ---------
  Balance, June 22,
   1997.................                                           (594,822)    (594,822)
The Company:
  Reclassification
   adjustment...........                ($594,822)                  594,822          --
  Sale of Common Stock
   net of Offering
   costs................ 38,694  $387     838,822                                839,209
  Stock issued in
   connection with
   property
   acquisition..........                       16                                     16
  Allocation of minority
   interest in Operating
   Partnership..........                  (71,669)                              (71,669)
  Net income, June 23,
   1997 to December 31,
   1997.................                             $  35,151                    35,151
  Dividends declared....                               (32,837)                  (32,837)
                         ------  ----  ----------   ----------    ---------    ---------
  Stockholders' Equity,
   December 31, 1997.... 38,694   387     172,347        2,314          --       175,048
  Sale of Common Stock
   net of Offering
   costs................ 23,000   230     764,760                                764,990
  Unregistered Common
   Shares issued........  1,823    18      58,819                                 58,837
  Conversion of
   operating partnership
   units to common
   stock................     10   --          250                                    250
  Allocation of minority
   interest.............                  (40,490)                               (40,490)
  Net income for the
   year.................                                93,112                    93,112
  Dividends declared....                              (103,291)                 (103,291)
  Stock options
   exercised............      1   --           25                                     25
                         ------  ----  ----------   ----------    ---------    ---------
  Stockholders' Equity,
   December 31, 1998.... 63,528  $635  $  955,711   $   (7,865)   $     --     $ 948,481
                         ======  ====  ==========   ==========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

                                      The Company                   The Predecessor Group
                          ----------------------------------- ---------------------------------
                                               Period from      Period from
                                              June 23, 1997   January 1, 1997
                             Year ended            to               to           Year ended
                          December 31, 1998 December 31, 1997  June 22, 1997  December 31, 1996
                          ----------------- ----------------- --------------- -----------------
Cash flows from
 operating activities:
 Net income.............     $    93,112        $  35,151        $  4,605         $   7,279
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
  Depreciation and
   amortization.........          75,418           21,719          17,054            36,199
  Non-cash portion of
   interest expense.....             247              547           1,497               644
  Extraordinary loss
   (gain) on early debt
   extinguishments......           7,743          (11,216)            --                --
  Minority interests....          38,760            7,659             --                --
 Change in assets and
  liabilities:
  Escrows...............          (4,836)          11,429            (136)            2,242
  Tenant and other
   receivables, net.....         (16,372)          (5,295)         (7,114)            2,313
  Accrued rental
   income...............          (9,061)          (5,694)           (291)              475
  Prepaid expenses and
   other issues.........          (5,833)         (14,330)         (1,494)            2,777
  Accounts payable and
   accrued expenses.....           9,816            5,611           5,220              (572)
  Accrued interest
   payable..............             726           (5,107)          2,021               579
  Other liabilities.....          25,567            5,672           3,728             3,971
                             -----------        ---------        --------         ---------
   Total adjustments....         122,175           10,995          20,485            48,628
                             -----------        ---------        --------         ---------
   Net cash provided by
    operating
    activities..........         215,287           46,146          25,090            55,907
                             -----------        ---------        --------         ---------
Cash flows from
 investing activities:
 Acquisitions to real
  estate and equipment..      (1,697,449)        (526,890)        (27,721)          (30,238)
 Tenant leasing costs...         (17,979)          (2,793)         (2,550)           (4,077)
 Investments in joint
  ventures..............         (43,644)            (570)         (2,573)              --
 Notes receivable.......        (420,143)             --              --                --
 Cash from contributed
  assets................             --            10,510             --                --
                             -----------        ---------        --------         ---------
   Net cash used in
    investing
    activities..........      (2,179,215)        (519,743)        (32,844)          (34,315)
                             -----------        ---------        --------         ---------
Cash flows from
 financing activities:
 Net proceeds from sales
  of common stock.......         819,103          839,209             --                --
 Owners' contributions..             --               --            9,330            33,279
 Owners' distributions..             --               --          (32,125)         (105,619)
 Borrowings on unsecured
  line of credit........         322,000          233,000             --                --
 Repayment of unsecured
  line of credit........        (540,000)             --              --                --
 Repayments of mortgage
  notes.................        (159,714)        (712,338)         (3,799)          (93,695)
 Proceeds from mortgage
  notes.................       1,226,717          220,000             --            117,269
 Proceeds from notes
  payable...............         420,143              --              --             11,933
 Accounts receivable--
  affiliate.............             --               --             (804)              --
 Accounts payable--
  affiliate.............             --           (19,983)         19,983               --
 Proceeds from
  (repayments of) notes
  payable--affiliate....             --           (38,833)         16,716               --
 Dividends and
  distributions.........        (127,307)         (17,026)            --                --
 Deferred financing and
  other costs...........          (2,408)         (12,872)            (35)           (1,628)
                             -----------        ---------        --------         ---------
   Net cash provided by
    financing
    activities..........       1,958,534          491,157           9,266           (38,461)
                             -----------        ---------        --------         ---------
Net increase (decrease)
 in cash................          (5,394)          17,560           1,512           (16,869)
Cash and cash
 equivalents, beginning
 of period..............          17,560              --            8,998            25,867
                             -----------        ---------        --------         ---------
Cash and cash
 equivalents, end of
 period.................     $    12,166        $  17,560        $ 10,510         $   8,998
                             ===========        =========        ========         =========
Supplemental
 disclosures:
 Cash paid for
  interest..............     $    46,422        $  36,783        $ 50,917         $ 107,700
                             ===========        =========        ========         =========
 Interest capitalized...     $     6,933        $   1,168        $  1,111         $     366
                             ===========        =========        ========         =========
Non-cash activities:
 Operating activity:
  Non-cash portion of
   interest expense.....     $       247        $     547        $  1,497               644
                             ===========        =========        ========         =========
 Investing and Financing
  activities:
  Mortgage notes payable
   assumed in connection
   with acquisitions....     $   496,926              --              --                --
                             ===========
  Issuance of minority
   interest in
   connection with
   acquisition..........     $   941,318              --              --                --
                             ===========
  Common stock issued in
   connection with
   acquisition..........     $     5,000              --              --                --
                             ===========
  Dividends and
   distributions
   declared but not
   paid.................     $    40,494          $22,539             --                --
                             ===========        =========
  Conversion of owners'
   equity to notes
   payable--affiliate...             --               --              --          $   4,918
                                                                                  =========

   The accompanying notes are an integral part of these financial statements.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--continued
                (dollars in thousands, except per share amounts)


1. Organization and Basis of Presentation

 Organization

   Boston Properties, Inc. (the "Company") is one of the largest owners and developers of office properties in the United States, with a significant presence in Greater Boston, Greater Washington, D.C., Greater San Francisco, Midtown Manhattan, Princeton/East Brunswick, New Jersey, Baltimore, Maryland, and Richmond, Virginia. The Company is a fully integrated self-administered and self-managed real estate investment trust ("REIT"). The Company was formed to succeed to the real estate development, redevelopment, acquisition, management, operating and leasing businesses association with the predecessor company founded by Mortimer B. Zuckerman and Edward H. Linde in 1970. The term "Predecessor Group" or "Predecessor" as used herein refers to the entities that owned interests in one or more properties that were contributed to the Company in connection with the Company's initial public offering in June 1997 (the "Initial Offering"). The term "Company" as used herein includes Boston Properties, Inc. and its subsidiaries on a consolidated basis (including Boston Properties Limited Partnership (the "Operating Partnership")).

   On June 23, 1997, the Company commenced operations after completing an initial public offering of 36,110,000 common shares at a price per share of $25.00 (including 4,710,000 shares issued as a result of the exercise of an over-allotment option by the underwriters). The proceeds to the Company, net of underwriters' discount and offering costs, were approximately $839.2 million. Upon the completion of such offering, the Company succeeded to substantially all of the interests of the Predecessor in (i) a portfolio of office, industrial and hotel properties and (ii) the acquisition, property management, leasing, development and construction businesses of the Predecessor Group. The acquisition, property management, leasing, development and construction businesses are being carried out by the Operating Partnership and the Company's majority-owned affiliate, Boston Properties Management, Inc.

   On January 26, 1998, the Company completed a second offering of 23,000,000 common shares at a price of $35.125 per share (including 3,000,000 shares issued as a result of the exercise of an over-allotment option by the underwriters). The proceeds to the Company, net of underwriters' discount and offering costs were approximately $765.0 million.

 Properties

   At December 31, 1998, the Company owned a portfolio of 121 commercial real estate properties (82 properties at December 31, 1997) (the "Properties") aggregating approximately 31.6 million square feet (including ten properties currently under development). The Properties consist of 108 office properties, including 76 Class A office properties and 32 Research and Development properties; nine industrial properties; three hotels; and one parking garage. In addition, the Company owns 21 parcels of land totaling 300.1 acres (which will support approximately 6.8 million square feet of development) and structured parking for 11,427 vehicles containing approximately 5.8 million square feet. The Company considers Class A office properties to be centrally located buildings that are professionally managed and maintained, attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings. The Company considers Research and Development properties to support office, research and development and other technical uses.

 Basis of Presentation

   The consolidated financial statements of the Company include all the accounts of the Company, Boston Properties Limited Partnership, and its subsidiaries. The financial statements reflect the properties acquired at

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--continued
               (dollars in thousands, except per share amounts)

their historical accounting basis to the extent of the acquisition of interests from the Predecessor Group's owners who continued as investors. The remaining interests acquired for cash from those owners of the Predecessor Group, who decided to sell their interests, have been accounted for as a purchase and the excess of the purchase price over the related historical cost basis was allocated to real estate. The combined financial statements of the Predecessor Group include interests in properties and the third party commercial real estate development, project management and property management business. The accompanying combined financial statements for the Predecessor Group have been presented on a combined basis due to the common ownership and management of the entities included in the Predecessor Group; therefore, its combined financial statements are presented for comparative purposes. All significant intercompany balances and transactions have been eliminated.

   Investments in joint ventures where the Company does not have a controlling interest are accounted for under the equity method. Under the equity method of accounting the net equity investment of the Company in the joint ventures is reflected on the consolidated balance sheets.

2. Significant Accounting Policies

 Real Estate

   Real estate is stated at depreciated cost. The Company periodically reviews its properties to determine if its carrying costs will be recovered from future operating cash flows. Upon determination that an impairment has occurred, those assets shall be reduced to fair value. No such impairment losses have been recognized to date.

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

   Depreciation is computed on the straight-line basis over the estimated useful lives of the assets as follows:

      Land improvements..................... 25 to 40 years
      Buildings............................. 10 to 40 years
      Tenant improvements................... Shorter of useful life or terms of related lease
      Furniture, fixtures, and equipment.... 5 to 7 years

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

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--continued
                (dollars in thousands, except per share amounts)


 Deferred Charges

   Deferred charges include leasing costs and financing fees. Fees and costs incurred in the successful negotiation of leases, including brokerage, legal and other costs have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Fees and costs incurred to obtain long-term financing have been deferred and are being amortized over the terms of the respective loans on a basis which approximates the effective interest method and are included in interest expense. Fully amortized deferred charges are removed from the books upon the expiration of the lease or maturity of the debt.

 Minority Interests

   Minority Interests at December 31, 1998 represent minority interests in partially owned properties and minority holders' share in the Operating Partnership.

 Offering Costs

   Underwriting commissions and offering costs incurred in connection with the initial public offering and follow-on offering have been reflected as a reduction of additional paid-in capital.

 Dividends

   Earnings and profits, which will determine the taxability of dividends to shareholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes primarily in the estimated useful lives used to compute depreciation. Dividends declared represented approximately 85% and 59% ordinary income for federal income tax purposes for the year ended December 31, 1998 and the period from June 23, 1997 to December 31, 1997, respectively.

 Revenue Recognition

   Base rental revenue is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenues by $18,510 and $5,985 and decreased revenues by $475 for the years ended December 31, 1998, 1997 and 1996, respectively. Property operating cost reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs are recognized in the period the expenses are incurred.

   Accrued rental income represents rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements, net of an allowance for doubtful accounts.

   Development fees are recognized ratably over the period of development. Management fees are recognized as revenue as they are earned.

 Interest Expense

   Interest expense on fixed rate debt with predetermined periodic rate increases is computed using the effective interest method over the terms of the respective loans.

 Earnings Per Share

   Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options and conversion of the minority interest in the Operating Partnership.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--continued
                (dollars in thousands, except per share amounts)


 Reclassifications

   Certain prior year balances have been reclassified in order to conform to current year presentation.

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

 Fair Value of Financial Instruments

   The carrying values of cash and cash equivalents, escrows, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments. Mortgage notes payable have aggregate carrying values which approximate their estimated fair values based upon the remaining maturities for certain debt and interest rates for debt with similar terms and remaining maturities. The fair values of these financial instruments were not materially different from their carrying or contract values.

 Income Taxes

   The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1997. As a result, the Company generally will not be subject to federal corporate income tax on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 95% of its annual taxable income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

   To assist the Company in maintaining its status as a REIT, the Company leases its two in-service hotel properties, pursuant to a lease with a participation in the gross receipts of such hotel properties, to a lessee ("ZL Hotel LLC") in which Messrs. Zuckerman and Linde, the Chairman of the Board and Chief Executive Officer ("CEO"), respectively, are the sole member-managers. Marriott International, Inc. manages these hotel properties under the Marriott name pursuant to a management agreement with the lessee. The Company has made similar arrangements with respect to a hotel property under development.

   The net difference between the tax basis and the reported amounts of the Company's assets and liabilities is approximately $987,789 and $149,000 as of December 31, 1998 and 1997, respectively.

   The Predecessor Group was not a legal entity subject to income taxes. No federal or state income taxes were applicable to the entities that managed and owned the properties; accordingly, no provision has been made for federal income taxes in the accompanying combined financial statements.

   Certain entities included in the Company's consolidated financial statements and the Predecessor Group's combined financial statements are subject to District of Columbia franchise taxes. Franchise taxes are recorded as rental-operating expenses in the accompanying combined financial statements.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--continued
                (dollars in thousands, except per share amounts)


 Concentrations of Credit Risk

   Management of the Company performs ongoing credit evaluations of the tenants and may require tenants to provide some form of credit support such as corporate guarantees and/or other financial guarantees. Although the Company's properties are geographically diverse and the tenants operate in a variety of industries, to the extent the Company has a significant concentration of rental revenues from any single tenant, the inability of that tenant to make its lease payments could have an adverse effect on the Company.

 Segment Reporting

   In 1998, the Company adopted Statement of Financial Accounting Standards 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information." FAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment' approach with a "management" approach. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the source of the Company's segments. FAS 131 also requires disclosures about product and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position of the Company.

3. Real Estate

   Real estate consisted of the following at December 31,:

                                                            1998        1997
                                                         ----------  ----------
   Land................................................. $  926,862  $  403,022
   Buildings and improvements...........................  3,628,212   1,223,892
   Tenant improvements..................................    134,973     118,374
   Furniture, fixtures and equipment....................     35,710      33,638
   Developments in progress.............................    191,436      17,574
                                                         ----------  ----------
     Total..............................................  4,917,193   1,796,500
   Less: accumulated depreciation.......................   (357,384)   (294,218)
                                                         ----------  ----------
                                                         $4,559,809  $1,502,282
                                                         ----------  ----------

4. Deferred Charges

   Deferred charges consisted of the following at December 31,:

                                                               1998      1997
                                                             --------  --------
   Leasing costs............................................ $ 58,803  $ 46,769
   Financing costs..........................................   28,128    29,271
                                                             --------  --------
                                                               86,931    76,040
   Less: accumulated amortization...........................  (40,902)  (40,555)
                                                             --------  --------
                                                             $ 46,029  $ 35,485
                                                             --------  --------

5. Investments in Joint Ventures

   The investments in joint ventures represent (i) a 25% interest in a joint venture which is developing two office buildings in Reston, VA, (ii) a 25% interest in a joint venture which is developing one office building in Reston, VA and (iii) a 50% interest in a joint venture which is developing an office building in Washington,

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--continued
               (dollars in thousands, except per share amounts)

DC. The Company also serves as development manager for these joint ventures. Under the equity method of accounting the net equity investment is reflected on the consolidated balance sheets.

   The combined summarized balance sheets of the joint ventures are as follows:

                                                                 1998    1997
                                                               -------- -------
   Balance Sheets:
     Land..................................................... $ 43,550 $ 8,167
     Developments in progress.................................  128,867  16,748
     Other assets.............................................   10,032   1,192
                                                               -------- -------
       Total Assets........................................... $182,449 $26,107
                                                               -------- -------
     Construction loans payable............................... $ 55,638 $ 6,969
     Other liabilities........................................   20,595   7,042
     Partners' equity.........................................  106,216  12,096
                                                               -------- -------
       Total Liabilities and Partners' Equity................. $182,449 $26,107
                                                               -------- -------
   Company's Share of Equity.................................. $ 46,787 $ 3,143
                                                               -------- -------

6. Mortgage Notes Payable

   Mortgage notes payable comprise various loans at December 31, 1998 and 1997, each collateralized by a building and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through February 1, 2010. Interest rates on fixed rate mortgage notes payable aggregating approximately $2,623,847 and $1,082,000 at December 31, 1998 and 1997, respectively, range from 6.40% to 8.59% (averaging 7.05% and 7.55% at December 31, 1998 and 1997, respectively). Variable rate mortgage notes payable were approximately $11,417 and $11,600 at December 31, 1998 and 1997, respectively, with rates ranging from 1.0% above the London Interbank Offered Rate ("LIBOR") (5.06% and 5.90% at December 31, 1998 and 1997, respectively) to 1.5% above the LIBOR rate.

   The interest rates related to the mortgage notes payable for three properties aggregating approximately $209,987 at December 31, 1998 and for two properties aggregating $198,781 at December 31, 1997 are subject to periodic scheduled rate increases. Interest expense for these mortgage notes payable is computed using the effective interest method. Additionally, mortgage notes payable at December 31, 1998 on three properties in the amount of $320,484 and a mortgage note payable on one property at December 31, 1997 totaling $185,618 have been accounted for at their fair value. The impact of using these methods decreased interest expense $2,656 and increased interest expense $547 and $1,347 for the years ended December 31, 1998, 1997 and 1996 respectively. The cumulative liability related to these adjustments is $18,317 and $6,430 at December 31, 1998 and 1997, respectively, and is included in mortgage notes payable.

   Combined aggregate principal payments of mortgage notes payable at December 31, 1998 are as follows:

           1999................................ $ 26,940
           2000................................  233,075
           2001................................  146,059
           2002................................  385,394
           2003................................  206,853

   Certain mortgage indebtedness aggregating approximately $707.1 million was repaid in conjunction with the initial public offering. These repayments, along with (i) the payment of certain related repayment penalties,

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--continued
               (dollars in thousands, except per share amounts)

(ii) the write-off of the related previously capitalized deferred financing costs and (iii) the extinguishment of the excess of the mortgage not payable balance over the principal payment necessitated by an increasing rate loan being accounted for using the effective interest method, generated a gain of approximately $7.9 million (net of minority interest share of approximately $3.3 million), which has been reflected as an extraordinary gain during the period from June 23, 1997 through December 31, 1997 in the financial statements.

   During 1998, the Company incurred an extraordinary loss primarily related to fees incurred in connection with the repayment of certain mortgages payable in connection with the Embarcadero Center acquisition.

7. Unsecured Line of Credit

   As of December 31, 1998, the Company has an agreement for a $500,000 unsecured revolving credit facility (the "Unsecured Line of Credit") maturing in June 2000. Outstanding balances under the Unsecured Line of Credit currently bear interest at a floating rate based on an increase over LIBOR from 90 to 120 basis points, depending upon the Company's applicable leverage ratio, or the lender's prime rate. The Unsecured Line of Credit requires monthly payments of interest only.

   The outstanding balance of the Unsecured Line of Credit was $15,000 and $233,000 at December 31, 1998 and 1997, respectively. The weighted average balance outstanding was approximately $68,293 and $117,000 during the year ended December 31, 1998 and the period from June 23, 1997 through December 31, 1997, respectively. The weighted average interest rate on amounts outstanding was approximately 6.64% and 6.82% during the year ended December 31, 1998 and the period from June 23, 1997 through December 31, 1997. The applicable interest rate under the Unsecured Line of Credit at December 31, 1998 was 6.73%.

   The Company's ability to borrow under the Unsecured Line of Credit is subject to the Company's ongoing compliance with a number of financial and other covenants, including, but not limited to, maintaining a certain ratio of secured indebtedness to total asset value, as defined.

8. Leasing Activity

   Future minimum lease payments (excluding operating expense reimbursements) as of December 31, 1998, under non-cancelable operating leases, which expire on various dates through 2029, are as follows:

           Years ending December 31,
           -------------------------
           1999............................... $ 547,576
           2000...............................   511,158
           2001...............................   471,238
           2002...............................   411,966
           2003...............................   334,378
           Thereafter......................... 1,234,584

   The geographic concentration of the future minimum lease payments to be received is detailed as follows:

           Location
           --------
           Greater Boston.................... $  584,318
           Greater Washington D.C............  1,273,401
           Midtown Manhattan.................    913,636
           Greater San Francisco.............    631,611
           New Jersey and Pennsylvania.......    107,934

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--continued
                (dollars in thousands, except per share amounts)


   No one tenant represented more than 10% of the Company's total rental income for the year ended December 31, 1998. One tenant represented 13.3% of the Company's total rental income for the year ended December 31, 1997.

9. Segment Reporting

   The Company has determined that its segments are those that are based on the Company's method of internal reporting, which classifies its operations by both geographic area and property type. The Company's segments by geographic area are: Greater Boston, Greater Washington D.C., midtown Manhattan, Greater San Francisco, and New Jersey and Pennsylvania. Segments by property type include:
Class A Office, R&D, Industrial, Hotel, and Garage.

   Asset information by segment is not reported, since the Company does not use this measure to assess performance; therefore, the depreciation and amortization expenses are not allocated among segments. Interest income, management and development services, interest expense, and general and administrative expenses are not included in net operating, as the internal reporting addresses these on a corporate level.

   Information by Geographic Area and Property Type:

   For the year ended December 31, 1998:

                                     Greater               Greater    New Jersey
                         Greater   Washington,  Midtown      San         and       Grand
                          Boston      D.C.     Manhattan  Francisco  Pennsylvania  Totals
                         --------  ----------- ---------  ---------  ------------ --------
Rental Revenues:
  Class A Office........ $ 94,284   $ 169,882  $ 129,644  $ 18,914     $17,407    $430,131
  R&D...................    5,955      17,121        --      1,502         --       24,578
  Industrial............    1,611       1,431        --      1,349         789       5,180
  Hotels................   25,944         --         --        --          --       25,944
  Garage................    1,744         --         --        --          --        1,744
                         --------   ---------  ---------  --------     -------    --------
    Total...............  129,538     188,434    129,644    21,765      18,196     487,577
                         --------   ---------  ---------  --------     -------    --------
% of Grand Totals.......    26.57%      38.65%     26.59%     4.46%       3.73%     100.00%
                         --------   ---------  ---------  --------     -------    --------
Rental Expenses:
  Class A Office........   36,591      45,156     44,787     7,099       5,663     139,296
  R&D                       1,808       3,644        --        395         --        5,847
  Industrial............      525         316        --        305         107       1,253
  Hotels................    3,562         --         --        --          --        3,562
  Garage................      532         --         --        --          --          532
                         --------   ---------  ---------  --------     -------    --------
    Total...............   43,018      49,116     44,787     7,799       5,770     150,490
                         --------   ---------  ---------  --------     -------    --------
% of Grand Totals.......    28.59%      32.64%     29.76%     5.18%       3.83%     100.00%
                         --------   ---------  ---------  --------     -------    --------
Net Operating Income....  $86,520    $139,318    $84,857   $13,966     $12,426    $337,087
                         ========   =========  =========  ========     =======    ========
% of Grand Totals.......    25.67%      41.33%     25.17%     4.14%       3.69%     100.00%
                         ========   =========  =========  ========     =======    ========

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--continued
                (dollars in thousands, except per share amounts)

   For the year ended December 31, 1997 (includes operations of the Company and the Predecessor):

                                    Greater              Greater   New Jersey
                         Greater  Washington,  Midtown     San        and       Grand
                         Boston      D.C.     Manhattan Francisco Pennsylvania  Totals
                         -------  ----------- --------- --------- ------------ --------
Rental Revenues:
  Class A Office........ $42,082    $87,688    $67,350      --         --      $197,120
  R&D...................   5,420      7,848        --    $1,314        --        14,582
  Industrial............   1,685      1,450        --     1,082       $829        5,046
  Hotels................  14,611        --         --       --         --        14,611
  Garage................   2,084        --         --       --         --         2,084
Hotel Revenues..........  31,185        --         --       --         --        31,185
                         -------    -------    -------   ------       ----     --------
  Total.................  97,067     96,986     67,350    2,396        829      264,628
                         -------    -------    -------   ------       ----     --------
% of Grand Totals.......   36.68%     36.65%     25.45%    0.91%      0.31%      100.00%
                         -------    -------    -------   ------       ----     --------
Operating Expenses:
  Class A Office........  13,445     23,659     23,341      --         --        60,445
  R&D...................   1,398      1,415        --       452        --         3,265
  Industrial............     531        324        --       183        105        1,143
  Hotels................   1,737        --         --       --         --         1,737
  Garage................     535        --         --       --         --           535
Hotel Expenses..........  22,452        --         --       --         --        22,452
                         -------    -------    -------   ------       ----     --------
  Total.................  40,098     25,398     23,341      635        105       89,577
                         -------    -------    -------   ------       ----     --------
% of Grand Totals.......  44.76%     28.35%      26.06%    0.71%      0.12%         100%
                         -------    -------    -------   ------       ----     --------
Net Operating Income.... $56,969    $71,588    $44,009   $1,761       $724     $175,051
                         =======    =======    =======   ======       ====     ========
% of Grand Totals.......   32.54%     40.90%     25.14%    1.01%      0.41%      100.00%
                         =======    =======    =======   ======       ====     ========

   The following is a reconciliation of net operating income to income before minority interests:

                                                              1998    1997(/1/)
                                                            --------  ---------
Net operating income....................................... $337,087  $175,051
Add:
  Development and management services......................   12,411     7,498
  Interest income..........................................   13,859     3,335
Less:
  General and administrative...............................  (22,504)  (11,805)
  Interest expense......................................... (124,860)  (91,588)
  Depreciation and amortization............................  (75,418) (38,773)
                                                            --------  --------
Income before minority interests........................... $140,575   $43,718
                                                            ========  ========

--------
(1) Includes operations of the Company and the Predecessor.

10. Employee Benefit Plan

   Effective January 1, 1985, the Predecessor Group adopted a 401(k) Savings Plan (the "Plan") for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--continued
                (dollars in thousands, except per share amounts)

have completed three months of service. In addition, participants may elect to make an after-tax contribution of up to 10% of their wages. Upon formation, the Company adopted the Plan and the terms of the Plan.

   The Plan provides that matching employer contributions are to be determined at the discretion of the Company. The Company matches 200% of the first 2% of pay (utilizing pay that is not in excess of $100). The cost to the Company and the Predecessor of this matching contribution for the year ended December 31, 1998, 1997 and 1996 was $583, $403 and $359, respectively.

   Participants are immediately vested in their pre-tax and after-tax contributions. Participants vest in the Company's and the Predecessor Group's matching contributions and earnings thereon over a five-year period.

11. Stock Option and Incentive Plan

   The Company has established a stock option and incentive plan for the purpose of attracting and retaining qualified directors, officers and employees and rewarding them for superior performance in achieving the Company's business goals and enhancing stockholder value. In conjunction with the Initial Offering, the Company granted options with respect to 2,290,000 common shares to directors, officers and employees. All of such options were issued at an exercise price of $25.00 per share. The term of each of option is 10 years from the date of grant. In general, one-third of each of the options granted to officers and the chairman of the board (the "Chairman") are exercisable on each of the third, fourth and fifth anniversary of the date of grant, respectively. One-third of the options granted to employees who are not officers will be exercisable on each of the first, second and third anniversary of the date of grant, respectively. Other than the options granted to the Chairman, one-half of the options granted to non-employee directors will be exercisable on each of the first and second anniversary of the date of grant, respectively.

   The Company sponsors a share-based incentive compensation. The Company applies Accounting Principles Bulletin Opinion No. 25 ("APB 25") and related Interpretations in accounting for its plan. Statement of Financial Accounting Standards No.123 ("SFAS 123") was issued by the Financial Accounting Standards Board in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to that of the Company. Adoption of FAS 123 is optional; however, pro forma disclosure as if the Company adopted the cost recognition requirements under FAS 123 are presented below. The Company did not record any expense under APB 25.

   A summary of the status of the Company's stock options as of December 31, 1998 and 1997 and changes during the years ended December 31, 1998 and 1997 are presented below:

                                                                Weighted Average
                                                      Shares     Exercise Price
                                                     ---------  ----------------
   Outstanding at June 23, 1997..................... 2,290,000       $25.00
   Granted..........................................       --           --
   Exercised........................................       --           --
   Cancelled........................................    (5,900)      $25.00
                                                     ---------       ------
   Outstanding at December 31, 1997................. 2,284,100       $25.00
   Granted.......................................... 3,621,663       $34.13
   Exercised........................................    (1,034)      $25.00
   Cancelled........................................   (66,779)      $31.61
                                                     ---------       ------
   Outstanding at December 31, 1998................. 5,837,950       $30.58
                                                     =========       ======

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--continued
                (dollars in thousands, except per share amounts)

   As of December 31, 1998, there were 9,127,602 shares authorized under the plan. The weighted average fair value of options granted during the year was $5.49 and $3.81 for the years ended December 31, 1998 and 1997, respectively. The fair value of each share option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1998 and 1997:

                                                                1998    1997
                                                                ----    ----
      Dividend yield........................................... 4.80%   6.26%
      Expected life of option.................................. 6 years 6 years
      Risk-free interest rate.................................. 5.58%   6.32%
      Expected stock price volatility..........................   20%     20%

   The following table summarizes information about stock options outstanding at December 31, 1998:

                                 Options Outstanding                Options Exercisable
                     ------------------------------------------- --------------------------
                       Number    Weighted Average    Weighted      Number       Weighted
      Range of       Outstanding    Remaining        Average     Exercisable    Average
   Exercise Prices   at 12/31/98 Contractual Life Exercise Price at 12/31/98 Exercise Price
   ---------------   ----------- ---------------- -------------- ----------- --------------
   $25.00--
    $34.75            5,837,950        9.66           $30.58       495,261       $25.00

   The compensation cost under SFAS 123 for the stock performance-based plan would have been $6,847 and $999 in 1998 and 1997, respectively. Had compensation cost for the Company's 1997 grants for stock-based compensation plans been determined consistent with FAS 123, the Company's net income, and net income per common share for 1998 would approximate the pro forma amounts below:

                                                                 1998    1997
                                                                ------- -------
      Net income............................................... $86,265 $34,152
      Net income per common share--basic....................... $  1.42 $  0.88
      Net income per common share--diluted..................... $  1.41 $  0.87

   The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts. FAS 123 does not apply to future anticipated awards.

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

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--continued
                (dollars in thousands, except per share amounts)

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

   With respect to a property in Massachusetts, the Company received a Notice of Potential Responsibility from the state regulatory authority on January 9, 1997, related to groundwater contamination. In addition, the Company received a Notice of Downgradient Property Status Submittal from each of two third parties concerning alleged contamination at two downgradient properties. On January 15, 1997, the Company notified the state regulatory authority that the Company would cooperate with and monitor the tenant at the property (which investigated the matter and undertook remedial actions). That investigation identified the presence of hazardous substances in and near a catch basin along the property line. The tenant completed an Immediate Response Action at the site in April 1998. The Company expects the tenant will likewise take any additional necessary response actions. The lease with the tenant contains a provision pursuant to which the tenant indemnifies the Company against such liability.

   On January 15, 1992, another property in Massachusetts was listed by the state regulatory authority as an unclassified Confirmed Disposal Site in connection with groundwater contamination. The Company has engaged a specially licensed environmental consultant to perform the necessary investigation and assessment and to prepare submittals to the state regulatory authority. On August 1, 1997, such consultant submitted to the state regulatory authority a Phase I--Limited Site Investigation Report and Downgradient Property Status Opinion. This Opinion concluded that the property qualifies for Downgradient Property Status under the state regulatory program, which eliminates certain deadlines for conducting response actions at a site and may qualify the Company for liability relief under recent statutory amendments. Although the Company believes that the current or former owners of the upgradient source properties may ultimately be responsible for some or all of the costs of such response actions, the Company will take any necessary further response actions.

   An investigation at an additional property in Massachusetts identified groundwater contamination. The Company engaged a specially licensed environmental consultant to perform the necessary investigation and assessment and to prepare submittals to the state regulatory authority. On March 11, 1998, the consultant submitted to the state regulatory authority a Release Notification and Downgradient Property Status Opinion. This Opinion concluded that the property qualifies for Downgradient Property Status under the state regulatory program, which eliminates certain deadlines for conducting response actions at a site and may qualify the Company for liability relief under recent statutory amendments. Although the Company believes that the current or former owners of the upgradient source properties may ultimately be responsible for some or all of the costs of such response actions, the Company will take any necessary further response actions.

   The Company expects that any resolution of the environmental matters relating the above will not have a material impact on the financial position, results of operations or liquidity of the Company.

 Development

   The Company has entered into contracts for the construction and renovation of properties currently under development. Commitments under these arrangements totaled approximately $94,300 and $106,100 at December 31, 1998 and 1997, respectively.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--continued
                (dollars in thousands, except per share amounts)


 Sale of Property

   The Operating Partnership agreement provides that, until June 23, 2007, the Operating Partnership may not sell or otherwise transfer four designated properties in a taxable transaction without the prior written consent of the Chairman and the CEO. In connection with the acquisition or contribution of 31 other Properties, the Company entered into similar agreements for the benefit of the selling or contributing parties which specifically state the Company will not sell or otherwise transfer the Properties in a taxable transaction until a period ranging from June 2002 to November 2008. The Operating Partnership is not required to obtain the consent from a party protected thereby if such party does not continue to hold at least a specified percentage of such party's original Operating Partnership units.

13. Earnings Per Share

   Earnings per share is computed as follows:

                                              For the year ended December 31,
                                                            1998
                                             -----------------------------------
                                               Income       Shares     Per Share
                                             (Numerator) (Denominator)  Amount
                                             ----------- ------------  ---------
Basic Earnings:
  Income available to common shareholders...   $93,112      60,776       $1.53
Effect of Dilutive Securities:
  Stock Options.............................                   532        (.01)
                                               -------      ------       -----
Diluted Earnings:
  Income available to common shareholders...   $93,112      61,308       $1.52
                                               =======      ======       =====

                                   For the period from June 23, 1997 to
                                            December 31, 1997
                                  -------------------------------------------
                                     Income           Shares       Per Share
                                  (Numerator)     (Denominator)      Amount
                                  -------------   --------------   ----------
Basic Earnings:
  Income available to common
   shareholders..................   $      35,151          38,694    $      .91
Effect of Dilutive Securities:
  Stock Options..................                             414          (.01)
                                    -------------    ------------    ----------
Diluted Earnings:
  Income available to common
   shareholders..................   $      35,151          39,108    $      .90
                                    =============    ============    ==========

14. Selected Interim Financial Information (unaudited)

                                                  1998
                         -------------------------------------------------------
                         Quarter Ended Quarter Ended Quarter Ended Quarter Ended
                           March 31,     June 30,    September 30, December 31,
                         ------------- ------------- ------------- -------------
Revenues................    $95,603      $108,041      $140,177      $170,026
Income before minority
 interests..............     26,228        34,430        36,087        43,830
Income before
 extraordinary item.....     19,631        26,357        25,341        27,271
Per share income before
 extraordinary item.....        .36           .42           .40           .43
Net income..............     19,631        29,921        25,341        18,226
Basic earnings per
 share..................        .36           .48           .40           .29

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP

       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--continued
                (dollars in thousands, except per share amounts)

15. Pro Forma Financial Information

   The following Pro Forma Condensed Statements of Income for the years ended December 31, 1998 and 1997 are presented as if the Initial Offering, the related formation transactions and the material property acquisitions subsequent to the Initial Offering had occurred on January 1, 1997. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1997, or to project results for any future period.

   Pro Forma Condensed Statements of Income:

                                                     Years ended December 31,
                                                     ------------------------
                                                         1998         1997
                                                     ------------ ------------
                                                            (Unaudited)
      Revenues...................................... $    704,012 $    638,548
      Expenses...................................... $    535,825 $    522,700
      Net income before extraordinary items......... $    105,864 $     61,323
      Basic earnings per share (before extra-
       ordinary items............................... $       1.67 $        .97
      Diluted earnings per share (before extra-
       ordinary items).............................. $       1.65 $        .96

16. Subsequent Events

   On January 21, 1999, the Company entered into a binding agreement to acquire the leasehold interest in the remaining two development sites in New York City's Times Square for approximately $312.25 million. The sites will support more than 2 million square feet of development.

   On February 10, 1999, the Company closed on phase two of its acquisition of Embarcadero Center. As a result, the Company owns 100% of the six buildings comprising the Embarcadero Center. The total purchase price (including both phases one and two) of approximately $1.2 billion was funded through the assumption or incurrence of $730.0 million of mortgage financing, the issuance of Preferred Units having an aggregate value of approximately $286.4 million, cash of $100.0 million from the proceeds from the sale of the Company's Series A Convertible Redeemable Preferred Stock, and a draw down of approximately $97.3 million on the Company's Unsecured Line of Credit.

   In connection with the acquisition of Embarcadero Center, the proceeds from the notes receivable of $420.1 million were used to discharge the notes payable.

                            BOSTON PROPERTIES, INC.

             SCHEDULE 3--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998
                            (dollars in thousands)

                                                                           Costs
                                                                        Capitalized                           Development
                                                                        Subsequent                                and
                                                                            to        Land and   Building and Construction
 Property Name     Type      Location     Encumbrances  Land   Building Acquisition Improvements Improvements in  Progress  Total
 -------------    ------ ---------------- ------------ ------- -------- ----------- ------------ ------------ ------------ -------
280 Park
Avenue..........  Office New York, NY       220,000    125,288 201,115    12,346      125,288      213,461        --       338,749
599 Lexington
Avenue..........  Office New York, NY       225,000     81,040 100,507    72,144       81,040      172,651        --       253,691
Riverfront
Plaza...........  Office Richmond, VA       119,992     18,000 156,733       587       18,000      157,320        --       175,320
875 Third
Avenue..........  Office New York, NY       153,807     74,880 139,151       844       74,880      139,995        --       214,875
Democracy
Center..........  Office Bethesda, MD           --      12,550  50,015    20,278       13,695       69,148        --        82,843
100 East Pratt
Street..........  Office Baltimore, MD       94,371     27,562 109,662     1,032       27,562      110,694        --       138,256
Two Independence
Square..........  Office Washington, DC     120,252     14,053  59,883     9,016       15,039       67,913        --        82,952
Capital
Gallery.........  Office Washington, DC      59,103      4,725  29,560    12,417        4,730       41,972        --        46,702
One Independence
Square..........  Office Washington, DC      76,611      9,356  33,701    17,475        9,634       50,898        --        60,532
2300 N Street...  Office Washington, DC      66,000     16,509  22,415    12,820       16,509       35,235        --        51,744
NIMA Building...  Office Reston, VA          22,291     10,567  67,431         2       10,567       67,433        --        78,000
Reston Corporate
Center..........  Office Reston, VA          25,727      9,135  41,398       184        9,135       41,582        --        50,717
Lockheed Martin
Building........  Office Reston, VA          27,249     10,210  58,884         0       10,210       58,884        --        69,094
500 E Street....  Office Washington, DC         --         109  22,420    11,027        1,569       31,987        --        33,556
One Cambridge
Center..........  Office Cambridge, MA          --         134  25,110     3,462          134       28,572        --        28,706
University
Place...........  Office Cambridge, MA          --         --   37,091       --           --        37,091        --        37,091
Newport Office
Park............  Office Quincy, MA           6,499      3,500  18,208         2        3,500       18,210        --        21,710
Lexington Office
Park............  Office Lexington, MA          --         998   1,426    10,368        1,072       11,720        --        12,792
191 Spring
Street..........  Office Lexington, MA       23,430      4,213  27,166    16,453        2,850       44,982        --        47,832
Ten Cambridge
Center..........  Office Cambridge, MA       40,000      1,299  12,943     4,428        1,868       16,802        --        18,670
10 and 20
Burlington Mall
Road............  Office Burlington, MA      16,613        930   6,928     8,371          939       15,290        --        16,229
Waltham Office
Center..........  Office Waltham, MA            --         422   2,719     3,214          425        5,930        --         6,355
Montvale
Center..........  Office Gaithersburg, MD     7,792      1,574   9,786     3,881        2,399       12,842        --        15,241
91 Hartwell
Avenue..........  Office Lexington, MA       11,322        784   6,464     2,410          784        8,874        --         9,658
Three Cambridge
Center..........  Office Cambridge, MA          --         174  12,200       803          174       13,003        --        13,177
201 Spring
Street..........  Office Lexington, MA          --       2,695  11,712     2,632        2,695       14,344        --        17,039
Bedford Business
Park............  Office Bedford, MA         22,667        534   3,403    12,936          534       16,339        --        16,873
Eleven Cambridge
Center..........  Office Cambridge, MA          --         121   5,535       504          121        6,039        --         6,160
33 Hayden
Avenue..........  Office Lexington, MA          --         266   3,234        76          266        3,310        --         3,576
Decoverly Two...  Office Rockville, MD          --       1,994   8,814        46        1,994        8,860        --        10,854
Decoverly
Three...........  Office Rockville, MD          --       2,220   9,044         0        2,220        9,044        --        11,264
170 Tracer
Lane............  Office Waltham, MA            --         398   4,601     1,288          418        5,869        --         6,287
32 Hartwell
Avenue..........  Office Lexington, MA          --         168   1,943     2,724          168        4,667        --         4,835
                  Accumulated  Year (s) Built/  Depreciable
 Property Name    Depreciation    Renovated    Lives (Years)
 -------------    ------------ --------------- -------------
280 Park
Avenue..........      7,113    1968/95-96           (1)
599 Lexington
Avenue..........     69,706    1986                 (1)
Riverfront
Plaza...........      3,679    1990                 (1)
875 Third
Avenue..........      3,768    1982                 (1)
Democracy
Center..........     23,628    1985-88/94-96        (1)
100 East Pratt
Street..........      3,474    1975/1991            (1)
Two Independence
Square..........     12,990    1992                 (1)
Capital
Gallery.........     17,246    1981                 (1)
One Independence
Square..........     13,277    1991                 (1)
2300 N Street...     10,932    1986                 (1)
NIMA Building...      1,545    1987/1988            (1)
Reston Corporate
Center..........        948    1984                 (1)
Lockheed Martin
Building........      1,349    1987/1988            (1)
500 E Street....     13,038    1987                 (1)
One Cambridge
Center..........      9,940    1987                 (1)
University
Place...........        479    1985                 (1)
Newport Office
Park............        683    1988                 (1)
Lexington Office
Park............      4,541    1982                 (1)
191 Spring
Street..........     11,905    1971/1995            (1)
Ten Cambridge
Center..........      6,324    1990                 (1)
10 and 20
Burlington Mall
Road............      5,567    1984-1989/95-96      (1)
Waltham Office
Center..........      3,044    1968-1970/87-88      (1)
Montvale
Center..........      3,465    1987                 (1)
91 Hartwell
Avenue..........      3,029    1985                 (1)
Three Cambridge
Center..........      3,887    1987                 (1)
201 Spring
Street..........        414    1997                 (1)
Bedford Business
Park............      7,166    1980                 (1)
Eleven Cambridge
Center..........      2,430    1984                 (1)
33 Hayden
Avenue..........      1,531    1979                 (1)
Decoverly Two...        202    1987                 (1)
Decoverly
Three...........        --     1989                 (1)
170 Tracer
Lane............      2,804    1980                 (1)
32 Hartwell
Avenue..........      2,845    1968-1979/1987       (1)

                            BOSTON PROPERTIES, INC.

             SCHEDULE 3--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998
                            (dollars in thousands)

                                                                            Costs
                                                                         Capitalized                           Development
                                                                         Subsequent                                and
                                                                             to        Land and   Building and Construction
 Property Name     Type      Location      Encumbrances  Land   Building Acquisition Improvements Improvements in Progress
 -------------    ------ ----------------- ------------ ------- -------- ----------- ------------ ------------ ------------
195 West
Street..........  Office Waltham, MA             --       1,611   6,652       621        1,611        7,273         --
92-100 Hayden
Avenue..........  Office Lexington, MA         9,065        594   6,748       880          595        7,627         --
204 Second
Avenue..........  Office Waltham, MA             --          37   2,402       632           37        3,034         --
8 Arlington
Street..........  Office Boston, MA              --          90   1,988        61           90        2,049         --
Carnegie
Center/Tower
One.............  Office New Jersey           63,693     70,146 216,061        43       70,146      216,104         --
Candler
Building........  Office Baltimore, MD           --      12,500  48,734         4       12,500       48,738         --
Metropolitan
Square..........  Office Washington, DC      107,386     35,000 151,709       424       35,000      152,133         --
Prudential
Center..........  Office Boston, MA          298,686    131,850 443,180     9,083      131,850      449,584       2,679
Reservoir
Place...........  Office Waltham, MA          77,006     18,207  88,018         3       18,207       88,021         --
Embarcadero
Center..........  Office San Francisco, CA   729,637    211,297 996,442       --       211,297      996,422         --
910 Clopper
Road............  Office Gaithersburg, MD        --       2,000  15,448       --         2,000       15,448         --
Fullerton
Square..........  Office Springfield, VA         --       3,045  11,522       --         3,045       11,522         --
7450 Boston
Boulevard,
Building Three..  Office Springfield, VA         --       1,165   4,681        27        1,165        4,708         --
Hilltop Business
Center..........  Office San Francisco, CA     4,417         53     492       381           53          873         --
7435 Boston
Boulevard,
Building One....  Office Springfield, VA         --         392   3,822     1,973          486        5,701         --
7601 Boston
Boulevard,
Building Eight..  Office Springfield, VA         --         200     878     3,505          378        4,205         --
8000 Grainger
Court, Building
Five............  Office Springfield, VA         --         366   4,282       966          453        5,161         --
7700 Boston
Boulevard,
Building
Twelve..........  Office Springfield, VA         --       1,105   1,042     8,046        1,105        9,088         --
7500 Boston
Boulevard,
Building Six....  Office Springfield, VA         --         138   3,749       244          273        3,858         --
7501 Boston
Boulevard,
Building Seven..  Office Springfield, VA         --         665     878     8,407          665        9,285         --
7600 Boston
Boulevard,
Building Nine...  Office Springfield, VA         --         127   2,839     1,540          189        4,317         --
Fourteen
Cambridge
Center..........  Office Cambridge, MA           --         110   4,483       569          110        5,052         --
164 Lexington
Road............  Office Billerica, MA           --         592   1,370       131          592        1,501         --
930 Clopper
Road............  Office Gaithersburg, MD        --       1,200   6,506       --         1,200        6,506         --
Sugarland
Building Two....  Office Herndon, VA             --         834   3,216     1,463          834        4,679         --
7374 Boston
Boulevard,
Building Four...  Office Springfield, VA         --         241   1,605       423          303        1,966         --
Sugarland
Building One....  Office Herndon, VA             --         735   2,739     2,577          735        5,316         --
8000 Corporate
Court, Building
Eleven..........  Office Springfield, VA         --         136   3,071       109          214        3,096           6
7451 Boston
Boulevard,
Building Two....  Office Springfield, VA         --         249   1,542     1,430          535        2,686         --
17 Hartwell
Avenue..........  Office Lexington, MA           --          26     150       596           26          746         --
                            Accumulated  Year(s) Built/  Depreciable
 Property Name      Total   Depreciation   Renovated    Lives (Years)
 -------------    --------- ------------ -------------- -------------
195 West
Street..........      8,884    1,692     1990                (1)
92-100 Hayden
Avenue..........      8,222    2,946     1985                (1)
204 Second
Avenue..........      3,071    1,431     1981/1993           (1)
8 Arlington
Street..........      2,139    2,032     1860-1920/1989      (1)
Carnegie
Center/Tower
One.............    286,250    2,700     1983-1998           (1)
Candler
Building........     61,238      545     1911/1990           (1)
Metropolitan
Square..........    187,133    1,813     1982/1986           (1)
Prudential
Center..........    584,113    5,537     1965/1993           (1)
Reservoir
Place...........    106,228      379     1955/1987           (1)
Embarcadero
Center..........  1,207,719    3,436     1924/1989           (1)
910 Clopper
Road............     17,448      354     1982                (1)
Fullerton
Square..........     14,567      264     1987                (1)
7450 Boston
Boulevard,
Building Three..      5,873       63     1987                (1)
Hilltop Business
Center..........        926    1,305     early 1970's        (1)
7435 Boston
Boulevard,
Building One....      6,187    2,075     1982                (1)
7601 Boston
Boulevard,
Building Eight..      4,583    1,491     1986                (1)
8000 Grainger
Court, Building
Five............      5,614    1,735     1984                (1)
7700 Boston
Boulevard,
Building
Twelve..........     10,193      273     1997                (1)
7500 Boston
Boulevard,
Building Six....      4,131    1,383     1985                (1)
7501 Boston
Boulevard,
Building Seven..      9,950      319     1997                (1)
7600 Boston
Boulevard,
Building Nine...      4,506    1,572     1987                (1)
Fourteen
Cambridge
Center..........      5,162    1,814     1983                (1)
164 Lexington
Road............      2,093      115     1982                (1)
930 Clopper
Road............      7,706      149     1989                (1)
Sugarland
Building Two....      5,513      162     1986/1997           (1)
7374 Boston
Boulevard,
Building Four...      2,269      768     1984                (1)
Sugarland
Building One....      6,051      321     1985/1997           (1)
8000 Corporate
Court, Building
Eleven..........      3,316      825     1989                (1)
7451 Boston
Boulevard,
Building Two....      3,221    1,717     1982                (1)
17 Hartwell
Avenue..........        772      463     1968                (1)

                            BOSTON PROPERTIES,INC.

             SCHEDULE 3--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998
                            (dollars in thousands)

                                                                               Costs
                                                                            Capitalized                           Development
                                                                            Subsequent                                and
                                                                                to        Land and   Building and Construction
 Property Name       Type         Location      Encumbrances Land  Building Acquisition Improvements Improvements in Progress
 -------------    ----------- ----------------- ------------ ----- -------- ----------- ------------ ------------ ------------
7375 Boston
Boulevard,
Building Ten....  Office      Springfield, VA         --        23   2,685       627           47        3,288          --
2391 West Winton
Avenue..........  Industrial  Hayward, CA             --       182   1,217       606          182        1,823          --
40-46 Harvard
Street..........  Industrial  Westwood, MA            --       351   1,782     1,327          351        3,109          --
38 Cabot
Boulevard.......  Industrial  Bucks County, PA        --       329   1,238     2,037          329        3,275          --
6201 Columbia
Park Road,
Building Two....  Industrial  Landover, MD            --       505   2,746     1,146          960        3,437          --
2000 South Club
Drive, Building
Three...........  Industrial  Landover, MD            --       465   2,125       729          859        2,460          --
25-33 Dartmouth
Street..........  Industrial  Westwood, MA            --       273   1,596       495          273        2,091          --
1950 Stanford
Court, Building
One.............  Industrial  Landover, MD            --       269   1,554       196          350        1,669          --
560 Forbes
Boulevard.......  Industrial  San Francisco, CA       --        48     435       287           48          722          --
430 Rozzi
Place...........  Industrial  San Francisco, CA       --        24     217       144           24          361          --
Long Wharf
Marriott........  Hotel       Boston, MA              --     1,752  31,904     8,535        1,752       40,439          --
Cambridge Center
Marriott........  Hotel       Cambridge, MA           --       478  37,918     4,018          478       41,936          --
Cambridge Center
North Garage....  Garage      Cambridge, MA           --     1,163  11,633         8        1,163       11,641          --
1301 New York
Ave.............  Development Washington, DC       24,965    9,250  18,750     4,155        9,250       18,750        4,155
Cambridge Master
Plan............  Development Cambridge, MA           --       --      --      3,542        1,117            4        2,421
Virginia Master
Plan............  Development Springfield, VA         --       --      --      1,520          655          175          690
Maryland Master
Plan............  Development Landover, MD            --       --      --        506          464          --            42
Cambridge Center
Eight...........  Development Cambridge, MA           --       --      --     15,937        1,046          --        14,891
181 Spring
Street..........  Development Lexington, MA           --       --      --      9,000        1,685          --         7,315
Residence Inn by
Marriott........  Development Cambridge, MA           --       --      --     22,243          816          --        21,427
Andover Tech
Center..........  Development Andover, MA             --       --      --      5,299        4,300          --           999
200 West
Street..........  Development Waltham, MA             --       --      --     26,278       13,119          --        13,159
Decoverly Four..  Development Rockville, MD           --       --      --      1,749        1,650          --            99
Decoverly Five..  Development Rockville, MD           --       --      --      1,706        1,665          --            41
Decoverly Six...  Development Rockville, MD           --       --      --      2,028        1,979          --            49
Decoverly
Seven...........  Development Rockville, MD           --       --      --      5,067        4,521          --           546
12050 Sunset
Hills Road......  Development Reston, VA              --       --      --      5,415        4,714          --           701
12280 Sunrise
Valley Drive....  Development Reston, VA              --       --      --      3,824        3,593          --           231
Arboretum.......  Development Reston, VA              --       --      --     10,369        2,850          --         7,519
Tower Oaks......  Development Rockville, MD           --       --      --     26,403       24,652          --         1,751
Washingtonian
North...........  Development Gaithersburg, MD        --       --      --     16,834       11,770          --         5,064
Broad Run
Business Park...  Development Loudon County, VA       --       --      --      5,641        5,457          --           184
                         Accumulated  Year(s)Built/  Depreciable
 Property Name    Total  Depreciation   Renovated   Lives (Years)
 -------------    ------ ------------ ------------- -------------
7375 Boston
Boulevard,
Building Ten....   3,335     1,039    1988               (1)
2391 West Winton
Avenue..........   2,005       972    1974               (1)
40-46 Harvard
Street..........   3,460     2,724    1967/1996          (1)
38 Cabot
Boulevard.......   3,604     2,410    1972/1984          (1)
6201 Columbia
Park Road,
Building Two....   4,397       981    1986               (1)
2000 South Club
Drive, Building
Three...........   3,319       848    1988               (1)
25-33 Dartmouth
Street..........   2,364     1,343    1966/1996          (1)
1950 Stanford
Court, Building
One.............   2,019       537    1986               (1)
560 Forbes
Boulevard.......     770       874    early 1970's       (1)
430 Rozzi
Place...........     385        69    early 1970's       (1)
Long Wharf
Marriott........  42,191    16,685    1982               (1)
Cambridge Center
Marriott........  42,414    12,240    1986               (1)
Cambridge Center
North Garage....  12,804     2,638    1990               (1)
1301 New York
Ave.............  32,155       --     1983/1998          N/A
Cambridge Master
Plan............   3,542         2    Various            N/A
Virginia Master
Plan............   1,520       175    Various            N/A
Maryland Master
Plan............     506       --     Various            N/A
Cambridge Center
Eight...........  15,937       --     Various            N/A
181 Spring
Street..........   9,000       --     Various            N/A
Residence Inn by
Marriott........  22,243       --     1999               (1)
Andover Tech
Center..........   5,299       --     Various            N/A
200 West
Street..........  26,278       --     Various            N/A
Decoverly Four..   1,749       --     Various            N/A
Decoverly Five..   1,706       --     Various            N/A
Decoverly Six...   2,028       --     Various            N/A
Decoverly
Seven...........   5,067       --     Various            N/A
12050 Sunset
Hills Road......   5,415       --     Various            N/A
12280 Sunrise
Valley Drive....   3,824       --     Various            N/A
Arboretum.......  10,369       --     Various            N/A
Tower Oaks......  26,403       --     Various            N/A
Washingtonian
North...........  16,834       --     Various            N/A
Broad Run
Business Park...   5,641       --     Various            N/A

                            BOSTON PROPERTIES, INC.

             SCHEDULE 3--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998
                            (dollars in thousands)

                                                                              Costs                               Development
                                                                           Capitalized                                and
                                                                          Subsequent to   Land and   Building and Construction
 Property Name      Type      Location   Encumbrances   Land    Building   Acquisition  Improvements Improvements in Progress
 -------------   ----------- ----------- ------------ -------- ---------- ------------- ------------ ------------ ------------
New Dominion
Tech Park....... Development Herndon, VA         --        --         --       7,830          7,396          --         434
                                          $2,653,581  $946,231 $3,453,231   $483,409     $1,045,628   $3,752,840    $84,403
                                          ==========  ======== ==========   ========     ==========   ==========    =======
                            Accumulated  Year (s) Built/  Depreciable
 Property Name     Total    Depreciation    Renovated    Lives (Years)
 -------------   ---------- ------------ --------------- -------------
New Dominion
Tech Park.......      7,830        --    Various              N/A
                 $4,882,871   $336,165
                 ========== ============

-----
(1) Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(2) The aggregate cost and accumulated depreciation for tax purposes was approximately $8,509,000 and $767,000, respectively.

                            BOSTON PROPERTIES, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998
                             (dollars in thousands)

   A summary of activity for real estate and accumulated depreciation is as follows:

                                               1998        1997        1996
                                            ----------  ----------  ----------
Real Estate:
  Balance at the beginning of the year..... $1,754,780  $1,001,537  $  979,493
    Additions to and improvements of real
     estate................................  3,130,509     754,185      28,110
    Write-off of fully depreciated assets..     (2,418)       (942)     (6,066)
                                            ----------  ----------  ----------
  Balance at the end of the year........... $4,882,871  $1,754,780  $1,001,537
                                            ==========  ==========  ==========
Accumulated Depreciation:
  Balance at the beginning of the year..... $  266,987  $  238,469  $  215,303
    Depreciation expense...................     71,596      29,460      29,232
    Write-off of fully depreciated assets..     (2,418)       (942)     (6,066)
                                            ----------  ----------  ----------
  Balance at the end of the year........... $  336,165  $  266,987  $  238,469
                                            ==========  ==========  ==========