Form 10-K/A
period 1998-12-31
BOSTON PROPERTIES INC
filed 1999-04-05
CIK 1037540

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                               FORM 10-K/A

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   Boston Properties, Inc. (the "Company") hereby amends Part II, Item 8 and
Part IV, Item 14 of its Form 10-K dated December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999 to amend (1) page F-2 to include an opinion on the financial statement schedule and (2) amend the financial statement schedule. This amended annual report on Form 10-K/A does not reflect any change in the Company's reported consolidated financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

   See "Index to Financial Statements" on page F-1 of this Form 10-K/A.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

     (a) Financial Statements and Financial Statement Schedule

      See "Index to Financial Statements" on page F-1 on this Form 10-K/A.

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

                                          By: /s/ Mortimer B. Zuckerman
   March 31, 1998                            ----------------------------------
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

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Boston Properties, Inc.

   In our opinion, the accompanying consolidated financial statements and the financial statement schedule listed in the accompanying index present fairly, in all material respects, (i) the financial position of Boston Properties, Inc. (the "Company") at December 31, 1998 and 1997, the results of operations and cash flows for the year ended December 31, 1998, and for the period from June 23, 1997 to December 31, 1997, and (ii) as described in Note 1, the combined statements of operations and cash flows, for the period from January 1, 1997 to June 22, 1997 and for the year ended December 31, 1996 of the Boston Properties Predecessor Group, in conformity with generally accepted accounting principles. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

January 24, 1999, except for Note 16, for which the date is February 10, 1999

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

                            BOSTON PROPERTIES, INC.

             SCHEDULE 3--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998
                            (dollars in thousands)

                                                                           Costs
                                                                        Capitalized                           Development
                                                                        Subsequent                                and
                                                                            to        Land and   Building and Construction
 Property Name     Type      Location     Encumbrances  Land   Building Acquisition Improvements Improvements in  Progress  Total
 -------------    ------ ---------------- ------------ ------- -------- ----------- ------------ ------------ ------------ -------
280 Park
Avenue..........  Office New York, NY       220,000    125,288 201,115    11,690      125,288      212,805        --       338,093
599 Lexington
Avenue..........  Office New York, NY       225,000     81,040 100,507    71,487       81,040      171,994        --       253,034
Riverfront
Plaza...........  Office Richmond, VA       119,992     18,000 156,733       587       18,000      157,320        --       175,320
875 Third
Avenue..........  Office New York, NY       153,807     74,880 139,151       844       74,880      139,995        --       214,875
Democracy
Center..........  Office Bethesda, MD           --      12,550  50,015    20,278       13,695       69,148        --        82,843
100 East Pratt
Street..........  Office Baltimore, MD       94,371     27,562 109,662     1,032       27,562      110,694        --       138,256
Two Independence
Square..........  Office Washington, DC     120,252     14,053  59,883     9,016       15,039       67,913        --        82,952
Capital
Gallery.........  Office Washington, DC      59,103      4,725  29,560    12,417        4,730       41,972        --        46,702
One Independence
Square..........  Office Washington, DC      76,611      9,356  33,701    17,475        9,634       50,898        --        60,532
2300 N Street...  Office Washington, DC      66,000     16,509  22,415    12,820       16,509       35,235        --        51,744
NIMA Building...  Office Reston, VA          22,291     10,567  67,431         2       10,567       67,433        --        78,000
Reston Corporate
Center..........  Office Reston, VA          25,727      9,135  41,398       184        9,135       41,582        --        50,717
Lockheed Martin
Building........  Office Reston, VA          27,249     10,210  58,884         0       10,210       58,884        --        69,094
500 E Street....  Office Washington, DC         --         109  22,420    11,027        1,569       31,987        --        33,556
One Cambridge
Center..........  Office Cambridge, MA          --         134  25,110     3,462          134       28,572        --        28,706
University
Place...........  Office Cambridge, MA          --         --   37,091       --           --        37,091        --        37,091
Newport Office
Park............  Office Quincy, MA           6,499      3,500  18,208         2        3,500       18,210        --        21,710
Lexington Office
Park............  Office Lexington, MA          --         998   1,426    10,368        1,072       11,720        --        12,792
191 Spring
Street..........  Office Lexington, MA       23,430      4,213  27,166    16,453        2,850       44,982        --        47,832
Ten Cambridge
Center..........  Office Cambridge, MA       40,000      1,299  12,943     4,428        1,868       16,802        --        18,670
10 and 20
Burlington Mall
Road............  Office Burlington, MA      16,613        930   6,928     8,371          939       15,290        --        16,229
Waltham Office
Center..........  Office Waltham, MA            --         422   2,719     3,214          425        5,930        --         6,355
Montvale
Center..........  Office Gaithersburg, MD     7,792      1,574   9,786     3,881        2,399       12,842        --        15,241
91 Hartwell
Avenue..........  Office Lexington, MA       11,322        784   6,464     2,410          784        8,874        --         9,658
Three Cambridge
Center..........  Office Cambridge, MA          --         174  12,200       803          174       13,003        --        13,177
201 Spring
Street..........  Office Lexington, MA          --       2,695  11,712     2,632        2,695       14,344        --        17,039
Bedford Business
Park............  Office Bedford, MA         22,667        534   3,403    12,936          534       16,339        --        16,873
Eleven Cambridge
Center..........  Office Cambridge, MA          --         121   5,535       504          121        6,039        --         6,160
33 Hayden
Avenue..........  Office Lexington, MA          --         266   3,234        76          266        3,310        --         3,576
Decoverly Two...  Office Rockville, MD          --       1,994   8,814        46        1,994        8,860        --        10,854
Decoverly
Three...........  Office Rockville, MD          --       2,220   9,044         0        2,220        9,044        --        11,264
170 Tracer
Lane............  Office Waltham, MA            --         398   4,601     1,288          418        5,869        --         6,287
32 Hartwell
Avenue..........  Office Lexington, MA          --         168   1,943     2,724          168        4,667        --         4,835
                  Accumulated  Year (s) Built/  Depreciable
 Property Name    Depreciation    Renovated    Lives (Years)
 -------------    ------------ --------------- -------------
280 Park
Avenue..........      7,113    1968/95-96           (1)
599 Lexington
Avenue..........     69,706    1986                 (1)
Riverfront
Plaza...........      3,679    1990                 (1)
875 Third
Avenue..........      3,768    1982                 (1)
Democracy
Center..........     23,628    1985-88/94-96        (1)
100 East Pratt
Street..........      3,474    1975/1991            (1)
Two Independence
Square..........     12,990    1992                 (1)
Capital
Gallery.........     17,246    1981                 (1)
One Independence
Square..........     13,277    1991                 (1)
2300 N Street...     10,932    1986                 (1)
NIMA Building...      1,545    1987/1988            (1)
Reston Corporate
Center..........        948    1984                 (1)
Lockheed Martin
Building........      1,349    1987/1988            (1)
500 E Street....     13,038    1987                 (1)
One Cambridge
Center..........      9,940    1987                 (1)
University
Place...........        479    1985                 (1)
Newport Office
Park............        683    1988                 (1)
Lexington Office
Park............      4,541    1982                 (1)
191 Spring
Street..........     11,905    1971/1995            (1)
Ten Cambridge
Center..........      6,324    1990                 (1)
10 and 20
Burlington Mall
Road............      5,567    1984-1989/95-96      (1)
Waltham Office
Center..........      3,044    1968-1970/87-88      (1)
Montvale
Center..........      3,465    1987                 (1)
91 Hartwell
Avenue..........      3,029    1985                 (1)
Three Cambridge
Center..........      3,887    1987                 (1)
201 Spring
Street..........        414    1997                 (1)
Bedford Business
Park............      7,166    1980                 (1)
Eleven Cambridge
Center..........      2,430    1984                 (1)
33 Hayden
Avenue..........      1,531    1979                 (1)
Decoverly Two...        202    1987                 (1)
Decoverly
Three...........        --     1989                 (1)
170 Tracer
Lane............      2,804    1980                 (1)
32 Hartwell
Avenue..........      2,845    1968-1979/1987       (1)

                            BOSTON PROPERTIES, INC.

             SCHEDULE 3--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998
                            (dollars in thousands)

                                                                            Costs
                                                                         Capitalized                           Development
                                                                         Subsequent                                and
                                                                             to        Land and   Building and Construction
 Property Name     Type      Location      Encumbrances  Land   Building Acquisition Improvements Improvements in Progress
 -------------    ------ ----------------- ------------ ------- -------- ----------- ------------ ------------ ------------
195 West
Street..........  Office Waltham, MA             --       1,611   6,652       621        1,611        7,273         --
92-100 Hayden
Avenue..........  Office Lexington, MA         9,065        594   6,748       880          595        7,627         --
204 Second
Avenue..........  Office Waltham, MA             --          37   2,402       632           37        3,034         --
8 Arlington
Street..........  Office Boston, MA              --          90   1,988        61           90        2,049         --
Carnegie
Center/Tower
One.............  Office New Jersey           63,693     70,146 216,061        43       70,146      216,104         --
Candler
Building........  Office Baltimore, MD           --      12,500  48,734         4       12,500       48,738         --
Metropolitan
Square..........  Office Washington, DC      107,386     35,000 151,709       424       35,000      152,133         --
Prudential
Center..........  Office Boston, MA          298,686    131,850 443,180     9,083      131,850      449,584       2,679
Reservoir
Place...........  Office Waltham, MA          77,006     18,207  88,018         3       18,207       88,021         --
Embarcadero
Center..........  Office San Francisco, CA   729,637    211,297 996,442       --       211,297      996,422         --
910 Clopper
Road............  Office Gaithersburg, MD        --       2,000  15,448       --         2,000       15,448         --
Fullerton
Square..........  Office Springfield, VA         --       3,045  11,522       --         3,045       11,522         --
7450 Boston
Boulevard,
Building Three..  Office Springfield, VA         --       1,165   4,681        27        1,165        4,708         --
Hilltop Business
Center..........  Office San Francisco, CA     4,417         53     492       356           53          848         --
7435 Boston
Boulevard,
Building One....  Office Springfield, VA         --         392   3,822     1,973          486        5,701         --
7601 Boston
Boulevard,
Building Eight..  Office Springfield, VA         --         200     878     3,505          378        4,205         --
8000 Grainger
Court, Building
Five............  Office Springfield, VA         --         366   4,282       966          453        5,161         --
7700 Boston
Boulevard,
Building
Twelve..........  Office Springfield, VA         --       1,105   1,042     8,046        1,105        9,088         --
7500 Boston
Boulevard,
Building Six....  Office Springfield, VA         --         138   3,749       244          273        3,858         --
7501 Boston
Boulevard,
Building Seven..  Office Springfield, VA         --         665     878     8,407          665        9,285         --
7600 Boston
Boulevard,
Building Nine...  Office Springfield, VA         --         127   2,839     1,540          189        4,317         --
Fourteen
Cambridge
Center..........  Office Cambridge, MA           --         110   4,483       569          110        5,052         --
164 Lexington
Road............  Office Billerica, MA           --         592   1,370       131          592        1,501         --
930 Clopper
Road............  Office Gaithersburg, MD        --       1,200   6,506       --         1,200        6,506         --
Sugarland
Building Two....  Office Herndon, VA             --         834   3,216     1,463          834        4,679         --
7374 Boston
Boulevard,
Building Four...  Office Springfield, VA         --         241   1,605       423          303        1,966         --
Sugarland
Building One....  Office Herndon, VA             --         735   2,739     2,577          735        5,316         --
8000 Corporate
Court, Building
Eleven..........  Office Springfield, VA         --         136   3,071       109          214        3,096           6
7451 Boston
Boulevard,
Building Two....  Office Springfield, VA         --         249   1,542     1,430          535        2,686         --
17 Hartwell
Avenue..........  Office Lexington, MA           --          26     150       596           26          746         --
                            Accumulated  Year(s) Built/  Depreciable
 Property Name      Total   Depreciation   Renovated    Lives (Years)
 -------------    --------- ------------ -------------- -------------
195 West
Street..........      8,884    1,692     1990                (1)
92-100 Hayden
Avenue..........      8,222    2,946     1985                (1)
204 Second
Avenue..........      3,071    1,431     1981/1993           (1)
8 Arlington
Street..........      2,139    2,032     1860-1920/1989      (1)
Carnegie
Center/Tower
One.............    286,250    2,700     1983-1998           (1)
Candler
Building........     61,238      545     1911/1990           (1)
Metropolitan
Square..........    187,133    1,813     1982/1986           (1)
Prudential
Center..........    584,113    5,537     1965/1993           (1)
Reservoir
Place...........    106,228      379     1955/1987           (1)
Embarcadero
Center..........  1,207,719    3,436     1924/1989           (1)
910 Clopper
Road............     17,448      354     1982                (1)
Fullerton
Square..........     14,567      264     1987                (1)
7450 Boston
Boulevard,
Building Three..      5,873       63     1987                (1)
Hilltop Business
Center..........        901    1,305     early 1970's        (1)
7435 Boston
Boulevard,
Building One....      6,187    2,075     1982                (1)
7601 Boston
Boulevard,
Building Eight..      4,583    1,491     1986                (1)
8000 Grainger
Court, Building
Five............      5,614    1,735     1984                (1)
7700 Boston
Boulevard,
Building
Twelve..........     10,193      273     1997                (1)
7500 Boston
Boulevard,
Building Six....      4,131    1,383     1985                (1)
7501 Boston
Boulevard,
Building Seven..      9,950      319     1997                (1)
7600 Boston
Boulevard,
Building Nine...      4,506    1,572     1987                (1)
Fourteen
Cambridge
Center..........      5,162    1,814     1983                (1)
164 Lexington
Road............      2,093      115     1982                (1)
930 Clopper
Road............      7,706      149     1989                (1)
Sugarland
Building Two....      5,513      162     1986/1997           (1)
7374 Boston
Boulevard,
Building Four...      2,269      768     1984                (1)
Sugarland
Building One....      6,051      321     1985/1997           (1)
8000 Corporate
Court, Building
Eleven..........      3,316      825     1989                (1)
7451 Boston
Boulevard,
Building Two....      3,221    1,717     1982                (1)
17 Hartwell
Avenue..........        772      463     1968                (1)

                            BOSTON PROPERTIES,INC.

             SCHEDULE 3--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998
                            (dollars in thousands)

                                                                               Costs
                                                                            Capitalized                           Development
                                                                            Subsequent                                and
                                                                                to        Land and   Building and Construction
 Property Name       Type         Location      Encumbrances Land  Building Acquisition Improvements Improvements in Progress
 -------------    ----------- ----------------- ------------ ----- -------- ----------- ------------ ------------ ------------
7375 Boston
Boulevard,
Building Ten....  Office      Springfield, VA         --        23   2,685       627           47        3,288          --
2391 West Winton
Avenue..........  Industrial  Hayward, CA             --       182   1,217       606          182        1,823          --
40-46 Harvard
Street..........  Industrial  Westwood, MA            --       351   1,782     1,327          351        3,109          --
38 Cabot
Boulevard.......  Industrial  Bucks County, PA        --       329   1,238     2,037          329        3,275          --
6201 Columbia
Park Road,
Building Two....  Industrial  Landover, MD            --       505   2,746     1,146          960        3,437          --
2000 South Club
Drive, Building
Three...........  Industrial  Landover, MD            --       465   2,125       729          859        2,460          --
25-33 Dartmouth
Street..........  Industrial  Westwood, MA            --       273   1,596       495          273        2,091          --
1950 Stanford
Court, Building
One.............  Industrial  Landover, MD            --       269   1,554       196          350        1,669          --
560 Forbes
Boulevard.......  Industrial  San Francisco, CA       --        48     435       262           48          697          --
430 Rozzi
Place...........  Industrial  San Francisco, CA       --        24     217       119           24          336          --
Long Wharf
Marriott........  Hotel       Boston, MA              --     1,752  31,904     8,535        1,752       40,439          --
Cambridge Center
Marriott........  Hotel       Cambridge, MA           --       478  37,918     4,018          478       41,936          --
Cambridge Center
North Garage....  Garage      Cambridge, MA           --     1,163  11,633         8        1,163       11,641          --
1301 New York
Ave.............  Development Washington, DC       24,965    9,250  18,750     4,155        9,250       18,750        4,155
Cambridge Master
Plan............  Development Cambridge, MA           --       --      --      3,542        1,117            4        2,421
Virginia Master
Plan............  Development Springfield, VA         --       --      --      1,520          655          175          690
Maryland Master
Plan............  Development Landover, MD            --       --      --        506          464          --            42
Cambridge Center
Eight...........  Development Cambridge, MA           --       --      --     15,937        1,046          --        14,891
181 Spring
Street..........  Development Lexington, MA           --       --      --      9,000        1,685          --         7,315
Residence Inn by
Marriott........  Development Cambridge, MA           --       --      --     22,243          816          --        21,427
Andover Tech
Center..........  Development Andover, MA             --       --      --      5,299        4,300          --           999
200 West
Street..........  Development Waltham, MA             --       --      --     26,278       13,119          --        13,159
Decoverly Four..  Development Rockville, MD           --       --      --      1,749        1,650          --            99
Decoverly Five..  Development Rockville, MD           --       --      --      1,706        1,665          --            41
Decoverly Six...  Development Rockville, MD           --       --      --      2,028        1,979          --            49
Decoverly
Seven...........  Development Rockville, MD           --       --      --      5,067        4,521          --           546
12050 Sunset
Hills Road......  Development Reston, VA              --       --      --      5,415        4,714          --           701
12280 Sunrise
Valley Drive....  Development Reston, VA              --       --      --      3,824        3,593          --           231
Arboretum.......  Development Reston, VA              --       --      --     10,369        2,850          --         7,519
Tower Oaks......  Development Rockville, MD           --       --      --     26,403       24,652          --         1,751
Washingtonian
North...........  Development Gaithersburg, MD        --       --      --     16,834       11,770          --         5,064
Broad Run
Business Park...  Development Loudon County, VA       --       --      --      5,641        5,457          --           184
                         Accumulated  Year(s)Built/  Depreciable
 Property Name    Total  Depreciation   Renovated   Lives (Years)
 -------------    ------ ------------ ------------- -------------
7375 Boston
Boulevard,
Building Ten....   3,335     1,039    1988               (1)
2391 West Winton
Avenue..........   2,005       972    1974               (1)
40-46 Harvard
Street..........   3,460     2,724    1967/1996          (1)
38 Cabot
Boulevard.......   3,604     2,410    1972/1984          (1)
6201 Columbia
Park Road,
Building Two....   4,397       981    1986               (1)
2000 South Club
Drive, Building
Three...........   3,319       848    1988               (1)
25-33 Dartmouth
Street..........   2,364     1,343    1966/1996          (1)
1950 Stanford
Court, Building
One.............   2,019       537    1986               (1)
560 Forbes
Boulevard.......     745       874    early 1970's       (1)
430 Rozzi
Place...........     360        69    early 1970's       (1)
Long Wharf
Marriott........  42,191    16,685    1982               (1)
Cambridge Center
Marriott........  42,414    12,240    1986               (1)
Cambridge Center
North Garage....  12,804     2,638    1990               (1)
1301 New York
Ave.............  32,155       --     1983/1998          N/A
Cambridge Master
Plan............   3,542         2    Various            N/A
Virginia Master
Plan............   1,520       175    Various            N/A
Maryland Master
Plan............     506       --     Various            N/A
Cambridge Center
Eight...........  15,937       --     Various            N/A
181 Spring
Street..........   9,000       --     Various            N/A
Residence Inn by
Marriott........  22,243       --     1999               (1)
Andover Tech
Center..........   5,299       --     Various            N/A
200 West
Street..........  26,278       --     Various            N/A
Decoverly Four..   1,749       --     Various            N/A
Decoverly Five..   1,706       --     Various            N/A
Decoverly Six...   2,028       --     Various            N/A
Decoverly
Seven...........   5,067       --     Various            N/A
12050 Sunset
Hills Road......   5,415       --     Various            N/A
12280 Sunrise
Valley Drive....   3,824       --     Various            N/A
Arboretum.......  10,369       --     Various            N/A
Tower Oaks......  26,403       --     Various            N/A
Washingtonian
North...........  16,834       --     Various            N/A
Broad Run
Business Park...   5,641       --     Various            N/A

                            BOSTON PROPERTIES, INC.

             SCHEDULE 3--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998
                            (dollars in thousands)

                                                                              Costs                               Development
                                                                           Capitalized                                and
                                                                          Subsequent to   Land and   Building and Construction
 Property Name      Type      Location   Encumbrances   Land    Building   Acquisition  Improvements Improvements in Progress
 -------------   ----------- ----------- ------------ -------- ---------- ------------- ------------ ------------ ------------
New Dominion
Tech Park....... Development Herndon, VA         --        --         --       7,830          7,396          --         434
                                          $2,653,581  $946,231 $3,453,231   $482,021     $1,045,628   $3,751,452    $84,403
                                          ==========  ======== ==========   ========     ==========   ==========    =======
                            Accumulated  Year (s) Built/  Depreciable
 Property Name     Total    Depreciation    Renovated    Lives (Years)
 -------------   ---------- ------------ --------------- -------------
New Dominion
Tech Park.......      7,830        --    Various              N/A
                 $4,881,483   $336,165
                 ========== ============

-----
(1) Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

(2) The aggregate cost and accumulated depreciation for tax purposes was approximately $4,000,000 and $411,000, respectively.

                            BOSTON PROPERTIES, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998
                             (dollars in thousands)

   A summary of activity for real estate and accumulated depreciation is as follows:


                                               1998        1997        1996
                                            ----------  ----------  ----------
Real Estate:
  Balance at the beginning of the year..... $1,754,780  $1,001,537  $  979,493
    Additions to and improvements of real
     estate................................  3,129,121     754,185      28,110
    Write-off of fully depreciated assets..     (2,418)       (942)     (6,066)
                                            ----------  ----------  ----------
  Balance at the end of the year........... $4,881,483  $1,754,780  $1,001,537
                                            ==========  ==========  ==========
Accumulated Depreciation:
  Balance at the beginning of the year..... $  266,987  $  238,469  $  215,303
    Depreciation expense...................     71,596      29,460      29,232
    Write-off of fully depreciated assets..     (2,418)       (942)     (6,066)
                                            ----------  ----------  ----------
  Balance at the end of the year........... $  336,165  $  266,987  $  238,469
                                            ==========  ==========  ==========