Form 10-Q
period 1999-03-31
BOSTON PROPERTIES INC
filed 1999-05-14
CIK 1037540

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                For the transition period from        to

                        Commission File Number 1-13087

                            BOSTON PROPERTIES, INC.
            (Exact name of Registrant as specified in its Charter)

              Delaware                                 04-2473675
    (State or other jurisdiction                (IRS Employer Id. Number)
  of incorporation or organization)


         800 Boylston Street
        Boston, Massachusetts                             02199
   (Address of principal executive                     (Zip Code)
              offices)

      Registrant's telephone number, including area code: (617) 236-3300

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Common Stock                               63,548,144
               (Class)                        (Outstanding on May 13, 1999)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            BOSTON PROPERTIES, INC.

                                   FORM 10-Q

                      for the quarter ended March 31, 1999

                               TABLE OF CONTENTS

                                                                          Page(s)
                                                                          -------
PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements:

     a) Consolidated Balance Sheets as of March 31, 1999 and December
      31, 1998..........................................................      1

     b)  Consolidated Statements of Operations for the three months
         ended March 31, 1999 and 1998..................................      2

     c)  Consolidated Statements of Cash Flows for the three months
         ended March 31, 1999 and 1998..................................      3

     d)  Notes to the Consolidated Financial Statements.................      4

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................     10

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk......     16

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities...........................................     17

ITEM 6. Exhibits and Reports on Form 8-K................................     17

Signatures..............................................................     18

                            BOSTON PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                        March 31,   December 31,
                                                          1999          1998
                                                       -----------  ------------
                                                       (unaudited)
                                                        (in thousands, except
                                                            share amounts)
                        ASSETS
Real estate:                                           $5,018,949    $4,917,193
  Less: accumulated depreciation......................   (383,779)     (357,384)
                                                       ----------    ----------
    Total real estate.................................  4,635,170     4,559,809
Cash and cash equivalents.............................     33,597        12,166
Notes receivable......................................        --        420,143
Escrows...............................................     23,365        19,014
Tenant and other receivables, net.....................     42,188        40,830
Accrued rental income, net............................     68,615        64,251
Deferred charges, net.................................     47,893        46,029
Prepaid expenses and other assets.....................     25,166        26,058
Investments in joint ventures.........................     59,664        46,787
                                                       ----------    ----------
    Total assets...................................... $4,935,658    $5,235,087
                                                       ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable.............................. $2,758,755    $2,653,581
  Notes payable.......................................        --        420,143
  Unsecured line of credit............................    252,000        15,000
  Accounts payable and accrued expenses...............     51,282        33,638
  Dividends payable...................................     43,342        40,494
  Accrued interest payable............................     12,028         7,307
  Other liabilities...................................     22,688        37,209
                                                       ----------    ----------
    Total liabilities.................................  3,140,095     3,207,372
                                                       ----------    ----------
Commitments and contingencies.........................        --            --
                                                       ----------    ----------
Minority interests....................................    768,119     1,079,234
                                                       ----------    ----------
Series A Convertible Redeemable Preferred Stock,
 liquidation preference $50.00 per share, 2,000,000
 shares issued and outstanding........................    100,000           --
                                                       ----------    ----------
Stockholders' equity:
  Excess stock, $.01 par value, 150,000,000 shares
   authorized, none issued or outstanding.............        --            --
  Common stock, $.01 par value, 250,000,000 shares
   authorized, 63,540,106 and 63,527,819 issued and
   outstanding in 1999 and 1998, respectively.........        635           635
  Additional paid-in capital..........................    936,745       955,711
  Dividends in excess of earnings.....................     (9,936)       (7,865)
                                                       ----------    ----------
    Total stockholders' equity........................    927,444       948,481
                                                       ----------    ----------
      Total liabilities and stockholders' equity...... $4,935,658    $5,235,087
                                                       ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                            BOSTON PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three months Three months
                                                         ended        ended
                                                       March 31,    March 31,
                                                          1999         1998
                                                      ------------ ------------
                                                          (unaudited and in
                                                             thousands,
                                                        except for per share
                                                              amounts)
Revenue
  Rental:
    Base rent........................................   $151,609     $79,270
    Recoveries from tenants..........................     17,414       9,557
    Parking and other................................     10,924       1,111
                                                        --------     -------
      Total rental revenue...........................    179,947      89,938
  Development and management services................      4,047       1,776
  Interest and other.................................      3,646       3,889
                                                        --------     -------
      Total revenue..................................    187,640      95,603
                                                        --------     -------
Expenses
  Operating..........................................     57,350      26,530
  General and administrative.........................      6,610       4,821
  Interest...........................................     50,459      24,929
  Depreciation and amortization......................     27,794      13,095
                                                        --------     -------
      Total expenses.................................    142,213      69,375
                                                        --------     -------
Income before minority interests and joint venture
 income..............................................     45,427      26,228
Minority interests in property partnerships..........     (4,155)       (123)
Income from unconsolidated joint venture.............        213         --
                                                        --------     -------
Income before minority interest in Operating
 Partnership.........................................     41,485      26,105
Minority interest in Operating Partnership...........    (15,712)     (6,474)
                                                        --------     -------
Net income...........................................     25,773      19,631
Preferred dividend...................................       (839)        --
                                                        --------     -------
Net income available to common shareholders..........   $ 24,934     $19,631
                                                        ========     =======
Basic earnings per share:
  Net income available to common shareholders........   $   0.39     $  0.36
                                                        ========     =======
  Weighted average number of common shares
   outstanding.......................................     63,534      54,283
                                                        ========     =======
Diluted earnings per share:
  Net income.........................................   $   0.39     $  0.36
                                                        ========     =======
  Weighted average number of common and common
   equivalent shares outstanding.....................     64,078      54,902
                                                        ========     =======

   The accompanying notes are an integral part of these financial statements.

                            BOSTON PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the three months ended
                                                  -----------------------------
                                                  March 31, 1999 March 31, 1998
                                                  -------------- --------------
Cash flows from operating activities:
 Net income before preferred dividend............    $ 25,773      $  19,631
 Adjustments to reconcile net income before
  preferred dividend to net cash provided by
  operating activities:
 Depreciation and amortization...................      27,794         13,095
 Non-cash portion of interest expense............        (508)             3
 Income from investment in unconsolidated joint
  venture........................................        (213)           --
 Minority interests..............................      15,612          6,474
 Change in assets and liabilities:
 Escrows.........................................      (4,351)        (9,016)
 Tenant and other receivables, net...............      (1,358)         5,605
 Accrued rental income...........................      (4,364)        (3,876)
 Prepaid expenses and other assets...............         892          6,996
 Accounts payable and accrued expenses...........      13,618         14,012
 Accrued interest payable........................       4,721          1,271
 Other liabilities...............................     (14,521)         4,499
                                                     --------      ---------
   Total adjustments.............................      37,322         39,063
                                                     --------      ---------
   Net cash provided by operating activities.....      63,095         58,694
                                                     --------      ---------
Cash flows from investing activities:
 Acquisitions/additions to real estate...........     (97,630)      (311,103)
 Tenant leasing costs............................      (2,034)        (2,653)
 Investments in joint ventures...................     (12,664)          (810)
                                                     --------      ---------
   Net cash used in investing activities.........    (112,328)      (314,566)
                                                     --------      ---------
Cash flows from financing activities:
 Net proceeds from sales of common and preferred
  stock..........................................     100,000        765,668
 Payment of offering costs.......................         (31)           --
 Borrowings on unsecured line of credit..........     347,000            --
 Repayment of unsecured line of credit...........    (110,000)      (233,000)
 Repayments of mortgage notes....................      (9,618)        (2,213)
 Proceeds from mortgage notes....................     116,000        121,800
 Repayment of notes payable......................    (328,143)           --
 Dividends and distributions.....................     (42,615)       (22,539)
 Deferred financing..............................      (1,929)           --
                                                     --------      ---------
   Net cash provided by financing activities.....      70,664        629,716
                                                     --------      ---------
Net increase in cash.............................      21,431        373,844
Cash and cash equivalents, beginning of period...      12,166         17,560
                                                     --------      ---------
Cash and cash equivalents, end of period.........    $ 33,597      $ 391,404
                                                     ========      =========
Supplemental disclosures:
 Cash paid for interest..........................    $ 46,246      $  26,198
                                                     ========      =========
 Interest capitalized............................    $  2,985      $     613
                                                     ========      =========
Non-cash activities:
 Operating activity:
 Non-cash portion of interest expense............    $   (508)     $       3
                                                     ========      =========
 Additions to real estate included in accounts
  payable........................................    $  4,026      $     --
                                                     ========      =========
 Investing and Financing activities:
 Mortgage notes payable assumed in connection
  with acquisitions..............................    $    --       $ 118,251
                                                     ========      =========
 Issuance of minority interest in connection
  with acquisitions..............................    $    100      $  50,002
                                                     ========      =========
 Dividends and distributions declared but not
  paid...........................................    $ 43,342      $     --
                                                     ========      =========
 Notes receivable assigned in connection with an
  acquistion.....................................    $420,143      $     --
                                                     ========      =========
 Notes payable assigned in connection with an
  acquisition....................................    $(92,000)     $     --
                                                     ========      =========

   The accompanying notes are an integral part of these financial statements.

                            BOSTON PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (unaudited and in thousands)

1. Organization

  Boston Properties, Inc. (the "Company"), a Delaware corporation, is a self-administered and self-managed real estate investment trust ("REIT"). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership (the "Operating Partnership") and at March 31, 1999, owned an approximate 72.75% general and limited partnership interest in the Operating Partnership. Partnership interests in the operating partnership are denominated as "common units of partnership interest" (also referred to as "OP Units") or "preferred units of partnership interest" (also referred to as "Preferred Units"). All references to OP Units and Preferred Units exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to agreements upon the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock, except that, the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of common stock of the Company ("Common Stock"). Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. Each series of Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company.

  All references to the Company refer to Boston Properties, Inc. and its subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

  To assist the Company in maintaining its status as a REIT, the Company leases its three in-service hotel properties, pursuant to a lease with a participation in the gross receipts of such hotel properties, to a lessee ("ZL Hotel LLC") in which Messrs. Zuckerman and Linde, the Chairman of the Board and Chief Executive Officer, respectively, are the sole member-managers. Messrs. Zuckerman and Linde have a 9.8% economic interest in such lessee and one or more unaffiliated public charities have a 90.2% economic interest. Marriott International, Inc. manages these hotel properties under the Marriott name pursuant to a management agreement with the lessee. Under the REIT requirements, revenues from a hotel are not considered to be rental income for purposes of certain income tests which a REIT must meet. Accordingly, in order to maintain its qualification as a REIT, the Company has entered into the participating leases described above to provide revenue which qualifies as rental income under the REIT requirements.

  As of March 31, 1999, the Company and the Operating Partnership had 63,540,106 and 23,818,811 common shares and OP Units outstanding, respectively. In addition, the Company and the Operating Partnership had 2,000,000 and 8,655,353 Preferred Shares and Units outstanding, respectively.

 The Properties:

  The Company owns a portfolio of 124 commercial real estate properties (121 and 94 properties at December 31, 1998 and March 31, 1998, respectively) (the "Properties") aggregating over 32.0 million square feet. The properties consist of 103 office properties with approximately 24.0 million net rentable square feet (including eight properties under development expected to contain approximately 1.6 million net rentable square feet) and approximately 6.2 million additional square feet of structured parking for 17,742 vehicles, nine industrial properties with approximately 925,000 net rentable square feet, three hotels with a total of 1,054 rooms (consisting of approximately 938,000 square feet), and a parking garage with 1,170 spaces (consisting of approximately 330,000 square feet). In addition, the Company owns, has under contract, or has an option to

                            BOSTON PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                         (unaudited and in thousands)

acquire 40 parcels of land totaling 480.9 acres, which will support approximately 11.6 million square feet of development.

2. Basis of Presentation and Summary of Significant Accounting Policies

  The consolidated financial statements of the Company include all the accounts of the Company, its majority-owned Operating Partnership and subsidiaries. The financial statements reflect the properties acquired at their historical basis of accounting to the extent of the acquisition of interests from the Predecessor's owners who continued as investors. The remaining interests acquired for cash from those owners of the Predecessor who decided to sell their interests have been accounted for as a purchase and the excess of the purchase price over the related historical cost basis was allocated to real estate. All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-K for its fiscal year ended December 31, 1998.

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

3. Real Estate Acquisitions During the Quarter Ended March 31, 1999

  On February 10, 1999, the Company closed on phase two of its acquisition of Embarcadero Center. As a result, the Company's ownership percentage in the six buildings comprising Embarcadero Center increased to 100%. The total purchase price (including both phases one and two) of approximately $1.2 billion was funded through the assumption or incurrence of $730.0 million of mortgage financing, the issuance of Series Two and Three Preferred Units having an aggregate value of approximately $286.4 million, cash of $100.0 million from the proceeds of the sale of the Company's Series A Convertible Redeemable Preferred Stock (the "Series A Preferred Shares"), and a draw down of approximately $97.3 million on the Company's Unsecured Line of Credit. In connection with the above, the proceeds from notes receivable of $420.1 million were used to discharge the notes payable.

  On March 26, 1999, the Company acquired Sumner Square, a two-building office complex located in Washington, D.C. containing approximately 204,000 square feet. Sumner Square was acquired from related parties for approximately $32.6 million which was funded through a draw down on the Unsecured Line of Credit of approximately $32.5 million and the issuance of approximately 3,252 OP Units valued at approximately $0.1 million. The acquisition was approved by a vote of the independent directors.

4. Investments in Joint Ventures

  The investments in joint ventures represent (i) a 25% interest in a joint venture which owns and operates two office buildings in Reston, Virginia, (ii) a 25% interest in a joint venture which is developing one office building in Reston, Virginia, and (iii) a 50% interest in a joint venture which is developing an office building in Washington, D.C. The Company also serves as development manager for the two joint ventures still under development. Under the equity method of accounting, the net equity investment is reflected on the consolidated balance sheets.

                            BOSTON PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                         (unaudited and in thousands)


  The combined summarized balance sheets of the joint ventures are as follows:

                                                         March 31,  December 31,
                                                           1999         1998
                                                        ----------- ------------
                                                        (unaudited)
                          ASSETS
   Real estate and development in progress.............  $197,745     $172,417
   Other assets........................................    10,473       10,032
                                                         --------     --------
       Total assets....................................  $208,218     $182,449
                                                         ========     ========
             LIABILITIES AND PARTNERS' EQUITY
   Construction loans payable..........................  $ 72,119     $ 55,638
   Other liabilities...................................    16,464       20,595
                                                         --------     --------
       Total liabilities...............................    88,583       76,233
   Partners' equity....................................   119,635      106,216
                                                         --------     --------
       Total liabilities and partners' equity..........  $208,218     $182,449
                                                         ========     ========
   Company's Share of Equity...........................  $ 59,664     $ 46,787
                                                         ========     ========

  The summarized statement of operations of the joint venture placed in service during the first quarter of 1999 is as follows:

                                                                    Three Months
                                                                       Ended
                                                                     March 31,
                                                                        1999
                                                                    ------------
                                                                    (unaudited)
   Total revenue...................................................    $1,791
   Total expenses..................................................       939
                                                                       ------
   Net income......................................................    $  852
                                                                       ======
   Company's Share of Net Income...................................    $  213
                                                                       ======

5. Minority Interests

  Minority interest in the Operating Partnership relates to the interest in the Operating Partnership and property partnerships that are not owned by the Company. As of March 31, 1999, this interest consisted of 23,818,811 OP Units and 8,655,353 Preferred Units outstanding and held by parties other than the Company.

  On February 16, 1999, the Operating Partnership paid a distribution on the 2,442,222 units of 7.25% Series One Preferred Units of $.61625 per unit, based on an annual distribution of $2.465 per unit and paid a distribution on the 6,213,131 units of Series Two and Three Preferred Units of $.63014 per unit.

  On March 26, 1999, the Operating Partnership issued 3,252 OP Units in connection with the acquisition of Sumner Square.

6. Redeemable Preferred Stock and Stockholders' Equity

  On February 16, 1999, the Company paid a dividend on the 2,000,000 shares of Series A Convertible Redeemable Preferred Shares (the "Preferred Shares"), $50 liquidation preference per share, of approximately

                            BOSTON PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                         (unaudited and in thousands)

$.04110 per share for the period from issuance to February 15, 1999. In addition, on March 22, 1999, the Board of Directors of the Company declared a dividend of $0.64795 per share on the Preferred Shares payable on May 17, 1999 to shareholders of record on March 31, 1999. These Preferred Shares are not classified as equity as they are redeemable for cash or shares at the election of the holder.

  On March 22, 1999, the Board of Directors of the Company declared a first quarter dividend in the amount of $0.425 per Common Share payable on April 28, 1999 to shareholders of record as of March 31, 1999.

7. Earnings Per Share

                               For the quarter ended March 31, 1999
                             -----------------------------------------------
                                Income            Shares         Per Share
                              (Numerator)      (Denominator)      amount
                             --------------   ---------------   ------------
                             (in thousands, except per share amounts)
   Basic Earnings:
     Income available to
      common shareholders...   $       24,934           63,534    $       0.39
   Effect of Dilutive
    Securities:
     Stock Options..........              --               544             --
                               --------------    -------------    ------------
   Diluted Earnings:
     Net income.............   $       24,934           64,078    $       0.39
                               ==============    =============    ============
                               For the quarter ended March 31, 1998
                             -----------------------------------------------
                                Income            Shares         Per Share
                              (Numerator)      (Denominator)      amount
                             --------------   ---------------   ------------
                             (in thousands, except per share amounts)
   Basic Earnings:
     Income available to
      common shareholders...   $       19,631           54,283    $       0.36
   Effect of Dilutive
    Securities:
     Stock Options..........              --               619             --
                               --------------    -------------    ------------
   Diluted Earnings:
     Net Income.............   $       19,631           54,902    $       0.36
                               ==============    =============    ============

8. Stock Option and Incentive Plan

  During the quarter ended March 31, 1999, the Company issued 1,647,408 options at $33.375 per share. The options vest over a three-year period, with 1/3 of the options vesting each year. As of March 31, 1999, the Company has outstanding options with respect to 7,460,155 common shares and an additional 1,851,794 common shares reserved for issuance under the Company's stock option and incentive plan.

9. Segment Information

  The Company's segments are based on the Company's method of internal reporting, which classifies its operations by both geographic area and property type. The Company's segments by geographic area are: Greater Boston, Greater Washington, D.C., midtown Manhattan, Greater San Francisco, and New Jersey and Pennsylvania. Segments by property type include: Class A Office, R&D, Industrial, Hotels and Garage.

  Asset information by segment is not reported, since the Company does not use this measure to assess performance: therefore, the depreciation and amortization expenses are not allocated among segments. Interest

                            BOSTON PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                         (unaudited and in thousands)

income, management and development services, interest expense and general and administrative expenses are not included in net operating income, as the internal reporting addresses these on a corporate level.

  Information by Geographic Area and Property Type:
  For the three months ended March 31, 1999:

                                        Greater              Greater   New Jersey
                             Greater  Washington,  Midtown     San        and
                             Boston      D.C.     Manhattan Francisco Pennsylvania  Total
                             -------  ----------- --------- --------- ------------ --------
   Rental Revenue
    Class A................  $36,955    $48,931    $34,191   $37,193     $9,457    $166,727
    R&D....................    1,683      4,533        --        449        --        6,665
    Industrial.............      406        323        --        274        180       1,183
    Hotels.................    4,851        --         --        --         --        4,851
    Garage.................      521        --         --        --         --          521
                             -------    -------    -------   -------     ------    --------
    Total..................   44,416     53,787     34,191    37,916      9,637     179,947
                             -------    -------    -------   -------     ------    --------
    % of Grand Totals......    24.68%     29.89%     19.00%    21.07%      5.36%     100.00%
                             -------    -------    -------   -------     ------    --------
   Rental Expenses
    Class A................   15,153     12,639     11,301    12,627      2,523      54,243
    R&D....................      528        970        --         88        --        1,586
    Industrial.............      142         88        --         50         28         308
    Hotels.................    1,024        --         --        --         --        1,024
    Garage.................      189        --         --        --         --          189
                             -------    -------    -------   -------     ------    --------
    Total..................   17,036     13,697     11,301    12,765      2,551      57,350
                             -------    -------    -------   -------     ------    --------
    % of Grand Totals......    29.71%     23.88%     19.70%    22.26%      4.45%     100.00%
                             -------    -------    -------   -------     ------    --------
   Net Operating Income....  $27,380    $40,090    $22,890   $25,151     $7,086    $122,597
                             =======    =======    =======   =======     ======    ========
    % of Grand Totals......    22.33%     32.70%     18.67%    20.52%      5.78%     100.00%
                             =======    =======    =======   =======     ======    ========

  For the three months ended March 31, 1998:

                                        Greater              Greater   New Jersey
                             Greater  Washington,  Midtown     San        and
                             Boston      D.C.     Manhattan Francisco Pennsylvania  Total
                             -------  ----------- --------- --------- ------------ -------
   Rental Revenue
    Class A................  $11,665    $35,247    $31,687    $--         $--      $78,599
    R&D....................    1,639      3,729        --      315         --        5,683
    Industrial.............      408        346        --      304         202       1,260
    Hotels.................    3,955        --         --      --          --        3,955
    Garage.................      441        --         --      --          --          441
                             -------    -------    -------    ----        ----     -------
   Total...................   18,108     39,322     31,687     619         202      89,938
                             -------    -------    -------    ----        ----     -------
    % of Grand Totals......    20.13%     43.72%     35.23%   0.69%       0.23%     100.00%
                             -------    -------    -------    ----        ----     -------
   Rental Expenses
    Class A................  $ 4,041    $ 8,928    $11,174    $--         $--       24,143
    R&D....................      530        672        --       90         --        1,292
    Industrial.............      150         83        --       80         --          313
    Hotels.................      658        --         --      --          --          658
    Garage.................      124        --         --      --          --          124
                             -------    -------    -------    ----        ----     -------
    Total..................    5,503      9,683     11,174     170         --       26,530
                             -------    -------    -------    ----        ----     -------
    % of Grand Totals......    20.74%     36.50%     42.12%   0.64%       0.00%     100.00%
                             -------    -------    -------    ----        ----     -------
   Net Operating Income....  $12,605    $29,639    $20,513    $449        $202     $63,408
                             =======    =======    =======    ====        ====     =======
    % of Grand Totals......    19.88%     46.74%     32.35%   0.71%       0.32%     100.00%
                             =======    =======    =======    ====        ====     =======

                            BOSTON PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                         (unaudited and in thousands)


  The following is a reconcilition of net operating income to income before minority interests and joint venture income:

                                                Three months ended March 31,
                                                ------------------------------
                                                     1999           1998
                                                --------------  --------------
   Net Operating Income........................ $      122,597  $      63,408
   Add:
     Development and management services.......          4,047          1,776
     Interest income...........................          3,646          3,889
   Less:
     General and administrative................         (6,610)        (4,821)
     Interest expense..........................        (50,459)       (24,929)
     Depreciation and amortization.............        (27,794)       (13,095)
                                                --------------  -------------
   Income before minority interests and joint
    venture income............................. $       45,427  $      26,228
                                                ==============  =============

10. Unaudited Pro Forma Consolidated Financial Information

  The accompanying unaudited pro forma information for the three months ended March 31, 1999 and 1998 are presented as if the following real estate acquisitions had occurred on January 1, 1998: Riverfront Plaza, the Mulligan/Griffin Portfolio, the Carnegie Center portfolio, Metropolitan Square, The Prudential Center, University Place, Reservoir Place and Embarcadero Center. This pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes thereto.

  This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

                                              Three Months      Three months
                                             Ended 3/31/99     Ended 3/31/98
                                              (pro forma)       (pro forma)
                                             --------------    --------------
                                             (unaudited and in thousands,
                                                except per share data)
   Total revenue...........................    $      187,640    $      182,138
   Net income available to common
    shareholders...........................    $       28,947    $       27,858
   Net income per share available to
    common--basic..........................    $         0.46    $         0.44
   Common shares outstanding--basic........            63,534            63,370
   Net income per share available to common
    shareholders--diluted..................    $         0.46    $         0.44
   Common shares outstanding--diluted......            64,078            63,989

                            BOSTON PROPERTIES, INC.

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

 Results of Operations

 Comparison of the three months ended March 31, 1999 to the three months ended March 31, 1998.

  Rental revenue increased $90.0 million or 100.1% to $179.9 million from $89.9 million for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The increase is primarily due to rental revenue earned totaling approximately $81.8 million on the operations of properties acquired and placed in service since March 31, 1998.

  Development and Management Services revenue increased $2.2 million or 127.9% to $4.0 million from $1.8 million for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The increase is due to new contracts earning fees during the first quarter of 1999.

  Rental expenses increased $30.8 million or $116.2% to $57.4 million from $26.5 million for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This is primarily a result of approximately $28.3 million of expenses related to the operations of properties acquired and placed in service since March 31, 1998.

  General and administrative expenses increased $1.8 million or 37.1% to $6.6 million from $4.8 million for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 as a result of payroll and other related costs of new employees hired in Boston, Washington, D.C. and New York to support the operations of additional properties acquired and placed in service since March 31, 1998.

  Interest expense increased $25.6 million or 102.4% to $50.5 million from $24.9 million for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 as a result of interest expense of approximately $25.0 million on debt related to the properties acquired subsequent to March 31, 1998.

  Depreciation and amortization expense increased $14.7 million or 112.3% to
27.8 million from $13.1 million for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This was primarily attributed to approximately $12.7 million of depreciation expense related to the operations of properties acquired subsequent to March 31, 1998.

  As a result of the foregoing, net income before minority interest in the Operating Partnership increased $15.4 million to $41.5 million from $26.1 million for the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

 Liquidity and Capital Resources

  The Company's consolidated indebtedness at March 31, 1999 was approximately $3.0 billion at a weighted average interest rate of 6.97%. Based on the Company's total market capitalization at March 31, 1999 of approximately $6.2 billion, the Company's consolidated debt represents 48.7% of its total market capitalization.

  The Company has a $500 million unsecured revolving line of credit (the "Unsecured Line of Credit") with BankBoston, N.A., as agent, that expires in June 2000. The Company uses the Unsecured Line of Credit principally to facilitate its development and acquisition activities and for working capital purposes. As of May 10, 1999, the Company had $272,000 outstanding under the Unsecured Line of Credit.

                            BOSTON PROPERTIES, INC.


  The following represents the outstanding principal balances due under the first mortgages at March 31, 1999:

Properties                      Interest Rate Principal Amount   Maturity Date
----------                      ------------- ---------------- ------------------
                                               (in thousands)
Prudential Center                   6.72%           297,735    July 1, 2008
599 Lexington Avenue                7.00%           225,000(1) July 19, 2005
280 Park Avenue                     7.00%           220,000(2) September 11, 2002
Embarcadero Center One              6.70%           159,570    December 10, 2008
Embarcadero Center Two              6.70%           159,570    December 10, 2008
Embarcadero Center Four             6.79%           159,375    February 1, 2006
875 Third Ave                       8.00%           153,600(3) December 31, 2002
Embarcadero Center Three            6.40%           149,579    January 1, 2007
Two Independence Square             8.09%           119,771(4) February 27, 2003
Riverfront Plaza                    6.61%           119,480    January 21, 2008
Democracy Center                    7.05%           110,000    April 9, 2009
Metropolitan Square                 6.75%           106,834(5) June 1, 2000
Embarcadero West Tower              6.50%            99,724    January 1, 2006
100 East Pratt Street               6.73%            94,430    November 1, 2008
Reservoir Place                     6.88%            76,723(6) November 1, 2006
One Independence Square             8.12%            76,302(4) August 21, 2001
2300 N Street                       6.88%            66,000    August 3, 2003
Capital Gallery                     8.24%            58,877    August 15, 2006
Ten Cambridge Center and North
 Garage                             7.57%            40,000    March 29, 2000
10 and 20 Burlington Mall Road      8.33%            37,000(7) October 1, 2001
Lockheed Martin Building            6.61%            27,129    June 1, 2008
Reston Corporate Center             6.56%            25,613    May 1, 2008
1301 New York Avenue                6.70%            24,909    August 15, 2009
191 Spring Street                   8.50%            23,360    September 1, 2006
Bedford Business Park               8.50%            22,557    December 10, 2008
NIMA Building                       6.51%            22,192    June 1, 2008
212 Carnegie Center                 7.25%            20,819    December 31, 2000
202 Carnegie Center                 7.25%            19,384    December 31, 2000
214 Carnegie Center                 8.19%            13,633(8) October 31, 2000
101 Carnegie Center                 7.66%             8,843    April 1, 2006
Montvale Center                     8.59%             7,764    December 1, 2006
Newport Office Park                 8.13%             6,433    July 1, 2001
Hilltop Business Center             6.81%             6,000    March 1, 2019
201 Carnegie Center                 7.08%               549    February 1, 2010
                                                 ----------
  Total                                          $2,758,755
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

(3) The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The actual principal balance at March 31, 1999 was $150,000 and the interest rate was 8.75%.

                            BOSTON PROPERTIES, INC.


(4) The principal amount and interest rate shown has been adjusted to reflect the effective rates on the loans. The actual principal balances at March 31, 1999 were $119,469 and $76,188, respectively. The actual interest rates are 8.50% and continue at such rates through the loan expiration.

(5) The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The actual principal balance at March 31, 1999 was $104,040 and interest rate was 9.13%.

(6) The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The actual principal balance at March 31, 1999 was $66,444 and the interest rate was 9.09%.

(7) Includes outstanding indebtedness secured by 91 Hartwell Avenue and 92 and 100 Hayden Avenue.

(8) The principal amount and interest rate shown has been adjusted to reflect the effective rate on the loan. The actual principal balance at March 31, 1999 was $13,341 and the interest rate was 9.13%.

  The Company expects to meet its short-term liquidity requirements generally through its existing working capital and net cash provided by operations. The Company's operating properties and hotels require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended March 31, 1999, the Company's recurring capital expenditures totaled $1.5 million.

  The Company expects to meet its long-term requirements for the funding of property development, property acquisitions and other non-recurring capital improvements through long-term secured and unsecured indebtedness (including the Unsecured Line of Credit) and the issuance of additional equity securities of the Company. During the quarter ended March 31, 1999, the Company received $110.0 million of mortgage financing secured by Democracy Center.

  The Company has development projects currently in process, which require commitments to fund to completion. Commitments under these arrangements totaled $210.6 million as of March 31, 1999. The Company expects to fund these commitments using available cash and the Unsecured Line of Credit. In addition, the Company has options to acquire land that require minimum deposits that the Company will fund using available cash the Unsecured Line of Credit.

  On March 26, 1999, the Company acquired Sumner Square from related parties for approximately $32.6 million. The acquisition was funded through a draw down on the Unsecured Line of Credit of approximately $32.5 million and the issuance of approximately 3,252 OP Units valued at approximately $0.1 million.

 Funds from Operations

  Management believes Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes Funds from Operations in accordance with standards established by the White Paper on Funds from Operations approved by the Board of Governors of NAREIT in 1995, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. The White Paper defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make

                            BOSTON PROPERTIES, INC.

distributions. The Company believes that in order to facilitate a clear understanding of the historical operating results of the Company. Funds from Operations should be examined in conjunction with net income as presented in the consolidated financial statements.

  The following table presents the Company's Funds from Operations for the three months ended March 31, 1999 and 1998:

                                         Three months ended Three months ended
                                           March 31, 1999     March 31, 1998
                                         ------------------ ------------------
   Income before minority interests.....      $45,427            $26,228
   Add:
     Real estate depreciation and
      amortization......................       27,549             12,944
     Income from unconsolidated joint
      venture...........................          213                --
   Less:
     Minority property partnership's
      share of Funds from Operations....       (3,163)              (144)
     Preferred dividends and
      distributions.....................       (7,212)               --
                                              -------            -------
   Funds from Operations................      $62,814            $39,028
                                              =======            =======
   Company's share......................      $45,697            $29,349
                                              =======            =======

  Reconciliation to Diluted Funds from Operations:

                         For the three months ended       For the three months ended
                               March 31, 1999                   March 31, 1998
                         ------------------------------   ------------------------------
                            Income           Shares          Income           Shares
                         (Numerator)     (Denominator)    (Numerator)     (Denominator)
                         -------------   --------------   -------------   --------------
Funds from Operations...   $      62,814          87,330    $      39,028          72,185
Effect of Dilutive
 Securities
  Convertible Preferred
   Units................           6,373          10,325              --              --
  Convertible Preferred
   Stock................             839           1,459              --              --
  Stock options.........             --              544              --              619
                           -------------    ------------    -------------    ------------
Diluted Funds from
 Operations.............   $      70,026          99,658    $      39,028          72,804
                           =============    ============    =============    ============
Company's share of Di-
 luted Funds from
 Operations (76.12% and
 75.20%,
 respectively)..........   $      53,306          75,862    $      29,349          54,902
                           =============    ============    =============    ============

 Certain Factors Affecting Future Operating Results

  This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding the Company's business, strategies, revenues, expenditures and operating and capital requirements. The words "believe," "expect," "anticipate," "intend," "estimate," "assume," and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Caution should be exercised in interpreting such forward-looking statements, and undue reliance should not be placed on such statements, because they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking

                            BOSTON PROPERTIES, INC.

statements made in this report: default under or non-renewal of leases by tenants, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and completing acquisitions, failure to successfully integrate acquired properties into the Company's operations, risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The Company's success also generally depends upon national and regional economic trends. The Company assumes no obligation to update forward-looking statements.

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

  The Year 2000 Project encompasses a review of compliance risks for the Company's computer information and building systems and is divided into three phases.

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

  In Phase I, correspondence has been sent to tenants highlighting the Year 2000 issue and providing a general statement of the Company's progress. The Company has decided not to survey its tenant base, other than its largest tenant (the General Services Administration), as no other single tenant represents more than 5% of the Company's annual revenues. Due to the Company's large tenant base, the success of the Company is not closely tied to one particular tenant. As a result, the Company does not believe there should be a material adverse effect on the Company's financial condition and results of operations if a limited number of the Company's tenants were unable to pay rent on a timely basis due to Year 2000 related problems.

  All work related to Phase I has been performed by current employees of the Company. No third parties have been used during this process nor has the Company hired an employee specifically for Year 2000 issues, and as a result, the costs incurred related only to internal payroll costs, which at this time are not material.

                            BOSTON PROPERTIES, INC.

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

  . Continued assessment of risks, including follow up with vendor responses deemed inadequate (if any)

  . Remediation of identified compliance problems by June 30, 1999

  . Testing of building systems

  . Development of contingency plans for all systems deemed critical to the operation of buildings

  Phase III will begin in July 1999 and will prepare building operations personnel at each property for the night and weekend of December 31, 1999. As part of its contingency planning, the Company is assessing the security and support requirements of tenants for the night of December 31, 1999 and the required on-site staffing presence of Company personnel.

  The Company expects building-card access, energy management and garage access systems to commonly require remediation. The replacement of energy management systems at Embarcadero Center in San Francisco, CA and Riverfront Plaza in Richmond, VA will be completed in August 1999 and October 1999, respectively, and represent the only exceptions to the Company's current expectation that all remediation work for building systems will be completed by June 30, 1999.

  Recent upgrades to desktop computers and internal networks throughout the organization combined with the replacement of the electronic mail and the accounting systems during 1998 addressed Year 2000 compliance issues with core operating systems. All ancillary software packages that support isolated functions, including tax reporting, and were non-compliant, were upgraded before the end of 1998 with the exception of work order processing software that is currently being replaced at several properties and will be completed by June 30, 1999.

  The total costs associated with the Year 2000 issue are not expected to be material to the company's financial position. The estimated cost of remediation efforts is approximately $1.1 million, which excludes costs for all internal personnel working on the project. To date, the Company has incurred $0.3 million of these costs. In most cases, the upgrade of non-compliant systems represents an acceleration of planned replacement dates.

  The Year 2000 project team has adopted a test protocol and procedure. Property managers, working with service vendors, are conducting tests of building systems. As of March 31, 1999, successful tests have been carried out and documented for critical building systems at many properties throughout the portfolio.

  The Company has conducted tenant presentations at several locations that have included representatives of outside utilities such as Con Edison in New York.

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

                            BOSTON PROPERTIES, INC.

increase in the actual cost of such remediation or replacement, or a failure by a third party vendor to remediate Year 2000 problems in systems that are vital to the operation of the Company's properties or financial systems, could cause a material disruption to the Company's business and adversely affect its results of operations and financial condition.

ITEM 3--Quantitative and Qualitative Disclosures about Market Risk

  Market risk is the risk of loss from adverse changes in market prices and interest rates. The primary market risk facing the Company is mortgage debt, which bears interest at fixed rates, and therefore, the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted average interest rates by expected maturity dates for the fixed rate debt. The interest rate of the variable rate debt as of March 31, 1999 was LIBOR plus 1.00%.

                                         Mortgage debt, including current portion
                         ------------------------------------------------------------------------------
                          1999     2000     2001     2002     2003    Thereafter    Total    Fair Value
                         -------  -------  -------  -------  -------  ----------  ---------- ----------
Fixed Rate.............. $28,748  235,619  148,908  381,440  210,117  1,746,923   $2,751,755 $2,751,755
Average Interest Rate...    7.05%    7.13%    7.88%    7.38%    7.54%      6.83%
Variable Rate...........     --       --       --    $7,000      --         --        $7,000     $7,000

                            BOSTON PROPERTIES, INC.

                          PART II. OTHER INFORMATION

ITEM 2--Changes in Securities

  On February 10, 1999, the Company closed on Phase 2 of its acquisition of Embarcadero Center. Consideration included the issuance of 2,000,000 shares of Series A Convertible Redeemable Preferred Stock. Such shares were issued in a transaction that was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

  On March 26, 1999, the Company acquired Sumner Square for consideration that included the issuance of 3,252 OP Units. Such OP Units were issued to accredited investors in a transaction that was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

ITEM 6--Exhibits and Reports on Form 8-K

  (a) Exhibits

       EXHIBIT
       NUMBER              DESCRIPTION
       ------- --    ----------------------- ---
       27.1          Financial Data Schedule

  (b) Reports on Form 8-K

  A Form 8-K dated January 26, 1999 was filed with the Securities and Exchange Commission to report under Item 5 of such report the information presented to investors and analysts and the Company's press release for the quarter ended December 31, 1998.

  A Form 8-K dated February 17, 1999 was filed with the Securities and Exchange Commission to report under Item 5 of such report that the Company had closed on phase two of the Embarcadero Center acquisition.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BOSTON PROPERTIES, INC.

May 14, 1999
                                                     /s/ David G. Gaw
                                          _____________________________________
                                          David G. Gaw,
                                          Chief Financial Officer
                                          (duly authorized officer and
                                          principal financial officer)