Form 10-Q
period 1999-06-30
BOSTON PROPERTIES INC
filed 1999-08-05
CIK 1037540

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-13087

                            ------------------------

                            BOSTON PROPERTIES, INC.
             (Exact name of Registrant as specified in its Charter)

                  DELAWARE                             04-2473675
        (State or other jurisdiction            (IRS Employer Id. Number)
     of incorporation or organization)

            800 BOYLSTON STREET
           BOSTON, MASSACHUSETTS                          02199
  ----------------------------------------  ---------------------------------
  (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (617) 236-3300

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                COMMON STOCK                                    67,902,034
                   (CLASS)                            (OUTSTANDING ON AUGUST 2, 1999)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            BOSTON PROPERTIES, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999
                               TABLE OF CONTENTS

                                                                                                            PAGE(S)
                                                                                                          -----------
PART I.      FINANCIAL INFORMATION

    ITEM 1.  Consolidated Financial Statements:

             a) Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998...................           1

             b) Consolidated Statements of Operations for the six months ended June 30, 1999 and 1998...           2

             c) Consolidated Statements of Operations for the three months ended June 30, 1999 and
                1998....................................................................................           3

             d) Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998...           4

             e) Notes to the Consolidated Financial Statements..........................................           5

    ITEM 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations.....          16

    ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.................................          23

PART II.     OTHER INFORMATION

    ITEM 2.  Changes in Securities......................................................................          24

    ITEM 4.  Submission of Matters to a Vote of Security Holders........................................          24

    ITEM 6.  Exhibits and Reports on Form 8-K...........................................................          24

Signatures..............................................................................................          25

                            BOSTON PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER
                                                                      JUNE 30,       31,
                                                                        1999        1998
                                                                      ---------  -----------
                                                                      (UNAUDITED)
                                                                          (IN THOUSANDS,
                                                                      EXCEPT SHARE AMOUNTS)

                               ASSETS

Real estate:........................................................  $5,127,469  $4,917,193
  Less: accumulated depreciation....................................   (411,705)   (357,384)
                                                                      ---------  -----------
      Total real estate.............................................  4,715,764   4,559,809

Cash and cash equivalents...........................................     32,225      12,166
Notes receivable....................................................         --     420,143
Escrows.............................................................     24,082      19,014
Tenant and other receivables, net...................................     53,059      40,830
Accrued rental income, net..........................................     72,535      64,251
Deferred charges, net...............................................     50,946      46,029
Prepaid expenses and other assets...................................     28,142      26,058
Investments in joint ventures.......................................     42,077      46,787
                                                                      ---------  -----------
      Total assets..................................................  $5,018,830  $5,235,087
                                                                      ---------  -----------
                                                                      ---------  -----------

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable............................................  $2,799,507  $2,653,581
  Notes payable.....................................................         --     420,143
  Unsecured line of credit..........................................    142,000      15,000
  Accounts payable and accrued expenses.............................     61,860      42,897
  Dividends payable.................................................     45,559      40,494
  Accrued interest payable..........................................      7,837       7,307
  Other liabilities.................................................     22,946      27,950
                                                                      ---------  -----------
      Total liabilities.............................................  3,079,709   3,207,372
                                                                      ---------  -----------

Commitments and contingencies.......................................         --          --
                                                                      ---------  -----------
Minority interests..................................................    781,999   1,079,234
                                                                      ---------  -----------
Series A Convertible Redeemable Preferred Stock, liquidation preference $50.00 per share, 2,000,000 shares issued and
  outstanding.......................................................    100,000          --
                                                                      ---------  -----------
Stockholders' equity:
  Excess stock, $.01 par value, 150,000,000 shares authorized, none
    issued or outstanding...........................................         --          --
  Common stock, $.01 par value, 250,000,000 shares authorized,
    67,893,386 and 63,527,819 issued and outstanding in 1999 and
    1998, respectively..............................................        678         635
  Additional paid-in capital........................................  1,068,016     955,711
  Dividends in excess of earnings...................................    (11,572)     (7,865)
                                                                      ---------  -----------
    Total stockholders' equity......................................  1,057,122     948,481
                                                                      ---------  -----------
      Total liabilities and stockholders' equity....................  $5,018,830  $5,235,087
                                                                      ---------  -----------
                                                                      ---------  -----------

   The accompanying notes are an integral part of these financial statements.

                            BOSTON PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  SIX MONTHS   SIX MONTHS
                                                                     ENDED        ENDED
                                                                   JUNE 30,     JUNE 30,
                                                                     1999         1998
                                                                  -----------  -----------
                                                                     (UNAUDITED AND IN
                                                                         THOUSANDS,
                                                                    EXCEPT FOR PER SHARE
                                                                          AMOUNTS)
Revenue
  Rental:
    Base rent...................................................   $ 309,679    $ 167,075
    Recoveries from tenants.....................................      34,666       19,362
    Parking and other...........................................      23,011        2,706
                                                                  -----------  -----------
      Total rental revenue......................................     367,356      189,143
  Development and management services...........................       7,658        6,159
  Interest and other............................................       4,266        8,341
                                                                  -----------  -----------
      Total revenue.............................................     379,280      203,643
                                                                  -----------  -----------

Expenses
  Operating.....................................................     117,656       53,933
  General and administrative....................................      13,962       10,621
  Interest......................................................      99,678       48,743
  Depreciation and amortization.................................      57,237       29,689
                                                                  -----------  -----------
    Total expenses..............................................     288,533      142,986
                                                                  -----------  -----------
Income before minority interests and joint venture income.......      90,747       60,657
Minority interests in property partnerships.....................      (4,294)        (229)
Income from unconsolidated joint venture........................         442           --
                                                                  -----------  -----------
Income before minority interest in Operating Partnership........      86,895       60,428
Minority interest in Operating Partnership......................     (32,217)     (14,440)
                                                                  -----------  -----------
Income before extraordinary item................................      54,678       45,988
Extraordinary gain, net.........................................          --        3,564
                                                                  -----------  -----------
Net income before preferred dividend............................      54,678       49,552
Preferred dividend..............................................      (2,521)          --
                                                                  -----------  -----------
Net income available to common shareholders.....................   $  52,157    $  49,552
                                                                  -----------  -----------
                                                                  -----------  -----------
Basic earnings per common share:
  Income before extraordinary gain..............................   $    0.81    $    0.79
  Extraordinary gain, net.......................................          --         0.06
                                                                  -----------  -----------
  Net income available to common shareholders...................   $    0.81    $    0.85
                                                                  -----------  -----------
                                                                  -----------  -----------
  Weighted average number of common shares outstanding..........      64,539       58,009
                                                                  -----------  -----------
                                                                  -----------  -----------

Diluted earnings per common share:
  Income before extraordinary gain..............................   $    0.80    $    0.79
  Extraordinary gain, net.......................................          --         0.06
                                                                  -----------  -----------
  Net income available to common shareholders...................   $    0.80    $    0.85
                                                                  -----------  -----------
                                                                  -----------  -----------
  Weighted average number of common and common equivalent shares
    outstanding.................................................      65,161       58,613
                                                                  -----------  -----------
                                                                  -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                            BOSTON PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   THREE MONTHS   THREE MONTHS
                                                                                       ENDED          ENDED
                                                                                     JUNE 30,       JUNE 30,
                                                                                       1999           1998
                                                                                   -------------  -------------
                                                                                   (UNAUDITED AND IN THOUSANDS,
                                                                                       EXCEPT FOR PER SHARE
                                                                                             AMOUNTS)
Revenue
  Rental:
    Base rent....................................................................   $   158,070    $    87,806
    Recoveries from tenants......................................................        17,252          9,805
    Parking and other............................................................        12,087          1,595
                                                                                   -------------  -------------
      Total rental revenue.......................................................       187,409         99,206
  Development and management services............................................         3,611          4,383
  Interest and other.............................................................           620          4,452
                                                                                   -------------  -------------
      Total revenue..............................................................       191,640        108,041
                                                                                   -------------  -------------

Expenses
  Operating......................................................................        60,306         27,403
  General and administrative.....................................................         7,352          5,800
  Interest.......................................................................        49,219         23,814
  Depreciation and amortization..................................................        29,443         16,594
                                                                                   -------------  -------------
      Total expenses.............................................................       146,320         73,611
                                                                                   -------------  -------------
Income before minority interests and joint venture income........................        45,320         34,430
Minority interests in property partnership.......................................          (139)          (106)
Income from unconsolidated joint venture.........................................           229             --
                                                                                   -------------  -------------
Income before minority interest in Operating Partnership.........................        45,410         34,324
Minority interest in Operating Partnership.......................................       (16,505)        (7,967)
                                                                                   -------------  -------------
Income before extraordinary item.................................................        28,905         26,357
Extraordinary gain, net..........................................................            --          3,564
                                                                                   -------------  -------------
Net income before preferred dividend.............................................        28,905         29,921
Preferred dividend...............................................................        (1,682)            --
                                                                                   -------------  -------------
Net income available to common shareholders......................................   $    27,223    $    29,921
                                                                                   -------------  -------------
                                                                                   -------------  -------------

Basic earnings per common share:
  Income before extraordinary gain...............................................   $      0.42    $      0.42
  Extraordinary gain, net........................................................            --           0.06
                                                                                   -------------  -------------
  Net income available to common shareholders....................................   $      0.42    $      0.48
                                                                                   -------------  -------------
                                                                                   -------------  -------------
  Weighted average number of common shares outstanding...........................        65,534         61,694
                                                                                   -------------  -------------
                                                                                   -------------  -------------

Diluted earnings per common share:
  Income before extraordinary gain...............................................   $      0.41    $      0.42
  Extraordinary gain, net........................................................            --           0.06
                                                                                   -------------  -------------
  Net income available to common shareholders....................................   $      0.41    $      0.48
                                                                                   -------------  -------------
                                                                                   -------------  -------------
  Weighted average number of common and common equivalent shares outstanding.....        66,337         62,284
                                                                                   -------------  -------------
                                                                                   -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                            BOSTON PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        FOR THE SIX MONTHS ENDED
                                                                                                      ----------------------------
                                                                                                      JUNE 30, 1999  JUNE 30, 1998
                                                                                                      -------------  -------------
Cash flows from operating activities:
  Net income before preferred dividend..............................................................   $    54,678    $    49,552
  Adjustments to reconcile net income before preferred dividend to net cash provided by operating activities:
    Depreciation and amortization...................................................................        57,237         29,689
    Non-cash portion of interest expense............................................................        (1,037)           211
    Extraordinary gain on early debt extinguishment.................................................            --         (4,641)
    Income from investment in unconsolidated joint venture..........................................          (442)            --
    Minority interests..............................................................................        29,329         15,518
  Change in assets and liabilities:
    Escrows.........................................................................................        (5,068)        (3,655)
    Tenant and other receivables, net...............................................................       (12,229)          (309)
    Accrued rental income...........................................................................        (8,284)        (7,583)
    Prepaid expenses and other assets...............................................................        (2,084)        (2,696)
    Accounts payable and accrued expenses...........................................................        18,122         38,298
    Accrued interest payable........................................................................           530         (3,305)
    Other liabilities...............................................................................        (5,004)         5,753
                                                                                                      -------------  -------------
      Total adjustments.............................................................................        71,070         67,280
                                                                                                      -------------  -------------
      Net cash provided by operating activities.....................................................       125,748        116,832
                                                                                                      -------------  -------------
Cash flows from investing activities:
  Acquisitions/additions to real estate.............................................................      (178,216)      (543,430)
  Tenant leasing costs..............................................................................        (7,299)        (6,087)
  Investments in joint ventures.....................................................................         5,152         (4,531)
                                                                                                      -------------  -------------
      Net cash used in investing activities.........................................................      (180,363)      (554,048)
                                                                                                      -------------  -------------
Cash flows from financing activities:
  Net proceeds from sales of common and preferred stock.............................................       241,003        765,563
  Payment of other offering costs...................................................................           (51)            --
  Borrowings on unsecured line of credit............................................................       387,000             --
  Repayment of unsecured line of credit.............................................................      (260,000)      (233,000)
  Repayments of mortgage notes......................................................................       (15,973)      (146,968)
  Proceeds from mortgage notes......................................................................       136,000        197,800
  Repayment of notes payable........................................................................      (328,143)            --
  Dividends and distributions.......................................................................       (83,799)       (54,777)
  Proceeds from exercise of stock options...........................................................           566             --
  Deferred financing and other costs................................................................        (1,929)            --
                                                                                                      -------------  -------------
      Net cash provided by financing activities.....................................................        74,674        528,618
                                                                                                      -------------  -------------
Net increase in cash................................................................................        20,059         91,402
Cash and cash equivalents, beginning of period......................................................        12,166         17,560
                                                                                                      -------------  -------------
Cash and cash equivalents, end of period............................................................   $    32,225    $   108,962
                                                                                                      -------------  -------------
                                                                                                      -------------  -------------
Supplemental disclosures:
  Cash paid for interest............................................................................   $   106,906    $    50,930
                                                                                                      -------------  -------------
                                                                                                      -------------  -------------
  Interest capitalized..............................................................................   $     6,721    $     1,986
                                                                                                      -------------  -------------
                                                                                                      -------------  -------------
Non-cash activities:
  Operating activity:
    Non-cash portion of interest expense............................................................   $    (1,037)   $       211
                                                                                                      -------------  -------------
                                                                                                      -------------  -------------
    Additions to real estate included in accounts payable...........................................   $       841    $        --
                                                                                                      -------------  -------------
                                                                                                      -------------  -------------
  Investing and Financing activities:
    Mortgage notes payable assumed in connection with acquisitions..................................   $    28,331    $   118,251
                                                                                                      -------------  -------------
                                                                                                      -------------  -------------
    Issuance of minority interest in connection with acquisitions...................................   $     2,888    $   153,438
                                                                                                      -------------  -------------
                                                                                                      -------------  -------------
    Dividends and distributions declared but not paid...............................................   $    45,559    $        --
                                                                                                      -------------  -------------
                                                                                                      -------------  -------------
    Notes receivable assigned in connection with an acquistion......................................   $   420,143    $        --
                                                                                                      -------------  -------------
                                                                                                      -------------  -------------
    Notes payable assigned in connection with an acquisition........................................   $   (92,000)   $        --
                                                                                                      -------------  -------------
                                                                                                      -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                             BOSTON PROPERTIES, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (UNAUDITED AND IN THOUSANDS)

1. ORGANIZATION

    Boston Properties, Inc. (the "Company"), a Delaware corporation, is a self-administered and self-managed real estate investment trust ("REIT"). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership (the "Operating Partnership") and at June 30, 1999, owned an approximate 67.35% general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as "common units of partnership interest" (also referred to as "OP Units") or "preferred units of partnership interest" (also referred to as "Preferred Units"). All references to OP Units and Preferred Units exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock, except that, the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of common stock of the Company ("Common Stock"). Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. Each series of Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company.

    All references to the Company refer to Boston Properties, Inc. and its subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

    To assist the Company in maintaining its status as a REIT, the Company leases its three in-service hotel properties, pursuant to a lease with a participation in the gross receipts of such hotel properties, to a lessee ("ZL Hotel LLC") in which Messrs. Zuckerman and Linde, the Chairman of the Board and Chief Executive Officer, respectively, are the sole member-managers. Messrs. Zuckerman and Linde have a 9.8% economic interest in such lessee and one or more unaffiliated public charities have a 90.2% economic interest. Marriott International, Inc. manages these hotel properties under the Marriott-Registered Trademark- name pursuant to a management agreement with the lessee. Under the REIT requirements, revenues from a hotel are not considered to be rental income for purposes of certain income tests which a REIT must meet. Accordingly, in order to maintain its qualification as a REIT, the Company has entered into the participating leases described above to provide revenue which qualifies as rental income under the REIT requirements.

    As of June 30, 1999, the Company and the Operating Partnership had 67,893,386 and 23,816,811 shares of Common Stock and OP Units outstanding, respectively. In addition, the Company had 2,000,000 shares of Preferred Stock outstanding and the Operating Partnership had 8,713,131 Preferred Units outstanding.

THE PROPERTIES:

    The Company owns a portfolio of 127 commercial real estate properties (121 and 108 properties at December 31, 1998 and June 30, 1998, respectively) (the "Properties") aggregating over 33.4 million square feet. The properties consist of 114 office properties with approximately 25.4 million net rentable

                             BOSTON PROPERTIES, INC

                          (UNAUDITED AND IN THOUSANDS)

1. ORGANIZATION (CONTINUED)
square feet (including eight properties under development expected to contain approximately 2.3 million net rentable square feet) and approximately 5.9 million additional square feet of structured parking for 16,726 vehicles, nine industrial properties with approximately 925,000 net rentable square feet, three hotels with a total of 1,054 rooms (consisting of approximately 938,000 square feet), and a parking garage with 1,170 spaces (consisting of approximately 330,000 square feet). In addition, the Company owns, has under contract, or has an option to acquire 47 parcels of land totaling 478.4 acres, which will support approximately 10.6 million square feet of development.

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

3. REAL ESTATE ACQUIRED AND PLACED IN SERVICE DURING THE QUARTER ENDED JUNE 30, 1999

    On April 30, 1999, the Company acquired 510 Carnegie Center, a 234,160 square-foot, Class A office building located in Princeton, New Jersey for approximately $48.0 million. This property is part of the Carnegie Center Portfolio. The acquisition was funded through the assumption of debt of approximately $28.4 million, the issuance of 57,778 Series One Preferred Units valued at approximately $2.0 million and cash of approximately $17.6 million.

    On May 1, 1999, the Company placed in service the Arboretum, a 95,584 square-foot, Class A office building located in Reston, Virginia developed at a total cost of approximately $13.7 million.

    On May 1, 1999, the Company placed in service 200 West Street, a 248,341 square-foot, Class A office building located in Waltham, Massachusetts developed at a total cost of approximately $40.0 million.

                             BOSTON PROPERTIES, INC

                          (UNAUDITED AND IN THOUSANDS)

3. REAL ESTATE ACQUIRED AND PLACED IN SERVICE DURING THE QUARTER ENDED JUNE 30, 1999 (CONTINUED)
    On May 17, 1999, the Company acquired, for cash of approximately $3.6 million, parcels of land located in Loudon, Virginia that are currently under development and will support two Class A office buildings containing approximately 185,000 square feet.

    On May 24, 1999, the Company placed in service Eight Cambridge Center, a 177,226 square-foot, Class A office building located in Cambridge, Massachusetts developed at a total cost of approximately $23.8 million.

    On May 24, 1999, the Company acquired the remaining 50% interest in the development rights associated with 111 Huntington Avenue at the Prudential Center in Boston, Massachusetts for approximately $12.3 million, which was funded through the issuance of 343,077 shares of the Company's Common Stock valued at $12.3 million. 111 Huntington Avenue will consist of an 890,000 square-foot, Class A office building, for which construction commenced on April 27, 1999.

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

    The combined summarized balance sheets of the joint ventures are as follows:

                                                                     JUNE 30,    DECEMBER 31,
                                                                       1999          1998
                                                                    -----------  ------------
                                                                    (UNAUDITED)
                                           ASSETS
Real estate and development in progress...........................   $ 219,100    $  172,417
Other assets......................................................      10,586        10,032
                                                                    -----------  ------------
      Total assets................................................   $ 229,686    $  182,449
                                                                    -----------  ------------
                                                                    -----------  ------------

                               LIABILITIES AND PARTNERS EQUITY
Construction loans payable........................................   $ 119,426    $   55,638
Other liabilities.................................................      14,173        20,595
                                                                    -----------  ------------
      Total liabilities...........................................     133,599        76,233
Partners' equity..................................................      96,087       106,216
                                                                    -----------  ------------
      Total liabilities and partners' equity......................   $ 229,686    $  182,449
                                                                    -----------  ------------
                                                                    -----------  ------------
Company's Share of Equity.........................................   $  42,077    $   46,787
                                                                    -----------  ------------
                                                                    -----------  ------------

                             BOSTON PROPERTIES, INC

                          (UNAUDITED AND IN THOUSANDS)

4. INVESTMENTS IN JOINT VENTURES (CONTINUED)
    The summarized statements of operations consist of One and Two Reston Overlook, the joint venture placed in service during the first quarter of 1999:

                                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                                          JUNE 30, 1999       JUNE 30, 1999
                                                       -------------------  -----------------
                                                           (UNAUDITED)         (UNAUDITED)
Total revenue........................................       $   2,647           $   4,438
Total expenses.......................................           1,723               2,662
                                                               ------              ------
Net income...........................................       $     924           $   1,776
                                                               ------              ------
                                                               ------              ------
Company's Share of Net Income........................       $     229           $     442
                                                               ------              ------
                                                               ------              ------

5. MINORITY INTERESTS

    Minority interests in the Company relate to the interest in the Operating Partnership not owned by Boston Properties, Inc. and interests in property partnerships that are not owned by the Company. As of June 30, 1999, the minority interest in the Operating Partnership consisted of 23,816,811 OP Units and 8,713,131 Preferred Units held by parties other than Boston Properties, Inc.

    On April 30, 1999, the Operating Partnership issued 57,778 Series One Preferred Units in connection with the acquisition of 510 Carnegie Center.

    On May 17, 1999, the Operating Partnership paid a distribution on the 2,500,000 Series One Preferred Units of $0.61625 per unit, based on an annual distribution of $2.465 per unit and paid a distribution on the 6,213,131 units of Series Two and Three Preferred Units of $0.64795 per unit.

    On June 21, 1999, Boston Properties, Inc., as general partner of the Operating Partnership, determined a distribution on the OP Units in the amount of $0.425 per OP Unit payable on July 28, 1999 to OP Unit holders of record on June 30, 1999.

6. REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

    On May 17, 1999, the Company paid a dividend on the 2,000,000 shares of Series A Convertible Redeemable Preferred Stock (the "Preferred Stock"), $50 liquidation preference per share, of approximately $0.64795 per share. In addition, on June 21, 1999, the Board of Directors of the Company declared a dividend of $0.68562 per share on the Preferred Stock payable on August 16, 1999 to shareholders of record on June 30, 1999. The Preferred Stock is not classified as equity as the shares may be redeemed for cash at the election of the holder at various dates commencing on May 12, 2009.

    On May 24, 1999, the Company issued 343,077 shares of Common Stock in connection with its acquisition of the remaining 50% interest in the development rights associated with 111 Huntington Avenue at the Prudential Center.

    On May 25, 1999, the Company completed an offering of 4,000,000 shares of Common Stock at a price per share of $37.25. The proceeds to the Company, net of underwriter's discount and offering costs was approximately $141.0 million.

                             BOSTON PROPERTIES, INC

                          (UNAUDITED AND IN THOUSANDS)

6. REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)
    On June 21, 1999, the Board of Directors of the Company declared a second quarter dividend in the amount of $0.425 per share of Common Stock payable on July 28, 1999 to shareholders of record on June 30, 1999.

7. EARNINGS PER SHARE

                                                          FOR THE QUARTER ENDED JUNE 30, 1999
                                                       ------------------------------------------
                                                          INCOME         SHARES        PER SHARE
                                                       (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                       ------------  ---------------  -----------

                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic Earnings:
  Income available to common shareholders............   $   27,223         65,534      $    0.42
Effect of Dilutive Securities:
  Stock Options......................................           --            803           (.01)
                                                       ------------        ------          -----
Diluted Earnings:
  Net income available to common shareholders........   $   27,223         66,337      $    0.41
                                                       ------------        ------          -----
                                                       ------------        ------          -----

                                                         FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                                       ------------------------------------------
                                                          INCOME         SHARES        PER SHARE
                                                       (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                       ------------  ---------------  -----------

                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic Earnings:
  Income available to common shareholders............   $   52,157         64,539      $    0.81
Effect of Dilutive Securities:
  Stock Options......................................           --            622           (.01)
                                                       ------------        ------          -----
Diluted Earnings:
  Net income available to common shareholders........   $   52,157         65,161      $    0.80
                                                       ------------        ------          -----
                                                       ------------        ------          -----

                                                          FOR THE QUARTER ENDED JUNE 30, 1998
                                                       ------------------------------------------
                                                          INCOME         SHARES        PER SHARE
                                                       (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                       ------------  ---------------  -----------

                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic Earnings:
  Income available to common shareholders............   $   29,921         61,694      $    0.48
Effect of Dilutive Securities:
  Stock Options......................................           --            590             --
                                                       ------------        ------          -----
Diluted Earnings:
  Net Income available to common shareholders........   $   29,921         62,284      $    0.48
                                                       ------------        ------          -----
                                                       ------------        ------          -----

                             BOSTON PROPERTIES, INC

                          (UNAUDITED AND IN THOUSANDS)

7. EARNINGS PER SHARE (CONTINUED)

                                                         FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                                       ------------------------------------------
                                                          INCOME         SHARES        PER SHARE
                                                       (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                       ------------  ---------------  -----------

                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic Earnings:
  Income available to common shareholders............   $   49,552         58,009      $    0.85
Effect of Dilutive Securities:
  Stock Options......................................           --            604             --
                                                       ------------        ------          -----
Diluted Earnings:
  Net Income available to common shareholders........   $   49,552         58,613      $    0.85
                                                       ------------        ------          -----
                                                       ------------        ------          -----

8. STOCK OPTION AND INCENTIVE PLAN

    During the quarter ended June 30, 1999, the Company issued 35,000 options at a weighted average price of $35.64 per share. The options vest over a three-year period, with 1/3 of the options vesting each year. As of June 30, 1999, the Company has outstanding options with respect to 7,487,293 common shares and an additional 2,242,849 common shares reserved for issuance under the Company's stock option and incentive plan.

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

    Asset information by segment is not reported, since the Company does not use this measure to assess performance: therefore, the depreciation and amortization expenses are not allocated among segments. Interest income, management and development services, interest expense and general and administrative expenses are not included in net operating income, as the internal reporting addresses these on a corporate level.

                             BOSTON PROPERTIES, INC

                          (UNAUDITED AND IN THOUSANDS)

9. SEGMENT INFORMATION (CONTINUED)

               INFORMATION BY GEOGRAPHIC AREA AND PROPERTY TYPE:

    For the six months ended June 30, 1999:

                                                               GREATER                   GREATER     NEW JERSEY
                                                   GREATER   WASHINGTON     MIDTOWN        SAN          AND
                                                   BOSTON        DC        MANHATTAN    FRANCISCO   PENNSYLVANIA    TOTAL
                                                  ---------  -----------  -----------  -----------  ------------  ----------
Rental Revenue
  Class A.......................................  $  75,277   $  99,758    $  68,134    $  74,837    $   19,008   $  337,014
  R&D...........................................      3,166       9,098           --          835            --       13,099
  Industrial....................................        819         701           --          618           354        2,492
  Hotels........................................     13,700          --           --           --            --       13,700
  Garage........................................      1,051          --           --           --            --        1,051
                                                  ---------  -----------  -----------  -----------  ------------  ----------
Total...........................................     94,013     109,557       68,134       76,290        19,362      367,356
                                                  ---------  -----------  -----------  -----------  ------------  ----------
  % of Grand Totals.............................      25.59%      29.82%       18.55%       20.77%         5.27%      100.00%
                                                  ---------  -----------  -----------  -----------  ------------  ----------
Rental Expenses
  Class A.......................................  $  29,969   $  26,125    $  23,020    $  26,711    $    5,427   $  111,252
  R&D...........................................        949       1,789           --          202            --        2,940
  Industrial....................................        266         215           --          122            63          666
  Hotels........................................      2,395          --           --           --            --        2,395
  Garage........................................        403          --           --           --            --          403
                                                  ---------  -----------  -----------  -----------  ------------  ----------
Total...........................................     33,982      28,129       23,020       27,035         5,490      117,656
                                                  ---------  -----------  -----------  -----------  ------------  ----------
  % of Grand Totals.............................      28.87%      23.91%       19.57%       22.98%         4.67%      100.00%
                                                  ---------  -----------  -----------  -----------  ------------  ----------
Net Operating Income............................  $  60,031   $  81,428    $  45,114    $  49,255    $   13,872   $  249,700
                                                  ---------  -----------  -----------  -----------  ------------  ----------
                                                  ---------  -----------  -----------  -----------  ------------  ----------
  % of Grand Totals.............................      24.04%      32.60%       18.07%       19.73%         5.56%      100.00%
                                                  ---------  -----------  -----------  -----------  ------------  ----------
                                                  ---------  -----------  -----------  -----------  ------------  ----------

                             BOSTON PROPERTIES, INC

                          (UNAUDITED AND IN THOUSANDS)

9. SEGMENT INFORMATION (CONTINUED)
    For the six months ended June 30, 1998:

                                                               GREATER                   GREATER     NEW JERSEY
                                                   GREATER   WASHINGTON     MIDTOWN        SAN           AND
                                                   BOSTON        DC        MANHATTAN    FRANCISCO   PENNSYLVANIA     TOTAL
                                                  ---------  -----------  -----------  -----------  -------------  ----------
Rental Revenue
  Class A.......................................  $  23,686   $  75,100    $  63,584    $      --     $      98    $  162,468
  R&D...........................................      2,988       7,944           --          701            --        11,633
  Industrial....................................        806         718           --          649           393         2,566
  Hotels........................................     11,585          --           --           --            --        11,585
  Garage........................................        891          --           --           --            --           891
                                                  ---------  -----------  -----------       -----         -----    ----------
Total...........................................     39,956      83,762       63,584        1,350           491       189,143
                                                  ---------  -----------  -----------       -----         -----    ----------
  % of Grand Totals.............................      21.12%      44.28%       33.62%        0.71%         0.27%       100.00%
                                                  ---------  -----------  -----------       -----         -----    ----------
Rental Expenses
  Class A.......................................  $   7,881   $  18,806    $  21,956    $      --     $      31    $   48,674
  R&D...........................................        920       1,694           --          243            --         2,857
  Industrial....................................        282         158           --          158            23           621
  Hotels........................................      1,531          --           --           --            --         1,531
  Garage........................................        250          --           --           --            --           250
                                                  ---------  -----------  -----------       -----         -----    ----------
Total...........................................     10,864      20,658       21,956          401            54        53,933
                                                  ---------  -----------  -----------       -----         -----    ----------
  % of Grand Totals.............................      20.14%      38.30%       40.72%        0.74%         0.10%       100.00%
                                                  ---------  -----------  -----------       -----         -----    ----------
Net Operating Income............................  $  29,092   $  63,104    $  41,628    $     949     $     437    $  135,210
                                                  ---------  -----------  -----------       -----         -----    ----------
                                                  ---------  -----------  -----------       -----         -----    ----------
  % of Grand Totals.............................      21.52%      46.67%       30.79%        0.70%         0.32%       100.00%
                                                  ---------  -----------  -----------       -----         -----    ----------
                                                  ---------  -----------  -----------       -----         -----    ----------

    The following is a reconcilition of net operating income to income before minority interests and joint venture income:

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
Net Operating Income......................................................................  $  249,700  $  135,210
Add:
  Development and management services.....................................................       7,658       6,159
  Interest and other......................................................................       4,266       8,341
Less:
  General and administrative..............................................................     (13,962)    (10,621)
  Interest expense........................................................................     (99,678)    (48,743)
  Depreciation and amortization...........................................................     (57,237)    (29,689)
                                                                                            ----------  ----------
Income before minority interests and joint venture income.................................  $   90,747  $   60,657
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                             BOSTON PROPERTIES, INC

                          (UNAUDITED AND IN THOUSANDS)

9. SEGMENT INFORMATION (CONTINUED)
               INFORMATION BY GEOGRAPHIC AREA AND PROPERTY TYPE:

    For the three months ended June 30, 1999:

                                                               GREATER                   GREATER     NEW JERSEY
                                                   GREATER   WASHINGTON     MIDTOWN        SAN           AND
                                                   BOSTON        DC        MANHATTAN    FRANCISCO   PENNSYLVANIA     TOTAL
                                                  ---------  -----------  -----------  -----------  -------------  ----------
Rental Revenue
  Class A.......................................  $  38,322   $  50,827    $  33,943    $  37,644     $   9,551    $  170,287
  R&D...........................................      1,483       4,565           --          386            --         6,434
  Industrial....................................        413         378           --          344           174         1,309
  Hotels........................................      8,849          --           --           --            --         8,849
  Garage........................................        530          --           --           --            --           530
                                                  ---------  -----------  -----------  -----------       ------    ----------
Total...........................................     49,597      55,770       33,943       38,374         9,725       187,409
                                                  ---------  -----------  -----------  -----------       ------    ----------
  % of Grand Totals.............................      26.46%      29.76%       18.11%       20.48%         5.19%       100.00%
                                                  ---------  -----------  -----------  -----------       ------    ----------
Rental Expenses
  Class A.......................................  $  14,816   $  13,486    $  11,719    $  14,084     $   2,904    $   57,009
  R&D...........................................        421         819           --          114            --         1,354
  Industrial....................................        124         127           --           72            35           358
  Hotels........................................      1,371          --           --           --            --         1,371
  Garage........................................        214          --           --           --            --           214
                                                  ---------  -----------  -----------  -----------       ------    ----------
Total...........................................     16,946      14,432       11,719       14,270         2,939        60,306
                                                  ---------  -----------  -----------  -----------       ------    ----------
  % of Grand Totals.............................      28.11%      23.93%       19.43%       23.66%         4.87%       100.00%
                                                  ---------  -----------  -----------  -----------       ------    ----------
Net Operating Income............................  $  32,651   $  41,338    $  22,224    $  24,104     $   6,786    $  127,103
                                                  ---------  -----------  -----------  -----------       ------    ----------
                                                  ---------  -----------  -----------  -----------       ------    ----------
  % of Grand Totals.............................      25.69%      32.52%       17.49%       18.96%         5.34%       100.00%
                                                  ---------  -----------  -----------  -----------       ------    ----------
                                                  ---------  -----------  -----------  -----------       ------    ----------

                             BOSTON PROPERTIES, INC

                          (UNAUDITED AND IN THOUSANDS)

9. SEGMENT INFORMATION (CONTINUED)
    For the three months ended June 30, 1998:

                                                                 GREATER                   GREATER     NEW JERSEY
                                                     GREATER   WASHINGTON     MIDTOWN        SAN           AND
                                                     BOSTON        DC        MANHATTAN    FRANCISCO   PENNSYLVANIA     TOTAL
                                                    ---------  -----------  -----------  -----------  -------------  ---------
Rental Revenue
  Class A.........................................  $  12,021   $  39,853    $  31,898    $      --     $      98    $  83,870
  R&D.............................................      1,349       4,215           --          386            --        5,950
  Industrial......................................        398         372           --          345           191        1,306
  Hotels..........................................      7,630          --           --           --            --        7,630
  Garage..........................................        450          --           --           --            --          450
                                                    ---------  -----------  -----------       -----         -----    ---------
Total.............................................     21,848      44,440       31,898          731           289       99,206
                                                    ---------  -----------  -----------       -----         -----    ---------
  % of Grand Totals...............................      22.02%      44.80%       32.14%        0.74%         0.30%      100.00%
                                                    ---------  -----------  -----------       -----         -----    ---------
Rental Expenses
  Class A.........................................  $   3,840   $   9,878    $  10,782    $      --     $      31    $  24,531
  R&D.............................................        390       1,022           --          153            --        1,565
  Industrial......................................        132          75           --           78            23          308
  Hotels..........................................        873          --           --           --            --          873
  Garage..........................................        126          --           --           --            --          126
                                                    ---------  -----------  -----------       -----         -----    ---------
Total.............................................      5,361      10,975       10,782          231            54       27,403
                                                    ---------  -----------  -----------       -----         -----    ---------
  % of Grand Totals...............................      19.56%      40.05%       39.35%        0.84%         0.20%      100.00%
                                                    ---------  -----------  -----------       -----         -----    ---------
Net Operating Income..............................  $  16,487   $  33,465    $  21,116    $     500     $     235    $  71,803
                                                    ---------  -----------  -----------       -----         -----    ---------
                                                    ---------  -----------  -----------       -----         -----    ---------
  % of Grand Totals...............................      22.96%      46.60%       29.41%        0.70%         0.33%      100.00%
                                                    ---------  -----------  -----------       -----         -----    ---------
                                                    ---------  -----------  -----------       -----         -----    ---------

    The following is a reconcilition of net operating income to income before minority interests and joint venture income:

                                                                                              THREE MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                             ---------------------
                                                                                                1999       1998
                                                                                             ----------  ---------
Net Operating Income.......................................................................  $  127,103  $  71,803
Add:
  Development and management services......................................................       3,611      4,383
  Interest income..........................................................................         620      4,452
Less:
  General and administrative...............................................................      (7,352)    (5,800)
  Interest expense.........................................................................     (49,219)   (23,814)
  Depreciation and amortization............................................................     (29,443)   (16,594)
                                                                                             ----------  ---------
Income before minority interests and joint venture income..................................  $   45,320  $  34,430
                                                                                             ----------  ---------
                                                                                             ----------  ---------

                             BOSTON PROPERTIES, INC

                          (UNAUDITED AND IN THOUSANDS)

10. UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

    The accompanying unaudited pro forma information for the six months ended June 30, 1999 and 1998 are presented as if the following real estate acquisitions had occurred on January 1, 1998: Riverfront Plaza, the Mulligan/Griffin Portfolio, the Carnegie Center portfolio, Metropolitan Square, The Prudential Center, University Place, Reservoir Place and Embarcadero Center. This pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes thereto.

    This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

                                                          SIX MONTHS ENDED   SIX MONTHS ENDED
                                                               6/30/99            6/30/98
                                                             (PRO FORMA)        (PRO FORMA)
                                                          -----------------  -----------------
                                                          (UNAUDITED AND IN THOUSANDS, EXCEPT
                                                                    PER SHARE DATA)
Total revenue...........................................     $   379,280        $   357,976
Net income available to common shareholders.............     $    54,292        $    52,755
Net income per share available to common shareholders-
  basic.................................................     $      0.84        $      0.83
Common shares outstanding--basic........................          64,539             63,370
Net income per share available to common
  shareholders--diluted.................................     $      0.83        $      0.82
Common shares outstanding--diluted......................          65,161             63,974

11. SUBSEQUENT EVENTS

    On July 9, 1999, the Company acquired 206 Carnegie Center, a 161,763 square foot, Class A office property in Princeton, New Jersey for approximately $27.0 million in cash.

    On July 15, 1999, the Company obtained mortgage financing totaling $29.0 million secured by Eight Cambridge Center in Waltham, Massachusetts. Such financing bears interest at a rate of 7.73% and matures in July 2010.

    On July 20, 1999, the Company obtained mortgage financing totaling $26.0 million secured by University Place in Cambridge, Massachusetts. Such financing bears interest at a rate of 6.94% and matures in August 2021.

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

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE
  30, 1998.

    Rental revenue increased $178.2 million or 94.2% to $367.4 million from $189.1 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The increase is primarily due to rental revenue earned totaling approximately $170.2 million on the operations of properties acquired and placed in service since June 30, 1998.

    Development and Management Services revenue increased $1.5 million or 24.3% to $7.7 million from $6.2 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The increase is due to new contracts earning fees during the first six months of 1999.

    Interest and other revenue decreased $4.1 million or 48.9% to $4.3 million from $8.3 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The decrease is the result of interest earned during the six months ended June 30, 1998 related to the proceeds from a follow-on public offering of Common Stock in January 1998.

    Operating expenses increased $63.7 million or 118.2% to $117.7 million from $53.9 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This is primarily a result of approximately $59.9 million of expenses related to the operations of properties acquired and placed in service since June 30, 1998.

    General and Administrative expenses increased $3.3 million or 31.5% to $14.0 million from $10.6 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 as a result payroll and other related costs of new employees hired in Boston, Washington, D.C., New York and San Francisco to support the operations of additional properties acquired and placed in service since June 30, 1998.

    Interest expense increased $50.9 million or 104.5% to $99.7 million from $48.7 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 as a result of interest expense of approximately $47.3 million on debt related to the properties acquired subsequent to June 30, 1998.

    Depreciation and Amortization expense increased $27.5 million or 92.8% to $57.2 million from $29.7 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This was primarily attributed to approximately $24.2 million of depreciation expense related to the operations of properties acquired subsequent to June 30, 1998.

    As a result of the foregoing, income before minority interest in the Operating Partnership increased $26.5 million to $86.9 million from $60.4 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED
  JUNE 30, 1998.

    Rental revenue increased $88.2 million or 88.9% to $187.4 million from $99.2 million for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The increase is primarily due to rental revenue earned totaling approximately $86.1 million on the operations of properties acquired and placed in service since June 30, 1998.

    Development and Management Services revenue decreased $0.8 million or 17.6% to $3.6 million from $4.4 million for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The decrease is primarily the result of a leasing commission of approximately $2.1 million earned on third party managed properties during the three months ended June 30, 1998, offset by increases in new contracts earning fees during the three months ended June 30, 1999.

    Interest and Other revenue decreased $3.8 million or 86.1% to $0.6 million from $4.5 million for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The decrease is the result of interest earned during the three months ended June 30, 1998 related to the proceeds from the follow-on offering of Common Stock in January 1998.

    Operating expenses increased $32.9 million or 120.1% to $60.3 million from $27.4 million for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. This is primarily a result of approximately $31.6 million of expenses related to the operations of properties acquired and placed in service since June 30, 1998.

    General and Administrative expenses increased $1.6 million or 26.8% to $7.4 million from $5.8 million for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 as a result payroll and other related costs of new employees hired in Boston, Washington, D.C., New York and San Francisco to support the operations of additional properties acquired and placed in service since June 30, 1998.

    Interest expense increased $25.4 million or 106.7% to $49.2 million from $23.8 million for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 as a result of interest expense of approximately $22.3 million on debt related to the properties acquired subsequent to June 30, 1998.

    Depreciation and Amortization expense increased $12.8 million or 77.4% to $29.4 million from $16.6 million for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. This was primarily attributed to approximately $11.5 million of depreciation expense related to the operations of properties acquired subsequent to June 30, 1998.

    As a result of the foregoing, income before minority interest in the Operating Partnership increased $11.1 million to $45.4 million from $34.3 million for the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's consolidated indebtedness at June 30, 1999 was approximately $2.9 billion at a weighted average interest rate of 6.98%. Based on the Company's total market capitalization at June 30, 1999 of approximately $6.7 billion, the Company's consolidated debt represents 43.9% of its total market capitalization.

    The Company has a $500 million unsecured revolving line of credit (the "Unsecured Line of Credit") with BankBoston, N.A., as agent, that expires in June 2000. The Company uses the Unsecured Line of Credit principally to facilitate its development and acquisition activities and for working capital purposes. As of July 30, 1999, the Company had $142.0 million outstanding under the Unsecured Line of Credit.

    The following represents the outstanding principal balances due under the first mortgages at June 30, 1999:

                                                                       PRINCIPAL AMOUNT
PROPERTIES                                              INTEREST RATE  ----------------      MATURITY DATE
------------------------------------------------------  -------------   (IN THOUSANDS)   ----------------------
Prudential Center.....................................        6.72%      $    297,003    July 1, 2008
599 Lexington Avenue..................................        7.00%           225,000(1) July 19, 2005
280 Park Avenue.......................................        7.00%           220,000(2) September 11, 2002
Embarcadero Center One................................        6.70%           159,154    December 10, 2008
Embarcadero Center Two................................        6.70%           159,154    December 10, 2008
Embarcadero Center Four...............................        6.79%           158,742    February 1, 2008
875 Third Ave.........................................        8.00%           153,390(3) December 31, 2002
Embarcadero Center Three..............................        6.40%           149,159    January 1, 2007
Riverfront Plaza......................................        6.61%           118,959    January 21, 2008
Two Independence Square...............................        8.09%           118,916(4) February 27, 2003
Democracy Center......................................        7.05%           109,771    April 9, 2009
Metropolitan Square...................................        6.80%           106,272(5) June 1, 2000
Embarcadero Center West Tower.........................        6.50%            99,450    January 1, 2006
100 East Pratt Street.................................        6.73%            93,962    November 1, 2008
Reservoir Place.......................................        6.88%            76,435(6) November 1, 2006
One Independence Square...............................        8.12%            75,992(4) August 21, 2001
2300 N Street.........................................        6.88%            66,000    August 3, 2003
Capital Gallery.......................................        8.24%            58,608    August 15, 2006
Ten Cambridge Center and North Garage.................        7.57%            40,000    March 29, 2000
10 and 20 Burlington Mall Road........................        8.33%            37,000(7) October 1, 2001
510 Carnegie Center...................................        7.39%            28,331    January 1, 2008
Lockheed Martin Building..............................        6.61%            27,013    June 1, 2008
Reston Corporate Center...............................        6.56%            25,502    May 1, 2008
1301 New York Avenue..................................        6.70%            24,886    August 15, 2009
191 Spring Street.....................................        8.50%            23,288    September 1, 2006
Bedford Business Park.................................        8.50%            22,445    December 10, 2008
NIMA Building.........................................        6.51%            22,095    June 1, 2008
212 Carnegie Center...................................        7.25%            20,756    December 31, 2000
Sumner Square.........................................        6.44%            20,000    April 22, 2004
202 Carnegie Center...................................        7.25%            19,325    December 31, 2000
214 Carnegie Center...................................        8.19%            13,538(8) October 31, 2000
101 Carnegie Center...................................        7.66%             8,758    April 1, 2006
Montvale Center.......................................        8.59%             7,745    December 1, 2006
Newport Office Park...................................        8.13%             6,341    July 1, 2001
Hilltop Business Center...............................        6.81%             5,976    March 1, 2019
201 Carnegie Center...................................        7.08%               541    February 1, 2010
                                                                       ----------------
Total.................................................                   $  2,799,507
                                                                       ----------------
                                                                       ----------------

------------------------

(1) At maturity the lender has the option to purchase a 33.33% interest in this Property in exchange for the cancellation of the principal balance of approximately $225 million.

(2) Outstanding principal of $213,000 bears interest at a fixed rate of 7.00%. The remaining $7,000 bears interest at a floating rate equal to LIBOR + 1.00%.

(3) The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The actual principal balance at June 30, 1999 was $150,000 and the interest rate was 8.75%.

(4) The principal amount and interest rate shown has been adjusted to reflect the effective rates on the loans. The actual principal balances at June 30, 1999 were $119,094 and $75,938, respectively. The actual interest rates are 8.50% and continue at such rates through the loan expiration.

(5) The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The actual principal balance at June 30, 1999 was $104,040 and interest rate was 9.13%.

(6) The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The actual principal balance at June 30, 1999 was $66,444 and the interest rate was 9.09%.

(7) Includes outstanding indebtedness secured by 91 Hartwell Avenue and 92 and 100 Hayden Avenue.

(8) The principal amount and interest rate shown has been adjusted to reflect the effective rate on the loan. The actual principal balance at June 30, 1999 was $13,515 and the interest rate was 9.13%.

    The Company expects to meet its short-term liquidity requirements generally through its existing working capital and net cash provided by operations. The Company's operating properties and hotels require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended June 30, 1999, the Company's recurring capital expenditures totaled $2.6 million.

    The Company expects to meet its long-term requirements for the funding of property development, property acquisitions and other non-recurring capital improvements through long-term secured and unsecured indebtedness (including the Unsecured Line of Credit) and the issuance of additional equity securities of the Company. During the quarter ended June 30, 1999, the Company received $20.0 million of mortgage financing secured by Sumner Square.

    The Company has development projects currently in process, which require commitments to fund to completion. Commitments under these arrangements totaled $493.3 million as of June 30, 1999. The Company expects to fund these commitments using available cash, construction loans and the Unsecured Line of Credit. In addition, the Company has options to acquire land that require minimum deposits that the Company will fund using available cash and the Unsecured Line of Credit.

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

    The following table presents the Company's Funds from Operations for the three months ended June 30, 1999 and 1998:

                                                      THREE MONTHS ENDED   THREE MONTHS ENDED
                                                         JUNE 30, 1999        JUNE 30, 1998
                                                      -------------------  -------------------
Income before minority interests....................      $    45,320          $    34,430
Add:
  Real estate depreciation and amortization.........           29,238               16,415
  Income from unconsolidated joint venture..........              229                   --
Less:
  Minority property partnership's share of Funds
    from Operations.................................             (128)                (138)
  Preferred dividends and distributions.............           (8,293)                  --
                                                              -------              -------
Funds from Operations...............................      $    66,366          $    50,707
                                                              -------              -------
                                                              -------              -------
Company's share.....................................      $    48,673          $    38,938
                                                              -------              -------
                                                              -------              -------

    Reconciliation to Diluted Funds from Operations:

                                                        FOR THE THREE MONTHS ENDED    FOR THE THREE MONTHS ENDED
                                                               JUNE 30, 1999                 JUNE 30, 1998
                                                        ---------------------------  -----------------------------
                                                           INCOME        SHARES         INCOME         SHARES
                                                        (NUMERATOR)   (DENOMINATOR)  (NUMERATOR)    (DENOMINATOR)
                                                        ------------  -------------  ------------  ---------------
Funds from Operations.................................   $   66,366        89,352     $   50,707         80,344
Effect of Dilutive Securities
  Convertible Preferred Units.........................        6,611        10,364             --             --
  Convertible Preferred Stock.........................        1,682         2,625             --             --
  Stock options.......................................           --           806             --            590
                                                        ------------  -------------  ------------        ------
Diluted Funds from Operations.........................   $   74,659       103,147     $   50,707         80,934
                                                        ------------  -------------  ------------        ------
                                                        ------------  -------------  ------------        ------
Company's share of Diluted Funds
  from Operations (76.91% and 76.96%, respectively)...   $   57,419        79,329     $   38,938         62,284
                                                        ------------  -------------  ------------        ------
                                                        ------------  -------------  ------------        ------

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

    In March 1998, the Company formed a Year 2000 project team that consists of Company personnel. The team includes a coordinator for Property Management in each of its regions and a representative from Legal, Risk Management and Information Systems. The project team conducts monthly meetings to coordinate a common work plan, to share information and to review the progress of activities in each region.

    The Year 2000 Project encompasses a review of compliance risks for the Company's computer information and building systems and is divided into three phases.

    Phase I targeted the discovery of issues, an inventory of all building and internal systems, and an initial assessment of risks. Correspondence has been sent to vendors, including equipment manufacturers, service providers, maintenance and utility companies, requesting letters regarding Year 2000 compliance for specific systems. To date responses have been received from over 98% of the vendors with the remaining responses due mostly from vendors doing business with the Company's most recently acquired properties.

    In Phase I, correspondence has been sent to tenants highlighting the Year 2000 issue and providing a general statement of the Company's progress. The Company has decided not to survey its tenant base other than its largest tenant (the General Services Administration), as no single tenant represents more than 5% of the Company's annual revenues. Due to the Company's large tenant base, the success of the Company is not closely tied to one particular tenant. As a result, the Company does not believe there should be a material adverse effect on the Company's financial condition and results of operations if a limited number of the Company's tenants were unable to pay rent on a timely basis due to Year 2000 related problems.

    Phase II began in September 1998 and was largely completed in June 1999. It consisted of the following:

    - Continued assessment of risks, including follow up with vendor responses deemed inadequate (if any)

    - Remediation of identified compliance problems by June 30, 1999

    - Testing of building systems

    The Year 2000 project team adopted a test protocol and procedure. Property managers, working with service vendors, conducted tests of building systems. As of June 30, 1999, successful tests have been carried out and documented for critical building systems at every property in the portfolio.

    As a result of the above activities, the Company found building-card access, energy management and garage access systems to commonly require remediation. The Company has four exceptions to its objective to complete all remediation work for building systems by June 30, 1999. The replacement of energy management and card access systems at Embarcadero Center in San Francisco is scheduled to be completed in October 1999 while the replacement of energy management systems at the Candler building in Baltimore, Maryland and Riverfront Plaza in Richmond, Virginia is scheduled to be completed in July 1999 and October 1999, respectively.

    Recent upgrades to desktop computers and internal networks throughout the organization combined with the replacement of the electronic mail and the accounting systems during 1998 has addressed Year 2000 compliance issues with core operating systems. The Company will conduct an organized test of several internal systems and components in September 1999 to validate vendor certifications. The Information Systems Department of the Company continues the upgrade of work order processing software at several properties and is scheduled to complete all work by the end of the September 1999. In addition, the Information Systems Department continues to take action on any Year 2000 notices or updates provided by its hardware and software vendors.

    Phase III began in July 1999 and will prepare a contingency plan for each property in the portfolio. A standard planning document is being used across the portfolio. The Company is assessing the security and support requirements of tenants for the night and weekend of December 31, 1999 and the required on-site staffing presence of Company personnel. Most systems supporting the operation of a building can revert to manual operation if necessary.

    The Company has instituted a no-vacation policy for all personnel deemed critical to the operation of each building including management and engineering staff. The Company plans to have a staff presence at every property in its portfolio on the night and weekend of December 31st.

    The Company is also hosting Year 2000 information sessions for its tenants in several locations that include presentations by representatives of the Company and outside utilities such as Con Edison in New York, Boston Edison and Bell Atlantic.

    All work to date has been performed by current employees of the Company. No third parties have been used during this process nor has the Company hired an employee specifically for Year 2000 issues, and as a result, the costs incurred to date relate only to internal payroll costs, which at this time are not material.

    The total costs associated with the Year 2000 issue are not expected to be material to the Company's financial position. The estimated cost of remediation efforts is approximately $1.2 million which excludes costs for all internal personnel working on the project. To date, the Company has incurred approximately $0.9 million of these costs. In most cases, the upgrade of non-compliant systems will represent an acceleration of a planned replacement date.

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

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the risk of loss from adverse changes in market prices and interest rates. The primary market risk facing the Company is mortgage debt, which bears interest at fixed rates, and therefore, the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted average interest rates by expected maturity dates for the fixed rate debt. The interest rate of the variable rate debt as of June 30, 1999 was LIBOR plus 1.00%.

                                         MORTGAGE DEBT, INCLUDING CURRENT PORTION
                     --------------------------------------------------------------------------------
                       1999       2000       2001        2002       2003     THEREAFTER     TOTAL       FAIR VALUE
                     ---------  ---------  ---------  ----------  ---------  ----------  ------------  ------------
Fixed Rate.........  $  33,186    121,460    154,384     385,234    217,056   1,881,187  $  2,792,507  $  2,792,507
Average Interest
  Rate.............        7.1%       7.1%       7.9%        7.4%       7.5%        6.8%
Variable Rate......         --         --         --  $    7,000         --          --  $      7,000  $      7,000

                           PART II. OTHER INFORMATION

ITEM 2--CHANGES IN SECURITIES

    On April 30, 1999, the Company acquired 510 Carnegie Center for consideration that included the issuance of 57,778 Series One Preferred Units. Such Preferred Units were issued to accredited investors in a transaction that was exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2) of such Act.

    On May 24, 1999, the Company acquired the remaining 50% interest in the development rights of 111 Huntington Avenue at the Prudential Center for consideration that included 343,077 shares of Common Stock. Such Common Stock was issued to accredited investors in a transaction that was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its annual meeting of stockholders on May 5, 1999. The stockholders voted to elect Alan J. Patricof and Martin Turchin as a Class II Directors of the Company to serve until 2002. 51,609,204 and 51,612,373 votes were cast for the elections of Mr. Patricof and Mr. Turchin, respectively and 199,543 and 196,374 votes were cast against. Mortimer B. Zuckerman will continue to serve as Class I Director until his present term expires in 2001 and his successor is duly elected. Edward H. Linde and Ivan G. Seidenberg will continue as Class III Directors until their present terms expire in 2000 and their successors are duly elected.

    The Stockholders also voted to ratify the Board of Directors' selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 1999. 51,764,213 votes were cast for, 28,168 votes were cast against, and 16,366 votes abstained from this proposal.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

   EXHIBIT
   NUMBER                                                 DESCRIPTION
-------------  --------------------------------------------------------------------------------------------------
       27.1    Financial Data Schedule

    (b) Reports on Form 8-K

        A Form 8-K dated April 27, 1999 was filed with the Securities and Exchange Commission to report under Item 5 of such report the information presented to investors and analysts and the Company's press release for the quarter ended March 31, 1999.

        A Form 8-K dated May 25, 1999 was filed with the Securities and Exchange Commission to report under Item 5 of such report that the Company had completed an offering of 4,000,000 shares of Common Stock on May 25, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BOSTON PROPERTIES, INC.

                                             /s/ DAVID G. GAW
                                ------------------------------------------
                                              David G. Gaw,
                                         CHIEF FINANCIAL OFFICER
                                       (DULY AUTHORIZED OFFICER AND
August 5, 1999                         PRINCIPAL FINANCIAL OFFICER)