Form 10-Q
period 1999-09-30
BOSTON PROPERTIES INC
filed 1999-11-05
CIK 1037540

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

               For the Quarterly Period Ended September 30, 1999

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                For the transition period from        to

                        Commission File Number 1-13087

                            BOSTON PROPERTIES, INC.
            (Exact name of Registrant as specified in its Charter)

               Delaware                              04-2473675
    (State or other jurisdiction of           (IRS Employer Id. Number)
    incorporation or organization)


                                                        02199
          800 Boylston Street                         (Zip Code)
         Boston, Massachusetts
    (Address of principal executive
               offices)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, Par Value $.01                    67,904,698
                (Class)                   (Outstanding on November 4, 1999)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            BOSTON PROPERTIES, INC.

                                   FORM 10-Q

                    for the quarter ended September 30, 1999

                               TABLE OF CONTENTS

                                                                                                   Page(s)
                                                                                                   -------
PART I.     FINANCIAL INFORMATION
ITEM 1.     Consolidated Financial Statements:
            a) Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998.........     1
            b) Consolidated Statements of Operations for the nine months ended September 30, 1999
              and 1998............................................................................     2
            c) Consolidated Statements of Operations for the three months ended September 30, 1999
              and 1998............................................................................     3
            d) Consolidated Statements of Cash Flows for the nine months ended September 30, 1999
              and 1998............................................................................     4
            e) Notes to the Consolidated Financial Statements.....................................     5
ITEM 2.     Management's Discussion and Analysis of Financial Conditions and
            Results of Operations.................................................................    14
ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk............................    21
PART II.    OTHER INFORMATION
ITEM 6.     Exhibits and Reports on Form 8-K......................................................    22
Signatures  ......................................................................................    23

                            BOSTON PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                          September 30, December 31,
                                                              1999          1998
                                                          ------------- ------------
                                                           (unaudited)
                                                            (in thousands, except
                                                                share amounts)
                         ASSETS
                         ------
Real estate:.............................................  $5,505,625    $4,917,193
  Less: accumulated depreciation.........................    (441,575)     (357,384)
                                                           ----------    ----------
    Total real estate....................................   5,064,050     4,559,809
Cash and cash equivalents................................      50,415        12,166
Notes receivable.........................................         --        420,143
Escrows..................................................      25,886        19,014
Tenant and other receivables, net........................      21,420        40,830
Accrued rental income, net...............................      78,413        64,251
Deferred charges, net....................................      49,590        46,029
Prepaid expenses and other assets........................      29,194        26,058
Investments in joint ventures............................      35,807        46,787
                                                           ----------    ----------
    Total assets.........................................  $5,354,775    $5,235,087
                                                           ==========    ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Liabilities:
  Mortgage notes payable.................................  $2,943,763    $2,653,581
  Notes payable..........................................         --        420,143
  Unsecured line of credit...............................     334,000        15,000
  Accounts payable and accrued expenses..................      49,070        42,897
  Dividends payable......................................      48,483        40,494
  Accrued interest payable...............................       9,611         7,307
  Other liabilities......................................      34,919        27,950
                                                           ----------    ----------
    Total liabilities....................................   3,419,846     3,207,372
                                                           ----------    ----------
Commitments and contingencies............................         --            --
                                                           ----------    ----------
Minority interests.......................................     780,910     1,079,234
                                                           ----------    ----------
Series A Convertible Redeemable Preferred Stock,
 liquidation preference $50.00 per share, 2,000,000
 shares issued and outstanding...........................     100,000           --
                                                           ----------    ----------
Stockholders' equity:
  Excess stock, $.01 par value, 150,000,000 shares
   authorized, none issued or outstanding................         --            --
  Common stock, $.01 par value, 250,000,000 shares
   authorized, 67,902,967 and 63,527,819 issued and
   outstanding in 1999 and 1998, respectively............         679           635
  Additional paid-in capital.............................   1,068,050       955,711
  Dividends in excess of earnings........................     (14,710)       (7,865)
                                                           ----------    ----------
    Total stockholders' equity...........................   1,054,019       948,481
                                                           ----------    ----------
      Total liabilities and stockholders' equity.........  $5,354,775    $5,235,087
                                                           ==========    ==========

   The accompanying notes are an integral part of those financial statements.

                            BOSTON PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Nine months        Nine months
                                                  ended             ended
                                             September 30,      September 30,
                                                  1999               1998
                                             --------------     --------------
                                             (unaudited and in thousands,
                                             except for per share amounts)
Revenue
  Rental:
    Base rent..............................    $      476,261     $      286,610
    Recoveries from tenants................            53,878             33,027
    Parking and other......................            34,272              5,880
                                               --------------     --------------
      Total rental revenue.................           564,411            325,517
  Development and management services......            11,364              8,893
  Interest and other.......................             5,710              9,410
                                               --------------     --------------
      Total revenue........................           581,485            343,820
                                               --------------     --------------
Expenses
  Operating................................           184,321             97,188
  General and administrative...............            21,345             16,750
  Interest.................................           151,446             81,926
  Depreciation and amortization............            88,315             51,212
                                               --------------     --------------
      Total expenses.......................           445,427            247,076
                                               --------------     --------------
Income before minority interests and joint
 venture income............................           136,058             96,744
Minority interests in property
 partnerships..............................            (4,473)              (390)
Income from unconsolidated joint ventures..               648                --
                                               --------------     --------------
Income before minority interest in
 Operating Partnership.....................           132,233             96,354
Minority interest in Operating
 Partnership...............................           (48,483)           (25,025)
                                               --------------     --------------
Income before extraordinary item...........            83,750             71,329
Extraordinary gain, net....................               --               3,564
                                               --------------     --------------
Net income before preferred dividend.......            83,750             74,893
Preferred dividend.........................            (4,175)               --
                                               --------------     --------------
Net income available to common
 shareholders..............................    $       79,575     $       74,893
                                               ==============     ==============
Basic earnings per share:
  Income before extraordinary gain.........    $         1.21     $         1.19
  Extraordinary gain, net..................               --                0.06
                                               --------------     --------------
  Net income available to common
   shareholders............................    $         1.21     $         1.25
                                               ==============     ==============
  Weighted average number of common shares
   outstanding.............................            65,672             60,101
                                               ==============     ==============
Diluted earnings per share:
  Income before extraordinary gain.........    $         1.20     $         1.17
  Extraordinary gain, net..................               --                0.06
                                               --------------     --------------
  Net income available to common
   shareholders............................    $         1.20     $         1.23
                                               ==============     ==============
  Weighted average number of common and
   common equivalent shares outstanding....            66,280             60,744
                                               ==============     ==============

   The accompanying notes are an integral part of these financial statements.

                            BOSTON PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three months       Three months
                                                 ended              ended
                                             September 30,      September 30,
                                                  1999               1998
                                             --------------     --------------
                                             (unaudited and in thousands,
                                             except for per share amounts)
Revenue
  Rental:
    Base rent..............................    $      166,582     $      119,535
    Recoveries from tenants................            19,212             13,665
    Parking and other......................            11,261              3,174
                                               --------------     --------------
      Total rental revenue.................           197,055            136,374
  Development and management services......             3,706              2,734
  Interest and other.......................             1,444              1,069
                                               --------------     --------------
      Total revenue........................           202,205            140,177
                                               --------------     --------------
Expenses
  Operating................................            66,665             43,255
  General and administrative...............             7,383              6,129
  Interest.................................            51,768             33,183
  Depreciation and amortization............            31,078             21,523
                                               --------------     --------------
      Total expenses.......................           156,894            104,090
                                               --------------     --------------
Income before minority interests and joint
 venture income............................            45,311             36,087
Minority interests in property
 partnership...............................              (179)              (161)
Income from unconsolidated joint ventures..               206                --
                                               --------------     --------------
Income before minority interest in
 Operating Partnership.....................            45,338             35,926
Minority interest in Operating
 Partnership...............................           (16,266)           (10,585)
                                               --------------     --------------
Net income before preferred dividend.......            29,072             25,341
Preferred dividend.........................            (1,654)               --
                                               --------------     --------------
Net income available to common
 shareholders..............................    $       27,418     $       25,341
                                               ==============     ==============
Basic earnings per share:
  Net income available to common
   shareholders............................    $         0.40     $         0.40
                                               ==============     ==============
  Weighted average number of common shares
   outstanding.............................            67,901             63,468
                                               ==============     ==============
Diluted earnings per share:
  Net income available to common
   shareholders............................    $         0.40     $         0.40
                                               ==============     ==============
  Weighted average number of common and
   common equivalent shares outstanding....            68,484             63,991
                                               ==============     ==============

   The accompanying notes are an integral part of these financial statements.

                            BOSTON PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the nine months ended
                                                    ---------------------------
                                                    September 30, September 30,
                                                         1999          1998
                                                    ------------- -------------
                                                         (unaudited and in
                                                            thousands)
Cash flows from operating activities:
 Net income before preferred dividend..............   $ 83,750     $   74,893
 Adjustments to reconcile net income before
  preferred dividend to
  net cash provided by operating activities:
 Depreciation and amortization.....................     88,315         51,212
 Non-cash portion of interest expense..............      1,676            349
 Extraordinary gain on early debt extinguishment...        --          (4,641)
 Income from investments in unconsolidated joint
  ventures.........................................       (648)           --
 Minority interests................................     45,595         24,598
 Change in assets and liabilities:
 Escrows...........................................     (6,872)        (8,702)
 Tenant and other receivables, net.................     19,410         (2,839)
 Accrued rental income.............................    (14,162)        (5,490)
 Prepaid expenses and other assets.................     (3,136)       (12,502)
 Accounts payable and accrued expenses.............      3,766         17,680
 Accrued interest payable..........................      2,304         (1,797)
 Other liabilities.................................      6,969         14,715
                                                      --------     ----------
   Total adjustments...............................    143,217         72,583
                                                      --------     ----------
   Net cash provided by operating activities.......    226,967        147,476
                                                      --------     ----------
Cash flows from investing activities:
 Acquisitions/additions to real estate.............   (554,430)    (1,168,281)
 Tenant leasing costs..............................     (7,440)       (12,018)
 Investments in joint ventures.....................     11,628        (28,993)
                                                      --------     ----------
   Net cash used in investing activities...........   (550,242)    (1,209,292)
                                                      --------     ----------
Cash flows from financing activities:
 Net proceeds from sales of common and preferred
  stock............................................    241,003        819,326
 Payment of offering costs.........................       (254)           --
 Borrowings on unsecured line of credit............    589,000        195,000
 Repayment of unsecured line of credit.............   (270,000)      (233,000)
 Repayments of mortgage notes......................    (24,697)      (150,488)
 Proceeds from mortgage notes......................    287,039        517,800
 Repayment of notes payable........................   (328,143)           --
 Dividends and distributions.......................   (130,451)       (88,579)
 Proceeds from exercise of stock options...........        815            --
 Deferred financing and other costs................     (2,788)          (259)
                                                      --------     ----------
   Net cash provided by financing activities.......    361,524      1,059,800
                                                      --------     ----------
Net increase in cash...............................     38,249         (2,016)
Cash and cash equivalents, beginning of period.....     12,166         17,560
                                                      --------     ----------
Cash and cash equivalents, end of period...........   $ 50,415     $   15,544
                                                      ========     ==========
Supplemental disclosures:
 Cash paid for interest............................   $158,652     $   87,186
                                                      ========     ==========
 Interest capitalized..............................   $ 11,186     $    3,812
                                                      ========     ==========
Non-cash activities:
 Investing and Financing activities:
 Additions to real estate included in accounts
  payable..........................................   $  2,407     $      --
                                                      ========     ==========
 Mortgage notes payable assumed in connection with
  acquisitions.....................................   $ 28,331     $  246,626
                                                      ========     ==========
 Issuance of minority interest in connection with
  acquisitions.....................................   $  2,888     $  305,797
                                                      ========     ==========
 Dividends and distributions declared but not
  paid.............................................   $ 48,483     $      --
                                                      ========     ==========
 Notes receivable assigned in connection with an
  acquisition......................................   $420,143     $      --
                                                      ========     ==========
 Notes payable assigned in connection with an
  acquisition......................................   $(92,000)    $      --
                                                      ========     ==========
 Common stock issued in connection with an
  acquisition......................................   $    --      $    5,000
                                                      ========     ==========

   The accompanying notes are an integral part of these financial statements.

                            BOSTON PROPERTIES, INC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (unaudited and in thousands)

1. Organization

  Boston Properties, Inc. (the "Company"), a Delaware corporation, is a self-administered and self-managed real estate investment trust ("REIT"). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership (the "Operating Partnership") and at September 30, 1999, owned an approximate 67.35% general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as "common units of partnership interest" (also referred to as "OP Units") or "preferred units of partnership interest" (also referred to as "Preferred Units"). All references to OP Units and Preferred Units exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock, except that, the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of common stock of the Company ("Common Stock"). Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. Each series of Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company.

  All references to the Company refer to Boston Properties, Inc. and its subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

  To assist the Company in maintaining its status as a REIT, the Company leases its three in-service hotel properties, pursuant to a lease with a participation in the gross receipts of such hotel properties, to a lessee
("ZL Hotel LLC") in which Messrs. Zuckerman and Linde, the Chairman of the Board and Chief Executive Officer, respectively, are the sole member-managers. Messrs. Zuckerman and Linde have a 9.8% economic interest in such lessee and one or more unaffiliated public charities have a 90.2% economic interest. Marriott International, Inc. manages these hotel properties under the Marriott(R) name pursuant to a management agreement with the lessee. Under the REIT requirements, revenues from a hotel are not considered to be rental income for purposes of certain income tests that a REIT must meet. Accordingly, in order to maintain its qualification as a REIT, the Company has entered into the participating leases described above to provide revenue that qualifies as rental income under the REIT requirements.

  As of September 30, 1999, the Company and the Operating Partnership had 67,902,967 and 23,816,811 shares of Common Stock and OP Units outstanding, respectively. In addition, the Company had 2,000,000 shares of Preferred Stock and the Operating Partnership had 8,713,131 Preferred Units outstanding.

 The Properties:

  The Company owns a portfolio of 132 commercial real estate properties (121 and 114 properties at December 31, 1998 and September 30, 1998, respectively) (the "Properties") aggregating over 35.3 million square feet. The properties consist of 119 office properties with approximately 27.2 million net rentable square feet (including 10 properties under development expected to contain approximately 3.5 million net rentable square feet) and approximately 5.9 million additional square feet of structured parking for 16,726 vehicles, nine industrial properties with approximately 925,000 net rentable square feet, three hotels with a total of 1,054 rooms (consisting of approximately 938,000 square feet), and a parking garage with 1,170 spaces (consisting of approximately 330,000 square feet). In addition, the Company owns, has under contract, or has an option to acquire 45 parcels of land totaling 465.6 acres, which will support approximately 10.0 million square feet of development.

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

3. Real Estate Acquired and Placed in Service During the Quarter Ended September 30, 1999

  On July 9, 1999, the Company acquired 206 Carnegie Center, a 161,763 square foot, Class A office property in Princeton, New Jersey for approximately $27.0 million. This property is part of the Carnegie Center Portfolio. The acquisition was funded with available cash.

  On August 13, 1999, the Company acquired 302 Carnegie Center, a parcel of land in Princeton, New Jersey for approximately $1.3 million. This parcel is part of the Carnegie Center Portfolio. The acquisition was funded with available cash.

  On August 16, 1999, the Company acquired the leasehold interest and ground rent credits in the 5 Times Square development site in New York City for approximately $152.5 million. The acquisition was funded with a draw down from the Company's Unsecured Line of Credit. The development site will support an approximately 1.1 million square foot, 37 story Class A office tower, which is currently 100% pre-leased.

  On August 31, 1999, the Company acquired The Gateway, consisting of two Class A office buildings containing approximately 487,453 square feet, and two development parcels located in South San Francisco, California for approximately $117.6 million. The acquisition was funded through a draw down of approximately $113.1 million from the Company's Unsecured Line of Credit and a $4.5 million promissory note.

4. Investments in Joint Ventures

  The investments in joint ventures represent (i) a 25% interest in a joint venture which owns and operates two office buildings in Reston, Virginia, (ii) a 25% interest in a joint venture which is developing one office building in Reston, Virginia, and (iii) a 50% interest in a joint venture which owns and operates a residential apartment building and is developing an office building in Washington, D.C. The Company also serves as development manager for the two joint ventures still under development. Under the equity method of accounting, the net equity investment is reflected on the consolidated balance sheets.

                            BOSTON PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                         (unaudited and in thousands)


  The combined summarized balance sheets of the joint ventures are as follows:

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
                                                       (unaudited)
                         ASSETS
   Real estate and development in progress...........   $235,612      $172,417
   Other assets......................................     12,867        10,032
                                                        --------      --------
       Total assets..................................   $248,479      $182,449
                                                        ========      ========

            LIABILITIES AND PARTNERS EQUITY

   Mortgage and construction loans payable...........   $153,875      $ 55,638
   Other liabilities.................................     15,945        20,595
                                                        --------      --------
       Total liabilities.............................    169,820        76,233

   Partners' equity..................................     78,659       106,216
                                                        --------      --------
       Total liabilities and partners' equity........   $248,479      $182,449
                                                        ========      ========
   Company's Share of Equity.........................   $ 35,807      $ 46,787
                                                        ========      ========

  The summarized statements of operations consist of One and Two Reston Overlook and the residential building at Market Square North, the joint ventures placed in service during 1999:

                                                     Three Months   Nine Months
                                                         Ended         Ended
                                                     September 30, September 30,
                                                         1999          1999
                                                     ------------- -------------
                                                      (unaudited)   (unaudited)
   Total revenue....................................    $3,564        $8,002
   Total expenses...................................     2,490         5,152
                                                        ------        ------
   Net income.......................................    $1,074        $2,850
                                                        ======        ======
   Company's Share of Net Income....................    $  206        $  648
                                                        ======        ======

5. Mortgage Notes Payable

  On July 15, 1999, the Company obtained mortgage financing totaling $29.0 million collateralized by Eight Cambridge Center in Waltham, Massachusetts. Such financing bears interest at a rate of 7.73% and matures in July 2010.

  On July 26, 1999, the Company obtained mortgage financing totaling $26.0 million collateralized by University Place in Cambridge, Massachusetts. Such financing bears interest at a rate of 6.94% and matures in August 2021.

  On August 6, 1999, the Company obtained additional mortgage financing totaling $9.0 million collateralized by 1301 New York Avenue in Washington, DC. Such financing bears interest at a rate of 8.54% and matures in August 2009.

                            BOSTON PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                         (unaudited and in thousands)


  On August 23, 1999, the Company obtained construction financing totaling $27.0 million collateralized by the Orbital Sciences Phase I development project in Loudon, Virginia. Such financing bears interest at a rate of LIBOR + 1.65% and matures in August 2002. As of September 30, 1999, the Company had drawn approximately $4.6 million of this construction loan.

  On September 27, 1999, the Company obtained construction financing totaling $203.0 million collateralized by the 111 Huntington Avenue development project in Boston, Massachusetts. Such financing bears interest at a rate of LIBOR + 2.00% and matures in September 2002. As of September 30, 1999, the Company had drawn approximately $7.4 million of this construction loan.

  On September 30, 1999, the Company obtained mortgage financing totaling $75.0 million collateralized by the Gateway in San Francisco, California. Such financing bears interest at a rate of LIBOR + 1.60% and matures in September 2000 (7.2% at September 30, 1999).

6. Minority Interests

  Minority interests in the Company relate to the interest in the Operating Partnership not owned by Boston Properties, Inc. and interests in property partnerships that are not owned by the Company. As of September 30, 1999, the minority interest in the Operating Partnership consisted of 23,816,811 OP Units and 8,713,131 Preferred Units held by parties other than Boston Properties, Inc.

  On August 16, 1999, the Operating Partnership paid a distribution on the 2,500,000 Series One Preferred Units of $0.61625 per unit, based on an annual distribution of $2.465 per unit and paid a distribution on the 6,213,131 units of Series Two and Three Preferred Units of $0.68562 per unit.

  On September 16, 1999, Boston Properties, Inc., as general partner of the Operating Partnership determined a distribution on the OP Units in the amount of $0.45 per OP Unit payable on October 28, 1999 to OP Unit holders of record on September 30, 1999.

7. Redeemable Preferred Stock and Stockholders' Equity

  On August 16, 1999, the Company paid a dividend on the 2,000,000 shares of Series A Convertible Redeemable Preferred Stock (the "Preferred Stock"), $50 liquidation preference per share, of approximately $0.68562 per share. In addition, on September 16, 1999, the Board of Directors of the Company declared a dividend of $0.68562 per share on the Preferred Stock payable on November 15, 1999 to shareholders of record on September 30, 1999. These shares of Preferred Stock are not classified as equity as in certain instances they are redeemable for cash or convertible into shares of Common Stock at the election of the holder after May 12, 2009.

  On September 16, 1999, the Board of Directors of the Company declared a third quarter dividend in the amount of $0.45 per share of Common Stock payable on October 28, 1999 to shareholders of record on September 30, 1999.

                            BOSTON PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                          (unaudited and in thousands)


8. Earnings Per Share

                               For the quarter ended September 30, 1999
                             --------------------------------------------------
                                 Income             Shares         Per Share
                              (Numerator)       (Denominator)        amount
                             ---------------   ----------------   -------------
                               (in thousands, except per share amounts)
   Basic Earnings:
     Income available to
      common shareholders..    $        27,418            67,901    $        0.40
   Effect of Dilutive
    Securities:
     Stock Options.........                --                583              --
                               ---------------    --------------    -------------
   Diluted Earnings:
     Net income............    $        27,418            68,484    $        0.40
                               ===============    ==============    =============
                             For the nine months ended September 30, 1999
                             --------------------------------------------------
                                 Income             Shares         Per Share
                              (Numerator)       (Denominator)        amount
                             ---------------   ----------------   -------------
                               (in thousands, except per share amounts)
   Basic Earnings:
     Income available to
      common shareholders      $        79,575            65,672    $        1.21
   Effect of Dilutive
    Securities:
     Stock Options.........                --                608             (.01)
                               ---------------    --------------    -------------
   Diluted Earnings:
     Net income............    $        79,575            66,280    $        1.20
                               ===============    ==============    =============
                               For the quarter ended September 30, 1998
                             --------------------------------------------------
                                 Income             Shares         Per Share
                              (Numerator)       (Denominator)        amount
                             ---------------   ----------------   -------------
                               (in thousands, except per share amounts)
   Basic Earnings:
     Income available to
      common shareholders..    $        25,341            63,468    $        0.40
   Effect of Dilutive
    Securities:
     Convertible OP Units
      related to 875 Third
      Avenue...............                --                 92              --
     Stock Options.........                --                431              --
                               ---------------    --------------    -------------
   Diluted Earnings:
     Net Income............    $        25,341            63,991    $        0.40
                               ===============    ==============    =============
                             For the nine months ended September 30, 1998
                             --------------------------------------------------
                                 Income             Shares         Per Share
                              (Numerator)       (Denominator)        amount
                             ---------------   ----------------   -------------
                               (in thousands, except per share amounts)
   Basic Earnings:
     Income available to
      common shareholders..    $        74,893            60,101    $        1.25
   Effect of Dilutive
    Securities:
     Convertible OP Units
      related to 875 Third
      Avenue...............                --                 92              --
     Stock Options.........                --                551            (0.02)
                               ---------------    --------------    -------------
   Diluted Earnings:
     Net Income............    $        74,893            60,744    $        1.23
                               ===============    ==============    =============

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

  Information by Geographic Area and Property Type:
  For the nine months ended September 30, 1999:

                                         Greater               Greater    New Jersey
                              Greater   Washington  Midtown      San         and
                               Boston       DC     Manhattan  Francisco  Pennsylvania  Total
                              --------  ---------- ---------  ---------  ------------ --------
   Rental Revenue
    CLASS A................   $116,722   $150,840  $102,515   $115,235     $29,652    $514,964
    R&D....................      4,655     13,967       --       1,332         --       19,954
    Industrial.............      1,251      1,062       --         905         525       3,743
    Hotels.................     23,999        --        --         --          --       23,999
    Garage.................      1,751        --        --         --          --        1,751
                              --------   --------  --------   --------     -------    --------
    Total..................    148,378    165,869   102,515    117,472      30,177     564,411
                              --------   --------  --------   --------     -------    --------
    % of Grand Totals......      26.29%     29.39%    18.16%     20.81%       5.35%     100.00%
                              --------   --------  --------   --------     -------    --------
   Rental Expenses
    Class A................     46,520     41,500    35,341     42,398       8,895     174,654
    R&D....................      1,369      2,731       --         331         --        4,431
    Industrial.............        388        300       --         173          86         947
    Hotels.................      3,682        --        --         --          --        3,682
    Garage.................        607        --        --         --          --          607
                              --------   --------  --------   --------     -------    --------
    Total..................     52,566     44,531    35,341     42,902       8,981     184,321
                              --------   --------  --------   --------     -------    --------
    % of Grand Totals......      28.52%     24.16%    19.17%     23.28%       4.87%     100.00%
                              --------   --------  --------   --------     -------    --------
   Net Operating Income....   $ 95,812   $121,338  $ 67,174   $ 74,570     $21,196    $380,090
                              ========   ========  ========   ========     =======    ========
    % of Grand Totals......      25.21%     31.92%    17.67%     19.62%       5.58%     100.00%
                              ========   ========  ========   ========     =======    ========

                            BOSTON PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                         (unaudited and in thousands)


  For the nine months ended September 30, 1998:

                                       Greater              Greater   New Jersey
                             Greater  Washington  Midtown     San        and
                             Boston       DC     Manhattan Francisco Pennsylvania  Total
                             -------  ---------- --------- --------- ------------ --------
   Rental Revenue
    Class A................  $56,350   $122,095   $95,899   $  --       $8,734    $283,078
    R&D....................    4,491     12,405       --     1,074         --       17,970
    Industrial.............    1,216      1,084       --       976         595       3,871
    Hotels.................   19,277        --        --       --          --       19,277
    Garage.................    1,321        --        --       --          --        1,321
                             -------   --------   -------   ------      ------    --------
    Total..................   82,655    135,584    95,899    2,050       9,329     325,517
                             -------   --------   -------   ------      ------    --------
    % of Grand Totals......    25.39%     41.65%    29.46%    0.63%       2.87%     100.00%
                             -------   --------   -------   ------      ------    --------
   Rental Expenses
    Class A................   21,254     31,879    33,195      --        2,816      89,144
    R&D....................    1,378      2,664       --       337         --        4,379
    Industrial.............      428        231       --       218          55         932
    Hotels.................    2,356        --        --       --          --        2,356
    Garage.................      377        --        --       --          --          377
                             -------   --------   -------   ------      ------    --------
    Total..................   25,793     34,774    33,195      555       2,871      97,188
                             -------   --------   -------   ------      ------    --------
    % of Grand Totals......    26.54%     35.78%    34.16%    0.57%       2.95%     100.00%
                             -------   --------   -------   ------      ------    --------
   Net Operating Income....  $56,862   $100,810   $62,704   $1,495      $6,458    $228,329
                             =======   ========   =======   ======      ======    ========
    % of Grand Totals......    24.90%     44.16%    27.46%    0.65%       2.83%     100.00%
                             =======   ========   =======   ======      ======    ========

  The following is a reconciliation of net operating income to income before minority interests and joint venture income:

                                                          Nine months ended
                                                             September 30,
                                                          -------------------
                                                            1999       1998
                                                          ---------  --------
   Net Operating Income.................................. $ 380,090  $228,329
   Add:
     Development and management services.................    11,364     8,893
     Interest and other..................................     5,710     9,410
   Less:
     General and administrative..........................   (21,345)  (16,750)
     Interest expense....................................  (151,446)  (81,926)
     Depreciation and amortization.......................   (88,315)  (51,212)
                                                          ---------  --------
   Income before minority interests and joint venture
    income............................................... $ 136,058  $ 96,744
                                                          =========  ========

                            BOSTON PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                          (unaudited and in thousands)


  Information by Geographic Area and Property Type:
  For the three months ended September 30, 1999:

                                       Greater              Greater   New Jersey
                             Greater  Washington  Midtown     San        and
                             Boston       DC     Manhattan Francisco Pennsylvania  Total
                             -------  ---------- --------- --------- ------------ --------
   Rental revenue
    Class A................  $41,445   $51,082    $34,381   $40,398    $10,644    $177,950
    R&D....................    1,489     4,869        --        497        --        6,855
    Industrial.............      432       361        --        287        171       1,251
    Hotels.................   10,299       --         --        --         --       10,299
    Garage.................      700       --         --        --         --          700
                             -------   -------    -------   -------    -------    --------
    Total..................   54,365    56,312     34,381    41,182     10,815     197,055
                             -------   -------    -------   -------    -------    --------
    % of Grand Totals......    27.59%    28.57%     17.45%    20.90%      5.49%     100.00%
                             -------   -------    -------   -------    -------    --------
   Rental Expenses
    Class A................   16,551    15,375     12,321    15,687      3,468      63,402
    R&D....................      420       942        --        129        --        1,491
    Industrial.............      122        85        --         51         23         281
    Hotels.................    1,287       --         --        --         --        1,287
    Garage.................      204       --         --        --         --          204
                             -------   -------    -------   -------    -------    --------
    Total..................   18,584    16,402     12,321    15,867      3,491      66,665
                             -------   -------    -------   -------    -------    --------
    % of Grand Totals......    27.88%    24.60%     18.48%    23.80%      5.24%     100.00%
                             -------   -------    -------   -------    -------    --------
   Net Operating Income....  $35,781   $39,910    $22,060   $25,315    $ 7,324    $130,390
                             =======   =======    =======   =======    =======    ========
    % of Grand Totals......    27.44%    30.61%     16.92%    19.41%      5.62%     100.00%
                             =======   =======    =======   =======    =======    ========

  Information by Geographic Area and Property Type:
  For the three months ended September 30, 1998:

                                       Greater              Greater   New Jersey
                             Greater  Washington  Midtown     San        and
                             Boston       DC     Manhattan Francisco Pennsylvania  Total
                             -------  ---------- --------- --------- ------------ --------
   Rental Revenue
    Class A................  $32,664   $46,995    $32,315    $ --       $8,636    $120,610
    R&D....................    1,503     4,461        --       373         --        6,337
    Industrial.............      410       366        --       327         202       1,305
    Hotels.................    7,692       --         --       --          --        7,692
    Garage.................      430       --         --       --          --          430
                             -------   -------    -------    -----      ------    --------
    Total..................   42,699    51,822     32,315      700       8,838     136,374
                             -------   -------    -------    -----      ------    --------
    % of Grand Totals......    31.31%    38.00%     23.70%    0.51%       6.48%     100.00%
                             -------   -------    -------    -----      ------    --------
   Rental Expenses
    Class A................   13,373    13,073     11,239      --        2,785      40,470
    R&D....................      458       970        --        94         --        1,522
    Industrial.............      146        73        --        60          32         311
    Hotels.................      825       --         --       --          --          825
    Garage.................      127       --         --       --          --          127
                             -------   -------    -------    -----      ------    --------
    Total..................   14,929    14,116     11,239      154       2,817      43,255
                             -------   -------    -------    -----      ------    --------
    % of Grand Totals......    34.52%    32.63%     25.98%    0.36%       6.51%     100.00%
                             -------   -------    -------    -----      ------    --------
   Net Operating Income....  $27,770   $37,706    $21,076    $ 546      $6,021    $ 93,119
                             =======   =======    =======    =====      ======    ========
    % of Grand Totals......    29.82%    40.49%     22.63%    0.59%       6.47%     100.00%
                             =======   =======    =======    =====      ======    ========

                            BOSTON PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                         (unaudited and in thousands)


  The following is a reconciliation of net operating income to income before minority interests and joint venture income:

                                                          Three months ended
                                                            September 30,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
   Net Operating Income.................................. $ 130,390  $ 93,119
   Add:
     Development and management services.................     3,706     2,734
     Interest and other..................................     1,444     1,069
   Less:
     General and administrative..........................    (7,383)   (6,129)
     Interest expense....................................   (51,768)  (33,183)
     Depreciation and amortization.......................   (31,078)  (21,523)
                                                          ---------  --------
   Income before minority interests and joint venture
    income............................................... $  45,311  $ 36,087
                                                          =========  ========

10. Unaudited Pro Forma Consolidated Financial Information

  The accompanying unaudited pro forma information for the nine months ended September 30, 1999 and 1998 are presented as if the following real estate acquisitions had occurred on January 1, 1998: Riverfront Plaza, the Mulligan/Griffin Portfolio, the Carnegie Center portfolio, Metropolitan Square, The Prudential Center, University Place, Reservoir Place and Embarcadero Center. This pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes thereto.

  This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

                                         Nine Months Ended  Nine Months Ended
                                         September 30, 1999 September 30, 1998
                                            (pro forma)         (pro forma)
                                         ------------------ ------------------
                                         (in thousands, except per share data)
   Total revenue........................      $581,485           $477,511
   Net income available to common
    shareholders........................        79,575             78,096
   Net income per share available to
    common--basic.......................      $   1.23           $   1.23
   Weighted average Common Shares
    outstanding--basic..................        64,539             63,370
   Net income per share available to
    common shareholders--diluted........      $   1.22           $   1.22
   Weighted average Common Shares
    outstanding--diluted................        65,147             63,974

11. Subsequent Events

  On October 25, 1999, the Company obtained construction financing totaling $48.6 million collateralized by the New Dominion Technology development project in Herndon, Virginia. Such financing bears interest at a rate of LIBOR + 1.60% and matures in August 2000.

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

 Results of Operations

 Comparison of the nine months ended September 30, 1999 to the nine months ended September 30, 1998.

  Rental revenue increased $238.9 million or 73.4% to $564.4 million from $325.5 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The increase is primarily due to rental revenue earned totaling approximately $222.0 million on the operations of properties acquired and placed in service since September 30, 1998.

  Development and Management Services revenue increased $2.5 million or 27.8% to $11.4 million from $8.9 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The increase is due to new contracts earning fees during the first nine months of 1999.

  Interest and other revenue decreased $3.7 million or 39.3% to $5.7 million from $9.4 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The decrease is the result of interest earned during the nine months ended September 30, 1998 related to higher cash balances resulting from the proceeds from a follow-on public offering of common stock in January 1998.

  Operating expenses increased $87.1 million or 89.7% to $184.3 million from $97.2 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This is primarily a result of approximately $79.2 million of expenses related to the operations of properties acquired and placed in service since September 30, 1998.

  General and Administrative expenses increased $4.6 million or 27.4% to $21.3 million from $16.8 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 as a result of payroll and other related costs of the new employees hired to support the operations of additional properties acquired and placed in service since September 30, 1998.

  Interest expense increased $69.5 million or 84.9% to $151.4 million from $81.9 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 as a result of interest expense of approximately $62.2 million on debt related to the properties acquired subsequent to September 30, 1998.

  Depreciation and Amortization expense increased $37.1 million or 72.5% to $88.3 million from $51.2 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This was primarily attributed to approximately $33.2 million of depreciation expense related to the operations of properties acquired subsequent to September 30, 1998.

  As a result of the foregoing, net income before minority interest in the Operating Partnership increased $35.9 million to $132.2 million from $96.4 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

                            BOSTON PROPERTIES, INC.


 Comparison of the three months ended September 30, 1999 to the three months ended September 30, 1998.

  Rental revenue increased $60.7 million or 44.5% to $197.1 million from $136.4 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The increase is primarily due to rental revenue earned totaling approximately $51.8 million on the operations of properties acquired and placed in service since September 30, 1998.

  Development and Management Services revenue increased $1.0 million or 35.6% to $3.7 million from $2.7 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The increase is due to fees earned on new contracts entered into subsequent to September 30, 1998.

  Interest and other revenue increased $0.4 million or 35.1% to $1.4 million from $1.0 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The increase is primarily due to interest income earned totaling approximately $0.4 million on properties acquired and placed in service since September 30, 1998.

  Operating expenses increased $23.4 million or 54.1% to $66.7 million from $43.3 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This is primarily a result of approximately $19.3 million of expenses related to the operations of properties acquired and placed in service since September 30, 1998 as well as a full quarter of operating expenses recognized in 1999 on the properties acquired during the quarter ended September 30, 1998.

  General and Administrative expenses increased $1.3 million or 20.5% to $7.4 million from $6.1 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 as a result of payroll and other related costs of the new employees hired to support the operations of additional properties acquired and placed in service since September 30, 1998.

  Interest expense increased $18.6 million or 56.0% to $51.8 million from $33.2 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 as a result of interest expense of approximately $14.9 million on debt related to the properties acquired subsequent to September 30, 1998 and a full quarter of interest expense recognized in 1999 on the debt associated with the properties acquired during the quarter ended September 30, 1998.

  Depreciation and Amortization expense increased $9.6 million or 44.4% to $31.1 million from $21.5 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This was primarily attributed to approximately $9.0 million of depreciation expense related to the operations of properties acquired subsequent to September 30, 1998 as well as a full quarter of depreciation and amortization expense recognized in 1999 on the properties acquired during the quarter ended September 30, 1998.

  As a result of the foregoing, net income before minority interest in the Operating Partnership increased $9.4 million to $45.3 million from $35.9 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

 Liquidity and Capital Resources

  The Company's consolidated indebtedness at September 30, 1999 was approximately $3.3 billion and bore interest at a weighted average interest rate of 7.01% per annum. Based on the Company's total market capitalization at September 30, 1999 of approximately $6.5 billion, the Company's consolidated debt represents 50.5% of its total market capitalization.

                            BOSTON PROPERTIES, INC.


  The Company has a $500 million unsecured revolving line of credit (the "Unsecured Line of Credit") with BankBoston, N.A., as agent, that expires in June 2000. The Company uses the Unsecured Line of Credit principally to facilitate its development and acquisition activities and for working capital purposes. As of November 4, 1999, the Company had $334.0 million outstanding under the Unsecured Line of Credit.

  The following represents the outstanding principal balances due under the first mortgages at September 30, 1999:

Properties                  Interest Rate Principal Amount     Maturity Date
----------                  ------------- ----------------   ------------------
                                           (in thousands)
Prudential Center               6.72%        $  296,512      July 1, 2008
599 Lexington Avenue            7.00%           225,000  (1) July 19, 2005
280 Park Avenue                 7.00%           220,000  (2) September 11, 2002
Embarcadero Center One          6.70%           158,720      December 10, 2008
Embarcadero Center Two          6.70%           158,720      December 10, 2008
Embarcadero Center Four         6.79%           158,127      February 1, 2008
875 Third Ave                   8.00%           153,175  (3) December 31, 2002
Embarcadero Center Three        6.40%           148,729      January 1, 2007
Two Independence Square         8.09%           118,811  (4) February 27, 2003
Riverfront Plaza                6.61%           118,429      January 21, 2008
Democracy Center                7.05%           109,424      April 9, 2009
Metropolitan Square             6.75%           105,701  (5) June 1, 2000
Embarcadero Center West
 Tower                          6.50%            99,168      January 1, 2006
100 East Pratt Street           6.73%            93,723      November 1, 2008
Reservoir Place                 6.88%            75,959  (6) November 1, 2006
One Independence Square         8.12%            75,682  (4) August 21, 2001
The Gateway                     7.20%            75,000  (7) September 30, 2000
2300 N Street                   6.88%            66,000      August 3, 2003
Capital Gallery                 8.24%            58,412      August 15, 2006
Ten Cambridge Center and
 North Garage                   7.57%            40,000      March 29, 2000
10 and 20 Burlington Mall
 Road                           8.33%            37,000  (8) October 1, 2001
1301 New York Avenue              (9)            33,783      August 15, 2009
Eight Cambridge Center          7.73%            28,968      July 15, 2010
510 Carnegie Center             7.39%            28,239      January 1, 2008
Lockheed Martin Building        6.61%            26,900      June 1, 2008
University Place                6.94%            25,916      August 1, 2021
Reston Corporate Center         6.56%            25,394      May 1, 2008
191 Spring Street               8.50%            23,215      September 1, 2006
Bedford Business Park           8.50%            22,329      December 10, 2008
NIMA Building                   6.51%            22,001      June 1, 2008
212 Carnegie Center             7.25%            20,763      December 31, 2000
Sumner Square                   6.44%            20,000      April 22, 2004
202 Carnegie Center             7.25%            19,280      December 31, 2000
214 Carnegie Center             8.19%            13,474 (10) October 31, 2000
101 Carnegie Center             7.66%             8,714      April 1, 2006
Montvale Center                 8.59%             7,707      December 1, 2006
111 Huntington Avenue (11)      7.40%             7,392      September 27, 2002
Newport Office Park             8.13%             6,271      July 1, 2001
Hilltop Business Center         6.81%             5,940      March 1, 2019
Orbital Sciences (12)           6.60%             4,647      August 19, 2002
201 Carnegie Center             7.08%               538      February 1, 2010
                                             ----------
  Total                                      $2,943,763
                                             ==========

                            BOSTON PROPERTIES, INC.

--------
 (1) At maturity the lender has the option to purchase a 33.33% interest in this Property in exchange for the cancellation of the principal balance of approximately $225 million.

 (2) Outstanding principal of $213,000 bears interest at a fixed rate of 7.00%. The remaining $7,000 bears interest at a floating rate equal to LIBOR + 1.00%.

 (3) The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The actual principal balance at September 30, 1999 was $150,000 and the interest rate was 8.75%.

 (4) The principal amount and interest rate shown has been adjusted to reflect the effective rates on the loans. The actual principal balances at September 30, 1999 were $118,719 and $75,688, respectively. The actual interest rates are 8.50% and continue at such rates through the loan expiration.

 (5) The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The actual principal balance at September 30, 1999 was $104,040 and the interest rate was 9.13%.

 (6) The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The actual principal balance at September 30, 1999 was $66,260 and the interest rate was 9.09%.

 (7) Outstanding principal bears interest at a floating rate equal to LIBOR + 1.60%.

 (8) Includes outstanding indebtedness secured by 91 Hartwell Avenue and 92 and 100 Hayden Avenue.

 (9) Includes outstanding principal in the amounts of $20,000, $9,000 and $4,783 which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.

(10) The principal amount and interest rate shown has been adjusted to reflect the effective rate on the loan. The actual principal balance at September 30, 1999 was $13,450 and the interest rate was 9.13%.

(11) Total construction loan in the amount of $203.0 million at a variable rate of LIBOR + 2.00%.

(12) Total construction loan in the amount of $27.0 million at a variable rate of LIBOR + 1.65%.

  The Company expects to meet its short-term liquidity requirements generally through its existing working capital and net cash provided by operations. The Company's operating properties and hotels require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended September 30, 1999, the Company's recurring capital expenditures totaled $2.7 million.

  The Company expects to meet its long-term requirements for the funding of property development, property acquisitions and other non-recurring capital improvements through long-term secured and unsecured indebtedness (including the Unsecured Line of Credit) and the issuance of additional equity securities of the Company.

  The Company has development projects currently in process, which require commitments to fund to completion. Commitments under these arrangements totaled $714.5 million as of September 30, 1999. The Company expects to fund these commitments using available cash, construction loans and the Unsecured Line of Credit. In addition, the Company has options to acquire land that require minimum deposits that the Company will fund using available cash or the Unsecured Line of Credit.

 Funds from Operations

  Management believes Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes Funds from Operations in accordance with standards established by the White Paper on Funds from Operations approved by the Board of Governors of NAREIT in 1995, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. The White Paper defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated

                            BOSTON PROPERTIES, INC.

partnerships and joint ventures. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The Company believes that in order to facilitate a clear understanding of the historical operating results of the Company, Funds from Operations should be examined in conjunction with net income as presented in the consolidated financial statements.

  The following table presents the Company's Funds from Operations for the three months ended September 30, 1999 and 1998:

                                                   Three months  Three months
                                                       ended         ended
                                                   September 30, September 30,
                                                       1999          1998
                                                   ------------- -------------
   Income before minority interests...............    $45,311       $36,087
   Add:
     Real estate depreciation and amortization....     30,882        21,359
     Income from unconsolidated joint ventures....        206           --
   Less:
     Gain on sale of land.........................        (68)          --
     Minority property partnership's share of
      Funds from Operations.......................       (211)         (178)
     preferred dividends and distributions........     (8,303)       (1,505)
                                                      -------       -------
   Funds from Operations..........................    $67,817       $55,763
                                                      =======       =======
   Company's share................................    $50,207       $41,053
                                                      =======       =======

  Reconciliation to Diluted Funds from Operations:

                              For the three months      For the three months
                                      ended                     ended
                               September 30, 1999        September 30, 1998
                            ------------------------- -------------------------
                              Income       Shares       Income       Shares
                            (Numerator) (Denominator) (Numerator) (Denominator)
                            ----------- ------------- ----------- -------------
   Funds from Operations...   $67,817       91,718      $55,763      86,208
   Effect of Dilutive
    Securities
     Convertible Preferred
      Units................     6,649       10,377          --          --
     Convertible Preferred
      Stock................     1,654        2,625          --          --
     Stock options.........       --           583          --          524
                              -------      -------      -------      ------
   Diluted Funds from
    Operations.............   $76,120      105,303      $55,763      86,732
                              =======      =======      =======      ======
   Company's share of
    Diluted Funds
    From Operations (77.38%
    and
    76.79%, respectively)..   $58,902       81,485      $41,142      63,991
                              =======      =======      =======      ======

 Certain Factors Affecting Future Operating Results

  This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding the Company's business, strategies, revenues, expenditures and operating and capital requirements. The following factors, among others, could cause actual results, performance or achievements of the Company

                            BOSTON PROPERTIES, INC.

to differ materially from those set forth or contemplated in the forward-looking statements made in this report: general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants' financial condition, and competition from other developers, owners and operators of real estate); risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively the Company's growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities); risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with the Company's potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and possible adverse changes in tax and environmental laws; risks associated with the Company's dependence on key personnel whose continued service is not guaranteed; and risks associated with Year 2000 computer problems.

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

  Phase I targeted the discovery of issues, an inventory of all building and internal systems, and an initial assessment of risks. Correspondence has been sent to vendors, including equipment manufacturers, service providers, maintenance and utility companies, requesting letters regarding Year 2000 compliance for specific systems. To date responses have been received from all vendors that were sent a request.

  In Phase I, correspondence was sent to tenants highlighting the Year 2000 issue and providing a general statement of the Company's progress. The Company has decided not to survey its tenant base; other than its largest tenant (the General Services Administration), as no single tenant represents more than 5% of the Company's annual revenues. Due to the Company's large tenant base, the success of the Company is not closely tied to one particular tenant. As a result, the Company does not believe there should be a material adverse effect on the Company's financial condition and results of operations if a limited number of the Company's tenants were unable to pay rent on a timely basis due to Year 2000 related problems.

                            BOSTON PROPERTIES, INC.


  Phase II began in September 1998 and was largely completed by June 30, 1999. It consisted of the following:

  .Continued assessment of risks, including follow up with vendor responses deemed inadequate (if any)

  .Remediation of identified compliance problems by June 30, 1999

  .Testing of building systems

  The Year 2000 project team adopted a test protocol and procedure. Property managers, working with service vendors, conducted tests of building systems. As of June 30, 1999, successful tests have been carried out and documented for critical building systems at every property in the portfolio with the exception of buildings where the tenant has taken full responsibility for specific building systems per the lease. Buildings where tenants have taken responsibility for building systems are typically industrial or research and development properties and include 17 Hartwell Street in Lexington, Massachusetts, Fourteen Cambridge Center in Cambridge, Massachusetts, Virginia 95 Office Park in Springfield, Virginia, Hilltop Business Center in South San Francisco, California, 2391 West Winton Avenue in Hayward, California and 560 Forbes Boulevard in South San Francisco, California.

  As a result of Phase II assessment and testing, the Company found building-card access, energy management and garage access systems to commonly require remediation. All remediation work for building systems was completed by October 31, 1999.

  Recent upgrades to desktop computers and internal networks throughout the organization combined with the replacement of the electronic mail and the accounting systems during 1998 has addressed Year 2000 compliance issues with core operating systems. The Company has conducted organized tests of several internal systems and components to validate vendor certifications. The Information Systems Department of the Company continues the upgrade of work order processing software at several properties and is scheduled to complete all work and audits by the end of November 1999. In addition, the Information Systems Department continues to take action on any Year 2000 notices or updates provided by the Company's hardware and software vendors.

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

  The Company has instituted a no-vacation policy for all personnel deemed critical to the operation of each building including management and engineering staff. The Company plans to have a staff presence at every property in its portfolio on the night and weekend of December 31st with the exception of buildings where the tenant takes full responsibility for building systems per the lease.

  The Company has hosted Year 2000 information sessions for its tenants in several locations that include presentations by representatives of the Company and outside utilities such as Con Edison in New York, Boston Edison, Bell Atlantic, Pacific Gas & Electric and the San Francisco Police Department.

  All work to date has been performed by current employees of the Company. No third parties have been used during this process nor has the Company hired an employee specifically for Year 2000 issues, and as a result, the personnel costs incurred to date relate only to internal payroll costs, which at this time are not material.

  The total costs associated with the Year 2000 issue are not expected to be material to the Company's financial position. The estimated cost of remediation efforts is approximately $1.2 million that excludes costs for all internal personnel working on the project. To date, the Company has incurred 100% of these costs. In most cases, the upgrade of non-compliant systems will represent an acceleration of a planned replacement date.

                            BOSTON PROPERTIES, INC.


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

ITEM 3--Quantitative and Qualitative Disclosures about Market Risk

  Market risk is the risk of loss from adverse changes in market prices and interest rates. The primary market risk facing the Company is mortgage debt, which bears interest at fixed rates, and therefore, the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted average interest rates by expected maturity dates for the fixed rate debt. The interest rate of the variable rate debt as of September 30, 1999 ranged from LIBOR plus 1.00% to LIBOR plus 2.00%.

                                           Mortgage debt, including current portion
                         ----------------------------------------------------------------------------------
                          1999     2000      2001      2002      2003    Thereafter    Total    Fair Value
                         ------  --------  --------  --------  --------  ----------  ---------- -----------
Fixed Rate.............. $7,751  $228,583  $150,011  $393,521  $212,874  $1,836,984  $2,829,724 $2,829,72 4
Average Interest Rate...    7.0%      7.1%      7.9%      7.4%      7.5%        6.9%
Variable Rate...........    --   $ 79,647       --   $ 14,392       --   $   20,000  $  114,039 $   114,039

                            BOSTON PROPERTIES, INC.

                          PART II. OTHER INFORMATION

ITEM 6--Exhibits and Reports on Form 8-K

  (a) Exhibits

       EXHIBIT
       NUMBER        DESCRIPTION
       ------- -----------------------
       27.1    Financial Data Schedule

  (b) Reports on Form 8-K

  A Form 8-K dated July 29, 1999 was filed with the Securities and Exchange Commission to report under Item 5 of such report the information presented to investors and analysts and the Company's press release for the quarter ended June 30, 1999.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BOSTON PROPERTIES, INC.

November 5, 1999                                     /s/ David G. Gaw
                                          _____________________________________
                                          David G. Gaw,
                                          Chief Financial Officer
                                          (duly authorized officer and
                                          principal financial officer)