Form 10-K405
period 1999-12-31
BOSTON PROPERTIES INC
filed 2000-03-24
CIK 1037540

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from __________to __________

                        Commission file number 1-13087

                            BOSTON PROPERTIES, INC.
            (Exact name of Registrant as Specified in its Charter)

                 Delaware                                     04-2473675
       (State or Other Jurisdiction                   (IRS Employer Id. Number)
     of Incorporation or Organization)

               800 Boylston Street
              Boston, Massachusetts                             02199
     (Address of Principal Executive Offices)                (Zip Code)

      Registrant's telephone number, including area code:  (617) 236-3300

          Securities registered pursuant to Section 12(b) of the Act:

           Title of Each Class              Name of Exchange on Which Registered
           -------------------              ------------------------------------
     Common Stock, Par Value $.01                 New York Stock Exchange
     Preferred Stock Purchase Rights

       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 14, 2000, the aggregate market value of the 65,414,409 shares of Common Stock held by non-affiliates of the Registrant was $1,986,962,673 based upon the closing price of $30.375 on the New York Stock Exchange composite tape on such date. (For this computation, the Registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.) As of March 14, 2000, there were 67,954,225 shares of Common Stock outstanding.

Certain information contained in the Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held May 3, 2000 are incorporated by reference in Part III, Items 10, 11, 12 and 13.

                               TABLE OF CONTENTS

ITEM NO.                          DESCRIPTION                           PAGE NO.
PART I

1.   BUSINESS...........................................................    1

2.   PROPERTIES.........................................................   26

3.   LEGAL PROCEEDINGS..................................................   28

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................   28

PART II

5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS............................................................   29

6.   SELECTED FINANCIAL DATA............................................   29

7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS..............................................   32

8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................   48

9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
     FINANCIAL DISCLOSURE...............................................   48

PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................   49

11.  EXECUTIVE COMPENSATION.............................................   49

12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....   49

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................   49

PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...   50
     SIGNATURES.........................................................   57

                                    PART I

Item 1. Business

General

     As used herein, the terms "we," "us," "our" or the "Company" refer to Boston Properties, Inc., a Delaware corporation organized in 1997, individually or together with its subsidiaries, including Boston Properties Limited Partnership, a Delaware limited partnership, and our predecessors. We are a fully integrated self-administered and self-managed real estate investment trust or "REIT" and one of the largest owners and developers of office properties in the United States, concentrated in the Northeast Corridor from Virginia to Greater Boston and in Greater San Francisco. We conduct substantially all our business through Boston Properties Limited Partnership. At December 31, 1999 we owned 136 properties, totaling 35.6 million net rentable square feet. Our properties then consisted of 123 office properties, comprised of 91 Class A office buildings and 32 properties supporting both office and technical uses, nine industrial properties, three hotels and one parking garage. We consider Class A office buildings to be centrally located buildings that are professionally managed and maintained, attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings.

     We have a $500 million unsecured line of credit with BankBoston, N.A., as agent, which expires in June 2000. As of March 14, 2000, $304.0 million was outstanding under our unsecured line of credit. You should refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information regarding our unsecured line of credit and our other outstanding indebtedness.

     We are a full service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, construction management, property management, marketing, leasing, accounting, tax and legal services. As of December 31, 1999, we had over 600 employees. Our 19 senior officers, together with Mr. Zuckerman, Chairman of our board of directors, have an average of 24 years experience in the real estate industry and an average of 16 years tenure with us. Our principal executive office is located at 800 Boylston Street, Boston, Massachusetts 02199 and its telephone number is (617) 236-3300. In addition, we have regional offices at 401 9th Street, NW, Washington, D.C. 20024; 599 Lexington Avenue, New York, New York 10002; Four Embarcadero Center, San Francisco, California, 94111; and 502 Carnegie Center, Princeton, New Jersey 08540.

Boston Properties Limited Partnership

     Boston Properties Limited Partnership, a Delaware limited partnership, is the entity through which we conduct substantially all of our business and own (either directly or through subsidiaries) substantially all of our assets. We are the sole general partner and, as of March 14, 2000, the owner of approximately 67.0% of the economic interests in Boston Properties Limited

Partnership. This structure is commonly referred to as an umbrella partnership REIT or UPREIT. Our general and limited partnership interests in Boston Properties Limited Partnership entitle us to share in cash distributions from, and in the profits and losses of, Boston Properties Limited Partnership in proportion to our percentage interest therein and entitle us to vote on all matters requiring a vote of the limited partners. The other partners of Boston Properties Limited Partnership are persons who contributed their direct or indirect interests in certain properties to Boston Properties Limited Partnership in exchange for common units of limited partnership interest in Boston Properties Limited Partnership or preferred units of limited partnership interest in Boston Properties Limited Partnership. Pursuant to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, as amended, unitholders may tender their common units of Boston Properties Limited Partnership for cash equal to the value of an equivalent number of shares of our common stock. In lieu of delivering cash, however, we may, at our option, choose to acquire any units so tendered by issuing common stock in exchange for the units. Our common stock will be exchanged for units on a one-for-one basis. This one-for-one exchange ratio may be adjusted to prevent dilution. We currently anticipate that we will elect to issue our common stock in connection with each such presentation for redemption rather than having Boston Properties Limited Partnership pay cash. With each such exchange or redemption, our percentage ownership in Boston Properties Limited Partnership will increase. In addition, whenever we issue shares of our common stock other than to acquire common units of Boston Properties Limited Partnership, we must contribute any net proceeds we receive to Boston Properties Limited Partnership and Boston Properties Limited Partnership must issue to us an equivalent number of common units of Boston Properties Limited Partnership.

     Preferred units of Boston Properties Limited Partnership have the rights, preferences and other privileges (including the right to convert into common units of Boston Properties Limited Partnership) as are set forth in amendments to the limited partnership agreement of Boston Properties Limited Partnership. Boston Properties Limited Partnership currently has three series of its preferred units. The Series One preferred units have an aggregate liquidation preference of approximately $85 million and bear a preferred distribution at a rate of 7.25% per annum, payable quarterly. Series One units are convertible into common units at the rate of $38.25 per common unit at the holder's election at any time. We also have the right to convert into common units of Boston Properties Limited Partnership all or part of the Series One units on or after June 3, 2003, if our common stock at the time of our election is trading at a price of at least $42.08 per share.

     The Series Two and Series Three preferred units, which together have an aggregate liquidation preference of approximately $311 million, have, between each other, similar economic terms. On and after December 31, 2002, such the Series Two and Series Three units will be convertible, at the holder's election, into common units at a conversion price of $38.10 per common unit. Distributions on the Series Two and Series Three units are payable quarterly and generally accrue at rates of: 5.0% per annum through March 31, 1999; 5.5% through December 31, 1999; 5.625% through December 2000; 6.0% through December 31, 2001; 6.5%
through December 31, 2002; 7.0% until May 12, 2009; and 6.0% thereafter. The terms of the Series Two and Series Three units provide that they may be redeemed for cash in six annual tranches, beginning on May 12, 2009, at the election of us or the holders. We also have the right to convert into common units of Boston Properties Limited Partnership any Series Two and Series Three units that are not redeemed when they are entitled to redemption.

                                 Recent Events

Recent Real Estate Acquisitions

     On February 10, 1999, we closed on phase two of our acquisition of Embarcadero Center. Following this closing we owned all interests in the six buildings comprising Embarcadero Center . The total purchase price (including both phases one and two) of approximately $1.2 billion was funded through the assumption or incurrence of $730.0 million of mortgage financing, the issuance of Series Two and Three preferred units having an aggregate value when issued of approximately $286.4 million, cash of $100.0 million from the proceeds of the sale of our Series A convertible redeemable preferred stock, and a draw down of approximately $97.3 million on our unsecured line of credit.

      On March 26, 1999, we acquired Sumner Square, an office complex located in Washington, D.C. containing approximately 204,000 square feet. We acquired Sumner Square from related parties for approximately $32.6 million, which we funded through a draw down on our unsecured line of credit of approximately $32.5 million and the issuance of approximately 3,252 common units of Boston Properties Limited Partnership valued when issued at approximately $0.1 million. This acquisition was approved by a vote of our directors that did not have an interest in the transaction.

       On April 30, 1999, we acquired 510 Carnegie Center, a 234,160 square-foot, Class A office building located in Princeton, New Jersey. This property is located within our existing Carnegie Center Portfolio. We acquired this property from related parties for approximately $48.0 million, which we funded through the assumption of debt of approximately $28.4 million, the issuance of 57,778 Series One preferred units of Boston Properties valued when issued at approximately $2.0 million and cash of approximately $17.6 million. This acquisition was approved by a vote of our directors that did not have an interest in the transaction.

       On May 24, 1999, we acquired the remaining 50% interest in the development rights associated with 111 Huntington Avenue at The Prudential Center in Boston from a joint venture partner. We acquired these rights for approximately $12.3 million, which we funded through the issuance of 343,077 shares of our common stock. On April 27, 1999, we commenced construction of an 890,000 square-foot office building at 111 Huntington Avenue.

       On July 9, 1999, we acquired 206 Carnegie Center, a 161,763 square foot, Class A office property in Princeton, New Jersey. This property is located within our existing Carnegie Center Portfolio. We acquired this property from related parties for approximately $27.0 million, which we funded with cash. This acquisition was approved by a vote of our directors that did not have an interest in the transaction.

     On August 13, 1999, we acquired 302 Carnegie Center, a parcel of land in Princeton, New Jersey. This property is located within our existing Carnegie Center Portfolio. We acquired this property from related parties for approximately $1.3 million, which we funded with cash. This acquisition was approved by a vote of our directors that did not have an interest in the transaction.

     On August 16, 1999, we acquired the leasehold interest and ground rent credits in the 5 Times Square development site in New York City for approximately $152.5 million, which we funded with a draw down from our unsecured line of credit. We have commenced construction of an approximately 1.1 million square foot, 38 story, Class A office tower at this site, which we have 100% pre-leased to Ernst & Young LLP.

     On August 31, 1999, we acquired The Gateway, consisting of two Class A office buildings containing approximately 487,453 square feet, and two development parcels located in South San Francisco, California for approximately $117.6 million. We funded this acquisition with a draw down of approximately $113.1 million from our unsecured line of credit and our issuance of a $4.5 million promissory note.

Recent Financing Activity

     On May 24, 1999, we issued 343,077 unregistered shares of our common stock to acquire the remaining 50% interest in the development rights associated with 111 Huntington Avenue at The Prudential Center. At the time of issuance these shares were valued at an aggregate of approximately $12.3 million.

     On May 25, 1999, we completed a public offering of 4,000,000 shares of our common stock at a price per share of $37.25. Our proceeds, net of underwriter's discount and offering costs, were approximately $140.7 million.

                        Business and Growth Strategies

Business Strategy

     Our primary business objective is to maximize growth in net cash available for distribution and to enhance the value of our portfolio in order to maximize total return to our stockholders. Our strategy to achieve this objective is: (i) to selectively acquire and develop properties in our existing markets, adjacent suburban markets and in new markets that present favorable opportunities; (ii) to maintain high lease renewal rates at rents that are at the high end of the markets in which our properties are located, and to continue to achieve high room rates and occupancy rates in our hotel properties; and (iii) to selectively provide fee-based development consulting and project management services to third parties.

Growth Strategies

     External Growth

     We believe that we are well positioned to realize significant growth through external asset development and acquisition. We believe that our development experience and our organizational depth positions us to continue to develop a range of property types, from single-story suburban office properties to high-rise urban developments, within budget and on schedule. Other factors that contribute to our competitive position include: (i) the significant increase in demand for new, high quality office space in our core market areas;
(ii) our control of sites (including sites under contract or option to acquire) in our core markets that will support approximately 9.3 million square feet of new development through fee ownership, contract ownership, and joint venture relationships; (iii) our reputation gained through the stability and strength of our existing portfolio of properties; (iv) our relationships with leading national corporations and public institutions seeking new facilities and development services; (v) our relationships with nationally recognized financial institutions that provide capital to the real estate industry and (vi) the substantial amount of commercial real estate owned by domestic and foreign institutions, private investors, and corporations who are seeking to sell such assets in our market areas.

     We have targeted four areas of development and acquisition as significant opportunities to execute our external growth strategy:

          Acquire assets and portfolios of assets from institutions or individuals. We believe that due to our size, management strength and reputation we will be in an advantageous position to acquire portfolios of assets or individual properties from institutions or individuals. We may acquire some of these properties for cash, but we believe that we are particularly well positioned to appeal to sellers wishing to convert on a tax deferred basis their ownership of property to the ownership of equity in a diversified real estate operating company that offers liquidity through access to the public equity markets. In addition, we may pursue mergers with and acquisitions of compatible real estate firms. Our ability to offer units in Boston Properties Limited Partnership to sellers who would otherwise recognize a gain upon a sale of assets for cash or our common stock may facilitate this type of transaction on a tax-efficient basis.

          Acquire existing underperforming assets and portfolios of assets. We continue to actively pursue opportunities to acquire existing buildings that, while currently generating income, are either underperforming the market due to poor management or are currently leased at below market rents with anticipated roll-over of space. These opportunities may include the acquisition of entire portfolios of properties. We believe that because of our in-depth market knowledge and development experience in each of our markets, our national reputation with brokers, financial institutions and others involved in the real estate market and our access to competitively-priced capital, we are well-positioned to identify and acquire existing, underperforming properties for competitive prices and to add significant additional value to such properties through our effective marketing strategies and responsive property management program.

          Pursue development and land acquisitions in selected submarkets. We believe that development of well-positioned office buildings and research and development properties is currently or will be justified in many of the submarkets in which we have a presence. We believe in acquiring land in response to market conditions that allow for the development of such land in the relatively near term. Over our 29 year history, we have established a successful record of carefully timing land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities in our existing and other markets to acquire land with development potential at key locations in markets which are experiencing growth.

          In the past, we have been particularly successful at acquiring sites or options to purchase sites that need governmental approvals before the announcement of development. Because of our development expertise, knowledge of the governmental approval process and reputation for quality development with local government approval bodies, we generally have been able to secure the permits necessary to allow development, thereby enabling us to profit from the increase in their value once the necessary permits have been obtained.

          Provide third-party development management services. While our primary objective has been, and will continue to be, the development and acquisition of quality, income producing buildings to be held for long term ownership, a select amount of comprehensive project-level development management services for third parties will be an element of our continued growth and strategy. We believe that third-party development projects permit us to: (i) create relationships with major institutions and corporations that lead to new development opportunities; (ii) continue to enhance our reputation in our core markets; (iii) create opportunities to enter new markets and (iv) leverage our operating overhead.

     Internal Growth

     We believe that significant opportunities exist to increase cash flow from our existing properties because they are high quality properties in desirable locations in submarkets that, in general, are experiencing rising rents, low vacancy rates and increasing demand for office and industrial space. In addition, our properties are in markets where, in general, supply is limited by the lack of available sites and the difficulty of receiving the necessary approvals for development on vacant land. Our strategy for maximizing the benefits from these opportunities is two-fold: (1) to provide high quality property management services using our own employees in order to enhance tenant preferences for renewal, expansion and relocation in our properties, and (2) to achieve speed and transaction cost efficiency in replacing departing tenants through the use of in-house services for marketing, lease negotiation, and design and construction of tenant improvements. In addition, we believe that our hotel properties will add to our internal growth because of their desirable locations in the downtown Boston and East Cambridge submarkets, which are experiencing high occupancy rates and continued growth in room rates, and their effective management by Marriott International, Inc., which has achieved high guest satisfaction while limiting increases in operating costs.

          Cultivate existing submarkets. In choosing locations for our properties, we have paid particular attention to transportation and commuting patterns, physical environment, adjacency to established business centers, proximity to sources of business growth and other local factors. Substantially all of the square footage of our office properties are located in submarkets in Greater Boston, Greater Washington, D.C., midtown Manhattan, Greater San Francisco, Princeton/East Brunswick, New Jersey, Baltimore, Maryland, and Richmond, Virginia.

          Many of these submarkets are experiencing increasing rents and as a result current market rates often exceed the rents being paid by our current tenants. We expect that leases expiring over the next three years in these submarkets will be renewed, or space re-let, at higher rents. Based on leases in place at December 31, 1999, leases with respect to 7.5% of our office properties and 30.5% of our industrial properties will expire in calendar year 2000. The actual rental rates at which available space will be re-let will depend on prevailing market factors at the time. We can give no assurance that we will re-let such space at an increased, or even at the then current, rental rate.

          Directly manage properties to maximize the potential for tenant retention. We provide property management services ourselves, rather than contracting for this service, to maintain awareness of and responsiveness to tenant needs. We and our properties also benefit from cost efficiencies produced by an experienced work force attentive to preventive maintenance and energy management and from our continuing programs to assure that our property management personnel at all levels remain aware of their important role in tenant relations. We have long recognized that renewal of existing tenant leases, as opposed to tenant replacement, typically provides the best operating results, because renewals minimize transaction costs associated with marketing, leasing and tenant improvements and avoid interruptions in rental income during periods of vacancy and renovation of space.

          Replace tenants quickly at best available market terms and lowest possible transaction costs. We believe that we have a competitive advantage in attracting new tenants and achieving rental rates at the higher end of our markets as a result of our well-located, well-designed and well-maintained properties, our reputation for high quality building services and responsiveness to tenants, and our ability to offer expansion and relocation alternatives within our submarkets. Our objective throughout this process is to obtain the highest possible rental terms and to achieve rent commencement for new tenancies as quickly as possible, and we believe that our use of in-house resources for marketing, leasing and tenant improvements continue to result in lower than average transaction costs.

                             The Hotel Properties

     To assist in maintaining our status as a REIT, we lease our three hotel properties to ZL Hotel LLC. pursuant to a lease that entitles us to a percentage of the gross receipts of our hotel properties. Mr. Mortimer B. Zuckerman, the Chairman of our board of directors, and Edward H. Linde, our President and Chief Executive Officer, are the sole member-managers and have a 9.8% economic interest in ZL Hotel LLC; two unaffiliated public charities own the remaining 90.2% economic interest. Marriott International, Inc. manages our hotel properties under the Marriott name pursuant to a management agreement with ZL Hotel LLC. Under the REIT requirements, revenues from a hotel are not considered to be rental income for purposes of certain income tests, which a REIT must meet. Accordingly, in order to maintain our qualification as a REIT, we have entered into the participating leases with ZL Hotel LLC described above to provide revenue that qualifies as rental income under the REIT requirements.

                             Environmental Matters

     Some of our properties are located in urban and industrial areas where fill or current or historical industrial uses of the areas have caused site contamination. With respect to all of our properties, independent environmental consultants have been retained in the past to conduct or update Phase I environmental assessments (which generally do not involve invasive techniques such as soil or ground water sampling) and asbestos surveys. These environmental assessments have not revealed any environmental conditions that we believe will have a material adverse effect on our business, assets or results of operations, and we are not aware of any other environmental condition with respect to any of our properties which we believe would have such a material adverse effect.

     On January 15, 1992, a property in Massachusetts was listed by the state regulatory authority as an unclassified Confirmed Disposal Site in connection with groundwater contamination. We engaged a specially licensed environmental consultant to perform the necessary investigation and assessment and to prepare submittals to the state regulatory authority. On August 1, 1997, our consultant submitted to the state regulatory authority a Phase I - Limited Site Investigation Report and Downgradient Property Status Opinion. This Opinion concluded that the property qualifies for Downgradient Property Status under the state regulatory program, which eliminates certain deadlines for conducting response actions at a site and may qualify us for liability relief under recent statutory amendments. Although we believe that the current or former owners of the upgradient source properties may ultimately be responsible for some or all of the costs of such response actions, we will take any necessary further response actions.

     An investigation at another property in Massachusetts identified groundwater contamination. We engaged a specially licensed environmental consultant to perform the necessary investigation and assessment and to prepare submittals to the state regulatory authority. On March 11, 1998, our consultant submitted to the state regulatory authority a Release Notification and Downgradient Property Status Opinion. This Opinion concluded that the property qualifies for Downgradient Property Status under the state regulatory program, which eliminates certain deadlines for conducting response actions at a site and may qualify us for liability relief under recent statutory amendments. Although we believe that the current or former owners of the upgradient source properties may ultimately be responsible for some or all of the costs of such response actions, we will take any necessary further response actions.

     In February 1999, one of our affiliates acquired from Exxon Corporation a property in Massachusetts that was formerly used as a petroleum bulk storage and distribution facility and was known by the state regulatory authority to contain soil and groundwater contamination. We anticipate development of an office park on the property. Pursuant to the property acquisition agreement, Exxon has agreed to (1) bear the liability arising from releases or discharges of oil and hazardous substances which occurred at the site prior to our ownership, (2) continue remediating such releases and discharges as necessary and appropriate to comply with applicable requirements, and (3) indemnify our affiliate for certain losses arising from preexisting site conditions, including up to $500,000 for the premium costs associated with construction-related management of contaminated soil not otherwise subject to remediation by Exxon. Any indemnity claim may be subject to various defenses. Our affiliate has engaged a specially licensed environmental consultant to perform necessary pre-construction assessment activities and to oversee the management of contaminated soil that may be disturbed in the course of construction.

     We expect that any resolution of the environmental matters relating to the above will not have a material impact on our financial position, results of operations or liquidity.

                                  Competition

     We compete in the leasing of office and industrial space with a considerable number of other real estate companies, some of which may have greater marketing and financial resources. In addition, our hotel properties compete for guests with other hotels, some of which may have greater marketing and financial resources than are available to us and Marriott International, Inc.

                                  Seasonality

     Our hotel properties traditionally have experienced significant seasonality in their operating income, with weighted average net operating income by quarter over the three years 1997 through 1999 as follows:

     First Quarter    Second Quarter  Third Quarter    Fourth Quarter
     -------------    --------------  -------------    --------------
          13%               29%            32%              26%

     Our other properties have not traditionally experienced significant seasonality.

                                 RISK FACTORS


Set forth below are the risks that we believe are material to our stockholders. We refer to the shares of our common stock and the units of limited partnership interest in Boston Properties Limited Partnership together as our "securities," and the investors who own shares and/or units as our "securityholders." This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 32.

We may be unable to manage effectively our rapid growth and expansion into new markets.

     We have grown rapidly since our initial public offering in June 1997 and have entered or significantly expanded our real estate holdings in new markets. If we do not effectively manage our rapid growth, we may not be able to make expected distributions to our securityholders.

Our performance and value are subject to risks associated with our real estate assets.

     Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our office, industrial, and hotel properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our security holders will be adversely affected. The following factors, among others, may adversely affect the revenues generated by our office, industrial, and hotel properties:

     .    downturns in the national and local economic climate;

     . competition from other office, industrial, hotel and other commercial buildings;

     . local real estate market conditions, such as oversupply or reduction in demand for office, industrial, hotel or other commercial space;

     .    vacancies or inability to rent spaces on favorable terms; and

     . increased operating costs, including insurance premiums, utilities, and real estate taxes.

     Significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs are generally not reduced when circumstances cause a reduction in revenues from a property.

We face risks associated with specific local market conditions.

     Our current properties are located primarily in seven regional markets:
Greater Boston; midtown Manhattan; Greater Washington, D.C.; Greater San Francisco; Princeton/East Brunswick, New Jersey; Richmond, Virginia; and Baltimore, Maryland. Local economic conditions in these markets may affect the ability of our tenants to make lease payments. The economic climate in each of these local markets may depend on a limited number of industries, and therefore a downturn in one of these industry sectors could adversely affect our performance in the affected market.

Our investment in property development may be more costly than anticipated.

     We intend to continue to develop and substantially renovate office, industrial and hotel properties. Our development and construction activities may be exposed to the following risks:

     . we may be unable to proceed with the development of properties because we cannot obtain financing with favorable terms;

     . we may incur construction costs for a development project which exceed our original estimates due to increased materials, labor or other costs, which could make completion of the project uneconomical because we may not be able to increase rents to compensate for the increase in construction costs;

     . we may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project;

     . we may abandon development opportunities after we begin to explore them and as a result we may fail to recover expenses already incurred;

     . we may expend funds on and devote management's time to projects which we do not complete;

     . we may be unable to complete construction and leasing of a property on schedule, resulting in increased debt service expense and construction or renovation costs;

     .    we may lease developed properties at below expected rental rates; and

     . occupancy rates and rents at newly completed properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investment not being profitable.

Our use of joint ventures may limit our flexibility with jointly owned investments.

     We intend to develop properties in joint ventures with other persons or entities when circumstances warrant the use of this structure. The use of a joint venture vehicle creates a risk of a dispute with our joint venturer's and a risk that we will have to acquire a joint venturer's interest in a development for a price at which or at a time when we would otherwise not purchase such interest. Our joint venture partners may have different objectives from us regarding the appropriate timing and pricing of any sale or refinancing of properties.

We face risks associated with property acquisitions.

     Since our initial public offering, we have made large acquisitions of properties and portfolios of properties. We intend to continue to acquire properties and portfolios of properties, including large portfolios that could continue to significantly increase our size and alter our capital structure. Our acquisition activities and their success may be exposed to the following risks:


     . we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, including both publicly traded real estate investment trusts and institutional investment funds;

     . even if we enter into an acquisition agreement for a property, it is usually subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction;

     . even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price;

     .    we may be unable to finance acquisitions on favorable terms;

     . acquired properties may fail to perform as we expected in analyzing our investments;

     . our estimates of the costs of repositioning or redeveloping acquired properties may be inaccurate;

     . acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

     . we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result our results of operations and financial condition could be adversely affected.

     We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if liability were asserted against us based upon those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow. Unknown liabilities with respect to properties acquired might include:

     .    liabilities for clean-up of undisclosed environmental contamination;

     . claims by tenants, vendors or other persons dealing with the former owners of the properties;

     .    liabilities incurred in the ordinary course of business; and

     . claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

Potential inability to renew leases or re-lease space.

     We derive most of our income from rent received from our tenants. If a tenant experiences a downturn in its business, it may be unable to make timely rental payments. Also, when our tenants decide not to renew their leases, we may not be able to relet the space. Even if tenants decide to renew, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable than current lease terms. As a result, our cash flow could decrease and our ability to pay dividends to you could be adversely affected.

We face potential adverse effects from a tenant's bankruptcy.

     The bankruptcy or insolvency of a major tenant may adversely affect the income produced by our properties. Although we have not experienced material losses from tenant bankruptcies in the past, our tenants could file for bankruptcy protection in the future. We cannot evict a tenant solely because of its bankruptcy. On the other hand, a bankruptcy court might authorize the tenant to reject and terminate its lease with us. In such case, our claim against the bankrupt tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and, even so, our claim for unpaid rent would likely not be paid in full. This shortfall could adversely affect our cash flow and results from operations.

We may have difficulty selling our properties limiting our flexibility.

     Large and high quality office, industrial and hotel properties like the ones that we own can be hard to sell, especially if local market conditions are poor. This may limit our ability to change our portfolio promptly in response to changes in economic or other conditions. In addition, federal tax laws limit our ability to sell properties that we have owned for fewer than four years, and this may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions reduce our ability to respond to changes in the performance of our investments and could adversely affect our financial condition and results of operations.

Our properties face significant competition.

     We face significant competition from developers, owners and operators of office, industrial and other commercial real estate. Substantially all of our properties face competition from similar properties in the same area. Such competition may effect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to make space available at lower prices than the space in our properties.

Because we own hotel properties, we face general risks associated with such properties.

     We own three hotel properties. We lease these hotel properties to ZL Hotel LLC, in which Mortimer B. Zuckerman, Chairman of our board of directors, and Edward H. Linde, our President and Chief Executive Officer, are the sole member-managers and have a 9.8% economic interest; two unaffiliated public charities have a 90.2% economic interest in ZL Hotel LLC. Marriott International, Inc. manages these hotel properties under the Marriott(R) name pursuant to a management agreement with ZL Hotel LLC. ZL Hotel LLC pays us a percentage of the gross receipts that the hotel properties receive. Because the lease payments we receive are based on a participation in the gross receipts of the hotels, if the hotels do not generate sufficient receipts, our cash flow would be decreased, which could reduce the amount of cash available for distribution to our securityholders. The following factors, among others, are common to the hotel industry, and may reduce the receipts generated by our hotel properties:

     . our hotel properties compete for guests with other hotels, a number of which have greater marketing and financial resources than our hotel-operating business partners;

     . if there is an increase in operating costs resulting from inflation and other factors, our hotel-operating business partners may not be able to offset such increase by increasing room rates;

     . our hotel properties are subject to the fluctuating and seasonal demands of business travelers and tourism; and

     . our hotel properties are subject to general and local economic conditions that may affect demand for travel in general.

Compliance or failure to comply with the Americans with Disabilities Act and other similar laws could result in substantial costs.

     The Americans with Disabilities Act generally requires that public buildings, including office buildings and hotels, be made accessible to disabled persons. Noncompliance could result in imposition of fines by the federal government or the award of damages to private litigants. If, pursuant to the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to our securityholders.

     We may also incur significant costs complying with other regulations. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. We believe that our properties are currently in material compliance with all of these regulatory requirements. However, we do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect our cash flow and results from operations.

Some potential losses are not covered by insurance.

     We carry comprehensive liability, fire, flood, extended coverage and rental loss insurance, as applicable, on our properties. We believe our coverage is of the type and amount customarily obtained for or by an owner of similar properties. We believe all of our properties are adequately insured. However, there are certain types of losses, such as from wars or catastrophic acts of nature, for which we cannot obtain insurance or for which we cannot obtain insurance at a reasonable cost. In the event of an uninsured loss or a loss in excess of our insurance limits, we could lose both the revenues generated from the affected property and the capital we have invested in the affected property. We would, however, remain obligated to repay any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and financial condition and results of operations.

     We carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to deductions which we believe are commercially reasonable. However, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, we may discontinue earthquake insurance on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage discounted for the risk of loss. If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future revenue from those properties. Moreover, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if the properties were irreparable.

Potential liability for environmental contamination could result in substantial costs.

     Under federal, state and local environmental laws, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of the real estate. If unidentified environmental problems arise, we may have to make substantial payments which could adversely affect our cash flow and our ability to make distributions to our securityholders because:

     . as owner or operator we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;

     . the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;

     . even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean-up costs; and

     . governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs.

     These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous or toxic substances or petroleum products or the failure to properly remediate contamination may materially and adversely affect our ability to borrow against, sell or rent an affected property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination.

     Environmental laws also govern the presence, maintenance and removal of asbestos. Such laws require that owners or operators of buildings containing asbestos:

     .    properly manage and maintain the asbestos;

     .    notify and train those who may come into contact with asbestos; and

     . undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building.

Such laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

     Some of our properties are located in urban and industrial areas where fill or current or historic industrial uses of the areas have caused site contamination. Independent environmental consultants have conducted Phase I environmental site assessments at all of our properties. These assessments included, at a minimum, a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents. Where appropriate, on a property-by-property basis, these consultants have conducted additional testing, including sampling for asbestos, for lead in drinking water, for soil contamination where underground storage tanks are or were located or where other past site usages create a potential environmental problem, and for contamination in groundwater. Even though these environmental assessments have been conducted, there is still the risk that:

     . the environmental assessments and updates did not identify all potential environmental liabilities;

     . a prior owner created a material environmental condition that is not known to us or the independent consultants preparing the assessments;

     . new environmental liabilities have developed since the environmental assessments were conducted; and

     . future uses or conditions such as changes in applicable environmental laws and regulations could result in environmental liability for us.

We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk.

     We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity. Therefore, we are likely to need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow will not be sufficient to repay all maturing debt in years when significant "balloon" payments come due.

Rising interest rates would increase interest costs.

     We currently have, and may incur more, indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will our interest costs, which would adversely affect our cash flow, our ability to service debt and our ability to make distributions to our securityholders.

We have no corporate limitation on the amount of debt we can incur.

     Our management and board of directors have discretion under our certificate of incorporation and bylaws to increase the amount of our outstanding debt. Our decisions with regard to the incurrence and maintenance of debt are based on available investment opportunities for which capital is required, the cost of debt in relation to such investment opportunities, whether secured or unsecured debt is available, the effect of additional debt on existing financial ratios and the maturity of the proposed new debt relative to maturities of existing debt. We could become more highly leveraged, resulting in increased debt service costs that could adversely affect our cash flow and the amount available for payment of dividends. If we increase our debt we may also increase the risk we will be unable to repay our debt.

Our financial covenants could adversely affect our financial condition.

     The mortgages on our properties contain customary negative covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. In addition, our credit facilities contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to assets ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our ability to borrow under our credit facilities is subject to compliance with our financial and other covenants. We rely on borrowings under our credit facilities to finance acquisitions and development activities and for working capital, and if we are unable to borrow under our credit facilities, or to refinance existing indebtedness our financial condition and results of operations would likely be adversely impacted. If we breach covenants in our debt agreements, the lender can declare a default and require us to repay the debt immediately and, if the debt is secured, can immediately take possession of the property securing the loan. In addition, our credit facilities are cross-defaulted to our other indebtedness, which would give the lenders under our credit facilities the right also to declare a default and require immediate repayment.

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our stock.

     Debt to Market Capitalization Ratio is a measure of our total debt as a percentage of the aggregate of our total debt plus the market value of our outstanding common stock and interests in Boston Properties Limited Partnership. Our Debt to Market Capitalization Ratio was approximately 50.5% as of December 31, 1999. To the extent that our board of directors uses our Debt to Market Capitalization Ratio as a measure of appropriate leverage, the total amount of our debt could increase as our stock price increases, even if we may not have a corresponding increase in our ability to service or repay the debt. Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally. There is a risk that changes in our Debt to Market Capitalization Ratio, which is in part a function of our stock price, or our ratio of indebtedness to other measures of asset value used by financial analysts may have an adverse effect on the market price of our stock.

Further issuances of stock may be dilutive to current stockholders.

     The interests of our existing stockholders could be diluted if additional equity securities are issued to finance future developments and acquisitions instead of incurring additional debt. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity.

Failure to qualify as a real estate investment trust would cause us to be taxed as a corporation, which would substantially reduce funds available for payment of dividends.

     If we fail to qualify as a real estate investment trust for federal income tax purposes, we will be taxed as a corporation. We believe that we are organized and qualified as a real estate investment trust, and intend to operate in a manner that will allow us to continue to qualify as a real estate investment trust. However, we cannot assure you that we are qualified as such, or that we will remain qualified as such in the future. This is because qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code as to which there are only limited judicial and administrative interpretations, and involves the determination of facts and circumstances not entirely within our control. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a real estate investment trust for federal income tax purposes or the federal income tax consequences of such qualification.

     If we fail to qualify as a real estate investment trust we will face serious tax consequences that will substantially reduce the funds available for payment of dividends for each of the years involved because:

     . we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

     . we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes;

     . unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a real estate investment trust for four taxable years following the year during which we were disqualified; and

     . all dividends will be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits.

     In addition, if we fail to qualify as a real estate investment trust, we will no longer be required to pay dividends. As a result of all these factors, our failure to qualify as a real estate investment trust could impair our ability to expand our business and raise capital, and would adversely affect the value of our common stock.

In order to maintain our real estate investment trust status, we may be forced to borrow funds on a short-term basis during unfavorable market conditions.

     In order to maintain our real estate investment trust status, we may need to borrow funds on a short-term basis to meet the real estate investment trust distribution requirements, even if the then prevailing market conditions are not favorable for these borrowings. To qualify as a real estate investment trust, we generally must distribute to our stockholders at least 95% of our net taxable income each year, excluding capital gains. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. We may need short-term debt to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

Limits on changes in control may discourage takeover attempts beneficial to stockholders.

     Provisions in our certificate of incorporation and bylaws, our shareholder rights agreement and the agreement of limited partnership of Boston Properties Limited Partnership, as well as provisions of the Internal Revenue Code and Delaware corporate law, may:

     . delay or prevent a change of control over us or a tender offer, even if they might be beneficial to our stockholders; and

     . limit our stockholders' opportunity to receive a potential premium for their shares of common stock over then-prevailing market prices.

     Stock Ownership Limit

     Primarily to facilitate maintenance of our qualification as a real estate investment trust, our corporate charter generally prohibits ownership, directly, indirectly or beneficially, by any single stockholder of more than 6.6% of the number of outstanding shares of any class or series of our equity stock. We refer to this limitation as the "ownership limit." Our board of directors may waive or modify the ownership limit with respect to one or more persons if it is satisfied that ownership in excess of this limit will not jeopardize our status as a real estate investment trust for federal income tax purposes. In addition, under our corporate charter each of Messrs. Zuckerman and Linde, along with their family and affiliates, as well as, in general, pension plans and mutual funds, may actually and beneficially own up to 15% of the number of outstanding shares of any class or series of our equity common stock. Shares owned in violation of the ownership limit will be subject to the loss of rights to distributions and voting and other penalties. The ownership limit may have the effect of inhibiting or impeding a change in control.

     Operating Partnership Agreement

     We have agreed in the agreement of limited partnership of Boston Properties Limited Partnership not to engage in business combinations unless limited partners of Boston Properties Limited Partnership other than Boston Properties, Inc. receive, or have the opportunity to receive, the same consideration for their partnership interests as holders of our common stock in the transaction. If these limited partners do not receive such consideration, we cannot engage in the transaction unless 75% of these limited partners vote to approve the transaction. In addition, we have agreed in the partnership agreement that we will not consummate business combinations in which we received the approval of our stockholders unless these limited partners are also allowed to vote and the transaction would have been approved had these limited partners been able to vote as stockholders on the transaction. Therefore, if our stockholders approve a business combination that requires a vote of stockholders, the partnership agreement requires the following before we can consummate the transaction:

     . holders of interests in Boston Properties Limited Partnership (including Boston Properties, Inc.) must vote on the matter;

     . Boston Properties, Inc. must vote its partnership interests in the same proportion as our stockholders voted on the transaction; and

     . the result of the partners' vote must be such that had such vote been a vote of stockholders, the business combination would have been approved.

     As a result of these provisions, a potential acquirer may be deterred from making an acquisition proposal and we may be prohibited by contract from engaging in a proposed business combination even though our stockholders approve of the combination.

     Shareholder Rights Plan

     We have adopted a shareholder rights plan. Under the terms of this agreement, we can in effect prevent a person or group from acquiring more than 15% of the outstanding shares of our common stock, because, unless we approve of the acquisition, after the person acquires more than 15% of our outstanding common stock, all other stockholders will have the right to purchase securities from us at a price that is less than their then fair market value, which would substantially reduce the value and influence of the stock owned by the acquiring person. Our board of directors can prevent the agreement from operating by approving of the transaction, which gives us significant power to approve or disapprove of the efforts of a person or group to acquire a large interest in our company.

We may change our policies without obtaining the approval of our stockholders.

     Our operating and financial policies, including our policies with respect to acquisitions, growth, operations, indebtedness, capitalization and dividends, are determined by our board of directors. Accordingly, as a stockholder, you will have little direct control over these policies.

Our success depends on key personnel whose continued service is not guaranteed.

     We depend on the efforts of key personnel, particularly Mortimer B. Zuckerman, Chairman of our board of directors, and Edward H. Linde, our President and Chief Executive Officer. Among the reasons that Messrs. Zuckerman and Linde are important to our success is that each has a national reputation which attracts business and investment opportunities and assists us in negotiations with lenders. If we lost their services, our relationships with lenders, potential tenants and industry personnel would diminish.

     Our other executive officers who serve as managers of our offices have strong regional reputations. Their reputations aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants and build-to-suit prospects. While we believe that we could find replacements for these key personnel, the loss of their services could materially and adversely effect our operations because of diminished relationships with lenders, prospective tenants and industry personnel.

     Mr. Zuckerman has substantial outside business interests, including serving as Chairman of the board of directors of U.S. News & World Report, The New York Daily News and Applied Graphics Technologies, and serving as a member of the board of directors of Snyder Communications, Chase Manhattan Corporation National Advisory Board and Loews Cineplex. Such outside business interests could interfere with his ability to devote time to our business and affairs. Over the last twenty years, Mr. Zuckerman has devoted a significant portion, although not a majority, of his business time to the affairs of Boston Properties and its predecessors. We have no assurance that he will continue to devote any specific portion of his time to us, although at present, he has no commitments which would prevent him from maintaining his current level of involvement with our business.

Conflicts of interest exist with holders of interests in Boston Properties Limited Partnership.

     Sales of properties and repayment of related indebtedness will have different effects on holders of interests in Boston Properties Limited Partnership than on our stockholders.

     Some holders of interests in Boston Properties Limited Partnership, including Messrs. Zuckerman and Linde, would incur adverse tax consequences upon the sale of certain of our properties and on the repayment of related debt which differ from the tax consequences to us and our stockholders. Consequently, such holders of interests in Boston Properties Limited Partnership may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. While we have exclusive authority under the agreement of limited partnership of Boston Properties Limited Partnership to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, subject, in the case of certain properties, to the contractual commitments described below, any such decision would require the approval of our board of directors. As directors and executive officers, Messrs. Zuckerman and Linde have substantial influence with respect to any such decision. Their influence could be exercised in a manner inconsistent with the interests of some, or a majority, of our stockholders, including in a manner which could prevent completion of a sale of a property or the repayment of indebtedness.

     Agreement not to sell some properties.

     Under the terms of the agreement of limited partnership of Boston Properties Limited Partnership, we have agreed not to sell or otherwise transfer some of our properties, prior to specified dates, in any transaction that would trigger taxable income, without first obtaining the consent of Messrs. Zuckerman and Linde. However, we are not required to obtain their consent if, during the applicable period, each of them does not hold at least 30% of his original interests in Boston Properties Limited Partnership. In addition, we have entered into similar agreements with respect to other properties that we have acquired in exchange for interests in Boston Properties Limited Partnership. There are a total of 31 properties subject to these restrictions, and those 31 properties are estimated to have accounted for approximately 61% of our total revenue for the year ended December 31, 1999.

     Boston Properties Limited Partnership has also entered into agreements providing Messrs. Zuckerman and Linde and others with the right to guarantee additional and/or substitute indebtedness in the event that certain other indebtedness is repaid or reduced.

     The agreements described above may hinder actions that we may otherwise desire to take because we would be required to make payments to the beneficiaries of such agreements if we violate these agreements.

     Messrs. Zuckerman and Linde will continue to engage in other activities.

     Messrs. Zuckerman and Linde have a broad and varied range of investment interests. Either one could acquire an interest in a company which is not currently involved in real estate investment activities but which may acquire real property in the future. However, pursuant to Mr. Linde's employment agreement and Mr. Zuckerman's non-compete agreement, Messrs. Zuckerman and Linde will not, in general, have management control over such companies and, therefore, they may not be able to prevent one or more such companies from engaging in activities that are in competition with our activities.

Changes in market conditions could adversely affect the market price of our publicly traded securities.

     As with other publicly traded equity securities, the value of our common stock depends on various market conditions which may change from time to time. Among the market conditions that may affect the value of our publicly traded securities are the following:

     .    the extent of investor interest in us;

     . the general reputation of real estate investment trusts and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

     .    our financial performance; and

     .    general stock and bond market conditions.

     The market value of equity securities is based primarily upon the market's perception of our growth potential and our current and potential future earnings and cash dividends. Consequently, our equity securities, including our common stock, may trade at prices that are higher or lower than our net asset value per share of common stock. If our future earnings or cash dividends are less than expected, it is likely that the market price of our common stock will diminish.

Market interest rates may have an effect on the value of our publicly traded securities.

     One of the factors that investors may consider important in deciding whether to buy or sell shares of a real estate investment trust is the dividend with respect to such real estate investment trust's shares as a percentage of the price of such shares, relative to market interest rates. If market interest rates go up, prospective purchasers of shares of a real estate investment trust may expect a higher distribution rate on our common stock. Higher market interest rates would not, however, result in more funds for us to distribute and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our publicly traded securities to go down.

The number of shares available for future sale could adversely affect the market price of our stock.

     We have entered into a number of private placement transactions where shares of capital stock of Boston Properties, Inc. or interests in Boston Properties Limited Partnership were issued both at the time of our initial public offering and thereafter to owners of properties we acquired or to institutional investors. This stock, or stock issuable in exchange for such interests in Boston Properties Limited Partnership, may be sold in the public market over time pursuant to registration rights. Additional stock reserved under our employee benefit and other incentive plans, including stock options, may also be sold in the public at some time in the future. Future sales of stock in the public securities markets could adversely affect the price of our stock. We cannot predict the effect the perception in the market that such sales may occur will have on the market price of our stock.

We did not obtain new owner's title insurance policies in connection with properties acquired during our initial public offering.

     We acquired many of our properties from our predecessors at the completion of our initial public offering in June 1997. Before we acquired these properties each of them was insured by a title insurance policy. We did not, however, obtain new owner's title insurance policies in connection with the acquisition of such properties. Nevertheless, because in many instances we acquired these properties indirectly by acquiring ownership of the entity which owned the property and those owners remain in existence as our subsidiaries, some of these title insurance policies may continue to benefit us. Many of these title insurance policies may be for amounts less than the current values of the applicable properties. If there was a title defect related to any of these properties, or to any of the properties acquired at the time of our initial public offering, that is no longer covered by a title insurance policy, we could lose both our capital invested in and our anticipated profits from such property.

     We have obtained title insurance policies for all properties that we have acquired after our initial public offering.

We face possible adverse changes in tax and environmental laws.

     Generally, we pass through to our tenants costs resulting from increases in real estate taxes. However, we generally do not pass through to our tenants increases in income, service or transfer taxes. Similarly, changes in laws increasing the potential liability for environmental conditions existing on our properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures. These increased costs could adversely affect our financial condition and results of operations and the amount of cash available for payment of dividends.

Item 2.   Properties

     At December 31, 1999, our portfolio consisted of 136 properties totaling
35.6 million net rentable square feet, including 12 properties currently under development. Our properties consisted of 123 office properties, including 91 Class A office buildings and 32 properties that support both office and technical uses; nine industrial properties; three hotels, and one parking garage. In addition, we own or control an additional 42 parcels of land for future development. The following table sets forth information relating to the properties we owned at December 31, 1999:

                                                                                                           Net
                                                                                                         Rentable
                                                                              Percent      Number         Square
        Property Name                                Location                Ownership  of Buildings       Feet
        -------------                                --------                ---------  ------------    ----------
Office Properties:
       Class A Office Properties:
       Embarcadero Center                            San Francisco, CA        100.0%           6         3,651,524
       Prudential Center                             Boston, MA               100.0%           2         1,684,982
       Carnegie Center                               Princeton, NJ            100.0%          11         1,451,951
       280 Park Avenue                               New York, NY             100.0%           1         1,187,521
       599 Lexington Avenue                          New York, NY             100.0%           1         1,000,069
       Riverfront Plaza                              Richmond, VA             100.0%           1           895,496
       875 Third Avenue                              New York, NY             100.0%           1           688,264
       Democracy Center                              Bethesda, MD             100.0%           3           680,475
       100 East Pratt Street                         Baltimore, MD            100.0%           1           634,236
       Metropolitan Square                           Washington, DC           100.0%           1           582,194
       Two Independence Square                       Washington, DC           100.0%           1           579,665
       Candler Building                              Baltimore, MD            100.0%           1           539,470
       Reservoir Place                               Waltham, MA              100.0%           1           529,991
       The Gateway                                   South San Francisco, CA  100.0%           2           487,453
       One Tower Center                              East Brunswick, NJ       100.0%           1           420,006
       One Freedom Square                            Reston, VA                25.0%           1           414,120
       Capital Gallery                               Washington, DC           100.0%           1           396,776
       One Independence Square                       Washington, DC           100.0%           1           337,794
       One Reston Overlook                           Reston, VA                25.0%           1           312,686
       2300 N Street                                 Washington, DC           100.0%           1           276,930
       NIMA Building                                 Reston, VA               100.0%           1           263,870
       Reston Corporate Center                       Reston, VA               100.0%           2           261,046
       Lockheed Martin Building                      Reston, VA               100.0%           1           255,244
       200 West Street                               Waltham, MA              100.0%           1           248,445
       500 E Street, S.W.                            Washington, DC           100.0%           1           244,268
       One Cambridge Center                          Cambridge, MA            100.0%           1           215,385
       Sumner Square                                 Washington, DC           100.0%           1           209,320
       University Place                              Cambridge, MA            100.0%           1           195,282
       1301 New York Avenue                          Washington, DC           100.0%           1           177,249
       Eight Cambridge Center                        Cambridge, MA            100.0%           1           177,226
       Newport Office Park                           Quincy, MA               100.0%           1           168,829
       Lexington Office Park                         Lexington, MA            100.0%           2           167,277
       191 Spring Street                             Lexington, MA            100.0%           1           162,700
       10 & 20 Burlington Mall Road                  Burlington, MA           100.0%           2           156,416
       Ten Cambridge Center                          Cambridge, MA            100.0%           1           152,664
       Two Reston Overlook                           Reston, VA                25.0%           1           131,600
       Waltham Office Center                         Waltham, MA              100.0%           3           131,479
       91 Hartwell Avenue                            Lexington, MA            100.0%           1           122,135
       Montvale Center                               Gaithersburg, MD          75.0%           1           120,750
       Three Cambridge Center                        Cambridge, MA            100.0%           1           107,484
       201 Spring Street                             Lexington, MA            100.0%           1           102,500
       The Arboretum                                 Reston, VA               100.0%           1            95,584
       Bedford Business Park                         Bedford, MA              100.0%           1            90,000
       33 Hayden Avenue                              Lexington, MA            100.0%           1            79,564
       Eleven Cambridge Center                       Cambridge, MA            100.0%           1            79,322
       Decoverly Two                                 Rockville, MD            100.0%           1            77,747
       Decoverly Three                               Rockville, MD            100.0%           1            77,040
       170 Tracer Lane                               Waltham, MA              100.0%           1            73,258
       32 Hartwell Avenue                            Lexington, MA            100.0%           1            69,154
       195 West Street                               Waltham, MA              100.0%           1            63,500
       100 Hayden Avenue                             Lexington, MA            100.0%           1            55,924
       181 Spring Street                             Lexington, MA            100.0%           1            53,306
       204 Second Avenue                             Waltham, MA              100.0%           1            40,974
       92 Hayden Avenue                              Lexington, MA            100.0%           1            30,980
           Retail Space:
       Prudential Center                             Boston, MA               100.0%           1           465,483
       Embarcadero Center                            San Francisco, CA        100.0%           -           358,012
                                                                                        ------------    ----------
     Subtotal for Class A Office Properties..........................................         79        22,232,620
                                                                                        ------------    ----------

R & D Properties:
       Bedford Business Park                         Bedford, MA              100.0%           2           383,704
       910 Clopper Road                              Gaithersburg, MD         100.0%           1           180,758
       Fullerton Square                              Springfield, VA          100.0%           2           178,294
       Hilltop Business Center                       South San Francisco, CA   35.7%           9           144,391
       7601 Boston Boulevard, Building Eight         Springfield, VA          100.0%           1           103,750

                                                                                                           Net
                                                                                                         Rentable
                                                                              Percent       Number        Square
       Property Name                                 Location                Ownership   of Buildings      Feet
       -------------                                 --------                ---------   ------------   ----------
       7435 Boston Boulevard, Building One           Springfield, VA          100.0%           1           103,557
       8000 Grainger Court, Building Five            Springfield, VA          100.0%           1            90,465
       7700 Boston Boulevard, Building Twelve        Springfield, VA          100.0%           1            82,224
       7500 Boston Boulevard, Building Six           Springfield, VA          100.0%           1            79,971
       7501 Boston Boulevard, Building Seven         Springfield, VA          100.0%           1            75,756
       7600 Boston Boulevard, Building Nine          Springfield, VA          100.0%           1            69,832
       Fourteen Cambridge Center                     Cambridge, MA            100.0%           1            67,362
       164 Lexington Road                            Billerica, MA            100.0%           1            64,140
       7450 Boston Boulevard, Building Three         Springfield, VA          100.0%           1            60,827
       930 Clopper Road                              Gaithersburg, MD         100.0%           1            59,838
       Sugarland Business Park Two                   Herndon, VA              100.0%           1            59,215
       7374 Boston Boulevard, Building Four          Springfield, VA          100.0%           1            57,321
       Sugarland Business Park One                   Herndon, VA              100.0%           1            52,797
       8000 Corporate Court, Building Eleven         Springfield, VA          100.0%           1            52,539
       7451 Boston Boulevard, Building Two           Springfield, VA          100.0%           1            47,001
       17 Hartwell Avenue                            Lexington, MA            100.0%           1            30,000
       7375 Boston Boulevard, Building Ten           Springfield, VA          100.0%           1            28,780
                                                                                         ------------   ----------
     Subtotal for R & D Properties.....................................................       32         2,072,522
                                                                                         ------------   ----------
Subtotal for Office Properties.........................................................      111        24,305,142
                                                                                         ------------   ----------

Industrial Properties
       2391 West Winton Avenue                       Hayward, CA              100.0%           1           220,213
       40-46 Harvard Street                          Westwood, MA             100.0%           1           169,273
       38 Cabot Boulevard                            Langhorne, PA            100.0%           1           161,000
       6201 Columbia Park Road, Building Two         Landover, MD             100.0%           1           100,337
       2000 South Club Drive, Building Three         Landover, MD             100.0%           1            83,608
       25-33 Dartmouth Street                        Westwood, MA             100.0%           1            78,045
       1950 Stanford Court, Building One             Landover, MD             100.0%           1            53,250
       560 Forbes Boulevard                          South San Francisco, CA   35.7%           1            40,000
       430 Rozzi Place                               South San Francisco, CA   35.7%           1            20,000
                                                                                         ------------   ----------
Subtotal for Industrial Properties.....................................................        9           925,726
                                                                                         ------------   ----------
Subtotal for In-service Class A Office, R&D and In120trial Properties..................      120        25,230,868
                                                                                         ------------   ----------

Development Properties (Class A Office)
       Market Square North                           Washington, D.C.          50.0%           1           409,843
       Orbital Sciences Phase 1                      Dulles, VA               100.0%           2           185,028
       New Dominion Technology Park                  Herndon, VA              100.0%           1           235,201
       111 Huntington                                Boston, MA               100.0%           1           890,000
       Times Square 5                                New York, NY             100.0%           1         1,099,154
       302 Carnegie Center                           Princeton, NJ            100.0%           1            64,565
       Orbital Sciences Phase 2                      Dulles, VA               100.0%           1           160,502
       140 Kendrick Street                           Needham, MA              100.0%           3           381,000
       2600 Tower Oaks Boulevard                     Rockville, MD            100.0%           1           178,216
                                                                                         ------------   ----------
Subtotal for Development Properties....................................................       12         3,603,509
                                                                                         ------------   ----------
Consolidated total for all Properties..................................................      132        28,834,377
                                                                                         ------------   ----------

Hotel Properties:                                                                                                     Rooms
                                                                                                                      -----
       Long Wharf Marriott                           Boston, MA               100.0%           1           420,000        402
       Cambridge Center Marriott                     Cambridge, MA            100.0%           1           330,400        431
       Residence Inn by Marriott                     Cambridge, MA            100.0%           1           187,474        221
                                                                                         ------------   ----------     ------
Subtotal for Hotel Properties..........................................................        3           937,874       1054
                                                                                         ============   ==========     ======

Garage Properties:
       Cambridge Center North Garage                 Cambridge, MA            100.0%           1           332,442
       Structured Parking                                                                      -         5,518,779
                                                                                         ------------   ----------
Subtotal for parking...................................................................        1         5,851,221
                                                                                         ------------   ----------


Total in-service and development properties                                                   136       35,623,472
                                                                                         ============   ==========

Item 3.   Legal Proceedings

     Neither we, nor our affiliates, are presently subject to any material litigation or, to our knowledge, have any litigation been threatened against us or our affiliates other than routine actions and administrative proceedings substantially all of which are expected to be covered by liability or other insurance and in the aggregate are not expected to have a material adverse effect on our business or financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 1999.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     Our common stock is listed on the New York Stock Exchange under the symbol "BXP". The high and low closing sales prices for the periods indicated in the table below were:

  Quarter Ended         High       Low      Distributions
  -------------         ----       ---      -------------
December 31, 1999     $31  1/8    $27 1/2     $.450 (a)
September 30, 1999     35  5/8     30 5/16     .450
June 30, 1999          37  1/8     31 1/4      .425
March 31, 1999         37          28 3/4      .425
December 31, 1998      32  1/2     26 5/8      .425
September 30, 1998     34 11/16    23 7/8      .425
June 30, 1998          35 15/16    32 1/16     .405
March 31, 1998         35  7/8     32 1/2      .405
December 31, 1997      34  3/8     30          .405
September 30, 1997     33  1/4     26 5/8      .405
June 30, 1997          27  1/4     26 1/6      .035

(a) Paid on January 28, 2000 to stockholders of record on December 30, 1999.

     At March 14, 2000, we had approximately 381 shareholders of record. This does not include beneficial owners for whom Cede & Co. or others act as nominee.

     We have adopted a policy of paying regular quarterly distributions on our common stock and cash distributions have been paid on our common stock since our initial public offering.

     In order to maintain our qualification as a REIT, we must make annual distributions to our shareholders of at least 95% of our taxable income (not including net capital gains). Distributions for Federal Income Tax purposes totaled $2.08 per share in 1999 ($1.30 of which was declared and paid during 1999). We intend that any dividend paid in respect of our common stock during the last quarter of each year will, if necessary, be adjusted to satisfy the REIT requirement that at least 95% of taxable income for such taxable year be distributed.

Item 6.   Selected Financial Data

     The following sets forth our selected financial and operating data for Boston Properties, Inc., and Boston Properties Limited Partnership, together with their subsidiaries on a historical consolidated basis and for our predecessor business on a historical combined basis. The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

     Historical operating results for Boston Properties, Inc., and Boston Properties Limited Partnership, together with their subsidiaries and for our predecessor business, including net income, may not be comparable to our future operating results.

Selected Financial Data

                                                                      ---------------------------------------------------------
                                                                                           The Company
                                                                      ---------------------------------------------------------
                                                                                                                    Period from
                                                                           Year                 Year              June 23, 1997
                                                                           ended                ended                        to
(in thousands, except per share data)                                 December 31, 1999   December 31, 1998   December 31, 1997
---------------------------------------------------------------------------------------   -----------------   -----------------
Statement of Operations Information
Total revenue                                                         $         786,564   $         513,847   $         145,643
                                                                      -----------------   -----------------   -----------------
Expenses:
    Property                                                                    249,268             150,490              40,093
    Hotel                                                                             -                   -                   -
    General and administrative                                                   29,455              22,504               6,689
    Interest                                                                    205,410             124,860              38,264
    Depreciation and amortization                                               120,059              75,418              21,719
                                                                      -----------------   -----------------   -----------------
    Income (loss) before minority interests and joint venture income            182,372             140,575              38,878
    Income from unconsolidated joint ventures                                       468                   -                   -
    Minority interests                                                          (69,531)            (41,982)            (11,652)
                                                                      -----------------   -----------------   -----------------
    Income before gain on sale                                                  113,309              98,593              27,226
    Gain on sale of real estate, net of minority interest                         6,467                   -                   -
                                                                      -----------------   -----------------   -----------------
    Income (loss) before extraordinary items                                    119,776              98,593              27,226
    Extraordinary gain (loss), net of minority interest                               -              (5,481)              7,925
                                                                      -----------------   -----------------   -----------------
    Net income (loss) before preferred dividend                                 119,776              93,112              35,151
    Preferred dividend                                                           (5,829)                  -                   -
                                                                      -----------------   -----------------   -----------------
    Net income (loss) available to common shareholders                $         113,947   $          93,112   $          35,151
                                                                      =================   =================   =================
    Basic earnings per share:
      Income before extraordinary items                               $            1.72   $            1.62   $            0.70
      Extraordinary gain (loss), net                                                  -               (0.09)               0.21
                                                                      -----------------   -----------------   -----------------
      Net income                                                      $            1.72   $            1.53   $            0.91
                                                                      =================   =================   =================
      Weighted average number of common shares  outstanding                      66,235              60,776              38,694
    Diluted earnings per share:
      Income before extraordinary items                               $            1.71   $            1.61   $            0.70
      Extraordinary gain (loss), net                                                  -               (0.09)               0.20
                                                                      -----------------   -----------------   -----------------
      Net income                                                      $            1.71   $            1.52   $            0.90
                                                                      =================   =================   =================
      Weighted average number of common and common equivalent
        shares outstanding                                                       66,776              61,308              39,108

Balance Sheet Information:
    Real estate, gross                                                $       5,612,258   $       4,917,193   $       1,796,500
    Real estate, net                                                          5,141,667           4,559,809           1,502,282
    Cash                                                                         12,035              12,166              17,560
    Total assets                                                              5,434,772           5,235,087           1,672,521
    Minority interests                                                          781,962           1,079,234             100,636
    Redeemable Preferred Stock                                                  100,000                   -                   -
    Total indebtedness                                                        3,321,584           3,088,724           1,332,253
    Stockholders' and owners' equity (deficit)                                1,057,564             948,481             175,048

Other Information:
    Funds from Operations (1)                                         $         266,631   $         205,209   $          60,008
    Funds from Operations (Company's share) (1)                                 196,101             153,045              42,258
    Dividends per share                                                            1.75                1.64                1.62 a
    Cash flow provided by operating activities                                  303,366             215,287              46,146
    Cash flow used in investing activities                                     (657,727)         (2,179,215)           (519,743)
    Cash flow provided by (used in) financing activities                        354,230           1,958,534             491,157

                                                                      ---------------------------------------------------------
                                                                                        The Predecessor Group
                                                                      ---------------------------------------------------------
                                                                            Period from
                                                                        January 1, 1997
                                                                                     to         Year ended December 31,
(in thousands, except per share data)                                     June 22, 1997         1996                1995
---------------------------------------------------------------------------------------   -----------------   -----------------
Statement of Operations Information
Total revenue                                                         $         129,818   $         269,933   $         248,725
Expenses:
    Property                                                                     27,032              58,195              55,421
    Hotel                                                                        22,452              46,734              44,018
    General and administrative                                                    5,116              10,754              10,372
    Interest                                                                     53,324             109,394             108,793
    Depreciation and amortization                                                17,054              36,199              33,828
                                                                      -----------------   -----------------   -----------------
    Income (loss) before minority interests and joint venture income              4,840               8,657              (3,707)
    Income from unconsolidated joint ventures                                         -                   -                   -
    Minority interests                                                             (235)               (384)               (276)
                                                                      -----------------   -----------------   -----------------
    Income before gain on sale                                                    4,605               8,273              (3,983)
    Gain on sale of real estate, net of minority interest                             -                   -                   -
                                                                      -----------------   -----------------   -----------------
    Income (loss) before extraordinary items                                      4,605               8,273              (3,983)
    Extraordinary gain (loss), net of minority interest                               -                (994)                  -
                                                                      -----------------   -----------------   -----------------
    Net income (loss) before preferred dividend                                   4,605               7,279              (3,983)
    Preferred dividend                                                                -                   -                   -
                                                                      -----------------   -----------------   -----------------
    Net income (loss) available to common shareholders                $           4,605   $           7,279   $          (3,983)
                                                                      =================   =================   =================

    Basic earnings per share:
      Income before extraordinary items                                               -                   -                   -
      Extraordinary gain (loss), net                                                  -                   -                   -
      Net income                                                                      -                   -                   -
      Weighted average number of common shares outstanding                            -                   -                   -
    Diluted earnings per share:
      Income before extraordinary items                                               -                   -                   -
      Extraordinary gain (loss), net                                                  -                   -                   -
      Net income                                                                      -                   -                   -
      Weighted average number of common and common equivalent
       shares outstanding                                                             -                   -                   -

Balance Sheet Information:
    Real estate, gross                                                                -   $       1,035,571   $       1,012,324
    Real estate, net                                                                  -             771,660             773,810
    Cash                                                                              -               8,998              25,867
    Total assets                                                                      -             896,511             922,786
    Minority interests                                                                -                   -                   -
    Redeemable Preferred Stock                                                        -                   -                   -
    Total indebtedness                                                                -           1,442,476           1,401,408
    Stockholders' and owners' equity (deficit)                                        -            (576,632)           (506,653)

Other Information:
    Funds from Operations (1)                                         $          21,450   $          36,318   $          29,151
    Funds from Operations (Company's share) (1)                                       -                   -                   -
    Dividends per share                                                               -                   -                   -
    Cash flow provided by operating activities                                   25,090              55,907              29,092
    Cash flow used in investing activities                                      (32,844)            (34,315)            (36,844)
    Cash flow provided by (used in) financing activities                          9,266             (38,461)            (12,670)

    a - annualized

(1) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts in March 1995 defines funds from operations as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. During 1999, the National Association of Real Estate Investment Trusts clarified the definition of funds from operations to include non-recurring events, except for those that are defined as "extraordinary items" under accounting principles generally accepted in the United States and gains and losses from sales of depreciable operating properties. This clarification is effective for periods ending subsequent to January 1, 2000. We will adopt this definition for the quarter ending March 31, 2000. We believe that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. We compute funds from operations in accordance with standards established by the National Association of Real Estate Investment Trusts which may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current National Association of Real Estate Investment Trusts definition or that interpret the current National Association of Real Estate Investment Trusts definition differently. Funds from operations does not represent cash generated from operating activities determined in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income (determined in accordance with accounting principles generally accepted in the United States) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

Our funds from operations for the respective periods is calculated as follows:

                             Funds from Operations

                                                                                   The Company
                                                                     ------------------------------------------   ------------------
                                                                                                 Period from         Period from
                                                                     ----------------------
                                                                     Year ended December 31,   June 23, 1997 to   January 1, 1997
                                                                     ----------------------
(in thousands)                                                          1999         1998      December 31, 1997  to June 22, 1997
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interests and joint venture income     $ 182,372    $ 140,575            $  38,878        $   4,840

Add:
   Real estate depreciation and amortization                           119,583       74,649               21,417           16,808
   Income from unconsolidated joint venture                                468            -
Less:
   Minority property partnership's share
     of Funds from Operations                                           (3,681)      (4,185)                (287)            (198)
   Preferred dividends and distributions                               (32,111)      (5,830)                   -                -
   Non-recurring item - significant lease termination fee                    -            -                    -                -
                                                                     ---------    ---------            ---------        ---------

Funds from operations                                                $ 266,631    $ 205,209            $  60,008        $  21,450
                                                                     =========    =========            =========        =========

Funds from operations available to common shareholders               $ 196,101    $ 153,045            $  42,258                -
                                                                     =========    =========            =========        =========

Weighted average shares outstanding - basic                             66,235       60,776               38,694                -
                                                                     =========    =========            =========        =========

Weighted average shares outstanding - diluted                           79,473       62,443               39,108                -
                                                                     =========    =========            =========        =========

Reconciliation to Diluted Funds from Operations:

                                                                         For the year ended                For the year ended
                                                                         December 31, 1999                December 31, 1998
                                                                   ----------------------------        --------------------------
                                                                     Income         Shares               Income          Shares
(in thousands)                                                     (Numerator)    (Denominator)        (Numerator)   (Denominator)
------------------------------------------------------------------------------------------------------------------------------------
Basic Funds from Operations                                          $ 266,631       90,058            $ 205,209           81,487
Effect of Dilutive Securities
   Convertible Preferred Units                                          26,428       10,360                2,819            1,135
   Convertible Preferred Stock                                           5,834        2,337                    -                -
   Stock Options                                                             -          541                    -              532
                                                                     ---------    ---------            ---------        ---------
Dilutive Funds from Operations                                       $ 298,893      103,296            $ 208,028           83,154
                                                                     ---------    ---------            ---------        ---------
Company's share of Diluted Funds from Operations                     $ 229,961       79,473            $ 156,215           62,443
                                                                     =========    =========            =========        =========

                                                                       The Predecessor Group
                                                                     -------------------------

                                                                     -------------------------
                                                                      Year ended December 31,
                                                                     -------------------------
(in thousands)                                                          1996           1995
----------------------------------------------------------------------------------------------
Income (loss) before minority interests and joint venture income      $   8,657      $  (3,707)

Add:
   Real estate depreciation and amortization                             35,643         33,240
   Income from unconsolidated joint venture
Less:
   Minority property partnership's share
     of Funds from Operations                                              (479)          (382)
   Preferred dividends and distributions                                      -              -
   Non-recurring item - significant lease termination fee                (7,503)             -
                                                                      ---------      ---------

Funds from operations                                                 $  36,318      $  29,151
                                                                      =========      =========

Funds from operations available to common shareholders                        -              -
                                                                      =========      =========

Weighted average shares outstanding - basic                                   -              -
                                                                      =========      =========

Weighted average shares outstanding - diluted                                 -              -
                                                                      =========      =========

Reconciliation to Diluted Funds from Operations:

                                                                           For the period from
                                                                     June 23, 1997 to December 31, 1997
                                                                     ----------------------------------
                                                                         Income               Shares
(in thousands)                                                         (Numerator)         (Denominator)
-------------------------------------------------------------------------------------------------------
Basic Funds from Operations                                             $ 60,008               54,950
Effect of Dilutive Securities
   Convertible Preferred Units                                                 -
   Convertible Preferred Stock                                                 -
   Stock Options                                                               -                  414
                                                                        --------             --------
Dilutive Funds from Operations                                          $ 60,008               55,364
                                                                        ========             ========
Company's share of Diluted Funds from Operations                        $ 42,258               39,108
                                                                        ========             ========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the selected financial data and the historical consolidated and combined financial statements and related notes thereto.

Forward-Looking Statements

     Statements made under the caption "Risk Factors," elsewhere in this Form 10-K, in our press releases, and in oral statements we make by or with the approval of our authorized executives are "forward-looking statements" within the meaning of federal securities laws. When we use the words "anticipate," "assume," "believe," "estimate," "expect," "intend" and other similar expressions, they generally identify forward-looking statements. Forward-looking statements include, for example, statements relating to acquisitions and related financial information, development activities, business strategy and prospects, future capital expenditures, sources and availability of capital, environmental and other regulations and competition.

     You should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and could materially affect our actual results, performance or achievements. Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

     . we are subject to general risks affecting the real estate industry, such as the need to enter into new leases or renew leases on favorable terms to generate rental revenues, and dependence on our tenants' financial condition;

     . we may fail to identify, acquire, construct or develop additional properties; we may develop properties that do not produce a desired yield on invested capital; or we may fail to effectively integrate acquisitions of properties or portfolios of properties;

     . financing may not be available, or may not be available on favorable terms;

     . we need to make distributions to our stockholders for us to qualify as a real estate investment trust, and if we need to borrow the funds to make such distributions such borrowings may not be available on favorable terms;

     . we depend on the primary markets where our properties are located and these markets may be adversely affected by local economic and market conditions which are beyond our control;

     .    we are subject to potential environmental liabilities;

     . we are subject to complex regulations relating to our status as a real estate investment trust and would be adversely affected if we failed to qualify as a real estate investment trust; and

     . market interest rates could adversely affect the market prices for our common stock, as well as our performance and cash flow.

     We caution you that, while forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. In addition, we disclaim any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

     We are one of the largest owners and developers of office and industrial properties in the United States, concentrated in the Northeast Corridor from Virginia to Greater Boston and in Greater San Francisco. We are a fully integrated self-administered and self-managed real estate investment trust or "REIT." We conduct substantially all our business through Boston Properties Limited Partnership. At December 31, 1999, we owned 136 properties totaling
35.6 million net rentable square feet, including 12 properties currently under development. Our properties consisted of 123 office properties, including 91 Class A office buildings and 32 properties that support both office and technical uses; nine industrial properties; three hotels, and one parking garage.

     In 1999, we continued to identify and complete attractive acquisitions and development transactions. During 1999, we added 1.1 million net rentable square feet to our portfolio by completing acquisitions totaling approximately $225.2 million and completing developments totaling approximately $172.5 million. In addition, as of December 31, 1999, we had construction in progress representing a total anticipated investment of approximately $1.1 billion and a total of approximately 3.6 million net rentable square feet.

     We are focused on increasing the cash flow from our existing portfolio of properties by maintaining high occupancy levels and increasing effective rents. On the 2,418,392 square feet of second generation space renewed or re-leased during the year, new net rents were on average approximately 28.4% higher than the expiring net rents. At December 31 1999, our portfolio of office and industrial properties was 97.1% occupied.

     We also continue to strengthen our balance sheet. In May 1999, we raised $149.0 million in equity capital (before offering expenses) by completing an offering of our common stock. In 1999 we also issued shares of our common and preferred stock and common and preferred units in Boston Properties Limited Partnership that were valued when issued at $114.4 million to acquire properties.

Results of Operations

     The following discussion is based on our consolidated financial statements and the combined financial statements of our predecessor companies, as applicable, as of December 31, 1999, 1998 and for the years ended December 31, 1999, 1998, and 1997.

     Since January 1, 1997, we have increased our total portfolio from 74 properties to 136 properties and from 10.9 million net rentable square feet to
35.6 million net rentable square feet. As a result of this rapid growth of our total portfolio, the financial data presented below shows significant changes in revenues and expenses from period to period. We do not believe our period to period financial data are comparable. Therefore, the comparison of operating results for the years ended December 1999, 1998 and 1997 show changes resulting from properties that we owned for all of both periods compared (which we refer to as our "Same Property Portfolio") and the changes attributable to our total portfolio.

Comparison of the year ended December 31, 1999 to the year ended December 31,
1998

     The table below shows selected operating information for our total portfolio and the 76 buildings acquired or placed in service on or prior to January 1, 1998 (which comprise the Same Property Portfolio for the years ended December 31, 1999 and 1998).

                            (dollars in thousands)

                                                     Same Property Portfolio                        Total Portfolio
                                               -------------------------------------    ---------------------------------------
                                                                   Increase/                                Increase/
(dollars in thousands)                           1999      1998   (Decrease) % Change     1999      1998   (Decrease)  % Change
-------------------------------------------------------------------------------------------------------------------------------
Revenues:
 Rental Revenue                                $353,470  $337,886  $ 15,584    4.61%    $765,417  $487,577  $277,840     56.98%
 Development and management services                  -         -         -       -       14,708    12,411     2,297     18.51%
 Interest and other                                   -         -         -       -        6,439    13,859    (7,420)   -53.54%
                                               -------------------------------------    ---------------------------------------
  Total revenue                                 353,470   337,886    15,584    4.61%     786,564   513,847   272,717     53.07%
                                               -------------------------------------    ---------------------------------------
Expenses:
 Operating                                      104,048   100,726     3,322    3.30%     249,268   150,490    98,778     65.64%
                                               -------------------------------------    ---------------------------------------
 Net operating income                           249,422   237,160    12,262    5.17%     537,296   363,357   173,939     47.87%
                                               -------------------------------------    ---------------------------------------
 General and administrative                           -         -         -       -       29,455    22,504     6,951     30.89%
 Interest                                             -         -         -       -      205,410   124,860    80,550     64.51%
 Depreciation and amortization                   51,494    50,083     1,411    2.82%     120,059    75,418    44,641     59.19%
                                               -------------------------------------    ---------------------------------------
 Income before minority interests
  and joint venture income                     $197,928  $187,077  $ 10,851    5.80%    $182,372  $140,575  $ 41,797     29.73%
                                               =====================================    =======================================

     The increase in rental revenues in our Same Property Portfolio for these years is primarily a result of an overall increase in rental rates on new leases and rollovers, offset by a small decrease in occupancy from year to year and an increase in termination fees from $0.7 million to $2.3 million. The occupancy for our Same Property Portfolio decreased from 97.8% as of December 31, 1998 to 97.4% as of December 31, 1999. The increase in rental revenues in our total portfolio is a result of properties we acquired or placed-in-service after January 1, 1998.

     The increase in development and management income on our total portfolio is a result of fees earned on new projects we began during the year, and increased fees on projects in process.

     The decrease in interest and other income in our total portfolio is a result of less cash and cash equivalents on deposit during 1999. During 1998, our average cash balances were higher due to $765.0 million of net proceeds received from the public offering of our common stock in January 1998.

     Property operating expenses (real estate taxes, utilities, repairs and maintenance, cleaning and other property related expenses) in our Same Property Portfolio for these years increased mainly due to real estate taxes. Real estate taxes increased approximately $1.0 million due to higher property tax assessments. Small increases in other property-related expenses account for the remaining increase. Property operating expenses in our total portfolio increased mainly due to properties we acquired or placed-in service after to January 1, 1998.

     General and administrative expenses increased due to the significant increase in the size of our total portfolio since January 1, 1998. We hired additional employees as a result of acquisitions and incurred increased expenses due to our continuing to operate as a public company.

     Interest expense for our total portfolio increased due to an increase in mortgage indebtedness and an increase in our use of our unsecured revolving line of credit.

     Depreciation and amortization expenses for our Same Property Portfolio for these years increased as a result of capital and tenant improvements made during 1999. Depreciation and amortization expense for our total portfolio increased as a result of properties we acquired or placed-in-service after January 1, 1998 and related capital and tenant improvements.

Comparison of the year ended December 31, 1998 to the year ended December 31,
1997

     The table below shows selected operating information for our total portfolio and the 67 buildings acquired or placed in service on or prior to January 1, 1997 (which comprise the Same Property Portfolio for the years ended December 31, 1998 and 1997.)

                            (dollars in thousands)

                                                     Same Property Portfolio                        Total Portfolio
                                               -------------------------------------    ---------------------------------------
                                                                   Increase/                                Increase/
(dollars in thousands)                           1998      1997   (Decrease) % Change     1998      1997   (Decrease)  % Change
-------------------------------------------------------------------------------------------------------------------------------
Revenues:
 Rental Revenue                                $226,846  $209,442 $  17,404     8.31%   $487,577  $233,443  $254,134    108.86%
 Hotel Revenue                                        -    31,185   (31,185) -100.00%          -    31,185   (31,185)  -100.00%
 Development and management services                  -         -         -        -      12,411     7,498     4,913     65.52%
 Interest and other                                   -         -         -        -      13,859     3,335    10,524    315.56%
                                               -------------------------------------    ---------------------------------------
  Total revenue                                 226,846   240,627   (13,781)   -5.73%    513,847   275,461   238,386     86.54%
                                               -------------------------------------    ---------------------------------------
Expenses:
 Operating                                       64,427    58,549     5,878    10.04%    150,490    67,125    83,365    124.19%
 Hotel Operating                                      -    22,452   (22,452) -100.00%          -    22,452   (22,452)  -100.00%
                                               -------------------------------------    ---------------------------------------
 Net operating income                           162,419   159,626     2,793     1.75%    363,357   185,884   177,473     95.48%
                                               -------------------------------------    ---------------------------------------
 General and administrative                           -         -         -        -      22,504    11,805    10,699     90.63%
 Interest                                             -         -         -        -     124,860    91,588    33,272     36.33%
 Depreciation and amortization                   36,468    34,646     1,822     5.26%     75,418    38,773    36,645     94.51%
                                               -------------------------------------    ---------------------------------------
 Income before minority interests
  and joint venture income                     $125,951  $124,980 $     971     0.78%   $140,575  $ 43,718  $ 96,857    221.55%
                                               =====================================    =======================================

     The increase in rental revenues in our Same Property Portfolio for these years is primarily a result of an overall increase in rental rates on new leases and rollovers and a small increase in occupancy from year to year offset by a decrease in termination fees from $1.2 million to $0.7 million. The occupancy for our Same Property Portfolio decreased from 97.5% as of December 31, 1997 to 97.1% as of December 31, 1998. The increase in our total portfolio is a result of the properties we acquired or placed-in-service after January 1, 1997.

     The decrease in hotel revenues for our Same Property and our total portfolio is due to hotel revenues only being earned for the period from January 1, 1997 through June 22, 1997 as a result of Boston Properties Limited Partnership entering into participating leases at the time of the initial public offering of our common stock in June 1997.

     The increase in development and management income on our total portfolio is a result of fees earned on new projects we began during the year, and increased fees on projects in process.

     The increase in interest and other income in our total portfolio is due to an increase in average cash and cash equivalents over the year due primarily to the $765.0 million of net proceeds received from the second public offering of our common stock in January 1998.

     Property operating expenses (real estate taxes, utilities, repairs and maintenance, cleaning and other property related expenses) in our Same Property Portfolio for these years increased mainly due to real estate taxes and repairs and maintenance. Real estate taxes increased approximately $3.4 million due to higher property tax assessments. Property operating expenses in our total portfolio increased mainly due to properties we acquired or placed-in-service after January 1, 1997.

     The decrease in hotel expenses for our Same Property Portfolio and our total portfolio is due to hotel expenses only being incurred for the period from January 1, 1997 through June 22, 1997 because we stopped managing our hotel properties as a result of Boston Properties Limited Partnership entering into participating leases at the time of the initial public offering of our common stock in June 1997.

     General and administrative expenses increased primarily due to the hiring of additional employees as a result of the 1997 and 1998 acquisitions and our operating as a public company.

     Interest expense for our total portfolio had a net increase as a result of interest expense resulting from us assuming and securing indebtedness on existing and acquired properties as well as interest expense resulting from continued drawdowns on our unsecured line of credit. This was offset by a decrease in interest expense resulting from the payoff of certain mortgage indebtedness during 1997 with proceeds from the initial public offering of our common stock.

     Depreciation and amortization expenses for our Same Property Portfolio for these years increased as a result of capital and tenant improvements made during 1998. Depreciation and amortization expense for our total portfolio increased as a result of properties we acquired or placed-in-service after January 1, 1997 and capital and tenant improvements.

Liquidity and Capital Resources

     Cash and cash equivalents were $12.0 million and $12.2 million at December 31, 1999 and December 31, 1998, respectively. The decrease is due to a $1.5 billion decrease in net cash used in financing activities and a $88.1 million increase in cash provided by operating activities, offset by an decrease in cash provided by investing activities of approximately $1.6 billion. Net cash provided by operating activities was $303.4 million for the year ended December 31, 1999 compared to $215.3 million for the year ended December 31, 1998.

     Net cash used for investing activities decreased from $2.2 billion for the year ended December 31, 1998 to $657.7 million for the year ended December 31, 1999. The cash used in the 1999 investing activities is due primarily to the following acquisitions of real estate assets:

Acquisitions and Developments

     . On February 10, 1999, we closed on phase two of our acquisition of Embarcadero Center. Following this closing we owned all interests in the six buildings comprising Embarcadero Center. The total purchase price (including both phases one and two) of approximately $1.2 billion was funded through the assumption or incurrence of $730.0 million of mortgage financing, the issuance of 6,213,131 Series Two and Three Preferred units of Boston Properties Limited Partnership having an aggregate value when issued of approximately $286.4 million, cash of $100.0 million from the proceeds of the sale of our Series
          A convertible redeemable preferred stock and a drawdown of approximately $97.3 million on our unsecured line of credit. In connection with the above, the proceeds from the notes receivable of $420.1 million were used to discharge the notes payable.

     . On March 26, 1999, we acquired Sumner Square, an office complex located in Washington, D.C. containing approximately 209,000 net rentable square feet. We acquired Sumner Square from related parties for approximately $32.6 million, which we funded through a drawdown on our unsecured line of credit of approximately $32.5 million and the issuance of approximately 3,252 common units of Boston Properties Limited Partnership valued when issued at approximately $0.1 million. This acquisition was reviewed and approved by a vote of our directors that did not have an interest in the transaction.

     . On April 30, 1999, we acquired 510 Carnegie Center, a 234,160 square-foot, Class A office building located in Princeton, New Jersey under the terms of the original Carnegie Center contribution agreement dated June 30, 1998. This property is located within our existing Carnegie Center Portfolio. We acquired this property from a related party for approximately $48.0 million, which we funded through the assumption of debt of approximately $28.4 million, the issuance of 57,778 Series One preferred units of Boston Properties Limited Partnership valued when issued at approximately $2.0 million and cash of approximately $17.6 million. This acquisition was reviewed and approved by a vote of our directors that did not have an interest in the transaction.

     . On May 24, 1999, we acquired a joint venture partners' 50% interest in the development rights associated with 111 Huntington Avenue at the Prudential Center in Boston, Massachusetts for approximately $12.3 million, which we funded through the issuance of 343,077 shares of our common stock. On April 27, 1999, we commenced construction of an 890,000 square-foot Class A office building at 111 Huntington Avenue.

     . On July 9, 1999, we acquired 206 Carnegie Center, a 161,763 square foot, Class A office property in Princeton, New Jersey under the terms of the original Carnegie Center contribution agreement dated June 30, 1998. This property is located within our existing Carnegie Center Portfolio. We acquired this property from a related party for approximately $27.0 million, which we funded with cash. This acquisition was reviewed and approved by a vote of our directors that did not have an interest in the transaction.

     . On August 16, 1999, we acquired the leasehold interest and related ground rent credits in the 5 Times Square development site in New York City for approximately $152.5 million, which we funded with a drawdown from our unsecured line of credit. We have commenced construction of an approximately 1.1 million square foot, 38-story, Class A office tower at this site, which is currently 100% pre-leased to Ernst & Young LLP.

     . On August 31, 1999, we acquired The Gateway, consisting of two Class A office buildings containing 487,453 net rentable square feet, and two development parcels located in South San Francisco, for approximately $117.6 million. We funded the acquisition through a draw down of approximately $113.1 million from our unsecured line of credit and our issuance of a $4.5 million promissory note.

     . During 1999, we acquired additional land parcels in various existing regions for potential future developments for an aggregate of approximately $18.2 million in cash.

     . We also funded various other development projects which were placed in service during 1999 or are currently underway. The total cash we invested in development projects during 1999 was approximately $223.9 million. We placed eight Class A office buildings and one hotel in-service as a result of a total investment during 1999 of approximately $81.9 million. We began or continued development on an additional twelve Class A office buildings and incurred approximately $142.0 million of development costs during 1999.

     Net cash provided by financing activities decreased from $2.0 billion provided for the year ended December 31, 1998 to $354.2 million for the year ended December 31, 1999. The cash provided by our 1999 financing activities is primarily attributable to the $307.5 million in proceeds received from new mortgage notes and $240.7 million in proceeds from the sale of common and preferred stock.

     Recent Equity Financing

     On May 25, 1999, we completed a public offering of 4,000,000 shares of our common stock at a price per share of $37.25. Our proceeds, net of underwriter's discount and offering costs, were approximately $140.7 million.

     Market Risk

     Market risk is the risk of loss from adverse changes in market prices and interest rates.

Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market rates. Our primary market risk results from our long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligation is affected by changes in the market interest rates. We manage our market risk by matching our projected cash inflows from operating activities, financing activities and investing activities with our projected cash outflows to fund debt payments, acquisitions, capital expenditures, including development projects, distributions and other cash requirements. Approximately 85% of our outstanding debt has fixed interest rates, which minimizes the interest rate risk until the maturity of such outstanding debt.

     We were not a party to any hedging agreements with respect to our variable rate debt as of December 31, 1999. During January 2000, we entered into three hedging agreements with a major financial institution for a total amount of approximately $450.0 million. The hedging agreements provide for a fixed interest rate when LIBOR floats between 0% and 5.80% or 5.00% and 5.60% and when LIBOR ranges from 6.35% and 7.95% for terms ranging from three to five years per the individual agreements. We will consider entering into additional hedging agreements with respect to all or a portion of our variable rate debt. We may borrow additional money with variable rates in the future. Increases in interest rates could increase our interest expense, which could affect cash flow and our ability to service our debt. As a result of the hedging agreements, decreases in interest rates could increase our interest expense as compared to the underlying variable rate debt and could force us to make payments to unwind such agreements.

     Our future earnings are dependent upon prevalent market rates. At December 31, 1999, our variable rate debt outstanding was approximately $500.9 million. At December 31, 1999, the average interest rate on our variable rate debt was approximately 7.61%. If market rates of interest on our variable rate were to increase by ten percent (approximately 76 basis points), our interest expense would increase (taking the hedging agreements into consideration) which would decrease our future cash flows by approximately $0.9 million.

     These amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions we may undertake to minimize possible effects. These analyses assume no changes in our financial structure.

Capitalization

     At December 31, 1999, our total consolidated debt was approximately $3.3
billion.   At December 31, 1999, our outstanding consolidated debt consisted of approximately $366.0 million under our unsecured line of credit, and
approximately $3.0 billion of mortgage indebtedness.   The weighted average rate
of our consolidated indebtedness was 7.14% and the weighted average maturity was approximately 5.5 years.

     Our total market capitalization was approximately $6.6 billion at December 31, 1999. Total capitalization was calculated using the December 31, 1999 closing stock price of $31.125 and includes the following: (1) 23,809,811 units of Boston Properties Limited Partnership (excluding those held by Boston Properties, Inc.), (2) an aggregate of 10,375,937 Series One,

Two and Three Preferred Units (assuming all are converted to common units of Boston Properties Limited Partnership), (3) 2,624,672 shares of preferred stock (assuming all are converted into shares of our common stock), and (4) our consolidated debt. Our total consolidated debt represented approximately 50.5% of our total market capitalization. We utilize our unsecured line of credit primarily to finance acquisitions of additional properties, for working capital purposes, and to fund the development of properties. Boston Properties, Inc. guaranteed our unsecured line of credit, which is a non-recourse obligation of Boston Properties Limited Partnership. Our ability to borrow under our unsecured line of credit is subject to our compliance with a number of customary financial and other covenants on an ongoing basis, including: (i) loan-to-value ratio against the total borrowing base not to exceed 55%, (ii) a loan-to-value ratio against the total secured borrowing base not to exceed 55%, (iii) debt service coverage ratio of 1.40 for the borrowing base and 1.50 for us as a whole for full fixed charges, (iv) a leverage ratio not to exceed 60%, (v) an interest rate applicable to any amounts drawn under our unsecured line of credit for LIBOR based loans shall be equal to a floating rate based on a spread over LIBOR equal to 90 to 120 basis points, depending on our applicable leverage ratio, but can increase to 140 basis points if the total fixed charge ratio excluding capitalized interest falls below 1.75 but not lower than 1.50, (vi) limitations on additional indebtedness and stockholders distributions, and (vii) a minimum net worth requirement.

     At December 31, 1999, we had the ability to borrow an additional $107.8 million under our unsecured line of credit. As of March 14, 2000 there was $304.0 million outstanding under our unsecured line of credit.

     We are currently negotiating for an extension on our unsecured line of credit which expires in June 2000. The extension is expected to be completed on or before March 31, 2000, although we cannot make any assurances in this regard.

     The following table sets forth certain information regarding our mortgage debt at December 31, 1999:

                   Properties                       Interest Rate        Principal Amount              Maturity Date
                   ----------                       -------------        ----------------              -------------
                                                                          (in thousands)
Prudential Center                                             6.72%           295,431          July 1, 2008
599 Lexington Avenue                                          7.00%           225,000(1)       July 19, 2005
280 Park Avenue                                               7.00%           220,000(2)       September 11, 2002
Embarcadero Center One                                        6.70%           158,278          December 10, 2008
Embarcadero Center Two                                        6.70%           158,278          December 10, 2008
Embarcadero Center Four                                       6.79%           157,270          February 1, 2008
875 Third Ave                                                 8.00%           152,956(3)       December 31, 2002
Embarcadero Center Three                                      6.40%           148,144          January 1, 2007
Two Independence Square                                       8.09%           118,330(4)       February 27, 2003
Riverfront Plaza                                              6.61%           117,891          January 21, 2008
Democracy Center                                              7.05%           109,070          April 9, 2009
Metropolitan Square                                           6.75%           105,119(5)       June 1, 2000
Embarcadero Center West Tower                                 6.50%            98,786          January 1, 2006

100 East Pratt Street                                         6.73%            93,361          November 1, 2008
Reservoir Place                                               6.88%            75,665(6)       November 1, 2006
One Independence Square                                       8.12%            75,372(4)       August 21, 2001
The Gateway                                                   7.20%            75,000(7)       September 30, 2000
2300 N Street                                                 6.88%            66,000          August 3, 2003
Capital Gallery                                               8.24%            58,172          August 15, 2006
Ten Cambridge Center and North Garage                         7.57%            40,000          March 29, 2000
10 and 20 Burlington Mall Road                                8.33%            37,000(8)       October 1, 2001
1301 New York Avenue                                            (9)            33,542          August 15, 2009
Eight Cambridge Center                                        7.73%            28,822          July 15, 2010
510 Carnegie Center                                           7.39%            27,918          January 1, 2008
Lockheed Martin Building                                      6.61%            26,784          June 1, 2008
University Place                                              6.94%            25,788          August 1, 2021
Reston Corporate Center                                       6.56%            25,283          May 1, 2008
191 Spring Street                                             8.50%            23,140          September 1, 2006
Bedford Business Park                                         8.50%            22,212          December 10, 2008
NIMA Building                                                 6.51%            21,906          June 1, 2008
212 Carnegie Center                                           7.25%            20,641          December 31, 2000
Sumner Square                                                 7.69%            20,410(10)      April 22, 2004
202 Carnegie Center                                           7.25%            19,194          December 31, 2000
214 Carnegie Center                                           8.19%            13,376(11)      October 31, 2000
111 Huntington Avenue (12)                                    8.20%            13,144          September 27, 2002
New Dominion Technology Park (13)                             7.19%             9,962          August 1, 2000
Orbital Sciences (14)                                         7.95%             9,418          August 19, 2002
101 Carnegie Center                                           7.66%             8,626          April 1, 2006
Montvale Center                                               8.59%             7,678          December 1, 2006
Newport Office Park                                           8.13%             6,199          July 1, 2001
Hilltop Business Center                                       6.81%             5,891          March 1, 2019
201 Carnegie Center                                           7.08%               527          February 1, 2010
                                                                           ----------
Total                                                                      $2,955,584
                                                                           ==========

(1) At maturity the lender has the option to purchase a 33.33% interest in this property in exchange for the cancellation of the principal balance of $225.0 million.
(2) Outstanding principal of $213,000 bears interest at a fixed rate of 7.00%. The remaining $7,000 bears interest at a floating rate equal to LIBOR + 1.00%.
(3) The principal amount and interest rate shown have been adjusted to reflect the fair value of the note. The stated principal balance at December 31, 1999 was $150,000 and the interest rate was 8.75%.
(4) The principal amount and interest rate shown have been adjusted to reflect the effective rates on the loans. The stated principal balances at December 31, 1999 were $118,344 and $75,438, respectively. The stated interest rates are 8.50% and continue at such rates through the loan expiration.
(5) The principal amount and interest rate shown have been adjusted to reflect the fair value of the note. The stated principal balance at December 31, 1999 was $104,040 and interest rate was 9.13%.
(6) The principal amount and interest rate shown have been adjusted to reflect the fair value of the note. The stated principal balance at December 31, 1999 was $66,118 and the interest rate was 9.09%.
(7) Outstanding principal bears interest at a floating rate equal to LIBOR + 1.60%.
(8) Includes outstanding indebtedness secured by 91 Hartwell Avenue and 92 and 100 Hayden Avenue.
(9) Includes outstanding principal in the amounts of $20,000, $9,000 and $4,542 which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.
(10) Outstanding principal bears interest at a floating rate equal to LIBOR + 1.50%
(11) The principal amount and interest rate shown have been adjusted to reflect the effective rate on the loan. The stated principal balance at December 31, 1999 was $13,350 and the interest rate was 8.15%.
(12) Total construction loan in the amount of $203.0 million at a variable rate of LIBOR + 2.00%.
(13) Total construction loan in the amount of $48.6 million at a variable rate of LIBOR + 1.60%.
(14) Total construction loan in the amount of $27.0 million at a variable rate of LIBOR + 1.65%.

     We have determined that our estimated cash flows and available sources of liquidity are adequate to meet our liquidity needs for the next twelve months. We believe that our principal liquidity needs for the next twelve months are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain our REIT qualifications under the Internal Revenue Code of 1986, as amended. We believe that these needs will be fully funded from cash flows provided by our operating activities.

     We expect to meet liquidity requirements for periods beyond twelve months for the costs of development, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through the issuance of additional common and preferred units of Boston Properties Limited Partnership and equity securities of Boston Properties, Inc., construction loans, the incurrence of long-term secured and unsecured indebtedness, income from operations and sales of real estate. In addition, we may finance the development, redevelopment or acquisition of additional properties by using our unsecured line of credit.

     Rental revenues, operating expense reimbursement income from tenants, and income from the operations of our majority-owned affiliate, Boston Properties Management, Inc. are our principal sources of capital used to pay our operating expenses, debt service and recurring capital expenditures. We seek to increase income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Boston Properties Management, Inc.'s sole source of income are fees generated by its office and industrial real estate management, leasing, development and construction businesses. Consequently, we believe our revenues will continue to provide the necessary funds for our operating expenses, debt service and recurring capital expenditures.

     During the year ended December 31, 1999, we paid or declared quarterly dividends totaling $1.75 per common share (consisting of $.425 related to each of the quarters ended March 31, 1999 and June 30, 1999 and $.45 related to each of the quarters ended September 30, 1999 and December 31, 1999). We intend to continue paying dividends quarterly. We expect to use cash flows from operating activities to fund dividends to stockholders.

Funds from Operations

     The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts in March 1995 defines funds from operations as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. During 1999, the National Association of Real Estate

Investment Trusts clarified the definition of funds from operations to include non-recurring events, except for those that are defined as "extraordinary items" under accounting principles generally accepted in the United States and gains and losses from sales of depreciable operating properties. This clarification is effective for periods ending subsequent to January 1, 2000. We will adopt this definition for the quarter ending March 31, 2000. We believe that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. We compute funds from operations in accordance with standards established by the National Association of Real Estate Investment Trusts which may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current National Association of Real Estate Investment Trusts definition or that interpret the current National Association of Real Estate Investment Trusts definition differently. Funds from operations does not represent cash generated from operating activities determined in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income (determined in accordance with accounting principles generally accepted in the United States) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

Environmental Matters

     Some of our properties are located in urban and industrial areas where fill or current or historical industrial uses of the areas have caused site contamination. With respect to all of our properties, independent environmental consultants have been retained in the past to conduct or update Phase I environmental assessments (which generally do not involve invasive techniques such as soil or ground water sampling) and asbestos surveys. These environmental assessments have not revealed any environmental conditions that we believe will have a material adverse effect on our business, assets or results of operations, and we are not aware of any other environmental condition with respect to any of our properties which we believe would have such a material adverse effect.

     On January 15, 1992, a property in Massachusetts was listed by the state regulatory authority as an unclassified Confirmed Disposal Site in connection with groundwater contamination. We engaged a specially licensed environmental consultant to perform the necessary investigation and assessment and to prepare submittals to the state regulatory authority. On August 1, 1997, our consultant submitted to the state regulatory authority a Phase I - Limited Site Investigation Report and Downgradient Property Status Opinion. This Opinion concluded that the property qualifies for Downgradient Property Status under the state regulatory program, which eliminates certain deadlines for conducting response actions at a site and may qualify us for liability relief under recent statutory amendments. Although we believe that the current or former owners of the upgradient source properties may ultimately be responsible for some or all of the costs of such response actions, we will take any necessary further response actions.

     An investigation at another property in Massachusetts identified groundwater contamination. We engaged a specially licensed environmental consultant to perform the necessary investigation and assessment and to prepare submittals to the state regulatory authority. On March 11, 1998, our consultant submitted to the state regulatory authority a Release Notification and Downgradient Property Status Opinion. This Opinion concluded that the property qualifies for Downgradient Property Status under the state regulatory program, which eliminates certain deadlines for conducting response actions at a site and may qualify us for liability relief under recent statutory amendments. Although we believe that the current or former owners of the upgradient source properties may ultimately be responsible for some or all of the costs of such response actions, we will take any necessary further response actions.

     In February 1999, one of our affiliates acquired from Exxon Corporation a property in Massachusetts that was formerly used as a petroleum bulk storage and distribution facility and was known by the state regulatory authority to contain soil and groundwater contamination. We anticipate development of an office park on the property. Pursuant to the property acquisition agreement, Exxon has agreed to (1) bear the liability arising from releases or discharges of oil and hazardous substances which occurred at the site prior to our ownership, (2) continue remediating such releases and discharges as necessary and appropriate to comply with applicable requirements, and (3) indemnify our affiliate for certain losses arising from preexisting site conditions, including up to $500,000 for the premium costs associated with construction-related management of contaminated soil not otherwise subject to remediation by Exxon. Any indemnity claim may be subject to various defenses. Our affiliate has engaged a specially licensed environmental consultant to perform necessary pre-construction assessment activities and to oversee the management of contaminated soil that may be disturbed in the course of construction.

     We expect that any resolution of the environmental matters relating the above will not have a material impact on our financial position, results of operations or liquidity.

Year 2000 Compliance

     The Year 2000 issue relates to how computer systems and programs will recognize and process dates after the year 1999. Most computer systems and programs, which use two digits to specify a year, if not modified prior are unable to distinguish between the year 1900 and the year 2000. This could result in system failures or miscalculations that could result in disruptions of normal business operations. The Year 2000 issue can also affect embedded technology systems and programs of a building such as elevator, security, energy, fire and safety systems. The Year 2000 issue affects virtually all companies and organizations.

     In March 1998, we formed a Year 2000 project team consisting of our personnel. Our team includes a coordinator for property management in each of our regions and a representative from our legal, risk management and information systems operations. Our project team conducts monthly meetings to coordinate a common work plan, to share information and to review the progress of activities in each region.

     Our Year 2000 project reviewed our compliance risks for computer information and building systems in three phases.

     Phase I targeted the discovery of issues, prepared an inventory of all our building and internal systems and conducted an initial assessment of risks. We sent correspondence to vendors, including equipment manufacturers, service providers, maintenance and utility companies, requesting letters regarding Year 2000 compliance for specific systems. We received responses from all vendors that we sent a request.

     In Phase I, we sent correspondence to tenants highlighting the Year 2000 issue and provided a general statement of our progress. We did not survey our tenant base; other than our largest tenant (the General Services Administration), as no single tenant represented more than 5% of our annual revenues. Due to our large tenant base, our success is not closely tied to one particular tenant. As a result, we do not believe there should be a material adverse effect on our financial condition and results of operations if a limited number of our tenants were unable to pay rent on a timely basis due to Year 2000 related problems.

     Phase II began in September 1998 and was largely completed by June 1999. It consisted of the following:
     . Continued assessment of risks, including follow up with vendor responses that we did not believe were adequate
     .    Remediation of identified compliance problems
     .    Testing of building systems

     Our Year 2000 project team adopted a test protocol and procedure. Our property managers, working with service vendors, conducted tests of building systems. By June 1999, successful tests were carried out and documented for critical building systems at each of our properties, with the exception of buildings where the tenant took full responsibility for specific building systems per the lease. Buildings where tenants took full responsibility for building systems are typically industrial or research and development properties and include 17 Hartwell Avenue in Lexington, Massachusetts, Fourteen Cambridge Center in Cambridge, Massachusetts, Virginia 95 Office Park in Springfield, Virginia, Hilltop Business Center in South San Francisco, California, 2391 West Winton Avenue in Hayward, California and 560 Forbes Boulevard in South San Francisco, California.

     As a result of our assessment and testing, we found building-card access, energy management and garage access systems to commonly require remediation. All remediation work for building systems was completed by October 1999.

     Upgrades to desktop computers and internal networks throughout the organization combined with the replacement of the electronic mail and the accounting systems during 1998 addressed Year 2000 compliance issues with core operating systems. We conducted tests of several internal systems and components to validate vendor certifications.

     Phase III began in July 1999 and included preparation of a contingency plan for each of our properties. We used a standard planning document on all of our properties. We assessed the security and support requirements of tenants for the night and weekend of December 31, 1999 and then provided for such requirements with on-site staffing presence at each of our properties, except the properties where the tenant took full responsibility for building systems under the lease. Most systems supporting the operation of a building can revert to manual operation if necessary.

     We experienced no disruptions in services during the night or weekend of December 31, 1999. We did respond to minor problems with the automatic scheduling component of an energy management system at three buildings in Washington, D.C. The systems were all from the same manufacturer. After a reset procedure, the systems resumed working properly, but we have decided to replace them in the near future at an estimated cost of $15,000 per building.

     We hosted Year 2000 information sessions for our tenants in several locations that included presentations by our representatives and outside utilities such as Con Edison in New York, Boston Edison, Bell Atlantic, Pacific Gas & Electric and the San Francisco Police Department.

     All work was performed by our current employees. No third parties were used during this process nor have we hired an employee specifically for Year 2000 issues, and as a result, the personnel costs incurred relate only to internal payroll costs.

     The total costs associated with the Year 2000 issue were not material to our financial position. The cost of remediation efforts was approximately $1.2 million, excluding costs for all internal personnel working on the project. We have incurred 100% of these costs. In most cases, the upgrade of non-compliant systems represented an acceleration of a planned replacement date.

     The discussion above regarding our Year 2000 project contains forward-looking statements within the meaning of federal securities laws. Our assessment of the impact of the Year 2000 issue may prove to be inaccurate due to a number of factors which cannot be determined with certainty, including the receipt of inaccurate compliance certification from third party vendors, inaccurate testing or assessments by our personnel of our equipment or systems, and inaccurate projections of the cost of remediation and/or replacement of affected equipment and systems. Our failure to adequately remediate or replace affected equipment or systems due to the factors cited above or for other reasons, a material increase in the actual cost of such remediation or replacement, or a failure by a third party vendor to remediate Year 2000 problems in systems that are vital to the operation of our properties or financial systems, could cause a material disruption to our business and adversely affect our results of operations and financial condition.

Newly Issued Accounting Standard

  During 1999, the Financial Standards Board issued Statements of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the Statement of Financial Accounting Standards No. 133". This statement amended Financial Accounting Standards No. 133 by deferring the effective date to fiscal quarters of all fiscal years beginning after June 15, 2000.

     We will adopt issued Statements of Financial Accounting Standards No. 137 for the fiscal year ended December 31, 2001 and do not believe it will have a material impact on our financial statements.

Inflation

  Substantially all of our leases provide for separate real estate tax and operating expense escalations over a base amount. In addition, many of our leases provide for fixed base rent increases or indexed increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases described above.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

         Approximately $2.8 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 1999 ranged from LIBOR plus 1.00% to LIBOR plus 2.00%.

                                                   Mortgage debt, including current portion (in thousands)
                                  ---------------------------------------------------------------------------------------------
                                     2000        2001        2002        2003       2004      2005+       Total        Fair
                                     ----        ----        ----        ----       ----      -----       -----        ----
Fixed Rate....................    $  228,582    150,010     387,770     212,874    32,935   1,808,479   $2,820,650   $2,820,650
Average Interest Rate.........          7.10%      7.94%       7.37%       7.53%     6.89%       6.86%        7.06%           -
Variable Rate.................    $   84,963          -      29,561           -    20,410           -   $  134,934   $  134,934

Item 8.  Financial Statements and Supplementary Data

         See "Index to Financial Statements" on page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information concerning our directors and executive officers required by
Item 10 shall be included in the Proxy Statement to be filed relating to the 2000 Annual Meeting of our stockholders and is incorporated herein by reference.

Item 11.  Executive Compensation

     The information concerning our executive compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to the 2000 Annual Meeting of our stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Beneficial Owners and Management

     The information concerning our directors and executive officers required by
Item 12 shall be included in the Proxy Statement to be filed relating to the 2000 Annual Meeting of our stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information concerning our directors and executive officers required by
Item 13 shall be included in the Proxy Statement to be filed relating to the 2000 Annual Meeting of our stockholders and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

     (a) Financial Statements and Financial Statement Schedule

     See "Index to Financial Statements" on page 58 of this Form 10-K.

     (b) Reports on Form 8-K

     We filed a report on Form 8-K on January 12, 1998 which included information regarding Item 5. We filed this Form 8-K in connection with our press release regarding the potential acquisition of The Prudential Center.

     We filed a report on Form 8-K on January 26, 1998 which included information regarding Item 5. We filed this Form 8-K in connection with our press release regarding our fourth quarter 1997 earnings.

     We filed a report on Form 8-K on February 6, 1998 which included information regarding Item 2, 5 and 7. We included in Item 7 pro forma information and exhibits. We filed this Form 8-K in connection with our acquisition of Riverfront Plaza and the Mulligan/Griffin Portfolio.

     We filed a report on Form 8-K on June 9, 1998 which included information regarding Item 5. We filed this Form 8-K in connection with information presented to investors and analysts.

     We filed a report on Form 8-K on July 15, 1998 (as amended by Form 8-K/A filed on August 25, 1998) which included information regarding Item 2, 5 and 7. We included in Item 7 pro forma information and exhibits. We filed this Form 8-K in connection with our acquisition of the Carnegie Center portfolio.

     We filed a report on Form 8-K on July 17, 1998 (as amended by Form 8-K/A filed on August 25, 1998) which included information regarding Item 2, 5 and 7. We included in Item 7 pro forma information and exhibits. We filed this Form 8-K in connection with our acquisition of The Prudential Center.

     We filed a report on Form 8-K on July 27, 1998 (as amended by Form 8-K/A filed on August 25, 1998) which included information regarding Item 2, 5 and 7. We included in Item 7 pro forma information and exhibits. We filed this Form 8-K in connection with our acquisition of Metropolitan Square.

     We filed a report on Form 8-K on October 27, 1998 which included information regarding Item 5. We filed this Form 8-K in connection with our press release regarding our third quarter 1998 earnings and information presented to investors and analysts.

     We filed a report on Form 8-K on November 25, 1998 (as amended by Form 8-K/A filed on January 26, 1999) which included information regarding Item 2, 5 and 7. We included in Item 7 pro forma information and exhibits. We filed this Form 8-K in connection with our acquisition of Embarcadero Center.

     We filed a report on Form 8-K on January 27, 1999 which included information regarding Item 5. We filed this Form 8-K in connection with our press release regarding our fourth quarter 1998 earnings.


     (c) Exhibits

     Exhibit No.    Description
     -----------    -----------

     3.1 Form of Amended and Restated Certificate of Incorporation of Boston Properties, Inc. (2)
     3.2  Form of Amended and Restated Bylaws of Boston Properties, Inc. (2)
     3.3 Amendment No. 1 to Amended and Restated By-Laws of Boston Properties, Inc.
     4.1 Form of Shareholder Rights Agreement dated as of June , 1997 between Boston Properties, Inc. and BankBoston, N.A., as Rights Agent (2)
     4.2 Form of Certificate of Designation for Series E Junior Participating Cumulative Preferred Stock, par value $.01 per share (2)
     4.3  Form of Certificate of Designations for the Series A Preferred Stock.
          (9)
     4.4  Form of Common Stock Certificate (2)
     10.1 Second Amended and Restated Agreement of Limited Partnership of
          Boston Properties Limited Partnership, dated as of June 29, 1998. (6)
     10.2 Certificate of Designations for the Series One Preferred Units, dated June 30, 1998, constituting an amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership. (6)
     10.3 Certificate of Designations for the Series Two Preferred Units, dated November 12, 1998, constituting an amendment to the Second Amendment and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership. (9)
     10.4 Certificate of Designations for the Series Three Preferred Units, dated November 12, 1998, constituting an amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership. (9)
     10.5 1997 Stock Option and Incentive Plan (2)
     10.6 Form of Noncompetition Agreement between Boston Properties, Inc. and Mortimer B. Zuckerman (2)
     10.7 Form of Employment and Noncompetition Agreement between Boston Properties, Inc. and Edward H. Linde. (2)
     10.8 Form of Employment Agreement between Boston Properties, Inc. and certain executive officers (2)

  10.9 Form of Indemnification Agreement between Boston Properties, Inc. and each of its directors and executive officers (2)
  10.10 Omnibus Option Agreement by and among Boston Properties Limited Partnership and the Grantors named therein dated as of April 9, 1997
         (2)
  10.11  Revolving Credit Agreement with BankBoston, N.A. (2)
  10.12 Form of Registration Rights Agreement among Boston Properties, Inc. and the persons named therein (2)
  10.13 Form of Lease Agreement dated as of June , 1997 between Edward H. Linde and Mortimer B. Zuckerman, as Trustees of Downtown Boston Properties Trust, and ZL Hotel LLC (2)
  10.14 Form of Lease Agreement dated as of June , 1997 between Edward H. Linde and Mortimer B. Zuckerman, as Trustees of Two Cambridge Center Trust, and ZL Hotel LLC (2)
  10.15 Option Agreement between Boston Properties Limited Partnership and Square 36 Properties Limited Partnership dated April 15, 1997 (2)
  10.16 Form of Certificate of Incorporation of Boston Properties Management, Inc (2)
  10.17  Form of By-laws of Boston Properties Management, Inc. (2)
  10.18  Form of Limited Liability Agreement of ZL Hotel LLC (2)
  10.19  Form of Option Agreement to Acquire the Property known as Sumner
         Square(2)
  10.20 Loan Modification Agreement between Lexreal Associates and Mitsui Seimei America Corporation relating to loan secured by 599 Lexington Avenue (2)
  10.21 Loan Modification and Extension Agreement by and between Southwest Market Limited Partnership, a District of Columbia limited partnership, Mortimer B. Zuckerman and Edward H. Linde and the Sumitomo Bank, Limited, for One Independence Square, dated as of September 26, 1994
         (2)
  10.22 Loan Modification and Extension Agreement by and among Southwest Market Limited Partnership, a District of Columbia limited partnership, Mortimer B. Zuckerman and Edward H. Linde and the Sumitomo Bank, Limited, for Two Independence Square, dated as of September 26, 1994
         (2)
  10.23 Construction Loan Agreement by and between the Sumitomo Bank, Limited and Southwest Market Limited Partnership, dated as of August 21, 1990
         (2)
  10.24 Construction Loan Agreement by and between the Sumitomo Bank, Limited and Southwest Market Limited Partnership for Two Independence Square, dated as of February 22, 1991 (2)
  10.25 Consent and Loan Modification Agreement regarding One Independence Square between the Sumitomo Bank, Limited and Southwest Market Limited Partnership dated as of June, 1997 (2)
  10.26 Consent and Loan Modification Agreement regarding Two Independence Square between the Sumitomo Bank, Limited and Southwest Market Limited Partnership dated as of June, 1997 (2)
  10.27 Form of Amended and Restated Loan Agreement between Square 36 Office Joint Venture and the Sanwa Bank Limited dated as of June, 1997 (2)
  10.28 Indemnification Agreement between Boston Properties Limited Partnership and Mortimer B. Zuckerman and Edward H. Linde (2)

  10.29 Compensation Agreement between Boston Properties, Inc. and Robert Selsam, dated as of August 10, 1995 relating to 90 Church Street (2)
  10.30 Contribution Agreement dated September 2, 1997 by and among Boston Properties Limited Partnership, Boston Properties, Inc. and Kenvic Associates (5)
  10.31 Lock-Up and Registration Rights Agreement dated November 21, 1997 by and among Boston Properties Limited Partnership, Boston Properties, Inc. and Kenvic Associates (1)
  10.32 Agreement dated November 21, 1997 by and between Boston Properties Limited Partnership, Boston Properties, Inc. and Kenvic Associates (1)
  10.33 Note and Mortgage Modification and Spreader Agreement between John Hancock, as lender, and Boston Properties Limited Partnership, as borrower (1)
  10.34 Agreement between Bankers Trust Company, as seller, and Boston Properties Limited Partnership, as borrower, dated September 11, 1997
         (3)
  10.35 Term loan agreement between Chase Manhattan Bank, as lender, and Boston Properties Limited Partnership, as borrower, dated September 11, 1997
         (4)
  10.36 Swap Transaction Agreement between the Chase Manhattan Bank and Boston Properties, Inc. dated November 4, 1997 (3)
  10.37 Interest Guarantee and Agreement between Chase Manhattan Bank, as lender, and Boston Properties Limited Partnership, as borrower, dated September 11, 1997 (4)
  10.38 Net Cash Flow Shortfall Guarantee and Agreement between Chase Manhattan Bank, as lender, and Boston Properties Limited Partnership, as borrower, dated September 11, 1997 (4)
  10.39 Hazardous Material Guaranty and Indemnification Agreement between Chase Manhattan Bank, as lender, and Boston Properties Limited Partnership, as borrower, dated September 11, 1997 (4)
  10.40 Amended and Restated Real Estate Purchase and Sale Contract between International Business Machines Corporation, as seller, and Boston Properties Limited Partnership, as buyer, dated October 20, 1997 (4)
  10.41 First Amendment to Revolving Credit Agreement dated July 29, 1997 by and among Boston Properties, Inc., BankBoston, N.A., and the subsidiaries of Boston Properties, Inc. and lending institutions named therein (5)
  10.42 Second Amendment to Revolving Credit Agreement dated July 30, 1997 by and among Boston Properties, Inc., BankBoston, N.A., and the subsidiaries of Boston Properties, Inc. and lending institutions named therein (5)
  10.43  Third Amendment to Revolving Credit Agreement dated September 11,
         1997 by and among Boston Properties, Inc., BankBoston, N.A., and the subsidiaries of Boston Properties, Inc. and lending institutions named therein (5)
  10.44 Fourth Amendment to Revolving Credit Agreement dated October 31, 1997 by and among Boston Properties, Inc., BankBoston, N.A., and the subsidiaries of Boston Properties, Inc. and lending institutions named therein (5)
  10.45 Environmental Indemnity and Agreement made by Boston Properties Limited Partnership in favor of John Hancock Mutual Life Insurance Company (1)
  10.46 Indemnification Agreement made by Boston Properties Limited Partnership in favor of John Hancock Mutual Life Insurance Company (1)

  10.47 10.47 Consolidation, Extension and Modification Agreement dated as of May 11, 1988 by and between Kenvic Associates and John Hancock Mutual Life Insurance Company (1)
  10.48 Modification Agreement dated as of May 30, 1990 by and between Kenvic Associates and John Hancock Mutual Life Insurance Company (1)
  10.49 Note and Mortgage Notification Agreement, dated July 23, 1992 by and between Kenvic Associates and John Hancock Mutual Life Insurance Company (2)
  10.50 Note and Mortgage Modification and Spreader Agreement dated as of December 29, 1995 by and between Kenvic Associates and John Hancock Mutual Life Insurance Company (1)
  10.51 Contribution Agreement dated November 26, 1997 Boston Properties Limited Partnership, Boston Properties LLC and the Contributors named therein. (1)
  10.52  Promissory Note dated January , 1998 between Boston Properties
         Limited Partnership and Metropolitan Life Insurance Company (1)
  10.53 Deed of Trust, Security Agreement and Fixture Filing dated January , 1998 (1)
  10.54  Unsecured Indemnity Agreement dated January , 1998 (1)
  10.55 Contribution and Conveyance Agreement concerning the Carnegie Portfolio, dated June 30, 1998 by and among Boston Properties, Inc., Boston Properties Limited Partnership, and the parties named therein as Landis Parties. (6)
  10.56 Contribution Agreement, dated June 30, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, and the parties named therein as Landis Parties. (6)
  10.57 Registration Rights and Lock-Up Agreement, dated June 30, 1998 by and among Boston Properties, Inc., Boston Properties Limited Partnership and the parties named therein as Holders. (6)
  10.58 Non-Competition Agreement, dated as of June 30, 1998, by and between Alan B. Landis and Boston Properties, Inc.. (6)
  10.59 Agreement Regarding Directorship, dated as of June 30, 1998, by and between Boston Properties, Inc. and Alan B. Landis. (6)
  10.60 Purchase and Sale Agreement, dated May 7, 1998, by and between Prudential and Boston Properties Limited Partnership. (7)
  10.61 Contribution Agreement, dated as of May 7, 1998, by and between Prudential and Boston Properties Limited Partnership. (7)
  10.62 Registration Rights Agreement, dated as of July 2, 1998, by and among the Registrant, Strategic Value Investors II, LLC and Prudential. (7)
  10.63 Contribution Agreement dated June 5, 1998, by and among Boston Properties Limited Partnership, Boston Properties LLC, Square 224 Associates and the Oliver Carr Company. (8)
  10.64 Registration Rights and Lock-up Agreement, dated as of July 9, 1998, by and between Boston Properties, Inc. and Square 224 Associates. (8)
  10.65 Purchase and Sale Agreement, dated as of November 12, 1998, by and between Two Embarcadero Center West and BP OFR LLC. (9)
  10.66 Contribution Agreement, dated as of November 12, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, Embarcadero Center

          Investors Partnership and the partners in Embarcadero Center Investors Partnership listed on Exhibit A thereto. (9)
   10.67 Contribution Agreement, dated as of November 12, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, Three Embarcadero Center West and the partners in Three Embarcadero Center West listed on Exhibit A thereto. (9)
   10.68 Three Embarcadero Center West Redemption Agreement, dated as of November 12, 1998, by and among Three Embarcadero Center West, Boston Properties Limited Partnership, BP EC West LLC, Prudential, PIC Realty Corporation and Prudential Realty Securities II, Inc.(9)
   10.69 Three Embarcadero Center West Property Contribution Agreement, dated as of November 12, 1998, by and among Three Embarcadero Center West, Prudential, PIC Realty Corporation, Prudential Realty Securities II, Inc., Boston Properties Limited Partnership, Boston Properties, Inc. and BP EC West LLC. (9)
   10.70 Registration Rights and Lock-Up Agreement, dated November 12, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership and the Holders named therein.(9)
   10.71 Third Amended and Restated Partnership Agreement of One Embarcadero Center Venture, dated as of November 12, 1998, by and between Boston Properties LLC, as managing general partner, BP EC1 Holdings LLC, as non-managing general partner, and PIC Realty Corporation, as non-managing general partner (9)
   10.72 Third Amended and Restated Partnership Agreement of Embarcadero Center Associates, dated as of November 12, 1998, by and between BP LLC, as managing general partner, BP EC2 Holdings LLC, as non-managing general partner, and PIC Realty Corporation, as non- managing general partner.
          (9)
   10.73 Second Amended and Restated Partnership Agreement of Three Embarcadero Center Venture, dated as of November 12, 1998, by and between Boston Properties LLC, as managing general partner, BP EC3 Holdings LLC, as non-managing general partner, and Prudential, as non-managing general partner. (9)
   10.74 Second Amended and Restated Partnership Agreement of Four Embarcadero Center Venture, dated as of November 12, 1998, by and between Boston Properties LLC, as managing general partner, BP EC4 Holdings LLC, as non-managing general partner, and Prudential, as non-managing general partner. (9)
   10.75 Note Purchase Agreement, dated as of November 12, 1998, by and between Prudential Realty Securities, Inc. and One Embarcadero Center Venture.
          (9)
   10.76 Note Purchase Agreement, dated as of November 12, 1998, by and between Prudential Realty Securities, Inc. and Embarcadero Center Associates.
          (9)
   10.77 Note Purchase Agreement, dated November 12, 1998, by and between Prudential Realty Securities, Inc. and Three Embarcadero Center Venture. (9)
   10.78 Note Purchase Agreement, dated November 12, 1998, by and between Prudential Realty Securities, Inc. and Four Embarcadero Center Venture. (9)
   10.79 Redemption Agreement, dated as of November 12, 1998, by and among One Embarcadero Center Venture, Boston Properties LLC, BP EC1 Holdings LLC and PIC Realty Corporation. (9)

   10.80 Redemption Agreement, dated as of November 12, 1998, by and among Embarcadero Center Associates, Boston Properties LLC, BP EC2 Holdings LLC and PIC Realty Corporation. (9)
   10.81 Redemption Agreement, dated as of November 12, 1998, by and among Three Embarcadero Center Venture, Boston Properties LLC, BP EC3 Holdings LLC and Prudential. (9)
   10.82 Redemption Agreement, dated as on November 12, 1998, by and among Four Embarcadero Center Venture, Boston Properties LLC, BP EC4 Holdings LLC and Prudential. (9)
   10.83 Option and Put Agreement, dated as of November 12, 1998, by and between One Embarcadero Center Venture and Prudential. (9)
   10.84 Option and Put Agreement, dated as of November 12, 1998, by and between Embarcadero Center Associates and Prudential. (9)
   10.85 Option and Put Agreement, dated as of November 12, 1998, by and between Three Embarcadero Center Venture and Prudential. (9)
   10.86 Option and Put Agreement, dated as of November 12, 1998, by and between Four Embarcadero Center Venture and Prudential. (9)
   10.87 Stock Purchase Agreement, dated as of September 28, 1998, by and between Boston Properties, Inc. and Prudential. (9)
   21.1   Schedule of Subsidiaries of Boston Properties, Inc. (1)
   23.1   Consent of PricewaterhouseCoopers LLP, Independent Accountants
   27.1   Financial Data Schedule


(1) Incorporated herein by reference to Boston Properties, Inc.'s Registration Statement on Form S-11 (No. 333-41449)
(2) Incorporated herein by reference to Boston Properties, Inc.'s Registration Statement on Form S-11 (No. 333-25279)
(3) Incorporated herein by reference to Boston Properties, Inc.'s Current Report on Form 8-K filed on November 25, 1997
(4) Incorporated herein by reference to Boston Properties, Inc.'s Current Report on Form 8-K/A filed on November 14, 1997
(5) Incorporated herein by reference to Boston Properties, Inc.'s Current Report on Form 8-K filed on November 26, 1997
(6) Incorporated herein by reference to Boston Properties, Inc.'s Current Report on Form 8-K filed on July 15, 1998.
(7) Incorporated herein by reference to Boston Properties, Inc.'s Current Report on Form 8-K filed on July 17, 1998.
(8) Incorporated herein by reference to Boston Properties, Inc.'s Current Report on Form 8-K filed on July 27, 1998.
(9) Incorporated herein by reference to Boston Properties, Inc.'s Current Report on Form 8-K filed on November 25, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Boston Properties, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Boston Properties, Inc.

Date
                              By:  /s/ David. G. Gaw
                              -----------------------------------------
March 24, 2000                David G. Gaw
                              Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 24, 2000                By:  /s/ Mortimer B. Zuckerman
                              -----------------------------------------
                              Mortimer B. Zuckerman
                              Chairman of the Board of Directors

                              By: /s/ Edward H. Linde
                              -----------------------------------------
                              Edward H. Linde
                              President and Chief Executive Officer

                              By: /s/ David G. Gaw
                               -----------------------------------------
                              David G. Gaw
                              Chief Financial Officer

                              By: /s/ Alan J. Particof
                               -----------------------------------------
                              Alan J. Patricof
                              Director

                              By:  /s/ Ivan G. Seidenberg
                              -----------------------------------------
                              Ivan G. Seidenberg
                              Director

                              By: /s/ Martin Turchin
                              -----------------------------------------
                              Martin Turchin
                              Director

                              By: /s/ Alan B. Landis
                              -----------------------------------------
                              Alan B. Landis
                              Director


                              By: /s/ Richard E. Salomon
                              -----------------------------------------
                              Richard E. Salomon
                              Director

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP
            INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS



                                                                                                      Page
                                                                                                      ----
Report of Independent Accountants..........................................................            59

Consolidated Balance Sheets as of December 31, 1999 and 1998...............................            60

Consolidated Statement of Operations of the Company for the year ended
     December 31, 1999 and 1998 and for the period from June 23, 1997 (inception of operations) to December 31, 1997 and Combined Statement of Operations for
     the Predecessor Group for the period from January 1, 1997 to June 22, 1997............            61

Consolidated Statement of Changes in Stockholder's Equity of the Company
     for the year ended December 31, 1999 and 1998 and for the period from
     June 23, 1997 (inception of operations) to December 31, 1997 and the
     Combined Statement of Changes in Owners' Equity for the Predecessor
     Group for the period from January 1, 1997 to June 22, 1997............................            62

Consolidated Statement of Cash Flows of the Company for the year ended
     December 31, 1999 and 1998 and for the period from June 23, 1997
     (inception of operations) to December 31, 1997 and Combined Statement of Cash Flows for the Predecessor Group for the period from January 1, 1997
     to June 22, 1997......................................................................            63

Notes to Consolidated and Combined Financial Statements....................................            64

Financial Statement Schedule - Schedule III................................................            83

All other schedules for which a provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Boston Properties, Inc.


In our opinion, the accompanying consolidated financial statements and the financial statement schedule listed in the accompanying index present fairly, in all material respects, (i) the financial position of Boston Properties, Inc. (the "Company") at December 31, 1999 and 1998, the results of operations and cash flows for the years ended December 31, 1999 and 1998 and for the period from June 23, 1997 to December 31, 1997, and (ii) as described in Note 1, the combined statement of operations and cash flow for the period from January 1, 1997 to June 22, 1997 of the Boston Properties Predecessor Group in conformity with accounting principles generally accepted in the United States. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedule, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Boston, Massachusetts
January 26, 2000, except for
Note 20 as to which the date
is March 1, 2000

                            BOSTON PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                December 31,          December 31,
                                                                                    1999                 1998
                                                                                -----------           -----------
                                                                               (in thousands, except share amounts)
                                   ASSETS

Real estate:                                                                    $ 5,612,258           $ 4,917,193
   Less: accumulated depreciation                                                  (470,591)             (357,384)
                                                                                -----------           -----------
          Total real estate                                                       5,141,667             4,559,809

Cash and cash equivalents                                                            12,035                12,166
Notes receivable                                                                          -               420,143
Escrows                                                                              40,254                19,014
Tenant and other receivables, net of allowance for doubtful accounts of
   $3,254 and $1,226, respectively                                                   28,362                40,830
Accrued rental income, net of allowance of $3,300 and $2,700, respectively           82,228                64,251
Deferred charges, net                                                                50,899                46,029
Prepaid expenses and other assets                                                    42,912                26,058
Investments in unconsolidated joint ventures                                         36,415                46,787
                                                                                -----------           -----------
      Total assets                                                              $ 5,434,772           $ 5,235,087
                                                                                ===========           ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Mortgage notes payable                                                       $ 2,955,584           $ 2,653,581
   Notes payable                                                                          -               420,143
   Unsecured line of credit                                                         366,000                15,000
   Accounts payable and accrued expenses                                             66,780                42,897
   Dividends and distributions payable                                               50,114                40,494
   Accrued interest payable                                                           8,486                 7,307
   Other liabilities                                                                 48,282                27,950
                                                                                -----------           -----------
      Total liabilities                                                           3,495,246             3,207,372
                                                                                -----------           -----------

Commitments and contingencies                                                             -                     -
                                                                                -----------           -----------
Minority interests                                                                  781,962             1,079,234
                                                                                -----------           -----------
Series A Convertible Redeemable Preferred Stock, liquidation preference $50.00 per share, 2,000,000 shares issued
   and outstanding                                                                  100,000                     -
                                                                                -----------           -----------
Stockholders' equity:
   Excess stock, $.01 par value, 150,000,000 shares
      authorized, none issued or outstanding                                              -                     -
   Common stock, $.01 par value, 250,000,000 shares
      authorized, 67,910,434 and 63,527,819 issued and
      outstanding in 1999 and 1998, respectively                                        679                   635
   Additional paid-in capital                                                     1,067,778               955,711
   Dividends in excess of earnings                                                  (10,893)               (7,865)
                                                                                -----------           -----------
      Total stockholders' equity                                                  1,057,564               948,481
                                                                                -----------           -----------
             Total liabilities and stockholders' equity                         $ 5,434,772           $ 5,235,087
                                                                                ===========           ===========

  The accompanying notes are an integral part of these financial statements.

        BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES PREDECESSOR GROUP
              CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

                                                                   The Company                      The Predecessor
                                                          ------------------------------  ---------------------------------
                                                                                             Period from       Period from
                                                          For the year ended December 31,   June 23, 1997    January 1, 1997
                                                          ------------------------------          to               to
                                                            1999                 1998     December 31, 1997   June 22, 1997
                                                          ---------            ---------  -----------------   -------------
                                                                    (in thousands, except for per share amounts)
Revenue
  Rental:
    Base rent                                             $ 646,924            $ 419,756          $ 126,401       $  80,122
    Recoveries from tenants                                  72,742               48,718             12,564          10,283
    Parking and other                                        45,751               19,103                676           3,397
                                                          ---------            ---------          ---------       ---------
       Total rental revenue                                 765,417              487,577            139,641          93,802
  Hotel                                                           -                    -                  -          31,185
  Development and management services                        14,708               12,411              3,813           3,685
  Interest and other                                          6,439               13,859              2,189           1,146
                                                          ---------            ---------          ---------       ---------
       Total revenue                                        786,564              513,847            145,643         129,818
                                                          ---------            ---------          ---------       ---------

Expenses
  Operating - rental                                        249,268              150,490             40,093          27,032
  Operating - hotel                                               -                    -                  -          22,452
  General and administrative                                 29,455               22,504              6,689           5,116
  Interest                                                  205,410              124,860             38,264          53,324
  Depreciation and amortization                             120,059               75,418             21,719          17,054
                                                          ---------            ---------          ---------       ---------
       Total expenses                                       604,192              373,272            106,765         124,978
                                                          ---------            ---------          ---------       ---------
Income before minority interests and joint venture income   182,372              140,575             38,878           4,840
Minority interests in property partnerships                  (4,614)              (2,554)              (215)           (235)
Income from unconsolidated joint ventures                       468                    -                  -               -
                                                          ---------            ---------          ---------       ---------
Income before minority interest in Operating Partnership    178,226              138,021             38,663           4,605
Minority interest in Operating Partnership                  (64,917)             (39,428)           (11,437)              -
                                                          ---------            ---------          ---------       ---------
Income before gain on sale                                  113,309               98,593             27,226           4,605
Gain on sale of real estate, net of minority interest         6,467                    -                  -               -
                                                          ---------            ---------          ---------       ---------
Income before extraordinary item                            119,776               98,593             27,226           4,605
Extraordinary gain (loss), net of minority interest               -               (5,481)             7,925               -
                                                          ---------            ---------          ---------       ---------
Net income before preferred dividend                        119,776               93,112             35,151           4,605
Preferred dividend                                           (5,829)                   -                  -               -
                                                          ---------            ---------          ---------       ---------
Net income available to common shareholders               $ 113,947            $  93,112          $  35,151       $   4,605
                                                          =========            =========          =========       =========

Basic earnings per share:
  Income before extraordinary items                       $    1.72            $    1.62          $    0.70               -
  Extraordinary gain (loss), net                                  -                (0.09)              0.21               -
                                                          ---------            ---------          ---------
  Net income available to common shareholders             $    1.72            $    1.53          $    0.91               -
                                                          =========            =========          =========
  Weighted average number of common shares outstanding       66,235               60,776             38,694               -
                                                          =========            =========          =========

Diluted earnings per share:
  Income before extraordinary items                       $    1.71            $    1.61          $    0.70               -
  Extraordinary gain (loss), net                                  -                (0.09)              0.20               -
                                                          ---------            ---------          ---------
  Net income available to common shareholders             $    1.71            $    1.52          $    0.90               -
                                                          =========            =========          =========
  Weighted average number of common and common
    equivalent shares outstanding                            66,776               61,308             39,108               -
                                                          =========            =========          =========

  The accompanying notes are an integral part of these financial statements.

                          BOSTON PROPERTIES, INC. AND
                      BOSTON PROPERTIES PREDECESSOR GROUP
             CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS'
                         AND OWNERS' EQUITY (DEFICIT)
                                (in thousands)

                                                               Common Stock       Additional    Dividends     Owners'
                                                               ------------         Paid-in   in excess of    Equity
                                                          Shares        Amount      Capital     Earnings     (Deficit)     Total
                                                        -----------  -----------  ----------  ------------  -----------  ----------
The Predecessor Group:
  Balance, January 1, 1997                                                                                  $  (576,632) $ (576,632)
     Contributions                                                                                                9,330       9,330
     Net income for period January 1, 1997
         through June 22, 1997                                                                                    4,605       4,605
     Distributions                                                                                              (32,125)    (32,125)
                                                        -----------  -----------  ----------  ------------  -----------  ----------
  Balance, June 22, 1997                                                                                       (594,822)   (594,822)
The Company:
  Reclassification adjustments                                                     ($594,822)                   594,822           -
  Sale of Common Stock net of Offering costs                 38,694  $       387     838,822                                839,209
  Stock issued in connection with property acquisition                                    16                                     16
  Allocation of minority interest in Operating
    Partnership                                                                      (71,669)                               (71,669)
  Net income, June 23, 1997 to December 31, 1997                                              $     35,151                   35,151
  Dividends declared                                                                               (32,837)                 (32,837)
                                                        -----------  -----------  ----------  ------------  -----------  ----------
  Stockholders' Equity, December 31, 1997                    38,694          387     172,347         2,314            -     175,048
  Sale of Common Stock net of Offering costs                 23,000          230     764,760                                764,990
  Unregistered Common Stock issued                            1,823           18      58,819                                 58,837
  Conversion of Operating Partnership Units to Common
    Stock                                                        10            -         250                                    250
  Allocation of minority interest                                                    (40,490)                               (40,490)
  Net income for the year                                                                           93,112                   93,112
  Dividends declared                                                                              (103,291)                (103,291)
  Stock options exercised                                         1            -          25                                     25
                                                        -----------  -----------  ----------  ------------  -----------  ----------
  Stockholders' Equity, December 31, 1998                    63,528          635     955,711        (7,865)           -     948,481
  Sale of Common Stock net of Offering costs                  4,000           40     140,648                                140,688
  Unregistered Common Stock issued                              343            4      12,321                                 12,325
  Conversion of operating partnership units to common
    stock                                                        10            -         260                                    260
  Allocation of minority interest                                                    (41,965)                               (41,965)
  Net income for the year                                                                          113,947                  113,947
  Dividends declared                                                                              (116,975)                (116,975)
  Shares issued pursuant to stock purchase plan                   5            -         181                                    181
  Stock options exercised                                        24            -         622                                    622
                                                        -----------  -----------  ----------  ------------  -----------  ----------
  Stockholders' Equity, December 31, 1999                    67,910  $       679  $1,067,778  $    (10,893) $         -  $1,057,564
                                                        ===========  ===========  ==========  ============  ===========  ==========

  The accompanying notes are an integral part of these financial statements.

        BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES PREDECESSOR GROUP
              CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                                                           The Company                     The Predecessor
                                                                 -------------------------------   --------------------------------
                                                                                                     Period from      Period from
                                                                 For the year ended December 31,    June 23, 1997   January 1, 1997
                                                                 -------------------------------          to             to
                                                                     1999               1998       December 31, 1997  June 22, 1997
                                                                 ------------       ------------   -----------------  -------------
                                                                                             (in thousands)
Cash flows from operating activities:
  Net income before preferred dividend                           $    119,776       $     93,112       $      35,151  $       4,605
  Adjustments to reconcile net income before
    preferred dividend to net cash provided
    by operating activities:
     Depreciation and amortization                                    120,059             75,418              21,719         17,054
    Non-cash portion of interest expense                                2,364                247                 547          1,497
    Gain on sale of real estate                                        (8,736)                 -                   -              -
    Extraordinary loss (gain)                                               -              7,743             (11,216)             -
    Income from  unconsolidated joint ventures                           (468)                 -                   -              -
    Minority interests                                                 67,186             38,760               7,659              -
  Change in assets and liabilities:
    Escrows                                                           (21,240)            (4,836)             11,429           (136)
    Tenant and other receivables, net                                  12,468            (16,372)             (5,295)        (7,114)
    Accrued rental income, net                                        (17,977)            (9,061)             (5,694)          (291)
    Prepaid expenses and other assets                                 (10,354)            (5,833)            (14,330)        (1,494)
    Accounts payable and accrued expenses                              23,277             19,075               5,611          5,220
    Accrued interest payable                                            1,179                726              (5,107)         2,021
    Other liabilities                                                  15,832             16,308               5,672          3,728
                                                                 ------------       ------------       -------------  -------------

       Total adjustments                                              183,590            122,175              10,995         20,485
                                                                 ------------       ------------       -------------  -------------

       Net cash provided by operating activities                      303,366            215,287              46,146         25,090
                                                                 ------------       ------------       -------------  -------------

Cash flows from investing activities:
  Acquisitions/additions to real estate                              (663,841)        (1,697,449)           (526,890)       (27,721)
  Tenant leasing costs                                                (11,329)           (17,979)             (2,793)        (2,550)
  Investments in joint ventures                                        10,840            (43,644)               (570)        (2,573)
  Net proceeds from sale of real estate                                13,103                  -                   -              -
  Investment in equity securities                                      (6,500)
  Notes receivable                                                          -           (420,143)                  -              -
  Cash from contributed assets                                              -                  -              10,510              -
                                                                 ------------       ------------       -------------  -------------

       Net cash used in investing activities                         (657,727)        (2,179,215)           (519,743)       (32,844)
                                                                 ------------       ------------       -------------  -------------
Cash flows from financing activities:
  Net proceeds from sales of common and preferred stock               240,688            819,103             839,209              -
  Owners' contributions                                                     -                  -                   -          9,330
  Owners' distributions                                                     -                  -                   -        (32,125)
  Borrowings on unsecured line of credit                              696,000            322,000             233,000              -
  Repayment of unsecured line of credit                              (345,000)          (540,000)                  -              -
  Repayments of mortgage notes                                        (33,362)          (159,714)           (712,338)        (3,799)
  Proceeds from mortgage notes                                        307,525          1,226,717             220,000              -
  Accounts receivable - affiliate                                           -                  -                   -           (804)
  Accounts payable - affiliate                                              -                  -             (19,983)        19,983
  Proceeds from (repayment of) notes payable                         (328,143)           420,143             (38,833)        16,716
  Dividends and distributions                                        (181,493)          (127,307)            (17,026)             -
  Proceeds from exercise of stock options                                 622                  -                   -              -
  Proceeds from employee stock purchase plan                              181                  -                   -              -
  Deferred financing and other costs                                   (2,788)            (2,408)            (12,872)           (35)
                                                                 ------------       ------------       -------------  -------------

       Net cash provided by financing activities                      354,230          1,958,534             491,157          9,266
                                                                 ------------       ------------       -------------  -------------

Net increase (decrease) in cash                                          (131)            (5,394)             17,560          1,512
Cash and cash equivalents, beginning of period                         12,166             17,560                   -          8,998
                                                                 ------------       ------------       -------------  -------------
Cash and cash equivalents, end of period                         $     12,035       $     12,166       $      17,560  $      10,510
                                                                 ============       ============       =============  =============

Supplemental disclosures:
  Cash paid for interest                                         $    218,820       $     46,422       $      36,783  $      50,917
                                                                 ============       ============       =============  =============
  Interest capitalized                                           $     16,953       $      6,933       $       1,168  $       1,111
                                                                 ============       ============       =============  =============

Non-cash investing and financing activities:
  Additions to real estate included in accounts payable          $        606       $      6,198       $         201  $       2,750
                                                                 ============       ============       =============  =============
  Mortgage notes payable assumed in connection with acquisitions $     28,331       $    496,926       $     180,000              -
                                                                 ============       ============       =============
  Issuance of minority interest in connection with acquisitions  $      2,063       $    941,318       $      28,000              -
                                                                 ============       ============       =============
  Dividends and distributions declared but not paid              $     50,114       $     40,494       $      22,539              -
                                                                 ============       ============       =============
  Notes receivable assigned in connection with an acquisition    $    420,143                  -                   -              -
                                                                 ============       ============       =============
  Notes payable assigned in connection with an acquisition       $     92,000                  -                   -              -
                                                                 ============       ============       =============
  Common stock issued in connection with acquisition             $     12,325       $      5,000       $          16              -
                                                                 ============       ============       =============
  Conversion of Operating Partnership Units to Common Stock      $        260       $        250                   -              -
                                                                 ============       ============       =============

  The accompanying notes are an integral part of these financial statements.

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

           NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)

1.  Organization and Basis of Presentation

     Organization

     Boston Properties, Inc. (the "Company"), a Delaware corporation, is a self-administered and self-managed real estate investment trust ("REIT"). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership (the "Operating Partnership") and at December 31, 1999, owned an approximate 67.36% general and limited partnership interest in the Operating Partnership. Partnership interests in the operating partnership are denominated as "common units of partnership interest" (also referred to as "OP Units") or "preferred units of partnership interest" (also referred to as "Preferred Units"). All references to OP Units and Preferred Units exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company ("Common Stock"), except that, the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. Each series of Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.

     All references to the Company refer to Boston Properties, Inc. and its subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires. The term "Predecessor Group" or "Predecessor" as used herein refers to the entities that owned interests in one or more properties that were contributed to the Company in connection with the Company's initial public offering in June 1997.

     Properties

     At December 31, 1999, the Company owned a portfolio of 136 commercial real estate properties (121 properties at December 31, 1998) (the "Properties") aggregating more than 35.6 million net rentable square feet (including 12 properties currently under development totaling approximately 3.6 million net
rentable square feet).   The Properties consist of 123 office properties,
including 91 Class A office properties and 32 Research and Development properties; nine industrial properties; three hotels, and one parking garage.
In addition, the Company owns or controls 42 parcels of land totaling 472 acres (which will support approximately 9.3 million net rentable square feet of development) and structured parking for 15,556 vehicles containing approximately
5.5 million square feet. The Company considers Class A office properties to be centrally located buildings that are professionally managed and maintained, attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)

modernized to compete with newer buildings. The Company considers Research and Development properties to be properties that support office, research and development and other technical uses.

     Basis of Presentation

     The consolidated financial statements of the Company include all the accounts of the Company, its majority-owned Operating Partnership, and subsidiaries. The financial statements reflect the properties acquired at their historical basis of accounting to the extent of the acquisition of interests from the Predecessor Group's owners who continued as investors. The remaining interests acquired for cash from those owners of the Predecessor Group who decided to sell their interests have been accounted for as a purchase and the excess of the purchase price over the related historical cost basis was allocated to real estate. The combined financial statements of the Predecessor Group include interests in properties and the third party commercial real estate development, project management and property management business. The accompanying combined financial statements for the Predecessor Group have been presented on a combined basis due to the common ownership and management of the entities included in the Predecessor Group; therefore, its combined financial statements are presented for comparative purposes. All significant intercompany balances and transactions have been eliminated.

2.  Summary of Significant Accounting Policies

Real Estate

     Real estate is stated at depreciated cost. The Company periodically reviews its properties to determine if its carrying costs will be recovered from future operating cash flows. Upon determination that an impairment has occurred, those assets shall be reduced to fair value. No such impairment losses have been recognized to date.

     The cost of buildings and improvements include the purchase price of property, legal fees and acquisition costs. The cost of buildings under development include the capitalization of interest, property taxes and other costs incurred during the period of development.

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

     Depreciation is computed on the straight-line basis over the estimated useful lives of the assets as follows:

          Land improvements                     25 to 40 years
          Buildings and improvements            10 to 40 years
          Tenant improvements                   Shorter of useful life
                                                or terms of related lease
          Furniture, fixtures, and equipment    5 to 7 years

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)

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

Deferred Charges

     Deferred charges include leasing costs and financing fees. Fees and costs incurred in the successful negotiation of leases, including brokerage, legal and other costs have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Fees and costs incurred to obtain long-term financing have been deferred and are being amortized over the terms of the respective loans on a basis that approximates the effective interest method and are included with interest expense. Fully amortized deferred charges are removed from the books upon the expiration of the lease or maturity of the debt.

Prepaid Expenses and Other Assets

     Prepaid expenses and other assets include investments in common stock and warrants of two communications companies totaling approximately $14.5 million. These securities have been recorded at cost as they are not considered marketable under Statement of Financial Accounting Standards No.115.

Offering Costs

     Underwriting commissions and offering costs have been reflected as a reduction of additional paid-in capital.

Dividends

     Earnings and profits, which will determine the taxability of dividends to shareholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes primarily in the estimated useful lives used to compute depreciation. Dividends declared represented approximately 100% ordinary income for federal income tax purposes for the year ended December 31, 1999 and 1998.

Revenue Recognition

     Base rental revenue is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenues by $17,044, $18,510 and $5,985 for the years ended December 31, 1999, 1998 and 1997, respectively. Property operating cost reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs are recognized in the period the expenses are incurred.

     Accrued rental income represents rental income earned in excess of rent payments

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)

received pursuant to the terms of the individual lease agreements, net of an allowance for doubtful accounts.

     Development fees are recognized ratably over the period of development. Management fees are recognized as revenue as they are earned.

     The estimated fair value of warrants received in conjunction with communications license agreements are recognized over the effective term of the license agreement (10 years).

Interest Expense

     Interest expense on fixed rate debt with predetermined periodic rate increases is computed using the effective interest method over the terms of the respective loans.

Earnings Per Share

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, conversion of the minority interests in the Operating Partnership and conversion of the Preferred Stock of the Company.

Reclassifications

     Certain prior-year balances have been reclassified in order to conform to current-year presentation.

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include such items as depreciation, allowances for doubtful accounts and accrued rents. Actual results could differ from those estimates.

Fair Value of Financial Instruments

     The carrying values of cash and cash equivalents, escrows, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments. Mortgage notes payable have aggregate carrying values that approximate their estimated fair values based upon the remaining maturities for certain debt and interest rates for debt with similar terms and remaining maturities. The fair value of these financial instruments were not materially different from their carrying or contract values.

Income Taxes

     The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1997. As a result, the Company generally will not be subject to federal

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)

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

     The net difference between the tax basis and the reported amounts of the Company's assets and liabilities is approximately $1,247,000 and $988,000 as of December 31, 1999 and 1998, respectively.

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

3.   Real Estate

     Real estate consisted of the following at December 31,:

                                            1999                      1998
                                   --------------------      --------------------
Land                                         $  956,222                $  926,862
Buildings and improvements                    3,962,789                 3,628,212
Tenant improvements                             186,878                   134,973
Furniture, fixtures and equipment                38,537                    35,710
Developments in process                         467,832                   191,436
                                   --------------------      --------------------
Total                                         5,612,258                 4,917,193
Less: Accumulated depreciation                 (470,591)                 (357,384)
                                   --------------------      --------------------
                                             $5,141,667                $4,559,809
                                   ====================      ====================

4.   Deferred Charges

     Deferred charges consisted of the following at December 31,:


                                            1999                  1998
                                    -----------------     ------------------
Leasing costs                                $ 69,530               $ 58,803

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

           NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)


Financing costs                                31,120                 28,128
                                    -----------------     ------------------
                                              100,650                 86,931
Less: Accumulated amortization                (49,751)               (40,902)
                                    -----------------     ------------------
                                             $ 50,899               $ 46,029
                                    =================     ==================


5.   Investments in Unconsolidated Joint Ventures

     The investments in unconsolidated joint ventures represents (i) a 25% interest in an entity which owns and operates two office buildings in Reston, VA, (ii) a 25% interest in an entity which owns and operates one office building in Reston, VA and (iii) a 50% interest in an entity which owns and operates one residential building and is developing one office building in Washington, DC. The Company also serves as development manager for these joint ventures. These investments are accounted for under the equity method. Under the equity method of accounting the net equity investment of the Company is reflected on the consolidated balance sheets.

     The combined summarized financial information of the unconsolidated joint ventures are as follows:

                                                                                         December 31,
                                                                            -------------------------------------
Balance Sheets                                                                     1999                 1998
                                                                            -----------------     ---------------
   Real estate and development in process, net                                       $236,995            $172,417
   Other assets                                                                        10,473              10,032
                                                                            -----------------     ---------------
          Total assets                                                               $247,468            $182,449
                                                                            =================     ===============

   Mortgage and construction loans payable                                           $164,185            $ 55,638
   Other liabilities                                                                    6,770              20,595
   Partners' equity                                                                    76,513             106,216
                                                                             -----------------     ---------------
          Total liabilities and partners' equity                                     $247,468            $182,449
                                                                            -----------------     ---------------
Company's share of equity                                                            $ 36,415            $ 46,787
                                                                            =================     ===============

Statement of Operations (1)                                                     Year ended
                                                                               December 31,
                                                                                   1999
                                                                               -------------
Total revenue                                                                         $12,836
Total expenses                                                                         10,383
                                                                                     --------
 Net income                                                                           $ 2,453
                                                                                     --------
Company's share of net income                                                         $   468
                                                                                     ========
(1) The in-service joint ventures commenced operations during 1999.


6.   Mortgage Notes Payable

     Mortgage notes payable comprise various loans at December 31, 1999 and 1998, respectively, each collateralized by a building and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

           NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)

through August 1, 2021. Interest rates on fixed rate mortgage notes payable aggregating approximately $2,807,075 and $2,623,847 at December 31, 1999 and 1998, respectively, range from 6.40% to 8.59% (averaging 7.06% and 7.05% at December 31, 1999 and 1998, respectively). Variable rate mortgage notes payable were approximately $102,410 and $11,417 at December 31, 1999 and 1998, respectively, with rates ranging from 1.0% above the London Interbank Offered Rate ("LIBOR") (5.82% and 5.06% at December 31, 1999 and 1998, respectively) to 1.6% above the LIBOR. Construction loans payable were approximately $32,524 and $0 at December 31, 1999 and 1998, respectively, with rates ranging from 1.6% above the LIBOR to 2.0% above LIBOR. Construction loans payable were approximately $32,524 and $0 at December 31, 1999 and 1998, respectively, with rates ranging from 1.6% above LIBOR to 2.0% above LIBOR.

     The interest rates related to the mortgage notes payable for three properties aggregating approximately $207,132 and $209,987 at December 31, 1999 and 1998, respectively, are subject to periodic scheduled rate increases. Interest expense for these mortgage notes payable is computed using the effective interest method. Additionally, mortgage notes payable on three properties aggregating approximately $320,110 and $320,484 at December 31, 1999 and 1998, respectively, have been accounted for at their fair value. The impact of using these methods decreased interest expense $4,742 and $2,656 and increased interest expense $547 for the years ended December 31, 1999, 1998 and 1997, respectively. The cumulative liability related to these adjustments is $13,575 and $18,317 at December 31, 1999 and 1998, respectively, and is included in mortgage notes payable.

     Combined aggregate principal payments of mortgage notes payable at December 31, 1999 are as follows:

     2000    $313,545
     2001     150,010
     2002     417,331
     2003     212,874
     2004      53,345

7.   Unsecured Line of Credit

     As of December 31, 1999, the Company has an agreement for a $500,000 unsecured revolving credit facility (the "Unsecured Line of Credit") maturing in June 2000. Outstanding balances under the Unsecured Line of Credit currently bear interest at a floating rate based on an increase over LIBOR from 90 to 120 basis points, depending upon the Company's applicable leverage ratio, or the lender's prime rate. The Unsecured Line of Credit requires monthly payments of interest only.

     The outstanding balance of the Unsecured Line of Credit was $366,000 and $15,000 at December 31, 1999 and 1998, respectively. The weighted average balance outstanding was approximately $256,685 and $68,293 during the year ended December 31, 1999 and 1998, respectively. The weighted average interest rate on amounts outstanding was approximately 6.50% and 6.64% during the year ended December 31, 1999 and 1998, respectively. The

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)

weighted average applicable interest rate under the Unsecured Line of Credit at December 31, 1999 was 7.53%.

     The Company's ability to borrow under the Unsecured Line of Credit is subject to the Company's ongoing compliance with a number of financial and other covenants, including, but not limited to, maintaining a certain ratio of secured indebtedness to total asset value, as defined.

8.  Commitments and Contingencies

Concentrations of Credit Risk
     Management of the Company performs ongoing credit evaluations of tenants and may require tenants to provide some form of credit support such as corporate guarantees and/or other financial guarantees. Although the Company's properties are geographically diverse and the tenants operate in a variety of industries, to the extent the Company has a significant concentration of rental revenues from any single tenant, the inability of that tenant to make its lease payments could have an adverse effect on the Company.

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

     On January 15, 1992, a property in Massachusetts was listed by the state regulatory authority as an unclassified Confirmed Disposal Site in connection with groundwater contamination. The Company engaged a specially licensed environmental consultant to perform the necessary investigation and assessment and to prepare submittals to the state regulatory authority. On August 1, 1997, such consultant submitted to the state regulatory authority a Phase I - Limited Site Investigation Report and Downgradient Property Status Opinion. This Opinion concluded that the property qualifies for Downgradient Property Status under the state regulatory program, which eliminates certain deadlines for conducting response actions at a site and may qualify the Company for liability relief under recent statutory amendments. Although the Company believes that the current or former owners of the upgradient source properties may ultimately be responsible for some or all of the costs of such response actions, the Company will

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)

take any necessary further response actions.

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

     In February 1999, an affiliate of the Company, acquired from Exxon Corporation a property in Massachusetts that was formerly used as a petroleum bulk storage and distribution facility and was known by the state regulatory authority to contain soil and groundwater contamination. The Company anticipates development of an office park on the property. Pursuant to the property acquisition agreement, Exxon has agreed to (1) bear the liability arising from releases or discharges of oil and hazardous substances which occurred at the site prior to the Company's ownership, (2) continue remediating such releases and discharges as necessary and appropriate to comply with applicable requirements, and (3) indemnify the purchaser for certain losses arising from preexisting site conditions, including up to $500,000 for the premium costs associated with construction-related management of contaminated soil not otherwise subject to remediation by Exxon. Any indemnity claim may be subject to various defenses. The affiliate has engaged a specially licensed environmental consultant to perform necessary pre-construction assessment activities and to oversee the management of contaminated soil that may be disturbed in the course of construction.

     The Company expects that any resolution of the environmental matters relating the above will not have a material impact on the financial position, results of operations or liquidity of the Company.

Development
     The Company has entered into contracts for the construction and renovation of properties currently under development. Commitments under these arrangements totaled approximately $759,501 and $94,300 at December 31, 1999 and 1998, respectively.

Sale of Property
The Operating Partnership Agreement provides that, until June 23, 2007, the Operating Partnership may not sell or otherwise transfer four designated properties in a taxable transaction without the prior written consent of the Chairman and Chief Executive Officer. In connection with the acquisition or contribution of 31 other Properties, the Company entered into similar agreements for the benefit of the selling or contributing parties which specifically state the Company will not sell or otherwise transfer the Properties in a taxable transaction until a period ranging from June 2002 to November 2008. The Operating Partnership is not required to obtain

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)

the consent from a party protected thereby if such party does not continue to hold at least a specified percentage of such party's original OP Units.

9.   Minority Interests

     Minority interests in the Company relate to the interest in the Operating Partnership and interests in a property partnership not owned by the Company. As of December 31, 1999, the minority interest in the Operating Partnership consisted of 23,809,811 OP Units and 8,713,131 Preferred Units held by parties other than the Company.

     The Preferred Units at December 31, 1999 consist of 2,500,000 Series One Preferred Units of limited partnership in the Operating Partnership (the "Series One Preferred Units"); which bear a preferred distribution of 7.25% per annum on a liquidation preference of $34.00 per unit and are convertible into OP Units at a rate of $38.25 per Preferred Unit; and 6,213,131 Series Two and Three Preferred Units of limited partnership in the Operating Partnership (the "Series Two and Three Preferred Units"), which bear a preferred distribution at an increasing rate, ranging from 5.00% to 7.00% per annum on a liquidation preference of $50.00 per unit and are convertible into OP Units at a rate of $38.10 per Preferred Unit. The preferred distribution is recognized on a straight-line basis using the effective interest method.

10.  Redeemable Preferred Stock and Stockholders' Equity

     On January 26, 1998, the Company completed a follow-on public offering of 23,000,000 shares of Common Shares at a price of $35.125 per share (including 3,000,000 shares issued as a result of the exercise of an over-allotment option by the underwriters). The proceeds to the Company, net of underwriters' discount and offering costs were approximately $765.0 million.

     On February 10, 1999, the Company issued 2,000,000 shares of Series A Convertible Redeemable Preferred Stock (the "Preferred Stock") for $100.0 million. The Preferred Stock bears a preferred dividend at an increasing rate, ranging from 5.00% to 7.00% per annum on a liquidation preference of $50.00 per share and are convertible into Common Stock at a rate of $38.10 per share. The preferred dividend is recognized on a straight-line basis using the effective interest method. These shares of Preferred Stock are not classified as equity as in certain instances they are redeemable for cash at the election of the holder after May 12, 2009 or are convertible into shares of Common Stock at the election of the holder after December 31, 2002.

     On May 24, 1999, the Company issued 343,077 unregistered shares of Common Stock for approximately $12.3 million, in connection with its acquisition of the remaining 50% interest in the development rights associated with 111 Huntington Avenue at the Prudential Center.

     On May 25, 1999, the Company completed an offering of 4,000,000 shares of Common Stock at a price per share of $37.25. The proceeds to the Company, net of underwriter's discount and offering costs, were approximately $140.7 million.

     As of December 31, 1999, the Company had 67,910,434 shares of Common Stock and 2,000,000 shares of Preferred Stock outstanding.

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)

11.  Future Minimum Rents

     The Properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2000 to 2029. The future minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of December 31, 1999, under non-cancelable operating leases, which expire on various dates through 2029, are as follows:


     Years ending December 31,
     (in thousands)

     2000           $635,204
     2001            599,237
     2002            539,212
     2003            474,853
     2004            415,046
     Thereafter      945,678

     The geographic concentration of the future minimum lease payments to be received is detailed as follows:

     Location                            (in thousands)
     --------------------------------------------------
     Greater Boston                      $  707,039
     Greater Washington, DC               1,315,187
     New Jersey and Pennsylvania            175,152
     Midtown Manhattan                      696,788
     Greater San Francisco                  715,064

     No one tenant represented more than 10.0% of the Company's total rental income for the years ended December 31, 1999 and 1998. One tenant represented 13.3% of the Company's total rental income for the year ended December 31, 1997.

12.  Segment Reporting

     In 1998, the Company adopted Statement of Financial Accounting Standards 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment' approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about product and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

     The Company has determined that its reportable segments are those that are based on the

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)

Company's method of internal reporting, which classifies its operations by both geographic area and property type. The Company's reportable segments by geographic area are: Greater Boston, Greater Washington, DC, Midtown Manhattan, Greater San Francisco, and New Jersey and Pennsylvania. Segments by property type include: Class A Office, R&D, Industrial, Hotel, and Garage.

     Asset information by reportable segment is not reported, since the Company does not use this measure to assess performance: therefore, the depreciation and amortization expenses are not allocated among segments. Development and management services revenues, interest and other revenues, general and administrative expenses and interest expense are not included in operating income, as the internal reporting addresses these on a corporate level.

     Information by Geographic Area and Property Type:
     For the year ended December 31, 1999:

                                          Greater                                                New Jersey
                        Greater           Washington,       Midtown            Greater San       and
                        Boston            DC                Manhattan          Francisco         Pennsylvania          Total
Rental Revenues:
  Class A                 $159,661           $202,323           $136,814          $158,127            $41,852         $698,777
  R&D                        5,892             18,727                  0             1,672                  0           26,291
  Industrial                 1,671              1,433                  0             1,220                675            4,999
  Hotels                    32,902                  0                  0                 0                  0           32,902
  Garage                     2,448                  0                  0                 0                  0            2,448
        Total              202,574            222,483            136,814           161,019             42,527          765,417
% of Grand Totals            26.47%             29.06%             17.87%            21.04%              5.56%          100.00%

Rental Expenses:
  Class A                   62,676             55,346             46,938            59,076             12,695          236,731
  R&D                        1,744              3,568                  0               381                  0            5,693
  Industrial                   506                450                  0               215                 83            1,254
  Hotels                     4,773                  0                  0                 0                  0            4,773
  Garage                       817                  0                  0                 0                  0              817
        Total               70,516             59,364             46,938            59,672             12,778          249,268
% of Grand Totals            28.28%             23.82%             18.83%            23.94%              5.13%          100.00%
Net Operating             $132,058           $163,119           $ 89,876          $101,347            $29,749         $516,149
 Income
% of Grand Totals            25.59%             31.60%             17.41%            19.64%              5.76%          100.00%

     For the year ended December 31, 1998:

                                          Greater                                                New Jersey
                        Greater           Washington,       Midtown            Greater San       and
                        Boston            DC                Manhattan          Francisco         Pennsylvania          Total
Rental Revenues:
  Class A                 $ 94,284           $169,882           $129,644           $18,914            $17,407         $430,131
  R&D                        5,955             17,121                  0             1,502                  0           24,578
  Industrial                 1,611              1,431                  0             1,349                789            5,180
  Hotels                    25,944                  0                  0                 0                  0           25,944
  Garage                     1,744                  0                  0                 0                  0            1,744
        Total              129,538            188,434            129,644            21,765             18,196          487,577
% of Grand Totals            26.57%             38.65%             26.59%             4.46%              3.73%          100.00%

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)

Rental Expenses:
  Class A                   36,591             45,156             44,787             7,099              5,663          139,296
  R&D                        1,808              3,644                  0               395                  0            5,847
  Industrial                   525                316                  0               305                107            1,253
  Hotels                     3,562                  0                  0                 0                  0            3,562
  Garage                       532                  0                  0                 0                  0              532
        Total               43,018             49,116             44,787             7,799              5,770          150,490
% of Grand Totals            28.59%             32.64%             29.76%             5.18%              3.83%          100.00%
Net Operating             $ 86,520           $139,318           $ 84,857           $13,966            $12,426         $337,087
 Income
% of Grand Totals            25.67%             41.33%             25.17%             4.14%              3.69%          100.00%

     For the year ended December 31, 1997 (includes the operations of the Company and the Predecessor Group):

                                        Greater                                              New Jersey
                         Greater        Washington,       Midtown         Greater San        and
                         Boston         DC                Manhattan       Francisco          Pennsylvania        Total
Rental Revenues:
  Class A                  $42,082            $87,688            $67,350                 0                  0         $197,120
  R&D                        5,420              7,848                  0            $1,314                  0           14,582
  Industrial                 1,685              1,450                  0             1,082              $ 829            5,046
  Hotels                    14,611                  0                  0                 0                  0           14,611
  Garage                     2,084                  0                  0                 0                  0            2,084
Predecessor Hotel           31,185                  0                  0                 0                  0           31,185
 Revenues
         Total              97,067             96,986             67,350             2,396                829          264,628
% of Grand Totals            36.68%             36.65%             25.45%             0.91%              0.31%          100.00%

Rental Expenses:
  Class A                   13,445             23,659             23,341                 0                  0           60,445
  R&D                        1,398              1,415                  0               452                  0            3,265
  Industrial                   531                324                  0               183                105            1,143
  Hotels                     1,737                  0                  0                 0                  0            1,737
  Garage                       535                  0                  0                 0                  0              535
Predecessor Hotel           22,452                  0                  0                 0                  0           22,452
 Expenses
         Total              40,098             25,398             23,341               635                105           89,577
% of Grand Totals            44.76%             28.35%             26.06%             0.71%              0.12%          100.00%
Net Operating Income       $56,969            $71,588            $44,009            $1,761              $ 724         $175,051
% of Grand Totals            32.54%             40.90%             25.14%             1.01%              0.41%          100.00%

     The following is a reconciliation of net operating income to income before minority interests and joint venture income:


                                                                            1999                  1998                 1997 (1)
                                                                      ---------------      -----------------      ---------------
Net operating income                                                         $516,149               $337,087             $175,051

Add:
  Development and management services                                          14,708                 12,411                7,498

  Interest and other                                                            6,439                 13,859                3,335

Less:
  General and administrative                                                   29,455                 22,504               11,805

  Interest expense                                                            205,410                124,860               91,588

  Depreciation and amortization                                               120,059                 75,418               38,773
                                                                      ---------------      -----------------      ---------------

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)

Income before minority interests and joint venture income                    $182,372               $140,575             $ 43,718
                                                                             ========               ========             ========


(1) Includes operations of the Company and the Predecessor Group


13.  Gain on Sale of Real Estate and Extraordinary Items

     The Company realized a gain of $6.5 million (net of minority interest share of approximately $2.2 million) from the sale to an unrelated third party of Eight Arlington Street, a 30,526 square foot office property located in Boston, Massachusetts which was previously the Company's headquarters. The gross cash proceeds from the sale were $10.25 million.
     The Company incurred an extraordinary loss of $7.7 million (net of minority interest share of approximately $2.2 million) for the year ended December 31, 1998 primarily related to fees incurred in connection with the repayment of certain mortgage notes payable in connection with a property acquisition.
     Certain mortgage indebtedness aggregating approximately $707.1 million was repaid in conjunction with the Company's initial public offering in June 1997. These repayments, along with the payment of certain related prepayment penalties, the write-off of the related previously capitalized deferred financing costs and the extinguishment of the excess of the mortgage note payable balance over the principal payment necessitated by this increasing rate loan being accounted for using the effective interest method, generated a gain of approximately $7.9 million (net of minority interest share of approximately $3.3 million), which has been reflected as an extraordinary gain during the period from June 23, 1997 through December 31, 1997 in the financial statements.

14. Earnings Per Share

     Earnings per share is computed as follows:


                                           For the year ended December 31, 1999

                                            Income        Shares      Per Share
                                          (Numerator)  (Denominator)    Amount
                                          -----------  -------------    ------

Basic Earnings Per Share:

 Income available to common shareholders     $113,947        66,235      $1.72

Effect of Dilutive Securities:

 Stock Options                                      -           541       (.01)
                                          -------------------------------------
Diluted Earnings Per Share:

 Income available to common shareholders     $113,947        66,776      $1.71
                                          =====================================

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)



                                           For the year ended December 31, 1998

                                            Income        Shares      Per Share
                                          (Numerator)  (Denominator)   Amount
                                          -----------  -------------   ------
Basic Earnings Per Share:

  Income available to common shareholders     $ 93,112        60,776      $1.53

Effect of Dilutive Securities:

  Stock Options                                      -           532       (.01)
                                          --------------------------------------
Diluted Earnings Per Share:

  Income available to common shareholders     $ 93,112        61,308      $1.52
                                          ======================================


                                           For the period from June 23, 1997 to
                                                     December 31, 1997

                                             Income        Shares     Per Share
                                           (Numerator)  (Denominator)  Amount
                                           -----------  -------------  ------
Basic Earnings Per Share:

  Income available to common shareholders      $ 35,151        38,694     $ .91

Effect of Dilutive Securities:

  Stock Options                                       -           414      (.01)
                                          --------------------------------------
Diluted Earnings Per Share:

  Income available to common shareholders      $ 35,151        39,108     $ .90
                                          ======================================


15.  Employee Benefit Plan

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

     The Plan provides that matching employer contributions are to be determined at the discretion of the Company. Until the recent amendment, the Company matched 200% of the first 2% of pay (utilizing pay that is not in excess of $100). The Company's and the Predecessor's matching contribution for the years ended December 31, 1999, 1998 and 1997 was $889, $583 and $403, respectively.

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)

     Participants are immediately vested in their pre-tax and after-tax contributions. Until the recent amendment, participants vested in the Company's and the Predecessor's matching contributions and earnings thereon over a five-year period.

     In November 1999, the Company amended the Plan by increasing the Company's matching contribution to 200% of the first 3% from 200% of the first 2% of participant's pay contributed and by eliminating the vesting requirement. The effective date of these changes is January 1, 2000.

16.  Stock Option and Incentive Plan

     The Company has established a stock option and incentive plan for the purpose of attracting and retaining qualified executives and rewarding them for superior performance in achieving the Company's business goals and enhancing stockholder value. In conjunction with the Company's initial public offering in June 1997, the Company granted options with respect to 2,290,000 shares of Common Stock to directors, officers and employees. All of such options were issued at an exercise price of $25.00 per share. The term of each of such option is 10 years from the date of grant. In general, one-third of each of the options granted to officers and the Chairman are exercisable on each of the third, fourth and fifth anniversary of the date of grant, respectively.

     One-third of the options granted to employees who are not officers will be exercisable on each of the first, second and third anniversary of the date of grant, respectively. Other than the options granted to the Chairman, one-half of the options granted to non-employee directors will be exercisable on each of the first and second anniversary of the date of grant, respectively.

     The Company sponsors a share-based incentive compensation plan as described above. The Company applies Accounting Principles Bulletin Opinion No. 25 ("APB 25") and related interpretations in accounting for its plan. Statement of Financial Accounting Standards No. 123 ("SFAS 123") was issued by the Financial Accounting Standards Board in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to that of the Company. Adoption of SFAS 123 is optional; however, pro forma disclosure as if the Company adopted the cost recognition requirements under SFAS 123 in 1997 are presented below. The Company did not record any compensation expense under APB 25.

     A summary of the status of the Company's stock options as of December 31, 1999 and 1998 and changes during the years ended December 31, 1999 and 1998 are presented below:



                                                              Weighted Average
                                                  Shares       Exercise Price
                                                  ------       --------------

Outstanding at December 31, 1997                 2,284,100         $25.00

Granted                                          3,621,663         $34.13

Exercised                                           (1,034)        $25.00

Canceled                                           (66,779)        $31.61
                                                 ---------         ------

Outstanding at December 31, 1998                 5,837,950         $30.58

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)


          Granted                                1,777,408         $33.20

          Exercised                                (24,023)        $25.87

          Canceled                                 (35,877)        $33.38
                                                 ---------         ------

          Outstanding at December 31, 1999       7,555,458         $31.20
                                                 =========         ======

     The per share weighted average fair value of options granted during the year was $3.98 and $5.49 for the years ended December 31, 1999 and 1998, respectively. The per share fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1999 and 1998.


                                       1999         1998
                                 -------------------------
Dividend yield                         6.08%        4.80%
Expected life of option              6 Years      6 Years
Risk-free interest rate                5.07%        5.58%
Expected stock price volatility          20%          20%


     The following table summarizes information about stock options outstanding at December 31, 1999:

                      Options Outstanding                    Options Exercisable
                      -------------------                    -------------------

                                     Weighted
                       Number         Average             Weighted           Number          Weighted
Range of Exercise   Outstanding      Remaining             Average       Exercisable at       Average
     Prices         at 12/31/99    Contractual Life     Exercise Price      12/31/99      Exercise Price
     ------         -----------    ----------------     --------------      --------      --------------
$25.00 -   $36.81      7,555,458         8.50               $31.20          1,328,955          $33.26

     The compensation cost under SFAS 123 for the stock performance-based plan would have been $10,443 and $6,847 in 1999 and 1998, respectively. Had compensation cost for the Company's grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income, and net income per common share for 1999 and 1998 would approximate the pro forma amounts below:


                                                 1999       1998
                                                 ----       ----
     Net income                                $103,504   $86,265
     Net income per common share - basic       $   1.56   $  1.42
     Net income per common share - diluted     $   1.55   $  1.41


     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to future anticipated awards.

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)

17.  Employee Stock Purchase Plan

     The Company adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the "Stock Purchase Plan") to encourage the ownership by eligible employees of the Company's Common Stock. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase at the end of the biannual purchase periods shares of Common Stock for 85% of the average closing price during the valuation period, as defined. The Company issued 5,115 shares under the Stock Purchase Plan as of December 31, 1999. No shares were issued as of December 31, 1998.

18.  Selected Interim Financial Information (unaudited)

                                                                 1999 Quarter Ended
                                     ----------------------------------------------------------------------------
                                            March 31,          June 30,         September 30,      December 31,
                                     ----------------------------------------------------------------------------
Total revenues                                  $187,640           $191,640           $202,137           $205,147

Income before minority interest in
Operating Partnership                             41,485             45,410             45,270             46,061

Income before gain on sale                        25,773             28,905             29,022             29,609

Net income available to common
shareholders                                      24,934             27,223             27,418             34,372

Income before gain on sale per share
- basic                                              .39                .42                .40                .41

Income before gain on sale per share
- diluted                                            .39                .41                .40                .41


19.  Pro Forma Financial Information (unaudited)

     The following Pro Forma Condensed Statements of Income for the years ended December 31, 1999 and 1998 are presented as if the Company's initial public offering and related formation transactions and the property acquisitions had occurred at January 1, 1998. There were no material property acquisitions during 1999. As a result, the table below presents actual results for the year ended December 31, 1999. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1998, or to project results for any future period.

                 BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES
                               PREDECESSOR GROUP

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)

Pro Forma Condensed Statements of Income (unaudited)

                                                      Year ended December 31,
                                                    1999                  1998
                                                    ----                  ----
  Revenues                                       $786,564               $704,012
  Net income available to common shareholders     113,947                100,383
  Net income before extraordinary items           119,776                105,864
  Basic earnings per share (before extra-
         ordinary item)                              1.72                   1.67
  Diluted earnings per share (before extra-
         ordinary item)                              1.71                   1.65


20.    Subsequent Events


     On January 12, 2000, the Company purchased their joint venture partner's 75% interest in One and Two Reston Overlook in Reston, Virginia for approximately $15.2 million in cash.

     On January 26, 2000, the Company obtained construction financing totaling $420.0 million collateralized by the 5 Times Square development project in New York City. Such financing bears interest at a rate equal to Libor + 2.00% and matures in January 2003.

     In January 2000, the Company entered into three interest rate swap agreements with a major financial institutions totaling $450.0 million.

     On March 1, 2000, the Company acquired three Class A office buildings totaling approximately 400,000 square feet at Carnegie Center in Princeton, New Jersey under the terms of the original Carnegie Center contribution agreements dated June 30, 1998. The properties were acquired from a related party for approximately $66.5 million, which was funded through the assumption of debt of approximately $49.0 million and the issuance of 577,817 OP Units valued at approximately $17.5 million. The acquisition was reviewed and approved by a vote of the independent directors.

                            Boston Properties, Inc.
             Schedule 3 - Real Estate and Accumulated Depreciation
                               December 31, 1999
                            (dollars in thousands)

                                                                                                                      Costs
                                                                                                                   Capitalized
                                                                                                                   Subsequent
                                                                                                                       to
   Property Name                              Type          Location           Encumbrances       Land   Building  Acquisition
Embarcadero Center                           Office        San Francisco, CA      $ 720,756   $211,297  $ 996,442     $ 22,437
Prudential Center                            Office        Boston, MA               308,575     77,850    443,180      126,987
Carnegie Center                              Office        Princeton, NJ             90,282     87,219    286,979        6,595
280 Park Avenue                              Office        New York, NY             220,000    125,288    201,115       26,202
599 Lexington Avenue                         Office        New York, NY             225,000     81,040    100,507       71,425
875 Third Avenue                             Office        New York, NY             152,956     74,880    139,151        5,443
Metropolitan Square                          Office        Washington, DC           105,119     35,000    151,709       10,913
Riverfront Plaza                             Office        Richmond, VA             117,891     18,000    156,733        2,247
100 East Pratt Street                        Office        Baltimore, MD             93,361     27,562    109,662        2,176
The Gateway                                  Office        San Francisco, CA         75,000     21,516     86,395       10,242
Reservoir Place                              Office        Waltham, MA               75,665     18,207     88,018        2,671
Democracy Center                             Office        Bethesda, MD             109,070     12,550     50,015       23,881
Two Independence Square                      Office        Washington, DC           118,330     14,053     59,883        9,065
NIMA Building                                Office        Reston, VA                21,906     10,567     67,431            2
Lockheed Martin Building                     Office        Reston, VA                26,784     10,210     58,884            -
Candler Building                             Office        Baltimore, MD                  -     12,500     48,734        1,351
One Independence Square                      Office        Washington, DC            75,372      9,356     33,701       17,402
2300 N Street                                Office        Washington, DC            66,000     16,509     22,415       13,115
Reston Corporate Center                      Office        Reston, VA                25,283      9,135     41,398          631
191 Spring Street                            Office        Lexington, MA             23,140      2,850     27,166       18,743
Capital Gallery                              Office        Washington, DC            58,172      4,725     29,560       12,770
1301 New York Avenue                         Office        Washington, DC            33,542      9,250     18,750       16,234
200 West Street                              Office        Waltham, MA                    -     13,119     27,121        2,877
University Place                             Office        Cambridge, MA             25,788          -     37,091          383
500 E Street                                 Office        Washington, DC                 -        109     22,420       11,346
Sumner Square                                Office        Washington, DC            20,410        624     28,745        1,178
One Cambridge Center                         Office        Cambridge, MA                  -        134     25,110        4,223
Cambridge Center Eight                       Office        Cambridge, MA             28,822        921     25,042            -
Newport Office Park                          Office        Quincy, MA                 6,199      3,500     18,208           22
Ten Cambridge Center                         Office        Cambridge, MA             40,000      1,299     12,943        4,428
910 Clopper Road                             Office        Gaithersburg, MD               -      2,000     15,448          105
Bedford Business Park                        Office        Bedford, MA               22,212        534      3,403       13,012
10 and 20 Burlington Mall Road               Office        Burlington, MA            16,613        930      6,928        8,821
201 Spring Street                            Office        Lexington, MA                  -      1,134     11,712        3,637


                                                                             Development
                                                                                 and
                                             Land and        Building and    Construction                 Accumulated
   Property Name                             Improvements    Improvements    in Progress          Total   Depreciation
Embarcadero Center                              $ 212,151     $ 1,018,025       $       -    $1,230,176       $ 29,195
Prudential Center                                  77,850         464,278         105,889       648,017         17,192
Carnegie Center                                    87,480         289,860           3,453       380,793          9,078
280 Park Avenue                                   125,288         227,317               -       352,605         13,704
599 Lexington Avenue                               81,040         171,932               -       252,972         75,205
875 Third Avenue                                   74,880         144,594               -       219,474          7,292
Metropolitan Square                                35,000         162,622               -       197,622          5,686
Riverfront Plaza                                   18,000         158,980               -       176,980          7,698
100 East Pratt Street                              27,562         111,838               -       139,400          6,448
The Gateway                                        21,621          86,455          10,077       118,153            722
Reservoir Place                                    18,207          90,689               -       108,896          2,637
Democracy Center                                   13,689          72,757               -        86,446         26,679
Two Independence Square                            15,039          67,962               -        83,001         14,891
NIMA Building                                      10,567          67,433               -        78,000          3,231
Lockheed Martin Building                           10,210          58,884               -        69,094          2,821
Candler Building                                   12,500          50,085               -        62,585          1,775
One Independence Square                             9,634          50,825               -        60,459         15,149
2300 N Street                                      16,509          35,530               -        52,039         11,973
Reston Corporate Center                             9,135          42,029               -        51,164          1,987
191 Spring Street                                   2,850          45,909               -        48,759         13,491
Capital Gallery                                     4,730          42,325               -        47,055         18,924
1301 New York Avenue                                9,250          34,780             204        44,234            813
200 West Street                                    13,119          29,998               -        43,117            348
University Place                                        -          37,474               -        37,474          1,409
500 E Street                                        1,569          32,306               -        33,875         14,241
Sumner Square                                         624          29,923               -        30,547            537
One Cambridge Center                                  134          29,333               -        29,467         10,980
Cambridge Center Eight                                921          25,042               -        25,963            359
Newport Office Park                                 3,500          18,230               -        21,730          1,138
Ten Cambridge Center                                1,868          16,802               -        18,670          7,044
910 Clopper Road                                    2,000          15,553               -        17,553            741
Bedford Business Park                                 534          16,415               -        16,949          7,855
10 and 20 Burlington Mall Road                        939          15,740               -        16,679          6,168
201 Spring Street                                   1,134          15,349               -        16,483          1,008





                                             Year(s) Built/     Depreciable
   Property Name                             Renovated          Lives (Years)
Embarcadero Center                           1924/1989               (1)
Prudential Center                            1965/1993               (1)
Carnegie Center                              1983-1999               (1)
280 Park Avenue                              1968/95-96              (1)
599 Lexington Avenue                         1986                    (1)
875 Third Avenue                             1982                    (1)
Metropolitan Square                          1982/1986               (1)
Riverfront Plaza                             1990                    (1)
100 East Pratt Street                        1975/1991               (1)
The Gateway                                  1984/1986               (1)
Reservoir Place                              1955/1987               (1)
Democracy Center                             1985-88/94-96           (1)
Two Independence Square                      1992                    (1)
NIMA Building                                1987/1988               (1)
Lockheed Martin Building                     1987/1988               (1)
Candler Building                             1911/1990               (1)
One Independence Square                      1991                    (1)
2300 N Street                                1986                    (1)
Reston Corporate Center                      1984                    (1)
191 Spring Street                            1971/1995               (1)
Capital Gallery                              1981                    (1)
1301 New York Avenue                         1983/1998               (1)
200 West Street                              1999                    (1)
University Place                             1985                    (1)
500 E Street                                 1987                    (1)
Sumner Square                                1985                    (1)
One Cambridge Center                         1987                    (1)
Cambridge Center Eight                       1999                    (1)
Newport Office Park                          1988                    (1)
Ten Cambridge Center                         1990                    (1)
910 Clopper Road                             1982                    (1)
Bedford Business Park                        1980                    (1)
10 and 20 Burlington Mall Road               1984-1989/95-96         (1)
201 Spring Street                            1997                    (1)

                            Boston Properties, Inc.
             Schedule 3 - Real Estate and Accumulated Depreciation
                               December 31, 1999
                            (dollars in thousands)

                                                                                                                      Costs
                                                                                                                   Capitalized
                                                                                                                   Subsequent
                                                                                                                       to
   Property Name                              Type          Location           Encumbrances       Land   Building  Acquisition
Montvale Center                              Office        Gaithersburg, MD           7,678      1,574      9,786        4,301
Fullerton Square                             Office        Springfield, VA                -      3,045     11,522          553
Arboretum                                    Office        Reston, VA                     -      2,850      9,025        2,398
Three Cambridge Center                       Office        Cambridge, MA                  -        174     12,200        1,006
Lexington Office Park                        Office        Lexington, MA                  -        998      1,426       10,655
Sugarland Business Park                      Office        Herndon, VA                    -      1,569      5,955        4,102
Decoverly Three                              Office        Rockville, MD                  -      2,220      9,044            8
Decoverly Two                                Office        Rockville, MD                  -      1,994      8,814           50
181 Spring Street                            Office        Lexington, MA                  -      1,066      9,520          105
7700 Boston Boulevard, Building Twelve       Office        Springfield, VA                -      1,105      1,042        8,046
7501 Boston Boulevard, Building Seven        Office        Springfield, VA                -        665        878        8,402
91 Hartwell Avenue                           Office        Lexington, MA             11,322        784      6,464        2,420
195 West Street                              Office        Waltham, MA                    -      1,611      6,652          621
92-100 Hayden Avenue                         Office        Lexington, MA              9,065        594      6,748          915
Waltham Office Center                        Office        Waltham, MA                    -        422      2,719        4,840
930 Clopper Road                             Office        Gaithersburg, MD               -      1,200      6,506            -
Eleven Cambridge Center                      Office        Cambridge, MA                  -        121      5,535        1,568
170 Tracer Lane                              Office        Waltham, MA                    -        398      4,601        1,306
7435 Boston Boulevard, Building One          Office        Springfield, VA                -        392      3,822        2,069
7450 Boston Boulevard, Building Three        Office        Springfield, VA                -      1,165      4,681          266
8000 Grainger Court, Building Five           Office        Springfield, VA                -        366      4,282          996
Fourteen Cambridge Center                    Office        Cambridge, MA                  -        110      4,483          569
32 Hartwell Avenue                           Office        Lexington, MA                  -        168      1,943        2,724
7600 Boston Boulevard, Building Nine         Office        Springfield, VA                -        127      2,839        1,683
7601 Boston Boulevard, Building Eight        Office        Springfield, VA                -        200        878        3,505
7500 Boston Boulevard, Building Six          Office        Springfield, VA                -        138      3,749          289
33 Hayden Avenue                             Office        Lexington, MA                  -        266      3,234          115
7375 Boston Boulevard, Building Ten          Office        Springfield, VA                -         23      2,685          630
8000 Corporate Court, Building Eleven        Office        Springfield, VA                -        136      3,071           92
7451 Boston Boulevard, Building Two          Office        Springfield, VA                -        249      1,542        1,449
204 Second Avenue                            Office        Waltham, MA                    -         37      2,402          710
7374 Boston Boulevard, Building Four         Office        Springfield, VA                -        241      1,605          433
164 Lexington Road                           Office        Billerica, MA                  -        592      1,370          131
Hilltop Business Center                      Office        San Francisco, CA          5,891         53        492          423
17 Hartwell Avenue                           Office        Lexington, MA                  -         26        150          596


                                                                              Development
                                                                                  and
                                              Land and       Building and     Construction                 Accumulated
   Property Name                            Improvements     Improvements     in Progress        Total     Depreciation
Montvale Center                                    2,399           13,262                -      15,661            4,880
Fullerton Square                                   3,045           12,075                -      15,120              553
Arboretum                                          2,850           11,423                -      14,273              284
Three Cambridge Center                               174           13,206                -      13,380            4,054
Lexington Office Park                              1,072           12,007                -      13,079            5,137
Sugarland Business Park                            1,569           10,057                -      11,626            1,045
Decoverly Three                                    2,220            9,052                -      11,272              359
Decoverly Two                                      1,994            8,864                -      10,858              425
181 Spring Street                                  1,066            9,520              105      10,691                -
7700 Boston Boulevard, Building Twelve             1,105            9,088                -      10,193              500
7501 Boston Boulevard, Building Seven                665            9,280                -       9,945              539
91 Hartwell Avenue                                   784            8,884                -       9,668            3,575
195 West Street                                    1,611            7,273                -       8,884            1,900
92-100 Hayden Avenue                                 594            7,663                -       8,257            3,229
Waltham Office Center                                425            7,556                -       7,981            3,313
930 Clopper Road                                   1,200            6,506                -       7,706              312
Eleven Cambridge Center                              121            7,103                -       7,224            2,879
170 Tracer Lane                                      418            5,887                -       6,305            3,135
7435 Boston Boulevard, Building One                  486            5,797                -       6,283            2,443
7450 Boston Boulevard, Building Three              1,165            4,947                -       6,112              183
8000 Grainger Court, Building Five                   453            5,191                -       5,644            1,976
Fourteen Cambridge Center                            110            5,052                -       5,162            1,941
32 Hartwell Avenue                                   168            4,667                -       4,835            3,145
7600 Boston Boulevard, Building Nine                 189            4,460                -       4,649            1,752
7601 Boston Boulevard, Building Eight                378            4,205                -       4,583            1,601
7500 Boston Boulevard, Building Six                  273            3,903                -       4,176            1,490
33 Hayden Avenue                                     266            3,349                -       3,615            1,616
7375 Boston Boulevard, Building Ten                   47            3,291                -       3,338            1,121
8000 Corporate Court, Building Eleven                214            3,085                -       3,299              906
7451 Boston Boulevard, Building Two                  535            2,705                -       3,240            1,948
204 Second Avenue                                     37            3,112                -       3,149            1,538
7374 Boston Boulevard, Building Four                 303            1,976                -       2,279              832
164 Lexington Road                                   592            1,501                -       2,093              156
Hilltop Business Center                               54              914                -         968              426
17 Hartwell Avenue                                    26              746                -         772              521




                                             Year(s) Built/                Depreciable
   Property Name                               Renovated                  Lives (Years)
Montvale Center                               1987                            (1)
Fullerton Square                              1987                            (1)
Arboretum                                     1999                            (1)
Three Cambridge Center                        1987                            (1)
Lexington Office Park                         1982                            (1)
Sugarland Business Park                       1986/1997                       (1)
Decoverly Three                               1989                            (1)
Decoverly Two                                 1987                            (1)
181 Spring Street                             1999                            (1)
7700 Boston Boulevard, Building Twelve        1997                            (1)
7501 Boston Boulevard, Building Seven         1997                            (1)
91 Hartwell Avenue                            1985                            (1)
195 West Street                               1990                            (1)
92-100 Hayden Avenue                          1985                            (1)
Waltham Office Center                         1968-1970/87-88                 (1)
930 Clopper Road                              1989                            (1)
Eleven Cambridge Center                       1984                            (1)
170 Tracer Lane                               1980                            (1)
7435 Boston Boulevard, Building One           1982                            (1)
7450 Boston Boulevard, Building Three         1987                            (1)
8000 Grainger Court, Building Five            1984                            (1)
Fourteen Cambridge Center                     1983                            (1)
32 Hartwell Avenue                            1968-1979/1987                  (1)
7600 Boston Boulevard, Building Nine          1987                            (1)
7601 Boston Boulevard, Building Eight         1986                            (1)
7500 Boston Boulevard, Building Six           1985                            (1)
33 Hayden Avenue                              1979                            (1)
7375 Boston Boulevard, Building Ten           1988                            (1)
8000 Corporate Court, Building Eleven         1989                            (1)
7451 Boston Boulevard, Building Two           1982                            (1)
204 Second Avenue                             1981/1993                       (1)
7374 Boston Boulevard, Building Four          1984                            (1)
164 Lexington Road                            1982                            (1)
Hilltop Business Center                       early 1970's                    (1)
17 Hartwell Avenue                            1968                            (1)

                            Boston Properties, Inc.
             Schedule 3 - Real Estate and Accumulated Depreciation
                               December 31, 1999
                            (dollars in thousands)

                                                                                                                      Costs
                                                                                                                   Capitalized
                                                                                                                   Subsequent
                                                                                                                       to
   Property Name                              Type          Location           Encumbrances       Land   Building  Acquisition
6201 Columbia Park Road, Building Two        Industrial    Landover, MD                   -        505      2,746        1,193
38 Cabot Boulevard                           Industrial    Bucks County, PA               -        329      1,238        2,537
40-46 Harvard Street                         Industrial    Westwood, MA                   -        351      1,782        1,327
2000 South Club Drive, Building Three        Industrial    Landover, MD                   -        465      2,125          740
25-33 Dartmouth Street                       Industrial    Westwood, MA                   -        273      1,596          495
1950 Stanford Court, Building One            Industrial    Landover, MD                   -        269      1,554          270
2391 West Winton Avenue                      Industrial    Hayward, CA                    -        182      1,217          606
430 Rozzi Place                              Industrial    San Francisco, CA              -         24        217          119
560 Forbes Boulevard                         Industrial    San Francisco, CA              -         48        435          262
Cambridge Center Marriott                    Hotel         Cambridge, MA                  -        478     37,918        7,235
Long Wharf Marriott                          Hotel         Boston, MA                     -      1,752     31,904        8,818
Residence Inn by Marriott                    Hotel         Cambridge, MA                  -        847     27,296           75
Cambridge Center North Garage                Garage        Cambridge, MA                  -      1,163     11,633           97
Times Square                                 Development   New York, NY                   -          -          -      186,996
140 Kendrick Street                          Development   Needham, MA                    -          -          -       33,256
Tower Oaks                                   Development   Rockville, MD                  -          -          -       28,906
Orbital Sciences                             Development   Dulles, VA                 9,418          -          -       19,715
New Dominion Tech Park                       Development   Herndon, VA                9,962          -          -       18,537
Washingtonian North                          Development   Gaithersburg, MD               -          -          -       16,571
Stony Brook                                  Development   Waltham, MA                    -          -          -       10,066
Broad Run Business Park                      Development   Loudon County, VA              -          -          -        5,883
12050 Sunset Hills Road                      Development   Reston, VA                     -          -          -        5,444
Decoverly Seven                              Development   Rockville, MD                  -          -          -        5,264
12280 Sunrise Valley Drive                   Development   Reston, VA                     -          -          -        3,850
Cambridge Master Plan                        Development   Cambridge, MA                  -          -          -        2,876
Andover Tech Center                          Development   Andover, MA                    -          -          -        2,499
Decoverly Six                                Development   Rockville, MD                  -          -          -        2,471
Decoverly Five                               Development   Rockville, MD                  -          -          -        1,788
Decoverly Four                               Development   Rockville, MD                  -          -          -        1,770
Virginia Master Plan                         Development   Springfield, VA                -          -          -        1,632
Seven Cambridge Center                       Development   Cambridge, MA                  -          -          -          819
Maryland Master Plan                         Development   Springfield, VA                -          -          -          506
                                                                                -----------   -------  ----------    ---------
                                                                                $ 2,955,584   $947,233 $3,735,325    $ 891,163
                                                                                ===========   ======== ==========    =========


                                                                           Development
                                                                              and
                                               Land and     Building and   Construction                 Accumulated
   Property Name                             Improvements   Improvements   in Progress        Total     Depreciation
6201 Columbia Park Road, Building Two                 960          3,484             -         4,444          1,515
38 Cabot Boulevard                                    329          3,775             -         4,104          2,495
40-46 Harvard Street                                  351          3,109             -         3,460          2,980
2000 South Club Drive, Building Three                 859          2,471             -         3,330            917
25-33 Dartmouth Street                                273          2,091             -         2,364          1,454
1950 Stanford Court, Building One                     350          1,743             -         2,093            593
2391 West Winton Avenue                               182          1,823             -         2,005          1,036
430 Rozzi Place                                        48            697             -           745            328
560 Forbes Boulevard                                   24            336             -           360            159
Cambridge Center Marriott                             478         45,153             -        45,631         13,950
Long Wharf Marriott                                 1,752         40,722             -        42,474         17,784
Residence Inn by Marriott                             847         27,371             -        28,218            601
Cambridge Center North Garage                       1,163         11,730             -        12,893          3,018
Times Square                                            -              -       186,996       186,996              -
140 Kendrick Street                                     -              -        33,256        33,256              -
Tower Oaks                                              -              -        28,906        28,906              -
Orbital Sciences                                        -              -        19,715        19,715              -
New Dominion Tech Park                                  -              -        18,537        18,537              -
Washingtonian North                                     -              -        16,571        16,571              -
Stony Brook                                             -              -        10,066        10,066              -
Broad Run Business Park                                 -              -         5,883         5,883              -
12050 Sunset Hills Road                                 -            106         5,338         5,444              -
Decoverly Seven                                         -              -         5,264         5,264              -
12280 Sunrise Valley Drive                              -              -         3,850         3,850              -
Cambridge Master Plan                                   -              -         2,876         2,876              -
Andover Tech Center                                     -              -         2,499         2,499              -
Decoverly Six                                           -              -         2,471         2,471              -
Decoverly Five                                          -              -         1,788         1,788              -
Decoverly Four                                          -              -         1,770         1,770              -
Virginia Master Plan                                    -            175         1,457         1,632            175
Seven Cambridge Center                                  -              -           819           819              -
Maryland Master Plan                                  464              -            42           506              -
                                                ---------    -----------     ---------    ----------      ---------
                                                $ 956,222    $ 4,149,667     $ 467,832    $5,573,721      $ 445,138
                                                =========    ===========     =========    ==========      =========




                                             Year(s) Built/                 Depreciable
   Property Name                              Renovated                    Lives (Years)
6201 Columbia Park Road, Building Two        1986                                (1)
38 Cabot Boulevard                           1972/1984                           (1)
40-46 Harvard Street                         1967/1996                           (1)
2000 South Club Drive, Building Three        1988                                (1)
25-33 Dartmouth Street                       1966/1996                           (1)
1950 Stanford Court, Building One            1986                                (1)
2391 West Winton Avenue                      1974                                (1)
430 Rozzi Place                              early 1970's                        (1)
560 Forbes Boulevard                         early 1970's                        (1)
Cambridge Center Marriott                    1986                                (1)
Long Wharf Marriott                          1982                                (1)
Residence Inn by Marriott                    1999                                (1)
Cambridge Center North Garage                1990                                (1)
Times Square                                 Various                             N/A
140 Kendrick Street                          Various                             N/A
Tower Oaks                                   Various                             N/A
Orbital Sciences                             Various                             N/A
New Dominion Tech Park                       Various                             N/A
Washingtonian North                          Various                             N/A
Stony Brook                                  Various                             N/A
Broad Run Business Park                      Various                             N/A
12050 Sunset Hills Road                      Various                             N/A
Decoverly Seven                              Various                             N/A
12280 Sunrise Valley Drive                   Various                             N/A
Cambridge Master Plan                        Various                             N/A
Andover Tech Center                          Various                             N/A
Decoverly Six                                Various                             N/A
Decoverly Five                               Various                             N/A
Decoverly Four                               Various                             N/A
Virginia Master Plan                         Various                             N/A
Seven Cambridge Center                       Various                             N/A
Maryland Master Plan                         Various                             N/A

 (1) Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

 (2) The aggregate cost and accumulated depreciation for tax purposes was approximately $4,300,000 and $543,000, respectively.

                            Boston Properties, Inc.
                   Real Estate and Accumulated Depreciation
                               December 31, 1999
                            (dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

                                                                                1999                 1998                  1997
                                                                             ----------            ----------            ----------
Real Estate:

      Balance at the beginning of the year                                   $4,881,483            $1,754,780            $1,001,537

           Additions to and improvements of real estate                         694,033             3,129,121               754,185

           Write-off of fully depreciated assets                                 (1,795)               (2,418)                 (942)

                                                                             ----------            ----------            ----------
      Balance at the end of the year                                         $5,573,721            $4,881,483            $1,754,780
                                                                             ==========            ==========            ==========

Accumulated Depreciation:

      Balance at the beginning of the year                                   $  336,165            $  266,987            $  238,469

           Depreciation expense                                                 110,768                71,596                29,460

           Write-off of fully depreciated assets                                 (1,795)               (2,418)                 (942)

                                                                             ----------            ----------            ----------
      Balance at the end of the year                                         $  445,138            $  336,165            $  266,987
                                                                             ==========            ==========            ==========