Form 10-Q
period 2000-03-31
BOSTON PROPERTIES INC
filed 2000-05-15
CIK 1037540

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-13087

                            ------------------------

                            BOSTON PROPERTIES, INC.

             (Exact name of Registrant as specified in its Charter)

                     DELAWARE                                    04-2473675
         (State or other jurisdiction of                 (IRS Employer Id. Number)
          incorporation or organization)

               800 BOYLSTON STREET                                 02199
              BOSTON, MASSACHUSETTS                              (Zip Code)
     (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 236-3300

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

        COMMON STOCK, PAR VALUE $.01                            67,967,131
                   (CLASS)                             (OUTSTANDING ON MAY 10, 2000)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            BOSTON PROPERTIES, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
PART 1.                 FINANCIAL INFORMATION

ITEM 1.                 Consolidated Financial Statements:

                        a) Consolidated Balance Sheets as of March 31, 2000 and
                           December 31, 1999........................................      1

                        b) Consolidated Statements of Operations for the three
                        months ended March 31, 2000 and 1999........................      2

                        c) Consolidated Statements of Cash Flows for the three
                        months ended March 31, 2000 and 1999........................      3

                        d) Notes to the Consolidated Financial Statements...........      4

ITEM 2.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     14

ITEM 3.                 Quantitative and Qualitative Disclosures about Market
                        Risk........................................................     19

PART II.                OTHER INFORMATION

ITEM 2.                 Changes in Securities.......................................     20

ITEM 6.                 Exhibits and Reports on Form 8-K............................     20

Signatures..........................................................................     21

                            BOSTON PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,              DECEMBER 31,
                                                                  2000                    1999
                                                              ------------            -------------
                                                              (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                           ASSETS
Real estate:                                                   $5,848,141              $5,609,424
  Less: accumulated depreciation............................     (501,554)               (470,591)
                                                               ----------              ----------
    Total real estate.......................................    5,346,587               5,138,833

Cash and cash equivalents...................................       18,335                  12,035
Escrows.....................................................       30,085                  40,254
Investments in securities...................................       73,023                  14,460
Tenant and other receivables, net...........................       34,539                  28,362
Accrued rental income, net..................................       85,089                  82,228
Deferred charges, net.......................................       67,711                  53,733
Prepaid expenses and other assets...........................       24,407                  28,452
Investments in unconsolidated joint ventures................       36,541                  36,415
                                                               ----------              ----------
    Total assets............................................   $5,716,317              $5,434,772
                                                               ==========              ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable....................................   $3,186,399              $2,955,584
  Unsecured line of credit..................................      344,000                 366,000
  Accounts payable and accrued expenses.....................       57,098                  66,780
  Dividends and distributions payable.......................       51,205                  50,114
  Accrued interest payable..................................        5,154                   8,486
  Other liabilities.........................................       55,553                  48,282
                                                               ----------              ----------
    Total liabilities.......................................    3,699,409               3,495,246
                                                               ----------              ----------
Commitments and contingencies...............................           --                      --
                                                               ----------              ----------
Minority interests..........................................      808,826                 781,962
                                                               ----------              ----------
Series A Convertible Redeemable Preferred Stock, liquidation preference $50.00 per share, 2,000,000 shares issued and
  outstanding...............................................      100,000                 100,000
                                                               ----------              ----------
Stockholders' equity:
  Excess stock, $.01 par value, 150,000,000 shares
    authorized, none issued or outstanding..................           --                      --
  Common stock, $.01 par value, 250,000,000 shares
    authorized, 67,954,225 and 67,910,434 issued and
    outstanding in 2000 and 1999, respectively..............          680                     679
  Additional paid-in capital................................    1,060,341               1,067,778
  Dividends in excess of earnings...........................      (10,495)                (10,893)
  Unearned compensation.....................................       (1,007)                     --
  Accumulated other comprehensive income....................       58,563                      --
                                                               ----------              ----------
    Total stockholders' equity..............................    1,108,082               1,057,564
                                                               ----------              ----------
      Total liabilities and stockholders' equity............   $5,716,317              $5,434,772
                                                               ==========              ==========

   The accompanying notes are an integral part of these financial statements.

                            BOSTON PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              ------------------------------
                                                                2000                 1999
                                                              ---------            ---------
                                                               (UNAUDITED AND IN THOUSANDS,
                                                              EXCEPT FOR PER SHARE AMOUNTS)
Revenue
  Rental:
    Base rent...............................................  $170,337             $151,609
    Recoveries from tenants.................................    23,336               17,414
    Parking and other.......................................    13,008               10,924
                                                              --------             --------
      Total rental revenue..................................   206,681              179,947
  Development and management services.......................     2,863                4,047
  Interest and other........................................       710                3,646
                                                              --------             --------
      Total revenue.........................................   210,254              187,640
                                                              --------             --------
Expenses
  Operating.................................................    65,177               57,350
  General and administrative................................     7,408                6,610
  Interest..................................................    55,215               50,459
  Depreciation and amortization.............................    32,231               27,794
                                                              --------             --------
      Total expenses........................................   160,031              142,213
                                                              --------             --------
Income before minority interests and joint venture income...    50,223               45,427
Minority interests in property partnerships.................      (196)              (4,155)
Income from unconsolidated joint ventures...................       145                  213
                                                              --------             --------
Income before minority interest in Operating Partnership....    50,172               41,485
Minority interest in Operating Partnership..................   (17,552)             (15,712)
                                                              --------             --------
Net income before preferred dividend........................    32,620               25,773
Preferred dividend..........................................    (1,643)                (839)
                                                              --------             --------
Net income available to common shareholders.................  $ 30,977             $ 24,934
                                                              ========             ========
Basic earnings per share:
  Net income available to common shareholders...............  $   0.46             $   0.39
                                                              ========             ========
  Weighted average number of common shares outstanding......    67,943               63,534
                                                              ========             ========
Diluted earnings per share:
  Net income available to common shareholders...............  $   0.45             $   0.39
                                                              ========             ========
  Weighted average number of common and common equivalent
    shares
outstanding.................................................    68,380               64,078
                                                              ========             ========

   The accompanying notes are an integral part of these financial statements.

                            BOSTON PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              ------------------------------
                                                                2000                 1999
                                                              ---------            ---------
                                                               (UNAUDITED AND IN THOUSANDS)
Cash flows from operating activities:
  Net income before preferred dividend......................  $  32,620            $  25,773
  Adjustments to reconcile net income before preferred
    dividend to net cash provided by operating activities:
    Depreciation and amortization...........................     32,231               27,794
    Non-cash portion of interest expense....................      1,169                 (508)
    Compensation related to restricted shares...............         53                   --
    Income from unconsolidated joint ventures...............       (145)                (213)
    Minority interests......................................     10,945               15,612
  Change in assets and liabilities:
    Escrows.................................................     10,169               (4,351)
    Tenant and other receivables, net.......................     (6,177)              (1,358)
    Accrued rental income, net..............................     (2,861)              (4,364)
    Prepaid expenses and other assets.......................      4,045                  892
    Accounts payable and accrued expenses...................     (9,682)              13,618
    Accrued interest payable................................     (3,332)               4,721
    Other liabilities.......................................      7,271              (14,521)
                                                              ---------            ---------
      Total adjustments.....................................     43,686               37,322
                                                              ---------            ---------
      Net cash provided by operating activities.............     76,306               63,095
                                                              ---------            ---------
Cash flows from investing activities:
  Acquisitions/additions to real estate.....................   (100,641)             (97,630)
  Tenant leasing costs......................................     (2,656)              (2,034)
  Investments in unconsolidated joint ventures, net.........         19              (12,664)
                                                              ---------            ---------
      Net cash used in investing activities.................   (103,278)            (112,328)
                                                              ---------            ---------
Cash flows from financing activities:
  Net proceeds from sales of common and preferred stock.....         --              100,000
  Payment of offering costs.................................        (35)                 (31)
  Borrowings on unsecured line of credit....................     88,000              347,000
  Repayments of unsecured line of credit....................   (110,000)            (110,000)
  Repayments of mortgage notes..............................    (48,284)              (9,618)
  Proceeds from mortgage notes..............................    161,393              116,000
  Repayment of notes payable................................         --             (328,143)
  Dividends and distributions...............................    (47,961)             (42,615)
  Proceeds from employee stock purchase plan................        214                   --
  Deferred financing and other costs........................    (10,055)              (1,929)
                                                              ---------            ---------
      Net cash provided by financing activities.............     33,272               70,664
                                                              ---------            ---------
Net increase in cash........................................      6,300               21,431
Cash and cash equivalents, beginning of period..............     12,035               12,166
                                                              ---------            ---------
Cash and cash equivalents, end of period....................  $  18,335            $  33,597
                                                              =========            =========
Supplemental disclosures:
  Cash paid for interest....................................  $  65,842            $  46,246
                                                              =========            =========
  Interest capitalized......................................  $   8,464            $   2,985
                                                              =========            =========
Non-cash investing and financing activities:
  Additions to real estate included in accounts payable.....  $     714            $   4,026
                                                              =========            =========
  Mortgage notes payable assumed in connection with
    acquisitions............................................  $ 117,831            $      --
                                                              =========            =========
  Issuance of minority interest in connection with
    acquisitions............................................  $  17,467            $     100
                                                              =========            =========
  Dividends and distributions declared but not paid.........  $  51,205            $  43,342
                                                              =========            =========
  Notes receivable assigned in connection with an
    acquisition.............................................  $      --            $ 420,143
                                                              =========            =========
  Notes payable assigned in connection with an
    acquisition.............................................  $      --            $  92,000
                                                              =========            =========
  Conversion of Operating Partnership Units to Common
    Stock...................................................  $      50            $      35
                                                              =========            =========
  Issuance of restricted shares to employees................  $   1,060            $      --
                                                              =========            =========
  Unrealized gain related to investments in securities......  $  58,563            $      --
                                                              =========            =========

   The accompanying notes are an integral part of these financial statements.

                             BOSTON PROPERTIES, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (UNAUDITED AND IN THOUSANDS)

1.  ORGANIZATION

    Boston Properties, Inc. (the "Company"), a Delaware corporation, is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the sole general partner of Boston Properties Limited Partnership (the "Operating Partnership") and at March 31, 2000, owned an approximate 67% general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as "common units of partnership interest" (also referred to as "OP Units") or "preferred units of partnership interest" (also referred to as "Preferred Units"). All references to OP Units and Preferred Units exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock, except that, the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of common stock of the Company ("Common Stock"). Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. Each series of Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company.

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

    As of March 31, 2000, the Company and the Operating Partnership had 67,954,225 and 24,385,628 shares of Common Stock and OP Units outstanding, respectively. In addition, the Company had 2,000,000 shares of Preferred Stock and the Operating Partnership had 8,713,131 Preferred Units outstanding.

                             BOSTON PROPERTIES, INC

                          (UNAUDITED AND IN THOUSANDS)

1.  ORGANIZATION (CONTINUED)
    THE PROPERTIES:

    As of March 31, 2000, the Company owns a portfolio of 139 commercial real estate properties (136 and 124 properties at December 31, 1999 and March 31, 1999, respectively) (the "Properties") aggregating over 36.0 million square feet. The properties consist of 126 office properties with approximately
28.4 million net rentable square feet (including 12 properties under development expected to contain approximately 3.6 million net rentable square feet) and approximately 5.5 million additional square feet of structured parking for 15,556 vehicles, nine industrial properties with approximately 0.9 million net rentable square feet, three hotels with a total of 1,054 rooms (consisting of approximately 0.9 million square feet), and a parking garage with 1,170 spaces (consisting of approximately 0.3 million square feet). In addition, the Company owns, has under contract, or has an option to acquire 49 parcels of land totaling approximately 510.3 acres, which will support approximately
10.5 million square feet of development.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements of the Company include all the accounts of the Company, its majority-owned Operating Partnership and subsidiaries. The financial statements reflect the properties acquired at their historical basis of accounting to the extent of the acquisition of interests from the predecessor's owners who continued as investors. The remaining interests acquired for cash from those owners of the predecessor who decided to sell their interests have been accounted for as a purchase and the excess of the purchase price over the related historical cost basis was allocated to real estate. All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-K for its fiscal year ended December 31, 1999.

    The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year.

    Certain prior-year balances have been reclassified in order to conform to the current-year presentation.

3.  REAL ESTATE ACQUIRED DURING THE QUARTER ENDED MARCH 31, 2000

    On January 12, 2000, the Company acquired its joint venture partner's 75% interest in One and Two Reston Overlook, an unconsolidated joint venture, for cash of approximately $15.2 million. The acquisition was accounted for using the purchase method of accounting and is now consolidated with the Company.

                             BOSTON PROPERTIES, INC

                          (UNAUDITED AND IN THOUSANDS)

3.  REAL ESTATE ACQUIRED DURING THE QUARTER ENDED MARCH 31, 2000 (CONTINUED)
    On March 1, 2000, the Company acquired three Class A office buildings totaling approximately 408,163 square feet at Carnegie Center in Princeton, New Jersey, under terms of the original Carnegie Center contribution agreement dated June 30, 1998. The properties are located within the existing Carnegie Center Portfolio. The properties were acquired from a related party for approximately $66.5 million, which was funded through the assumption of debt of approximately $49.0 million at a rate of 7.39% and the issuance of 577,817 common units of partnership interest in the operating partnership valued at approximately
$17.5 million. The acquisition was approved by a vote of the independent directors of the Company.

    On March 23, 2000, the Company acquired an 8.9-acre site in Herndon, Virginia for approximately $3.2 million. The site will support approximately 135,000 square feet of development.

4.  INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

    The investments in unconsolidated joint ventures represent (i) a 25% interest in a joint venture that owns and operates an office building in Reston, Virginia and (ii) a 50% interest in a joint venture which owns and operates an office building and a residential apartment building in Washington, D.C. Under the equity method of accounting, the net equity investment is reflected on the consolidated balance sheets.

    The combined summarized balance sheets of the joint ventures are as follows:

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Real estate and development in process, net.................    $184,119      $236,995
Other assets................................................       7,411        10,473
                                                                --------      --------
      Total assets..........................................    $191,530      $247,468
                                                                ========      ========
LIABILITIES AND PARTNERS' EQUITY
Mortgage and construction loans payable.....................    $107,564      $164,185
Other liabilities...........................................       5,121         6,770
Partners' equity............................................      78,845        76,513
                                                                --------      --------
      Total liabilities and partners' equity................    $191,530      $247,468
                                                                ========      ========
Company's share of equity...................................    $ 36,541      $ 36,415
                                                                ========      ========

                             BOSTON PROPERTIES, INC

                          (UNAUDITED AND IN THOUSANDS)

4.  INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)
    The summarized statements of operations of the joint ventures are as follows:

                                                               MARCH 31,     MARCH 31,
                                                                 2000          1999
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Total revenue...............................................     $3,982        $1,791
Total expenses..............................................      3,482           939
                                                                 ------        ------
      Net income............................................     $  500        $  852
                                                                 ------        ------
Company's share of net income...............................     $  145        $  213
                                                                 ======        ======

5.  INVESTMENTS IN SECURITIES

    At March 31, 2000, the Company accounts for investments in securities in accordance with SFAS No. 115, "Accounting for Certain Debt and Equity Securities" and has classified the securities as available-for-sale. As of March 31, 2000, the fair value of the investments in common stock and warrants was approximately $73.0 million. The gross unrealized holding gain of approximately $58.6 million is included in other comprehensive income on the consolidated balance sheet.

6.  MORTGAGE NOTES PAYABLE AND UNSECURED LINE OF CREDIT

    During January 2000, the Company entered into three interest rate hedge agreements with a major financial institution for a notional amount of $450.0 million. The agreements provide for a fixed interest rate when LIBOR floats between 0% and 5.80% or 5.00% to 5.60% and when LIBOR ranges from 6.35% to 7.95% for terms ranging from three to five years, per terms of the agreements.

    On January 12, 2000, the Company assumed mortgage indebtedness of approximately $68.8 million in connection with the acquisition of the Company's joint venture partner's 75% interest in One and Two Reston Overlook in Reston, Virginia. The mortgage loan bears interest at 7.45% and matures on September 1, 2004.

    On January 26, 2000, the Company obtained construction financing totaling $420.0 million collateralized by the Five Times Square development project in New York City. Such financing bears interest at a rate equal to LIBOR + 2.00% and matures in January 2003. As of March 31, 2000, the construction loan balance is $137.2 million.

    On March 1, 2000, the Company assumed mortgage indebtedness of approximately $49.0 million in connection with the acquisition of three office properties at Carnegie Center in Princeton, New Jersey. The mortgage loan bears interest at 7.39% and matures on January 1, 2008.

    On March 15, 2000, the Company obtained construction financing totaling $10.0 million collateralized by the 302 Carnegie Center development project in Princeton, New Jersey. Such financing bears interest at a rate equal to LIBOR + 1.90% and matures in March 2003. As of March 31, 2000, the construction loan balance is $1.0 million.

    On March 29, 2000, the Company repaid the mortgage loan on Ten Cambridge Center and the North Garage totaling $40.0 million.

                             BOSTON PROPERTIES, INC

                          (UNAUDITED AND IN THOUSANDS)

6.  MORTGAGE NOTES PAYABLE AND UNSECURED LINE OF CREDIT (CONTINUED)
    On March 31, 2000, the Company amended and restated its $500.0 million unsecured line of credit agreement (the "Unsecured Line of Credit") that was due to expire on June 23, 2000, extending the term to March 31, 2003. The Unsecured Line of Credit is a non-recourse obligation of the Operating Partnership. The Company's ability to borrow under the Unsecured Line of Credit is subject to the Company's compliance with a number of customary financial and other covenants on an ongoing basis.

7.  MINORITY INTERESTS

    Minority interests in the Company relate to the interest in the Operating Partnership not owned by Boston Properties, Inc. and interests in property partnerships that are not owned by the Company. As of March 31, 2000, the minority interest in the Operating Partnership consisted of 24,385,628 OP Units and 8,713,131 Preferred Units held by parties other than Boston
Properties, Inc.

    On February 15, 2000, the Operating Partnership paid a distribution on the 2,500,000 Series One Preferred Units at $0.61625 per unit, based on an annual distribution of $2.465 per unit and paid a distribution on the 6,213,131 Series Two and Three Preferred Units of $0.70086 per unit.

    On March 1, 2000, the Operating Partnership issued 577,817 OP Units valued at approximately $17.5 million in connection with the acquisition of three office properties at Carnegie Center.

    On March 21, 2000, Boston Properties, Inc., as general partner of the Operating Partnership determined a distribution on the OP Units in the amount of $0.45 per OP Unit payable on April 28, 2000 to OP Unit holders of record on March 31, 2000.

8.  REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

    On February 15, 2000, the Company paid a dividend on the 2,000,000 shares of Series A Convertible Redeemable Preferred Stock (the "Preferred Stock"), $50 liquidation preference per share, of approximately $0.70086 per share. In addition, on March 21, 2000, the Board of Directors of the Company declared a dividend of $0.69349 per share on the Preferred Stock payable on May 15, 2000 to shareholders of record on March 31, 2000. These shares of Preferred Stock are not classified as equity as in certain instances they are convertible into shares of Common Stock at the election of the holder after December 31, 2002 or are redeemable for cash at the election of the holder after May 12, 2009.

    On March 21, 2000, the Board of Directors of the Company declared a first quarter dividend in the amount of $0.45 per share of Common Stock payable on April 28, 2000 to shareholders of record on March 31, 2000.

9. STOCK OPTION AND INCENTIVE PLAN

    During the quarter ended March 31, 2000, the Company issued 1,032,750 options at $30.4375 per share. The options vest over a three-year period, with one-third of the options vesting each year. In addition, the Company issued 34,822 shares of restricted stock valued at approximately $1.0 million ($30.4375 per share). The restricted stock vests over a five-year period, with one-fifth of the shares vesting each year and has been recognized as unearned compensation on the consolidated balance sheet. As of March 31, 2000, the Company has outstanding options with respect to 8,629,982 common shares.

                             BOSTON PROPERTIES, INC

                          (UNAUDITED AND IN THOUSANDS)

10.  EARNINGS PER SHARE

                                                                  FOR THE THREE MONTHS ENDED
                                                                        MARCH 31, 2000
                                                            ---------------------------------------
                                                              INCOME         SHARES       PER SHARE
                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
Basic Earnings:
  Income available to common shareholders.................    $30,977         67,943        $0.46
Effect of Dilutive Securities:
  Stock Options...........................................         --            437         (.01)
                                                              -------         ------        -----
Diluted Earnings:
  Net income..............................................    $30,977         68,380        $0.45
                                                              =======         ======        =====

                                                                  FOR THE THREE MONTHS ENDED
                                                                        MARCH 31, 1999
                                                            ---------------------------------------
                                                              INCOME         SHARES       PER SHARE
                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
Basic Earnings:
  Income available to common shareholders.................    $24,934         63,534        $0.39
Effect of Dilutive Securities:
  Stock Options...........................................         --            544           --
                                                              -------         ------        -----
Diluted Earnings:
  Net income..............................................    $24,934         64,078        $0.39
                                                              =======         ======        =====

11.  SEGMENT INFORMATION

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

                             BOSTON PROPERTIES, INC

                          (UNAUDITED AND IN THOUSANDS)

11.  SEGMENT INFORMATION (CONTINUED)
    Information by Geographic Area and Property Type: For the three months ended March 31, 2000:

                                          GREATER                    GREATER      NEW JERSEY
                             GREATER    WASHINGTON      MIDTOWN        SAN            AND
                              BOSTON        DC         MANHATTAN    FRANCISCO    PENNSYLVANIA     TOTAL
                             --------   -----------   -----------   ----------   -------------   --------
RENTAL REVENUE
  CLASS A..................  $44,869      $55,345       $34,952      $43,253        $13,127      $191,546
  R&D......................    1,561        4,707            --          427             --         6,695
  INDUSTRIAL...............      446          361            --          342            180         1,329
  HOTELS...................    6,440           --            --           --             --         6,440
  GARAGE...................      671           --            --           --             --           671
                             -------      -------       -------      -------        -------      --------
TOTAL......................   53,987       60,413        34,952       44,022         13,307       206,681
                             -------      -------       -------      -------        -------      --------
      % OF GRAND TOTALS....    26.12%       29.23%        16.91%       21.30%          6.44%       100.00%
                             -------      -------       -------      -------        -------      --------
RENTAL EXPENSES
  CLASS A..................  $16,769      $14,569       $11,903      $14,774        $ 3,931        61,946
  R&D......................      446          974            --           66             --         1,486
  INDUSTRIAL...............      163          114            --           47             28           352
  HOTELS...................    1,184           --            --           --             --         1,184
  GARAGE...................      209           --            --           --             --           209
                             -------      -------       -------      -------        -------      --------
TOTAL......................   18,771       15,657        11,903       14,887          3,959        65,177
                             -------      -------       -------      -------        -------      --------
      % OF GRAND TOTALS....    28.80%       24.02%        18.26%       22.84%          6.08%       100.00%
                             -------      -------       -------      -------        -------      --------
NET OPERATING INCOME.......  $35,216      $44,756       $23,049      $29,135        $ 9,348      $141,504
                             =======      =======       =======      =======        =======      ========
% OF GRAND TOTALS..........    24.89%       31.62%        16.29%       20.59%          6.61%       100.00%
                             =======      =======       =======      =======        =======      ========

                             BOSTON PROPERTIES, INC

                          (UNAUDITED AND IN THOUSANDS)

11.  SEGMENT INFORMATION (CONTINUED)
For the three months ended March 31, 1999:

                                          GREATER                    GREATER      NEW JERSEY
                             GREATER    WASHINGTON      MIDTOWN        SAN            AND
                              BOSTON        DC         MANHATTAN    FRANCISCO    PENNSYLVANIA     TOTAL
                             --------   -----------   -----------   ----------   -------------   --------
RENTAL REVENUE
  CLASS A..................  $36,955      $48,931       $34,191      $37,193        $9,457       $166,727
  R&D......................    1,683        4,533            --          449            --          6,665
  INDUSTRIAL...............      406          323            --          274           180          1,183
  HOTELS...................    4,851           --            --           --            --          4,851
  GARAGE...................      521           --            --           --            --            521
                             -------      -------       -------      -------        ------       --------
TOTAL......................   44,416       53,787        34,191       37,916         9,637        179,947
                             -------      -------       -------      -------        ------       --------
      % OF GRAND TOTALS....    24.68%       29.89%        19.00%       21.07%         5.36%        100.00%
                             -------      -------       -------      -------        ------       --------
RENTAL EXPENSES
  CLASS A..................   15,153       12,639        11,301       12,627         2,523         54,243
  R&D......................      528          970            --           88            --          1,586
  INDUSTRIAL...............      142           88            --           50            28            308
  HOTELS...................    1,024           --            --           --            --          1,024
  GARAGE...................      189           --            --           --            --            189
                             -------      -------       -------      -------        ------       --------
TOTAL......................   17,036       13,697        11,301       12,765         2,551         57,350
                             -------      -------       -------      -------        ------       --------
      % OF GRAND TOTALS....    29.71%       23.88%        19.70%       22.26%         4.45%        100.00%
                             -------      -------       -------      -------        ------       --------
NET OPERATING INCOME.......  $27,380      $40,090       $22,890      $25,151        $7,086       $122,597
                             =======      =======       =======      =======        ======       ========
      % OF GRAND TOTALS....    22.33%       32.70%        18.67%       20.52%         5.78%        100.00%
                             =======      =======       =======      =======        ======       ========

                             BOSTON PROPERTIES, INC

                          (UNAUDITED AND IN THOUSANDS)

11.  SEGMENT INFORMATION (CONTINUED)
    The following is a reconciliation of net operating income to income before minority interests and joint venture income:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net Operating Income                                          $141,504   $122,597
Add:
  Development and management services.......................     2,863      4,047
  Interest income...........................................       710      3,646
Less:
  General and administrative................................    (7,408)    (6,610)
  Interest expense..........................................   (55,215)   (50,459)
  Depreciation and amortization.............................   (32,231)   (27,794)
                                                              --------   --------
Income before minority interests and joint venture income...  $ 50,223   $ 45,427
                                                              ========   ========

12.  SUBSEQUENT EVENTS

    On April 6, 2000, the Company refinanced the mortgage loan on Ten Cambridge Center and the North Garage which consisted of replacing the $40.0 million mortgage loan with a $36.0 million loan and removing the North Garage as collateral. The new financing bears interest at a rate equal to 8.27% and matures in April 2010.

    On April 13, 2000, the Company obtained construction financing totaling $32.0 million collateralized by the 2600 Tower Oaks Boulevard development project in Rockville, Maryland. Such financing bears interest at a rate equal to LIBOR + 1.90% and matures in October 2002.

    On April 20, 2000, the Company refinanced the mortgage loan on Metropolitan Square which consisted of replacing the $104.0 million mortgage loan with a $140.0 million loan. The new financing bears interest at a rate equal to 8.23% and matures in April 2010.

    On April 24, 2000, the Company obtained construction financing totaling $78.0 million collateralized by the 140 Kendrick Street development project in Needham, Massachusetts. Such financing matures in July 2002 and consists of two tranches: $16.4 million bearing interest at a rate of LIBOR + 1.35% and $61.6 million bearing interest at a rate of LIBOR + 1.65%.

    On May 3, 2000, the Board of Directors of the Company declared a second quarter dividend in the amount of $0.53 per share of Common Stock payable on July 28, 2000 to shareholders of record on June 30, 2000. Boston
Properties, Inc., as general partner of the Operating Partnership determined a distribution on the OP Units in the amount of $0.53 per OP Unit payable on July 28, 2000 to unitholders of record on June 30, 2000. In addition, Boston Properties, Inc. declared a dividend of $0.7089 per share on the Preferred Stock payable on August 15, 2000 to shareholders of record on June 30, 2000.

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

    Since January 1, 1999, the Company has increased its in-service portfolio from 110 properties to 127 properties (the "Total Portfolio"). As a result of the growth in the Company's Total Portfolio, the financial data presented below shows significant changes in revenues and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the three months ended March 31, 2000 and 1999 show separately changes attributable to the properties that were owned by the Company for all of each period compared (the "Same Property Portfolio") and the changes attributable to the Total Portfolio.

RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 1999.

    The table below reflects selected operating information for the Same Property Portfolio and the Total Portfolio. The Same Property Portfolio consists of the 110 properties acquired or placed in service on or prior to January 1, 1999.

                                                                          SAME PROPERTY PORTFOLIO
                                                              -----------------------------------------------
                                                                                      INCREASE/         %
(DOLLARS IN THOUSANDS)                                          2000       1999      (DECREASE)      CHANGE
----------------------                                        --------   --------   -------------   ---------
Revenue:
  Rental revenue............................................  $188,299   $178,622      $9,677         5.42%
  Development and management services.......................        --         --          --           --
  Interest and other........................................        --         --          --           --
                                                              --------   --------      ------         ----
      Total revenue.........................................   188,299    178,622       9,677         5.42%
                                                              --------   --------      ------         ----
Expenses:
  Operating.................................................    60,291     57,136       3,155         5.52%
                                                              --------   --------      ------         ----
Net Operating Income........................................   128,008    121,486       6,522         5.37%
                                                              --------   --------      ------         ----
  General and administrative................................        --         --          --           --
  Interest..................................................        --         --          --           --
  Depreciation and amortization.............................    29,454     27,781       1,673         6.02%
                                                              --------   --------      ------         ----
Income before minority interests and joint venture income...  $ 98,554   $ 93,705      $4,849         5.17%
                                                              ========   ========      ======         ====

                                                                              TOTAL PORTFOLIO
                                                              -----------------------------------------------
                                                                                      INCREASE/         %
(DOLLARS IN THOUSANDS)                                          2000       1999      (DECREASE)      CHANGE
----------------------                                        --------   --------   -------------   ---------
Revenue:
  Rental revenue............................................  $206,681   $179,947      $26,734        14.86%
  Development and management services.......................     2,863      4,047       (1,184)      (29.26)%
  Interest and other........................................       710      3,646       (2,936)      (80.53)%
                                                              --------   --------      -------       ------
      Total revenue.........................................   210,254    187,640       22,614        12.05%
                                                              --------   --------      -------       ------
Expenses:
  Operating.................................................    65,177     57,350        7,827        13.65%
                                                              --------   --------      -------       ------
Net Operating Income........................................   145,077    130,290       14,787        11.35%
                                                              --------   --------      -------       ------
  General and administrative................................     7,408      6,610          798        12.07%
  Interest..................................................    55,215     50,459        4,756         9.43%
  Depreciation and amortization.............................    32,231     27,794        4,437        15.96%
                                                              --------   --------      -------       ------
Income before minority interests and joint venture income...  $ 50,223   $ 45,427      $ 4,796        10.56%
                                                              ========   ========      =======       ======

                            BOSTON PROPERTIES, INC.

    The increase in rental revenues in the Same Property Portfolio is primarily a result of an overall increase in rental rates on new leases and rollovers and a small increase in occupancy, offset by a decrease in lease termination fees from $1.2 million to $0.1 million. The increase in rental revenues for the Total Portfolio is primarily a result of the properties acquired or placed-in-service after January 1, 1999.

    The decrease in development and management services revenue is due to a non-recurring development fee of approximately $0.9 million earned during the three months ended March 31, 1999.

    The decrease in interest and other revenue is primarily due to interest income earned on $420.1 million of notes receivable related to the Embarcadero Center acquisition during the three months ended March 31, 1999.

    Property operating expenses (real estate taxes, utilities, repairs and maintenance, cleaning and other property related expenses) in the Same Property Portfolio increased mainly due to an increase in real estate taxes. Property operating expenses for the Total Portfolio increased mainly due to the properties acquired or placed-in-service after January 1, 1999.

    General and administrative expenses increased due to the increase in the overall size of the Total Portfolio since January 1, 1999. The Company has hired additional employees as a result of the new acquisitions.

    Interest expense increased due to new and assumed mortgage indebtedness and the use of the Company's unsecured revolving line of credit (the "Unsecured Line of Credit").

    Depreciation and amortization expense for the Same Property Portfolio increased as a result of capital and tenant improvements made since March 31, 1999. Depreciation and amortization expense for the Total Portfolio increased mainly due to the properties acquired or placed-in-service after January 1, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's consolidated indebtedness at March 31, 2000 was approximately $3.5 billion and bore interest at a weighted average interest rate of approximately 7.09% per annum. Based on the Company's total market capitalization at March 31, 2000 of approximately $6.9 billion, the Company's consolidated debt represents 51.3% of its total market capitalization.

    The Company has a $500 million unsecured revolving line of credit (the "Unsecured Line of Credit"). The Company uses the Unsecured Line of Credit principally to facilitate its development and acquisition activities and for working capital purposes. As of May 10, 2000, the Company had $296.0 million outstanding under the Unsecured Line of Credit.

                            BOSTON PROPERTIES, INC.

    The following represents the outstanding principal balances due under the first mortgages at March 31, 2000:

                   PROPERTIES                      INTEREST RATE   PRINCIPAL AMOUNT         MATURITY DATE
                   ----------                      -------------   ----------------       ------------------
                                                                    (IN THOUSANDS)
Prudential Center................................       6.72%         $   294,542         July 1, 2008
599 Lexington Avenue.............................       7.00%             225,000(1)      July 19, 2005
280 Park Avenue..................................       7.00%             220,000(2)      September 11, 2002
Embarcadero Center One...........................       6.70%             157,830         December 10, 2008
Embarcadero Center Two...........................       6.70%             157,830         December 10, 2008
Embarcadero Center Four..........................       6.79%             156,571         February 1, 2008
875 Third Ave....................................       8.00%             152,733(3)      December 31, 2002
Embarcadero Center Three.........................       6.40%             147,697         January 1, 2007
Five Times Square................................       7.91%             137,170(4)      January 26, 2003
Two Independence Square..........................       8.09%             117,842(5)      February 27, 2003
Riverfront Plaza.................................       6.61%             117,346         January 21, 2008
Democracy Center.................................       7.05%             108,709         April 9, 2009
Metropolitan Square..............................       6.75%             104,528(6)      June 1, 2000
Embarcadero Center West Tower....................       6.50%              98,493         January 1, 2006
100 East Pratt Street............................       6.73%              92,993         November 1, 2008
Reservoir Place..................................       6.88%              75,225(7)      November 1, 2006
One Independence Square..........................       8.12%              75,117(5)      August 21, 2001
The Gateway......................................       7.51%              75,000(8)      September 30, 2000
One and Two Reston Overlook......................       7.45%              68,631         September 1, 2004
2300 N Street....................................       6.88%              66,000         August 3, 2003
Capital Gallery..................................       8.24%              57,927         August 15, 2006
504,506,508 Carnegie Center......................       7.39%              48,902         January 1, 2008
10 and 20 Burlington Mall Road...................       8.33%              37,000(9)      October 1, 2001
1301 New York Avenue.............................       7.19%              33,356(10)     August 15, 2009
Eight Cambridge Center...........................       7.73%              28,722         July 15, 2010
510 Carnegie Center..............................       7.39%              27,985         January 1, 2008
Lockheed Martin Building.........................       6.61%              26,661         June 1, 2008
University Place.................................       6.94%              25,657         August 1, 2021
Reston Corporate Center..........................       6.56%              25,165         May 1, 2008
111 Huntington Avenue............................       8.04%              24,663(11)     September 27, 2002
191 Spring Street................................       8.50%              23,064         September 1, 2006
Bedford Business Park............................       8.50%              22,092         December 10, 2008
NIMA Building....................................       6.51%              21,804         June 1, 2008
Sumner Square....................................       7.44%              21,624(12)     April 22, 2004
212 Carnegie Center..............................       7.25%              20,548         December 31, 2000
202 Carnegie Center..............................       7.25%              19,106         December 31, 2000
Orbital Sciences.................................       7.69%              15,659(13)     August 19, 2002
New Dominion Technology Park.....................       7.64%              14,197(14)     March 4, 2002
214 Carnegie Center..............................       8.19%              13,269(15)     October 31, 2000
101 Carnegie Center..............................       7.66%               8,559         April 1, 2006
Montvale Center..................................       8.59%               7,648         December 1, 2006
Newport Office Park..............................       8.13%               6,150         July 1, 2001
Hilltop Business Center..........................       6.81%               5,854         March 1, 2019
302 Carnegie Center..............................       7.94%               1,014(16)     March 15, 2003
201 Carnegie Center..............................       7.08%                 516         February 1, 2010
                                                                      -----------
Total............................................                     $ 3,186,399
                                                                      ===========

                            BOSTON PROPERTIES, INC.

--------------------------

 (1) At maturity the lender has the option to purchase a 33.33% interest in this Property in exchange for the cancellation of the principal balance of approximately $225 million.

 (2) Outstanding principal of $213,000 bears interest at a fixed rate of 7.00%. The remaining $7,000 bears interest at a floating rate equal to LIBOR + 1.00%.

 (3) The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The actual principal balance at March 31, 2000 was $150,000 and the interest rate was 8.75%.

 (4) Total construction loan in the amount of $420.0 million at a variable rate of LIBOR + 2.00%.

 (5) The principal amount and interest rate shown has been adjusted to reflect the effective rates on the loans. The actual principal balances at March 31, 2000 were $117,969 and $75,188, respectively. The actual interest rates are 8.50% and continue at such rates through the loan expiration.

 (6) The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The actual principal balance at March 31, 2000 was $104,040 and the interest rate was 9.13%.

 (7) The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The actual principal balance at March 31, 2000 was $65,925 and the interest rate was 9.09%.

 (8) Outstanding principal bears interest at a floating rate equal to LIBOR + 1.60%.

 (9) Includes outstanding indebtedness secured by 91 Hartwell Avenue and 92 and 100 Hayden Avenue.

(10) Includes outstanding principal in the amounts of $20,000, $8,742 and $4,614 which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.

(11) Total construction loan in the amount of $203.0 million at a variable rate of LIBOR + 2.00%.

(12) The outstanding principal bears interest at a rate equal to LIBOR + 1.50%.

(13) Total construction loan in the amount of $27.0 million at a variable rate of LIBOR + 1.65%.

(14) Total construction loan in the amount of $48.6 million at a variable rate of LIBOR + 1.60%.

(15) The principal amount and interest rate shown has been adjusted to reflect the effective rate on the loan. The actual principal balance at March 31, 2000 was $13,250 and the interest rate was 8.40%.

(16) Total construction loan in the amount of $10.0 million at a variable rate of LIBOR + 1.90%.

    The Company expects to meet its short-term liquidity requirements generally through its existing working capital and net cash provided by operations. The Company's operating properties and hotels require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended March 31, 2000, the Company's recurring capital expenditures totaled $2.0 million.

    The Company expects to meet its long-term requirements for the funding of property development, property acquisitions and other non-recurring capital improvements through long-term secured and unsecured indebtedness (including the Unsecured Line of Credit) and the issuance of additional equity securities of the Company.

    The Company has development projects currently in process, which require commitments to fund to completion. Commitments under these arrangements totaled approximately $680.0 million as of March 31, 2000. The Company expects to fund these commitments using available cash, construction loans and the Unsecured Line of Credit. In addition, the Company has options to acquire land that require minimum deposits that the Company will fund using available cash or the Unsecured Line of Credit.

FUNDS FROM OPERATIONS

    Management believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes Funds from

                            BOSTON PROPERTIES, INC.

Operations in accordance with standards established by the White Paper on Funds from Operations approved by the Board of Governors of NAREIT in 1995 and clarified in 1999, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. The White Paper defines Funds from Operations as net income (loss) (computed in accordance with accounting principles generally accepted in The United States, "GAAP"), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Effective January 1, 2000, the calculation of FFO includes non-recurring events, except for those that are defined as "extraordinary items" under GAAP and gains and losses from sales of depreciable operating property. The revised definition of FFO did not have a material impact on the Company's calculation. Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The Company believes that in order to facilitate a clear understanding of the historical operating results of the Company, Funds from Operations should be examined in conjunction with net income as presented in the consolidated financial statements.

    The following table presents the Company's Funds from Operations for the three months ended March 31, 2000 and 1999:

                                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                                             MARCH 31, 2000       MARCH 31, 1999
                                                           ------------------   ------------------
Income before minority interests and joint venture
  income.................................................       $50,223              $45,427
Add:
  Real estate depreciation and amortization..............        32,052               27,549
  Income from unconsolidated joint ventures..............           145                  213
Less:
  Minority property partnerships' share of Funds from
    Operations...........................................          (224)              (3,163)
  Preferred dividends and distributions..................        (8,250)              (7,212)
                                                                -------              -------
Funds from Operations....................................       $73,946              $62,814
                                                                -------              -------
Funds from Operations Available to Common Shareholders
  (73.89% and 72.75%, respectively)......................       $54,641              $45,697
                                                                =======              =======

    Reconciliation to Diluted Funds from Operations:

                                                  THREE MONTHS ENDED            THREE MONTHS ENDED
                                                    MARCH 31, 2000                MARCH 31, 1999
                                              ---------------------------   ---------------------------
                                                INCOME         SHARES         INCOME         SHARES
                                              (NUMERATOR)   (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
                                              -----------   -------------   -----------   -------------
Funds from Operations.......................    $73,946         91,948        $62,814         87,330
Effect of Dilutive Securities
  Convertible Preferred Units...............      6,607         10,377          6,373         10,325
  Convertible Preferred Stock...............      1,643          2,625            839          1,458
  Stock Options.............................         --            437             --            545
                                                -------        -------        -------         ------
Diluted Funds from Operations...............    $82,196        105,387        $70,026         99,658
                                                -------        -------        -------         ------
Company's share of Diluted Funds From
  Operations (77.22% and 76.12%,
  respectively)                                 $63,473         81,381        $53,306         75,862
                                                =======        =======        =======         ======

                            BOSTON PROPERTIES, INC.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

    This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, regarding the Company's business, strategies, revenues, expenditures and operating and capital requirements. The following factors, among others, could cause actual results, performance or achievements of the Company to differ materially from those set forth or contemplated in the forward-looking statements made in this report: general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants' financial condition, and competition from other developers, owners and operators of real estate); risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively the Company's growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities); risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with the Company's potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and possible adverse changes in tax and environmental laws; and risks associated with the Company's dependence on key personnel whose continued service is not guaranteed.

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

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the risk of loss from adverse changes in market prices and interest rates. The primary market risk facing the Company is mortgage debt, which bears interest primarily at fixed rates, and therefore, the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted average interest rates by expected maturity dates for the fixed rate debt. The interest rate of the variable rate debt as of March 31, 2000 ranged from LIBOR plus 1.00% to LIBOR plus 2.00%. During January 2000, the Company entered into three interest rate hedge agreements totaling $450.0 million. The agreements provide for a fixed interest rate when LIBOR floats between 0% and 5.80% or 5.00% to 5.60% and when LIBOR ranges from 6.35% to 7.95% for terms ranging from three to five years, per the individual agreements.

                                                MORTGAGE DEBT, INCLUDING CURRENT PORTION
                       -------------------------------------------------------------------------------------------
                         2000       2001       2002       2003       2004     THEREAFTER     TOTAL      FAIR VALUE
                       --------   --------   --------   --------   --------   ----------   ----------   ----------
Fixed Rate...........  $182,022   $154,717   $390,464   $214,583   $102,969   $1,845,317   $2,890,072   $2,890,072
Average Interest
  Rate...............       7.2%       7.9%       7.4%       7.5%       7.3%         6.9%
Variable Rate........  $ 77,933   $  4,067   $ 54,519   $138,184   $ 21,624   $       --   $  296,327   $  296,327

                            BOSTON PROPERTIES, INC.

                          PART II.  OTHER INFORMATION

ITEM 2--CHANGES IN SECURITIES

    On March 1, 2000, the Company acquired three office buildings at Carnegie Center for consideration that included the issuance of 577,817 OP Units. Such OP Units were issued to accredited investors in a transaction that was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------   ------------------------------------------------------------
 10.1     Second Amended and Restated Revolving Credit Agreement dated as of March 31, 2000 by and among Boston Properties Limited
          Partnership, certain wholly-owned subsidiaries of either or both Boston Properties, Inc. or Boston Properties Limited
          Partnership, Fleet National Bank and lending institutions
          named therein.

 27.1     Financial Data Schedule

    (b) Reports on Form 8-K

    A Form 8-K dated January 25, 2000 was filed with the Securities and Exchange Commission to report under Item 5 of such report the information presented to investors and analysts and the Company's press release for the quarter ended December 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       BOSTON PROPERTIES, INC.

May 15, 2000                                           By:  /s/ DAVID G. GAW
                                                            -----------------------------------------
                                                            David G. Gaw
                                                            Chief Financial Officer
                                                            (duly authorized officer and
                                                            principal financial officer)