Form 10-Q
period 2000-06-30
BOSTON PROPERTIES INC
filed 2000-08-14
CIK 1037540

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-13087

                            ------------------------

                            BOSTON PROPERTIES, INC.

             (Exact name of Registrant as specified in its Charter)

                  DELAWARE                                      04-2473675
        (State or other jurisdiction                     (IRS Employer Id. Number)
      of incorporation or organization)

            800 BOYLSTON STREET,                                   02199
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

        COMMON STOCK, PAR VALUE $.01                            68,823,159
                   (CLASS)                           (OUTSTANDING ON AUGUST 11, 2000)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            BOSTON PROPERTIES, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I.   FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements:

          a) Consolidated Balance Sheets as of June 30, 2000 and
          December 31, 1999...........................................      1

          b) Consolidated Statements of Operations for the six months
          ended June 30, 2000 and 1999................................      2

          c) Consolidated Statements of Operations for the three
          months ended June 30,2000 and 1999..........................      3

          d) Consolidated Statements of Cash Flows for the six months
          ended June 30, 2000 and 1999................................      4

          e) Notes to the Consolidated Financial Statements...........      5

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     15

ITEM 3.   Quantitative and Qualitative Disclosures about Market
          Risk........................................................     22

PART II.  OTHER INFORMATION

ITEM 2.   Changes in Securities.......................................     23

ITEM 4.   Submission of Matters to a Vote of Security Holders.........     23

ITEM 6.   Exhibits and Reports on Form 8-K............................     23

Signatures............................................................     24

                            BOSTON PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT FOR
                                                                    SHARE AMOUNTS)
                           ASSETS
Real estate:................................................  $5,701,704     $5,609,424
  Less: accumulated depreciation............................    (525,201)      (470,591)
                                                              ----------     ----------
    Total real estate.......................................   5,176,503      5,138,833
Cash and cash equivalents...................................       6,319         12,035
Escrows.....................................................      33,025         40,254
Investments in securities...................................      28,283         14,460
Tenant and other receivables, net...........................      32,340         28,362
Accrued rental income, net..................................      84,425         82,228
Deferred charges, net.......................................      69,599         53,733
Prepaid expenses and other assets...........................      39,074         28,452
Investments in joint ventures...............................      69,486         36,415
                                                              ----------     ----------
    Total assets............................................  $5,539,054     $5,434,772
                                                              ==========     ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable....................................  $3,157,068     $2,955,584
  Unsecured line of credit..................................     238,000        366,000
  Accounts payable and accrued expenses.....................      53,922         66,780
  Dividends and distributions payable.......................      59,812         50,114
  Accrued interest payable..................................       6,127          8,486
  Other liabilities.........................................      52,497         48,282
                                                              ----------     ----------
    Total liabilities.......................................   3,567,426      3,495,246
                                                              ----------     ----------
Commitments and contingencies...............................          --             --
                                                              ----------     ----------
Minority interests..........................................     797,451        781,962
                                                              ----------     ----------
Series A Convertible Redeemable Preferred Stock, liquidation preference $50.00 per share, 2,000,000 shares issued and
  outstanding...............................................     100,000        100,000
                                                              ----------     ----------
Stockholders' equity:
  Excess stock, $.01 par value, 150,000,000 shares
    authorized, none issued or outstanding..................          --             --
  Common stock, $.01 par value, 250,000,000 shares
    authorized, 68,026,797 and 67,910,434 issued and
    outstanding in 2000 and 1999, respectively..............         680            679
  Additional paid-in capital................................   1,076,593      1,067,778
  Dividends in excess of earnings...........................     (11,670)       (10,893)
  Unearned compensation.....................................        (954)            --
  Accumulated other comprehensive income....................       9,528             --
                                                              ----------     ----------
    Total stockholders' equity..............................   1,074,177      1,057,564
                                                              ----------     ----------
      Total liabilities and stockholders' equity............  $5,539,054     $5,434,772
                                                              ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                            BOSTON PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
                                                              (UNAUDITED AND IN THOUSANDS,
                                                              EXCEPT FOR PER SHARE AMOUNTS)
Revenue
  Rental:
    Base rent...............................................   $  348,290      $  309,679
    Recoveries from tenants.................................       46,070          34,666
    Parking and other.......................................       25,297          23,011
                                                               ----------      ----------
      Total rental revenue..................................      419,657         367,356
  Development and management services.......................        5,739           7,658
  Interest and other........................................        2,117           4,266
                                                               ----------      ----------
      Total revenue.........................................      427,513         379,280
                                                               ----------      ----------
Expenses
  Operating.................................................      129,212         117,656
  General and administrative................................       15,997          13,962
  Interest..................................................      111,458          99,678
  Depreciation and amortization.............................       64,626          57,237
                                                               ----------      ----------
      Total expenses........................................      321,293         288,533
                                                               ----------      ----------
Income before minority interests and joint venture income...      106,220          90,747
Minority interests in property partnerships.................         (436)         (4,294)
Income from unconsolidated joint ventures...................          807             442
                                                               ----------      ----------
Income before minority interest in Operating Partnership....      106,591          86,895
Minority interest in Operating Partnership..................      (37,745)        (32,217)
                                                               ----------      ----------
Income before gain on sale of real estate...................       68,846          54,678
Gain on sale of real estate, net............................          297              --
                                                               ----------      ----------
Net income before preferred dividend........................       69,143          54,678
Preferred dividend..........................................       (3,286)         (2,521)
                                                               ----------      ----------
Net income available to common shareholders.................   $   65,857      $   52,157
                                                               ==========      ==========
Basic earnings per share:
  Net income available to common shareholders...............   $     0.97      $     0.81
                                                               ==========      ==========
  Weighted average number of common shares outstanding......       67,973          64,539
                                                               ==========      ==========
Diluted earnings per share:
  Net income available to common shareholders...............   $     0.96      $     0.80
                                                               ==========      ==========
  Weighted average number of common and common equivalent
    shares outstanding......................................       69,157          65,161
                                                               ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                            BOSTON PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   THREE MONTHS ENDED
                                                                        JUNE 30,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
                                                              (UNAUDITED AND IN THOUSANDS,
                                                              EXCEPT FOR PER SHARE AMOUNTS)
Revenue
  Rental:
    Base rent...............................................   $  177,953      $  158,070
    Recoveries from tenants.................................       22,734          17,252
    Parking and other.......................................       12,289          12,087
                                                               ----------      ----------
      Total rental revenue..................................      212,976         187,409
  Development and management services.......................        2,876           3,611
  Interest and other........................................        1,407             620
                                                               ----------      ----------
      Total revenue.........................................      217,259         191,640
                                                               ----------      ----------
Expenses
  Operating.................................................       64,035          60,306
  General and administrative................................        8,589           7,352
  Interest..................................................       56,243          49,219
  Depreciation and amortization.............................       32,395          29,443
                                                               ----------      ----------
      Total expenses........................................      161,262         146,320
                                                               ----------      ----------
Income before minority interests and joint venture income...       55,997          45,320
Minority interests in property partnership..................         (240)           (139)
Income from unconsolidated joint ventures...................          662             229
                                                               ----------      ----------
Income before minority interest in Operating Partnership....       56,419          45,410
Minority interest in Operating Partnership..................      (20,193)        (16,505)
                                                               ----------      ----------
Income before gain on sale of real estate...................       36,226          28,905
Gain on sale of real estate, net............................          297              --
                                                               ----------      ----------
Net income before preferred dividend........................       36,523          28,905
Preferred dividend..........................................       (1,643)         (1,682)
                                                               ----------      ----------
Net income available to common shareholders.................   $   34,880      $   27,223
                                                               ==========      ==========
Basic earnings per share:
  Net income available to common shareholders...............   $     0.51      $     0.42
                                                               ==========      ==========
  Weighted average number of common shares outstanding......       67,991          65,534
                                                               ==========      ==========
Diluted earnings per share:
  Net income available to common shareholders...............   $     0.50      $     0.41
                                                               ==========      ==========
  Weighted average number of common and common equivalent
    shares outstanding......................................       69,582          66,337
                                                               ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                            BOSTON PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                                (UNAUDITED AND IN
                                                                   THOUSANDS)
Cash flows from operating activities:
  Net income before preferred dividend......................  $  69,143   $  54,678
  Adjustments to reconcile net income before preferred
    dividend to net cash provided by operating activities:
    Depreciation and amortization...........................     64,626      57,237
    Gain on sale of real estate.............................       (403)         --
    Non-cash portion of interest expense....................      1,989         995
    Income from unconsolidated joint ventures...............       (807)       (442)
    Compensation related to restricted shares...............        106          --
    Minority interests......................................     37,851      29,329
  Change in assets and liabilities:
    Escrows.................................................      7,229      (5,068)
    Tenant and other receivables, net.......................     (3,978)    (12,229)
    Accrued rental income, net..............................     (6,915)     (8,284)
    Prepaid expenses and other assets.......................      2,601      (2,084)
    Accounts payable and accrued expenses...................    (14,534)     18,122
    Accrued interest payable................................     (2,359)        530
    Other liabilities.......................................      2,215      (5,004)
                                                              ---------   ---------
      Total adjustments.....................................     87,621      73,102
                                                              ---------   ---------
      Net cash provided by operating activities.............    156,764     127,780
                                                              ---------   ---------
Cash flows from investing activities:
  Acquisitions/additions to real estate.....................   (200,506)   (178,216)
  Net proceeds from sale of real estate.....................     46,713          --
  Deposits on real estate...................................    (13,223)         --
  Tenant leasing costs......................................    (11,131)     (7,299)
  Investments in securities.................................     (2,295)         --
  Investments in/distributions from joint ventures, net.....      4,742       5,152
                                                              ---------   ---------
      Net cash used in investing activities.................   (175,700)   (180,363)
                                                              ---------   ---------
Cash flows from financing activities:
  Net proceeds from sales of common and preferred stock.....         --     240,952
  Borrowings on unsecured line of credit....................     96,000     387,000
  Repayments of unsecured line of credit....................   (224,000)   (260,000)
  Repayments of mortgage notes..............................   (161,092)    (18,005)
  Proceeds from mortgage notes..............................    411,662     136,000
  Repayment of notes payable................................         --    (328,143)
  Dividends and distributions...............................    (96,578)    (83,799)
  Proceeds from exercise of stock options...................        214         566
  Proceeds from employee stock purchase plan................      1,070          --
  Deferred financing and other costs........................    (14,056)     (1,929)
                                                              ---------   ---------
      Net cash provided by financing activities.............     13,220      72,642
                                                              ---------   ---------
Net increase (decrease) in cash.............................     (5,716)     20,059
Cash and cash equivalents, beginning of period..............     12,035      12,166
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $   6,319   $  32,225
                                                              =========   =========
Supplemental disclosures:
  Cash paid for interest....................................  $ 128,498   $ 106,906
                                                              =========   =========
  Interest capitalized......................................  $  17,039   $   6,721
                                                              =========   =========
Non-cash operating activities:
  Assets assigned in connection with sale of real estate....  $   4,718   $      --
                                                              =========   =========
  Liabilities assigned in connection with sale of real
    estate..................................................  $     112   $      --
                                                              =========   =========
Non-cash investing and financing activities:
  Additions to real estate included in accounts payable.....  $   1,788   $     841
                                                              =========   =========
  Assets assigned in connection with sale of real estate....  $   4,040   $      --
                                                              =========   =========
  Mortgage notes payable assumed in connection with
    acquisitions............................................  $ 117,831   $  28,331
                                                              =========   =========
  Mortgage notes payable assigned in connection with the
    sale of real estate.....................................  $ 166,547   $      --
                                                              =========   =========
  Issuance of minority interest in connection with
    acquisitions............................................  $  20,467   $   2,888
                                                              =========   =========
  Dividends and distributions declared but not paid.........  $  59,812   $  45,559
                                                              =========   =========
  Notes receivable assigned in connection with an
    acquistion..............................................  $      --   $ 420,143
                                                              =========   =========
  Notes payable assigned in connection with an
    acquisition.............................................  $      --   $  92,000
                                                              =========   =========
  Conversion of Operating Partnership Units to Common
    Stock...................................................  $     116   $      --
                                                              =========   =========
  Issuance of restricted shares to employees................  $   1,060   $      --
                                                              =========   =========
  Unrealized gain related to investements in securities.....  $   9,528   $      --
                                                              =========   =========

   The accompanying notes are an integral part of these financial statements.

                            BOSTON PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (UNAUDITED AND IN THOUSANDS)

1.  ORGANIZATION

    Boston Properties, Inc. (the "Company"), a Delaware corporation, is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the sole general partner of Boston Properties Limited Partnership (the "Operating Partnership") and at June 30, 2000, owned an approximate 67% general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as "common units of partnership interest" (also referred to as "OP Units") or "preferred units of partnership interest" (also referred to as "Preferred Units"). All references to OP Units and Preferred Units exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock, except that, the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of common stock of the Company ("Common Stock"). Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. Each series of Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company.

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

    As of June 30, 2000, the Company and the Operating Partnership had 68,026,797 and 24,465,219 shares of Common Stock and OP Units outstanding, respectively. In addition, the Company had 2,000,000 shares of Preferred Stock and the Operating Partnership had 8,713,131 Preferred Units outstanding.

    THE PROPERTIES:

    As of June 30, 2000, the Company owns a portfolio of 142 commercial real estate properties (136 and 127 properties at December 31, 1999 and June 30, 1999, respectively) (the "Properties") aggregating over 36.3 million square feet. The properties consist of 129 office properties with

                            BOSTON PROPERTIES, INC.

                          (UNAUDITED AND IN THOUSANDS)

1.  ORGANIZATION (CONTINUED)
approximately 28.7 million net rentable square feet (including 13 properties under development expected to contain approximately 3.8 million net rentable square feet) and approximately 5.5 million additional square feet of structured parking for 15,556 vehicles, nine industrial properties with approximately
0.9 million net rentable square feet, three hotels with a total of 1,054 rooms (consisting of approximately 0.9 million square feet), and a parking garage with 1,170 spaces (consisting of approximately 0.3 million square feet). In addition, the Company owns, has under contract, or has an option to acquire 49 parcels of land totaling approximately 487.9 acres, which will support approximately
10.3 million square feet of development.

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

3. REAL ESTATE ACQUIRED AND PLACED IN SERVICE DURING THE QUARTER ENDED JUNE 30, 2000

    The Company placed in service the Orbital Sciences Phase I project, consisting of two Class A office buildings comprising 174,832 square feet located in Dulles, Virginia. The project was developed by the Company for a total cost of approximately $29.7 million.

    On May 12, 2000, an unrelated third party acquired partial interests in two wholly-owned properties. The Company retained a 51% interest in Metropolitan Square, a 582,194 square foot office property in Washington, DC and a 25% interest in 140 Kendrick Street, a 381,000 square foot build-to-suit development property in Needham, Massachusetts. The interests in the properties were acquired for cash of approximately $46.7 million and the assumption of debt of approximately $88.2 million and resulted in a gain of $0.4 million.

                            BOSTON PROPERTIES, INC.

                          (UNAUDITED AND IN THOUSANDS)

3.  REAL ESTATE ACQUIRED AND PLACED IN SERVICE DURING THE QUARTER ENDED
JUNE 30, 2000 (CONTINUED)
    On June 19, 2000, the Company acquired a 26-acre site in Chelmsford, Massachusetts for approximately $3.1 million. The site will support approximately 260,000 square feet of development. The Company issued 82,215 OP Units valued at $3.0 million in connection with the acquisition.

4.  INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

    At June 30, 2000, the investments in unconsolidated joint ventures represent
(i) a 25% interest in a joint venture that owns and operates an office building in Reston, Virginia and (ii) a 50% interest in a joint venture that owns and operates an office building and a residential apartment building in Washington, DC (iii) a 51% interest in a joint venture that owns and operates an office building in Washington, DC and (iv) a 25% interest in a joint venture that is developing an office building in Needham, Massachusetts. The Company serves as development manager for the joint venture under development. Under the equity method of accounting, the net equity investment is reflected on the consolidated balance sheets.

    The combined summarized balance sheets of the joint ventures are as follows:

                                                        JUNE 30,     DECEMBER 31,
                                                          2000           1999
                                                       -----------   ------------
                                                       (UNAUDITED)
ASSETS
Real estate and development in process, net..........    $462,354      $236,995
Other assets.........................................      24,519        10,473
                                                         --------      --------
    Total assets.....................................    $486,873      $247,468
                                                         ========      ========
LIABILITIES AND PARTNERS' EQUITY
Mortgage and construction loans payable..............    $325,246      $164,185
Other liabilities....................................      17,457         6,770
Partners' equity.....................................     144,170        76,513
                                                         --------      --------
    Total liabilities and partners' equity...........    $486,873      $247,468
                                                         ========      ========
Company's share of equity............................    $ 69,486      $ 36,415
                                                         ========      ========

    The summarized statements of operations of the joint ventures are as follows:

                                                             FOR THE SIX MONTHS       FOR THE THREE
                                                                    ENDED             MONTHS ENDED
                                                                  JUNE 30,              JUNE 30,
                                                             -------------------   -------------------
                                                               2000       1999       2000       1999
                                                             --------   --------   --------   --------
                                                                            (UNAUDITED)
Total revenue..............................................  $12,608     $4,438     $8,626     $2,647
Total expenses.............................................   10,178      2,662      6,696      1,723
                                                             -------     ------     ------     ------
  Net income...............................................  $ 2,430     $1,776     $1,930     $  924
                                                             =======     ======     ======     ======
Company's share of net income..............................  $   807     $  442     $  662     $  229
                                                             =======     ======     ======     ======

                            BOSTON PROPERTIES, INC.

                          (UNAUDITED AND IN THOUSANDS)

5.  INVESTMENTS IN SECURITIES

    On April 14, 2000, the Company invested approximately $2.3 million in preferred shares of a company that provides video units that deliver subscriber messaging, commercial advertising, news and other information in building elevators. The Company has also entered into a master license agreement to provide for these video units in the Company's buildings. In exchange, the Company received 605,555 warrants to purchase shares of common stock in the company and will share in the revenues generated from these video units in the Company's buildings. The Company has recorded this investment at cost, as these securities are not marketable under SFAS No. 115

    At June 30, 2000, the Company accounts for its other investments in securities in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and has classified the securities as available-for-sale. As of June 30, 2000, the fair value of the investments in stock and warrants was approximately $28.3 million. The gross unrealized holding gain of approximately $9.5 million is included in other comprehensive income on the consolidated balance sheet.

6.  MORTGAGE NOTES PAYABLE AND UNSECURED LINE OF CREDIT

    On April 6, 2000, the Company refinanced the mortgage loan on Ten Cambridge Center and the Cambridge Center North Garage which consisted of replacing the $40.0 million mortgage loan with a $36.0 million loan and removing the Cambridge Center North Garage as collateral. The new financing bears interest at a rate equal to 8.27% and matures in April 2010.

    On April 13, 2000, the Company obtained construction financing totaling $32.0 million collateralized by the 2600 Tower Oaks Boulevard development project in Rockville, Maryland. Such financing bears interest at a rate equal to LIBOR + 1.90% and matures in October 2002.

    On April 20, 2000, the Company refinanced the mortgage loan on Metropolitan Square that consisted of replacing the $104.0 million mortgage loan with a $140.0 million loan. The new financing bears interest at a rate equal to 8.23% and matures in April 2010. On May 12, 2000, an unrelated third party acquired an interest in Metropolitan Square. As a result, the Company now accounts for this property using the equity method of accounting and therefore it is not consolidated with the Company.

    On April 24, 2000, the Company obtained construction financing totaling $78.0 million collateralized by the 140 Kendrick Street development project in Needham, Massachusetts. Such financing matures in July 2002 and consists of two tranches: $16.4 million bearing interest at a rate of LIBOR + 1.35% and $61.6 million bearing interest at a rate of LIBOR + 1.65%. On May 12, 2000, an unrelated third party acquired an interest in 140 Kendrick Street. As a result, the Company now accounts for this property using the equity method of accounting and therefore it is not consolidated with the Company.

    During May 2000, the Company entered into two interest rate hedge agreements with major financial institutions for a notional amount of $300.0 million. The agreements provide for a fixed interest rate when LIBOR floats between 7.50% or 7.75% to 9.00% for terms ranging from two to three years, per terms of the agreements.

                            BOSTON PROPERTIES, INC.

                          (UNAUDITED AND IN THOUSANDS)

7.  MINORITY INTERESTS

    Minority interests in the Company relate to the interest in the Operating Partnership not owned by Boston Properties, Inc. and interests in property partnerships that are not owned by the Company. As of June 30, 2000, the minority interest in the Operating Partnership consisted of 24,465,219 OP Units and 8,713,131 Preferred Units held by parties other than Boston
Properties, Inc.

    On May 3, 2000, Boston Properties, Inc., as general partner of the Operating Partnership determined a distribution on the OP Units in the amount of $0.53 per OP Unit payable on July 28, 2000 to OP Unit holders of record on June 30, 2000.

    On May 15, 2000, the Operating Partnership paid a distribution on the 2,500,000 Series One Preferred Units at $0.61625 per unit, based on an annual distribution of $2.465 per unit and paid a distribution on the 6,213,131 Series Two and Three Preferred Units of $0.69349 per unit.

    On June 19, 2000, the Operating Partnership issued 82,215 OP Units valued at $3.0 million in connection with the acquisition of land in Chelmsford, Massachusetts.

8.  REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

    On May 3, 2000, the Board of Directors of the Company declared a second quarter dividend in the amount of $0.53 per share of Common Stock payable on July 28, 2000 to shareholders of record on June 30, 2000.

    On May 15, 2000, the Company paid a dividend on the 2,000,000 shares of Series A Convertible Redeemable Preferred Stock (the "Preferred Stock"), $50 liquidation preference per share, of approximately $0.69349 per share. In addition, on May 3, 2000, the Board of Directors of the Company declared a dividend of $0.70890 per share on the Preferred Stock payable on August 15, 2000 to shareholders of record on June 30, 2000. These shares of Preferred Stock are not classified as equity as in certain instances they are convertible into shares of Common Stock at the election of the holder after December 31, 2002 or are redeemable for cash at the election of the holder after May 12, 2009.

                            BOSTON PROPERTIES, INC.

                          (UNAUDITED AND IN THOUSANDS)

9.  EARNINGS PER SHARE

                                                             FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                                            -------------------------------------------
                                                               INCOME          SHARES        PER SHARE
                                                            (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                                            ------------   --------------   -----------
Basic Earnings:
  Income available to common shareholders.................    $34,880          67,991          $0.51
Effect of Dilutive Securities:
  Stock Options and other.................................        244           1,591           (.01)
Diluted Earnings:
                                                              -------          ------          -----
  Net income..............................................    $35,124          69,582          $0.50
                                                              =======          ======          =====

                                                             FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                                            -------------------------------------------
                                                               INCOME          SHARES        PER SHARE
                                                            (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                                            ------------   --------------   -----------
Basic Earnings:
  Income available to common shareholders.................    $27,223          65,534         $ 0.42
Effect of Dilutive Securities:
  Stock Options...........................................         --             803          (0.01)
Diluted Earnings:
                                                              -------          ------         ------
  Net income..............................................    $27,223          66,337         $ 0.41
                                                              =======          ======         ======

                                                             FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                            ----------------------------------------
                                                              INCOME         SHARES       PER SHARE
                                                            (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                            -----------   -------------   ----------
Basic Earnings:
  Income available to common shareholders.................    $65,857         67,973         $0.97
Effect of Dilutive Securities:
  Stock Options and other.................................        479          1,184         (0.01)
Diluted Earnings:
                                                              -------         ------         -----
  Net income..............................................    $66,336         69,157         $0.96
                                                              =======         ======         =====

                                                             FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                                            ----------------------------------------
                                                              INCOME         SHARES       PER SHARE
                                                            (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                            -----------   -------------   ----------
Basic Earnings:
  Income available to common shareholders.................    $52,157         64,539         $0.81
Effect of Dilutive Securities:
  Stock Options...........................................         --            622         (0.01)
Diluted Earnings:
                                                              -------         ------         -----
  Net income..............................................    $52,157         65,161         $0.80
                                                              =======         ======         =====

                            BOSTON PROPERTIES, INC.

                          (UNAUDITED AND IN THOUSANDS)

10.  SEGMENT INFORMATION

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

    Information by Geographic Area and Property Type:
    For the three months ended June 30, 2000:

                                           GREATER                    GREATER      NEW JERSEY
                              GREATER     WASHINGTON     MIDTOWN        SAN           AND
                               BOSTON         DC        MANHATTAN    FRANCISCO    PENNSYLVANIA     TOTAL
                              --------    ----------    ---------    ---------    ------------    --------
RENTAL REVENUE
  CLASS A...................  $45,366      $53,031       $35,176      $44,304        $15,116      $192,993
  R&D.......................    1,381        4,952            --          466             --         6,799
  INDUSTRIAL................      469          364            --          561            173         1,567
  HOTELS....................   10,721           --            --           --             --        10,721
  GARAGE....................      896           --            --           --             --           896
                              -------      -------       -------      -------        -------      --------
TOTAL.......................   58,833       58,347        35,176       45,331         15,289       212,976
                              -------      -------       -------      -------        -------      --------
  % OF GRAND TOTALS.........    27.62%       27.40%        16.52%       21.28%          7.18%       100.00%
                              -------      -------       -------      -------        -------      --------
RENTAL EXPENSES
  CLASS A...................   15,927       13,984        11,428       15,002          4,861        61,202
  R&D.......................      401          893            --           97             --         1,391
  INDUSTRIAL................      132          103            --           38             39           312
  HOTELS....................      829           --            --           --             --           829
  GARAGE....................      301           --            --           --             --           301
                              -------      -------       -------      -------        -------      --------
TOTAL.......................   17,590       14,980        11,428       15,137          4,900        64,035
                              -------      -------       -------      -------        -------      --------
  % OF GRAND TOTALS.........    27.47%       23.39%        17.85%       23.64%          7.65%       100.00%
                              -------      -------       -------      -------        -------      --------
NET OPERATING INCOME........  $41,243      $43,367       $23,748      $30,194        $10,389      $148,941
                              =======      =======       =======      =======        =======      ========
  % OF GRAND TOTALS.........    27.69%       29.12%        15.94%       20.27%          6.98%       100.00%
                              =======      =======       =======      =======        =======      ========

                            BOSTON PROPERTIES, INC.

                          (UNAUDITED AND IN THOUSANDS)

10.  SEGMENT INFORMATION (CONTINUED)
    For the three months ended June 30, 1999:

                                           GREATER                    GREATER      NEW JERSEY
                              GREATER     WASHINGTON     MIDTOWN        SAN           AND
                               BOSTON         DC        MANHATTAN    FRANCISCO    PENNSYLVANIA     TOTAL
                              --------    ----------    ---------    ---------    ------------    --------
RENTAL REVENUE
  CLASS A...................  $38,322      $50,827       $33,943      $37,644        $9,551       $170,287
  R&D.......................    1,483        4,565            --          386            --          6,434
  INDUSTRIAL................      413          378            --          344           174          1,309
  HOTELS....................    8,849           --            --           --            --          8,849
  GARAGE....................      530           --            --           --            --            530
                              -------      -------       -------      -------        ------       --------
TOTAL.......................   49,597       55,770        33,943       38,374         9,725        187,409
                              -------      -------       -------      -------        ------       --------
  % OF GRAND TOTALS.........    26.46%       29.76%        18.11%       20.48%         5.19%        100.00%
                              -------      -------       -------      -------        ------       --------
RENTAL EXPENSES
  CLASS A...................   14,816       13,486        11,719       14,084         2,904         57,009
  R&D.......................      421          819            --          114            --          1,354
  INDUSTRIAL................      124          127            --           72            35            358
  HOTELS....................    1,371           --            --           --            --          1,371
  GARAGE....................      214           --            --           --            --            214
                              -------      -------       -------      -------        ------       --------
TOTAL.......................   16,946       14,432        11,719       14,270         2,939         60,306
                              -------      -------       -------      -------        ------       --------
  % OF GRAND TOTALS.........    28.11%       23.93%        19.43%       23.66%         4.87%        100.00%
                              -------      -------       -------      -------        ------       --------
NET OPERATING INCOME........  $32,651      $41,338       $22,224      $24,104        $6,786       $127,103
                              =======      =======       =======      =======        ======       ========
  % OF GRAND TOTALS.........    25.69%       32.52%        17.49%       18.96%         5.34%        100.00%
                              =======      =======       =======      =======        ======       ========

    The following is a reconcilition of net operating income to income before minority interests and joint venture income:

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Net Operating Income....................................  $148,941   $127,103
Add:
  Development and management services...................     2,876      3,611
  Interest income.......................................     1,407        620
Less:
  General and administrative............................    (8,589)    (7,352)
  Interest expense......................................   (56,243)   (49,219)
  Depreciation and amortization.........................   (32,395)   (29,443)
                                                          --------   --------
Income before minority interests and joint venture
  income................................................  $ 55,997   $ 45,320
                                                          ========   ========

                            BOSTON PROPERTIES, INC.

                          (UNAUDITED AND IN THOUSANDS)

10.  SEGMENT INFORMATION (CONTINUED)
    Information by Geographic Area and Property Type:
    For the six months ended June 30, 2000:

                                           GREATER                    GREATER      NEW JERSEY
                              GREATER     WASHINGTON     MIDTOWN        SAN           AND
                               BOSTON         DC        MANHATTAN    FRANCISCO    PENNSYLVANIA     TOTAL
                              --------    ----------    ---------    ---------    ------------    --------
RENTAL REVENUE
  CLASS A...................  $90,235      $108,376      $70,128      $87,557        $28,243      $384,539
  R&D.......................    2,942         9,659           --          893             --        13,494
  INDUSTRIAL................      915           725           --          903            353         2,896
  HOTELS....................   17,161            --           --           --             --        17,161
  GARAGE....................    1,567            --           --           --             --         1,567
                              -------      --------      -------      -------        -------      --------
TOTAL.......................  112,820       118,760       70,128       89,353         28,596       419,657
                              -------      --------      -------      -------        -------      --------
  % OF GRAND TOTALS.........    26.88%        28.30%       16.71%       21.29%          6.82%       100.00%
                              -------      --------      -------      -------        -------      --------
RENTAL EXPENSES
  CLASS A...................   32,696        28,553       23,331       29,776          8,792       123,148
  R&D.......................      847         1,867           --          163             --         2,877
  INDUSTRIAL................      295           217           --           85             67           664
  HOTELS....................    2,013            --           --           --             --         2,013
  GARAGE....................      510            --           --           --             --           510
                              -------      --------      -------      -------        -------      --------
TOTAL.......................   36,361        30,637       23,331       30,024          8,859       129,212
                              -------      --------      -------      -------        -------      --------
  % OF GRAND TOTALS.........    28.13%        23.71%       18.06%       23.24%          6.86%       100.00%
                              -------      --------      -------      -------        -------      --------
NET OPERATING INCOME........  $76,459      $ 88,123      $46,797      $59,329        $19,737      $290,445
                              =======      ========      =======      =======        =======      ========
  % OF GRAND TOTALS.........    26.32%        30.34%       16.11%       20.43%          6.80%       100.00%
                              =======      ========      =======      =======        =======      ========

                            BOSTON PROPERTIES, INC.

                          (UNAUDITED AND IN THOUSANDS)

10.  SEGMENT INFORMATION (CONTINUED)
    For the six months ended June 30, 1999:

                                           GREATER                    GREATER      NEW JERSEY
                              GREATER     WASHINGTON     MIDTOWN        SAN           AND
                               BOSTON         DC        MANHATTAN    FRANCISCO    PENNSYLVANIA     TOTAL
                              --------    ----------    ---------    ---------    ------------    --------
RENTAL REVENUE
  CLASS A...................  $75,277      $99,758       $68,134      $74,837        $19,008      $337,014
  R&D.......................    3,166        9,098            --          835             --        13,099
  INDUSTRIAL................      819          701            --          618            354         2,492
  HOTELS....................   13,700           --            --           --             --        13,700
  GARAGE....................    1,051           --            --           --             --         1,051
                              -------      -------       -------      -------        -------      --------
TOTAL.......................   94,013      109,557        68,134       76,290         19,362       367,356
                              -------      -------       -------      -------        -------      --------
  % OF GRAND TOTALS.........    25.59%       29.82%        18.55%       20.77%          5.27%       100.00%
                              -------      -------       -------      -------        -------      --------
RENTAL EXPENSES
  CLASS A...................   29,969       26,125        23,020       26,711          5,427       111,252
  R&D.......................      949        1,789            --          202             --         2,940
  INDUSTRIAL................      266          215            --          122             63           666
  HOTELS....................    2,395           --            --           --             --         2,395
  GARAGE....................      403           --            --           --             --           403
                              -------      -------       -------      -------        -------      --------
TOTAL.......................   33,982       28,129        23,020       27,035          5,490       117,656
                              -------      -------       -------      -------        -------      --------
  % OF GRAND TOTALS.........    28.87%       23.91%        19.57%       22.98%          4.67%       100.00%
                              -------      -------       -------      -------        -------      --------
NET OPERATING INCOME........  $60,031      $81,428       $45,114      $49,255        $13,872      $249,700
                              =======      =======       =======      =======        =======      ========
  % OF GRAND TOTALS.........    24.04%       32.60%        18.07%       19.73%          5.56%       100.00%
                              =======      =======       =======      =======        =======      ========

    The following is a reconcilition of net operating income to income before minority interests and joint venture income:

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Net Operating Income....................................  $290,445   $249,700
Add:
  Development and management services...................     5,739      7,658
  Interest and other....................................     2,117      4,266
Less:
  General and administrative............................   (15,997)   (13,962)
  Interest expense......................................  (111,458)   (99,678)
  Depreciation and amortization.........................   (64,626)   (57,237)
                                                          --------   --------
Income before minority interests and joint venture
  income................................................  $106,220   $ 90,747
                                                          ========   ========

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

    Since January 1, 1999, the Company has increased its in-service portfolio from 110 properties to 127 properties (the "Total Portfolio"). As a result of the growth in the Company's Total Portfolio, the financial data presented below shows significant changes in revenues and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the three and six months ended June 30, 2000 and 1999 show separately changes attributable to the properties that were owned by the Company for all of each period compared (the "Same Property Portfolio") and the changes attributable to the Total Portfolio.

RESULTS OF OPERATIONS

    COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999.

    The table below reflects selected operating information for the Same Property Portfolio and the Total Portfolio. The Same Property Portfolio consists of the 110 properties acquired or placed in service on or prior to January 1, 1999.

                                                              SAME PROPERTY PORTFOLIO
                                                    -------------------------------------------
                                                                          INCREASE/       %
                                                      2000       1999     (DECREASE)    CHANGE
                                                    --------   --------   ----------   --------
                                                              (DOLLARS IN THOUSANDS)
Revenue:
    Rental revenue................................  $365,616   $343,953    $21,663       6.30%
    Development and management services...........        --         --         --         --
    Interest and other............................        --         --         --         --
                                                    --------   --------    -------       ----
      Total revenue...............................   365,616    343,953     21,663       6.30%
                                                    --------   --------    -------       ----
Expenses:
    Operating.....................................   114,115    107,592      6,523       6.06%
                                                    --------   --------    -------       ----
  Net Operating Income............................   251,501    236,361     15,140       6.41%
                                                    --------   --------    -------       ----
    General and administrative....................        --         --         --         --
    Interest......................................        --         --         --         --
    Depreciation and amortization.................    57,031     54,215      2,816       5.19%
                                                    --------   --------    -------       ----
Income before minority interests and joint venture
  income..........................................  $194,470   $182,146    $12,324       6.77%
                                                    ========   ========    =======       ====

                                                                  TOTAL PORTFOLIO
                                                    -------------------------------------------
                                                                          INCREASE/       %
                                                      2000       1999     (DECREASE)    CHANGE
                                                    --------   --------   ----------   --------
                                                               (DOLLARS IN THOUANDS)
Revenue:
    Rental revenue................................  $419,657   $367,356    $52,301       14.24%
    Development and management services...........     5,739      7,658     (1,919)     -25.06%
    Interest and other............................     2,117      4,266     (2,149)     -50.38%
                                                    --------   --------    -------      ------
      Total revenue...............................   427,513    379,280     48,233       12.72%
Expenses:
    Operating.....................................   129,212    117,656     11,556        9.82%
                                                    --------   --------    -------      ------
  Net Operating Income............................   298,301    261,624     36,677       14.02%
                                                    --------   --------    -------      ------
    General and administrative....................    15,997     13,962      2,035       14.58%
    Interest......................................   111,458     99,678     11,780       11.82%
    Depreciation and amortization.................    64,626     57,237      7,389       12.91%
                                                    --------   --------    -------      ------
Income before minority interests and joint venture
  income..........................................  $106,220   $ 90,747    $15,473       17.05%
                                                    ========   ========    =======      ======

    The increase in rental revenues in the Same Property Portfolio is primarily a result of an overall increase in rental rates on new leases and rollovers and a small increase in occupancy. The increase in rental revenues for the Total Portfolio is primarily a result of the revenues earned on the properties acquired or placed-in-service after January 1, 1999.

    The decrease in development and management services revenue is due to a non-recurring development fee of approximately $1.2 million earned during the six months ended June 30, 1999 and fees earned on projects totaling approximately $0.6 million which were completed during 1999.

    The decrease in interest and other revenue is primarily due to interest income earned on $420.1 million of notes receivable related to the Embarcadero Center acquisition during the six months ended June 30, 1999.

    Property operating expenses (real estate taxes, utilities, repairs and maintenance, cleaning and other property related expenses) in the Same Property Portfolio increased mainly due to increases in real estate taxes and cleaning. Property operating expenses for the Total Portfolio increased mainly due to the properties acquired or placed-in-service after January 1, 1999.

    General and administrative expenses increased due to the increase in the overall size of the Total Portfolio since January 1, 1999. The Company has hired additional employees as a result of the new acquisitions.

    Interest expense increased due to new and assumed mortgage indebtedness and the increased use of the Company's unsecured revolving line of credit (the "Unsecured Line of Credit") since June 30, 1999.

    Depreciation and amortization expense for the Same Property Portfolio increased as a result of capital and tenant improvements made since June 30, 1999. Depreciation and amortization expense for the Total Portfolio increased mainly due to the properties acquired or placed-in-service after January 1, 1999.

    COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED
     JUNE 30, 1999.

    The table below reflects selected operating information for the Same Property Portfolio and the Total Portfolio. The Same Property Portfolio consists of the 111 properties acquired or placed in service on or prior to April 1, 1999.

                                                              SAME PROPERTY PORTFOLIO
                                                    -------------------------------------------
                                                                          INCREASE/       %
                                                      2000       1999     (DECREASE)    CHANGE
                                                    --------   --------   ----------   --------
                                                              (DOLLARS IN THOUSANDS)
Revenue:
    Rental revenue................................  $185,628   $174,904    $10,724       6.13%
    Development and management services...........        --         --         --         --
    Interest and other............................        --         --         --         --
                                                    --------   --------    -------       ----
      Total revenue...............................   185,628    174,904     10,724       6.13%
                                                    --------   --------    -------       ----
Expenses:
    Operating.....................................    56,777     55,252      1,525       2.76%
                                                    --------   --------    -------       ----
Net Operating Income..............................   128,851    119,652      9,199       7.69%
                                                    --------   --------    -------       ----
    General and administrative....................        --         --         --         --
    Interest......................................        --         --         --         --
    Depreciation and amortization.................    28,527     27,902        625       2.24%
                                                    --------   --------    -------       ----
    Income before minority interests and joint
      venture income..............................  $100,324   $ 91,750    $ 8,574       9.34%
                                                    ========   ========    =======       ====

                                                                  TOTAL PORTFOLIO
                                                    -------------------------------------------
                                                                          INCREASE/       %
                                                      2000       1999     (DECREASE)    CHANGE
                                                    --------   --------   ----------   --------
                                                              (DOLLARS IN THOUSANDS)
Revenue:
    Rental revenue................................  $212,976   $187,409    $25,567       13.64%
    Development and management services...........     2,876      3,611       (735)     -20.35%
    Interest and other............................     1,407        620        787      126.94%
                                                    --------   --------    -------      ------
      Total revenue...............................   217,259    191,640     25,619       13.37%
                                                    --------   --------    -------      ------
Expenses:
    Operating.....................................    64,035     60,306      3,729        6.18%
                                                    --------   --------    -------      ------
Net Operating Income..............................   153,224    131,334     21,890       16.67%
                                                    --------   --------    -------      ------
    General and administrative....................     8,589      7,352      1,237       16.83%
    Interest......................................    56,243     49,219      7,024       14.27%
    Depreciation and amortization.................    32,395     29,443      2,952       10.03%
                                                    --------   --------    -------      ------
    Income before minority interests and joint
      venture income..............................  $ 55,997   $ 45,320    $10,677       23.56%
                                                    ========   ========    =======      ======

    The increase in rental revenues in the Same Property Portfolio is primarily a result of an overall increase in rental rates on new leases and rollovers. The increase in rental revenues for the Total Portfolio is primarily a result of the properties acquired or placed-in-service after April 1, 1999.

    The decrease in development and management services revenue is due to fees earned on projects totaling approximately $0.3 million that were completed during 1999.

    The increase in interest and other revenue is primarily due to higher average cash balances maintained during the quarter ended June 30, 2000.

    Property operating expenses (real estate taxes, utilities, repairs and maintenance, cleaning and other property related expenses) in the Total Portfolio increased mainly due to the properties acquired or placed-in-service after April 1, 1999.

    General and administrative expenses increased due to the increase in the overall size of the Total Portfolio since June 30, 1999. The Company has hired additional employees as a result of the new acquisitions.

    Interest expense increased due to new and assumed mortgage indebtedness and the increased use of the Unsecured Line of Credit.

    Depreciation and amortization expense for the Same Property Portfolio increased as a result of capital and tenant improvements made since June 30, 1999. Depreciation and amortization expense for the Total Portfolio increased mainly due to the properties acquired or placed-in-service after April 1, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's consolidated indebtedness at June 30, 2000 was approximately $3.4 billion and bore interest at a weighted average interest rate of approximately 7.27% per annum. Based on the Company's total market capitalization at June 30, 2000 of approximately $7.5 billion, the Company's consolidated debt represents 45.5% of its total market capitalization.

    The Company has a $500 million Unsecured Line of Credit with Fleet National Bank, as agent. The Company uses the Unsecured Line of Credit principally to facilitate its development and acquisition activities and for working capital purposes. As of August 11, 2000, the Company had $269.0 million outstanding under the Unsecured Line of Credit.

    The following represents the outstanding principal balances due under the first mortgages at June 30, 2000:

PROPERTIES                                   INTEREST RATE   PRINCIPAL AMOUNT         MATURITY DATE
----------                                   -------------   ----------------       ------------------
                                                              (IN THOUSANDS)
Prudential Center..........................       6.72%         $  293,639          July 1, 2008
599 Lexington Avenue.......................       7.00%            225,000(1)       July 19, 2005
280 Park Avenue............................       7.00%            220,000(2)       September 11, 2002
Embarcadero Center One.....................       6.70%            157,374          December 10, 2008
Embarcadero Center Two.....................       6.70%            157,374          December 10, 2008
Embarcadero Center Four....................       6.79%            155,889          February 1, 2008
875 Third Ave..............................       8.00%            151,977(3)       December 31, 2002
Five Times Square..........................       8.66%            149,680(4)       January 26, 2003
Embarcadero Center Three...................       6.40%            147,243          January 1, 2007
Two Independence Square....................       8.09%            117,354(5)       February 27, 2003
Riverfront Plaza...........................       6.61%            116,788          January 21, 2008
Democracy Center...........................       7.05%            108,342          April 9, 2009
Embarcadero Center West Tower..............       6.50%             98,196          January 1, 2006
100 East Pratt Street......................       6.73%             92,619          November 1, 2008
The Gateway................................       8.25%             75,000(6)       September 30, 2000
Reservoir Place............................       6.88%             74,777(7)       November 1, 2006
One Independence Square....................       8.12%             74,743(5)       August 21, 2001
One and Two Reston Overlook................       7.45%             68,468          September 1, 2004
2300 N Street..............................       6.88%             66,000          August 3, 2003

PROPERTIES                                   INTEREST RATE   PRINCIPAL AMOUNT         MATURITY DATE
----------                                   -------------   ----------------       ------------------
                                                              (IN THOUSANDS)
Capital Gallery............................       8.24%             57,677          August 15, 2006
10 and 20 Burlington Mall Road.............       8.33%             37,000(8)       October 1, 2001
Ten Cambridge Center.......................       8.27%             35,927          April 1, 2010
111 Huntington Avenue......................       8.65%             33,890(9)       September 27, 2002
1301 New York Avenue.......................       7.19%             33,135(10)      August 15, 2009
Eight Cambridge Center.....................       7.73%             28,587          July 15, 2010
510 Carnegie Center........................       7.39%             27,912          January 1, 2008
Lockheed Martin Building...................       6.61%             26,536          June 1, 2008
University Place...........................       6.94%             25,525          August 1, 2021
Reston Corporate Center....................       6.56%             25,046          May 1, 2008
New Dominion Technology Park...............       8.25%             24,188(11)      March 4, 2002
Sumner Square..............................       8.19%             23,653(12)      April 22, 2004
Orbital Sciences...........................       8.30%             23,014(13)      August 19, 2002
191 Spring Street..........................       8.50%             22,959          September 1, 2006
Bedford Business Park......................       8.50%             21,970          December 10, 2008
NIMA Building..............................       6.51%             21,700          June 1, 2008
212 Carnegie Center........................       7.25%             20,453          December 31, 2000
202 Carnegie Center........................       7.25%             19,017          December 31, 2000
506 Carnegie Center........................       7.39%             17,654          November 30, 2007
508 Carnegie Center........................       7.39%             16,406          November 30, 2007
504 Carnegie Center........................       7.39%             14,712          November 30, 2007
214 Carnegie Center........................       8.19%             13,126(14)      October 31, 2000
101 Carnegie Center........................       7.66%              8,513          April 1, 2006
Montvale Center............................       8.59%              7,627          December 1, 2006
Newport Office Park........................       8.13%              6,076          July 1, 2001
Hilltop Business Center....................       6.81%              5,816          March 1, 2019
Tower Oaks.................................       8.56%              4,226          October 10, 2002
302 Carnegie Center........................       8.55%              3,754(15)      March 15, 2003
201 Carnegie Center........................       7.08%                506          February 1, 2010
                                                                ----------
Total.....................................................      $3,157,068
                                                                ==========

------------------------

(1) At maturity the lender has the option to purchase a 33.33% interest in this Property in exchange for the cancellation of the principal balance of approximately $225 million.

(2) Outstanding principal of $213,000 bears interest at a fixed rate of 7.00%. The remaining $7,000 bears interest at a floating rate equal to LIBOR + 1.00%.

(3) The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The actual principal balance at June 30, 2000 was $149,473 and the interest rate was 8.75%.

(4) Total construction loan in the amount of $420.0 million at a variable rate of LIBOR + 2.00%.

(5) The principal amount and interest rate shown has been adjusted to reflect the effective rates on the loans. The actual principal balances at June 30, 2000 were $117,594 and $74,938, respectively. The actual interest rates are 8.50% and continue at such rates through the loan expiration.

(6) Outstanding principal bears interest at a floating rate equal to LIBOR + 1.60%.

(7) The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The actual principal balance at June 30, 2000 was $65,774 and the interest rate was 9.09%.

(8) Includes outstanding indebtedness secured by 91 Hartwell Avenue and 92 and 100 Hayden Avenue.

(9) Total construction loan in the amount of $203.0 million at a variable rate of LIBOR + 2.00%.

(10) Includes outstanding principal in the amounts of $20,000, $8,742 and $4,393 which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.

(11) Total construction loan in the amount of $48.6 million at a variable rate of LIBOR + 1.60%.

(12) The outstanding principal bears interest at a rate equal to LIBOR + 1.50%.

(13) Total construction loan in the amount of $27.0 million at a variable rate of LIBOR + 1.65%.

(14) The principal amount and interest rate shown has been adjusted to reflect the effective rate on the loan. The actual principal balance at June 30, 2000 was $13,115 and the interest rate was 8.40%.

(15) Total construction loan in the amount of $10.0 million at a variable rate of LIBOR + 1.90%.

    The Company expects to meet its short-term liquidity requirements generally through its existing working capital and net cash provided by operations. The Company's operating properties and hotels require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended June 30, 2000, the Company's recurring capital expenditures totaled $2.3 million.

    The Company expects to meet its long-term requirements for the funding of property development, property acquisitions and other non-recurring capital improvements through long-term secured and unsecured indebtedness (including the Unsecured Line of Credit) and the issuance of additional equity securities of the Company.

    The Company has development projects currently in process, which require commitments to fund to completion. Commitments under these arrangements totaled approximately $639.8 million as of June 30, 2000. The Company expects to fund these commitments using available cash, construction loans and the Unsecured Line of Credit. In addition, the Company has options to acquire land that require minimum deposits that the Company will fund using available cash or the Unsecured Line of Credit.

FUNDS FROM OPERATIONS

    Management believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes Funds from Operations in accordance with standards established by the White Paper on Funds from Operations approved by the Board of Governors of NAREIT in 1995 and clarified in 1999, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. The White Paper defines Funds from Operations as net income (loss) (computed in accordance with accounting principles generally accepted in the United States, "GAAP"), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Effective January 1, 2000, the calculation of FFO includes non-recurring events, except for those that are defined as "extraordinary items" under GAAP and gains and losses from sales of depreciable operating property. The revised definition of Funds from Operations did not have a material impact on the Company's calculation. Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The Company believes that in order to facilitate a clear understanding of the historical operating results of the Company, Funds from Operations should be examined in conjunction with net income as presented in the consolidated financial statements.

    The following table presents the Company's Funds from Operations for the three months ended June 30, 2000 and 1999:

                                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                                             JUNE 30, 2000        JUNE 30, 1999
                                                           ------------------   ------------------
Income before minority interests and joint venture
  income.................................................       $55,997              $45,320

Add:

  Real estate depreciation and amortization..............        32,497               29,238

  Income from unconsolidated joint ventures..............           662                  229

Less:

  Minority property partnership's share of Funds from
    Operations...........................................          (266)                (128)

  Preferred dividends and distributions..................        (8,250)              (8,293)
                                                                -------              -------

Funds from Operations....................................       $80,640              $66,366
                                                                =======              =======

Funds from Operations Available to Common Shareholders
  (73.59% and 73.34%, respectively)......................       $59,347              $48,673
                                                                =======              =======

    Reconciliation to Diluted Funds from Operations:

                                                THREE MONTHS ENDED            THREE MONTHS ENDED
                                            ---------------------------   ---------------------------
                                                   JUNE 30, 2000                 JUNE 30, 1999
                                              INCOME         SHARES         INCOME         SHARES
                                            (NUMERATOR)   (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
                                            -----------   -------------   -----------   -------------
Funds from Operations.....................    $80,640         92,385        $66,366          89,352

Effect of Dilutive Securities

  Convertible Preferred Units.............      6,607         10,376          6,611          10,364

  Convertible Preferred Stock.............      1,643          2,625          1,682           2,625

  Stock Options and other.................        316          1,590             --             806
                                              -------        -------        -------        --------

Diluted Funds from Operations.............    $89,206        106,976        $74,659         103,147
                                              =======        =======        =======        ========

Company's share of Diluted Funds From
  Operations (77.20% and 76.91%,
  respectively)...........................    $68,864         82,583        $57,419          79,329
                                              =======        =======        =======        ========

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

NEWLY ISSUED ACCOUNTING STANDARD

    During the quarter ended June 30, 2000, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities--an Amendment of Statement of Financial Accounting Standards No. 133" ("SFAS 138"). SFAS 138 expands the scope of SFAS 133. The Company does not expect SFAS 138 to have a material impact on the Company's financial position and results of operations.

INFLATION

    Substantially all of the office leases provide for separate real estate tax and operating expense escalations over a base amount. In addition, many of the leases provide for fixed base rent increases or indexed increases. The Company believes that inflationary increases may be at least partially offset by the contractual rent increases described above.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the risk of loss from adverse changes in market prices and interest rates. The primary market risk facing the Company is mortgage debt, which bears interest primarily at fixed rates, and therefore, the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted average interest rates by expected maturity dates for the fixed rate debt. The interest rate of the variable rate debt as of June 30, 2000 ranged from LIBOR plus 1.00% to LIBOR plus 2.00%. During January 2000, the Company entered into three interest rate hedge agreements for a total amount of $450.0 million. The agreements provide for a fixed interest rate when LIBOR floats between 0% and 5.80% or 5.00% to 5.60% and when LIBOR ranges from 6.35% to 7.95% for terms ranging from three to five years, per terms of the agreements.

                                                              MORTGAGE DEBT
                       -------------------------------------------------------------------------------------------
                         2000       2001       2002       2003       2004     THEREAFTER     TOTAL      FAIR VALUE
                       --------   --------   --------   --------   --------   ----------   ----------   ----------
Fixed Rate...........  $71,755    $159,272   $391,800   $215,147   $103,499   $1,878,192   $2,819,665   $2,819,665

Average Interest
  Rate...............     7.39%       7.89%      7.38%      7.53%      7.27%        6.91%        7.10%          --
Variable Rate........  $75,000    $ 24,187   $ 60,575   $153,988   $ 23,653   $       --   $  337,403   $  337,403

                           PART II. OTHER INFORMATION

ITEM 2--CHANGES IN SECURITIES

    On June 19, 2000, the Company acquired land in Chelmsford, Massachusetts for consideration that included the issuance of 82,215 OP Units. Such OP Units were issued to accredited investors in a transaction that was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its annual meeting of stockholders on May 3, 2000. The stockholders voted to elect Edward H. Linde and Ivan J. Seidenberg as Class III Directors of the Company to serve until 2003. 47,542,402 and 52,733,350 votes were cast for the elections of Mr. Linde and Mr. Seidenberg, respectively and 5,710,061 and 519,113 votes were withheld, respectively. Mortimer B. Zuckerman, Alan B. Landis and Richard E. Salomon will continue to serve as Class I Directors and Alan J. Patricof and Martin Turchin will continue to serve as Class II Directors until their present term expires in 2001 and 2002, respectively and their successors are duly elected.

    The stockholders voted on a shareholder proposal concerning the annual election of directors. 23,608,579 votes were cast for the proposal, 22,911,358 votes were cast against the proposal, and 291,776 votes abstained.

    The stockholders voted to amend and restate the 1997 Stock Option and Incentive Plan. 36,620,189 votes were cast for, 9,931,018 votes were cast against, and 260,510 votes abstained from this proposal.

    The stockholders also voted to ratify the Board of Directors' selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 2000. 53,124,037 votes were cast for, 107,527 votes were cast against, and 20,899 votes abstained from this proposal.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
 27.1    Financial Data Schedule

    (b) Reports on Form 8-K

    A Form 8-K dated April 26, 2000 was filed with the Securities and Exchange Commission to report under Item 5 of such report the information presented to investors and analysts and the Company's press release for the quarter ended March 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       BOSTON PROPERTIES, INC.

August 11, 2000                                        By:  /s/ DAVID G. GAW
                                                            -----------------------------------------
                                                            David G. Gaw,
                                                            Chief Financial Officer
                                                            (duly authorized officer and
                                                            principal financial officer)