Form 10-Q
period 2000-09-30
BOSTON PROPERTIES INC
filed 2000-11-14
CIK 1037540

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

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-13087

                            ------------------------

                            BOSTON PROPERTIES, INC.

             (Exact name of Registrant as specified in its Charter)

               DELAWARE                                     04-2473675
    (State or other jurisdiction of                 (IRS Employer Id. Number)
    incorporation or organization)

          800 BOYLSTON STREET                                 02199
         BOSTON, MASSACHUSETTS                              (Zip Code)
    (Address of principal executive
               offices)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)  (617) 236-3300

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    COMMON STOCK, PAR VALUE $.01                                  86,429,849
               (CLASS)                    (OUTSTANDING ON NOVEMBER 13, 2000)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            BOSTON PROPERTIES, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                          --------
PART 1.     FINANCIAL INFORMATION

  ITEM 1.   Consolidated Financial Statements:

            a) Consolidated Balance Sheets as of September 30, 2000 and
               December 31, 1999........................................      1

            b) Consolidated Statements of Operations for the nine months
            ended September 30, 2000 and 1999...........................      2

            c) Consolidated Statements of Operations for the three
            months ended September 30, 2000 and 1999....................      3

            d) Consolidated Statements of Cash Flows for the nine months
            ended September 30, 2000 and 1999...........................      4

            e) Notes to the Consolidated Financial Statements...........      5

  ITEM 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     15

  ITEM 3.   Quantitative and Qualitative Disclosures about Market
            Risk........................................................     22

PART II.    OTHER INFORMATION

  ITEM 2.   Changes in Securities.......................................     24

  ITEM 6.   Exhibits and Reports on Form 8-K............................     24

Signatures..............................................................     25

                            BOSTON PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                        AMOUNTS)
                           ASSETS
Real estate:................................................   $5,782,961      $5,609,424
  Less: accumulated depreciation............................     (554,339)       (470,591)
                                                               ----------      ----------
    Total real estate.......................................    5,228,622       5,138,833
Cash and cash equivalents...................................       12,430          12,035
Escrows.....................................................       29,509          40,254
Investments in securities...................................       14,065          14,460
Tenant and other receivables, net...........................       40,039          28,362
Accrued rental income, net..................................       89,072          82,228
Deferred charges, net.......................................       74,743          53,733
Prepaid expenses and other assets...........................       49,519          28,452
Investments in joint ventures...............................       73,118          36,415
                                                               ----------      ----------
    Total assets............................................   $5,611,117      $5,434,772
                                                               ==========      ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable....................................   $3,218,135      $2,955,584
  Unsecured line of credit..................................      235,000         366,000
  Accounts payable and accrued expenses.....................       59,542          66,780
  Dividends and distributions payable.......................       61,217          50,114
  Accrued interest payable..................................        5,951           8,486
  Other liabilities.........................................       60,831          48,282
                                                               ----------      ----------
    Total liabilities.......................................    3,640,676       3,495,246
                                                               ----------      ----------
Commitments and contingencies...............................           --              --
                                                               ----------      ----------
Minority interests..........................................      774,365         781,962
                                                               ----------      ----------
Series A Convertible Redeemable Preferred Stock, liquidation preference $50.00 per share, 2,000,000 shares issued and
  outstanding...............................................      100,000         100,000
                                                               ----------      ----------
Stockholders' equity:
  Excess stock, $.01 par value, 150,000,000 shares
    authorized, none issued or outstanding..................           --              --
  Common stock, $.01 par value, 250,000,000 shares
    authorized, 69,317,999 and 67,910,434 issued and
    outstanding in 2000 and 1999, respectively..............          693             679
  Additional paid-in capital................................    1,112,855       1,067,778
  Dividends in excess of earnings...........................      (11,879)        (10,893)
  Unearned compensation.....................................         (901)             --
  Accumulated other comprehensive loss......................       (4,692)             --
                                                               ----------      ----------
    Total stockholders' equity..............................    1,096,076       1,057,564
                                                               ----------      ----------
      Total liabilities and stockholders' equity............   $5,611,117      $5,434,772
                                                               ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                            BOSTON PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                2000            1999
                                                              ---------       ---------
                                                                  (UNAUDITED AND IN
                                                              THOUSANDS, EXCEPT FOR PER
                                                                   SHARE AMOUNTS)
Revenue
  Rental:
    Base rent...............................................  $532,039        $476,261
    Recoveries from tenants.................................    68,956          53,878
    Parking and other.......................................    38,095          34,272
                                                              --------        --------
      Total rental revenue..................................   639,090         564,411
  Development and management services.......................     8,432          11,364
  Interest and other........................................     3,304           5,642
                                                              --------        --------
      Total revenue.........................................   650,826         581,417
                                                              --------        --------
Expenses
  Operating.................................................   197,366         184,321
  General and administrative................................    25,868          21,345
  Interest..................................................   166,210         151,446
  Depreciation and amortization.............................    97,062          88,315
                                                              --------        --------
      Total expenses........................................   486,506         445,427
                                                              --------        --------
Income before minority interests and joint venture income...   164,320         135,990
Minority interest in property partnerships..................      (681)         (4,473)
Income from unconsolidated joint ventures...................     1,356             648
                                                              --------        --------
Income before minority interest in Operating Partnership....   164,995         132,165
Minority interest in Operating Partnership..................   (56,505)        (48,465)
                                                              --------        --------
Income before gain (loss) on sale of real estate............   108,490          83,700
Gain (loss) on sales of real estate, net....................      (307)             50
                                                              --------        --------
Net income before preferred dividend........................   108,183          83,750
Preferred dividend..........................................    (4,929)         (4,175)
                                                              --------        --------
Net income available to common shareholders.................  $103,254        $ 79,575
                                                              ========        ========
Basic earnings per share:
  Net income available to common shareholders...............  $   1.51        $   1.21
                                                              ========        ========
  Weighted average number of common shares outstanding......    68,568          65,672
                                                              ========        ========
Diluted earnings per share:
  Net income available to common shareholders...............  $   1.48        $   1.20
                                                              ========        ========
  Weighted average number of common and common equivalent
    shares outstanding......................................    69,600          66,280
                                                              ========        ========

   The accompanying notes are an integral part of these financial statements.

                            BOSTON PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                2000            1999
                                                              ---------       ---------
                                                                  (UNAUDITED AND IN
                                                              THOUSANDS, EXCEPT FOR PER
                                                                   SHARE AMOUNTS)
Revenue
  Rental:
    Base rent...............................................  $183,749        $166,582
    Recoveries from tenants.................................    22,886          19,212
    Parking and other.......................................    12,798          11,261
                                                              --------        --------
      Total rental revenue..................................   219,433         197,055
  Development and management services.......................     2,693           3,706
  Interest and other........................................     1,187           1,376
                                                              --------        --------
      Total revenue.........................................   223,313         202,137
                                                              --------        --------
Expenses
  Operating.................................................    68,154          66,665
  General and administrative................................     9,871           7,383
  Interest..................................................    54,752          51,768
  Depreciation and amortization.............................    32,436          31,078
                                                              --------        --------
      Total expenses........................................   165,213         156,894
                                                              --------        --------
Income before minority interests and joint venture income...    58,100          45,243
Minority interest in property partnership...................      (245)           (179)
Income from unconsolidated joint ventures...................       549             206
                                                              --------        --------
Income before minority interest in Operating Partnership....    58,404          45,270
Minority interest in Operating Partnership..................   (19,627)        (16,248)
                                                              --------        --------
Income before gain (loss) on sales of real estate...........    38,777          29,022
Gain (loss) on sales of real estate, net....................      (604)             50
                                                              --------        --------
Net income before preferred dividend........................    38,173          29,072
Preferred dividend..........................................    (1,643)         (1,654)
                                                              --------        --------
Net income available to common shareholders.................  $ 36,530        $ 27,418
                                                              ========        ========
Basic earnings per share:
  Net income available to common shareholders...............  $   0.53        $   0.40
                                                              ========        ========
  Weighted average number of common shares outstanding......    68,752          67,901
                                                              ========        ========
Diluted earnings per share:
  Net income available to common shareholders...............  $   0.52        $   0.40
                                                              ========        ========
  Weighted average number of common and common equivalent
    shares outstanding......................................    70,661          68,484
                                                              ========        ========

   The accompanying notes are an integral part of these financial statements.

                            BOSTON PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                2000           1999
                                                              --------       ---------
                                                                 (UNAUDITED AND IN
                                                                     THOUSANDS)
Cash flows from operating activities:
  Net income before preferred dividend......................  $108,183       $  83,750
  Adjustments to reconcile net income before preferred
    dividend to net cash provided by operating activities:
    Depreciation and amortization...........................    97,062          88,315
    Loss on sale of real estate.............................       413              --
    Non-cash portion of interest expense....................     2,764           1,676
    Income from unconsolidated joint ventures...............    (1,356)           (648)
    Compensation related to restricted shares issued to
     employees..............................................       159              --
    Minority interests......................................    56,399          45,595
  Change in assets and liabilities:
    Escrows.................................................    10,745          (6,872)
    Tenant and other receivables, net.......................   (11,677)         19,410
    Accrued rental income, net..............................   (11,562)        (14,162)
    Prepaid expenses and other assets.......................    (7,844)         (3,136)
    Accounts payable and accrued expenses...................    (7,126)          3,766
    Accrued interest payable................................    (2,535)          2,304
    Other liabilities.......................................    10,549           6,969
                                                              --------       ---------
      Total adjustments.....................................   135,991         143,217
                                                              --------       ---------
      Net cash provided by operating activities.............   244,174         226,967
                                                              --------       ---------
Cash flows from investing activities:
  Acquisitions/additions to real estate.....................  (312,519)       (554,430)
  Net proceeds from sale of real estate.....................    70,838              --
  Tenant leasing costs......................................   (13,176)         (7,440)
  Investments in securities.................................    (2,297)             --
  Investments in joint ventures.............................   (10,347)         11,628
                                                              --------       ---------
      Net cash used in investing activities.................  (267,501)       (550,242)
                                                              --------       ---------
Cash flows from financing activities:
  Net proceeds from sales of common and preferred stock.....        --         240,749
  Borrowings on unsecured line of credit....................   142,000         589,000
  Repayments of unsecured line of credit....................  (273,000)       (270,000)
  Repayments of mortgage notes..............................  (223,028)        (24,697)
  Proceeds from mortgage notes..............................   534,853         287,039
  Repayment of notes payable................................        --        (328,143)
  Dividends and distributions...............................  (152,923)       (130,451)
  Proceeds from exercise of stock options...................    10,491             815
  Proceeds from employee stock purchase plan................     1,230              --
  Deferred financing and other costs........................   (15,901)         (2,788)
                                                              --------       ---------
      Net cash provided by financing activities.............    23,722         361,524
                                                              --------       ---------
Net increase in cash........................................       395          38,249
Cash and cash equivalents, beginning of period..............    12,035          12,166
                                                              --------       ---------
Cash and cash equivalents, end of period....................  $ 12,430       $  50,415
                                                              ========       =========
Supplemental disclosures:
  Cash paid for interest....................................  $192,332       $ 158,652
                                                              ========       =========
  Interest capitalized......................................  $ 26,908       $  11,186
                                                              ========       =========
Non-cash operating activities:
  Assets assigned in connection with the sale of real
    estate..................................................  $  4,718       $      --
                                                              ========       =========
  Liabilities assigned in connection with the sale of real
    estate..................................................  $    112       $      --
                                                              ========       =========
Non-cash investing and financing activities:
  Additions to real estate included in accounts payable.....  $  1,362       $   2,407
                                                              ========       =========
  Mortgage notes payable assumed in connection with
    acquisitions............................................  $117,831       $  28,331
                                                              ========       =========
  Mortgage notes payable assigned in connection with the
    sale of real estate.....................................  $166,547       $      --
                                                              ========       =========
  Issuance of minority interest in connection with
    acquisitions............................................  $ 20,467       $   2,888
                                                              ========       =========
  Dividends and distributions declared but not paid.........  $ 61,217       $  48,483
                                                              ========       =========
  Notes receivable assigned in connection with an
    acquistion..............................................  $     --       $ 420,143
                                                              ========       =========
  Notes payable assigned in connection with an
    acquisition.............................................  $     --       $  92,000
                                                              ========       =========
  Common Stock issued in connection with an acquisition.....  $ 18,160       $      --
                                                              ========       =========
  Conversion of Operating Partnership Units to Common
    Stock...................................................  $ 12,760       $      --
                                                              ========       =========
  Issuance of restricted stock to employees.................  $  1,060       $      --
                                                              ========       =========
  Unrealized loss related to investments in securities......  $  4,692       $      --
                                                              ========       =========

   The accompanying notes are an integral part of these financial statements.

                            BOSTON PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (UNAUDITED AND IN THOUSANDS)

1. ORGANIZATION

    Boston Properties, Inc. (the "Company"), a Delaware corporation, is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the sole general partner of Boston Properties Limited Partnership (the "Operating Partnership") and at September 30, 2000, owned an approximate 68% general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as "common units of partnership interest" (also referred to as "OP Units") or "preferred units of partnership interest" (also referred to as "Preferred Units"). All references to OP Units and Preferred Units exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock, except that, the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of common stock of the Company ("Common Stock"). Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. Each series of Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company.

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

    As of September 30, 2000, the Company and the Operating Partnership had 69,317,999 and 23,965,195 shares of Common Stock and OP Units outstanding, respectively. In addition, the Company had 2,000,000 shares of Preferred Stock and the Operating Partnership had 8,706,659 Preferred Units outstanding.

    THE PROPERTIES:

    As of September 30, 2000, the Company owns a portfolio of 144 commercial real estate properties (136 and 132 properties at December 31, 1999 and September 30, 1999, respectively) (the "Properties") aggregating over
37.1 million square feet. The properties consist of 132 office properties with

                            BOSTON PROPERTIES, INC.

                          (UNAUDITED AND IN THOUSANDS)

1. ORGANIZATION (CONTINUED)
approximately 29.4 million net rentable square feet (including 17 properties under development expected to contain approximately 4.6 million net rentable square feet) and approximately 5.9 million additional square feet of structured parking for approximately 16,726 vehicles, nine industrial properties with approximately 0.9 million net rentable square feet and three hotels with a total of 1,054 rooms (consisting of approximately 0.9 million square feet). In addition, the Company owns, has under contract, or has an option to acquire 52 parcels of land totaling approximately 640.9 acres, which will support approximately 13.6 million square feet of development.

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

3. REAL ESTATE ACQUIRED AND DISPOSED OF DURING THE QUARTER ENDED SEPTEMBER 30, 2000

    On August 22, 2000, the Company acquired the remaining 50% interest in the development rights at the Prudential Center in Boston, Massachusetts for approximately $18.2 million, which was funded through the issuance of 439,059 shares of the Company's Common Stock.

    On September 29, 2000, the Company disposed of 910 and 930 Clopper Road, two office/technical use properties totaling 240,596 square feet in Gaithersburg, Maryland for approximately $24.1 million.

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

    On September 13, 2000, the Company acquired a 35% interest in 265 Franklin Street, a 326,714 square foot office property in Boston, Massachusetts through a joint venture. Our interest in the property was acquired for cash and new debt financing totaling approximately $34.3 million.

                            BOSTON PROPERTIES, INC.

                          (UNAUDITED AND IN THOUSANDS)

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)
    At September 30, 2000, the investments in unconsolidated joint ventures represent (i) a 25% interest in a joint venture that owns and operates an office building in Reston, Virginia and (ii) a 50% interest in a joint venture that owns and operates an office building in Washington, DC (iii) a 51% interest in a joint venture that owns and operates an office building in Washington, DC and
(iv) a 25% interest in a joint venture that is developing an office building in Needham, Massachusetts and (v) a 35% interest in a joint venture that owns and operates an office building in Boston, Massachusetts. The Company serves as the development manager for the joint venture under development. Under the equity method of accounting, the net equity investment is reflected on the consolidated balance sheets.

    The combined summarized balance sheets of the joint ventures are as follows:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
                                                       (UNAUDITED)
ASSETS
Real estate and development in process, net.........    $558,909        $236,995
Other assets........................................      13,826          10,473
                                                        --------        --------
  Total assets......................................    $572,735        $247,468
                                                        ========        ========
LIABILITIES AND PARTNERS' EQUITY
Mortgage and construction loans payable.............    $403,935        $164,185
Other liabilities...................................       8,034           6,770
Partners' equity....................................     160,766          76,513
                                                        --------        --------
  Total liabilities and partners' equity............    $572,735        $247,468
                                                        ========        ========
Company's share of equity...........................    $ 73,118        $ 36,415
                                                        ========        ========

    The summarized statements of operations of the joint ventures are as follows:

                                               FOR THE NINE          FOR THE THREE
                                               MONTHS ENDED          MONTHS ENDED
                                               SEPTEMBER 30,         SEPTEMBER 30,
                                            -------------------   -------------------
                                              2000       1999       2000       1999
                                            --------   --------   --------   --------
                                                           (UNAUDITED)
Total revenue.............................  $25,948     $8,002    $13,340     $3,564
Total expenses............................   22,375      5,152     12,197      2,490
                                            -------     ------    -------     ------
  Net income..............................  $ 3,573     $2,850    $ 1,143     $1,074
                                            =======     ======    =======     ======
Company's share of net income.............  $ 1,356     $  648    $   549     $  206
                                            =======     ======    =======     ======

5. INVESTMENTS IN SECURITIES

    At September 30, 2000, the Company accounts for certain of its investments in securities in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Investments" and has classified the securities as available-for-sale. As of September 30, 2000, the fair value of the investments in common stock and warrants was approximately $14.1 million. The gross unrealized

                            BOSTON PROPERTIES, INC.

                          (UNAUDITED AND IN THOUSANDS)

5. INVESTMENTS IN SECURITIES (CONTINUED) holding loss of approximately $4.7 million is included in other comprehensive loss on the consolidated balance sheet.

6. MORTGAGE NOTES PAYABLE AND UNSECURED LINE OF CREDIT

    On August 25, 2000, the Company obtained construction financing totaling $32.25 million collateralized by the Quorum Office Park development project in Chelmsford, Massachusetts. Such financing bears interest at a rate equal to LIBOR + 1.65% and matures in August 2003.

    On September 20, 2000, the Company amended the Unsecured Line of Credit agreement increasing the borrowing capacity from $500 million to $605 million.

    On September 28, 2000, the Company refinanced mortgage loans totaling $52.3 million collateralized by 202, 212 and 214 Carnegie Center in Princeton, New Jersey with mortgage loans totaling $63.0 million collateralized by 202, 206, and 214 Carnegie Center. Such financing bears interest at a rate of 8.13% and matures in October 2010.

7. MINORITY INTERESTS

    Minority interests in the Company relate to the interest in the Operating Partnership not owned by Boston Properties, Inc. and interests in property partnerships that are not owned by the Company. As of September 30, 2000, the minority interest in the Operating Partnership consisted of 23,965,195 OP Units and 8,706,659 Preferred Units held by parties other than Boston
Properties, Inc.

    On August 15, 2000, the Operating Partnership paid a distribution on the 2,500,000 Series One Preferred Units at $0.61625 per unit, based on an annual distribution of $2.465 per unit and paid a distribution on the 6,213,130 Series Two and Three Preferred Units of $0.7089 per unit.

    On September 18, 2000, Boston Properties, Inc., as general partner of the Operating Partnership, determined a distribution on the OP Units in the amount of $0.53 per OP Unit payable on October 27, 2000 to OP Unit holders of record on September 29, 2000.

8. REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

    On August 15, 2000, the Company paid a dividend on the 2,000,000 shares of Series A Convertible Redeemable Preferred Stock (the "Preferred Stock"), $50 liquidation preference per share, of approximately $0.7089 per share. In addition, on September 18, 2000, the Board of Directors of the Company declared a dividend of $0.7089 per share on the Preferred Stock payable on November 15, 2000 to shareholders of record on September 29, 2000. These shares of Preferred Stock are not classified as equity as in certain instances they are convertible into shares of Common Stock at the election of the holder after December 31, 2002 or are redeemable for cash at the election of the holder in six annual tranches commencing on May 12, 2009.

    On August 22, 2000, the Company issued 439,059 shares of Common Stock, valued at approximately $18.2 million, in connection with the acquisition of the remaining 50% interest in the development rights associated with the Prudential Center in Boston, Massachusetts.

                            BOSTON PROPERTIES, INC.

                          (UNAUDITED AND IN THOUSANDS)

8. REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)
    On September 18, 2000, the Board of Directors of the Company declared a third quarter dividend in the amount of $0.53 per share of Common Stock payable on October 27, 2000 to shareholders of record on September 29, 2000.

9. EARNINGS PER SHARE

                                                                     FOR THE THREE MONTHS
                                                                   ENDED SEPTEMBER 30, 2000
                                                            ---------------------------------------
                                                              INCOME         SHARES       PER SHARE
                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
Basic Earnings:
  Income available to common shareholders.................    $ 36,530        68,752        $0.53
Effect of Dilutive Securities:
  Stock Options...........................................          --         1,909         (.01)
                                                              --------        ------        -----
Diluted Earnings:
  Net income..............................................    $ 36,530        70,661        $0.52
                                                              ========        ======        =====

                                                                     FOR THE THREE MONTHS
                                                                   ENDED SEPTEMBER 30, 1999
                                                            ---------------------------------------
                                                              INCOME         SHARES       PER SHARE
                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
Basic Earnings:
  Income available to common shareholders.................    $ 27,418        67,901        $0.40
Effect of Dilutive Securities:
  Stock Options...........................................          --           583           --
                                                              --------        ------        -----
Diluted Earnings:
  Net income..............................................    $ 27,418        68,484        $0.40
                                                              ========        ======        =====

                                                                      FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30, 2000
                                                            ---------------------------------------
                                                              INCOME         SHARES       PER SHARE
                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
Basic Earnings:
  Income available to common shareholders.................    $103,254        68,568        $1.51
Effect of Dilutive Securities:
  Stock Options...........................................          --         1,032        (0.03)
                                                              --------        ------        -----
Diluted Earnings:
  Net income..............................................    $103,254        69,600        $1.48
                                                              ========        ======        =====

                            BOSTON PROPERTIES, INC.

                          (UNAUDITED AND IN THOUSANDS)

9. EARNINGS PER SHARE (CONTINUED)

                                                                      FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30, 1999
                                                            ---------------------------------------
                                                              INCOME         SHARES       PER SHARE
                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
Basic Earnings:
  Income available to common shareholders.................    $ 79,575        65,672        $1.21
Effect of Dilutive Securities:
  Stock Options...........................................          --           608        (0.01)
                                                              --------        ------        -----
Diluted Earnings:
  Net income..............................................    $ 79,575        66,280        $1.20
                                                              ========        ======        =====

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

INFORMATION BY GEOGRAPHIC AREA AND PROPERTY TYPE:
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000:

                                          GREATER                    GREATER      NEW JERSEY
                             GREATER    WASHINGTON      MIDTOWN        SAN            AND
                              BOSTON        DC         MANHATTAN    FRANCISCO    PENNSYLVANIA     TOTAL
                             --------   -----------   -----------   ----------   -------------   --------
RENTAL REVENUE
  CLASS A..................  $137,524    $159,851      $105,595      $134,538       $43,628      $581,136
  R&D......................    4,323       15,744            --         1,372            --        21,439
  INDUSTRIAL...............    1,364        1,053            --         1,319           542         4,278
  HOTELS...................   29,660           --            --            --            --        29,660
  GARAGE...................    2,577           --            --            --            --         2,577
                             --------    --------      --------      --------       -------      --------
TOTAL......................  175,448      176,648       105,595       137,229        44,170       639,090
                             --------    --------      --------      --------       -------      --------
  % OF GRAND TOTALS........    27.45%       27.64%        16.52%        21.47%         6.92%       100.00%
                             --------    --------      --------      --------       -------      --------
RENTAL EXPENSES
  CLASS A..................   49,742       43,128        35,578        45,945        13,439        87,832
  R&D......................    1,355        2,780            --           248            --         4,383
  INDUSTRIAL...............      417          329            --           140            87           973

                            BOSTON PROPERTIES, INC.

                          (UNAUDITED AND IN THOUSANDS)

10. SEGMENT INFORMATION (CONTINUED)

                                          GREATER                    GREATER      NEW JERSEY
                             GREATER    WASHINGTON      MIDTOWN        SAN            AND
                              BOSTON        DC         MANHATTAN    FRANCISCO    PENNSYLVANIA     TOTAL
                             --------   -----------   -----------   ----------   -------------   --------
  HOTELS...................    3,418           --            --            --            --         3,418
  GARAGE...................      760           --            --            --            --           760
                             --------    --------      --------      --------       -------      --------
TOTAL......................   55,692       46,237        35,578        46,333        13,526       197,366
  % OF GRAND TOTALS........    28.21%       23.43%        18.03%        23.48%         6.85%       100.00%
                             --------    --------      --------      --------       -------      --------
NET OPERATING INCOME.......  $119,756    $130,411      $ 70,017      $ 90,896       $30,644      $441,724
                             ========    ========      ========      ========       =======      ========
  % OF GRAND TOTALS........    27.11%       29.52%        15.85%        20.58%         6.94%       100.00%
                             ========    ========      ========      ========       =======      ========

INFORMATION BY GEOGRAPHIC AREA AND PROPERTY TYPE:
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:

                                          GREATER                    GREATER      NEW JERSEY
                             GREATER    WASHINGTON      MIDTOWN        SAN            AND
                              BOSTON        DC         MANHATTAN    FRANCISCO    PENNSYLVANIA     TOTAL
                             --------   -----------   -----------   ----------   -------------   --------
RENTAL REVENUE
  CLASS A..................  $116,722    $150,840      $102,515      $115,235       $29,652      $514,964
  R&D......................    4,655       13,967            --         1,332            --        19,954
  INDUSTRIAL...............    1,251        1,062            --           905           525         3,743
  HOTELS...................   23,999           --            --            --            --        23,999
  GARAGE...................    1,751           --            --            --            --         1,751
                             --------    --------      --------      --------       -------      --------
TOTAL......................  148,378      165,869       102,515       117,472        30,177       564,411
                             --------    --------      --------      --------       -------      --------
  % OF GRAND TOTALS........    26.29%       29.39%        18.16%        20.81%         5.35%       100.00%
                             --------    --------      --------      --------       -------      --------
RENTAL EXPENSES
  CLASS A..................   46,520       41,500        35,341        42,398         8,895       174,654
  R&D......................    1,369        2,731            --           331            --         4,431
  INDUSTRIAL...............      388          300            --           173            86           947
  HOTELS...................    3,682           --            --            --            --         3,682
  GARAGE...................      607           --            --            --            --           607
                             --------    --------      --------      --------       -------      --------
TOTAL......................   52,566       44,531        35,341        42,902         8,981       184,321
                             --------    --------      --------      --------       -------      --------
  % OF GRAND TOTALS........    28.52%       24.16%        19.17%        23.28%         4.87%       100.00%
                             --------    --------      --------      --------       -------      --------
NET OPERATING INCOME.......  $95,812     $121,338      $ 67,174      $ 74,570       $21,196      $380,090
                             ========    ========      ========      ========       =======      ========
  % OF GRAND TOTALS........    25.21%       31.92%        17.67%        19.62%         5.58%       100.00%
                             ========    ========      ========      ========       =======      ========

                            BOSTON PROPERTIES, INC.

                          (UNAUDITED AND IN THOUSANDS)

10. SEGMENT INFORMATION (CONTINUED)
    The following is a reconcilition of net operating income to income before minority interests and joint venture income:

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net Operating Income
                                                              $441,724   $380,090
Add:
  Development and management services.......................     8,432     11,364
  Interest income...........................................     3,304      5,642
Less:
  General and administrative................................   (25,868)   (21,345)
  Interest expense..........................................  (166,210)  (151,446)
  Depreciation and amortization.............................   (97,062)   (88,315)
                                                              --------   --------
Income before minority interests and joint venture income...  $164,320   $135,990
                                                              ========   ========

INFORMATION BY GEOGRAPHIC AREA AND PROPERTY TYPE:
  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000:

                                          GREATER                    GREATER      NEW JERSEY
                             GREATER    WASHINGTON      MIDTOWN        SAN            AND
                              BOSTON        DC         MANHATTAN    FRANCISCO    PENNSYLVANIA     TOTAL
                             --------   -----------   -----------   ----------   -------------   --------
RENTAL REVENUE
  CLASS A..................  $47,289      $51,475       $35,467      $46,981        $15,385      $196,597
  R&D......................    1,381        6,085            --          479             --         7,945
  INDUSTRIAL...............      449          328            --          416            189         1,382
  HOTELS...................   12,499           --            --           --             --        12,499
  GARAGE...................    1,010           --            --           --             --         1,010
                             -------      -------       -------      -------        -------      --------
TOTAL......................   62,628       57,888        35,467       47,876         15,574       219,433
                             -------      -------       -------      -------        -------      --------
  % OF GRAND TOTALS........    28.54%       26.38%        16.16%       21.82%          7.10%       100.00%
                             -------      -------       -------      -------        -------      --------
RENTAL EXPENSES
  CLASS A..................   17,046       14,575        12,247       16,169          4,647        64,684
  R&D......................      508          913            --           85             --         1,506
  INDUSTRIAL...............      122          112            --           55             20           309
  HOTELS...................    1,405           --            --           --             --         1,405
  GARAGE...................      250           --            --           --             --           250
                             -------      -------       -------      -------        -------      --------
TOTAL......................   19,331       15,600        12,247       16,309          4,667        68,154
                             -------      -------       -------      -------        -------      --------
  % OF GRAND TOTALS........    28.36%       22.89%        17.97%       23.93%          6.85%       100.00%
                             -------      -------       -------      -------        -------      --------
NET OPERATING INCOME.......  $43,297      $42,288       $23,220      $31,567        $10,907      $151,279
                             =======      =======       =======      =======        =======      ========
  % OF GRAND TOTALS........    28.62%       27.95%        15.35%       20.87%          7.21%       100.00%
                             =======      =======       =======      =======        =======      ========

                            BOSTON PROPERTIES, INC.

                          (UNAUDITED AND IN THOUSANDS)

10. SEGMENT INFORMATION (CONTINUED)
INFORMATION BY GEOGRAPHIC AREA AND PROPERTY TYPE:
  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999:

                                          GREATER                    GREATER      NEW JERSEY
                             GREATER    WASHINGTON      MIDTOWN        SAN            AND
                              BOSTON        DC         MANHATTAN    FRANCISCO    PENNSYLVANIA     TOTAL
                             --------   -----------   -----------   ----------   -------------   --------
RENTAL REVENUE
  CLASS A..................  $41,445      $51,083       $34,381      $40,398        $10,644      $177,951
  R&D......................    1,489        4,869            --          497             --         6,855
  INDUSTRIAL...............      432          361            --          287            170         1,250
  HOTELS...................   10,299           --            --           --             --        10,299
  GARAGE...................      700           --            --           --             --           700
                             -------      -------       -------      -------        -------      --------
TOTAL......................   54,365       56,313        34,381       41,182         10,814       197,055
                             -------      -------       -------      -------        -------      --------
  % OF GRAND TOTALS........    27.59%       28.57%        17.45%       20.90%          5.49%       100.00%
                             -------      -------       -------      -------        -------      --------
RENTAL EXPENSES
  CLASS A..................   16,551       15,375        12,321       15,687          3,468        63,402
  R&D......................      420          942            --          129             --         1,491
  INDUSTRIAL...............      122           85            --           51             23           281
  HOTELS...................    1,287           --            --           --             --         1,287
  GARAGE...................      204           --            --           --             --           204
                             -------      -------       -------      -------        -------      --------
TOTAL......................   18,584       16,402        12,321       15,867          3,491        66,665
                             -------      -------       -------      -------        -------      --------
  % OF GRAND TOTALS........    27.88%       24.60%        18.48%       23.80%          5.24%       100.00%
                             -------      -------       -------      -------        -------      --------
NET OPERATING INCOME.......  $35,781      $39,911       $22,060      $25,315        $ 7,323      $130,390
                             =======      =======       =======      =======        =======      ========
  % OF GRAND TOTALS........    27.44%       30.61%        16.92%       19.41%          5.62%       100.00%
                             =======      =======       =======      =======        =======      ========

    The following is a reconcilition of net operating income to income before minority interests and joint venture income:

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net Operating Income........................................  $151,279   $130,390
Add:
  Development and management services.......................     2,693      3,706
  Interest income...........................................     1,187      1,376
Less:
  General and administrative................................    (9,871)    (7,383)
  Interest expense..........................................   (54,752)   (51,768)
  Depreciation and amortization.............................   (32,436)   (31,078)
                                                              --------   --------
Income before minority interests and joint venture income...  $ 58,100   $ 45,243
                                                              ========   ========

                            BOSTON PROPERTIES, INC.

                          (UNAUDITED AND IN THOUSANDS)

11. SUBSEQUENT EVENTS

    On October 2, 2000, the Company refinanced the mortgage loan on 601 and 651 Gateway Boulevard that consisted of replacing the $75.0 million mortgage loan with a $90.0 million loan. The new financing bears interest at a fixed rate equal to 8.40% and matures in October 2010.

    On October 6, 2000, the Company entered into a joint venture that was formed to develop One and Two Discovery Square, two Class A office buildings in Reston, Virginia totaling 362,868 square feet. The Company's interest in this joint venture is 50%.

    On October 12, 2000, the Company closed on bond financing totaling
$57.61 million collateralized by the New Dominion Tech Park, Building One development project in Herndon, Virginia. Such financing matures in October 2020 and bears interest at a rate of 7.58%. The proceeds of $57.61 million will be funded into an escrow and held until the New Dominion Tech Park, Building One is completed, which is estimated to be in December 2000. At that time, the current construction loan will be paid off and the remaining proceeds will be available to the Company.

    On October 13, 2000, the Company disposed of 1950 Stanford Court, a single story industrial building totaling 53,250 square feet, and an adjacent parcel of land totaling approximately two acres in Landover, Maryland, for approximately $2.2 million.

    On October 31, 2000 the Company completed a public offering of 17,110,000 shares of Common Stock at a price per share to the public of $39.0625 (including 2,110,000 shares issued as a result of the exercise of an overallotment option by the underwriters) resulting in net proceeds of approximately $634 million. The Company used a portion of the proceeds to repay the balance on the Unsecured Line of Credit.

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    From January 1, 1999 through September 30, 2000, the Company increased its in-service portfolio from 110 properties to 127 properties (the "Total Portfolio"). As a result of the growth in the Company's Total Portfolio, the financial data presented below shows significant changes in revenues and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the three and nine months ended September 30, 2000 and 1999 show separately changes attributable to the properties that were owned by the Company for all of each period compared (the "Same Property Portfolio") and the changes attributable to the Total Portfolio.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED
  SEPTEMBER 30, 1999.

    The table below reflects selected operating information for the Same Property Portfolio and the Total Portfolio. The Same Property Portfolio consists of the 109 properties acquired or placed in service on or prior to January 1, 1999.

                                                              SAME PROPERTY PORTFOLIO
                                                    -------------------------------------------
                                                                          INCREASE/       %
(DOLLARS IN THOUSANDS)                                2000       1999     (DECREASE)    CHANGE
----------------------                              --------   --------   ----------   --------
Revenue:
  Rental revenue..................................  $559,908   $528,102    $31,806       6.02%
  Development and management services.............        --         --         --         --
  Interest and other..............................        --         --         --         --
                                                    --------   --------    -------       ----
    Total revenue.................................   559,908    528,102     31,806       6.02%
                                                    --------   --------    -------       ----
Expenses:
  Operating.......................................   173,930    169,847      4,083       2.40%
                                                    --------   --------    -------       ----
Net Operating Income..............................   385,978    358,255     27,723       7.74%
                                                    --------   --------    -------       ----
  General and administrative......................        --         --         --         --
  Interest........................................        --         --         --         --
  Depreciation and amortization...................    85,382     82,573      2,809       3.40%
                                                    --------   --------    -------       ----
Income before minority interests and joint venture
  income..........................................  $300,596   $275,682    $24,914       9.04%
                                                    ========   ========    =======       ====

                                                                  TOTAL PORTFOLIO
                                                    -------------------------------------------
                                                                          INCREASE/       %
(DOLLARS IN THOUSANDS)                                2000       1999     (DECREASE)    CHANGE
----------------------                              --------   --------   ----------   --------
Revenue:
  Rental revenue..................................  $639,090   $564,411    $74,679       13.23%
  Development and management services.............     8,432     11,364     (2,932)     (25.80)%
  Interest and other..............................     3,304      5,642     (2,338)     (41.44)%
                                                    --------   --------    -------      ------
  Total revenue...................................   650,826    581,417     69,409       11.94%
                                                    --------   --------    -------      ------
Expenses:
  Operating.......................................   197,366    184,321     13,045        7.08%
                                                    --------   --------    -------      ------
Net Operating Income..............................   453,460    397,096     56,364       14.19%
                                                    --------   --------    -------      ------
  General and administrative......................    25,868     21,345      4,523       21.19%
  Interest........................................   166,210    151,446     14,764        9.75%
  Depreciation and amortization...................    97,062     88,315      8,747        9.90%
                                                    --------   --------    -------      ------
Income before minority interests and joint venture
  income..........................................  $164,320   $135,990    $28,330       20.83%
                                                    ========   ========    =======      ======

    The increase in rental revenues in the Same Property Portfolio is primarily a result of an overall increase in rental rates on new leases and rollovers and an increase in occupancy. The additional increase in rental revenues for the Total Portfolio is primarily a result of the revenues earned on the properties acquired or placed-in-service after January 1, 1999.

    The decrease in development and management services revenue is mainly due to contracts ending in 1999 which totaled approximately $3.4 million for the nine months ended September 30, 1999 offset by new contracts for management and development services for the three months ended September 30, 2000 of approximately $0.8 million.

    The decrease in interest and other revenue is primarily due to interest income earned on $420.1 million of notes receivable related to the Embarcadero Center acquisition during the nine months ended September 30, 1999.

    Property operating expenses (real estate taxes, utilities, repairs and maintenance, cleaning and other property related expenses) in the Same Property Portfolio increased mainly due to increases in real estate taxes and cleaning. Property operating expenses for the Total Portfolio increased mainly due to the properties acquired or placed-in-service after January 1, 1999.

    General and administrative expenses increased due to the increase in the overall size of the Total Portfolio since January 1, 1999. In addition, the Company incurred a $2.3 million charge, including a non-cash component of $2.0 million during the quarter ended September 30, 2000 related to departure of a former Senior Officer.

    Interest expense increased due to new and assumed mortgage indebtedness, including draws on construction loans and the increased use of the Company's unsecured revolving line of credit (the "Unsecured Line of Credit").

    Depreciation and amortization expense for the Same Property Portfolio increased as a result of capital and tenant improvements made since
September 30, 1999. Depreciation and amortization expense for the Total Portfolio increased mainly due to the properties acquired or placed-in-service after January 1, 1999.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS
  ENDED SEPTEMBER 30, 1999.

    The table below reflects selected operating information for the Same Property Portfolio and the Total Portfolio. The Same Property Portfolio consists of the 112 properties acquired or placed in service on or prior to July 1, 1999.

                                                              SAME PROPERTY PORTFOLIO
                                                    -------------------------------------------
                                                                          INCREASE/       %
(DOLLARS IN THOUSANDS)                                2000       1999     (DECREASE)    CHANGE
----------------------                              --------   --------   ----------   --------
Revenue:
  Rental revenue..................................  $201,865   $187,938    $13,927        7.41%
  Development and management services.............        --         --         --          --
  Interest and other..............................        --         --         --          --
                                                    --------   --------    -------      ------
    Total revenue.................................   201,865    187,938     13,927        7.41%
                                                    --------   --------    -------      ------
Expenses:
  Operating.......................................    62,578     62,799       (221)      (0.35)%
                                                    --------   --------    -------      ------
Net Operating Income..............................   139,287    125,139     14,148       11.31%
                                                    --------   --------    -------      ------
  General and administrative......................        --         --         --          --
  Interest........................................        --         --         --          --
  Depreciation and amortization...................    30,097     29,316        781        2.66%
                                                    --------   --------    -------      ------
Income before minority interests and joint venture
  income..........................................  $109,190   $ 95,823    $13,367       13.95%
                                                    ========   ========    =======      ======

                                                                  TOTAL PORTFOLIO
                                                    -------------------------------------------
                                                                          INCREASE/       %
(DOLLARS IN THOUSANDS)                                2000       1999     (DECREASE)    CHANGE
----------------------                              --------   --------   ----------   --------
Revenue:
  Rental revenue..................................  $219,433   $197,055    $22,378       11.36%
  Development and management services.............     2,693      3,706     (1,013)     (27.33)%
  Interest and other..............................     1,187      1,376       (189)     (13.74)%
                                                    --------   --------    -------      ------
    Total revenue.................................   223,313    202,137     21,176       10.48%
                                                    --------   --------    -------      ------
Expenses:
  Operating.......................................    68,154     66,665      1,489        2.23%
                                                    --------   --------    -------      ------
Net Operating Income..............................   155,159    135,472     19,687       14.53%
                                                    --------   --------    -------      ------
  General and administrative......................     9,871      7,383      2,488       33.70%
  Interest........................................    54,752     51,768      2,984        5.76%
  Depreciation and amortization...................    32,436     31,078      1,358        4.37%
                                                    --------   --------    -------      ------
Income before minority interests and joint venture
  income..........................................  $ 58,100   $ 45,243    $12,857       28.42%
                                                    ========   ========    =======      ======

    The increase in rental revenues in the Same Property Portfolio is primarily a result of an overall increase in rental rates on new leases and rollovers, an overall increase in occupancy and $2.4 million of lease termination fees recognized during the quarter. The additional increase in rental revenues for the Total Portfolio is primarily a result of the properties acquired or placed-in-service after July 1, 1999.

    The decrease in development and management services revenue is mainly due to contracts which ended in 1999 and totaled approximately $1.4 million for the three months ended September 30, 1999 offset by fees earned on new management and development deals of approximately $0.4 for the three months ended
September 30, 2000.

    The decrease in interest and other revenue is primarily due to lower average cash balances maintained during the quarter ended September 30, 2000.

    Property operating expenses (real estate taxes, utilities, repairs and maintenance, cleaning and other property related expenses) in the Total Portfolio increased due to the properties acquired or placed-in-service after July 1, 1999.

    General and administrative expenses increased mainly due to the $2.3 million charge, including a non-cash component of $2.0 million, related to the departure of a former Senior Officer. The remaining increase is due to the increase in the overall size of the Total Portfolio since September 30, 1999 resulting from property acquisitions and properties placed in service.

    Interest expense increased mainly due to new mortgage indebtedness, including draws on construction loans, and the increased use of the Unsecured Line of Credit.

    Depreciation and amortization expense for the Total Portfolio increased due to the properties acquired or placed-in-service on or after July 1, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's consolidated indebtedness at September 30, 2000 was approximately $3.5 billion and bore interest at a weighted average interest rate of approximately 7.30% per annum. Based on the Company's total market capitalization at September 30, 2000 of approximately $8.0 billion, the Company's consolidated debt represents 43.1% of its total market capitalization.

    The Company has a $605 million Unsecured Line of Credit with Fleet National Bank, as agent. The Company uses the Unsecured Line of Credit principally to facilitate its development and acquisition activities and for working capital purposes. As of November 7, 2000, the Company had $0 drawn under the Unsecured Line of Credit.

    The following represents the outstanding principal balances due under the first mortgages at September 30, 2000:

                                                 INTEREST
PROPERTIES                                         RATE     PRINCIPAL AMOUNT     MATURITY DATE
----------                                       --------   ----------------   ------------------
                                                             (IN THOUSANDS)
Embarcadero Center One, Two and Federal
  Reserve......................................    6.70%       $  313,819      December 10, 2008
Prudential Center..............................    6.72%          292,775      July 1, 2008
599 Lexington Avenue...........................    7.00%          225,000(1)   July 19, 2005
280 Park Avenue................................    7.00%          219,267(2)   September 11, 2002
5 Times Square.................................    8.62%          161,199(3)   January 26, 2003
Embarcadero Center Four........................    6.79%          155,225      February 1, 2008
875 Third Ave..................................    8.00%          151,473(4)   December 31, 2002
Embarcadero Center Three.......................    6.40%          146,782      January 1, 2007
Two Independence Square........................    8.09%          116,865(5)   February 27, 2003
Riverfront Plaza...............................    6.61%          116,222      February 1, 2008
Democracy Center...............................    7.05%          107,843      April 1, 2009
Embarcadero Center West Tower..................    6.50%           97,894      January 1, 2006
100 East Pratt Street..........................    6.73%           92,238      November 1, 2008
The Gateway....................................    8.23%           75,000(6)   September 30, 2000
One Independence Square........................    8.12%           74,429(5)   August 21, 2001
Reservoir Place................................    6.88%           74,321(7)   November 1, 2006
One and Two Reston Overlook....................    7.45%           68,302      September 1, 2004
2300 N Street..................................    6.88%           66,000      August 3, 2003
Capital Gallery................................    8.24%           57,336      August 15, 2006

                                                 INTEREST
PROPERTIES                                         RATE     PRINCIPAL AMOUNT     MATURITY DATE
----------                                       --------   ----------------   ------------------
                                                             (IN THOUSANDS)
111 Huntington Avenue..........................    8.62%           52,533(8)   September 27, 2002
10 and 20 Burlington Mall Road.................    8.33%           37,000(9)   October 1, 2001
Ten Cambridge Center...........................    8.27%           35,816      May 1, 2010
1301 New York Avenue...........................    6.70%           32,833(10)  August 15, 2009
New Dominion Technology Park...................    8.22%           31,883(11)  January 4, 2001
Eight Cambridge Center.........................    7.73%           28,483      July 15, 2010
510 Carnegie Center............................    7.39%           27,764      January 1, 2008
Sumner Square..................................    8.19%           26,825(12)  April 22, 2004
Lockheed Martin Building.......................    6.61%           26,414      June 1, 2008
University Place...............................    6.94%           25,390      August 1, 2021
Orbital Sciences, Buildings One and Three......    8.27%           25,207(13)  August 9, 2002
Reston Corporate Center........................    6.56%           24,928      May 1, 2008
206 Carnegie Center............................    8.13%           23,000      October 1, 2010
191 Spring Street..............................    8.50%           22,879      September 1, 2006
Bedford Business Park..........................    8.50%           21,845      December 10, 2008
NIMA Building..................................    6.51%           21,598      June 1, 2008
214 Carnegie Center............................    8.13%           21,000      October 1, 2010
202 Carnegie Center............................    8.13%           19,000      October 1, 2010
506 Carnegie Center............................    7.39%           17,558      January 1, 2008
508 Carnegie Center............................    7.39%           16,317      January 1, 2008
504 Carnegie Center............................    7.39%           14,632      January 1, 2008
2600 Tower Oaks Boulevard......................    8.53%           11,218      October 10, 2002
101 Carnegie Center............................    7.66%            8,419      April 1, 2006
Montvale Center................................    8.59%            7,586      December 1, 2006
Newport Office Park............................    8.13%            6,001      July 1, 2001
Hilltop Business Center........................    6.81%            5,790      March 1, 2019
302 Carnegie Center............................    8.52%            5,033(14)  March 15, 2003
Quorum Way.....................................    8.27%            4,456(15)  August 30, 2003
Orbital Sciences, Building Two.................    8.27%            4,243      June 13, 2003
201 Carnegie Center............................    7.08%              494      February 1, 2010
                                                               ----------
Total..........................................                $3,218,135
                                                               ==========

------------------------

 (1) At maturity the lender has the option to purchase a 33.33% interest in this Property in exchange for the cancellation of the principal balance of approximately $225 million.

 (2) As a result of a swap agreement, outstanding principal of $213,000 bears interest at a fixed rate of 7.00%. The remaining $6,267 bears interest at a floating rate equal to LIBOR + 1.00%.

 (3) Total construction loan in the amount of $420.0 million at a variable rate of LIBOR + 2.00%.

 (4) The principal amount and interest rate shown has been adjusted to reflect the fair value of the note at its inception. The actual principal balance at September 30, 2000 was $149,200 and the interest rate was 8.75%.

 (5) The principal amount and interest rate shown has been adjusted to reflect the effective rates on the loans. The actual principal balances at June 30, 2000 were $117,219 and $74,688, respectively. The actual interest rates are 8.50% and continue at such rates through the loan expiration.

 (6) Outstanding principal bears interest at a floating rate equal to LIBOR + 1.60%. This loan was replaced on October 2, 2000 with a ten-year mortgage for a principal amount of $90 million bearing interest at a rate of 8.4% per annum.

 (7) The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The actual principal balance at September 30, 2000 was $65,620 and the interest rate was 9.09%.

 (8) Total construction loan in the amount of $203.0 million at a variable rate of LIBOR + 2.00%.

 (9) Includes outstanding indebtedness collateralized by 91 Hartwell Avenue and 92 and 100 Hayden Avenue.

 (10) Includes outstanding principal in the amounts of $20,000, $8,742 and $4,091 which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.

 (11) Total construction loan in the amount of $48.6 million at a variable rate of LIBOR + 1.60%. We have entered into an agreement to replace this construction loan. This new 20-year bond financing is for a principal amount of $57.6 million and bears interest at a rate equivalent to 7.58% per annum and will remain in escrow until initial occupancy, which is expected in December 2000.

 (12) The outstanding principal bears interest at a rate equal to LIBOR + 1.50%.

 (13) Total construction loan in the amount of $27.0 million at a variable rate of LIBOR + 1.65%.

 (14) Total construction loan in the amount of $10.0 million at a variable rate of LIBOR + 1.90%.

 (15) Total construction loan in the amount of $32.25 million at a variable rate of LIBOR + 1.65%.

    The Company expects to meet its short-term liquidity requirements, including its quarterly dividend and distribution requirements, generally through its existing working capital and net cash provided by operations. The Company's operating properties and hotels require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended September 30, 2000, the Company's recurring capital expenditures totaled $3.3 million.

    The Company expects to meet its long-term requirements for the funding of property development, property acquisitions and other non-recurring capital improvements through long-term secured and unsecured indebtedness (including the Unsecured Line of Credit) and the issuance of additional equity securities of the Company.

    The Company has development projects currently in process, which require commitments to fund to completion. Commitments under these arrangements totaled approximately $740.1 million as of September 30, 2000. The Company expects to fund these commitments using available cash, construction loans and the Unsecured Line of Credit. In addition, the Company has options to acquire land that require minimum deposits that the Company will fund using available cash or the Unsecured Line of Credit.

FUNDS FROM OPERATIONS

    Management believes that Funds from Operations, FFO, is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of NAREIT in 1995 and clarified in 1999, which may differ from the methodology for calculating FFO operations utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. The White Paper defines FFO as net income (loss) (computed in accordance with accounting principles generally accepted in the United States, "GAAP"), excluding gains (losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Effective January 1, 2000, the calculation of FFO includes non-recurring events, except for those that are defined as "extraordinary items" under GAAP and gains and losses from sales of depreciable operating property. The revised definition of Funds from Operations did not have a material impact on the Company's calculation. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The Company believes that in order to facilitate a clear understanding of the historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements.

    The following table presents the Company's Funds from Operations for the three months ended September 30, 2000 and 1999 (in thousands):

                                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                                           SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                           ------------------   ------------------
Income before minority interests and joint venture
  income.................................................       $58,100              $45,243
Add:
  Real estate depreciation and amortization..............        33,007               30,882
  Income from unconsolidated joint ventures..............           549                  206
Less:
  Minority property partnerships' share of Funds from
    Operations...........................................          (284)                (211)
  Preferred dividends and distributions..................        (8,248)              (8,303)
                                                                -------              -------
Funds from Operations....................................       $83,124              $67,817
                                                                =======              =======
Funds from Operations Available to Common Shareholders
  (74.04% and 74.03%, respectively)......................       $61,543              $50,207
                                                                =======              =======

    Reconciliation to Diluted Funds from Operations:

                                                  THREE MONTHS ENDED            THREE MONTHS ENDED
                                                  SEPTEMBER 30, 2000            SEPTEMBER 30, 1999
                                              ---------------------------   ---------------------------
                                                INCOME         SHARES         INCOME         SHARES
                                              (NUMERATOR)   (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
                                              -----------   -------------   -----------   -------------
Funds from Operations.......................    $83,124         92,860        $67,817         91,718
Effect of Dilutive Securities
  Convertible Preferred Units...............      6,605         10,370          6,649         10,377
  Convertible Preferred Stock...............      1,643          2,625          1,654          2,625
  Stock Options.............................         --          1,909             --            583
                                                -------        -------        -------        -------
Diluted Funds from Operations...............    $91,372        107,764        $76,120        105,303
                                                =======        =======        =======        =======
Company's share of Diluted Funds From
  Operations (77.63% and 77.38%,
  respectively).............................    $70,931         83,657        $58,902         81,485
                                                =======        =======        =======        =======

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

NEWLY ISSUED ACCOUNTING STANDARD

    Financial Accounting Standards No. 133 "Accounting for Certain Derivative Instruments and Hedging Activities", as amended by Financial Accounting Standards No. 137 and 138, is effective for the first quarter of 2001. The Company is in the process of evaluating the effect of implementing these standards.

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

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the risk of loss from adverse changes in market prices and interest rates. The primary market risk facing the Company is mortgage debt, which bears interest primarily at fixed rates, and therefore, the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted average interest rates by expected maturity dates for the fixed rate debt. The interest rate of the variable rate debt as of September 30, 2000 ranged from LIBOR plus 1.00% to LIBOR plus 2.00%. During January 2000, the Company entered into three interest rate hedge agreements for a total amount of $450.0 million. The agreements provide for a fixed interest rate when LIBOR floats between 0% and 5.80% or 5.00% to 5.60% and when LIBOR ranges from 6.35% to 7.95% for terms ranging from three to five years, per terms of the agreements. During May, 2000, the Company entered into an additional interest rate hedge agreement for another
$150.0 million. The
agreement provides for a fixed interest rate when LIBOR floats between 7.51% and 9.00%, for a term of 3 years, per terms of the agreement

                                                                     MORTGAGE DEBT
                                                                    (IN THOUSANDS)
                              -------------------------------------------------------------------------------------------
                                2000       2001       2002       2003       2004     THEREAFTER     TOTAL      FAIR VALUE
                              --------   --------   --------   --------   --------   ----------   ----------   ----------
Fixed Rate..................  $ 9,715    $159,790   $385,363   $215,758   $104,162   $1,938,750   $2,813,538   $2,813,538
Weighted Average Interest
  Rate......................     6.99%       7.84%      7.37%      7.49%      7.17%       6.84%         7.11%
Variable Rate...............  $75,000    $ 31,883   $ 95,958   $174,931   $ 26,825          --    $  404,597   $  404,597

                           PART II. OTHER INFORMATION

ITEM 2--CHANGES IN SECURITIES

    On August 22, 2000, the Company acquired the remaining 50% interest in the development rights at the Prudential Center in Boston, Massachusetts for consideration that included the issuance of 439,059 shares of Common Stock. Such Common Stock was issued to accredited investors in a transaction that was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
 27.1     Financial Data Schedule

    (b) Reports on Form 8-K

       A Form 8-K dated July 25, 2000 was filed with the Securities and Exchange Commission to report under Item 5 of such report the information presented to investors and analysts and the Company's press release for the quarter ended June 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       BOSTON PROPERTIES, INC.

November 14, 2000                                      By:             /s/ DOUGLAS T. LINDE
                                                            -----------------------------------------
                                                                         Douglas T. Linde
                                                             CHIEF FINANCIAL OFFICER (DULY AUTHORIZED
                                                             OFFICER AND PRINCIPAL FINANCIAL OFFICER)