Form 10-K405
period 2000-12-31
BOSTON PROPERTIES INC
filed 2001-03-30
CIK 1037540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

|X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from _________ to _________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 14, 2001, the aggregate market value of the 85,291,023 shares of common stock held by non-affiliates of the Registrant was $3,389,465,254 based upon the closing price of $39.74 on the New York Stock Exchange composite tape on such date. (For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.) As of March 14, 2001, there were 89,701,122 shares of Common Stock outstanding.

Certain information contained in the Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held May 2, 2001 are incorporated by reference in Part III, Items 10, 11, 12 and 13.

                               TABLE OF CONTENTS

ITEM NO.                           DESCRIPTION                          PAGE NO.

PART I

1.    BUSINESS .........................................................       1

2.    PROPERTIES .......................................................      26

3.    LEGAL PROCEEDINGS ................................................      28

4.    SUBMISSION OF MATTERS TO A VOTE
       OF SECURITY HOLDERS .............................................      29

PART II

5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS .............................................      29

6.    SELECTED FINANCIAL DATA ..........................................      30

7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS .............................      32

7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
       RISK ............................................................      46

8.    FINANCIAL STATEMENTS AND
       SUPPLEMENTARY DATA ..............................................      46

9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE .............................      46

PART III

10.   DIRECTORS AND EXECUTIVE OFFICERS
       OF THE REGISTRANT ...............................................      47

11.   EXECUTIVE COMPENSATION ...........................................      47

12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
       OWNERS AND MANAGEMENT ...........................................      47

13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................      47

PART IV

14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
       REPORTS ON FORM 8-K .............................................      48

      SIGNATURES .......................................................      53

                                     PART I

Item 1. Business

General

      As used herein, the terms "we," "us," "our" or the "Company" refer to Boston Properties, Inc., a Delaware corporation organized in 1997, individually or together with its subsidiaries, including Boston Properties Limited Partnership, a Delaware limited partnership, and our predecessors. We are a fully integrated self-administered and self-managed real estate investment trust or "REIT" and one of the largest owners and developers of office properties in the United States. Our properties are concentrated in four core markets - Boston, Washington, D.C., midtown Manhattan and San Francisco. We conduct substantially all our business through Boston Properties Limited Partnership. At December 31, 2000 we owned 145 properties, totaling 37.9 million net rentable square feet. Our properties consisted of 134 office properties, comprised of 103 Class A office buildings and 31 properties that support both office and technical uses, including 15 properties under construction, eight industrial properties and three hotels. We consider Class A office buildings to be centrally located buildings that are professionally managed and maintained, attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings.

      We have a $605 million unsecured revolving line of credit with Fleet National Bank, as agent, which expires in March 2003. As of March 14, 2001, zero was outstanding under our unsecured revolving line of credit. You should refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information regarding our unsecured revolving line of credit and our other indebtedness.

      We are a full service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, construction management, property management, marketing, leasing, accounting, tax and legal services. As of December 31, 2000, we had over 600 employees. Our 25 senior officers, together with Mr. Mortimer Zuckerman, Chairman of our board of directors, have an average of 24 years experience in the real estate industry and an average of 14 years tenure with us. Our principal executive office is located at 800 Boylston Street, Boston, Massachusetts 02199 and its telephone number is (617) 236-3300. In addition, we have regional offices at 401 9th Street, NW, Washington, D.C. 20004; 599 Lexington Avenue, New York, New York 10022; Four Embarcadero Center, San Francisco, California 94111; and 502 Carnegie Center, Princeton, New Jersey 08540.

Boston Properties Limited Partnership

      Boston Properties Limited Partnership, a Delaware limited partnership, is the entity through which we conduct substantially all of our business and own (either directly or through subsidiaries) substantially all of our assets. We are the sole general partner and, as of March 14,

2001, the owner of approximately 74.3% of the economic interests in Boston Properties Limited Partnership. This structure is commonly referred to as an umbrella partnership REIT or "UPREIT". Our general and limited partnership interests in Boston Properties Limited Partnership entitle us to share in cash distributions from, and in the profits and losses of, Boston Properties Limited Partnership in proportion to our percentage interest therein and entitle us to vote on all matters requiring a vote of the limited partners. The other partners of Boston Properties Limited Partnership are persons who contributed their direct or indirect interests in certain properties to Boston Properties Limited Partnership in exchange for common units of limited partnership interest in Boston Properties Limited Partnership or preferred units of limited partnership interest in Boston Properties Limited Partnership. Pursuant to the limited partnership agreement of Boston Properties Limited Partnership, as amended, unitholders may tender their common units of Boston Properties Limited Partnership for cash equal to the value of an equivalent number of shares of our common stock. In lieu of delivering cash, however, we may, at our option, choose to acquire any units so tendered by issuing common stock in exchange for the units. Our common stock will be exchanged for units on a one-for-one basis. This one-for- one exchange ratio may be adjusted to prevent dilution. We currently anticipate that we will elect to issue our common stock in connection with each such presentation for redemption rather than having Boston Properties Limited Partnership pay cash. With each such exchange or redemption, our percentage ownership in Boston Properties Limited Partnership will increase. In addition, whenever we issue shares of our common stock other than to acquire common units of Boston Properties Limited Partnership, we must contribute any net proceeds we receive to Boston Properties Limited Partnership and Boston Properties Limited Partnership must issue to us an equivalent number of common units of Boston Properties Limited Partnership.

      Preferred units of Boston Properties Limited Partnership have the rights, preferences and other privileges (including the right to convert into common units of Boston Properties Limited Partnership) as are set forth in amendments to the limited partnership agreement of Boston Properties Limited Partnership. Boston Properties Limited Partnership currently has four series of its preferred units (excluding preferred units held by Boston Properties, Inc.). The Series One preferred units have an aggregate liquidation preference of approximately $85 million and bear a preferred distribution at a rate of 7.25% per annum, payable quarterly. Series One units are convertible into common units at the rate of $38.25 per common unit at the holder's election at any time. We also have the right to convert into common units of Boston Properties Limited Partnership all or part of the Series One units on or after June 3, 2003, if our common stock at the time of our election is trading at a price of at least $42.08 per share.

      The Series Two and Series Three preferred units, which together have an aggregate liquidation preference of approximately $311 million, have, between each other, similar economic terms. On and after December 31, 2002, the Series Two and Series Three units will be convertible, at the holder's election, into common units at a conversion price of $38.10 per common unit. Distributions on the Series Two and Series Three units are payable quarterly and generally accrue at rates of: 5.0% per annum through March 31, 1999; 5.5% through December 31, 1999; 5.625% through December 2000; 6.0% through December 31, 2001; 6.5% through December 31, 2002; 7.0% until May 12, 2009; and 6.0% thereafter. The terms of the Series Two and Series Three units provide that they may be redeemed for cash in six annual tranches, beginning on May 12, 2009, at the election of us or the holders. We also have the right to convert into common units of Boston Properties Limited Partnership any Series Two and Series Three units that are not redeemed when they are entitled to redemption.

      The Series Z preferred units have an aggregate liquidation preference of the greater of the value of our common stock or $37.25 per unit. The Series Z preferred units are not entitled to receive any distributions until after August 11, 2001. From August 11, 2001 until February 11, 2002, each Series Z preferred unit entitles its holder to receive one-half of any distributions paid on a common unit. After February 11, 2002, to the extent that any Series Z preferred units are still outstanding, each Series Z preferred unit entitles its holder to receive an amount equal to 100% of any distributions paid on a common unit. The Series Z preferred units will automatically convert into common units on February 11, 2002 or, if later, the date on which we register with the Securities and Exchange Commission the shares of our common stock issuable in exchange for the common units into which the Series Z units are convertible.

Real Estate Acquisitions during 2000

      On January 12, 2000, we acquired our joint venture partner's 75% interest in One and Two Reston Overlook, an unconsolidated joint venture, for cash of approximately $15.2 million and the assumption of approximately $69.0 million in debt.

      On March 1, 2000, we acquired three Class A office buildings totaling approximately 408,163 square feet at Carnegie Center in Princeton, New Jersey, under the terms of the original Carnegie Center Portfolio acquisition. The properties were acquired from a related party for approximately $66.5 million, which was funded through the assumption of debt of approximately $49.0 million at a rate of 7.39% and the issuance of 577,817 common units of partnership interest in Boston Properties Limited Partnership valued at approximately $17.5 million. The acquisition was approved by a vote of our independent directors.

      On August 22, 2000, we acquired the remaining 50% interest in the development rights at the Prudential Center in Boston, Massachusetts for approximately $18.2 million, which was funded through the issuance of 439,059 shares of our common stock.

      On December 1, 2000, we acquired the leasehold interest and ground rent credits at the site of the future Times Square Tower in midtown Manhattan, for approximately $165.1 million in cash. This development will consist of a 47-floor, 1.2 million square foot office tower.

Developments Placed in Service during 2000

      In the second quarter of 2000, the Orbital Sciences project was placed-in-service. This project consists of two Class A office buildings totaling approximately 174,832 square feet and is located in Dulles, VA. We developed this project, in which we have a 100% interest, at a total cost to us of approximately $30.5 million.

      In the fourth quarter of 2000, the 140 Kendrick Street project was placed-in-service. This project consists of three Class A office buildings totaling approximately 381,000 square feet and is located in Needham, Massachusetts. We developed the project, in which we have a 25% interest, at a total cost to us of approximately $18.8 million.

      In the fourth quarter of 2000, the Market Square North project was placed-in-service. This project consists of a Class A office building totaling approximately 401,255 square feet and is located in Washington, D.C. We developed the project, in which we have a 50% interest, at a total cost to us of approximately $59.2 million.

New Joint Venture with Financial Partner during 2000

      On May 12, 2000, we entered into a joint venture with the New York State Common Retirement Fund. The initial term of the joint venture agreement runs for three years or until the New York State Common Retirement Fund's equity commitment of $270 million is met, although it has the right to increase its financial commitment prior to the end of the third year. During the term of the joint venture agreement, New York State Common Retirement Fund has the right to participate in our acquisition opportunities and development projects that we pursue with an institutional partner. We will manage the development and operation of all joint venture properties.

      On May 12, 2000, pursuant to the joint venture agreement, the New York State Common Retirement Fund acquired partial interests in two properties that we previously owned in their entirety. We retained a 51% interest in the first property, Metropolitan Square, a 582,194-square foot office property in Washington, D.C. and a 25% interest in the second property, 140 Kendrick Street, a 381,000-square foot build-to-suit development property in Needham, Massachusetts. The interests in the properties were acquired for cash of approximately $46.7 million and the assumption of debt of approximately $88.2 million and resulted in a gain to us of $0.4 million.

      On September 13, 2000, we acquired a 35% interest in 265 Franklin Street, a 325,699 square foot office property in Boston, Massachusetts through our joint venture with the New York State Common Retirement Fund, which acquired 65% of this property. Our interest in this property was acquired with cash and new debt financing totaling approximately $34.3 million.

      On December 8, 2000, we agreed with the New York State Common Retirement Fund to develop 901 New York Avenue, a Class A office building in Washington, D.C. totaling 550,000 square feet. We have a 25% interest and manage the development of the property, while the New York State Common Retirement Fund owns a 75% interest.

Equity Financing Activities during 2000

      On August 22, 2000, we issued 439,059 shares of common stock, valued at approximately $18.2 million, in connection with the acquisition of the remaining 50% interest in the development rights at the Prudential Center in Boston, Massachusetts.

      On October 31, 2000, we completed a public offering of 17,110,000 shares of our common stock at a price per share of $39.0625 (including 2,110,000 shares issued as a result of the exercise of an overallotment option by the underwriters) resulting in net proceeds to us of approximately $633.8 million.

                         Business and Growth Strategies

Business Strategy

      Our primary business objective is to maximize return on investment so as to provide our stockholders with the greatest possible total return. Our strategy to achieve this objective is:

      o to concentrate on a few carefully selected markets and to be one of, if not the leading, owner and developer in each of those markets. We select markets and submarkets where tenants have demonstrated a preference for high quality office buildings and other facilities.
      o to emphasize markets and submarkets within those markets where there are barriers to the creation of new supply and where skill, financial strength and diligence are required to successfully develop and manage high quality office, research and development and/or industrial space.
      o to take on complex, technically challenging projects, leveraging the skills of our management team to successfully develop, acquire or reposition properties which other organizations may not have the capacity or resources to pursue.
      o to concentrate on high quality, state-of-the-art real estate designed to meet the demands of today's knowledge-based tenants and to manage those facilities so as to become the landlord of choice for both existing and prospective clients.
      o to opportunistically acquire assets which increase our penetration in the markets in which we have chosen to concentrate and which exhibit an opportunity to improve returns through repositioning, changes in management focus and re-leasing as existing leases terminate.

Growth Strategies

      External Growth

      We believe that we are well positioned to realize significant growth through external asset development and acquisition. We believe that our development experience and our organizational depth position us to continue to develop a range of property types, from single-story suburban office properties to high-rise urban developments, within budget and on schedule. Other factors that contribute to our competitive position include:

      o the significant increase in demand for new, high quality office space in our core markets;
      o our control of sites (including sites under contract or option to acquire) in our core markets that will support approximately 10.6 million square feet of new office development;
      o our reputation gained through the stability and strength of our existing portfolio of properties;
      o our relationships with leading national corporations and public institutions seeking new facilities and development services;
      o our relationships with nationally recognized financial institutions that provide capital to the real estate industry; and
      o the substantial amount of commercial real estate owned by domestic and foreign institutions, private investors, and corporations who are seeking to sell these assets in our market areas.

      We have targeted three areas of development and acquisition as significant opportunities to execute our external growth strategy:

      o Pursue development in selected submarkets. We believe that development of well-positioned office buildings is and will continue to be justified in many of our submarkets. We believe in acquiring land in response to market conditions that allow for its development in the relative near term. While we purposely concentrate in markets with high barriers to entry, we have demonstrated over our 30 year history an ability to make carefully timed land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities in our existing and other markets for a well capitalized developer to acquire land with development potential at key locations.

                  In the past, we have been particularly successful at acquiring sites or options to purchase sites that need governmental approvals. Because of our development expertise, knowledge of the governmental approval process and reputation for quality development with local government approval regulatory bodies, we generally have been able to secure the permits necessary to allow development, and profit from the resulting increase in land value. We seek out complex projects where we can add value through the efforts of our experienced and skilled management team leading to significantly enhanced returns on investment.

      o Acquire assets and portfolios of assets from institutions or individuals. We believe that due to our size, management strength and reputation, we are in an advantageous position to acquire portfolios of assets or individual properties from institutions or individuals. We may acquire properties for cash, but we believe that we are particularly well positioned to appeal to sellers wishing to convert on a tax-deferred basis their ownership of property to the ownership of equity in a diversified real estate operating company that offers liquidity through access to the public equity markets. In addition, we may pursue mergers with and acquisitions of compatible real estate firms. Our ability to offer units in Boston Properties Limited Partnership to sellers who would otherwise recognize a gain upon a sale of assets for cash or our common stock may facilitate this type of transaction on a tax-efficient basis.

      o Acquire existing underperforming assets and portfolios of assets. We continue to actively pursue opportunities to acquire existing buildings that, while currently generating income, are either underperforming the market due to poor management or are currently leased at below market rents with anticipated roll-over of space. These opportunities may include the acquisition of entire portfolios of properties. We believe that because of our in-depth market knowledge and development experience in each of our markets, our national reputation with brokers, financial institutions and others involved in the real estate market and our access to competitively-priced capital, we are well-positioned to identify and acquire existing, underperforming properties for competitive prices and to add significant additional value to such properties through our effective marketing strategies and responsive property management program.

Internal Growth

      We believe that significant opportunities exist to increase cash flow from our existing properties because they are of high quality and in desirable locations in markets that, in general, are experiencing rising rents, low vacancy rates and increasing demand for office and industrial space. In addition, our properties are in markets where, in general, supply is limited by the lack of available sites and the difficulty of receiving the necessary approvals for development on vacant land. Our strategy for maximizing the benefits from these opportunities is two-fold: (1) to provide high quality property management services using our own employees in order to encourage tenants to renew, expand and relocate in our properties, and (2) to achieve speed and transaction cost efficiency in replacing departing tenants through the use of in-house services for marketing, lease negotiation, and design and construction of tenant improvements. In addition, we believe that our hotel properties will add to our internal growth because of their desirable locations in the downtown Boston and East Cambridge submarkets, which are experiencing high occupancy rates and continued growth in room rates. The effective management of Marriott International, Inc., has resulted in high occupancy, guest satisfaction and growth in room rates while limiting increases in operating costs. We expect to continue our internal growth as a result of our ability to:

      o Cultivate existing submarkets. In choosing locations for our properties, we have paid particular attention to transportation and commuting patterns, physical environment, adjacency to established business centers, proximity to sources of business growth and other local factors.

                  Many of these submarkets are experiencing increasing rents and, as a result, current market rates often exceed the rents being paid by our tenants. Based on leases in place at December 31, 2000, leases with respect to 7.27% of our office properties and 13.95% of our industrial properties will expire in calendar year 2001. We believe that leases expiring over the next three years in these submarkets will be renewed, or space re-let, at higher rents than previously in effect.

      o Directly manage properties to maximize the potential for tenant retention. We provide property management services ourselves, rather than contracting for this service, to maintain awareness of and responsiveness to tenant needs. We and our properties also benefit from cost efficiencies produced by an experienced work force attentive to preventive maintenance and energy management and from our continuing programs to assure that our property management personnel at all levels remain aware of their important role in tenant relations. Our philosophy has not been to invest significant capital in technology, but to form alliances to provide better tenant service and realize potential incremental revenues with little additional capital investment.

      o Replace tenants quickly at best available market terms and lowest possible transaction costs. We believe that we have a competitive advantage in attracting new tenants and achieving rental rates at the higher end of our markets as a result of our well located, well designed and well maintained properties, our reputation for high quality building services and responsiveness to tenants, and our ability to offer expansion and relocation alternatives within our submarkets.

                              The Hotel Properties

      To assist in maintaining our status as a REIT, we lease our three hotel properties to ZL Hotel LLC pursuant to a lease that entitles us to a percentage of the gross receipts of our hotel properties. Mr. Mortimer B. Zuckerman, the Chairman of our board of directors, and Edward H. Linde, our President and Chief Executive Officer, are the sole member-managers of, and have a 9.8% economic interest in, ZL Hotel LLC; two unaffiliated public charities own the remaining 90.2% economic interest. Marriott International, Inc. manages our hotel properties under the Marriott(R) name pursuant to a management agreement with ZL Hotel LLC. Under the REIT requirements, revenues from a hotel are not considered to be rental income for purposes of certain income tests, which a REIT must meet. Accordingly, in order to maintain our qualification as a REIT, we have entered into the participating leases with ZL Hotel LLC described above to provide revenue that qualifies as rental income under the REIT requirements.

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

                                   Seasonality

      Our hotel properties traditionally have experienced significant seasonality in their operating income, with weighted average net operating income by quarter over the three years 1998 through 2000 as follows:

First Quarter       Second Quarter        Third Quarter          Fourth Quarter
-------------       --------------        -------------          --------------
    14%                  29%                  32%                     25%

      Our other properties have not traditionally experienced significant seasonality.

                                  RISK FACTORS

Set forth below are the risks that we believe are material to our stockholders. We refer to the shares of our common and preferred stock and the units of limited partnership interest in Boston Properties Limited Partnership together as our "securities," and the investors who own shares and/or units as our "securityholders." This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 32.

We may be unable to manage effectively our rapid growth and expansion into new markets.

      We have grown rapidly since our initial public offering in June 1997 and have entered or significantly expanded our real estate holdings in new markets. If we do not effectively manage our rapid growth, we may not be able to make expected distributions to our securityholders and the value of our securities may decline.

Our performance and value are subject to risks associated with our real estate assets and with the real estate industry.

      Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our office, industrial, and hotel properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our securityholders will be adversely affected. The following factors, among others, may adversely affect the revenues generated by our office, industrial, and hotel properties:

      o     downturns in the national, regional and local economic climate;

      o competition from other office, industrial, hotel and other commercial buildings;

      o local real estate market conditions, such as oversupply or reduction in demand for office, industrial, hotel or other commercial space;

      o     changes in interest rates and availability of financing;

      o     vacancies or inability to rent spaces on favorable terms;

      o increased operating costs, including insurance premiums, utilities, and real estate taxes; and

      o civil disturbances, earthquakes and other natural disasters or acts of God that may result in uninsured or underinsured losses.

      Significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs are generally not reduced when circumstances cause a reduction in revenues from a property.

We are dependent upon the economic climates of our four core markets-Boston, Washington, D.C., midtown Manhattan and San Francisco.

      A majority of our revenues are derived from properties located in our four core markets- Boston, Washington, D.C., midtown Manhattan and San Francisco. A downturn in the economies of these core markets, or the impact that a downturn in the overall national economy may have upon these economies, could result in reduced demand for office space. Because our portfolio consists primarily of office buildings (as compared to a more diversified real estate portfolio), a decrease in demand for office space in turn could adversely affect our result from operations. Additionally, there are submarkets within our core markets that are dependent upon a limited number of industries and a significant downturn in one or more of these industries could also adversely affect our results from operations.

Our investment in property development may be more costly than anticipated.

      We have a significant development pipeline and intend to continue to develop and substantially renovate office, industrial and hotel properties. Our current and future development and construction activities may be exposed to the following risks:

      o we may be unable to proceed with the development of properties because we cannot obtain financing with favorable terms;

      o we may incur construction costs for a development project which exceed our original estimates due to increased materials, labor or other costs, which could make completion of the project uneconomical because we may not be able to increase rents to compensate for the increase in construction costs;

      o we may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project;

      o we may abandon development opportunities after we begin to explore them and as a result we may fail to recover expenses already incurred;

      o we may expend funds on and devote management's time to projects which we do not complete;

      o we may be unable to complete construction and leasing of a property on schedule, resulting in increased debt service expense and construction or renovation costs;

      o     we may lease developed properties at below expected rental rates;
            and

      o occupancy rates and rents at newly completed properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investment not being profitable.

Our use of joint ventures may limit our flexibility with jointly owned investments.

      We intend to develop and acquire properties in joint ventures with other persons or entities when circumstances warrant the use of this structure. The use of a joint venture vehicle creates a risk of a dispute with our joint venturer's and a risk that we will have to acquire a joint venturer's interest in a development for a price at which or at a time when we would otherwise not purchase such interest. Our joint venture partners may have different objectives from us regarding the appropriate timing and pricing of any sale or refinancing of properties.

      In 2000, we entered into a joint venture with the New York State Common Retirement Fund which has agreed to contribute up to $270 million to acquire and develop properties with us. During the three-year term of this joint venture, the New York State Common Retirement Fund has the right to participate in all of our acquisition opportunities that meet agreed criteria and any development projects that we choose to pursue with an institutional partner.

We face risks associated with property acquisitions.

      Since our initial public offering, we have made large acquisitions of properties and portfolios of properties. We intend to continue to acquire properties and portfolios of properties, including large portfolios that could continue to significantly increase our size and alter our capital structure. Our acquisition activities and their success may be exposed to the following risks:

      o we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, including both publicly traded real estate investment trusts and institutional investment funds;

      o even if we enter into an acquisition agreement for a property, it is usually subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction;

      o even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price;

      o     we may be unable to finance acquisitions on favorable terms;

      o acquired properties may fail to perform as we expected in analyzing our investments;

      o our estimates of the costs of repositioning or redeveloping acquired properties may be inaccurate;

      o acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

      o we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result our results of operations and financial condition could be adversely affected.

      We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based upon those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow. Unknown liabilities with respect to properties acquired might include:

      o     liabilities for clean-up of undisclosed environmental contamination;

      o claims by tenants, vendors or other persons dealing with the former owners of the properties;

      o     liabilities incurred in the ordinary course of business; and

      o claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

We face potential difficulties or delays renewing leases or re-leasing space.

      We derive most of our income from rent received from our tenants. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. Also, when our tenants decide not to renew their leases, we may not be able to relet the space. Even if tenants decide to renew, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable than current lease terms. As a result, our cash flow could decrease and our ability to make distributions to our securityholders could be adversely affected.

We face potential adverse effects from major tenants' bankruptcies or insolvencies.

      The bankruptcy or insolvency of a major tenant may adversely affect the income produced by our properties. Although we have not experienced material losses from tenant bankruptcies or insolvencies in the past, our tenants could file for bankruptcy protection or become insolvent in the future. We cannot evict a tenant solely because of its bankruptcy. On the other hand, a court might authorize the tenant to reject and terminate its lease with us. In such case, our claim against the bankrupt tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and, even so, our claim for unpaid rent would likely not be paid in full. This shortfall could adversely affect our cash flow and results from operations.

We may have difficulty selling our properties which may limit our flexibility.

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

      We face significant competition from developers, owners and operators of office, industrial and other commercial real estate. Substantially all of our properties face competition from similar properties in the same market. Such competition may effect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to make space available at lower prices than the space in our properties.

Because we own three hotel properties, we face the risks associated with the hospitality industry.

      We own three hotel properties. We lease these hotel properties to ZL Hotel LLC, in which Mortimer B. Zuckerman, Chairman of our board of directors, and Edward H. Linde, our President and Chief Executive Officer, are the sole member-managers and have a 9.8% economic interest; two unaffiliated public charities have a 90.2% economic interest in ZL Hotel LLC. Marriott International, Inc. manages these hotel properties under the Marriott(R) name pursuant to a management agreement with ZL Hotel LLC. ZL Hotel LLC pays us a percentage of the gross receipts that the hotel properties receive. Because the lease payments we receive are based on a participation in the gross receipts of the hotels, if the hotels do not generate sufficient receipts, our cash flow would be decreased, which could reduce the amount of cash available for distribution to our securityholders. The following factors, among others, are common to the hotel industry, and may reduce the receipts generated by our hotel properties:

      o our hotel properties compete for guests with other hotels, a number of which have greater marketing and financial resources than our hotel-operating business partners;

      o if there is an increase in operating costs resulting from inflation and other factors, our hotel-operating business partners may not be able to offset such increase by increasing room rates;

      o our hotel properties are subject to the fluctuating and seasonal demands of business travelers and tourism; and

      o our hotel properties are subject to general and local economic conditions that may affect demand for travel in general.

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

      We carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to deductions which we believe are commercially reasonable. However, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, we may discontinue earthquake insurance on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage discounted for the risk of loss. If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future revenue from those properties. Moreover, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if the properties were irreparable. Any such loss could materially and adversely affect our business and financial condition and results from operations.

Potential liability for environmental contamination could result in substantial costs.

      Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of the real estate. If unidentified environmental problems arise, we may have to make substantial payments which could adversely affect our cash flow and our ability to make distributions to our securityholders because:

      o as owner or operator we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;

      o the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;

      o even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean-up costs; and

      o governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs.

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

      Environmental laws also govern the presence, maintenance and removal of asbestos. Such laws require that owners or operators of buildings containing asbestos:

      o     properly manage and maintain the asbestos;

      o     notify and train those who may come into contact with asbestos; and

      o undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building.

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

      Some of our properties are located in urban and industrial areas where fill or current or historic industrial uses of the areas have caused site contamination. Independent environmental consultants have conducted Phase I environmental site assessments at all of our properties. These assessments included, at a minimum, a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents. Where appropriate, on a property-by-property basis, these consultants have conducted additional testing, including sampling for asbestos, for lead in drinking water, for soil contamination where underground storage tanks are or were located or where other past site usages create a potential environmental problem, and for contamination in groundwater. Even though these environmental assessments have been conducted, there is still the risk that:

      o the environmental assessments and updates did not identify all potential environmental liabilities;

      o a prior owner created a material environmental condition that is not known to us or the independent consultants preparing the assessments;

      o new environmental liabilities have developed since the environmental assessments were conducted; and

      o future uses or conditions such as changes in applicable environmental laws and regulations could result in environmental liability for us.

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

Rising interest rates would increase our interest costs.

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

      The mortgages on our properties contain customary negative covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. In addition, our credit facilities contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to assets ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our ability to borrow under our credit facilities is subject to compliance with our financial and other covenants. We rely on borrowings under our credit facilities to finance acquisitions and development activities and for working capital, and if we are unable to borrow under our credit facilities, or to refinance existing indebtedness our financial condition and results of operations would likely be adversely impacted. If we breach covenants in our debt agreements, the lender can declare a default and require us to repay the debt immediately and, if the debt is secured, can immediately take possession of the property securing the loan. In addition, our credit facilities are cross-defaulted to our other indebtedness, which would give the lenders under our other credit facilities the right also to declare a default and require immediate repayment.

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our common stock.

      Debt to Market Capitalization Ratio is a measure of our total debt as a percentage of the aggregate of our total debt plus the market value of our outstanding securities. Our Debt to Market Capitalization Ratio was approximately 38.7% as of December 31, 2000. To the extent that our board of directors uses our Debt to Market Capitalization Ratio as a measure of appropriate leverage, the total amount of our debt could increase as our common stock price increases, even if we may not have a corresponding increase in our ability to service or repay the debt. Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally. There is a risk that changes in our Debt to Market Capitalization Ratio, which is in part a function of our stock price, or our ratio of indebtedness to other measures of asset value used by financial analysts may have an adverse effect on the market price of our common stock.

Further issuances of equity securities may be dilutive to current stockholders.

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

      If we fail to qualify as a real estate investment trust we will face serious tax consequences that will substantially reduce the funds available for payment of dividends for each of the years involved because:

      o we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

      o we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes;

      o unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a real estate investment trust for four taxable years following the year during which we were disqualified; and

      o all dividends will be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits.

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

      Provisions in our certificate of incorporation and bylaws, our shareholder rights agreement and the limited partnership agreement of Boston Properties Limited Partnership, as well as provisions of the Internal Revenue Code and Delaware corporate law, may:

      o delay or prevent a change of control over us or a tender offer, even if such action might be beneficial to our stockholders; and

      o limit our stockholders' opportunity to receive a potential premium for their shares of common stock over then-prevailing market prices.

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

      Boston Properties Limited Partnership Agreement

      We have agreed in the limited partnership agreement of Boston Properties Limited Partnership not to engage in business combinations unless limited partners of Boston Properties Limited Partnership other than Boston Properties, Inc. receive, or have the opportunity to receive, the same consideration for their partnership interests as holders of our common stock in the transaction. If these limited partners do not receive such consideration, we cannot engage in the transaction unless 75% of these limited partners vote to approve the transaction. In addition, we have agreed in the limited partnership agreement of Boston Properties Limited Partnership that we will not consummate business combinations in which we received the approval of our stockholders unless these limited partners are also allowed to vote and the transaction would have been approved had these limited partners been able to vote as stockholders on the transaction. Therefore, if our stockholders approve a business combination that requires a vote of stockholders, the partnership agreement requires the following before we can consummate the transaction:

      o holders of interests in Boston Properties Limited Partnership (including Boston Properties, Inc.) must vote on the matter;

      o Boston Properties, Inc. must vote its partnership interests in the same proportion as our stockholders voted on the transaction; and

      o the result of the vote of holders of interests in Boston Properties Limited Partnership must be such that had such vote been a vote of stockholders, the business combination would have been approved.

      As a result of these provisions, a potential acquirer may be deterred from making an acquisition proposal and we may be prohibited by contract from engaging in a proposed business combination even though our stockholders approve of the combination.

      Shareholder Rights Plan

      We have adopted a shareholder rights plan. Under the terms of this plan, we can in effect prevent a person or group from acquiring more than 15% of the outstanding shares of our common stock, because, unless we approve of the acquisition, after the person acquires more than 15% of our outstanding common stock, all other stockholders will have the right to purchase securities from us at a price that is less than their then fair market value, which would substantially reduce the value and influence of the stock owned by the acquiring person. Our board of directors can prevent the plan from operating by approving of the transaction, which gives us significant power to approve or disapprove of the efforts of a person or group to acquire a large interest in us.

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

      Mr. Zuckerman has substantial outside business interests, including serving as trustee for New York University, a trustee of Memorial Sloan-Kettering Cancer Institute, a trustee of the Institute for Advanced Studies at Princeton and a member of the Council on Foreign Relations and the International Institute for Strategic Studies. He is also Chairman and Editor-in-Chief of U.S. News & World Report, Chairman and Co-Publisher of the New York Daily News and Chairman of the Board of Applied Graphics Technologies and a member of the Board of Directors of Chase Manhattan Corporation National Advisory Board, Loews Cineplex and WNET/Channel. Such outside business interests could interfere with his ability to devote time to our business and affairs. Over the last twenty years, Mr. Zuckerman has devoted a significant portion, although not a majority, of his business time to the affairs of Boston Properties and its predecessors. We have no assurance that he will continue to devote any specific portion of his time to us, although at present, he has no commitments which would prevent him from maintaining his current level of involvement with our business.

Conflicts of interest exist with holders of interests in Boston Properties Limited Partnership.

      Sales of properties and repayment of related indebtedness will have different effects on holders of interests in Boston Properties Limited Partnership than on our stockholders.

      Some holders of interests in Boston Properties Limited Partnership, including Messrs. Zuckerman and Linde, would incur adverse tax consequences upon the sale of certain of our properties and on the repayment of related debt which differ from the tax consequences to us and our stockholders. Consequently, such holders of interests in Boston Properties Limited Partnership may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. While we have exclusive authority under the limited partnership agreement of Boston Properties Limited Partnership to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, subject, in the case of certain properties, to the contractual commitments described below, any such decision would require the approval of our board of directors. As directors and executive officers, Messrs. Zuckerman and Linde have substantial influence with respect to any such decision. Their influence could be exercised in a manner inconsistent with the interests of some, or a majority, of our stockholders, including in a manner which could prevent completion of a sale of a property or the repayment of indebtedness.

      Agreement not to sell some properties.

      Under the terms of the limited partnership agreement of Boston Properties Limited Partnership, we have agreed not to sell or otherwise transfer some of our properties, prior to specified dates, in any transaction that would trigger taxable income, without first obtaining the consent of Messrs. Zuckerman and Linde. However, we are not required to obtain their consent if, during the applicable period, each of them does not hold at least 30% of his original interests in Boston Properties Limited Partnership. In addition, we have entered into similar agreements with respect to other properties that we have acquired in exchange for interests in Boston Properties Limited Partnership. There are a total of 35 properties subject to these restrictions, and those 35 properties are estimated to have accounted for approximately 55% of our total revenue for the year ended December 31, 2000.

      Boston Properties Limited Partnership has also entered into agreements providing Messrs. Zuckerman and Linde and others with the right to guarantee specific amounts of indebtedness and, in the event that the specific indebtedness they guarantee is repaid or reduced, additional and/or substitute indebtedness. These agreements may hinder actions that we may otherwise desire to take to repay or refinance guaranteed indebtedness because we would be required to make payments to the beneficiaries of such agreements if we violate these agreements.

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

Changes in market conditions could adversely affect the market price of our common stock.

      As with other publicly traded equity securities, the value of our common stock depends on various market conditions which may change from time to time. Among the market conditions that may affect the value of our common stock are the following:

      o     the extent of investor interest in us;

      o the general reputation of real estate investment trusts and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

      o     our financial performance; and

      o     general stock and bond market conditions.

      The market value of our common stock is based primarily upon the market's perception of our growth potential and our current and potential future earnings and cash dividends. Consequently, our common stock may trade at prices that are higher or lower than our net asset value per share of common stock. If our future earnings or cash dividends are less than expected, it is likely that the market price of our common stock will diminish.

Market interest rates may have an effect on the value of our common stock.

      One of the factors that investors may consider important in deciding whether to buy or sell shares of a real estate investment trust is the dividend with respect to such real estate investment trust's shares as a percentage of the price of such shares, relative to market interest rates. If market interest rates go up, prospective purchasers of shares of our common stock may expect a higher distribution rate on our common stock. Higher market interest rates would not, however, result in more funds for us to distribute and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common stock to go down.

The number of shares available for future sale could adversely affect the market price of our stock.

      As part of our initial public offering and since then we have completed many private placement transactions where shares of capital stock of Boston Properties, Inc. or interests in Boston Properties Limited Partnership were issued to owners of properties we acquired or to institutional investors. This common stock, or common stock issuable on conversion of our preferred stock or in exchange for such interests in Boston Properties Limited Partnership, may be sold in the public market over time pursuant to registration rights we granted to these investors. Additional common stock reserved under our employee benefit and other incentive plans, including stock options, may also be sold in the public at some time in the future. Future sales of our common stock in the public securities markets could adversely affect the price of our common stock. We cannot predict the effect the perception in the market that such sales may occur will have on the market price of our common stock.

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

Item 2. Properties

      At December 31, 2000, our portfolio consisted of 145 properties totaling
37.9 million net rentable square feet, including 15 properties under construction. Our properties consisted of 134 office properties, including 103 Class A office buildings and 31 properties that support both office and technical uses; eight industrial properties; and three hotels. In addition, we own or control an additional 49 parcels of land for future development. The following table sets forth information relating to the properties we owned at December 31, 2000:

                                                                                                     Number of        Net Rentable
Properties                                           Location                                        Buildings        Square Feet
----------                                           --------                                        ----------       -----------
Class A Office
       The Prudential Center                         Boston, MA                                          3               2,140,832
       280 Park Avenue                               New York, NY                                        1               1,160,622
       599 Lexington Avenue                          New York, NY                                        1               1,000,497
       Embarcadero Center Four                       San Francisco, CA                                   1                 935,519
       Riverfront Plaza                              Richmond, VA                                        1                 894,015
       Embarcadero Center One                        San Francisco, CA                                   1                 821,009
       Embarcadero Center Two                        San Francisco, CA                                   1                 779,172
       Embarcadero Center Three                      San Francisco, CA                                   1                 770,969
       875 Third Avenue                              New York, NY                                        1                 690,126
       Democracy Center                              Bethesda, MD                                        3                 680,475
       100 East Pratt Street                         Baltimore, MD                                       1                 635,323
       Two Independence Square                       Washington, D.C.                                    1                 579,665
       Metropolitan Square (51% ownership)           Washington, D.C.                                    1                 578,340
       Candler Building                              Baltimore, MD                                       1                 537,363
       Reservoir Place                               Waltham, MA                                         1                 529,991
       The Gateway                                   South San Francisco, CA                             2                 506,395
       West Tower                                    San Francisco, CA                                   1                 475,120
       One Tower Center                              East Brunswick, NJ                                  1                 417,903
       One Freedom Square (25% ownership)            Reston, VA                                          1                 408,773
       Market Square North (50% ownership)           Washington, D.C.                                    1                 401,255
       Capital Gallery                               Washington, D.C.                                    1                 396,776
       140 Kendrick Street (25% ownership)           Needham, MA                                         3                 381,000
       One Independence Square                       Washington, D.C.                                    1                 337,794
       265 Franklin Street (35% ownership)           Boston, MA                                          1                 325,699
       One Reston Overlook                           Reston, VA                                          1                 312,685
       2300 N Street                                 Washington, D.C.                                    1                 276,930
       NIMA Building                                 Reston, VA                                          1                 263,870
       Reston Corporate Center                       Reston, VA                                          2                 261,046
       Lockheed Martin Building                      Reston, VA                                          1                 255,244
       200 West Street                               Waltham, MA                                         1                 248,341
       500 E Street, N. W.                           Washington, D.C.                                    1                 242,769
       510 Carnegie Center                           Princeton, NJ                                       1                 234,160
       One Cambridge Center                          Cambridge, MA                                       1                 215,385
       Sumner Square                                 Washington, D.C.                                    1                 209,507
       University Place                              Cambridge, MA                                       1                 195,282
       Eight Cambridge Center                        Cambridge, MA                                       1                 177,226
       Orbital Sciences, Buildings One and Three     Dulles, VA                                          2                 174,832
       Newport Office Park                           Quincy, MA                                          1                 168,829
       1301 New York Avenue                          Washington, D.C.                                    1                 168,371

                                                                                                     Number of        Net Rentable
Properties                                           Location                                        Buildings        Square Feet
----------                                           --------                                        ----------       -----------
       Lexington Office Park                         Lexington, MA                                       2                 167,293
       191 Spring Street                             Lexington, MA                                       1                 162,700
       206 Carnegie Center                           Princeton, NJ                                       1                 161,763
       210 Carnegie Center                           Princeton, NJ                                       1                 158,610
       10 & 20 Burlington Mall Road                  Burlington, MA                                      2                 156,416
       Ten Cambridge Center                          Cambridge, MA                                       1                 152,664
       214 Carnegie Center                           Princeton, NJ                                       1                 152,214
       506 Carnegie Center                           Princeton, NJ                                       1                 150,888
       212 Carnegie Center                           Princeton, NJ                                       1                 150,069
       Federal Reserve                               San Francisco, CA                                   1                 149,592
       Two Reston Overlook                           Reston, VA                                          1                 131,594
       Waltham Office Center                         Waltham, MA                                         3                 131,479
       508 Carnegie Center                           Princeton, NJ                                       1                 131,085
       202 Carnegie Center                           Princeton, NJ                                       1                 128,885
       101 Carnegie Center                           Princeton, NJ                                       1                 124,049
       91 Hartwell Avenue                            Lexington, MA                                       1                 122,135
       504 Carnegie Center                           Princeton, NJ                                       1                 121,990
       Montvale Center                               Gaithersburg, MD                                    1                 120,815
       502 Carnegie Center                           Princeton, NJ                                       1                 116,374
       Three Cambridge Center                        Cambridge, MA                                       1                 107,484
       104 Carnegie Center                           Princeton, NJ                                       1                 102,758
       201 Spring Street                             Lexington, MA                                       1                 102,500
       The Arboretum                                 Reston, VA                                          1                  95,584
       Bedford Business Park                         Bedford, MA                                         1                  90,000
       Eleven Cambridge Center                       Cambridge, MA                                       1                  79,616
       33 Hayden Avenue                              Lexington, MA                                       1                  79,564
       Decoverly Two                                 Rockville, MD                                       1                  77,747
       Decoverly Three                               Rockville, MD                                       1                  77,040
       170 Tracer Lane                               Waltham, MA                                         1                  73,203
       105 Carnegie Center                           Princeton, NJ                                       1                  69,648
       32 Hartwell Avenue                            Lexington, MA                                       1                  69,154
       195 West Street                               Waltham, MA                                         1                  63,500
       100 Hayden Avenue                             Lexington, MA                                       1                  55,924
       181 Spring Street                             Lexington, MA                                       1                  53,595
       211 Carnegie Center                           Princeton, NJ                                       1                  47,025
       204 Second Avenue                             Waltham, MA                                         1                  40,974
       92 Hayden Avenue                              Lexington, MA                                       1                  30,980
       201 Carnegie Center                           Princeton, NJ                                       -                   6,500
                                                                                                     ----------       ------------
    Subtotal for Class A Office Properties:                                                              89             23,802,521

Research & Development
       Bedford Business Park                         Bedford, MA                                         2                 383,704
       Fullerton Square                              Springfield, VA                                     2                 178,294
       Hilltop Office Center                         South San Francisco, CA                             9                 144,366
       7601 Boston Boulevard                         Springfield, VA                                     1                 103,750
       7435 Boston Boulevard                         Springfield, VA                                     1                 103,557
       8000 Grainger Court                           Springfield, VA                                     1                  90,465
       7700 Boston Boulevard                         Springfield, VA                                     1                  82,224
       7500 Boston Boulevard                         Springfield, VA                                     1                  79,971
       7501 Boston Boulevard                         Springfield, VA                                     1                  75,756
       7600 Boston Boulevard                         Springfield, VA                                     1                  69,832
       Fourteen Cambridge Center                     Cambridge, MA                                       1                  67,362
       164 Lexington Road                            Billerica, MA                                       1                  64,140
       7450 Boston Boulevard                         Springfield, VA                                     1                  60,827
       Sugarland Business Park, Building Two         Herndon, VA                                         1                  59,215
       7374 Boston Boulevard                         Springfield, VA                                     1                  57,321
       Sugarland Business Park, Building One         Herndon, VA                                         1                  52,797
       8000 Corporate Court                          Springfield, VA                                     1                  52,539

                                                                                                     Number of        Net Rentable
Properties                                           Location                                        Buildings        Square Feet
----------                                           --------                                        ----------       -----------
       7451 Boston Boulevard                         Springfield, VA                                     1                  47,001
       17 Hartwell Avenue                            Lexington, MA                                       1                  30,000
       7375 Boston Boulevard                         Springfield, VA                                     1                  28,780
                                                                                                     ----------       ------------
    Subtotal for Research and Development Properties:                                                    30              1,831,901

Industrial
       2391 West Winton                              Hayward, CA                                         1                 220,213
       40-46 Harvard Street                          Westwood, MA                                        1                 169,273
       38 Cabot Boulevard                            Bucks County, PA                                    1                 161,000
       6201 Columbia Park Road                       Landover, MD                                        1                 100,337
       2000 South Club Drive                         Landover, MD                                        1                  83,608
       25-33 Dartmouth Road                          Westwood, MA                                        1                  78,045
       560 Forbes Blvd                               South San Francisco, CA                             1                  40,000
       430 Rozzi Place                               South San Francisco, CA                             1                  20,000
                                                                                                     ----------       ------------
    Subtotal for Industrial Properties:                                                                  8                 872,476
                                                                                                     ----------       ------------

    Subtotal for In-Service Class A Office, Research and Development and Industrial Properties:         127             26,506,898
                                                                                                     ----------       ------------

Properties Under Construction
       5 Times Square                                New York, NY                                        1               1,099,154
       111 Huntington Avenue                         Boston, MA                                          1                 890,000
       Two Freedom Square                            Reston, VA                                          1                 417,113
       One and Two Discovery Square                  Reston, VA                                          2                 362,868
       Waltham Weston Corporate Center               Waltham, MA                                         1                 295,000
       Quorum Office Park                            Chelmsford, MA                                      2                 259,918
       611 Gateway Boulevard                         South San Francisco, CA                             1                 249,732
       New Dominion Technology Park - Building One   Herndon, VA                                         1                 235,201
       2600 Tower Oaks Boulevard                     Rockville, MD                                       1                 178,216
       Orbital Sciences Phase II - Building 2        Dulles, VA                                          1                 160,502
       Broad Run Business Park - Building E          Dulles, VA                                          1                 124,650
       Andover Office Park - Building 1              Andover, MA                                         1                 120,000
       302 Carnegie Center                           Princeton, NJ                                       1                  64,565
                                                                                                     ----------       ------------
    Subtotal for Properties Under Construction:                                                          15              4,456,919
                                                                                                     ----------       ------------

Hotel Properties
       Long Wharf Marriott                           Boston, MA                                          1                 420,000
       Cambridge Center Marriott                     Cambridge, MA                                       1                 330,400
       Residence Inn by Marriott                     Cambridge, MA                                       1                 187,474
                                                                                                     ----------       ------------
    Subtotal for Hotel Properties:                                                                       3                 937,874
                                                                                                     ----------       ------------

    Structured Parking                                                                                                   6,017,423
                                                                                                                      ------------

    Total for all properties:                                                                           145             37,919,114
                                                                                                     ==========       ============

Item 3. Legal Proceedings

      Neither we, nor our affiliates, are presently subject to any material litigation or, to our knowledge, have any litigation threatened against us or our affiliates other than routine actions and administrative proceedings substantially all of which are expected to be covered by liability or other insurance and in the aggregate are not expected to have a material adverse effect on our business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Our common stock is listed on the New York Stock Exchange under the symbol "BXP". The high and low closing sales prices for the periods indicated in the table below were:

   Quarter Ended      High        Low        Distributions
   -------------      ----        ---        -------------

December 31, 2000    $44 3/4     $38 7/8       $.530 (a)
September 30, 2000    43 1/4      37 9/16       .530
June 30, 2000         38 31/32    31 3/4        .530
March 31, 2000        32 3/8      29 13/16      .450
December 31, 1999     31 1/8      27 1/2        .450
September 30, 1999    35 5/8      30 5/16       .450
June 30, 1999         37 1/8      31 1/4        .425
March 31, 1999        34 11/16    30 5/16       .425

(a) Paid on January 29, 2001 to stockholders of record on December 29, 2000.

      At March 14, 2001, we had approximately 468 shareholders of record. This does not include beneficial owners for whom Cede & Co. or others act as nominee.

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


                                                                                               The Company
                                                                       ---------------------------------------------------------

                                                                                    For the year ended December 31,
                                                                       --------------------------------------------------------
(in thousands, except per share data)                                     2000                    1999                  1998
================================================================================================================================
Statement of Operations Information
Total revenue                                                          $   879,353            $   786,564           $   513,847
                                                                       -----------            -----------           -----------
Expenses:
  Property                                                                 264,701                249,268               150,490
  Hotel                                                                         --                     --                    --
  General and administrative                                                35,659                 29,455                22,504
  Interest                                                                 217,064                205,410               124,860
  Depreciation and amortization                                            133,150                120,059                75,418
                                                                       -----------            -----------           -----------
  Income before minority interests and unconsolidated joint
    venture income                                                         228,779                182,372               140,575
  Income from unconsolidated joint ventures                                  1,758                    468                    --
  Minority interests                                                       (76,971)               (69,531)              (41,982)
                                                                       -----------            -----------           -----------
  Income before gain (loss) on sale of real estate                         153,566                113,309                98,593
  Gain (loss) on sale of real estate, net of minority interest                (234)                 6,467                    --
                                                                       -----------            -----------           -----------
  Income before extraordinary items                                        153,332                119,776                98,593
  Extraordinary gain (loss), net of minority interest                         (334)                    --                (5,481)
                                                                       -----------            -----------           -----------
  Net income before preferred dividend                                     152,998                119,776                93,112
  Preferred dividend                                                        (6,572)                (5,829)                   --
                                                                       -----------            -----------           -----------
  Net income available to common shareholders                          $   146,426            $   113,947           $    93,112
                                                                       ===========            ===========           ===========
  Basic earnings per share:
    Income before extraordinary items                                  $      2.05            $      1.72           $      1.62
    Extraordinary gain (loss), net of minority interest                         --                     --                 (0.09)
                                                                       -----------            -----------           -----------
    Net income                                                         $      2.05            $      1.72           $      1.53
                                                                       ===========            ===========           ===========
    Weighted average number of common shares outstanding                    71,424                 66,235                60,776
  Diluted earnings per share:
    Income before extraordinary items                                  $      2.01            $      1.71           $      1.61
    Extraordinary gain (loss), net of minority interest                         --                     --                 (0.09)
                                                                       -----------            -----------           -----------
    Net income                                                         $      2.01            $      1.71           $      1.52
                                                                       ===========            ===========           ===========
    Weighted average number of common and common
      equivalent shares outstanding                                         72,741                 66,776                61,308

Balance Sheet Information:
  Real estate, gross                                                   $ 6,112,779            $ 5,609,424           $ 4,917,193
  Real estate, net                                                       5,526,060              5,138,833             4,559,809
  Cash                                                                     280,957                 12,035                12,166
  Total assets                                                           6,226,470              5,434,772             5,235,087
  Total indebtedness                                                     3,414,891              3,321,584             3,088,724
  Minority interests                                                       877,715                781,962             1,079,234
  Convertible Redeemable Preferred Stock                                   100,000                100,000                    --
  Stockholders' and owners' equity (deficit)                             1,647,727              1,057,564               948,481

Other Information:
  Funds from operations                                                    247,371                196,101               153,045
  Dividends per share                                                         2.04                   1.75                  1.64
  Cash flow provided by operating activities                               339,664                303,469               215,287
  Cash flow used in investing activities                                  (573,363)              (654,996)           (2,179,215)
  Cash flow provided by (used in) financing activities                     502,621                351,396             1,958,534
  Total square feet at end of year                                          37,926                 35,621                31,077
  Occupancy rate at end of year                                              98.9%                  98.4%                 97.1%

                                                                                           -------------------------------------
                                                                          The Company              The Predecessor Group
                                                                       ------------------  -------------------------------------
                                                                          Period from         Period from
                                                                         June 23, 1997       January 1, 1997      Year ended
                                                                              to                    to           December 31,
(in thousands, except per share data)                                  December 31, 1997      June 22, 1997         1996
================================================================================================================================
Statement of Operations Information
Total revenue                                                                 $   145,643           $ 129,818      $  269,933
                                                                              -----------           ---------      ----------
Expenses:
  Property                                                                         40,093              27,032          58,195
  Hotel                                                                                --              22,452          46,734
  General and administrative                                                        6,689               5,116          10,754
  Interest                                                                         38,264              53,324         109,394
  Depreciation and amortization                                                    21,719              17,054          36,199
                                                                              -----------           ---------      ----------
  Income before minority interests and unconsilidated joint
    venture income                                                                 38,878               4,840           8,657
  Income from unconsolidated joint ventures                                            --                  --              --
  Minority interests                                                              (11,652)               (235)           (384)
                                                                              -----------           ---------      ----------
  Income before gain (loss) on sale of real estate                                 27,226               4,605           8,273
  Gain (loss) on sale of real estate, net of minority interest                         --                  --              --
                                                                              -----------           ---------      ----------
  Income before extraordinary items                                                27,226               4,605           8,273
  Extraordinary gain (loss), net of minority interest                               7,925                  --            (994)
                                                                              -----------           ---------      ----------
  Net income before preferred dividend                                             35,151               4,605           7,279
  Preferred dividend                                                                   --                  --              --
                                                                              -----------           ---------      ----------
  Net income available to common shareholders                                 $    35,151           $   4,605      $    7,279
                                                                              ===========           =========      ==========
  Basic earnings per share:
    Income before extraordinary items                                         $      0.70                  --              --
    Extraordinary gain (loss), net of minority interest                              0.21                  --              --
                                                                              -----------           ---------      ----------
    Net income                                                                $      0.91                  --              --
                                                                              ===========           =========      ==========
    Weighted average number of common shares outstanding                           38,694                  --              --
  Diluted earnings per share:
    Income before extraordinary items                                         $      0.70                  --              --
    Extraordinary gain (loss), net of minority interest                              0.20                  --              --
                                                                              -----------           ---------      ----------
    Net income                                                                $      0.90                  --              --
                                                                              ===========           =========      ==========
    Weighted average number of common and common
      equivalent shares outstanding                                                39,108                  --              --

Balance Sheet Information:
  Real estate, gross                                                          $ 1,796,500                  --      $1,035,571
  Real estate, net                                                              1,502,282                  --         771,660
  Cash                                                                             17,560                  --           8,998
  Total assets                                                                  1,672,521                  --         896,511
  Total indebtedness                                                            1,332,253                  --       1,442,476
  Minority interests                                                              100,636                  --              --
  Convertible Redeemable Preferred Stock                                               --                  --              --
  Stockholders' and owners' equity (deficit)                                      175,048                  --        (576,632)

Other Information:
  Funds from operations                                                            42,258                  --              --
  Dividends per share                                                                1.62  a               --              --
  Cash flow provided by operating activities                                       46,146              25,090          55,907
  Cash flow used in investing activities                                         (519,743)            (32,844)        (34,315)
  Cash flow provided by (used in) financing activities                            491,157               9,266         (38,461)
  Total square feet at end of year                                                 16,101                  --          10,424
  Occupancy rate at end of year                                                     98.4%                  --           94.2%

  a - annualized

(1) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts in March 1995 defines funds from operations as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. During 1999, the National Association of Real Estate Investment Trusts clarified the definition of funds from operations to include non-recurring events, except for those that are defined as "extraordinary items" under accounting principles generally accepted in the United States and gains and losses from sales of depreciable operating properties. This clarification is effective for periods ending subsequent to January 1, 2000. We adopted this definition for the quarters ending on or after March 31, 2000. We believe that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. We compute funds from operations in accordance with standards established by the National Association of Real Estate Investment Trusts which may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current National Association of Real Estate Investment Trusts definition or that interpret the current National Association of Real Estate Investment Trusts definition differently. Funds from operations does not represent cash generated from operating activities determined in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income (determined in accordance with accounting principles generally accepted in the United States) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

Our funds from operations for the respective periods is calculated as follows:

                                                                                      The Company
                                                              --------------------------------------------------------
                                                                    Year ended December 31,            Period from
                                                              -----------------------------------    June 23, 1997 to
(in thousands)                                                  2000         1999         1998       December 31, 1997
======================================================================================================================
Income before minority interests and unconsolidated
  joint venture income                                        $ 228,779    $ 182,372    $ 140,575        $  38,878

Add:
     Real estate depreciation and amortization                  134,386      119,583       74,649           21,417
     Income from unconsolidated joint ventures                    1,758          468           --
Less:
     Minority property partnership's share
        of funds from operations                                 (1,061)      (3,681)      (4,185)            (287)
     Preferred dividends and distributions                      (32,994)     (32,111)      (5,830)              --
     Non-recurring item - significant lease termination fee          --           --           --               --
                                                              ---------    ---------    ---------        ---------

Funds from operations                                         $ 330,868    $ 266,631    $ 205,209        $  60,008
                                                              =========    =========    =========        =========

Funds from operations available to common shareholders        $ 247,371    $ 196,101    $ 153,045        $  42,258
                                                              =========    =========    =========        =========

Weighted average shares outstanding - basic                      71,424       66,235       60,776           38,694
                                                              =========    =========    =========        =========

                                                                    The Predecessor Group
                                                              --------------------------------
                                                                Period from        Year ended
                                                              January 1, 1997     December 31,
(in thousands)                                                to June 22, 1997        1996
==============================================================================================
Income before minority interests and unconsolidated
  joint venture income                                           $   4,840         $   8,657

Add:
     Real estate depreciation and amortization                      16,808            35,643
     Income from unconsolidated joint ventures
Less:
     Minority property partnership's share
        of funds from operations                                      (198)             (479)
     Preferred dividends and distributions                              --                --
     Non-recurring item - significant lease termination fee             --            (7,503)
                                                                 ---------         ---------

Funds from operations                                            $  21,450         $  36,318
                                                                 =========         =========

Funds from operations available to common shareholders                  --                --
                                                                 =========         =========

Weighted average shares outstanding - basic                             --                --
                                                                 =========         =========

Reconciliation to Diluted Funds from Operations:


                                                        For the year ended              For the year ended
                                                         December 31, 2000               December 31, 1999
                                                    ----------------------------    ----------------------------
                                                      Income       Shares/Units       Income       Shares/Units
(in thousands)                                      (Numerator)    (Denominator)    (Numerator)    (Denominator)
----------------------------------------------------------------------------------------------------------------
Basic Funds from Operations                          $ 330,868         95,532        $ 266,631         90,058
Effect of Dilutive Securities
    Convertible Preferred Units                         26,422         10,393           26,428         10,360
    Convertible Preferred Stock                          6,572          2,625            5,834          2,337
    Stock Options                                           --          1,280               --            541
                                                     ---------        -------        ---------        -------
Diluted Funds from Operations                        $ 363,862        109,830        $ 298,893        103,296
                                                     =========        =======        =========        =======
Company's share of Diluted Funds from Operations     $ 283,994         85,723        $ 229,961         79,473
                                                     =========        =======        =========        =======

                                                                                        For the period from
                                                        For the year ended               June 23, 1997 to
                                                         December 31, 1998              December 31, 1997
                                                     ---------------------------    ----------------------------
                                                      Income       Shares/Units       Income        Shares/Units
(in thousands)                                      (Numerator)    (Denominator)    (Numerator)    (Denominator)
----------------------------------------------------------------------------------------------------------------
Basic Funds from Operations                          $ 205,209         81,487        $ 60,008          54,950
Effect of Dilutive Securities
    Convertible Preferred Units                          2,819          1,135              --              --
    Convertible Preferred Stock                             --             --              --              --
    Stock Options                                           --            532              --             414
                                                     ---------         ------        --------          ------
Diluted Funds from Operations                        $ 208,028         83,154        $ 60,008          55,364
                                                     =========         ======        ========          ======
Company's share of Diluted Funds from Operations     $ 156,215         62,443        $ 42,258          39,108
                                                     =========         ======        ========          ======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the selected financial data and the historical consolidated and combined financial statements and related notes thereto.

Forward-Looking Statements

      Statements made under the caption "Risk Factors," elsewhere in this Form 10-K, in our press releases, and in oral statements we make by or with the approval of our authorized executives are "forward-looking statements" within the meaning of federal securities laws. When we use the words "anticipate," "assume," "believe," "estimate," "expect," "intend" and other similar expressions, they generally identify forward-looking statements. Forward-looking statements include, for example, statements relating to acquisitions and related financial information, development activities, business strategy and prospects, future capital expenditures, sources and availability of capital, environmental and other regulations, and competition.

      You should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and could materially affect our actual results, performance or achievements. Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

      o we are subject to general risks affecting the real estate industry, such as the need to enter into new leases or renew leases on favorable terms to generate rental revenues, and dependence on our tenants' financial condition;

      o we may fail to identify, acquire, construct or develop additional properties; we may develop properties that do not produce a desired yield on invested capital; or we may fail to effectively integrate acquisitions of properties or portfolios of properties;

      o financing may not be available, or may not be available on favorable terms;

      o we need to make distributions to our stockholders for us to qualify as a real estate investment trust, and if we need to borrow the funds to make such distributions such borrowings may not be available on favorable terms;

      o we depend on the primary markets where our properties are located and these markets may be adversely affected by local economic and market conditions which are beyond our control;

      o     we are subject to potential environmental liabilities;

      o we are subject to complex regulations relating to our status as a real estate investment trust and would be adversely affected if we failed to qualify as a real estate investment trust; and

      o market interest rates could adversely affect the market prices for our common stock, as well as our performance and cash flow.

      We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

      We are a fully integrated, self-administered and self-managed real estate investment trust or "REIT" and are one of the largest owners and developers of office and industrial properties in the United States. Our properties are concentrated in four core markets - Boston, Washington, D.C., midtown Manhattan and San Francisco. We conduct substantially all of our business through Boston Properties Limited Partnership. At December 31, 2000, we owned 145 properties totaling 37.9 million net rentable square feet, including 15 properties under construction. The properties consisted of 134 office properties, including 103 Class A office buildings and 31 properties that support both office and technical uses; eight industrial properties; and three hotels.

      In 2000, we continued to identify and complete attractive acquisitions and development transactions. During 2000, we added 2.1 million net rentable square feet to our portfolio by completing acquisitions totaling approximately $167.7 million and completing developments totaling approximately $108.5 million. In addition, as of December 31, 2000, we had construction in progress representing a total anticipated investment of approximately $1.3 billion and a total of approximately 4.5 million net rentable square feet.

      We are focused on increasing the cash flow from our existing portfolio of properties by maintaining high occupancy levels and increasing effective rents. On the 3.8 million net-rentable square feet of second generation space renewed or re-leased during the year, new net rents were on average approximately 47.1% higher than the expiring net rents. At December 31 2000, our portfolio of office and industrial properties was 98.9% occupied.

      We also continue to strengthen our balance sheet. In October 2000, we raised $633.8 million, net of expenses, in equity capital by completing a public offering of our common stock. In 2000 we also issued shares of our common stock and common and preferred units in Boston Properties Limited Partnership that were valued when issued at $62.9 million to acquire properties and development sites.

Results of Operations

      The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2000, 1999 and 1998.

      From January 1, 1998 through December 31, 2000, we increased our total from 92 properties to 145 properties and from 16.1 million net rentable square feet to 37.9 million net rentable square feet. As a result of this rapid growth of our total portfolio, the financial data presented below shows significant changes in revenues and expenses from period to period. We do not believe our period to period financial data are comparable. Therefore, the comparison of operating results for the years ended December 30, 2000, 1999 and 1998 show changes resulting from properties that we owned for each period compared (for which each comparison we refer to as our "Same Property Portfolio") and the changes attributable to our total portfolio.

Comparison of the year ended December 31, 2000 to the year ended December 31,
1999

      The table below shows selected operating information for our total portfolio and the 106 buildings acquired or placed in service on or prior to January 1, 1999 and that remained in the total portfolio through December 31, 2000 (which comprise the Same Property Portfolio for the years ended December 31, 2000 and 1999):

                                                                Same Property Portfolio
                                                   ----------------------------------------------
                                                                             Increase/
(dollars in thousands)                               2000          1999     (Decrease)   % Change
-------------------------------------------------------------------------------------------------
Revenue:
    Rental Revenue                                 $ 766,141    $ 717,654    $ 48,487      6.76%
    Development and management services                   --           --          --        --
    Interest and other                                    --           --          --        --
                                                   ---------    ---------    --------      ----
        Total revenue                                766,141      717,654      48,487      6.76%
                                                   ---------    ---------    --------      ----
Expenses:
    Operating                                        237,107      230,178       6,929      3.01%
    General and administrative                            --           --          --        --
    Interest                                              --           --          --        --
    Depreciation and amortization                    117,863      112,463       5,400      4.80%
                                                   ---------    ---------    --------      ----
        Total expenses                               354,970      342,641      12,329      3.60%
                                                   ---------    ---------    --------      ----
    Income before minority interests
        and unconsolidated joint venture income    $ 411,171    $ 375,013    $ 36,158      9.64%
                                                   =========    =========    ========      ====

                                                                   Total Portfolio
                                                   ----------------------------------------------
                                                                             Increase/
(dollars in thousands)                                2000         1999      (Decrease)  % Change
-------------------------------------------------------------------------------------------------
Revenue:
    Rental Revenue                                 $ 858,942    $ 765,417     $ 93,525    12.22%
    Development and management services               11,837       14,708       (2,871)  -19.52%
    Interest and other                                 8,574        6,439        2,135    33.16%
                                                   ---------    ---------     --------    -----
        Total revenue                                879,353      786,564       92,789    11.80%
                                                   ---------    ---------     --------    -----
Expenses:
    Operating                                        264,701      249,268       15,433     6.19%
    General and administrative                        35,659       29,455        6,204    21.06%
    Interest                                         217,064      205,410       11,654     5.67%
    Depreciation and amortization                    133,150      120,059       13,091    10.90%
                                                   ---------    ---------     --------    -----
        Total expenses                               650,574      604,192       46,382     7.68%
                                                   ---------    ---------     --------    -----
    Income before minority interests
        and unconsolidated joint venture income    $ 228,779    $ 182,372     $ 46,407    25.45%
                                                   =========    =========     ========   ======

      The increase in rental revenues in our Same Property Portfolio for these years is primarily a result of an overall increase in rental rates on new leases and rollovers, in addition to an increase in occupancy from year to year and an increase in termination fees from $2.3 million to $3.3 million. The occupancy for our Same Property Portfolio increased from 97.4% as of December 31, 1999 to 98.8% as of December 31, 2000. The increase in rental revenues in our total portfolio is primarily the result of properties we acquired or placed-in-service after January 1, 1998.

      The decrease in development and management services income in the total portfolio is mainly due to contracts expiring during 1999 and 2000.

      The increase in interest and other income in the total portfolio is a result of interest earned on proceeds received from the public offering of our common stock in October 2000.

      Property operating expenses (real estate taxes, utilities, repairs and maintenance, cleaning and other property-related expenses) in our Same Property Portfolio increased mainly due to increases in real estate taxes of $4.0 million, or 4.2%. Small increases in other property-related expenses account for the remaining increase. Property operating expenses in our total portfolio increased due to properties we acquired or placed-in-service after January 1, 1999 as well as increases in other property-related expenses.

      General and administrative expenses increased due to increases in the overall size of our total portfolio since January 1, 1999. In addition, we incurred a $3.0 million charge related to the departure of two senior employees, which included a non-cash charge of approximately $2.0 million.

      Interest expense for our total portfolio increased due to net increase in mortgage indebtedness and our unsecured revolving line of credit with Fleet National Bank, as agent, from $3.3 billion to $3.4 billion.

      Depreciation and amortization expense for our Same Property Portfolio increased as a result of capital and tenant improvements made during 2000. Depreciation and amortization expense for our total portfolio increased as a result of properties we acquired or placed-in-service after January 1, 2000 and that remained in our total portfolio through December 31, 2000 and related capital and tenant improvements.

Comparison of the year ended December 31, 1999 to the year ended December 31, 1998:

      The table below shows selected operating information for our total portfolio and the 76 buildings acquired or placed in service on or prior to January 1, 1998 and that remained in the total portfolio through December 31, 1999 (which comprise the Same Property Portfolio for the years ended December 31, 1999 and 1998):

                                                                Same Property Portfolio
                                                   ----------------------------------------------
                                                                             Increase/
(dollars in thousands)                               1999          1998     (Decrease)   % Change
-------------------------------------------------------------------------------------------------
Revenue:
    Rental Revenue                                 $ 353,470    $ 337,886    $ 15,584      4.61%
    Development and management services                   --           --          --        --
    Interest and other                                    --           --          --        --
                                                   ---------    ---------    --------      ----
        Total revenue                                353,470      337,886      15,584      4.61%
                                                   ---------    ---------    --------      ----
Expenses:
    Operating                                        104,048      100,726       3,322      3.30%
    General and administrative                            --           --          --        --
    Interest                                              --           --          --        --
    Depreciation and amortization                     51,494       50,083       1,411      2.82%
                                                   ---------    ---------    --------      ----
        Total expenses                               155,542      150,809       4,733      3.14%
                                                   ---------    ---------    --------      ----
    Income before minority interests
        and unconsolidated joint venture income    $ 197,928    $ 187,077    $ 10,851      5.80%
                                                   =========    =========    ========      ====

                                                                   Total Portfolio
                                                   -----------------------------------------------
                                                                             Increase/
(dollars in thousands)                                1999         1998      (Decrease)   % Change
--------------------------------------------------------------------------------------------------
Revenue:
    Rental Revenue                                 $ 765,417    $ 487,577    $ 277,840    56.98%
    Development and management services               14,708       12,411        2,297    18.51%
    Interest and other                                 6,439       13,859       (7,420)  -53.54%
                                                   ---------    ---------     --------   ------
        Total revenue                                786,564      513,847      272,717    53.07%
                                                   ---------    ---------     --------   ------
Expenses:
    Operating                                        249,268      150,490       98,778    65.64%
    General and administrative                        29,455       22,504        6,951    30.89%
    Interest                                         205,410      124,860       80,550    64.51%
    Depreciation and amortization                    120,059       75,418       44,641    59.19%
                                                   ---------    ---------     --------   ------
        Total expenses                               604,192      373,272      230,920    61.86%
                                                   ---------    ---------     --------   ------
    Income before minority interests
        and unconsolidated joint venture income    $ 182,372    $ 140,575     $ 41,797    29.73%
                                                   =========    =========     ========   ======

      The increase in rental revenues in our Same Property Portfolio for these years is primarily a result of an overall increase in rental rates on new leases and rollovers as well as an increase in termination fees from $0.7 million to $2.3 million, offset by a small decrease in occupancy from year to year. The occupancy for our Same Property Portfolio decreased from 97.8% as of December 31, 1998 to 97.4% as of December 31, 1999. The increase in rental revenues in our total portfolio is primarily the result of properties we acquired or placed-in-service after January 1, 1998.

      The increase in development and management services income in our total portfolio is a result of fees earned on new projects begun during the year, and increased fees on projects in progress.

      The decrease in interest and other income in our total portfolio is a result of less cash and cash equivalents on deposit during 1999. During 1998, our average cash balances were higher due to $765.0 million of net proceeds received from a public offering of our common stock in January 1998.

      Property operating expenses (real estate taxes, utilities, repairs and maintenance, cleaning and other property-related expenses) in our Same Property Portfolio increased mainly due to real estate taxes. Real estate taxes increased approximately $1.0 million due to higher property tax assessments. Small increases in other property-related expenses account for the remaining increase. Property operating expenses in our total portfolio increased mainly due to properties we acquired or placed-in service after January 1, 1998.

      General and administrative expenses increased due to the significant increase in the size of our total portfolio since January 1, 1998. We hired additional employees as a result of acquisitions.

      Interest expense for our total portfolio increased due to an increase in mortgage indebtedness and an increase in borrowing under our unsecured revolving line of credit with Fleet National Bank, as agent.

      Depreciation and amortization expense for our Same Property Portfolio increased as a result of capital and tenant improvements made during 1999. Depreciation and amortization expense for our total portfolio increased primarily as a result of properties we acquired or placed- in-service after January 1, 1998 and related capital and tenant improvements.

Liquidity and Capital Resources

      Cash and cash equivalents were $281.0 million and $12.0 million at December 31, 2000 and December 31, 1999, respectively. The increase was a result of the following increases and decreases in cash flows:

                                             Year Ended December 31,
(in millions)                                  2000           1999         $ Change
                                               ----           ----         --------
Cash Provided by Operating Activities         $339.7         $303.5         $ 36.2
Cash Used for Investing Activities           ($573.4)       ($655.0)        $ 81.6
Cash Provided by Financing Activities         $502.6         $351.4         $151.2

      The increase in cash provided by operating activities is primarily due to the increase in net income resulting from the 1999 and 2000 property acquisitions and developments placed-in- service and our 2000 Same Property Portfolio.

      Net cash used for investing activities decreased from $655.0 million for the year ended

December 31, 1999 to $573.4 million for the year ended December 31, 2000 mainly due to fewer property acquisitions during 2000. The cash and capital used in the 2000 investing activities was primarily for the following transactions:

Acquisitions, Dispositions  and Development Transactions

      o On January 12, 2000, we acquired our joint venture partner's 75% interest in One and Two Reston Overlook, for cash of approximately $15.2 million and the assumption of approximately $69.0 million in debt.

      o On March 1, 2000, we acquired three Class A office buildings totaling approximately 408,163 square feet at Carnegie Center in Princeton, New Jersey, under the terms of the original Carnegie Center Portfolio acquisition entered into in June 1998. We acquired the properties from a related party for approximately $66.5 million, which was funded through the assumption of debt of approximately $49.0 million at a rate of 7.39% and the issuance of 577,817 common units of partnership interest in Boston Properties Limited Partnership valued at approximately $17.5 million. The acquisition was reviewed and approved by a vote of our independent directors.

      o On May 12, 2000, an unrelated third party acquired partial interests in two properties that we previously owned in their entirety. We retained a 51% interest in the first property, Metropolitan Square, a 582,194-square foot office property in Washington, DC and a 25% interest in the second property, 140 Kendrick Street, a 381,000-square foot build-to-suit development property in Needham, Massachusetts. The interests in the properties were acquired for cash of approximately $46.7 million and the assumption of debt of approximately $88.2 million and resulted in a gain to us of $0.4 million.

      o On August 22, 2000, we acquired the remaining 50% interest in the development rights at the Prudential Center in Boston, Massachusetts for approximately $18.2 million, which was funded through the issuance of 439,059 shares of our common stock.

      o On September 13, 2000, we acquired a 35% interest in 265 Franklin Street, a 325,699 square foot office property in Boston, Massachusetts through a joint venture. Our interest in this property was acquired with cash of approximately $10.6 million and new debt financing of approximately $23.8 million.

      o On September 29, 2000, we sold 910 and 930 Clopper Road, two office/technical use properties totaling 240,596 square feet in Gaithersburg, Maryland for approximately $24.1 million. This sale resulted in a loss to us of approximately $0.8 million.

      o On October 13, 2000, we sold 1950 Stanford Court, a single story industrial building totaling 53,250 square feet, and an adjacent parcel of land totaling approximately 2 acres in Landover, Maryland, for approximately $2.2 million. This sale resulted in a gain to us of approximately $0.1 million.

      o On December 1, 2000, we acquired the leasehold interest and ground rent credits at the site of the future Times Square Tower in midtown Manhattan, for approximately $165.1 million in cash. This development will consist of a 47-floor, 1.2 million square foot office tower.

      o We acquired additional land parcels in Greater Boston, Greater Washington, D.C. and Greater San Francisco for potential future developments for an aggregate amount of approximately $39.7 million, of which approximately $12.5 million was funded with cash and approximately $27.2 million was funded through the issuance of common and preferred units of Boston Properties Limited Partnership.

      o We placed six Class A office buildings in service which resulted in a total investment during 2000 of approximately $43.4 million. We began or continued construction on additional Class A office buildings and incurred approximately $319.6 million of construction costs during 2000. Our properties under construction as of December 31, 2000 were as follows:


                                                                            # of
Properties Under Construction                             Location         Buildings   Square feet
-----------------------------                             --------         ---------   -----------
Class A Office Buildings
     302 Carnegie Center                            Princeton, NJ             1              64,565
     New Dominion Tech Park - Building 1            Herndon, VA               1             235,201
     2600 Tower Oaks Boulevard                      Rockville, MD             1             178,216
     Broad Run Business Park- Building E            Dulles, VA                1             124,650
     Orbital Sciences Phase II - Building 2         Dulles, VA                1             160,502
     Quorum Office Park                             Chelmsford, MA            2             259,918
     111 Huntington Avenue - Prudential Center      Boston, MA                1             890,000
     5 Times Square                                 New York, NY              1           1,099,154
     One and Two Discovery Square (50% ownership)   Reston, VA                2             362,868
     Waltham Weston Corporate Center                Waltham, MA               1             295,000
     Andover Office Park, Building 1                Andover, MA               1             120,000
     611 Gateway Boulevard                          S. San Francisco, CA      1             249,732
     Two Freedom Square (50% ownership)             Reston, VA                1             417,113
                                                                           --------   --------------

Total Construction Properties                                                15           4,456,919
                                                                           ========   ==============

                                                                       Anticipated
                                                      Investment          Total
Properties Under Construction                           to Date        Investment
-----------------------------                           -------        ----------
Class A Office Buildings
     302 Carnegie Center                             $  10,085,110   $   13,435,000
     New Dominion Tech Park - Building 1                41,870,052       48,770,000
     2600 Tower Oaks Boulevard                          26,314,660       38,295,000
     Broad Run Business Park- Building E                 6,531,465       14,696,000
     Orbital Sciences Phase II - Building 2             13,641,517       27,618,000
     Quorum Office Park                                 16,164,660       41,747,000
     111 Huntington Avenue - Prudential Center         164,195,234      291,637,000
     5 Times Square                                    281,044,727      536,115,000
     One and Two Discovery Square (50% ownership)       10,609,713       42,587,000 (1)
     Waltham Weston Corporate Center                    20,533,037       95,446,000
     Andover Office Park, Building 1                     8,380,612       17,381,000
     611 Gateway Boulevard                               8,664,576       77,523,240
     Two Freedom Square (50% ownership)                  8,896,757       49,336,000 (1)
                                                    ---------------  ---------------

Total Construction Properties                        $ 616,932,120   $1,294,586,240
                                                    ===============  ===============

(1) Represents our share of the investment.

      In addition, we incurred costs of approximately $37.0 million on properties in the preconstruction phase of the development process.

      Cash provided by financing activities increased by $151.2 million for 2000, compared to the year ended 1999. During 2000, we received proceeds from new debt totaling approximately $976.4 million. This was offset by $525.2 million of paydowns and principal payments during 2000. The remaining increase is mainly due to the increase in proceeds received from the public offering described below.

      Recent Equity Financing

      On October 31, 2000, we completed a public offering of 17,110,000 shares of our common stock (including 2,110,000 shares issued pursuant to the exercise of the underwriters' overallotment option) at a price per share of $39.0625. Our proceeds from this public offering, net of underwriter's discount and offering costs, were approximately $633.8 million.

      Market Risk

      Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligation is affected by changes in the market interest rates. We manage our market risk by matching long-term leases with long-term fixed rate non-recourse debt of similar duration. In addition, we maintain a major unencumbered portion of our portfolio. We continue to follow a conservative strategy of pre-leasing development projects on a long-term basis to strong tenants in order to achieve the most favorable construction and permanent financing terms. Approximately 85% of our outstanding debt has fixed interest rates, which minimizes the interest rate risk until the maturity of such outstanding debt.

      We have entered into hedging arrangements with financial institutions. Our primary objective when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure, which, in turn, reduces the risks that the variability of cash flows imposes on variable rate debt. Our strategy protects us against future increases in interest rates. At December 31, 2000, we had hedge contracts totaling $450.0 million. The hedging agreements provide for a fixed interest rate when the London Interbank Offered Rate ("LIBOR") is less than 5.76% and when LIBOR is greater than 6.35% or 7.95% for terms ranging from three to five years per the individual hedging agreements. In addition, we have an interest rate swap agreement for a total of $213.0 million which provides for a fixed interest rate of 6.0% through September 11, 2002. We will consider entering into additional hedging agreements with respect to all or a portion of our variable rate debt. We may borrow additional money with variable rates in the future. Increases in interest rates could increase interest expense, which in turn, could affect cash flow and our ability to service our debt. As a result of the hedging agreements, decreases in interest rates could increase interest expense as compared to the underlying variable rate debt and could result in us making payments to unwind such agreements.

      At December 31, 2000, our variable rate debt outstanding was approximately $404.1 million. At December 31, 2000, the average interest rate on variable rate debt was approximately 8.56%. Taking the hedging contracts into consideration, if market interest rates on our variable rate debt were to increase by ten percent (approximately 86 basis points), total interest would increase approximately $1.7 million.

      These amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assume no changes in our financial structure.

      Capitalization

      At December 31, 2000, our total consolidated debt was approximately $3.4 billion. The weighted average rate of our consolidated indebtedness was 7.37% and the weighted average maturity was approximately 6.2 years.

      Our total market capitalization was approximately $8.8 billion at December 31, 2000. Total market capitalization was calculated using the December 31, 2000 closing stock price of $43.50 per share and includes the following: (1) 86,630,089 shares of our common stock, (2) 23,862,206 of common units of Boston Properties Limited Partnership (excluding common units held by Boston Properties, Inc.), (3) an aggregate of 11,021,064 common units issuable upon conversion of all Series One, Two, Three and Z preferred units, (4) 2,624,672 shares of our common stock issuable upon conversion of all 2,000,000 shares of our Series A preferred stock, and (5) our consolidated debt. Our total consolidated debt at December 31, 2000 represented approximately 38.7% of our total market capitalization.

      Debt Financing

      The table below summarizes our mortgage notes and bonds payable and our unsecured revolving line of credit with Fleet Boston, as agent, at December 31, 2000 and 1999:

                                            December 31,
                                      ------------------------
                                         2000          1999
                                         ----          ----
                                       (dollars in thousands)

DEBT SUMMARY:

Balance
  Fixed rate                          $3,010,760    $2,820,650
  Variable rate                          404,131       500,934
                                      ----------    ----------
    Total                             $3,414,891    $3,321,584
                                      ==========    ==========
Percent of total debt:
  Fixed rate                               88.17%        84.92%
  Variable rate                            11.83%        15.08%
                                      ----------    ----------
    Total                                 100.00%       100.00%
                                      ==========    ==========
Weighted average interest rate:
  Fixed rate                                7.21%         7.06%
  Variable rate                             8.56%         7.61%
                                      ----------    ----------
    Total                                   7.37%         7.14%
                                      ==========    ==========

      The variable rate debt shown above bears interest based on various spreads over LIBOR or Eurodollar rates.

      We utilize our $605.0 million unsecured revolving line of credit principally to fund development of properties, other land and property acquisitions and for working capital purposes. Our unsecured revolving line of credit is a recourse obligation of Boston Properties Limited Partnership. Our ability to borrow under our unsecured revolving line of credit is subject to our compliance with a number of customary financial and other covenants on an ongoing basis, including: (1) loan-to-value ratio against our total borrowing base not to exceed 55%, unless our leverage ratio exceeds 60%, in which case it is not to exceed 50%, (2) a loan-to-value ratio against the total secured borrowing base not to exceed 55%, (3) debt service coverage ratio of 1.40 for our borrowing base, or 1.50 if our leverage ratio equals or exceeds 60%, and
1.30 for us as a whole for full fixed charges, (4) a leverage ratio not to exceed 60%, however five consecutive quarters (not including the two quarters prior to expiration) can go to 65% (5) an interest rate applicable to any amounts drawn under our unsecured revolving line of credit for Eurodollar based loans shall be equal to a floating rate based on a spread over Eurodollar equal to 105 to 170 basis points, (6) limitations on additional indebtedness and stockholder distributions, and (7) a minimum net worth requirement.

      At December 31, 2000, we had issued letters of credit totaling $3.3 million and had the ability to borrow an additional $601.7 million under our unsecured revolving line of credit. As of March 14, 2001 there was zero outstanding under our unsecured revolving line of credit.

The following table sets forth certain information regarding our mortgage notes and bonds payable at December 31, 2000:

                                             Interest
                  Properties                   Rate    Principal Amount        Maturity Date
                  ----------                   ----    ----------------        -------------
                                                         (in thousands)
Embarcadero Center One, Two and Federal
 Reserve                                        6.70%          $312,876   December 12, 2008
Prudential Center                               6.72%           291,896   July 1,2008
280 Park Avenue                                 7.65%           270,000   December 31, 2009
599 Lexington Avenue (1)                        7.00%           225,000   July 19, 2005
5 Times Square (2)                              8.66%           184,157   January 26, 2003
Embarcadero Center Four                         6.79%           154,549   February 1, 2008
875 Third Avenue (3)                            8.00%           150,959   December 31, 2002
Embarcadero Center Three                        6.40%           146,313   January 1, 2007
Two Independence Square (4)                     8.09%           116,377   February 27, 2003
Riverfront Plaza                                6.61%           115,647   February 1, 2008
Democracy Center                                7.05%           107,717   April 1, 2009
New Dominion Technology Park, Building 1          (5)            98,142   (5)
Embarcadero Center West Tower                   6.50%            97,587   January 1, 2006
100 East Pratt Street                           6.73%            91,851   November 1, 2008
601 and 651 Gateway Boulevard                   8.40%            89,888   October 1, 2010
111 Huntington Avenue (6)                       8.69%            76,041   September 27, 2002
One Independence Square (4)                     8.12%            74,114   August 21, 2001
Reservoir Place (7)                             6.88%            73,858   November 1, 2006
One & Two Reston Overlook                       7.45%            68,190   September 1, 2004
2300 N Street                                   6.88%            66,000   August 3, 2003
202, 206, 214 Carnegie Center                   8.13%            62,917   October 1, 2001
Capital Gallery                                 8.24%            57,161   August 15, 2006
504,506,508 Carnegie Center                     7.39%            48,312   January 1, 2008
10 and 20 Burlington Mall Road (8)              8.33%            37,000   October 1, 2001
10 Cambridge Center                             8.27%            35,741   May 1, 2010
1301 New York Avenue                              (9)            32,710   August 15, 2009
Eight Cambridge Center                          7.73%            28,412   July 15, 2010
Sumner Square (10)                              8.38%            28,298   April 22, 2004
510 Carnegie Center                             7.39%            27,653   January 1, 2008
Lockheed Martin Building                        6.61%            26,289   June 1, 2008
Orbital Sciences - Buildings One and Three
 (11)                                           8.35%            25,761   August 9, 2002
University Place                                6.94%            25,253   August 1, 2021
Reston Corporate Center                         6.56%            24,809   May 1, 2008
191 Spring Street                               8.50%            22,797   September 1, 2006
Bedford Business Park                           8.50%            21,717   December 10, 2008
NIMA Building                                   6.51%            21,495   June 1, 2008
2600 Tower Oaks Boulevard (12)                  8.59%            18,083   October 10, 2002
Quorum Office Park (13)                         8.34%            11,111   August 30, 2003
101 Carnegie Center                             7.66%             8,348   April 1, 2006

                                             Interest
                  Properties                   Rate    Principal Amount        Maturity Date
                  ----------                   ----    ----------------        -------------
                                                         (in thousands)
Orbital Sciences - Phase 2 (14)                 8.35%             8,032   June 13, 2003
Montvale Center                                 8.59%             7,564   December 1, 2006
40 Shattuck Road (15)                           8.53%             6,224   December 4, 2003
Newport Office Park                             8.13%             5,923   July 1, 2001
302 Carnegie Center (16)                        8.61%             5,893   March 15, 2003
Hilltop Business Center                         6.81%             5,738   March 1, 2019
201 Carnegie Center                             7.08%               488   February 1, 2010
                                                             ----------
Total                                                        $3,414,891
                                                             ==========

(1) At maturity the lender has the option to purchase a 33.33% interest in this property in exchange for the cancellation of the principal balance of $225.0 million.
(2) Total construction loan in the amount of $420.0 million at a variable rate of Eurodollar + 2.00%.
(3) The principal amount and interest rate shown have been adjusted to reflect the fair value of the note. The stated principal balance at December 31, 2000 was $150.0 million and the interest rate was 8.75%.
(4) The principal amount and interest rate shown have been adjusted to reflect the effective rates on the loans. The stated principal balances at December 31, 2000 were $116.8 million and $74.4 million, respectively. The stated interest rates are 8.50% and continue at such rates through the loan expiration.
(5) Includes construction loan in the amount of $48.6 million which was paid off on January 31, 2001 and $57.6 million of bond financing which was being held in escrow until the New Dominion project was completed. The bond financing bears interest at a rate of 7.70% and matures in January 2021.
(6) Total construction loan in the amount of $203.0 million at a variable rate of LIBOR + 2.00%.
(7) The principal amount and interest rate shown have been adjusted to reflect the fair value of the note. The stated principal balance at December 31, 2000 was $65.5 million and the interest rate was 9.09%.
(8) Includes outstanding indebtedness secured by 91 Hartwell Avenue and 92 and 100 Hayden Avenue.
(9) Includes outstanding principal in the amounts of $19.9 million, $8.4 million and $4.4 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.
(10) Outstanding principal bears interest at a floating rate equal to Eurodollar + 1.50%
(11) Total construction loan in the amount of $27.0 million at a variable rate of Eurodollar + 1.65%.
(12) Total construction loan in the amount of $32.0 million at a variable rate of LIBOR + 1.90%.
(13) Total construction loan in the amount of $16.0 million at a variable rate of LIBOR + 1.75%.
(14) Total construction loan in the amount of $25.1 million at a variable rate of Eurodollar + 1.65%.
(15) Total construction loan in the amount of $16.0 million at a variable rate of LIBOR + 1.75%.
(16) Total construction loan in the amount of $10.0 million at a variable rate of LIBOR + 1.90%.

NOTE: LIBOR and Eurodollar rate contracts in effect on December 31, 2000 ranged from 6.56% to 6.82%. The LIBOR and Eurodollar rates at December 31, 2000 were 6.57% and 6.58%, respectively.

      We have determined that our estimated cash flows and available sources of liquidity are adequate to meet liquidity needs for the next twelve months. We believe that our principal liquidity needs for the next twelve months are to fund normal recurring expenses, debt service requirements, current development costs not covered under construction loans and the minimum distribution required to maintain our REIT qualifications under the Internal Revenue Code of 1986, as amended. We believe that these needs will be fully funded from cash flows provided by operating and financing activities.

      We expect to meet liquidity requirements for periods beyond twelve months for the costs of development, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through construction loans, the incurrence of long-term secured and unsecured indebtedness, income from operations and sales of real estate and possibly the issuance of additional common and preferred units of Boston Properties Limited Partnership and equity securities of Boston Properties, Inc. In addition, we may finance the development, redevelopment or acquisition of additional properties by using our unsecured revolving line of credit.

      Rental revenues, operating expense reimbursement income from tenants, and income from the operations are our principal sources of capital used to pay operating expenses, debt service and recurring capital expenditures. We seek to increase income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue include third party fees generated by our office and industrial real estate management, leasing, development and construction businesses. Consequently, we believe our revenue will continue to provide the necessary funds for operating expenses, debt service and recurring capital expenditures.

      During the year ended December 31, 2000, we paid or declared quarterly dividends totaling $2.04 per common share (consisting of $.45 related to the quarter ended March 31, 2000 and $.53 related to each of the quarters ended June 30, 2000, September 30, 2000 and December 31, 2000). We intend to continue paying dividends quarterly.

Funds from Operations

      Pursuant to the National Association of Real Estate Investment Trusts revised definition of Funds from Operations, we calculate Funds From Operations by adjusting net income (loss) (computed in accordance with accounting principles generally accepted in the United States, including non-recurring items), for gains (or losses) from debt restructuring and sales of properties (except gains and losses from sales of depreciable operating properties), real estate related depreciation and amortization and unconsolidated partnerships and joint ventures. We believe that Funds From Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. We compute Funds From Operations in accordance with standards established by the National Association of Real Estate Investment Trusts which may not be comparable to Funds From Operations reported by other REITs that do not define the term in accordance with the current National Association of Real Estate Investment Trusts or that interpret the definition differently. Funds From Operations does not represent cash generated from operating activities determined in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income (determined in accordance with accounting principles generally accepted in the United States) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

Environmental Matters

      Some of our properties are located in urban and industrial areas where fill or current or historical industrial uses of the areas have caused site contamination. With respect to all of our properties, independent environmental consultants have been retained in the past to conduct or update Phase I environmental assessments (which generally do not involve invasive techniques such as soil or ground water sampling) and asbestos surveys. These environmental assessments have not revealed any environmental conditions that we believe will have a material adverse effect on our business, assets or results of operations, and we are not aware of any other environmental condition with respect to any of our properties which we believe would have such a material adverse effect. However, we are aware of environmental conditions at three of our properties that may require remediation:

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

      In February 1999, one of our affiliates acquired from Exxon Corporation a property in Massachusetts that was formerly used as a petroleum bulk storage and distribution facility and was known by the state regulatory authority to contain soil and groundwater contamination. We anticipate development of an office park on the property. Pursuant to the property acquisition agreement, Exxon has agreed to (1) bear the liability arising from releases or discharges of oil and hazardous substances which occurred at the site prior to our ownership, (2) continue remediating such releases and discharges as necessary and appropriate to comply with applicable requirements, and (3) indemnify our affiliate for certain losses arising from preexisting site conditions, including up to $500,000 for the premium costs associated with construction-related management of contaminated soil not otherwise subject to remediation by Exxon. Any indemnity claim may be subject to various defenses. Our affiliate has engaged a specially licensed environmental consultant to oversee the management of contaminated soil that may be disturbed in the course of construction.

      We expect that any resolution of the environmental matters relating the above will not have a material impact on our financial position, results of operations or liquidity.

Newly Issued Accounting Standard

      As of January 1, 2001, we adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and No. 138 ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in our consolidated balance sheets at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS No. 133 are required to be reported in earnings. For derivatives designated as hedging instruments in qualifying cash flow hedges, the effective portion of changes in fair value of the derivatives are recognized in accumulated other comprehensive loss until the forecasted transactions occur and the ineffective portions are recognized in earnings.

      The nature of our derivatives include investments in warrants to purchase shares of common stock of other companies and interest rate agreements to protect against changes in interest rates for variable rate debt. Based on the terms of the warrant agreements, the warrants meet the definition of a derivative and accordingly, must be marked to fair value through earnings. We had been recording the warrants at fair value through other comprehensive loss as available for sale securities under SFAS No. 115. We estimate that upon adoption of SFAS No. 133, we will reclass approximately $6.8 million, the fair value of the warrants, from accumulated other comprehensive loss to a cumulative effect of a change in accounting principle. Our interest rate protection agreements will be designated as hedging instruments in qualifying cash flow hedges. As such, we estimate that, upon adoption of SFAS No. 133, we will record an asset of approximately $0.2 million and record a liability of approximately $11.4 million for the fair values of these agreements. The offset for these entries will be to a cumulative effect of a change in accounting principle and accumulated other comprehensive loss, respectively. Finally, we estimate we will write-off deferred charges of approximately $1.6 million as a cumulative effect of a change in accounting principle.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

      Approximately $3.0 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 2000 ranged from LIBOR or Eurodollar plus 1.50% to LIBOR or Eurodollar plus 2.00%.

                                             Mortgage debt, including current portion (in thousands)
                        ---------------------------------------------------------------------------------------------
                          2001       2002       2003       2004       2005        2006+         Total      Fair Value
                          ----       ----       ----       ----       ----        -----         -----      ----------
Fixed Rate ..........   $153,415    186,338    218,925    106,666    269,378    2,076,038    $3,010,760    $3,010,760
Average Interest Rate       7.93%      7.76%      7.54%      7.30%      7.01%        7.09%         7.21%           --
Variable Rate .......   $ 40,532    119,885    215,416     28,298         --           --    $  404,131    $  404,131

Item 8. Financial Statements and Supplementary Data

      See "Index to Financial Statements" on page 54 this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information concerning our directors and executive officers required by Item 10 shall be included in the Proxy Statement to be filed relating to the 2001 Annual Meeting of our stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

      The information concerning our executive compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to the 2001 Annual Meeting of our stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Beneficial Owners and Management

      The information concerning our directors and executive officers required by Item 12 shall be included in the Proxy Statement to be filed relating to the 2001 Annual Meeting of our stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The information concerning our directors and executive officers required by Item 13 shall be included in the Proxy Statement to be filed relating to the 2001 Annual Meeting of our stockholders and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

      (a) Financial Statements and Financial Statement Schedule

      See "Index to Financial Statements" on page 54 of this Form 10-K.

      (b) Reports on Form 8-K

      We filed a report on Form 8-K on October 16, 2000 which included information regarding Item 5. We filed this Form 8-K in connection with our press release regarding our third quarter 2000 earnings and information presented to investors and analysts.

      (c) Exhibits

Exhibit No.             Description
-----------             -----------

3.1 Form of Amended and Restated Certificate of Incorporation of Boston Properties, Inc. (2)
3.2   Form of Amended and Restated Bylaws of Boston Properties, Inc. (2)
3.3   Amendment No. 1 to Amended and Restated Bylaws of Boston Properties, Inc.
4.1 Form of Shareholder Rights Agreement dated as of June , 1997 between Boston Properties, Inc. and BankBoston, N.A., as Rights Agent. (2)
4.2 Form of Certificate of Designation for Series E Junior Participating Cumulative Preferred Stock, par value $.01 per share. (2)
4.3   Form of Certificate of Designations for the Series A Preferred Stock. (9)
4.4   Form of Common Stock Certificate. (2)
10.1 Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of June 29, 1998. (6)

10.2 Certificate of Designations for the Series One Preferred Units, dated June 30, 1998, constituting an amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership.
      (6)
10.3 Certificate of Designations for the Series Two Preferred Units, dated November 12, 1998, constituting an amendment to the Second Amendment and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership. (9)
10.4 Certificate of Designations for the Series Three Preferred Units, dated November 12, 1998, constituting an amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership. (9)
10.5 Certificate of Designations for the Series Z Preferred Units, dated December 11, 2000, constituting an amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership.
10.6 Amended and Restated 1997 Stock Option and Incentive Plan dated May 3, 2000 and forms of option agreements.
10.7 Amendment #1 to Amended and Restated 1997 Stock Option and Incentive Plan dated November 14, 2000.
10.8 Form of Noncompetition Agreement between Boston Properties, Inc. and Mortimer B. Zuckerman. (2)
10.9 Form of Employment and Noncompetition Agreement between Boston Properties, Inc. and Edward H. Linde. (2)
10.10 Form of Employment Agreement between Boston Properties, Inc. and certain executive officers. (2)
10.11 Form of Indemnification Agreement between Boston Properties, Inc. and each of its directors and executive officers. (2)
10.12 Omnibus Option Agreement by and among Boston Properties Limited Partnership and the Grantors named therein dated as of April 9, 1997. (2)
10.13 Second Amended and Restated Revolving Credit Agreement with Fleet National Bank, as agent, dated as of March 31, 2000. (10)
10.14 Amendment #1 to Second Amended and Restated Revolving Credit Agreement with Fleet National Bank, as agent, dated as of September 20, 2000.
10.15 Form of Registration Rights Agreement among Boston Properties, Inc. and the holders named therein. (2)
10.16 Form of Lease Agreement dated as of June , 1997 between Edward H. Linde and Mortimer B. Zuckerman, as Trustees of Downtown Boston Properties Trust, and ZL Hotel LLC. (2)
10.17 Form of Lease Agreement dated as of June , 1997 between Edward H. Linde and Mortimer B. Zuckerman, as Trustees of Two Cambridge Center Trust, and ZL Hotel LLC. (2)
10.18 Form of Certificate of Incorporation of Boston Properties Management, Inc.
      (2)
10.19 Form of By-laws of Boston Properties Management, Inc. (2)
10.20 Form of Limited Liability Agreement of ZL Hotel LLC. (2)
10.21 Indemnification Agreement between Boston Properties Limited Partnership and Mortimer B. Zuckerman and Edward H. Linde. (2)
10.22 Compensation Agreement between Boston Properties, Inc. and Robert Selsam, dated as of August 10, 1995 relating to 90 Church Street.(2)
10.23 Contribution and Conveyance Agreement concerning the Carnegie Portfolio, dated June 30, 1998 by and among Boston Properties, Inc., Boston Properties Limited Partnership, and the parties named therein as Landis Parties. (6)

10.24 Contribution Agreement, dated June 30, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, and the parties named therein as Landis Parties. (6)
10.25 Registration Rights and Lock-Up Agreement, dated June 30, 1998 by and among Boston Properties, Inc., Boston Properties Limited Partnership and the parties named therein as Holders. (6)
10.26 Non-Competition Agreement, dated as of June 30, 1998, by and between Alan
      B. Landis and Boston Properties, Inc. (6)
10.27 Agreement Regarding Directorship, dated as of June 30, 1998, by and between Boston Properties, Inc. and Alan B. Landis. (6)
10.28 Purchase and Sale Agreement, dated May 7, 1998, by and between The Prudential Insurance Company of America and Boston Properties Limited Partnership. (7)
10.29 Contribution Agreement, dated as of May 7, 1998, by and between The Prudential Insurance Company of America and Boston Properties Limited Partnership. (7)
10.30 Registration Rights Agreement, dated as of July 2, 1998, by and among the Registrant, Strategic Value Investors II, LLC and The Prudential Insurance Company of America. (7)
10.31 Purchase and Sale Agreement, dated as of November 12, 1998, by and between Two Embarcadero Center West and BP OFR LLC. (9)
10.32 Contribution Agreement, dated as of November 12, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, Embarcadero Center Investors Partnership and the partners in Embarcadero Center Investors Partnership listed on Exhibit A thereto. (9)
10.33 Contribution Agreement, dated as of November 12, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, Three Embarcadero Center West and the partners in Three Embarcadero Center West listed on Exhibit A thereto. (9)
10.34 Three Embarcadero Center West Redemption Agreement, dated as of November 12, 1998, by and among Three Embarcadero Center West, Boston Properties Limited Partnership, BP EC West LLC, The Prudential Insurance Company of America, PIC Realty Corporation and Prudential Realty Securities II, Inc.(9)
10.35 Three Embarcadero Center West Property Contribution Agreement, dated as of November 12, 1998, by and among Three Embarcadero Center West, The Prudential Insurance Company of America, PIC Realty Corporation, Prudential Realty Securities II, Inc., Boston Properties Limited Partnership, Boston Properties, Inc. and BP EC West LLC. (9)
10.36 Registration Rights and Lock-Up Agreement, dated November 12, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership and the Holders named therein.(9)
10.37 Third Amended and Restated Partnership Agreement of One Embarcadero Center Venture, dated as of November 12, 1998, by and between Boston Properties LLC, as managing general partner, BP EC1 Holdings LLC, as non-managing general partner, and PIC Realty Corporation, as non-managing general partner. (9)
10.38 Third Amended and Restated Partnership Agreement of Embarcadero Center Associates, dated as of November 12, 1998, by and between BP LLC, as managing general partner, BP EC2 Holdings LLC, as non-managing general partner, and PIC Realty Corporation, as non- managing general partner. (9)

10.39 Second Amended and Restated Partnership Agreement of Three Embarcadero Center Venture, dated as of November 12, 1998, by and between Boston Properties LLC, as managing general partner, BP EC3 Holdings LLC, as non-managing general partner, and The Prudential Insurance Company of America, as non-managing general partner. (9)
10.40 Second Amended and Restated Partnership Agreement of Four Embarcadero Center Venture, dated as of November 12, 1998, by and between Boston Properties LLC, as managing general partner, BP EC4 Holdings LLC, as non-managing general partner, and The Prudential Insurance Company of America, as non-managing general partner. (9)
10.41 Note Purchase Agreement, dated as of November 12, 1998, by and between Prudential Realty Securities, Inc. and One Embarcadero Center Venture. (9)
10.42 Note Purchase Agreement, dated as of November 12, 1998, by and between Prudential Realty Securities, Inc. and Embarcadero Center Associates. (9)
10.43 Note Purchase Agreement, dated November 12, 1998, by and between Prudential Realty Securities, Inc. and Three Embarcadero Center Venture.
      (9)
10.44 Note Purchase Agreement, dated November 12, 1998, by and between Prudential Realty Securities, Inc. and Four Embarcadero Center Venture.
      (9)
10.45 Redemption Agreement, dated as of November 12, 1998, by and among One Embarcadero Center Venture, Boston Properties LLC, BP EC1 Holdings LLC and PIC Realty Corporation. (9)
10.46 Redemption Agreement, dated as of November 12, 1998, by and among Embarcadero Center Associates, Boston Properties LLC, BP EC2 Holdings LLC and PIC Realty Corporation. (9)
10.47 Redemption Agreement, dated as of November 12, 1998, by and among Three Embarcadero Center Venture, Boston Properties LLC, BP EC3 Holdings LLC and The Prudential Insurance Company of America. (9)
10.48 Redemption Agreement, dated as on November 12, 1998, by and among Four Embarcadero Center Venture, Boston Properties LLC, BP EC4 Holdings LLC and The Prudential Insurance Company of America. (9)
10.49 Option and Put Agreement, dated as of November 12, 1998, by and between One Embarcadero Center Venture and The Prudential Insurance Company of America. (9)
10.50 Option and Put Agreement, dated as of November 12, 1998, by and between Embarcadero Center Associates and The Prudential Insurance Company of America. (9)
10.51 Option and Put Agreement, dated as of November 12, 1998, by and between Three Embarcadero Center Venture and The Prudential Insurance Company of America. (9)
10.52 Option and Put Agreement, dated as of November 12, 1998, by and between Four Embarcadero Center Venture and The Prudential Insurance Company of America. (9)
10.53 Stock Purchase Agreement, dated as of September 28, 1998, by and between Boston Properties, Inc. and The Prudential Insurance Company of America.
      (9)
10.54 Master Agreement by and between New York State Common Retirement Fund and Boston Properties Limited Partnership, dated as of May 12, 2000.
21.1  Schedule of Subsidiaries of Boston Properties, Inc. (2)
23.1  Consent of PricewaterhouseCoopers LLP, Independent Accountants

(1) Incorporated herein by reference to Boston Properties, Inc.'s Registration Statement on Form S-11 (No. 333-41449).

(2) Incorporated herein by reference to Boston Properties, Inc.'s Registration Statement on Form S-11 (No. 333-25279).
(3) Incorporated herein by reference to Boston Properties, Inc.'s Current Report on Form 8-K filed on November 25, 1997.
(4) Incorporated herein by reference to Boston Properties, Inc.'s Current Report on Form 8- K/A filed on November 14, 1997.
(5) Incorporated herein by reference to Boston Properties, Inc.'s Current Report on Form 8-K filed on November 26, 1997.
(6) Incorporated herein by reference to Boston Properties, Inc.'s Current Report on Form 8-K filed on July 15, 1998.
(7) Incorporated herein by reference to Boston Properties, Inc.'s Current Report on Form 8-K filed on July 17, 1998.
(8) Incorporated herein by reference to Boston Properties, Inc.'s Current Report on Form 8-K filed on July 27, 1998.
(9) Incorporated herein by reference to Boston Properties, Inc.'s Current Report on Form 8-K filed on November 25, 1998.
(10) Incorporated herein by reference to Boston Properties, Inc.'s Report on Form 10-Q filed on May 15, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Boston Properties, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Boston Properties, Inc.

Date
                                        By: /s/ Douglas T. Linde
March 29, 2001                          --------------------------
                                        Douglas T. Linde
                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 2001                          By: /s/ Mortimer B. Zuckerman
                                            --------------------------
                                        Mortimer B. Zuckerman
                                        Chairman of the Board of Directors

                                        By: /s/ Edward H. Linde
                                            --------------------------
                                        Edward H. Linde
                                        President and Chief Executive Officer

                                        By: /s/ Douglas T. Linde
                                            --------------------------
                                        Douglas T. Linde
                                        Chief Financial Officer

                                        By: /s/Alan J. Patricof
                                            --------------------------
                                        Alan J. Patricof
                                        Director

                                        By:  /s/ Ivan G. Seidenberg
                                            --------------------------
                                        Ivan G. Seidenberg
                                        Director

                                        By:  /s/ Martin Turchin
                                            --------------------------
                                        Martin Turchin
                                        Director

                                        By: /s/ Alan B. Landis
                                            --------------------------
                                        Alan B. Landis
                                        Director

                                        By: /s/ Richard E. Salomon
                                            --------------------------
                                        Richard E. Salomon
                                        Director

                             BOSTON PROPERTIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Accountants .......................................   55

Consolidated Balance Sheets as of December 31, 2000 and 1999 ............   56

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998 ......................................   57

Consolidated Statements of Stockholder's Equity
  for the years ended December 31, 2000, 1999 and 1998 ..................   58

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998 ......................................  59-60

Notes to Consolidated Financial Statements ..............................   61

Financial Statement Schedule - Schedule III .............................  80-83

All other schedules for which a provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Boston Properties, Inc.:

In our opinion, the accompanying consolidated financial statements and the financial statement schedule listed in the accompanying index present fairly, in all material respects, the financial position of Boston Properties, Inc. (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedule, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
January 24, 2001

                             BOSTON PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                                                                              --------------------------------------
                                                                                 2000                       1999
                                                                              -----------                -----------
                                                                             (in thousands, except for share amounts)
                    ASSETS

Real estate:                                                                  $ 6,112,779                $ 5,609,424
      Less: accumulated depreciation                                             (586,719)                  (470,591)
                                                                              -----------                -----------
         Total real estate                                                      5,526,060                  5,138,833

Cash and cash equivalents                                                         280,957                     12,035
Escrows                                                                            85,561                     40,254
Investments in securities                                                           7,012                     14,460
Tenant and other receivables (net of allowance for doubtful                        26,852                     28,259
      accounts of $2,112 and $3,254, respectively)
Accrued rental income (net of allowance of $3,300 and                              91,684                     82,228
      $3,300, respectively)
Deferred charges, net                                                              77,319                     53,733
Prepaid expenses and other assets                                                  41,154                     28,452
Investments in unconsolidated joint ventures                                       89,871                     36,518
                                                                              -----------                -----------
         Total assets                                                         $ 6,226,470                $ 5,434,772
                                                                              ===========                ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Mortgage notes and bonds payable                                        $ 3,414,891                $ 2,955,584
      Unsecured line of credit                                                         --                    366,000
      Accounts payable and accrued expenses                                        57,338                     66,780
      Dividends and distributions payable                                          71,274                     50,114
      Accrued interest payable                                                      5,599                      8,486
      Other liabilities                                                            51,926                     48,282
                                                                              -----------                -----------
         Total liabilities                                                      3,601,028                  3,495,246
                                                                              -----------                -----------

Commitments and contingencies                                                          --                         --
                                                                              -----------                -----------
Minority interests                                                                877,715                    781,962
                                                                              -----------                -----------
Series A Convertible Redeemable Preferred Stock, liquidation preference $50.00 per share, 2,000,000 shares issued
      and outstanding                                                             100,000                    100,000
                                                                              -----------                -----------
Stockholders' equity:
      Excess stock, $.01 par value, 150,000,000 shares
         authorized, none issued or outstanding                                        --                         --
      Common stock, $.01 par value, 250,000,000 shares
         authorized, 86,630,089 and 67,910,434 issued and
         outstanding in 2000 and 1999, respectively                                   866                        679
      Additional paid-in capital                                                1,673,349                  1,067,778
      Dividends in excess of earnings                                             (13,895)                   (10,893)
      Unearned compensation                                                          (848)                        --
      Accumulated other comprehensive loss                                        (11,745)                        --
                                                                              -----------                -----------
         Total stockholders' equity                                             1,647,727                  1,057,564
                                                                              -----------                -----------
                 Total liabilities and stockholders' equity                   $ 6,226,470                $ 5,434,772
                                                                              ===========                ===========

   The accompanying notes are an integral part of these financial statements.

                             BOSTON PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Year ended December 31,
                                                                    -----------------------------------
                                                                       2000         1999         1998
                                                                    ---------    ---------    ---------
                                                               (in thousands, except for per share amounts)
Revenue
   Rental:
      Base rent                                                     $ 715,358    $ 646,924    $ 419,756
      Recoveries from tenants                                          92,692       72,742       48,718
      Parking and other                                                50,892       45,751       19,103
                                                                    ---------    ---------    ---------
          Total rental revenue                                        858,942      765,417      487,577
   Development and management services                                 11,837       14,708       12,411
   Interest and other                                                   8,574        6,439       13,859
                                                                    ---------    ---------    ---------
          Total revenue                                               879,353      786,564      513,847
                                                                    ---------    ---------    ---------

Expenses
   Operating                                                          264,701      249,268      150,490
   General and administrative                                          35,659       29,455       22,504
   Interest                                                           217,064      205,410      124,860
   Depreciation and amortization                                      133,150      120,059       75,418
                                                                    ---------    ---------    ---------
          Total expenses                                              650,574      604,192      373,272
                                                                    ---------    ---------    ---------
Income before minority interests and joint venture income             228,779      182,372      140,575
Minority interest in property partnerships                               (932)      (4,614)      (2,554)
Income from unconsolidated joint ventures                               1,758          468           --
                                                                    ---------    ---------    ---------
Income before minority interest in Operating Partnership              229,605      178,226      138,021
Minority interest in Operating Partnership                            (76,039)     (64,917)     (39,428)
                                                                    ---------    ---------    ---------
Income before gain (loss) on sale of real estate                      153,566      113,309       98,593
Gain (loss) on sale of real estate, net of minority interest             (234)       6,467           --
                                                                    ---------    ---------    ---------
Income before extraordinary items                                     153,332      119,776       98,593
Extraordinary loss, net of minority interest                             (334)          --       (5,481)
                                                                    ---------    ---------    ---------
Net income before preferred dividend                                  152,998      119,776       93,112
Preferred dividend                                                     (6,572)      (5,829)          --
                                                                    ---------    ---------    ---------
Net income available to common shareholders                         $ 146,426    $ 113,947    $  93,112
                                                                    =========    =========    =========

Basic earnings per share:
   Income before extraordinary items                                $    2.05    $    1.72    $    1.62
   Extraordinary loss, net of minority interest                            --           --        (0.09)
                                                                    ---------    ---------    ---------
   Net income available to common shareholders                      $    2.05    $    1.72    $    1.53
                                                                    =========    =========    =========
   Weighted average number of common shares outstanding                71,424       66,235       60,776
                                                                    =========    =========    =========

Diluted earnings per share:
   Income before extraordinary items                                $    2.01    $    1.71    $    1.61
   Extraordinary loss, net of minority interest                            --           --        (0.09)
                                                                    ---------    ---------    ---------
   Net income available to common shareholders                      $    2.01    $    1.71    $    1.52
                                                                    =========    =========    =========
   Weighted average number of common and common
      equivalent shares outstanding                                    72,741       66,776       61,308
                                                                    =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                             BOSTON PROPERTIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                                            Common Stock          Additional       Dividends
                                                                            ------------           Paid-in        in excess of
                                                                       Shares        Amount        Capital          Earnings
                                                                       ------        ------        -------          --------
Stockholders' Equity, December 31, 1997                                38,694         $ 387        $ 172,347         $ 2,314
Sale of Common Stock net of offering costs                             23,000           230          764,760
Unregistered Common Stock issued                                        1,823            18           58,819
Conversion of operating partnership units to Common Stock                  10            --              250
Allocation of minority interest                                                                      (40,490)
Net income for the year                                                                                               93,112
Dividends declared                                                                                                  (103,291)
Stock options exercised                                                     1            --               25
                                                                       ------         -----      -----------       ---------
Stockholders' Equity, December 31, 1998                                63,528           635          955,711          (7,865)
Sale of Common Stock net of offering costs                              4,000            40          140,648
Unregistered Common Stock issued                                          343             4           12,321
Conversion of operating partnership units to Common Stock                  10            --              260
Allocation of minority interest                                                                      (41,965)
Net income for the year                                                                                              113,947
Dividends declared                                                                                                  (116,975)
Shares issued pursuant to stock purchase plan                               5            --              181
Stock options exercised                                                    24            --              622
                                                                       ------         -----      -----------       ---------
Stockholders' Equity, December 31, 1999                                67,910           679        1,067,778         (10,893)
Sale of Common Stock net of offering costs                             17,110           171          633,591
Unregistered Common Stock issued                                          439             4           18,156
Conversion of operating partnership units to Common Stock                 614             6           20,239
Allocation of minority interest                                                                      (85,809)
Net income for the year                                                                                              146,426
Dividends declared                                                                                                  (149,428)
Shares issued pursuant to stock purchase plan                              11            --              374
Stock options exercised                                                   511             5           17,961
Issuance of restricted stock                                               35             1            1,059
Amortization of restricted stock award
Unrealized holding losses
                                                                       ------         -----      -----------       ---------
Stockholders' Equity, December 31, 2000                                86,630         $ 866      $ 1,673,349       $ (13,895)
                                                                       ======         =====      ===========       =========

                                                                                           Accumulated
                                                                                               Other
                                                                            Unearned       Comprehensive
                                                                          Compensation          Loss             Total
                                                                          ------------          ----             -----
Stockholders' Equity, December 31, 1997                                                                       $ 175,048
Sale of Common Stock net of offering costs                                                                      764,990
Unregistered Common Stock issued                                                                                 58,837
Conversion of operating partnership units to Common Stock                                                           250
Allocation of minority interest                                                                                 (40,490)
Net income for the year                                                                                          93,112
Dividends declared                                                                                             (103,291)
Stock options exercised                                                                                              25
                                                                            ------          ---------       -----------
Stockholders' Equity, December 31, 1998                                                                         948,481
Sale of Common Stock net of offering costs                                                                      140,688
Unregistered Common Stock issued                                                                                 12,325
Conversion of operating partnership units to Common Stock                                                           260
Allocation of minority interest                                                                                 (41,965)
Net income for the year                                                                                         113,947
Dividends declared                                                                                             (116,975)
Shares issued pursuant to stock purchase plan                                                                       181
Stock options exercised                                                                                             622
                                                                            ------          ---------       -----------
Stockholders' Equity, December 31, 1999                                                                       1,057,564
Sale of Common Stock net of offering costs                                                                      633,762
Unregistered Common Stock issued                                                                                 18,160
Conversion of operating partnership units to Common Stock                                                        20,245
Allocation of minority interest                                                                                 (85,809)
Net income for the year                                                                                         146,426
Dividends declared                                                                                             (149,428)
Shares issued pursuant to stock purchase plan                                                                       374
Stock options exercised                                                                                          17,966
Issuance of restricted stock                                               $(1,060)                                  --
Amortization of restricted stock award                                         212                                  212
Unrealized holding losses                                                                   $ (11,745)          (11,745)
                                                                           -------          ---------       -----------
Stockholders' Equity, December 31, 2000                                    $  (848)         $ (11,745)      $ 1,647,727
                                                                           =======          =========       ===========

   The accompanying notes are an integral part of these financial statements.

                                BOSTON PROPERTIES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             For the year ended December 31,
                                                                                       -----------------------------------------
                                                                                           2000           1999           1998
                                                                                       -----------    -----------    -----------
                                                                                                     (in thousands)
Cash flows from operating activities:
    Net income before preferred dividend                                               $   152,998    $   119,776    $    93,112
    Adjustments to reconcile net income before preferred dividend to net cash provided by operating activities:
        Depreciation and amortization                                                      133,150        120,059         75,418
        Non-cash portion of interest expense                                                 3,693          2,364            247
        Loss (gain) on sale of real estate                                                     314         (8,736)            --
        Extraordinary loss                                                                     433             --          7,743
        Distributions in excess of earnings from  unconsolidated joint ventures                 90           (468)            --
        Compensation related to restricted shares                                              212             --             --
        Non-cash compensation                                                                1,958             --             --
        Minority interests                                                                  75,860         67,186         38,760
    Change in assets and liabilities:
        Escrows                                                                             12,303        (21,240)        (4,836)
        Tenant and other receivables, net                                                    1,407         12,571        (16,372)
        Accrued rental income, net                                                         (14,509)       (17,977)        (9,061)
        Prepaid expenses and other assets                                                  (12,702)       (10,354)        (5,833)
        Accounts payable and accrued expenses                                              (14,300)        23,277         19,075
        Accrued interest payable                                                            (2,887)         1,179            726
        Other liabilities                                                                    1,644         15,832         16,308
                                                                                       -----------    -----------    -----------

             Total adjustments                                                             186,666        183,693        122,175
                                                                                       -----------    -----------    -----------

             Net cash provided by operating activities                                     339,664        303,469        215,287
                                                                                       -----------    -----------    -----------

Cash flows from investing activities:
    Acquisitions/additions to real estate                                                 (604,164)      (661,007)    (1,697,449)
    Tenant leasing costs                                                                   (21,032)       (11,329)       (17,979)
    Investments in unconsolidated joint ventures                                           (16,582)        10,737        (43,644)
    Net proceeds from sales of real estate                                                  70,712         13,103             --
    Investments in securities                                                               (2,297)        (6,500)            --
    Notes receivable                                                                            --             --       (420,143)
                                                                                       -----------    -----------    -----------

             Net cash used in investing activities                                        (573,363)      (654,996)    (2,179,215)
                                                                                       -----------    -----------    -----------

Cash flows from financing activities:
    Net proceeds from the issuance of common and preferred stock                           633,762        240,688        819,103
    Borrowings on unsecured line of credit                                                 184,000        696,000        322,000
    Repayments of unsecured line of credit                                                (550,000)      (345,000)      (540,000)
    Repayments of mortgage notes                                                          (525,241)       (33,362)      (159,714)
    Proceeds from mortgage notes                                                           976,390        307,525      1,226,717
    Proceeds from (repayments of) notes payable                                                 --       (328,143)       420,143
    Dividends and distributions                                                           (209,723)      (181,493)      (127,307)
    Proceeds from exercise of stock options                                                 16,008            622             --
    Proceeds from employee stock purchase plan                                                 374            181             --
    Deferred financing costs                                                               (22,949)        (5,622)        (2,408)
                                                                                       -----------    -----------    -----------

             Net cash provided by financing activities                                     502,621        351,396      1,958,534
                                                                                       -----------    -----------    -----------

Net increase (decrease) in cash                                                            268,922           (131)        (5,394)
Cash and cash equivalents, beginning of period                                              12,035         12,166         17,560
                                                                                       -----------    -----------    -----------
Cash and cash equivalents, end of period                                               $   280,957    $    12,035    $    12,166
                                                                                       ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statements

                             BOSTON PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                                  For the year ended December 31,
                                                                                 ---------------------------------
                                                                                    2000        1999        1998
                                                                                 ---------   ---------   ---------
                                                                                          (in thousands)
Supplemental disclosures:
    Cash paid for interest                                                       $ 253,971   $ 218,820   $  46,422
                                                                                 =========   =========   =========
    Interest capitalized                                                         $  37,713   $  16,953   $   6,933
                                                                                 =========   =========   =========

Non-cash investing and financing activities:
    Additions to real estate included in accounts payable                        $   4,858   $     606   $   6,198
                                                                                 =========   =========   =========
    Mortgage notes payable assumed in connection with acquisitions               $ 117,831   $  28,331   $ 496,926
                                                                                 =========   =========   =========
    Mortgage notes payable assigned in connection with the sale of real estate   $ 166,547   $      --   $      --
                                                                                 =========   =========   =========
    Bonds payable proceeds escrowed                                              $  57,610   $      --   $      --
                                                                                 =========   =========   =========
    Issuance of minority interest in connection with acquisitions                $  44,712   $   2,063   $ 941,318
                                                                                 =========   =========   =========
    Dividends and distributions declared but not paid                            $  71,274   $  50,114   $  40,494
                                                                                 =========   =========   =========
    Notes receivable assigned in connection with an acquisition                  $      --   $ 420,143   $      --
                                                                                 =========   =========   =========
    Notes payable assigned in connection with an acquisition                     $      --   $  92,000   $      --
                                                                                 =========   =========   =========
    Common Stock issued in connection with an acquisition of real estate         $   2,660   $  12,325   $   5,000
                                                                                 =========   =========   =========
    Common Stock issued in connection with an acquisition of minority interest   $  15,500   $      --   $      --
                                                                                 =========   =========   =========
    Conversion of Operating Partnership Units to Common Stock                    $  20,245   $     260   $     250
                                                                                 =========   =========   =========
    Real estate contributed to joint ventures                                    $  36,999   $      --   $      --
                                                                                 =========   =========   =========
    Unrealized loss related to investments in securities                         $  11,745   $      --   $      --
                                                                                 =========   =========   =========

    The accompanying notes are an integral part of these financial statements

                             BOSTON PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

1. Organization and Basis of Presentation

      Organization

      Boston Properties, Inc. (the "Company"), a Delaware corporation, is a self-administered and self-managed real estate investment trust ("REIT"). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership (the "Operating Partnership") and at December 31, 2000, owned an approximate 71.9% general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as "common units of partnership interest" (also referred to as "OP Units") or "preferred units of partnership interest" (also referred to as "Preferred Units"). All references to OP Units and Preferred Units exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company ("Common Stock"), except that, the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. Each series of Preferred Units bears a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.

      All references to the Company hereafter refer to Boston Properties, Inc. and its subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

      Properties

      At December 31, 2000, the Company owned a portfolio of 145 commercial real estate properties (136 properties at December 31, 1999) (the "Properties") aggregating more than 37.9 million net rentable square feet (including 15 properties under construction totaling approximately 4.5 million net rentable square feet). The Properties consist of 134 office properties, including 103 Class A office properties and 31 Research and Development properties; eight industrial properties; three hotels; and structured parking for 17,179 vehicles containing approximately 6.0 million square feet. In addition, the Company owns or controls 49 parcels of land totaling 558.3 acres (which will support approximately 10.6 million net rentable square feet of development). The Company considers Class A office properties to be centrally located buildings that are professionally managed and maintained, that attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings. The Company considers Research and Development properties to be properties that support office, research and development and other technical uses.

                             BOSTON PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

      Basis of Presentation

      The consolidated financial statements of the Company include all the accounts of the Company, its majority-owned Operating Partnership, and subsidiaries. All significant intercompany balances and transactions have been eliminated.

2. Summary of Significant Accounting Policies

Real Estate

      Real estate is stated at depreciated cost. The Company periodically reviews its properties to determine if its carrying costs will be recovered from future operating cash flows. If the Company determines that an impairment has occurred, those assets shall be reduced to fair value. No such impairment losses have been recognized to date.

      The cost of buildings and improvements include the purchase price of property, legal fees and acquisition costs. The costs of buildings under development include the capitalization of interest, property taxes and other costs incurred during the period of development.

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

      Depreciation is computed on the straight-line basis over the estimated useful lives of the assets as follows:

             Land improvements                        25 to 40 years
             Buildings and improvements               10 to 40 years
             Tenant improvements                      Shorter of useful life
                                                      or terms of related lease
             Furniture, fixtures, and equipment       3 to 7 years

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash on hand and investments with maturities of three months or less from the date of purchase. The majority of the Company's cash and cash equivalents are held at major commercial banks. The Company has not experienced any losses to date on its invested cash.

Escrows

      Escrows include amounts established pursuant to various agreements for security deposits, property taxes, insurance and other costs. At December 31, 2000, proceeds of $57.6 million from the permanent financing of a development property have been deposited into an escrow account and recorded in mortgage notes and bonds payable until the completion of construction on the development property, at which time the construction loan will be repaid and the proceeds will be available to the Company.

                             BOSTON PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

Investments in Securities

      The Company accounts for investments in securities of publicly traded companies in accordance with Statement of Financial Accounting Standard ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Investments" and has classified the securities as available-for-sale. Investments in securities of non-publicly traded companies are recorded at cost as they are not considered marketable under SFAS 115. As of December 31, 2000, the fair value of the investments in common stocks and warrants was approximately $7.0 million. The gross unrealized holding loss of approximately $11.7 million is included in accumulated other comprehensive loss on the consolidated balance sheets. At December 31, 1999, the investments in securities were reflected at cost in the consolidated balance sheet, as they were not considered marketable under SFAS No. 115.

Deferred Charges

      Deferred charges include leasing costs and financing fees. Fees and costs incurred in the successful negotiation of leases, including brokerage, legal and other costs have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Fees and costs incurred to obtain long-term financing have been deferred and are being amortized over the terms of the respective loans on a basis that approximates the effective interest method and are included with interest expense. Unamortized financing and leasing costs are charged to expense upon the early repayment of financing or upon the early termination of the lease. Fully amortized deferred charges are removed from the books upon the expiration of the lease or maturity of the debt.

Investments in Unconsolidated Joint Ventures

      The Company accounts for its investments in joint ventures, which it does not control, using the equity method of accounting. Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheets, and the Company's share of net income or loss from the joint ventures is included on the consolidated statements of operations.

      The Company serves as the development manager for the joint ventures currently under development. The profit on development fees received from joint ventures is recognized to the extent attributable to the outside interests in the joint ventures.

Offering Costs

      Underwriting commissions and offering costs have been reflected as a reduction of additional paid-in capital.

Dividends

      Earnings and profits, which determine the taxability of dividends to shareholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes primarily in the estimated useful lives used to compute depreciation. Dividends declared represented 100% ordinary income for federal income tax purposes for the

                             BOSTON PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

years ended December 31, 2000, 1999 and 1998.

Revenue Recognition

      Base rental revenue is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenue by $13,071, $17,044, and $18,510 for the years ended December 31, 2000, 1999 and 1998, respectively. Property operating cost reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs are recognized in the period the expenses are incurred.

      Accrued rental income represents rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements, net of an allowance for doubtful accounts.

      Development fees are recognized ratably over the period of development. Management fees are recognized as revenue as they are earned.

      The estimated fair value of warrants received in conjunction with communications license agreements are recognized over the ten-year effective terms of the license agreements.

Interest Expense and Interest Rate Protection Agreements

      Interest expense on fixed rate debt with predetermined periodic rate increases is computed using the effective interest method over the terms of the respective loans.

      The Company has entered into certain interest rate protection agreements to reduce the impact of changes in interest rates on its variable rate debt. Amounts paid for the agreements are amortized over the lives of the agreements on a basis that approximates the effective interest method.

Earnings Per Share

      Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS reflects the potential dilution that could occur from shares issuable through stock-based compensation including stock options, conversion of the minority interests in the Operating Partnership and conversion of the preferred stock of the Company.

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

Income Taxes

      The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year

                             BOSTON PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

ended December 31, 1997. As a result, the Company generally will not be subject to federal corporate income tax on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 95% of its annual taxable income (90% effective January 1, 2001). The Company's policy is to distribute 100% of its taxable income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

      To assist the Company in maintaining its status as a REIT, the Company leases its three in-service hotel properties, pursuant to leases with a participation in the gross receipts of such hotel properties, to a lessee ("ZL Hotel LLC") in which Messrs. Zuckerman and Linde, the Chairman of the Board and Chief Executive Officer, respectively, are the sole member-managers. Marriott International, Inc. manages these hotel properties under the Marriott(R) name pursuant to management agreements with the lessee. Rental revenue from these leases totaled approximately $38.1 million, $32.1 million and $25.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

      The net difference between the tax basis and the reported amounts of the Company's assets and liabilities is approximately $1.2 billion as of December 31, 2000 and 1999.

      Certain entities included in the Company's consolidated financial statements are subject to District of Columbia franchise taxes. Franchise taxes are recorded as operating expenses in the accompanying consolidated financial statements.

Reclassifications

      Certain prior-year balances have been reclassified in order to conform to current-year presentation.

Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include such items as depreciation, allowances for doubtful accounts and accrued rent. Actual results could differ from those estimates.

                             BOSTON PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

3.       Real Estate

         Real estate consisted of the following at December 31:

                                                           2000          1999
                                                       ----------    ----------
Land                                                   $  965,140    $  956,222
Land held for future development                          107,005       127,508
Buildings and improvements                              3,939,857     3,962,789
Tenant improvements                                       225,305       186,878
Furniture, fixtures and equipment                          57,994        38,537
Development in process                                    817,478       337,490
                                                       ----------    ----------
Total                                                   6,112,779     5,609,424
Less: Accumulated depreciation                           (586,719)     (470,591)
                                                       ----------    ----------
                                                       $5,526,060    $5,138,833
                                                       ==========    ==========

4.       Deferred Charges

         Deferred charges consisted of the following at December 31:

                                                           2000          1999
                                                         --------      --------
Leasing costs                                            $ 88,681      $ 69,530
Financing costs                                            51,453        33,954
                                                         --------      --------
                                                          140,134       103,484
Less: Accumulated amortization                            (62,815)      (49,751)
                                                         --------      --------
                                                         $ 77,319      $ 53,733
                                                         ========      ========

5. Investments in Unconsolidated Joint Ventures

      The investments in unconsolidated joint ventures consists of the following:

                                                                                       %
                      Entity                              Property                 Ownership
      ----------------------------------------     ------------------------       ------------
      One Freedom Square LLC                       One Freedom Square                 25%  (1)
      Square 407 LP                                Market Square North                50%
      The Metropolitan Square Associates LLC       Metropolitan Square                51%
      BP 140 Kendrick Street LLC                   140 Kendrick Street                25%  (1)
      BP/CRF 265 Franklin Street
        Holdings LLC                               265 Franklin Street                35%
      Discovery Square LLC                         Discovery Square     (2)           50%
      BP/CRF 901 New York Avenue LLC               901 New York Avenue  (3)           25%  (1)
      Two Freedom Square LLC                       Two Freedom Square   (2)           50%

      (1) Ownership can increase based on certain return hurdles
      (2) Property is currently under development
      (3) Land held for development

                             BOSTON PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

      The combined summarized financial information of the unconsolidated joint ventures are as follows:

                                                                      December 31,
                                                               -------------------------
      Balance Sheets                                             2000             1999
                                                               --------         --------
         Real estate and development in process, net           $640,688         $236,995
         Other assets                                            30,919           10,473
                                                               --------         --------
                Total assets                                   $671,607         $247,468
                                                               ========         ========

         Mortgage and construction loans payable               $446,520         $164,185
         Other liabilities                                       10,904            6,770
         Partners' equity                                       214,183           76,513
                                                               --------         --------
                Total liabilities and partners' equity         $671,607         $247,468
                                                               ========         ========
      Company's share of equity                                 $89,871          $36,518
                                                               ========         ========

      Statements of Operations (1)                               Year Ended December 31,
                                                               -------------------------
                                                                  2000             1999
                                                               --------         --------
      Total revenue                                             $42,754          $12,836
      Total expenses                                             37,978           10,383
                                                               --------         --------
      Net income                                                 $4,776           $2,453
                                                               ========         ========
      Company's share of net income                              $1,758             $468
                                                               ========         ========

      (1) There were no in-service joint ventures during the year ended December 31, 1998.

6. Mortgage Notes and Bonds Payable

      The Company had outstanding mortgage notes and bonds payable totaling $3,414,891 and $2,955,584 as of December 31, 2000 and 1999, respectively, each collateralized by one or more buildings and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through August 1, 2021.

      Fixed rate mortgage notes and bonds payable totaled approximately $3,010,760 and $2,820,650 at December 31, 2000 and 1999, respectively, with interest rates ranging from 6.40% to 8.59% (averaging 7.21% and 7.06% at December 31, 2000 and 1999, respectively).

      Variable rate mortgage notes payable (including construction loans payable) totaled approximately $404,131 and $134,934 at December 31, 2000 and 1999, respectively, with interest rates ranging from 1.00% above the London Interbank Offered Rate ("LIBOR") (6.57% and 5.82% at December 31, 2000 and 1999, respectively) to 2.00% above LIBOR.

      At December 31, 2000, the Company had hedge contracts totaling $450.0 million. The hedging agreements provide for a fixed interest rate when LIBOR is less than 5.76% and when LIBOR is greater than 6.35% or 7.95% for terms remaining from two to four years per the individual hedging agreements. In addition, the Company has an interest rate swap agreement for a total of $213.0 million which provides for a fixed interest rate of 6.0% through September 11, 2002.

      Mortgage notes payable aggregating approximately $190,492 and $207,132 at December

                             BOSTON PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

31, 2000 and 1999, respectively, are subject to periodic scheduled interest rate increases. Interest expense for these mortgage notes payable is computed using the effective interest method. Mortgage notes payable aggregating approximately $224,818 and $320,110 at December 31, 2000 and 1999, respectively, have been accounted for at their fair value on the date the mortgage loans were assumed. The impact of using these accounting methods decreased interest expense by $3,579, $4,742 and $2,656 for the years ended December 31, 2000, 1999 and 1998, respectively. The cumulative liability related to these accounting methods was $9,642 and $13,575 at December 31, 2000 and 1999, respectively, and is included in mortgage notes and bonds payable.

      Combined aggregate principal payments of mortgage notes and bonds payable at December 31, 2000 are as follows:

      2001                               $  193,947
      2002                               $  306,223
      2003                               $  434,342
      2004                               $  134,964
      2005                               $  269,378
      Thereafter                         $2,076,037

7. Unsecured Line of Credit

      As of December 31, 2000, the Company has an agreement for a $605,000 unsecured revolving credit facility (the "Unsecured Line of Credit") maturing in March 2003. Outstanding balances under the Unsecured Line of Credit currently bear interest at a floating rate based on an increase over Eurodollar from 105 to 170 basis points, depending upon the Company's applicable leverage ratio, or the lender's prime rate. The Unsecured Line of Credit requires monthly payments of interest only.

      The outstanding balance of the Unsecured Line of Credit was $0 and $366,000 at December 31, 2000 and 1999, respectively. The weighted average balance outstanding was approximately $233,052 and $256,685 during the year ended December 31, 2000 and 1999, respectively. The weighted-average interest rate on amounts outstanding was approximately 7.65% and 6.50% during the year ended December 31, 2000 and 1999, respectively.

      The Company's ability to borrow under the Unsecured Line of Credit is subject to the Company's ongoing compliance with a number of financial and other covenants, including, but not limited to, maintaining a certain ratio of secured indebtedness to total asset value, as defined.

8. Commitments and Contingencies

Concentrations of Credit Risk

      Management of the Company performs ongoing credit evaluations of tenants and may require tenants to provide some form of credit support such as corporate guarantees and/or other financial guarantees. Although the Company's properties are geographically diverse and the tenants operate in a variety of industries, to the extent the Company has a significant

                             BOSTON PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

concentration of rental revenue from any single tenant, the inability of that tenant to make its lease payments could have an adverse effect on the Company.

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

                             BOSTON PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

      In February 1999, an affiliate of the Company acquired from Exxon Corporation a property in Massachusetts that was formerly used as a petroleum bulk storage and distribution facility and was known by the state regulatory authority to contain soil and groundwater contamination. The Company anticipates development of an office park on the property. Pursuant to the property acquisition agreement, Exxon has agreed to (1) bear the liability arising from releases or discharges of oil and hazardous substances which occurred at the site prior to the Company's ownership, (2) continue remediating such releases and discharges as necessary and appropriate to comply with applicable requirements, and (3) indemnify the purchaser for certain losses arising from preexisting site conditions, including up to $500,000 for the premium costs associated with construction-related management of contaminated soil not otherwise subject to remediation by Exxon. Any indemnity claim may be subject to various defenses. The affiliate has engaged a specially licensed environmental consultant to perform necessary pre-construction assessment activities and to oversee the management of contaminated soil that may be disturbed in the course of construction.

      The Company expects that any resolution of the environmental matters relating to the above will not have a material impact on the financial position, results of operations or liquidity of the Company.

Development

      The Company has entered into contracts for the construction and renovation of properties currently under construction. Commitments under these arrangements totaled approximately $677,654 and $759,501 at December 31, 2000 and 1999, respectively.

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

9. Minority Interests

      Minority interests primarily relate to the interests of the Company in the Operating Partnership. As of December 31, 2000, the minority interest in the Operating Partnership consisted of 23,862,206 OP Units and 9,357,536 Preferred Units held by parties other than the Company.

      On March 1, 2000, the Operating Partnership issued 577,817 OP Units valued at approximately $17.5 million in connection with the acquisition of three office properties at Carnegie Center in Princeton, New Jersey.

                             BOSTON PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

      On June 19, 2000, the Operating Partnership issued 82,215 OP Units valued at approximately $3.0 million in connection with the acquisition of a land parcel in Chelmsford, Massachusetts.

      On December 11, 2000, the Operating Partnership issued 650,876 Series Z Preferred Units of limited partnership of the Operating Partnership (the "Series Z Preferred Units"), valued at approximately $24.2 million, in connection with the acquisition of a 3.7-acre site known as the Plaza at Almaden in San Jose, California.

      The Preferred Units at December 31, 2000 consist of 2,493,529 Series One Preferred Units of limited partnership in the Operating Partnership (the "Series One Preferred Units"), which bear a preferred distribution of 7.25% per annum on a liquidation preference of $34.00 per unit and are convertible into OP Units at a rate of $38.25 per Preferred Unit; 6,213,131 Series Two and Three Preferred Units of limited partnership in the Operating Partnership (the "Series Two and Three Preferred Units"), which bear a preferred distribution at an increasing rate, ranging from 5.00% to 7.00% per annum on a liquidation preference of $50.00 per unit and are convertible into OP Units at a rate of $38.10 per Preferred Unit; and 650,876 Series Z Preferred Units, which bear distributions at a rate ranging from zero to the distribution rate of an OP Unit, with a liquidation preference of $37.25 per unit and are convertible into OP Units at a rate equal to the greater of (1) one for one or (2) $37.25 divided by the fair market value of an OP Unit. Distributions to holders of Preferred Units are recognized on a straight-line basis that approximates the effective interest method.

10. Redeemable Preferred Stock and Stockholders' Equity

      On August 22, 2000, the Company issued 439,059 unregistered shares of Common Stock for approximately $18.2 million, in connection with its acquisition of the remaining 50% interest in the development rights associated with the Prudential Center in Boston, Massachusetts.

      On October 31, 2000, the Company completed a public offering of 17,110,000 shares of Common Stock at a price per share to the public of $39.0625 (including 2,110,000 shares issued as a result of the exercise of an overallotment option by the underwriters on November 2, 2000), resulting in net proceeds to the Company, net of underwriter's discount and offering costs, of approximately $633.8 million.

      As of December 31, 2000, the Company had 86,630,089 shares of Common Stock and 2,000,000 shares of Series A Convertible Redeemable Preferred Stock (the "Preferred Stock") outstanding. The Preferred Stock bears a preferred dividend at an increasing rate, ranging from 5.00% to 7.00% per annum on a liquidation preference of $50.00 per share and are convertible into Common Stock at a rate of $38.10 per share. The preferred dividend is recognized on a straight-line basis that approximates the effective interest method. These shares of Preferred Stock are not classified as equity in certain instances as they are convertible into shares of Common Stock at the election of the holder after December 31, 2002 or are redeemable for cash at the election of the holder in six annual tranches commencing on May 12, 2009.

                             BOSTON PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

11. Future Minimum Rents

      The Properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2001 to 2029. The future minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of December 31, 2000, under non-cancelable operating leases, are as follows:

          Years Ending December 31,
               (in thousands)

      2001                $  706,952
      2002                   696,506
      2003                   679,060
      2004                   623,224
      2005                   547,914
      Thereafter           2,509,988

      The geographic concentration of the future minimum lease payments to be received is detailed as follows:

      Location                          (in thousands)
      ------------------               --------------
      Greater Boston                     $1,243,948
      Greater Washington, DC              1,532,001
      New Jersey and Pennsylvania           382,014
      Midtown Manhattan                   1,651,524
      Greater San Francisco                 954,157

      No one tenant represented more than 10.0% of the Company's total rental income for the years ended December 31, 2000, 1999 and 1998.

12. Segment Reporting

      The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which classifies its operations by both geographic area and property type. The Company's reportable segments by geographic area are: Greater Boston, Greater Washington, DC, Midtown Manhattan, Greater San Francisco, and New Jersey and Pennsylvania. Segments by property type include: Class A Office, R&D, Industrial, Hotel and Garage.

      Asset information by reportable segment is not reported, since the Company does not use this measure to assess performance; therefore, the depreciation and amortization expenses are not allocated among segments. Development and management services revenue, interest and other revenue, general and administrative expenses and interest expense are not included in operating

                             BOSTON PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

income, as the internal reporting addresses these on a corporate level.

Information by Geographic Area and Property Type:
For the year ended December 31, 2000:

                                                                                                      New Jersey
                           Greater            Greater            Midtown          Greater San            and
                            Boston         Washington, DC       Manhattan          Francisco         Pennsylvania           Total
Rental Revenue:
  Class A                  $187,426           $212,512           $141,400           $182,657            $59,442           $783,437
  R&D                         5,912             19,846                  0              1,851                  0             27,609
  Industrial                  1,921              1,348                  0              1,736                714              5,719
  Hotels                     38,703                  0                  0                  0                  0             38,703
  Garage                      3,474                  0                  0                  0                  0              3,474
         Total              237,436            233,706            141,400            186,244             60,156            858,942
% of Grand Totals             27.64%             27.21%             16.46%             21.68%              7.01%            100.00%

Rental Expenses:
  Class A                    66,688             56,078             47,537             62,940             18,255            251,498
  R&D                         2,315              3,498                  0                334                  0              6,147
  Industrial                    553                452                  0                224                117              1,346
  Hotels                      4,694                  0                  0                  0                  0              4,694
  Garage                      1,016                  0                  0                  0                  0              1,016
         Total               75,266             60,028             47,537             63,498             18,372            264,701
% of Grand Totals             28.43%             22.68%             17.96%             23.99%              6.94%            100.00%

Net Operating Income       $162,170           $173,678            $93,863           $122,746            $41,784           $594,241
% of Grand Totals             27.29%             29.23%             15.79%             20.66%              7.03%            100.00%

For the year ended December 31, 1999:

                                                                                                      New Jersey
                           Greater            Greater            Midtown          Greater San            and
                            Boston         Washington, DC       Manhattan          Francisco         Pennsylvania           Total

Rental Revenue:
  Class A                  $159,661           $202,323           $136,814           $158,127            $41,852           $698,777
  R&D                         5,892             18,727                  0              1,672                  0             26,291
  Industrial                  1,671              1,433                  0              1,220                675              4,999
  Hotels                     32,902                  0                  0                  0                  0             32,902
  Garage                      2,448                  0                  0                  0                  0              2,448
         Total              202,574            222,483            136,814            161,019             42,527            765,417
% of Grand Totals             26.47%             29.06%             17.87%             21.04%              5.56%            100.00%

Rental Expenses:
  Class A                    62,676             55,346             46,938             59,076             12,695            236,731
  R&D                         1,744              3,568                  0                381                  0              5,693
  Industrial                    506                450                  0                215                 83              1,254
  Hotels                      4,773                  0                  0                  0                  0              4,773
  Garage                        817                  0                  0                  0                  0                817
         Total               70,516             59,364             46,938             59,672             12,778            249,268
% of Grand Totals             28.28%             23.82%             18.83%             23.94%              5.13%            100.00%

Net Operating Income       $132,058           $163,119            $89,876           $101,347            $29,749           $516,149
% of Grand Totals             25.59%             31.60%             17.41%             19.64%              5.76%            100.00%

                             BOSTON PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

For the year ended December 31, 1998:

                                                                                                      New Jersey
                           Greater            Greater            Midtown          Greater San            and
                            Boston         Washington, DC       Manhattan          Francisco         Pennsylvania           Total
Rental Revenue:
  Class A                   $94,284           $169,882           $129,644            $18,914            $17,407           $430,131
  R&D                         5,955             17,121                  0              1,502                  0             24,578
  Industrial                  1,611              1,431                  0              1,349                789              5,180
  Hotels                     25,944                  0                  0                  0                  0             25,944
  Garage                      1,744                  0                  0                  0                  0              1,744
         Total              129,538            188,434            129,644             21,765             18,196            487,577
% of Grand Totals             26.57%             38.65%             26.59%              4.46%              3.73%            100.00%

Rental Expenses:
  Class A                    36,591             45,156             44,787              7,099              5,663            139,296
  R&D                         1,808              3,644                  0                395                  0              5,847
  Industrial                    525                316                  0                305                107              1,253
  Hotels                      3,562                  0                  0                  0                  0              3,562
  Garage                        532                  0                  0                  0                  0                532
         Total               43,018             49,116             44,787              7,799              5,770            150,490
% of Grand Totals             28.59%             32.64%             29.76%              5.18%              3.83%            100.00%

Net Operating Income        $86,520           $139,318            $84,857            $13,966            $12,426           $337,087
% of Grand Totals             25.67%             41.33%             25.17%              4.14%              3.69%            100.00%

      The following is a reconciliation of net operating income to income before minority interests and joint venture income:

                                                               2000            1999           1998
                                                             --------        --------       --------
      Net operating income                                   $594,241        $516,149       $337,087

      Add:
        Development and management services                    11,837          14,708         12,411
        Interest and other                                      8,574           6,439         13,859

      Less:
        General and administrative                             35,659          29,455         22,504
        Interest expense                                      217,064         205,410        124,860
        Depreciation and amortization                         133,150         120,059         75,418
                                                             --------        --------       --------
      Income before minority interests and joint
        venture income                                       $228,779        $182,372       $140,575
                                                             ========        ========       ========

13. Gain on Sale of Real Estate and Extraordinary Items

      The Company realized a loss of $0.2 million (net of minority interest share of $0.1 million) for the year ended December 31, 2000 related to the sales of various properties. The Company realized a gain of $6.5 million (net of minority interest share of $2.2 million) for the year ended December 31, 1999 from the sale of a property.

      The Company incurred an extraordinary loss of $0.3 million (net of minority interest share of $0.1 million) for the year ended December 31, 2000 from the write-off of unamortized deferred financing costs related to the early extinguishment of a mortgage note payable. The Company incurred an extraordinary loss of $5.5 million (net of minority interest share of $2.2

                             BOSTON PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

million) for the year ended December 31, 1998 primarily related to fees incurred in connection with the repayment of certain mortgage notes payable in connection with a property acquisition.

14. Earnings Per Share

      Earnings per share is computed as follows:

                                                                       For the year ended December 31, 2000

                                                                    Income                Shares           Per Share
                                                                  (Numerator)          (Denominator)         Amount
                                                                  -----------          -------------         ------
Basic Earnings Per Share:

    Income available to common shareholders                          $146,426               71,424             $2.05

Effect of Dilutive Securities:

    Stock Options and other                                                --                1,317              (.04)
                                                          ----------------------------------------------------------
Diluted Earnings Per Share:

    Income available to common shareholders                          $146,426               72,741             $2.01
                                                          ==========================================================

                                                                       For the year ended December 31, 1999

                                                                    Income                Shares           Per Share
                                                                  (Numerator)          (Denominator)         Amount
                                                                  -----------          -------------         ------
Basic Earnings Per Share:

    Income available to common shareholders                          $113,947               66,235             $1.72

Effect of Dilutive Securities:

    Stock Options                                                          --                  541              (.01)
                                                          ----------------------------------------------------------
Diluted Earnings Per Share:

    Income available to common shareholders                          $113,947               66,776             $1.71
                                                          ==========================================================

                                                                       For the year ended December 31, 1998

                                                                    Income                Shares           Per Share
                                                                  (Numerator)          (Denominator)         Amount
                                                                  -----------          -------------         ------

Basic Earnings Per Share:

    Income available to common shareholders                           $93,112               60,776             $1.53

Effect of Dilutive Securities:

    Stock Options                                                          --                  532              (.01)
                                                          ----------------------------------------------------------
Diluted Earnings Per Share:

    Income available to common shareholders                           $93,112               61,308             $1.52
                                                          ==========================================================

                             BOSTON PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

15. Employee Benefit Plan

      Effective January 1, 1985, the predecessor to the Company adopted a 401(k) Savings Plan (the "Plan") for its employees. Under the Plan, as amended, employees as defined, are eligible to participate in the Plan after they have completed three months of service. In addition, participants may elect to make an after-tax contribution of up to 10% of their wages. Upon formation, the Company adopted the Plan and the terms of the Plan.

      In November 1999, the Company amended the Plan by increasing the Company's matching contribution to 200% of the first 3% from 200% of the first 2% of participant's pay contributed (utilizing pay that is not in excess of $100) and by eliminating the vesting requirement. The effective date of these changes was January 1, 2000.

      The Plan provides that matching employer contributions are to be determined at the discretion of the Company. The Company's matching contribution for the years ended December 31, 2000, 1999 and 1998 was $1,702, $889 and $583, respectively.

16. Stock Option and Incentive Plan

      The Company has established a stock option and incentive plan for the purpose of attracting and retaining qualified executives and rewarding them for superior performance in achieving the Company's business goals and enhancing stockholder value.

      Under the plan, the number of shares available for option grant is 14,699,162 shares plus as of the first day of each calendar quarter after January 1, 2000, 9.5% of any net increase since the first day of the preceding calendar quarter in the total number of shares of Common Stock outstanding, on a fully converted basis (excluding Preferred Stock). The strike price on the shares granted is equal to the market price of the Company's Common Stock on the grant date. Shares granted under the plan vest over three or five years. The term of each option is ten years from the date of grant.

      During the year ended December 31, 2000, the Company issued 34,822 shares of restricted stock valued at approximately $1.0 million ($30.4375 per share). The restricted stock vests over a five-year period, with one-fifth of the shares vesting each year and has been recognized net of amortization as unearned compensation on the consolidated balance sheets. There was no restricted stock issued prior to the year 2000.

      A summary of the status of the Company's stock options as of December 31, 2000, 1999 and 1998 and changes during the years ended December 31, 2000, 1999 and 1998 are presented below:

                             BOSTON PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

                                                           Weighted Average
                                                Shares      Exercise Price
                                                ------      --------------
      Outstanding at January 1, 1998           2,284,100        $25.00

      Granted                                  3,621,663        $34.13

      Exercised                                   (1,034)       $25.00

      Canceled                                   (66,779)       $31.61
                                               ---------        ------
      Outstanding at December 31, 1998         5,837,950        $30.58

      Granted                                  1,777,408        $33.20

      Exercised                                  (24,023)       $25.87

      Canceled                                   (35,877)       $33.38
                                               ---------        ------
      Outstanding at December 31, 1999         7,555,458        $31.20

      Granted                                  1,072,750        $30.60

      Exercised                                 (511,281)       $30.59

      Canceled                                   (15,245)       $33.20
                                               ---------        ------
      Outstanding at December 31, 2000         8,101,682        $31.15
                                               =========        ======

      The per share weighted average fair value of options granted was $3.79, $3.98 and $5.49 for the years ended December 31, 2000, 1999 and 1998, respectively. The per share fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2000, 1999 and 1998.

                                                   2000                  1999                  1998
                                               --------------        -------------         --------------
Dividend yield                                       6.90%                   6.08%                  4.80%
Expected life of option                           6 Years                 6 Years                6 Years
Risk-free interest rate                              6.51%                   5.07%                  5.58%
Expected stock price volatility                        20%                     20%                    20%

      The following table summarizes information about stock options outstanding at December 31, 2000:

                                     Options Outstanding                            Options Exercisable
                                     -------------------                            -------------------

                          Number       Weighted Average                           Number            Weighted
   Range of           Outstanding at       Remaining      Weighted Average    Exercisable at        Average
Exercise Prices         12/31/00       Contractual Life    Exercise Price        12/31/00        Exercise Price
---------------         --------       ----------------    --------------        --------        --------------
$25.00 - $36.81         8,101,682            7.47              $31.15            3,397,714           $32.11

                             BOSTON PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

      The Company applies Accounting Practice Bulletin 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized.

      The compensation cost under SFAS 123 for the stock performance-based plan would have been $11,993, $10,443 and $6,847 for the years ended December 31, 2000, 1999 and 1998, respectively. Had compensation cost for the Company's grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income, and net income per common share for 2000, 1999 and 1998 would approximate the pro forma amounts below:

                                            2000        1999        1998
                                          --------    --------     -------
Net income                                $134,433    $103,504     $86,265
Net income per common share - basic       $   1.88    $   1.56     $  1.42
Net income per common share - diluted     $   1.85    $   1.55     $  1.41

      The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to future anticipated awards.

17. Employee Stock Purchase Plan

      The Company adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the "Stock Purchase Plan") to encourage the ownership of Common Stock by eligible employees. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase at the end of the biannual purchase periods shares of Common Stock for 85% of the average closing price during the valuation period, as defined. The Company issued 11,105 and 5,115 shares under the Stock Purchase Plan as of December 31, 2000 and 1999, respectively. No shares were issued in 1998.

18. Selected Interim Financial Information (unaudited)

                                                                              2000 Quarter Ended
                                                 ------------------------------------------------------------------------

                                                    March 31,            June 30,        September 30,       December 31,
                                                 ------------------------------------------------------------------------
Total revenue                                        $210,254            $217,259           $223,313           $228,527
Income before minority interest in
Operating Partnership                                  50,172              56,419             58,404             64,610
Income before gain on sale                             32,620              37,030             38,777             45,139
Net income available to common
shareholders                                           30,977              35,684             36,530             43,235
Income before gain on sale per share
- basic                                                   .46                 .52                .54                .54
Income before gain on sale per share
- diluted                                                 .45                 .51                .53                .52

                             BOSTON PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

                                                                              1999 Quarter Ended
                                                 ------------------------------------------------------------------------

                                                    March 31,            June 30,        September 30,       December 31,
                                                 ------------------------------------------------------------------------
Total revenue                                        $187,640            $191,640           $202,137           $205,147
Income before minority interest in
Operating Partnership                                  41,485              45,410             45,270             46,061
Income before gain on sale                             25,773              28,905             29,022             29,609
Net income available to common
shareholders                                           24,934              27,223             27,418             34,372
Income before gain on sale per share
- basic                                                   .39                 .42                .40                .41
Income before gain on sale per share
- diluted                                                 .39                 .41                .40                .41

19. Newly Issued Accounting Standard

      As of January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138 ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company's consolidated balance sheets at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS No. 133 are required to be reported in earnings. For derivatives designated as hedging instruments in qualifying cash flow hedges, the effective portion of changes in fair value of the derivatives are recognized in accumulated other comprehensive loss until the forecasted transactions occur and the ineffective portions are recognized in earnings.

      The nature of the Company's derivatives includes investments in warrants to purchase shares of common stock of other companies and interest rate agreements to protect against changes in interest rates for variable rate debt. Based on the terms of the warrant agreements, the warrants meet the definition of a derivative and accordingly must be marked to fair value through earnings. The Company has been recording the warrants at fair value through accumulated other comprehensive loss as available-for-sale securities under SFAS No. 115. The Company estimates that, upon adoption of SFAS No. 133, it will reclass approximately $6.8 million, the fair value of the warrants, from accumulated other comprehensive loss to a cumulative effect of a change in accounting principle. The Company's interest rate protection agreements will be designated as hedging instruments in qualifying cash flow hedges. As such, the Company estimates that upon adoption of SFAS No. 133, it will record an asset of approximately $0.2 million and record a liability of approximately $11.4 million for the fair values of these agreements. The offset for these entries will be to a cumulative effect of a change in accounting principle and accumulated other comprehensive loss, respectively. Finally, the Company estimates it will write-off deferred charges of approximately $1.6 million as a cumulative effect of a change in accounting principle.

                             Boston Properties, Inc.
              Schedule 3 - Real Estate and Accumulated Depreciation
                                December 31, 2000
                             (dollars in thousands)



Property Name                    Type         Location          Encumbrances        Land
-------------                    ----         --------          ------------        ----
Embarcadero Center              Office     San Francisco, CA        $711,325       $211,297
Prudential Center               Office     Boston, MA                367,937         77,850
Carnegie Center                 Office     Princeton, NJ             153,611        100,434
280 Park Avenue                 Office     New York, NY              270,000        125,288
599 Lexington Avenue            Office     New York, NY              225,000         81,040
875 Third Avenue                Office     New York, NY              150,959         74,880
Riverfront Plaza                Office     Richmond, VA              115,647         18,000
100 East Pratt Street           Office     Baltimore, MD              91,851         27,562
Gateway Center                  Office     San Francisco, CA          89,888         21,516
Reservoir Place                 Office     Waltham, MA                73,858         18,207
Democracy Center                Office     Bethesda, MD              107,717         12,550
Two Independence Square         Office     Washington, DC            116,377         14,053
One and Two Reston Overlook     Office     Reston, VA                 68,190         16,456
NIMA Building                   Office     Reston, VA                 21,495         10,567
Lockheed Martin Building        Office     Reston, VA                 26,289         10,210
Candler Building                Office     Baltimore, MD                   -         12,500
One Independence Square         Office     Washington, DC             74,114          9,356
2300 N Street                   Office     Washington, DC             66,000         16,509
Reston Corporate Center         Office     Reston, VA                 24,809          9,135
Capital Gallery                 Office     Washington, DC             57,161          4,725
191 Spring Street               Office     Lexington, MA              22,797          2,850
1301 New York Avenue            Office     Washington, DC             32,710          9,250
200 West Street                 Office     Waltham, MA                     -         16,148
Sumner Square                   Office     Washington, DC             28,298            624
University Place                Office     Cambridge, MA              25,253              -
500 E Street                    Office     Washington, DC                  -            109
One Cambridge Center            Office     Cambridge, MA                   -            134
Orbital Sciences, Phase One     Office     Dulles, VA                 25,761          3,150
Eight Cambridge Center          Office     Cambridge, MA              28,412            921
Ten Cambridge Center            Office     Cambridge, MA              35,741          1,299
Newport Office Park             Office     Quincy, MA                  5,923          3,500
Bedford Business Park           Office     Bedford, MA                21,717            534

                                                   Costs
                                                Capitalized
                                                Subsequent                                    Land
                                                    to         Land and    Building and     Held for
Property Name                        Building   Acquisition  Improvements  Improvements    Development
-------------                        --------   -----------  ------------  ------------    -----------
Embarcadero Center                   $996,442       $37,979      $212,149    $1,033,569        $     -
Prudential Center                     443,180       234,421        77,850       479,060         28,095
Carnegie Center                       340,259        14,814       107,415       338,486              -
280 Park Avenue                       201,115        31,912       125,288       233,027              -
599 Lexington Avenue                  100,507        71,381        81,040       171,888              -
875 Third Avenue                      139,151         7,756        74,880       146,907              -
Riverfront Plaza                      156,733           827        18,274       157,286              -
100 East Pratt Street                 109,662         2,515        27,562       112,177              -
Gateway Center                         86,395        14,517        22,290        87,537            193
Reservoir Place                        88,018         5,130        18,207        93,148              -
Democracy Center                       50,015        24,735        13,689        73,611              -
Two Independence Square                59,883         9,171        15,039        68,068              -
One and Two Reston Overlook            66,192             -        16,456        66,192              -
NIMA Building                          67,431             2        10,567        67,433              -
Lockheed Martin Building               58,884             -        10,210        58,884              -
Candler Building                       48,734         1,166        12,555        49,845              -
One Independence Square                33,701        17,504         9,634        50,927              -
2300 N Street                          22,415        13,284        16,509        35,699              -
Reston Corporate Center                41,398           748         9,135        42,146              -
Capital Gallery                        29,560        14,507         4,730        44,062              -
191 Spring Street                      27,166        18,775         2,850        45,941              -
1301 New York Avenue                   18,750        16,961         9,250        35,711              -
200 West Street                        24,983             5        16,148        24,988              -
Sumner Square                          28,745        10,349           958        38,760              -
University Place                       37,091           973            27        38,037              -
500 E Street                           22,420        11,448         1,569        32,408              -
One Cambridge Center                   25,110         7,200           134        32,310              -
Orbital Sciences, Phase One            26,229            18         3,150        26,247              -
Eight Cambridge Center                 25,042           262         1,101        25,124              -
Ten Cambridge Center                   12,943         7,593         1,868        19,967              -
Newport Office Park                    18,208            22         3,500        18,230              -
Bedford Business Park                   3,403        16,135           534        19,538              -

                                   Development
                                      and                                    Year(s)
                                  Construction               Accumulated      Built         Depreciable
Property Name                      in Progress     Total     Depreciation   Renovated      Lives (Years)
-------------                      -----------     -----     ------------   ---------      -------------
Embarcadero Center                    $      -   $1,245,718       $57,032   1924/1989           (1)
Prudential Center                      170,446      755,451        29,552   1965/1993           (1)
Carnegie Center                          9,606      455,507        17,414   1983-1999           (1)
280 Park Avenue                              -      358,315        20,698   1968/95-96          (1)
599 Lexington Avenue                         -      252,928        79,874   1986                (1)
875 Third Avenue                             -      221,787        10,833   1982                (1)
Riverfront Plaza                             -      175,560        11,372   1990                (1)
100 East Pratt Street                        -      139,739         9,454   1975/1991           (1)
Gateway Center                          12,408      122,428         2,938   1984/1986           (1)
Reservoir Place                              -      111,355         5,184   1955/1987           (1)
Democracy Center                             -       87,300        28,590   1985-88/94-96       (1)
Two Independence Square                      -       83,107        16,791   1992                (1)
One and Two Reston Overlook                  -       82,648         2,455   1999                (1)
NIMA Building                                -       78,000         4,917   1987/1988           (1)
Lockheed Martin Building                     -       69,094         4,293   1987/1988           (1)
Candler Building                             -       62,400         2,832   1911/1990           (1)
One Independence Square                      -       60,561        16,958   1991                (1)
2300 N Street                                -       52,208        13,094   1986                (1)
Reston Corporate Center                      -       51,281         3,105   1984                (1)
Capital Gallery                              -       48,792        21,395   1981                (1)
191 Spring Street                            -       48,791        15,093   1971/1995           (1)
1301 New York Avenue                         -       44,961         1,938   1983/1998           (1)
200 West Street                              -       41,136         1,270   1999                (1)
Sumner Square                                -       39,718         1,452   1985                (1)
University Place                             -       38,064         2,327   1985                (1)
500 E Street                                 -       33,977        15,328   1987                (1)
One Cambridge Center                         -       32,444        11,909   1987                (1)
Orbital Sciences, Phase One                  -       29,397           526   2000                (1)
Eight Cambridge Center                       -       26,225           986   1999                (1)
Ten Cambridge Center                         -       21,835         7,479   1990                (1)
Newport Office Park                          -       21,730         1,594   1988                (1)
Bedford Business Park                        -       20,072         8,606   1980                (1)

                             Boston Properties, Inc.
              Schedule 3 - Real Estate and Accumulated Depreciation
                                December 31, 2000
                             (dollars in thousands)

Property Name                    Type         Location          Encumbrances        Land
-------------                    ----         --------          ------------        ----
201 Spring Street               Office     Lexington, MA                   -          2,849
10 and 20 Burlington Mall
Road                            Office     Burlington, MA             16,613            930
Montvale Center                 Office     Gaithersburg, MD            7,564          1,574
Fullerton Square                Office     Springfield, VA                 -          3,045
The Arboretum                   Office     Reston, VA                      -          2,850
Three Cambridge Center          Office     Cambridge, MA                   -            174
Lexington Office Park           Office     Lexington, MA                   -            998
181 Spring Street               Office     Lexington, MA                   -          1,066
Sugarland Business Park         Office     Herndon, VA                     -          1,569
Decoverly Three                 Office     Rockville, MD                   -          2,650
Decoverly Two                   Office     Rockville, MD                   -          1,994
7700 Boston Boulevard,
Building Twelve                 Office     Springfield, VA                 -          1,105
7501 Boston Boulevard,
Building Seven                  Office     Springfield, VA                 -            665
91 Hartwell Avenue              Office     Lexington, MA              11,322            784
92-100 Hayden Avenue            Office     Lexington, MA               9,065            594
195 West Street                 Office     Waltham, MA                     -          1,611
Waltham Office Center           Office     Waltham, MA                     -            422
Eleven Cambridge Center         Office     Cambridge, MA                   -            121
7435 Boston Boulevard,
Building One                    Office     Springfield, VA                 -            392
170 Tracer Lane                 Office     Waltham, MA                     -            398
7450 Boston Boulevard,
Building Three                  Office     Springfield, VA                 -          1,165
8000 Grainger Court,
Building Five                   Office     Springfield, VA                 -            366
Fourteen Cambridge Center       Office     Cambridge, MA                   -            110
32 Hartwell Avenue              Office     Lexington, MA                   -            168
7600 Boston Boulevard,
Building Nine                   Office     Springfield, VA                 -            127
7601 Boston Boulevard,
Building Eight                  Office     Springfield, VA                 -            200
7500 Boston Boulevard,
Building Six                    Office     Springfield, VA                 -            138
33 Hayden Avenue                Office     Lexington, MA                   -            266
8000 Corporate Court,
Building Eleven                 Office     Springfield, VA                 -            136
7375 Boston Boulevard,
Building Ten                    Office     Springfield, VA                 -             23
7451 Boston Boulevard,
Building Two                    Office     Springfield, VA                 -            249
204 Second Avenue               Office     Waltham, MA                     -             37
7374 Boston Boulevard,
Building Four                   Office     Springfield, VA                 -            241

                                                 Costs
                                              Capitalized
                                               Subsequent                                    Land
                                                   to         Land and    Building and     Held for
Property Name                       Building   Acquisition  Improvements  Improvements    Development
-------------                       --------   -----------  ------------  ------------    ------------
201 Spring Street                     15,303            63         2,849        15,366              -
10 and 20 Burlington Mall
Road                                   6,928         9,320           938        16,240              -
Montvale Center                        9,786         4,361         2,399        13,322              -
Fullerton Square                      11,522           622         3,045        12,144              -
The Arboretum                          9,025         2,380         2,850        11,405              -
Three Cambridge Center                12,200         1,257           174        13,457              -
Lexington Office Park                  1,426        11,088         1,073        12,439              -
181 Spring Street                      9,520         1,924         1,066        11,444              -
Sugarland Business Park                5,955         4,108         1,569        10,063              -
Decoverly Three                        8,465            40         2,650         8,505              -
Decoverly Two                          8,814            94         1,994         8,908              -
7700 Boston Boulevard,
Building Twelve                        9,077           259         1,105         9,336              -
7501 Boston Boulevard,
Building Seven                         9,273             9           665         9,282              -
91 Hartwell Avenue                     6,464         2,420           784         8,884              -
92-100 Hayden Avenue                   6,748         2,229           594         8,977              -
195 West Street                        6,652           622         1,611         7,274              -
Waltham Office Center                  2,719         5,290           425         8,006              -
Eleven Cambridge Center                5,535         2,316           121         7,851              -
7435 Boston Boulevard,
Building One                           3,822         2,277           486         6,005              -
170 Tracer Lane                        4,601         1,396           418         5,977              -
7450 Boston Boulevard,
Building Three                         4,681           248         1,327         4,767              -
8000 Grainger Court,
Building Five                          4,282           995           453         5,190              -
Fourteen Cambridge Center              4,483           569           110         5,052              -
32 Hartwell Avenue                     1,943         2,741           168         4,684              -
7600 Boston Boulevard,
Building Nine                          2,839         1,743           189         4,520              -
7601 Boston Boulevard,
Building Eight                           878         3,506           378         4,206              -
7500 Boston Boulevard,
Building Six                           3,749           323           273         3,937              -
33 Hayden Avenue                       3,234           181           266         3,415              -
8000 Corporate Court,
Building Eleven                        3,071           153           271         3,089              -
7375 Boston Boulevard,
Building Ten                           2,685           630            47         3,291              -
7451 Boston Boulevard,
Building Two                           1,542         1,510           535         2,766              -
204 Second Avenue                      2,402           822            37         3,224              -
7374 Boston Boulevard,
Building Four                          1,605           439           303         1,982              -

                                 Development
                                    and                                   Year(s)
                                Construction               Accumulated     Built                Depreciable
Property Name                    in Progress     Total     Depreciation   Renovated            Lives (Years)
-------------                    -----------     -----     ------------   ---------            -------------
201 Spring Street                          -       18,215         1,620   1997                     (1)
10 and 20 Burlington Mall
Road                                       -       17,178         6,829   1984-1989/95-96          (1)
Montvale Center                            -       15,721         5,462   1987                     (1)
Fullerton Square                           -       15,189           866   1987                     (1)
The Arboretum                              -       14,255           709   1999                     (1)
Three Cambridge Center                     -       13,631         4,522   1987                     (1)
Lexington Office Park                      -       13,512         5,661   1982                     (1)
181 Spring Street                          -       12,510           264   1999                     (1)
Sugarland Business Park                    -       11,632         1,517   1986/1997                (1)
Decoverly Three                            -       11,155           548   1989                     (1)
Decoverly Two                              -       10,902           656   1987                     (1)
7700 Boston Boulevard,
Building Twelve                            -       10,441           902   1997                     (1)
7501 Boston Boulevard,
Building Seven                             -        9,947           772   1997                     (1)
91 Hartwell Avenue                         -        9,668         4,040   1985                     (1)
92-100 Hayden Avenue                       -        9,571         3,521   1985                     (1)
195 West Street                            -        8,885         2,142   1990                     (1)
Waltham Office Center                      -        8,431         3,831   1968-1970/87-88          (1)
Eleven Cambridge Center                    -        7,972         2,974   1984                     (1)
7435 Boston Boulevard,
Building One                               -        6,491         2,853   1982                     (1)
170 Tracer Lane                            -        6,395         3,542   1980                     (1)
7450 Boston Boulevard,
Building Three                             -        6,094           333   1987                     (1)
8000 Grainger Court,
Building Five                              -        5,643         2,148   1984                     (1)
Fourteen Cambridge Center                  -        5,162         2,067   1983                     (1)
32 Hartwell Avenue                         -        4,852         3,497   1968-1979/1987           (1)
7600 Boston Boulevard,
Building Nine                              -        4,709         1,957   1987                     (1)
7601 Boston Boulevard,
Building Eight                             -        4,584         1,711   1986                     (1)
7500 Boston Boulevard,
Building Six                               -        4,210         1,597   1985                     (1)
33 Hayden Avenue                           -        3,681         1,709   1979                     (1)
8000 Corporate Court,
Building Eleven                            -        3,360           983   1989                     (1)
7375 Boston Boulevard,
Building Ten                               -        3,338         1,207   1988                     (1)
7451 Boston Boulevard,
Building Two                               -        3,301         2,028   1982                     (1)
204 Second Avenue                          -        3,261         1,645   1981/1993                (1)
7374 Boston Boulevard,
Building Four                              -        2,285           896   1984                     (1)

                             Boston Properties, Inc.
              Schedule 3 - Real Estate and Accumulated Depreciation
                                December 31, 2000
                             (dollars in thousands)





Property Name                    Type         Location          Encumbrances        Land
-------------                    ----         --------          ------------        ----
164 Lexington Road              Office     Billerica, MA                   -            592
Hilltop Business Center         Office     San Francisco, CA           5,738             53
17 Hartwell Avenue              Office     Lexington, MA                   -             26
6201 Columbia Park Road,
Building Two                  Industrial   Landover, MD                    -            505
38 Cabot Boulevard            Industrial   Langhorne, PA                   -            329
40-46 Harvard Street          Industrial   Westwood, MA                    -            351
2000 South Club Drive,
Building Three                Industrial   Landover, MD                    -            465
25-33 Dartmouth Street        Industrial   Westwood, MA                    -            273
2391 West Winton Avenue       Industrial   Hayward, CA                     -            182
430 Rozzi Place               Industrial   San Francisco, CA               -              9
560 Forbes Boulevard          Industrial   San Francisco, CA               -              9
Cambridge Center Marriott        Hotel     Cambridge, MA                   -            478
Long Wharf Marriott              Hotel     Boston, MA                      -          1,752
Residence Inn by Marriott        Hotel     Cambridge, MA                   -          2,307
Cambridge Center North
Garage                          Garage     Cambridge, MA                   -          1,163
Five Times Square             Development  New York, NY              184,157              -
Times Square Tower            Development  New York, NY                    -              -
New Dominion Technology
Park, One                     Development  Herndon, VA                98,142              -
Plaza at Almaden              Development  San Jose, CA                    -              -
2600 Tower Oaks Boulevard     Development  Rockville, MD              18,083              -
Waltham/Weston Corporate
Center                        Development  Waltham, MA                     -              -
Quorum Office Park            Development  Chelmsford, MA             11,111              -
Orbital Sciences, Phase Two   Development  Dulles, VA                  8,032              -
One Preserve Parkway          Development  Rockville, MD                   -              -
40 Shattuck Road              Development  Andover, MA                 6,224              -
Broad Run Business Park,
Building E                    Development  Loudon County, VA               -              -
Decoverly Seven               Development  Rockville, MD                   -              -
ITT Educational Services
Building                      Development  Springfield, VA                 -              -
Tower Oaks Master Plan           Land      Rockville, MD                   -              -
Washingtonian North              Land      Gaithersburg, MD                -              -
Crane Meadow                     Land      Marlborough, MA                 -              -
Broad Run Business Park          Land      Loudon County, VA               -              -
12050 Sunset Hills Road          Land      Reston, VA                      -              -

                                                Costs
                                              Capitalized
                                              Subsequent                                    Land
                                                  to         Land and    Building and     Held for
Property Name                      Building   Acquisition  Improvements  Improvements    Development
-------------                      --------   -----------  ------------  ------------    -----------
164 Lexington Road                    1,370           132           592         1,502              -
Hilltop Business Center                 492         1,504           109         1,940              -
17 Hartwell Avenue                      150           587            26           737              -
6201 Columbia Park Road,
Building Two                          2,746         1,227           960         3,518              -
38 Cabot Boulevard                    1,238         2,608           329         3,846              -
40-46 Harvard Street                  1,782         1,327           351         3,109              -
2000 South Club Drive,
Building Three                        2,125           740           859         2,471              -
25-33 Dartmouth Street                1,596           503           273         2,099              -
2391 West Winton Avenue               1,217           615           182         1,832              -
430 Rozzi Place                         217            33             9           250              -
560 Forbes Boulevard                    120             -             9           120              -
Cambridge Center Marriott            37,918         7,806           478        45,724              -
Long Wharf Marriott                  31,904         9,302         1,752        41,206              -
Residence Inn by Marriott            22,732            75         2,307        22,807              -
Cambridge Center North
Garage                               11,633           147         1,163        11,780              -
Five Times Square                         -       273,773             -             -              -
Times Square Tower                        -       175,724             -             -              -
New Dominion Technology
Park, One                                 -        41,870             -             -              -
Plaza at Almaden                          -        26,956             -             -              -
2600 Tower Oaks Boulevard                 -        26,315             -             -              -
Waltham/Weston Corporate
Center                                    -        20,533             -             -              -
Quorum Office Park                        -        16,165             -             -              -
Orbital Sciences, Phase Two               -        13,642             -             -              -
One Preserve Parkway                      -         9,057             -             -              -
40 Shattuck Road                          -         8,381             -             -              -
Broad Run Business Park,
Building E                                -         6,531             -             -              -
Decoverly Seven                           -         5,290             -             -              -
ITT Educational Services
Building                                  -           781             -             -              -
Tower Oaks Master Plan                    -        19,195             -             -         19,195
Washingtonian North                       -        16,175             -             -         16,175
Crane Meadow                              -         7,760             -             -          7,760
Broad Run Business Park                   -         5,575             -             -          5,575
12050 Sunset Hills Road                   -         5,529             -             -          5,529

                              Development
                                  and                                   Year(s)
                              Construction               Accumulated     Built          Depreciable
Property Name                  in Progress     Total     Depreciation   Renovated      Lives (Years)
-------------                  -----------     -----     ------------   ---------      -------------
164 Lexington Road                       -        2,094           199   1982                (1)
Hilltop Business Center                  -        2,049           914   early 1970's        (1)
17 Hartwell Avenue                       -          763           579   1968                (1)
6201 Columbia Park Road,
Building Two                             -        4,478         1,650   1986                (1)
38 Cabot Boulevard                       -        4,175         2,581   1972/1984           (1)
40-46 Harvard Street                     -        3,460         3,100   1967/1996           (1)
2000 South Club Drive,
Building Three                           -        3,330           987   1988                (1)
25-33 Dartmouth Street                   -        2,372         1,564   1966/1996           (1)
2391 West Winton Avenue                  -        2,014         1,101   1974                (1)
430 Rozzi Place                          -          259            52   early 1970's        (1)
560 Forbes Boulevard                     -          129            74   early 1970's        (1)
Cambridge Center Marriott                -       46,202        15,196   1986                (1)
Long Wharf Marriott                      -       42,958        18,909   1982                (1)
Residence Inn by Marriott                -       25,114           735   1999                (1)
Cambridge Center North
Garage                                   -       12,943         3,325   1990                (1)
Five Times Square                  273,773      273,773             -   Various             N/A
Times Square Tower                 175,724      175,724             -   Various             N/A
New Dominion Technology
Park, One                           41,870       41,870             -   Various             N/A
Plaza at Almaden                    26,956       26,956             -   Various             N/A
2600 Tower Oaks Boulevard           26,315       26,315             -   Various             N/A
Waltham/Weston Corporate
Center                              20,533       20,533             -   Various             N/A
Quorum Office Park                  16,165       16,165             -   Various             N/A
Orbital Sciences, Phase Two         13,642       13,642             -   Various             N/A
One Preserve Parkway                 9,057        9,057             -   Various             N/A
40 Shattuck Road                     8,381        8,381             -   Various             N/A
Broad Run Business Park,
Building E                           6,531        6,531             -   Various             N/A
Decoverly Seven                      5,290        5,290             -   Various             N/A
ITT Educational Services
Building                               781          781             -   Various             N/A
Tower Oaks Master Plan                   -       19,195             -   Various             N/A
Washingtonian North                      -       16,175             -   Various             N/A
Crane Meadow                             -        7,760             -   Various             N/A
Broad Run Business Park                  -        5,575             -   Various             N/A
12050 Sunset Hills Road                  -        5,529             -   Various             N/A

                             Boston Properties, Inc.
              Schedule 3 - Real Estate and Accumulated Depreciation
                                December 31, 2000
                             (dollars in thousands)





Property Name                    Type         Location          Encumbrances        Land
-------------                    ----         --------          ------------        ----
12280 Sunrise Valley Drive       Land      Reston, VA                      -              -
New Dominion Technology
Park, Two                        Land      Herndon, VA                     -              -
599 Van Buren Street             Land      Herndon, VA                     -              -
Decoverly Six                    Land      Rockville, MD                   -              -
Cambridge Master Plan            Land      Cambridge, MA                   -              -
Decoverly Five                   Land      Rockville, MD                   -              -
Decoverly Four                   Land      Rockville, MD                   -              -
Seven Cambridge Center           Land      Cambridge, MA                   -              -
30 Shattuck Road                 Land      Andover, MA                     -              -
Virginia Master Plan             Land      Springfield, VA                 -              -
                                                                  ----------       --------
                                                                  $3,414,891       $948,165
                                                                  ==========       ========

                                                   Costs
                                                Capitalized
                                                 Subsequent                                    Land
                                                     to         Land and    Building and     Held for
Property Name                         Building   Acquisition  Improvements  Improvements    Development
-------------                         --------   -----------  ------------  ------------    -----------
12280 Sunrise Valley Drive                   -         3,902             -             -          3,902
New Dominion Technology
Park, Two                                    -         3,827             -             -          3,827
599 Van Buren Street                         -         3,640             -             -          3,640
Decoverly Six                                -         3,624             -             -          3,624
Cambridge Master Plan                        -         2,969             -             -          2,969
Decoverly Five                               -         1,806             -             -          1,806
Decoverly Four                               -         1,785             -             -          1,785
Seven Cambridge Center                       -         1,157             -             -          1,157
30 Shattuck Road                             -         1,007             -             -          1,007
Virginia Master Plan                         -           766             -             -            766
                                    ----------    ----------      --------    ----------       --------
                                    $3,718,234    $1,388,386      $965,140    $4,165,162       $107,005
                                    ==========    ==========      ========    ==========       ========

                                   Development
                                      and                                    Year(s)
                                  Construction               Accumulated      Built         Depreciable
Property Name                      in Progress     Total     Depreciation   Renovated      Lives (Years)
-------------                      -----------     -----     ------------   ---------      -------------
12280 Sunrise Valley Drive                   -        3,902             -   Various             N/A
New Dominion Technology
Park, Two                                    -        3,827             -   Various             N/A
599 Van Buren Street                         -        3,640             -   Various             N/A
Decoverly Six                                -        3,624             -   Various             N/A
Cambridge Master Plan                        -        2,969             -   Various             N/A
Decoverly Five                               -        1,806             -   Various             N/A
Decoverly Four                               -        1,785             -   Various             N/A
Seven Cambridge Center                       -        1,157             -   Various             N/A
30 Shattuck Road                             -        1,007             -   Various             N/A
Virginia Master Plan                         -          766             -   Various             N/A
                                      --------   ----------      --------
                                      $817,478   $6,054,785      $553,264
                                      ========   ==========      ========

(1) Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

(2) The aggregate cost and accumulated depreciation for tax purposes was approximately $4,900,000 and $820,000, respectively.

                             Boston Properties, Inc.
                    Real Estate and Accumulated Depreciation
                               December 31, 2000
                             (dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

                                                            2000           1999           1998
                                                        -----------    -----------    -----------
Real Estate:

     Balance at the beginning of the year               $ 5,570,887    $ 4,881,483    $ 1,754,780

         Additions to and improvements of real estate       759,540        691,199      3,129,121

         Assets sold and written-off                       (275,642)        (1,795)        (2,418)
                                                        -----------    -----------    -----------
     Balance at the end of the year                     $ 6,054,785    $ 5,570,887    $ 4,881,483
                                                        ===========    ===========    ===========

Accumulated Depreciation:

     Balance at the beginning of the year               $   445,138    $   336,165    $   266,987

         Depreciation expense                               118,748        110,768         71,596

         Assets sold and written-off                        (10,622)        (1,795)        (2,418)
                                                        -----------    -----------    -----------
     Balance at the end of the year                     $   553,264    $   445,138    $   336,165
                                                        ===========    ===========    ===========