Form 10-Q
period 2001-03-31
BOSTON PROPERTIES INC
filed 2001-05-15
CIK 1037540

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                ________________

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended March 31, 2001

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

Yes  X  No
    ___    ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


   Common Stock, Par Value $.01                  90,071,798
          (Class)                        (Outstanding on May 14, 2001)

                            BOSTON PROPERTIES, INC.

                                   FORM 10-Q

                     for the quarter ended March 31, 2001


                               TABLE OF CONTENTS


                                                                                                                        Page
                                                                                                                        ----

PART I.   FINANCIAL INFORMATION

ITEM 1.   Consolidated  Financial Statements:

          a)  Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000..................................   1

          b)  Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000................   2

          c)  Consolidated Statements of Comprehensive Income for the three months ended March 31, 2001 and 2000......   3

          d)  Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000................   4

          e)  Notes to the Consolidated Financial Statements..........................................................   5

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......................  10

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk..................................................  16

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K............................................................................  17

Signature ............................................................................................................  18


                            BOSTON PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                               March 31,                    December 31,
                                                                                 2001                           2000
                                                                             ------------                   ------------
                                                                              (unaudited)
                                                                               (in thousands, except for share amounts)
                                     ASSETS
Real estate:                                                                 $ 6,284,655                    $ 6,112,779
       Less: accumulated depreciation                                           (616,620)                      (586,719)
                                                                             ------------                   ------------
           Total real estate                                                   5,668,035                      5,526,060
Cash and cash equivalents                                                        241,819                        280,957
Escrows                                                                           29,861                         85,561
Investments in securities                                                          6,060                          7,012
Tenant and other receivables                                                      24,443                         26,852
Accrued rental income                                                             97,657                         91,684
Deferred charges, net                                                             76,209                         77,319
Prepaid expenses and other assets                                                 73,539                         41,154
Investments in unconsolidated joint ventures                                      92,456                         89,871
                                                                             ------------                   ------------
           Total assets                                                      $ 6,310,079                    $ 6,226,470
                                                                             ============                   ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
       Mortgage notes and bonds payable                                      $ 3,450,347                    $ 3,414,891
       Accounts payable and accrued expenses                                      58,542                         57,338
       Dividends and distributions payable                                        71,917                         71,274
       Interest rate contracts                                                    19,774                              -
       Accrued interest payable                                                    8,127                          5,599
       Other liabilities                                                          56,943                         51,926
                                                                             ------------                   ------------
           Total liabilities                                                   3,665,650                      3,601,028
                                                                             ------------                   ------------
Commitments and contingencies                                                          -                              -
                                                                             ------------                   ------------
Minority interests                                                               821,575                        877,715
                                                                             ------------                   ------------
Series A Convertible Redeemable Preferred Stock, liquidation preference $50.00 per share, 2,000,000 shares issued
       and outstanding                                                           100,000                        100,000
                                                                             ------------                   ------------
Stockholders' equity:
       Excess stock, $.01 par value, 150,000,000 shares
           authorized, none issued or outstanding                                      -                              -
       Common stock, $.01 par value, 250,000,000 shares
           authorized, 89,701,122 and 86,630,089 issued and
           outstanding in 2001 and 2000, respectively                                897                            866
       Additional paid-in capital                                              1,759,714                      1,673,349
       Dividends in excess of earnings                                           (15,829)                       (13,895)
       Unearned compensation                                                      (2,531)                          (848)
       Accumulated other comprehensive loss                                      (19,397)                       (11,745)
                                                                             ------------                   ------------
           Total stockholders' equity                                          1,722,854                      1,647,727
                                                                             ------------                   ------------
                   Total liabilities and stockholders' equity                $ 6,310,079                    $ 6,226,470
                                                                             ============                   ============

  The accompanying notes are an integral part of these financial statements.

                            BOSTON PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Three months ended
                                                                                           March 31,
                                                                             -------------------------------------------
                                                                                 2001                           2000
                                                                             ------------                   ------------
                                                                                     (unaudited and in thousands,
                                                                                      except for per share amounts)
   Revenue
       Rental:
           Base rent                                                           $ 185,691                      $ 170,337
           Recoveries from tenants                                                26,178                         23,336
           Parking and other                                                      13,746                         13,008
                                                                             ------------                   ------------
               Total rental revenue                                              225,615                        206,681
       Development and management services                                         3,397                          2,863
       Interest and other                                                          4,444                            710
                                                                             ------------                   ------------
               Total revenue                                                     233,456                        210,254
                                                                             ------------                   ------------
   Expenses
       Operating                                                                  70,343                         65,177
       General and administrative                                                  9,950                          7,408
       Interest                                                                   47,853                         55,215
       Depreciation and amortization                                              34,740                         32,231
                                                                             ------------                   ------------
               Total expenses                                                    162,886                        160,031
                                                                             ------------                   ------------
 Income before net derivative losses, minority interests and income from
   unconsolidated joint ventures                                                  70,570                         50,223
 Net derivative losses                                                            (3,055)                             -
 Minority interest in property partnership                                          (255)                          (196)
 Income from unconsolidated joint ventures                                         1,127                            145
                                                                             ------------                   ------------
 Income before minority interest in Operating Partnership                         68,387                         50,172
 Minority interest in Operating Partnership                                      (19,024)                       (17,552)
                                                                             ------------                   ------------
 Income before gain on sale of real estate and cumulative effect of a
   change in accounting principle                                                 49,363                         32,620
 Gain on sale of real estate, net of minority interest                             4,654                              -
                                                                             ------------                   ------------
 Income before cumulative effect of a change in accounting principle              54,017                         32,620
 Cumulative effect of a change in accounting principle, net of minority
  interest                                                                        (6,767)                             -
                                                                             ------------                   ------------
 Net income before preferred dividend                                             47,250                         32,620
 Preferred dividend                                                               (1,643)                        (1,643)
                                                                             ------------                   ------------
 Net income available to common shareholders                                   $  45,607                      $  30,977
                                                                             ============                   ============

 Basic earnings per share:
       Income before gain on sale of real estate and cumulative effect of
        a change in accounting principle                                       $    0.54                      $    0.46
       Gain on sale of real estate, net of minority interest                        0.05                              -
       Cumulative effect of a change in accounting principle, net of
        minority interest                                                          (0.08)                             -
                                                                             ------------                   ------------
       Net income available to common shareholders                             $    0.51                      $    0.46
                                                                             ============                   ============
       Weighted average number of common shares outstanding                       88,688                         67,943
                                                                             ============                   ============

   Diluted earnings per share:
       Income before gain on sale of real estate and cumulative effect of
        a change in accounting principle                                       $    0.52                      $    0.45
       Gain on sale of real estate, net of minority interest                        0.05                              -
       Cumulative effect of a change in accounting principle, net of
        minority interest                                                          (0.07)                             -
                                                                             ------------                   ------------
       Net income available to common shareholders                             $    0.50                      $    0.45
                                                                             ============                   ============
       Weighted average number of common and common
        equivalent shares outstanding                                             91,171                         68,380
                                                                             ============                   ============

  The accompanying notes are an integral part of these financial statements.

                            BOSTON PROPERTIES, INC.
                          CONSOLIDATED STATEMENTS OF
                             COMPREHENSIVE INCOME

                                                                                           Three months ended
                                                                                                 March 31,
                                                                                        --------------------------
                                                                                          2001              2000
                                                                                        --------          --------
                                                                                     (unaudited and in thousands)

     Net income available to common shareholders                                        $ 45,607          $ 30,977
     Other comprehensive income (loss):
          Unrealized gains (losses) on investments in securities:
               Unrealized holding gains (losses) arising during the period                  (637)           58,563
               Less: reclassification adjustment for the cumulative effect
               of a change in accounting principle included in net income                  6,853                 -
          Unrealized derivative losses:
               Transition adjustment of interest rate contracts                          (11,414)                -
               Effective portion of interest rate contracts                               (2,454)                -

                                                                                        --------          --------
     Other comprehensive income (loss)                                                    (7,652)           58,563

                                                                                        --------          --------
     Comprehensive income                                                               $ 37,955          $ 89,540
                                                                                        ========          ========

   The accompanying notes are an integral part of these financial statements

                            BOSTON PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Three months ended
                                                                                                     March 31,
                                                                                             ------------------------
                                                                                               2001             2000
                                                                                             -------          -------
                                                                                           (unaudited and in thousands)
     Cash flows from operating activities:
          Net income before preferred dividend                                               $47,250          $32,620
          Adjustments to reconcile net income before preferred dividend to net cash provided by operating activities:
               Depreciation and amortization                                                  34,740           32,231
               Non-cash portion of interest expense                                              732            1,169
               Gain on sale of real estate                                                    (5,802)               -
               Cumulative effect of a change in accounting principle                           8,432                -
               Net derivative losses                                                           3,055                -
               Income from unconsolidated joint ventures                                      (1,127)            (145)
               Compensation related to restricted shares                                         144               53
               Minority interests                                                             18,507           17,552
          Change in assets and liabilities:
               Escrows                                                                        (1,910)          10,169
               Tenant and other receivables, net                                               2,409           (6,177)
               Accrued rental income, net                                                     (5,991)          (2,861)
               Prepaid expenses and other assets                                               7,628            4,154
               Accounts payable and accrued expenses                                          (1,406)          (9,682)
               Accrued interest payable                                                        2,528           (3,332)
               Other liabilities                                                               5,017            7,271
               Tenant leasing costs                                                           (4,986)          (2,656)
                                                                                             -------          -------

                    Total adjustments                                                         61,970           47,746
                                                                                             -------          -------

                    Net cash provided by operating activities                                109,220           80,366
                                                                                             -------          -------

     Cash flows from investing activities:
          Acquisitions/additions to real estate                                             (141,472)        (100,641)
          Deposits on real estate                                                            (39,956)            (109)
          Investments in unconsolidated joint ventures                                        (1,458)              19
          Net proceeds from the sale of real estate                                            6,613                -
                                                                                             -------          -------
                    Net cash used in investing activities                                   (176,273)        (100,731)
                                                                                             -------          -------

                            BOSTON PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Three months ended
                                                                                                     March 31,
                                                                                             ------------------------
                                                                                               2001             2000
                                                                                             -------          -------
                                                                                           (unaudited and in thousands)
     Cash flows from financing activities:
          Borrowings on unsecured line of credit                                                   -           88,000
          Repayments of unsecured line of credit                                                   -         (110,000)
          Repayments of mortgage notes                                                       (51,784)         (48,284)
          Proceeds from mortgage notes                                                        87,065          161,393
          Bonds payable proceeds released from escrow                                         57,610                -
          Dividends and distributions                                                        (66,109)         (54,568)
          Proceeds from stock transactions                                                     1,585              179
          Deferred financing costs                                                              (452)         (10,055)
                                                                                            --------        ---------

                    Net cash provided by financing activities                                 27,915           26,665
                                                                                            --------        ---------

     Net increase (decrease) in cash and cash equivalents                                    (39,138)           6,300
     Cash and cash equivalents, beginning of period                                          280,957           12,035
                                                                                            --------        ---------
     Cash and cash equivalents, end of period                                               $241,819        $  18,335
                                                                                            ========        =========

     Supplemental disclosures:
          Cash paid for interest                                                            $ 60,606        $  65,842
                                                                                            ========        =========
          Interest capitalized                                                              $ 16,013        $   8,464
                                                                                            ========        =========

     Non-cash investing and financing activities:
          Additions to real estate included in accounts payable                             $  1,565        $     714
                                                                                            ========        =========
          Mortgage notes payable assumed in connection with acquisitions                    $      -        $ 117,831
                                                                                            ========        =========
          Issuance of minority interest in connection with acquisitions                     $      -        $  17,467
                                                                                            ========        =========
          Dividends and distributions declared but not paid                                 $ 71,917        $  51,205
                                                                                            ========        =========
          Conversion of Minority Interest to Stockholders' Equity                           $ 95,463        $      50
                                                                                            ========        =========
          Basis adjustment in connection with conversions of Minority
          Interest to Stockholders' Equity                                                  $ 30,074        $       -
                                                                                            ========        =========
          Issuance of restricted shares to employees                                        $  1,827        $   1,060
                                                                                            ========        =========
          Unrealized gain (loss) related to investments in securities                       $   (637)       $  58,563
                                                                                            ========        =========

   The accompanying notes are an integral part of these financial statements

                            BOSTON PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (unaudited and in thousands)

1.   Organization

          Boston Properties, Inc. (the "Company"), a Delaware corporation, is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the sole general partner of Boston Properties Limited Partnership (the "Operating Partnership") and at March 31, 2001, owned an approximate 74% general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as "common units of partnership interest" (also referred to as "OP Units") or "preferred units of partnership interest" (also referred to as "Preferred Units"). All references to OP Units and Preferred Units exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company ("Common Stock"), except that, the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. Each series of Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company.

          All references to the Company refer to Boston Properties, Inc. and its subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

          To assist the Company in maintaining its status as a REIT, the Company leases its three hotel properties, pursuant to a lease with a participation in the gross receipts of such hotel properties, to a lessee ("ZL Hotel LLC") in which Messrs. Zuckerman and Linde, the Chairman of the Board and Chief Executive Officer, respectively, are the sole member-managers. Messrs. Zuckerman and Linde have a 9.8% economic interest in such lessee and one or more unaffiliated public charities have a 90.2% economic interest. Marriott International, Inc. manages these hotel properties under the Marriott name pursuant to a management agreement with the lessee. Under the REIT requirements, revenue from a hotel is not considered to be rental income for purposes of certain income tests that a REIT must meet. Accordingly, in order to maintain its qualification as a REIT, the Company has entered into the participating leases described above to provide revenue that qualifies as rental income under the REIT requirements.

          As of March 31, 2001, the Company and the Operating Partnership had 89,701,122 and 20,903,474 shares of Common Stock and OP Units outstanding, respectively. In addition, the Company had 2,000,000 shares of Preferred Stock and the Operating Partnership had 9,346,033 Preferred Units outstanding.

          The Properties:

          As of March 31, 2001, the Company owns a portfolio of 146 commercial real estate properties (145 and 139 properties at December 31, 2000 and March 31, 2000, respectively) (the "Properties") aggregating over 39.2 million square feet. The properties consist of 136 office properties with approximately 31.4 million net rentable square feet (including 15 properties under development expected to contain approximately 5.4 million net rentable square feet) and approximately 6.0 million additional square feet of structured parking for 17,179 vehicles, seven industrial properties with approximately 0.8 million net rentable square feet and three hotels with a total of 1,054 rooms (consisting of approximately 0.9 million square feet). In addition, the Company owns, has under contract, or has an option to acquire 48 parcels of land totaling approximately 556.9 acres, which will support approximately 9.6 million square feet of development.

2.   Basis of Presentation and Summary of Significant Accounting Policies

          The consolidated financial statements of the Company include all the accounts of the Company, its majority-owned Operating Partnership and subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-K for its fiscal year ended December 31, 2000.

          The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial

                            BOSTON PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (unaudited and in thousands)

     information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year.

          Certain prior-year balances have been reclassified in order to conform to the current-year presentation.

3.   Real Estate Activity During the Quarter Ended March 31, 2001

          On February 13, 2001, the Company acquired a 4.3-acre parcel of land at 77 Fourth Avenue in Waltham, Massachusetts for cash of approximately $13.0 million.

          On March 30, 2001, the Company disposed of 25-33 Dartmouth Street in Westwood, Massachusetts, an industrial building totaling approximately 78,000 square feet. The Company received net proceeds of approximately $6.6 million, resulting in a gain on sale of approximately $4.7 million (net of minority interest share of approximately $1.1 million).

4.   Investments in Unconsolidated Joint Ventures

          The investments in unconsolidated joint ventures consists of the following:

                          Entity                                               Property                            % Ownership
----------------------------------------------------------      ------------------------------------      --------------------------
   One Freedom Square LLC                                         One Freedom Square                                    25%  (1)
   Square 407 LP                                                  Market Square North                                   50%
   The Metropolitan Square Associates LLC                         Metropolitan Square                                   51%
   BP 140 Kendrick Street LLC                                     140 Kendrick Street                                   25%  (1)
   BP/CRF 265 Franklin Street Holdings LLC                        265 Franklin Street                                   35%
   Discovery Square LLC                                           Discovery Square (2)                                  50%
   BP/CRF 901 New York Avenue LLC                                 901 New York Ave. (3)                                 25%  (1)
   Two Freedom Square LLC                                         Two Freedom Square (2)                                50%

        (1) Ownership can increase based on certain return thresholds
        (2) Property is currently under development
        (3) Land held for development

   The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

                                                                         March 31,              December 31,
                                                                           2001                     2000
                                                                   -------------------      -------------------
                                                                       (unaudited)
                                        ASSETS
Real estate, net                                                              $651,340                 $640,688
Other assets                                                                    33,912                   30,919
                                                                   -------------------      -------------------
          Total assets                                                        $685,252                 $671,607
                                                                   ===================      ===================

                             LIABILITIES AND PARTNERS' EQUITY
Mortgage and construction loans payable                                       $454,644                 $446,520
Other liabilities                                                               10,847                   10,904
Partners' equity                                                               219,761                  214,183
                                                                   -------------------      -------------------
          Total liabilities and partners' equity                              $685,252                $671,607
                                                                   ===================      ===================

                                                                   -------------------      -------------------
Company's share of equity                                                     $ 92,456                 $ 89,871
                                                                   ===================      ===================

                            BOSTON PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (unaudited and in thousands)

     The combined summarized statements of operations of the unconsolidated joint ventures are as follows:

                                                                                                       Three months
                                                                                                      ended March 31,
                                                                                        -------------------------------------------
                                                                                               2001                    2000
                                                                                        -------------------     -------------------
                                                                                                        (unaudited)
Total revenue                                                                                       $20,478                  $3,982
Expenses
     Operating                                                                                        5,762                   1,453
     Interest                                                                                         8,539                   1,198
     Depreciation and amortization                                                                    3,139                     831
                                                                                        -------------------     -------------------
Total expenses                                                                                       17,440                   3,482
                                                                                        -------------------     -------------------
          Net income                                                                                $ 3,038                  $  500
                                                                                        ===================     ===================
                                                                                        -------------------     -------------------
Company's share of net income                                                                       $ 1,127                  $  145
                                                                                        ===================     ===================

5.   Mortgage Notes and Bonds Payable

          On January 31, 2001, the Company repaid the construction loan, totaling approximately $42.3 million, on the New Dominion Technology Park, Building One project using bond financing proceeds which had been held in escrow since October 2000. The bond financing totaling $57.6 million bears interest at a weighted-average fixed rate of 7.70% and matures in January 2021.

          On February 12, 2001, the Company obtained construction financing totaling $70.0 million collateralized by the Waltham Weston Corporate Center development project. Such financing bears interest at a rate equal to LIBOR + 1.70% and matures in February 2004.

6.    Minority Interests

          Minority interests in the Company relate to the interest in the Operating Partnership not owned by Boston Properties, Inc. As of March 31, 2001, the minority interest in the Operating Partnership consisted of 20,903,474 OP Units and 9,346,033 Preferred Units held by parties other than Boston Properties, Inc.

          On February 15, 2001, the Operating Partnership paid a distribution on 2,493,529 Series One Preferred Units at $0.61625 per unit, based on an annual distribution of $2.465 per unit and paid a distribution on the 6,213,131 Series Two and Three Preferred Units of $0.73202 per unit.

          On March 20, 2001, Boston Properties, Inc., as general partner of the Operating Partnership determined a distribution on the OP Units in the amount of $0.53 per OP Unit payable on April 30, 2001 to OP Unit holders of record on March 30, 2001.

7.   Redeemable Preferred Stock and Stockholders' Equity

          On February 15, 2001, the Company paid a dividend on the 2,000,000 shares of Series A Convertible Redeemable Preferred Stock $50 liquidation preference per share (the "Preferred Stock") of $0.73202 per share. In addition, on March 20, 2001, the Board of Directors of the Company declared a dividend of $0.73151 per share on the Preferred Stock payable on May 15, 2001 to shareholders of record on March 30, 2001. These shares of Preferred Stock are not classified as equity as in certain instances they are convertible into shares of Common Stock at the election of the holder after December 31, 2002 or are redeemable for cash at the election of the holder in six annual tranches commencing on May 12, 2009.

          On March 20, 2001, the Board of Directors of the Company declared a first quarter dividend in the amount of $0.53 per share of Common Stock payable on April 30, 2001 to shareholders of record on March 30, 2001.

8.   Stock Option and Incentive Plan

          During the quarter ended March 31, 2001, the Company issued 3,222,250 options to acquire shares of Common

                            BOSTON PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (unaudited and in thousands)

     Stock. The options consisted of 1,222,250 options issued at $40.75 per share and 2,000,000 options issued at $42.12 per share. The options vest over a three-year period, with one-third of the options vesting each year. In addition, the Company issued 44,842 shares of restricted stock valued at approximately $1.8 million ($40.75 per share). The restricted stock vests over a five-year period, with one-fifth of the shares vesting each year and has been recognized as unearned compensation on the consolidated balance sheets. As of March 31, 2001, the Company had outstanding options with respect to 11,240,312 shares of Common Stock.

9.   Earnings Per Share


                                                                               Three Months Ended March 31, 2001
                                                                   Income                      Shares                  Per Share
                                                                 (Numerator)               (Denominator)                 Amount
                                                          ----------------------      ---------------------       -----------------
Basic Earnings:
     Income available to common shareholders                             $45,607                     88,688                  $ 0.51
Effect of Dilutive Securities:
     Stock options and other                                                   -                      2,483                   (0.01)
Diluted Earnings:
                                                          ----------------------      ---------------------       -----------------
     Net income                                                          $45,607                     91,171                  $ 0.50
                                                          ======================      =====================       =================

                                                                               Three Months Ended March 31, 2000
                                                                   Income                      Shares                  Per Share
                                                                 (Numerator)               (Denominator)                 Amount
                                                          ----------------------      ---------------------       -----------------
Basic Earnings:
     Income available to common shareholders                             $30,977                     67,943                  $ 0.46
Effect of Dilutive Securities:
     Stock options                                                             -                        437                   (0.01)
Diluted Earnings:
                                                          ----------------------      ---------------------       -----------------
     Net income                                                          $30,977                     68,380                  $ 0.45
                                                          ======================      =====================       =================

10.  Segment Information

          The Company's segments are based on the Company's method of internal reporting which classifies its operations by both geographic area and property type. The Company's segments by geographic area are: Greater Boston, Greater Washington, D.C., Midtown Manhattan, Greater San Francisco, and New Jersey and Pennsylvania. Segments by property type include: Class A Office, Office/Technical, Industrial and Hotels.

          Asset information by segment is not reported since the Company does not use this measure to assess performance, therefore, the depreciation and amortization expenses are not allocated among segments. Interest income, management and development services, interest expense and general and administrative expenses are not included in net operating income as the internal reporting addresses these on a corporate level.

     Information by geographic area and property type:

     Three months ended March 31, 2001:

                          Greater          Greater             Midtown         Greater San         New Jersey/
                          Boston       Washington, D.C.       Manhattan         Francisco         Pennsylvania          Total
                     ---------------   ----------------   ----------------   ----------------   ----------------   ----------------
Rental Revenue:
  Class A                    $51,562            $54,922            $36,412            $51,655            $16,708           $211,259
  Office/Technical             1,702              4,301                  -                511                  -              6,514
  Industrial                     433                351                  -                398                151              1,333
  Hotels                       6,509                  -                  -                  -                  -              6,509
                     ---------------   ----------------   ----------------   ----------------   ----------------   ----------------
      Total                   60,206             59,574             36,412             52,564             16,859            225,615
                     ---------------   ----------------   ----------------   ----------------   ----------------   ----------------
% of Total                     26.69%             26.40%             16.14%             23.30%              7.47%            100.00%

                            BOSTON PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (unaudited and in thousands)

Rental Expenses:
  Class A                     18,125             14,260             12,600             17,049              5,089             67,123
  Office/Technical               526                920                  -                 82                  -              1,528
  Industrial                     167                148                  -                 56                 30                401
  Hotels                       1,291                  -                  -                  -                  -              1,291
                     ---------------   ----------------   ----------------   ----------------   ----------------   ----------------
      Total                   20,109             15,328             12,600             17,187              5,119             70,343
                     ---------------   ----------------   ----------------   ----------------   ----------------   ----------------
% of Total                     28.59%             21.79%             17.91%             24.43%              7.28%            100.00%
                     ---------------   ----------------   ----------------   ----------------   ----------------   ----------------
Net Operating Income         $40,097            $44,246            $23,812            $35,377            $11,740           $155,272
                     ===============   ================   ================   ================   ================   ================
% of Total                     25.82%             28.50%             15.34%             22.78%              7.56%            100.00%

   Three months ended March 31, 2000:

                          Greater          Greater             Midtown         Greater San         New Jersey/
                          Boston       Washington, D.C.       Manhattan         Francisco         Pennsylvania          Total
                     ---------------   ----------------   ----------------   ----------------   ----------------   ----------------
Rental Revenue:
  Class A                    $45,540            $55,345            $34,952            $43,253            $13,127           $192,217
  Office/Technical             1,561              4,707                  -                427                  -              6,695
  Industrial                     446                361                  -                342                180              1,329
  Hotels                       6,440                  -                  -                  -                  -              6,440
                     ---------------   ----------------   ----------------   ----------------   ----------------   ----------------
      Total                   53,987             60,413             34,952             44,022             13,307            206,681
                     ---------------   ----------------   ----------------   ----------------   ----------------   ----------------
% of Total                     26.12%             29.23%             16.91%            21.30%               6.44%            100.00%

Rental Expenses:
  Class A                     16,978             14,569             11,903             14,774              3,931             62,155
  Office/Technical               446                974                  -                 66                  -              1,486
  Industrial                     163                114                  -                 47                 28                352
  Hotels                       1,184                  -                  -                  -                  -              1,184
                     ---------------   ----------------   ----------------   ----------------   ----------------   ----------------
      Total                   18,771             15,657             11,903             14,887              3,959             65,177
                     ---------------   ----------------   ----------------   ----------------   ----------------   ----------------
% of Total                     28.80%             24.02%             18.26%             22.84%              6.08%            100.00%
                     ---------------   ----------------   ----------------   ----------------   ----------------   ----------------
Net Operating Income         $35,216            $44,756            $23,049            $29,135            $ 9,348           $141,504
                     ===============   ================   ================   ================   ================   ================
% of Total                     24.89%             31.62%             16.29%             20.59%              6.61%            100.00%

          The following is a reconciliation of net operating income to income before minority interests and joint venture income:

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                             ---------------------------------------
                                                                                   2001                   2000
                                                                             ---------------       -----------------
Net operating income                                                                $155,272                $141,504

Add:
  Development and management services                                                  3,397                   2,863
  Interest and other                                                                   4,444                     710
Less:
  General and administrative                                                          (9,950)                 (7,408)
  Interest expense                                                                   (47,853)                (55,215)
  Depreciation and amortization                                                      (34,740)                (32,231)
                                                                             ---------------       -----------------
Income before minority interests and joint venture income                           $ 70,570                $ 50,223
                                                                             ===============       =================

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138 ("SFAS No. 133"), as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the
Company's consolidated balance sheets at fair value.   Changes in the fair value
of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS No. 133 are required to be reported through earnings. For derivatives designated as hedging instruments in qualifying cash flow hedges, the effective portion of changes in fair value of the derivatives are recognized in accumulated other comprehensive income (loss) until the forecasted transactions occur and the ineffective portions are recognized in earnings.

     On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of the variability of cash flows that are to be received or paid in connection with a recognized liability (a "cash flow" hedge), or (2) an instrument that is held for non-hedging purposes (a "non-hedging" instrument). Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the hedged transaction (i.e. until periodic settlements of a variable-rate liability are recorded in earnings).
Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of non-hedging instruments are reported in current-period earnings.

     The Company occasionally purchases a financial instrument in which a derivative instrument is "embedded." Upon purchasing the financial instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e. the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as either (1) a fair-value or cash flow hedge or (2) a trading or non-hedging derivative instrument. However, if the entire contract were to be measured at fair value, with changes in fair value reported in current earnings, or if the Company could not reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the balance sheet at fair value and not be designated as a hedging instrument. Pursuant to SFAS No. 137, the Company has selected January 1, 1999 as the transition date for embedded derivatives.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) forecasted transactions. The Company also assesses and documents, both at the hedging instrument's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

     The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

     When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

     The Company has entered into interest rate protection agreements generally for the purpose of fixing interest rates on variable rate construction loans in order to reduce the budgeted interest costs on the Company's development projects, which would translate into higher returns on investment as the development projects come on-line. The interest rate protection agreements have a notional amount of $450.0 million and provide for a fixed interest rate when LIBOR is less than 5.76% and when LIBOR is greater than 6.35% or 7.95% for terms ranging from three to five years through February 2005. In addition, the Company has an interest rate swap agreement for a total of $213.0 million which provides for a fixed interest rate of 6.0% through September 2002. Certain of the Company's interest rate protection agreements have been designated as cash flow hedging instruments. Other derivatives are not linked to specific assets or liabilities but are used by the Company to manage risk of the overall portfolio. Amounts included in accumulated other comprehensive income related to the effective portion of cash flow hedges will be reclassified into earnings over the estimated life of the constructed asset. No material amounts are expected to be reclassified within the next twelve months.

     Upon adoption of SFAS No. 133, the Company recorded an asset of approximately $0.2 million (included in prepaid expenses and other assets) and recorded a liability of approximately $11.4 million for the fair values of these agreements. The offset for these entries was to a cumulative effect of a change in accounting principle and accumulated other comprehensive loss, respectively. Finally, the Company wrote-off deferred charges of approximately $1.6 million as a cumulative effect of a change in accounting principle

     The Company's derivatives also include investments in warrants to purchase
shares of common stock of other companies.   Based on the terms of the warrant
agreements, the warrants meet the definition of a derivative and accordingly must be marked to fair value through earnings. The Company had been recording the warrants at fair value through accumulated other comprehensive loss as available-for-sale securities under SFAS No. 115. Upon adoption of SFAS No. 133, the Company reclassified approximately $6.9 million, the fair value of the warrants, from accumulated other comprehensive loss to a cumulative effect of a change in accounting principle.

     For the three months ended March 31, 2001, the Company recorded derivative gains (losses) of approximately ($6.0) million, $3.3 million and ($0.3) million through earnings, which represented the total ineffectiveness of all cash flow hedges and other non-hedging instruments, the changes in value of the embedded derivatives and the change in value of the warrants, respectively. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness, except for the time value of option contracts. In addition, the Company recorded unrealized derivative losses through other comprehensive income of approximately $2.5 million.

                            BOSTON PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (unaudited and in thousands)

12.  Subsequent Event

          On April 25, 2001, the Company, through a joint venture arrangement, completed its acquisition of the 59-floor 1.6 million net rentable square foot Citigroup Center located in New York City at a purchase price, including closing costs, of approximately $755.0 million. The joint venture acquired Citigroup Center from Dai-Ichi Life Investment Properties, Inc. The Company has invested approximately $195.0 million in cash and its joint venture partner contributed approximately $35.0 million in cash. The joint venture funded the remaining purchase price with new mortgage financing totaling approximately $525.0 million. The Company will consolidate this joint venture. The Company will be responsible for managing and leasing the property.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Report on Form 10-Q contains forward-looking statements within the meaning the federal securities laws. Actual results or developments could differ materially from those projected in such statements as a result of certain factors set forth in the section below entitled "Certain Factors Affecting Future Operating Results" and elsewhere in this report.

     From January 1, 2000 through March 31, 2001, the Company increased its in-service portfolio from 136 properties to 146 properties (the "Total Portfolio"). As a result of the growth in the Company's Total Portfolio, the financial data presented below shows significant changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the three months ended March 31, 2001 and 2000 show separately changes attributable to the properties that were owned by the Company for all of each period compared (the "Same Property Portfolio") and the changes attributable to the Total Portfolio.

Results of Operations

Comparison of the three months ended March 31, 2001 to the three months ended March 31, 2000.

     The table below reflects selected operating information for the Same Property Portfolio and the Total Portfolio. The Same Property Portfolio consists of the 116 properties acquired or placed in service on or prior to January 1, 2000 and owned by the Company through March 31, 2001.

                                                                SAME PROPERTY PORTFOLIO
                                                   ------------------------------------------------
                                                                             INCREASE/        %
(Dollars in thousands)                                2001         2000     (DECREASE)     CHANGE
                                                   ----------  ----------   ----------   ----------
Revenue:
     Rental revenue                                $  215,076  $  195,865   $   19,211        9.8%
     Development and management services                    -           -            -          -
     Interest and other                                     -           -            -          -
                                                   ----------  ----------   ----------   ----------
          Total revenue                               215,076     195,865       19,211        9.8%
                                                   ----------  ----------   ----------   ----------
Expenses:
     Operating                                         66,722      62,121        4,601        7.4%
     General and administrative                             -           -            -          -
     Interest                                               -           -            -          -
     Depreciation and amortization                     32,991      30,590        2,401        7.8%
                                                   ----------  ----------   ----------   ----------
           Total expenses                              99,713      92,711        7,002        7.6%
                                                   ----------  ----------   ----------   ----------
Income before minority interests and joint
      venture income                               $  115,363  $  103,154   $   12,209       11.8%
                                                   ==========  ==========   ==========   ==========

                                                                    TOTAL PORTFOLIO
                                                   ------------------------------------------------
                                                                             INCREASE/        %
(Dollars in thousands)                                 2001       2000      (DECREASE)     CHANGE
                                                   ----------  ----------   ----------   ----------
Revenue:
     Rental revenue                                $  225,615  $  206,681   $   18,934       9.2 %
     Development and management services                3,397       2,863          534      18.7 %
     Interest and other                                 4,444         710        3,734     525.9 %
                                                   ----------  ----------   ----------   ----------
          Total revenue                               233,456     210,254       23,202      11.0 %
                                                   ----------  ----------   ----------   ----------
Expenses:
     Operating                                         70,343      65,177        5,166       7.9 %
     General and administrative                         9,950       7,408        2,542      34.3 %
     Interest                                          47,853      55,215       (7,362)    (13.3)%
     Depreciation and amortization                     34,740      32,231        2,509       7.8 %
                                                   ----------  ----------   ----------   ----------
            Total expenses                            162,886     160,031        2,855       1.8 %
                                                   ----------  ----------   ----------   ----------
Income before minority interests and joint
      venture income                               $   70,570  $   50,223   $   20,347      40.5 %
                                                   ==========  ==========   ==========   ==========




     The increase in rental revenue in the Same Property Portfolio is primarily a result of an overall increase in rental rates on new leases and rollovers, as well as an increase of $2.1 million in recoveries and $1.1 million of lease termination fees recognized during the quarter. The increase in revenue from rental revenue from properties in the Total Portfolio was a result of an increase in revenue from the Same Property offset by a net decrease in the remaining portfolio resulting from a decrease due to the sale of 25-33 Dartmouth and a small decrease in occupancy offset by an increase related to revenue earned on the properties placed in service after January 1, 2000.

     The increase in development and management services revenue is mainly due an incentive fee of approximately $0.5 million received on a development project resulting from meeting certain development deadlines.

     The increase in interest and other revenue is due to higher average cash balances maintained during the quarter ended March 31, 2001 as a result of the public offering in October 2000, as compared to the quarter ended March 31, 2000.

     Property operating expenses (real estate taxes, utilities, repairs and maintenance, cleaning and other property related expenses) in the Same Property Portfolio increased due to a $2.3 million increase in utilities, a $1.6 million increase in real estate taxes, and miscellaneous increases in other operating expenses. The additional increase in the Total Portfolio is due to the properties acquired or placed-in-service after January 1, 2000 offset by the properties sold prior to March 31, 2001.

     General and administrative expenses increased due to write offs of approximately $0.7 million related to abandoned project costs and overall increase in compensation.

     Interest expense decreased mainly as no interest was incurred on the Unsecured Line of Credit (due to the zero balance). This was offset by increases resulting from additional interest on construction loans resulting from new construction loans and additional draws on the existing construction loans.

     Depreciation and amortization expense for the Same Property Portfolio increased due to additional depreciation related to improvements on existing properties. The increase in the Total Portfolio was due to the increase in the Same Property Portfolio and an increase resulting from the properties acquired or placed-in-service after January 1, 2000 offset by a small decrease resulting from lower depreciation resulting from the sale of properties after January 1, 2000.

Liquidity and Capital Resources

The Company's consolidated indebtedness at March 31, 2001 was approximately $3.5 billion and bore interest at a weighted average interest rate of approximately 7.26% per annum. Based on the Company's total market capitalization at March 31, 2001 of approximately $8.2 billion, the Company's consolidated debt represents 41.9% of its total market capitalization.

The Company has a $605 million Unsecured Line of Credit with Fleet National Bank, as agent. The Company uses the Unsecured Line of Credit principally to facilitate its development and acquisition activities and for working capital purposes. As of May 10, 2001, the Company had $111.2 million drawn under the Unsecured Line of Credit.

The following represents the outstanding principal balances due under the first mortgages at March 31, 2001:

                       Properties                              Interest           Principal            Maturity Date
                       ----------                                Rate              Amount              -------------
                                                                 ----              ------
                                                                               (in thousands)
Embarcadero Center One, Two and Federal Reserve                  6.70%          $   311,916          December 10, 2008
Prudential Center                                                6.72%              290,908          July 1, 2008
280 Park Avenue                                                  7.65%              269,609          December 31, 2009
599 Lexington Avenue                                             7.00%              225,000  (1)     July 19, 2005
5 Times Square                                                   7.05%              210,389  (2)     January 26, 2003
Embarcadero Center Four                                          6.79%              153,804          February 1, 2008
875 Third Ave                                                    8.00%              150,529  (3)     December 31, 2002
Embarcadero Center Three                                         6.40%              145,836          January 1, 2007
Two Independence Square                                          8.09%              116,056  (4)     February 27, 2003
Riverfront Plaza                                                 6.61%              115,063          February 1, 2008
Democracy Center                                                 7.05%              107,203          April 1, 2009
Embarcadero Center West Tower                                    6.50%               97,275          January 1, 2006
111 Huntington Avenue                                            7.06%               96,484  (5)     September 27, 2002
100 East Pratt Street                                            6.73%               91,457          November 1, 2008
601 and 651 Gateway Boulevard                                    8.23%               89,718  (6)     October 1, 2010
One Independence Square                                          8.12%               73,986  (4)     August 21, 2001
Reservoir Place                                                  6.88%               73,387  (7)     November 1, 2006
One and Two Reston Overlook                                      7.45%               68,018          September 1, 2004


2300 N Street                                                    6.88%               66,000          August 3, 2003
202, 206 & 214 Carnegie Center                                   8.13%               62,749          October 1, 2001
New Dominion Technology Park, Building One                       7.70%               57,610  (8)     January 15, 2021
Capital Gallery                                                  8.24%               56,895          August 15, 2006
10 and 20 Burlington Mall Road                                   8.33%               37,000  (9)     October 1, 2001
Ten Cambridge Center                                             8.27%               35,588          May 1, 2010
1301 New York Avenue                                             6.70%               32,461  (10)    August 15, 2009
Eight Cambridge Center                                           7.73%               28,304          July 15, 2010
Sumner Square                                                    6.81%               28,899  (11)    April 22, 2004
510 Carnegie Center                                              7.39%               27,531          January 1, 2008
Lockheed Martin Building                                         6.61%               26,154          June 1, 2008
Orbital Sciences, Buildings One and Three                        6.80%               25,761  (12)    August 9, 2002
University Place                                                 6.94%               25,113          August 1, 2021
Reston Corporate Center                                          6.56%               24,680          May 1, 2008
191 Spring Street                                                8.50%               22,713          September 1, 2006
2600 Tower Oaks Boulevard                                        6.91%               21,586  (13)    October 10, 2002
Bedford Business Park                                            8.50%               21,586          December 10, 2008
NIMA Building                                                    6.51%               21,383          June 1, 2008
Quorum Office Park                                               6.63%               17,938  (14)    August 30, 2003
Waltham Weston Corporate Center                                  6.77%               17,519  (15)    February 13, 2004
Orbital Sciences, Building Two                                   6.80%               12,474  (16)    June 13, 2003
Andover Office Park, Building One                                6.77%               11,328  (17)    December 4, 2003
101 Carnegie Center                                              7.66%                8,275          April 1, 2006
Montvale Center                                                  8.59%                7,532          December 1, 2006
302 Carnegie Center                                              7.04%                6,399  (18)    March 15, 2003
Newport Office Park                                              8.13%                5,845          July 1, 2001
Hilltop Business Center                                          6.81%                5,711          March 1, 2019
201 Carnegie Center                                              7.08%                  479          February 1, 2010
                                                                                -----------
Total                                                                           $ 3,450,347
                                                                                ===========


(1) At maturity the lender has the option to purchase a 33.33% interest in this Property in exchange for the cancellation of the principal balance of approximately $225 million.
(2) Total construction loan in the amount of $420.0 million at a variable rate of Eurodollar + 2.00%.
(3) The principal amount and interest rate shown has been adjusted to reflect the fair value of the note at its inception. The actual principal balance at March 31, 2001 was $148.7 and the interest rate was 8.75%.
(4) The principal amount and interest rate shown has been adjusted to reflect the effective rates on the loans. The actual principal balances at March 31, 2001 were $116.5 and $74.2, respectively. The actual interest rates are 8.50% and continue at such rates through the loan expiration.
(5) Total construction loan in the amount of $203.0 million at a variable rate of LIBOR + 2.00%.
(6) Outstanding principal bears interest at a floating rate equal to LIBOR + 1.60%. This loan was replaced on October 2, 2000 with a ten-year mortgage for a principal amount of $90 million bearing interest at a rate of 8.4% per annum.
(7) The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The actual principal balance at March 31, 2001 was $65.3 and the interest rate was 9.09%.
(8) Includes outstanding bonds in the amounts of $49.8 million and $7.8 million, which bear interest at fixed rates of 7.72% and 7.48%, respectively.
(9) Includes outstanding indebtedness collateralized by 91 Hartwell Avenue and 92 and 100 Hayden Avenue.
(10) Includes outstanding principal in the amounts of $19.8 million, $8.3 million and $4.3 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.
(11) The outstanding principal bears interest at a rate equal to Eurodollar + 1.50%.
(12) Total construction loan in the amount of $27.0 million at a variable rate of LIBOR + 1.65%.
(13) Total construction loan in the amount of $32.0 million at a variable rate of LIBOR + 1.90%.
(14) Total construction loan in the amount of $32.25 million at a variable rate of LIBOR + 1.65%.
(15) Total construction loan in the amount of $70.0 million at a variable rate of LIBOR + 1.70%.
(16) Total construction loan in the amount of $25.1 million at a variable rate of Eurodollar + 1.65%.
(17) Total construction loan in the amount of $16.0 million at a variable rate of LIBOR + 1.75%.

(18) Total construction loan in the amount of $10.0 million at a variable rate of LIBOR + 1.90%.


The Company has determined that its estimated cash flows and available sources of liquidity are adequate to meet liquidity needs for the next twelve months. The Company believes that its principal liquidity needs for the next twelve months are to fund normal recurring expenses, debt service requirements, current development costs not covered under construction loans and the minimum distribution required to maintain its REIT qualifications under the Internal Revenue Code of 1986, as amended. The Company believes that these needs will be fully funded from cash flows provided by operating and financing activities.
The Company's operating properties and hotels require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended March 31, 2001, the Company's recurring capital expenditures totaled $2.7 million, $2.3 million, and $8.4 million for general capital expenditures, hotel capital expenditures, and tenant improvement and leasing commissions, respectively.

The Company expects to meet its liquidity requirements for periods beyond twelve months of the cost of property developments, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through construction loans, the incurrence of long-term secured and unsecured indebtedness, income from operations and sales of real estate and possibly the issuance of additional common and preferred units of Boston Properties Limited Partnership and equity securities of Boston Properties, Inc. In addition, the Company may finance the development, redevelopment or acquisition of additional properties by using the Unsecured Line of Credit.

The Company had construction projects in process, which require commitments to fund to completion. Commitments under these arrangements totaled approximately $1,039.0 million as of March 31, 2001. In addition, the Company has options to acquire land that require minimum deposits that the Company will fund using available cash or the Unsecured Line of Credit.

The Company had investments in securities of approximately $6.1 million at March 31, 2001. In accordance with the Statement of Financial Accounting Standard No.115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company has classified $1.8 million of the investment in securities as available for sale and recorded them at fair value. Investments in securities of non-publicly traded companies totaling $4.3 million have been recorded at cost as they are not considered marketable under SFAS 115. Currently, the Company has $5.5 million of unrealized losses relating to the SFAS 115 securities in other comprehensive income. The Company considers the decline in market value to be "temporary". If the market value for these securities does not recover in the second quarter of 2001, the Company may consider the decrease to be "other than temporary" and if so, will write down the value of the securities through earnings to the fair value of the assets at June 30, 2001, in accordance with SFAS 115.

Funds from Operations

Management believes that Funds from Operations (" FFO") is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. In accordance with the National Association of Real Estate Investment Trusts ( "NAREIT") revised definition of FFO, the Company calculated FFO by adjusting net income (loss) (computed in accordance with accounting principles generally accepted in the United States, including non-recurring items), for gains (or losses) from sales of properties (except gains and losses from sales of depreciable operating properties), real estate related depreciation and amortization and unconsolidated partnerships and joint ventures. The Company's FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income (determined in accordance with accounting principles generally accepted in the United States) as a measure of the Company's liquidity, not is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

The following tables present the Company's Funds from Operations for the three months ended March 31, 2001 and 2000 (in thousands):


                                                                                Three Months             Three Months
                                                                                   Ended                    Ended
                                                                               March 31, 2001           March 31, 2000
                                                                               --------------           --------------
Income from operations before minority interests and joint venture income             $70,570                  $50,223


Add:

    Real estate depreciation and amortization                                          35,557                   32,052

    Income from unconsolidated joint ventures                                           1,127                      145

Less:

    Derivative losses, net                                                              3,055                        -

    Minority property partnerships' share of Funds from Operations                        303                      224

    Preferred dividends and distributions                                               8,221                    8,250
                                                                               --------------           --------------
Funds from Operations                                                                 $95,675                  $73,946
                                                                               ==============           ==============
Funds from Operations Available to Common Shareholders
    (80.22% and 73.89%, respectively)                                                 $76,750                  $54,641
                                                                               ==============           ==============



Reconciliation to Diluted Funds from Operations:

                                                                 Three Months Ended                    Three Months Ended
                                                                   March 31, 2001                        March 31, 2000
                                                        ---------------------------------     ---------------------------------
                                                             Income             Shares             Income             Shares
                                                          (Numerator)       (Denominator)       (Numerator)       (Denominator)
                                                        -------------     ---------------     -------------     ---------------
Funds from Operations                                        $ 95,675             110,556           $73,946              91,948
Effect of Dilutive Securities
      Convertible Preferred Units                               6,578              11,011             6,607              10,376
      Convertible Preferred Stock                               1,643               2,625             1,643               2,625
      Stock Options                                                 -               1,837                 -                 437
                                                        -------------     ---------------     -------------     ---------------
Diluted Funds from Operations                                $103,896             126,029           $82,196             105,386
                                                        =============     ===============     =============     ===============
Company's share of diluted Funds from Operations
    (80.22% and 73.89%, respectively)                         $85,870             104,160           $63,473              81,381
                                                        =============     ===============     =============     ===============

During the quarter ended March 31, 2001, the Company recorded a non-cash adjustment of approximately $(3.1) million related to the application of Statement of Financial Accounting Standard No. 133 "Accounting for Certain Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards Nos. 137 and 138 ("SFAS 133"). As a result, the Company's Funds from Operations for the three months ended March 31, 2001 are not comparable to the Funds from Operations for the same period in the prior year as SFAS 133 was adopted on January 1, 2001.

Certain Factors Affecting Future Operating Results

This Report on Form 10-Q contains forward-looking statements within the meaning the federal securities laws regarding the Company's business, strategies, revenues, expenditures and operating and capital requirements. The following factors, among others, could cause actual results, performance or achievements of the Company to differ materially from those set forth or contemplated in the forward-looking statements made in this report: general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants' financial condition, and competition from other developers, owners and operators of real estate); risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively the Company's growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities); risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with the Company's potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and possible adverse changes in tax and environmental laws; and risks associated with the Company's dependence on key personnel whose continued service is not guaranteed.

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

ITEM 3  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The primary market risk facing the Company is mortgage debt, which bears interest primarily at fixed rates, and therefore, the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted average interest rates by expected maturity dates for the fixed rate debt. The interest rate of the variable rate debt as of March 31, 2001 ranged from LIBOR plus 1.00% to LIBOR plus 2.00%. At March 31, 2001, the Company was a party to three hedge contracts for a total of $450.0 million. The agreements provide for a fixed interest rate when LIBOR is less than 5.76% and when LIBOR is greater than 6.35% or 7.95% for terms remaining of two to four years. In addition, we have an interest rate swap agreement for a total of $213.0 million which provides for a fixed interest rate of 6.0% through September 11, 2002.

                                                                       Mortgage Debt
                                                                      (in thousands)
                              ---------------------------------------------------------------------------------------------
                                  2001       2002       2003       2004       2005     Thereafter     Total      Fair Value
                                --------   --------   --------   --------   --------   ----------   ----------   ----------
Fixed Rate                      $144,117   $186,335   $218,929   $106,719   $269,374   $2,075,994   $3,001,468   $3,001,468
Weighted Average Interest Rate      8.02%      8.45%      7.57%      7.36%      7.04%        7.16%        7.30%         -
Variable Rate                        -     $143,934   $258,527   $ 46,418        -            -     $  448,879   $  448,879

                          PART II.  OTHER INFORMATION

ITEM 6  Exhibits and Reports on Form 8-K

     (b)   Reports on Form 8-K

           A Form 8-K dated January 24, 2001 was filed with the Securities and Exchange Commission to report under Item 5 of such report the information presented to investors and analysts and the Company's press release for the quarter and year ended December 31, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BOSTON PROPERTIES, INC.

May 14, 2001                                /s/ Douglas T. Linde
                                             - - - - - - - - - - - - - - - - -
                                            Douglas T. Linde,
                                            Chief Financial Officer
                                            (duly authorized officer and
                                            principal financial officer)