Form 10-Q
period 2001-06-30
BOSTON PROPERTIES INC
filed 2001-08-13
CIK 1037540

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-13087

BOSTON PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2473675 (IRS Employer Identification No.)
800 Boylston Street Boston, Massachusetts	02199
(Address of principal executive offices)	(zip code)

(617) 236-3300
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, Par Value $.01 (Class)	90,548,004 (Outstanding on August 10, 2001)

BOSTON PROPERTIES, INC.
FORM 10-Q
for the quarter ended June 30, 2001

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2000
	(unaudited)
	(in thousands, except for share amounts)
ASSETS
Real estate:	$7,165,977	$6,112,779
Less: accumulated depreciation	(647,881)	(586,719)

Total real estate	6,518,096	5,526,060
Cash and cash equivalents	165,764	280,957
Escrows	31,577	85,561
Investments in securities	4,297	7,012
Tenant and other receivables	26,337	26,852
Accrued rental income	104,304	91,684
Deferred charges, net	100,804	77,319
Prepaid expenses and other assets	47,962	41,154
Investments in unconsolidated joint ventures	94,155	89,871

Total assets	$7,093,296	$6,226,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage notes and bonds payable	$4,177,670	$3,414,891
Accounts payable and accrued expenses	61,248	57,338
Dividends and distributions payable	78,241	71,274
Interest rate contracts	19,045	—
Accrued interest payable	12,067	5,599
Other liabilities	53,365	51,926

Total liabilities	4,401,636	3,601,028

Commitments and contingencies	—	—

Minority interests	851,868	877,715

Series A Convertible Redeemable Preferred Stock, liquidation preference $50.00 per share, 2,000,000 shares issued and outstanding	100,000	100,000

Stockholders' equity:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 90,350,510 and 86,630,089 issued and outstanding in 2001 and 2000, respectively	904	866
Additional paid-in capital	1,774,335	1,673,349
Dividends in excess of earnings	(19,193)	(13,895)
Unearned compensation	(2,386)	(848)
Accumulated other comprehensive loss	(13,868)	(11,745)

Total stockholders' equity	1,739,792	1,647,727

Total liabilities and stockholders' equity	$7,093,296	$6,226,470

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30,
	2001	2000
	(unaudited and in thousands, except for per share amounts)
Revenue
Rental:
Base rent	$393,762	$348,290
Recoveries from tenants	53,444	46,070
Parking and other	27,279	25,297

Total rental revenue	474,485	419,657
Development and management services	6,507	5,739
Interest and other	8,733	2,117

Total revenue	489,725	427,513

Expenses
Operating	147,208	129,212
General and administrative	19,830	15,997
Interest	103,723	111,458
Depreciation and amortization	71,415	64,626
Loss on investments in securities	6,500	—

Total expenses	348,676	321,293

Income before net derivative losses, minority interests and income from unconsolidated joint ventures	141,049	106,220
Net derivative losses	(7,788)	—
Minority interests in property partnerships	255	(436)
Income from unconsolidated joint ventures	1,844	807

Income before minority interest in Operating Partnership	135,360	106,591
Minority interest in Operating Partnership	(37,162)	(37,745)

Income before gain on sales of real estate	98,198	68,846
Gain on sales of real estate, net of minority interest	6,505	297

Income before cumulative effect of a change in accounting principle	104,703	69,143
Cumulative effect of a change in accounting principle, net of minority interest	(6,767)	—

Net income before preferred dividend	97,936	69,143
Preferred dividend	(3,291)	(3,286)

Net income available to common shareholders	$94,645	$65,857

Basic earnings per share:
Income before gain on sales of real estate and cumulative effect of a change in accounting principle	$1.06	$0.97
Gain on sales of real estate, net of minority interest	0.07	—
Cumulative effect of a change in accounting principle, net of minority interest	(0.07)	—

Net income available to common shareholders	$1.06	$0.97

Weighted average number of common shares outstanding	89,365	67,973

Diluted earnings per share:
Income before gain on sales of real estate and cumulative effect of a change in accounting principle	$1.03	$0.96
Gain on sales of real estate, net of minority interest	0.07	—
Cumulative effect of a change in accounting principle, net of minority interest	(0.07)	—

Net income available to common shareholders	$1.03	$0.96

Weighted average number of common and common equivalent shares outstanding	91,739	69,157

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2001	2000
	(unaudited and in thousands, except for per share amounts)
Revenue
Rental:
Base rent	$208,071	$177,953
Recoveries from tenants	27,266	22,734
Parking and other	13,533	12,289

Total rental revenue	248,870	212,976
Development and management services	3,110	2,876
Interest and other	4,289	1,407

Total revenue	256,269	217,259

Expenses
Operating	76,865	64,035
General and administrative	9,880	8,589
Interest	55,870	56,243
Depreciation and amortization	36,675	32,395
Loss on investments in securities	6,500	—

Total expenses	185,790	161,262

Income before net derivative losses, minority interests and income from unconsolidated joint ventures	70,479	55,997
Net derivative losses	(4,733)	—
Minority interests in property partnerships	510	(240)
Income from unconsolidated joint ventures	717	662

Income before minority interest in Operating Partnership	66,973	56,419
Minority interest in Operating Partnership	(18,138)	(20,193)

Income before gain on sales of real estate	48,835	36,226
Gain on sales of real estate, net of minority interest	1,851	297

Net income before preferred dividend	50,686	36,523
Preferred dividend	(1,648)	(1,643)

Net income available to common shareholders	$49,038	$34,880

Basic earnings per share:
Income before gain on sales of real estate	$0.52	$0.50
Gain on sales of real estate, net of minority interest	0.02	0.01

Net income available to common shareholders	$0.54	$0.51

Weighted average number of common shares outstanding	89,990	67,991

Diluted earnings per share:
Income before gain on sales of real estate	$0.51	$0.50
Gain on sales of real estate, net of minority interest	0.02	—

Net income available to common shareholders	$0.53	$0.50

Weighted average number of common and common equivalent shares outstanding	92,274	69,582

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
	(unaudited and in thousands)
Net income available to common shareholders	$49,038	$34,880	$94,645	$65,857
Other comprehensive income (loss):
Realized loss on investments in securities included in net income available to common shareholders	6,500	—	6,500	—
Unrealized gains (losses) on investments in securities:
Unrealized holding gains (losses) arising during the period	(971)	(49,035)	(1,608)	9,528
Less: reclassification adjustment for the cumulative effect of a change in accounting principle included in net income available to common shareholders	—	—	6,853	—
Unrealized derivative losses:
Transition adjustment of interest rate contracts	—	—	(11,414)	—
Effective portion of interest rate contracts	—	—	(2,454)	—

Other comprehensive income (loss)	5,529	(49,035)	(2,123)	9,528

Comprehensive income (loss)	$54,567	$(14,155)	$92,522	$75,385

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2001	2000
	(unaudited and in thousands)
Cash flows from operating activities:
Net income before preferred dividend	$97,936	$69,143
Adjustments to reconcile net income before preferred dividend to net cash provided by operating activities:
Depreciation and amortization	71,415	64,626
Non-cash portion of interest expense	1,818	1,989
Gain on sales of real estate	(8,079)	(403)
Cumulative effect of a change in accounting principle	8,432	—
Loss on investments in securities	6,500	—
Non-cash portion of derivative losses	4,707	—
Earnings in excess of distributions from unconsolidated joint ventures	(1,360)	(807)
Non-cash compensation expense	289	106
Minority interest in Operating Partnership	37,071	37,851
Minority interest in property partnerships	(255)	436
Change in assets and liabilities:
Escrows	(3,626)	7,229
Tenant and other receivables	515	(3,978)
Accrued rental income	(12,771)	(6,915)
Prepaid expenses and other assets	(2,986)	2,165
Accounts payable and accrued expenses	4,201	(14,534)
Accrued interest payable	6,468	(2,359)
Other liabilities	1,439	2,215
Tenant leasing costs	(9,903)	(11,131)

Total adjustments	103,875	76,490

Net cash provided by operating activities	201,811	145,633

Cash flows from investing activities:
Acquisitions/additions to real estate	(1,029,984)	(200,506)
Deposits on real estate, net	(4,251)	(13,223)
Investments in unconsolidated joint ventures	(2,924)	4,742
Net proceeds from the sales of real estate	14,187	46,713
Investments in securities	—	(2,295)

Net cash used in investing activities	(1,022,972)	(164,569)

The accompanying notes are an integral part of these financial statements

	For the six months ended June 30,
	2001	2000
	(unaudited and in thousands)
Cash flows from financing activities:
Borrowings on unsecured line of credit	111,200	96,000
Repayments of unsecured line of credit	(111,200)	(224,000)
Repayments of mortgage notes	(67,452)	(161,092)
Proceeds from mortgage notes	829,881	411,662
Bonds payable proceeds released from escrow	57,610	—
Dividends and distributions	(132,267)	(96,578)
Proceeds from stock transactions	3,657	1,284
Contributions from minority interest holder	39,383	—
Deferred financing costs	(24,844)	(14,056)

Net cash provided by financing activities	705,968	13,220

Net decrease in cash and cash equivalents	(115,193)	(5,716)
Cash and cash equivalents, beginning of period	280,957	12,035

Cash and cash equivalents, end of period	$165,764	$6,319

Supplemental disclosures:
Cash paid for interest	$127,250	$128,498

Interest capitalized	$31,813	$17,039

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$(1,208)	$1,788

Mortgage notes payable assumed in connection with the acquisition of real estate	$—	$117,831

Mortgage notes payable assigned in connection with the sale of real estate	$—	$166,547

Issuance of minority interest in connection with the acquisition of real estate	$—	$20,467

Dividends and distributions declared but not paid	$78,241	$59,812

Conversions of Minority Interest to Stockholders' Equity	$112,069	$116

Basis adjustment in connection with conversions of Minority Interest to Stockholders' Equity	$32,432	$—

Issuance of restricted shares to employees	$1,827	$1,060

Unrealized gain related to investments in securities	$—	$9,528

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands)

1.  Organization

    Boston Properties, Inc. (the "Company"), a Delaware corporation, is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the sole general partner of Boston Properties Limited Partnership (the "Operating Partnership") and at June 30, 2001, owned an approximate 75% general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as "common units of partnership interest" (also referred to as "OP Units") or "preferred units of partnership interest" (also referred to as "Preferred Units"). All references to OP Units and Preferred Units exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company ("Common Stock"), except that, the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. Each series of Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company.

    All references to the Company refer to Boston Properties, Inc. and its subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

    To assist the Company in maintaining its status as a REIT, the Company leases its three hotel properties, pursuant to a lease with a participation in the gross receipts of such hotel properties, to a lessee ("ZL Hotel LLC") in which Messrs. Zuckerman and Linde, the Chairman of the Board and Chief Executive Officer, respectively, are the sole member-managers. Messrs. Zuckerman and Linde have a 9.8% economic interest in such lessee and one or more unaffiliated public charities have a 90.2% economic interest. Marriott International, Inc. manages these hotel properties under the Marriott® name pursuant to a management agreement with the lessee. Under the REIT requirements, revenue from a hotel are not considered to be rental income for purposes of certain income tests that a REIT must meet. Accordingly, in order to maintain its qualification as a REIT, the Company has entered into the participating leases described above to provide revenue that qualifies as rental income under the REIT requirements.

    As of June 30, 2001, the Company and the Operating Partnership had 90,350,510 and 20,382,462 shares of Common Stock and OP Units outstanding, respectively. In addition, the Company had 2,000,000 shares of Preferred Stock and the Operating Partnership had 9,346,033 Preferred Units outstanding.

    The Properties:

    As of June 30, 2001, the Company owns a portfolio of 145 commercial real estate properties (145 and 142 properties at December 31, 2000 and June 30, 2000, respectively) (the "Properties") aggregating over 40.6 million square feet. The properties consist of 137 office properties with approximately 33.0 million net rentable square feet (including 13 properties under development expected to contain approximately 5.1 million net rentable square feet) and approximately 6.0 million additional square feet of structured parking for 17,645 vehicles, five industrial properties with approximately 0.6 million net rentable square feet, and three hotels with a total of 1,054 rooms (consisting of approximately 1.0 million square feet). In addition, the Company owns, has under contract, or has an option to acquire 48 parcels of land totaling approximately 556.9 acres, which will support approximately 9.6 million square feet of development.

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

    The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year.

    Certain prior-year balances have been reclassified in order to conform to the current-year presentation.

3.  Real Estate Activity During the Quarter Ended June 30, 2001

    On April 25, 2001, the Company closed on the acquisition of the approximately 1.6 million square foot office tower in New York City known as Citigroup Center. The acquisition was completed through a venture with a third party private real estate investment company. The total acquisition cost of approximately $755 million, was funded through new mortgage financing totaling $525 million, equity contributions of $195 million from Boston Properties and the balance from the third party private real estate investment company. This venture is consolidated as the Company exercises control over the entity that owns the property

    On June 29, 2001, the Company disposed of Maryland Industrial Park, Buildings Two and Three, consisting of two industrial buildings totaling approximately 183,945 square feet, for net proceeds of approximately $7.6 million, resulting in a gain on sale of approximately $1.9 million (net of minority interest share of approximately $0.4 million).

    During the quarter ended June 30, 2001, the Company placed in service two development projects consisting of an approximately 120,000 square foot office building in the Andover Office Park in

Andover, Massachusetts and an approximately 178,216 square foot office building known as 2600 Tower Oaks Boulevard in Rockville, Maryland.

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

(1)
Ownership can increase based on certain return thresholds
(2)
Property is currently under development
(3)
Land held for development

    The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	June 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Real estate, net	$666,388	$640,688
Other assets	36,220	30,919

Total assets	$702,608	$671,607

LIABILITIES AND PARTNERS' EQUITY
Mortgage and construction loans payable	$467,563	$446,520
Other liabilities	11,631	10,904
Partners' equity	223,414	214,183

Total liabilities and partners' equity	$702,608	$671,607

Company's share of equity	$94,155	$89,871

    The summarized statements of operations of the joint ventures are as follows:

	For the six months ended June 30,		For the three months ended June 30,
	2001	2000	2001	2000
	(unaudited)
Total revenue	$39,960	$12,608	$19,482	$8,626
Expenses
Operating	11,454	3,786	5,692	2,333
Interest	16,830	4,185	8,291	2,987
Depreciation and amortization	6,651	2,207	3,512	1,376

Total expenses	34,935	10,178	17,495	6,696

Net income	$5,025	$2,430	$1,987	$1,930

Company's share of net income	$1,844	$807	$717	$662

5.  Investments in Securities

    The Company accounts for investments in securities in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and has classified the securities as available-for-sale. During the quarter ended June 30, 2001, the Company realized a loss totaling $6.5 million related to the write-down of securities of two publicly traded telecommunications companies. The Company determined that the decline in the fair value of these securities was other than temporary as defined by SFAS No. 115.

6.  Mortgage Notes and Bonds Payable

    On April 25, 2001, the Company obtained new mortgage financing totaling approximately $525 million collateralized by the Citigroup Center property in New York City, New York. Such financing bears interest at a fixed rate equal to 7.1855% and matures on May 11, 2011.

    On May 24, 2001, the Company repaid the mortgage loan on Newport Office Park totaling approximately $5.8 million.

    On May 29, 2001, the Company obtained construction financing totaling $493.5 million collateralized by the Times Square Tower development project in New York City, New York. Such financing bears interest at a rate equal to Eurodollar + 1.95% and matures on November 29, 2004.

7.  Minority Interests

    Minority interests in the Company relate to the interest in the Operating Partnership not owned by Boston Properties, Inc. and an interest in a property partnership that is not owned by the Company. As of June 30, 2001, the minority interest in the Operating Partnership consisted of 20,382,462 OP Units and 9,346,033 Preferred Units held by parties other than Boston Properties, Inc.

    On April 25, 2001, the Company acquired Citigroup Center through a venture with a private real estate investment company. This venture is consolidated as the Company exercises control over the entity that owns the property. The equity interest in the venture that is not owned by the Company, totaling approximately $37.6 million at June 30, 2001, is included in Minority Interests on the accompanying Consolidated Balance Sheet.

    On May 2, 2001, Boston Properties, Inc., as general partner of the Operating Partnership, determined a distribution on the OP Units in the amount of $0.58 per OP Unit payable on July 30, 2001 to OP Unit holders of record on June 29, 2001.

    On May 15, 2001, the Operating Partnership paid a distribution on 2,482,026 Series One Preferred Units at $0.61625 per unit, based on an annual distribution of $2.465 per unit and paid a distribution on the 6,213,131 Series Two and Three Preferred Units of $0.73151 per unit.

8.  Redeemable Preferred Stock and Stockholders' Equity

    On May 2, 2001, the Board of Directors of the Company declared a second quarter dividend in the amount of $0.58 per share of Common Stock payable on July 30, 2001 to shareholders of record on June 29, 2001.

    On May 15, 2001, the Company paid a dividend on the 2,000,000 shares of Series A Convertible Redeemable Preferred Stock (the "Preferred Stock"), $50 liquidation preference per share, of approximately $0.73151 per share. In addition, on May 2, 2001, the Board of Directors of the Company declared a dividend of $0.75616 per share on the Preferred Stock payable on August 15, 2001 to shareholders of record on June 29, 2001. These shares of Preferred Stock are not classified as equity as in certain instances they are convertible into shares of Common Stock at the election of the holder after December 31, 2002 or are redeemable for cash at the election of the holder in six annual tranches commencing on May 12, 2009.

BOSTON PROPERTIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited and in thousands)

9.  Earnings Per Share

	For the Three Months Ended June 30, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings:
Income available to common shareholders	$49,038	89,990	$0.54
Effect of Dilutive Securities:
Stock Options and other	—	2,284	(.01)
Diluted Earnings:

Net income	$49,038	92,274	$0.53

	For the Three Months Ended June 30, 2000
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings:
Income available to common shareholders	$34,880	67,991	$0.51
Effect of Dilutive Securities:
Stock Options and other	244	1,591	(.01)
Diluted Earnings:

Net income	$35,124	69,582	$0.50

	For the Six Months Ended June 30, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings:
Income available to common shareholders	$94,645	89,365	$1.06
Effect of Dilutive Securities:
Stock Options and other	—	2,374	(0.03)
Diluted Earnings:

Net income	$94,645	91,739	$1.03

	For the Six Months Ended June 30, 2000
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings:
Income available to common shareholders	$65,857	67,973	$0.97
Effect of Dilutive Securities:
Stock Options and other	479	1,184	(0.01)
Diluted Earnings:

Net income	$66,336	69,157	$0.96

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

    Asset information by segment is not reported since the Company does not use this measure to assess performance, therefore, depreciation and amortization expense is not allocated among segments. Interest income, management and development services, interest expense and general and administrative expenses are not included in net operating income as the internal reporting addresses these on a corporate level.

    Information by geographic area and property type:

    Three months ended June 30, 2001:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A	$52,697	$55,888	$53,191	$53,542	$15,612	$230,930
Office/Technical	2,108	4,477	—	502	—	7,087
Industrial	254	327	—	352	211	1,144
Hotels	9,709	—	—	—	—	9,709

Total	64,768	60,692	53,191	54,396	15,823	248,870

% of Total	26.02%	24.39%	21.37%	21.86%	6.36%	100.00%
Rental Expenses:
Class A	18,112	13,949	18,221	18,266	5,113	73,661
Office/Technical	639	773	—	99	—	1,511
Industrial	93	112	—	78	30	313
Hotels	1,380	—	—	—	—	1,380

Total	20,224	14,834	18,221	18,443	5,143	76,865

% of Total	26.31%	19.30%	23.71%	23.99%	6.69%	100.00%

Net Operating Income	$44,544	$45,858	$34,970	$35,953	$10,680	$172,005

% of Total	25.90%	26.66%	20.33%	20.90%	6.21%	100.00%

    Three months ended June 30, 2000:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A	$46,262	$53,031	$35,176	$44,304	$15,116	$193,889
Office/Technical	1,381	4,952	—	466	—	6,799
Industrial	469	364	—	561	173	1,567
Hotels	10,721	—	—	—	—	10,721

Total	58,833	58,347	35,176	45,331	15,289	212,976

% of Total	27.62%	27.40%	16.52%	21.28%	7.18%	100.00%
Rental Expenses:
Class A	16,228	13,984	11,428	15,002	4,861	61,503
Office/Technical	401	893	—	97	—	1,391
Industrial	132	103	—	38	39	312
Hotels	829	—	—	—	—	829

Total	17,590	14,980	11,428	15,137	4,900	64,035

% of Total	27.47%	23.39%	17.85%	23.64%	7.65%	100.00%

Net Operating Income	$41,243	$43,367	$23,748	$30,194	$10,389	$148,941

% of Total	27.69%	29.12%	15.94%	20.27%	6.98%	100.00%

    The following is a reconciliation of net operating income to income before net derivative losses, minority interests and income from unconsolidated joint ventures:

	Three Months Ended June 30,
	2001	2000
Net operating income	$172,005	$148,941
Add:
Development and management services	3,110	2,876
Interest and other	4,289	1,407
Less:
General and administrative	(9,880)	(8,589)
Interest expense	(55,870)	(56,243)
Depreciation and amortization	(36,675)	(32,395)
Loss on investments in securities	(6,500)	—

Income before net derivative losses, minority interests and income from unconsolidated joint ventures	$70,479	$55,997

    Information by geographic area and property type:

    Six months ended June 30, 2001:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A	$104,259	$110,810	$89,603	$105,197	$32,320	$442,189
Office/Technical	3,810	8,778	—	1,013	—	13,601
Industrial	687	678	—	750	362	2,477
Hotels	16,218	—	—	—	—	16,218

Total	124,974	120,266	89,603	106,960	32,682	474,485

% of Total	26.34%	25.35%	18.88%	22.54%	6.89%	100.00%
Rental Expenses:
Class A	36,237	28,209	30,821	35,315	10,202	140,784
Office/Technical	1,165	1,693	—	181	—	3,039
Industrial	260	260	—	134	60	714
Hotels	2,671	—	—	—	—	2,671

Total	40,333	30,162	30,821	35,630	10,262	147,208

% of Total	27.40%	20.49%	20.94%	24.20%	6.97%	100.00%

Net Operating Income	$84,641	$90,104	$58,782	$71,330	$22,420	$327,277

% of Total	25.86%	27.53%	17.96%	21.80%	6.85%	100.00%

    Six months ended June 30, 2000:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A	$91,802	$108,376	$70,128	$87,557	$28,243	$386,106
Office/Technical	2,942	9,659	—	893	—	13,494
Industrial	915	725	—	903	353	2,896
Hotels	17,161	—	—	—	—	17,161

Total	112,820	118,760	70,128	89,353	28,596	419,657

% of Total	26.88%	28.30%	16.71%	21.29%	6.82%	100.00%
Rental Expenses:
Class A	33,206	28,553	23,331	29,776	8,792	123,658
Office/Technical	847	1,867	—	163	—	2,877
Industrial	295	217	—	85	67	664
Hotels	2,013	—	—	—	—	2,013

Total	36,361	30,637	23,331	30,024	8,859	129,212

% of Total	28.13%	23.71%	18.06%	23.24%	6.86%	100.00%

Net Operating Income	$76,459	$88,123	$46,797	$59,329	$19,737	$290,445

% of Total	26.32%	30.34%	16.11%	20.43%	6.80%	100.00%

    The following is a reconciliation of net operating income to income before net derivative losses, minority interests and income from unconsolidated joint ventures:

	Six Months Ended June 30,
	2001	2000
Net operating income	$327,277	$290,445
Add:
Development and management services	6,507	5,739
Interest and other	8,733	2,117
Less:
General and administrative	(19,830)	(15,997)
Interest expense	(103,723)	(111,458)
Depreciation and amortization	(71,415)	(64,626)
Loss on investments in securities	(6,500)	—

Income before net derivative losses, minority interests and income from unconsolidated joint ventures	$141,049	$106,220

11.  Unaudited Pro Forma Consolidated Financial Information

    The accompanying unaudited pro forma information for the six months ended June 30, 2001 and 2000 is presented as if the follow-on offering of 17,110,000 shares of Common Stock issued on October 31, 2000 and the acquisition of Citigroup Center on April 25, 2001 had occurred on January 1, 2000. This pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto.

    This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

	Six Months Ended June 30,
Pro Forma (in thousands, except per share data)
	2001	2000
Total revenue	$516,527	$473,217
Income before cumulative effect of a change in accounting principle	$102,086	$74,258
Net income available to common shareholders	$95,319	$74,258
Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$1.14	$0.87
Net income available to common shareholders	$1.07	$0.87
Weighted average number of common shares outstanding	89,365	85,083
Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$1.11	$0.86
Net income available to common shareholders	$1.04	$0.86
Weighted average number of common and common equivalent shares outstanding	91,739	86,267

ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

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

    Since January 1, 2000, the Company has increased its in-service portfolio from 136 properties to 145 properties (the "Total Portfolio"). As a result of the growth in the Company's Total Portfolio, the financial data presented below shows significant changes in revenues and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the three and six months ended June 30, 2001 and 2000 show separately changes attributable to the properties that were owned by the Company for all of each period compared (the "Same Property Portfolio") and the changes attributable to the Total Portfolio.

Results of Operations

Comparison of the six months ended June 30, 2001 to the six months ended June 30, 2000.

    The table below reflects selected operating information for the Same Property Portfolio and the Total Portfolio. The Same Property Portfolio consists of the 113 properties acquired or placed in service on or prior to January 1, 2000.

	SAME PROPERTY PORTFOLIO
(Dollars in thousands)	2001	2000	INCREASE/ (DECREASE)	% CHANGE
Revenue:
Rental revenue	$436,029	$398,367	$37,662	9.5%
Development and management services	—	—	—	—
Interest and other	—	—	—	—

Total revenue	436,029	398,367	37,662	9.5%

Expenses:
Operating	136,717	123,979	12,738	10.3%

Net Operating Income	299,312	274,388	24,924	9.1%

General and administrative	—	—	—	—
Interest	—	—	—	—
Depreciation and amortization	65,118	61,744	3,374	5.5%

Income before net derivative losses, minority interests and income from unconsolidated joint ventures	$234,194	$212,644	$21,550	10.1%

	TOTAL PORTFOLIO
(Dollars in thousands)	2001	2000	INCREASE/ (DECREASE)	% CHANGE
Revenue:
Rental revenue	$474,485	$419,657	$54,828	13.1%
Development and management services	6,507	5,739	768	13.4%
Interest and other	8,733	2,117	6,616	312.5%

Total revenue	489,725	427,513	62,212	14.6%

Expenses:
Operating	147,208	129,212	17,996	13.9%

Net Operating Income	342,517	298,301	44,216	14.8%

General and administrative	19,830	15,997	3,833	24.0%
Interest	103,723	111,458	(7,735)	-6.9%
Depreciation and amortization	71,415	64,626	6,789	10.5%
Loss from investments in securities	6,500	—	6,500	—

Income before net derivative losses, minority interests and income from unconsolidated joint ventures	$141,049	$106,220	$34,829	32.8%

    The increase in rental revenues in the Same Property Portfolio is primarily a result of an overall increase in rental rates on new leases and rollovers offset by a small decrease in occupancy. The additional increase in rental revenues for the Total Portfolio is primarily a result of the revenues earned on the properties acquired or placed-in-service after January 1, 2000.

    The increase in development and management services revenue in the Total Portfolio is mainly due to a $0.5 million incentive fee earned during the first quarter of 2001.

    The increase in interest and other revenue in the Total Portfolio is primarily due to an increase in interest earned as a result of higher average cash balances resulting from the remaining proceeds from the public offering in October 2000.

    Property operating expenses (real estate taxes, utilities, repairs and maintenance, cleaning and other property related expenses) in the Same Property Portfolio increased mainly due to increases in real estate taxes and utilities. Additional increases in property operating expenses for the Total Portfolio were mainly due to the properties acquired or placed-in-service after January 1, 2000.

    General and administrative expenses in the Total Portfolio increased due to an overall increase in compensation and $0.7 million of write-offs related to abandoned project costs in the first quarter of 2001.

    Interest expense in the Total Portfolio decreased due to a decrease in weighted average interest rates on the Company's floating rate debt from 8.12% to 7.05%, as well as the decreased use of the Company's unsecured revolving line of credit (the "Unsecured Line of Credit").

    Depreciation and amortization expense for the Same Property Portfolio increased as a result of capital and tenant improvements made since June 30, 2000. Additional increases in depreciation and amortization expense for the Total Portfolio were mainly due to the properties acquired or placed-in-service after January 1, 2000.

Comparison of the three months ended June 30, 2001 to the three months ended June 30, 2000.

    The table below reflects selected operating information for the Same Property Portfolio and the Total Portfolio. The Same Property Portfolio consists of the 118 properties acquired or placed in service on or prior to April 1, 2000.

	SAME PROPERTY PORTFOLIO
(Dollars in thousands)	2001	2000	INCREASE/ (DECREASE)	% CHANGE
Revenue:
Rental revenue	$226,304	$207,801	18,503	8.9%
Development and management services	—	—	—	—
Interest and other	—	—	—	—

Total revenue	226,304	207,801	18,503	8.9%

Expenses:
Operating	70,136	62,916	7,220	11.5%

Net Operating Income	156,168	144,885	11,283	7.8%

General and administrative	—	—	—	—
Interest	—	—	—	—
Depreciation and amortization	32,876	31,920	956	3.0%

Income before net derivative losses, minority interests and income from unconsolidated joint ventures	123,292	112,965	10,327	9.1%

	TOTAL PORTFOLIO
(Dollars in thousands)	2001	2000	INCREASE/ (DECREASE)	% CHANGE
Revenue:
Rental revenue	$248,870	$212,976	$35,894	16.9%
Development and management services	3,110	2,876	234	8.1%
Interest and other	4,289	1,407	2,882	204.8%

Total revenue	256,269	217,259	39,010	18.0%

Expenses:
Operating	76,865	64,035	12,830	20.0%

Net Operating Income	179,404	153,224	26,180	17.1%

General and administrative	9,880	8,589	1,291	15.0%
Interest	55,870	56,243	(373)	-0.7%
Depreciation and amortization	36,675	32,395	4,280	13.2%
Loss on investments in securities	6,500	—	6,500	—

Income before net derivative losses, minority interests and income from unconsolidated joint ventures	$70,479	$55,997	14,482	25.9%

    The increase in rental revenues in the Same Property Portfolio is primarily a result of an overall increase in rental rates on new leases and rollovers and an increase in lease termination fees from $0.3 million to $2.5 million offset by a small decrease in occupancy. The additional increase in rental revenues for the Total Portfolio is primarily a result of the properties acquired or placed-in-service after April 1, 2000 offset by a small decrease due to the sale of two properties during the quarter.

    The increase in development and management services revenue for the Total Portfolio is due to revenues earned on new management agreements in 2001.

    The increase in interest and other revenue for the Total Portfolio is primarily due to an increase in interest earned as a result of higher average cash balances resulting from the remaining proceeds from the public offering in October 2000.

    Property operating expenses (real estate taxes, utilities, repairs and maintenance, cleaning and other property related expenses) in the Same Property Portfolio increased mainly due to increases in real estate taxes and utilities. Additioanl increases in property operating expenses for the Total Portfolio were mainly due to the properties acquired or placed-in-service after April 1, 2000.

    General and administrative expenses for the Total Portfolio increased due to an overall increase in compensation.

    Interest expense for the Total Portfolio decreased due to a decrease in weighted average interest rates on the Company's floating rate debt from 8.12% to 7.05%, as well as the decreased use of the Company's unsecured revolving line of credit (the "Unsecured Line of Credit").

    Depreciation and amortization expense for the Same Property Portfolio increased as a result of capital and tenant improvements made since June 30, 2000. Additional increases in depreciation and amortization expense for the Total Portfolio were mainly due to the properties acquired or placed-in-service after April 1, 2000.

Liquidity and Capital Resources

    The Company's consolidated indebtedness at June 30, 2001 was approximately $4.2 billion and bore interest at a weighted average interest rate of approximately 7.05% per annum. Based on the Company's total market capitalization at June 30, 2001 of approximately $9.3 billion, the Company's consolidated debt represents 45.1% of its total market capitalization.

    The Company has a $605.0 million unsecured revolving line of credit (the "Unsecured Line of Credit") with Fleet Bank, as agent. The Company uses the Unsecured Line of Credit principally to facilitate its development and acquisition activities and for working capital purposes. As of August 7, 2001, the Company had no amounts outstanding under the Unsecured Line of Credit.

    The following represents the outstanding principal balances due under the first mortgages at June 30, 2001:

Properties	Interest Rate	Principal Amount (in thousands)		Maturity Date
Citigroup Center	7.19%	$524,586		May 11, 2011
Embarcadero Center One, Two and Federal Reserve	6.70%	310,942		December 10, 2008
Prudential Center	6.72%	289,957		July 1, 2008
280 Park Avenue	7.64%	269,014		February 1, 2011
5 Times Square	7.05%	233,029	(1)	January 26, 2003
599 Lexington Avenue	7.00%	225,000	(2)	July 19, 2005
Embarcadero Center Four	6.79%	153,075		February 1, 2008
875 Third Avenue	8.00%	149,996	(3)	January 1, 2003
Embarcadero Center Three	6.40%	145,352		January 1, 2007
Times Square Tower	5.93%	135,820		November 29,2004
111 Huntington Avenue	7.06%	126,963	(4)	September 27, 2002
Two Independence Square	8.09%	115,735	(5)	February 27, 2003
Riverfront Plaza	6.61%	114,468		February 1, 2008
Democracy Center	7.05%	106,810		April 1, 2009
Embarcadero Center West Tower	6.50%	96,957		January 1, 2006
100 East Pratt Street	6.73%	91,057		November 1, 2008
601 and 651 Gateway Boulevard	8.23%	89,544		October 1, 2010
One Independence Square	8.12%	73,857	(5)	August 21, 2001
Reservoir Place	6.88%	72,907	(6)	November 1, 2006
One and Two Reston Overlook	7.45%	67,844		September 1, 2004
2300 N Street	6.88%	66,000		August 3, 2003
202, 206 & 214 Carnegie Center	8.13%	62,662		October 1, 2010
New Dominion Technology Park	7.70%	57,610	(7)	January 15, 2021
Capital Gallery	8.24%	56,624		August 16, 2006
504, 506 & 508 Carnegie Center	7.39%	47,877		January 1, 2008
10 and 20 Burlington Mall Road	8.33%	37,000	(8)	October 1, 2001
Ten Cambridge Center	8.27%	35,470		May 1, 2010
1301 New York Avenue	6.70%	32,158	(9)	August 15, 2009
Waltham Weston Corporate Center	6.77%	29,293	(10)	February 13, 2004
Sumner Square	6.81%	28,899	(11)	April 22, 2002
Eight Cambridge Center	7.73%	28,195		July 15, 2010
510 Carnegie Center	7.39%	27,412		January 1, 2008
Lockheed Martin Building	6.61%	26,068		June 1, 2008
Orbital Sciences, Buildings One and Three	6.80%	25,761	(12)	August 19, 2002
2600 Tower Oaks Boulevard	6.91%	25,160	(13)	September 20, 2002
University Place	6.94%	24,971		August 1, 2021
Reston Corporate Center	6.56%	24,597		May 1, 2008
191 Spring Street	8.50%	22,627		September 1, 2006
Quorum Office Park	6.63%	22,019	(14)	August 25, 2003
Bedford Business Park	8.50%	21,453		December 10, 2008
NIMA Building	6.51%	21,311		June 1, 2008
Orbital Sciences, Building Two	6.80%	19,127	(15)	June 13, 2003
Andover Office Park, Building One	6.77%	13,655	(16)	October 21, 2003
101 Carnegie Center	7.66%	8,200		April 1, 2006
Montvale Center	8.59%	7,499		December 1, 2006
302 Carnegie Center	7.04%	6,969	(17)	April 1, 2003
Hilltop Business Center	6.81%	5,671		March 1, 2019
201 Carnegie Center	7.08%	469		February 1, 2010

Total		$4,177,670

(1)
Total construction loan in the amount of $420.0 million at a variable rate of Eurodollar + 1.75%.

(2)
At maturity the lender has the option to purchase a 33.33% interest in this Property in exchange for the cancellation of the principal balance of approximately $225 million.

(3)
The principal amount and interest rate shown has been adjusted to reflect the fair value of the note at its inception. The actual principal balance at June 30, 2001 was $148.4 million and the interest rate was 8.75%.

(4)
Total construction loan in the amount of $203.0 million at a variable rate of LIBOR + 2.00%.

(5)
The principal amount and interest rate shown has been adjusted to reflect the effective rates on the loans. The actual principal balances at June 30, 2001 were $116.1 million and $73.9 million, respectively. The actual interest rates are 8.50% and continue at such rates through the loan expiration.

(6)
The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The actual principal balance at June 30, 2001 was $65.1 and the interest rate was 9.09%.

(7)
Includes outstanding bonds in the amounts of $49.8 million and $7.8 million, which bear interest at fixed rates of 7.72% and 7.48%, respectively. Semi-annual payments are due until maturity.

(8)
Includes outstanding indebtedness collateralized by 91 Hartwell Avenue and 92 and 100 Hayden Avenue.

(9)
Includes outstanding principal in the amounts of $19.8 million, $8.1 million and $4.2 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.

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

(16)
Total construction loan in the amount of $16.0 million at a variable rate of LIBOR + 1.75%.

(17)
Total construction loan in the amount of $10.0 million at a variable rate of LIBOR + 1.85%.

    The Company has determined that its estimated cash flows and available sources of liquidity are adequate to meet liquidity needs for the next twelve months. The Company believes that its principal liquidity needs for the next twelve months are to fund normal recurring expenses, debt service requirements, current development costs not covered under construction loans and the minimum distribution required to maintain its REIT qualifications under the Internal Revenue Code of 1986, as amended. The Company believes that these needs will be fully funded from cash flows provided by operating and financing activities. The Company's operating properties and hotels require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended June 30, 2001, the Company's recurring capital expenditures totaled $3.4 million, $4.1 million, and $6.0 million for general capital expenditures, hotel capital expenditures, and tenant improvement and leasing commissions, respectively.

    The Company expects to meet its liquidity requirements for periods beyond twelve months for the cost of property developments, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through construction loans, the incurrence of long-term secured and unsecured indebtedness, income from operations and sales of real estate and possibly the issuance of additional common and preferred units of Boston Properties Limited Partnership and/or equity securities of Boston Properties, Inc. In addition, the Company may finance the development, redevelopment or acquisition of additional properties by using the Unsecured Line of Credit.

    The Company has development projects currently in process, which require commitments to fund to completion. Commitments under these arrangements totaled approximately $905.2 million as of June 30, 2001. The Company expects to fund these commitments using available cash, construction loans and the Unsecured Line of Credit. In addition, the Company has options to acquire land that require minimum deposits that the Company will fund using available cash or the Unsecured Line of Credit.

    The Company has investments in securities of approximately $4.3 million at June 30, 2001 related to non-publicly traded companies. These investments have been recorded at cost as they are not considered marketable under Statement of Financial Accounting Standard No 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115"). During the quarter ended June 30, 2001, in accordance with SFAS 115, the Company wrote down its remaining investments in securities, as the Company believes the loss in value to be "other than temporary". The loss on investments totaled $6.5 million for the quarter ended June 30, 2001.

Funds from Operations

    Management believes that Funds from Operations ("FFO") is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. In accordance with the National Association of Real Estate Investment Trusts ("NAREIT") revised definition of FFO, the Company calculated FFO by adjusting net income (loss) (computed in accordance with accounting principles generally accepted in the United States, including non-recurring items), for gains (or losses) from sales of properties (except gains and losses from sales of depreciable operating properties), real estate related depreciation and amortization and unconsolidated partnerships and joint ventures. The Company's FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to cash flows or net income (determined in accordance with accounting principles generally accepted in the United States) as a measure of the Company's liquidity or performance, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

    The following table presents the Company's Funds from Operations for the three months ended June 30, 2001 and 2000:

	Three Months Ended June 30, 2001	Three Months Ended June 30, 2000
Income before minority interests and joint venture income	$70,479	$55,997
Add:
Real estate depreciation and amortization	37,599	32,497
Income from unconsolidated joint ventures	717	662
Less:
Net derivative losses	(4,733)
Minority property partnerships' share of Funds from Operations	(411)	(266)
Preferred dividends and distributions	(8,260)	(8,250)

Funds from Operations	95,391	$80,640
Add: Net derivative losses	4,733	—

Funds from Operations before net derivative losses	$100,124	$80,640

Funds from Operations Available to Common Shareholders before net derivative losses (81.31% and 73.60%, respectively)	$81,410	$59,347

    Reconciliation to Diluted Funds from Operations:

	Three Months Ended June 30, 2001		Three Months Ended June 30, 2000
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
Funds from Operations	$100,124	110,676	$80,640	92,385
Effect of Dilutive Securities
Convertible Preferred Units	6,612	11,011	6,607	10,376
Convertible Preferred Stock	1,648	2,625	1,643	2,625
Stock Options and other	—	1,633	316	1,589

Diluted Funds from Operations	$108,384	125,945	$89,206	106,975

Company's share of Diluted Funds From Operations (83.58% and 77.20%, respectively)	$90,581	105,259	$68,864	82,583

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

    Market risk is the risk of loss from adverse changes in market prices and interest rates. The primary market risk facing the Company is mortgage debt, which bears interest primarily at fixed rates, and therefore, the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted average interest rates by expected maturity dates for the fixed rate debt. The interest rate of the variable rate debt as of June 30, 2001 ranged from LIBOR plus 1.00% to LIBO plus 2.00%. At June 30, 2001, the Company was a party to three hedge contracts for a total of $450.0 million and a swap arrangement for $213.0 million. The hedge contracts provide for a fixed interest rate when LIBOR is less than 5.76% and when LIBOR is greater than 6.35% or 7.95% for terms remaining of two to four years. The swap agreement provides for a fixed interest rate of 6.0% through September 11, 2002.

				Mortgage Debt (in thousands)
	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
Fixed Rate	$130,833	$192,179	$255,017	$113,451	$276,605	$2,572,890	$3,510,975	$3,510,975
Weighted Average Interest Rate	8.06%	8.41%	7.56%	7.36%	7.04%	7.18%	7.30%
Variable Rate	$244	$206,539	$294,799	$165,113	—	—	$666,695	$666,695

PART II.  OTHER INFORMATION

ITEM 2—Changes in Securities

    On April 25, 2001, the Company issued 26,821 OP Units. Such OP Units were issued to accredited investors in a transaction that was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

ITEM 4—Submission of Matters to a Vote of Security Holders

    The Company held its annual meeting of stockholders on May 2, 2001. The stockholders voted to elect Mortimer B. Zuckerman, Alan B. Landis and Richard E. Salomon as Class I Directors of the Company to serve until 2004. 66,245,247, 74,011,565 and 73,742,570 votes were cast for the elections of Mr. Zuckerman, Mr. Landis and Mr. Salomon, respectively, and 8,632,998, 866,679 and 1,135,675 votes were withheld, respectively. Alan J. Patricof and Martin Turchin will continue to serve as Class II Directors and Edward H. Linde and Ivan G. Seidenberg will continue to serve as Class III Directors until their present terms expire in 2002 and 2003, respectively, and their successors are duly elected.

    The stockholders voted on a shareholder proposal concerning the annual election of directors. 40,580,594 votes were cast for the proposal, 24,871,662 votes were cast against the proposal, and 210,127 votes abstained from this proposal.

    The stockholders voted on a shareholder proposal concerning the shareholder rights plan. 46,602,690 votes were cast for the proposal, 18,771,889 votes were cast against the proposal, and 287,804 votes abstained from this proposal.

    The stockholders also voted to ratify the Board of Directors' selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 2001. 71,809,141 votes were cast for this proposal, 3,019,007 votes were cast against this proposal, and 50,096 votes abstained from this proposal.

ITEM 6—Exhibits and Reports on Form 8-K

  (b)
  Reports on Form 8-K

    A Form 8-K dated April 25, 2001 was filed with the Securities and Exchange Commission to report under Item 5 of such report the information presented to investors and analysts and the Company's press release for the quarter ended March 31, 2001.

    A Form 8-K dated May 10, 2001 was filed with the Securities and Exchange Commission to report under Item 2 of such report the acquisition of Citigroup Center.

    A Form 8-K dated June 6, 2001 was filed with the Securities and Exchange Commission to report under Item 5 of such report the information to be used in an investor presentation.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.
August 13, 2001	/s/ DOUGLAS T. LINDE Douglas T. Linde Chief Financial Officer (duly authorized officer and principal financial officer)

QuickLinks

BOSTON PROPERTIES, INC. FORM 10-Q for the quarter ended June 30, 2001
TABLE OF CONTENTS
BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS
BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
BOSTON PROPERTIES, INC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited and in thousands)
PART II. OTHER INFORMATION
SIGNATURES