Form 10-Q
period 2001-09-30
BOSTON PROPERTIES INC
filed 2001-11-14
CIK 1037540

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-13087

BOSTON PROPERTIES, INC.
(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2473675 (IRS Employer Id. Number)
111 Huntington Avenue Boston, Massachusetts (Address of principal executive offices)	02199 (Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, Par Value $.01 (Class)	90,766,989 (Outstanding on November 12, 2001)

BOSTON PROPERTIES, INC.

FORM 10-Q

for the quarter ended September 30, 2001

TABLE OF CONTENTS

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31, 2000
	(unaudited)
	(in thousands, except for share amounts)
ASSETS
Real estate	$7,297,980	$6,112,779
Less: accumulated depreciation	(683,029)	(586,719)

Total real estate	6,614,951	5,526,060
Cash and cash equivalents	161,011	280,957
Escrows	20,901	85,561
Investments in securities	4,297	7,012
Tenant and other receivables	41,087	26,852
Accrued rental income	110,441	91,684
Deferred charges, net	104,370	77,319
Prepaid expenses and other assets	46,303	41,154
Investments in unconsolidated joint ventures	90,160	89,871

Total assets	$7,193,521	$6,226,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage notes and bonds payable	$4,245,433	$3,414,891
Accounts payable and accrued expenses	71,716	57,338
Dividends and distributions payable	79,005	71,274
Interest rate contracts	32,136	—
Accrued interest payable	15,679	5,599
Other liabilities	52,969	51,926

Total liabilities	4,496,938	3,601,028

Commitments and contingencies	—	—

Minority interests	847,232	877,715

Series A Convertible Redeemable Preferred Stock, liquidation preference $50.00 per share, 2,000,000 shares issued and outstanding	100,000	100,000

Stockholders' equity:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 90,720,477 and 86,630,089 issued and outstanding in 2001 and 2000, respectively	907	866
Additional paid-in capital	1,784,850	1,673,349
Dividends in excess of earnings	(20,296)	(13,895)
Unearned compensation	(2,242)	(848)
Accumulated other comprehensive loss	(13,868)	(11,745)

Total stockholders' equity	1,749,351	1,647,727

Total liabilities and stockholders' equity	$7,193,521	$6,226,470

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30,
	2001	2000
	(unaudited and in thousands, except for per share amounts)
Revenue
Rental:
Base rent	$626,062	$532,039
Recoveries from tenants	80,917	68,956
Parking and other	40,244	38,095

Total rental revenue	747,223	639,090
Development and management services	9,312	8,432
Interest and other	10,349	3,304

Total revenue	766,884	650,826

Expenses
Operating	228,683	197,366
General and administrative	29,649	25,868
Interest	163,659	166,210
Depreciation and amortization	109,933	97,062
Loss on investments in securities	6,500	—

Total expenses	538,424	486,506

Income before net derivative losses, minority interests and income from unconsolidated joint ventures	228,460	164,320
Net derivative losses	(24,408)	—
Minority interests in property partnerships	629	(681)
Income from unconsolidated joint ventures	2,841	1,356

Income before minority interest in Operating Partnership	207,522	164,995
Minority interest in Operating Partnership	(56,156)	(56,505)

Income before gain on sales of real estate	151,366	108,490
Gain on sales of real estate, net	6,505	(307)

Income before cumulative effect of a change in accounting principle	157,871	108,183
Cumulative effect of a change in accounting principle, net of minority interest	(6,767)	—

Net income before preferred dividend	151,104	108,183
Preferred dividend	(4,944)	(4,929)

Net income available to common shareholders	$146,160	$103,254

Basic earnings per share:
Income before gain on sales of real estate and cumulative effect of a change in accounting principle	$1.63	$1.51
Gain on sales of real estate, net of minority interest	0.07	—
Cumulative effect of a change in accounting principle, net of minority interest	(0.07)	—

Net income available to common shareholders	$1.63	$1.51

Weighted average number of common shares outstanding	89,753	68,568

Diluted earnings per share:
Income before gain on sales of real estate and cumulative effect of a change in accounting principle	$1.59	$1.48
Gain on sales of real estate, net of minority interest	0.07	—
Cumulative effect of a change in accounting principle, net of minority interest	(0.07)	—

Net income available to common shareholders	$1.59	$1.48

Weighted average number of common and common equivalent shares outstanding	92,004	69,600

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,
	2001	2000
	(unaudited and in thousands, except for per share amounts)
Revenue
Rental:
Base rent	$232,300	$183,749
Recoveries from tenants	27,473	22,886
Parking and other	12,965	12,798

Total rental revenue	272,738	219,433
Development and management services	2,805	2,693
Interest and other	1,616	1,187

Total revenue	277,159	223,313

Expenses
Operating	81,475	68,154
General and administrative	9,819	9,871
Interest	59,936	54,752
Depreciation and amortization	38,518	32,436

Total expenses	189,748	165,213

Income before net derivative losses, minority interests and income from unconsolidated joint ventures	87,411	58,100
Net derivative losses	(16,620)	—
Minority interests in property partnerships	374	(245)
Income from unconsolidated joint ventures	997	549

Income before minority interest in Operating Partnership	72,162	58,404
Minority interest in Operating Partnership	(18,994)	(19,627)

Income before loss on sale of real estate	53,168	38,777
Loss on sale of real estate, net of minority interest	—	(604)

Net income before preferred dividend	53,168	38,173
Preferred dividend	(1,653)	(1,643)

Net income available to common shareholders	$51,515	$36,530

Basic earnings per share:
Income before loss on sale of real estate	$0.57	$0.54
Loss on sale of real estate, net of minority interest	—	(0.01)

Net income available to common shareholders	$0.57	$0.53

Weighted average number of common shares outstanding	90,519	68,752

Diluted earnings per share:
Income before loss on sale of real estate	$0.56	$0.53
Loss on sale of real estate, net of minority interest	—	(0.01)

Net income available to common shareholders	$0.56	$0.52

Weighted average number of common and common equivalent shares outstanding	92,828	70,661

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(unaudited and in thousands)
Net income available to common shareholders	$51,515	$36,530	$146,160	$103,254
Other comprehensive loss:
Realized loss on investments in securities included in net income available to common shareholders	—	—	6,500	—
Unrealized gains (losses) on investments in securities:
Unrealized holding losses arising during the period	—	(14,220)	(1,608)	(4,692)
Less: reclassification adjustment for the cumulative effect of a change in accounting principle included in net income available to common shareholders	—	—	6,853	—
Unrealized derivative losses:
Transition adjustment of interest rate contracts	—	—	(11,414)	—
Effective portion of interest rate contracts	—	—	(2,454)	—

Other comprehensive loss	—	(14,220)	(2,123)	(4,692)

Comprehensive income	$51,515	$22,310	$144,037	$98,562

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2001	2000
	(unaudited and in thousands)
Cash flows from operating activities:
Net income before preferred dividend	$151,104	$108,183
Adjustments to reconcile net income before preferred dividend to net cash provided by operating activities:
Depreciation and amortization	109,933	97,062
Non-cash portion of interest expense	2,913	2,764
Loss (gain) on sales of real estate	(8,079)	413
Cumulative effect of a change in accounting principle	8,432	—
Loss on investments in securities	6,500	—
Non-cash portion of derivative losses	16,052	—
Earnings in excess of distributions from unconsolidated joint ventures	(2,049)	(1,356)
Non-cash compensation expense	433	159
Minority interest in Operating Partnership	56,065	56,399
Minority interest in property partnerships	(629)	—
Change in assets and liabilities:
Escrows	7,050	10,745
Tenant and other receivables	(14,235)	(11,677)
Accrued rental income	(18,908)	(11,562)
Prepaid expenses and other assets	(2,030)	(7,844)
Accounts payable and accrued expenses	15,320	(7,126)
Accrued interest payable	10,080	(2,535)
Other liabilities	1,043	10,549
Tenant leasing costs	(18,485)	(13,176)

Total adjustments	169,406	122,815

Net cash provided by operating activities	320,510	230,998

Cash flows from investing activities:
Acquisitions/additions to real estate	(1,158,495)	(312,519)
Deposits on real estate, net	(3,886)	—
Investments in unconsolidated joint ventures	1,760	(10,347)
Net proceeds from the sales of real estate	14,187	70,838
Investments in securities	—	(2,297)

Net cash used in investing activities	(1,146,434)	(254,325)

Cash flows from financing activities:
Borrowings on unsecured line of credit	$111,200	$142,000
Repayments of unsecured line of credit	(111,200)	(273,000)
Repayments of mortgage notes	(180,416)	(223,028)
Proceeds from mortgage notes	1,010,474	534,853
Bonds payable proceeds released from escrow	57,610	—
Dividends and distributions	(204,270)	(152,923)
Proceeds from stock transactions	10,524	11,721
Net contributions from minority interest holder	38,461	—
Deferred financing costs	(26,405)	(15,901)

Net cash provided by financing activities	705,978	23,722

Net decrease in cash and cash equivalents	(119,946)	395
Cash and cash equivalents, beginning of period	280,957	12,035

Cash and cash equivalents, end of period	$161,011	$12,430

Supplemental disclosures:
Cash paid for interest	$197,219	$192,332

Interest capitalized	$46,553	$26,908

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$—	$1,362

Mortgage notes payable assumed in connection with the acquisition of real estate	$—	$117,831

Mortgage notes payable assigned in connection with the sale of real estate	$—	$166,547

Issuance of minority interest in connection with the acquisition of real estate	$—	$20,467

Dividends and distributions declared but not paid	$79,005	$61,217

Conversions of minority interest to stockholders' equity	$117,288	$12,760

Basis adjustment in connection with conversions of minority interest to stockholders' equity	$33,927	$—

Issuance of restricted shares to employees	$1,827	$1,060

Unrealized loss related to investments in securities	$—	$4,692

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands)

1.  Organization

    Boston Properties, Inc. (the "Company"), a Delaware corporation, is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the sole general partner of Boston Properties Limited Partnership (the "Operating Partnership") and at September 30, 2001, owned an approximate 75% general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as "common units of partnership interest" (also referred to as "OP Units") or "preferred units of partnership interest" (also referred to as "Preferred Units"). All references to OP Units and Preferred Units exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company ("Common Stock"), except that, the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. Each series of Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company.

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

    As of September 30, 2001, the Company and the Operating Partnership had 90,720,477 and 20,287,791 shares of Common Stock and OP Units outstanding, respectively. In addition, the Company had 2,000,000 shares of Preferred Stock and the Operating Partnership had 9,346,033 Preferred Units outstanding.

  The Properties:

    As of September 30, 2001, the Company owns a portfolio of 147 commercial real estate properties (145 and 144 properties at December 31, 2000 and September 30, 2000, respectively) (the "Properties") aggregating over 40.7 million square feet. The properties consist of 139 office properties with approximately 33.1 million net rentable square feet (including 13 properties under development expected to contain approximately 5.0 million net rentable square feet) and approximately 6.0 million additional square feet of structured parking for 17,645 vehicles, five industrial properties with approximately 0.6 million net rentable square feet, and three hotels with a total of 1,054 rooms (consisting of approximately 1.0 million square feet). In addition, the Company owns, has under contract, or has an option to acquire 45 parcels of land totaling approximately 548.6 acres, which will support approximately 9.2 million square feet of development.

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

3.  Real Estate Activity During the Quarter Ended September 30, 2001

    During the quarter ended September 30, 2001, the Company placed in service two development projects consisting of Orbital Sciences Phase II, an approximately 160,000 square foot office building in Dulles, Virginia and an approximately 130,000 square foot office building at Quorum Office Park in Chelmsford, Massachusetts.

4.  Investments in Unconsolidated Joint Ventures

    The investments in unconsolidated joint ventures consists of the following:

Entity	Property	% Ownership
One Freedom Square LLC	One Freedom Square	25% (1)
Square 407 LP	Market Square North	50%
The Metropolitan Square Associates LLC	Metropolitan Square	51%
BP 140 Kendrick Street LLC	140 Kendrick Street	25% (1)
BP/CRF 265 Franklin Street Holdings LLC	265 Franklin Street	35%
Discovery Square LLC	Discovery Square(2)	50%
BP/CRF 901 New York Avenue LLC	901 New York Ave.(3)	25% (1)
Two Freedom Square LLC	Two Freedom Square(2)	50%

  (1)
  Ownership can increase based on certain return thresholds

  (2)
  Property is currently under development

  (3)
  Land held for development

    The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Real estate, net	$703,215	$640,688
Other assets	46,174	30,919

Total assets	$749,389	$671,607

LIABILITIES AND PARTNERS' EQUITY
Mortgage and construction loans payable	$509,714	$446,520
Other liabilities	22,313	10,904
Partners' equity	217,362	214,183

Total liabilities and partners' equity	$749,389	$671,607

Company's share of equity	$90,160	$89,871

    The summarized statements of operations of the joint ventures are as follows:

	For the nine months ended September 30,		For the three months ended September 30,
	2001	2000	2001	2000
	(unaudited)
Total revenue	$59,788	$25,948	$19,828	$13,340
Expenses
Operating	17,084	7,582	5,630	3,796
Interest	24,517	9,985	7,687	5,800
Depreciation and amortization	10,057	4,808	3,406	2,601

Total expenses	51,658	22,375	16,723	12,197

Net income	$8,130	$3,573	$3,105	$1,143

Company's share of net income	$2,841	$1,356	$997	$549

5.  Mortgage Notes and Bonds Payable

    On August 8, 2001, the Company refinanced the mortgage loan collateralized by the Sumner Square property in Washington, DC. The new financing, totaling $30.3 million, bears interest at a fixed rate equal to 7.35% and matures on September 1, 2013.

    On August 22, 2001, the Company refinanced the mortgage loan collateralized by the One Independence Square property in Washington, DC. The new financing, totaling $75.0 million, bears interest at a rate equal to LIBOR + 1.60% and matures on August 20, 2003.

6.  Minority Interests

    Minority interests in the Company relate to the interest in the Operating Partnership not owned by Boston Properties, Inc. and an interest in a property partnership that is not owned by the Company. As of September 30, 2001, the minority interest in the Operating Partnership consisted of 20,287,791 OP Units and 9,346,033 Preferred Units held by parties other than Boston Properties, Inc.

    On September 17, 2001, Boston Properties, Inc., as general partner of the Operating Partnership, determined a distribution on the OP Units in the amount of $0.58 per OP Unit payable on October 30, 2001 to OP Unit holders of record on September 28, 2001.

    On August 15, 2001, the Operating Partnership paid a distribution on 2,482,026 Series One Preferred Units at $0.61625 per unit, based on an annual distribution of $2.465 per unit and paid a distribution on the 6,213,131 Series Two and Three Preferred Units of $0.76115 per unit.

7.  Redeemable Preferred Stock and Stockholders' Equity

    On September 17, 2001, the Board of Directors of the Company declared a third quarter dividend in the amount of $0.58 per share of Common Stock payable on October 30, 2001 to shareholders of record on September 28, 2001.

    On August 15, 2001, the Company paid a dividend on the 2,000,000 shares of Series A Convertible Redeemable Preferred Stock (the "Preferred Stock"), $50 liquidation preference per share, of approximately $0.76115 per share. In addition, on September 17, 2001, the Board of Directors of the Company declared a dividend of $0.76115 per share on the Preferred Stock payable on November 15, 2001 to shareholders of record on September 28, 2001. These shares of Preferred Stock are not classified as equity as in certain instances they are convertible into shares of Common Stock at the election of the holder after December 31, 2002 or are redeemable for cash at the election of the holder in six annual tranches commencing on May 12, 2009.

8.  Earnings Per Share

	For the three months ended September 30, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings:
Income available to common shareholders	$51,515	90,519	$0.57
Effect of Dilutive Securities:
Stock Options and other	103	2,309	(.01)

Diluted Earnings:
Net income	$51,618	92,828	$0.56

	For the three months ended September 30, 2000
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings:
Income available to common shareholders	$36,530	68,752	$0.53
Effect of Dilutive Securities:
Stock Options	—	1,909	(.01)

Diluted Earnings:
Net income	$36,530	70,661	$0.52

	For the nine months ended September 30, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings:
Income available to common shareholders	$146,160	89,753	$1.63
Effect of Dilutive Securities:
Stock Options and other	103	2,251	(0.04)

Diluted Earnings:
Net income	$146,263	92,004	$1.59

	For the nine months ended September 30, 2000
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings:
Income available to common shareholders	$103,254	68,568	$1.51
Effect of Dilutive Securities:
Stock Options	—	1,032	(0.03)

Diluted Earnings:
Net income	$103,254	69,600	$1.48

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

    Information by geographic area and property type:

    Three months ended September 30, 2001:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A	$56,217	$58,294	$72,631	$53,562	$15,531	$256,235
Office/Technical	2,020	4,676	—	511	—	7,207
Industrial	261	—	—	352	183	796
Hotels	8,500	—	—	—	—	8,500

Total	66,998	62,970	72,631	54,425	15,714	272,738

% of Total	24.56%	23.09%	26.63%	19.96%	5.76%	100.00%
Rental Expenses:
Class A	19,252	15,963	19,916	18,468	5,285	78,884
Office/Technical	293	744	—	83	—	1,120
Industrial	56	—	—	45	31	132
Hotels	1,339	—	—	—	—	1,339

Total	20,940	16,707	19,916	18,596	5,316	81,475

% of Total	25.70%	20.51%	24.44%	22.82%	6.53%	100.00%

Net Operating Income	$46,058	$46,263	$52,715	$35,829	$10,398	$191,263

% of Total	24.08%	24.19%	27.56%	18.73%	5.44%	100.00%

    Three months ended September 30, 2000:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A	$48,299	$51,475	$35,467	$46,981	$15,385	$197,607
Office/Technical	1,381	6,085	—	479	—	7,945
Industrial	449	328	—	416	189	1,382
Hotels	12,499	—	—	—	—	12,499

Total	62,628	57,888	35,467	47,876	15,574	219,433

% of Total	28.54%	26.38%	16.16%	21.82%	7.10%	100.00%
Rental Expenses:
Class A	17,296	14,575	12,247	16,169	4,647	64,934
Office/Technical	508	913	—	85	—	1,506
Industrial	122	112	—	55	20	309
Hotels	1,405	—	—	—	—	1,405

Total	19,331	15,600	12,247	16,309	4,667	68,154

% of Total	28.36%	22.89%	17.97%	23.93%	6.85%	100.00%

Net Operating Income	$43,297	$42,288	$23,220	$31,567	$10,907	$151,279

% of Total	28.62%	27.95%	15.35%	20.87%	7.21%	100.00%

    The following is a reconciliation of net operating income to income before net derivative losses, minority interests and income from unconsolidated joint ventures:

	Three months ended September 30,
	2001	2000
Net operating income	$191,263	$151,279
Add:
Development and management services	2,805	2,693
Interest and other	1,616	1,187
Less:
General and administrative	(9,819)	(9,871)
Interest expense	(59,936)	(54,752)
Depreciation and amortization	(38,518)	(32,436)

Income before net derivative losses, minority interests and income from unconsolidated joint ventures	$87,411	$58,100

    Information by geographic area and property type:

    Nine months ended September 30, 2001:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A	$160,476	$169,104	$162,234	$158,759	$47,851	$698,424
Office/Technical	5,830	13,454	—	1,524	—	20,808
Industrial	948	678	—	1,102	545	3,273
Hotels	24,718	—	—	—	—	24,718

Total	191,972	183,236	162,234	161,385	48,396	747,223

% of Total	25.69%	24.52%	21.71%	21.60%	6.48%	100.00%
Rental Expenses:
Class A	55,489	44,172	50,737	53,783	15,487	219,668
Office/Technical	1,458	2,437	—	264	—	4,159
Industrial	316	260	—	179	91	846
Hotels	4,010	—	—	—	—	4,010

Total	61,273	46,869	50,737	54,226	15,578	228,683

% of Total	26.79%	20.50%	22.19%	23.71%	6.81%	100.00%

Net Operating Income	$130,699	$136,367	$111,497	$107,159	$32,818	$518,540

% of Total	25.20%	26.30%	21.50%	20.67%	6.33%	100.00%

    Nine months ended September 30, 2000:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A	$140,101	$159,851	$105,595	$134,538	$43,628	$583,713
Office/Technical	4,323	15,744	—	1,372	—	21,439
Industrial	1,364	1,053	—	1,319	542	4,278
Hotels	29,660	—	—	—	—	29,660

Total	175,448	176,648	105,595	137,229	44,170	639,090

% of Total	27.45%	27.64%	16.52%	21.47%	6.92%	100.00%
Rental Expenses:
Class A	50,502	43,128	35,578	45,945	13,439	188,592
Office/Technical	1,355	2,780	—	248	—	4,383
Industrial	417	329	—	140	87	973
Hotels	3,418	—	—	—	—	3,418

Total	55,692	46,237	35,578	46,333	13,526	197,366

% of Total	28.21%	23.43%	18.03%	23.48%	6.85%	100.00%

Net Operating Income	$119,756	$130,411	$70,017	$90,896	$30,644	$441,724

% of Total	27.11%	29.52%	15.85%	20.58%	6.94%	100.00%

    The following is a reconciliation of net operating income to income before net derivative losses, minority interests and income from unconsolidated joint ventures:

	Nine months ended September 30,
	2001	2000
Net operating income	$518,540	$441,724
Add:
Development and management services	9,312	8,432
Interest and other	10,349	3,304
Less:
General and administrative	(29,649)	(25,868)
Interest expense	(163,659)	(166,210)
Depreciation and amortization	(109,933)	(97,062)
Loss on investments in securities	(6,500)	—

Income before net derivative losses, minority interests and income from unconsolidated joint ventures	$228,460	$164,320

10. Unaudited Pro Forma Consolidated Financial Information

    The accompanying unaudited pro forma information for the nine months ended September 30, 2001 and 2000 is presented as if the follow-on offering of 17,110,000 shares of Common Stock issued on October 31, 2000 and the acquisition of Citigroup Center on April 25, 2001 had occurred on January 1, 2000. This pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto.

    This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

	Nine months ended September 30,
Pro Forma (in thousands, except per share data)	2001	2000
Total revenue	$794,005	$720,132
Income before cumulative effect of a change in accounting principle	$154,285	$116,371
Net income available to common shareholders	$147,518	$116,371
Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$1.72	$1.36
Net income available to common shareholders	$1.64	$1.36
Weighted average number of common shares outstanding	89,753	85,678
Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$1.68	$1.34
Net income available to common shareholders	$1.60	$1.34
Weighted average number of common and common equivalent shares outstanding	92,004	86,710

ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Report on Form 10-Q contains forward-looking statements within the meaning of the securities laws. Actual results or developments could differ materially from those projected in such statements as a result of certain factors set forth in the section below entitled "Certain Factors Affecting Future Operating Results" and elsewhere in this report.

    Since January 1, 2000, the Company has increased its in-service portfolio from 123 properties to 134 properties (the "Total Portfolio"). As a result of the growth in the Company's Total Portfolio, the financial data presented below shows significant changes in revenues and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the three and nine months ended September 30, 2001 and 2000 show separately changes attributable to the properties that were owned by the Company for all of each period compared (the "Same Property Portfolio") and the changes attributable to the Total Portfolio.

Results of Operations

Comparison of the nine months ended September 30, 2001 to the nine months ended September 30, 2000.

    The table below reflects selected operating information for the Same Property Portfolio and the Total Portfolio. The Same Property Portfolio consists of the 113 properties acquired or placed in service on or prior to January 1, 2000 and retained and continuing in service through September 30, 2001.

	Same Property Portfolio
	2001	2000	Increase/ (Decrease)	% Change
	(Dollars in thousands)
Revenue:
Rental revenue	$671,643	$616,088	$55,555	9.0%
Development and management services	—	—	—	—
Interest and other	—	—	—	—

Total revenue	671,643	616,088	55,555	9.0%

Expenses:
Operating	206,987	191,650	15,337	8.0%

Net Operating Income	464,656	424,438	40,218	9.5%

General and administrative	—	—	—	—
Interest	—	—	—	—
Depreciation and amortization	97,867	94,109	3,758	4.0%

Income before net derivative losses, minority interests and income from unconsolidated joint ventures	$366,789	$330,329	$36,460	11.0%

	Total Portfolio
	2001	2000	Increase/ (Decrease)	% Change
	(Dollars in thousands)
Revenue:
Rental revenue	$747,223	$639,090	$108,133	16.9%
Development and management services	9,312	8,432	880	10.4%
Interest and other	10,349	3,304	7,045	213.2%

Total revenue	766,884	650,826	116,058	17.8%

Expenses:
Operating	228,683	197,366	31,317	15.9%

Net Operating Income	538,201	453,460	84,741	18.7%

General and administrative	29,649	25,868	3,781	14.6%
Interest	163,659	166,210	(2,551)	(1.5)%
Depreciation and amortization	109,933	97,062	12,871	13.3%
Loss from investments in securities	6,500	—	6,500	—

Income before net derivative losses, minority interests and income from unconsolidated joint ventures	$228,460	$164,320	$64,140	39.0%

    The increase in rental revenues in the Same Property Portfolio is primarily a result of an overall increase in rental rates on new leases and rollovers in addition to termination income of $21.2 million, including a $12.4 million receivable, compared to $2.7 million in the same period last year. This was offset by a small decrease in occupancy from 98.8% to 96.6%. The additional increase in rental revenues for the Total Portfolio is primarily a result of the revenues earned on the properties acquired or placed-in-service after January 1, 2000.

    The increase in development and management services revenue in the Total Portfolio is mainly due to a $0.5 million incentive fee earned during the first quarter of 2001.

    The increase in interest and other revenue in the Total Portfolio is primarily due more interest earned as a result of higher average cash balances resulting from the remaining proceeds from the public offering in October 2000.

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

    Interest expense in the Total Portfolio decreased due to a drop in weighted average interest rates on the Company's floating rate debt from 8.14% to 6.81% as well as the decreased use of the Company's unsecured revolving line of credit (the "Unsecured Line of Credit").

    Depreciation and amortization expense for the Same Property Portfolio increased as a result of capital and tenant improvements made since September 30, 2000. Additional increases in depreciation and amortization expense for the Total Portfolio were mainly due to the properties acquired or placed-in-service after January 1, 2000.

Comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000.

    The table below reflects selected operating information for the Same Property Portfolio and the Total Portfolio. The Same Property Portfolio consists of the 120 properties acquired or placed in service on or prior to July 1, 2000 and retained and continuing in service through September 30, 2001.

	Same Property Portfolio
	2001	2000	Increase/ (Decrease)	% Change
	(Dollars in thousands)
Revenue:
Rental revenue	$242,320	$217,720	$24,600	11.3%
Development and management services	—	—	—	—
Interest and other	—	—	—	—

Total revenue	242,320	217,720	24,600	11.3%

Expenses:
Operating	72,153	67,671	4,482	6.6%

Net Operating Income	170,167	150,049	20,118	13.4%

General and administrative	—	—	—
Interest	—	—	—
Depreciation and amortization	33,872	32,398	1,474	4.5%

Income before net derivative losses, minority interests and income from unconsolidated joint ventures	$136,295	$117,651	$18,644	15.8%

	Total Portfolio
	2001	2000	Increase/ (Decrease)	% Change
	(Dollars in thousands)
Revenue:
Rental revenue	$272,738	$219,433	$53,305	24.3%
Development and management services	2,805	2,693	112	4.2%
Interest and other	1,616	1,187	429	36.1

Total revenue	277,159	223,313	53,846	24.1%

Expenses:
Operating	81,475	68,154	13,321	19.5%

Net Operating Income	195,684	155,159	40,525	26.1%

General and administrative	9,819	9,871	(52)	(0.5)%
Interest	59,936	54,752	5,184	9.5%
Depreciation and amortization	38,518	32,436	6,082	18.8%

Income before net derivative losses, minority interests and income from unconsolidated joint ventures	$87,411	$58,100	$29,311	50.4%

    The increase in rental revenues in the Same Property Portfolio is primarily a result of an overall increase in rental rates on new leases and rollovers and an increase in lease termination fees from $2.3 million to $17.3 million, including a $12.4 million receivable, offset by a small decrease in occupancy from 98.8% to 96.6%. The additional increase in rental revenues for the Total Portfolio is primarily a result of the properties acquired or placed-in-service after July 1, 2000.

    The increase in development and management services revenue for the Total Portfolio is due to revenues earned on new management agreements in 2001.

    The increase in interest and other revenue for the Total Portfolio is primarily due more interest earned as a result of higher average cash balances resulting from the remaining proceeds from the public offering in October 2000.

    Property operating expenses (real estate taxes, utilities, repairs and maintenance, cleaning and other property related expenses) in the Same Property Portfolio increased mainly due to increases in real estate taxes and utilities. Additional increases in property operating expenses for the Total Portfolio were mainly due to the properties acquired or placed-in-service after July 1, 2000.

    General and administrative expenses for the Total Portfolio increased due to an overall increase in compensation.

    Interest expense for the Total Portfolio decreased due to a drop in weighted average interest rates on the Company's floating rate debt from 8.14% to 6.81% as well as the decreased use of the Company's unsecured revolving line of credit (the "Unsecured Line of Credit").

    Depreciation and amortization expense for the Same Property Portfolio increased as a result of capital and tenant improvements made since September 30, 2000. Additional increases in depreciation and amortization expense for the Total Portfolio were mainly due to the properties acquired or placed-in-service after July 1, 2000.

Liquidity and Capital Resources

    The Company's consolidated indebtedness at September 30, 2001 was approximately $4.2 billion and bore interest at a weighted average interest rate of approximately 6.81% per annum. Based on the Company's total market capitalization at September 30, 2001 of approximately $9.0 billion, the Company's consolidated debt represents 47.2% of its total market capitalization.

    The Company has a $605.0 million unsecured revolving line of credit (the "Unsecured Line of Credit") with Fleet Bank., as agent. The Company uses the Unsecured Line of Credit principally to facilitate its development and acquisition activities and for working capital purposes. As of November 1, 2001, the Company had no amounts outstanding under the Unsecured Line of Credit.

    The following represents the outstanding principal balances due under the first mortgages at September 30, 2001:

Properties	Interest Rate	Principal Amount		Maturity Date
		(in thousands)
Citigroup Center	7.19%	$523,326		May 11, 2011
Embarcadero Center One, Two and Federal Reserve	6.70%	309,950		December 10, 2008
Prudential Center	6.72%	289,044		July 1, 2008
280 Park Avenue	7.64%	268,407		February 1, 2011
5 Times Square	4.61%	257,009	(1)	January 26, 2003
599 Lexington Avenue	7.00%	225,000	(2)	July 19, 2005
111 Huntington Avenue	5.24%	159,673	(3)	September 27, 2002
Embarcadero Center Four	6.79%	152,620		February 1, 2008
875 Third Avenue	8.00%	149,453	(4)	January 1, 2003
Embarcadero Center Three	6.40%	145,025		January 1, 2007
Times Square Tower	4.59%	135,820	(5)	November 29, 2004
Two Independence Square	8.09%	115,414	(6)	February 27, 2003
Riverfront Plaza	6.61%	113,864		February 1, 2008

Democracy Center	7.05%	106,409		April 1, 2009
Embarcadero Center West Tower	6.50%	96,743		January 1, 2006
100 East Pratt Street	6.73%	90,650		November 1, 2008
601 and 651 Gateway Boulevard	8.23%	89,426		October 1, 2010
One Independence Square	4.66%	75,000	(7)	August 1, 2003
Reservoir Place	6.88%	72,420	(8)	November 1, 2006
One and Two Reston Overlook	7.45%	67,666		September 1, 2004
2300 N Street	6.88%	66,000		August 3, 2003
202, 206 & 214 Carnegie Center	8.13%	62,532		October 1, 2010
New Dominion Technology Park	7.70%	57,610	(9)	January 15, 2021
Capital Gallery	8.24%	56,346		August 16, 2006
504, 506 & 508 Carnegie Center	7.39%	47,670		January 1, 2008
Waltham Weston Corporate Center	4.54%	38,926	(10)	February 13, 2004
10 and 20 Burlington Mall Road	8.33%	37,000	(11)	October 1, 2001
Ten Cambridge Center	8.27%	35,349		May 1, 2010
1301 New York Avenue	7.17%	31,938	(12)	August 15, 2009
Sumner Square	7.35%	30,290		September 1, 2013
Eight Cambridge Center	7.73%	28,083		July 15, 2010
510 Carnegie Center	7.39%	27,296		January 1, 2008
2600 Tower Oaks Boulevard	4.58%	26,481	(13)	September 20, 2002
Lockheed Martin Building	6.61%	25,892		June 1, 2008
Orbital Sciences, Buildings One and Three	4.32%	25,714	(14)	August 19, 2002
Quorum Office Park	4.29%	25,615	(15)	August 25, 2003
University Place	6.94%	24,826		August 1, 2021
Reston Corporate Center	6.56%	24,429		May 1, 2008
Orbital Sciences, Building Two	5.14%	22,654	(16)	June 13, 2003
191 Spring Street	8.50%	22,540		September 1, 2006
Bedford Business Park	8.50%	21,317		December 10, 2008
NIMA Building	6.51%	21,166		June 1, 2008
40 Shattuck Road	4.39%	14,191	(17)	October 21, 2003
101 Carnegie Center	7.66%	8,125		April 1, 2006
Montvale Center	8.59%	7,465		December 1, 2006
302 Carnegie Center	4.54%	6,969	(18)	April 1, 2003
Hilltop Business Center	6.81%	5,630		March 1, 2019
201 Carnegie Center	7.08%	460		February 1, 2010

Total		$4,245,433

(1)
Total construction loan in the amount of $420.0 million at a variable rate of Eurodollar + 1.75%.

(2)
At maturity the lender has the option to purchase a 33.33% interest in this Property in exchange for the cancellation of the principal balance of approximately $225 million.

(3)
Total construction loan in the amount of $203.0 million at a variable rate of LIBOR + 2.00%.

(4)
The principal amount and interest rate shown has been adjusted to reflect the fair value of the note at its inception. The actual principal balance at September 30, 2001 was $148.1 million and the interest rate was 8.75%.

(5)
Total construction loan in the amount of $493.5 million at a variable rate of Eurodollar + 1.95%.

(6)
The principal amount and interest rate shown has been adjusted to reflect the effective rate on the loan. The actual principal balance at September 30, 2001 was $115.7. The actual interest rate is 8.50% and continues at such at rate through the loan expiration.

(7)
Bears interest at LIBOR + 1.60%.

(8)
The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The actual principal balance at September 30, 2001 was $65.0 and the interest rate was 9.09%.

(9)
Includes outstanding bonds in the amounts of $49.8 million and $7.8 million, which bear interest at fixed rates of 7.72% and 7.48%, respectively.

(10)
Total construction loan in the amount of $70.0 million at a variable rate of LIBOR + 1.70%.

(11)
Includes outstanding indebtedness collateralized by 91 Hartwell Avenue and 92 and 100 Hayden Avenue.

(12)
Includes outstanding principal in the amounts of $19.8 million, $8.0 million and $4.2 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.

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

    The Company has determined that its estimated cash flows and available sources of liquidity are adequate to meet liquidity needs for the next twelve months. The Company believes that its principal liquidity needs for the next twelve months are to fund normal recurring expenses, debt service requirements, current development costs not covered under construction loans and the minimum distribution required to maintain its REIT qualifications under the Internal Revenue Code of 1986, as amended. The Company believes that these needs will be fully funded from cash flows provided by operating and financing activities. The Company's operating properties and hotels require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended September 30, 2001, the Company's recurring capital expenditures totaled $2.3 million, $1.1 million, and $23.7 million for general capital expenditures, hotel capital expenditures, and tenant improvement and leasing commissions, respectively.

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

    The Company has development projects currently in process, which require commitments to fund to completion. Commitments under these arrangements totaled approximately $841.2 million as of September 30, 2001. The Company expects to fund these commitments using available cash, construction loans and the Unsecured Line of Credit. In addition, the Company has options to acquire land that require minimum deposits that the Company will fund using available cash or the Unsecured Line of Credit.

    The Company has investments in securities of approximately $4.3 million at September 30, 2001 related to a non-publicly traded companies. These have been recorded at cost as they are not considered marketable under Statement of Financial Accounting Standard No 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115").

Funds from Operations

    Management believes that Funds from Operations ("FFO") is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. In accordance with the National Association of Real Estate Investment Trusts ("NAREIT") revised definition of FFO, the Company calculated FFO by adjusting net income (loss) (computed in accordance with accounting principles generally accepted in the United States, including non-recurring items), for gains (or losses) from sales of properties (except gains and losses from sales of depreciable operating properties), real estate related depreciation and amortization and unconsolidated partnerships and joint ventures. The Company's FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income (determined in accordance with accounting principles generally accepted in the United States) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

    The following table presents the Company's Funds from Operations for the three months ended September 30, 2001 and 2000:

	Three months ended September 30, 2001	Three months ended September 30, 2000
Income before minority interests and joint venture income	$87,411	$58,100
Add:
Real estate depreciation and amortization	39,360	33,007
Income from unconsolidated joint ventures	997	549
Less:
Net derivative losses	(16,620)	—
Minority property partnerships' share of Funds from Operations	(832)	(284)
Preferred dividends and distributions	(8,383)	(8,248)

Funds from Operations	101,933	$83,124
Add: Net derivative losses	16,620	—
Less: Non-cash early surrender lease income	(12,445)	—

Funds from Operations before net derivative losses and non-cash early surrender lease income	$106,108	$83,124

Funds from Operations Available to Common Shareholders before net derivative losses and non-cash early surrender lease income (81.31% and 74.04%, respectively)	$86,627	$61,543

    Reconciliation to Diluted Funds from Operations:

	Three months ended September 30, 2001		Three months ended September 30, 2000
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
Funds from Operations before net derivative losses and non-cash early surrender lease income	$106,108	110,876	$83,124	92,860
Effect of Dilutive Securities
Convertible Preferred Units	6,730	11,011	6,605	10,370
Convertible Preferred Stock	1,653	2,625	1,643	2,625
Stock Options and other	—	1,657	—	1,909

Diluted Funds from Operations before net derivative losses and non-cash early surrender lease income	$114,491	126,169	$91,372	107,764

Company's share of Diluted Funds From Operations before net derivative losses and non-cash early surrender lease income (83.87% and 77.63%, respectively)	$96,017	105,812	$70,931	83,657

All REITs may not be using the same definition for FFO. Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

Certain Factors Affecting Future Operating Results

    This Report on Form 10-Q contains forward-looking statements within the meaning of the securities laws, regarding the Company's business, strategies, revenues, expenditures and operating and capital requirements. The following factors, among others, could cause actual results, performance or achievements of the Company to differ materially from those set forth or contemplated in the forward-looking statements made in this report: general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants' financial condition, and competition from other developers, owners and operators of real estate); risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively the Company's growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities); risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with the Company's potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and possible adverse changes in tax and environmental laws; and risks associated with the Company's dependence on key personnel whose continued service is not guaranteed.

Economic Conditions

    Substantially all of the office leases provide for separate real estate tax and operating expense escalations over a base amount. In addition, many of the leases provide for fixed base rent increases or indexed increases. The Company believes that inflationary increases may be at least partially offset by the contractual rent increases described above.

    Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities and at different times. In 2001, many regions of the United States have experienced varying degrees of economic recession; and the tragic events of September 11, 2001 may have accelerated certain recessionary trends, such as the cost of obtaining sufficient property and liability insurance coverage and short term interest rates. The Company believes, however, that these tragic events should not have a material effect on the Company's portfolio, given the Company's property types and the geographic regions in which the Company is located. The Company will continue to review its business strategy and does not anticipate any changes in strategy or material effects in financial performance.

New Accounting Pronouncements

    On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. The Company does not anticipate that these standards will have a material adverse effect on the Company's liquidity, financial position or results of operations. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. SFAS 142 becomes effective for the Company for the year ending December 31, 2002.

    In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121. The new standard becomes effective for the Company for the year ending December 31, 2002. The Company does not expect this pronouncement to have a material impact on the Company's financial position or cash flows.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

    Market risk is the risk of loss from adverse changes in market prices and interest rates. The primary market risk facing the Company is mortgage debt, which bears interest primarily at fixed rates, and therefore, the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted average interest rates by expected maturity dates for the fixed rate debt. The interest rate of the variable rate debt as of September 30, 2001 ranged from LIBOR plus 1.00% to LIBOR plus 2.00%. At September 30, 2001, the Company was a party to three hedge contracts for a total of $450.0 million and a swap arrangement for $213.0 million. The hedge contracts provide for a fixed interest rate when LIBOR is less than 5.76% and when LIBOR is greater than 6.35% or 7.95% for terms remaining of two to four years. The swap agreement provides for a fixed interest rate of 6.0% through September 11, 2002.

    As of November 13, 2001, the Company paid the fair value of the swap arrangement and two of the hedge contracts in order to terminate the contracts. As a result, the Company has one remaining hedge contract in place totaling $150.0 million.

	Mortgage Debt (in thousands)
	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
Fixed Rate	$46,963	$45,914	$372,217	$113,977	$277,155	$2,601,155	$3,457,381	$3,457,381
Weighted Average Interest Rate	8.12%	7.33%	8.03%	7.36%	7.36%	7.18%	7.28%
Variable Rate	$70	$211,798	$401,438	$174,746	—	—	$788,052	$788,052

BOSTON PROPERTIES, INC.

PART II. OTHER INFORMATION

ITEM 6—Exhibits and Reports on Form 8-K

  (b)
  Reports on Form 8-K

    On July 9, 2001, we filed with the Securities and Exchange Commission an amendment to the Current Report on Form 8-K dated April 25, 2001 and filed on May 10, 2001. We amended Item 7 to include required financial statements, pro forma financial information and certain exhibits related to the acquisition of Citigroup Center.

    On July 18, 2001, we filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated July 18, 2001. We reported under Item 5 of such report that we intended to provide supplemental information regarding the Company's operations to investors and analysts. Such supplemental information and the Company's press release for the quarter ended June 30, 2001 were provided as exhibits under Item 7.

    On September 17, 2001, we filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated September 14, 2001. We reported, under Item 5 of such report, that we had issued a press release announcing the Company's stock repurchase program. Such press release was provided as an exhibit under Item 7.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.
November 14, 2001	By:	/s/ DOUGLAS T. LINDE Douglas T. Linde Chief Financial Officer (duly authorized officer and principal financial officer)

QuickLinks

BOSTON PROPERTIES, INC. FORM 10-Q for the quarter ended September 30, 2001 TABLE OF CONTENTS
BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS
BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
BOSTON PROPERTIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited and in thousands)
BOSTON PROPERTIES, INC.
PART II. OTHER INFORMATION
SIGNATURE