Form 10-K
period 2001-12-31
BOSTON PROPERTIES INC
filed 2002-03-01
CIK 1037540

Use these links to rapidly review the document
TABLE OF CONTENTS
BOSTON PROPERTIES, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                              to

Commission file number 1-13087

BOSTON PROPERTIES, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2473675 (IRS Employer Id. Number)
111 Huntington Avenue Boston, Massachusetts (Address of Principal Executive Offices)	02199 (Zip Code)

Registrant's telephone number, including area code: (617) 236-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, Par Value $.01 Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        As of February 28, 2002, the aggregate market value of the 86,522,103 shares of common stock held by non-affiliates of the Registrant was $3,259,287,620 based upon the closing price of $37.67 on the New York Stock Exchange composite tape on such date. (For this computation, the Registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.) As of February 28, 2002, there were 90,830,331 shares of Common Stock outstanding.

        Certain information contained in the Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held May 1, 2002 are incorporated by reference in Part III, Items 10, 11, 12 and 13.

TABLE OF CONTENTS

Item No.	Description

PART I
1.	BUSINESS
2.	PROPERTIES
3.	LEGAL PROCEEDINGS
4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
6.	SELECTED FINANCIAL DATA
7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
11.	EXECUTIVE COMPENSATION
12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES

PART I

Item 1.    Business

General

        As used herein, the terms "we," "us," "our" or the "Company" refer to Boston Properties, Inc., a Delaware corporation organized in 1997, individually or together with its subsidiaries, including Boston Properties Limited Partnership, a Delaware limited partnership, and our predecessors. We are a fully integrated self-administered and self-managed real estate investment trust or "REIT" and one of the largest owners and developers of office properties in the United States. Our properties are concentrated in four core markets—Boston, Washington, D.C., midtown Manhattan and San Francisco. We conduct substantially all of our business through Boston Properties Limited Partnership. At December 31, 2001, we owned 147 properties, totaling 40.7 million net rentable square feet. Our properties consisted of 139 office properties, comprised of 107 Class A office buildings and 32 properties that support both office and technical uses, including twelve properties under construction, five industrial properties and three hotels. We consider Class A office buildings to be centrally located buildings that are professionally managed and maintained, attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings.

        We have a $605 million unsecured revolving line of credit with Fleet National Bank, as agent, which expires in March 2003. As of February 28, 2002, there were no amounts outstanding under our unsecured revolving line of credit. You should refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for additional information regarding our unsecured revolving line of credit and our other indebtedness.

        We are a full service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, construction management, property management, marketing, leasing, accounting, tax and legal services. As of December 31, 2001, we had over 675 employees. Our 29 senior officers, together with Mr. Mortimer Zuckerman, Chairman of our board of directors, have an average of 24 years experience in the real estate industry and an average of 14 years tenure with us. Our principal executive office is located at 111 Huntington Avenue, Boston, Massachusetts 02199 and its telephone number is (617) 236-3300. In addition, we have regional offices at 401 9th Street, NW, Washington, D.C. 20004; 599 Lexington Avenue, New York, New York 10022; Four Embarcadero Center, San Francisco, California 94111; and 502 Carnegie Center, Princeton, New Jersey 08540.

Boston Properties Limited Partnership

        Boston Properties Limited Partnership, a Delaware limited partnership, is the entity through which we conduct substantially all of our business and own (either directly or through subsidiaries) substantially all of our assets. We are the sole general partner and, as of February 28, 2002, the owner of approximately 75.0% of the economic interests in Boston Properties Limited Partnership. This structure is commonly referred to as an umbrella partnership REIT or "UPREIT". Our general and limited partnership interests in Boston Properties Limited Partnership entitle us to share in cash distributions from, and in the profits and losses of, Boston Properties Limited Partnership in proportion to our percentage interest therein and entitle us to vote on all matters requiring a vote of the limited partners. The other partners of Boston Properties Limited Partnership are persons who contributed their direct or indirect interests in certain properties to Boston Properties Limited Partnership in exchange for common units of limited partnership interest in Boston Properties Limited Partnership or preferred units of limited partnership interest in Boston Properties Limited Partnership. Pursuant to the limited partnership agreement of Boston Properties Limited Partnership unitholders may tender their common units of Boston Properties Limited Partnership for cash equal to the value of an equivalent number of shares of our common stock. In lieu of delivering cash, however, we may, at our option, choose to acquire any units so tendered by issuing common stock in exchange for the units. Our common stock will be exchanged for units on a one-for-one basis. This one-for-one exchange ratio may be adjusted to prevent dilution. We currently anticipate that we will elect to issue our common stock in connection with each such presentation for redemption rather than having Boston Properties Limited Partnership pay cash. With each such exchange or redemption, our percentage ownership in Boston Properties Limited Partnership will increase. In addition, whenever we issue shares of our common stock other than to acquire common units of Boston Properties Limited Partnership, we must contribute any net proceeds we receive to Boston Properties Limited Partnership and Boston Properties Limited Partnership must issue to us an equivalent number of common units of Boston Properties Limited Partnership.

        Preferred units of Boston Properties Limited Partnership have the rights, preferences and other privileges (including the right to convert into common units of Boston Properties Limited Partnership) as are set forth in amendments to the limited partnership agreement of Boston Properties Limited Partnership. As of February 28, 2002, Boston Properties Limited Partnership had four series of its preferred units outstanding (excluding preferred units held by Boston Properties, Inc.). The Series One preferred units had an aggregate liquidation preference of approximately $85 million at issuance and bear a preferred distribution at a rate of 7.25% per annum, payable quarterly. Series One units are convertible into common units at the rate of $38.25 per common unit at the holder's election at any time. At December 31, 2001, $0.6 million of Series One units had been converted into common units. We also have the right to convert into common units of Boston Properties Limited Partnership all or part of the Series One units on or after June 3, 2003, if our common stock at the time of our election is trading at a price of at least $42.08 per share.

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

        The Series Z preferred units have an aggregate liquidation preference of the greater of the value of our common stock or $37.25 per share of our common stock. The Series Z units were not entitled to receive any distributions until after August 11, 2001. From August 11, 2001 until February 11, 2002, each Series Z unit entitled its holder to receive one-half of any distributions paid on a common unit. After February 11, 2002, each Series Z unit entitled its holder to receive an amount equal to 100% of any distributions paid on a common unit. The Series Z units will automatically convert into common units on the effective date of the registration statement on Form S-3 that we filed with the Securities and Exchange Commission on February 11, 2002. The registration statement was filed to register the issuance of the shares of our common stock issuable in exchange for the common units into which the Series Z units are convertible.

Real Estate Acquisitions/Dispositions during 2001

        On February 13, 2001, the Company acquired a 4.3-acre parcel of land at 77 Fourth Avenue in Waltham, Massachusetts for cash of approximately $13.0 million. This site will support an approximately 202,000 net rentable square foot Class A office building.

        On March 30, 2001, the Company disposed of 25-33 Dartmouth Street in Westwood, Massachusetts, an industrial building totaling approximately 78,000 net rentable square feet. The Company received net proceeds of approximately $6.6 million, resulting in a gain on sale of approximately $4.7 million (net of minority interest share of approximately $1.1 million).

        On April 25, 2001, the Company closed on the acquisition of the approximately 1.6 million net rentable square foot office tower in midtown Manhattan known as Citigroup Center. The acquisition was completed through a venture with a third party private real estate investment company. The total acquisition cost of approximately $755 million, was funded through new mortgage financing totaling $525 million, cash contributed to purchase equity in the acquiring entity of $195 million from Boston Properties Limited Partnership and the balance from the third party private real estate investment company. Our $195 million equity investment will earn a priority return of 10% per annum for ten years. The preferred equity and any accumulated unpaid portion of the priority return on our equity investment will be payable before the third party affiliate receives a return on its common interest. Financial results of this venture are consolidated with the financial results of the Company because the Company controls the entity that owns the property.

        On June 29, 2001, the Company disposed of Maryland Industrial Park, Buildings Two and Three, consisting of two industrial buildings totaling approximately 184,000 net rentable square feet, for net proceeds of approximately $7.6 million, resulting in a gain on sale of approximately $1.9 million (net of minority interest share of approximately $0.4 million).

        On November 8, 2001, the Company disposed of a parcel of land known as the Belvedere Condominium/Retail Project located at the Prudential Center in Boston, Massachusetts for net proceeds of approximately $11 million, resulting in a gain on sale of approximately $2.3 million (net of minority interest share of approximately $0.5 million.)

        On November 29, 2001, the Company acquired an approximately 22-acre parcel of land in Reston, Virginia for approximately $8.6 million. This site will support an approximately 358,000 net rentable square foot Class A office building.

        On December 19, 2001, the Company acquired a 74-acre parcel of land in Weston, Massachusetts for cash of approximately $18 million, which includes a deposit made in 2000 of approximately $9 million. This site will support an approximately 350,000 net rentable square foot Class A office building.

Developments Placed in Service during 2001

        In the first quarter of 2001, 302 Carnegie Center and New Dominion Tech Park—Building One, were placed in service. 302 Carnegie Center is a 64,677 net rentable square foot Class A office building located in Princeton, New Jersey, with respect of which we have incurred costs of $9.8 million through December 31, 2001. At December 31, 2001, the property was 76.8% leased. New Dominion Tech Park- Building One is a 235,201 net rentable square foot Class A office building located in Herndon, Virginia, with respect of which we have incurred costs of approximately $47.8 million through December 31, 2001. At December 31, 2001, the property was 100.0% leased.

        In the second quarter of 2001, 40 Shattuck Road and 2600 Tower Oaks Boulevard were placed in service. 40 Shattuck Road is a 119,499 net rentable square foot Class A office building located in Andover, Massachusetts, with respect of which we have incurred costs of approximately $14.6 million through December 31, 2001. At December 31, 2001, the property was 83.3% leased. 2600 Tower Oaks Boulevard is a 178,899 net rentable square foot Class A office building located in Rockville, Maryland, with respect of which we have incurred costs of $33.9 million through December 31, 2001. At December 31, 2001, the property was 70.3% leased.

        In the third quarter of 2001, Orbital Sciences, Building Two and Quorum Office Park, Building One were placed in service. Orbital Sciences, Building Two is a 160,502 net rentable square foot Class A office building located in Dulles, Virginia, with respect of which we have incurred costs of approximately $28.3 million through December 31, 2001. Quorum Office Park, Building One is a 129,959 net rentable square foot Class A office building located in Chelmsford, Massachusetts, with respect to which we have incurred costs of approximately $17.0 million through December 31, 2001. At December 31, 2001, both of the properties were 100.0% leased.

        In the fourth quarter of 2001, Quorum Office Park, Building Two was placed in service. Quorum Office Park, Building Two is a 129,959 net rentable square foot Class A office building located in Chelmsford, Massachusetts, with respect to which we have incurred costs of approximately $16.6 million through December 31, 2001. At December 31, 2001, the property was 100.0% leased.

Stock Repurchases

        On September 14, 2001, the Board of Directors authorized a repurchase program under which we are permitted to purchase up to $100 million of our outstanding common stock. From that date through February 28, 2002, we purchased 78,900 shares of our outstanding common stock for an aggregate cost of approximately $2.7 million. As a result, we have authorization to repurchase up to an additional $97.3 million of our outstanding common stock, which we may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions, depending on market prices and other conditions. The authority granted by the Board of Directors may, in the discretion of our senior management, be exercised form time to time and in such amounts as market conditions warrant.

Business and Growth Strategies

Business Strategy

        Our primary business objective is to maximize return on investment so as to provide our stockholders with the greatest possible total return. Our strategy to achieve this objective is:

  •
  to concentrate on a few carefully selected markets and to be one of, if not the leading, owner and developer in each of those markets. We select markets and submarkets where tenants have demonstrated a preference for high quality office buildings and other facilities;

  •
  to emphasize markets and submarkets within those markets where there are barriers to the creation of new supply and where skill, financial strength and diligence are required to successfully develop and manage high quality office, research and development and/or industrial space;

  •
  to take on complex, technically challenging projects, leveraging the skills of our management team to successfully develop, acquire or reposition properties which other organizations may not have the capacity or resources to pursue;

  •
  to concentrate on high quality, state-of-the-art real estate designed to meet the demands of today's knowledge-based tenants and to manage those facilities so as to become the landlord of choice for both existing and prospective clients; and

  •
  to opportunistically acquire assets which increase our penetration in the markets in which we have chosen to concentrate and which exhibit an opportunity to improve returns through repositioning, changes in management focus and re-leasing as existing leases terminate.

Growth Strategies

  External Growth

        We believe that we are well positioned to realize significant growth through external asset development and acquisition. We believe that our development experience and our organizational depth position us to continue to develop a range of property types, from single-story suburban office properties to high-rise urban developments, within budget and on schedule. Other factors that contribute to our competitive position include:

  •
  our control of sites (including sites under contract or option to acquire) in our core markets that will support approximately 9.7 million square feet of new office, hotel and residential development;

  •
  our reputation gained through the stability and strength of our existing portfolio of properties;

  •
  our relationships with leading national corporations and public institutions seeking new facilities and development services;

  •
  our relationships with nationally recognized financial institutions that provide capital to the real estate industry; and

  •
  the substantial amount of commercial real estate owned by domestic and foreign institutions, private investors, and corporations who are seeking to sell these assets in our market areas.

        We have targeted three areas of development and acquisition as significant opportunities to execute our external growth strategy:

  •
  Pursue development in selected submarkets. We believe that development of well-positioned office buildings will continue to be justified in many of our submarkets. We believe in acquiring land after taking into consideration timing factors relating to economic cycles, and in response to market conditions that allow for its development at the appropriate time. While we purposely concentrate in markets with high barriers to entry, we have demonstrated over our 30 year history, an ability to make carefully timed land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities in our existing and other markets for a well-capitalized developer to acquire land with development potential at key locations.

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

  •
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

  •
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

Internal Growth

        We believe that significant opportunities exist to increase cash flow from our existing properties because they are of high quality and in desirable locations. In addition, our properties are in markets where, in general, the creation of new supply is limited by the lack of available sites and the difficulty of receiving the necessary approvals for development on vacant land. Our strategy for maximizing the benefits from these opportunities is two-fold: (1) to provide high quality property management services using our own employees in order to encourage tenants to renew, expand and relocate in our properties, and (2) to achieve speed and transaction cost efficiency in replacing departing tenants through the use of in-house services for marketing, lease negotiation, and design and construction of tenant improvements. In addition, we believe that once normal market conditions return, our hotel properties will add to our internal growth because of their desirable locations in the downtown Boston and East Cambridge submarkets. We expect to continue our internal growth as a result of our ability to:

  •
  Cultivate existing submarkets. In choosing locations for our properties, we have paid particular attention to transportation and commuting patterns, physical environment, adjacency to established business centers, proximity to sources of business growth and other local factors.

            Based on leases in place at December 31, 2001, leases with respect to 4.1% of our Class A office buildings will expire in calendar year 2002. We believe that leases, on average, expiring over the next three years in these submarkets may be renewed, or space re-let, at higher or the same rents than previously in effect.

  •
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

  •
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

The Hotel Properties

        Under the REIT requirements, revenues from a hotel are not considered to be rental income for purposes of certain income tests, which a REIT must meet. Accordingly, since 1997, in order to maintain our qualification as a REIT, we have leased our three hotel properties to ZL Hotel LLC pursuant to a lease that entitles Boston Properties Limited Partnership, as lessor, to a percentage of the gross receipts of our hotel properties. Mr. Mortimer B. Zuckerman, the Chairman of our board of directors, and Edward H. Linde, our President and Chief Executive Officer, are the sole member-managers of, and have a 9.8% economic interest in, ZL Hotel LLC; two unaffiliated public charities own the remaining 90.2% economic interest. Marriott International, Inc. manages our hotel properties under the Marriott® name pursuant to a management agreement with ZL Hotel LLC.

        During 2002, subject to obtaining required consents and in conjunction with the expiration of most of the existing leases, we intend to modify the current lease structure with respect to our three hotels to take advantage of the taxable REIT subsidiary structure. We expect that, following the restructuring, Boston Properties Limited Partnership, as lessor, will continue to be entitled to a percentage of the gross receipts of our hotel properties and that Marriott International, Inc. will continue to manage our hotel properties under the Marriott® name pursuant to a management contract with the lessee.

Competition

        We compete in the leasing of office and industrial space with a considerable number of other real estate companies, some of which may have greater marketing and financial resources. In addition, our hotel properties compete for guests with other hotels, some of which may have greater marketing and financial resources than are available to us and Marriott International, Inc.

Seasonality

        Our hotel properties traditionally have experienced significant seasonality in their operating income, with weighted average net operating income by quarter over the three years 1999 through 2001 as follows:

First Quarter	Second Quarter	Third Quarter	Fourth Quarter
15%	28%	27%	30%

        Our other properties have not traditionally experienced significant seasonality.

RISK FACTORS

        Set forth below are the risks that we believe are material to our stockholders. We refer to the shares of our common and preferred stock and the units of limited partnership interest in Boston Properties Limited Partnership together as our "securities," and the investors who own shares and/or units as our "securityholders." This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 27.

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

        Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our office, industrial, and hotel properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our securityholders will be adversely affected. The following factors, among others, may adversely affect the revenues generated by our office, industrial, and hotel properties:

  •
  downturns in the national, regional and local economic climate;

  •
  competition from other office, industrial, hotel and other commercial buildings;

  •
  local real estate market conditions, such as oversupply or reduction in demand for office, industrial, hotel or other commercial space;

  •
  changes in interest rates and availability of financing;

  •
  vacancies, changes in market rental rates and the need to periodically repair, renovate and relet space;

  •
  increased operating costs, including insurance premiums, utilities, real estate taxes, and heightened security costs;

  •
  civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war may result in uninsured or underinsured losses;

  •
  significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs are generally not reduced when circumstances cause a reduction in revenues from a property; and

  •
  ability to collect rents from tenants.

We are dependent upon the economic climates of our four core markets—Boston, Washington, D.C., midtown Manhattan and San Francisco.

        A majority of our revenues are derived from properties located in our four core markets-Boston, Washington, D.C., midtown Manhattan and San Francisco. As a result of the current slowdown in economic activity, there has been an increase in vacancy rates for office properties in all of these four markets. A prolonged downturn in the economies of these core markets, or the impact that a downturn in the overall national economy may have upon these economies, could result in further reduced demand for office space. Because our portfolio consists primarily of office buildings (as compared to a more diversified real estate portfolio), a decrease in demand for office space in turn could adversely affect our results from operations. Additionally, there are submarkets within our core markets that are dependent upon a limited number of industries and a significant downturn in one or more of these industries could also adversely affect our results from operations.

Our investment in property development may be more costly than anticipated.

        We have a significant development pipeline and intend to continue to develop and substantially renovate office, industrial and hotel properties. Our current and future development and construction activities may be exposed to the following risks:

  •
  we may be unable to proceed with the development of properties because we cannot obtain financing with favorable terms;

  •
  we may incur construction costs for a development project which exceed our original estimates due to increased materials, labor or other costs, which could make completion of the project uneconomical because we may not be able to increase rents to compensate for the increase in construction costs;

  •
  we may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project;

  •
  we may abandon development opportunities after we begin to explore them and as a result we may fail to recover expenses already incurred;

  •
  we may expend funds on and devote management's time to projects which we do not complete;

  •
  we may be unable to complete construction and leasing of a property on schedule, resulting in increased debt service expense and construction or renovation costs;

  •
  we may lease developed properties at below expected rental rates; and

  •
  occupancy rates and rents at newly completed properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investment not being profitable.

Our use of joint ventures may limit our flexibility with jointly owned investments.

        We intend to develop and acquire properties in joint ventures with other persons or entities when circumstances warrant the use of this structure. The use of a joint venture vehicle creates a risk of a dispute with our joint venturers and a risk that we will have to acquire a joint venturer's interest in a development for a price at which or at a time when we would otherwise not purchase such interest. Our joint venture partners may have different objectives from us regarding the appropriate timing and pricing of any sale or refinancing of properties.

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

  •
  we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, including both publicly traded real estate investment trusts and institutional investment funds;

  •
  even if we enter into an acquisition agreement for a property, it is usually subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction;

  •
  even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price;

  •
  we may be unable to finance acquisitions on favorable terms;

  •
  acquired properties may fail to perform as we expected in analyzing our investments;

  •
  our estimates of the costs of repositioning or redeveloping acquired properties may be inaccurate;

  •
  acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

  •
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

  •
  liabilities for clean-up of undisclosed environmental contamination;

  •
  claims by tenants, vendors or other persons dealing with the former owners of the properties;

  •
  liabilities incurred in the ordinary course of business; and

  •
  claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

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

        Large and high quality office, industrial and hotel properties like the ones that we own can be hard to sell, especially if local market conditions are poor. This may limit our ability to change our portfolio promptly in response to changes in economic or other conditions. In addition, federal tax laws limit our ability to sell properties that we have owned for fewer than four years, and this may affect our ability to sell properties without adversely affecting returns to our securityholders. These restrictions reduce our ability to respond to changes in the performance of our investments and could adversely affect our financial condition and results of operations.

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

        We own three hotel properties. We currently lease these hotel properties to ZL Hotel LLC, in which Mortimer B. Zuckerman, Chairman of our board of directors, and Edward H. Linde, our President and Chief Executive Officer, are the sole member-managers and have a 9.8% economic interest; two unaffiliated public charities have a 90.2% economic interest in ZL Hotel LLC. Marriott International, Inc. manages these hotel properties under the Marriott® name pursuant to a management agreement with ZL Hotel LLC. ZL Hotel LLC pays Boston Properties Limited Partnership, as lessor, a percentage of the gross receipts that the hotel properties receive. During 2002, we intend to modify this lease structure to take advantage of the taxable REIT subsidiary structure. We expect that following the restructuring Boston Properties Limited Partnership, as lessor, will continue to be entitled to a percentage of the gross receipts of our hotel properties and Marriott International, Inc. will continue to manage our hotel properties under the Marriott® name pursuant to a management contract with the lessee.

        Because the lease payments we receive under the current leases, and those that we will receive under the new leases, are based on a participation in the gross receipts of the hotels, if the hotels do not generate sufficient receipts, our cash flow would be decreased, which could reduce the amount of cash available for distribution to our securityholders. The following factors, among others, are common to the hotel industry, and may reduce the receipts generated by our hotel properties:

  •
  our hotel properties compete for guests with other hotels, a number of which have greater marketing and financial resources than our hotel-operating business partners;

  •
  if there is an increase in operating costs resulting from inflation and other factors, our hotel-operating business partners may not be able to offset such increase by increasing room rates;

  •
  our hotel properties are subject to the fluctuating and seasonal demands of business travelers and tourism;

  •
  our hotel properties are subject to general and local economic conditions that may affect demand for travel in general; and

  •
  we cannot predict the magnitude and duration of the decline in business and vacation travel in the aftermath of the terrorist attacks of September 11, 2001, which has adversely affected the revenues and cash flow from our hotels.

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

        We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. The property insurance that we maintain for our properties has historically been on an "all risk" basis, including losses caused by acts of terrorism. However, following the recent terrorist activity of September 11, 2001, and in light of the resulting uncertainty in the insurance market, many insurance companies have indicated that they will exclude insurance against acts of terrorism from their "all risk" policies. Our "all risk" insurance coverage in place for the current policy year contains specific exclusions for losses attributable to acts of terrorism. The cost and limited availability of specific third party insurance coverage for losses from acts of terrorism have made it commercially unreasonable for us to secure such coverage at this time. Therefore, we do not now have and cannot predict whether or when we will be able to obtain and maintain insurance protection against acts of terrorism. Further, there are other types of losses, such as from wars or catastrophic acts of nature, for which we cannot obtain insurance at all or at a reasonable cost. In the event of an uninsured loss or a loss in excess of our insurance limits, we could lose both the revenues generated from the affected property and the capital we have invested in the affected property; depending on the specific circumstances of the affected property it is possible that we could be liable for any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and financial condition and results of operations.

        We carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to deductibles and self-insurance that we believe are commercially reasonable. However, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. As a result of increased costs of coverage and decreased availability, the amount of third party earthquake insurance we have been able to purchase in the marketplace upon commercially reasonable terms has been reduced. In addition, we may discontinue earthquake insurance on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage. If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future revenue from those properties. Any such loss could materially and adversely affect our business and financial condition and results from operations.

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

  •
  as owner or operator we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;

  •
  the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;

  •
  even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean-up costs; and

  •
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

        Environmental laws also govern the presence, maintenance and removal of asbestos. Such laws require that owners or operators of buildings containing asbestos:

  •
  properly manage and maintain the asbestos;

  •
  notify and train those who may come into contact with asbestos; and

  •
  undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building.

Such laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers. Some of our properties are located in urban, industrial and previously developed areas where fill or current or historic industrial uses of the areas have caused site contamination.

        It is our policy to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys with respect to our acquisition of properties. These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents, but do not involve invasive techniques such as soil and ground water sampling. Where appropriate, on a property-by-property basis, our practice is to have these consultants conduct additional testing, including sampling for asbestos, for lead in drinking water, for soil contamination where underground storage tanks are or were located or where other past site usages create a potential environmental problem, and for contamination in groundwater. Even though these environmental assessments are conducted, there is still the risk that:

  •
  the environmental assessments and updates did not identify all potential environmental liabilities;

  •
  a prior owner created a material environmental condition that is not known to us or the independent consultants preparing the assessments;

  •
  new environmental liabilities have developed since the environmental assessments were conducted; and

  •
  future uses or conditions such as changes in applicable environmental laws and regulations could result in environmental liability for us.

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

        We currently have, and may incur more, indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will our interest costs, which would adversely affect our cash flow, our ability to service debt and our ability to make distributions to our securityholders. As a protection against rising interest rates, we enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks as to other parties to the agreements not performing or that the agreements could be unenforceable.

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

Covenants in our debt agreements could adversely affect our financial condition.

        The mortgages on our properties contain customary negative covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Our credit facilities contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to assets ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our ability to borrow under our credit facilities is subject to compliance with our financial and other covenants.

        Our current year's insurance policies contain an exclusion for acts of terrorism and some of our lenders may take the position that our insurance coverage no longer complies with covenants in our debt agreements. If a lender takes this position, they may attempt to claim an event of default under the applicable debt agreement. Additionally, in the future our ability to obtain debt financing secured by individual properties, or the terms of such financing, may be adversely affected if lenders generally insist upon insurance against acts of terrorism and such coverage is not available upon commercially reasonable terms.

        We rely on borrowings under our credit facilities to finance acquisitions and development activities and for working capital, and if we are unable to borrow under our credit facilities, or to refinance existing indebtedness our financial condition and results of operations would likely be adversely impacted. If we breach covenants in our debt agreements, the lender can declare a default and, if the debt is secured, can take possession of the property securing the loan. In addition, our credit facilities are cross-defaulted to our other indebtedness, which would give the lenders under our credit facilities the right also to declare a default.

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our common stock.

        Debt to Market Capitalization Ratio is a measure of our total debt as a percentage of the aggregate of our total debt plus the market value of our outstanding common stock and interests in Boston Properties Limited Partnership. Our Debt to Market Capitalization Ratio was approximately 47.7% as of December 31, 2001. To the extent that our board of directors uses our Debt to Market Capitalization Ratio as a measure of appropriate leverage, the total amount of our debt could increase as our common stock price increases, even if we may not have a corresponding increase in our ability to service or repay the debt. Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally. There is a risk that changes in our Debt to Market Capitalization Ratio, which is in part a function of our stock price, or our ratio of indebtedness to other measures of asset value used by financial analysts may have an adverse effect on the market price of our common stock.

Further issuances of equity securities may be dilutive to current securityholders.

        The interests of our existing securityholders could be diluted if additional equity securities are issued to finance future developments and acquisitions instead of incurring additional debt. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity.

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

  •
  we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

  •
  we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes;

  •
  unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a real estate investment trust for four taxable years following the year during which we were disqualified; and

  •
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

        In order to maintain our real estate investment trust status, we may need to borrow funds on a short-term basis to meet the real estate investment trust distribution requirements, even if the then prevailing market conditions are not favorable for these borrowings. To qualify as a real estate investment trust, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. We may need short-term debt to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

Limits on changes in control may discourage takeover attempts beneficial to stockholders.

        Provisions in our certificate of incorporation and bylaws, our shareholder rights agreement and the limited partnership agreement of Boston Properties Limited Partnership, as well as provisions of the Internal Revenue Code and Delaware corporate law, may:

  •
  delay or prevent a change of control over us or a tender offer, even if such action might be beneficial to our stockholders; and

  •
  limit our stockholders' opportunity to receive a potential premium for their shares of common stock over then-prevailing market prices.

Stock Ownership Limit

        Primarily to facilitate maintenance of our qualification as a real estate investment trust, our certificate of incorporation generally prohibits ownership, directly, indirectly or beneficially, by any single stockholder of more than 6.6% of the number of outstanding shares of any class or series of our equity stock. We refer to this limitation as the "ownership limit." Our board of directors may waive or modify the ownership limit with respect to one or more persons if it is satisfied that ownership in excess of this limit will not jeopardize our status as a real estate investment trust for federal income tax purposes. In addition, under our certificate of incorporation each of Messrs. Zuckerman and Linde, along with their respective families and affiliates, as well as, in general, pension plans and mutual funds, may actually and beneficially own up to 15% of the number of outstanding shares of any class or series of our equity common stock. Shares owned in violation of the ownership limit will be subject to the loss of rights to distributions and voting and other penalties. The ownership limit may have the effect of inhibiting or impeding a change in control.

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

  •
  holders of interests in Boston Properties Limited Partnership (including Boston Properties, Inc.) must vote on the matter;

  •
  Boston Properties, Inc. must vote its partnership interests in the same proportion as our stockholders voted on the transaction; and

  •
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

        Mr. Zuckerman has substantial outside business interests, including serving as a trustee for New York University, a trustee of Memorial Sloan-Kettering Cancer Institute, a trustee of the Institute for Advanced Studies at Princeton and a member of the Council on Foreign Relations and the International Institute for Strategic Studies. He is currently serving as the Chairman of the Conference of Presidents of Major Jewish Organizations. He is also Chairman and Editor-in-Chief of U.S. News & World Report, Chairman and Co-Publisher of the New York Daily News and Chairman of the Board of Applied Graphics Technologies. He is a member of the Chase Manhattan Corporation National Advisory Board, and a member of the Board of Directors of Loews Cineplex and WNET/Channel Thirteen. Such outside business interests could interfere with his ability to devote time to our business and affairs. Over the last twenty years, Mr. Zuckerman has devoted a significant portion, although not a majority, of his business time to the affairs of Boston Properties and its predecessors. We have no assurance that he will continue to devote any specific portion of his time to us, although at present, he has no commitments which would prevent him from maintaining his current level of involvement with our business.

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

Agreement not to sell some properties.

        Under the terms of the limited partnership agreement of Boston Properties Limited Partnership, we have agreed not to sell or otherwise transfer some of our properties, prior to specified dates, in any transaction that would trigger taxable income, without first obtaining the consent of Messrs. Zuckerman and Linde. However, we are not required to obtain their consent if, during the applicable period, each of them does not hold at least 30% of his original interests in Boston Properties Limited Partnership. In addition, we have entered into similar agreements with respect to other properties that we have acquired in exchange for interests in Boston Properties Limited Partnership. As of December 31, 2001, there were a total of 36 properties subject to these restrictions, and those 36 properties are estimated to have accounted for approximately 59% of our total revenue for the year ended December 31, 2001.

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

  •
  the extent of investor interest in us;

  •
  the general reputation of real estate investment trusts and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

  •
  our financial performance; and

  •
  general stock and bond market conditions.

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

        As part of our initial public offering and since then we have completed many private placement transactions where shares of capital stock of Boston Properties, Inc. or interests in Boston Properties Limited Partnership were issued to owners of properties we acquired or to institutional investors. This common stock, or common stock issuable on conversion of our preferred stock or in exchange for such interests in Boston Properties Limited Partnership, may be sold in the public securities markets over time pursuant to registration rights we granted to these investors. Additional common stock reserved under our employee benefit and other incentive plans, including stock options, may also be sold in the market at some time in the future. Future sales of our common stock in the market could adversely affect the price of our common stock. We cannot predict the effect the perception in the market that such sales may occur will have on the market price of our common stock.

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

Item 2.    Properties

        At December 31, 2001, our portfolio consisted of 147 properties totaling 40.7 million net rentable square feet. Our properties consisted of 139 office properties, including 107 Class A office buildings and 32 properties that support both office and technical uses, including twelve properties under construction, five industrial properties, and three hotels. In addition, we own or control 44 parcels of land for future development. The following table sets forth information relating to the properties we owned at December 31, 2001:

Properties	Location	Number of Buildings	Net Rentable Square Feet
Class A Office
Prudential Center	Boston, MA	3	2,152,059
Citigroup Center	New York, NY	1	1,577,564
280 Park Avenue	New York, NY	1	1,166,777
599 Lexington Avenue	New York, NY	1	1,000,995
Embarcadero Center Four	San Francisco, CA	1	935,745
Riverfront Plaza	Richmond, VA	1	899,604
Embarcadero Center One	San Francisco, CA	1	833,721
Embarcadero Center Two	San Francisco, CA	1	779,281
Embarcadero Center Three	San Francisco, CA	1	773,516
875 Third Avenue	New York, NY	1	708,928
Democracy Center One	Bethesda, MD	3	681,427
100 East Pratt Street	Baltimore, MD	1	635,323
Metropolitan Square (51% ownership)	Washington, D.C.	1	587,217
Independence Square Two	Washington, D.C.	1	579,665
Candler Building	Baltimore, MD	1	539,306
Reservoir Place	Waltham, MA	1	522,450
The Gateway	South San Francisco, CA	2	506,204
West Tower	San Francisco, CA	1	473,738
One Freedom Square (25% ownership)	Reston, VA	1	410,308
One Tower Center	East Brunswick, NY	1	409,815
Market Square North (50% ownership)	Washington, D.C.	1	401,279
Capital Gallery	Washington, D.C.	1	396,894
140 Kendrick Street (25% ownership)	Needham, MA	3	380,987
265 Franklin Street (35% ownership)	Boston, MA	1	344,119
Independence Square One	Washington, D.C.	1	337,794
Orbital Science Campus	Dulles, VA	3	337,228
One Reston Overlook	Reston, VA	1	312,685
23000 N. Street	Washington, D.C.	1	276,930
NIMA Building	Reston, VA	1	263,870
Reston Corporate Center	Reston, VA	2	261,046
Quorum Office Park One	Chelmsford, MA	2	259,918
Lockheed Martin Building	Reston, VA	1	255,244
200 West Street	Waltham, MA	1	248,048
500 E Street	Washington, D.C.	1	242,769
New Dominion Tech One	Herndon, VA	1	235,201
510 Carnegie Center	Princeton, NJ	1	234,160
Cambridge Center One	Cambridge, MA	1	215,385
Sumner Square Office	Washington, D.C.	1	207,620
University Place	Cambridge, MA	1	195,282
1301 New York Avenue	Washington, D.C.	1	188,358

2600 Tower Oaks Boulevard	Rockville, MD	1	178,899
Cambridge Center Eight	Cambridge, MA	1	177,226
Newport Office Park	Quincy, MA	1	168,829
Lexington Office Park	Bedford, MA	2	167,293
191 Spring Street	Waltham, MA	1	162,700
206 Carnegie Center	Princeton, NJ	1	161,763
210 Carnegie Center	Princeton, NJ	1	161,112
10 & 20 Burlington Mall Road	Burlington, MA	2	156,416
Cambridge Center Ten	Cambridge, MA	1	152,664
214 Carnegie Center	Princeton, NJ	1	152,214
Federal Reserve	San Francisco, CA	1	149,592
212 Carnegie Center	Princeton, NJ	1	144,105
506 Carnegie Center	Princeton, NJ	1	133,160
Two Reston Overlook	Reston, VA	1	131,594
Waltham Office Center	Waltham, MA	3	131,479
508 Carnegie Center	Princeton, NJ	1	131,085
202 Carnegie Center	Princeton, NJ	1	128,705
101 Carnegie Center	Princeton, NJ	1	123,659
91 Hartwell Avenue	Lexington, MA	1	122,135
504 Carnegie Center	Princeton, NJ	1	121,990
Montvale Center	Gaithersburg, MD	1	120,823
40 Shattuck Road	Andover, MA	1	119,499
502 Carnegie Center	Princeton, NJ	1	116,374
Cambridge Center Three	Cambridge, MA	1	107,484
104 Carnegie Center	Princeton, NJ	1	102,830
201 Spring Street	Waltham, MA	1	102,500
The Arboretum	Reston, VA	1	95,584
Bedford Office Park	Bedford, MA	1	90,000
Cambridge Center Eleven	Cambridge, MA	1	79,616
33 Hayden Avenue	Lexington, MA	1	79,564
Decoverly Two	Rockville, MD	1	77,747
Decoverly Three	Rockville, MD	1	77,040
170 Tracer Lane	Waltham, MA	1	73,203
105 Carnegie Center	Princeton, NJ	1	69,648
32 Hartwell Avenue	Lexington, MA	1	69,154
302 Carnegie Center	Princeton, NJ	1	64,677
195 West Street	Waltham, MA	1	63,500
100 Hayden Avenue	Lexington, MA	1	55,924
181 Spring Street	Waltham, MA	1	53,595
211 Carnegie Center	Princeton, NJ	1	47,025
204 Second Avenue	Waltham, MA	1	40,974
92 Hayden Avenue	Lexington, MA	1	31,100
201 Carnegie Center	Princeton, NJ	—	6,500

Subtotal for Class A Office Properties:		97	26,469,441

Office/Technical Properties
Bedford Office Park	Bedford, MA	2	383,704
Fullerton Square	Springfield, VA	2	179,453
Hilltop Office Center	South San Francisco, CA	9	144,366
7601 Boston Boulevard	Springfield, VA	1	103,750
7435 Boston Boulevard	Springfield, VA	1	103,557
8000 Grainger Court	Springfield, VA	1	90,465
7700 Boston Boulevard	Springfield, VA	1	82,224
7500 Boston Boulevard	Springfield, VA	1	79,971
7501 Boston Boulevard	Springfield, VA	1	75,756
7600 Boston Boulevard	Springfield, VA	1	69,832
Cambridge Center Fourteen	Cambridge, MA	1	67,362
164 Lexington Road	Billerica, MA	1	64,140
7450 Boston Boulevard	Springfield, VA	1	62,402
Sugarland Business Park, Building Two	Herndon, VA	1	59,215
7374 Boston Boulevare	Springfield, VA	1	57,321
Sugarland Business Park, Building One	Herndon, VA	1	52,797
8000 Corporate Court	Springfield, VA	1	52,539
7451 Boston Boulevard	Springfield, VA	1	47,001
17 Hartwell Avenue	Waltham, MA	1	30,000
7375 Boston Boulevard	Springfield, VA	1	26,865

Subtotal for Office/Technical Properties:		30	1,832,720
Industrial Properties
2391 West Winton	Hayward, CA	1	220,213
40-46 Harvard Street	Westwood, MA	1	169,273
38 Cabot Boulevard	Bucks County, PA	1	161,000
560 Forbes Blvd	South San Francisco, CA	1	40,000
430 Rozzi Place	South San Francisco, CA	1	20,000

Subtotal for Industrial Properties:		5	610,486

Subtotal for In-Service Properties:		132	28,912,647

Properties Under Construction
Times Square Tower	New York, NY	1	1,218,511
5 Times Square	New York, NY	1	1,099,154
111 Huntington Avenue(1)	Boston, MA	1	953,273
Two Freedom Square (50% ownership)	Reston, VA	1	401,891
One and Two Discovery Square (50% ownership)(2)	Reston, VA	2	363,995
Waltham Weston Corporate Center	Waltham, MA	1	304,051
611 Gateway Boulevard	South San Francisco, CA	1	249,732
Broad Run Business Park, Building E	Dulles, VA	1	127,226
Shaws Supermarket	Boston, MA	1	57,235
7702 Boston Boulevard	Springfield, VA	1	43,171
ITT Educational Services	Springfield, VA	1	32,114

Subtotal for Properties Under Construction:		12	4,850,353

Hotel Properties
Long Wharf Marriott	Boston, MA	1	420,000
Cambridge Center Marriott	Cambridge, MA	1	330,400
Residence Inn by Marriott	Cambridge, MA	1	187,474

Subtotal for Hotel Properties:		3	937,874

Structured Parking		—	6,017,423

Total Portfolio:		147	40,718,297

(1)
Initial occupancy in Q3 2001.

(2)
Initial occupancy in Q4 2001.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock is listed on the New York Stock Exchange under the symbol "BXP". The high and low closing sales prices for the periods indicated in the table below were:

Quarter Ended	High	Low	Distributions
December 31, 2001	$38.41	$34.33	$.580	(a)
September 30, 2001	41.26	36.20	.580
June 30, 2001	41.06	36.47	.580
March 31, 2001	43.3125	37.92	.530
December 31, 2000	44.75	38.875	.530
September 30, 2000	43.25	37.5625	.530
June 30, 2000	38.9688	31.75	.530
March 31, 2000	32.375	29.8125	.450

(a)
Paid on January 29, 2002 to stockholders of record on December 28, 2001.

        At February 28, 2002, we had approximately 633 stockholders of record. This does not include beneficial owners for whom Cede & Co. or others act as nominee.

        We have adopted a policy of paying regular quarterly distributions on our common stock and cash distributions have been paid on our common stock since our initial public offering. In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our taxable income (not including net capital gains).

Item 6.    Selected Financial Data

        The following sets forth the selected financial and operating data for Boston Properties, Inc., and Boston Properties Limited Partnership, together with their subsidiaries on a historical consolidated basis and for our predecessor business on a historical combined basis. The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

        Historical operating results for Boston Properties, Inc., and Boston Properties Limited Partnership, together with their subsidiaries and for our predecessor business, including net income, may not be comparable to our future operating results.

	For the Year Ended December 31,
						The Predecessor Group
	The Company
	2001	2000	1999	1998	Period From June 23, 1997 to December 31, 1997	Period From January 1, 1997 to June 22, 1997
	(In Thousands, Except Per Share Data)
Statement of Operations Information
Total revenue	$1,032,978	$879,353	$786,564	$513,847	$145,643	$129,818

Expenses:
Property	312,294	264,701	249,268	150,490	40,093	27,032
Hotel	—	—	—	—	—	22,452
General and administrative	38,312	35,659	29,455	22,504	6,689	5,116
Interest	223,389	217,064	205,410	124,860	38,264	53,324
Depreciation and amortization	150,163	133,150	120,059	75,418	21,719	17,054
Loss on investments in securities	6,500	—	—	—	—	—

Income before unconsolidated joint venture income, minority interests and net derivative losses	302,320	228,779	182,372	140,575	38,878	4,840
Income from unconsolidated joint ventures	4,186	1,758	468	—	—	—
Net derivative losses	(26,488)	—	—	—	—	—
Minority interests	(74,308)	(76,971)	(69,531)	(41,982)	(11,652)	(235)

Income before gain (loss) on sale of real estate	205,710	153,566	113,309	98,593	27,226	4,605
Gain (loss) on sale of real estate, net of minority interest	9,089	(234)	6,467	—	—	—

Income before extraordinary items	214,799	153,332	119,776	98,593	27,226	4,605
Extraordinary gain (loss), net of minority interest	—	(334)	—	(5,481)	7,925	—

Income before cumulative effect of a change in accounting principle	214,799	152,998	119,776	93,112	35,151	4,605
Cumulative effect of a change in accounting principle, net of minority interest	(6,767)	—	—	—	—	—

Net income before preferred dividend	208,032	152,998	119,776	93,112	35,151	4,605
Preferred dividend	(6,592)	(6,572)	(5,829)	—	—	—

Net income available to common shareholders	$201,440	$146,426	$113,947	$93,112	$35,151	$4,605

Basic earnings per share:
Income before extraordinary items and cumulative effect of a change in accounting principle	$2.31	$2.05	$1.72	$1.62	$0.70	—
Extraordinary gain (loss), net of minority interest	—	—	—	(0.09)	0.21	—
Cumulative effect of a change in accounting principle, net of minority interest	(0.07)	—	—	—	—

Net income	$2.24	$2.05	$1.72	$1.53	$0.91	—

Weighted average number of common shares outstanding	90,002	71,424	66,235	60,776	38,694	—

Diluted earnings per share:
Income before extraordinary items and cumulative effect of a change in accounting principle	$2.26	$2.01	$1.71	$1.61	$0.70		—
Extraordinary gain (loss), net of minority interest	—	—	—	(0.09)	0.20		—
Cumulative effect of a change in accounting principle, net of minority interest	(0.07)

Net income	$2.19	$2.01	$1.71	$1.52	$0.90		—

Weighted average number of common and common equivalent shares outstanding	92,200	72,741	66,776	61,308	39,108		—
Balance Sheet Information:
Real estate, gross	$7,457,906	$6,112,779	$5,609,424	$4,917,193	$1,796,500		—
Real estate, net	6,738,052	5,526,060	5,138,833	4,559,809	1,502,282		—
Cash	98,067	280,957	12,035	12,166	17,560		—
Total assets	7,253,510	6,226,470	5,434,772	5,235,087	1,672,521		—
Total indebtedness	4,314,942	3,414,891	3,321,584	3,088,724	1,332,253		—
Minority interests	844,740	877,715	781,962	—	—		—
Convertible Redeemable Preferred Stock	100,000	100,000	100,000	—	—		—
Stockholders' and owners' equity (deficit)	1,754,073	1,647,727	1,057,564	948,481	175,048		—
Other Information:
Funds from operations, as adjusted(1)	$337,823	$247,371	$196,101	$153,045	$42,258		—
Dividends per share	2.27	2.04	1.75	1.64	1.62	a	—
Cash flow provided by operating activities	419,403	329,474	290,027	215,287	46,146		25,090
Cash flow used in investing activities	(1,303,622)	(563,173)	(641,554)	(2,179,215)	(519,743)		(32,844)
Cash flow provided by financing activities	701,329	502,621	351,396	1,958,534	491,157		9,266
Total square feet at end of year	40,718	37,926	35,621	31,077	16,101		—
Occupancy rate at end of year	95.3%	98.9%	98.4%	97.1%	98.4%		—

a—annualized

(1)
The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts in March 1995 defines funds from operations as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. During 1999, the National Association of Real Estate Investment Trusts clarified the definition of funds from operations to include non-recurring events, except for those that are defined as "extraordinary items" under accounting principles generally accepted in the United States of America and gains and losses from sales of depreciable operating properties. This clarification is effective for periods ending subsequent to January 1, 2000. We adopted this definition for the quarters ended on or after March 31, 2000. We believe that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. We compute funds from operations in accordance with standards established by the National Association of Real Estate Investment Trusts which may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current National Association of Real Estate Investment Trusts definition or that interpret the current National Association of Real Estate Investment Trusts definition differently. In addition to Funds from Operations (as defined by the National Association of Real Estate Investment Trusts), we also disclose Funds from Operations after certain supplemental adjustments. Funds from Operations does not represent cash generated from operating activities determined in accordance with accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income (determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. For a reconciliation of income to funds from operations see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the selected financial data and the historical consolidated and combined financial statements and related notes thereto.

Forward Looking Statements

        Statements made under the caption "Risk Factors," elsewhere in this Form 10-K, in our press releases, and in oral statements we make by or with the approval of our authorized executives contain "forward-looking statements" within the meaning of federal securities laws. When we use the words "anticipate," "assume," "believe," "estimate," "expect," "intend" and other similar expressions, they generally identify forward-looking statements. Forward-looking statements include, for example, statements relating to acquisitions and related financial information, development activities, business strategy and prospects, future capital expenditures, sources and availability of capital, environmental and other regulations, and competition.

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

  •
  we are subject to general risks affecting the real estate industry, such as the need to enter into new leases or renew leases on favorable terms to generate rental revenues, and dependence on our tenants' financial condition;

  •
  we may fail to identify, acquire, construct or develop additional properties; we may develop properties that do not produce a desired yield on invested capital; or we may fail to effectively integrate acquisitions of properties or portfolios of properties;

  •
  financing may not be available, or may not be available on favorable terms;

  •
  we need to make distributions to our stockholders for us to qualify as a real estate investment trust, and if we need to borrow the funds to make such distributions such borrowings may not be available on favorable terms;

  •
  we depend on the primary markets where our properties are located and these markets may be adversely affected by local economic and market conditions which are beyond our control;

  •
  we are subject to potential environmental liabilities;

  •
  we are subject to complex regulations relating to our status as a real estate investment trust and would be adversely affected if we failed to qualify as a real estate investment trust; and

  •
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

Overview

        We are a fully integrated, self-administered and self-managed real estate investment trust or "REIT" and are one of the largest owners and developers of office and industrial properties in the United States. Our properties are concentrated in four core markets—Boston, Washington, D.C., midtown Manhattan and San Francisco. We conduct substantially all of our business through Boston Properties Limited Partnership. At December 31, 2001, we owned 147 properties totaling 40.7 million net rentable square feet. The properties consisted of 139 office properties, including 107 Class A office buildings and 32 properties that support both office and technical uses, including twelve properties under construction, five industrial properties, and three hotels.

        In 2001, we continued to identify and complete acquisitions and development transactions. During 2001, we added 2.6 million net rentable square feet to our portfolio by completing an acquisition totaling approximately $755.0 million and completing developments totaling approximately $168.0 million. In addition, as of December 31, 2001, we had construction in progress representing a total anticipated investment of approximately $1.8 billion and a total of approximately 4.9 million net rentable square feet.

        We are focused on increasing the cash flow from our existing portfolio of properties by maintaining high occupancy levels and increasing effective rents. On the 2.7 million net rentable square feet of second generation space renewed or re-leased during the year, new net rents were on average approximately 49.2% higher than the expiring net rents. At December 31 2001, our in-service portfolio was 95.3% occupied.

Results of Operations

        The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2001, 2000 and 1999.

        We receive income primarily from rental revenue from our office, hotel, parking and industrial properties, including reimbursements from certain tenants for certain operating costs.

        From January 1, 1999 through December 31, 2001, we increased our total portfolio of properties from 121 properties to 147 properties and from 31.6 million net rentable square feet to 40.7 million net rentable square feet. As a result of this rapid growth of our total portfolio, the financial data presented below shows significant changes in revenues and expenses from period to period and we do not believe our period to period financial data are comparable. Therefore, the comparison of operating results for the years ended December 31, 2001, 2000 and 1999 show changes resulting from properties that we owned for each period compared (we refer to this comparison as our "Same Property Portfolio" for the applicable period) and the changes attributable to our total portfolio.

Comparison of the year ended December 31, 2001 to the year ended December 31, 2000

        The table below shows selected operating information for our total portfolio and the 113 buildings acquired or placed in service on or prior to January 1, 2000 and that remained in the total portfolio through December 31, 2001 (which constitute the Same Property Portfolio for the years ended December 31, 2001 and 2000):

	Same Property Portfolio				Total Portfolio
	2001	2000	Increase/ (Decrease)	% Change	2001	2000	Increase/ (Decrease)	% Change
	(Dollars in Thousands)
Revenue:
Rental	$892,466	$821,695	$70,771	8.61%	$1,007,610	$858,942	$148,668	17.31%
Development and management services	—	—	—	—	13,190	11,837	1,353	11.43%
Interest and other	—	—	—	—	12,178	8,574	3,604	42.03%

Total revenue	892,466	821,695	70,771	8.61%	1,032,978	879,353	153,625	17.47%

Expenses:
Operating	279,234	255,498	23,736	9.29%	312,294	264,701	47,593	17.98%
General and administrative	—	—	—	—	38,312	35,659	2,653	7.44%
Interest	—	—	—	—	223,389	217,064	6,325	2.91%
Depreciation and amortization	130,998	127,679	3,319	2.60%	150,163	133,150	17,013	12.78%
Loss on investments in securities	—	—	—	—	6,500	—	6,500	—
Unconsolidated joint venture income	—	—	—	—	4,186	1,758	2,428	138.11%

Total expenses	410,232	383,177	27,055	7.06%	734,844	652,332	82,512	12.65%

Income before minority interests and net derivative losses	$482,234	$438,518	$43,716	9.97%	$298,134	$227,021	$71,113	31.32%

        The increase in rental revenue in our Same Property Portfolio is primarily a result of an overall increase in rental rates on new leases and rollovers, an increase in reimbursable operating expenses as well as an increase in termination fees and early surrender income offset by a decrease in occupancy from year to year. Rental revenue is comprised of base rent, including termination fees and early surrender income, recoveries from tenants and parking and other. Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Accrued rental income represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Straight line rent for the year ended December 31, 2001 was $28.0 million compared to $13.1 million for the year ended December 31, 2000. Termination fees and early surrender income increased from $3.7 million for the year ended December 31, 2000 to $21.6 million for the year ended December 31, 2001. Included in the $21.6 million is $12.4 million related to the early surrender of space of a tenant at 875 Third Avenue, of which approximately $9.2 million has been received to date. We expect to receive the remaining amount on a monthly basis through July 2002. The occupancy for our Same Property Portfolio decreased from 98.9% as of December 31, 2000 to 95.8% as of December 31, 2001. Additional increases in rental revenues in our total portfolio are primarily the result of rental revenues earned on properties we acquired or placed in service after January 1, 2000 offset by a decrease in overall occupancy from 98.9% to 95.3%.

        The Company has not recognized $0.4 million of rental revenue during the year ended December 31, 2001, related to a tenant who has filed for bankruptcy. Although the tenant vacated the space during 2001, the rental payments, to the extent the space is not re-let, are guaranteed by a third party. Revenue of approximately $0.2 million per month relating to this space will be recognized, when and if, collection is reasonably assured.

        The increase in development and management services income in our total portfolio is mainly due to an increase in development and management income earned on contracts starting in 2001 and 2000 and an increase of approximately $0.4 million of work order profits earned on the entire portfolio. This was offset by certain management and development contracts ending in 2000 and some reductions in charges for management fees.

        The increase in interest and other income in our total portfolio is primarily due to more interest earned as a result of higher average cash balances in 2001 resulting from the remaining proceeds from the public offering in October 2000 offset by lower interest rates.

        Property operating expenses (real estate taxes, utilities, repairs and maintenance, cleaning and other property-related expenses) in our Same Property Portfolio increased mainly due to increases in real estate taxes of $6.0 million, or 2.3%, and increases in utilities of $7.4 million, or 2.9%. Most office leases include reimbursement for these operating expenses. The increase in real estate taxes was primarily due to higher property tax assessments. Small increases in the other property operating expenses account for the remaining difference. Additional increases in property operating expenses in our total portfolio were due to properties we acquired or placed in service after January 1, 2000.

        General and administrative expenses in our total portfolio increased mainly due to an overall increase in payroll due to an increase in the overall size of our total portfolio and the number of employees since January 1, 2000 as well as salary increases to employees. We wrote off $1.4 million of abandoned projects in 2001 compared to a $0.7 million write-off in 2000. In addition, the 2001 expense does not include $3.0 million that was included in the prior year related to the departure of two senior employees.

        Interest expense for our total portfolio increased as a result of having a higher average outstanding debt balance as compared to the prior period. Our debt outstanding at December 31, 2001 was approximately $4.3 billion, compared to $3.4 billion at December 31, 2000. This was partially offset by a decrease in our weighted average interest rates over the year from 7.37% at December 31, 2000 to 6.57% at December 31, 2001.

        Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the years ended December 31, 2001 and 2000 were $6.5 million and $5.0 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the years ended December 31, 2001 and 2000 was $59.3 million and $37.7 million, respectively. These costs are not included in the interest expense discussed above.

        Depreciation and amortization expense for our Same Property Portfolio increased as a result of capital and tenant improvements made during 2001. Additional increases in depreciation and amortization expense for our total portfolio were mainly due to the properties we acquired or placed in service after January 1, 2000 and related capital and tenant improvements.

        Unconsolidated joint venture income increased as a result of income earned on joint venture properties being placed in service during 2001 and income earned on joint venture properties acquired after January 1, 2000.

        We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years.

Comparison of the year ended December 31, 2000 to the year ended December 31, 1999

        The table below shows selected operating information for our total portfolio and the 106 buildings acquired or placed in service on or prior to January 1, 1999 and that remained in the total portfolio through December 31, 2000 (which constitute the Same Property Portfolio for the years ended December 31, 2000 and 1999):

	Same Property Portfolio				Total Portfolio
	2000	1999	Increase/ (Decrease)	% Change	2000	1999	Increase/ (Decrease)	% Change
	(Dollars in Thousands)
Revenue:
Rental	$766,141	$717,654	$48,487	6.76%	$858,942	$765,417	$93,525	12.22%
Development and management services	—	—	—	—	11,837	14,708	(2,871)	(19.52)%
Interest and other	—	—	—	—	8,574	6,439	2,135	33.16%

Total revenue	766,141	717,654	48,487	6.76%	879,353	786,564	92,789	11.80%

Expenses:
Operating	237,107	230,178	6,929	3.01%	264,701	249,268	15,433	6.19%
General and administrative	—	—	—	—	35,659	29,455	6,204	21.06%
Interest	—	—	—	—	217,064	205,410	11,654	5.67%
Depreciation and amortization	117,863	112,463	5,400	4.80%	133,150	120,059	13,091	10.90%
Unconsolidated joint venture income	—	—	—	—	1,758	468	1,290	275.64%

Total expenses	354,970	342,641	12,329	3.60%	652,332	604,660	47,672	7.88%

Income before minority interests	$411,171	$375,013	$36,158	9.64%	$227,021	$181,904	$45,117	24.80%

        The increase in rental revenue in our Same Property Portfolio is primarily a result of an overall increase in rental rates on new leases and rollovers, an increase in reimbursable operating expenses, in addition to an increase in occupancy from year to year and an increase in termination fees from $2.3 million to $3.3 million. Rental revenue is comprised of base rent, including termination fees, recoveries from tenants and parking and other. Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Straight line rent for the year ended December 31, 2000 was $13.1 million compared to $17.0 million for the year ended December 31, 1999. The occupancy for our Same Property Portfolio increased from 97.4% as of December 31, 1999 to 98.8% as of December 31, 2000. The additional increases in rental revenues in our total portfolio are primarily the result of rental revenues earned on properties we acquired or placed in service after January 1, 1999.

        The decrease in development and management services income in the total portfolio is mainly due to contracts expiring during 1999 and 2000.

        The increase in interest and other income in the total portfolio is a result of interest earned on proceeds received from the public offering of our common stock in October 2000 which resulted in higher average cash balances for the year ended December 31, 2000.

        Property operating expenses (real estate taxes, utilities, repairs and maintenance, cleaning and other property-related expenses) in our Same Property Portfolio increased mainly due to increases in real estate taxes of $4.0 million, or 4.2%. Most office leases include reimbursement for these operating expenses. Small increases in other property operating expenses account for the balance of the increase. Additional increases in property operating expenses in our total portfolio were mainly due to properties we acquired or placed-in-service after January 1, 1999 as well as increases in other property-related expenses.

        General and administrative expenses increased due to increases in the overall size of our total portfolio since January 1, 1999. In addition, we incurred a $3.0 million charge related to the departure of two senior employees, which included a non-cash charge of approximately $2.0 million.

        Interest expense for our total portfolio increased due to net increase in mortgage indebtedness and increased amounts outstanding under our unsecured revolving line of credit with Fleet National Bank, as agent, from $3.3 billion to $3.4 billion.

        Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the years ended December 31, 2000 and 1999 were $5.0 million and $3.2 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the years ended December 31, 2000 and 1999 was $37.7 million and $17.0 million, respectively.

        Depreciation and amortization expense for our Same Property Portfolio increased as a result of capital and tenant improvements made during 2000. Additional increases in depreciation and amortization expense for our total portfolio were due to properties we acquired or placed in service after January 1, 2000 and related capital and tenant improvements.

        Unconsolidated joint venture income increased as a result of income earned on joint venture properties being placed in service during 2000 and income earned on joint venture properties acquired after January 1, 1999.

        We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years.

Liquidity and Capital Resources

        Cash and cash equivalents were $98.1 million and $281.0 million at December 31, 2001 and December 31, 2000, respectively. The decrease was a result of the following increases and decreases in cash flows:

	Year Ended December 31,
	2001	2000	$ Change
	(In Millions)
Cash Provided by Operating Activities	$419.4	$329.5	$89.9
Cash Used for Investing Activities	$(1,303.6)	$(563.2)	$(740.4)
Cash Provided by Financing Activities	$701.3	$502.6	$198.7

        The increase in cash provided by operating activities is primarily due to the increase in net income resulting from properties acquired and developments that were placed in service after January 1, 2000 and increases in net income from our Same Property Portfolio through 2000 and 2001.

        Net cash used for investing activities increased from $563.2 million for the year ended December 31, 2000 to $1,303.6 million for the year ended December 31, 2001 mainly due to increased development activity and the acquisition of Citigroup Center during 2001. The net cash used in the 2001 investing activities was primarily for the following transactions:

        Acquisitions, Dispositions and Development Transactions:

  •
  On February 13, 2001, the Company acquired a 4.3-acre parcel of land at 77 Fourth Avenue in Waltham, Massachusetts for cash of approximately $13.0 million. This site will support an approximately 202,000 net rentable square foot Class A office building.

  •
  On March 30, 2001, the Company disposed of 25-33 Dartmouth Street in Westwood, Massachusetts, an industrial building totaling approximately 78,000 net rentable square feet. The Company received net proceeds of approximately $6.6 million, resulting in a gain on sale of approximately $4.7 million (net of minority interest share of approximately $1.1 million).

  •
  On April 25, 2001, the Company closed on the acquisition of the approximately 1.6 million net rentable square foot office tower in New York City known as Citigroup Center. The acquisition was completed through a venture with a third party private real estate investment company. The total acquisition cost of approximately $755 million, was funded through new mortgage financing totaling $525 million, cash contributed to purchase equity in the acquiring entity of $195 million from Boston Properties Limited Partnership and the balance from the third party private real estate investment company. Our $195 million equity investment will earn a preferential return of 10% per annum. The preferred equity and any accumulated unpaid portion of the priority return on our equity investment will be payable before the third party affiliate receive a return on its common interest. Based on our current forecasts for the property, we expect to receive 100% of the cash flow after debt service for the 10 years following the acquisition. Financial results of the venture are consolidated with the financial results of the Company because the Company controls the entity that owns the property.

  •
  On June 29, 2001, the Company disposed of Maryland Industrial Park, Buildings Two and Three, consisting of two industrial buildings totaling approximately 183,945 square feet, for net proceeds of approximately $7.6 million, resulting in a gain on sale of approximately $1.9 million (net of minority interest share of approximately $0.4 million).

  •
  On November 8, 2001, the Company disposed of a parcel of land known as the Belvedere Condominium/Retail Project located at the Prudential Center in Boston, Massachusetts for net proceeds of approximately $11 million, resulting in a gain of approximately $2.3 million (net of minority interest of approximately $0.5 million.)

  •
  On November 29, 2001, the Company acquired an approximately 22-acre parcel of land in Reston, Virginia for cash of approximately $8.6 million. This site will support an approximately 358,000 net rentable square foot Class A office building.

  •
  On December 19, 2001, the Company acquired a 74-acre parcel of land in Weston, Massachusetts for cash of approximately $18 million, which includes a deposit made in 2000 of approximately $9 million. This site will support an approximately 350,000 net rentable square foot Class A office building.

  •
  We placed seven Class A office buildings in service, which required a total investment during 2001 of approximately $51.6 million. We began or continued construction on an additional twelve office buildings and incurred approximately $631.1 million of construction costs during 2001. Our properties under construction as of December 31, 2001 were as follows:

Properties Under Construction	Location	Initial Occupancy	Stabilization Date	# of Buildings	Square feet	Investment to Date	Anticipated Total Investment(1)(2)	Percent Leased
Times Square Tower	New York, NY	Q4 2003	Q2 2004	1	1,218,511	$250,692,311	$653,500,000	51	%(3)
5 Times Square	New York, NY	Q1 2002	Q2 2002	1	1,099,154	418,364,009	536,115,000	100%
111 Huntington Avenue—Prudential Center	Boston, MA	Q3 2001	Q4 2002	1	859,484	276,916,812	290,000,000	95%
111 Huntington Avenue—retail	Boston, MA	Q3 2001	Q3 2002	—	93,789	n/a	n/a	61%
Waltham Weston Corporate Center	Waltham, MA	Q1 2002	Q4 2003	1	304,051	56,510,296	95,446,000	19%
611 Gateway Boulevard	S. San Francisco, CA	Q4 2003	Q1 2004	1	249,732	43,491,261	81,221,000	0%
Two Freedom Square (50%)	Reston, VA	Q3 2002	Q3 2004	1	401,891	28,251,897	49,336,000	58%
One and Two Discovery Square (50%)	Reston, VA	Q4 2001	Q1 2003	2	363,995	29,644,317	41,204,000	65%
Shaws Supermarket	Boston, MA	Q2 2003	Q2 2003	1	57,235	10,419,152	24,034,000	100%
Broad Run Business Park- Building E	Dulles, VA	Q2 2002	Q4 2002	1	127,226	11,904,194	19,946,000	55%
7702 Boston Boulevard	Springfield, VA	Q3 2002	Q3 2002	1	43,171	1,575,806	7,286,000	100%
ITT Educational Services	Springfield, VA	Q1 2002	Q1 2001	1	32,114	3,785,788	5,740,000	100%

Total Construction Properties				12	4,850,353	$1,131,555,843	$1,803,828,000	69%

(1)
Represents our share of the investment.

(2)
Includes net revenues during lease-up period and cash component of hedge contracts

(3)
While Arthur Andersen LLP, the future tenant, has not informed us of any changes in their plan to lease our space, we cannot predict at this time whether litigation or other developments following the Enron bankruptcy will have an adverse effect on Arthur Andersen LLP's long term business plans or solvency over the term of the lease.

        In total, our existing construction loans have $657.0 million remaining to be drawn out of a total $1.5 billion. Of the remaining commitment of $672.3 million on our construction projects, $657.0 of the costs will be covered under our existing construction loans. In addition, we expect to close an additional construction loan relating to the Shaws Supermarket project of $24.0 million in the first quarter of 2002.

        Cash provided by financing activities increased by $198.7 million for the year ended 2001 to $701.3 million from $502.6 million for the year ended 2000. During 2001, we received proceeds from new debt totaling approximately $1.1 billion. This was offset by $229.0 million of paydowns and principal payments and $276.5 million of dividend and distribution payments during 2001.

Capitalization

        At December 31, 2001, our total consolidated debt was approximately $4.3 billion. The weighted-average rate of our consolidated indebtedness was 6.57% and the weighted average maturity was approximately 5.7 years.

        Our total market capitalization was approximately $9.1 billion at December 31, 2001. Total market capitalization was calculated using the December 31, 2001 closing stock price of $38.0 per share and includes the following: (1) 90,780,591 shares of our common stock, (2) 20,212,776 of common units of Boston Properties Limited Partnership (excluding common units held by Boston Properties, Inc.), (3) an aggregate of 11,010,839 common units issuable upon conversion of all Series One, Two, Three and Z preferred units, (4) 2,624,672 shares of our common stock issuable upon conversion of all 2,000,000 shares of our Series A preferred stock, and (5) our consolidated debt. Our total consolidated debt at December 31, 2001 represented approximately 47.7% of our total market capitalization.

Debt Financing

        The table below summarizes our mortgage notes and bonds payable and our revolving line of credit with Fleet Boston, as agent at December 31, 2001 and 2000:

	December 31,
	2001	2000
	(Dollars in Thousands)
DEBT SUMMARY:
Balance
Fixed rate	$3,448,903	$3,010,760
Variable rate	866,039	404,131

Total	$4,314,942	$3,414,891

Percent of total debt:
Fixed rate	79.93%	88.17%
Variable rate	20.07%	11.83%

Total	100.00%	100.00%

Weighted average interest rate:
Fixed rate	7.27%	7.21%
Variable rate	3.77%	8.56%

Total	6.57%	7.37%

        The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate ("LIBOR") or Eurodollar rates.

        We utilize our $605.0 million unsecured revolving line of credit principally to fund development of properties, other land and property acquisitions and for working capital purposes. Our unsecured revolving line of credit is a recourse obligation of Boston Properties Limited Partnership. Outstanding balances under the unsecured revolving line of credit currently bear interest at a floating rate based on an increase over Eurodollar from 105 to 170 basis points or an increase over the lender's prime rate from zero to 75 basis points, depending upon our applicable leverage ratio. Our ability to borrow under our unsecured revolving line of credit is subject to our compliance with a number of customary financial and other covenants on an ongoing basis, including: (1) loan-to-value ratio against our total borrowing base not to exceed 55%, unless our leverage ratio exceeds 60%, in which case it is not to exceed 50%, (2) a loan-to-value ratio against the total secured borrowing base not to exceed 55%, (3) debt service coverage ratio of 1.40 for our borrowing base, or 1.50 if our leverage ratio equals or exceeds 60%, and 1.30 for us as a whole for full fixed charges, (4) a leverage ratio not to exceed 60%, however five consecutive quarters (not including the two quarters prior to expiration) can go to 65%, (5) limitations on additional indebtedness and stockholder distributions, and (6) a minimum net worth requirement.

        At December 31, 2001, we had issued letters of credit totaling $3.5 million secured by our unsecured line of credit and had the ability to borrow an additional $601.5 million under our unsecured revolving line of credit. As of February 28, 2002, there were no amounts outstanding under our unsecured revolving line of credit.

        The following table sets forth certain information regarding our mortgage notes and bonds payable at December 31, 2001:

Properties	Interest Rate	Principal Amount	Maturity Date
	(In Thousands)
Citigroup Center	7.19%	$522,044	May 11, 2011
Embarcadero Center One, Two and Federal Reserve	6.70%	308,940	December 12, 2008
5 Times Square(1)	3.93%	289,179	January 26, 2003
Prudential Center	6.72%	288,116	July 1, 2008
280 Park Avenue	7.64%	267,789	February 1, 2011
599 Lexington Avenue(2)	7.00%	225,000	July 19, 2005
111 Huntington Avenue(3)	3.65%	184,307	September 27, 2002
Embarcadero Center Four	6.79%	151,638	February 1, 2008
875 Third Avenue(4)	8.00%	148,796	January 1, 2003
Times Square Tower(5)	3.88%	145,472	November 29, 2004
Embarcadero Center Three	6.40%	144,360	January 1, 2007
Two Independence Square(6)	8.09%	115,093	February 27, 2003
Riverfront Plaza	6.61%	113,250	February 1, 2008
Democracy Center	7.05%	106,002	April 1, 2009
Embarcadero Center West Tower	6.50%	96,307	January 1, 2006
100 East Pratt Street	6.73%	90,375	November 1, 2008
601 and 651 Gateway Boulevard	8.40%	89,184	October 1, 2010
One Independence Square(7)	3.52%	75,000	August 20, 2003
Reservoir Place(8)	6.88%	71,935	November 1, 2006
One & Two Reston Overlook	7.45%	67,485	September 1, 2004
2300 N Street	6.88%	66,000	August 3, 2003
202, 206, 214 Carnegie Center	8.13%	62,397	October 1, 2010
New Dominion Technology Park, Building 1	7.70%	57,610	January 15, 2021
Capital Gallery	8.24%	56,064	August 15, 2006
504, 506, 508 Carnegie Center	7.39%	47,459	January 1, 2008
Waltham Weston Corporate Center(9)	3.63%	46,446	February 13, 2004
10 and 20 Burlington Mall Road(10)	7.25%	39,857	October 1, 2011
10 Cambridge Center	8.27%	35,226	May 1, 2010
1301 New York Avenue	(11)	31,669	August 15, 2009
Sumner Square	7.35%	30,183	September 1, 2013
Eight Cambridge Center	7.73%	27,988	July 15, 2010
2600 Tower Oaks Boulevard(12)	3.84%	27,318	September 20, 2002
Quorum Office Park(13)	3.58%	27,295	August 25, 2003
510 Carnegie Center	7.39%	27,178	January 1, 2008
Lockheed Martin Building	6.61%	25,759	June 1, 2008
Orbital Sciences—Buildings One and Three(14)	3.58%	25,644	August 9, 2002
University Place	6.94%	24,679	August 1, 2021
Reston Corporate Center	6.56%	24,303	May 1, 2008
Orbital Sciences—Building Two(15)	3.55%	23,587	June 13, 2003
191 Spring Street	8.50%	22,480	September 1, 2006
Bedford Business Park	8.50%	21,178	December 10, 2008
NIMA Building	6.51%	21,056	June 1, 2008
40 Shattuck Road(16)	3.68%	14,822	October 21, 2003
101 Carnegie Center	7.66%	8,047	April 1, 2006
Montvale Center	8.59%	7,418	December 1, 2006
302 Carnegie Center(17)	3.73%	6,969	April 1, 2003
Hilltop Business Center	6.81%	5,588	March 1, 2019
201 Carnegie Center	7.08%	450	February 1, 2010

Total		$4,314,942

(1)
Total construction loan in the amount of $420.0 million at a variable rate of Eurodollar + 2.00%. The maturity date can be extended for two one-year periods based on meeting certain conditions.

(2)
At maturity the lender has the option to purchase a 33.33% interest in this property in exchange for the cancellation of the principal balance of $225.0 million.

(3)
Total construction loan in the amount of $203.0 million at a variable rate of LIBOR + 2.00%. The maturity date can be extended for two one-year periods based on meeting certain conditions.

(4)
The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The stated principal balance at December 31, 2001 was $147.7 million and the interest rate was 8.75%.

(5)
Total construction loan in the amount of $493.5 million at a variable rate of Eurodollar + 1.95%. The maturity date can be extended for one six month period and two one-year periods based on meeting certain conditions.

(6)
The principal amount and interest rate shown has been adjusted to reflect the effective rate on the loan. The stated principal balance at December 31, 2001 was $115.3. The stated interest rate is 8.50% and continues at such rate through the loan expiration.

(7)
Outstanding principal bears interest at a floating rate of LIBOR + 1.60%.

(8)
The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The stated principal balance at December 31, 2001 was $64.8 million and the interest rate was 9.65%.

(9)
Total construction loan in the amount of $70.0 million at a variable rate of LIBOR + 1.70%. The maturity date can be extended for two one-year periods based on meeting certain conditions.

(10)
Includes outstanding indebtedness secured by 91 Hartwell Avenue.

(11)
Includes outstanding principal in the amounts of $19.7 million, $7.9 million and $4.1 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.

(12)
Total construction loan in the amount of $32.0 million at a variable rate of LIBOR + 1.90%. The maturity date can be extended for two one-year periods based on meeting certain conditions.

(13)
Total construction loan in the amount of $32.3 million at a variable rate of LIBOR + 1.65%. The maturity date can be extended for two one-year periods based on meeting certain conditions.

(14)
Total construction loan in the amount of $27.0 million at a variable rate of Eurodollar + 1.65%. The maturity date can be extended for a one-year period based on meeting certain conditions.

(15)
Total construction loan in the amount of $25.1 million at a variable rate of Eurodollar + 1.65%. The maturity date can be extended for a one-year period based on meeting certain conditions.

(16)
Total construction loan in the amount of $16.0 million at a variable rate of Eurodollar + 1.75%. The maturity date can be extended for two one-year periods based on meeting certain conditions.

(17)
Total construction loan in the amount of $10.0 million at a variable rate of LIBOR + 1.85%. The maturity date can be extended for two one-year periods based on meeting certain conditions.

NOTE: LIBOR and Eurodollar rate contracts in effect on December 31, 2001 ranged from 3.55% to 3.93%. The LIBOR and Eurodollar rates at December 31, 2001 were 1.87% and 1.88%, respectively.

  Joint Ventures

        We have investments in eight unconsolidated joint ventures with ownership ranging from 25-51%. We do not have control of these partnerships, and therefore, they are accounted for using the equity method of accounting. At December 31, 2001, our share of the debt related to these investments is equal to approximately $216.2 million. The table below summarizes the outstanding debt relative to our investment in these joint venture properties at December 31, 2001:

Properties	Interest Rate	Principal Amount	Maturity Date
Metropolitan Square (51%)	8.23%	$70,476	May 1, 2010
Market Square North (50%)	7.70%	49,373	December 19, 2011
Discovery Square (50%)	3.60%	23,048	December 8, 2003
Two Freedom Square (50%)	3.74%	21,058	June 29, 2004
One Freedom Square (25%)	7.75%	19,130	June 30, 2012
265 Franklin Street (35%)	3.41%	18,900	October 1, 2002
140 Kendrick Street (25%)	7.51%	14,197	July 1, 2013

Total	6.67%	$216,182

Stock Repurchase

        On September 14, 2001, the Board of Directors authorized a repurchase program under which we are permitted to purchase up to $100 million of our outstanding common stock. From that date through February 28, 2002, we purchased 78,900 shares of our outstanding common stock for an aggregate cost of approximately $2.7 million. As a result, we have authorization to repurchase up to an additional $97.3 million of our outstanding common stock, which we may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions, depending on market prices and other conditions. The authority granted by the Board of Directors may, in the discretion of our senior management, be exercised form time to time and in such amounts as market conditions warrant.

General

        We have determined that our estimated cash flows and available sources of liquidity are adequate to meet liquidity needs for the next twelve months. We believe that our principal liquidity needs for the next twelve months are to fund normal recurring expenses, debt service requirements, current development costs not covered under construction loans and the minimum distribution required to maintain our REIT qualification under the Internal Revenue Code of 1986, as amended. We believe that these needs will be fully funded from cash flows provided by operating and financing activities.

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

        Rental revenues, operating expense reimbursement income from tenants, and income from the operations are our principal sources of capital used to pay operating expenses, debt service and recurring capital expenditures. We seek to increase income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue include third party fees generated by our office and industrial real estate management, leasing, development and construction businesses. Consequently, we believe our revenue, together with proceeds from financing activities, will continue to provide the necessary funds for operating expenses, debt service and recurring capital expenditures.

        Based on leases in place at December 31, 2001, leases with respect to 4.1% of our Class A office buildings will expire in calendar year 2002. Although we are unable to estimate the actual rate of future leases, we believe that the expiring leases may be renewed, or space re-let, at higher or the same rents than previously in effect. While we are working to retain our current tenants in situations that are beneficial to us, conditions over the past year, including more sublet space available and decreasing rental rates across the board, make it difficult for us to predict what future changes may be and how they will effect our re-leasing efforts.

        The aftermath of the September 11, 2001 terrorist attacks has resulted in higher operating costs for many of our properties due to heightened security measures. At this time we are not able to predict whether these increased costs will abate over time, or whether we will continue to be able to pass them through to our tenants. These and other long-term effects on our business of the September 11, 2001 events are unknown at this time, but could adversely affect our business and results of operations in ways that cannot presently be predicted.

        During the year ended December 31, 2001, we paid or declared quarterly dividends totaling $2.27 per common share (consisting of $.53 related to the quarter ended March 31, 2001 and $.58 related to each of the quarters ended June 30, 2001, September 30, 2001 and December 31, 2001). We intend to continue paying dividends quarterly.

Market Risk

        Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligation is affected by changes in the market interest rates. We manage our market risk by matching long-term leases with long-term fixed rate non-recourse debt of similar duration. In addition, we maintain a major unencumbered portion of our portfolio. We continue to follow a conservative strategy of pre-leasing development projects on a long-term basis to strong tenants in order to achieve the most favorable construction and permanent financing terms. Approximately 80% of our outstanding debt has fixed interest rates, which minimizes the interest rate risk until the maturity of such outstanding debt.

        We have entered into hedging arrangements with financial institutions. Our primary objective when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure, which, in turn, reduces the risks that the variability of cash flows imposes on variable rate debt. Our strategy protects us against future increases in interest rates. At December 31, 2001, we had hedge contracts totaling $150 million. The hedging agreements provide for a fixed interest rate when LIBOR is less than 5.80% and when LIBOR is between 6.70% and 9.00% for terms ranging from three to five years per the individual hedging agreements. We will consider entering into additional hedging agreements with respect to all or a portion of our variable rate debt. We may borrow additional money with variable rates in the future. Increases in interest rates could increase interest expense, which in turn could affect cash flow and our ability to service our debt. As a result of the hedging agreements, decreases in interest rates could increase interest expense as compared to the underlying variable rate debt and could result in us making payments to unwind such agreements. During 2001, we paid the fair value of a swap arrangement and two hedge contracts that were in place during 2000 and part of 2001 in order to terminate the contracts.

        At December 31, 2001, our variable rate debt outstanding was approximately $866.0 million. At December 31, 2001, the average interest rate on variable rate debt was approximately 3.77%. Taking the hedging contracts into consideration, if market interest rates on our variable rate debt were to increase by ten percent (approximately 38 basis points), total interest would increase approximately $2.7 million.

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

        These amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.

Funds from Operations

        Pursuant to the National Association of Real Estate Investment Trusts revised definition of Funds from Operations, we calculate Funds From Operations by adjusting net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America, including non-recurring items), for gains (or losses) from debt restructuring and sales of properties (except gains and losses from sales of depreciable operating properties), real estate related depreciation and amortization and unconsolidated partnerships and joint ventures. We consider Funds from Operations, after supplemental adjustments, one measure of REIT performance. We believe that Funds From

Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. We compute Funds From Operations in accordance with standards established by the National Association of Real Estate Investment Trusts which may not be comparable to Funds From Operations reported by other REITs that do not define the term in accordance with the current National Association of Real Estate Investment Trusts definition or that interpret the current National Association of Real Estate Investment Trusts definition differently. In addition to Funds from Operations (as defined by the National Association of Real Estate Investment Trusts), we also disclose Funds from Operations after certain supplemental adjustments. Funds From Operations does not represent cash generated from operating activities determined in accordance with accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income (determined in accordance with accounting principles generally accepted in the United States of America) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

        Our funds from operations for the respective periods is calculated as follows:

	The Company					The Predecessor Group
	Year Ended December 31,
					Period From June 23, 1997 to December 31, 1997	Period From January 1, 1997 to June 22, 1997
	2001	2000	1999	1998
	(In Thousands)
Income before minority interests and unconsilidated joint venture income	$302,320	$228,779	$182,372	$140,575	$38,878	$4,840
Add:
Real estate depreciation and amortization	153,550	134,386	119,583	74,649	21,417	16,808
Income from unconsolidated joint ventures	4,186	1,758	468	—
Less:
Net derivative losses	(26,488)	—	—	—	—
Minority property partnerships' share of funds from operations	(2,322)	(1,061)	(3,681)	(4,185)	(287)	(198)
Preferred dividends and distributions	(33,312)	(32,994)	(32,111)	(5,830)	—	—

Funds from operations	397,934	330,868	266,631	205,209	60,008	21,450

Add (subtract):
Net derivative losses(1)	26,488	—	—	—	—	—
Early surrender lease adjustment(2)	(8,518)	—	—	—	—	—

Funds from operations before net derivative losses and after early surrender lease adjustment	$415,904	$330,868	$266,631	$205,209	$60,008	$21,450

Funds from operations available to common stockholders before net derivative losses and after early surrender lease adjustment	$337,823	$247,371	$196,101	$153,045	$42,258	—

Weighted average shares outstanding—basic	90,002	71,424	66,235	60,776	38,694	—

(1)
Expense recognized for adjustment to fair value related to SFAS 133.

(2)
Represents the remaining payment expected to be received from a previous tenant relating to the early surrender of space.

	For the Year Ended December 31, 2001		For the Year Ended December 31, 2000		For the Year Ended December 31, 1999
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
	(In Thousands)
Basic Funds from Operations before net derivative losses and after early surrender lease adjustment	$415,904	110,803	$330,868	95,532	$266,631	90,058
Effect of Dilutive Securities
Convertible Preferred Units	26,720	11,012	26,422	10,393	26,428	10,360
Convertible Preferred Stock	6,592	2,625	6,572	2,625	5,834	2,337
Stock Options and other	—	1,547	—	1,280	—	541

Diluted Funds from Operations before net derivative losses and after early surrender lease adjustment	$449,216	125,987	$363,862	109,830	$298,893	103,296

Diluted Funds from Operations available to common stockholders before net derivative losses and after early surrender lease adjustment	$375,046	105,185	$283,994	85,723	$229,961	79,473

	For the Year Ended December 31, 1998		For the Period From June 23, 1997 to December 31, 1997
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
	(In Thousands)
Basic Funds from Operations	$205,209	81,487	$60,008	54,950
Effect of Dilutive Securities
Convertible Preferred Units	2,819	1,135	—	—
Convertible Preferred Stock	—	—	—	—
Stock Options	—	532	—	414

Diluted Funds from Operations	$208,028	83,154	$60,008	55,364

Company's share of Diluted Funds from Operations	$156,215	62,443	$42,258	39,108

Environmental Matters

        It is our policy to retain independent environmental consultants to conduct or update Phase I environmental assessments (which generally do not involve invasive techniques such as soil or ground water sampling) and asbestos surveys with respect to our properties. These pre-purchase environmental assessments have not revealed environmental conditions that we believe will have a material adverse effect on our business, assets or results of operations, and we are not otherwise aware of environmental conditions with respect to our properties which we believe would have such a material adverse effect. However, from time to time pre-existing environmental conditions at our properties have required environmental testing and/or regulatory filings.

        In February 1999, one of our affiliates acquired from Exxon Corporation a property in Massachusetts that was formerly used as a petroleum bulk storage and distribution facility and was known by the state regulatory authority to contain soil and groundwater contamination. We recently completed development of an office park on the property. Our affiliate engaged a specially licensed environmental consultant to oversee the management of contaminated soil and groundwater that was disturbed in the course of construction. Pursuant to the property acquisition agreement, Exxon agreed to (1) bear the liability arising from releases or discharges of oil and hazardous substances which occurred at the site prior to our ownership, (2) continue remediating such releases and discharges as necessary and appropriate to comply with applicable requirements, and (3) indemnify our affiliate for certain losses arising from preexisting site conditions. Any indemnity claim may be subject to various defenses.

        Environmental investigations at two of our properties in Massachusetts have identified groundwater contamination migrating from off-site source properties. In both cases we engaged a specially licensed environmental consultant to perform the necessary investigations and assessments and to prepare submittals to the state regulatory authority, including Downgradient Property Status Opinions. These Opinions concluded that the properties qualify for Downgradient Property Status under the state regulatory program, which eliminates certain deadlines for conducting response actions at a site. We also believe that these properties qualify for liability relief under certain statutory amendments regarding upgradient releases. Although we believe that the current or former owners of the upgradient source properties may ultimately be responsible for some or all of the costs of addressing the identified groundwater contamination, we will take necessary further response actions (if any are required). No such additional response actions are anticipated at this time.

        One of our affiliates recently acquired a property in Massachusetts where historic groundwater contamination was identified prior to acquisition. We engaged a specially licensed environmental consultant to perform investigations and to prepare necessary submittals to the state regulatory authority. The environmental consultant has concluded that (1) certain identified groundwater contaminants are migrating to the subject property from an off-site source property and (2) certain other detected contaminants are likely related to a historic release on the subject property. The consultant has recommended filing a Downgradient Property Status Opinion (described above) with respect to contamination migrating from off-site and conducting additional investigations, including the installation of off-site monitoring wells, to determine the nature and extent of contamination potentially associated with the historic use of the subject property. Our affiliate has authorized such additional investigations and will take necessary further response actions (if any are required).

        Some of our properties and certain properties owned by our affiliates are located in urban, industrial and other previously developed areas where fill or current or historical uses of the areas have caused site contamination. Accordingly, it is sometimes necessary to institute special soil and/or groundwater handling procedures in connection with construction and other property operations in order to achieve regulatory closure and ensure that contaminated materials are addressed in an appropriate manner. In these situations it is our practice to investigate the nature and extent of detected contamination and estimate the costs of required response actions and special handling procedures. We then use this information as part of our decision-making process with respect to the acquisition and/or development of the property. For example, we recently acquired a parcel in Massachusetts, formerly used as a quarry/asphalt batching facility, which we may develop in the future. Pre-purchase testing indicated that the site contains relatively low levels of certain contaminants. We anticipate that this contamination will be addressed in concert with future construction activities. When appropriate, we expect to file a plan detailing such activities with the state regulatory authority and to submit it for public review and comment pursuant to the state regulatory authority's public information process.

        We expect that resolution of the environmental matters relating to the above will not have a material impact on our financial position, results of operations or liquidity.

Newly Issued Accounting Standards

        On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS

No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 becomes effective beginning January 1, 2002. We do not anticipate that these standards will have a material adverse effect on our liquidity, financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS No. 121. The new standard becomes effective for the year ending December 31, 2002. We do not expect this pronouncement to have a material impact on our liquidity, financial position or results of operations.

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

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

        Approximately $3.4 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 2001 ranged from LIBOR or Eurodollar plus 1.60% to LIBOR or Eurodollar plus 2.00%.

	Mortgage Debt, Including Current Portion (In Thousands)
	2002	2003	2004	2005	2006	2007+	Total	Fair Value
Fixed Rate	$44,870	372,843	114,649	277,880	284,516	2,354,145	$3,448,903	$3,448,903
Average Interest Rate	7.33%	8.03%	7.35%	7.04%	7.79%	7.11%	7.27%	—
Variable Rate	$237,269	436,852	191,918	—	—	—	$866,039	$866,039

        Additional disclosure about market risk is incorporated herein by reference from Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in the market risk section.

Item 8.    Financial Statements and Supplementary Data

        See "Index to Financial Statements" on page 51 this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information concerning our directors and executive officers required by Item 10 shall be included in the Proxy Statement to be filed relating to our 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information concerning our executive compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Beneficial Owners and Management

        The information concerning our directors and executive officers required by Item 12 shall be included in the Proxy Statement to be filed relating to our 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        The information concerning our directors and executive officers required by Item 13 shall be included in the Proxy Statement to be filed relating to our 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K

  (a)
  Financial Statements and Financial Statement Schedule

        See "Index to Financial Statements" on page 51 of this Form 10-K.

  (b)
  Reports on Form 8-K

        We filed a report on Form 8-K on January 24, 2001 which included information regarding Item 5. We filed this Form 8-K in connection with our press release relating to our fourth quarter 2000 earnings and information presented to investors and analysts.

        We filed a report on Form 8-K on April 25, 2001 which included information regarding Item 5. We filed this Form 8-K in connection with our press release relating to our first quarter 2001 earnings and information presented to investors and analysts.

        We filed a report on Form 8-K on May 10, 2001 (as amended by Form 8-K/A filed on July 9, 2001) which included information regarding Item 2 and 7. Included in Item 7 was pro forma information and exhibits. The Form 8-K was filed in connection with our acquisition of Citigroup Center.

        We filed a report on Form 8-K on June 6, 2001 which included information regarding Item 5 and 7. Included in Item 7 was an exhibit. The Form 8-K was filed in connection with information presented to investors.

        We filed a report on Form 8-K on July 18, 2001 which included information regarding Item 5. We filed this Form 8-K in connection with our press release relating to our second quarter 2001 earnings and information presented to investors and analysts.

        We filed a report on Form 8-K on September 17, 2001 which included information regarding Item 5 and 7. Included in item 7 was an exhibit. The Form 8-K was filed in connection with the announcement of our Stock Purchase Plan.

        We filed a report on Form 8-K on October 23, 2001 (as amended by Form 8-K/A filed on November 14, 2001) which included information regarding Item 5. We filed this Form 8-K in connection with our press release relating to our third quarter 2001 earnings and information presented to investors and analysts.

  (c)
  Exhibits

Exhibit No.	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Boston Properties, Inc.(1)
3.2	Form of Amended and Restated Bylaws of Boston Properties, Inc.(1)
3.3	Amendment No. 1 to Amended and Restated Bylaws of Boston Properties, Inc.(5)
4.1	Form of Shareholder Rights Agreement dated as of June, 1997 between Boston Properties, Inc. and BankBoston, N.A., as Rights Agent.(1)
4.2	Form of Certificate of Designation for Series E Junior Participating Cumulative Preferred Stock, par value $.01 per share.(1)
4.3	Form of Certificate of Designations for the Series A Preferred Stock.(4)
4.4	Form of Common Stock Certificate.(1)
10.1	Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of June 29, 1998.(2)
10.2	Certificate of Designations for the Series One Preferred Units, dated June 30, 1998, constituting an amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership.(2)
10.3	Certificate of Designations for the Series Two Preferred Units, dated November 12, 1998, constituting an amendment to the Second Amendment and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership.(4)
10.4	Certificate of Designations for the Series Three Preferred Units, dated November 12, 1998, constituting an amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership.(4)
10.5	Certificate of Designation for the Series Z Preferred Units, dated December 11, 2000, constituting an amendment to the Second Amended and Restated Agreements of Limited Partnership of Boston Properties Limited Partnership.(7)
10.6	Amended and Restated 1997 Stock Option and Incentive Plan dated May 3, 2000 and forms of option agreements.(7)
10.7	Amendment #1 to Amended and Restated 1997 Stock Option and Incentive Plan dated November 14, 2000.(7)
10.8	Form of Noncompetition Agreement between Boston Properties, Inc. and Mortimer B. Zuckerman.(1)
10.9	Form of Employment and Noncompetition Agreement between Boston Properties, Inc. and Edward H. Linde.(1)
10.10	Form of Employment Agreement between Boston Properties, Inc. and certain executive officers.(1)
10.11	Form of Indemnification Agreement between Boston Properties, Inc. and each of its directors and executive officers.(1)
10.12	Omnibus Option Agreement by and among Boston Properties Limited Partnership and the Grantors named therein dated as of April 9, 1997.(1)
10.13	Second Amended and Restated Revolving Credit Agreement with Fleet National Bank, as agent, dated as of March 31, 2000.(6)
10.14	Amendment #1 to Second Amended and Restated Revolving Credit Agreement with Fleet National Bank, as agent, dated as of September 20, 2000.(7)
10.15	Form of Registration Rights Agreement among Boston Properties, Inc. and the persons named therein.(1)
10.16	Form of Lease Agreement dated as of June, 1997 between Edward H. Linde and Mortimer B. Zuckerman, as Trustees of Downtown Boston Properties Trust, and ZL Hotel LLC.(1)
10.17	Form of Lease Agreement dated as of June, 1997 between Edward H. Linde and Mortimer B. Zuckerman, as Trustees of Two Cambridge Center Trust, and ZL Hotel LLC.(1)
10.18	Form of Certificate of Incorporation of Boston Properties Management, Inc.(1)

10.19	Form of By-laws of Boston Properties Management, Inc.(1)
10.20	Form of Limited Liability Agreement of ZL Hotel LLC.(1)
10.21	Indemnification Agreement between Boston Properties Limited Partnership and Mortimer B. Zuckerman and Edward H. Linde.(1)
10.22	Compensation Agreement between Boston Properties, Inc. and Robert Selsam, dated as of August 10, 1995 relating to 90 Church Street.(1)
10.23	Contribution and Conveyance Agreement concerning the Carnegie Portfolio, dated June 30, 1998 by and among Boston Properties, Inc., Boston Properties Limited Partnership, and the parties named therein as Landis Parties.(2)
10.24	Contribution Agreement, dated June 30, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, and the parties named therein as Landis Parties.(2)
10.25	Registration Rights and Lock-Up Agreement, dated June 30, 1998 by and among Boston Properties, Inc., Boston Properties Limited Partnership and the parties named therein as Holders.(2)
10.26	Non-Competition Agreement, dated as of June 30, 1998, by and between Alan B. Landis and Boston Properties, Inc.(2)
10.27	Agreement Regarding Directorship, dated as of June 30, 1998, by and between Boston Properties, Inc. and Alan B. Landis.(2)
10.28	Purchase and Sale Agreement, dated May 7, 1998, by and between The Prudential Insurance Company of America and Boston Properties Limited Partnership.(3)
10.29	Contribution Agreement, dated as of May 7, 1998, by and between The Prudential Insurance Company of America and Boston Properties Limited Partnership.(3)
10.30	Registration Rights Agreement, dated as of July 2, 1998, by and among the Registrant, Strategic Value Investors II, LLC and The Prudential Insurance Company of America.(3)
10.31	Purchase and Sale Agreement, dated as of November 12, 1998, by and between Two Embarcadero Center West and BP OFR LLC.(4)
10.32	Contribution Agreement, dated as of November 12, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, Embarcadero Center Investors Partnership and the partners in Embarcadero Center Investors Partnership listed on Exhibit A thereto.(4)
10.33	Contribution Agreement, dated as of November 12, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, Three Embarcadero Center West and the partners in Three Embarcadero Center West listed on Exhibit A thereto.(4)
10.34	Three Embarcadero Center West Redemption Agreement, dated as of November 12, 1998, by and among Three Embarcadero Center West, Boston Properties Limited Partnership, BP EC West LLC, The Prudential Insurance Company of America, PIC Realty Corporation and Prudential Realty Securities II, Inc.(4)
10.35	Three Embarcadero Center West Property Contribution Agreement, dated as of November 12, 1998, by and among Three Embarcadero Center West, The Prudential Insurance Company of America, PIC Realty Corporation, Prudential Realty Securities II, Inc., Boston Properties Limited Partnership, Boston Properties, Inc. and BP EC West LLC.(4)
10.36	Registration Rights and Lock-Up Agreement, dated November 12, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership and the Holders named therein.(4)
10.37	Third Amended and Restated Partnership Agreement of One Embarcadero Center Venture, dated as of November 12, 1998, by and between Boston Properties LLC, as managing general partner, BP EC1 Holdings LLC, as non-managing general partner, and PIC Realty Corporation, as non-managing general partner.(4)

10.38	Third Amended and Restated Partnership Agreement of Embarcadero Center Associates, dated as of November 12, 1998, by and between BP LLC, as managing general partner, BP EC2 Holdings LLC, as non-managing general partner, and PIC Realty Corporation, as non- managing general partner.(4)
10.39	Second Amended and Restated Partnership Agreement of Three Embarcadero Center Venture, dated as of November 12, 1998, by and between Boston Properties LLC, as managing general partner, BP EC3 Holdings LLC, as non-managing general partner, and The Prudential Insurance Company of America, as non-managing general partner.(4)
10.40	Second Amended and Restated Partnership Agreement of Four Embarcadero Center Venture, dated as of November 12, 1998, by and between Boston Properties LLC, as managing general partner, BP EC4 Holdings LLC, as non-managing general partner, and The Prudential Insurance Company of America, as non-managing general partner.(4)
10.41	Note Purchase Agreement, dated as of November 12, 1998, by and between Prudential Realty Securities, Inc. and One Embarcadero Center Venture.(4)
10.42	Note Purchase Agreement, dated as of November 12, 1998, by and between Prudential Realty Securities, Inc. and Embarcadero Center Associates.(4)
10.43	Note Purchase Agreement, dated November 12, 1998, by and between Prudential Realty Securities, Inc. and Three Embarcadero Center Venture.(4)
10.44	Note Purchase Agreement, dated November 12, 1998, by and between Prudential Realty Securities, Inc. and Four Embarcadero Center Venture.(4)
10.45	Redemption Agreement, dated as of November 12, 1998, by and among One Embarcadero Center Venture, Boston Properties LLC, BP EC1 Holdings LLC and PIC Realty Corporation.(4)
10.46	Redemption Agreement, dated as of November 12, 1998, by and among Embarcadero Center Associates, Boston Properties LLC, BP EC2 Holdings LLC and PIC Realty Corporation.(4)
10.47	Redemption Agreement, dated as of November 12, 1998, by and among Three Embarcadero Center Venture, Boston Properties LLC, BP EC3 Holdings LLC and The Prudential Insurance Company of America.(4)
10.48	Redemption Agreement, dated as on November 12, 1998, by and among Four Embarcadero Center Venture, Boston Properties LLC, BP EC4 Holdings LLC and The Prudential Insurance Company of America.(4)
10.49	Option and Put Agreement, dated as of November 12, 1998, by and between One Embarcadero Center Venture and The Prudential Insurance Company of America.(4)
10.50	Option and Put Agreement, dated as of November 12, 1998, by and between Embarcadero Center Associates and The Prudential Insurance Company of America.(4)
10.51	Option and Put Agreement, dated as of November 12, 1998, by and between Three Embarcadero Center Venture and The Prudential Insurance Company of America.(4)
10.52	Option and Put Agreement, dated as of November 12, 1998, by and between Four Embarcadero Center Venture and The Prudential Insurance Company of America.(4)
10.53	Stock Purchase Agreement, dated as of September 28, 1998, by and between Boston Properties, Inc. and The Prudential Insurance Company of America.(4)
10.54	Master Agreement by and between New York State Common Retirement Fund and Boston Properties Limited Partnership, dated as of May 12, 2000.(7)
10.55	Contract of Sale, dated as of February 6, 2001, by and between Dai- Ichi Life Investment Properties, Inc., as seller, and Skyline Holdings LLC, as purchaser.(8)
10.56	Agreement to Enter into Assignment and Assumption of Unit Two Contract of Sale, dated as of February 6, 2001, by and between Dai-Ichi Life Investment Properties, Inc., as assignor, and Skyline Holdings II LLC, as assignee.(8)

10.57	Contract of Sale, dated as of November 22, 2000, by and between Citibank, N.A., as seller, and Dai-Ichi Life Investment Properties, Inc., as purchaser.(8)
10.58	Assignment and Assumption Agreement, dated as of April 25, 2001, by and between Skyline Holdings LLC, as assignor, and BP/CGCenter I LLC, as assignee.(8)
10.59	Assignment and Assumption Agreement, dated as of April 25, 2001, by and between Skyline Holdings II LLC, as assignor, and BP/CGCenter II LLC, as assignee.(8)
10.60	Assignment and Assumption of Contract of Sale, dated as of April 25, 2001, by and among Dai-Ichi Life Investment Properties, Inc., as assignor, BP/CGCenter II LLC, as assignee, and Citibank, N.A., as seller.(8)
10.61	Amended and Restated Operating Agreement of BP/CGCenter Acquisition Co. LLC, a Delaware limited liability company.(8)
21.1	Schedule of Subsidiaries of Boston Properties, Inc.(1)
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

(1)
Incorporated herein by reference to Boston Properties, Inc.'s Registration Statement on Form S-11. (No. 333-25279)

(2)
Incorporated herein by reference to Boston Properties, Inc.'s Current Report on Form 8-K filed on July 15, 1998.

(3)
Incorporated herein by reference to Boston Properties, Inc.'s Current Report on Form 8-K filed on July 17, 1998.

(4)
Incorporated herein by reference to Boston Properties, Inc.'s Current Report on Form 8-K filed on November 25, 1998.

(5)
Incorporated herein by reference to Boston Properties, Inc.'s Annual Report on Form 10-K filed on March 24, 2000.

(6)
Incorporated herein by reference to Boston Properties, Inc.'s Quarterly Report on Form 10-Q filed on May 15, 2000.

(7)
Incorporated herein by reference to Boston Properties, Inc.'s Annual Report on Form 10-K filed on March 30, 2001.

(8)
Incorporated herein by reference to Boston Properties, Inc.'s Current Report on Form 8-K filed on May 10, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Boston Properties, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 1, 2002	Boston Properties, Inc.
By: /s/ DOUGLAS T. LINDE Douglas T. Linde Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 1, 2002	By: /s/ MORTIMER B. ZUCKERMAN Mortimer B. Zuckerman Chairman of the Board of Directors
By: /s/ EDWARD H. LINDE Edward H. Linde President and Chief Executive Officer
By: /s/ DOUGLAS T. LINDE Douglas T. Linde Chief Financial Officer
By: /s/ ALAN J. PATRICOF Alan J. Patricof Director
By: /s/ IVAN G. SEIDENBERG Ivan G. Seidenberg Director
By: /s/ MARTIN TURCHIN Martin Turchin Director
By: /s/ ALAN B. LANDIS Alan B. Landis Director
By: /s/ RICHARD E. SALOMON Richard E. Salomon Director

BOSTON PROPERTIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

All other schedules for which a provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Boston Properties, Inc.:

        In our opinion, the accompanying consolidated financial statements and the financial statement schedule listed in the accompanying index present fairly, in all material respects, the financial position of Boston Properties, Inc. (the "Company") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedule, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 19 to the consolidated financial statements, the Company, on January 1, 2001, adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 25, 2002

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2001	December 31, 2000
	(In Thousands, Except for Share Amounts)
ASSETS
Real estate:	$7,457,906	$6,112,779
Less: accumulated depreciation	(719,854)	(586,719)

Total real estate	6,738,052	5,526,060
Cash and cash equivalents	98,067	280,957
Escrows	23,000	85,561
Investments in securities	4,297	7,012
Tenant and other receivables (net of allowance for doubtful accounts of $2,394 and $2,112, respectively)	43,546	26,852
Accrued rental income (net of allowance of $3,300 and $3,300, respectively)	119,494	91,684
Deferred charges, net	107,573	77,319
Prepaid expenses and other assets	20,996	41,154
Investments in unconsolidated joint ventures	98,485	89,871

Total assets	$7,253,510	$6,226,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage notes and bonds payable	$4,314,942	$3,414,891
Accounts payable and accrued expenses	81,108	57,338
Dividends and distributions payable	79,561	71,274
Interest rate contracts	11,147	—
Accrued interest payable	9,080	5,599
Other liabilities	58,859	51,926

Total liabilities	4,554,697	3,601,028

Commitments and contingencies	—	—

Minority interests	844,740	877,715

Series A Convertible Redeemable Preferred Stock, liquidation preference $50.00 per share, 2,000,000 shares issued and outstanding	100,000	100,000

Stockholders' equity:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 90,780,591 and 86,630,089 issued and outstanding in 2001 and 2000, respectively	908	866
Additional paid-in capital	1,789,521	1,673,349
Dividends in excess of earnings	(17,669)	(13,895)
Treasury common stock, at cost	(2,722)	—
Unearned compensation	(2,097)	(848)
Accumulated other comprehensive loss	(13,868)	(11,745)

Total stockholders' equity	1,754,073	1,647,727

Total liabilities and stockholders' equity	$7,253,510	$6,226,470

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2001	2000	1999
	(In Thousands, Except for Per Share Amounts)
Revenue
Rental:
Base rent	$847,726	$715,358	$646,924
Recoveries from tenants	107,883	92,692	72,742
Parking and other	52,001	50,892	45,751

Total rental revenue	1,007,610	858,942	765,417
Development and management services	13,190	11,837	14,708
Interest and other	12,178	8,574	6,439

Total revenue	1,032,978	879,353	786,564

Expenses
Operating	312,294	264,701	249,268
General and administrative	38,312	35,659	29,455
Interest	223,389	217,064	205,410
Depreciation and amortization	150,163	133,150	120,059
Loss on investments in securities	6,500	—	—

Total expenses	730,658	650,574	604,192

Income before net derivative losses, minority interests and income from unconsolidated joint ventures	302,320	228,779	182,372
Net derivative losses	(26,488)	—	—
Minority interest in property partnerships	1,085	(932)	(4,614)
Income from unconsolidated joint ventures	4,186	1,758	468

Income before minority interest in Operating Partnership	281,103	229,605	178,226
Minority interest in Operating Partnership	(75,393)	(76,039)	(64,917)

Income before gain (loss) on sale of real estate	205,710	153,566	113,309
Gain (loss) on sale of real estate, net of minority interest	9,089	(234)	6,467

Income before extraordinary items	214,799	153,332	119,776
Extraordinary loss, net of minority interest	—	(334)	—

Income before cumulative effect of a change in accounting principle	214,799	152,998	119,776
Cumulative effect of a change in accounting principle, net of minority interest	(6,767)	—	—

Net income before preferred dividend	208,032	152,998	119,776
Preferred dividend	(6,592)	(6,572)	(5,829)

Net income available to common shareholders	$201,440	$146,426	$113,947

Basic earnings per share:
Income before extraordinary item and cumulative effect of a change in accounting principle	$2.31	$2.05	$1.72
Extraordinary loss, net of minority interest	—	—	—
Cumulative effect of a change in accounting principle, net of minority interest	(0.07)	—	—

Net income available to common shareholders	$2.24	$2.05	$1.72

Weighted average number of common shares outstanding	90,002	71,424	66,235

Diluted earnings per share:
Income before extraordinary item and cumulative effect of a change in accounting principle	$2.26	$2.01	$1.71
Extraordinary loss, net of minority interest	—	—	—
Cumulative effect of a change in accounting principle, net of minority interest	(0.07)	—	—

Net income available to common shareholders	$2.19	$2.01	$1.71

Weighted average number of common and common equivalent shares outstanding	92,200	72,741	66,776

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands)

	Common Stock
			Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at Cost	Unearned Compensation	Accumulated Other Comprehensive Loss
	Shares	Amount						Total
Stockholders' Equity, December 31, 1998	63,528	$635	$955,711	$(7,865)				$948,481
Sale of Common Stock net of offering costs	4,000	40	140,648					140,688
Unregistered Common Stock issued	343	4	12,321					12,325
Conversion of operating partnership units to Common Stock	10	—	260					260
Allocation of minority interest			(41,965)					(41,965)
Net income for the year				113,947				113,947
Dividends declared				(116,975)				(116,975)
Shares issued pursuant to stock purchase plan	5	—	181					181
Stock options exercised	24	—	622					622

Stockholders' Equity, December 31, 1999	67,910	679	1,067,778	(10,893)				1,057,564
Sale of Common Stock net of offering costs	17,110	171	633,591					633,762
Unregistered Common Stock issued	439	4	18,156					18,160
Conversion of operating partnership units to Common Stock	614	6	20,239					20,245
Allocation of minority interest			(85,809)					(85,809)
Net income for the year				146,426				146,426
Dividends declared				(149,428)				(149,428)
Shares issued pursuant to stock purchase plan	11	—	374					374
Stock options exercised	511	5	17,961					17,966
Issuance of restricted stock	35	1	1,059			$(1,060)		—
Amortization of restricted stock award						212		212
Unrealized holding losses							$(11,745)	(11,745)

Stockholders' Equity, December 31, 2000	86,630	866	1,673,349	(13,895)		(848)	(11,745)	1,647,727
Conversion of operating partnership units to Common Stock	3,765	38	149,588					149,626
Allocation of minority interest			(47,852)					(47,852)
Net income for the year				201,440				201,440
Dividends declared				(205,214)				(205,214)
Shares issued pursuant to stock purchase plan	8	—	213					213
Stock options exercised	412	4	12,396					12,400
Treasury stock, at cost	(79)				$(2,722)			(2,722)
Issuance of restricted stock	45		1,827			(1,827)		—
Amortization of restricted stock award						578		578
Other comprehensive losses, net							(2,123)	(2,123)

Stockholders' Equity, December 31, 2001	90,781	$908	$1,789,521	$(17,669)	$(2,722)	$(2,097)	$(13,868)	$1,754,073

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2001	2000	1999
	(In Thousands)
Net income available to common shareholders	$201,440	$146,426	$113,947
Other comprehensive loss:
Realized loss on investments in securities included in net income available to common shareholders	6,500	—	—
Unrealized gains (losses) on investments in securities:
Unrealized holding losses arising during the period	(1,608)	(11,745)	—
Less: reclassification adjustment for the cumulative effect of a change in accounting principle included in net income available to common shareholders	6,853	—	—
Unrealized derivative losses:
Transition adjustment of interest rate contracts	(11,414)	—	—
Effective portion of interest rate contracts	(2,454)	—	—

Other comprehensive loss	(2,123)	(11,745)	—

Comprehensive income	$199,317	$134,681	$113,947

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2001	2000	1999
	(In Thousands)
Cash flows from operating activities:
Net income before preferred dividend	$208,032	$152,998	$119,776
Adjustments to reconcile net income before preferred dividend to net cash provided by operating activities:
Depreciation and amortization	150,163	133,150	120,059
Non-cash portion of interest expense	3,937	3,693	2,364
Non-cash compensation expense	578	2,170	—
Loss on investments in securities	6,500	—	—
Non-cash portion of derivative losses	(2,473)	—	—
Minority interest in property partnerships	(1,085)	932	4,614
Earnings in excess of distributions from unconsolidated joint ventures	(1,451)	90	504
Minority interest in Operating Partnership	75,878	75,860	67,186
Loss (gain) on sales of real estate	(11,239)	314	(8,736)
Extraordinary loss	—	433	—
Cumulative effect of a change in accounting principle	8,432	—	—
Change in assets and liabilities:
Escrows	4,951	12,303	(21,240)
Tenant and other receivables, net	(16,694)	1,407	12,571
Accrued rental income, net	(27,961)	(14,509)	(17,977)
Prepaid expenses and other assets	10,154	(2,792)	(14,040)
Accounts payable and accrued expenses	29,265	(14,300)	19,264
Interest rate contracts	(2,541)	—	—
Accrued interest payable	3,481	(2,887)	1,179
Other liabilities	8,580	1,644	15,832
Tenant leasing costs	(27,104)	(21,032)	(11,329)

Total adjustments	211,371	176,476	170,251

Net cash provided by operating activities	419,403	329,474	290,027

Cash flows from investing activities:
Acquisitions/additions to real estate	(1,322,565)	(615,006)	(657,922)
Investments in unconsolidated joint ventures	(7,163)	(16,582)	9,765
Net proceeds from the sales of real estate	26,106	70,712	13,103
Investments in securities	—	(2,297)	(6,500)

Net cash used in investing activities	(1,303,622)	(563,173)	(641,554)

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2001	2000	1999
	(In Thousands)
Cash flows from financing activities:
Net proceeds from the issuance of common stock	—	633,762	240,688
Borrowings on unsecured line of credit	111,200	184,000	696,000
Repayments of unsecured line of credit	(111,200)	(550,000)	(345,000)
Repayments of mortgage notes	(229,021)	(525,241)	(33,362)
Proceeds from mortgage notes	1,128,534	976,390	307,525
Bonds payable proceeds released from escrow	57,610	—	—
Repayments of notes payable	—	—	(328,143)
Dividends and distributions	(276,538)	(209,723)	(181,493)
Proceeds from stock transactions	12,665	16,382	803
Purchase of treasury common stock	(2,722)	—	—
Net contributions from minority interest holder	37,539	—	—
Deferred financing costs	(26,738)	(22,949)	(5,622)

Net cash provided by financing activities	701,329	502,621	351,396

Net increase (decrease) in cash and cash equivalents	(182,890)	268,922	(131)
Cash and cash equivalents, beginning of period	280,957	12,035	12,166

Cash and cash equivalents, end of period	$98,067	$280,957	$12,035

Supplemental disclosures:
Cash paid for interest	$275,263	$253,971	$218,820

Interest capitalized	$59,292	$37,713	$16,953

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$5,547	$4,858	$606

Mortgage notes payable assumed in connection with the acquisition of real estate	$—	$117,831	$28,331

Mortgage notes payable assigned in connection with the sale of real estate	$—	$166,547	$—

Bonds payable proceeds escrowed	$—	$57,610	$—

Issuance of minority interest in connection with the acquisition of real estate	$—	$44,712	$2,063

Dividends and distributions declared but not paid	$79,561	$71,274	$50,114

Notes receivable assigned in connection with an acquisition	$—	$—	$420,143

Notes payable assigned in connection with an acquisition	$—	$—	$92,000

Common stock issued in connection with an acquisition of real estate	$—	$2,660	$825

Common stock issued in connection with an acquisition of minority interest	$—	$15,500	$11,500

Conversions of Minority Interest to Stockholders' Equity	$119,604	$20,245	$260

Basis adjustment in connection with conversions of Minority Interest to Stockholders' Equity	$33,927	$—	$—

Real estate contributed to joint ventures	$—	$36,999	$—

Issuance of restricted shares to employees	$1,827	$1,060	$—

Unrealized loss related to investments in securities	$1,608	$11,745	$—

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Amounts)

1.    Organization and Basis of Presentation

Organization

        Boston Properties, Inc. (the "Company"), a Delaware corporation, is a self-administered and self-managed real estate investment trust ("REIT"). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership (the "Operating Partnership") and at December 31, 2001, owned an approximate 75.0% general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as "common units of partnership interest" (also referred to as "OP Units") or "preferred units of partnership interest" (also referred to as "Preferred Units"). All references to OP Units and Preferred Units exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company ("Common Stock"), except that the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. Each series of Preferred Units bears a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.

        All references to the Company hereafter refer to Boston Properties, Inc. and its subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

Properties

        At December 31, 2001, the Company owned a portfolio of 147 commercial real estate properties (145 properties at December 31, 2000) (the "Properties") aggregating more than 40.7 million net rentable square feet (including 12 properties under construction totaling approximately 4.9 million net rentable square feet). The Properties consist of 139 office properties, including 107 Class A office properties and 32 Office/Technical properties; five industrial properties; three hotels; and structured parking for 17,645 vehicles containing approximately 6.0 million square feet. In addition, the Company owns or controls 44 parcels of land totaling 568.6 acres (which will support approximately 9.7 million net rentable square feet of development). The Company considers Class A office properties to be centrally located buildings that are professionally managed and maintained, that attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings. The Company considers Office/Technical properties to be properties that support office, research and development and other technical uses.

Basis of Presentation

        The consolidated financial statements of the Company include all the accounts of the Company, its majority-owned Operating Partnership, and subsidiaries. All significant intercompany balances and transactions have been eliminated.

2.    Summary of Significant Accounting Policies

Real Estate

        Real estate is stated at depreciated cost. The Company periodically reviews its properties to determine if their carrying amounts will be recovered from future operating cash flows. If the Company determines that an impairment has occurred, those assets shall be reduced to fair value. No such impairment losses have been recognized to date.

        The cost of buildings and improvements include the purchase price of property, legal fees and acquisition costs.

        The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. Interest costs capitalized for the years ended December 31, 2001, 2000 and 1999 were $59.3 million, $37.7 million and $17.0 million, respectively. Salaries and related costs capitalized for the years ended December 31, 2001, 2000 and 1999 were $6.5 million, $5.0 million and $3.2 million, respectively.

        The acquisitions of minority interests for shares of the Company's Common Stock are recorded under the purchase method with assets acquired reflected at the fair market value of the Company's Common Stock on the date of acquisition. The acquisition amounts are allocated to real estate based on their estimated fair values.

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

Escrows

        Escrows include amounts established pursuant to various agreements for security deposits, property taxes, insurance and other costs. At December 31, 2000, proceeds of $57.6 million from the permanent financing of a development property had been deposited into an escrow account and recorded in mortgage notes and bonds payable until the completion of construction on the development property, at which time the construction loan was repaid and the proceeds were made available to the Company.

Investments in Securities

        The Company accounts for investments in securities of publicly traded companies in accordance with Statement of Financial Accounting Standard ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Investments" and has classified the securities as available-for-sale. Investments in securities of non-publicly traded companies are recorded at cost, as they are not considered marketable under SFAS 115. During the year ended December 31, 2001, the Company realized a loss totaling $6.5 million related to the write-down of securities of two publicly traded telecommunications companies. The Company determined that the decline in the fair value of these securities was other than temporary as defined by SFAS No. 115. As of December 31, 2000, the fair value of the investments in common stocks and warrants was approximately $7.0 million and the gross unrealized holding loss of approximately $11.7 million was included in accumulated other comprehensive loss on the consolidated balance sheets.

Deferred Charges

        Deferred charges include leasing costs and financing fees. Fees and costs incurred in the successful negotiation of leases, including brokerage, legal, leasing employee salaries and other costs have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Fees and costs incurred to obtain long-term financing have been deferred and are being amortized over the terms of the respective loans on a basis that approximates the effective interest method and are included with interest expense. Unamortized financing and leasing costs are charged to expense upon the early repayment of financing or upon the early termination of the lease. Fully amortized deferred charges are removed from the books upon the expiration of the lease or maturity of the debt.

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

Dividends

        Earnings and profits, which determine the taxability of dividends to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes primarily in the estimated useful lives used to compute depreciation. Dividends declared represented 100% ordinary income for federal income tax purposes for the years ended December 31, 2001, 2000 and 1999.

Revenue Recognition

        Base rental revenue is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenue by $28.0 million, $13.1 million and $17.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. Accrued rental income represents rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements, net of an allowance for doubtful accounts.

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

        The Company recognizes gains from sales of real estate at the time of sale using the full accrual method, provided that various criteria related to the terms of the transactions and any subsequent involvement by us with the properties sold are met. If the criteria are not met, the Company defers the gains and recognizes them when the criteria are met or using the installment or cost recovery methods, as appropriate under the circumstances.

Interest Expense and Interest Rate Protection Agreements

        Interest expense on fixed rate debt with predetermined periodic rate increases is computed using the effective interest method over the terms of the respective loans.

        The Company has entered into certain interest rate protection agreements to reduce the impact of changes in interest rates on its variable rate debt. The fair value of these agreements is reflected on the Consolidated Balance Sheets. Changes in the fair value of these agreements are recorded in the

Consolidated Statements of Operations to the extent the agreements are not effective for accounting purposes.

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

Income Taxes

        The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1997. As a result, the Company generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. The Company's policy is to distribute 100% of its taxable income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

        To assist the Company in maintaining its status as a REIT, the Company leases its three in-service hotel properties, pursuant to leases with a participation in the gross receipts of such hotel properties, to a lessee ("ZL Hotel LLC") in which Messrs. Zuckerman and Linde, the Chairman of the Board and Chief Executive Officer, respectively, are the sole member-managers. Marriott International, Inc. manages these hotel properties under the Marriott® name pursuant to management agreements with the lessee. Rental revenue from these leases totaled approximately $31.3 million, $38.1 million and $32.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        The net difference between the tax basis and the reported amounts of the Company's assets and liabilities is approximately $1.2 billion as of December 31, 2001 and 2000.

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

Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include such items as depreciation and allowances for doubtful accounts. Actual results could differ from those estimates.

3.    Real Estate

        Real estate consisted of the following at December 31:

	2001	2000
Land	$1,194,050	$965,140
Land held for future development	182,672	107,005
Buildings and improvements	4,640,684	3,939,857
Tenant improvements	264,658	225,305
Furniture, fixtures and equipment	66,540	57,994
Development in process	1,109,302	817,478

Total	7,457,906	6,112,779
Less: Accumulated depreciation	(719,854)	(586,719)

	$6,738,052	$5,526,060

4.    Deferred Charges

        Deferred charges consisted of the following at December 31:

	2001	2000
Leasing costs	$114,811	$88,681
Financing costs	74,394	51,453

	189,205	140,134
Less: Accumulated amortization	(81,632)	(62,815)

	$107,573	$77,319

5.    Investments in Unconsolidated Joint Ventures

        The investments in unconsolidated joint ventures consists of the following:

Entity	Property		Location	% Ownership
One Freedom Square LLC	One Freedom Square		Reston, VA	25	%(1)
Square 407 LP	Market Square North		Washington, D.C.	50%
The Metropolitan Square Associates LLC	Metropolitan Square		Washington, D.C.	51%
BP 140 Kendrick Street LLC	140 Kendrick Street		Needham, MA	25	%(1)
BP/CRF 265 Franklin Street Holdings LLC	265 Franklin Street		Boston, MA	35%
Discovery Square LLC	Discovery Square	(2)	Reston, VA	50%
BP/CRF 901 New York Avenue LLC	901 New York Avenue	(3)	Washington, D.C.	25	%(1)
Two Freedom Square LLC	Two Freedom Square	(2)	Reston, VA	50%

(1)
Ownership can increase based on certain return hurdles

(2)
Property is currently under development

(3)
Land held for development

        The combined summarized financial information of the unconsolidated joint ventures is as follows:

	December 31,
Balance Sheets
	2001	2000
Real estate and development in process, net	$720,568	$640,688
Other assets	40,670	30,919

Total assets	$761,238	$671,607

Mortgage and construction loans payable	$507,865	$446,520
Other liabilities	16,497	10,904
Partners' equity	236,876	214,183

Total liabilities and partners' equity	$761,238	$671,607

Company's share of equity	$98,485	$89,871

	Year Ended December 31,
Statements of Operations
	2001	2000	1999
Total revenue	$80,813	$42,754	$12,836
Expenses
Operating	23,024	12,479	3,298
Interest	32,434	17,697	3,777
Depreciation and amortization	13,557	7,802	3,308

Total expenses	69,015	37,978	10,383

Net income	$11,798	$4,776	$2,453

Company's share of net income	$4,186	$1,758	$468

6.    Mortgage Notes and Bonds Payable

        The Company had outstanding mortgage notes and bonds payable totaling $4.3 billion and $3.4 billion as of December 31, 2001 and 2000, respectively, each collateralized by one or more buildings and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through August 1, 2021.

        Fixed rate mortgage notes and bonds payable totaled approximately $3.4 billion and $3.0 billion at December 31, 2001 and 2000, respectively, with interest rates ranging from 6.40% to 9.65% (averaging 7.27% and 7.21% at December 31, 2001 and 2000, respectively).

        Variable rate mortgage notes payable (including construction loans payable) totaled approximately $866.0 million and $404.1 million at December 31, 2001 and 2000, respectively, with interest rates ranging from 1.60% above the London Interbank Offered Rate ("LIBOR") (1.87% and 6.57% at December 31, 2001 and 2000, respectively) to 2.00% above LIBOR.

        At December 31, 2001, the Company was a party to hedge contracts totaling $150.0 million. The hedging agreements provide for a fixed interest rate when LIBOR is less than 5.76% and when LIBOR is between 6.35% and 7.45% and between 7.51% and 9.00% for terms ranging from three to five years per the individual hedging agreements.

        Mortgage notes payable aggregating approximately $115.1 million and $190.5 million at December 31, 2001 and 2000, respectively, are subject to periodic scheduled interest rate increases. Interest expense for these mortgage notes payable is computed using the effective interest method. Mortgage notes payable aggregating approximately $220.7 million and $224.8 million at December 31, 2001 and 2000, respectively, have been accounted for at their fair value on the date the mortgage loans were assumed. The impact of using these accounting methods decreased interest expense by $1.7 million, $3.6 million and $4.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. The cumulative liability related to these accounting methods was $7.9 million and $9.6 million at December 31, 2001 and 2000, respectively, and is included in mortgage notes and bonds payable.

        Combined aggregate principal payments of mortgage notes and bonds payable at December 31, 2001 are as follows:

(In Thousands)
2002	$282,139
2003	809,695
2004	306,567
2005	277,880
2006	284,516
Thereafter	2,354,145

7.    Unsecured Line of Credit

        As of December 31, 2001, the Company had an agreement for a $605.0 million unsecured revolving credit facility (the "Unsecured Line of Credit") maturing in March 2003. Outstanding balances under the Unsecured Line of Credit currently bear interest at a floating rate based on an increase over Eurodollar from 105 to 170 basis points or an increase over the lender's prime rate from zero to 75 basis points, depending upon the Company's applicable leverage ratio. The Unsecured Line of Credit requires payments of interest only.

        There were no outstanding balances on the Unsecured Line of Credit at December 31, 2001 and 2000. The weighted-average balance outstanding was approximately $11.3 million and $233.1 million during the year ended December 31, 2001 and 2000, respectively. The weighted-average interest rate on amounts outstanding was approximately 5.49% and 7.65% during the year ended December 31, 2001 and 2000, respectively.

        The Company's ability to borrow under the Unsecured Line of Credit is subject to the Company's ongoing compliance with a number of financial and other covenants, including, but not limited to, maintaining a certain ratio of secured indebtedness to total asset value, as defined.

8.    Commitments and Contingencies

Concentrations of Credit Risk

        Management of the Company performs ongoing credit evaluations of tenants and may require tenants to provide some form of credit support such as corporate guarantees and/or other financial guarantees. Although the Company's properties are geographically diverse and the tenants operate in a variety of industries, to the extent the Company has a significant concentration of rental revenue from any single tenant, the inability of that tenant to make its lease payments could have an adverse effect on the Company.

Legal Matters

        The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Environmental Matters

        It is the Company's policy to retain independent environmental consultants to conduct or update Phase I environmental assessments (which generally do not involve invasive techniques such as soil or ground water sampling) and asbestos surveys with respect to its properties. These pre-purchase environmental assessments have not revealed environmental conditions that the Company believes will have a material adverse effect on its business, assets or results of operations, and the Company is not otherwise aware of environmental conditions with respect to its properties which it believes would have such a material adverse effect. However, from time to time pre-existing environmental conditions at its properties have required environmental testing and/or regulatory filings.

        In February 1999, one of the Company's affiliates acquired from Exxon Corporation a property in Massachusetts that was formerly used as a petroleum bulk storage and distribution facility and was known by the state regulatory authority to contain soil and groundwater contamination. The Company recently completed development of an office park on the property. The Company's affiliate engaged a specially licensed environmental consultant to oversee the management of contaminated soil and groundwater that was disturbed in the course of construction. Pursuant to the property acquisition agreement, Exxon agreed to (1) bear the liability arising from releases or discharges of oil and hazardous substances which occurred at the site prior to the Company's ownership, (2) continue remediating such releases and discharges as necessary and appropriate to comply with applicable requirements, and (3) indemnify the Company's affiliate for certain losses arising from preexisting site conditions. Any indemnity claim may be subject to various defenses.

        Environmental investigations at two of the Company's properties in Massachusetts have identified groundwater contamination migrating from off-site source properties. In both cases the Company engaged a specially licensed environmental consultant to perform the necessary investigations and assessments and to prepare submittals to the state regulatory authority, including Downgradient Property Status Opinions. These Opinions concluded that the properties qualify for Downgradient Property Status under the state regulatory program, which eliminates certain deadlines for conducting response actions at a site. The Company also believes that these properties qualify for liability relief under certain statutory amendments regarding upgradient releases. Although the Company believes that the current or former owners of the upgradient source properties may ultimately be responsible for some or all of the costs of addressing the identified groundwater contamination, the Company will take necessary further response actions (if any are required). No such additional response actions are anticipated at this time.

        One of the Company's affiliates recently acquired a property in Massachusetts where historic groundwater contamination was identified prior to acquisition. The Company engaged a specially licensed environmental consultant to perform investigations and to prepare necessary submittals to the state regulatory authority. The environmental consultant has concluded that (1) certain identified groundwater contaminants are migrating to the subject property from an off-site source property and (2) certain other detected contaminants are likely related to a historic release on the subject property. The consultant has recommended filing a Downgradient Property Status Opinion (described above) with respect to contamination migrating from off-site and conducting additional investigations, including the installation of off-site monitoring wells, to determine the nature and extent of contamination potentially associated with the historic use of the subject property. The Company's affiliate has authorized such additional investigations and will take necessary further response actions (if any are required).

        Some of the Company's properties and certain properties owned by its affiliates are located in urban, industrial and other previously developed areas where fill or current or historical uses of the areas have caused site contamination. Accordingly, it is sometimes necessary to institute special soil and/or groundwater handling procedures in connection with construction and other property operations in order to achieve regulatory closure and ensure that contaminated materials are addressed in an appropriate manner. In these situations it is the Company's practice to investigate the nature and extent of detected contamination and estimate the costs of required response actions and special handling procedures. The Company then uses this information as part of its decision-making process with respect to the acquisition and/or development of the property. For example, the Company recently acquired a parcel in Massachusetts, formerly used as a quarry/asphalt batching facility, which it may develop in the future. Pre-purchase testing indicated that the site contains relatively low levels of certain contaminants. The Company anticipates that this contamination will be addressed in concert with future construction activities. When appropriate, the Company expects to file a plan detailing such activities with the state regulatory authority and to submit it for public review and comment pursuant to the state regulatory authority's public information process.

        The Company expects that resolution of the environmental matters relating to the above will not have a material impact on its financial position, results of operations or liquidity.

Development

        The Company has twelve properties currently under construction. Commitments to complete these projects totaled approximately $672.3 million and $677.7 million at December 31, 2001 and 2000, respectively. Of the remaining commitment, $657.0 of the costs will be covered under its existing construction loans.

Sale of Property

        The Operating Partnership Agreement provides that, until June 23, 2007, the Operating Partnership may not sell or otherwise transfer four designated properties in a taxable transaction without the prior written consent of the Chairman and Chief Executive Officer. In connection with the acquisition or contribution of 32 other Properties, the Company entered into similar agreements for the benefit of the selling or contributing parties which specifically state the Company will not sell or otherwise transfer the Properties in a taxable transaction until specified dates ranging from June 2002 to April 2016. The Operating Partnership is not required to obtain the consent from a party protected thereby if such party does not continue to hold at least a specified percentage of such party's OP Units issued in connection with such acquisition or contribution.

9.    Minority Interests

        Minority interests relate to the interest in the Operating Partnership not owned by the Company and interests in property partnerships not owned by the Company. As of December 31, 2001, the minority interest in the Operating Partnership consisted of 20,212,776 OP Units and 9,346,033 Preferred Units held by parties other than the Company.

        On April 25, 2001, the Company acquired Citigroup Center through a venture with a private real estate investment company. This venture is consolidated with the financial results of the Company because the Company exercises control over the entity that owns the property. The equity interest in the venture that is not owned by the Company, totaling approximately $34.4 million at December 31, 2001, is included in Minority Interests on the accompanying Consolidated Balance Sheet. The minority interest holder's share of income for Citigroup Center is reflective of the Company's preferential return on and of its capital.

        The Preferred Units at December 31, 2001 consist of 2,486,026 Series One Preferred Units of limited partnership in the Operating Partnership (the "Series One Preferred Units"), which bear a preferred distribution of 7.25% per annum on a liquidation preference of $34.00 per unit and are convertible into OP Units at a rate of $38.25 per Preferred Unit; 6,213,131 Series Two and Three Preferred Units of limited partnership in the Operating Partnership (the "Series Two and Three Preferred Units"), which bear a preferred distribution at an increasing rate, ranging from 5.00% to

7.00% per annum on a liquidation preference of $50.00 per unit and will be convertible into OP Units after December 31, 2002 at a rate of $38.10 per Preferred Unit; and 650,876 Series Z Preferred Units, which bear distributions at a rate ranging from zero to the distribution rate of an OP Unit, with a liquidation preference of $37.25 per unit and are convertible into OP Units at a rate equal to the greater of (1) one-for-one or (2) $37.25 divided by the fair market value of an OP Unit on the earlier of (1) the date of each such conversion or (2) the date on which the Company registers the Common Stock that may be issued in exchange for any OP Units issued upon such conversion. Distributions to holders of Preferred Units are recognized on a straight-line basis that approximates the effective interest method.

10.    Redeemable Preferred Stock and Stockholders' Equity

        As of December 31, 2001, the Company had 90,780,591 shares of Common Stock and 2,000,000 shares of Series A Convertible Redeemable Preferred Stock (the "Preferred Stock") outstanding. The Preferred Stock bears a preferred dividend at an increasing rate, ranging from 5.00% to 7.00% per annum on a liquidation preference of $50.00 per share and will be convertible into Common Stock after December 31, 2002 at a rate of $38.10 per share. The preferred dividend is recognized on a straight-line basis that approximates the effective interest method. These shares of Preferred Stock are not classified as equity in certain instances as they are convertible into shares of Common Stock at the election of the holder after December 31, 2002 or are redeemable for cash at the election of the holder in six annual tranches commencing on May 12, 2009.

        On September 14, 2001, the Board of Directors of the Company authorized a stock repurchase program under which the Company is permitted to purchase up to $100 million of the Company's outstanding Common Stock. As of December 31, 2001, the Company had repurchased 78,900 shares of Common Stock for an aggregate cost of approximately $2.7 million.

11.    Future Minimum Rents

        The Properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2002 to 2029. The future minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of December 31, 2001, under non-cancelable operating leases (including leases for properties under development), which expire on various dates through 2029, are as follows:

Years Ending December 31,	(In Thousands)
2002	$923,444
2003	943,470
2004	922,796
2005	845,119
2006	747,480
Thereafter	4,863,705

        The geographic concentration of the future minimum lease payments to be received is detailed as follows:

Location	(In Thousands)
Midtown Manhattan	$4,739,448
Greater Washington, D.C.	1,657,972
Greater Boston	1,598,361
Greater San Francisco	900,526
New Jersey and Pennsylvania	349,707

        No one tenant represented more than 10.0% of the Company's total rental revenue for the years ended December 31, 2001, 2000 and 1999.

12.    Segment Reporting

        The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which classifies its operations by both geographic area and property type. The Company's reportable segments by geographic area are: Greater Boston, Greater Washington, D.C., Midtown Manhattan, Greater San Francisco, and New Jersey and Pennsylvania. Segments by property type include: Class A Office, Office/Technical, Industrial and Hotel.

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

12.    Segment Reporting (Continued)

        Information by Geographic Area and Property Type:
For the year ended December 31, 2001:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey and Pennsylvania	Total
Rental Revenue:
Class A	$220,126	$223,865	$222,490	$213,378	$62,357	$942,216
Office/Technical	7,837	19,152	—	2,019	—	29,008
Industrial	1,199	677	—	1,456	724	4,056
Hotels	32,330	—	—	—	—	32,330

Total	261,492	243,694	222,490	216,853	63,081	1,007,610
% of Grand Totals	25.95%	24.19%	22.08%	21.52%	6.26%	100.00%
Rental Expenses:
Class A	76,472	58,164	70,360	74,358	20,493	299,847
Office/Technical	1,871	3,393	—	354	—	5,618
Industrial	425	260	—	241	122	1,048
Hotels	5,781	—	—	—	—	5,781

Total	84,549	61,817	70,360	74,953	20,615	312,294
% of Grand Totals	27.07%	19.80%	22.53%	24.00%	6.60%	100.00%

Net operating income	$176,943	$181,877	$152,130	$141,900	$42,466	$695,316

% of Grand Totals	25.45%	26.15%	21.88%	20.41%	6.11%	100.00%

        For the year ended December 31, 2000:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey and Pennsylvania	Total
Rental Revenue:
Class A	$190,900	$212,512	$141,400	$182,657	$59,442	$786,911
Office/Technical	5,912	19,846	—	1,851	—	27,609
Industrial	1,921	1,348	—	1,736	714	5,719
Hotels	38,703	—	—	—	—	38,703

Total	237,436	233,706	141,400	186,244	60,156	858,942
% of Grand Totals	27.64%	27.21%	16.46%	21.68%	7.01%	100.00%
Rental Expenses:
Class A	67,704	56,078	47,537	62,940	18,255	252,514
Office/Technical	2,315	3,498	—	334	—	6,147
Industrial	553	452	—	224	117	1,346
Hotels	4,694	—	—	—	—	4,694

Total	75,266	60,028	47,537	63,498	18,372	264,701
% of Grand Totals	28.43%	22.68%	17.96%	23.99%	6.94%	100.00%

Net operating income	$162,170	$173,678	$93,863	$122,746	$41,784	$594,241

% of Grand Totals	27.29%	29.23%	15.79%	20.66%	7.03%	100.00%

        For the year ended December 31, 1999:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey and Pennsylvania	Total
Rental Revenue:
Class A	$162,109	$202,323	$136,814	$158,127	$41,852	$701,225
Office/Technical	5,892	18,727	—	1,672	—	26,291
Industrial	1,671	1,433	—	1,220	675	4,999
Hotels	32,902	—	—	—	—	32,902

Total	202,574	222,483	136,814	161,019	42,527	765,417
% of Grand Totals	26.47%	29.06%	17.87%	21.04%	5.56%	100.00%
Rental Expenses:
Class A	63,493	55,346	46,938	59,076	12,695	237,548
Office/Technical	1,744	3,568	—	381	—	5,693
Industrial	506	450	—	215	83	1,254
Hotels	4,773	—	—	—	—	4,773

Total	70,516	59,364	46,938	59,672	12,778	249,268
% of Grand Totals	28.28%	23.82%	18.83%	23.94%	5.13%	100.00%

Net operating income	$132,058	$163,119	$89,876	$101,347	$29,749	$516,149

% of Grand Totals	25.59%	31.60%	17.41%	19.64%	5.76%	100.00%

        The following is a reconciliation of net operating income to income before net derivative losses, minority interests and income from unconsolidated joint ventures:

	2001	2000	1999
Net operating income	$695,316	$594,241	$516,149
Add:
Development and management services	13,190	11,837	14,708
Interest and other	12,178	8,574	6,439
Less:
General and administrative	38,312	35,659	29,455
Interest expense	223,389	217,064	205,410
Depreciation and amortization	150,163	133,150	120,059
Loss on investments in securities	6,500	—	—

Income before net derivative losses, minority interests and income from unconsolidated joint ventures	$302,320	$228,779	$182,372

13.    Gain on Sale of Real Estate and Extraordinary Items

        The Company realized a gain of $9.1 million (net of minority interest share of $2.1 million) for the year ended December 31, 2001 related to the sales of various properties. The Company realized a loss of $0.2 million (net of minority interest share of $0.1 million) for the year ended December 31, 2000 related to the sales of various properties. The Company realized a gain of $6.5 million (net of minority interest share of $2.2 million) for the year ended December 31, 1999 from the sale of a property.

        The Company incurred an extraordinary loss of $0.3 million (net of minority interest share of $0.1 million) for the year ended December 31, 2000 from the write-off of unamortized deferred financing costs related to the early extinguishment of a mortgage note payable.

14.    Earnings Per Share

        Earnings per share is computed as follows:

	For the Year Ended December 31, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Income available to common stockholders	$201,440	90,002	$2.24
Effect of Dilutive Securities:
Stock Options and other	244	2,198	(.05)

Diluted Earnings Per Share:
Income available to common stockholders	$201,684	92,200	$2.19

	For the Year Ended December 31, 2000
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Income available to common stockholders	$146,426	71,424	$2.05
Effect of Dilutive Securities:
Stock Options and other	—	1,317	(.04)

Diluted Earnings Per Share:
Income available to common stockholders	$146,426	72,741	$2.01

	For the Year Ended December 31, 1999
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Income available to common stockholders	$113,947	66,235	$1.72
Effect of Dilutive Securities:
Stock Options	—	541	(.01)

Diluted Earnings Per Share:
Income available to common stockholders	$113,947	66,776	$1.71

15.    Employee Benefit Plan

        Effective January 1, 1985, the predecessor of the Company adopted a 401(k) Savings Plan (the "Plan") for its employees. Under the Plan, as amended, employees as defined, are eligible to participate in the Plan after they have completed three months of service. In addition, participants may elect to make an after-tax contribution of up to 10% of their wages. Upon formation, the Company adopted the Plan and the terms of the Plan.

        In November 1999, the Company amended the Plan by increasing the Company's matching contribution to 200% of the first 3% from 200% of the first 2% of participant's pay contributed (utilizing pay that is not in excess of $100) and by eliminating the vesting requirement. The effective date of these changes was January 1, 2000.

        The Plan provides that matching employer contributions are to be determined at the discretion of the Company. The Company's matching contribution for the years ended December 31, 2001, 2000 and 1999 was $1.8 million, $1.7 million and $0.9 million, respectively.

16.    Stock Option and Incentive Plan and Stock Purchase Plan

        The Company has established a stock option and incentive plan for the purpose of attracting and retaining qualified executives and rewarding them for superior performance in achieving the Company's business goals and enhancing stockholder value.

        Under the plan, the number of shares available for option grant is 14,699,162 shares plus as of the first day of each calendar quarter after January 1, 2000, 9.5% of any net increase since the first day of the preceding calendar quarter in the total number of shares of Common Stock outstanding, on a fully converted basis (excluding Preferred Stock). At December 31, 2001, the number of shares available for option grants under the plan was 4,673,521. The strike price on the shares granted is equal to the market price of the Company's Common Stock on the grant date. Shares granted under the plan vest over two, three or five years. The term of each option is ten years from the date of grant.

        The Company issued 44,842 and 34,822 shares of restricted stock during the years ended December 31, 2001 and 2000, respectively. There was no restricted stock issued prior to the year 2000. The shares of restricted stock were valued at approximately $1.8 million ($40.75 per share) and $1.1 million ($30.4375 per share) for the years ended December 31, 2001 and 2000, respectively. The restricted stock vests over a five-year period, with one-fifth of the shares vesting each year and has been recognized net of amortization as unearned compensation on the consolidated balance sheets. Compensation expense related to the restricted stock totaled $0.6 million and $0.2 million for the years ended December 31, 2001 and 2000, respectively. There was no compensation expense related to restricted stock during the year ended December 31, 1999.

        A summary of the status of the Company's stock options as of December 31, 2001, 2000 and 1999 and changes during the years ended December 31, 2001, 2000 and 1999 are presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 1999	5,837,950	$30.58
Granted	1,777,408	$33.20
Exercised	(24,023)	$25.87
Canceled	(35,877)	$33.38

Outstanding at December 31, 1999	7,555,458	$31.20
Granted	1,072,750	$30.60
Exercised	(511,281)	$30.59
Canceled	(15,245)	$33.20

Outstanding at December 31, 2000	8,101,682	$31.15
Granted	3,247,250	$41.60
Exercised	(406,371)	$30.40
Canceled	(35,003)	$33.60

Outstanding at December 31, 2001	10,907,558	$34.28

        The per share weighted-average fair value of options granted was $5.01, $3.79 and $3.98 for the years ended December 31, 2001, 2000 and 1999, respectively. The per share fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2001, 2000 and 1999.

	2001	2000	1999
Dividend yield	5.72%	6.90%	6.08%
Expected life of option	6 Years	6 Years	6 Years
Risk-free interest rate	5.13%	6.51%	5.07%
Expected stock price volatility	20%	20%	20%

        The following table summarizes information about stock options outstanding at December 31, 2001:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/01	Weighted- Average Exercise Price
$25.00 - $36.81	7,665,308	6.46 Years	$31.19	4,999,346	$31.37
$39.07 - $42.12	3,242,250	9.08 Years	$41.59	—	—

        In addition, the Company had 3,397,714 and 1,328,955 options exercisable at weighted-average exercise prices of $32.11 and 33.26 at December 31, 2000 and 1999, respectively.

        The Company adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the "Stock Purchase Plan") to encourage the ownership of Common Stock by eligible employees. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase at the end of the biannual purchase periods shares of Common Stock for 85% of the average closing price during the valuation period, as defined. The Company issued 8,538, 11,105 and 5,115 shares with the weighted average fair value of the purchase right equal to $36.02 per share, $28.15 per share and $30.24 per share under the Stock Purchase Plan as of December 31, 2001, 2000 and 1999, respectively.

        The Company applies Accounting Practice Bulletin 25 and related interpretations in accounting for its stock option and stock purchase plan. Accordingly, no compensation cost has been recognized.

        The compensation cost under SFAS 123 for the stock performance-based plan would have been $11.7 million, $12.0 million and $10.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Had compensation cost for the Company's grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income, and net income per common share for 2001, 2000 and 1999 would approximate the pro forma amounts below:

	2001	2000	1999
Net income	$189,786	$134,386	$103,481
Net income per common share—basic	$2.11	$1.88	$1.56
Net income per common share—diluted	$2.06	$1.85	$1.55

        The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to future anticipated awards.

17.    Selected Interim Financial Information (unaudited)

	2001 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenue	$233,456	$256,269	$277,159	$266,094
Income before minority interest in Operating Partnership	68,387	66,973	72,162	73,581
Income before gain on sale	49,363	48,835	53,168	54,344
Net income available to common stockholders	45,607	49,038	51,515	55,280
Income before gain on sale per share—basic	.54	.52	.57	.58
Income before gain on sale per share—diluted	.52	.51	.56	.57
	2000 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenue	$210,254	$217,259	$223,313	$228,527
Income before minority interest in Operating Partnership	50,172	56,419	58,404	64,610
Income before gain on sale	32,620	37,030	38,777	45,139
Net income available to common stockholders	30,977	35,684	36,530	43,235
Income before gain on sale per share—basic	.46	.52	.54	.54
Income before gain on sale per share—diluted	.45	.51	.53	.52

18.    Pro Forma Financial Information (unaudited)

        The accompanying unaudited pro forma information for the years ended December 31, 2001 and 2000 is presented as if the follow-on offering of 17,110,000 shares of Common Stock issued on October 31, 2000 and the acquisition of Citigroup Center on April 25, 2001 had occurred on January 1, 2000. This pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto.

        This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

	Year Ended December 31,
Pro Forma
	2001	2000
	(In Thousands, Except Per Share Data)
Total revenue	$1,060,053	$970,346
Income before cumulative effect of a change in accounting principle	$209,707	$163,720
Net income available to common stockholders	$202,940	$163,720
Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$2.33	$1.85
Net income available to common stockholders	$2.25	$1.85
Weighted average number of common shares outstanding	90,002	88,534
Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$2.27	$1.82
Net income available to common stockholders	$2.20	$1.82
Weighted average number of common and common equivalent shares outstanding	92,200	89,851

19.    Derivative Instruments and Hedging Activities

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

        On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of the variability of cash flows that are to be received or paid in connection with a recognized liability (a "cash flow" hedge), or (2) an instrument that is held for non-hedging purposes (a "non-hedging" instrument). Changes in the fair value of a derivative that is highly effective as—and that is designated and qualifies as—a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the hedged transaction (i.e. until periodic settlements of a variable-rate liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of non-hedging instruments are reported in current-period earnings.

        The Company occasionally purchases a financial instrument in which a derivative instrument is "embedded." Upon purchasing the financial instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as either (1) a fair-value or cash flow hedge or (2) a trading or non-hedging derivative instrument. However, if the entire contract were to be measured at fair value, with changes in fair value reported in current earnings, or if the Company could not reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the balance sheet at fair value and not be designated as a hedging instrument. Pursuant to SFAS No. 137, the Company has selected January 1, 1999 as the transition date for embedded derivatives.

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

        The Company entered into interest rate protection agreements during 2000, generally for the purpose of fixing interest rates on variable rate construction loans in order to reduce the budgeted interest costs on the Company's development projects, which would translate into higher returns on investment as the development projects come on-line. These interest rate protection agreements expire at varying dates through February 2005. Other derivatives are not linked to specific assets or liabilities but are used by the Company to manage risk of the overall portfolio. Amounts included in accumulated other comprehensive income related to the effective portion of cash flow hedges will be reclassified into earnings over the estimated life of the constructed asset. No material amounts are expected to be reclassified within the next twelve months.

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

        For the year ended December 31, 2001, the Company recorded derivative gains (losses) of approximately ($29.0) million, $3.6 million and ($1.1) million through earnings, which represented the total ineffectiveness of all cash flow hedges and other non-hedging instruments, the changes in value of the embedded derivatives and the change in value of the warrants, respectively. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness, except for the time value of option contracts. During 2001, the Company paid the fair value of the swap arrangement and two hedge contracts that were entered into during 2000 and part of 2001 in order to terminate the contracts. In addition, the Company recorded unrealized derivative losses through other comprehensive income of approximately $2.5 million related to the effective portion of an interest rate swap agreement.

Boston Properties, Inc.
Schedule 3—Real Estate and Accumulated Depreciation
December 31, 2001
(dollars in thousands)

						Costs Capitalized Subsequent to Acquisition
				Original						Development and Construction in Progress
Property Name							Land and Improvements	Building and Improvements	Land Held for Development			Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
	Type	Location	Encumbrances	Land	Building						Total
Embarcadero Center	Office	San Francisco, CA	$701,245	$211,297	$996,442	$57,448	$212,149	$1,053,038	$—	$—	$1,265,187	$85,363	1924/1989	(1)
Prudential Center	Office	Boston, MA	472,423	77,850	443,180	391,227	50,539	522,165	38,521	301,032	912,257	44,027	1965/1993	(1)
Citigroup Center	Office	New York, NY	522,044	241,600	494,782	446	241,600	495,228	—	—	736,828	8,444	1977/1997	(1)
Carnegie Center	Office	Princeton, NJ	152,500	101,772	349,089	14,718	109,691	355,888	—	—	465,579	26,868	1983-1999	(1)
280 Park Avenue	Office	New York, NY	267,789	125,288	201,115	34,642	125,288	235,757	—	—	361,045	27,891	1968/95-96	(1)
599 Lexington Avenue	Office	New York, NY	225,000	81,040	100,507	71,456	81,040	171,963	—	—	253,003	84,552	1986	(1)
875 Third Avenue	Office	New York, NY	148,796	74,880	139,151	16,824	74,880	155,975	—	—	230,855	14,475	1982	(1)
Riverfront Plaza	Office	Richmond, VA	113,250	18,000	156,733	956	18,274	157,415	—	—	175,689	15,636	1990	(1)
Gateway Center	Office	San Francisco, CA	89,184	21,516	86,395	49,398	22,290	88,683	4,233	42,103	157,309	5,203	1984/1986	(1)
100 East Pratt Street	Office	Baltimore, MD	90,375	27,562	109,662	2,556	27,562	112,218	—	—	139,780	12,470	1975/1991	(1)
Reservoir Place	Office	Waltham, MA	71,935	18,207	88,018	7,979	18,515	95,689	—	—	114,204	8,022	1955/1987	(1)
Democracy Center	Office	Bethesda, MD	106,002	12,550	50,015	26,318	13,689	75,194	—	—	88,883	31,524	1985-88/94-96	(1)
Two Independence Square	Office	Washington, DC	115,093	14,053	59,883	9,292	15,039	68,189	—	—	83,228	18,693	1992	(1)
One and Two Reston Overlook	Office	Reston, VA	67,485	16,456	66,192	21	16,456	66,213	—	—	82,669	4,381	1999	(1)
NIMA Building	Office	Reston, VA	21,056	10,567	67,431	118	10,567	67,549	—	—	78,116	6,602	1987/1988	(1)
Lockheed Martin Building	Office	Reston, VA	25,759	10,210	58,884	—	10,210	58,884	—	—	69,094	5,765	1987/1988	(1)
Candler Building	Office	Baltimore, MD	—	12,500	48,734	1,343	12,555	50,022	—	—	62,577	4,238	1911/1990	(1)
One Independence Square	Office	Washington, DC	75,000	9,356	33,701	17,448	9,634	50,871	—	—	60,505	18,758	1991	(1)
Orbital Sciences	Office	Dulles, VA	49,231	5,702	51,082	357	5,702	51,439	—	—	57,141	1,811	2000/2001	(1)
2300 N Street	Office	Washington, DC	66,000	16,509	22,415	13,479	16,509	35,894	—	—	52,403	14,240	1986	(1)
Reston Corporate Center	Office	Reston, VA	24,303	9,135	41,398	632	9,135	42,030	—	—	51,165	4,222	1984	(1)
New Dominion Technology Park, One	Office	Herndon, VA	57,610	3,880	43,227	—	3,880	43,227	—	—	47,107	1,299	2001	(1)
Capital Gallery	Office	Washington, DC	56,064	4,725	29,560	15,257	4,730	44,812	—	—	49,542	22,886	1981	(1)
191 Spring Street	Office	Lexington, MA	22,480	2,850	27,166	18,783	2,850	45,949	—	—	48,799	16,695	1971/1995	(1)
1301 New York Avenue	Office	Washington, DC	31,669	9,250	18,750	17,533	9,250	36,283	—	—	45,533	3,059	1983/1998	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	(18)	16,148	24,965	—	—	41,113	2,461	1999	(1)
University Place	Office	Cambridge, MA	24,679	—	37,091	2,486	27	39,550	—	—	39,577	3,352	1985	(1)
Sumner Square	Office	Washington, DC	30,183	624	28,745	8,943	958	37,354	—	—	38,312	2,829	1985	(1)
2600 Tower Oaks Boulevard	Office	Rockville, MD	27,318	4,243	31,125	—	4,243	31,125	—	—	35,368	561	2001	(1)

						Costs Capitalized Subsequent to Acquisition
				Original						Development and Construction in Progress
Property Name							Land and Improvements	Building and Improvements	Land Held for Development			Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
	Type	Location	Encumbrances	Land	Building						Total
500 E Street	Office	Washington, DC	$—	$109	$22,420	$12,074	$1,569	$33,034	$—	$—	$34,603	$16,256	1987	(1)
Quorum Office Park	Office	Chelmsford, MA	27,295	3,076	30,443	—	3,076	30,443	—	—	33,519	287	2001	(1)
One Cambridge Center	Office	Cambridge, MA	—	134	25,110	8,111	134	33,221	—	—	33,355	13,047	1987	(1)
Eight Cambridge Center	Office	Cambridge, MA	27,988	921	25,042	36	850	25,149	—	—	25,999	1,616	1999	(1)
Bedford Business Park	Office	Bedford, MA	21,178	534	3,403	18,494	534	21,897	—	—	22,431	9,667	1980	(1)
Ten Cambridge Center	Office	Cambridge, MA	35,226	1,299	12,943	7,637	1,868	20,011	—	—	21,879	8,033	1990	(1)
Newport Office Park	Office	Quincy, MA	—	3,500	18,208	66	3,500	18,274	—	—	21,774	2,052	1988	(1)
201 Spring Street	Office	Lexington, MA	—	2,849	15,303	70	2,849	15,373	—	—	18,222	2,233	1997	(1)
10 and 20 Burlington Mall Road	Office	Burlington, MA	21,921	930	6,928	9,707	938	16,627	—	—	17,565	7,446	1984-1989/95-96	(1)
Montvale Center	Office	Gaithersburg, MD	7,418	1,574	9,786	4,771	2,399	13,732	—	—	16,131	5,940	1987	(1)
40 Shattuck Road	Office	Andover, MA	14,822	709	14,740	—	709	14,740	—	—	15,449	173	2001	(1)
Fullerton Square	Office	Springfield, VA	—	3,045	11,522	761	3,045	12,283	—	—	15,328	1,223	1987	(1)
The Arboretum	Office	Reston, VA	—	2,850	9,025	2,380	2,850	11,405	—	—	14,255	1,134	1999	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	11,459	1,073	12,810	—	—	13,883	6,253	1982	(1)
Three Cambridge Center	Office	Cambridge, MA	—	174	12,200	1,301	174	13,501	—	—	13,675	5,008	1987	(1)
181 Spring Street	Office	Lexington, MA	—	1,066	9,520	1,970	1,066	11,490	—	—	12,556	606	1999	(1)
Sugarland Business Park	Office	Herndon, VA	—	1,569	5,955	4,194	1,569	10,149	—	—	11,718	1,995	1986/1997	(1)
Decoverly Three	Office	Rockville, MD	—	2,650	8,465	313	2,650	8,778	—	—	11,428	773	1989	(1)
Decoverly Two	Office	Rockville, MD	—	1,994	8,814	94	1,994	8,908	—	—	10,902	886	1987	(1)
7700 Boston Boulevard, Building Twelve	Office	Springfield, VA	—	1,105	9,077	186	1,105	9,263	—	—	10,368	1,130	1997	(1)
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	9	665	9,282	—	—	9,947	1,005	1997	(1)
91 Hartwell Avenue	Office	Lexington, MA	17,936	784	6,464	2,446	784	8,910	—	—	9,694	4,506	1985	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	2,265	594	9,013	—	—	9,607	4,046	1985	(1)
Waltham Office Center	Office	Waltham, MA	—	422	2,719	5,799	425	8,515	—	—	8,940	4,338	1968-1970/87-88	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	658	1,611	7,310	—	—	8,921	2,368	1990	(1)
Eleven Cambridge Center	Office	Cambridge, MA	—	121	5,535	2,399	121	7,934	—	—	8,055	3,334	1984	(1)
170 Tracer Lane	Office	Waltham, MA	—	398	4,601	1,693	418	6,274	—	—	6,692	3,992	1980	(1)
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	2,304	486	6,032	—	—	6,518	3,253	1982	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	277	1,327	4,796	—	—	6,123	501	1987	(1)

						Costs Capitalized Subsequent to Acquisition
				Original						Development and Construction in Progress
Property Name							Land and Improvements	Building and Improvements	Land Held for Development			Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
	Type	Location	Encumbrances	Land	Building						Total
8000 Grainger Court, Building Five	Office	Springfield, VA	$—	$366	$4,282	$1,250	$453	$5,445	$—	$—	$5,898	$2,283	1984	(1)
Fourteen Cambridge Center	Office	Cambridge, MA	—	110	4,483	569	110	5,052	—	—	5,162	2,194	1983	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	2,893	168	4,836	—	—	5,004	3,780	1968-1979/1987	(1)
7600 Boston Boulevard, Building Nine	Office	Springfield, VA	—	127	2,839	1,738	189	4,515	—	—	4,704	2,136	1987	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	3,506	378	4,206	—	—	4,584	1,821	1986	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	485	273	4,099	—	—	4,372	1,710	1985	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	476	266	3,710	—	—	3,976	1,805	1979	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	405	504	3,108	—	—	3,612	1,062	1989	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	715	47	3,376	—	—	3,423	1,292	1988	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	1,547	535	2,803	—	—	3,338	2,147	1982	(1)
204 Second Avenue	Office	Waltham, MA	—	37	2,402	812	37	3,214	—	—	3,251	1,755	1981/1993	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	440	303	1,983	—	—	2,286	947	1984	(1)
Hilltop Business Center	Office	San Francisco, CA	5,588	53	492	1,640	109	2,076	—	—	2,185	1,023	early 1970's	(1)
164 Lexington Road	Office	Billerica, MA	—	592	1,370	132	592	1,502	—	—	2,094	240	1982	(1)
17 Hartwell Avenue	Office	Lexington, MA	—	26	150	587	26	737	—	—	763	640	1968	(1)
38 Cabot Boulevard	Industrial	Langhorne, PA	—	329	1,238	2,608	329	3,846	—	—	4,175	2,708	1972/1984	(1)
40-46 Harvard Street	Industrial	Westwood, MA	—	351	1,782	1,327	351	3,109	—	—	3,460	3,101	1967/1996	(1)
2391 West Winton Avenue	Industrial	Hayward, CA	—	182	1,217	615	182	1,832	—	—	2,014	1,169	1974	(1)
430 Rozzi Place	Industrial	San Francisco, CA	—	9	217	33	9	250	—	—	259	79	early 1970's	(1)
560 Forbes Boulevard	Industrial	San Francisco, CA	—	9	120	—	9	120	—	—	129	77	early 1970's	(1)
Cambridge Center Marriott	Hotel	Cambridge, MA	—	478	37,918	8,621	478	46,539	—	—	47,017	16,472	1986	(1)
Long Wharf Marriott	Hotel	Boston, MA	—	1,752	31,904	9,574	1,708	41,522	—	—	43,230	20,057	1982	(1)
Residence Inn by Marriott	Hotel	Cambridge, MA	—	2,307	22,732	(99)	2,039	22,901	—	—	24,940	1,355	1999	(1)
Cambridge Center North Garage	Garage	Cambridge, MA	—	1,163	11,633	204	1,162	11,838	—	—	13,000	3,640	1990	(1)
Five Times Square	Development	New York, NY	289,179	—	—	409,324	—	—	—	409,324	409,324	—	Various	N/A
Times Square Tower	Development	New York, NY	145,472	—	—	234,058	—	—	—	234,058	234,058	—	Various	N/A
Waltham/Weston Corporate Center	Development	Waltham, MA	46,446	—	—	54,799	—	—	—	54,799	54,799	—	Various	N/A
Weston Corporate Center	Development	Weston, MA	—	—	—	20,895	—	—	—	20,895	20,895	—	Various	N/A
Broad Run Business Park, Building E	Development	Loudon County, VA	—	—	—	11,703	—	—	—	11,703	11,703	—	Various	N/A

						Costs Capitalized Subsequent to Acquisition
				Original						Development and Construction in Progress
Property Name							Land and Improvements	Building and Improvements	Land Held for Development			Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
	Type	Location	Encumbrances	Land	Building						Total
One Preserve Parkway	Development	Rockville, MD	$—	$—	$—	$10,660	$—	$—	$—	$10,660	$10,660	$—	Various	N/A
12050 Sunset Hills Road	Development	Reston, VA	—	—	—	6,472	—	—	—	6,472	6,472	—	Various	N/A
Decoverly Seven	Development	Rockville, MD	—	—	—	5,290	—	—	—	5,290	5,290	—	Various	N/A
New Dominion Technology Park, Two	Development	Herndon, VA	—	—	—	3,934	—	—	—	3,934	3,934	—	Various	N/A
Decoverly Six	Development	Rockville, MD	—	—	—	3,798	—	—	—	3,798	3,798	—	Various	N/A
ITT Educational Services Building	Development	Springfield, VA	—	—	—	3,767	—	—	—	3,767	3,767	—	Various	N/A
Autometric Expansion	Development	Springfield, VA	—	—	—	1,467	—	—	—	1,467	1,467	—	Various	N/A
Plaza at Almaden	Land	San Jose, CA	—	—	—	35,676	—	—	35,676	—	35,676	—	Various	N/A
Tower Oaks Master Plan	Land	Rockville, MD	—	—	—	25,999	—	—	25,999	—	25,999	—	Various	N/A
Washingtonian North	Land	Gaithersburg, MD	—	—	—	17,406	—	—	17,406	—	17,406	—	Various	N/A
77 4th Avenue	Land	Waltham, MA	—	—	—	14,272	—	—	14,272	—	14,272	—	Various	N/A
Reston Eastgate	Land	Reston, VA	—	—	—	8,693	—	—	8,693	—	8,693	—	Various	N/A
Crane Meadow	Land	Marlborough, MA	—	—	—	8,521	—	—	8,521	—	8,521	—	Various	N/A
Reston Gateway	Land	Reston, VA	—	—	—	7,216	—	—	7,216	—	7,216	—	Various	N/A
Broad Run Business Park	Land	Loudon County, VA	—	—	—	6,733	—	—	6,733	—	6,733	—	Various	N/A
599 Van Buren Street	Land	Herndon, VA	—	—	—	4,020	—	—	4,020	—	4,020	—	Various	N/A
12280 Sunrise Valley Drive	Land	Reston, VA	—	—	—	3,975	—	—	3,975	—	3,975	—	Various	N/A
Decoverly Five	Land	Rockville, MD	—	—	—	1,827	—	—	1,827	—	1,827	—	Various	N/A
Decoverly Four	Land	Rockville, MD	—	—	—	1,801	—	—	1,801	—	1,801	—	Various	N/A
Cambridge Master Plan	Land	Cambridge, MA	—	—	—	1,649	—	—	1,649	—	1,649	—	Various	N/A
30 Shattuck Road	Land	Andover, MA	—	—	—	1,110	—	—	1,110	—	1,110	—	Various	N/A
Seven Cambridge Center	Land	Cambridge, MA	—	—	—	956	—	—	956	—	956	—	Various	N/A
Virginia Master Plan	Land	Springfield, VA	—	—	—	64	—	—	64	—	64	—	Various	N/A

			$4,314,942	$1,204,320	$4,359,767	$1,827,279	$1,194,050	$4,905,342	$182,672	$1,109,302	$7,391,366	$682,921

(1)
Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

(2)
The aggregate cost and accumulated depreciation for tax purposes was approximately $6.4 billion and $0.9 billion, respectively.

Boston Properties, Inc.

Real Estate and Accumulated Depreciation

December 31, 2001

(Dollars in Thousands)

        A summary of activity for real estate and accumulated depreciation is as follows:

	2001	2000	1999
Real Estate:
Balance at the beginning of the year	$6,054,785	$5,570,887	$4,881,483
Additions to and improvements of real estate	1,357,543	759,540	691,199
Assets sold and written-off	(20,962)	(275,642)	(1,795)

Balance at the end of the year	$7,391,366	$6,054,785	$5,570,887

Accumulated Depreciation:
Balance at the beginning of the year	$553,264	$445,138	$336,165
Depreciation expense	134,019	118,748	110,768
Assets sold and written-off	(4,362)	(10,622)	(1,795)

Balance at the end of the year	$682,921	$553,264	$445,138