Form 10-Q
period 2002-03-31
BOSTON PROPERTIES INC
filed 2002-05-15
CIK 1037540

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 1-13087

BOSTON PROPERTIES, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	04-2473675
(State or other jurisdiction of incorporation or organization)	(IRS Employer Id. Number)
111 Huntington Avenue Boston, Massachusetts	02199
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (617) 236-3300

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, Par Value $.01	91,294,665
(Class)	(Outstanding on May 13, 2002)

			Page
PART I.	FINANCIAL INFORMATION
ITEM 1.	Consolidated Financial Statements:
	a)	Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	1
	b)	Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001	2
	c)	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2002 and 2001	3
	d)	Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	4
	e)	Notes to the Consolidated Financial Statements	5
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		13
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk		21
PART II.	OTHER INFORMATION
ITEM 6.	Exhibits and Reports on Form 8-K		22
Signature			23

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2002	December 31, 2001
	(in thousands, except for share amounts)
ASSETS
Real estate:	$7,539,708	$7,457,906
Less: accumulated depreciation	(755,156)	(719,854)

Total real estate	6,784,552	6,738,052
Cash and cash equivalents	71,007	98,067
Escrows	45,216	23,000
Investments in securities	—	4,297
Tenant and other receivables	36,846	43,546
Accrued rental income	133,885	119,494
Deferred charges, net	101,580	107,573
Prepaid expenses and other assets	30,235	20,996
Investments in unconsolidated joint ventures	98,071	98,485

Total assets	$7,301,392	$7,253,510

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage notes and bonds payable	$4,361,233	$4,314,942
Accounts payable and accrued expenses	56,125	81,108
Dividends and distributions payable	79,985	79,561
Interest rate contracts	8,635	11,147
Accrued interest payable	15,032	9,080
Other liabilities	75,465	58,859

Total liabilities	4,596,475	4,554,697

Commitments and contingencies	—	—

Minority interests	829,687	844,740

Series A Convertible Redeemable Preferred Stock, liquidation preference $50.00 per share, 2,000,000 shares issued and outstanding	100,000	100,000

Stockholders' equity:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 91,137,874 and 90,780,591 issued and outstanding in 2002 and 2001, respectively	911	908
Additional paid-in capital	1,809,836	1,789,521
Dividends in excess of earnings	(15,084)	(17,669)
Treasury common stock, at cost	(2,722)	(2,722)
Unearned compensation	(3,843)	(2,097)
Accumulated other comprehensive loss	(13,868)	(13,868)

Total stockholders' equity	1,775,230	1,754,073

Total liabilities and stockholders' equity	$7,301,392	$7,253,510

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2002	2001
	(in thousands, except for per share amounts)
Revenue
Rental:
Base rent	$229,106	$184,768
Recoveries from tenants	27,712	25,891
Parking and other	12,096	13,746

Total rental revenue	268,914	224,405
Development and management services	4,134	3,397
Interest and other	1,272	4,444

Total revenue	274,320	232,246

Expenses
Operating	85,089	70,070
General and administrative	11,069	9,950
Interest	63,787	47,853
Depreciation and amortization	42,944	34,541
Loss on investments in securities	4,297	—

Total expenses	207,186	162,414

Income before net derivative losses, minority interests, income from unconsolidated joint ventures, minority interest in Operating Partnership, gain on sale of real estate, discontinued operations, cumulative effect of a change in accounting principle and preferred dividend	67,134	69,832
Net derivative losses	(303)	(3,055)
Minority interests in property partnerships	471	(255)
Income from unconsolidated joint ventures	1,682	1,127

Income before minority interest in Operating Partnership, gain on sale of real estate, discontinued operations, cumulative effect of a change in accounting principle and preferred dividend	68,984	67,649
Minority interest in Operating Partnership	(18,386)	(18,878)

Income before gain on sale, discontinued operations, cumulative effect of a change in accounting principle and preferred dividend	50,598	48,771
Gain on sale of real estate, net of minority interest	—	4,654

Income before discontinued operations, cumulative effect of a change in accounting principle and preferred dividend	50,598	53,425
Discontinued Operations:
Income from discontinued operations, net of minority interest	570	592
Gain on sales of real estate from discontinued operations, net of minority interest	5,840	—

Income before cumulative effect of a change in accounting principle and preferred dividend	57,008	54,017
Cumulative effect of a change in accounting principle, net of minority interest	—	(6,767)

Net income before preferred dividend	57,008	47,250
Preferred dividend	(1,643)	(1,643)

Net income available to common shareholders	$55,365	$45,607

Basic earnings per share:
Income before discontinued operations and cumulative effect of a change in accounting principle	$0.54	$0.58
Discontinued operations	0.07	0.01
Cumulative effect of a change in accounting principle	—	(0.08)

Net income available to common shareholders	$0.61	$0.51

Weighted average number of common shares outstanding	90,932	88,688

Diluted earnings per share:
Income before discontinued operations and cumulative effect of a change in accounting principle	$0.53	$0.57
Discontinued operations	0.07	—
Cumulative effect of a change in accounting principle	—	(0.07)

Net income available to common shareholders	$0.60	$0.50

Weighted average number of common and common equivalent shares outstanding	92,783	91,171

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

	For the three months ended March 31,
	2002	2001
	(unaudited and in thousands)
Net income available to common shareholders	$55,365	$45,607
Other comprehensive loss:
Unrealized losses on investments in securities:
Unrealized holding losses arising during the period	—	(637)
Less: reclassification adjustment for the cumulative effect of a change in accounting principle included in net income available to common shareholders	—	6,853
Unrealized derivative losses:
Transition adjustment of interest rate contracts	—	(11,414)
Effective portion of interest rate contracts	—	(2,454)

Other comprehensive loss	—	(7,652)

Comprehensive income	$55,365	$37,955

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2002	2001
	(unaudited and in thousands)
Cash flows from operating activities:
Net income before preferred dividend	$57,008	$47,250
Adjustments to reconcile net income before preferred dividend to net cash provided by operating activities:
Depreciation and amortization	42,944	34,740
Non-cash portion of interest expense	1,363	732
Non-cash compensation expense	243	144
Loss on investments in securities	4,297	—
Non-cash portion of derivative losses	(1,402)	3,055
Minority interest in property partnerships	(1,394)	255
Distributions in excess of earnings from unconsolidated joint ventures	1,249	(1,127)
Minority interest in Operating Partnership	19,819	18,507
Gain on sales of real estate	(7,146)	(5,802)
Cumulative effect of a change in accounting principle	—	8,432
Change in assets and liabilities:
Escrows	(22)	(1,910)
Tenant and other receivables, net	6,700	2,409
Accrued rental income, net	(14,530)	(5,991)
Prepaid expenses and other assets	(7,683)	7,373
Accounts payable and accrued expenses	(6,540)	(1,406)
Accrued interest payable	5,952	2,528
Other liabilities	8,549	5,017
Tenant leasing costs	(2,305)	(4,986)

Total adjustments	50,094	61,970

Net cash provided by operating activities	107,102	109,220

Cash flows from investing activities:
Acquisitions/additions to real estate	(116,532)	(181,428)
Investments in unconsolidated joint ventures	(835)	(1,458)
Net proceeds from the sale of real estate	22,194	6,613
Proceeds from the sale of real estate placed in escrow	(22,194)	—
Deposits on real estate	8,057	—

Net cash used in investing activities	(109,310)	(176,273)

Cash flows from financing activities:
Borrowings on unsecured line of credit	10,000	—
Repayments of unsecured line of credit	(10,000)	—
Repayments of mortgage notes	(11,086)	(51,784)
Proceeds from mortgage notes	57,323	87,065
Bonds payable proceeds released from escrow	—	57,610
Dividends and distributions	(72,532)	(66,109)
Proceeds from stock transactions	1,475	1,585
Deferred financing costs	(32)	(452)

Net cash provided by (used in) financing activities	(24,852)	27,915

Net decrease in cash and cash equivalents	(27,060)	(39,138)
Cash and cash equivalents, beginning of period	98,067	280,957

Cash and cash equivalents, end of period	$71,007	$241,819

Supplemental disclosures:
Cash paid for interest	$64,318	$60,606

Interest capitalized	$7,846	$16,013

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$18,031	$1,565

Dividends and distributions declared but not paid	$79,985	$71,917

Issuance of Minority Interest in connection with the acquisition of real estate	$675	$—

Conversions of Minority Interest to Stockholders' Equity	$—	$95,463

Basis adjustment in connection with conversions of Minority Interest to Stockholders' Equity	$—	$30,074

Issuance of restricted shares to employees	$1,989	$1,827

Unrealized loss on investments in securities	$—	$637

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

        Boston Properties, Inc. (the "Company"), a Delaware corporation, is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the sole general partner of Boston Properties Limited Partnership (the "Operating Partnership") and at March 31, 2002, owned an approximate 75.2% general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as "common units of partnership interest" (also referred to as "OP Units") or "preferred units of partnership interest" (also referred to as "Preferred Units"). All references to OP Units and Preferred Units exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company ("Common Stock"), except that, the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. Each series of Preferred Units bears a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company.

        All references to the Company refer to Boston Properties, Inc. and its subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

        As of March 31, 2002, the Company and the Operating Partnership had 91,137,874 and 20,645,339 shares of Common Stock and OP Units outstanding, respectively. In addition, the Company had 2,000,000 shares of Preferred Stock and the Operating Partnership had 8,687,314 Preferred Units outstanding.

  The Properties:

        As of March 31, 2002, the Company owned and had interests in a portfolio of 144 commercial real estate properties (147 and 146 properties at December 31, 2001 and March 31, 2001, respectively) (the "Properties") aggregating over 41.2 million square feet. The properties consist of 136 office properties with approximately 33.6 million net rentable square feet (including 10 properties under development expected to contain approximately 4.3 million net rentable square feet) and approximately 6.0 million additional square feet of structured parking for 18,484 vehicles, five industrial properties with approximately 0.6 million net rentable square feet and three hotels with a total of 1,054 rooms (consisting of approximately 1.0 million square feet). In addition, the Company owned, had under contract, or had an option to acquire 42 parcels of land totaling approximately 552.0 acres, which will support approximately 8.9 million square feet of development.

2.  Basis of Presentation and Summary of Significant Accounting Policies

        The consolidated financial statements of the Company include all the accounts of the Company, its majority-owned Operating Partnership and subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the

Company's financial statements and notes thereto contained in the Company's annual report on Form 10-K for its fiscal year ended December 31, 2001.

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

        In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes FASB SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions for disposals of a segment of a business as addressed in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and addresses various implementation issues of SFAS No. 121. In addition, SFAS No. 144 extends the reporting requirements of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale. The Company adopted SFAS No. 144 as of January 1, 2002. The Company's adoption of SFAS No. 144 resulted in the presentation of the net operating results of properties sold during the three months ended March 31, 2002, as income from discontinued operations for all periods presented. SFAS No. 144 also resulted in the presentation of the gain on sale of properties sold during the three months ended March 31, 2002, as gain on sale of real estate from discontinued operations for all periods presented. The adoption of SFAS No. 144 did not have an impact on net income available to common shareholders. SFAS No. 144 only impacted the presentation of these properties within the consolidated statements of operations.

3.  Real Estate Activity During the Quarter Ended March 31, 2002

        During the quarter ended March 31, 2002, the Company placed in service two development projects consisting of Five Times Square, a 1,099,154 square foot office building in New York City and 7300 Boston Boulevard, a 32,000 square foot office/technical building in Springfield, Virginia.

        On March 4, 2002 the Company disposed of Fullerton Square consisting of two office/technical properties totaling 179,453 square feet in Springfield, Virginia for net proceeds of approximately $22.2 million, resulting in a gain on sale of approximately $5.8 million (net of minority interest share of approximately $1.3 million). In addition, the Company disposed of 7600, 7700 and 7702 Boston Boulevard consisting of three office/technical properties totaling approximately 195,227 square feet in Springfield, Virginia. Due to the structure of the transaction and certain continuing involvement provisions related to the three Boston Boulevard properties, that transaction does not qualify as a sale for financial reporting purposes and has been accounted for as a financing transaction. Under the financing method, the cost of real estate and other assets totaling approximately $15.5 million continues to be reflected within the accompanying consolidated balance sheets, the cash received from the buyer totaling approximately $8.1 million has been recorded in other liabilities and notes receivable totaling approximately $18.9 million have not been reflected in the financial statements. The Company expects to complete this transaction during the fourth quarter of 2002, upon the completion of the construction of the 7702 Boston Boulevard property.

4.  Investments in Securities

        During the quarter ended March 31, 2002, the Company realized a loss totaling $4.3 million resulting from the write-down of its investment in the securities of a technology company. The Company determined that the decline in the fair value of these securities was other than temporary.

5.  Investments in Unconsolidated Joint Ventures

        The investments in unconsolidated joint ventures consist of the following:

Entity	Property	% Ownership
One Freedom Square LLC	One Freedom Square	25	%(1)
Square 407 LP	Market Square North	50%
The Metropolitan Square Associates LLC	Metropolitan Square	51%
BP 140 Kendrick Street LLC	140 Kendrick Street	25	%(1)
BP/CRF 265 Franklin Street Holdings LLC	265 Franklin Street	35%
Discovery Square LLC	Discovery Square(2)	50%
BP/CRF 901 New York Avenue LLC	901 New York Ave.(2)	25	%(1)
Two Freedom Square LLC	Two Freedom Square(2)	50%

(1)
Ownership can increase based on certain return thresholds

(2)
Property is currently under development

        The combined summarized balance sheets of the joint ventures are as follows:

	March 31, 2002	December 31, 2001
ASSETS
Real estate, net	$727,527	$720,568
Other assets	41,058	40,670

Total assets	$768,585	$761,238

LIABILITIES AND PARTNERS' EQUITY
Mortgage and construction loans payable	$520,697	$507,865
Other liabilities	13,667	16,497
Partners' equity	234,221	236,876

Total liabilities and partners' equity	$768,585	$761,238

Company's share of equity	$98,071	$98,485

        The combined summarized statements of operations of the joint ventures are as follows:

	Three months Ended March 31,
	2002	2001
Total revenue	$20,906	$20,478
Expenses
Operating	6,073	5,762
Interest	8,100	8,539
Depreciation and amortization	3,431	3,139

Total expenses	17,604	17,440

Net income	$3,302	$3,038

Company's share of net income	$1,682	$1,127

6.  Mortgage Notes and Bonds Payable

        On March 8, 2002, the Company obtained construction financing totaling $24.0 million collateralized by the Shaws Supermarket development project at the Prudential Center in Boston, Massachusetts. Such financing bears interest at a rate equal to LIBOR + 1.40% and matures in September 2003. As of March 31, 2002, $5.6 million had been drawn on the construction loan.

7.  Minority Interests

        Minority interests in the Company relate to the interest in the Operating Partnership not owned by Boston Properties, Inc. and an interest in a property partnership that is not owned by the Company. As of March 31, 2002, the minority interest in the Operating Partnership consisted of 20,645,339 OP Units and 8,687,314 Preferred Units held by parties other than Boston Properties, Inc.

        On February 15, 2002, the Operating Partnership paid a distribution on 2,482,026 Series One Preferred Units of $0.61625 per unit and paid a distribution on the 6,213,131 Series Two and Three Preferred Units of $0.786990 per unit.

        On March 18, 2002, Boston Properties, Inc., as general partner of the Operating Partnership determined a distribution on the OP Units in the amount of $0.58 per OP Unit payable on April 30, 2002 to OP Unit holders of record on March 29, 2002.

8.  Redeemable Preferred Stock and Stockholders' Equity

        On February 15, 2002, the Company paid a dividend on the 2,000,000 shares of Series A Convertible Redeemable Preferred Stock $50 liquidation preference per share (the "Preferred Stock") of $0.786990 per share. In addition, on March 18, 2002, the Board of Directors of the Company declared a dividend of $0.792470 per share on the Preferred Stock payable on May 15, 2002 to shareholders of record on March 29, 2002. These shares of Preferred Stock are not classified as equity as in certain instances they are convertible into shares of Common Stock at the election of the holder after December 31, 2002 or are redeemable for cash at the election of the holder in six annual tranches commencing on May 12, 2009.

        On March 18, 2002, the Board of Directors of the Company declared a first quarter dividend in the amount of $0.58 per share of Common Stock payable on April 30, 2002 to shareholders of record on March 29, 2002.

9.  Stock Option and Incentive Plan

        During the quarter ended March 31, 2002, the Company issued 1,397,000 options to acquire shares of Common Stock at the price per share of Common Stock at the date of grant ($37.70). The options vest over a three-year period, with one-third of the options vesting each year. In addition, the Company issued 52,750 shares of restricted stock valued at approximately $2.0 million ($37.70 per share). The restricted stock vests over a five-year period, with one-fifth of the shares vesting each year and has been recognized as unearned compensation on the consolidated balance sheets. As of March 31, 2002, the Company had outstanding options with respect to 12,223,944 shares of Common Stock.

10.  Earnings Per Share

	Three Months Ended March 31, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings:
Income available to common shareholders	$55,365	90,932	$0.61
Effect of Dilutive Securities:
Stock options and other	155	1,851	(0.01)

Diluted Earnings:
Net income	$55,520	92,783	$0.60

	Three Months Ended March 31, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings:
Income available to common shareholders	$45,607	88,688	$0.51
Effect of Dilutive Securities:
Stock options and other	—	2,483	(0.01)

Diluted Earnings:
Net income	$45,607	91,171	$0.50

        Preferred Stock and Units outstanding in 2002 and 2001 were not included in the computation of diluted earnings per share as such Preferred Stock and Units were anti-dilutive during the respective periods.

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

        Information by geographic area and property type:

        Three months ended March 31, 2002:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A	$60,152	$56,644	$69,495	$55,086	$16,398	$257,775
Office/Technical	2,143	3,332	—	490	—	5,965
Industrial	233	—	—	356	188	777
Hotels	4,397	—	—	—	—	4,397

Total	66,925	59,976	69,495	55,932	16,586	268,914

% of Total	24.89%	22.30%	25.84%	20.80%	6.17%	100.00%
Rental Expenses:
Class A	21,872	14,937	21,229	18,780	5,566	82,384
Office/Technical	412	661	—	88	—	1,161
Industrial	83	—	—	57	37	177
Hotels	1,367	—	—	—	—	1,367

Total	23,734	15,598	21,229	18,925	5,603	85,089

% of Total	27.89%	18.33%	24.95%	22.24%	6.59%	100.00%

Net Operating Income	$43,191	$44,378	$48,266	$37,007	$10,983	$183,825

% of Total	23.50%	24.14%	26.26%	20.13%	5.97%	100.00%

        Three months ended March 31, 2001:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A	$51,562	$54,922	$36,412	$51,655	$16,708	$211,259
Office/Technical	1,702	3,091	—	511	—	5,304
Industrial	433	351	—	398	151	1,333
Hotels	6,509	—	—	—	—	6,509

Total	60,206	58,364	36,412	52,564	16,859	224,405

% of Total	26.83%	26.01%	16.23%	23.42%	7.51%	100.00%
Rental Expenses:
Class A	18,125	14,260	12,600	17,049	5,089	67,123
Office/Technical	526	647	—	82	—	1,255
Industrial	167	148	—	56	30	401
Hotels	1,291	—	—	—	—	1,291

Total	20,109	15,055	12,600	17,187	5,119	70,070

% of Total	28.70%	21.48%	17.98%	24.53%	7.31%	100.00%

Net Operating Income	$40,097	$43,309	$23,812	$35,377	$11,740	$154,335

% of Total	25.98%	28.06%	15.43%	22.92%	7.61%	100.00%

        The following is a reconciliation of net operating income to income before minority interests and joint venture income:

	Three Months Ended March 31,
	2002	2001
Net operating income	$183,825	$154,335
Add:
Development and management services	4,134	3,397
Interest and other	1,272	4,444
Less:
General and administrative	(11,069)	(9,950)
Interest expense	(63,787)	(47,853)
Depreciation and amortization	(42,944)	(34,541)
Loss on investments in securities	(4,297)	—

Income before minority interests and joint venture income	$67,134	$69,832

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

        The SEC published cautionary advice in December 2001 regarding MD&A disclosure of critical accounting policies. In response to that release the Company believes the following critical accounting policies affect the Company's more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

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

Revenue Recognition

        Base rental revenue is reported on a straight-line basis over the terms of the respective leases. Accrued rental income represents rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements. The Company maintains an allowance for estimated losses that may result from the inability of the Company's tenants to make required payments.

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

        Gains from sales of real estate at the time of sale using the full accrual method, provided that various criteria related to the terms of the transactions and any subsequent involvement by the Company with the properties sold are met. If the criteria are not met, the Company defers the gains and recognizes them when the criteria are met or using the finance, installment or cost recovery methods, as appropriate under the circumstances.

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

        From January 1, 2001 through March 31, 2002, the Company's portfolio decreased from 146 properties to 144 properties (the "Total Portfolio"). As a result of changes in the Company's Total Portfolio, the financial data presented below shows significant changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the three months ended March 31, 2002 and 2001 show separately changes attributable to the properties that were owned by the Company for all of each period compared (the "Same Property Portfolio") and the changes attributable to the Total Portfolio.

Results of Operations

Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001.

        The table below reflects selected operating information for the Same Property Portfolio and the Total Portfolio. The Same Property Portfolio consists of the 120 properties acquired or placed in service on or prior to January 1, 2001 and owned by the Company through March 31, 2002.

	SAME PROPERTY PORTFOLIO
	2002	2001	INCREASE/ (DECREASE)	% CHANGE
	(Dollars in thousands)
Revenue:
Rental revenue	$223,920	$222,506	$1,414	0.64%
Development and management services	—	—	—	—
Interest and other	—	—	—	—
Unconsolidated joint venture income	1,210	1,087	123	11.32%

Total revenue	225,130	223,593	1,537	0.69%

Expenses:
Operating	71,845	68,485	3,360	4.91%
General and administrative	—	—	—	—
Interest	—	—	—	—
Depreciation and amortization	34,846	34,247	599	1.75%

Total expenses	106,691	102,732	3,959	3.85%

Income before minority interests and net derivative losses	$118,439	$120,861	(2,422)	(2.00)%

	TOTAL PORTFOLIO
	2002	2001	INCREASE/ (DECREASE)	% CHANGE
	(Dollars in thousands)
Revenue:
Rental revenue	$268,914	$224,405	$44,509	19.83%
Development and management services	4,134	3,397	737	21.70%
Interest and other	1,272	4,444	(3,172)	(71.38)%
Unconsolidated joint venture income	1,682	1,127	555	49.25%

Total revenue	276,002	233,373	42,629	18.27%

Expenses:
Operating	85,089	70,070	15,019	21.43%
General and administrative	11,069	9,950	1,119	11.25%
Interest	63,787	47,853	15,934	33.30%
Depreciation and amortization	42,944	34,541	8,403	24.33%
Loss on investments in securities	4,297	—	4,297	—

Total expenses	207,186	162,414	44,772	27.57%

Income before minority interests and net derivative losses	$68,816	$70,959	(2,143)	(3.02)%

        The increase in rental revenue in the Company's Same Property Portfolio is primarily a result of an overall increase in rental rates on new leases and rollovers and an increase in reimbursable operating expenses offset by a decrease in termination fees and early surrender income and a decrease in occupancy from quarter to quarter. Rental revenue is comprised of base rent, including termination fees, recoveries from tenants and parking and other. Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Accrued rental income represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Straight line rent for the quarter ended March 31, 2002 was $14.8 million compared to $6.0 million for the quarter ended March 31, 2001. Termination fees and early surrender income decreased from $1.2 million for the quarter ended March 31, 2001 to $0.5 million for the quarter ended March 31, 2002. The occupancy for the Same Property Portfolio decreased from 98.5% as of March 31, 2001 to 95.2% as of March 31, 2002. Additional increases in rental revenues in the total portfolio are primarily the result of rental revenues earned on properties the Company acquired or placed in service after January 1, 2000 offset by a decrease in overall occupancy from 98.4% to 95.1%.

        The increase in development and management services revenue is mainly due to an incentive fee of approximately $0.2 million received on a development project resulting from meeting certain development deadlines.

        The decrease in interest and other revenue is a result of less interest earned due to lower average cash balances maintained during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. During the quarter ended March 31, 2001, the higher average cash balance was a result of the proceeds remaining from the public offering in October 2000.

        Unconsolidated joint venture income increased as a result of income earned on joint venture properties being placed in service during 2001 and income earned on joint venture properties acquired after January 1, 2001.

        The Company accounts for its investments in unconsolidated joint ventures, which it does not control, using the equity method of accounting. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the Company's balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years.

        Property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Same Property Portfolio increased mainly due to increases in real estate taxes of $1.2 million, or 4.2%, increases in insurance of $1.7 million, or 140.6%, offset by decreases in utilities of $1.4 million, or 13.7%. Most office leases include reimbursement for these operating expenses. The increase in insurance is primarily due to higher rates resulting from the events surrounding September 11, 2001. The increase in real estate taxes was primarily due to higher property tax assessments. Small increases in the other property operating expenses account for the remaining difference. Additional increases in property operating expenses in the Total Portfolio were due to properties the Company acquired or placed in service after January 1, 2001.

        General and administrative expenses increased mainly due an overall increase in compensation.

        Interest expense for the Total Portfolio increased as a result of having a higher average outstanding debt balance as compared to the prior period. The Company's debt outstanding at March 31, 2002 was approximately $4.4 billion, compared to $3.5 billion at March 31, 2001. This was partially offset by a decrease in the Company's weighted average interest rates over the year from 7.26% at March 31, 2001 to 6.52% at March 31, 2002.

        Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the quarters ended March 31, 2002 and 2001 were $1.2 million and $1.7 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the quarters ended March 31, 2002 and 2001 was $7.8 million and $16.1 million, respectively. These costs are not included in the interest expense discussed above.

        Depreciation and amortization expense for the Same Property Portfolio increased as a result of capital and tenant improvements made after March 31, 2001. Additional increases in depreciation and amortization expense for the Total Portfolio were mainly due to the properties the Company acquired or placed in service after January 1, 2001 and related capital and tenant improvements.

        The decrease in net derivative losses from $3.1 million for the quarter ended March 31, 2001 to $0.3 million for the quarter ended March 31, 2002 is primarily a result of an increase in the Company's fair value of its remaining interest rate contracts. In addition, we repaid two interest rate contracts and a swap contract during 2001 which all had negative fair values. This was offset by the change in fair value of the Company's Series Z preferred stock. Although the Series Z preferred stock was converted into common units, the Company recorded the change in value through the conversion date based on the change in the Company's common stock price.

        The gain on sale for the quarter ended March 31, 2002 is a result of the disposition of Fullerton Square, consisting of two office/technical properties totaling 179,453 square feet in Springfield, Virginia for net proceeds of approximately $22.2 million. This resulted in a gain on sale of approximately $5.8 million (net of minority interest share of approximately $1.3 million). The gain on sale for the quarter ended March 31, 2001 is a result of the disposition of 25–33 Dartmouth Street in Westwood, Massachusetts, an industrial building totaling approximately 78,000 square feet. The Company received net proceeds of approximately $6.6 million, resulting in a gain on sale of approximately $4.7 million (net of minority interest share of approximately $1.1 million).

Liquidity and Capital Resources

        The Company's consolidated indebtedness at March 31, 2002 was approximately $4.4 billion and bore interest at a weighted average interest rate of approximately 6.52% per annum. Based on the

Company's total market capitalization at March 31, 2002 of approximately $9.3 billion, the Company's consolidated debt represents 47.0% of its total market capitalization.

        The Company has a $605 million Unsecured Line of Credit with Fleet National Bank, as agent. The Company uses the Unsecured Line of Credit principally to facilitate its development and acquisition activities and for working capital purposes. As of May 10, 2002, the Company had no amounts outstanding under the Unsecured Line of Credit.

        The following represents the outstanding principal balances due under the first mortgages at March 31, 2002:

Properties	Interest Rate	Principal Amount	Maturity Date
	(in thousands)
Citigroup Center	7.19%	520,738	May 11, 2011
Embarcadero Center One, Two and Federal Reserve	6.70%	307,915	December 10, 2008
5 Times Square(1)	3.90%	309,486	January 26, 2003
Prudential Center	6.72%	287,064	July 1, 2008
280 Park Avenue	7.64%	267,159	February 1, 2011
599 Lexington Avenue(2)	7.00%	225,000	July 19, 2005
111 Huntington Avenue(3)	3.66%	193,277	September 27, 2002
Times Square Tower(4)	3.85%	158,876	November 29, 2004
Embarcadero Center Four	6.79%	151,082	February 1, 2008
875 Third Avenue(5)	8.00%	148,228	January 1, 2003
Embarcadero Center Three	6.40%	144,023	January 1, 2007
Two Independence Square (6)	8.09%	114,771	February 27, 2003
Riverfront Plaza	6.61%	112,626	February 1, 2008
Democracy Center	7.05%	105,587	April 1, 2009
Embarcadero Center West Tower	6.50%	96,085	January 1, 2006
100 East Pratt Street	6.73%	89,956	November 1, 2008
601 and 651 Gateway Boulevard	8.40%	89,061	October 1, 2010
One Independence Square(7)	3.50%	75,000	August 20, 2003
Reservoir Place(8)	6.88%	71,283	November 1, 2006
One & Two Reston Overlook	7.45%	67,300	August 31, 2004
2300 N Street	6.88%	66,000	August 3, 2003
202, 206, 214 Carnegie Center	8.13%	62,261	October 1, 2010
New Dominion Technology Park, Building 1	7.70%	57,589	January 15, 2021
Capital Gallery	8.24%	55,775	August 15, 2006
Waltham Weston Corporate Center(9)	3.64%	52,644	February 13, 2004
504,506,508 Carnegie Center	7.39%	47,225	January 1, 2008
10 and 20 Burlington Mall Road(10)	7.25%	39,760	October 1, 2011
10 Cambridge Center	8.27%	35,101	May 1, 2010
1301 New York Avenue	(11)	31,395	August 15, 2009
Sumner Square	7.35%	30,075	September 1, 2013
Quorum Office Park(12)	3.55%	29,041	August 25, 2003
2600 Tower Oaks Boulevard(13)	3.81%	27,924	September 20, 2002
Eight Cambridge Center	7.73%	27,852	July 15, 2010
510 Carnegie Center	7.39%	27,047	January 1, 2008
Lockheed Martin Building	6.61%	25,616	June 1, 2008
Orbital Sciences—Buildings One and Three(14)	3.56%	25,572	August 19, 2002
University Place	6.94%	24,530	August 1, 2021
Reston Corporate Center	6.56%	24,166	May 1, 2008
Orbital Sciences—Building Two(15)	3.55%	23,611	June 13, 2003
191 Spring Street	8.50%	22,359	September 1, 2006
Bedford Business Park	8.50%	21,036	December 10, 2008

NIMA Building	6.51%	20,937	June 1, 2008
40 Shattuck Road(16)	3.65%	15,283	October 21, 2003
101 Carnegie Center	7.66%	7,969	April 1, 2006
Montvale Center	8.59%	7,383	December 1, 2006
302 Carnegie Center(17)	3.73%	6,969	April 1, 2003
Shaws Supermarket	3.30%	5,561	September 8, 2003
Hilltop Business Center	6.81%	5,545	March 1, 2019
201 Carnegie Center	7.08%	442	February 1, 2010

Total		$4,361,233

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

(5)
The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The stated principal balance at March 31, 2002 was $147.3 million and the interest rate was 8.75%.

(6)
The principal amount and interest rate shown has been adjusted to reflect the effective rate on the loan. The stated principal balance at December 31, 2001 was $115.0. The stated interest rate is 8.50% and continues at such rate through the loan expiration.

(7)
Outstanding principal bears interest at a floating rate of LIBOR + 1.75%.

(8)
The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The stated principal balance at March 31, 2002 was $64.5 million and the interest rate was 9.65%.

(9)
Total construction loan in the amount of $70.0 million at a variable rate of LIBOR + 1.70%. The maturity date can be extended for two one-year periods based on meeting certain conditions.

(10)
Includes outstanding indebtedness secured by 91 Hartwell Avenue.

(11)
Includes outstanding principal in the amounts of $19.7 million, $7.8 million and $4.0 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.

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

        NOTE: LIBOR and Eurodollar rate contracts in effect on March 31, 2002 ranged from 3.30% to 3.90%. The LIBOR and Eurodollar rates at March 31, 2002 were 1.88%.

Joint Ventures

        The Company has investments in eight unconsolidated joint ventures with ownership ranging from 25-51%. The Company does not have control of these partnerships, and therefore, they are accounted for using the equity method of accounting. At March 31, 2002, the Company's share of the debt related to these investments is equal to approximately $220.4 million. The table below summarizes the outstanding debt relative to the Company's investment in these joint venture properties at March 31, 2002:

Properties	Interest Rate	Principal Amount	Maturity Date
Metropolitan Square(51%)	8.23%	$70,265	May 1, 2010
Market Square North(50%)	7.70%	49,194	December 19, 2011
Discovery Square(50%)	3.60%	25,362	December 8, 2003
Two Freedom Square(50%)	3.74%	23,409	June 29, 2004
One Freedom Square(25%)	7.75%	19,083	June 30, 2012
265 Franklin Street(35%)	3.41%	18,900	October 1, 2003
140 Kendrick Street(25%)	7.51%	14,163	July 1, 2013

Total	6.67%	$220,376

General

        The Company has determined that its estimated cash flows and available sources of liquidity are adequate to meet liquidity needs for the next twelve months. The Company believes that its principal liquidity needs for the next twelve months are to fund normal recurring expenses, debt service requirements, current development costs not covered under construction loans and the minimum distribution required to maintain its REIT qualifications under the Internal Revenue Code of 1986, as amended. The Company believes that these needs will be fully funded from cash flows provided by operating and financing activities. The Company's operating properties and hotels require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended March 31, 2002, the Company's recurring capital expenditures totaled $2.9 million, $1.8 million, and $10.1 million for general capital expenditures, hotel capital expenditures, and tenant improvement and leasing commissions, respectively.

        The Company expects to meet liquidity requirements for periods beyond twelve months for the costs of development, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through construction loans, the incurrence of long-term secured and unsecured indebtedness, income from operations and sales of real estate and possibly the issuance of additional common and preferred units of Boston Properties Limited Partnership and equity securities of Boston Properties, Inc. In addition, the Company may finance the development, redevelopment or acquisition of additional properties by using our unsecured revolving line of credit.

        The Company has three construction loans maturing during 2002. The Company may exercise its extension options on these three loans. If the Company does not exercise its extension options, it will utilize its $605 million Line of Credit or obtain permanent long term financing. All of these buildings are in excess of 95% leased.

        The Company had construction projects in process, which require commitments to fund to completion. Equity commitments under these arrangements totaled approximately $194.6 million as of March 31, 2002. In addition, the Company has options to acquire land. If and when the Company exercises its option, the Company will fund the acquisitions using available cash or the Unsecured Line of Credit.

        Based on leases in place at March 31, 2002, leases with respect to 2.18% of the Company's Class A office buildings will expire in the remaining three quarters of 2002. While the Company is working to retain its current tenants in situations that are beneficial to them, conditions over the past year, including more sublet space available and decreasing rental rates across the board, make it difficult to predict what future changes may be and how they will effect the Company's re-leasing efforts.

        In addition, Arthur Andersen LLP has a lease for 620,947 square feet at Times Square Tower. Times Square Tower is a 1.2 million square foot office property that is expected to be completed during 2004. Because of our uncertainty over Arthur Andersen LLP's ultimate space needs, the Company has begun discussions with them about options ranging from reducing the size of the leased premises to termination of the lease. Meanwhile, the Company continues to actively market space in the building and is encouraged by the level of interest.

  Insurance

        In January 2002, the Company formed a wholly-owned subsidiary, IXP, Inc. (IXP), which will act as a captive insurance company to provide earthquake re-insurance coverage for the Company's Greater San Franciso properties. The accounts of IXP are consolidated within the Company. IXP is acting as a reinsurer for the Lexington insurance Company, rated AAA by Standard & Poors, for losses in excess of $25 million and any applicable deductibles, up to a $20.0 million limit. The Company has purchased earthquake insurance with coverage per occurrence and in the aggregate of $115 million, including the aforementioned $20.0 million that is reinsured by the Company's IXP subsidiary.

        In response to recent market conditions, the Company has secured $250 million of terrorism coverage, in the aggregate, on a portfolio-wide basis. The Company will continue to monitor the state of the insurance market.

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

        The following tables present the Company's FFO for the three months ended March 31, 2002 and 2001 (in thousands):

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Income from operations before minority interests and joint venture income	$67,134	$69,832
Add:
Real estate depreciation and amortization	44,499	35,557
Income from discontinued operations	697	738
Income from unconsolidated joint ventures	1,682	1,127
Less:
Derivative losses, net	303	3,055
Minority property partnerships' share of funds from operations	719	303
Preferred dividends and distributions	8,400	8,221

Funds from Operations	$104,590	$95,675
Add:
Net derivative losses	303	3,055
Early surrender lease payments received — contractual basis	3,927	—

FFO before net derivative losses and after early surrender lease payments received.	$108,820	$98,730

FFO available to common shareholders before net derivative losses and after early surrender lease payments received	$88,929	$79,201

        Reconciliation to Diluted Funds from Operations:

	Three Months Ended March 31, 2002		Three Months Ended March 31, 2001
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
Funds from Operations	$108,820	111,272	$98,730	110,556
Effect of Dilutive Securities
Convertible Preferred Units	6,757	10,823	6,578	11,011
Convertible Preferred Stock	1,643	2,625	1,643	2,625
Stock Options	—	1,387	—	1,837

Diluted FFO	$117,220	126,107	$106,951	126,029

Company's share of diluted FFO before net derivative losses and after early surrender lease payments received	$98,314	105,768	$88,379	104,160

Newly Issued Accounting Standards

        In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions for disposals of a segment of a business as addressed in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and addresses various implementation issues of SFAS No. 121. In addition, SFAS No. 144 extends the reporting requirements of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale. The Company adopted SFAS No. 144 as of January 1, 2002. The Company's adoption of SFAS No. 144 resulted in the presentation of the net operating results of properties sold during the three months ended March 31, 2002, as income from discontinued operations for all periods presented. SFAS No. 144 also resulted in the presentation of the gain on sale of properties sold during the three months ended March 31, 2002, as gain on sale of real estate from discontinued operations for all periods presented. The adoption of SFAS No. 144 did not have an impact on net income available to common shareholders. SFAS No. 144 only impacted the presentation of these held for sale properties within the consolidated statements of operations.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the risk of loss from adverse changes in market prices and interest rates. The primary market risk facing the Company is mortgage debt, which bears interest primarily at fixed rates, and therefore, the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted average interest rates by expected maturity dates for the fixed rate debt. The interest rate of the variable rate debt as of March 31, 2002 ranged from LIBOR plus 1.00% to LIBOR plus 2.00%. At March 31, 2002, we had hedge contracts totaling $150 million. The hedging agreements provide for a fixed interest rate when LIBOR is less than 5.80% and when LIBOR is between 6.70% and 9.00% for terms ranging from three to five years per the individual hedging agreements.

	Mortgage Debt (in thousands)
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Fixed Rate	$33,906	$372,843	$114,649	$277,880	$284,516	$2,354,145	3,437,939	$3,479,939
Weighted Average Interest Rate	7.32%	8.03%	7.35%	7.04%	7.79%	7.11%	7.27%	—
Variable Rate	$246,772	$465,001	$211,521	—	—	—	923,294	923,294

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Description
10.1	Boston Properties Deferred Compensation Plan, effective March 1, 2002
  (b)
  Reports on Form 8-K

    A Form 8-K dated January 22, 2002 was filed with the Securities and Exchange Commission to report under Item 5 of such report the information presented to investors and analysts and the Company's press release for the quarter and year ended December 31, 2001.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.
May 15, 2002	By:	/s/ DOUGLAS T. LINDE Douglas T. Linde, Chief Financial Officer (duly authorized officer and principal financial officer)

QuickLinks

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (unaudited)
BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
BOSTON PROPERTIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
SIGNATURE