Form 10-Q
period 2002-06-30
BOSTON PROPERTIES INC
filed 2002-08-14
CIK 1037540

Use these links to rapidly review the document
BOSTON PROPERTIES, INC. FORM 10-Q for the quarter ended June 30, 2002 TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, Par Value $.01	95,261,712
(Class)	(Outstanding on August 13, 2002)

BOSTON PROPERTIES, INC.
FORM 10-Q
for the quarter ended June 30, 2002

TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION
ITEM 1.	Consolidated Financial Statements:
	a)	Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001
	b)	Consolidated Statements of Operations for the six months ended June 30, 2002 and 2001
	c)	Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001
	d)	Consolidated Statements of Comprehensive Income for the six months and three months ended June 30, 2002 and 2001
	e)	Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001
	f)	Notes to the Consolidated Financial Statements
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
PART II.	OTHER INFORMATION
ITEM 4.	Submission of Matters to a Vote of Security Holders
ITEM 6.	Exhibits and Reports on Form 8-K
Signatures

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2002	December 31, 2001
	(in thousands, except for share amounts)
ASSETS
Real estate	$7,607,585	$7,457,906
Less: accumulated depreciation	(795,852)	(719,854)

Total real estate	6,811,733	6,738,052
Cash and cash equivalents	81,640	98,067
Escrows	22,776	23,000
Investments in securities	—	4,297
Tenant and other receivables	31,298	43,546
Accrued rental income	146,100	119,494
Deferred charges, net	148,239	107,573
Prepaid expenses and other assets	16,081	20,996
Investments in unconsolidated joint ventures	100,804	98,485

Total assets	$7,358,671	$7,253,510

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage notes and bonds payable	$4,415,724	$4,314,942
Accounts payable and accrued expenses	52,655	81,108
Dividends and distributions payable	83,707	79,561
Interest rate contracts	11,568	11,147
Accrued interest payable	17,635	9,080
Other liabilities	65,142	58,859

Total liabilities	4,646,431	4,554,697

Commitments and contingencies	—	—

Minority interests	825,730	844,740

Series A Convertible Redeemable Preferred Stock, liquidation preference $50.00 per share, 2,000,000 shares issued and outstanding	100,000	100,000

Stockholders' equity:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 91,545,294 and 90,780,591 issued and outstanding in 2002 and 2001, respectively	915	908
Additional paid-in capital	1,821,762	1,789,521
Dividends in excess of earnings	(16,152)	(17,669)
Treasury common stock, at cost	(2,722)	(2,722)
Unearned compensation	(3,598)	(2,097)
Accumulated other comprehensive loss	(13,695)	(13,868)

Total stockholders' equity	1,786,510	1,754,073

Total liabilities and stockholders' equity	$7,358,671	$7,253,510

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six months ended June 30,
	2002	2001
	(in thousands, except for per share amounts)
Revenue
Rental:
Base rent	$471,952	$391,862
Recoveries from tenants	57,824	52,949
Parking and other	24,554	27,279

Total rental revenue	554,330	472,090
Development and management services	6,423	6,507
Interest and other	3,582	8,733

Total revenue	564,335	487,330

Expenses
Operating	171,955	146,709
General and administrative	24,633	19,830
Interest	131,114	103,723
Depreciation and amortization	86,740	71,015
Loss on investments in securities	4,297	6,500

Total expenses	418,739	347,777

Income before net derivative losses, minority interests, income from unconsolidated joint ventures, minority interest in Operating Partnership, gain on sale of real estate, discontinued operations, cumulative effect of a change in accounting principle and preferred dividend	145,596	139,553
Net derivative losses	(5,129)	(7,788)
Minority interests in property partnerships	1,183	255
Income from unconsolidated joint ventures	3,341	1,844

Income before minority interest in Operating Partnership, gain on sale of real estate, discontinued operations, cumulative effect of a change in accounting principle and preferred dividend	144,991	133,864
Minority interest in Operating Partnership	(37,975)	(36,876)

Income before gain on sale of real estate, discontinued operations, cumulative effect of a change in accounting principle and preferred dividend	107,016	96,988
Gain on sale of real estate, net of minority interest	—	6,505

Income before discontinued operations, cumulative effect of a change in accounting principle and preferred dividend	107,016	103,493
Discontinued Operations:
Income from discontinued operations, net of minority interest	570	1,210
Gain on sales of real estate from discontinued operations, net of minority interest	5,840	—

Income before cumulative effect of a change in accounting principle and preferred dividend	113,426	104,703
Cumulative effect of a change in accounting principle, net of minority interest	—	(6,767)

Net income before preferred dividend	113,426	97,936
Preferred dividend	(3,286)	(3,291)

Net income available to common shareholders	$110,140	$94,645

Basic earnings per share:
Income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$1.14	$1.12
Discontinued operations	0.07	0.01
Cumulative effect of a change in accounting principle	—	(0.07)

Net income available to common shareholders	$1.21	$1.06

Weighted average number of common shares outstanding	91,146	89,365

Diluted earnings per share:
Income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$1.12	$1.09
Discontinued operations	0.07	0.01
Cumulative effect of a change in accounting principle	—	(0.07)

Net income available to common shareholders	$1.19	$1.03

Weighted average number of common and common equivalent shares outstanding	92,897	91,739

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,
	2002	2001
	(in thousands, except for per share amounts)
Revenue
Rental:
Base rent	$242,846	$207,094
Recoveries from tenants	30,112	27,058
Parking and other	12,458	13,533

Total rental revenue	285,416	247,685
Development and management services	2,289	3,110
Interest and other	2,310	4,289

Total revenue	290,015	255,084

Expenses
Operating	86,866	76,639
General and administrative	13,564	9,880
Interest	67,327	55,870
Depreciation and amortization	43,796	36,474
Loss on investments in securities	—	6,500

Total expenses	211,553	185,363

Income before net derivative losses, minority interests, income from unconsolidated joint ventures, minority interest in Operating Partnership, gain on sale of real estate, discontinued operations, cumulative effect of a change in accounting principle and preferred dividend	78,462	69,721
Net derivative losses	(4,826)	(4,733)
Minority interests in property partnerships	712	510
Income from unconsolidated joint ventures	1,659	717

Income before minority interest in Operating Partnership, gain on sale of real estate, discontinued operations, cumulative effect of a change in accounting principle and preferred dividend	76,007	66,215
Minority interest in Operating Partnership	(19,589)	(17,998)

Income before gain on sale of real estate, discontinued operations, cumulative effect of a change in accounting principle and preferred dividend	56,418	48,217
Gain on sale of real estate, net of minority interest	—	1,851

Income before discontinued operations, cumulative effect of a change in accounting principle and preferred dividend	56,418	50,068
Discontinued Operations:
Income from discontinued operations, net of minority interest	—	618
Gain on sales of real estate from discontinued operations, net of minority interest	—	—

Income before cumulative effect of a change in accounting principle and preferred dividend	56,418	50,686
Cumulative effect of a change in accounting principle, net of minority interest	—	—

Net income before preferred dividend	56,418	50,686
Preferred dividend	(1,643)	(1,648)

Net income available to common shareholders	$54,775	$49,038

Basic earnings per share:
Income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$0.60	$0.54
Discontinued operations	—	—
Cumulative effect of a change in accounting principle	—	—

Net income available to common shareholders	$0.60	$0.54

Weighted average number of common shares outstanding	91,357	89,990

Diluted earnings per share:
Income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$0.59	$0.53
Discontinued operations	—	—
Cumulative effect of a change in accounting principle	—	—

Net income available to common shareholders	$0.59	$0.53

Weighted average number of common and common equivalent shares outstanding	93,016	92,274

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

	Six months ended June 30,		Three months ended June 30,
	2002	2001	2002	2001
	(unaudited and in thousands)
Net income available to common shareholders	$110,140	$94,645	$54,775	$49,038
Other comprehensive income (loss):
Amortization of interest rate contracts	173	—	173	—
Realized loss on investments in securities included in net income available to common shareholders	—	6,500	—	6,500
Unrealized gains (losses) on investments in securities:
Unrealized holding gains (losses) arising during the period	—	(1,608)	—	(971)
Less: reclassification adjustment for the cumulative effect of a change in accounting principle included in net income available to common shareholders	—	6,853	—	—
Unrealized derivative losses:
Transition adjustment of interest rate contracts	—	(11,414)	—	—
Effective portion of interest rate contracts	—	(2,454)	—	—

Other comprehensive income (loss)	173	(2,123)	173	5,529

Comprehensive income	$110,313	$92,522	$54,948	$54,567

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2002	2001
	(unaudited and in thousands)
Cash flows from operating activities:
Net income before preferred dividend	$113,426	$97,936
Adjustments to reconcile net income before preferred dividend to net cash provided by operating activities:
Depreciation and amortization	86,740	71,015
Non-cash portion of interest expense	2,763	1,818
Non-cash compensation expense	488	289
Loss on investments in securities	4,297	6,500
Non-cash portion of derivative losses	1,532	4,707
Minority interest in property partnerships	(2,721)	(255)
Distributions in excess of earnings from unconsolidated joint ventures	806	(1,360)
Minority interest in Operating Partnership	39,408	37,071
Gain on sales of real estate	(7,146)	(8,079)
Discontinued operations	186	400
Cumulative effect of a change in accounting principle	—	8,432
Change in assets and liabilities:
Escrows	224	(3,626)
Tenant and other receivables, net	12,248	515
Accrued rental income, net	(26,745)	(12,771)
Prepaid expenses and other assets	5,358	(2,986)
Accounts payable and accrued expenses	(13,225)	4,201
Accrued interest payable	8,555	6,468
Other liabilities	(1,774)	1,439
Tenant leasing costs	(25,152)	(9,903)

Total adjustments	85,842	103,875

Net cash provided by operating activities	199,268	201,811

Cash flows from investing activities:
Acquisitions/additions to real estate	(200,709)	(1,034,235)
Investments in unconsolidated joint ventures	(3,125)	(2,924)
Net proceeds from the sale of real estate	22,194	14,187
Deposits on real estate	8,057	—

Net cash used in investing activities	(173,583)	(1,022,972)

Cash flows from financing activities:
Borrowings on unsecured line of credit	10,000	111,200
Repayments of unsecured line of credit	(10,000)	(111,200)
Repayments of mortgage notes	(22,510)	(67,452)
Proceeds from mortgage notes	123,184	829,881
Bonds payable proceeds released from escrow	—	57,610
Dividends and distributions	(145,389)	(132,267)
Proceeds from stock transactions	2,646	3,657
Contributions from minority interest holder	—	39,383
Deferred financing costs	(43)	(24,844)

Net cash provided by (used in) financing activities	(42,112)	705,968

Net decrease in cash and cash equivalents	(16,427)	(115,193)
Cash and cash equivalents, beginning of period	98,067	280,957

Cash and cash equivalents, end of period	$81,640	$165,764

Supplemental disclosures:
Cash paid for interest	$132,903	$127,250

Interest capitalized	$13,107	$31,813

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$14,816	$1,208

Dividends and distributions declared but not paid	$83,707	$78,241

Issuance of Minority Interest in connection with the acquisition of real estate	$675	$—

Conversions of Minority Interest to Stockholders' Equity	$7,617	$112,069

Basis adjustment in connection with conversions of Minority Interest to Stockholders' Equity	$7,811	$32,432

Issuance of restricted shares to employees	$1,989	$1,827

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

        Boston Properties, Inc. (the "Company"), a Delaware corporation, is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the sole general partner of Boston Properties Limited Partnership (the "Operating Partnership") and at June 30, 2002, owned an approximate 75.3% general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as "common units of partnership interest" (also referred to as "OP Units") or "preferred units of partnership interest" (also referred to as "Preferred Units"). All references to OP Units and Preferred Units exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company ("Common Stock"), except that, the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. Each series of Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be converted into OP Units at the election of the holder thereof or the Company.

        All references to the Company refer to Boston Properties, Inc. and its subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

        As of June 30, 2002, the Company and the Operating Partnership had 91,545,294 and 20,512,784 shares of Common Stock and OP Units outstanding, respectively. In addition, the Company had 2,000,000 shares of Preferred Stock and the Operating Partnership had 8,666,264 Preferred Units outstanding.

  The Properties:

        As of June 30, 2002, the Company owned and had interests in a portfolio of 144 commercial real estate properties (147 and 145 properties at December 31, 2001 and June 30, 2001, respectively) (the "Properties") aggregating over 41.2 million square feet. The properties consist of 136 office properties with approximately 33.6 million net rentable square feet (including nine properties under development expected to contain approximately 3.3 million net rentable square feet) and approximately 6.0 million additional square feet of structured parking for 18,484 vehicles, five industrial properties with approximately 0.6 million net rentable square feet, and three hotels with a total of 1,054 rooms (consisting of approximately 1.0 million square feet). In addition, the Company owns, has under contract, or has an option to acquire 42 parcels of land totaling approximately 551.0 acres, which will support approximately 8.9 million square feet of development.

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

        In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes FASB SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions for disposals of a segment of a business as addressed in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and addresses various implementation issues of SFAS No. 121. In addition, SFAS No. 144 extends the reporting requirements of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale. The Company adopted SFAS No. 144 as of January 1, 2002. The Company's adoption of SFAS No. 144 resulted in the presentation of the net operating results of properties sold during the six months ended June 30, 2002, as income from discontinued operations for all periods presented. SFAS No. 144 also resulted in the presentation of the gain on sale of properties sold during the six months ended June 30, 2002, as gain on sale of real estate from discontinued operations for all periods presented (See Note 3). The adoption of SFAS No. 144 did not have an impact on net income available to common shareholders. SFAS No. 144 only impacted the presentation of these properties within the consolidated statements of operations.

3.  Real Estate Activity During the Six Months Ended June 30, 2002

        During the quarter ended June 30, 2002, the Company placed in service the 111 Huntington Avenue development project, consisting of an approximately 859,484 net rentable square foot office tower and approximately 93,582 net rentable square feet of retail space at the Prudential Center in Boston, Massachusetts. During the quarter ended March 31, 2002, the Company placed in service two development projects consisting of Five Times Square, a 1,099,154 net rentable square foot office building in New York City and 7300 Boston Boulevard, a 32,000 net rentable square foot office/technical building in Springfield, Virginia.

        On March 4, 2002 the Company disposed of Fullerton Square consisting of two office/technical properties totaling 179,453 net rentable square feet in Springfield, Virginia for net proceeds of approximately $22.2 million, resulting in a gain on sale of approximately $5.8 million (net of minority interest share of approximately $1.3 million). In addition, the Company disposed of 7600, 7700 and 7702 Boston Boulevard consisting of three office/technical properties totaling approximately 195,227 net rentable square feet in Springfield, Virginia. Due to the structure of the transaction and certain continuing involvement provisions related to the three Boston Boulevard properties, that transaction does not qualify as a sale for financial reporting purposes and has been accounted for as a financing transaction. Under the financing method, the cost of real estate and other assets totaling approximately $15.5 million continues to be reflected within the accompanying consolidated balance sheets, the cash received from the buyer totaling approximately $8.1 million has been recorded in other liabilities and notes receivable totaling approximately $18.9 million have not been reflected in the financial statements. The Company expects to complete this transaction during the fourth quarter 2002 upon completion of the construction of the 7702 Boston Boulevard property.

4.  Investments in Unconsolidated Joint Ventures

        The investments in unconsolidated joint ventures consists of the following:

Entity	Property	Nominal % Ownership
One Freedom Square LLC	One Freedom Square	25	%(1)
Square 407 LP	Market Square North	50%
The Metropolitan Square Associates LLC	Metropolitan Square	51%
BP 140 Kendrick Street LLC	140 Kendrick Street	25	%(1)
BP/CRF 265 Franklin Street Holdings LLC	265 Franklin Street	35%
Discovery Square LLC	Discovery Square(2)	50%
BP/CRF 901 New York Avenue LLC	901 New York Ave.(2)	25	%(1)
Two Freedom Square LLC	Two Freedom Square(2)	50%

(1)
Ownership can increase based on the achievement of certain return thresholds

(2)
Property is currently under development

        The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	June 30, 2002	December 31, 2001
ASSETS
Real estate, net	$745,009	$720,568
Other assets	42,728	40,670

Total assets	$787,737	$761,238

LIABILITIES AND PARTNERS' EQUITY
Mortgage and construction loans payable	$533,420	$507,865
Other liabilities	12,336	16,497
Partners' equity	241,981	236,876

Total liabilities and partners' equity	$787,737	$761,238

Company's share of equity	$100,804	$98,485

        The summarized statements of operations of the joint ventures are as follows:

	For the six months ended June 30,		For the three months ended June 30,
	2002	2001	2002	2001
	(unaudited)
Total revenue	$43,087	$39,960	$22,181	$19,482
Expenses
Operating	12,396	11,454	6,323	5,692
Interest	16,126	16,830	8,026	8,291
Depreciation and amortization	7,317	6,651	3,886	3,512

Total expenses	35,839	34,935	18,235	17,495

Net income	$7,248	$5,025	$3,946	$1,987

Company's share of net income	$3,341	$1,844	$1,659	$717

5.  Commitments and Contingencies

        The Company carries insurance coverage on its properties of types and in amounts that it believes are in line with coverage customarily obtained by owners of similar properties. The Company believes that all of its properties are adequately insured. The property insurance that the Company maintains for its properties has historically been on an "all risk" basis, including losses caused by acts of terrorism. However, following the terrorist activity of September 11, 2001, and in light of the resulting uncertainty in the insurance market, many insurance companies have indicated that they will exclude insurance against acts of terrorism from their "all risk" policies. The Company's "all risk" insurance coverage in place for the current policy year contains specific exclusions for losses attributable to acts of terrorism. In response to recent market conditions, the Company has secured, on a portfolio-wide basis, terrorism insurance in the amount of $250 million on a per occurrence and annual aggregate basis. Higher coverage amounts and coverage for bio-terrorism continue to be unavailable on commercially reasonable terms or, in some cases, at all. The Company will continue to monitor the state of the insurance market. Further, there are other types of losses, such as from wars or catastrophic acts of nature, for which the Company cannot obtain insurance at all or at a reasonable cost. In the event of an uninsured loss or a loss in excess of its insurance limits, the Company could lose both the revenues generated from the affected property and the capital it has invested in the affected property; depending on the specific circumstances of the affected property it is possible that the Company could be liable for any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Company's business and financial condition and results of operations.

        In January 2002, the Company formed a wholly-owned subsidiary, IXP, Inc. (IXP) which will act as a captive insurance company to provide earthquake re-insurance coverage for the Company's Greater San Francisco properties. The accounts of IXP are consolidated within the Company. IXP is acting as a reinsurer for the Lexington Insurance Company, rated AAA by Standards & Poors, for losses in excess of $25.0 million and any applicable deductibles, up to a $20.0 million limit. The Company has purchased earthquake insurance with coverage per occurrence and in the aggregate of $115.0 million, including the aforementioned $20.0 million that is reinsured by the Company's IXP subsidiary.

6.  Minority Interests

        Minority interests in the Company relate to the interest in the Operating Partnership not owned by Boston Properties, Inc. and an interest in a property partnership that is not owned by the Company. As of June 30, 2002, the minority interest in the Operating Partnership consisted of 20,512,784 OP Units and 8,666,264 Preferred Units held by parties other than Boston Properties, Inc.

        On May 2, 2002, Boston Properties, Inc., as general partner of the Operating Partnership, determined a distribution on the OP Units in the amount of $0.61 per OP Unit payable on July 30, 2002 to OP Unit holders of record on June 28, 2002.

        On May 15, 2002, the Operating Partnership paid a distribution on 2,474,183 Series One Preferred Units at $0.61625 per unit and paid a distribution on the 6,213,131 Series Two and Three Preferred Units of $0.79247 per unit.

7.  Redeemable Preferred Stock and Stockholders' Equity

        On May 2, 2002, the Board of Directors of the Company declared a second quarter dividend in the amount of $0.61 per share of Common Stock payable on July 30, 2002 to shareholders of record on June 28, 2002.

        On May 15, 2002, the Company paid a dividend on the 2,000,000 shares of Series A Convertible Redeemable Preferred Stock (the "Preferred Stock"), $50 liquidation preference per share, of approximately $0.79247 per share. In addition, on May 2, 2002, the Board of Directors of the Company declared a dividend of $0.81918 per share on the Preferred Stock payable on August 15, 2002 to shareholders of record on June 28, 2002. On July 9, 2002, a portion of this dividend amount was due and paid to shareholders as a result of the conversion of all of the Preferred Stock into shares of Common Stock. These shares of Preferred Stock are not classified as equity as in certain instances they are convertible into shares of Common Stock at the election of the holder or are redeemable for cash at the election of the holder in six annual tranches commencing on May 12, 2009.

8.  Earnings Per Share

	For the Three Months Ended June 30, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings:
Income available to common shareholders	$54,775	91,357	$0.60
Effect of Dilutive Securities:
Stock Options and other	—	1,659	(.01)

Diluted Earnings:
Net income	$54,775	93,016	$0.59

	For the Three Months Ended June 30, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings:
Income available to common shareholders	$49,038	89,990	$0.54
Effect of Dilutive Securities:
Stock Options and other	—	2,284	(.01)

Diluted Earnings:
Net income	$49,038	92,274	$0.53

	For the Six Months Ended June 30, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings:
Income available to common shareholders	$110,140	91,146	$1.21
Effect of Dilutive Securities:
Stock Options and other	155	1,751	(0.02)

Diluted Earnings:
Net income	$110,295	92,897	$1.19

	For the Six Months Ended June 30, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings:
Income available to common shareholders	$94,645	89,365	$1.06
Effect of Dilutive Securities:
Stock Options and other	—	2,374	(0.03)

Diluted Earnings:
Net income	$94,645	91,739	$1.03

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

        Information by geographic area and property type:

        Three months ended June 30, 2002:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A	$65,011	$57,137	$78,815	$53,469	$15,661	$270,093
Office/Technical	2,038	3,795	—	463	—	6,296
Industrial	292	—	—	403	191	886
Hotels	8,141	—	—	—	—	8,141

Total	75,482	60,932	78,815	54,335	15,852	285,416

% of Total	26.45%	21.35%	27.61%	19.04%	5.55%	100.00%
Rental Expenses:
Class A	21,287	15,077	23,517	17,945	5,807	83,633
Office/Technical	424	703	—	101	—	1,228
Industrial	87	—	—	63	36	186
Hotels	1,819	—	—	—	—	1,819

Total	23,617	15,780	23,517	18,109	5,843	86,866

% of Total	27.19%	18.16%	27.07%	20.85%	6.73%	100.00%

Net Operating Income	$51,865	$45,152	$55,298	$36,226	$10,009	$198,550

% of Total	26.12%	22.74%	27.85%	18.25%	5.04%	100.00%

        Three months ended June 30, 2001:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A	$52,697	$55,888	$53,191	$53,542	$15,612	$230,930
Office/Technical	2,108	3,292	—	502	—	5,902
Industrial	254	327	—	352	211	1,144
Hotels	9,709	—	—	—	—	9,709

Total	64,768	59,507	53,191	54,396	15,823	247,685

% of Total	26.15%	24.03%	21.47%	21.96%	6.39%	100.00%
Rental Expenses:
Class A	18,112	13,949	18,221	18,266	5,113	73,661
Office/Technical	639	547	—	99	—	1,285
Industrial	93	112	—	78	30	313
Hotels	1,380	—	—	—	—	1,380

Total	20,224	14,608	18,221	18,443	5,143	76,639

% of Total	26.39%	19.06%	23.78%	24.06%	6.71%	100.00%

Net Operating Income	$44,544	$44,899	$34,970	$35,953	$10,680	$171,046

% of Total	26.04%	26.25%	20.45%	21.02%	6.24%	100.00%

        The following is a reconciliation of net operating income to income before net derivative losses, minority interests and income from unconsolidated joint ventures:

	Three Months Ended June 30,
	2002	2001
Net operating income	$198,550	$171,046
Add:
Development and management services	2,289	3,110
Interest and other	2,310	4,289
Less:
General and administrative	(13,564)	(9,880)
Interest expense	(67,327)	(55,870)
Depreciation and amortization	(43,796)	(36,474)
Loss on investments in securities	—	(6,500)

Income before net derivative losses, minority interests, income from unconsolidated joint ventures, minority interest in Operating Partnership, gain on sale of real estate, discontinued operations, cumulative effect of a change in accounting principle and preferred dividend	$78,462	$69,721

        Information by geographic area and property type:

        Six months ended June 30, 2002:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A	$125,163	$113,781	$148,310	$108,555	$32,059	$527,868
Office/Technical	4,181	7,127	—	953	—	12,261
Industrial	525	—	—	759	379	1,663
Hotels	12,538	—	—	—	—	12,538

Total	142,407	120,908	148,310	110,267	32,438	554,330

% of Total	25.69%	21.81%	26.76%	19.89%	5.85%	100.00%
Rental Expenses:
Class A	43,159	30,014	44,746	36,725	11,373	166,017
Office/Technical	836	1,364	—	189	—	2,389
Industrial	170	—	—	120	73	363
Hotels	3,186	—	—	—	—	3,186

Total	47,351	31,378	44,746	37,034	11,446	171,955

% of Total	27.54%	18.25%	26.02%	21.54%	6.65%	100.00%

Net Operating Income	$95,056	$89,530	$103,564	$73,233	$20,992	$382,375

% of Total	24.86%	23.41%	27.09%	19.15%	5.49%	100.00%

        Six months ended June 30, 2001:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A	$104,259	$110,810	$89,603	$105,197	$32,320	$442,189
Office/Technical	3,810	6,383	—	1,013	—	11,206
Industrial	687	678	—	750	362	2,477
Hotels	16,218	—	—	—	—	16,218

Total	124,974	117,871	89,603	106,960	32,682	472,090

% of Total	26.47%	24.97%	18.98%	22.66%	6.92%	100.00%
Rental Expenses:
Class A	36,237	28,209	30,821	35,315	10,202	140,784
Office/Technical	1,165	1,194	—	181	—	2,540
Industrial	260	260	—	134	60	714
Hotels	2,671	—	—	—	—	2,671

Total	40,333	29,663	30,821	35,630	10,262	146,709

% of Total	27.49%	20.22%	21.01%	24.29%	6.99%	100.00%

Net Operating Income	$84,641	$88,208	$58,782	$71,330	$22,420	$325,381

% of Total	26.01%	27.11%	18.07%	21.92%	6.89%	100.00%

        The following is a reconciliation of net operating income to income before net derivative losses, minority interests and income from unconsolidated joint ventures:

	Six Months Ended June 30,
	2002	2001
Net operating income	$382,375	$325,381
Add:
Development and management services	6,423	6,507
Interest and other	3,582	8,733
Less:
General and administrative	(24,633)	(19,830)
Interest expense	(131,114)	(103,723)
Depreciation and amortization	(86,740)	(71,015)
Loss on investments in securities	(4,297)	(6,500)

Income before net derivative losses, minority interests, income from unconsolidated joint ventures, minority interest in Operating Partnership, gain on sale of real estate, discontinued operations, cumulative effect of a change in accounting principle and preferred dividend	$145,596	$139,553

10. Subsequent Event

        On July 9, 2002, the Company issued 3,690,900 shares of Common Stock as a result of (1) the conversion of all of the Company's Preferred Stock into an aggregate of 2,624,671 shares of Common Stock and (2) the conversion of 812,469 Preferred Units into 1,066,229 OP Units, which OP Units were acquired by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock. In addition, the Company paid the remaining preferred dividends and distributions due to those holders of Preferred Stock and Preferred Units that converted. As a result of these conversions, the Company has no Preferred Stock outstanding and the Operating Partnership has 5,400,662 Series Two Preferred Units and no Series Three Preferred Units outstanding.

ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Actual results or developments could differ materially from those projected in such statements as a result of certain factors set forth in the section below entitled "Certain Factors Affecting Future Operating Results" and elsewhere in this Report.

Critical Accounting Policies

        The SEC published cautionary advice in December 2001 regarding MD&A disclosure of critical accounting policies. In response to that release the Company believes the following critical accounting policies impact the Company's significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Revenue Recognition

        Base rental revenue is reported on a straight-line basis over the terms of the respective leases. Accrued rental income represents rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements. We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments.

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

        Gains from sales of real estate at the time of sale using the full accrual method, provided that various criteria related to the terms of the transactions and any subsequent involvement by us with the properties sold are met. If the criteria are not met, the Company defers the gains and recognizes them when the criteria are met or using the finance, installment or cost recovery methods, as appropriate under the circumstances

Income Taxes

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

Results of Operations

        From January 1, 2001 through June 30, 2002, the Company's portfolio decreased from 145 properties to 144 properties (the "Total Portfolio"). As a result of changes in the Company's Total Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the six and three months ended June 30, 2002 and 2001 show separately changes attributable to the properties that were owned by the Company throughout each period compared (the "Same Property Portfolio") and the changes attributable to the Total Portfolio.

Comparison of the six months ended June 30, 2002 to the six months ended June 30, 2001.

        The table below reflects selected operating information for the Same Property Portfolio and the Total Portfolio. The Same Property Portfolio consists of the 116 properties acquired or placed in service on or prior to January 1, 2001 and owned by the Company through June 30, 2002.

	SAME PROPERTY PORTFOLIO
	2002	2001	INCREASE/ (DECREASE)	% CHANGE
	(Dollars in thousands)
Revenue:
Rental revenue	$451,543	$448,103	$3,440	0.8%
Development and management services	—	—	—	—
Interest and other	—	—	—	—

Total revenue	451,543	448,103	3,440	0.8%

Expenses:
Operating	144,854	139,476	5,378	3.9%

Net Operating Income	306,689	308,627	(1,938)	(0.7)%

General and administrative	—	—	—	—
Interest	—	—	—	—
Depreciation and amortization	68,621	66,946	1,675	2.5%
Loss on investments in securities	—	—	—	—

Income before net derivative losses, minority interests and income from unconsolidated joint ventures	$238,068	$241,681	$(3,613)	(1.5)%

	TOTAL PORTFOLIO
	2002	2001	INCREASE/ (DECREASE)	% CHANGE
	(Dollars in thousands)
Revenue:
Rental revenue	$554,330	$472,090	$82,240	17.5%
Development and management services	6,423	6,507	(84)	(1.3)%
Interest and other	3,582	8,733	(5,151)	(59.0)%

Total revenue	564,335	487,330	77,005	15.8%

Expenses:
Operating	171,955	146,709	25,246	17.2%

Net Operating Income	392,380	340,621	51,759	15.2%

General and administrative	24,633	19,830	4,803	24.3%
Interest	131,114	103,723	27,391	26.4%
Depreciation and amortization	86,740	71,015	15,725	22.2%
Loss from investments in securities	4,297	6,500	(2,203)	(33.9)%

Income before net derivative losses, minority interests and income from unconsolidated joint ventures	$145,596	$139,553	$6,043	4.4%

        The increase in rental revenue in the Company's Same Property Portfolio is primarily a result of an overall increase in rental rates on new leases and rollovers for the office portfolio offset by a decrease from period-to-period of approximately $3.8 million in revenue from the three hotel properties. Rental revenue is comprised of base rent, including termination fees, recoveries from tenants, parking and other. Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Accrued rental income represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Straight-line rent for the six months ended June 30, 2002 was $27.0 million compared to $12.5 million for the six months ended June 30, 2001. Termination fees decreased from $3.6 million for the six months ended June 30, 2001 to $1.7 million for the six months ended June 30, 2002. The increase in straight-line rent and rental revenue in the Total Portfolio primarily relates to the acquisition of Citigroup Center and the placing into service of Five Times Square and 111 Huntington Avenue that accounted for approximately $71.1 million of the $82.2 million increase. Additional increases in rental revenue in the Total Portfolio are primarily the result of rental revenues earned on other properties the Company acquired or placed in service after January 1, 2001 or disposed of prior to June 30, 2002.

        The decrease in interest and other revenue is a result of less interest earned due to lower average cash balances maintained and lower interest rates on cash balances during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. During the six months ended June 30, 2001, the higher average cash balance was a result of the proceeds remaining from the Company's public offering in October 2000.

        Property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in our Same Property Portfolio increased mainly due to increases in real estate taxes of $2.5 million, or 4.5%, and an increase in insurance of $2.1 million, or 67.4%. The office leases include reimbursement for a portion of these operating expenses. The increase in insurance is primarily due to higher rates resulting from the events surrounding September 11, 2001. The increase in real estate taxes was primarily due to higher property tax assessments. Small increases in the other property operating expenses account for the remaining difference. Additional increases in property operating expenses in our Total Portfolio were due to the additions of the Citigroup Center, Five Times Square and 111 Huntington Avenue properties and other properties that we acquired or placed in service after January 1, 2001 or properties disposed of prior to June 30, 2002.

        General and administrative expenses in the Total Portfolio increased by $4.8 million of which $2.8 million related to the write-off of unrecoverable leasing commissions related to the Company's termination of the lease with Arthur Andersen for 620,947 square feet at the Times Square Tower development project. The remaining increase related primarily to increases in compensation expense.

        Interest expense for our Total Portfolio increased primarily as a result of placing into service the Five Times Square and 111 Huntington Avenue properties and new mortgage debt incurred related to the acquisition of Citigroup Center. Our total debt outstanding at June 30, 2002 was approximately $4.4 billion, compared to $4.2 billion at June 30, 2001. The increase in new mortgage debt was partially offset by a decrease in the Company's weighted-average interest rates over the year from 7.04% at June 30, 2001 to 6.48% at June 30, 2002.

        Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the six months ended June 30, 2002 and 2001 were $2.5 million and $3.6 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the six months ended June 30, 2002 and 2001 was $13.1 million and $31.9 million, respectively. These costs are not included in the interest expense discussed above.

        Depreciation and amortization expense for the Same Property Portfolio increased as a result of capital and tenant improvements made after June 30, 2001. Additional increases in depreciation and amortization expense in our Total Portfolio were due to the additions of the Citigroup Center, Five Times Square and 111 Huntington Avenue properties and other properties that we acquired or placed in service after January 1, 2001 or properties disposed of prior to June 30, 2002.

        The gain on sale for the six months ended June 30, 2002 is a result of the disposition of Fullerton Square, consisting of two office/technical properties totaling 179,453 square feet in Springfield, Virginia for net proceeds of approximately $22.2 million. This resulted in a gain on sale of approximately $5.8 million (net of minority interest share of approximately $1.3 million). The gain on sale for the six months ended June 30, 2001 is a result of the disposition of 25-33 Dartmouth Street in Westwood, Massachusetts, an industrial building totaling approximately 78,000 square feet and Maryland Industrial Park, Buildings Two and Three in Landover, Maryland, consisting of two industrial buildings totaling 183,945 square feet. The Company received net proceeds of approximately $14.2 million, resulting in a gain on sale of approximately $6.5 million (net of minority interest share of approximately $1.6 million).

Comparison of the three months ended June 30, 2002 to the three months ended June 30, 2001.

        The table below reflects selected operating information for the Same Property Portfolio and the Total Portfolio. The Same Property Portfolio consists of the 118 properties acquired or placed in service on or prior to April 1, 2001 and owned by the Company through June 30, 2002.

	SAME PROPERTY PORTFOLIO
	2002	2001	INCREASE/ (DECREASE)	% CHANGE
	(Dollars in thousands)
Revenue:
Rental revenue	$231,015	$228,675	$2,340	1.1%
Development and management services	—	—	—	—
Interest and other	—	—	—	—

Total revenue	231,015	228,675	2,340	1.1%

Expenses:
Operating	72,705	70,385	2,320	3.3%

Net Operating Income	158,310	158,290	20	0.1%

General and administrative	—	—	—	—
Interest	—	—	—	—
Depreciation and amortization	34,491	33,287	1,204	3.7%
Loss on investments in securities	—	—	—	—

Income before net derivative losses, minority interests And income from unconsolidated joint ventures	123,819	125,003	$(1,184)	(1.0)%

	TOTAL PORTFOLIO
	2002	2001	INCREASE/ (DECREASE)	% CHANGE
	(Dollars in thousands)
Revenue:
Rental revenue	$285,416	$247,685	$37,731	15.3%
Development and management services	2,289	3,110	(821)	(26.4)%
Interest and other	2,310	4,289	(1,979)	(46.2)%

Total revenue	290,015	255,084	34,931	13.7%

Expenses:
Operating	86,866	76,639	10,227	13.4%

Net Operating Income	203,149	178,445	24,704	13.9%

General and administrative	13,564	9,880	3,684	37.3%
Interest	67,327	55,870	11,457	20.5%
Depreciation and amortization	43,796	36,474	7,322	20.1%
Loss on investments in securities	—	6,500	(6,500)	(100.0)%

Income before net derivative losses, minority interests And income from unconsolidated joint ventures	$78,462	$69,721	$8,741	12.6%

        The increase in rental revenue in the Company's Same Property Portfolio is primarily a result of an overall increase in rental rates on new leases and rollovers for the office portfolio offset by a decrease from period-to-period of approximately $1.5 million in revenue from the three hotel properties. Rental revenue is comprised of base rent, including termination fees, recoveries from tenants, parking and other. Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Accrued rental income represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Straight line rent for the quarter ended June 30, 2002 was $12.2 million compared to $6.5 million for the quarter ended June 30, 2001. Termination fees decreased from $2.5 million for the quarter ended June 30, 2001 to $1.2 million for the quarter ended June 30, 2002. The occupancy for the Same Property Portfolio decreased from 97.7% as of June 30, 2001 to 95.0% as of June 30, 2002. The increase in straight-line rent and rental revenue in the Total Portfolio primarily relates to the acquisition of Citigroup Center and the placing into service of Five Times Square and 111 Huntington Avenue that accounted for approximately $32.2 million of the $37.7 million increase. Additional increases in rental revenue in the Total Portfolio are primarily the result of rental revenues earned on other properties the Company acquired or placed in service after July 1, 2001 or disposed of prior to June 30, 2002 offset by a decrease in overall occupancy from 97.0% to 95.3%.

        The decrease in development and management services revenue is mainly due to the completion of certain development and management services contracts during 2002.

        The decrease in interest and other revenue is a result of less interest earned due to lower average cash balances maintained and lower interest rates on cash balances during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. During the quarter ended June 30, 2001, the higher average cash balance was a result of the proceeds remaining from the Company's public offering in October 2000.

        Property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in our Same Property Portfolio increased mainly due to increases in real estate taxes of $1.4 million, or 5.1%. The office leases include reimbursement for a portion of these operating expenses. The increase in real estate taxes was primarily due to higher property tax assessments. Small increases in the other property operating expenses account for the remaining difference. Additional increases in property operating expenses in our Total Portfolio were due to the additions of the Citigroup Center, Five Times Square and 111 Huntington Avenue properties and other properties that we acquired or placed in service after July 1, 2001 or properties disposed of prior to June 30, 2002.

        General and administrative expenses in the Total Portfolio increased by $3.7 million of which $2.8 million related to the write-off of unrecoverable leasing commissions related to the Company's termination of the lease with Arthur Andersen for 620,947 square feet at the Times Square Tower development project. The remaining increase related primarily to increases in compensation expense.

        Interest expense for our Total Portfolio increased primarily as a result of placing into service the Five Times Square and 111 Huntington Avenue properties and new mortgage debt incurred related to the acquisition of Citigroup Center. Our total debt outstanding at June 30, 2002 was approximately $4.4 billion, compared to $4.2 billion at June 30, 2001. The increase in new mortgage debt was partially offset by a decrease in the Company's weighted-average interest rates over the year from 7.04% at June 30, 2001 to 6.48% at June 30, 2002.

        Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the quarters ended June 30, 2002 and 2001 were $1.2 million and $1.9 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the quarters ended June 30, 2002 and 2001 was $5.3 million and $15.8 million, respectively. These costs are not included in the interest expense discussed above.

        Depreciation and amortization expense for the Same Property Portfolio increased as a result of capital and tenant improvements made after June 30, 2001. Additional increases in depreciation and amortization expense in our Total Portfolio were due to the additions of the Citigroup Center, Five Times Square and 111 Huntington Avenue properties and other properties that we acquired or placed in service after July 1, 2001, or properties disposed of prior to June 30, 2002.

        The gain on sale for the three months ended June 30, 2001 is a result of the disposition of Maryland Industrial Park, Buildings Two and Three in Landover, Maryland, consisting of two industrial buildings totaling 183,945 square feet. The Company received net proceeds of approximately $7.6 million, resulting in a gain on sale of approximately $1.9 million (net of minority interest share of approximately $0.4 million).

Liquidity and Capital Resources

        The Company's consolidated indebtedness at June 30, 2002 was approximately $4.4 billion and bore interest at a weighted-average interest rate of approximately 6.48% per annum. Based on the Company's total market capitalization at June 30, 2002 of approximately $9.4 billion, the Company's consolidated debt represents 46.9% of its total market capitalization.

        The Company has a $605.0 million unsecured revolving line of credit (the "Unsecured Line of Credit") with Fleet Bank, as agent. The Company uses its Unsecured Line of Credit principally to facilitate its development and acquisition activities and for working capital purposes. As of August 12, 2002, the Company had $12.0 million outstanding under its Unsecured Line of Credit.

        The following represents the outstanding principal balances due under the first mortgages at June 30, 2002:

Properties	Interest Rate(1)	Principal Amount		Maturity Date
	(in thousands)
Citigroup Center	7.19%	$519,409		May 11, 2011
5 Times Square	3.84%	351,009	(2)	January 26, 2003
Embarcadero Center One, Two and Federal Reserve	6.70%	306,872		December 10, 2008
Prudential Center	6.72%	286,049		July 1, 2008
280 Park Avenue	7.64%	266,516		February 1, 2011
599 Lexington Avenue	7.00%	225,000	(3)	July 19, 2005
111 Huntington Avenue	3.59%	196,245	(4)	September 27, 2002
Times Square Tower	3.79%	170,751	(5)	November 29,2004
Embarcadero Center Four	6.79%	150,335		February 1, 2008
875 Third Avenue	8.00%	147,754	(6)	January 1, 2003
Embarcadero Center Three	6.40%	143,510		January 1, 2007
Two Independence Square	8.09%	114,450	(7)	February 27, 2003
Riverfront Plaza	6.61%	111,991		February 1, 2008
Democracy Center	7.05%	105,165		April 1, 2009
Embarcadero Center West Tower	6.50%	95,749		January 1, 2006
100 East Pratt Street	6.73%	89,528		November 1, 2008
601 and 651 Gateway Boulevard	8.40%	88,873		October 1, 2010
One Independence Square	3.44%	75,000	(8)	August 20, 2003
Reservoir Place	6.88%	70,622	(9)	November 1, 2006
One and Two Reston Overlook	7.45%	67,112		August 31, 2004
2300 N Street	6.88%	66,000		August 3, 2003
202, 206 & 214 Carnegie Center	8.13%	62,121		October 1, 2010
New Dominion Technology Park	7.70%	57,589		January 15, 2021
Capital Gallery	8.24%	55,480		August 15, 2006
Waltham Weston Corporate Center	3.58%	53,601	(10)	February 13, 2004
504, 506 & 508 Carnegie Center	7.39%	46,996		January 1, 2008
10 and 20 Burlington Mall Road	7.25%	39,662	(11)	October 1, 2011

Ten Cambridge Center	8.27%	34,972		May 1, 2010
1301 New York Avenue	7.16%	31,115	(12)	August 15, 2009
Sumner Square	7.35%	29,964		September 1, 2013
2600 Tower Oaks Boulevard	3.78%	29,457	(13)	October 10, 2002
Quorum Office Park	3.49%	29,041	(14)	August 25, 2003
Eight Cambridge Center	7.73%	27,754		July 15, 2010
510 Carnegie Center	7.39%	26,919		January 1, 2008
Lockheed Martin Building	6.61%	25,524		June 1, 2008
Orbital Sciences, Buildings One and Three	3.49%	25,473	(15)	August 19, 2002
University Place	6.94%	24,377		August 1, 2021
Reston Corporate Center	6.56%	24,077		May 1, 2008
Orbital Sciences, Building Two	3.49%	23,611	(16)	June 13, 2003
191 Spring Street	8.50%	22,266		September 1, 2006
Bedford Business Park	8.50%	20,891		December 10, 2008
NIMA Building	6.51%	20,861		June 1, 2008
40 Shattuck Road	3.59%	15,818	(17)	October 21, 2003
Shaws Supermarket	3.24%	12,080	(18)	September 8, 2003
101 Carnegie Center	7.66%	7,888		April 1, 2006
Montvale Center	8.59%	7,359		December 1, 2006
302 Carnegie Center	3.73%	6,969	(19)	April 1, 2003
Hilltop Business Center	6.81%	5,487		March 1, 2019
201 Carnegie Center	7.08%	432		February 1, 2010

Total		$4,415,724

(1)
Some of our mortgage notes and bonds are variable rate and subject to LIBOR and Eurodollar rate contracts. LIBOR and Eurodollar rate contracts in effect on June 30, 2002 ranged from 3.24% to 3.84%. The LIBOR and Eurodollar rates at June 30, 2002 were 1.84%.

(2)
Total construction loan in the amount of $420.0 million at a variable rate of Eurodollar + 2.00%. The maturity date can be extended for two one-year periods based on meeting certain conditions.

(3)
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

(6)
The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The stated principal balance at June 30, 2002 was $147.2 million and the interest rate was 8.75%.

(7)
The principal amount and interest rate shown has been adjusted to reflect the effective rate on the loan. The stated principal balance at June 30, 2002 was $114.6. The stated interest rate is 8.50% and continues at such rate through the loan expiration.

(8)
Outstanding principal bears interest at a floating rate of LIBOR + 1.75%.

(9)
The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The stated principal balance at June 30, 2002 was $64.1 million and the interest rate was 9.65%.

(10)
Total construction loan in the amount of $70.0 million at a variable rate of LIBOR + 1.70%. The maturity date can be extended for two one-year periods based on meeting certain conditions.

(11)
Includes outstanding indebtedness secured by 91 Hartwell Avenue.

(12)
Includes outstanding principal in the amounts of $19.6 million, $7.6 million and $3.9 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.

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

(18)
Total construction loan in the amount of $24.0 million at a variable rate of LIBOR + 1.40%. The maturity date can be extended for a period of one year and a second period of six months based on meeting certain conditions.

(19)
Total construction loan in the amount of $10.0 million at a variable rate of LIBOR + 1.85%. The maturity date can be extended for two one-year periods based on meeting certain conditions.

Joint Ventures

        The Company has investments in eight unconsolidated joint ventures with ownership ranging from 25-51%. The Company does not have control of these partnerships, and therefore, they are accounted for using the equity method of accounting. At June 30, 2002, the Company's share of the debt related to these investments is equal to approximately $226.8 million. The table below summarizes the outstanding debt relative to the Company's investment in these joint venture properties at June 30, 2002:

Properties	Interest Rate	Principal Amount		Maturity Date
		(in thousands)
Metropolitan Square (51%)	8.23%	$70,104		May 1, 2010
Market Square North (50%)	7.70%	49,012		December 19, 2011
Discovery Square (50%)	3.54%	28,102	(1)	December 8, 2003
Two Freedom Square (50%)	3.68%	27,532	(2)	June 29, 2004
One Freedom Square (25%)	7.75%	19,037		July 1, 2012
265 Franklin Street (35%)	3.14%	18,900		October 1, 2003
140 Kendrick Street (25%)	7.51%	14,130		July 1, 2013

Total	6.47%	$226,817

(1)
The Company has a repayment guarantee to the lender for an additional $5.6 million.

(2)
The Company has a repayment guarantee to the lender for an additional $4.0 million.

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

        For the six-months ended June 30, 2002, the Company's capital expenditures were comprised of:

Recurring capital expenditures	$6,499
Planned non-recurring capital expenditures associated with acquisition properties	18,732
Hotel improvements, equipment upgrades and replacements	2,636
Company's share of joint venture additions included in above	(523)
Development in process and tenant improvements	173,365

Acquisitions/additions to real estate	$200,709

        The Company has three construction loans maturing during 2002. The Company has extension options on these three loans. The Company expects to repay one of these loans totaling approximately $25.5 million using its Unsecured Line of Credit. The Company may exercise its extension options on the other two construction loans, repay these loans using unsecured indebtedness or may obtain long term secured permanent financing. The properties securing these loans are in excess of 95% leased.

        The Company expects to meet liquidity requirements for periods beyond twelve months for the costs of development, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through construction loans, the incurrence of long-term secured and unsecured indebtedness, income from operations and sales of real estate and possibly the issuance of additional common and preferred units of Boston Properties Limited Partnership and equity securities of Boston Properties, Inc. In addition, the Company may finance the development, redevelopment or acquisition of additional properties by using the unsecured revolving line of credit.

        The Company has construction projects in process, which require commitments to fund to completion. Equity commitments under these arrangements totaled approximately $189.1 million as of June 30, 2002. In addition, the Company has options to acquire land that requires minimum deposits that the Company will fund using available cash or its Unsecured Line of Credit.

        Based on leases in place at June 30, 2002, leases with respect to 1.70% of the Company's in-service Class A office space will expire in the remaining two quarters of 2002. While the Company is working to retain its current tenants in situations that are beneficial to them, conditions over the past year, including more sublet space available and decreasing rental rates across the board, make it difficult to predict what future changes may be and how they will effect the Company's re-leasing efforts.

        During the second quarter of 2002, Boston Properties terminated its lease with Arthur Andersen LLP for 620,947 square feet at Times Square Tower. Upon signing the lease on December 1, 2000, Boston Properties paid Insignia $5.64 million of the $17.3 million in leasing commissions associated with the transaction. In connection with the lease termination, Insignia agreed to return half of the

$5.64 million previously paid, leaving a balance of 2.82 million, which was written-off and included in general and administrative expenses.

        Mr. Turchin, a director of Boston Properties, is a non-executive/non-director Vice Chairman of Insignia. Through an arrangement with Insignia that has been in place since 1985, Turchin & Associates, an affiliate of Mr. Turchin, participates in brokerage activities for Insignia, some of which involve leases for space within buildings owned by Boston Properties. Of the $2.82 million of leasing commissions paid to Insignia by Boston Properties in connection with the Arthur Andersen lease, Turchin & Associates or its affiliates (collectively, "Turchin & Associates") received $382,627, according to information provided by Turchin & Associates. Mr Turchin did not participate in any discussions or other activities between Insignia and Boston Properties concerning the return by Insignia of $2.82 million in connection with the termination of the Arthur Andersen lease.

        During the period from the date Mr. Turchin became a member of the Board of Directors of Boston Properties in 1997 through June 30, 2002, Turchin & Associates has advised the Company that it has received $2,343,222 from Insignia (excluding any amounts earned or paid in connection with the Arthur Andersen lease) attributable to properties owned by Boston Properties. Of this amount, $707,155 (or approximately 30%) represents an obligation assumed by Boston Properties in connection with the acquisition of 280 Park Avenue. The total amount that was paid to Turchin & Associates, excluding amounts paid related to obligations assumed in connection with the acquisition of 280 Park Avenue, represents approximately 4.83% of the total amount paid to Insignia by Boston Properties since the date Mr. Turchin became a director of the Company in 1997. Pursuant to its arrangement with Insignia, Turchin & Associates has confirmed to the Company that it is paid on the same basis with respect to properties owned by Boston Properties as it is with respect to properties owned by other clients of Insignia. As with the Arthur Andersen lease termination, Mr. Turchin does not participate in any discussions or other activities relating to Boston Properties' contractual arrangements with Insignia.

  Insurance

        The Company carries insurance coverage on its properties of types and in amounts that it believes are in line with coverage customarily obtained by owners of similar properties. The Company believes that all of its properties are adequately insured. The property insurance that the Company maintains for its properties has historically been on an "all risk" basis, including losses caused by acts of terrorism. However, following the terrorist activity of September 11, 2001, and in light of the resulting uncertainty in the insurance market, many insurance companies have indicated that they will exclude insurance against acts of terrorism from their "all risk" policies. The Company's "all risk" insurance coverage in place for the current policy year contains specific exclusions for losses attributable to acts of terrorism. In response to recent market conditions, the Company has secured, on a portfolio-wide basis, terrorism insurance in the amount of $250 million on a per occurrence and annual aggregate basis. Higher coverage amounts and coverage for bio-terrorism continue to be unavailable on commercially reasonable terms or, in some cases, at all. The Company will continue to monitor the state of the insurance market. Further, there are other types of losses, such as from wars or catastrophic acts of nature, for which the Company cannot obtain insurance at all or at a reasonable cost. In the event of an uninsured loss or a loss in excess of its insurance limits, the Company could lose both the revenues generated from the affected property and the capital it has invested in the affected property; depending on the specific circumstances of the affected property it is possible that the Company could be liable for any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Company's business and financial condition and results of operations.

        In January 2002, the Company formed a wholly-owned subsidiary, IXP, Inc. (IXP) which will act as a captive insurance company to provide earthquake re-insurance coverage for the Company's Greater

San Francisco properties. The accounts of IXP are consolidated within the Company. IXP is acting as a reinsurer for the Lexington Insurance Company, rated AAA by Standards & Poors, for losses in excess of $25.0 million and any applicable deductibles, up to a $20.0 million limit. The Company has purchased earthquake insurance with coverage per occurrence and in the aggregate of $115.0 million, including the aforementioned $20.0 million that is reinsured by the Company's IXP subsidiary.

Funds from Operations

        Management believes that Funds from Operations ("FFO") is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. In accordance with the National Association of Real Estate Investment Trusts ("NAREIT") revised definition of FFO, the Company calculates FFO by adjusting net income (loss) (computed in accordance with accounting principles generally accepted in the United States, including non-recurring items), for gains (or losses) from debt restructuring and sales of properties (except gains and losses from sales of depreciable operating properties), real estate related depreciation and amortization and unconsolidated partnerships and joint ventures. The Company's FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income (determined in accordance with accounting principles generally accepted in the United States) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

        The following table presents the Company's Funds from Operations for the three months ended June 30, 2002 and 2001:

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001
Income before minority interests and joint venture income	$78,462	$69,721
Add:
Real estate depreciation and amortization	45,032	37,599
Income from discontinued operations	—	758
Income from unconsolidated joint ventures	1,659	717
Less:
Net derivative losses	(4,826)	(4,733)
Minority property partnerships' share of Funds from Operations	(593)	(411)
Preferred dividends and distributions	(8,223)	(8,260)

Funds from Operations	111,511	95,391
Add:
Net derivative losses	4,826	4,733
Early surrender lease payments received—contractual basis	3,926	—

Funds from Operations before net derivative losses and after early surrender lease payments received—contractual basis	$120,263	$100,124

Funds from Operations Available to Common Shareholders before net derivative losses and after early surrender lease payments received—contractual basis	$98,165	$81,410

        Reconciliation to Diluted Funds from Operations:

	Three Months Ended June 30, 2002		Three Months Ended June 30, 2001
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
Funds from Operations	$120,263	111,923	$100,124	110,676
Effect of Dilutive Securities
Convertible Preferred Units	6,580	10,342	6,612	11,011
Convertible Preferred Stock	1,643	2,625	1,648	2,625
Stock Options and other	—	1,659	—	1,633

Diluted Funds from Operations	$128,486	126,549	$108,384	125,945

Company's share of Diluted Funds from Operations before net derivative losses and after early surrender lease payments received—contractual basis	$107,605	105,982	$90,581	105,259

Newly Issued Accounting Standards

        In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions for disposals of a segment of a business as addressed in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and addresses various implementation issues of SFAS No. 121. In addition, SFAS No. 144 extends the reporting requirements of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale. The Company adopted SFAS No. 144 as of January 1, 2002. The Company's adoption of SFAS No. 144 resulted in the presentation of the net operating results of properties sold during the six months ended June 30, 2002, as income from discontinued operations for all periods presented. SFAS No. 144 also resulted in the presentation of the gain on sale of properties sold during the six months ended June 30, 2002, as gain on sale of real estate from discontinued operations for all periods presented. The adoption of SFAS No. 144 did not have an impact on net income available to common shareholders. SFAS No. 144 only impacted the presentation of these held for sale properties within the consolidated statements of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statement No. 4, FASB Statement No. 64 and FASB Statement No. 44. This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3,

"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

        The Company does not believe that the implementation of SFAS No. 145 and SFAS No. 146 will have a material adverse effect on liquidity, financial position or results of operations.

Certain Factors Affecting Future Operating Results

        This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, regarding the Company's business, strategies, revenues, expenditures and operating and capital requirements. The following factors, among others, could cause actual results, performance or achievements of the Company to differ materially from those set forth or contemplated in the forward-looking statements made in this report: general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants' financial condition, and competition from other developers, owners and operators of real estate); risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively the Company's growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities); risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with the Company's potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and possible adverse changes in tax and environmental laws; and risks associated with the Company's dependence on key personnel whose continued service is not guaranteed.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the risk of loss from adverse changes in market prices and interest rates. The primary market risk facing the Company is mortgage debt, which bears interest primarily at fixed rates, and therefore, the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate of the variable rate debt as of June 30, 2002 ranged from LIBOR plus 1.40% to LIBOR plus 2.00%. At June 30, 2002, the Company had hedge contracts totaling $150.0 million. The hedge contracts provide for a fixed interest rate when LIBOR is less than 5.80% and when LIBOR is between 6.70% and 9.00% for terms ranging from three to five years per the individual hedging agreements.

	Mortgage Debt (in thousands)
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Fixed Rate	$22,636	$372,843	$114,649	$277,880	$284,516	$2,354,145	$3,426,669	$3,426,669
Weighted Average Interest Rate	7.35%	8.16%	7.36%	7.05%	7.79%	7.11%	7.29%
Variable Rate	$251,175	$513,528	$224,352	$—	$—	$—	$989,055	$989,055

PART II. OTHER INFORMATION

ITEM 4—Submission of Matters to a Vote of Security Holders

        The Company held its annual meeting of stockholders on May 1, 2002. The stockholders voted to elect Alan J. Patricof and Martin Turchin to serve as Class II Directors of the Company to serve until 2005. 62,975,852 and 62,980,108 votes were cast for the elections of Mr. Patricof and Mr. Turchin, respectively, and 18,715,979 and 18,711,723 votes were withheld, respectively. Mortimer B. Zuckerman, Alan B. Landis and Richard E. Salomon will continue to serve as Class I Directors and Edward H. Linde and Ivan G. Seidenberg will continue to serve as Class III Directors until their present terms expire in 2004 and 2003, respectively, and their successors are duly elected.

        The stockholders also voted to ratify the Board of Directors' selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 2002. 80,140,207 votes were cast for this proposal, 1,136,363 votes were cast against this proposal, and 415,261 votes abstained from this proposal.

        The stockholders voted on a shareholder proposal concerning the annual election of directors. 48,940,399 votes were cast for the proposal, 24,947,670 votes were cast against the proposal, and 263,382 votes abstained from this proposal.

        The stockholders voted on a shareholder proposal concerning the repeal of the shareholder rights plan. 55,190,580 votes were cast for the proposal, 18,562,145 votes were cast against the proposal, and 399,226 votes abstained from this proposal.

        The stockholders voted on a shareholder proposal concerning non-audit activities of independent accountants. 35,781,331 votes were cast for the proposal, 37,751,411 votes were cast against the proposal, and 619,209 votes abstained from this proposal.

ITEM 6—Exhibits and Reports on Form 8-K

  (b)
  Reports on Form 8-K

        A Form 8-K dated April 23, 2002 was filed with the Securities and Exchange Commission to report under Item 5 of such report the information presented to investors and analysts and the Company's press release for the quarter ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.
August 14, 2002	/s/ DOUGLAS T. LINDE Douglas T. Linde, Chief Financial Officer (duly authorized officer and principal financial officer)