Form 10-Q
period 2002-09-30
BOSTON PROPERTIES INC
filed 2002-11-12
CIK 1037540

Use these links to rapidly review the document
BOSTON PROPERTIES, INC. FORM 10-Q for the quarter ended September 30, 2002 TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, Par Value $.01	95,291,235
(Class)	(Outstanding on November 8, 2002)

BOSTON PROPERTIES, INC.
FORM 10-Q
for the quarter ended September 30, 2002

TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION
ITEM 1.	Consolidated Financial Statements:
	a)	Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001
	b)	Consolidated Statements of Operations for the nine months ended September 30, 2002 and 2001
	c)	Consolidated Statements of Operations for the three months ended September 30, 2002 and 2001.
	d)	Consolidated Statements of Comprehensive Income for the nine months and three months ended September 30, 2002 and 2001
	e)	Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001.
	f)	Notes to the Consolidated Financial Statements
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
ITEM 4.	Controls and Procedures
PART II.	OTHER INFORMATION
ITEM 6.	Exhibits and Reports on Form 8-K
Signatures
Certifications

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2002	December 31, 2001
	(in thousands, except for share amounts)
ASSETS
Real estate	$8,766,200	$7,457,906
Less: accumulated depreciation	(836,418)	(719,854)

Total real estate	7,929,782	6,738,052
Cash and cash equivalents	28,793	98,067
Escrows	28,200	23,000
Investments in securities	—	4,297
Tenant and other receivables, net	48,716	43,546
Accrued rental income, net	156,818	119,494
Deferred charges, net	148,435	107,573
Prepaid expenses and other assets	38,752	20,996
Investments in unconsolidated joint ventures	101,819	98,485

Total assets	$8,481,315	$7,253,510

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage notes and bonds payable	$4,422,692	$4,314,942
Unsecured bridge loan	1,000,000	—
Unsecured line of credit	44,000	—
Accounts payable and accrued expenses	69,236	81,108
Dividends and distributions payable	81,190	79,561
Interest rate contracts	15,115	11,147
Accrued interest payable	18,265	9,080
Other liabilities	70,292	58,859

Total liabilities	5,720,790	4,554,697

Commitments and contingencies	—	—

Minority interests	804,229	844,740

Series A Convertible Redeemable Preferred Stock, liquidation preference $50.00 per share, — and 2,000,000 shares issued and outstanding in 2002 and 2001, respectively	—	100,000

Stockholders' equity:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 95,352,102 and 90,859,491 issued and 95,273,202 and 90,780,591 outstanding in 2002 and 2001, respectively	953	908
Additional paid-in capital	1,977,560	1,789,521
Dividends in excess of earnings	(2,532)	(17,669)
Treasury common stock, at cost	(2,722)	(2,722)
Unearned compensation	(3,355)	(2,097)
Accumulated other comprehensive loss	(13,608)	(13,868)

Total stockholders' equity	1,956,296	1,754,073

Total liabilities and stockholders' equity	$8,481,315	$7,253,510

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine months ended September 30,
	2002	2001
	(in thousands, except for per share amounts)
Revenue
Rental:
Base rent	$713,447	$623,157
Recoveries from tenants	87,080	80,226
Parking and other	37,610	40,244

Total rental revenue	838,137	743,627
Hotel revenue	20,007	—
Development and management services	9,440	9,312
Interest and other	4,804	10,349

Total revenue	872,388	763,288

Expenses
Operating:
Rental	265,696	227,968
Hotel	13,524	—
General and administrative	34,589	29,649
Interest	199,539	163,659
Depreciation and amortization	132,274	109,329
Loss on investments in securities	4,297	6,500

Total expenses	649,919	537,105

Income before net derivative losses, minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gain on sale of real estate and land held for development, discontinued operations, cumulative effect of a change in accounting principle and preferred dividend	222,469	226,183
Net derivative losses	(10,413)	(24,408)
Minority interests in property partnerships	1,903	629
Income from unconsolidated joint ventures	5,871	2,841

Income before minority interest in Operating Partnership, gain on sale of real estate and land held for development, discontinued operations, cumulative effect of a change in accounting principle and preferred dividend	219,830	205,245
Minority interest in Operating Partnership	(56,701)	(55,727)

Income before gain on sale of real estate and land held for development, discontinued operations, cumulative effect of a change in accounting principle and preferred dividend	163,129	149,518
Gain on sale of real estate, net of minority interest	—	6,505
Gain on sale of land held for development, net of minority interest	3,644	—

Income before discontinued operations, cumulative effect of a change in accounting principle and preferred dividend	166,773	156,023
Discontinued Operations:
Income from discontinued operations, net of minority interest	570	1,848
Gain on sales of real estate from discontinued operations, net of minority interest	17,750	—

Income before cumulative effect of a change in accounting principle and preferred dividend	185,093	157,871
Cumulative effect of a change in accounting principle, net of minority interest	—	(6,767)

Net income before preferred dividend	185,093	151,104
Preferred dividend	(3,412)	(4,944)

Net income available to common shareholders	$181,681	$146,160

Basic earnings per share:
Income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$1.77	$1.68
Discontinued operations	0.20	0.02
Cumulative effect of a change in accounting principle	—	(0.07)

Net income available to common shareholders	$1.97	$1.63

Weighted average number of common shares outstanding	92,413	89,753

Diluted earnings per share:
Income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$1.74	$1.64
Discontinued operations	0.19	0.02
Cumulative effect of a change in accounting principle	—	(0.07)

Net income available to common shareholders	$1.93	$1.59

Weighted average number of common and common equivalent shares outstanding	94,026	92,004

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,
	2002	2001
	(in thousands, except for per share amounts)
Revenue
Rental:
Base rent	$241,495	$231,295
Recoveries from tenants	29,256	27,277
Parking and other	13,056	12,965

Total rental revenue	283,807	271,537
Hotel revenue	20,007	—
Development and management services	3,017	2,805
Interest and other	1,222	1,616

Total revenue	308,053	275,958

Expenses
Operating:
Rental	93,741	81,259
Hotel	13,524	—
General and administrative	9,956	9,819
Interest	68,425	59,936
Depreciation and amortization	45,534	38,314

Total expenses	231,180	189,328

Income before net derivative losses, minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gain on sale of land held for development, discontinued operations and preferred dividend	76,873	86,630
Net derivative losses	(5,284)	(16,620)
Minority interests in property partnerships	720	374
Income from unconsolidated joint ventures	2,530	997

Income before minority interest in Operating Partnership, gain on sale of land held for development, discontinued operations and preferred dividend	74,839	71,381
Minority interest in Operating Partnership	(18,726)	(18,851)

Income before gain on sale of land held for development, discontinued operations and preferred dividend	56,113	52,530
Gain on sale of land held for development, net of minority interest	3,644	—

Income before discontinued operations and preferred dividend	59,757	52,530
Discontinued Operations:
Income from discontinued operations, net of minority interest	—	638
Gain on sales of real estate from discontinued operations, net of minority interest	11,910	—

Net income before preferred dividend	71,667	53,168
Preferred dividend	(126)	(1,653)

Net income available to common shareholders	$71,541	$51,515

Basic earnings per share:
Income available to common shareholders before discontinued operations	$0.63	$0.56
Discontinued operations	0.12	0.01

Net income available to common shareholders	$0.75	$0.57

Weighted average number of common shares outstanding	94,904	90,519

Diluted earnings per share:
Income available to common shareholders before discontinued operations	$0.62	$0.55
Discontinued operations	0.12	0.01

Net income available to common shareholders	$0.74	$0.56

Weighted average number of common and common equivalent shares outstanding	96,181	92,828

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2002	2001	2002	2001
	(in thousands)
Net income	$185,093	$151,104	$71,667	$53,168
Other comprehensive income (loss):
Amortization of interest rate contracts	260	—	87	—
Realized loss on investments in securities included in net income available to common shareholders	—	6,500	—	—
Unrealized losses on investments in securities:
Unrealized holding losses arising during the period	—	(1,608)	—	—
Less: reclassification adjustment for the cumulative effect of a change in accounting principle included in net income available to common shareholders	—	6,853	—	—
Unrealized derivative losses:
Transition adjustment of interest rate contracts	—	(11,414)	—	—
Effective portion of interest rate contracts	—	(2,454)	—	—

Other comprehensive income (loss)	260	(2,123)	87	—

Comprehensive income	$185,353	$148,981	$71,754	$53,168

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income before preferred dividend	$185,093	$151,104
Adjustments to reconcile net income before preferred dividend to net cash provided by operating activities:
Depreciation and amortization	132,274	109,329
Non-cash portion of interest expense	4,091	2,913
Non-cash compensation expense	731	433
Loss on investments in securities	4,297	6,500
Non-cash portion of derivative losses	5,079	16,052
Minority interest in property partnerships	(1,903)	(629)
Distributions in excess of earnings from unconsolidated joint ventures	760	(2,049)
Minority interest in Operating Partnership	61,494	56,065
Gain on sales of real estate	(26,060)	(8,079)
Cumulative effect of a change in accounting principle	—	8,432
Change in assets and liabilities:
Escrows	(5,200)	7,050
Tenant and other receivables, net	20,635	(14,235)
Accrued rental income, net	(38,667)	(18,908)
Prepaid expenses and other assets	(17,346)	(1,426)
Accounts payable and accrued expenses	(2,471)	15,320
Accrued interest payable	9,185	10,080
Other liabilities	11,065	1,043
Tenant leasing costs	(31,467)	(18,485)

Total adjustments	126,497	169,406

Net cash provided by operating activities	311,590	320,510

Cash flows from investing activities:
Acquisitions/additions to real estate	(1,360,066)	(1,162,381)
Investments in unconsolidated joint ventures	(4,094)	1,760
Net proceeds from the sale of real estate	44,261	14,187

Net cash used in investing activities	(1,319,899)	(1,146,434)

Cash flows from financing activities:
Borrowings on unsecured line of credit	160,000	111,200
Repayments of unsecured line of credit	(116,000)	(111,200)
Proceeds from unsecured bridge loan	1,000,000	—
Repayments of mortgage notes and bonds payable	(60,880)	(180,416)
Proceeds from mortgage notes and bonds payable	168,468	1,010,474
Bonds payable proceeds released from escrow	—	57,610
Dividends and distributions	(220,780)	(204,270)
Proceeds from stock transactions	9,870	10,524
Contributions from/(distributions to) minority interest holder	(1,538)	38,461
Deferred financing costs	(105)	(26,405)

Net cash provided by financing activities	939,035	705,978

Net decrease in cash and cash equivalents	(69,274)	(119,946)
Cash and cash equivalents, beginning of period	98,067	280,957

Cash and cash equivalents, end of period	$28,793	$161,011

Supplemental disclosures:
Cash paid for interest	$204,054	$197,219

Interest capitalized	$17,791	$46,553

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$9,288	$—

Dividends and distributions declared but not paid	$81,190	$79,005

Issuance of notes receivable in connection with the sale of real estate	$25,805	$—

Conversions of Minority Interest to Stockholders' Equity	$28,848	$117,288

Basis adjustment in connection with conversions of Minority Interest to Stockholders' Equity	$28,621	$33,927

Issuance of Common Stock in exchange for Series A Convertible Redeemable Preferred Stock	$100,000	$—

Issuance of restricted shares to employees	$1,989	$1,827

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Organization

        Boston Properties, Inc. (the "Company"), a Delaware corporation, is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the sole general partner of Boston Properties Limited Partnership (the "Operating Partnership") and at September 30, 2002, owned an approximate 76.2% (74.9% at September 30, 2001) general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as "common units of partnership interest" (also referred to as "OP Units") or "preferred units of partnership interest" (also referred to as "Preferred Units"). All references to OP Units and Preferred Units exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company ("Common Stock"), except that, the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. Each series of Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be converted into OP Units at the election of the holder thereof or the Company in accordance with the terms of each series of outstanding Preferred Units.

        All references to the Company refer to Boston Properties, Inc. and its subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

        As of September 30, 2002, the Company and the Operating Partnership had 95,273,202 and 20,495,745 shares of Common Stock and OP Units outstanding, respectively. In addition, the Company had no outstanding shares of Series A Convertible Redeemable Preferred Stock ("Preferred Stock") and the Operating Partnership had 7,847,160 Preferred Units outstanding.

The Properties:

        As of September 30, 2002, the Company owned and had interests in a portfolio of 145 commercial real estate properties (147 and 147 properties at December 31, 2001 and September 30, 2001, respectively) (the "Properties") aggregating over 42.8 million square feet. The properties consist of 137 office properties with approximately 35.3 million net rentable square feet (including eight properties under development expected to contain approximately 3.1 million net rentable square feet) and approximately 6.0 million additional square feet of structured parking for 18,484 vehicles, five industrial properties with approximately 0.6 million net rentable square feet, and three hotels with a total of 1,054 rooms (consisting of approximately 0.9 million square feet). In addition, the Company owns, has under contract, or has an option to acquire 41 parcels of land totaling approximately 539.6 acres, which will support approximately 8.8 million square feet of development.

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

        Effective July 1, 2002, the Company restructured the leases with respect to the ownership of its three hotel properties by forming a taxable REIT subsidiary ("TRS"). The TRS, a wholly-owned subsidiary of the Operating Partnership, is the lessee pursuant to new leases for each of the hotel properties. As lessor, the Operating Partnership is entitled to a percentage of gross receipts from the hotel properties. Marriott International, Inc. will continue to manage the hotel properties under the Marriott® name and under terms of the existing management agreements. In connection with the restructuring, the revenue and expenses of the hotel properties are being reflected in the Company's Consolidated Statements of Operations. The TRS is subject to tax at the federal and state level, and accordingly, the Company has recorded a tax provision of $0.2 million for the three months ended September 30, 2002 in the Company's Consolidated Statements of Operations.

        In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective January 1, 2002). SFAS No. 144 supersedes FASB SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions for disposals of a segment of a business as addressed in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and addresses various implementation issues of SFAS No. 121. In addition, SFAS No. 144 extends the reporting requirements of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale. The Company adopted SFAS No. 144 as of January 1, 2002. The Company's adoption of SFAS No. 144 resulted in the presentation of the net operating results of properties sold during the nine months ended September 30, 2002, as income from discontinued operations for all periods presented. SFAS No. 144 also resulted in the presentation of the gain on sale of properties sold during the nine months ended September 30, 2002, as gain on sale of real estate from discontinued operations for all periods presented (See Note 3). The adoption of SFAS No. 144 did not have an impact on net income available to common shareholders. SFAS No. 144 only impacted the presentation of these properties within the Consolidated Statements of Operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (effective January 1, 2003). This Statement rescinds FASB Statement No. 4, FASB Statement No. 64 and FASB Statement No. 44. This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe that the implementation of SFAS No. 145 will have a material adverse effect on liquidity, financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (effective January 1, 2003). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company does not believe that the implementation of SFAS No. 146 will have a material adverse effect on liquidity, financial position or results of operations.

3.  Real Estate Activity During the Nine Months Ended September 30, 2002

        On September 25, 2002, the Company acquired 399 Park Avenue, an approximately 1.68 million square foot office tower in New York City. The total acquisition cost of approximately $1.06 billion (including closing costs) was financed with an unsecured bridge loan totaling $1.0 billion and from cash.

        During the three months ended September 30, 2002, the Company placed in service its 611 Gateway Boulevard development project, consisting of an approximately 249,732 net rentable square foot office building in South San Francisco, California. As of September 30, 2002, 611 Gateway Boulevard was unleased. During the three months ended June 30, 2002, the Company placed in service its 111 Huntington Avenue development project, consisting of an approximately 859,484 net rentable square foot office tower and approximately 93,582 net rentable square feet of retail space at the Prudential Center in Boston, Massachusetts. As of September 30, 2002, 111 Huntington Avenue was 98% leased. During the three months ended March 31, 2002, the Company placed in service two development projects consisting of Five Times Square, a 1,099,154 net rentable square foot office building in New York City, and 7300 Boston Boulevard, a 32,000 net rentable square foot office/technical building in Springfield, Virginia. As of September 30, 2002, Five Times Square and 7300 Boston Boulevard were 100% leased.

        On March 4, 2002, the Company disposed of Fullerton Square consisting of two office/technical properties totaling 179,453 net rentable square feet in Springfield, Virginia, for net proceeds of approximately $22.2 million, resulting in a gain on sale of approximately $5.8 million (net of minority interest share of approximately $1.3 million). In addition, on March 4, 2002, the Company disposed of 7600, 7700 and 7702 Boston Boulevard consisting of three office/technical properties totaling approximately 195,227 net rentable square feet in Springfield, Virginia. Due to the Company's obligation to provide development services related to the Boston Boulevard properties, that transaction previously did not qualify as a sale for financial reporting purposes and had been accounted for as a financing transaction. During the three months ended September 30, 2002, the Company completed its continuing involvement with the Boston Boulevard properties and has recognized a gain on sale of approximately $11.9 million (net of minority interest share of approximately $2.6 million). The operations and gains on sale of the properties sold during 2002, as described above, have been presented as discontinued operations in the Consolidated Statements of Operations for all periods presented.

        During the quarter ended September 30, 2002, the Company disposed of land parcels in Herndon, Virginia and South San Francisco, California, and certain garage parking spaces at the Prudential Center in Boston, Massachusetts, for net proceeds of approximately $14.0 million, resulting in a gain on sale of approximately $3.6 million (net of minority interest share of approximately $0.9 million).

4.  Investments in Unconsolidated Joint Ventures

        The investments in unconsolidated joint ventures consists of the following:

Entity	Property	Nominal % Ownership
One Freedom Square LLC	One Freedom Square	25	%(1)
Square 407 LP	Market Square North	50%
The Metropolitan Square Associates LLC	Metropolitan Square	51%
BP 140 Kendrick Street LLC	140 Kendrick Street	25	%(1)
BP/CRF 265 Franklin Street Holdings LLC	265 Franklin Street	35%
Discovery Square LLC	Discovery Square(2)	50%
BP/CRF 901 New York Avenue LLC	901 New York Ave.(3)	25	%(1)
Two Freedom Square LLC	Two Freedom Square(3)	50%

(1)
Ownership can increase based on the achievement of certain return thresholds
(2)
One of the two buildings is currently under development
(3)
Property is currently under development

        The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	September 30, 2002	December 31, 2001
ASSETS
Real estate, net	$744,876	$720,568
Other assets	50,001	40,670

Total assets	$794,877	$761,238

LIABILITIES AND PARTNERS' EQUITY
Mortgage and construction loans payable	$541,587	$507,865
Other liabilities	11,690	16,497
Partners' equity	241,600	236,876

Total liabilities and partners' equity	$794,877	$761,238

Company's share of equity	$98,896	$95,516
Basis differential	2,923	2,969

Carrying value of the Company's investments in unconsolidated joint ventures	$101,819	$98,485

        The summarized statements of operations of the joint ventures are as follows:

	For the nine months ended September 30,		For the three months ended September 30,
	2002	2001	2002	2001
	(in thousands)
Total revenue	$68,647	$59,788	$25,560	$19,828
Expenses
Operating	19,351	17,084	6,955	5,630
Interest	24,499	24,517	8,373	7,687
Depreciation and amortization	11,751	10,057	4,434	3,406

Total expenses	55,601	51,658	19,762	16,723

Net income	$13,046	$8,130	$5,798	$3,105

Company's share of net income	$5,871	$2,841	$2,530	$997

5.  Mortgage Notes and Bonds Payable

        During the three months ended September 30, 2002, the Company exercised one-year extension options on the 111 Huntington Avenue $203.0 million construction loan and the 2600 Tower Oaks Boulevard $32.0 million construction loan. These construction loans mature in September 2003 and each provides for one additional one-year extension option.

        On August 19, 2002, the Company repaid the Orbital Sciences Phase I construction loan totaling $25.4 million.

6.  Unsecured Bridge Loan and Unsecured Line of Credit

        On September 25, 2002, the Company obtained unsecured bridge financing totaling $1.0 billion (the "Unsecured Bridge Loan") in connection with the acquisition of 399 Park Avenue. At September 30, 2002, the Unsecured Bridge Loan bore interest at a variable rate of Eurodollar + 1.25% (3.13% for the contract in effect at September 30, 2002). The Unsecured Bridge Loan requires payments of interest only and matures in September 2003. The Unsecured Bridge Loan may be prepaid at any time prior to its maturity without a prepayment penalty.

        The Company has in place a $605.0 million unsecured revolving credit facility (the "Unsecured Line of Credit") with a major bank maturing in March 2003. Outstanding balances under the Unsecured Line of Credit currently bear interest at a variable rate based on an increase over Eurodollar from 105 to 170 basis points or an increase over the lender's prime rate from zero to 75 basis points, depending upon the Company's applicable leverage ratio. At September 30, 2002, there was $44.0 million outstanding on the Unsecured Line of Credit. At September 30, 2002, the Unsecured Line of Credit requires payments of interest only which currently accrues at a rate of Eurodollar + 1.25% (3.06% for the contract in effect at September 30, 2002).

        The terms of both the unsecured credit facilities require that the Company maintain a number of customary financial and other covenants on an ongoing basis including among other things, (1) unsecured loan-to-value ratio against total borrowing base not to exceed 55%, unless the Company's leverage ratio exceeds 60%, in which case it is not to exceed 50%, (2) a secured debt leverage ratio not to exceed 55%, (3) debt service coverage ratio of 1.40 for the Company's borrowing base, or 1.50 if the Company's leverage ratio equals or exceeds 60%, and a fixed charge ratio of 1.30, (4) a leverage ratio not to exceed 60%, however for five consecutive quarters (not including the two quarters prior to expiration) leverage can go to 65% (5) limitations on additional indebtedness and stockholder distributions, and (6) a minimum net worth requirement.

7.  Commitments and Contingencies

        The Company carries insurance coverage on its properties of types and in amounts that it believes are in line with coverage customarily obtained by owners of similar properties. The Company believes that all of its properties are adequately insured. The property insurance that the Company maintains for its properties has historically been on an "all risk" basis, including losses caused by acts of terrorism. However, following the terrorist activity of September 11, 2001, and in light of the resulting uncertainty in the insurance market, many insurance companies have indicated that they will exclude insurance against acts of terrorism from their "all risk" policies. The Company's "all risk" insurance coverage in place for the current policy year contains specific exclusions for losses attributable to acts of terrorism. In response to recent market conditions, the Company has secured, on a portfolio-wide basis, terrorism insurance in the amount of $250.0 million on a per occurrence and annual aggregate basis. The acquisition of 399 Park Avenue has initially been placed in the primary layer of the terrorism insurance program which caps coverage at $150.0 million on a per occurrence and annual aggregate basis. Higher coverage amounts and coverage for bio-terrorism continue to be unavailable on commercially reasonable terms or, in some cases, at all. The Company will continue to monitor the state of the insurance market. Further, there are other types of losses, such as from wars or catastrophic acts of nature, for which the Company cannot obtain insurance at all or at a reasonable cost. In the event of an uninsured loss or a loss in excess of its insurance limits, the Company could lose both the revenues generated from the affected property and the capital it has invested in the affected property; depending on the specific circumstances of the affected property it is possible that the Company could be liable for any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Company's business and financial condition and results of operations.

        In January 2002, the Company formed a wholly-owned subsidiary, IXP, Inc. (IXP) which acts as a captive insurance company to provide earthquake re-insurance coverage for the Company's Greater San Francisco properties. The accounts of IXP are consolidated within the Company. IXP is acting as a reinsurer for the Lexington Insurance Company, rated AAA by Standards & Poors, for losses in excess of $25.0 million and any applicable deductibles, up to a $20.0 million limit. The Company has purchased earthquake insurance with coverage per occurrence and in the aggregate of $115.0 million, including the aforementioned $20.0 million that is reinsured by the Company's IXP subsidiary.

        The Company has letter of credit obligations of approximately $34.8 million primarily related to its wholly-owned subsidiary IXP and certain other development and lender requirements.

8.  Minority Interests

        Minority interests in the Company relate to the interest in the Operating Partnership that is not owned by Boston Properties, Inc. and an interest in the property partnership that owns Citigroup Center that is not owned by the Company. As of September 30, 2002, the minority interest in the Operating Partnership consisted of 20,495,745 OP Units and 7,847,160 Preferred Units held by parties other than Boston Properties, Inc.

        On July 9, 2002, the Company issued 1,066,229 shares of Common Stock with a fair value of approximately $41.2 million on the date of issuance, as a result of the conversion of 812,469 Preferred Units into 1,066,229 OP Units, which OP Units were immediately acquired by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock. These Preferred Units that were converted had a book value of approximately $20.8 million on the date of conversion. The difference between the effective purchase price of the minority interest and the book value was approximately $20.4 million, which increased the recorded value of the underlying real estate. In addition, the Company paid the accrued preferred distributions due to the holders of Preferred Units that were converted.    As a result of these conversions, the Operating Partnership had 5,400,662 Series Two Preferred Units and no Series Three Preferred Units outstanding as of September 30, 2002.

        On August 15, 2002, the Operating Partnership paid a distribution on 2,453,133 Series One Preferred Units at $0.61625 per unit and paid a distribution on 5,400,662 Series Two Preferred Units of $0.81918 per unit.

        On September 19, 2002, Boston Properties, Inc., as general partner of the Operating Partnership, declared a distribution on the OP Units in the amount of $0.61 per OP Unit payable on October 30, 2002 to OP Unit holders of record on September 30, 2002.

9.  Redeemable Preferred Stock and Stockholders' Equity

        On September 19, 2002, the Board of Directors of the Company declared a third quarter dividend in the amount of $0.61 per share of Common Stock payable on October 30, 2002 to shareholders of record on September 30, 2002.

        On July 9, 2002, the Company issued 2,624,671 shares of Common Stock as a result of the conversion of all of the Company's 2,000,000 shares of Preferred Stock. This transaction was accounted for as an equity transaction and had no impact on the results of operations for the three-month and nine-month periods ended September 30, 2002. In addition, the Company paid the accrued preferred dividends due to the holders of the Preferred Stock.

10.  Earnings Per Share

        Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net income and the number of common shares used in the computation of basic EPS, which utilizes the weighted average number of common shares outstanding without regard to the dilutive potential common shares, and diluted EPS, which includes all shares, as applicable.

        Approximately 4.6 million, 3.3 million, 3.2 million and 3.3 million stock options were excluded from the dilutive calculation under the treasury stock method as these shares are considered antidilutive for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001, respectively.

	For the Three Months Ended September 30, 2002 (in thousands, except for per share amounts)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings:
Income available to common shareholders	$71,541	94,904	$0.75
Effect of Dilutive Securities:
Stock Options and other	—	1,277	(.01)

Diluted Earnings:
Net income	$71,541	96,181	$0.74

	For the Three Months Ended September 30, 2001 (in thousands, except for per share amounts)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings:
Income available to common shareholders	$51,515	90,519	$0.57
Effect of Dilutive Securities:
Stock Options and other	103	2,309	(.01)

Diluted Earnings:
Net income	$51,618	92,828	$0.56

	For the Nine Months Ended September 30, 2002 (in thousands, except for per share amounts)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings:
Income available to common shareholders	$181,681	92,413	$1.97
Effect of Dilutive Securities:
Stock Options and other	155	1,613	(0.04)

Diluted Earnings:
Net income	$181,836	94,026	$1.93

	For the Nine Months Ended September 30, 2001 (in thousands, except for per share amounts)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings:
Income available to common shareholders	$146,160	89,753	$1.63
Effect of Dilutive Securities:
Stock Options and other	103	2,251	(0.04)

Diluted Earnings:
Net income	$146,263	92,004	$1.59

11. Segment Information

        The Company's segments are based on the Company's method of internal reporting which classifies its operations by both geographic area and property type. The Company's segments by geographic area are: Greater Boston, Greater Washington, D.C., Midtown Manhattan, Greater San Francisco, and New Jersey and Pennsylvania. Segments by property type include: Class A Office, Office/Technical, Industrial, and Hotels.

        Asset information by segment is not reported since the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest income, management and development services, interest expense and general and administrative expenses are not included in net operating income as the internal reporting addresses these items on a corporate level.

        Net operating income is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not be using the same definition for net operating income. As discussed in Note 2 and effective as of July 1, 2002, the revenue and expenses of the hotel properties have been included in the operations of the Company. The operations of the hotel properties were reflected in the periods prior to July 1, 2002 as a net lease payment in rental revenue and real estate tax expense in property operating expenses.

        Information by geographic area and property type:

        Three months ended September 30, 2002 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A	$67,807	$57,101	$80,991	$55,432	$15,524	$276,855
Office/Technical	2,070	3,496	—	473	—	6,039
Industrial	266	—	—	455	192	913
Hotels	20,007	—	—	—	—	20,007

Total	90,150	60,597	80,991	56,360	15,716	303,814

% of Total	29.67%	19.95%	26.66%	18.55%	5.17%	100.00%
Rental Expenses:
Class A	26,284	15,615	24,632	20,107	5,711	92,349
Office/Technical	478	656	—	95	—	1,229
Industrial	66	—	—	65	32	163
Hotels	13,524	—	—	—	—	13,524

Total	40,352	16,271	24,632	20,267	5,743	107,265

% of Total	37.62%	15.17%	22.97%	18.89%	5.35%	100.00%

Net Operating Income	$49,798	$44,326	$56,359	$36,093	$9,973	$196,549

% of Total	25.34%	22.55%	28.68%	18.36%	5.07%	100.00%

        Three months ended September 30, 2001 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A	$56,217	$58,294	$72,631	$53,562	$15,531	$256,235
Office/Technical	2,020	3,475	—	511	—	6,006
Industrial	261	—	—	352	183	796
Hotels	8,500	—	—	—	—	8,500

Total	66,998	61,769	72,631	54,425	15,714	271,537

% of Total	24.67%	22.75%	26.75%	20.04%	5.79%	100.00%
Rental Expenses:
Class A	19,252	15,963	19,916	18,468	5,285	78,884
Office/Technical	293	528	—	83	—	904
Industrial	56	—	—	45	31	132
Hotels	1,339	—	—	—	—	1,339

Total	20,940	16,491	19,916	18,596	5,316	81,259

% of Total	25.77%	20.29%	24.51%	22.89%	6.54%	100.00%

Net Operating Income	$46,058	$45,278	$52,715	$35,829	$10,398	$190,278

% of Total	24.21%	23.80%	27.70%	18.83%	5.46%	100.00%

        The following is a reconciliation of net operating income to income before net derivative losses, minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gain on sale of land held for development, discontinued operations and preferred dividend:

	Three Months Ended September 30,
	2002	2001
	(in thousands)
Net operating income	$196,549	$190,278
Add:
Development and management services	3,017	2,805
Interest and other	1,222	1,616
Less:
General and administrative	(9,956)	(9,819)
Interest expense	(68,425)	(59,936)
Depreciation and amortization	(45,534)	(38,314)

Income before net derivative losses, minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gain on sale of land held for development, discontinued operations and preferred dividend	$76,873	$86,630

        Information by geographic area and property type:

        Nine months ended September 30, 2002 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A	$192,970	$170,882	$229,301	$163,987	$47,583	$804,723
Office/Technical	6,251	10,623	—	1,426	—	18,300
Industrial	791	—	—	1,214	571	2,576
Hotels	32,545	—	—	—	—	32,545

Total	232,557	181,505	229,301	166,627	48,154	858,144

% of Total	27.10%	21.15%	26.72%	19.42%	5.61%	100.00%
Rental Expenses:
Class A	69,443	45,629	69,378	56,832	17,084	258,366
Office/Technical	1,314	2,020	—	284	—	3,618
Industrial	236	—	—	185	105	526
Hotels	16,710	—	—	—	—	16,710

Total	87,703	47,649	69,378	57,301	17,189	279,220

% of Total	31.41%	17.06%	24.85%	20.52%	6.16%	100.00%

Net Operating Income	$144,854	$133,856	$159,923	$109,326	$30,965	$578,924

% of Total	25.02%	23.12%	27.62%	18.89%	5.35%	100.00%

        Nine months ended September 30, 2001 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A	$160,476	$169,104	$162,234	$158,759	$47,851	$698,424
Office/Technical	5,830	9,858	—	1,524	—	17,212
Industrial	948	678	—	1,102	545	3,273
Hotels	24,718	—	—	—	—	24,718

Total	191,972	179,640	162,234	161,385	48,396	743,627

% of Total	25.81%	24.16%	21.82%	21.70%	6.51%	100.00%
Rental Expenses:
Class A	55,489	44,172	50,737	53,783	15,487	219,668
Office/Technical	1,458	1,722	—	264	—	3,444
Industrial	316	260	—	179	91	846
Hotels	4,010	—	—	—	—	4,010

Total	61,273	46,154	50,737	54,226	15,578	227,968

% of Total	26.88%	20.24%	22.26%	23.79%	6.83%	100.00%

Net Operating Income	$130,699	$133,486	$111,497	$107,159	$32,818	$515,659

% of Total	25.35%	25.89%	21.62%	20.78%	6.36%	100.00%

        The following is a reconciliation of net operating income to income before net derivative losses, minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gain on sale of real estate and land held for development, discontinued operations, cumulative effect of a change in accounting principle and preferred dividend:

	Nine Months Ended September 30,
	2002	2001
	(in thousands)
Net operating income	$578,924	$515,659
Add:
Development and management services	9,440	9,312
Interest and other	4,804	10,349
Less:
General and administrative	(34,589)	(29,649)
Interest expense	(199,539)	(163,659)
Depreciation and amortization	(132,274)	(109,329)
Loss on investments in securities	(4,297)	(6,500)

Income before net derivative losses, minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gain on sale of real estate and land held for development, discontinued operations, cumulative effect of a change in accounting principle and preferred dividend	$222,469	$226,183

12. Unaudited Pro Forma Consolidated Financial Information

        The accompanying unaudited pro forma information for the nine months ended September 30, 2002 and 2001 is presented as if the acquisition of 399 Park Avenue on September 25, 2002 had occurred on January 1, 2002 and 2001 and all leases in effect on September 25, 2002 were in place on January 1, 2002 and 2001. This pro forma information is based on the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto.

        This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

	Nine Months Ended September 30,
Pro Forma
	2002	2001
	(in thousands, except for per share amounts)
Total revenue	$962,986	$856,124
Income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$189,133	$177,467
Net income available to common shareholders	$207,453	$172,548
Basic earnings per share:
Income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$2.05	$1.98
Net income available to common shareholders	$2.24	$1.92
Weighted average number of common shares outstanding	92,413	89,753
Diluted earnings per share:
Income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$2.01	$1.93
Net income available to common shareholders	$2.21	$1.88
Weighted average number of common and common equivalent shares outstanding	94,026	92,004

ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report and presented elsewhere by management from time to time are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate", "believe", expect", "intend", "may", "might", "plan", "estimate", "project", "should", "will be", "will result" and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

        Risks and uncertainties that may affect future performance are detailed from time to time in reports filed by the Company with the SEC, including Forms 10-Q and 10-K, and include, among others, the following: general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants' financial condition, and competition from other developers, owners and operators of real estate); risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively the Company's growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities); risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with the Company's potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and possible adverse changes in tax and environmental laws; and risks associated with the Company's dependence on key personnel whose continued service is not guaranteed.

        The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely affect the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

        We discussed a number of significant trends and specific factors affecting the real estate industry in general and our business in particular in "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7 of our Annual Report on Form 10-K for the fiscal year 2001 under the heading "General". Those trends and factors continue to be very relevant to the Company's performance and financial condition.

Critical Accounting Policies

        The SEC published cautionary advice in December 2001 regarding MD&A disclosure of critical accounting policies. In response to that release the Company believes the following critical accounting policies impact the Company's significant judgments and estimates used in the preparation of its consolidated financial statements.

Real Estate

        Real estate is stated at depreciated cost. The cost of buildings and improvements include the purchase price of property, legal fees and acquisition costs. Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, wages, property taxes, insurance, and other project costs incurred during the period of development.

        The Company periodically reviews its properties to determine if their carrying amounts will be recovered from future operating cash flows. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements which could differ materially from actual results in future periods. Since cash flows are considered on an undiscounted basis in the analysis the Company conducts to determine whether an asset has been impaired, the Company's established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company's strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

        A variety of costs are incurred in the acquisition, development and leasing of the Company's properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves judgement. The Company's capitalization policy on its development properties is guided by SFAS No. 67 "Accounting for Costs and the Initial Rental Operations of Real Estate Properties", and ceases capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity. In the third quarter of 2002, the Company substantially completed construction of the base building at 611 Gateway in San Francisco, although substantial construction remained which would typically allow continued capitalization until the earlier of substantial completion of tenant build-out or one-year. Since the Company currently has no leasing prospects and does not expect to lease the property within the next year, the building was placed in-service during the third quarter of 2002. Accordingly, all costs are being expensed as incurred.

Investments in Unconsolidated Joint Ventures

        The Company accounts for its investments in joint ventures, which it does not control, using the equity method of accounting. Under the equity method of accounting, the net equity investment of the Company is reflected on the Consolidated Balance Sheets, and the Company's share of net income or loss from the joint ventures is included on the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among the investors for profits and losses, however the Company's recognition of joint venture income or loss generally follows its' distribution priorities, which may change upon the achievement of certain investment return thresholds.

        The Company serves as the development manager for the joint ventures currently under development. The profit on development fees received from joint ventures is recognized to the extent attributable to the outside interests in the joint ventures.

Revenue Recognition

        Base rental revenue and termination income is reported on a straight-line basis over the terms of the respective leases. Accrued rental income represents rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants' payment history and current credit status. The Company also maintains an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. The average term of the Company's in-place tenant leases was approximately 7.2 years as of September 30, 2002. The credit risk is mitigated by the high quality of the Company's tenant base, review of the tenant's risk profile prior to lease execution and continual monitoring of our portfolio to identify potential problem tenants.

        Property operating cost reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs are recognized when earned, which is generally the period that the related expenses are incurred.

        Development fees are recognized ratably over the period of development. Management fees are recognized as revenue as they are earned.

        Gains on sales of real estate are recognized pursuant to the provisions of SFAS No. 66 "Accounting for Sales of Real Estate." The specific timing of the sale is measured against various criteria in SFAS No. 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, the Company defers gain recognition and accounts for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate until the sales criteria are met. In the third quarter of 2002, the Company completed its continuing involvement and recorded the sale of the 7600, 7700 and 7702 Boston Boulevard office/technical properties, which had previously been deferred due to the Company's previous obligation to provide development services related to the Boston Boulevard properties.

Income Taxes

        The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1997. As a result, the Company generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. The Company's intention is to distribute 100% of its taxable income.

        Effective July 1, 2002, the Company restructured the leases with respect to ownership of its three hotel properties by forming a taxable REIT subsidiary ("TRS"). The TRS, a wholly-owned subsidiary of the OP, is the lessee pursuant to new leases for each of the hotel properties. As lessor, the OP is entitled to a percentage of gross receipts from the hotel properties. Marriott® International, Inc. will continue to manage the hotel properties under the Marriott® name and under terms of the existing management agreements. The restructuring of the hotel leases allows all the economic benefits of ownership to inure to the Company. The TRS is subject to tax at the federal and state level, and accordingly, the Company has recorded a tax provision of $0.2 million for the three months ended September 30, 2002.

Results of Operations

        At September 30, 2002, the Company owned 145 properties (the "Total Property Portfolio"). As a result of changes within the Company's Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the three and nine months ended September 30, 2002 and 2001 shows separately changes attributable to the properties that were owned by the Company throughout each period compared (the "Same Property Portfolio") and the changes attributable to the Total Property Portfolio.

        On September 25, 2002, the Company acquired 399 Park Avenue, an approximately 1.68 million square foot office tower in New York City. The total acquisition cost of approximately $1.06 billion was financed with an unsecured bridge loan totaling $1.0 billion, the terms of which are more fully described herein in the Liquidity and Capital Resources section. The acquisition was accomplished through a qualified tax intermediary which provides the Company an opportunity to sell up to $1.06 billion of existing properties within a six-month period ending March 25, 2003 and to defer taxable income associated with gain on such sales using reverse like-kind exchanges.

        As of July 1, 2002, the Company is reporting on a consolidated basis the gross operating revenues and expenses associated with its ownership of the hotels by the TRS subsidiary discussed above, whereas in the past, the Company only reported net lease payments and real estate taxes. The reporting of the hotel operations for the three and nine month periods ended September 30, 2002 is not directly comparable to the same periods in 2001 and therefore the hotel operating expenses have been netted against hotel revenues for the three and nine month period ended September 30, 2002 (otherwise entitled "Hotel Net Operating Income") to provide a basis of comparison to prior periods.

Comparison of the nine months ended September 30, 2002 to the nine months ended September 30, 2001.

        The table below reflects selected operating information for the Same Property Portfolio and the Total Portfolio. The Same Property Portfolio consists of the 121 properties totaling approximately 26.3 million net rentable square feet of office space and three hotel properties acquired or placed in service on or prior to January 1, 2001 and owned by the Company through September 30, 2002. The Total Property Portfolio includes the effect of the joint venture properties and other office properties either placed in service or acquired after January 1, 2001 or disposed of on or prior to September 30, 2002. Our net property operating margins, which is defined as rental revenues less operating expenses exclusive of the three hotel properties for the nine months ended September 30, 2002 have ranged between 67% to 70%.

	SAME PROPERTY PORTFOLIO
	2002	2001	INCREASE/ (DECREASE)	% CHANGE
	(Dollars in thousands)
Revenue:
Rental revenue	$664,961	$650,157	$14,804	2.3%
Termination income	3,573	19,818	(16,245)	(82.0)%

Total revenue	668,534	669,975	(1,441)	(0.2)%
Operating Expenses	250,176	236,751	13,425	5.7%

Net Operating Income	418,358	433,224	(14,866)	(3.4)%
Hotel Net Operating Income	15,909	20,708	(4,799)	(23.2)%
Expenses:
General and administrative	—	—	—	—
Interest	—	—	—	—
Depreciation and amortization	101,229	97,922	3,307	3.4%

Income before net derivative losses, minority interests and income from unconsolidated joint ventures	$333,038	$356,010	$(22,972)	(6.5)%

Income from unconsolidated joint ventures	$4,206	$2,841	$1,365	48.0%

	TOTAL PROPERTY PORTFOLIO
	2002	2001	INCREASE/ (DECREASE)	% CHANGE
	(Dollars in thousands)
Revenue:
Rental revenue	$820,300	$697,666	$122,634	17.6%
Termination income	3,596	21,243	(17,647)	(83.1)%
Development and management services	9,440	9,312	128	1.4%
Interest and other	4,804	10,349	(5,545)	(53.6)%

Total revenue	838,140	738,570	99,570	13.5%
Operating Expenses	260,881	223,958	36,923	16.5%

Net Operating Income	577,259	514,612	62,647	12.2%
Hotel Net Operating Income	15,909	20,708	(4,799)	(23.2)%
Expenses:
General and administrative	34,589	29,649	4,940	16.7%
Interest	199,539	163,659	35,880	21.9%
Depreciation and amortization	132,274	109,329	22,945	21.0%
Loss on investments in securities	4,297	6,500	(2,203)	(33.9)%

Income before net derivative losses, minority interests and income from unconsolidated joint ventures	$222,469	$226,183	$(3,714)	(1.6)%

Income from unconsolidated joint ventures	$5,871	$2,841	$3,030	106.7%

Rental Revenue

Same Property Portfolio

        The increase in rental revenue of $14.8 million in the Company's Same Property Portfolio is primarily a result of an increase in rental rates on new leases and rollovers, of which $11.2 million relates to positive rollover of lease renewals at Embarcadero Center which continued through the early fourth quarter of 2001. This was partially offset by a decrease in the Same Property Portfolio occupancy from 96.6% to 95.1%.

        The decrease in termination fees is primarily related to a one-time lease surrender fee of $12.4 million received from a tenant which was recognized during the quarter ended September 30, 2001.

Total Property Portfolio

        The additional increase in rental revenue of $107.8 million in the Total Property Portfolio, which includes straight line rent, primarily relates to new leases signed and in place in connection with the acquisition of Citigroup Center in the second quarter of 2001, the commencement of occupancy at 111 Huntington Avenue in the fourth quarter of 2001 and the placing into service of Five Times Square in the first quarter of 2002, which collectively account for approximately $97.2 million of the increase. Further increases in rental revenue in the Total Property Portfolio are primarily the result of rental revenues earned on other properties the Company acquired or placed in service after January 1, 2001.

        The decrease in interest and other revenue is a result of less interest earned due to lower average cash balances maintained and lower interest rates on cash balances during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. During the nine months ended September 30, 2001, the higher average cash balance was attributable to unused proceeds from the Company's public offering in October 2000.

Operating Expenses

        Property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Same Property Portfolio increased primarily due to increases in real estate taxes of $3.0 million, or 3.7%, increases in insurance of $3.1 million, or 68.9%. The increase in real estate taxes was primarily due to higher property tax assessments. Small increases in the other property operating expenses account for the remaining difference. Additional increases in property operating expenses in the Total Property Portfolio were due to the additions of Citigroup Center, Five Times Square, and 111 Huntington Avenue properties and other properties that the Company acquired or placed in service after January 1, 2001. Increases in insurance in the Same Property Portfolio and Total Property Portfolio are related to increases in rates on existing coverage and the purchases of a separate stand-alone terrorism policy. The office leases include reimbursements from tenants for a portion of these operating expenses.

Hotel Net Operating Income

        Net operating income for the hotel properties has decreased by $4.8 million or approximately 23.2% for the nine-month period ended September 30, 2002. Average occupancy and Revenue Per Average Room ("REVPAR") for the hotel properties were 82.0% and $147.05 million for the period compared to 83.2% and $170.55 for the prior period. Real estate taxes for the properties have also increased by $1.2 million or 31.6% over the same nine-month period.

Other Expenses

        General and administrative expenses in the Total Property Portfolio increased by $4.9 million, of which $2.8 million related to the write-off in the second quarter of non-recoverable commissions related to the Company's termination of the lease with Arthur Andersen LLP for 620,947 square feet at the Times Square Tower development project. The remaining increase related primarily to increases in compensation and related expenses, of which $1.1 million relates to a decrease in capitalized wages resulting from decreased development activity compared to the nine months ended September 30, 2001.

        Interest expense for the Total Portfolio increased primarily as a result of placing into service and cessation of interest capitalization on Five Times Square, 111 Huntington Avenue, and 611 Gateway and new mortgage debt incurred related to the acquisition of Citigroup Center. Our total debt outstanding at September 30, 2002 was approximately $5.5 billion, compared to $4.2 billion at September 30, 2001 periodically as a result of the acquisition of 399 Park Avenue. The increase in interest expense resulting from new mortgage debt was partially offset by a decrease in the Company's weighted-average interest rates over the period from 6.81% at September 30, 2001 to 5.81% at September 30, 2002.

        Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the nine months ended September 30, 2002 and 2001 were $4.0 million and $5.1 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the nine months ended September 30, 2002 and 2001 was $17.8 million and $46.6 million, respectively. These costs are not included in the interest expense referenced above.

        Depreciation and amortization expense for the Same Property Portfolio increased as a result of capital and tenant improvements made after September 30, 2001. Additional increases in depreciation and amortization expense in our Total Property Portfolio were due to the additions of the Citigroup Center, Five Times Square and 111 Huntington Avenue properties and other properties that we acquired or placed in service after January 1, 2001.

Property Dispositions

        The gains on sales for the nine months ended September 30, 2002 are the result of the dispositions of (1) Fullerton Square, consisting of two office/technical properties totaling 179,453 square feet in Springfield, Virginia, (2) 7600, 7700, and 7702 Boston Boulevard, consisting of three buildings totaling 195,227 square feet in Springfield, Virginia, (3) a parcel of land at 681 Gateway in South San Francisco, and (4) a parcel of land known as the Herndon Lumber Site in Herndon, Virginia. The Company received net proceeds of approximately $56.1 million, resulting in a gain on sale of approximately $21.4 million (net of minority interest share of approximately $4.7 million). The gain on sale for the nine months ended September 30, 2001 is a result of the disposition of 25-33 Dartmouth Street in Westwood, Massachusetts, an industrial building totaling approximately 78,000 square feet and Maryland Industrial Park, Buildings Two and Three in Landover, Maryland, consisting of two industrial buildings totaling 183,945 square feet. The Company received net proceeds of approximately $14.2 million, resulting in a gain on sale of approximately $6.5 million (net of minority interest share of approximately $1.6 million).

Joint Ventures

        Income from unconsolidated joint ventures for the Same Property Portfolio increased by $1.4 million primarily as a result of the repositioning of 265 Franklin Street. In addition the increase in the Total Portfolio of $3.0 million relates to the placing in service of One Discovery Square and the partial placing in service of Two Freedom Square in 2002.

Comparison of the three months ended September 30, 2002 to the three months ended September 30, 2001.

        The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 126 properties totaling approximately 28.4 million square feet of office space and three hotel properties acquired or placed in service on or prior to January 1, 2001 and owned by the Company through September 30, 2002. The Total Property Portfolio includes the effect of the joint venture properties and other office properties either placed in service or acquired after January 1,2001 or disposed on or prior to September 30, 2002. The Company's net property operating margins, defined as rental revenue less operating expenses, exclusive of the three-hotel properties for the three-month period ended September 30, 2002 have ranged between 67% to 70%.

	SAME PROPERTY PORTFOLIO
	2002	2001	INCREASE/ (DECREASE)	% CHANGE
	(Dollars in thousands)
Revenue:
Rental revenue	$250,267	$243,802	$6,465	2.7%
Termination income	1,858	17,622	(15,764)	(89.5)%

Total revenue	252,125	261,424	(9,299)	(3.6)%
Operating Expenses	96,973	89,090	7,883	8.8%

Net Operating Income	155,152	172,334	(17,182)	(10.0)%
Hotel Net Operating Income	6,483	7,161	(678)	(9.5)%
Expenses:
General and administrative	—	—	—	—
Interest	—	—	—	—
Depreciation and amortization	38,400	36,782	1,618	4.4%

Income before net derivative losses, minority interests and income from unconsolidated joint ventures	$123,235	$142,713	$(19,478)	(13.6)%

Income from unconsolidated joint ventures	$1,597	$997	$600	60.2%

	TOTAL PROPERTY PORTFOLIO
	2002	2001	INCREASE/ (DECREASE)	% CHANGE
	(Dollars in thousands)
Revenue:
Rental revenue	$281,949	$245,416	$36,533	14.9%
Termination revenue	1,858	17,622	(15,764)	(89.5)%
Development and management services	3,017	2,805	212	7.6%
Interest and other	1,222	1,616	(394)	(24.4)%

Total revenue	288,046	267,459	20,587	7.7%
Operating Expenses	93,741	79,921	13,820	17.3%

Net Operating Income	194,305	187,538	6,767	3.6%
Hotel Net Operating Income	6,483	7,161	(678)	(9.5)%
Expenses:
General and administrative	9,956	9,819	137	1.4%
Interest	68,425	59,936	8,489	14.2%
Depreciation and amortization	45,534	38,314	7,220	18.8%

Income before net derivative losses, minority interests and income from unconsolidated joint ventures	$76,873	$86,630	$(9,757)	(11.3)%

Income from unconsolidated joint ventures	$2,530	$997	$1,533	153.8%

Rental Revenue

Same Property Portfolio

        The increase in rental revenue of $6.5 million in the Company's Same Property Portfolio is primarily a result of an increase in rental rates on new leases. This was partially offset by a decrease in Same Property Portfolio occupancy from 96.1% to 95.4%.

        The decrease in termination fees is primarily related to a one-time lease surrender fee of $12.4 million received from a tenant which was recognized during the quarter ended September 30, 2001.

Total Property Portfolio

        The additional increase in rental revenue of $30.1 million in the Total Property Portfolio, including an increase in straight-line rent of $5.9 million, primarily relates to new leases signed and in place in connection with the commencement of occupancy at 111 Huntington Avenue in the fourth quarter of 2001 and the placing into service of Five Times Square in the first quarter of 2002, which collectively account for approximately $24.7 million of the increase. Further increases in rental revenue in the Total Property Portfolio are primarily the result of rental revenues earned on other properties the Company acquired or placed in service after January 1, 2001.

        The decrease in interest and other revenue is a result of less interest earned due to lower average cash balances maintained and lower interest rates on cash balances during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. During the three months ended September 30, 2001, the higher average cash balance was attributable to unused proceeds from the Company's public offering in October 2000.

Operating Expenses

        Property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Same Property Portfolio increased mainly due to increases in utilities of $3.3 million, or 25.4% and increases in insurance expenses of $1.2 million, or 75.5%. The increase in utilities is primarily a result of an increase in utility costs at the Company's properties located in Greater Boston. Small increases in the other property operating expenses account for the remaining difference. Additional increases in property operating expenses in our Total Property Portfolio were due to the additions of Five Times Square and 111 Huntington Avenue and other properties that the Company acquired or placed in service after July 1, 2002. Increases in insurance in the Same Property Portfolio and Total Property Portfolio are related to increases in rates on existing coverage and the purchases of a separate stand-alone terrorism policy. The office leases include reimbursements from tenants for a portion of these operating expenses.

Hotel Net Operating Income

        Net operating income for the hotel properties has decreased by $0.7 million or approximately 9.5% for the three-month period ended September 30, 2002. Average occupancy and REVPAR for the hotel properties were 88.1% and $164.77 for the period compared to 88.2% and $179.49 million for the prior period. Real estate taxes for the properties have also increased by $0.7 million or 50.7% over the same three-month period.

Other Expenses

        Interest expense for the Company's Total Property Portfolio increased primarily as a result of placing into service the Five Times Square and 111 Huntington Avenue properties and interest incurred on new unsecured debt related to the acquisition of 399 Park Avenue. Our total debt outstanding at

September 30, 2002 was approximately $5.5 billion, compared to $4.3 billion at September 30, 2001. The increase in interest expense resulting from new mortgage debt was partially offset by a decrease in the Company's weighted-average interest rates over the year from 6.81% at September 30, 2001 to 5.81% at September 30, 2002.

        Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the three months ended September 30, 2002 and 2001 were $1.6 million and $1.4 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the three months ended September 30, 2002 and 2001 was $4.7 million and $14.7 million, respectively. These costs are not included in the interest expense discussed above.

        Depreciation and amortization expense for the Same Property Portfolio increased as a result of capital and tenant improvements made after September 30, 2001. Additional increases in depreciation and amortization expense in the Company's Total Property Portfolio were due to the additions of Five Times Square and 111 Huntington Avenue properties and other properties that we acquired or placed in service after July 1, 2001.

Property Dispositions

        The gains on sales for the three months ended September 30, 2002 is a result of the dispositions of (1) 7600, 7700, and 7702 Boston Boulevard, consisting of three buildings totaling 195,227 net rentable square feet, (2) a parcel of land at 681 Gateway, and (3) a parcel of land known as the Herndon Lumber Site. The Company received net proceeds of approximately $34.9 million, resulting in a gain on sale of approximately $15.6 million (net of minority interest share of approximately $3.4 million).

Joint Ventures

        Income from unconsolidated joint ventures for the Same Property Portfolio increased by $0.6 million primarily as a result of the repositioning of 265 Franklin Street. In addition, the additional increase in the Total Property Portfolio of $0.9 million relates to the placing in service of One Discovery Square and the partial placing in service of Two Freedom Square in 2002.

Liquidity and Capital Resources

Cash flows

	For the Nine-Month Period Ended September
Summary Statement of Cash Flows
	2002	2001
	(Dollars in thousands)
Cash provided by operating activities	$311,590	$320,510
Cash used in investing activities	$(1,319,899)	$(1,146,434)
Cash provided by financing activities	$939,035	$705,978

        Cash provided by operating activities is impacted by property operations. The average term of tenant leases, approximately 7.2 years as of September 30, 2002, and portfolio occupancy in the range 95% to 97% have minimized swings in operating cash flow during the respective nine-month periods. The decrease in operating cash flow is primarily related to an increase in straight-line rent related to leases signed in 2002.

        Cash used in investing activities for the nine months ended September 30, 2002 is primarily comprised of the following acquisitions and additions to real estate:

(Dollars in thousands)
Recurring capital expenditures	$10,765
Planned non-recurring capital expenditures associated with acquisition properties	24,052
Hotel improvements, equipment upgrades and replacements	3,030
Company's share of joint venture additions included above	(785)
Acquisition of 399 Park Avenue	1,063,000
Development in process and tenant improvements	260,004

Acquisitions/additions to real estate	$1,360,066

        Cash provided by financing activities for the nine months ended September 30, 2002 is primarily attributable:

Proceeds from Unsecured Bridge Loan	$1,000,000
Net proceeds from other borrowings	151,483
Proceeds from stock transactions	9,870
The cash provided by financing activities is partially offset by:
Dividends and distributions	(220,780)
Distributions to minority interest holder	(1,538)

Net cash provided by financing activities	$939,035

General

        The Company has determined that its estimated cash flows and available sources of liquidity are adequate to meet liquidity needs for the next twelve months. The Company believes that its principal liquidity needs for the next twelve months are to fund normal recurring expenses, debt service requirements, scheduled debt maturities, expected development costs in excess of available draws on construction loans and the minimum distribution required to maintain its REIT qualifications under the Code. The Company believes that these needs will be fully funded from cash flows provided by operating, investing and financing activities.

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

        The Company has construction projects in process, which require commitments to fund to completion. Equity commitments under these arrangements totaled approximately $135.8 million at September 30, 2002. In addition, the Company has options to acquire land that requires minimum deposits that the Company will fund using available cash or its Unsecured Line of Credit. The Company is currently in the process of closing two additional construction loans totaling $95.0 million which will reduce the Company's total equity commitment.

        Based on leases in place at September 30, 2002, leases with respect to 1.29% of the square feet of the Company's in-service Class A office space will expire in the remaining quarter of 2002. While the Company is working to retain its current tenants in situations that are beneficial to them, challenging conditions over the past year, including more sublet space available and decreasing rental rates across the portfolio, make it difficult to predict what future changes may be and how they will effect the Company's re-leasing efforts.

Debt

        The Company's consolidated indebtedness at September 30, 2002 was approximately $5.5 billion and bore interest at a weighted-average interest rate of approximately 5.81% per annum. Based on the Company's total market capitalization at September 30, 2002 of approximately $10.1 billion, the Company's consolidated debt represents 54.0% of its total market capitalization.

        The Company has a $605.0 million unsecured revolving line of credit (the "Unsecured Line of Credit") with Fleet Bank, as agent. The interest rate on the unsecured Line of Credit is currently Eurodollar + 125 basis points. The Company uses its Unsecured Line of Credit principally to facilitate its development and as bridge for acquisition activities and for working capital purposes. As of November 8, 2002, the Company had $216.0 million outstanding under its Unsecured Line of Credit, (including approximately $146.9 million which is collateralized by 875 Third Avenue). The Company is currently engaged in negotiations to renew the Unsecured Line of Credit, which matures in March 2003.

        The Company has a $1.0 billion unsecured bridge loan that was used to acquire 399 Park Avenue on September 25, 2002. The interest rate on the bridge loan is currently Eurodollar + 125 basis points and matures in September 2003. The bridge loan may be prepaid any time prior to its due date without penalty. The Company intends to permanently finance the acquisition of 399 Park Avenue such that the transaction will impact the Company's balance sheet in a leverage neutral manner. The Company is reviewing a variety of transactions that would allow the Company to reduce other secured indebtedness. These transactions may include the sale of real property or interests in real property. The Company intends to repay its bridge loan with the proceeds from these transactions as well as from the issuance of other long term unsecured and secured securities.

        The terms of the unsecured credit facilities require that the Company satisfy a number of customary financial and other covenants on an ongoing basis including among other things, (1) unsecured loan-to-value ratio against total borrowing base not to exceed 55%, unless the Company's leverage ratio exceeds 60%, in which case it is not to exceed 50%, (2) a secured debt leverage ratio not to exceed 55%, (3) debt service coverage ratio of 1.40 for the Company's borrowing base, or 1.50 if the Company's leverage ratio equals or exceeds 60%, and a fixed charge ratio of 1.30, (4) a leverage ratio not to exceed 60%, however for five consecutive quarters (not including the two quarters prior to expiration) leverage can go to 65% (5) limitations on additional indebtedness and stockholder distributions, and (6) a minimum net worth requirement.

        The following represents the outstanding principal balances due under the first mortgages at September 30, 2002:

Properties	Interest Rate(1)	Principal Amount		Maturity Date
	(in thousands)
Citigroup Center	7.19%	$518,056		May 11, 2011
5 Times Square	3.57%	366,493	(2)	January 26, 2003
Embarcadero Center One, Two and Federal Reserve	6.70%	305,217		December 10, 2008
Prudential Center	6.72%	285,069		July 1, 2008
280 Park Avenue	7.64%	265,862		February 1, 2011
599 Lexington Avenue	7.00%	225,000	(3)	July 19, 2005
111 Huntington Avenue	3.59%	199,933	(4)	September 27, 2003
Times Square Tower	3.76%	191,044	(5)	November 29, 2004
Embarcadero Center Four	6.79%	149,575		February 1, 2008
875 Third Avenue	8.00%	147,166	(6)	January 1, 2003
Embarcadero Center Three	6.40%	142,814		January 1, 2007

Two Independence Square	8.09%	114,129	(7)	February 27, 2003
Riverfront Plaza	6.61%	111,346		February 1, 2008
Democracy Center	7.05%	104,735		April 1, 2009
Embarcadero Center West Tower	6.50%	95,289		January 1, 2006
100 East Pratt Street	6.73%	89,093		November 1, 2008
601 and 651 Gateway Boulevard	8.40%	88,617		October 1, 2010
One Independence Square	3.42%	75,000	(8)	August 20, 2003
Reservoir Place	6.88%	69,949	(9)	November 1, 2006
One and Two Reston Overlook	7.45%	66,921		August 31, 2004
2300 N Street	6.88%	66,000		August 3, 2003
202, 206 & 214 Carnegie Center	8.13%	61,979		October 1, 2010
New Dominion Technology Park	7.70%	57,549		January 15, 2021
Capital Gallery	8.24%	55,179		August 15, 2006
Waltham Weston Corporate Center	3.58%	54,240	(10)	February 13, 2004
504, 506 & 508 Carnegie Center	7.39%	46,772		January 1, 2008
10 and 20 Burlington Mall Road	7.25%	39,513	(11)	October 1, 2011
Ten Cambridge Center	8.27%	34,841		May 1, 2010
1301 New York Avenue	7.16%	30,831	(12)	August 15, 2009
2600 Tower Oaks Boulevard	3.50%	30,169	(13)	September 20, 2003
Sumner Square	7.35%	29,851		September 1, 2013
Quorum Office Park	3.47%	29,066	(14)	August 25, 2003
Eight Cambridge Center	7.73%	27,613		July 15, 2010
510 Carnegie Center	7.39%	26,794		January 1, 2008
Lockheed Martin Building	6.61%	25,336		June 1, 2008
University Place	6.94%	24,222		August 1, 2021
Reston Corporate Center	6.56%	23,898		May 1, 2008
Orbital Sciences, Building Two	3.47%	23,611	(15)	June 13, 2003
191 Spring Street	8.50%	22,171		September 1, 2006
Bedford Business Park	8.50%	20,742		December 10, 2008
NIMA Building	6.51%	20,705		June 1, 2008
Shaws Supermarket	3.21%	16,422	(17)	September 8, 2003
40 Shattuck Road	3.56%	15,919	(16)	October 21, 2003
101 Carnegie Center	7.66%	7,806		April 1, 2006
Montvale Center	8.59%	7,322		December 1, 2006
302 Carnegie Center	3.73%	6,969	(18)	April 1, 2003
Hilltop Business Center	6.81%	5,443		March 1, 2019
201 Carnegie Center	7.08%	421	(19)	February 1, 2010

Total		$4,422,692

(1)
Some of our mortgage notes and bonds are variable rate and subject to LIBOR and Eurodollar rate contracts. The LIBOR and Eurodollar rates at September 30, 2002 were 1.81% and 1.77%, respectively.

(2)
Total construction loan in the amount of $420.0 million at a variable rate of Eurodollar + 2.00%. The maturity date can be extended for two one-year periods based on meeting certain conditions. The Company has provided notification to the lender of their intention to extend the maturity for a one year period.

(3)
At maturity the lender has the option to purchase a 33.33% interest in this property in exchange for the cancellation of the principal balance of $225.0 million.

(4)
Total construction loan in the amount of $203.0 million at a variable rate of LIBOR + 1.75%. The maturity date can be extended for a one-year period based on meeting certain conditions.

(5)
Total construction loan in the amount of $493.5 million at a variable rate of Eurodollar + 1.95%. The maturity date can be extended for one six month period and two one-year periods based on meeting certain conditions.

(6)
The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The stated principal balance at September 30, 2002 was $146.9 million and the interest rate was 8.75%. This note was repaid on October 1, 2002 with a draw-down from the line of credit.

(7)
The principal amount and interest rate shown has been adjusted to reflect the effective rate on the loan. The stated principal balance at September 30, 2002 was $114.2 million. The stated interest rate is 8.50% and continues at such rate through the loan expiration.

(8)
Outstanding principal bears interest at a floating rate of LIBOR + 1.60%.

(9)
The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The stated principal balance at September 30, 2002 was $63.8 million and the interest rate was 9.65%.

(10)
Total construction loan in the amount of $70.0 million at a variable rate of LIBOR + 1.70%. The maturity date can be extended for two one-year periods based on meeting certain conditions.

(11)
Includes outstanding indebtedness secured by 91 Hartwell Avenue.

(12)
Includes outstanding principal in the amounts of $19.5 million, $7.5 million and $3.8 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.

(13)
Total construction loan in the amount of $32.0 million at a variable rate of LIBOR + 1.65%. The maturity date can be extended for a one-year period based on meeting certain conditions.

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

(18)
Total construction loan in the amount of $10.0 million at a variable rate of LIBOR + 1.75%. The maturity date can be extended for two one-year periods based on meeting certain conditions.

(19)
This note was prepaid on October 4, 2002.

Joint Ventures

        The Company has investments in eight unconsolidated joint ventures with ownership ranging from 25-51%. The Company does not have control of these partnerships, and therefore, they are accounted for using the equity method of accounting. At September 30, 2002, the Company's proportionate share of the debt related to these investments is equal to approximately $231.0 million. The table below summarizes the outstanding debt relative to the Company's investment in these joint venture properties at September 30, 2002:

Properties	Interest Rate	Principal Amount		Maturity Date
		(in thousands)
Metropolitan Square (51%)	8.23%	$69,939		May 1, 2010
Market Square North (50%)	7.70%	48,826		December 19, 2011
Two Freedom Square (50%)	3.68%	31,013	(1)	June 29, 2004
Discovery Square (50%)	3.54%	29,221	(2)	December 8, 2003
One Freedom Square (25%)	7.75%	18,989		July 1, 2012
265 Franklin Street (35%)	3.14%	18,897		October 1, 2003
140 Kendrick Street (25%)	7.51%	14,096		July 1, 2013

Total	6.40%	$230,981

(1)
The Company has a repayment guarantee to the lender for an additional $0.5 million.

(2)
The Company has a repayment guarantee to the lender for an additional $4.5 million.

Insurance

        The Company carries insurance coverage on its properties of types and in amounts that it believes are in line with coverage customarily obtained by owners of similar properties. The Company believes that all of its properties are adequately insured. The property insurance that the Company maintains for its properties has historically been on an "all risk" basis, including losses caused by acts of terrorism. However, following the terrorist activity of September 11, 2001, and in light of the resulting uncertainty in the insurance market, many insurance companies have indicated that they will exclude insurance against acts of terrorism from their "all risk" policies. The Company's "all risk" insurance coverage in place for the current policy year contains specific exclusions for losses attributable to acts of terrorism. In response to recent market conditions, the Company has secured, on a portfolio-wide basis, terrorism insurance in the amount of $250 million on a per occurrence and annual aggregate basis. The acquisition of 399 Park Avenue has initially been placed in the primary layer of the terrorism insurance program which caps coverage at $150 million on a per occurrence and annual aggregate basis. Higher coverage amounts and coverage for bio-terrorism continue to be unavailable on commercially reasonable terms or, in some cases, at all. The Company will continue to monitor the state of the insurance market. Further, there are other types of losses, such as from wars or catastrophic acts of nature, for which the Company cannot obtain insurance at all or at a reasonable cost. In the event of an uninsured loss or a loss in excess of its insurance limits, the Company could lose both the revenues generated from the affected property and the capital it has invested in the affected property; depending on the specific circumstances of the affected property it is possible that the Company could be liable for any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Company's business and financial condition and results of operations.

        In January 2002, the Company formed a wholly-owned subsidiary, IXP, Inc. (IXP) which acts as a captive insurance company to provide earthquake re-insurance coverage for the Company's Greater San Francisco properties. The accounts of IXP are consolidated within the Company. IXP is acting as a reinsurer for the Lexington Insurance Company, rated AAA by Standards & Poors, for losses in excess of $25.0 million and any applicable deductibles, up to a $20.0 million limit. The Company has provided IXP with $20.0 million in the form of a letter of credit to be applied against the $20.0 million insurance limit. The Company has purchased earthquake insurance with coverage per occurrence and in the aggregate of $115.0 million, including the aforementioned $20.0 million that is reinsured by the Company's IXP subsidiary.

Funds from Operations

        Management believes that Funds from Operations ("FFO") is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. In accordance with the National Association of Real Estate Investment Trusts ("NAREIT") revised definition of FFO, the Company calculates FFO by adjusting net income (loss) (computed in accordance with accounting principles generally accepted in the United States, including non-recurring items), for gains (or losses) from debt restructuring and sales of properties (except gains and losses from sales of depreciable operating properties), real estate related depreciation and amortization and unconsolidated partnerships and joint ventures. The Company's FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the NAREIT definition differently. In addition to FFO (as defined by NAREIT), the Company also discloses FFO after certain supplemental disclosures. FFO does not represent cash generated from operating activities determined in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income (determined in accordance with accounting principles generally accepted in the United States) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

        The following table presents the Company's Funds from Operations for the three months ended September 30, 2002 and 2001:

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
Income before minority interests and joint venture income	$76,873	$86,630
Add:
Real estate depreciation and amortization	46,971	39,360
Income from discontinued operations	—	781
Income from unconsolidated joint ventures	2,530	997
Less:
Net derivative losses	(5,284)	(16,620)
Minority property partnerships' share of Funds from Operations	(521)	(832)
Preferred dividends and distributions	(6,162)	(8,383)

Funds from Operations	114,407	101,933
Add:
Net derivative losses	5,284	16,620
Early surrender lease payments received—contractual basis	667	(12,445)

Funds from Operations before net derivative losses and after early surrender lease payments received—contractual basis	$120,358	$106,108

Funds from Operations Available to Common Shareholders before net derivative losses and after early surrender lease payments received—contractual basis	$99,980	$86,627

        Reconciliation to Diluted Funds from Operations:

	Three Months Ended September 30, 2002		Three Months Ended September 30, 2001
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
Funds from Operations	$120,358	115,402	$106,108	110,876
Effect of Dilutive Securities
Convertible Preferred Units	6,036	9,344	6,730	11,011
Convertible Preferred Stock	126	200	1,653	2,625
Stock Options and other	—	1,276	—	1,657

Diluted Funds from Operations	$126,520	126,222	$114,491	126,169

Company's share of Diluted Funds from Operations before net derivative losses and after early surrender lease payments received—contractual basis	$105,974	105,725	$96,017	105,812

Newly Issued Accounting Standards

        In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective January 1, 2002) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions for disposals of a segment of a business as addressed in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and addresses various implementation issues of SFAS No. 121. In addition, SFAS No. 144 extends the reporting requirements of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale. The Company adopted SFAS No. 144 as of January 1, 2002. The Company's adoption of SFAS No. 144 resulted in the presentation of the net operating results of properties sold during the nine months ended September 30, 2002, as income from discontinued operations for all periods presented. SFAS No. 144 also resulted in the presentation of the gain on sale of properties sold during the nine months ended September 30, 2002, as gain on sale of real estate from discontinued operations for all periods presented. The adoption of SFAS No. 144 did not have an impact on net income available to common shareholders. SFAS No. 144 only impacted the presentation of these held for sale properties within the consolidated statements of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (effective January 1, 2003). This Statement rescinds FASB Statement No. 4, FASB Statement No. 64 and FASB Statement No. 44. This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe that the implementation of SFAS No. 145 will have a material adverse effect on liquidity, financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (effective January 1, 2003). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company does not believe that the implementation of SFAS No. 146 will have a material adverse effect on liquidity, financial position or results of operations.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the risk of loss from adverse changes in market prices and interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate of the variable rate debt as of September 30, 2002 ranged from LIBOR plus 1.40% to LIBOR plus 2.00%. Exclusive of the derivative contracts, a 100 basis point increase in short term market interest rates at September 30, 2002 and 2001 would result in an increase in interest expense for the nine month periods of approximately $34.3 million and $24.0 million, respectively. At September 30, 2002, the Company had derivative contracts totaling $150.0 million. The derivative contracts provide for a fixed interest rate when LIBOR is less than 5.80% and when LIBOR is between 6.70% and 9.00% for terms ranging from three to five years per the individual hedging agreements.

	Mortgage Debt (Dollars in thousands)
	2002	2003	2004	2005	2006	Thereafter	Total
Fixed Rate	$9,793	$372,843	$114,649	$277,880	$284,516	$2,354,145	$3,413,826
Weighted Average Interest Rate	7.39%	8.03%	7.35%	7.04%	7.79%	7.11%	7.28%
Variable Rate	$30,169	$1,777,413	$245,284	—	—	—	$2,052,866

ITEM 4—Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures.

        As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

  (b)
  Changes in internal controls.

        None.

PART II. OTHER INFORMATION

ITEM 6—Exhibits and Reports on Form 8-K

  (b)
  Reports on Form 8-K

        A Form 8-K dated July 23, 2002 was filed with the Securities and Exchange Commission to report under Item 5 of such report the information presented to investors and analysts and the Company's press release for the quarter ended June 30, 2002.

        A Form 8-K dated August 14, 2002 was filed with the Securities and Exchange Commission to report under Item 9 of such report that the Chief Executive Officer and Chief Financial Officer have certified the financial statements included in the Company's Form 10-Q for the quarter ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.
November 12, 2002	/s/ DOUGLAS T. LINDE Douglas T. Linde, Chief Financial Officer (duly authorized officer and principal financial officer)

CERTIFICATION

I, Edward H. Linde, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Boston Properties, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 12, 2002	/s/ EDWARD H. LINDE Edward H. Linde Chief Executive Officer

CERTIFICATION

I, Douglas T. Linde, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Boston Properties, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 12, 2002	/s/ DOUGLAS T. LINDE Douglas T. Linde Chief Financial Officer