Form 10-K
period 2002-12-31
BOSTON PROPERTIES INC
filed 2003-02-27
CIK 1037540

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. Yes ☒    No ☐

        As of June 28, 2002, the aggregate market value of the 87,240,183 shares of common stock held by non-affiliates of the Registrant was $3,485,245,311 based upon the closing price of $39.95 on the New York Stock Exchange composite tape on such date. (For this computation, the Registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.) As of February 19, 2003, there were 95,913,698 shares of Common Stock outstanding.

        Certain information contained in the Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held May 7, 2003 are incorporated by reference in Part III, Items 10, 11, 12 and 13.

PART I

Item 1.    Business

General

        As used herein, the terms "we," "us," "our" or the "Company" refer to Boston Properties, Inc., a Delaware corporation organized in 1997, individually or together with its subsidiaries, including Boston Properties Limited Partnership, a Delaware limited partnership, and our predecessors. We are a fully integrated self-administered and self-managed real estate investment trust or "REIT" and one of the largest owners and developers of office properties in the United States. Our properties are concentrated in four core markets—Boston, Washington, D.C., midtown Manhattan and San Francisco. We conduct substantially all of our business through our subsidiary Boston Properties Limited Partnership. At December 31, 2002, we owned or had interests in 142 properties, totaling 42.4 million net rentable square feet. Our properties consisted of 133 office properties, comprised of 105 Class A office buildings and 28 properties that support both office and technical uses, including five properties under construction, four industrial properties, two retail properties, including one retail property under construction, and three hotels. Subsequent to December 31, 2002, we sold two Class A office properties. We consider Class A office buildings to be centrally located buildings that are professionally managed and maintained, attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings. Our definition of Class A office buildings may be different than that of other companies.

        We are a full service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, capital markets, construction management, property management, marketing, leasing, accounting, tax and legal services. As of December 31, 2002, we had approximately 675 employees. Our 31 senior officers have an average of 24 years experience in the real estate industry and an average of 15 years tenure with us. Our principal executive office is located at 111 Huntington Avenue, Boston, Massachusetts 02199 and its telephone number is (617) 236-3300. In addition, we have regional offices at 401 9th Street, NW, Washington, D.C. 20004; 599 Lexington Avenue, New York, New York 10022; Four Embarcadero Center, San Francisco, California 94111; and 302 Carnegie Center, Princeton, New Jersey 08540.

        Our Web site is located at http://www.bostonproperties.com. On our Web site, you can obtain a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission (the "SEC"). The name "Boston Properties" and our logo (consisting of a stylized "b") are registered trademarks of the Company.

Boston Properties Limited Partnership

        Boston Properties Limited Partnership, a Delaware limited partnership, is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. We are the sole general partner and, as of February 19, 2003, the owner of approximately 76.37% of the economic interests in Boston Properties Limited Partnership. Economic interest was calculated as the number of common partnership units of Boston Properties Limited Partnership owned by the Company as a percentage of the sum of (i) the actual aggregate number of outstanding common partnership units of Boston Properties Limited Partnership and (ii) the number of common partnership units issuable upon conversion of outstanding preferred partnership units of Boston Properties Limited Partnership. This structure is commonly referred to as an umbrella partnership REIT or "UPREIT." Our general and limited partnership interests in Boston Properties Limited Partnership entitle us to share in cash distributions from, and in the profits and losses of, Boston Properties Limited Partnership in proportion to our percentage interest therein and entitle us to vote on all matters requiring a vote of the limited partners. The other partners of Boston Properties Limited Partnership are persons who contributed their direct or indirect interests in certain properties to Boston Properties Limited Partnership in exchange for common units of limited partnership interest in Boston Properties Limited Partnership or preferred units of limited partnership interest in Boston Properties Limited Partnership. Pursuant to the limited partnership agreement of Boston Properties Limited Partnership, unitholders may tender their common units of Boston Properties Limited Partnership for cash equal to the value of an equivalent number of shares of our common stock. In lieu of delivering cash, however, we may, at our option, choose to acquire any common units so tendered by issuing common stock in exchange for the common units. If we so choose, our common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. We currently anticipate that we will elect to issue our common stock in connection with each such presentation for redemption rather than having Boston Properties Limited Partnership pay cash. With each such exchange or redemption, our percentage ownership in Boston Properties Limited Partnership will increase. In addition, whenever we issue shares of our common stock other than to acquire common units of Boston Properties Limited Partnership, we must contribute any net proceeds we receive to Boston Properties Limited Partnership and Boston Properties Limited Partnership must issue to us an equivalent number of common units of Boston Properties Limited Partnership.

        Preferred units of Boston Properties Limited Partnership have the rights, preferences and other privileges, including the right to convert into common units of Boston Properties Limited Partnership, as are set forth in amendments to the limited partnership agreement of Boston Properties Limited Partnership. As of December 31, 2002 and February 19, 2003, Boston Properties Limited Partnership had two series of its preferred units outstanding. The Series One preferred units have an aggregate liquidation preference of approximately $80.9 million and are entitled to a preferred distribution at a rate of 7.25% per annum, payable quarterly. Series One units are convertible into common units at the rate of $38.25 per common unit at the holder's election at any time. We also have the right to convert into common units of Boston Properties Limited Partnership all or part of the Series One units on or after June 30, 2003, if our common stock at the time of our election is trading at a price of at least $42.08 per share.

        The Series Two preferred units have an aggregate liquidation preference of approximately $270.0 million. The Series Two units are convertible, at the holder's election, into common units at a conversion price of $38.10 per common unit. Distributions on the Series Two units are payable quarterly and generally accrue at rates of 6.5% through December 31, 2002; 7.0% until May 12, 2009; and 6.0% thereafter. If distributions on the number of common units into which the Series Two units are convertible are greater than distributions calculated using the rates described in the preceding sentence for the applicable quarterly period, then the greater distributions are payable instead. The terms of the Series Two units provide that they may be redeemed for cash in six annual tranches, beginning on May 12, 2009, at our election or at the election of the holders. We also have the right to convert into common units of Boston Properties Limited Partnership any Series Two units that are not redeemed when they are eligible for redemption.

Significant Transactions During 2002

Real Estate Acquisitions/Dispositions

        On September 25, 2002, we acquired 399 Park Avenue, an approximately 1.7 million square foot office tower in midtown Manhattan. The total acquisition cost of approximately $1.06 billion (including closing costs) was financed with an unsecured bridge loan totaling $1.0 billion and cash. The acquisition of 399 Park Avenue was structured so as to permit us to engage in like-kind exchanges in reliance on Section 1031 of the Internal Revenue Code, which structure allows us to dispose of properties with an aggregate value of up to $1.06 billion within a six-month period following the acquisition of 399 Park Avenue without recognizing gain for federal income tax purposes.

        During the year ended December 31, 2002, we sold land parcels in Herndon, Virginia and South San Francisco, California, and certain garage parking spaces at the Prudential Center in Boston, Massachusetts, for gross proceeds of approximately $15.5 million, resulting in a gain on sale of approximately $4.6 million. In addition, on August 16, 2002, we acquired 20F Street, a 1/2 acre parcel of land in Washington, D.C., for approximately $2.4 million.

        On December 2, 2002, we sold 2391 West Winton Avenue in Hayward, California, an industrial property totaling approximately 220,000 net rentable square feet, for gross proceeds of approximately $10.8 million, resulting in a gain on sale of approximately $9.3 million.

        On November 22, 2002, we sold One and Two Independence Square in Washington, D.C., consisting of two Class A office properties totaling approximately 900,000 net rentable square feet, for gross proceeds of approximately $345.0 million which was used to repay secured and unsecured debt. We recognized a gain of approximately $227.8 million on the sale of One and Two Independence Square. As we continue to manage the property following the sale, the transaction has not been reflected as "discontinued operations" in our consolidated statements of operations.

        On November 25, 2002, we entered into a binding contract for the sale of 875 Third Avenue in midtown Manhattan, a Class A office building totaling approximately 719,000 net rentable square feet and subsequently closed the transaction on February 4, 2003, for approximately $361.3 million (excluding $8.8 million in future obligations assumed by the buyer relating to unpaid brokerage commissions and tenant improvement allowances). Proceeds of the sale were used to repay secured and unsecured debt. As we continued to manage the property following the sale, the transaction has not been reflected as "discontinued operations" in our consolidated statements of operations.

        On March 4, 2002, we sold Fullerton Square, consisting of two office/technical properties totaling 179,000 net rentable square feet in Springfield, Virginia, for gross proceeds of approximately $22.5 million, resulting in a gain on sale of approximately $7.1 million.

        On March 4, 2002, we sold 7600, 7700 and 7702 Boston Boulevard, consisting of three office/technical properties totaling approximately 195,000 net rentable square feet in Springfield, Virginia, for gross proceeds of approximately $34.1 million. Due to our obligation to provide development services related to the Boston Boulevard properties, that transaction did not qualify as a sale for financial reporting purposes in the first quarter of 2002 and had been accounted for as a financing transaction. During the third quarter of 2002, we completed our continuing involvement with the Boston Boulevard properties and recognized a gain on the sale of approximately $14.4 million.

        The sales mentioned above of One and Two Independence Square, 875 Third Avenue, 2391 West Winton and 7600, 7700 and 7702 Boston Boulevard were structured as like-kind exchanges. Accordingly, taxable gain for federal income tax purposes was recognized and the tax attributes (including depreciated tax basis and any tax protection covenants for the benefit of former owners) of these disposed properties have been transferred to 399 Park Avenue as the property for which they were exchanged.

Developments

        We placed five Class A office buildings and two office/technical properties in-service during 2002, which required a total investment during 2002 of approximately $148.9 million, of which $117.8 was funded through existing construction loans. Our total investment, including equity and debt, through December 31, 2002 on these properties was $924.0 million, including $806.6 million relating to 111 Huntington Avenue and 5 Times Square. We began or continued construction on an additional six office buildings, including two buildings in which we have a joint venture interest, and incurred approximately $172.4 million of construction costs during 2002, of which $111.0 million was funded through existing construction loans.

Unsecured Debt

        On December 13, 2002, Boston Properties Limited Partnership closed an unregistered offering of $750.0 million in aggregate principal amount of its 6.25% senior unsecured notes due 2013. The notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to certain investors outside of the United States in reliance on Regulation S under the Securities Act. The notes were priced at 99.65% of their face amount to yield 6.296%. We used the net proceeds to pay down our unsecured bridge loan which we incurred in connection with the acquisition of 399 Park Avenue in September 2002.

        On January 17, 2003, Boston Properties Limited Partnership closed an unregistered offering of an additional $175 million in aggregate principal amount of its 6.25% senior unsecured notes due 2013. The notes are fungible, and form a single series, with the notes sold in December 2002. The notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The notes were priced at 99.763% of their face amount to yield 6.28%. We used the net proceeds to pay down our unsecured bridge loan, a portion of our unsecured line of credit as well as certain construction loans.

        In connection with the December 2002 and January 2003 offerings of its unsecured senior notes, Boston Properties Limited Partnership agreed to register an exchange offer in which the outstanding unregistered notes will be exchanged for registered notes of identical principal amount and with substantially identical terms.

        Boston Properties Limited Partnership received investment grade ratings on its inaugural offering of senior unsecured notes of:

Rating Organization	Rating
Moody's	Baa2 (stable	)
Standard & Poor's	BBB (stable	)
FitchRatings	BBB (stable	)

        The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Ratings assigned by each rating organization have their own meaning within the organization's overall classification system. Each rating should be evaluated independently of any other rating.

        In addition, on September 25, 2002, we obtained unsecured bridge financing totaling $1.0 billion in connection with the acquisition of 399 Park Avenue. During 2002, we repaid approximately $894.3 million with proceeds from the offering of unsecured senior notes and proceeds from the sales of certain real estate properties. During January 2003, we repaid all remaining amounts outstanding under our unsecured bridge loan from the proceeds of the January 17, 2003 additional offering of unsecured senior notes mentioned above.

Equity Transactions

        On July 9, 2002, we issued 1,066,232 shares of our common stock with a fair value of approximately $41.2 million on the date of issuance, as a result of the conversion of an aggregate of 812,469 Series Two and Series Three preferred units of Boston Properties Limited Partnership into 1,066,232 common units of Boston Properties Limited Partnership, which common units we immediately acquired in exchange for an equal number of shares of our common stock. In addition, we issued 2,624,671 shares of our common stock as a result of the conversion of all of our 2,000,000 shares of preferred stock outstanding and we issued 1,566,679 shares of our common stock as a result of our election, as general partner of Boston Properties Limited Partnership, to acquire the common units upon redemption in exchange for an equal number of shares of our common stock.

Business and Growth Strategies

Business Strategy

        Our primary business objective is to maximize return on investment so as to provide our stockholders with the greatest possible total return. Our strategy to achieve this objective is:

  •
  to concentrate on a few carefully selected markets and to be one of the leading, if not the leading, owners and developers in each of those markets. We select markets and submarkets where tenants have demonstrated a preference for high quality office buildings and other facilities;

  •
  to emphasize markets and submarkets within those markets where there are barriers to the creation of new supply and where skill, financial strength and diligence are required to successfully develop and manage high quality office, research and development and/or industrial space and selected retail space;

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

  •
  to opportunistically acquire assets which increase our penetration in the markets in which we have chosen to concentrate and which exhibit an opportunity to improve or preserve returns through repositioning, changes in management focus and re-leasing as existing leases terminate;

  •
  to explore joint venture opportunities with existing owners of irreplaceable real estate locations and/or with strategic institutional partners, leveraging our skills as owners, operators and developers of Class A office space;

  •
  to explore the sale of properties to take advantage of our value creation and the demand for our premier properties as reflected in the high sales prices obtained from recent sales of our properties;

  •
  to seek third party development contracts to provide us with additional fee income and to enable us to retain and utilize our existing development and construction management staff; and

  •
  to enhance our balanced capital structure through our access to a variety of sources of capital.

Growth Strategies

  External Growth

        We believe that we are well positioned to realize significant growth through external asset development and acquisition. We believe that our development experience and our organizational depth position us to continue to develop a range of property types, from single-story suburban office properties to high-rise urban developments, within budget and on schedule. Other factors that contribute to our competitive position include:

  •
  our control of sites (including sites under contract or option to acquire) in our markets that will support approximately 8.8 million square feet of new office, hotel and residential development;

  •
  our reputation gained through the stability and strength of our existing portfolio of properties;

  •
  our relationships with leading national corporations and public institutions seeking new facilities and development services;

  •
  our relationships with nationally recognized financial institutions that provide capital to the real estate industry;

  •
  the substantial amount of commercial real estate owned by domestic and foreign institutions, private investors, and corporations who are seeking to sell these assets in our market areas;

  •
  our ability to act quickly on due diligence and financing; and

  •
  our relationships with institutional buyers and sellers of high quality real estate assets.

        We have targeted three areas of development and acquisition as significant opportunities to execute our external growth strategy:

  •
  Pursue development in selected submarkets.    We believe that development of well-positioned office buildings will continue to be justified in many of our submarkets. We believe in acquiring land after taking into consideration timing factors relating to economic cycles, and in response to market conditions that allow for its development at the appropriate time. While we purposely concentrate in markets with high barriers to entry, we have demonstrated throughout our 30 year history, an ability to make carefully timed land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities in our existing and other markets for a well-capitalized developer to acquire land with development potential at key locations.

            In the past, we have been particularly successful at acquiring sites or options to purchase sites that need governmental approvals. Because of our development expertise, knowledge of the governmental approval process and reputation for quality development with local government regulatory bodies, we generally have been able to secure the permits necessary to allow development, and to profit from the resulting increase in land value. We seek out complex projects where we can add value through the efforts of our experienced and skilled management team leading to significantly enhanced returns on investment.

            Our strong regional relationships and recognized development expertise have enabled us to capitalize on unique built-to-suit opportunities. We intend to seek out and expect to continue to be presented with such opportunities in the future allowing us to earn relatively attractive returns on these development opportunities through multiple business cycles.

  •
  Acquire assets and portfolios of assets from institutions or individuals.    We believe that due to our size, management strength and reputation, we are in an advantageous position to acquire portfolios of assets or individual properties from institutions or individuals. We may acquire properties for cash, but we are also particularly well positioned to appeal to sellers wishing to convert on a tax-deferred basis their ownership of property to the ownership of equity in a diversified real estate operating company that offers liquidity through access to the public equity markets. In addition, we may pursue mergers with and acquisitions of compatible real estate firms. Our ability to offer common units and preferred units in Boston Properties Limited Partnership to sellers who would otherwise recognize a gain upon a sale of assets for cash or our common stock may facilitate this type of transaction on a tax-efficient basis.

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

Internal Growth

        We believe that significant opportunities will exist in the long term to increase cash flow from our existing properties because they are of high quality and in desirable locations. In addition, our properties are in markets where, in general, the creation of new supply is limited by the lack of available sites, the difficulty of receiving the necessary approvals for development on vacant land and obtaining financing. Our strategy for maximizing the benefits from these opportunities is two-fold: (1) to provide high quality property management services using our own employees in order to encourage tenants to renew, expand and relocate in our properties, and (2) to achieve speed and transaction cost efficiency in replacing departing tenants through the use of in-house services for marketing, lease negotiation, and construction of tenant improvements. In addition, we believe that once normal market conditions return, our hotel properties will add to our internal growth because of their desirable locations in the downtown Boston and East Cambridge submarkets. We expect to continue our internal growth as a result of our ability to:

  •
  Cultivate existing submarkets and long-term relationships with credit tenants.    In choosing locations for our properties, we have paid particular attention to transportation and commuting patterns, physical environment, adjacency to established business centers, proximity to sources of business growth and other local factors.

            We had an industry-leading average lease term of 7.2 years at December 31, 2002 and continue to cultivate long-term leasing relationships with a diverse base of high quality, financially stable tenants. Based on leases in place at December 31, 2002, leases with respect to 4.4% of our Class A office buildings will expire in calendar year 2003.

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

  •
  Extend terms of existing leases to existing tenants prior to expiration.    We have also successfully structured early tenant renewals which have reduced the cost associated with lease downtime while securing the tenancy of our highest quality credit-worthy tenants on a long term basis and enhancing relationships which may lead to future tenant expansion.

Competition

        We compete in the leasing of office and industrial space with a considerable number of other real estate companies, some of which may have greater marketing and financial resources. In addition, our hotel properties compete for guests with other hotels, some of which may have greater marketing and financial resources than are available to us and Marriott® International, Inc.

The Hotel Properties

        Effective July 1, 2002, we restructured the leases with respect to ownership of our three hotel properties by forming a taxable REIT subsidiary ("TRS"). The TRS, a wholly-owned subsidiary of Boston Properties Limited Partnership, is the lessee pursuant to new leases for each of the hotel properties. As lessor, Boston Properties Limited Partnership is entitled to a percentage of gross receipts from the hotel properties. Marriott® International, Inc. will continue to manage the hotel properties under the Marriott® name and under terms of the existing management agreements. The restructuring of the hotel leases allows all the economic benefits of ownership to flow to the Company.

Seasonality

        Our hotel properties traditionally have experienced significant seasonality in their operating income, with weighted average net operating income (defined as revenues less operating expenses) by quarter over the year ended December 31, 2002 as follows:

First Quarter	Second Quarter	Third Quarter	Fourth Quarter
13%	27%	28%	32%

RISK FACTORS

        Set forth below are the risks that we believe are material to our stockholders. We refer to the shares of our common stock and preferred stock and the units of limited partnership interest in Boston Properties Limited Partnership together as our "securities," and the investors who own shares and/or units as our "securityholders." This section contains some forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 30.

Our performance and value are subject to risks associated with our real estate assets and with the real estate industry.

        Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our office, industrial, and hotel properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our securityholders will be adversely affected. The following factors, among others, may adversely affect the income generated by our office, industrial and hotel properties:

  •
  downturns in the national, regional and local economic climate;

  •
  competition from other office, hotel and other commercial buildings;

  •
  local real estate market conditions, such as oversupply or reduction in demand for office, hotel or other commercial space;

  •
  changes in interest rates and availability of financing;

  •
  vacancies, changes in market rental rates and the need to periodically repair, renovate and relet space;

  •
  increased operating costs, including insurance expenses, utilities, real estate taxes, and heightened security costs;

  •
  civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses;

  •
  significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a property; and

  •
  ability to collect rents from tenants.

We are dependent upon the economic climates of our four core markets—Boston, Washington, D.C., midtown Manhattan and San Francisco.

        A majority of our revenues are derived from properties located in our four core markets: Boston, Washington, D.C., midtown Manhattan and San Francisco. As a result of the current slowdown in economic activity, there has been an increase in vacancy rates for office properties in these markets. A continued downturn in the economies of these markets, or the impact that the downturn in the overall national economy may have upon these economies, could result in further reduced demand for office space. Because our portfolio consists primarily of office buildings (as compared to a more diversified real estate portfolio), a decrease in demand for office space in turn could adversely affect our results from operations. Additionally, there are submarkets within our core markets that are dependent upon a limited number of industries. A significant downturn in one or more of these industries could also adversely affect our results of operations.

Our investment in property development may be more costly than anticipated.

        We have a significant development pipeline and intend to continue to develop and substantially renovate office, industrial and hotel properties. Our current and future development and construction activities may be exposed to the following risks:

  •
  we may be unable to proceed with the development of properties because we cannot obtain financing on favorable terms;

  •
  we may incur construction costs for a development project which exceed our original estimates due to increases in interest rates and increased materials, labor or other costs, which could make completion of the project less profitable because we may not be able to increase rents to compensate for the increase in construction costs;

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

  •
  we may be unable to complete construction and/or leasing of a property on schedule, resulting in increased debt service and fixed expenses and construction or renovation costs;

  •
  we may lease developed properties at below projected rental rates; and

  •
  occupancy rates and rents at newly completed properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investment not being profitable.

Our use of joint ventures may limit our flexibility with jointly owned investments.

        In appropriate circumstances, we intend to develop and acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. We could become engaged in a dispute with any of our joint venturers which might affect our ability to operate a property. In addition, our joint venture partners may have different objectives than we do regarding the appropriate timing and pricing of any sale or refinancing of properties. Finally, in many instances, our joint venture partners have competing interests in our markets that could create conflict of interest issues.

        In 2000, we entered into a joint venture with the New York State Common Retirement Fund which has agreed to contribute up to $270 million to acquire and develop properties with us. During the three-year investment period for this joint venture, which ends on May 12, 2003, the New York State Common Retirement Fund has the right to participate in all of our acquisition opportunities that meet agreed criteria and any development projects that we choose to pursue with an institutional partner. Its participation may limit our flexibility in acquiring properties or pursuing development projects.

We face risks associated with property acquisitions.

        Since our initial public offering, we have made acquisitions of large properties and portfolios of properties. We intend to continue to acquire properties and portfolios of properties, including large portfolios that could increase our size and result in alterations to our capital structure. Our acquisition activities and their success are subject to the following risks:

  •
  we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, including both publicly traded real estate investment trusts and institutional investment funds;

  •
  even if we enter into an acquisition agreement for a property, it is usually subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction, which may not be satisfied;

  •
  even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price;

  •
  we may be unable to finance acquisitions on favorable terms;

  •
  acquired properties may fail to perform as expected;

  •
  the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates;

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

        We have acquired in the past and in the future may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in Boston Properties Limited Partnership. This acquisition structure has the effect, among others, of reducing the amount of tax depreciation we can deduct over the tax life of the acquired properties, and typically requires that we agree to protect the contributors' ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax basis.

        We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow. Unknown liabilities with respect to properties acquired might include:

  •
  liabilities for clean-up of undisclosed environmental contamination;

  •
  claims by tenants, vendors or other persons against the former owners of the properties;

  •
  liabilities incurred in the ordinary course of business; and

  •
  claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

We face potential difficulties or delays renewing leases or re-leasing space.

        We derive most of our income from rent received from our tenants. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. Also, when our tenants decide not to renew their leases or terminate early, we may not be able to re-lease the space. Even if tenants decide to renew, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable than current lease terms. As a result, our cash flow could decrease and our ability to make distributions to our securityholders could be adversely affected.

We face potential adverse effects from major tenants' bankruptcies or insolvencies.

        The bankruptcy or insolvency of a major tenant may adversely affect the income produced by our properties. Our tenants could file for bankruptcy protection or become insolvent in the future. We cannot evict a tenant solely because of its bankruptcy. On the other hand, a bankrupt tenant may reject and terminate its lease with us. In such case, our claim against the bankrupt tenant for unpaid and future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and, even so, our claim for unpaid rent would likely not be paid in full. This shortfall could adversely affect our cash flow and results of operations.

We may have difficulty selling our properties which may limit our flexibility.

        Large and high quality office, industrial and hotel properties like the ones that we own could be difficult to sell. This may limit our ability to change our portfolio promptly in response to changes in economic or other conditions. In addition, federal tax laws limit our ability to sell properties that we have owned for fewer than four years and this may affect our ability to sell properties without adversely affecting returns to our securityholders. These restrictions reduce our ability to respond to changes in the performance of our investments and could adversely affect our financial condition and results of operations.

        Our ability to dispose of some of our properties is constrained by their tax attributes. Properties which we developed and have owned for a significant period of time or which we acquired through tax deferred contribution transactions in exchange for partnership interests in Boston Properties Limited Partnership often have a low tax basis. If we dispose of these properties outright in taxable transactions, we may be required to distribute a significant amount of the taxable gain to our security holders under the requirements of the Internal Revenue Code for REIT's like the Company, which in turn would impact our cash flow. In some cases, we are restricted from disposing of properties contributed in exchange for our partnership interests under tax protection agreements with contributors. To dispose of low basis or tax-protected properties efficiently we often use like-kind exchanges, which qualify for non-recognition of taxable gain, but can be difficult to consummate and result in the property for which the disposed assets are exchanged inheriting their low basis and other tax attributes (including tax protection covenants).

Our properties face significant competition.

        We face significant competition from developers, owners and operators of office, industrial and other commercial real estate, including sublease space available from our tenants. Substantially all of our properties face competition from similar properties in the same market. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to make space available at lower prices than the space in our properties.

Because we own three hotel properties, we face the risks associated with the hospitality industry.

        We own three hotel properties which we lease to our taxable REIT subsidiary, or TRS. Boston Properties Limited Partnership, as lessor, is entitled to a percentage of the gross receipts of our hotel properties and Marriott International, Inc. manages our hotel properties under the Marriott® name pursuant to a management contract with the TRS as lessee. While the TRS structure allows the economic benefits of ownership to flow to us, the TRS is subject to tax on its income from the operations of the hotels at the federal and state level. In addition changes in applicable tax laws may require us to modify the structure for owning our hotel properties, and such changes may adversely affect the cash flows from our hotels.

        Because the lease payments we receive under the hotel leases are based on a participation in the gross receipts of the hotels, if the hotels do not generate sufficient receipts, our cash flow would be decreased, which could reduce the amount of cash available for distribution to our securityholders. The following factors, among others, are common to the hotel industry, and may reduce the receipts generated by our hotel properties:

  •
  our hotel properties compete for guests with other hotels, a number of which have greater marketing and financial resources than our hotel-operating business partners;

  •
  if there is an increase in operating costs resulting from inflation and other factors, our hotel-operating business partners may not be able to offset such increase by increasing room rates;

  •
  our hotel properties are subject to the fluctuating and seasonal demands of business travelers and tourism; and

  •
  our hotel properties are subject to general and local economic and social conditions that may affect demand for travel in general, including war and terrorism.

        In addition, because all three of our hotel properties are located within a two-mile radius in downtown Boston and Cambridge, they are all subject to the Boston market's fluctuations in demand, increases in operating costs and increased competition from additions in supply.

Compliance or failure to comply with the Americans with Disabilities Act and other similar laws could result in substantial costs.

        The Americans with Disabilities Act generally requires that public buildings, including office buildings and hotels, be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If, pursuant to the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to our securityholders.

        We may also incur significant costs complying with other regulations. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. We believe that our properties are currently in material compliance with all of these regulatory requirements. However, we do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect our cash flow and results of operations.

Some potential losses are not covered by insurance.

        We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. The property insurance that we maintain for our properties has historically been on an "all risk" basis, which until 2002 included losses caused by acts of terrorism. Following the terrorist activity of September 11, 2001 and the resulting uncertainty in the insurance market, insurance companies generally excluded insurance against acts of terrorism from their "all risk" policies. As a result, our "all risk" insurance coverage currently contains specific exclusions for losses attributable to acts of terrorism. In light of this development, in 2002 we purchased stand-alone terrorism insurance on a portfolio-wide basis with annual aggregate limits that we consider commercially reasonable, considering the availability and cost of such coverage. The federal Terrorism Risk Insurance Act, enacted in November 2002, requires regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) under property insurance policies, but we cannot currently anticipate whether the scope and cost of such coverage will compare favorably to stand-alone terrorism insurance, and thus whether it will be commercially reasonable for us to change our coverage for acts of terrorism going forward. We will continue to monitor the state of the insurance market, but we do not currently expect that coverage for acts of terrorism on terms comparable to pre-2002 policies will become available on commercially reasonable terms.

        We carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to deductibles and self-insurance that we believe are commercially reasonable. However, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. As a result of increased costs of coverage and decreased availability, the amount of third party earthquake insurance we may be able to purchase on commercially reasonable terms may be reduced. In addition, we may discontinue earthquake insurance on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.

        In January 2002, the Company formed a wholly-owned insurance subsidiary, IXP, Inc. ("IXP"), to act as a captive insurance company and be one of the elements of our overall insurance program. IXP has acted as a reinsurer for our primary carrier with respect to a portion of our earthquake insurance coverage for our Greater San Francisco properties. In the future IXP may provide additional or different coverage, as a reinsurer or a primary insurer, depending on the availability and cost of third party insurance in the marketplace and the level of self insurance that we believe is commercially reasonable. The accounts of IXP are consolidated within the Company.

        There are other types of losses, such as from wars, acts of bio-terrorism or the presence of mold at our properties, for which we cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that we could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and financial condition and results of operations.

Potential liability for environmental contamination could result in substantial costs.

        Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties simply because of our current or past ownership or operation of the real estate. If unidentified environmental problems arise, we may have to make substantial payments which could adversely affect our cash flow and our ability to make distributions to our securityholders because:

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

        These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous or toxic substances or petroleum products or the failure to properly remediate contamination may materially and adversely affect our ability to borrow against, sell or rent an affected property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination. Changes in laws increasing the potential liability for environmental conditions existing at our properties, or increasing the restrictions on the handling, storage or discharge of hazardous or toxic substances or petroleum products or other actions may result in significant unanticipated expenditures.

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

        While we test indoor air quality on a regular basis and have an ongoing maintenance program in place to address this aspect of property operations, inquiries about indoor air quality may necessitate special investigation and, depending on the results, remediation. Indoor air quality issues can stem from inadequate ventilation, chemical contaminants from indoor or outdoor sources, and biological contaminants such as molds, pollen, viruses and bacteria. Indoor exposure to chemical or biological contaminants above certain levels can be alleged to be connected to allergic reactions or other health effects and symptoms in susceptible individuals. If these conditions were to occur at one of our properties, we may need to undertake a targeted remediation program, including without limitation, steps to increase indoor ventilation rates and eliminate sources of contaminants. Such remediation programs could be costly, necessitate the temporary relocation of some or all of the property's tenants or require rehabilitation of the affected property.

We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk.

        We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity. Therefore, we are likely to need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of our existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow will not be sufficient to repay all maturing debt in years when significant "balloon" payments come due.

        We have agreements with a number of limited partners of Boston Properties Limited Partnership who contributed properties in exchange for partnership interests that require Boston Properties Limited Partnership to maintain secured debt on certain of our assets and/or allocate partnership debt to such limited partners to enable them to continue to defer recognition of their taxable gain with respect to the contributed property. These tax protection and debt allocation agreements may restrict our ability to repay or refinance debt.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt.

        We currently have, and may incur more, indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will our interest costs, which would adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our securityholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures. As a protection against rising interest rates, we enter into agreements such as interest rate swaps, caps, floors and other interest rate hedging contracts.

Covenants in our debt agreements could adversely affect our financial condition.

        The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Our credit facilities and unsecured debt securities contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our continued ability to borrow under our credit facilities is subject to compliance with our financial and other covenants. In addition, our failure to comply with such covenants could cause a default under the applicable debt agreement, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.

        Our "all risk" insurance policies contain exclusions for acts of terrorism and some of our lenders may take the position that our insurance coverage against acts of terrorism no longer complies with covenants in our debt agreements. Additionally, in the future our ability to obtain debt financing, or the terms of such financing, may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace on commercially reasonable terms.

        We rely on debt financing, including borrowings under our credit facilities, issuances of unsecured debt securities and debt secured by individual properties, to finance our acquisition and development activities and for working capital. If we are unable to obtain debt financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. If we breach covenants in our debt agreements, the lenders can declare a default and, if the debt is secured, can take possession of the property securing the defaulted loan. In addition, our unsecured debt agreements contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could materially and adversely affect our financial condition and results of operations.

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our common stock.

        Debt to market capitalization ratio is a measure of our total debt as a percentage of the aggregate of our total debt plus the market value of our outstanding common stock and interests in Boston Properties Limited Partnership. Our debt to market capitalization ratio was approximately 52.8% as of December 31, 2002. Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. Our senior unsecured debt is currently rated investment grade by the three major rating agencies. However, there can be no assurance we will be able to maintain this rating, and in the event our senior debt is downgraded from its current rating, we would likely incur higher borrowing costs. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally.

Further issuances of equity securities may be dilutive to current securityholders.

        The interests of our existing securityholders could be diluted if additional equity securities are issued to finance future developments, acquisitions, or repay indebtedness. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity.

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

        Provisions in our certificate of incorporation and bylaws, our shareholder rights agreement and the limited partnership agreement of Boston Properties Limited Partnership, as well as provisions of the Internal Revenue Code and Delaware corporate law, may:

  •
  delay or prevent a change of control over us or a tender offer, even if such action might be beneficial to our stockholders and

  •
  limit our stockholders' opportunity to receive a potential premium for their shares of common stock over then-prevailing market prices.

  Stock Ownership Limit

        Primarily to facilitate maintenance of our qualification as a real estate investment trust, our certificate of incorporation generally prohibits ownership, directly, indirectly or beneficially, by any single stockholder of more than 6.6% of the number of outstanding shares of any class or series of our equity stock. We refer to this limitation as the "ownership limit." Our board of directors may waive or modify the ownership limit with respect to one or more persons if it is satisfied that ownership in excess of this limit will not jeopardize our status as a real estate investment trust for federal income tax purposes. In addition, under our certificate of incorporation each of Mortimer B. Zuckerman and Edward H. Linde, along with their respective families and affiliates, as well as, in general, pension plans and mutual funds, may actually and beneficially own up to 15% of the number of outstanding shares of any class or series of our equity common stock. Shares owned in violation of the ownership limit will be subject to the loss of rights to distributions and voting and other penalties. The ownership limit may have the effect of inhibiting or impeding a change in control.

  Boston Properties Limited Partnership Agreement

        We have agreed in the limited partnership agreement of Boston Properties Limited Partnership not to engage in business combinations unless limited partners of Boston Properties Limited Partnership other than Boston Properties, Inc. receive, or have the opportunity to receive, the same consideration for their partnership interests as holders of our common stock in the transaction. If these limited partners do not receive such consideration, we cannot engage in the transaction unless 75% of these limited partners vote to approve the transaction. In addition, we have agreed in the limited partnership agreement of Boston Properties Limited Partnership that we will not consummate business combinations in which we received the approval of our stockholders unless these limited partners are also allowed to vote and the transaction would have been approved had these limited partners been able to vote as stockholders on the transaction. Therefore, if our stockholders approve a business combination that requires a vote of stockholders, the partnership agreement requires the following before we can consummate the transaction:

  •
  holders of partnership interests in Boston Properties Limited Partnership, including Boston Properties, Inc., must vote on the matter;

  •
  Boston Properties, Inc. must vote its partnership interests in the same proportion as our stockholders voted on the transaction; and

  •
  the result of the vote of holders of partnership interests in Boston Properties Limited Partnership must be such that had such vote been a vote of stockholders, the business combination would have been approved.

        As a result of these provisions, a potential acquirer may be deterred from making an acquisition proposal and we may be prohibited by contract from engaging in a proposed business combination even though our stockholders approve of the combination.

  Shareholder Rights Plan

        We have adopted a shareholder rights plan. Under the terms of this plan, we can in effect prevent a person or group from acquiring more than 15% of the outstanding shares of our common stock, because, unless we approve of the acquisition, after the person acquires more than 15% of our outstanding common stock, all other stockholders will have the right to purchase securities from us at a price that is less than their then fair market value, which would substantially reduce the value and influence of the stock owned by the acquiring person. Our board of directors can prevent the plan from operating by approving the transaction in advance, which gives us significant power to approve or disapprove of the efforts of a person or group to acquire a large interest in our company.

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

        We depend on the efforts of key personnel, particularly Mortimer B. Zuckerman, Chairman of our board of directors, and Edward H. Linde, our President and Chief Executive Officer. Among the reasons that Messrs. Zuckerman and Linde are important to our success is that each has a national reputation which attracts business and investment opportunities and assists us in negotiations with lenders. If we lost their services, our relationships with lenders, potential tenants and industry personnel would diminish. Mr. Zuckerman has substantial outside business interests which could interfere with his ability to devote his full time to our business and affairs.

        Our two Executive Vice Presidents, Chief Financial Officer and other executive officers who serve as managers of our regional offices have strong reputations. Their reputations aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants and build-to-suit prospects. While we believe that we could find replacements for these key personnel, the loss of their services could materially and adversely affect our operations because of diminished relationships with lenders, prospective tenants and industry personnel.

Conflicts of interest exist with holders of interests in Boston Properties Limited Partnership.

  Sales of properties and repayment of related indebtedness will have different effects on holders of interests in Boston Properties Limited Partnership than on our stockholders.

        Some holders of interests in Boston Properties Limited Partnership, including Messrs. Zuckerman and Linde, would incur adverse tax consequences upon the sale of certain of our properties and on the repayment of related debt which differ from the tax consequences to us and our stockholders. Consequently, such holders of partnership interests in Boston Properties Limited Partnership may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. While we have exclusive authority under the limited partnership agreement of Boston Properties Limited Partnership to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, subject, in the case of certain properties, to the contractual commitments described below, any such decision would require the approval of our board of directors. As directors and executive officers, Messrs. Zuckerman and Linde have substantial influence with respect to any such decision. Their influence could be exercised in a manner inconsistent with the interests of some, or a majority, of our stockholders, including in a manner which could prevent completion of a sale of a property or the repayment of indebtedness.

  Agreement not to sell some properties.

        Under the terms of the limited partnership agreement of Boston Properties Limited Partnership, we have agreed not to sell or otherwise transfer some of our properties, prior to specified dates, in any transaction that would trigger taxable income, without first obtaining the consent of Messrs. Zuckerman and Linde. However, we are not required to obtain their consent if, during the applicable period, each of them does not hold at least 30% of his original interests in Boston Properties Limited Partnership, or if those properties are transferred in a nontaxable event. In addition, we have entered into similar agreements with respect to other properties that we have acquired in exchange for partnership interests in Boston Properties Limited Partnership. Pursuant to those agreements, we are responsible for the reimbursement of tax costs to the prior owners if the subject properties are sold in a taxable sale. Our obligations to the prior owners are generally limited in time and only apply to actual damages suffered. As of December 31, 2002, there were a total of 34 properties subject to these restrictions, and those 34 properties and 2 additional properties sold during 2002, are estimated to have accounted for approximately 54.6% of our total revenue for the year ended December 31, 2002.

        Boston Properties Limited Partnership has also entered into agreements providing prior owners with the right to guarantee specific amounts of indebtedness and, in the event that the specific indebtedness they guarantee is repaid or reduced, additional and/or substitute indebtedness. These agreements may hinder actions that we may otherwise desire to take to repay or refinance guaranteed indebtedness because we would be required to make payments to the beneficiaries of such agreements if we violate these agreements.

  Messrs. Zuckerman and Linde will continue to engage in other activities.

Messrs. Zuckerman and Linde have a broad and varied range of investment interests. Either one could acquire an interest in a company which is not currently involved in real estate investment activities but which may acquire real property in the future. However, pursuant to each of their employment agreements, Messrs. Zuckerman and Linde will not, in general, have management control over such companies and, therefore, they may not be able to prevent one or more such companies from engaging in activities that are in competition with our activities.

Changes in market conditions could adversely affect the market price of our common stock.

        As with other publicly traded equity securities, the value of our common stock depends on various market conditions which may change from time to time. Among the market conditions that may affect the value of our common stock are the following:

  •
  the extent of investor interest in our securities;

  •
  the general reputation of real estate investment trusts and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

  •
  our underlying asset value;

  •
  investor confidence in the stock and bond market, generally;

  •
  national economic conditions;

  •
  changes in tax laws;

  •
  our financial performance;

  •
  change in our credit rating; and

  •
  general stock and bond market conditions.

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

        As part of our initial public offering and since then we have completed many private placement transactions where shares of capital stock of Boston Properties, Inc. or interests in Boston Properties Limited Partnership were issued to owners of properties we acquired or to institutional investors. This common stock, or common stock issuable on conversion of our preferred stock or in exchange for such interests in Boston Properties Limited Partnership, may be sold in the public securities markets over time pursuant to registration rights we granted to these investors. Additional common stock reserved under our employee benefit and other incentive plans, including stock options and restricted stock, may also be sold in the market at some time in the future. Future sales of our common stock in the market could adversely affect the price of our common stock. We cannot predict the effect the perception in the market that such sales may occur will have on the market price of our common stock.

We did not obtain new owner's title insurance policies in connection with properties acquired during our initial public offering.

        We acquired many of our properties from our predecessors at the completion of our initial public offering in June 1997. Before we acquired these properties each of them was insured by a title insurance policy. We did not, however, obtain new owner's title insurance policies in connection with the acquisition of these properties. Nevertheless, because in many instances we acquired these properties indirectly by acquiring ownership of the entity which owned the property and those owners remain in existence as our subsidiaries, some of these title insurance policies may continue to benefit us. Many of these title insurance policies may be for amounts less than the current values of the applicable properties. If there was a title defect related to any of these properties, or to any of the properties acquired at the time of our initial public offering, that is no longer covered by a title insurance policy, we could lose both our capital invested in and our anticipated profits from such property. We have obtained title insurance policies for all properties that we have acquired after our initial public offering.

We face possible adverse changes in tax laws.

        From time to time changes in state and local tax laws or regulations are enacted, which may result in increase in our tax liability. The shortfall in tax revenues for states and municipalities in recent years may lead to an increase in the frequency and size of such changes. We also face the risk that taxing authorities may challenge certain aspects of our acquisition, operation or disposition of properties. If such challenges are successful, we may be required to pay additional taxes on our assets or income and may be assessed interest and penalties on such additional taxes. These increased tax costs could adversely affect our financial condition and results of operations and the amount of cash available for payment of dividends.

Item 2.    Properties

        At December 31, 2002, our portfolio consisted of 142 properties totaling 42.4 million net rentable square feet. Our properties consisted of 133 office properties, including 105 Class A office buildings and 28 properties that support both office and technical uses, including five properties under construction, four industrial properties, two retail properties, including one retail property currently under construction, and three hotels. In addition, we own or control 41 parcels of land for future development. The following table sets forth information relating to the properties we owned at December 31, 2002:

Properties	Location	12/31/02 Occupancy	Number of Buildings	Net Rentable Square Feet
Class A Office
399 Park Avenue	New York, NY	100.0%	1	1,677,433
Citigroup Center	New York, NY	99.9%	1	1,576,803
800 Boylston Street at The Prudential Center	Boston, MA	92.2%	1	1,175,218
280 Park Avenue	New York, NY	97.6%	1	1,166,777
5 Times Square	New York, NY	98.8%	1	1,103,290
599 Lexington Avenue	New York, NY	95.9%	1	1,019,772
Embarcadero Center Four	San Francisco, CA	93.1%	1	935,821
Riverfront Plaza	Richmond, VA	91.8%	1	899,586
111 Huntington Avenue at The Prudential Center	Boston, MA	98.2%	1	854,129
Embarcadero Center One	San Francisco, CA	97.8%	1	833,727
Embarcadero Center Two	San Francisco, CA	88.3%	1	780,441
Embarcadero Center Three	San Francisco, CA	89.1%	1	773,632
875 Third Avenue(1)	New York, NY	95.2%	1	711,901
Democracy Center	Bethesda, MD	94.0%	3	680,854
100 East Pratt Street	Baltimore, MD	98.2%	1	635,323
Metropolitan Square (51% ownership)	Washington, D.C.	97.6%	1	585,220
Shops at the Prudential Center(2)	Boston, MA	97.6%	1	557,946
Candler Building(3)	Baltimore, MD	97.0%	1	540,706
Reservoir Place	Waltham, MA	84.7%	1	522,760
101 Huntington Avenue at the Prudential Center	Boston, MA	80.9%	1	510,983
601 and 651 Gateway Boulevard	South San Francisco, CA	86.1%	2	509,720
West Tower	San Francisco, CA	96.1%	1	467,781
One Tower Center	East Brunswick, NJ	84.4%	1	410,887
One Freedom Square (25% ownership)	Reston, VA	100.0%	1	410,308
Market Square North (50% ownership)	Washington, D.C.	100.0%	1	401,279
Capital Gallery	Washington, D.C.	100.0%	1	396,894
140 Kendrick Street (25% ownership)	Needham, MA	100.0%	3	380,987
One and Two Discovery Square (50% ownership)	Reston, VA	90.8%	2	366,989
265 Franklin Street (35% ownership)	Boston, MA	67.9%	1	343,913
Orbital Science Campus	Dulles, VA	100.0%	3	337,228
One Reston Overlook	Reston, VA	100.0%	1	312,685
2300 N Street	Washington, D.C.	98.8%	1	289,243

NIMA Building	Reston, VA	100.0%	1	263,870
Reston Corporate Center	Reston, VA	100.0%	2	261,046
Quorum Office Park One	Chelmsford, MA	100.0%	2	259,918
Lockheed Martin Building	Reston, VA	100.0%	1	255,244
611 Gateway Boulevard	S. San Francisco, CA	0.0%	1	250,825
200 West Street	Waltham, MA	100.0%	1	248,048
500 E Street	Washington, D.C.	100.0%	1	242,769
New Dominion Tech. Park, Building One	Herndon, VA	100.0%	1	235,201
510 Carnegie Center	Princeton, NJ	100.0%	1	234,160
Cambridge Center One	Cambridge, MA	94.0%	1	215,385
Sumner Square Office	Washington, D.C.	100.0%	1	207,620
University Place	Cambridge, MA	100.0%	1	195,282
1301 New York Avenue	Washington, D.C.	100.0%	1	188,358
2600 Tower Oaks Boulevard	Rockville, MD	100.0%	1	178,887
Cambridge Center Eight	Cambridge, MA	100.0%	1	177,226
Newport Office Park	Quincy, MA	44.6%	1	168,829
Lexington Office Park	Bedford, MA	78.6%	2	167,293
191 Spring Street	Waltham, MA	100.0%	1	162,700
206 Carnegie Center	Princeton, NJ	100.0%	1	161,763
210 Carnegie Center	Princeton, NJ	100.0%	1	161,112
10 & 20 Burlington Mall Road	Burlington, MA	88.7%	2	156,416
Cambridge Center Ten	Cambridge, MA	100.0%	1	152,664
Old Federal Reserve	San Francisco, CA	99.8%	1	149,592
214 Carnegie Center	Princeton, NJ	94.8%	1	148,584
212 Carnegie Center	Princeton, NJ	100.0%	1	146,518
506 Carnegie Center	Princeton, NJ	56.2%	1	136,213
Two Reston Overlook	Reston, VA	82.2%	1	131,594
508 Carnegie Center	Princeton, NJ	100.0%	1	131,085
Waltham Office Center	Waltham, MA	84.8%	3	130,209
202 Carnegie Center	Princeton, NJ	100.0%	1	128,705
504 Carnegie Center	Princeton, NJ	100.0%	1	121,990
91 Hartwell Avenue	Lexington, MA	91.3%	1	121,215
Montvale Center	Gaithersburg, MD	84.2%	1	120,823
40 Shattuck Road	Andover, MA	92.2%	1	120,000
101 Carnegie Center	Princeton, NJ	100.0%	1	119,652
502 Carnegie Center	Princeton, NJ	95.3%	1	116,374
Cambridge Center Three	Cambridge, MA	100.0%	1	107,484
104 Carnegie Center	Princeton, NJ	85.2%	1	102,830
201 Spring Street	Waltham, MA	100.0%	1	102,500
The Arboretum	Reston, VA	100.0%	1	95,584
Bedford Office Park	Bedford, MA	100.0%	1	90,000
Cambridge Center Eleven	Cambridge, MA	100.0%	1	79,616
Decoverly Two	Rockville, MD	100.0%	1	77,747
Decoverly Three	Rockville, MD	100.0%	1	77,040
33 Hayden Avenue	Lexington, MA	100.0%	1	75,216
170 Tracer Lane	Waltham, MA	55.0%	1	73,258
105 Carnegie Center	Princeton, NJ	100.0%	1	69,648
32 Hartwell Avenue	Lexington, MA	100.0%	1	69,154

302 Carnegie Center	Princeton, NJ	95.5%		1	65,135
195 West Street	Waltham, MA	100.0%		1	63,500
100 Hayden Avenue	Lexington, MA	100.0%		1	55,924
181 Spring Street	Waltham, MA	41.2%		1	53,595
211 Carnegie Center	Princeton, NJ	100.0%		1	47,025
204 Second Avenue	Waltham, MA	100.0%		1	40,974
92 Hayden Avenue	Lexington, MA	100.0%		1	31,100
201 Carnegie Center	Princeton, NJ	100.0%		—	6,500

	Subtotal for Class A Office Properties	94.1%		101	29,921,236

Office/Technical Properties
Bedford Office Park	Bedford, MA	100.0%		2	383,704
Hilltop Office Center	South San Francisco, CA	87.5%		9	144,366
Broad Run Business Park, Building E	Dulles,VA	54.7%		1	127,226
7601 Boston Boulevard	Springfield, VA	100.0%		1	103,750
7399-7435 Boston Boulevard	Springfield, VA	82.3%		1	103,557
8000 Grainger Court	Springfield, VA	100.0%		1	90,645
7500 Boston Boulevard	Springfield, VA	100.0%		1	79,971
7501 Boston Boulevard	Springfield, VA	100.0%		1	75,756
Cambridge Center Fourteen	Cambridge, MA	100.0%		1	67,362
164 Lexington Road	Billerica, MA	100.0%		1	64,140
7450 Boston Boulevard	Springfield, VA	100.0%		1	62,402
Sugarland Business Park, Building Two	Herndon, VA	65.9%		1	59,215
7374 Boston Boulevard	Springfield, VA	100.0%		1	57,321
Sugarland Business Park, Building One	Herndon, VA	22.8%		1	52,797
8000 Corporate Court	Springfield, VA	100.0%		1	52,539
7451 Boston Boulevard	Springfield, VA	66.1%		1	47,001
7300 Boston Boulevard	Springfield, VA	100.0%		1	32,000
17 Hartwell Avenue	Waltham, MA	100.0%		1	30,000
7375 Boston Boulevard	Springfield, VA	100.0%		1	26,865

	Subtotal for Office/Technical Properties	89.7%		28	1,660,617

Industrial Properties
38 Cabot Boulevard	Bucks County, PA	100.0%		1	161,000
40-46 Harvard Street	Westwood, MA	100.0%		1	152,009
560 Forbes Blvd	South San Francisco, CA	100.0%		1	40,000
430 Rozzi Place	South San Francisco, CA	100.0%		1	20,000

	Subtotal for Industrial Properties	100.0%		4	373,009

	Subtotal for In-Service Properties	93.9%		133	31,954,862

Properties Under Construction
Times Square Tower	New York, NY	0	%(4)	1	1,218,511
901 New York Avenue (25% ownership)	Washington, D.C.	60.0	%(4)	1	538,463
Two Freedom Square (50% ownership)	Reston, VA	65.0	%(4)	1	422,930
Waltham Weston Corporate Center	Waltham, MA	42.1	%(4)	1	304,050

New Dominion Tech. Park, Building Two	Herndon, VA	100.0	%(4)	1	257,400
Shaws Supermarket(2)	Boston, MA	100.0	%(4)	1	57,235

	Subtotal for Properties Under Construction	37.2	%(4)	6	2,798,589

Hotel Properties
Long Wharf Marriott	Boston, MA	N/M		1	420,000
Cambridge Center Marriott	Cambridge, MA	N/M		1	330,400
Residence Inn by Marriott	Cambridge, MA	N/M		1	187,474

	Subtotal for Hotel Properties			3	937,874

Structured Parking				—	6,719,991

Total Portfolio:				142	42,411,316

(1)
Sold on February 4, 2003.

(2)
Retail property.

(3)
Sold on January 28, 2003.

(4)
Represents pre-leasing at December 31, 2002.

        N/M—Not meaningful.

Top 20 Tenants by Square Feet

Tenant		Square Feet	% of In Service Portfolio
1.	U.S. Government	1,408,595	4.41%
2.	Citibank, N.A.	1,217,423	3.81%
3.	Ernst and Young	1,064,939	3.33%
4.	Lockheed Martin Corporation	676,414	2.12%
5.	Shearman & Sterling	588,226	1.84%
6.	Gillette Company	488,177	1.53%
7.	Lehman Brothers	436,723	1.37%
8.	Parametric Technology Corp.	380,987	1.19%
9.	Washington Group International	365,245	1.14%
10.	Deutsche Bank	346,617	1.08%
11.	Orbital Sciences Corporation	337,228	1.06%
12.	Wachovia	319,966	1.00%
13.	TRW, Inc.	318,963	1.00%
14.	T. Rowe Price Associates, Inc.	304,129	0.95%
15.	Hunton & Williams	301,081	0.94%
16.	Digitas	279,182	0.87%
17.	Accenture	265,622	0.83%
18.	Kirkland & Ellis	263,216	0.82%
19.	Marsh USA Inc.	261,145	0.82%
20.	Tellabs Operations, Inc.	259,918	0.81%
	Total % of portfolio square feet		30.93	% (1)
	Total % of portfolio revenue		32.74	% (2)

(1)
Includes 646,609 square feet or 2.02% of the portfolio in which we own a joint venture interest.

(2)
Includes $19.1 million or 1.58% of revenues from properties in which we own a joint venture interest.

Lease Expirations

Year of Lease Expiration	Rentable Square Footage Subject to Expiring Leases	Current Annualized(1) Revenues Under Expiring Leases	Current Annualized(1) Revenues Under Expiring Leases p.s.f.		Annualized(1) Revenues Under Expiring Leases with future step ups	Annualized(1) Revenues Under Expiring Leases with future step-ups p.s.f.	Percentage of Total Square Feet
2003	1,644,474	$52,844,755	$32.13	(2)	$53,094,939	$32.29	5.15%
2004	2,559,104	92,793,601	36.26		93,366,005	36.48	8.01%
2005	2,690,726	97,902,119	36.39		100,905,670	37.50	8.42%
2006	3,562,432	138,867,900	38.98		143,776,456	40.36	11.15%
2007	2,671,419	94,714,813	35.45		99,211,635	37.14	8.36%
2008	1,437,372	59,848,925	41.64		59,648,168	41.50	4.50%
2009	2,468,327	90,948,175	36.85		99,974,527	40.50	7.72%
2010	1,476,004	64,244,167	43.53		72,656,818	49.23	4.62%
2011	2,846,193	111,161,486	39.06		127,919,813	44.94	8.91%
2012	2,186,739	96,735,475	44.24		106,321,851	48.62	6.84%
Thereafter	6,264,880	305,165,632	48.71		372,601,943	59.47	19.61%

(1)
Annualized revenues are the monthly contractual rent under existing leases as of December 31, 2002 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

(2)
Includes $2.3 million of annual revenue from the Prudential Center retail kiosks for which there is zero square footage assigned.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock is listed on the New York Stock Exchange under the symbol "BXP." The high and low closing sales prices for the periods indicated in the table below were:

Quarter Ended	High	Low	Distributions
December 31, 2002	$37.43	$33.93	$.610	(a)
September 30, 2002	39.87	34.56	.610
June 30, 2002	41.55	37.88	.610
March 31, 2002	39.82	35.98	.580
December 31, 2001	38.41	34.33	.580
September 30, 2001	41.26	36.20	.580
June 30, 2001	41.06	36.47	.580
March 31, 2001	43.31	37.92	.530

(a)
Paid on January 29, 2003 to stockholders of record on December 30, 2002.

        At February 19, 2003, we had approximately 820 stockholders of record. This does not include beneficial owners for whom Cede & Co. or others act as nominee.

        We have adopted a policy of paying regular quarterly distributions on our common stock and cash distributions have been paid on our common stock since our initial public offering. In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our taxable income (not including net capital gains).

Item 6.    Selected Financial Data

        The following table sets forth our selected financial and operating data. The following data should be read in conjunction with our financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

        Our historical operating results may not be comparable to our future operating results.

	For the year ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Information:
Total revenue	$1,234,823	$1,046,520	$889,631	$781,009	$509,212

Expenses:
Rental operating	385,491	330,301	279,671	248,386	149,582
Hotel oerating	31,086	—	—	—	—
General and administrative	47,292	38,312	35,659	29,455	22,504
Interest	271,685	223,389	217,064	205,410	124,793
Depreciation and amortization	186,177	149,181	132,223	119,204	74,594
Net derivative losses	11,874	26,488	—	—	—
Loss on investments in securities	4,297	6,500	—	—	—

Income before income from unconsolidated joint ventures, net derivative losses and minority interests	296,921	272,349	225,014	178,554	137,739
Income from unconsolidated joint ventures	7,954	4,186	1,758	468	—
Minority interests	(75,459)	(73,654)	(76,020)	(68,520)	(41,260)

Income before gain (loss) on sale of real estate	229,416	202,881	150,752	110,502	96,479
Gain (loss) on sale of real estate, net of minority interest	186,810	6,505	(234)	6,467	—
Gain on sale of land held for development, net of minority interest	3,633	2,584	—	—	—

Income before discontinued operations	419,859	211,970	150,518	116,969	96,479
Discontinued operations, net of minority interest	26,480	2,829	2,814	2,807	2,114

Income before extraordinary items	446,339	214,799	153,332	119,776	98,593
Extraordinary gain (loss), net of minority interest	(1,956)	—	(334)	—	(5,481)

Income before cumulative effect of a change in accounting principle	444,383	214,799	152,998	119,776	93,112
Cumulative effect of a change in accounting principle, net of minority interest	—	(6,767)	—	—	—

Net income before preferred dividend	444,383	208,032	152,998	119,776	93,112
Preferred dividend	(3,412)	(6,592)	(6,572)	(5,829)	—

Net income available to common shareholders	$440,971	$201,440	$146,426	$113,947	$93,112

Basic earnings per share:
Income before discontinued operations, extraordinary items and cumulative effect of a change in accounting principle	$4.47	$2.28	$2.01	$1.69	$1.59
Discontinued operations, net of minority interest	0.28	0.03	0.04	0.03	0.03
Extraordinary gain (loss), net of minority interest	(0.02)	—	—	—	(0.09)
Cumulative effect of a change in accounting principle, net of minority interest	—	(0.07)	—	—	—

Net income	$4.73	$2.24	$2.05	$1.72	$1.53

Weighted average number of common shares outstanding	93,145	90,002	71,424	66,235	60,776
Diluted earnings per share:
Income before discontinued operations, extraordinary items and cumulative effect of a change in accounting principle	$4.40	$2.23	$1.97	$1.68	$1.58
Discontinued operations, net of minority interest	0.28	0.03	0.04	0.03	0.03
Extraordinary gain (loss), net of minority interest	(0.02)	—	—	—	(0.09)
Cumulative effect of a change in accounting principle, net of minority interest	—	(0.07)	—	—	—

Net income	$4.66	$2.19	$2.01	$1.71	$1.52

Weighted average number of common and common equivalent shares outstanding	94,612	92,200	72,741	66,776	61,308

	December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Balance Sheet Information:
Real estate, gross	$8,670,711	$7,457,906	$6,112,779	$5,609,424	$4,917,193
Real estate, net	7,847,778	6,738,052	5,526,060	5,138,833	4,559,809
Cash	55,275	98,067	280,957	12,035	12,166
Total assets	8,427,203	7,253,510	6,226,470	5,434,772	5,235,087
Total indebtedness	5,147,220	4,314,942	3,414,891	3,321,584	3,088,724
Minority interests	844,581	844,740	877,715	781,962	—
Convertible Redeemable Preferred Stock	—	100,000	100,000	100,000	—
Stockholders' and owners' equity(deficit)	2,159,590	1,754,073	1,647,727	1,057,564	948,481
	For the year ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Other Information:
Funds from operations(1)	$495,610	$411,246	$247,371	$196,101	$153,045
Funds from operations, as adjusted(1)	516,004	337,823	247,371	196,101	153,045
Dividends per share	2.41	2.27	2.04	1.75	1.64
Cash flow provided by operating activities	437,380	419,403	339,664	303,469	215,287
Cash flow used in investing activities	(1,017,283)	(1,303,622)	(573,363)	(654,996)	(2,179,215)
Cash flow provided by (used in) financing activities	537,111	701,329	502,621	351,396	1,958,534
Total square feet at end of year	42,411	40,718	37,926	35,621	31,077
Occupancy rate at end of year	93.9%	95.3%	98.9%	98.4%	97.1%

(1)
Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), we calculate Funds from Operations, or "FFO," by adjusting net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including non-recurring items), for gains (or losses) from sales of properties, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. In addition to FFO (as defined by NAREIT), we also disclose FFO after specific supplemental adjustments. Although our FFO as adjusted clearly differs from NAREIT's definition of FFO as well that of other real estate companies, we believe it provides a meaningful presentation of our operating performance. In addition, we believe that to further understand our performance, FFO and FFO as adjusted should be compared with our reported net income and cash flows in accordance with GAAP, as presented in our consolidated financial statements.

  Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. In addition to presenting FFO in accordance with the NAREIT definition, we make adjustments to FFO, as defined by NAREIT, including net derivative losses and early surrender lease adjustments. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, as an alternative to net cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, or as an indicator of our ability to make cash distributions.

  A reconciliation for Funds from Operations to net income computed in accordance with GAAP is provided under the heading of Management's Discussion and Analysis of Financial Condition and Results of Operations, Funds from Operations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Forward Looking Statements

        This Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the captions "Business and Growth Strategies," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management's beliefs and on assumptions made by, and information currently available to, management. When used, the words "anticipate," "believe," expect," "intend," "may," "might," "plan," "estimate," "project," "should," "will," "result" and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

        Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

  •
  general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants' financial condition, and competition from other developers, owners and operators of real estate);
  •
  risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;
  •
  risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);
  •
  risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws;
  •
  potential liability for uninsured losses and environmental contamination;
  •
  risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and possible adverse changes in tax and environmental laws; and
  •
  risks associated with our dependence on key personnel whose continued service is not guaranteed.

        The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise.

Critical Accounting Policies

        The SEC published cautionary advice in December 2001 regarding MD&A disclosure of critical accounting policies. The significant accounting policies are also discussed in Note 1 of our financial statements. These critical accounting policies are subject to judgments and uncertainties, which affect the application of these policies. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The material accounting policies that we believe are most critical to the understanding of our financial position and results of operations that require significant management estimates and judgments are discussed below.

Real Estate

        Real estate is stated at depreciated cost. The cost of buildings and improvements include the purchase price of property, legal fees and acquisition costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development.

        We periodically review our properties to determine if our carrying amounts will be recovered from future operating cash flows. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements which could differ materially from actual results in future periods. Since cash flows on properties considered to be "long-lived assets to be held and used" as defined by FAS 144 are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale or disposal date, an impairment loss may be recognized. If we determine that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

        A variety of costs are incurred in the acquisition, development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgement. Our capitalization policy on our development properties is guided by SFAS No. 34 "Capitalization of Interest Cost" and SFAS No. 67 "Accounting for Costs and the Initial Rental Operations of Real Estate Properties", and ceases capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity. In the third quarter of 2002, we substantially completed construction of the base building at 611 Gateway in South San Francisco. Although substantial construction remained which would allow continued capitalization until the earlier of completion of tenant build-out or one-year, and since we have no leasing prospects and do not expect to lease the property within the next year, the building was placed in-service during the third quarter of 2002. Accordingly, since July 2002 all costs are being expensed as incurred.

Investments in Unconsolidated Joint Ventures

        We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years. Under the equity method of accounting, the net equity investment is reflected on our consolidated balance sheets, and our share of net income or loss from the joint ventures is included on our consolidated statements of operations. The joint venture agreements may designate different percentage allocations among the investors for profits and losses, however our recognition of joint venture income or loss generally follows the joint ventures' distribution priorities, which may change upon the achievement of certain investment return thresholds.

        We serve as the development manager for the joint ventures currently under development. The profit on development fees received from joint ventures is recognized to the extent attributable to the outside interests in the joint ventures, in addition to internal costs.

Revenue Recognition

        Base rental revenue is reported on a straight-line basis over the terms of our respective leases. Accrued rental income represents rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements. We maintain an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants' payment history and current credit status, as well as certain industry or geographic specific credit considerations. If our estimates of collectibility differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases was approximately 7.2 years as of December 31, 2002. The credit risk is mitigated by the high quality of our tenant base, review of the tenant's risk profile prior to lease execution and continual monitoring of our portfolio to identify potential problem tenants.

        Property operating cost reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs are recognized in the period that expenses are incurred.

        Development fees are recognized ratably over the period of development, as earned. Management fees are recognized as revenue as they are earned.

        Gains on sales of real estate are recognized pursuant to the provisions of SFAS No. 66 "Accounting for Sales of Real Estate." The specific timing of the sale is measured against various criteria in SFAS No. 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate until the sales criteria are met.

Depreciation

        We compute depreciation on our properties using the straight line method based on an estimated useful life of 40 years. The portion of the acquisition cost allocated between land and building each property may vary based on estimated land value and other factors. The allocation of the acquisition cost to building and the determination of the useful life are based on management's estimates of the composite life of the building.

Fair Value of Financial Instruments

        On a quarterly basis, we calculated the fair value of our mortgage debt and unsecured notes. We discount the spread between the future contractual interest payments and future interest payments on our mortgage debt and unsecured notes based on a current market rate. In determining the current market rate, we add a market spread to the quoted yields on federal government treasury securities with similar maturity dates to our own debt. In addition, we are also required to adjust the carrying values of our derivative contracts on a quarterly basis to its fair value. Because our valuations of our financial instruments are based on these types of estimates, the fair value of our financial instruments may change if our estimates do not turn out to be accurate.

Overview

        Notwithstanding a decrease in tenant demand and higher reported vacancy rates, which have been impacted by stagnant job growth and the substantial supply of sub-lease space brought back to market due to overzealous expectations of economic growth which did not materialize, we produced a solid operating performance in 2002, increasing diluted earnings per share, excluding gains on sales of properties, by 13.8% on year-to year basis. Highlights of the 2002 operating performance include:

  •
  completion of major new development projects at 5 Times Square Tower and 111 Huntington Avenue;
  •
  acquisition of 399 Park Avenue in midtown Manhattan;
  •
  opportunistic sale of premier assets in Washington, D.C.; and
  •
  enhancement of capital structure thorough the placement of $750 million investment grade ten year 6.25% notes due 2013.

        During 2002, we added 4.5 million net rentable square feet to our portfolio by completing an acquisition totaling approximately $1.06 billion and completing developments totaling approximately $924.0 million. In addition, as of December 31, 2002, we had construction in progress representing a total anticipated investment of approximately $924.0 million and a total of approximately 2.8 million net rentable square feet.

        Also in 2002, we sold seven properties and other real estate totaling 1.5 million net rentable square feet. We received gross proceeds from the sale of this real estate of approximately $428.0 million. On the 2.7 million net rentable square feet of second generation space renewed or re-leased during the year, new net rents were on average approximately 6.8% higher than the expiring net rents. At December 31, 2002, our in-service portfolio was 93.9% occupied.

        The difficulties and uncertainties characterizing the economy since 2001 still prevail and there is no sign yet of the job growth necessary for increasing office space demand. It is worth noting that, in this real estate cycle, previous over-commitments to space by tenants, particularly among technology companies, had an unprecedented role in subsequently rising vacancy rates while excessive speculative construction played a much lesser role, and that the market responded quickly to declining demand with a halt in almost all new construction. While this bodes well for the future, we do not foresee a significant improvement in the market in 2003. Decreased tenant activity makes it unlikely that occupancy rates will increase this year, and since there will be no shortage of opportunities for tenants, increases in market rents are unlikely, with further declines possible. As a consequence we expect little or no growth in 2003 in the income generated within our portfolio.

        One of our focuses for 2003 is completing the leasing of three development projects recently put into service or still under construction. Two suburban projects with 555,000 net rentable square feet in total and base building construction completed, Waltham Weston Corporate Center in Waltham, Massachusetts, and 611 Gateway Center in south San Francisco, California, are impacted by low market demand and will not achieve stabilization for several years. The third project is Times Square Tower, a 47 story, 1.2 million net rentable square foot building currently under construction in New York City at the heart of Times Square. Arthur Andersen had originally been secured as lead tenant for this property, which is now being actively re-marketed after the termination of the Andersen lease in the wake of that firm's demise last year. A 207,000 square foot lease with a major law firm was signed in January 2003, and we are very encouraged by the considerable additional active tenant interest in this property, but with initial occupancy not scheduled until 2004, Times Square Tower will of course not contribute to 2003 earnings.

        Our successful issuance of unsecured long- term debt, while beneficial overall in obtaining long-term fixed-rate investment grade debt, will negatively affect earnings for 2003 compared to last year. This fixed rate debt replaced floating rate construction financing in place during 2002 to fund development projects and part of the floating rate bridge financing that initially funded the acquisition of 399 Park Avenue. Thus our debt in 2003, by the nature of the yield curve, will be at measurably higher interest rates. This matching of long-term fixed rate financing to the long-term duration of our leases represents an appropriately prudent financial structure, but the impact will be some reduction in comparable net income.

Results of Operations

        The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000.

        As of July 1, 2002, we reported the gross operating revenues and expenses associated with our ownership of the hotels by our TRS on a consolidated basis, whereas in the past, we only reported net lease payments and real estate taxes. The reporting of the hotel operations for the year ended December 31, 2002 is not directly comparable to the same period in 2001 and therefore the hotel operating expenses have been netted against hotel revenues for the year ended December 31, 2002 (otherwise entitled "Hotel Net Operating Income") to provide a basis of comparison to prior periods.

        As of December 31, 2002 and 2001, we owned 142 properties and 147 properties, respectively (we refer to all of the properties that we own as our "Total Portfolio"). Our property operations, including property management, development and leasing are regionally aligned with the objective of becoming the dominant landlord in our core markets. Management reviews operating and financial data for each property separately and independently from all other properties. Major decisions regarding the allocation of financing, investing, information technology and capital allocation are made in conjunction with the input of senior management located in our corporate headquarters.

        As a result of changes in 2002 within our Total Portfolio, the financial data presented below shows significant changes in revenues and expenses from period to period. We do not believe our period to period financial data are comparable. Therefore, the comparison of operating results for the years ended December 31, 2002, 2001 and 2000 show changes resulting from properties that we owned for each period compared (we refer to this comparison as our "Same Property Portfolio" for the applicable period) and the changes attributable to our Total Portfolio.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

        The table below shows selected operating information for the Same Property Portfolio and the Total Portfolio. The Same Property Portfolio consists of 119 properties, including three hotels and five properties in which we have a joint venture interest, acquired or placed in service on or prior to January 1, 2001 and owned by us through December 31, 2002. The Total Property Portfolio includes the effect of the other properties either placed in service or acquired after January 1, 2001 or disposed of on or prior to December 31, 2002. Our net property operating margins, which are defined as rental revenues less operating expenses exclusive of the three hotel properties for the year ended December 31, 2002, have ranged between 67% and 70%.

	Same Property Portfolio				Total Portfolio
	2002	2001	Increase/ (Decrease)	% Change	2002	2001	Increase/ (Decrease)	% Change
	(dollars in thousands)
Revenue:
Rental	$868,371	$855,155	$13,216	1.55%	$1,166,465	$1,000,530	$165,935	16.58%
Termination income	7,297	20,215	(12,918)	(63.90)%	7,320	21,640	(14,320)	(66.17)%
Development and management services	—	—	—	—	10,748	12,167	(1,419)	(11.66)%
Interest and other	—	—	—	—	5,504	12,183	(6,679)	(54.82)%

Total revenue	875,668	875,370	298	0.03%	1,190,037	1,046,520	143,517	13.71%

Operating expenses	300,527	290,624	9,903	3.41%	395,075	357,069	38,006	10.64%

Net Operating Income	575,141	584,746	(9,605)	(1.64)%	794,962	689,451	105,511	15.30%

Hotel Net Operating Income	23,284	26,768	(3,484)	(13.02)%	23,284	26,768	(3,484)	(13.01)%
Expenses:
General and administrative	—	—	—	—	47,292	38,312	8,980	23.44%
Interest	—	—	—	—	271,685	223,389	48,296	21.62%
Depreciation and amortization	135,445	131,476	3,969	3.02%	186,177	149,181	36,996	24.80%
Net derivative losses	—	—	—	—	11,874	26,488	(14,614)	(55.17)%
Loss on investments in other companies	—	—	—	—	4,297	6,500	(2,203)	(33.89)%

Total expenses	135,445	131,476	3,969	3.02%	521,325	443,870	77,455	17.45%

Income before minority interests	$462,980	$480,038	$(17,058)	(3.55)%	$296,921	$272,349	$24,572	9.02%

Income from unconsolidated joint ventures	$5,225	$4,014	$1,211	30.17%	$7,954	$4,186	$3,768	90.01%

Gains on sales of real estate, net	$—	$—	$—	—	$186,810	$6,505	$180,305	2771.79%

Income from discontinued operations, net	$—	$—	$—	—	$1,135	$2,829	$(1,694)	(59.88)%

Gains on sales of real estate from discontinued operations, net	$—	$—	$—	—	$25,345	$—	$25,345	—

Extraodinary items, net	$—	$—	$—	—	$(1,956)	$—	$(1,956)	—

Preferred dividend	$—	$—	$—	—	$(3,412)	$(6,592)	$(3,180)	(48.24)%

Rental Revenue

        The increase in rental revenue of $165.9 million in the Total Portfolio, which includes an increase in straight line rent of approximately $23.0 million, primarily relates to new leases signed and in place at December 31, 2002 in connection with the acquisition of Citigroup Center in the second quarter of 2001 and the acquisition of 399 Park Avenue in the third quarter of 2002, the commencement of occupancy at 111 Huntington Avenue in the fourth quarter of 2001 and the placing into service of Five Times Square in the first quarter of 2002. These increased revenue by $194.5 million. This increase was offset by dispositions of properties throughout 2002 and a decrease in occupancy rates from 95.3% at December 31, 2001 to 93.9% at December 31, 2002. Properties sold during 2002 included One and Two Independence Square, 2391 West Winton Avenue, Fullerton Square, and 7600, 7700 and 7702 Boston Boulevard.

Termination Income

        The termination income for the year ended December 31, 2002 was primarily related to three tenants in San Francisco who terminated their leases and made termination payments totaling approximately $4.0 million. This compared to termination income received in the prior year related to the early surrender of space of one tenant in New York representing $12.4 million.

Development and Management Services

        The decrease in development and management income of $1.4 million primarily resulted from the completion of projects during 2001, including certain third party contracts as well as certain of our joint venture projects. This decrease was offset by development fees earned on a new joint venture project which was started in 2002 as well as an increase in management fees relating to certain of our joint ventures which were placed into service in 2002.

Interest and Other

        The decrease in interest and other expenses related to the Total Portfolio is a result of less interest earned due to lower average cash balances maintained and lower interest rates on cash balances during the year ended December 31, 2002 as compared to the year ended December 31, 2001. During the year ended December 31, 2001, the higher average cash balance was attributable to unused proceeds from our public offering of common stock in October 2000.

Operating Expenses

        Property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Same Property Portfolio increased during the year ended December 31, 2002 primarily due to increases in real estate taxes of $5.2 million, or 5.0%, and increases in insurance of $4.1 million, or 70.6%. The increase in real estate taxes was primarily due to higher property tax assessments. Small increases in the other property operating expenses account for the remaining difference. Additional increases in property operating expenses in the Total Property Portfolio were primarily due to the additions of the Citigroup Center, Five Times Square, 399 Park Avenue and 111 Huntington Avenue properties and other properties that we acquired or placed in service after January 1, 2001. Increases in insurance in the Same Property Portfolio and Total Portfolio are related to increases in rates on existing coverage and the purchase of a separate stand-alone terrorism policy. The office leases include reimbursements from tenants for a portion of these operating expenses. The increases were offset by decreases related to properties that were sold during 2002.

Hotel Net Operating Income

        Net operating income for the hotel properties decreased by $3.5 million or approximately 13.0% for the year ended December 31, 2002 compared to the year ended December 31, 2001. Average occupancy and Revenue per Available Room ("REVPAR") for the hotel properties were 80.7% and $146.25, respectively for the year ended December 31, 2002 compared to 80.5% and $158.50, respectively for the prior year. This is related to the general downturn in the economy as well as lasting effects of September 11, 2001.

Other Expenses

        General and administrative expenses in the Total Portfolio increased during the year ended December 31, 2002 by $9.0 million, of which $2.8 million related to the write-off in the second quarter of non-recoverable commissions related to the termination of the lease with Arthur Andersen LLP for 620,947 square feet at the Times Square Tower development project. The remaining increase related primarily to increases in compensation and related expenses, specifically an increase of $3.3 million to bonuses awarded to senior management for the year ended December 31, 2002 as compared to the year ended December 31, 2001, a $1.4 million increase related to a decrease in capitalized wages resulting from decreased development activity in 2002 compared to the year ended December 31, 2001, and a $0.5 million increase in costs incurred related to implementing the requirements of the Sarbanes-Oxley Act of 2002.

        In 2003, we transitioned to using solely restricted stock units, as opposed to stock options and restricted stock, awarded under the 1997 Stock Incentive Plan, as amended and restated on January 24, 2000, as our primary vehicle for employee equity compensation. Employees vest in restricted stock unit awards over a five year term. Restricted stock and restricted stock units are measured at fair value on the date of grant based on the number of shares granted and the price of our common stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. To the extent restricted stock or restricted stock units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to "Stock-based compensation." Stock-based compensation associated with restricted stock units was $1.2 million during the year ended December 31, 2002. Stock-based compensation associated with approximately $6.1 million of restricted stock units which were granted in January 2003 will be incurred as such restricted stock units vest in years 2006 through 2008.

        Interest expense for the Total Portfolio increased as a result of having a higher average outstanding debt balance as compared to the prior period as well as decreased interest capitalization. This was primarily due to placing into service and cessation of interest capitalization on Five Times Square, 111 Huntington Avenue, and 611 Gateway and new debt incurred related to the acquisition of Citigroup Center and 399 Park Avenue. Our total debt outstanding at December 31, 2002 was approximately $5.1 billion, compared to $4.3 billion at December 31, 2001. This was partially offset by a decrease in our weighted average interest rates over the year from 6.57% at December 31, 2001 to 6.03% at December 31, 2002.

        Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the year ended December 31, 2002 and 2001 were $5.1 million and $6.6 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the year ended December 31, 2002 and 2001 was $22.5 million and $59.3 million, respectively. These costs are not included in the interest expense referenced above.

        Depreciation and amortization expense for the Total Portfolio increased as a result of the additions of the Citigroup Center, Five Times Square, 111 Huntington Avenue and 399 Park Avenue properties and other properties that we acquired or placed in service after January 1, 2001. The increases were offset by decreases related to properties that were sold during 2002.

        Net derivative losses for the Total Portfolio represent the mark to market of our derivative contracts and payments that were not effective for accounting purposes. During the year ended December 31, 2002, we recognized a reduction in the fair value of our contracts as a result of generally low interest rates. The fair value of our derivative contracts is included on our balance sheet at December 31, 2002.

        During the year ended December 31, 2002, we recognized losses on our investments in securities of approximately $4.3 million. This loss was related to the write off of our investment in the securities of a technology company due to the Company's determination that the decline in the fair value of these securities was an other than temporary decline. The loss on investment of $6.5 million for the year ended December 31, 2001 was related to the write off of investments in securities of two technology companies.

Joint Ventures

        Income from unconsolidated joint ventures for the Same Property Portfolio increased by $1.2 million for the year ended December 31, 2002. The primary result of the increase is related to the completion of the repositioning of 265 Franklin Street during 2001 as well as receiving preferential returns on certain other joint ventures resulting from the achievement of specified investment return thresholds. The additional increase in the total portfolio is related to the placing in service of One and Two Discovery Square.

Other

        Gains on sales of real estate for the year ended December 31, 2002 related to the sale of One and Two Independence Square were not included in discontinued operations, as we have continuing involvement through a third party management agreement.

        The decrease in income from discontinued operations for the year ended December 31, 2002 was a result of the properties classified as discontinued operations in accordance with SFAS 144 being sold prior to December 31, 2002, and therefore, we did not recognize a full year of revenues and expenses as we did in the prior year.

        Gains on sales of real estate from discontinued operations for the year ended December 31, 2002 related to the gain recognized on the properties that were sold. These properties included Fullerton Square, 2391 West Winton and 7600, 7700 and 7702 Boston Boulevard.

        The extraordinary item for the year ended December 31, 2002 related to a debt extinguishment charge we incurred in connection with the prepayment of debt in connection with the sale of our properties.

        The decrease in our preferred dividend from $6.6 million for the year ended December 31, 2001 to $3.4 million for the year ended December 31, 2002 was a result of the conversion of 2,000,000 shares of our preferred stock into common stock in July 2002.

Comparison of the year ended December 31, 2001 to the year ended December 31, 2000

        The table below shows selected operating information for the Same Property Portfolio and the Total Portfolio. The Same Property Portfolio consists of 115 properties, including three hotels and one property which we own a joint venture interest, acquired or placed in service on or prior to January 1, 2001 and owned by us through December 31, 2002. The Total Property Portfolio includes the effect of the other properties either placed in service or acquired after January 1, 2001 or disposed of on or prior to December 31, 2002. Our net property operating margins, which are defined as rental revenues less operating expenses exclusive of the three hotel properties for the year ended December 31, 2002, have ranged between 67% and 70%.

					Total Portfolio
	Same Property Portfolio
	2001	2000	Increase/ (Decrease)	% Change	2001	2000	Increase/ (Decrease)	% Change
	(dollars in thousands)
Revenue:
Rental	$872,746	$833,968	$38,778	4.65%	$1,000,530	$865,584	$134,946	15.59%
Terminationincome	19,720	3,652	16,068	439.98%	21,640	3,652	17,988	492.55%
Development and management services	—	—	—	—	12,167	11,837	330	2.79%
Interest and other	—	—	—	—	12,183	8,558	3,625	42.36%

Total revenue	892,466	837,620	54,846	6.55%	1,046,520	889,631	156,889	17.64%

Operating expenses	299,272	271,423	27,849	10.26%	357,069	308,886	48,183	15.60%

Net Operating Income	593,194	566,197	26,997	4.77%	689,451	580,745	108,706	18.72%

Hotel Net Operating Income	26,768	29,215	(2,447)	(8.38)%	26,768	29,215	(2,447)	(8.38)%
Expenses:
General and administrative	—	—	—	—	38,312	35,659	2,653	7.44%
Interest	—	—	—	—	223,389	217,064	6,325	2.91%
Depreciation and amortization	130,998	127,679	3,319	2.60%	149,181	132,223	16,958	12.83%
Net derivative losses	—	—	—	—	26,488	—	26,488	—
Loss on investments in securities	—	—	—	—	6,500	—	6,500	—

Total expenses	130,998	127,679	3,319	2.60%	443,870	384,946	58,924	15.31%

Income before minority interests	$488,964	$467,733	$21,231	4.54%	$272,349	$225,014	$47,335	21.04%

Income from unconsolidated joint ventures	$441	$573	$(132)	(23.04)%	$4,186	$1,758	$2,428	138.11%

Revenue

        The increase in rental revenue in our Same Property Portfolio is primarily a result of an overall increase in rental rates on new leases and rollovers, an increase in reimbursable operating expenses as well as an increase in termination fees and early surrender income offset by a decrease in occupancy from year to year. Rental revenue is comprised of base rent, including termination fees, recoveries from tenants and parking and other. Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Accrued rental income represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Straight line rent for the year ended December 31, 2001 was $28.0 million compared to $13.1 million for the year ended December 31, 2000. Termination fees and early surrender income increased from $3.7 million for the year ended December 31, 2000 to $21.6 million for the year ended December 31, 2001. Included in the $21.6 million is $12.4 million related to the early surrender of space of a tenant at 875 Third Avenue, of which approximately $9.2 million has been received to date. We received the remaining amount on a monthly basis through July 2002. The occupancy for our Same Property Portfolio decreased from 98.9% as of December 31, 2000 to 95.8% as of December 31, 2001. Additional increases in rental revenues in our total portfolio are primarily the result of rental revenues earned on properties we acquired or placed in service after January 1, 2000 offset by a decrease in overall occupancy from 98.9% to 95.3%.

        The increase in development and management services income in our total portfolio is mainly due to income earned on contracts starting in 2001 and 2000 and an increase of approximately $0.4 million of work order profits earned on the entire portfolio. This was offset by certain management and development contracts ending in 2000 and some reductions in charges for management fees.

        The increase in interest and other income in our total portfolio is primarily due to more interest earned as a result of higher average cash balances in 2001 resulting from the remaining proceeds from the public offering in October 2000 offset by lower interest rates.

Operating Expenses

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

Hotel Net Operating Income

        Net operating income for the hotel properties decreased $2.4 million, or approximately 8.4%, for the year ended December 31, 2001 as compared to December 31, 2000. Average occupancy and Revenue per Available Room ("REVPAR") for the hotel properties were 80.5% and $158.5, respectively, for the year ended December 31, 2001 compared to 88.4% and $195.59, respectively, for the prior year. This was a result of a general downturn in the market as well as the events of September 11, 2001.

Other Expenses

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

        Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the years ended December 31, 2001 and 2000 were $6.5 million and $5.1 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the years ended December 31, 2001 and 2000 was $59.3 million and $37.7 million, respectively. These costs are not included in the interest expense discussed above.

        Depreciation and amortization expense for our Same Property Portfolio increased as a result of capital and tenant improvements made during 2001. Additional increases in depreciation and amortization expense for our total portfolio were mainly due to the properties we acquired or placed in service after January 1, 2000 and related capital and tenant improvements.

        The net derivative losses incurred during 2001 result from the adoption of Financial Accounting Standard No. 133 ("FAS 133") "Accounting for Derivative Instruments and Hedging Activities" as well as the mark to market of the derivatives subsequent to adoption.

        The loss on investments in securities during 2001 resulted from the write down of investments in the securities of two publicly traded telecommunications companies. The Company determined that the decline in the fair value of these securities was other than temporary.

Joint Ventures

        Unconsolidated joint venture income increased as a result of income earned on joint venture properties being placed in service during 2001 and income earned on joint venture properties acquired after January 1, 2000.

Liquidity and Capital Resources

        The following summary discussion of our cash flows is based on the consolidated statements of cash flows in "Item 8. Financial Statements and Supplementary Data" and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

        Cash and cash equivalents were $55.3 million and $98.1 million at December 31, 2002 and December 31, 2001, respectively. The decrease was a result of the following increases and decreases in cash flows:

	Year Ended December 31,
	2002	2001	$ Change
	(in millions)
Cash Provided by Operating Activities	$437,380	$419,403	$17,977
Cash Used for Investing Activities	$(1,017,283)	$(1,303,622)	$286,339
Cash Provided by Financing Activities	$537,111	$701,329	$(164,218)

        Our principal source of cash flow is the operation of our office properties and proceeds from secured and unsecured borrowings. The average term of a tenant lease is approximately 7.2 years with occupancy rates historically in the range of 94% to 98%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements.

        Cash used in investing activities for year ended December 31, 2002 is primarily comprised of the following acquisitions and additions to real estate:

(in thousands)
Recurring capital expenditures	$16,674
Planned non-recurring capital expenditures associated with acquisition properties	31,908
Hotel improvements, equipment upgrades and replacements	3,218
Acquisition of 399 Park Avenue	1,063,000
Development in process and tenant improvements	317,502

Acquisitions/additions to real estate	$1,432,302

        In addition, we had the following properties under construction at December 31, 2002:

Development Properties	Location	# of Buildings	Square feet	Investment to Date(1)	Anticipated Total Investment		Percentage Leased
Shaws Supermarket	Boston, MA	1	57,235	$21,723,021	$24,034,000		100%
Waltham Weston Corporate Center	Waltham, MA	1	304,050	67,711,099	85,000,000		42%
New Dominion Tech, Building Two	Herndon, VA	1	257,400	9,434,333	67,589,000		100%
Two Freedom Square (50% ownership)	Reston, VA	1	422,930	39,181,217	49,336,000	(2)	65%
Times Square Tower	New York, NY	1	1,218,511	366,247,753	653,500,000		0%
901 New York Avenue (25% ownership)	Washington, D.C.	1	538,463	14,004,503	44,777,250	(2)	60%

Total Development Properties		6	2,798,589	$518,301,926	$924,236,250		37%

(1)
Includes net revenues during lease-up period and cash component of derivative contracts.

(2)
Represents our share of the investment.

        In total, our existing construction loans on the above projects have $371.7 million remaining to be drawn out of a total of $702.5 million. Of our remaining commitment of $405.9 million to complete these developments, $368.7 million will be covered under our existing construction loans and $34.2 million from existing cash or draws from our unsecured line of credit.

        Cash is used in investing activities to fund acquisitions, development and recurring and nonrecurring capital expenditures. The office of the Executive Vice President for Operations establishes the annual budget for capital improvement projects in consultation with regional management. All new projects require the Executive Vice President for Operations or his designee to approve the capital budget before commencement of work. We selectively invest in new projects which enable us to take advantage of our development skills and invest in existing buildings which meet our stringent investment criteria, with the objective of becoming a dominant landlord in our markets. In September 2002, we purchased 399 Park Avenue which we believe is one of New York City's premier properties. The ability to acquire a property of this caliber is a testament to our competitive advantage of meeting a seller's tight schedule for performing due diligence, negotiating agreements, financing and closing within a month's timeframe. In connection with this acquisition of and as a source of permanent financing for 399 Park Avenue, we executed on a disciplined strategy of re-deploying capital through the sale of some of our premier properties to harvest embedded value.

        Cash provided by financing activities decreased $164.2 million for the year ended December 31, 2002. This was due to changes in our existing debt structure, including the paydown of certain construction loans and amounts outstanding on our unsecured revolving line of credit and our unsecured bridge loan. This was offset by the issuance by Boston Properties Limited Partnership of $750 million of unsecured senior notes. Future debt payments are discussed below under the heading "Capitalization."

        We draw on multiple financing sources to fund our capital needs. Our line of credit is utilized primarily as a bridge facility to fund acquisition opportunities and meet short term development needs. We fund our new development with construction loans which may be partially guaranteed by Boston Properties Limited Partnership until project completion or lease-up thresholds are achieved. In December 2002, we completed a highly successful initial offering of unsecured investment grade senior notes and have made a commitment to utilize the bond market as a cost-effective financing source, in addition to asset backed mortgage financing and common and preferred equity.

Capitalization

        At December 31, 2002, our total consolidated debt was approximately $5.1 billion. The weighted-average annual interest rate on our consolidated indebtedness was 6.03% and the weighted average maturity was approximately 5.4 years.

        Our total market capitalization was approximately $9.8 billion at December 31, 2002. Total market capitalization was calculated using the December 31, 2002 closing stock price of $36.86 per share and includes the following: (1) 95,362,990 shares of our common stock, (2) 20,474,241 of common units of Boston Properties Limited Partnership (excluding common units held by Boston Properties, Inc.), (3) an aggregate of 9,201,137 common units issuable upon conversion of all Series One and Series Two preferred units outstanding, and (4) our consolidated debt. Our total consolidated debt at December 31, 2002 represented approximately 52.8% of our total market capitalization.

        On July 9, 2002, we issued 1,066,232 shares of our common stock with a fair value of approximately $41.2 million on the date of issuance, as a result of the conversion of an aggregate of 812,469 Series Two and Series Three preferred units of Boston Properties Limited Partnership into 1,066,232 common units of Boston Properties Limited Partnership, which common units we immediately acquired in exchange for an equal number of shares of our common stock. In addition, we issued 2,624,671 shares of our common stock as a result of the conversion of all of our 2,000,000 shares of preferred stock outstanding and we issued 1,566,679 shares of our common stock as a result of our election, as general partner of Boston Properties Limited Partnership, to acquire the common units upon redemption in exchange for an equal number of shares of our common stock.

Debt Financing

        The table below summarizes our mortgage notes payable, our senior unsecured notes, our unsecured bridge loan and our revolving line of credit with Fleet National Bank, as agent, at December 31, 2002 and 2001:

	December 31,
	2002	2001
	(dollars in thousands)
DEBT SUMMARY:
Balance
Fixed rate	$3,890,196	$3,448,903
Variable rate	1,257,024	866,039

Total	$5,147,220	$4,314,942

Percent of total debt:
Fixed rate	75.58%	79.93%
Variable rate	24.42%	20.07%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.99%	7.27%
Variable rate	3.04%	3.77%

Total	6.03%	6.57%

        The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates.

  Line of Credit

        We utilize our $605.0 million unsecured revolving line of credit principally to fund development of properties, land and property acquisitions, and for working capital purposes. Our unsecured revolving line of credit is a recourse obligation of Boston Properties Limited Partnership. Based on terms of the extension discussed below, outstanding balances under the unsecured revolving line of credit bear interest at a floating rate based on an increase over the Eurodollar rate of 70 basis points (145 basis points at December 31, 2002) or the lender's prime rate, at our option. The interest rate is subject to adjustment in the event of a change in the Boston Properties Limited Partnership unsecured debt ratings.

        Our ability to borrow under our unsecured revolving line of credit is subject to our compliance with a number of customary financial and other covenants on an ongoing basis, including: (1) an unsecured loan-to-value ratio against our total borrowing base not to exceed 60%, unless our leverage ratio exceeds 60%, in which case it is not to exceed 55%, (2) a secured debt leverage ratio not to exceed 55%, (3) a debt service coverage ratio of 1.40 for our borrowing base, (4) a fixed charge ratio of 1.30 and a debt service coverage ratio of 1.50, (5) a leverage ratio not to exceed 60%, however for five consecutive quarters (not including the two quarters prior to expiration) the leverage ratio can go to 65%, (6) limitations on additional indebtedness and stockholder distributions, and (7) a minimum net worth requirement. If we fail to comply with our financial and other covenants in our revolving line of credit, our lender could place us in default and accelerate the payment of any amounts then outstanding. As of December 31, 2002, we were in compliance with financial restrictions and requirements then applicable.

        At December 31, 2002, we had letters of credit totaling $1.9 million outstanding under our unsecured line of credit and an outstanding draw of $146.9 million secured by our property at 875 Third Avenue, and had the ability to borrow an additional $429.2 million under our unsecured revolving line of credit which had a maturity date of March 31, 2003. In January 2003, we extended the maturity date to January 17, 2006 with an additional one-year extension option. The covenants discussed above are those required under our extension agreement. As of February 19, 2003, we had $572.1 million available under our unsecured revolving line of credit.

  Unsecured Senior Notes

        During the year ended December 31, 2002, we completed an unregistered offering of $750 million in aggregate principal amount of Boston Properties Limited Partnership's 6.25% senior unsecured notes due January 15, 2013. The notes were offered to qualified institutional buyers in the United States in reliance on Rule 144A under the Securities Act and to certain institutional investors outside of the United States in reliance on Regulation S under the Securities Act. The notes were priced at 99.65% of their principal amount to yield 6.296%. At December 31, 2002, there was $747.4 million aggregated principal amount of the notes outstanding (net of unamortized discount of $2.6 million).

        On January 17, 2003, we completed an unregistered offering to qualified institutional investors in reliance on Rule 144A under the Securities Act of an additional $175 million aggregate principal amount of Boston Properties Limited Partnership's 6.25% senior unsecured notes due January 15, 2013. The notes were priced at 99.763% of their principal amount to yield 6.28%. The additional notes are fungible, and form a single series, with the senior notes issued in December 2002.

        Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points, in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of December 31, 2002, we were in compliance with each of these financial restrictions and requirements.

        Under a registration rights agreement with the initial purchasers of our senior unsecured notes, we agreed to use our reasonable best efforts to register with the SEC an offer to exchange new notes issued by us, which we refer to as "exchange notes," for the original notes. The exchange notes will be in the same aggregate principal amount as, and have terms substantially identical to the original notes, but will be freely tradable by the holders, while the original notes are subject to resale restrictions. The exchange offer will not generate any cash proceeds for us. If we are unable to file the exchange offer registration statement by March 10, 2003 or to complete the registered exchange offer by July 7, 2003, we will be obligated to pay additional interest on the notes until the exchange offer is completed or a so-called "shelf" registration statement covering the resale of the original notes by their holders is declared effective. We currently expect to meet these deadlines.

  Unsecured Bridge Loan

        On September 25, 2002, we obtained unsecured bridge financing totaling $1.0 billion in connection with the acquisition of 399 Park Avenue. During 2002, we repaid approximately $894.3 million with proceeds from the offering of unsecured senior notes and proceeds from the sales of certain real estate properties. At December 31, 2002, the unsecured bridge loan had an outstanding balance of approximately $105.7 million. During January 2003, we repaid all amounts outstanding under our unsecured bridge loan with proceeds from the January 2003 offering of senior unsecured notes.

  Mortgage Debt

        As of December 31, 2002, our total mortgage notes (excluding our share of unconsolidated joint venture debt described below) consisted of approximately $3.1 billion of fixed rate debt and $1.1 billion of variable rate debt with weighted average interest rates of 6.99% and 3.07% respectively.

        The following table sets forth certain information regarding our mortgage notes and bonds payable at December 31, 2002:

Properties	Interest Rate	Principal Amount	Maturity Date
		(in thousands)
Citigroup Center	7.19%	$516,679	May 11, 2011
Embarcadero Center One, Two and Federal Reserve	6.70%	304,734	December 10, 2008
5 Times Square(1)	2.92%	372,905	January 26, 2003
Prudential Center	6.72%	284,389	July 1, 2008
280 Park Avenue	7.64%	265,194	February 1, 2011
599 Lexington Avenue(2)	7.00%	225,000	July 19, 2005
Times Square Tower(3)	3.37%	222,196	November 29, 2004
111 Huntington Avenue(4)	3.19%	203,000	September 27, 2003
Embarcadero Center Four	6.79%	148,774	February 1, 2008
875 Third Avenue(5)	2.89%	146,902	March 31, 2003
Embarcadero Center Three	6.40%	142,460	January 1, 2007
Riverfront Plaza	6.61%	110,910	February 1, 2008
Democracy Center	7.05%	104,298	April 1, 2009
Embarcadero Center West Tower	6.50%	95,059	January 1, 2006
100 East Pratt Street	6.73%	88,652	November 1, 2008
601 and 651 Gateway Boulevard	8.40%	88,485	October 1, 2010
Reservoir Place(6)	6.88%	69,265	November 1, 2006
One & Two Reston Overlook	7.45%	66,726	August 31, 2004
2300 N Street	6.88%	66,000	August 3, 2003
202, 206, 214 Carnegie Center	8.13%	61,833	October 1, 2010
New Dominion Technology Park, Building 1	7.70%	57,549	January 15, 2021
Capital Gallery	8.24%	54,872	August 16, 2006
504,506,508 Carnegie Center	7.39%	46,617	January 1, 2008
Waltham Weston Corporate Center(7)	3.14%	44,840	February 13, 2004
10 and 20 Burlington Mall Road(8)	7.25%	39,257	October 1, 2011
10 Cambridge Center	8.27%	34,708	May 1, 2010
1301 New York Avenue(9)	7.15%	30,540	August 15, 2009
2600 Tower Oaks Boulevard(10)	3.09%	30,218	October 10, 2003
Sumner Square	7.35%	29,736	September 1, 2013
Quorum Office Park(11)	3.07%	28,818	August 25, 2003
Eight Cambridge Center	7.73%	27,490	July 15, 2010
510 Carnegie Center	7.39%	26,707	January 1, 2008

Lockheed Martin Building	6.61%	25,240	June 1, 2008
University Place	6.94%	24,117	August 1, 2021
Reston Corporate Center	6.56%	23,806	May 1, 2008
Orbital Sciences—Building Two(12)	3.03%	23,611	June 13, 2003
181, 191 and 201 Spring Street	8.50%	22,074	September 1, 2006
Shaws Supermarket(13)	2.67%	20,717	September 8, 2003
NIMA Building	6.51%	20,626	June 1, 2008
Bedford Business Park	8.50%	20,591	December 10, 2008
40 Shattuck Road(14)	3.17%	15,939	October 21, 2003
101 Carnegie Center	7.66%	7,751	April 1, 2006
302 Carnegie Center(15)	3.19%	7,594	April 1, 2003
New Dominion Tech 2(16)	2.82%	7,558	December 19, 2005
Montvale Center	8.59%	7,284	December 1, 2006
Hilltop Business Center	6.81%	5,398	March 1, 2019

Total		$4,267,119

(1)
Total construction loan in the amount of $420.0 million at a variable rate of Eurodollar + 1.50%. The maturity date can be extended for two one-year periods based on meeting certain conditions. Subsequent to December 31, 2002, we extended the maturity date until January 27, 2004.

(2)
At maturity the lender has the option to purchase a 33.33% interest in this property in exchange for the cancellation of the principal balance of $225.0 million.

(3)
Total construction loan in the amount of $493.5 million at a variable rate of Eurodollar + 1.95%. The maturity date can be extended for one six month period and two one-year periods based on meeting certain conditions.

(4)
Total construction loan in the amount of $203.0 million at a variable rate of LIBOR + 1.75%. The maturity date can be extended for a one-year period based on meeting certain conditions. During February 2003, we repaid all amounts outstanding on this construction loan.

(5)
During February 2003, we repaid all amounts outstanding on this loan.

(6)
The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The stated principal balance at December 31, 2002 was $63.5 million and the interest rate was 9.65%.

(7)
Total construction loan in the amount of $45.0 million at a variable rate of LIBOR + 1.70%. The maturity date can be extended for two one-year periods based on meeting certain conditions. During January 2003, we repaid all amounts outstanding on this construction loan.

(8)
Includes outstanding indebtedness secured by 91 Hartwell Avenue.

(9)
Includes outstanding principal in the amounts of $19.5 million, $7.3 million and $3.7 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.

(10)
Total construction loan in the amount of $32.0 million at a variable rate of LIBOR + 1.65%. The maturity date can be extended for one one-year periods based on meeting certain conditions.

(11)
Total construction loan in the amount of $32.3 million at a variable rate of LIBOR + 1.65%. The maturity date can be extended for two one-year periods based on meeting certain conditions. During January 2003, we repaid all amounts outstanding on this construction loan.

(12)
Total construction loan in the amount of $25.1 million at a variable rate of Eurodollar + 1.65%. The maturity date can be extended for a one-year period based on meeting certain conditions. During January 2003, we repaid all amounts outstanding on this construction loan.

(13)
The maturity date can be extended for a one-year period and a six-month period based on meeting certain conditions.

(14)
Total construction loan in the amount of $16.0 million at a variable rate of Eurodollar + 1.75%. The maturity date can be extended for two one-year periods based on meeting certain conditions. During January 2003, we repaid all amounts outstanding on this construction loan.

(15)
Total construction loan in the amount of $10.0 million at a variable rate of LIBOR + 1.85%. The maturity date can be extended for two one-year periods based on meeting certain conditions. During January 2003, we repaid all amounts outstanding on this construction loan.

(16)
The maturity date can be extended for a one-year period based on meeting certain conditions.

        LIBOR and Eurodollar rate contracts in effect on December 31, 2002 ranged from LIBOR/Eurodollar + 1.25% to LIBOR/Eurodollar + 1.95%.

        Our mortgage notes payable at December 31, 2002 will mature as follows:

Year
(in thousands)
2003	$931,496
2004	411,855
2005	285,387
2006	284,458
2007	182,632
Thereafter	2,171,291

        Of the $931.5 million payable during 2003, we have repaid $425.8 during January and February of 2003 with proceeds from our offerings of unregistered senior notes as well as proceeds from sales of properties. In addition, we have extended the maturity date on the 5 Times Square construction loan which had $372.9 million outstanding at December 31, 2002 to December 31, 2004. Of the remaining $132.8 million due in 2003, we expect to fund the payments through cash flows from operations, proceeds from unsecured debt transactions and drawdowns from our revolving unsecured line of credit.

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

        We expect to meet liquidity requirements for periods beyond twelve months for the costs of development, property acquisitions, scheduled debt maturities, major renovations, ground lease payments, expansions and other non-recurring capital improvements through construction loans, the incurrence of long-term secured and unsecured indebtedness, income from operations and sales of real estate and possibly the issuance of additional common and preferred units and unsecured senior notes of Boston Properties Limited Partnership and equity securities of Boston Properties, Inc. In addition, we may finance the development, redevelopment or acquisition of additional properties by using our unsecured revolving line of credit.

        Rental revenues, operating expense reimbursement income from tenants, and other income from operations are our principal sources of capital used to pay operating expenses, debt service and recurring capital expenditures. We seek to increase income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third party fees generated by our office and industrial real estate management, leasing, development and construction businesses. Consequently, we believe our revenue, together with proceeds from financing activities, will continue to provide the necessary funds for operating expenses, debt service and recurring capital expenditures. However, material changes in these factors may adversely affect our net cash flows. Such changes, in turn, would adversely affect our ability to find distributions, debt service, capital improvements and non-revenue enhancing tenant improvements. In addition, a material adverse change in our cash provided by operations may affect the financial performance covenants under our unsecured line of credit and unsecured senior notes.

        Based on leases in place at December 31, 2002, leases with respect to 4.4% of our Class A office buildings will expire in calendar year 2003. Although we are unable to estimate the actual rate of future leases, we believe that the short term expiring leases may be renewed, or space re-let, at lower or the same rents than previously in effect. While we are working to retain our current tenants in situations that are beneficial to us, conditions over the past year, including more sublet space available and decreasing rental rates across the board, make it difficult for us to predict what future changes may be and how they will effect our re-leasing efforts.

        During the year ended December 31, 2002, we paid or declared quarterly dividends totaling $2.41 per common share (consisting of $.58 per share related to the quarter ended March 31, 2002 and $.61 per share related to each of the quarters ended June 30, 2002, September 30, 2002 and December 31, 2002). We intend to continue paying dividends quarterly.

Market Risk

        Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates, including refinancing risk on our fixed rate debt. Our primary market risk results from our indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligation is affected by changes in the market interest rates. We manage our market risk, in part, by attempting to match our long-term leases with long-term fixed rate debt of similar duration. We also utilize certain derivative financial instruments at times to further reduce interest rate risk. Although certain derivative instruments were not effective for accounting purposes, derivatives have been used to convert a portion of our variable rate debt to a fixed rate, or to hedge anticipated financing transactions. Derivatives are used solely for risk management purposes rather than speculation. Approximately 75% of our outstanding debt has fixed interest rates, which minimizes the interest rate risk until the maturity of such outstanding debt.

        At December 31, 2002, we had derivative contracts totaling $150 million. The derivative agreements provide for a fixed interest rate of 6.35% when LIBOR is less than 5.80%, 6.70% when LIBOR is between 6.70% and 7.45%, and 7.50% when LIBOR is between 7.51% and 9.0% for terms remaining from one to three years per the individual agreement. We will consider entering into additional derivative agreements with respect to all or a portion of our debt. We may borrow additional money with variable rates in the future. Increases in interest rates could increase interest expense, which in turn could affect cash flow and our ability to service our debt. As a result of the derivative contracts, decreases in interest rates could increase interest expense as compared to the underlying variable rate debt and could result in us making substantial payments to unwind such agreements.

        During the year ended December 31, 2002, in anticipation of issuing fixed rate debt instruments, we entered into treasury lock agreements to hedge against a potential increase in the ten-year treasury rate. Upon the issuance of the fixed rate debt, we paid approximately $3.5 million to terminate the instruments, which amount is being amortized into interest expense over the term of the unsecured senior notes.

        At December 31, 2002, our variable rate debt outstanding was approximately $1.3 billion. At December 31, 2002, the average interest rate on variable rate debt was approximately 3.04%. Exclusive of our derivative contracts, if market interest rates on our variable rate debt were to increase by 100 basis points, total interest would have increased approximately $12.6 million for the year ended December 31, 2002.

        At December 31, 2001, our variable rate debt outstanding was approximately $866.0 million. At December 31, 2001, the average interest rate on variable rate debt was approximately 3.77%. Exclusive of our derivative contracts, if market interest rates on our variable rate debt were to increase by 100 basis points, total interest would have increased approximately $8.7 million for the year ended December 31, 2001.

        These amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments and not including the effects of our derivative contracts. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.

Funds from Operations

        Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), we calculate Funds from Operations, or "FFO," by adjusting net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including non-recurring items), for gains (or losses) from sales of properties, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. In addition to FFO (as defined by NAREIT), we also disclose FFO after specific supplemental adjustments. Although our FFO as adjusted clearly differs from NAREIT's definition of FFO as well that of other real estate companies, we believe it provides a meaningful presentation of our operating performance. In addition, we believe that to further understand our performance, FFO and FFO as adjusted should be compared with our reported net income and cash flows in accordance with GAAP, as presented in our consolidated financial statements.

        Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. In addition to presenting FFO in accordance with the NAREIT definition, we make adjustments to FFO, as defined by NAREIT, including net derivative losses and early surrender lease adjustments. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, as an alternative to net cash flows from operating activities (determined in accordance with GAAP), as a measure of our liquidity, or as an indicator of our ability to make cash distributions.

        Our funds from operations for the respective periods is calculated as follows:

	Year ended December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Income before minority interests and unconsolidated joint venture income	$296,921	$272,349	$225,014	$178,555	$137,740
Add:
Real estate depreciation and amortization	192,574	153,550	134,386	119,583	74,649
Income from unconsolidated joint ventures	7,954	4,186	1,758	468	—
Income from discontinued operations	1,384	3,483	3,765	3,817	2,835
Less:
Minority property partnership's share of funds from operations	(3,223)	(2,322)	(1,061)	(3,681)	(4,185)
Preferred dividends and distributions	(28,711)	(33,312)	(32,994)	(32,111)	(5,830)

Funds from operations	466,899	397,934	330,868	266,631	205,209

Add(subtract):
Net derivative losses (SFAS No. 133)	11,874	26,488	—	—	—
Early surrender lease adjustment	8,520	(8,518)	—	—	—

Funds from operations before net derivative losses and after early surrender lease adjustment	$487,293	$415,904	$330,868	$266,631	$205,209

Funds from operations available to common shareholders before net derivative losses and after early surrender lease adjustment	$399,489	$337,823	$247,371	$196,101	$153,045

Weighted average shares outstanding—basic	93,145	90,002	71,424	66,235	60,776

        Reconciliation to Diluted Funds from Operations:

	For the years ended December 31,
	2002		2001		2000		1999		1998
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
	(in thousands)
Basic Funds from Operations before net derivative losses and after early surrender lease adjustment	$487,293	113,617	$415,904	110,803	$330,868	95,532	$266,631	90,058	$205,209	81,487
Effect of Dilutive Securities
Convertible Preferred Units	25,114	9,821	26,720	11,012	26,422	10,393	26,428	10,360	2,819	1,135
Convertible Preferred Stock	3,412	1,366	6,592	2,625	6,572	2,625	5,834	2,337	—	—
Stock Options and other	185	1,468	—	1,547	—	1,280	—	541	—	532

Diluted Funds from Operations before net derivative losses and after early surrender lease adjustment	$516,004	126,272	$449,216	125,987	$363,862	109,830	$298,893	103,296	$208,028	83,154

Diluted Funds from Operations available to common shareholders before net derivative losses and after early surrender lease adjustment(1)	$432,345	105,799	$375,046	105,185	$283,994	85,723	$229,961	79,473	$156,215	62,443

(1)
Our share of diluted funds from operations was 83.79%, 83.49%, 78.05%, 76.94% and 75.09% for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

Off Balance Sheet Arrangements

Joint Ventures

        We have investments in eight unconsolidated joint ventures with ownership interests ranging from 25 to 51%. We do not have control of these partnerships, and therefore, they are presently accounted for using the equity method of accounting. At December 31, 2002, our share of the debt related to these investments was equal to approximately $236.8 million. The table below summarizes the outstanding debt (based on our respective ownership interests) in these joint venture properties at December 31, 2002:

Properties	Interest Rate	Principal Amount	Maturity Date
		(in thousands)
Metropolitan Square (51%)	8.23%	69,827	May 1, 2010
Market Square North (50%)	7.70%	48,637	December 19, 2011
Discovery Square (50%)	3.02% (1)	30,949	December 8, 2003
Two Freedom Square (50%)(2)	3.24% (1)	32,853	June 29, 2004
One Freedom Square (25%)	7.75%	18,940	June 30, 2012
265 Franklin Street (35%)	2.74% (1)	18,897	October 1, 2003
140 Kendrick Street (25%)	7.51%	14,061	July 1, 2013
901 New York Avenue (25%)(2)	3.09% (1)	2,643	November 12, 2005

Total	6.17%	$236,807

(1)
Variable rate debt.

(2)
Under construction at December 31, 2002.

        We will have $49.8 million of principal expiring during 2003. We expect to utilize our extension options under both construction loans.

        In connection with the development of office properties, we and/or our equity affiliates have agreed to fund the remaining equity capital associated with approved development projects of joint ventures aggregating approximately $143.4 million (of which our share is $40.9 million). These obligations are expected to be financed through new or existing construction loans plus approximately $3.4 million of our equity investment.

Related Party Transactions

Printing Services

        We paid Applied Printing Technologies, a printing company affiliated with Mr. Mortimer B. Zuckerman, approximately $80,000 for printing services provided in 2002, principally relating to the printing of the Company's annual report to shareholders. The selection of Applied Printing Technologies as the printer for our annual report to shareholders was made through a bidding process open to multiple printing companies.

Brokerage Activities

        Mr. Turchin, a director of Boston Properties, is a non-executive/non-director Vice Chairman of Insignia. Through an arrangement with Insignia that has been in place since 1985, Turchin & Associates, an affiliate of Mr. Turchin, participates in brokerage activities for which Insignia is retained as leasing agent, some of which involve leases for space within buildings owned by us. During the period from the date Mr. Turchin became a member of the Board of Directors of the Company in 1997 through December 31, 2002, Turchin & Associates has advised us that it has received $2.3 million from

Insignia attributable to properties owned by us. Of this amount, $0.7 million (or approximately 30%) is in conjunction with funds we owed to Insignia related to the acquisition of 280 Park Avenue. The total amount that was paid to Turchin & Associates, excluding amounts paid related to obligations assumed in connection with the acquisition of 280 Park Avenue, represents approximately 4.83% of the total amount paid to Insignia by us since the date Mr. Turchin became a director of the Company in 1997. Pursuant to its arrangement with Insignia, Turchin & Associates has confirmed to the Company that it is paid on the same basis with respect to properties owned by us as it is with respect to properties owned by other clients of Insignia. Mr. Turchin does not participate in any discussions or other activities relating to our contractual arrangements with Insignia either in his capacity as a member of our Board of Directors or as a Vice Chairman of Insignia.

Leasing Commissions

        A joint venture in which we have a 50% interest, paid aggregate leasing commissions in 2002 of approximately $571,000 to a firm controlled by Mr. Raymond A. Ritchey's brother. Mr. Ritchey is an Executive Vice President of the Company. The terms of the related agreement are at least as favorable to us as arrangements with other brokers in comparable markets.

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

        Environmental investigations at two of our properties in Massachusetts have identified groundwater contamination migrating from off-site source properties. In both cases we engaged a specially licensed environmental consultant to perform the necessary investigations and assessments and to prepare submittals to the state regulatory authority, including Downgradient Property Status Opinions. The environmental consultant concluded that the properties qualify for Downgradient Property Status under the state regulatory program, which eliminates certain deadlines for conducting response actions at a site. We also believe that these properties qualify for liability relief under certain statutory amendments regarding upgradient releases. Although we believe that the current or former owners of the upgradient source properties may ultimately be responsible for some or all of the costs of addressing the identified groundwater contamination, we will take necessary further response actions (if any are required). No such additional response actions are anticipated at this time.

        One of our affiliates recently acquired a property in Massachusetts where historic groundwater contamination was identified prior to acquisition. We engaged a specially licensed environmental consultant to perform investigations and to prepare necessary submittals to the state regulatory authority. The environmental consultant has concluded that (1) certain identified groundwater contaminants are migrating to the subject property from an off-site source property and (2) certain other detected contaminants are likely related to a historic release on the subject property. We have filed a Downgradient Property Status Opinion (described above) with respect to contamination migrating from off-site. The consultant has recommended conducting additional investigations, including the installation of off-site monitoring wells, to determine the nature and extent of contamination potentially associated with the historic use of the subject property. Our affiliate has authorized such additional investigations and will take necessary further response actions (if any are required).

        Some of our properties and certain properties owned by our affiliates are located in urban, industrial and other previously developed areas where fill or current or historical uses of the areas have caused site contamination. Accordingly, it is sometimes necessary to institute special soil and/or groundwater handling procedures in connection with construction and other property operations in order to achieve regulatory closure and ensure that contaminated materials are addressed in an appropriate manner. In these situations it is our practice to investigate the nature and extent of detected contamination and estimate the costs of required response actions and special handling procedures. We then use this information as part of our decision-making process with respect to the acquisition and/or development of the property. For example, we recently acquired a parcel in Massachusetts, formerly used as a quarry/asphalt batching facility, which we may develop in the future. Pre-purchase testing indicated that the site contains relatively low levels of certain contaminants. We have engaged a specially licensed environmental consultant to perform an environmental risk characterization and prepare all necessary regulatory submittals. We anticipate that additional response actions necessary to achieve regulatory closure (if any) will be performed in concert with future construction activities. When appropriate, closure documentation will be submitted for public review and comment pursuant to the state regulatory authority's public information process.

        We expect that resolution of the environmental matters relating to the above will not have a material impact on our financial position, results of operations or liquidity.

Newly Issued Accounting Standards

        In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. SFAS 142 becomes effective beginning January 1, 2002. We adopted both these pronouncements for the year ended December 31, 2002 and neither had a material impact on our results of operations, financial position or liquidity.

        In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective beginning January 1, 2003. The changes required by SFAS 143 are not expected to have a material impact on our results of operations, financial position or liquidity.

        SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The statement's provisions supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 became effective on January 1, 2002, and did not have a material impact on results of operations, financial position, or liquidity.

        In April 2002, the FASB issued SFAS 145, which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The statement rescinds SFAS 4 and SFAS 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. We anticipate that these gains and losses will no longer be classified as extraordinary as they are not unusual and infrequent in nature. The changes required by SFAS 145 are not expected to have a material impact on our results of operations, financial position, or liquidity.

        SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002 and becomes effective for us beginning January 1, 2003. This statement requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business, the closure of business activities in a particular location, or a change in management structure, to be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained by the company for such termination costs, and costs to consolidate facilities or relocate employees. SFAS 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of this standard is not expected to have a material impact on our results of operations, financial position, or liquidity.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123's fair value method of accounting, if a company so elects. The adoption of this standard is not expected to have a material impact on our results of operations, financial position or liquidity.

        In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. The disclosure requirements of FIN 45 are effective to us as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. We do not expect the requirements of FIN 45 to have a material impact on results of operations, financial position, or liquidity.

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. We do not believe the adoption of the interpretation will have a material impact on results of operations, financial position, or liquidity.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Approximately $3.9 billion of our borrowings bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents our aggregate fixed rate debt obligations with corresponding weighted average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date.. The interest rate on the variable rate debt as of December 31, 2002 ranged from LIBOR or Eurodollar plus 1.25% to LIBOR or Eurodollar plus 1.95%.

	2003	2004	2005	2006	2007	2008+	Total	Fair Value
	Secured debt
Fixed Rate	$112,010	$114,601	$277,829	$284,458	$182,632	$2,171,291	$3,142,821	$3,301,000
Average Interest Rate	7.03%	7.36%	7.05%	7.79%	6.59%	7.15%	7.17%
Variable Rate	$819,486	$297,254	$7,558	—	—	—	$1,124,298	$1,124,298
	Unsecured debt
Fixed Rate	—	—	—	—	—	$747,375	$747,375	$761,700
Average Interest Rate	—	—	—	—	—	6.25%	6.25%
Variable Rate	$132,726	—	—	—	—	—	$132,726	$132,726

        During the year ended December 31, 2002, we had derivative contracts totaling $150 million. The derivative agreements provide for a fixed interest rate of 6.35% when LIBOR is less than 5.80%, 6.70% when LIBOR is between 6.70% and 7.45%, and 7.50% when LIBOR is between 7.51% and 9.00% for terms remaining of one to three years in accordance with the terms of the individual agreement. In accordance with FAS 133 "Accounting for Derivative Instruments and Hedging Activities," the derivative agreements are reflected at their fair market value, which was a liability of $14.5 million at December 31, 2002.

        Additional disclosure about market risk is incorporated herein by reference from Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in the market risk section.

Item 8.    Financial Statements and Supplementary Data

        See "Index to Financial Statements" on page 71 of this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information concerning our directors and executive officers required by Item 10 shall be included in the Proxy Statement to be filed relating to our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information concerning our executive compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Beneficial Owners and Management

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders(1)	11,989,413	(2)	$34.80	(3)	3,192,911
Equity compensation plans not approved by security holders(4)	N/A		N/A		216,647

Total	11,989,413		$34.80		3,409,558

(1)
Includes information related to our 1997 Stock Option and Incentive Plan.

(2)
Does not include 132,414 shares of restricted stock as they have been reflected in our total shares outstanding.

(3)
Does not include outstanding deferred stock awards granted to members of the board of directors as there is no associated exercise price.

(4)
Includes information related to the 1999 Non-Qualified Employee Stock Purchase Plan.

The 1999 Non-Qualified Employee Stock Purchase Plan (the "ESPP")

        The ESPP was adopted by the Board of Directors on October 29, 1998. The ESPP has not been approved by our shareholders. The ESPP is available to all employees of the Company that are employed on the first day of the purchase period. Under the ESPP, each eligible employee may purchase shares of our common stock at semi-annual intervals each year at a purchase price equal to 85% of the average closing prices of Boston Properties common stock on the New York Stock Exchange during the last ten business days of the purchase period. Each eligible employee may contribute no more than $10,000 per year to purchase Boston Properties common stock under the ESPP.

        Additional information concerning our directors and executive officers required by Item 12 shall be included in the Proxy Statement to be filed relating to our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        The information concerning our directors and executive officers required by Item 13 shall be included in the Proxy Statement to be filed relating to our 2003 Annual Meeting of our stockholders and is incorporated herein by reference.

Item 14.    Controls and Procedures

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

  (b)
  Change in internal controls.

        None.

Item 15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K

  (a)
  Financial Statements and Financial Statement Schedule

        See "Index to Financial Statements" on page 71 of this Form 10-K.

  (b)
  Reports on Form 8-K

        We filed a report on Form 8-K on January 23, 2002 which included information regarding Item 5. We filed this Form 8-K in connection with our press release relating to our fourth quarter 2001 earnings and information presented to investors and analysts.

        We filed a report on Form 8-K on April 24, 2002 which included information regarding Item 5. We filed this Form 8-K in connection with our press release relating to our first quarter 2002 earnings and information presented to investors and analysts.

        We filed a report on Form 8-K on July 24, 2002 which included information regarding Item 5. We filed this Form 8-K in connection with our press release relating to our second quarter 2002 earnings and information presented to investors and analysts.

        We filed a report on Form 8-K on August 15, 2002 which included information regarding Item 9. The Form 8-K was filed in connection with the certification of our 10-Q for the quarter ended June 30, 2002 by our CEO and CFO.

        We filed a report on Form 8-K on October 8, 2002 (as amended by Form 8-K/A filed on December 4, 2002 and December 13, 2002) which included information regarding Item 2, 5 and 7. Included in Item 7 was pro forma information and exhibits. The Form 8-K was filed in connection with our acquisition of 399 Park Avenue.

        We filed a report on Form 8-K on October 23, 2002 which included information regarding Item 5. We filed this Form 8-K in connection with our press release relating to our third quarter 2002 earnings and information presented to investors and analysts.

        We filed a report on Form 8-K on November 7, 2002 which included information regarding Item 5. The Form 8-K was filed in connection with information presented to investors and analysts.

        We filed a report on Form 8-K on November 15, 2002 which included information regarding Item 5. The Form 8-K was filed in connection with the re-issuance of our 10-K due to the adoption of FASB 144.

        We filed a report on Form 8-K on December 5, 2002 which included information regarding Item 5. The Form 8-K was filed in connection with the commencement of our Rule 144A offering of senior unsecured notes.

        We filed a report on Form 8-K on December 11, 2002 which included information regarding Item 5. The Form 8-K was filed in connection with the commencement of our Rule 144A offering of senior unsecured notes.

  (c)
  Exhibits

Exhibit No.	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Boston Properties, Inc.(1)
3.2	Form of Amended and Restated Bylaws of Boston Properties, Inc.(1)
3.3	Amendment No. 1 to Amended and Restated Bylaws of Boston Properties, Inc.(5)
4.1	Form of Shareholder Rights Agreement dated as of June, 1997 between Boston Properties, Inc. and BankBoston, N.A., as Rights Agent.(1)
4.2	Form of Certificate of Designation for Series E Junior Participating Cumulative Preferred Stock, par value $.01 per share.(1)
4.3	Form of Certificate of Designations for the Series A Preferred Stock.(4)
4.4	Form of Common Stock Certificate.(1)
4.5	Indenture by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, dated as of December 13, 2002.(11)
4.6	Supplemental Indenture No. 1 by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, dated as of December 13, 2002, including a form of the 6.25% Senior Note due 2013.(11)
4.7	Supplemental Indenture No. 2 by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, dated as of January 17, 2003, including a form of the 6.25% Senior Note due 2013.(12)
10.1	Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of June 29, 1998.(2)
10.2	Certificate of Designations for the Series One Preferred Units, dated June 30, 1998, constituting an amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership.(2)
10.3	Certificate of Designations for the Series Two Preferred Units, dated November 12, 1998, constituting an amendment to the Second Amendment and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership.(4)
10.4	Amended and Restated 1997 Stock Option and Incentive Plan dated May 3, 2000 and forms of option agreements.(7)
10.5	Amendment #1 to Amended and Restated 1997 Stock Option and Incentive Plan dated November 14, 2000.(7)
10.6	Boston Properties Deferred Compensation Plan effective March 1, 2002(9)
10.7	Employment Agreement by and between Mortimer B. Zuckerman and Boston Properties, Inc. dated as of January 17, 2003.
10.8	Amended and Restated Employment Agreement by and between Edward H. Linde and Boston Properties, Inc. dated as of November 29, 2002.
10.9	Amended and Restated Employment Agreement by and between Robert E. Burke and Boston Properties, Inc. dated as of November 29, 2002.
10.10	Employment Agreement by and between Bryan J. Koop and Boston Properties, Inc. dated as of November 29, 2002.
10.11	Employment Agreement by and between Mitchell S. Landis and Boston Properties, Inc. dated as of November 26, 2002.
10.12	Employment Agreement by and between Douglas T. Linde and Boston Properties, Inc. dated as of November 29, 2002.
10.13	Employment Agreement by and between E. Mitchell Norville and Boston Properties, Inc. dated as of November 29, 2002.
10.14	Employment Agreement by and between Robert E. Pester and Boston Properties, Inc. dated as of December 16, 2002.
10.15	Amended and Restated Employment Agreement by and between Raymond A. Ritchey and Boston Properties, Inc. dated as of November 29, 2002.

10.16	Amended and Restated Employment Agreement by and between Robert E. Selsam and Boston Properties, Inc. dated as of November 29, 2002.
10.17	Senior Executive Severance Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and Mortimer B. Zuckerman.
10.18	Senior Executive Severance Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and Edward H. Linde.
10.19	Boston Properties, Inc. Senior Executive Severance Plan.
10.20	Boston Properties, Inc. Executive Severance Plan.
10.21	Form of Indemnification Agreement between Boston Properties, Inc. and each of its directors and executive officers.(1)
10.22	Omnibus Option Agreement by and among Boston Properties Limited Partnership and the Grantors named therein dated as of April 9, 1997.(1)
10.23	Third Amended and Restated Revolving Credit Agreement with Fleet National Bank, as agent, dated as of January 17, 2003.
10.24	Form of Lease Agreement dated as of June, 1997 between Edward H. Linde and Mortimer B. Zuckerman, as Trustees of Downtown Boston Properties Trust, and ZL Hotel LLC.(1)
10.25	Form of Lease Agreement dated as of June, 1997 between Edward H. Linde and Mortimer B. Zuckerman, as Trustees of Two Cambridge Center Trust, and ZL Hotel LLC.(1)
10.26	Form of Certificate of Incorporation of Boston Properties Management, Inc.(1)
10.27	Form of By-laws of Boston Properties Management, Inc.(1)
10.28	Form of Limited Liability Company Agreement of ZL Hotel LLC.(1)
10.29	Indemnification Agreement between Boston Properties Limited Partnership and Mortimer B. Zuckerman and Edward H. Linde.(1)
10.30	Compensation Agreement between Boston Properties, Inc. and Robert Selsam, dated as of August 10, 1995 relating to 90 Church Street.(1)
10.31	Contribution and Conveyance Agreement concerning the Carnegie Portfolio, dated June 30, 1998 by and among Boston Properties, Inc., Boston Properties Limited Partnership, and the parties named therein as Landis Parties.(2)
10.32	Contribution Agreement, dated June 30, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, and the parties named therein as Landis Parties.(2)
10.33	Non-Competition Agreement, dated as of June 30, 1998, by and between Alan B. Landis and Boston Properties, Inc.(2)
10.34	Agreement Regarding Directorship, dated as of June 30, 1998, by and between Boston Properties, Inc. and Alan B. Landis.(2)
10.35	Purchase and Sale Agreement, dated May 7, 1998, by and between The Prudential Insurance Company of America and Boston Properties Limited Partnership.(3)
10.36	Contribution Agreement, dated as of May 7, 1998, by and between The Prudential Insurance Company of America and Boston Properties Limited Partnership.(3)
10.37	Purchase and Sale Agreement, dated as of November 12, 1998, by and between Two Embarcadero Center West and BP OFR LLC.(4)
10.38	Contribution Agreement, dated as of November 12, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, Embarcadero Center Investors Partnership and the partners in Embarcadero Center Investors Partnership listed on Exhibit A thereto.(4)
10.39	Contribution Agreement, dated as of November 12, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, Three Embarcadero Center West and the partners in Three Embarcadero Center West listed on Exhibit A thereto.(4)

10.40	Three Embarcadero Center West Redemption Agreement, dated as of November 12, 1998, by and among Three Embarcadero Center West, Boston Properties Limited Partnership, BP EC West LLC, The Prudential Insurance Company of America, PIC Realty Corporation and Prudential Realty Securities II, Inc.(4)
10.41	Three Embarcadero Center West Property Contribution Agreement, dated as of November 12, 1998, by and among Three Embarcadero Center West, The Prudential Insurance Company of America, PIC Realty Corporation, Prudential Realty Securities II, Inc., Boston Properties Limited Partnership, Boston Properties, Inc. and BP EC West LLC.(4)
10.42	Third Amended and Restated Partnership Agreement of One Embarcadero Center Venture, dated as of November 12, 1998, by and between Boston Properties LLC, as managing general partner, BP EC1 Holdings LLC, as non-managing general partner, and PIC Realty Corporation, as non-managing general partner.(4)
10.43	Third Amended and Restated Partnership Agreement of Embarcadero Center Associates, dated as of November 12, 1998, by and between BP LLC, as managing general partner, BP EC2 Holdings LLC, as non-managing general partner, and PIC Realty Corporation, as non- managing general partner.(4)
10.44	Second Amended and Restated Partnership Agreement of Three Embarcadero Center Venture, dated as of November 12, 1998, by and between Boston Properties LLC, as managing general partner, BP EC3 Holdings LLC, as non-managing general partner, and The Prudential Insurance Company of America, as non-managing general partner.(4)
10.45	Second Amended and Restated Partnership Agreement of Four Embarcadero Center Venture, dated as of November 12, 1998, by and between Boston Properties LLC, as managing general partner, BP EC4 Holdings LLC, as non-managing general partner, and The Prudential Insurance Company of America, as non-managing general partner.(4)
10.46	Note Purchase Agreement, dated as of November 12, 1998, by and between Prudential Realty Securities, Inc. and One Embarcadero Center Venture.(4)
10.47	Note Purchase Agreement, dated as of November 12, 1998, by and between Prudential Realty Securities, Inc. and Embarcadero Center Associates.(4)
10.48	Note Purchase Agreement, dated November 12, 1998, by and between Prudential Realty Securities, Inc. and Three Embarcadero Center Venture.(4)
10.49	Note Purchase Agreement, dated November 12, 1998, by and between Prudential Realty Securities, Inc. and Four Embarcadero Center Venture.(4)
10.50	Redemption Agreement, dated as of November 12, 1998, by and among One Embarcadero Center Venture, Boston Properties LLC, BP EC1 Holdings LLC and PIC Realty Corporation.(4)
10.51	Redemption Agreement, dated as of November 12, 1998, by and among Embarcadero Center Associates, Boston Properties LLC, BP EC2 Holdings LLC and PIC Realty Corporation.(4)
10.52	Redemption Agreement, dated as of November 12, 1998, by and among Three Embarcadero Center Venture, Boston Properties LLC, BP EC3 Holdings LLC and The Prudential Insurance Company of America.(4)
10.53	Redemption Agreement, dated as on November 12, 1998, by and among Four Embarcadero Center Venture, Boston Properties LLC, BP EC4 Holdings LLC and The Prudential Insurance Company of America.(4)
10.54	Option and Put Agreement, dated as of November 12, 1998, by and between One Embarcadero Center Venture and The Prudential Insurance Company of America.(4)
10.55	Option and Put Agreement, dated as of November 12, 1998, by and between Embarcadero Center Associates and The Prudential Insurance Company of America.(4)

10.56	Option and Put Agreement, dated as of November 12, 1998, by and between Three Embarcadero Center Venture and The Prudential Insurance Company of America.(4)
10.57	Option and Put Agreement, dated as of November 12, 1998, by and between Four Embarcadero Center Venture and The Prudential Insurance Company of America.(4)
10.58	Stock Purchase Agreement, dated as of September 28, 1998, by and between Boston Properties, Inc. and The Prudential Insurance Company of America.(4)
10.59	Master Agreement by and between New York State Common Retirement Fund and Boston Properties Limited Partnership, dated as of May 12, 2000.(7)
10.60	Contract of Sale, dated as of February 6, 2001, by and between Dai-Ichi Life Investment Properties, Inc., as seller, and Skyline Holdings LLC, as purchaser.(8)
10.61	Agreement to Enter Into Assignment and Assumption of Unit Two Contract of Sale, dated as of February 6, 2001, by and between Dai-Ichi Life Investment Properties, Inc., as assignor, and Skyline Holdings II LLC, as assignee.(8)
10.62	Contract of Sale, dated as of November 22, 2000, by and between Citibank, N.A., as seller, and Dai-Ichi Life Investment Properties, Inc., as purchaser.(8)
10.63	Assignment and Assumption Agreement, dated as of April 25, 2001, by and between Skyline Holdings LLC, as assignor, and BP/CGCenter I LLC, as assignee.(8)
10.64	Assignment and Assumption Agreement, dated as of April 25, 2001, by and between Skyline Holdings II LLC, as assignor, and BP/CGCenter II LLC, as assignee.(8)
10.65	Assignment and Assumption of Contract of Sale, dated as of April 25, 2001, by and among Dai-Ichi Life Investment Properties, Inc., as assignor, BP/CGCenter II LLC, as assignee, and Citibank, N.A., as seller.(8)
10.66	Amended and Restated Operating Agreement of BP/CGCenter Acquisition Co. LLC, a Delaware limited liability company.(8)
10.67	Purchase and Sale Agreement by and between Citibank, N.A. and BP 399 Park Avenue LLC, dated as of August 28, 2002.(10)
10.68	Credit Agreement by and among Boston Properties Limited Partnership, BP 399 Park Avenue LLC, certain other subsidiaries of Boston Properties Limited Partnership and the banks and others that are parties thereto, dated as of September 25, 2002.(10)
21.1	Schedule of Subsidiaries of Boston Properties, Inc.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

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

(7)
Incorporated herein by reference to Boston Properties, Inc.'s Annual Report on Form 10-K filed on March 30, 2001.

(8)
Incorporated herein by reference to Boston Properties, Inc.'s Current Report on Form 8-K filed on May 10, 2001.

(9)
Incorporated herein by reference to Boston Properties, Inc.'s Quarterly Report on Form 10-Q filed on May 15, 2002.

(10)
Incorporated herein by reference to Boston Properties, Inc.'s Current Report on Form 8-K filed on October 8, 2002.

(11)
Incorporated herein by reference to Boston Properties, Inc.'s Current Report on Form 8-K/A filed on December 13, 2002.

(12)
Incorporated herein by reference to Boston Properties, Inc.'s Current Report on Form 8-K filed on January 23, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Boston Properties, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Properties, Inc.
Date
February 25, 2003	By:	/s/ DOUGLAS T. LINDE Douglas T. Linde Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 25, 2003	By:	/s/ MORTIMER B. ZUCKERMAN Mortimer B. Zuckerman Chairman of the Board of Directors

	By:	/s/ EDWARD H. LINDE Edward H. Linde President and Chief Executive Officer

	By:	/s/ DOUGLAS T. LINDE Douglas T. Linde Chief Financial Officer

	By:	/s/ ALAN J. PATRICOF Alan J. Patricof Director

	By:	/s/ IVAN G. SEIDENBERG Ivan G. Seidenberg Director

	By:	/s/ MARTIN TURCHIN Martin Turchin Director

	By:	/s/ ALAN B. LANDIS Alan B. Landis Director

	By:	/s/ RICHARD E. SALOMON Richard E. Salomon Director

CERTIFICATION

I, Edward H. Linde, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Boston Properties, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: February 25, 2003	/s/ EDWARD H. LINDE Edward H. Linde Chief Executive Officer

CERTIFICATION

I, Douglas T. Linde, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Boston Properties, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: February 25, 2003	/s/ DOUGLAS T. LINDE Douglas T. Linde Chief Financial Officer

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

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Properties, Inc. (the "Company") at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 21 to the consolidated financial statements, the Company, on January 1, 2001, adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted. Also, as discussed in Note 22 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 21, 2003

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	December 31, 2001
	(in thousands, except for share and par value amounts)
ASSETS
Real estate:	$8,670,711	$7,457,906
Less: accumulated depreciation	(822,933)	(719,854)

Total real estate	7,847,778	6,738,052
Cash and cash equivalents	55,275	98,067
Cash held in escrows	41,906	23,000
Investments in securities	—	4,297
Tenant and other receivables (net of allowance for doubtful accounts of $3,682 and $2,394, respectively)	20,458	43,546
Accrued rental income (net of allowance of $5,000 and $3,300, respectively)	165,321	119,494
Deferred charges, net	176,545	107,573
Prepaid expenses and other assets	18,015	20,996
Investments in unconsolidated joint ventures	101,905	98,485

Total assets	$8,427,203	$7,253,510

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage notes payable	$4,267,119	$4,314,942
Unsecured senior notes (net of discount of $2,625)	747,375	—
Unsecured bridge loan	105,683	—
Unsecured line of credit	27,043	—
Accounts payable and accrued expenses	73,846	81,108
Dividends and distributions payable	81,226	79,561
Interest rate contracts	14,514	11,147
Accrued interest payable	25,141	9,080
Other liabilities	81,085	58,859

Total liabilities	5,423,032	4,554,697

Commitments and contingencies	—	—

Minority interests	844,581	844,740

Series A Convertible Redeemable Preferred Stock, liquidation preference $50.00 per share, 0 and 2,000,000 shares issued and outstanding in 2002 and 2001, respectively	—	100,000

Stockholders' equity:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 95,441,890 and 90,859,491 issued and 95,362,990 and 90,780,591 outstanding in 2002 and 2001, respectively	954	908
Additional paid-in capital	1,982,689	1,789,521
Earnings in excess of dividends (dividends in excess of earnings)	198,586	(17,669)
Treasury common stock, at cost	(2,722)	(2,722)
Unearned compensation	(2,899)	(2,097)
Accumulated other comprehensive loss	(17,018)	(13,868)

Total stockholders' equity	2,159,590	1,754,073

Total liabilities and stockholders' equity	$8,427,203	$7,253,510

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2002	2001	2000
	(In thousands, except for per share amounts)
Revenue
Rental:
Base rent	$978,382	$843,147	$710,842
Recoveries from tenants	144,576	127,024	107,502
Parking and other	50,827	51,999	50,892

Total rental revenue	1,173,785	1,022,170	869,236
Hotel revenue	44,786	—	—
Development and management services	10,748	12,167	11,837
Interest and other	5,504	12,183	8,558

Total revenue	1,234,823	1,046,520	889,631

Expenses
Operating
Rental	385,491	330,301	279,671
Hotel	31,086	—	—
General and administrative	47,292	38,312	35,659
Interest	271,685	223,389	217,064
Depreciation and amortization	186,177	149,181	132,223
Net derivative losses	11,874	26,488	—
Losses on investments in securities	4,297	6,500	—

Total expenses	937,902	774,171	664,617

Income before minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gains (losses) on sales of real estate and land held for development, discontinued operations, extraordinary items, cumulative effect of a change in accounting principle and preferred dividend	296,921	272,349	225,014
Minority interests in property partnerships	2,065	1,085	(932)
Income from unconsolidated joint ventures	7,954	4,186	1,758

Income before minority interest in Operating Partnership, gains (losses) on sales of real estate and land held for development, discontinued operations, extraordinary items, cumulative effect of a change in accounting principle and preferred dividend	306,940	277,620	225,840
Minority interest in Operating Partnership	(77,524)	(74,739)	(75,088)

Income before gains (losses) on sales of real estate and land held for development, discontinued operations, extraordinary items, cumulative effect of a change in accounting principle and preferred dividend	229,416	202,881	150,752
Gains (losses) on sales of real estate, net of minority interest	186,810	6,505	(234)
Gains on sales of land held for development, net of minority interest	3,633	2,584	—

Income before discontinued operations, extraordinary items, cumulative effect of a change in accounting principle and preferred dividend	419,859	211,970	150,518
Discontinued operations:
Income from discontinued operations, net of minority interest	1,135	2,829	2,814
Gains on sales of real estate from discontinued operations, net of minority interest	25,345	—	—

Income before extraordinary items, cumulative effect of a change in accounting principle and preferred dividend	446,339	214,799	153,332
Extraordinary items, net of minority interest	(1,956)	—	(334)

Income before cumulative effect of a change in accounting principle and preferred dividend	444,383	214,799	152,998
Cumulative effect of a change in accounting principle, net of minority interest	—	(6,767)	—

Net income before preferred dividend	444,383	208,032	152,998
Preferred dividend	(3,412)	(6,592)	(6,572)

Net income available to common shareholders	$440,971	$201,440	$146,426

Basic earnings per common share:
Income available to common shareholders before discontinued operations, extraordinary items and cumulative effect of a change in accounting principle	$4.47	$2.28	$2.01
Discontinued operations, net of minority interest	0.28	0.03	0.04
Extraordinary items, net of minority interest	(0.02)	—	—
Cumulative effect of a change in accounting principle, net of minority interest	—	(0.07)	—

Net income available to common shareholders	$4.73	$2.24	$2.05

Weighted average number of common shares outstanding	93,145	90,002	71,424

Diluted earnings per common share:
Income available to common shareholders before discontinued operations, extraordinary items and cumulative effect of a change in accounting principle	$4.40	$2.23	$1.97
Discontinued operations, net of minority interest	0.28	0.03	0.04
Extraordinary items, net of minority interest	(0.02)	—	—
Cumulative effect of a change in accounting principle, net of minority interest	—	(0.07)	—

Net income available to common shareholders	$4.66	$2.19	$2.01

Weighted average number of common and common equivalent shares outstanding	94,612	92,200	72,741

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock						Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Earnings in excess of Dividends	Treasury Stock, at cost	Unearned Compensation
	Shares	Amount						Total
Stockholders' Equity, December 31, 1999	67,910	$679	$1,067,778	$(10,893)	$—	$—	$—	$1,057,564
Sale of Common Stock net of offering costs	17,110	171	633,591	—	—	—	—	633,762
Unregistered Common Stock issued	439	4	18,156	—	—	—	—	18,160
Conversion of operating partnership units to Common Stock	614	6	20,239	—	—	—	—	20,245
Allocation of minority interest	—	—	(85,809)	—	—	—	—	(85,809)
Net income for the year	—	—	—	146,426	—	—	—	146,426
Dividends declared	—	—	—	(149,428)	—	—	—	(149,428)
Shares issued pursuant to stock purchase plan	11	—	374	—	—	—	—	374
Stock options exercised	511	5	17,961	—	—	—	—	17,966
Issuance of restricted stock	35	1	1,059	—	—	(1,060)	—	—
Amortization of restricted stock award	—	—	—	—	—	212	—	212
Unrealized holding losses	—	—	—	—	—	—	(11,745)	(11,745)

Stockholders' Equity, December 31, 2000	86,630	866	1,673,349	(13,895)	—	(848)	(11,745)	1,647,727
Conversion of operating partnership units to Common Stock	3,765	38	149,588	—	—	—	—	149,626
Allocation of minority interest	—	—	(47,852)	—	—	—	—	(47,852)
Net income for the year	—	—	—	201,440	—	—	—	201,440
Dividends declared	—	—	—	(205,214)	—	—	—	(205,214)
Shares issued pursuant to stock purchase plan	8	—	213	—	—	—	—	213
Stock options exercised	412	4	12,396	—	—	—	—	12,400
Treasury stock, at cost	(79)	—	—	—	(2,722)	—	—	(2,722)
Issuance of restricted stock	45	—	1,827	—	—	(1,827)	—	—
Amortization of restricted stock award	—	—	—	—	—	578	—	578
Unrealized holding losses	—	—	—	—	—	—	(2,123)	(2,123)

Stockholders' Equity, December 31, 2001	90,781	908	1,789,521	(17,669)	(2,722)	(2,097)	(13,868)	1,754,073
Conversion of operating partnership units to Common Stock	1,566	16	59,962	—	—	—	—	59,978
Conversion of preferred stock to Common Stock	2,625	26	99,974	—	—	—	—	100,000
Allocation of minority interest	—	—	21,062	—	—	—	—	21,062
Net income for the year	—	—	—	440,971	—	—	—	440,971
Dividends declared	—	—	—	(224,716)	—	—	—	(224,716)
Shares issued pursuant to stock purchase plan	8	—	284	—	—	—	—	284
Stock options exercised	330	3	9,898	—	—	—	—	9,901
Issuance of restricted stock	53	1	1,988	—	—	(1,989)	—	—
Amortization of restricted stock award	—	—	—	—	—	1,187	—	1,187
Change in unrealized losses on derivative instruments used in cash flow hedging arrangements	—	—	—	—	—	—	(3,511)	(3,511)
Amortization of interest rate contracts	—	—	—	—	—	—	361	361

Stockholders' Equity, December 31, 2002	95,363	$954	$1,982,689	$198,586	$(2,722)	$(2,899)	$(17,018)	$2,159,590

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2002	2001	2000
	(in thousands)
Net income before preferred dividend	$444,383	$208,032	$152,998
Other comprehensive loss:
Amortization of interest rate contracts	361	—	—
Realized loss on investments in securities included in net income before preferred dividend	—	6,500	—
Unrealized gains (losses) on investments in securities:
Unrealized holding losses arising during the period	—	(1,608)	(11,745)
Less: reclassification adjustment for the cumulative effect of a change in accounting principle included in net income before preferred dividend	—	6,853	—
Unrealized derivative losses:
Transition adjustment of interest rate contracts	—	(11,414)	—
Change in unrealized losses on derivative instruments used in cash flow hedging arrangements	(3,511)	(2,454)	—

Other comprehensive loss	(3,150)	(2,123)	(11,745)

Comprehensive income	$441,233	$205,909	$141,253

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net income before preferred dividend	$444,383	$208,032	$152,998
Adjustments to reconcile net income before preferred dividend to net cash provided by operating activities:
Depreciation and amortization	186,429	150,163	133,150
Non-cash portion of interest expense	5,558	3,937	3,693
Non-cash compensation expense	1,187	578	2,170
Loss on investments in securities	4,297	6,500	—
Non-cash portion of derivative losses	4,478	(5,014)	—
Payments on deferred interest rate contracts	(3,511)	—	—
Minority interests in property partnerships	(2,065)	(1,085)	932
Earnings in excess of distributions from unconsolidated joint ventures	738	(1,451)	90
Minority interest in Operating Partnership	124,775	75,878	75,860
Losses (gains) on sales of properties	(263,220)	(11,239)	314
Extraordinary loss	554	—	433
Cumulative effect of a change in accounting principle	—	8,432	—
Change in assets and liabilities:
Cash held in escrows	1,094	4,951	12,303
Tenant and other receivables, net	23,027	(16,694)	1,407
Accrued rental income, net	(50,466)	(27,961)	(14,509)
Prepaid expenses and other assets	1,108	10,154	(2,792)
Accounts payable and accrued expenses	3,216	29,265	(14,300)
Accrued interest payable	16,061	3,481	(2,887)
Other liabilities	1,848	8,580	1,644
Tenant leasing costs	(62,111)	(27,104)	(21,032)

Total adjustments	(7,003)	211,371	176,476

Net cash provided by operating activities	437,380	419,403	329,474

Cash flows from investing activities:
Acquisitions/additions to real estate	(1,432,302)	(1,322,565)	(615,006)
Investments in unconsolidated joint ventures	(4,158)	(7,163)	(16,582)
Net proceeds from sales of real estate	419,177	26,106	70,712
Investments in securities	—	—	(2,297)

Net cash used in investing activities	(1,017,283)	(1,303,622)	(563,173)

	For the year ended December 31,
	2002	2001	2000
	(in thousands)
Cash flows from financing activities:
Net proceeds from the issuance of common stock	—	—	633,762
Borrowings on unsecured line of credit	200,098	111,200	184,000
Repayments of unsecured line of credit	(173,055)	(111,200)	(550,000)
Repayments of mortgage notes	(417,230)	(229,021)	(525,241)
Proceeds from mortgage notes	369,155	1,128,534	976,390
Proceeds from unsecured senior notes	747,375	—	—
Proceeds from unsecured bridge loan	1,000,000	—	—
Repayments of unsecured bridge loan	(894,317)	—	—
Mortgage payable proceeds released from escrow	—	57,610	—
Dividends and distributions	(297,331)	(276,538)	(209,723)
Proceeds from stock transactions	9,774	12,665	16,382
Purchase of treasury common stock	—	(2,722)	—
Net (distributions) contributions to/from minority interest holder	(1,539)	37,539	—
Deferred financing costs	(5,819)	(26,738)	(22,949)

Net cash provided by financing activities	537,111	701,329	502,621

Net increase (decrease) in cash and cash equivalents	(42,792)	(182,890)	268,922
Cash and cash equivalents, beginning of period	98,067	280,957	12,035

Cash and cash equivalents, end of period	$55,275	$98,067	$280,957

Supplemental disclosures:
Cash paid for interest	$272,576	$275,263	$253,971

Interest capitalized	$22,510	$59,292	$37,713

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$10,067	$5,547	$4,858

Mortgage notes payable assumed in connection with the acquisition of real estate	$—	$—	$117,831

Mortgage notes payable assigned in connection with the sale of real estate	$—	$—	$166,547

Mortgage payable proceeds escrowed	$—	$—	$57,610

Issuance of minority interest in connection with the acquisition of real estate	$—	$—	$44,712

Dividends and distributions declared but not paid	$81,226	$79,561	$71,274

Common stock issued in connection with an acquisition of real estate	$—	$—	$2,660

Common stock issued in connection with an acquisition of minority interest	$—	$—	$15,500

Conversions of minority interest to Stockholders' Equity	$30,247	$119,604	$20,245

Conversions of Preferred Stock to Stockholders' Equity	$100,000	$—	$—

Basis adjustment in connection with conversions of minority interest to Stockholders' Equity	$29,731	$33,927	$—

Deposit received on real estate held for sale escrowed	$20,000	$—	$—

Real estate contributed to joint ventures	$—	$—	$36,999

Issuance of restricted shares to employees	$1,989	$1,827	$1,060

Unrealized loss related to investments in securities	$—	$1,608	$11,745

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

Organization

        Boston Properties, Inc. (the "Company"), a Delaware corporation, is a self-administered and self-managed real estate investment trust ("REIT"). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership (the "Operating Partnership") and at December 31, 2002, owned an approximate 76.3% (75.0% at December 31, 2001) general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as "common units of partnership interest" (also referred to as "OP Units") or "preferred units of partnership interest" (also referred to as "Preferred Units"). All references to OP Units and Preferred Units exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company ("Common Stock"), except that the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. Each series of Preferred Units bears a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.

        All references to the Company hereafter refer to Boston Properties, Inc. and its subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

Properties

        At December 31, 2002, the Company owned or had interests in a portfolio of 142 commercial real estate properties (147 properties at December 31, 2001) (the "Properties") aggregating more than 42.4 million net rentable square feet (including six properties under construction totaling approximately 2.8 million net rentable square feet). The Properties consist of 133 office properties, including 105 Class A office properties and 28 Office/Technical properties; four industrial properties; three hotels; two retail properties; and structured parking for 20,710 vehicles containing approximately 6.7 million square feet. In addition, the Company owns, controls or has interests in 41 parcels of land totaling 539.6 acres (which will support approximately 8.8 million net rentable square feet of development). The Company considers Class A office properties to be centrally located buildings that are professionally managed and maintained, that attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings. The Company considers Office/Technical properties to be properties that support office, research and development and other technical uses.

Basis of Presentation

        The consolidated financial statements of the Company include all the accounts of the Company, its majority-owned Operating Partnership, and consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

2.    Summary of Significant Accounting Policies

Real Estate

        Real estate is stated at depreciated cost, which in the opinion of management is not in excess of the individual property's estimated undiscounted future cash flows, including estimated proceeds from disposition. The cost of buildings and improvements include the purchase price of the property, legal fees and acquisition costs. Certain qualifying costs related to development properties are capitalized. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development.

        The Company periodically reviews its properties to determine if their carrying amounts will be recovered from future operating cash flows. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows are considered on an undiscounted basis in the analysis that the Company conducts to determine whether an asset has been impaired, the Company's established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company's strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

        The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company ceases cost capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity. Interest costs capitalized for the years ended December 31, 2002, 2001 and 2000 were $22.5 million, $59.3 million and $37.7 million, respectively. Salaries and related costs capitalized for the years ended December 31, 2002, 2001 and 2000 were $4.4 million, $5.8 million and $4.9 million, respectively.

        The Company accounts for properties as held for sale under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which typically occurs upon the execution of a purchase and sale agreement. Upon determining that a property is held for sale, the Company discontinues depreciating the property and reflects the property at the lower of its carrying amount or fair value less the cost to sell in its consolidated balance sheets.

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

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on hand and investments with maturities of three months or less from the date of purchase. The majority of the Company's cash and cash equivalents are held at major commercial banks which may at times exceed the Federal Deposit Insurance Corporation limit of $100,000. The Company has not experienced any losses to date on its invested cash.

Cash held in Escrows

        Escrows include amounts established pursuant to various agreements for real estate purchase and sale transactions, security deposits, property taxes, insurance and other costs.

Investments in Securities

        The Company accounts for investments in securities of publicly traded companies in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Investments" and has classified the securities as available-for-sale. Investments in securities of non-publicly traded companies are recorded at cost, as they are not considered marketable under SFAS No. 115. During the years ended December 31, 2002 and 2001, the Company realized losses totaling $4.3 million and $6.5 million related to the write-down of securities of three technology companies. The Company determined that the decline in the fair value of these securities was other than temporary as defined by SFAS No. 115.

Tenant and other receivables

        Tenant and other receivables are expected to be collected within one year and are reported net of estimated unrecoverable amounts of approximately $3.7 million and $2.4 million at December 31, 2002 and 2001, respectively.

Deferred Charges

        Deferred charges include leasing costs and financing costs. Direct and incremental fees and costs incurred in the successful negotiation of leases, including brokerage, legal, internal leasing employee salaries and other costs have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Internal leasing salaries and related costs capitalized for the years ended December 31, 2002, 2001 and 2000 were approximately $0.7 million, $0.8 million and $0.2 million, respectively. External fees and costs incurred to obtain financing have been deferred and are being amortized over the terms of the respective loans on a basis that approximates the effective interest method and are included with interest expense. Unamortized financing and leasing costs are charged to expense upon the early repayment or significant modification of the financing or upon the early termination of the lease, respectively. Fully amortized deferred charges are removed from the books upon the expiration of the lease or maturity of the debt.

Investments in Unconsolidated Joint Ventures

        The Company accounts for its investments in joint ventures, which it does not control, using the equity method of accounting. Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheets, and the Company's share of net income or loss from the joint ventures is included on the consolidated statements of operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses, however, the Company's recognition of joint venture income or loss generally follows the joint venture's distribution priorities, which may change upon the achievement of certain investment return thresholds.

        To the extent that the Company contributes assets to a joint venture, the Company's investment in joint venture is recorded at the Company's cost basis in the assets that were contributed to the joint venture. To the extent that the Company's cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in the Company's share of equity in net income of the joint venture. In accordance with the provisions of Statement of Position 78-9 "Accounting for Investments in Real Estate Ventures", the Company will recognize gains on the contribution of real estate to joint ventures, relating solely to the outside partner's interest, to the extent the economic substance of the transaction is a sale.

        The Company serves as property manager for the joint ventures. The Company serves as the development manager for the joint ventures currently under development. The profit on development fees received from joint ventures is recognized to the extent attributable to the outside interests in the joint ventures. The Company has recognized development and management fee income earned from its joint ventures of approximately $5.0 million, $3.9 million and $2.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Equity Offering Costs

        Underwriting commissions and offering costs are reflected as a reduction of additional paid-in capital.

Treasury Stock

        The Company's share repurchases are reflected as treasury stock utilizing the cost method of accounting and are presented as a reduction to consolidated stockholders' equity.

Dividends

        Earnings and profits, which determine the taxability of dividends to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes primarily in the estimated useful lives used to compute depreciation. Common dividends paid represented 98%, 100% and 100% ordinary income and 2%, 0% and 0% capital gain income for federal income tax purposes for the years ended December 31, 2002, 2001 and 2000, respectively.

Revenue Recognition

        Base rental revenue is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenue by $51.0 million, $27.8 million and

$12.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Accrued rental income represents rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements. The Company maintains an allowance for doubtful accounts against tenant and other receivables for estimated losses resulting from the inability of its tenants to make required rent payments. The computation of this allowance is based on the tenants' payment history and current credit status. The Company also maintains an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. The credit risk is mitigated by the high quality of the Company's tenant base, review of the tenant's risk profile prior to lease execution and continual monitoring of the Company's portfolio to identify potential problem tenants.

        Recoveries from tenants consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs are recognized as revenue in the period the expenses are incurred.

        Development fees are recognized ratably over the period of development. Management fees are recognized as revenue as they are earned.

        The estimated fair value of warrants received in conjunction with communications license agreements are recognized over the ten-year effective terms of the license agreements.

        The Company recognizes gains on sales of real estate pursuant to the provisions of SFAS No. 66 "Accounting for Sales of Real Estate". The specific timing of a sale is measured against various criteria in SFAS No. 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, the Company defers gain recognition and accounts for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Interest Expense and Interest Rate Protection Agreements

        Interest expense on fixed rate debt with predetermined periodic rate increases is computed using the effective interest method over the terms of the respective loans.

        From time to time, the Company enters into certain interest rate protection agreements to reduce the impact of changes in interest rates on its variable rate debt or in anticipation of issuing fixed rate debt. The fair value of these agreements is reflected on the Consolidated Balance Sheets. Changes in the fair value of these agreements are recorded in the Consolidated Statements of Operations to the extent the agreements are not effective for accounting purposes.

Earnings Per Share

        Basic earnings per common share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS reflects the potential dilution that could occur from shares issuable through stock-based compensation including stock options, conversion of the minority interests in the Operating Partnership and conversion of the preferred stock of the Company.

Fair Value of Financial Instruments

        The carrying values of cash and cash equivalents, escrows, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments. The fair value of the Company's long-term indebtedness, which is based on the estimates of management and on rates currently quoted and rates currently prevailing for comparable loans and instruments of comparable maturities, exceeds the aggregate carrying value by approximately $172.5 million at December 31, 2002.

Income Taxes

        The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1997. As a result, the Company generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. The Company's policy is to distribute 100% of its taxable income. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to the Company's consolidated taxable REIT subsidiaries.

        In January 2002, the Company formed a taxable REIT subsidiary ("TRS"), IXP, Inc. (IXP) which acts as a captive insurance company to provide earthquake re-insurance coverage for the Company's Greater San Francisco properties. The accounts of IXP are consolidated within the Company. The captive TRS is subject to tax at the federal and state level, and accordingly, the Company has recorded a tax provision of $0.1 million for the year ended December 31, 2002 in the Company's Consolidated Statements of Operations.

        Effective July 1, 2002, the Company restructured the leases with respect to ownership of its three hotel properties by forming a TRS. The hotel TRS, a wholly owned subsidiary of the Operating Partnership, is the lessee pursuant to new leases for each of the hotel properties. As lessor, the Operating Partnership is entitled to a percentage of gross receipts from the hotel properties. Marriott International, Inc. will continue to manage the hotel properties under the Marriott® name and under terms of the existing management agreements. In connection with the restructuring, the revenue and expenses of the hotel properties are being reflected in the Company's Consolidated Statements of Operations. The hotel TRS is subject to tax at the federal and state level, and accordingly, the Company has recorded a tax provision of $0.4 million for the six months ended December 31, 2002 in the Company's Consolidated Statements of Operations.

        To assist the Company in maintaining its status as a REIT, the Company had previously leased its three in-service hotel properties, pursuant to leases with a participation in the gross receipts of such hotel properties, to a lessee ("ZL Hotel LLC") in which Messrs. Zuckerman and Linde, the Chairman of the Board and Chief Executive Officer, respectively, are the sole member-managers. Marriott International, Inc. manages these hotel properties under the Marriott® name pursuant to management agreements with the lessee. Rental revenue from these leases totaled approximately $12.2 million for the six-month period in 2002 prior to the formation of the hotel TRS and $31.3 million and $38.1 million for the years ended December 31, 2001 and 2000, respectively.

        The net difference between the tax basis and the reported amounts of the Company's assets and liabilities is approximately $1.7 billion and $1.2 billion as of December 31, 2002 and 2001, respectively.

        Certain entities included in the Company's consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.

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

3.    Real Estate

        Real estate consisted of the following at December 31 (in thousands):

	2002	2001
Land	$1,647,808	$1,194,050
Land held for future development	215,866	182,672
Real estate held for sale, net of accumulated depreciation	224,585	—
Buildings and improvements	5,669,641	4,640,684
Tenant improvements	395,979	264,658
Furniture, fixtures and equipment	68,256	66,540
Development in process	448,576	1,109,302

Total	8,670,711	7,457,906
Less: Accumulated depreciation	(822,933)	(719,854)

	$7,847,778	$6,738,052

4.    Deferred Charges

        Deferred charges consisted of the following at December 31 (in thousands):

	2002	2001
Leasing costs	$203,954	$114,811
Financing costs	75,145	74,394

	279,099	189,205
Less: Accumulated amortization	(102,554)	(81,632)

	$176,545	$107,573

5.    Investments in Unconsolidated Joint Ventures

        The investments in unconsolidated joint ventures consists of the following:

Entity	Property	Location	% Ownership
One Freedom Square LLC	One Freedom Square	Reston, VA	25	%(1)
Square 407 LP	Market Square North	Washington, D.C.	50%
The Metropolitan Square Associates LLC	Metropolitan Square	Washington, D.C.	51	%(2)
BP 140 Kendrick Street LLC	140 Kendrick Street	Needham, MA	25	%(1)
BP/CRF 265 Franklin Street Holdings LLC	265 Franklin Street	Boston, MA	35%
Discovery Square LLC	Discovery Square	Reston, VA	50%
BP/CRF 901 New York Avenue LLC	901 New York Avenue(3)	Washington, D.C.	25	%(1)
Two Freedom Square LLC	Two Freedom Square(3)	Reston, VA	50%

(1)
Ownership can increase based on the achievement of certain return thresholds.

(2)
Joint venture is accounted for under the equity method due to participatory rights of the outside partner.

(3)
Property is currently under development

        The combined summarized financial information of the unconsolidated joint ventures is as follows (in thousands):

	December 31,
	2002	2001
Balance Sheets
Real estate and development in process, net	$753,931	$720,568
Other assets	59,665	40,670

Total assets	$813,596	$761,238

Mortgage and construction loans payable	$558,362	$507,865
Other liabilities	13,436	16,497
Members' equity	241,798	236,876

Total liabilities and members' equity	$813,596	$761,238

Company's share of equity	$98,997	$95,516
Basis differentials(1)	2,908	2,969

Carrying value of the Company's investments in unconsolidated joint ventures	$101,905	$98,485

(1)
This amount represents the aggregate difference between the Company's historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. Basis differentials occur primarily upon the transfer of assets into a joint venture, which were previously owned by the Company. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

	Year Ended December 31,
	2002	2001	2000
Statements of Operations
Total revenue	$94,678	$80,813	$42,754
Expenses
Operating	26,534	23,024	12,479
Interest	32,964	32,434	17,697
Depreciation and amortization	17,058	13,557	7,802

Total expenses	76,556	69,015	37,978

Net income	$18,122	$11,798	$4,776

Company's share of net income	$7,954	$4,186	$1,758

6.    Mortgage Notes Payable

        The Company had outstanding mortgage notes payable totaling $4.3 billion as of December 31, 2002, each collateralized by one or more buildings and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through August 1, 2021.

        Fixed rate mortgage notes payable totaled approximately $3.1 billion and $3.4 billion at December 31, 2002 and 2001, respectively, with interest rates ranging from 6.40% to 9.65% (averaging 7.17% and 7.27% at December 31, 2002 and 2001, respectively).

        Variable rate mortgage notes payable (including construction loans payable) totaled approximately $1.1 billion and $866.0 million at December 31, 2002 and 2001, respectively, with interest rates ranging from 1.25% above the London Interbank Offered Rate ("LIBOR") (LIBOR was 1.38% and 1.87% at December 31, 2002 and 2001, respectively) to 1.95% above LIBOR.

        At December 31, 2002, the Company had outstanding hedge contracts totaling $150.0 million. The hedging agreements provide for a fixed interest rate when LIBOR is less than 5.76% and when LIBOR is between 6.35% and 7.45% and between 7.51% and 9.00% for remaining terms ranging from one to three years per the individual hedging agreements.

        A mortgage note payable totaling approximately $115.1 million at December 31, 2001 was subject to periodic scheduled interest rate increases. Interest expense for this mortgage note payable was computed using the effective interest method. A mortgage note payable totaling approximately $69.3 million at December 31, 2002 and two mortgage notes payable totaling approximately $220.7 million at December 31, 2001, have been accounted for at their fair value on the date the mortgage loans were assumed. The impact of using these accounting methods decreased interest expense by $2.2 million, $1.7 million and $3.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. The cumulative liability related to these accounting methods was $5.8 million and $7.9 million at December 31, 2002 and 2001, respectively, and is included in mortgage notes payable.

        Combined aggregate principal payments of mortgage notes payable at December 31, 2002 are as follows:

(in thousands)
2003	$931,496
2004	411,855
2005	285,387
2006	284,458
2007	182,632
Thereafter	2,171,291

7.    Unsecured Senior Notes

        On December 13, 2002, the Company's Operating Partnership closed an unregistered offering of $750.0 million in aggregate principal amount of its 6.25% senior unsecured notes due 2013. The notes were priced at 99.65% of their face amount to yield 6.296%. The notes have been reflected net of discount of $2.6 million in the Consolidated Balance Sheets. The Company used the net proceeds to pay down its unsecured bridge loan incurred in connection with its September 2002 acquisition of 399 Park Avenue. In connection with the offering, the Company terminated treasury rate lock agreements at a cost of approximately $3.5 million that are being amortized over the term of the notes as an adjustment to interest expense.

        The indenture relating to the unsecured senior notes contain certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.50, and (4) an unencumbered asset value to less than 150% of unsecured debt. At December 31, 2002, the Company was in compliance with each of these financial restrictions and requirements.

8.    Unsecured Bridge Loan

        On September 25, 2002, the Company obtained unsecured bridge financing totaling $1.0 billion (the "Unsecured Bridge Loan") in connection with the acquisition of 399 Park Avenue. During 2002, the Company repaid approximately $894.3 million with proceeds from the offering of unsecured senior notes and proceeds from the sales of certain real estate properties. At December 31, 2002, the Unsecured Bridge Loan had an outstanding balance of approximately $105.7 million and currently bears interest at a variable rate of Eurodollar + 1.45% (2.89% for the contract in effect at December 31, 2002). The Unsecured Bridge Loan matures in September 2003 and may be prepaid at any time prior to its maturity without a prepayment penalty.

        The terms of the Unsecured Bridge Loan require that the Company maintain a number of customary financial and other covenants on an ongoing basis including among other things, (1) unsecured loan-to-value ratio against total borrowing base not to exceed 55%, unless the Company's leverage ratio exceeds 60%, in which case it is not to exceed 50%, (2) a secured debt leverage ratio not to exceed 55%, (3) debt service coverage ratio of 1.40 for the Company's borrowing base, or 1.50 if the Company's leverage ratio equals or exceeds 60%, a fixed charge ratio of 1.30, and a debt service coverage ratio of 1.50 (4) a leverage ratio not to exceed 60%, however for five consecutive quarters (not including the two quarters prior to expiration) leverage can go to 65% (5) limitations on additional indebtedness and stockholder distributions, and (6) a minimum net worth requirement. At December 31, 2002, the Company was in compliance with each of these financial and other covenant requirements.

9.    Unsecured Line of Credit

        As of December 31, 2002, the Company had an agreement for a $605.0 million unsecured revolving credit facility (the "Unsecured Line of Credit") maturing in March 2003. Outstanding balances under the Unsecured Line of Credit currently bear interest at a floating rate based on an increase over Eurodollar from 105 to 170 basis points or an increase over the lender's prime rate from zero to 75 basis points, depending upon the Company's applicable leverage ratio. The Unsecured Line of Credit requires payments of interest only.

        The Company had an outstanding balance on the Unsecured Line of Credit of $173.9 million at December 31, 2002 of which approximately $146.9 million is collateralized by the Company's 875 Third Avenue property and is included in Mortgage Notes Payable. There was no outstanding balance at December 31, 2001. The weighted-average balance outstanding was approximately $15.2 million and $11.3 million during the year ended December 31, 2002 and 2001, respectively. The weighted-average interest rate on amounts outstanding was approximately 3.03% and 5.49% during the year ended December 31, 2002 and 2001, respectively.

        The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis including among other things, (1) unsecured loan-to-value ratio against total borrowing base not to exceed 55%, unless the Company's leverage ratio exceeds 60%, in which case it is not to exceed 50%, (2) a secured debt leverage ratio not to exceed 55%, (3) debt service coverage ratio of 1.40 for the Company's borrowing base, or 1.50 if the Company's leverage ratio equals or exceeds 60%, a fixed charge ratio of 1.30, and a debt service coverage ratio of 1.50 (4) a leverage ratio not to exceed 60%, however for five consecutive quarters (not including the two quarters prior to expiration) leverage can go to 65% (5) limitations on additional indebtedness and stockholder distributions, and (6) a minimum net worth requirement. At December 31, 2002, the Company was in compliance with each of these financial and other covenant requirements.

10.  Commitments and Contingencies

General

        The Company has letter of credit and performance obligations of approximately $39.3 million primarily related to its wholly owned subsidiary IXP and certain other development and lender requirements.

        The Company has indebtedness guarantee obligations with lenders primarily related to construction loans. At December 31, 2002, the Company had obligations outstanding totaling approximately $2.8 million in excess of its share of indebtedness related to the construction loan of a joint venture property.

        The Company's joint venture agreements generally include provisions whereby each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

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

Insurance

        The Company carries insurance coverage on its properties of types and in amounts that it believes are in line with coverage customarily obtained by owners of similar properties. The Company believes that all of its properties are adequately insured. The property insurance that the Company maintains for its properties has historically been on an "all risk" basis, which until 2002 included losses caused by acts of terrorism. Following the terrorist activity of September 11, 2001 and the resulting uncertainty in the insurance market, insurance companies generally excluded insurance against acts of terrorism from their "all risk" policies. As a result the Company's "all risk" insurance coverage currently contains specific exclusions for losses attributable to acts of terrorism. In light of this development, in 2002 the Company purchased stand-alone terrorism insurance on a portfolio-wide basis with annual aggregate limits that the Company considers commercially reasonable, considering the availability and cost of such coverage. The federal Terrorism Risk Insurance Act, enacted in November 2002, requires regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) under property insurance policies, but the Company cannot currently anticipate whether the scope and cost of such coverage will compare favorably to stand-alone terrorism insurance, and thus whether it will be commercially reasonable for the Company to change its coverage for acts of terrorism going forward. The Company will continue to monitor the state of the insurance market, but does not currently expect that coverage for acts of terrorism on terms comparable to pre-2002 policies will become available on commercially reasonable terms.

        The Company carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to deductibles and self-insurance that it believes are commercially reasonable. However, the amount of the Company's earthquake insurance coverage may not be sufficient to cover losses from earthquakes. As a result of increased costs of coverage and decreased availability, the amount of third party earthquake insurance that the Company may be able to purchase on commercially reasonable terms may be reduced. In addition, the Company may discontinue earthquake insurance on some or all of its properties in the future if the premiums exceed the Company's estimation of the value of the coverage.

        In January 2002, the Company formed a wholly-owned insurance subsidiary, IXP, Inc. ("IXP"), to act as a captive insurance company and be one of the elements of its overall insurance program. IXP has acted as a reinsurer for the Company's primary carrier with respect to a portion of its earthquake insurance coverage for its Greater San Francisco properties. In the future IXP may provide additional or different coverage, as a reinsurer or a primary insurer, depending on the availability and cost of third party insurance in the marketplace and the level of self insurance that the Company believes is commercially reasonable. The accounts of IXP are consolidated within the Company.

        There are other types of losses, such as from wars, acts of bio-terrorism or the presence of mold at the Company's properties, for which the Company cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if the Company experiences a loss that is uninsured or that exceeds policy limits, the Company could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that the Company could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Company's business and financial condition and results of operations.

Legal Matters

        The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Environmental Matters

        It is the Company's policy to retain independent environmental consultants to conduct or update Phase I environmental assessments (which generally do not involve invasive techniques such as soil or ground water sampling) and asbestos surveys with respect to its properties. These pre-purchase environmental assessments have not revealed environmental conditions that the Company believes will have a material adverse effect on its business, assets or results of operations, and the Company is not otherwise aware of environmental conditions with respect to its properties which the Company believes would have such a material adverse effect. However, from time to time pre-existing environmental conditions at its properties have required environmental testing and/or regulatory filings.

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

        Environmental investigations at two of the Company's properties in Massachusetts have identified groundwater contamination migrating from off-site source properties. In both cases the Company engaged a specially licensed environmental consultant to perform the necessary investigations and assessments and to prepare submittals to the state regulatory authority, including Downgradient Property Status Opinions. The environmental consultant concluded that the properties qualify for Downgradient Property Status under the state regulatory program, which eliminates certain deadlines for conducting response actions at a site. The Company also believes that these properties qualify for liability relief under certain statutory amendments regarding upgradient releases. Although the Company believes that the current or former owners of the upgradient source properties may ultimately be responsible for some or all of the costs of addressing the identified groundwater contamination, the Company will take necessary further response actions (if any are required). No such additional response actions are anticipated at this time.

        One of the Company's affiliates recently acquired a property in Massachusetts where historic groundwater contamination was identified prior to acquisition. The Company engaged a specially licensed environmental consultant to perform investigations and to prepare necessary submittals to the state regulatory authority. The environmental consultant has concluded that (1) certain identified groundwater contaminants are migrating to the subject property from an off-site source property and (2) certain other detected contaminants are likely related to a historic release on the subject property. The Company has filed a Downgradient Property Status Opinion (described above) with respect to contamination migrating from off-site. The consultant has recommended conducting additional investigations, including the installation of off-site monitoring wells, to determine the nature and extent of contamination potentially associated with the historic use of the subject property. The Company's affiliate has authorized such additional investigations and will take necessary further response actions (if any are required).

        Some of the Company's properties and certain properties owned by the Company's affiliates are located in urban, industrial and other previously developed areas where fill or current or historical uses of the areas have caused site contamination. Accordingly, it is sometimes necessary to institute special soil and/or groundwater handling procedures in connection with construction and other property operations in order to achieve regulatory closure and ensure that contaminated materials are addressed in an appropriate manner. In these situations it is the Company's practice to investigate the nature and extent of detected contamination and estimate the costs of required response actions and special handling procedures. The Company then uses this information as part of its decision-making process with respect to the acquisition and/or development of the property. For example, the Company recently acquired a parcel in Massachusetts, formerly used as a quarry/asphalt batching facility, which the Company may develop in the future. Pre-purchase testing indicated that the site contains relatively low levels of certain contaminants. The Company has engaged a specially licensed environmental consultant to perform an environmental risk characterization and prepare all necessary regulatory submittals. The Company anticipates that additional response actions necessary to achieve regulatory closure (if any) will be performed in concert with future construction activities. When appropriate, closure documentation will be submitted for public review and comment pursuant to the state regulatory authority's public information process.

        The Company expects that resolution of the environmental matters relating to the above will not have a material impact on its financial position, results of operations or liquidity.

Development

        The Company has six properties currently under construction. Commitments to complete these projects totaled approximately $405.9 million at December 31, 2002. Of the remaining commitment, $371.7 million of the costs will be covered under its existing construction loans.

Sale of Property

        The Operating Partnership Agreement provides that, until June 23, 2007, the Operating Partnership may not sell or otherwise transfer three designated properties (or a property acquired pursuant to the disposition of a designated property in a non-taxable transaction) in a taxable transaction without the prior written consent of Mr. Mortimer B. Zuckerman, Chairman of the Board of Directors and Mr. Edward H. Linde, President and Chief Executive Officer. The Operating Partnership is not required to obtain their consent if each of them does not continue to hold at least a specified percentage of their original OP Units. In connection with the acquisition or contribution of 31 other Properties, the Company entered into similar agreements for the benefit of the selling or contributing parties which specifically state the Operating Partnership will not sell or otherwise transfer the Properties in a taxable transaction until specified dates ranging from June 2006 to April 2016.

11.  Minority Interests

        Minority interests relate to the interest in the Operating Partnership not owned by the Company and interests in a property partnership not owned by the Company. As of December 31, 2002, the minority interest in the Operating Partnership consisted of 20,474,241 OP Units and 7,778,514 Preferred Units held by parties other than the Company.

        On April 25, 2001, the Company acquired Citigroup Center through a venture with a private real estate investment company. This venture is consolidated with the financial results of the Company because the Company exercises control over the entity that owns the property. The equity interest in the venture that is not owned by the Company, totaling approximately $29.9 million and $34.4 million at December 31, 2002 and 2001, respectively is included in Minority Interests on the accompanying Consolidated Balance Sheets. The minority interest holder's share of income for Citigroup Center is reflective of the Company's preferential return on and of its capital.

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

        The Preferred Units at December 31, 2002 consist of 2,377,853 Series One Preferred Units of limited partnership in the Operating Partnership (the "Series One Preferred Units"), which bear a preferred distribution of 7.25% per annum on a liquidation preference of $34.00 per unit and are convertible into OP Units at a rate of $38.25 per Preferred Unit and 5,400,661 Series Two Preferred Units of limited partnership in the Operating Partnership (the "Series Two Preferred Units"), which bear a preferred distribution at the greater of the distribution rate payable to common unitholders or an increasing rate, ranging from 5.00% to 7.00% per annum on a liquidation preference of $50.00 per unit and will be convertible into OP Units after December 31, 2002 at a rate of $38.10 per Preferred Unit. Distributions to holders of Preferred Units are recognized on a straight-line basis that approximates the effective interest method.

12.  Redeemable Preferred Stock and Stockholders' Equity

        As of December 31, 2002 the Company had 95,362,990 shares of Common Stock and no shares of Series A Convertible Redeemable Preferred Stock (the "Preferred Stock") outstanding.

        On July 9, 2002, the Company issued 2,624,671 shares of Common Stock as a result of the conversion of all of the Company's 2,000,000 shares of Preferred Stock. In addition, the Company paid the accrued preferred dividends due to the holders of the Preferred Stock.

        On September 14, 2001, the Board of Directors of the Company authorized a stock repurchase program under which the Company is permitted to purchase up to $100 million of the Company's outstanding Common Stock. As of December 31, 2002 and 2001, the Company had repurchased 78,900 shares of Common Stock for an aggregate cost of approximately $2.7 million.

13.  Future Minimum Rents

        The Properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2003 to 2029. The future minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of December 31, 2002, under non-cancelable operating leases (including leases for properties under development), which expire on various dates through 2029, are as follows:

Years Ending December 31,	(in thousands)
2003	$984,658
2004	974,375
2005	904,860
2006	819,044
2007	721,163
Thereafter	4,490,652

        The geographic concentration of the future minimum lease payments to be received is detailed as follows:

Location	(in thousands)
Midtown Manhattan	$4,846,043
Greater Washington, D.C.	1,392,608
Greater Boston	1,472,107
Greater San Francisco	880,795
New Jersey and Pennsylvania	303,199

        No one tenant represented more than 10.0% of the Company's total rental revenue for the years ended December 31, 2002, 2001 and 2000.

14.  Segment Reporting

        The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which classifies its operations by both geographic area and property type. The Company's reportable segments by geographic area are Greater Boston, Greater Washington, D.C., Midtown Manhattan, Greater San Francisco, and New Jersey and Pennsylvania. Segments by property type include: Class A Office, Office/Technical, Industrial and Hotel.

        Asset information by reportable segment is not reported, since the Company does not use this measure to assess performance; therefore, the depreciation and amortization expenses are not allocated among segments. Development and management services revenue, interest and other revenue, general and administrative expenses, net derivative losses, losses on investments in securities and interest expense are not included in net operating income, as the internal reporting addresses these on a corporate level.

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

        Information by Geographic Area and Property Type:

        For the year ended December 31, 2002:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey and Pennsylvania	Total
Rental Revenue:
Class A Office	$266,930	$228,997	$351,374	$220,153	$66,725	$1,134,179
Office/Technical	8,230	14,334	—	1,899	—	24,463
Industrial	1,019	—	—	659	762	2,440
Hotels	57,489	—	—	—	—	57,489

Total	333,668	243,331	351,374	222,711	67,487	1,218,571
% of Grand Totals	27.38%	19.97%	28.83%	18.28%	5.54%	100.00%
Rental Expenses:
Class A Office	99,653	64,863	110,093	77,222	25,072	376,903
Office/Technical	1,787	2,686	—	387	—	4,860
Industrial	332	—	—	70	139	541
Hotels	34,273	—	—	—	—	34,273

Total	136,045	67,549	110,093	77,679	25,211	416,577
% of Grand Totals	32.66%	16.22%	26.43%	18.64%	6.05%	100.00%

Net operating income	$197,623	$175,782	$241,281	$145,032	$42,276	$801,994

% of Grand Totals	24.64%	21.92%	30.09%	18.08%	5.27%	100.00%

        For the year ended December 31, 2001:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey and Pennsylvania	Total
Rental Revenue:
Class A Office	$226,573	$227,022	$229,082	$213,950	$65,689	$962,316
Office/Technical	7,837	14,445	—	2,022	—	24,304
Industrial	1,199	677	—	620	724	3,220
Hotels	32,330	—	—	—	—	32,330

Total	267,939	242,144	229,082	216,592	66,413	1,022,170
% of Grand Totals	26.21%	23.69%	22.41%	21.19%	6.50%	100.00%
Rental Expenses:
Class A Office	82,919	61,321	75,929	74,930	23,825	318,924
Office/Technical	1,871	2,495	—	357	—	4,723
Industrial	425	260	—	66	122	873
Hotels	5,781	—	—	—	—	5,781

Total	90,996	64,076	75,929	75,353	23,947	330,301
% of Grand Totals	27.55%	19.40%	22.99%	22.81%	7.25%	100.00%

Net operating income	$176,943	$178,068	$153,153	$141,239	$42,466	$691,869

% of Grand Totals	25.57%	25.74%	22.14%	20.41%	6.14%	100.00%

        For the year ended December 31, 2000:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey and Pennsylvania	Total
Rental Revenue:
Class A Office	$195,300	$215,452	$145,114	$183,367	$63,272	$802,505
Office/Technical	5,912	15,696	—	1,851	—	23,459
Industrial	1,921	1,348	—	586	714	4,569
Hotels	38,703	—	—	—	—	38,703

Total	241,836	232,496	145,114	185,804	63,986	869,236
% of Grand Totals	27.82%	26.75%	16.69%	21.38%	7.36%	100.00%
Rental Expenses:
Class A Office	72,104	59,018	51,251	63,650	22,085	268,108
Office/Technical	2,315	3,040	—	334	—	5,689
Industrial	553	452	—	58	117	1,180
Hotels	4,694	—	—	—	—	4,694

Total	79,666	62,510	51,251	64,042	22,202	279,671
% of Grand Totals	28.48%	22.35%	18.33%	22.90%	7.94%	100.00%

Net operating income	$162,170	$169,986	$93,863	$121,762	$41,784	$589,565

% of Grand Totals	27.51%	28.83%	15.92%	20.65%	7.09%	100.00%

        The following is a reconciliation of net operating income to income before minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gains (losses) on sales of real estate and land held for development, discontinued operations, extraordinary items, cumulative effect of a change in accounting principle and preferred dividend:

	2002	2001	2000
Net operating income	$801,994	$691,869	$589,565
Add:
Development and management services	10,748	12,167	11,837
Interest and other	5,504	12,183	8,558
Less:
General and administrative	47,292	38,312	35,659
Interest expense	271,685	223,389	217,064
Depreciation and amortization	186,177	149,181	132,223
Net derivative losses	11,874	26,488	—
Losses on investments in securities	4,297	6,500	—

Income before minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gains (losses) on sales of real estate and land held for development, discontinued operations, extraordinary items, cumulative effect of a change in accounting principle and preferred dividend	$296,921	$272,349	$225,014

15.  Extraordinary Items

        The Company incurred extraordinary losses of $2.0 million and $0.3 million (net of minority interest share of $0.4 million and $0.1 million), respectively for the years ended December 31, 2002 and 2000 due to the payment of a prepayment fee and the write-off of unamortized deferred financing costs related to the early extinguishment of certain mortgage notes payable.

16.  Earnings Per Share

        Earnings per common share ("EPS") has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both net income and the number of common shares used in the computation of basic EPS, which utilizes the weighted average number of common shares outstanding without regard to the dilutive potential common shares, and diluted EPS, which includes all shares, as applicable.

	For the year ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Income available to common shareholders	$440,971	93,145	$4.73
Effect of Dilutive Securities:
Stock Options and other	155	1,467	(.07)

Diluted Earnings Per Share:
Income available to common shareholders	$441,126	94,612	$4.66

	For the year ended December 31, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Income available to common shareholders	$201,440	90,002	$2.24
Effect of Dilutive Securities:
Stock Options and other	244	2,198	(.05)

Diluted Earnings Per Share:
Income available to common shareholders	$201,684	92,200	$2.19

	For the year ended December 31, 2000
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Income available to common shareholders	$146,426	71,424	$2.05
Effect of Dilutive Securities:
Stock Options	—	1,317	(.04)

Diluted Earnings Per Share:
Income available to common shareholders	$146,426	72,741	$2.01

17.  Employee Benefit Plan

        Effective January 1, 1985, the predecessor of the Company adopted a 401(k) Savings Plan (the "Plan") for its employees. Under the Plan, as amended, employees as defined, are eligible to participate in the Plan after they have completed three months of service. Upon formation, the Company adopted the Plan and the terms of the Plan.

        Effective January 1, 2000, the Company amended the Plan by increasing the Company's matching contribution to 200% of the first 3% from 200% of the first 2% of participant's eligible earnings contributed (utilizing earnings that are not in excess of $200,000, indexed for inflation) and by eliminating the vesting requirement.

        The Plan provides that matching employer contributions are to be determined at the discretion of the Company. The Company's matching contribution for the years ended December 31, 2002, 2001 and 2000 was $2.0 million, $1.8 million and $1.7 million, respectively.

18.  Stock Option and Incentive Plan and Stock Purchase Plan

        The Company has established a stock option and incentive plan for the purpose of attracting and retaining qualified executives and rewarding them for superior performance in achieving the Company's business goals and enhancing stockholder value.

        Under the plan, the number of shares of Common Stock available for issuance is 14,699,162 shares plus as of the first day of each calendar quarter after January 1, 2000, 9.5% of any net increase since the first day of the preceding calendar quarter in the total number of shares of Common Stock outstanding, on a fully converted basis (excluding Preferred Stock). At December 31, 2002, the number of shares available for issuance under the plan was 3,192,911.

        Options granted under the plan become exercisable over a two, three or five year period and have terms of ten years. All options were granted at the fair market value of the Company's Common Stock at the dates of grant.

        The Company issued 52,750, 44,842 and 34,822 shares of restricted stock under the plan during the years ended December 31, 2002, 2001 and 2000, respectively. The shares of restricted stock were valued at approximately $2.0 million ($37.70 per share), $1.8 million ($40.75 per share) and $1.1 million ($30.4375 per share) for the years ended December 31, 2002, 2001 and 2000, respectively. The restricted stock vests over a five-year period, with one-fifth of the shares vesting each year and has been recognized net of amortization as unearned compensation on the consolidated balance sheets. Compensation expense related to the restricted stock totaled $1.2 million, $0.6 million and $0.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        A summary of the status of the Company's stock options as of December 31, 2002, 2001 and 2000 and changes during the years ended December 31, 2002, 2001 and 2000 are presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2000	7,555,458	$31.20
Granted	1,072,750	$30.60
Exercised	(511,281)	$30.59
Canceled	(15,245)	$33.20

Outstanding at December 31, 2000	8,101,682	$31.15
Granted	3,247,250	$41.60
Exercised	(406,371)	$30.40
Canceled	(35,003)	$33.60

Outstanding at December 31, 2001	10,907,558	$34.28
Granted	1,423,000	$37.73
Exercised	(329,704)	$30.28
Canceled	(38,509)	$37.13

Outstanding at December 31, 2002	11,962,345	$34.80

        The per share weighted-average fair value of options granted was $3.31, $5.01 and $3.79 for the years ended December 31, 2002, 2001 and 2000, respectively. The per share fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2002, 2001 and 2000.

	2002	2001	2000
Dividend yield	6.47%	5.72%	6.90%
Expected life of option	6 Years	6 Years	6 Years
Risk-free interest rate	3.32%	5.13%	6.51%
Expected stock price volatility	20%	20%	20%

        The following table summarizes information about stock options outstanding at December 31, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/02	Weighted- Average Exercise Price
$25.00 - $36.81	7,313,845	5.46 Years	$31.23	6,672,512	$31.14
$37.70 - $42.12	4,648,500	7.95 Years	$40.41	1,876,592	$41.59

        In addition, the Company had 4,999,346 and 3,397,714 options exercisable at weighted-average exercise prices of $31.37 and $32.11 at December 31, 2002 and 2001, respectively.

        The Company adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the "Stock Purchase Plan") to encourage the ownership of Common Stock by eligible employees. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase at the end of the biannual purchase periods shares of Common Stock for 85% of the average closing price during the last ten business days of the purchase period. The Company issued 8,595, 8,538 and 11,105 shares with the weighted average fair value of the purchase right equal to $33.09 per share, $36.02 per share and $28.15 per share under the Stock Purchase Plan as of December 31, 2002, 2001 and 2000, respectively.

        The Company applies Accounting Practice Bulletin No. 25 and related interpretations in accounting for its stock option and stock purchase plans. Accordingly, no compensation cost has been recognized.

        The compensation cost under SFAS No. 123 for the stock performance-based plans would have been $9.4 million, $11.7 million and $12.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. Had compensation cost for the Company's grants for stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income available to common shareholders, and net income per common share for 2002, 2001 and 2000 would approximate the pro forma amounts below:

	2002	2001	2000
Net income available to common shareholders	$433,274	$191,973	$137,425
Net income per common share—basic	$4.65	$2.13	$1.92
Net income per common share—diluted	$4.58	$2.08	$1.89

        The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to future anticipated awards.

19.  Selected Interim Financial Information (unaudited)

        The tables below reflect the Company's selected quarterly information for the years ended December 31, 2002 and 2001. Certain 2002 and 2001 amounts have been reclassified to conform to the current presentation of discontinued operations.

	2002 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenue	$274,128	$289,771	$307,770	$363,154
Income before minority interest in Operating Partnership	68,848	75,823	74,626	87,643
Income available to common shareholders before extraordinary items	55,365	54,775	71,541	262,110
Net income available to common shareholders	55,365	54,775	71,541	260,146
Income available to common shareholders before extraordinary items per share—basic	.61	.60	.75	2.75
Income available to common shareholders before extraordinary items per share—diluted	.60	.59	.74	2.72

	2001 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenue	$235,879	$258,839	$281,736	$270,016
Income before minority interest in Operating Partnership	67,477	66,098	71,299	72,746
Income available to common shareholders before extraordinary items and cumulative effect of a change in accounting principle	52,374	49,038	51,515	55,280
Net income available to common shareholders	45,607	49,038	51,515	55,280
Income available to common shareholders before extraordinary items and cumulative effect of a change in accounting principle per share—basic	.59	.54	.57	.61
Income available to common shareholders before extraordinary items and cumulative effect of a change in accounting principle per share—diluted	.57	.53	.55	.60

20.  Pro Forma Financial Information (unaudited)

        The accompanying unaudited pro forma information for the years ended December 31, 2002 and 2001 is presented as if the acquisitions of Citigroup Center on April 25, 2001 and 399 Park Avenue on September 25, 2002 had occurred on January 1, 2001 and all leases in effect on April 25, 2001 and September 25, 2002 were in place on January 1, 2001. This pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto.

        This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

	Year Ended December 31,
	2002	2001
	(in thousands, except per share data)
Pro Forma
Total revenue	$1,325,974	$1,200,597
Income available to common shareholders before gains on sales of real estate, discontinued operations, extraordinary items and cumulative effect of a change in accounting principle	$249,692	$234,369
Net income available to common shareholders	$464,659	$239,520
Basic earnings per share:
Income available to common shareholders before gains on sales of real estate, discontinued operations, extraordinary items and cumulative effect of a change in accounting principle	$2.68	$2.60
Net income available to common shareholders	$4.99	$2.66
Weighted average number of common shares outstanding	93,145	90,002
Diluted earnings per share:
Income available to common shareholders before gains on sales of real estate, discontinued operations, extraordinary items and cumulative effect of a change in accounting principle	$2.64	$2.54
Net income available to common shareholders	$4.91	$2.60
Weighted average number of common and common equivalent shares outstanding	94,612	92,200

21.  Derivative Instruments and Hedging Activities

        The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138 ("SFAS No. 133"), as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company's consolidated balance sheets at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria of SFAS No. 133 are recognized in earnings. For derivatives designated as hedging instruments in qualifying cash flow hedges, the effective portion of changes in fair value of the derivatives are recognized in accumulated other comprehensive income (loss) until the forecasted transactions occur and the ineffective portions are recognized in earnings.

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

        The Company occasionally executes a financial instrument in which a derivative instrument is "embedded." Upon executing the financial instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as either (1) a fair-value or cash flow hedge or (2) a trading or non-hedging derivative instrument. However, if the entire contract were to be measured at fair value, with changes in fair value reported in current earnings, or if the Company could not reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the balance sheet at fair value and not be designated as a hedging instrument. Pursuant to SFAS No. 137, the Company has selected January 1, 1999 as the transition date for embedded derivatives.

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

        Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded an asset of approximately $0.2 million (included in prepaid expenses and other assets) and recorded a liability of approximately $11.4 million for the fair values of these agreements. The offset for these entries was to a cumulative effect of a change in accounting principle and accumulated other comprehensive loss, respectively. Finally, the Company wrote-off deferred charges of approximately $1.6 million as a cumulative effect of a change in accounting principle.

        The Company's derivatives also include investments in warrants to purchase shares of common stock of other companies. Based on the terms of the warrant agreements, the warrants meet the definition of a derivative and accordingly must be marked to fair value through earnings. The Company had been recording the warrants at fair value through accumulated other comprehensive loss as available-for-sale securities under SFAS No. 115. Upon adoption of SFAS No. 133 on January 1, 2001, the Company reclassified approximately $6.9 million, the fair value of the warrants, from accumulated other comprehensive loss to a cumulative effect of a change in accounting principle.

        During 2001, the Company paid the fair value of the swap arrangement and two hedge contracts that were entered into during 2000 and part of 2001 in order to terminate the contracts. In addition, for the year ended December 31, 2001, the Company recorded unrealized derivative losses through other comprehensive income of approximately $2.5 million, related to the effective portion of interest rate agreements. The Company expects that within the next twelve months it will reclassify into earnings approximately $347,000 of the amount recorded in accumulated other comprehensive loss relating to these agreements.

        During 2002, the Company entered into treasury rate lock contracts designated and qualifying as a cash flow hedge to reduce its exposure to variability in future cash flows attributable to changes in the Treasury rate relating to a forecasted fixed rate financing. All components of the treasury rate lock agreements were included in the assessment of hedge effectiveness. The amount of hedge ineffectiveness was not material. The Company terminated these contracts upon the issuance of the fixed rate debt, and paid approximately $3.5 million, which is reflected in other comprehensive income. The loss reflected in accumulated other comprehensive loss will be reclassified into earnings over the term of the fixed rate debt. The Company expects that within the next twelve months it will reclassify into earnings approximately $351,000 of the amount recorded in accumulated other comprehensive loss relating to these agreements.

        For the year ended December 31, 2002 and 2001, the Company recorded net derivative losses of approximately $11.9 million and $26.5 million through earnings, which represented the total ineffectiveness of all cash flow hedges and other non-hedging instruments, the changes in value of the embedded derivatives and the change in value of the warrants. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness, except for the time value of option contracts.

22.  Discontinued Operations and Sales of Real Estate

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

        During 2002, the Company disposed of five office/technical properties totaling 347,680 net rentable square feet in Springfield, Virginia, one industrial property totaling 220,213 net rentable square feet in Hayward, California and two Class A office properties totaling 917,459 net rentable square feet in Washington, DC. Due to the Company's continuing involvement in the management of the two Washington, DC properties through an agreement with the buyer, these properties are not categorized as discontinued operations in the accompanying consolidated statements of operations. As a result, the gain on sale related to the two Washington, DC properties, totaling approximately $186.8 million (net of minority interest share of approximately $41.1 million), has been reflected under the caption—gains (losses) on sales of real estate, in the consolidated statements of operations.

        At December 31, 2002, the Company had one Class A office property totaling approximately 711,901 net rentable square feet in Midtown Manhattan, NY designated as held for sale. The Company has ceased depreciation of this property, however, due to the Company's anticipated continuing involvement in the management of the property after the sale, the Company has not categorized this property as discontinued operations in the accompanying consolidated statements of operations.

        The Company's adoption of SFAS No. 144 resulted in the presentation of the net operating results of these qualifying properties sold during 2002, as income from discontinued operations for all periods presented. In addition, SFAS No. 144 resulted in the gains on sale of these qualifying properties totaling approximately $25.3 million (net of minority interest share of approximately $5.6 million) to be reflected as gains on sales of real estate from discontinued operations in the accompanying consolidated statements of operations. The adoption of SFAS No. 144 did not have an impact on net income available to common shareholders. SFAS No. 144 only impacted the presentation of these properties within the consolidated statements of operations.

23.  Newly Issued Accounting Standards

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 becomes effective beginning January 1, 2002. The Company adopted both these pronouncements for the year ended December 31, 2002 and neither had a material impact on its results of operations, financial position or liquidity.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective beginning January 1, 2003. The changes required by SFAS No. 143 are not expected to have a material impact on the Company's results of operations, financial position or liquidity.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The Company adopted SFAS No. 144 as of January 1, 2002. See Note 22 for a discussion of the impact on the Company from the adoption of SFAS No. 144.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The statement rescinds SFAS No. 4 and SFAS No. 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. The Company anticipates that these gains and losses will no longer be classified as extraordinary items as they are not unusual and infrequent in nature. The changes required by SFAS No. 145 are not expected to have a material impact on the Company's results of operations, financial position or liquidity.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which becomes effective beginning January 1, 2003. This statement requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business, the closure of business activities in a particular location, or a change in management structure, to be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained by the Company for such termination costs, and costs to consolidate facilities or relocate employees. SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of this standard is not expected to have a material impact on the Company's results of operations, financial position or liquidity.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB No. 25 to SFAS No. 123's fair value method of accounting, if a company so elects. The adoption of this standard is not expected to have a material impact on the Company's results of operations, financial position or liquidity.

        In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to guarantees. In general, FIN No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. The disclosure requirements of FIN No. 45 are effective to the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company does not expect the requirements of FIN No. 45 to have a material impact on results of operations, financial position or liquidity.

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. The Company does not believe the adoption of this interpretation will have a material impact on results of operations, financial position or liquidity.

24.  Related Party Transactions

        The Company paid a printing company affiliated with Mr. Mortimer B. Zuckerman, Chairman of the Company's Board of Directors, approximately $76,000, $73,000 and $86,000 during the years ended December 31, 2002, 2001 and 2000, respectively, for printing services principally relating to the printing of the Company's annual report to shareholders. The selection of this company as the printer for the Company's annual report to shareholders was made through a bidding process open to multiple printing companies.

        The Company paid aggregate leasing commissions of approximately $591,000, $571,000 and $734,000 during the years ended December 31, 2002, 2001 and 2000, respectively, to a firm controlled by Mr. Raymond A. Ritchey's brother. Mr. Ritchey is an Executive Vice President at the Company. Substantially all of these payments were made by two joint ventures in which the Company has a 50% interest. The terms of the related agreement are at least as favorable to the Company as arrangements with other brokers in comparable markets.

        Mr. Martin Turchin, a director of the Company, is a non-executive/non-director Vice Chairman of Insignia. Through an arrangement with Insignia that has been in place since 1985, Turchin & Associates, an affiliate of Mr. Turchin, participates in brokerage activities for which Insignia is retained as leasing agent, some of which involve leases for space within buildings owned by the Company. For the years ended December 31, 2002, 2001 and 2000, Turchin & Associates has advised the Company that it has received approximately $116,000, $943,000 and $437,000, respectively, from Insignia attributable to properties owned by the Company. Of this amount, $0.7 million is in conjunction with funds that the Company owed to Insignia related to the acquisition of 280 Park Avenue. The total amount that was paid to Turchin & Associates, excluding amounts paid related to obligations assumed in connection with the acquisition of 280 Park Avenue, represents approximately 4.83% of the total amount paid to Insignia by the Company since the date Mr. Turchin became a director of the Company in 1997. Pursuant to its arrangement with Insignia, Turchin & Associates has confirmed to the Company that it is paid on the same basis with respect to properties owned by the Company as it is with respect to properties owned by other clients of Insignia. Mr. Turchin does not participate in any discussions or other activities relating to the Company's contractual arrangements with Insignia either in his capacity as a member of the Company's Board of Directors or as a Vice Chairman of Insignia.

25.  Subsequent Events

        On January 17, 2003, the Company's Operating Partnership closed an unregistered offering of an additional $175.0 million in aggregate principal amount of its 6.25% senior unsecured notes due 2013. The notes were priced at 99.763% of their face amount to yield 6.28%. The Company used the net proceeds to repay the remaining balance of its unsecured bridge loan totaling approximately $105.7 million and to repay certain construction loans maturing in 2003 totaling approximately $60.0 million.

        On January 17, 2003, the Company extended its $605.0 million Unsecured Line of Credit for a three year term expiring on January 17, 2006 with a provision for a one year extension. The interest rate on borrowings has been reduced from Eurodollar + 1.45% to Eurodollar + 0.70%, subject to adjustment in the event of a change in the Operating Partnership's unsecured debt ratings.

        On January 28, 2003, the Company closed on the sale of the Candler Building, a Class A office property totaling approximately 541,000 square feet in Baltimore, Maryland for $63.1 million. The Company used the net proceeds to repay certain construction loans totaling approximately $60.9 million.

        On February 4, 2003, the Company closed on the sale of 875 Third Avenue, a Class A office property totaling approximately 711,901 square feet in Midtown Manhattan, for $370.1 million. The Company used the net proceeds to repay the mortgage debt on the property totaling $146.9 million and to repay the construction loan on the Company's 111 Huntington Avenue property totaling $203.0 million.

Boston Properties, Inc.

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2002

(dollars in thousands)

						Costs Capitalized Subsequent to Acquisition
				Original						Development and Construction in Progress
Property Name							Land and Improvements	Building and Improvements	Land Held for Development			Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
	Type	Location	Encumbrances	Land	Building						Total
Embarcadero Center	Office	San Francisco, CA	$691,027	$211,297	$996,442	$96,103	$213,968	$1,089,874	$—	$—	$1,303,842	$114,389	1924/1989	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	—	339,200	700,358	—	—	1,039,558	4,668	1961	(1)
Prudential Center	Office	Boston, MA	508,106	90,168	712,546	159,371	91,516	809,233	39,890	21,446	962,085	67,889	1965/1993/2002	(1)
Citigroup Center	Office	New York, NY	516,679	241,600	494,782	2,664	241,600	497,446	—	—	739,046	20,806	1977/1997	(1)
Carnegie Center	Office	Princeton, NJ	150,503	101,772	349,089	23,769	110,086	364,544	—	—	474,630	37,407	1983-1999	(1)
Five Times Square	Office	New York, NY	372,905	158,530	288,589	—	158,530	288,589	—	—	447,119	6,974	2002	(1)
280 Park Avenue	Office	New York, NY	265,194	125,288	201,115	41,208	126,361	241,250	—	—	367,611	35,312	1968/95-96	(1)
599 Lexington Avenue	Office	New York, NY	225,000	81,040	100,507	80,710	81,734	180,523	—	—	262,257	89,274	1986	(1)
875 Third Avenue	Held for Sale	New York, NY	146,902	74,880	139,151	28,796	74,880	167,947	—	—	242,827	18,242	1982	(1)
Riverfront Plaza	Office	Richmond, VA	110,910	18,000	156,733	3,781	18,430	160,084	—	—	178,514	19,991	1990	(1)
Gateway Center	Office	San Francisco, CA	88,485	28,255	139,245	7,116	29,278	145,338	—	—	174,616	8,365	1984/1986/2002	(1)
100 East Pratt Street	Office	Baltimore, MD	88,652	27,562	109,662	4,698	27,798	114,124	—	—	141,922	15,519	1975/1991	(1)
Reservoir Place	Office	Waltham, MA	69,264	18,207	88,018	12,132	18,363	99,994	—	—	118,357	11,066	1955/1987	(1)
Democracy Center	Office	Bethesda, MD	104,298	12,550	50,015	32,085	13,727	80,923	—	—	94,650	34,679	1985-88/94-96	(1)
One and Two Reston Overlook	Office	Reston, VA	66,726	16,456	66,192	1,234	16,597	67,285	—	—	83,882	6,343	1999	(1)
NIMA Building	Office	Reston, VA	20,626	10,567	67,431	1,112	10,658	68,452	—	—	79,110	8,312	1987/1988	(1)
Lockheed Martin Building	Office	Reston, VA	25,240	10,210	58,884	977	10,297	59,774	—	—	70,071	7,259	1987/1988	(1)
Candler Building	Office	Baltimore, MD	—	12,500	48,734	2,276	12,555	50,955	—	—	63,510	5,671	1911/1990	(1)
Orbital Sciences	Office	Dulles, VA	23,611	5,699	51,082	1,282	5,748	52,315	—	—	58,063	3,638	2000/2001	(1)
2300 N Street	Office	Washington, DC	66,000	16,509	22,415	14,752	16,650	37,026	—	—	53,676	15,434	1986	(1)
Reston Corporate Center	Office	Reston, VA	23,806	9,135	41,398	1,387	9,213	42,707	—	—	51,920	5,363	1984	(1)
Capital Gallery	Office	Washington, DC	54,872	4,725	29,560	17,198	4,771	46,712	—	—	51,483	24,447	1981	(1)
191 Spring Street	Office	Lexington, MA	22,074	2,850	27,166	18,802	2,850	45,968	—	—	48,818	18,298	1971/1995	(1)
New Dominion Technology Park, Bldg. One	Office	Herndon, VA	57,549	3,880	43,227	712	3,880	43,939	—	—	47,819	2,385	2001	(1)
1301 New York Avenue	Office	Washington, DC	30,540	9,250	18,750	17,678	9,250	36,428	—	—	45,678	4,218	1983/1998	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	164	16,148	25,147	—	—	41,295	3,854	1999	(1)
University Place	Office	Cambridge, MA	24,117	—	37,091	3,176	27	40,240	—	—	40,267	4,454	1985	(1)
Sumner Square	Office	Washington, DC	29,736	624	28,745	9,449	958	37,860	—	—	38,818	4,387	1985	(1)
2600 Tower Oaks Boulevard	Office	Rockville, MD	30,218	4,243	31,125	874	4,243	31,999	—	—	36,242	1,532	2001	(1)
Quorum Office Park	Office	Chelmsford, MA	28,818	3,750	32,454	—	3,750	32,454	—	—	36,204	1,086	2001	(1)
500 E Street	Office	Washington, DC	—	109	22,420	12,102	1,569	33,062	—	—	34,631	17,147	1987	(1)
One Cambridge Center	Office	Cambridge, MA	—	134	25,110	8,655	134	33,765	—	—	33,899	14,293	1987	(1)
Eight Cambridge Center	Office	Cambridge, MA	27,490	850	25,042	113	850	25,155	—	—	26,005	2,249	1999	(1)
Bedford Business Park	Office	Bedford, MA	20,591	534	3,403	18,753	534	22,156	—	—	22,690	10,913	1980	(1)

Boston Properties, Inc.

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2002

(dollars in thousands)

						Costs Capitalized Subsequent to Acquisition
				Original						Development and Construction in Progress
Property Name							Land and Improvements	Building and Improvements	Land Held for Development			Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
	Type	Location	Encumbrances	Land	Building						Total
Ten Cambridge Center	Office	Cambridge, MA	34,708	1,299	12,943	7,702	1,868	20,076	—	—	21,944	8,591	1990	(1)
Newport Office Park	Office	Quincy, MA	—	3,500	18,208	68	3,500	18,276	—	—	21,776	2,510	1988	(1)
201 Spring Street	Office	Lexington, MA	—	2,849	15,303	304	2,849	15,607	—	—	18,456	2,846	1997	(1)
10 and 20 Burlington Mall Road	Office	Burlington, MA	21,591	930	6,928	10,056	938	16,976	—	—	17,914	8,018	1984-1989/95-96	(1)
40 Shattuck Road	Office	Andover, MA	15,939	709	14,740	1,005	709	15,745	—	—	16,454	544	2001	(1)
Montvale Center	Office	Gaithersburg, MD	7,284	1,574	9,786	4,949	2,399	13,910	—	—	16,309	6,451	1987	(1)
Broad Run Business Park, Building E	Office	Loudon County, VA	—	497	15,131	—	497	15,131	—	—	15,628	263	2002	(1)
The Arboretum	Office	Reston, VA	—	2,850	9,025	2,380	2,850	11,405	—	—	14,255	1,560	1999	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	11,704	1,073	13,055	—	—	14,128	6,876	1982	(1)
Three Cambridge Center	Office	Cambridge, MA	—	174	12,200	1,370	174	13,570	—	—	13,744	5,460	1987	(1)
181 Spring Street	Office	Lexington, MA	—	1,066	9,520	1,996	1,066	11,516	—	—	12,582	952	1999	(1)
Sugarland Business Park	Office	Herndon, VA	—	1,569	5,955	4,434	1,569	10,389	—	—	11,958	2,427	1986/1997	(1)
Decoverly Three	Office	Rockville, MD	—	2,650	8,465	613	2,650	9,078	—	—	11,728	1,065	1989	(1)
Decoverly Two	Office	Rockville, MD	—	1,994	8,814	99	1,994	8,913	—	—	10,907	1,117	1987	(1)
91 Hartwell Avenue	Office	Lexington, MA	17,666	784	6,464	2,870	784	9,334	—	—	10,118	4,701	1985	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	2,717	594	9,465	—	—	10,059	4,484	1985	(1)
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	9	665	9,282	—	—	9,947	1,237	1997	(1)
Waltham Office Center	Office	Waltham, MA	—	422	2,719	6,103	425	8,819	—	—	9,244	4,882	1968-1970/87-88	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	939	1,611	7,591	—	—	9,202	2,571	1990	(1)
Eleven Cambridge Center	Office	Cambridge, MA	—	121	5,535	2,484	121	8,019	—	—	8,140	3,698	1984	(1)
170 Tracer Lane	Office	Waltham, MA	—	398	4,601	1,826	418	6,407	—	—	6,825	4,120	1980	(1)
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	2,515	486	6,243	—	—	6,729	3,762	1982	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	328	1,327	4,847	—	—	6,174	664	1987	(1)
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	1,260	453	5,455	—	—	5,908	2,480	1984	(1)
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,814	—	608	4,814	—	—	5,422	146	2002	(1)

Boston Properties, Inc.

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2002

(dollars in thousands)

						Costs Capitalized Subsequent to Acquisition
				Original						Development and Construction in Progress
Property Name							Land and Improvements	Building and Improvements	Land Held for Development			Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
	Type	Location	Encumbrances	Land	Building						Total
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	3,062	168	5,005	—	—	5,173	3,997	1968-1979/1987	(1)
Fourteen Cambridge Center	Office	Cambridge, MA	—	110	4,483	569	110	5,052	—	—	5,162	2,320	1983	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	1,212	273	4,826	—	—	5,099	1,826	1985	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	3,506	378	4,206	—	—	4,584	1,932	1986	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	718	266	3,952	—	—	4,218	1,916	1979	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	564	687	3,084	—	—	3,771	1,140	1989	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	766	47	3,427	—	—	3,474	1,385	1988	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	1,619	535	2,875	—	—	3,410	2,189	1982	(1)
204 Second Avenue	Office	Waltham, MA	—	37	2,402	847	37	3,249	—	—	3,286	1,835	1981/1993	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	701	303	2,244	—	—	2,547	998	1984	(1)
Hilltop Business Center	Office	San Francisco, CA	5,398	53	492	1,750	109	2,186	—	—	2,295	1,165	early 1970's	(1)
164 Lexington Road	Office	Billerica, MA	—	592	1,370	132	592	1,502	—	—	2,094	277	1982	(1)
17 Hartwell Avenue	Office	Lexington, MA	—	26	150	639	26	789	—	—	815	696	1968	(1)
38 Cabot Boulevard	Industrial	Langhorne, PA	—	329	1,238	2,608	329	3,846	—	—	4,175	2,835	1972/1984	(1)
40-46 Harvard Street	Industrial	Westwood, MA	—	351	1,782	1,327	351	3,109	—	—	3,460	3,102	1967/1996	(1)
430 Rozzi Place	Industrial	San Francisco, CA	—	9	217	33	9	250	—	—	259	107	early 1970's	(1)
560 Forbes Boulevard	Industrial	San Francisco, CA	—	9	120	—	9	120	—	—	129	79	early 1970's	(1)
Cambridge Center Marriott	Hotel	Cambridge, MA	—	478	37,918	11,121	478	49,039	—	—	49,517	17,860	1986	(1)
Long Wharf Marriott	Hotel	Boston, MA	—	1,708	31,904	10,945	1,708	42,849	—	—	44,557	21,238	1982	(1)
Residence Inn by Marriott	Hotel	Cambridge, MA	—	2,039	22,732	333	2,039	23,065	—	—	25,104	1,981	1999	(1)
Cambridge Center North Garage	Garage	Cambridge, MA	—	1,163	11,633	251	1,163	11,884	—	—	13,047	3,950	1990	(1)
12050 Sunset Hills Road	Garage	Reston, VA	—	—	9,459	—	—	9,459	—	—	9,459	—	Various	N/A

Boston Properties, Inc.

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2002

(dollars in thousands)

						Costs Capitalized Subsequent to Acquisition
				Original						Development and Construction in Progress
Property Name							Land and Improvements	Building and Improvements	Land Held for Development			Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
	Type	Location	Encumbrances	Land	Building						Total
Times Square Tower	Development	New York, NY	222,196	—	—	350,909	—	—	—	350,909	350,909	—	Various	N/A
Waltham Weston Corporate Center	Development	Waltham, MA	44,840	—	—	66,787	—	—	—	66,787	66,787	268	Various	N/A
New Dominion Technology Park, Bldg. Two	Development	Herndon, VA	7,558	—	—	9,434	—	—	—	9,434	9,434	—	Various	N/A
Plaza at Almaden	Land	San Jose, CA	—	—	—	36,230	—	—	36,230	—	36,230	—	Various	N/A
Tower Oaks Master Plan	Land	Rockville, MD	—	—	—	28,165	—	—	28,165	—	28,165	—	Various	N/A
Weston Corporate Center	Land	Weston, MA	—	—	—	21,163	—	—	21,163	—	21,163	—	Various	N/A
Washingtonian North	Land	Gaithersburg, MD	—	—	—	17,534	—	—	17,534	—	17,534	—	Various	N/A
77 4th Avenue	Land	Waltham, MA	—	—	—	14,397	—	—	14,397	—	14,397	—	Various	N/A
Reston Eastgate	Land	Reston, VA	—	—	—	8,844	—	—	8,844	—	8,844	—	Various	N/A
Reston Gateway	Land	Reston, VA	—	—	—	8,647	—	—	8,647	—	8,647	—	Various	N/A
Crane Meadow	Land	Marlborough, MA	—	—	—	8,600	—	—	8,600	—	8,600	—	Various	N/A
One Preserve Parkway	Land	Rockville, MD	—	—	—	6,803	—	—	6,803	—	6,803	—	Various	N/A
Broad Run Business Park	Land	Loudon County, VA	—	—	—	6,791	—	—	6,791	—	6,791	—	Various	N/A
Decoverly Seven	Land	Rockville, MD	—	—	—	5,290	5,290	—	—	—	5,290	—	Various	N/A
12280 Sunrise Valley Drive	Land	Reston, VA	—	—	—	4,062	—	—	4,062	—	4,062	—	Various	N/A
Decoverly Six	Land	Rockville, MD	—	—	—	3,913	—	—	3,913	—	3,913	—	Various	N/A
20 F Street	Land	Washington, DC	—	—	—	3,008	—	—	3,008	—	3,008	—	Various	N/A
Decoverly Five	Land	Rockville, MD	—	—	—	1,832	—	—	1,832	—	1,832	—	Various	N/A
Decoverly Four	Land	Rockville, MD	—	—	—	1,804	—	—	1,804	—	1,804	—	Various	N/A
Cambridge Master Plan	Land	Cambridge, MA	—	—	—	1,652	—	—	1,652	—	1,652	—	Various	N/A
Seven Cambridge Center	Land	Cambridge, MA	—	—	—	1,414	—	—	1,414	—	1,414	—	Various	N/A
30 Shattuck Road	Land	Andover, MA	—	—	—	1,117	—	—	1,117	—	1,117	—	Various	N/A

			$4,267,119	$1,694,632	$5,584,106	$1,341,959	$1,722,688	$6,233,567	$215,866	$448,576	$8,620,697	$800,385

(1)
Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

(2)
The aggregate cost and accumulated depreciation for tax purposes was approximately $6.3 billion and $1.1 billion, respectively.

Boston Properties, Inc.

Real Estate and Accumulated Depreciation

December 31, 2002

(dollars in thousands)

        A summary of activity for real estate and accumulated depreciation is as follows:

	2002	2001	2000
Real Estate:
Balance at the beginning of the year	$7,391,366	$6,054,785	$5,570,887
Additions to and improvements of real estate	1,426,026	1,357,543	759,540
Assets sold and written-off	(196,695)	(20,962)	(275,642)

Balance at the end of the year	$8,620,697	$7,391,366	$6,054,785

Accumulated Depreciation:
Balance at the beginning of the year	$682,921	$553,264	$445,138
Depreciation expense	164,063	134,019	118,748
Assets sold and written-off	(46,599)	(4,362)	(10,622)

Balance at the end of the year	$800,385	$682,921	$553,264

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
Business and Growth Strategies
Competition
The Hotel Properties
Seasonality
RISK FACTORS
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
  Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
BOSTON PROPERTIES, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS
BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
BOSTON PROPERTIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Boston Properties, Inc. Schedule 3—Real Estate and Accumulated Depreciation December 31, 2002 (dollars in thousands)
Boston Properties, Inc. Schedule 3—Real Estate and Accumulated Depreciation December 31, 2002 (dollars in thousands)
Boston Properties, Inc. Schedule 3—Real Estate and Accumulated Depreciation December 31, 2002 (dollars in thousands)
Boston Properties, Inc. Schedule 3—Real Estate and Accumulated Depreciation December 31, 2002 (dollars in thousands)
Boston Properties, Inc. Real Estate and Accumulated Depreciation December 31, 2002 (dollars in thousands)