Form 10-K
period 2003-12-31
BOSTON PROPERTIES INC
filed 2004-02-26
CIK 1037540

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Registrant’s telephone number, including area code: (617) 236-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, Par Value $.01	New York Stock Exchange
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.    Yes  ☒    No  ☐

As of June 30, 2003, the aggregate market value of the 92,320,160 shares of common stock held by non-affiliates of the Registrant was $4,043,623,008 based upon the last reported sale price of $43.80 per share on the New York Stock Exchange on such date. (For this computation, the Registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)

As of February 18, 2004, there were 99,636,024 shares of Common Stock outstanding.

Certain information contained in the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 5, 2004 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

PART I

Item 1.	Business

General

As used herein, the terms “we,” “us,” “our” or the “Company” refer to Boston Properties, Inc., a Delaware corporation organized in 1997, individually or together with its subsidiaries, including Boston Properties Limited Partnership, a Delaware limited partnership, and our predecessors. We are a fully integrated self-administered and self-managed real estate investment trust, or “REIT,” and one of the largest owners and developers of office properties in the United States. Our properties are concentrated in four core markets—Boston, Washington, D.C., midtown Manhattan and San Francisco. We conduct substantially all of our business through our subsidiary Boston Properties Limited Partnership. At December 31, 2003, we owned or had interests in 140 properties, totaling approximately 43.9 million net rentable square feet. Our properties consisted of:

•	131 office properties comprised of 103 Class A office properties (including three properties under construction) and 28 Office/Technical properties;

•	four industrial properties;

•	three hotels; and

•	two retail properties.

In addition, we own or control 43 parcels of land totaling 551.3 acres and structured parking for 31,098 vehicles containing approximately 9.4 million square feet. Subsequent to December 31, 2003, we sold one industrial property and ten office/technical properties, which consisted of a combined net rentable square feet of 222,081. We consider Class A office properties to be centrally-located buildings that are professionally managed and maintained, attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings. The Company considers Office/Technical properties to be properties that support office, research and development and other technical uses. Our definition of Class A office and Office/Technical properties may be different than that of other companies.

We are a full-service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, capital markets, construction management, property management, marketing, leasing, accounting, tax and legal services. As of December 31, 2003, we had approximately 662 employees. Our 28 senior officers have an average of 24 years experience in the real estate industry and an average of 15 years tenure with us. Our principal executive office is located at 111 Huntington Avenue, Boston, Massachusetts 02199 and its telephone number is (617) 236-3300. In addition, we have regional offices at 401 9th Street, NW, Washington, D.C. 20004; 599 Lexington Avenue, New York, New York 10022; Four Embarcadero Center, San Francisco, California 94111; and 302 Carnegie Center, Princeton, New Jersey 08540.

Our Web site is located at http://www.bostonproperties.com. On our Web site, you can obtain a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The name “Boston Properties” and our logo (consisting of a stylized “b”) are registered service marks of the Company.

Boston Properties Limited Partnership

Boston Properties Limited Partnership, a Delaware limited partnership, is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. We are the sole general partner and, as of February 18, 2004, the owner of approximately 77.1% of the economic interests in Boston Properties Limited Partnership. Economic interest was calculated as the number of common partnership units of Boston Properties Limited Partnership owned by the Company as a percentage of the sum of (1) the actual aggregate number of outstanding common partnership units of Boston Properties Limited Partnership and (2) the number of common partnership units issuable upon conversion of outstanding preferred partnership units of Boston Properties Limited Partnership. Our general and limited partnership interests in Boston Properties Limited Partnership entitle us to share in cash distributions from, and in the profits and losses of, Boston Properties Limited Partnership in proportion to our percentage interest and entitle us to vote on all matters requiring a vote of the limited partners. Certain other partners of Boston Properties Limited Partnership are persons who contributed their direct or indirect interests in properties to Boston Properties Limited Partnership in exchange for common units or preferred units of limited partnership interest in Boston Properties Limited Partnership. Under the limited partnership agreement of Boston Properties Limited Partnership, unitholders may present their common units of Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of our common stock. In lieu of a cash redemption we may elect to acquire any common units so tendered by issuing common stock in exchange for the common units. If we so elect, our common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. We currently anticipate that we will elect to issue our common stock in connection with each such presentation for redemption rather than having Boston Properties Limited Partnership pay cash. With each such exchange or redemption, our percentage ownership in Boston Properties Limited Partnership will increase. In addition, whenever we issue shares of our common stock other than to acquire common units of Boston Properties Limited Partnership, we must contribute any net proceeds we receive to Boston Properties Limited Partnership and Boston Properties Limited Partnership must issue to us an equivalent number of common units of Boston Properties Limited Partnership. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

Preferred units of Boston Properties Limited Partnership have the rights, preferences and other privileges, including the right to convert into common units of Boston Properties Limited Partnership, as are set forth in amendments to the limited partnership agreement of Boston Properties Limited Partnership. As of December 31, 2003 and February 18, 2004, Boston Properties Limited Partnership had one series of its preferred units outstanding. The Series Two preferred units have an aggregate liquidation preference of approximately $270.0 million. The Series Two preferred units are convertible, at the holder’s election, into common units at a conversion price of $38.10 per common unit (equivalent to a ratio of 1.312336 common units per Series Two preferred unit). Distributions on the Series Two Preferred units are payable quarterly and, unless the higher rate described in the next sentence applies, accrue at 7.0% until May 12, 2009 and 6.0% thereafter. If distributions on the number of common units into which the Series Two Preferred units are convertible are greater than distributions calculated using the rates described in the preceding sentence for the applicable quarterly period, then the greater distributions are payable instead. To date, with the exception of two quarterly distributions on August 15, 2001 and November 15, 2001, distributions have always been made at the fixed rate, rather than the higher rate determined on the basis of distributions paid on the common units into which the Series Two preferred units are convertible. The terms of the Series Two units provide that they may be redeemed for cash in six annual tranches, beginning on May 12, 2009, at our election or at the election of the holders. We also have the right to convert into common units of Boston Properties Limited Partnership any Series Two preferred units that are not redeemed when they are eligible for redemption.

Significant Transactions During 2003

Real Estate Acquisitions/Dispositions

On November 7, 2003, we entered into a binding contract for the sale of Sugarland Business Park—Building Two, an office/technical property totaling approximately 59,000 square feet located in Herndon, Virginia for $7.1 million. The sale closed on February 10, 2004.

On October 8, 2003, we acquired 1333 New Hampshire Avenue, an approximately 315,000 square foot Class A office property in Washington, D.C. at a purchase price of approximately $111.6 million. The acquisition was financed with borrowings under our unsecured revolving credit facility and available cash. The property is 100% leased.

On September 11, 2003, we entered into a joint venture with an unaffiliated third party to pursue the development of a Class A office property at 801 New Jersey Avenue in Washington, D.C. that, if completed as currently planned, will support approximately 1.1 million square feet of commercial development. We made an initial cash contribution of $3.0 million for a 50% interest in the joint venture.

On August 5, 2003, we acquired three parcels of land totaling approximately 5.8 acres in Reston, Virginia for $13.5 million. If completed as currently planned, the site will support approximately 507,000 square feet of commercial development.

On August 5, 2003, we acquired the remaining outside interests in the One Freedom Square and Two Freedom Square joint venture properties, which together comprise approximately 832,000 square feet of Class A office buildings in Reston, Virginia. The acquisition was financed with $36.0 million of cash and the assumption of the outside partner’s share of the mortgage debt on the properties of approximately $56.4 million and $35.4 million, respectively. Subsequent to the acquisition, we repaid in full the mortgage debt on the Two Freedom Square property totaling $70.7 million.

On April 1, 2003, we acquired the remaining outside interests in the One and Two Discovery Square joint venture properties, which together comprise approximately 367,000 square feet of Class A office buildings in Reston, Virginia. The acquisition was financed with $18.3 million of cash and the assumption of the outside partner’s share of the mortgage debt on the property of approximately $32.4 million. Subsequent to the acquisition, we repaid in full the mortgage debt on the property totaling $64.7 million.

On March 18, 2003, we sold 2300 N Street in Washington, D.C., a Class A office property totaling approximately 289,000 square feet, for net proceeds of approximately $111.5 million, resulting in a gain on sale of approximately $52.7 million (net of minority interest of $11.6 million).

On February 4, 2003, we sold 875 Third Avenue in midtown Manhattan, New York, a Class A office property totaling approximately 712,000 square feet, for net proceeds of approximately $348.9 million, resulting in a gain on sale of approximately $73.6 million (net of minority interest of $16.6 million).

On January 28, 2003, we sold The Candler Building in Baltimore, Maryland, a Class A office property totaling approximately 541,000 square feet, for net proceeds of approximately $61.9 million, resulting in a loss on sale of approximately $0.3 million.

The sales mentioned above of 875 Third Avenue, The Candler Building and 2300 N Street were structured as like-kind exchanges. Accordingly, taxable gain for federal income tax purposes was not recognized and the tax attributes (including depreciated tax basis and any tax protection covenants for the benefit of former owners) of these disposed properties have been transferred to 399 Park Avenue as the property for which they were exchanged.

Developments

We placed two Class A office properties and one retail property in-service during 2003, which required a total investment during 2003 of approximately $10.7 million, of which $3.6 million was funded through construction loans. Our total investment, including equity and debt, through December 31, 2003 on these properties was $139.3 million. We continued construction on an additional three office properties, including one property in which we have a joint venture interest, and incurred approximately $192.2 million of construction costs during 2003, of which $155.0 million was funded through existing construction loans and the remainder of which was funded using borrowings under our unsecured line of credit and available cash.

Unsecured Debt

On January 17, 2003, Boston Properties Limited Partnership closed an unregistered offering of $175.0 million in aggregate principal amount of its 6.25% senior unsecured notes due 2013. The notes are fungible, and form a single series, with the $750.0 million of notes sold in December 2002. The notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended. The notes were priced at 99.763% of their face amount to yield 6.28%. We used the net proceeds to repay our unsecured bridge loan, a portion of our unsecured line of credit as well as certain construction loans.

On March 18, 2003, Boston Properties Limited Partnership closed an unregistered offering of $300.0 million in aggregate principal amount of its 5.625% senior unsecured notes due April 15, 2015. The notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended. The notes were priced at 99.898% of their face amount to yield 5.636%. We used the net proceeds to refinance the mortgage debt on Five Times Square and for other general business purposes.

On May 22, 2003, Boston Properties Limited Partnership closed an unregistered offering of $250.0 million in aggregate principal amount of its 5.00% senior unsecured notes due June 1, 2015. The notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended. The notes were priced at 99.329% of their face amount to yield 5.075%. We used the net proceeds to repay the mortgage loan secured by the property at 2600 Tower Oaks Boulevard in Rockville, Maryland totaling $31.0 million, to repay amounts then outstanding under our unsecured revolving credit facility described below and for other general business purposes.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 0.35%, in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions that result in the non-compliance with certain customary financial covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.5, and (4) unencumbered asset value of greater than 150% of our unsecured debt. As of December 31, 2003, we were in compliance with each of these financial restrictions and requirements.

Under registration rights agreements with the initial purchasers of our senior unsecured notes, we agreed to use our reasonable best efforts to register with the SEC offers to exchange new notes issued by us, which we refer to as “exchange notes,” for the original notes. We closed the exchange offers relating to the 6.25% senior unsecured notes due January 15, 2013 on June 20, 2003, and we closed the exchange offer relating to the 5.625% senior unsecured notes due April 15, 2015 and 5.00% senior unsecured notes due June 1, 2015 on September 9, 2003. The exchange notes are in the same aggregate principal amount as and have terms substantially identical to the original notes, but the exchange notes are freely tradable by the holders, while the original notes were subject to resale restrictions. The exchange offers did not generate any cash proceeds for us.

As of February 18, 2004, Boston Properties Limited Partnership had investment grade ratings on its senior unsecured notes, as follows:

Rating Organization	Rating
Moody’s	Baa2 (stable)
Standard & Poor’s	BBB (stable)
FitchRatings	BBB (stable)

The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Equity Transactions

On August 12, 2003, Boston Properties Limited Partnership completed the redemption of all of its Series One Preferred units by converting the remaining 2,365,301 Series One preferred units into 2,102,480 common units of limited partnership interest.

During the year ended December 31, 2003, we issued 2,452,791 shares of common stock as a result of stock options being exercised.

Business and Growth Strategies

Business Strategy

Our primary business objective is to maximize return on investment so as to provide our investors with the greatest possible total return. Our strategy to achieve this objective is:

•	to concentrate on a few carefully selected geographic markets, including Boston, Washington D.C., midtown Manhattan and San Francisco, and to be one of the leading, if not the leading, owners and developers in each of those markets. We select markets and submarkets where tenants have demonstrated a preference for high-quality office buildings and other facilities;

•	to emphasize markets and submarkets within those markets where the lack of available sites and the difficulty of receiving the necessary approvals for development and the necessary financing constitute high barriers to the creation of new supply, and where skill, financial strength and diligence are required to successfully develop, finance and manage high-quality office, research and development and/or industrial space and selected retail space;

•	to take on complex, technically challenging projects, leveraging the skills of our management team to successfully develop, acquire or reposition properties which other organizations may not have the capacity or resources to pursue;

•	to concentrate on high-quality real estate designed to meet the demands of today’s tenants who require sophisticated telecommunications and related infrastructure and support services, and to manage those facilities so as to become the landlord of choice for both existing and prospective clients;

•	to opportunistically acquire assets which increase our penetration in the markets in which we have chosen to concentrate and which exhibit an opportunity to improve or preserve returns through repositioning (through a combination of capital improvements and shift in marketing strategy), changes in management focus and re-leasing as existing leases terminate;

•	to explore joint venture opportunities primarily with existing owners of land parcels located in desirable locations, who seek to benefit from the depth of development and management expertise we are able to provide, and our access to capital, and/or to explore joint venture opportunities with strategic institutional partners, leveraging our skills as owners, operators and developers of Class A office space;

•	to pursue on a selective basis the sale of properties to take advantage of our value creation and the demand for our premier properties;

•	to seek third-party development contracts, especially during times when our internal development pipeline is low or when new development is less-warranted due to market conditions, to provide us with additional fee income and to enable us to retain and utilize our existing development and construction management staff; and

•	to enhance our capital structure through our access to a variety of sources of capital.

Growth Strategies

External Growth

We believe that we are well-positioned to realize growth through external asset development and acquisitions. We believe that our development experience and our organizational depth position us to continue to selectively develop a range of property types, from single-story suburban office properties to high-rise urban developments, within budget and on schedule. Other factors that contribute to our competitive position include:

•	our control of sites (including sites under contract or option to acquire) in our markets that will support approximately 11.3 million square feet of new office, hotel and residential development;

•	our reputation gained through the stability and strength of our existing portfolio of properties;

•	our relationships with leading national corporations and public institutions seeking new facilities and development services;

•	our relationships with nationally recognized financial institutions that provide capital to the real estate industry;

•	our track record and reputation for executing acquisitions efficiently provides comfort to domestic and foreign institutions, private investors and corporations who seek to sell commercial real estate in our market areas;

•	our ability to act quickly on due diligence and financing; and

•	our relationships with institutional buyers and sellers of high-quality real estate assets.

We have targeted three areas of development and acquisition as significant opportunities to execute our external growth strategy:

•	Pursue development in selected submarkets. As market conditions improve, we believe that development of well-positioned office buildings will be justified in many of our submarkets. We believe in acquiring land after taking into consideration timing factors relating to economic cycles and in response to market conditions that allow for its development at the appropriate time. While we purposely concentrate in markets with high barriers-to-entry, we have demonstrated throughout our more than 30-year history, an ability to make carefully timed land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities at key locations in our existing and other markets for a well-capitalized developer to acquire land with development potential.

In the past, we have been particularly successful at acquiring sites or options to purchase sites that need governmental approvals. Because of our development expertise, knowledge of the governmental approval process and reputation for quality development with local government regulatory bodies, we generally have been able to secure the permits necessary to allow development and to profit from the resulting increase in land value. We seek out complex projects where we can add value through the efforts of our experienced and skilled management team leading to attractive enhanced returns on investment.

Our strong regional relationships and recognized development expertise have enabled us to capitalize on unique build-to-suit opportunities. We intend to seek and expect to continue to be presented with such opportunities in the near term allowing us to earn relatively significant returns on these development opportunities though multiple business cycles.

•

Acquire assets and portfolios of assets from institutions or individuals. We believe that due to our size, management strength and reputation, we are in an advantageous position to acquire portfolios of assets or individual properties from institutions or individuals. We may acquire properties for cash, but we are also particularly well-positioned to appeal to sellers wishing to convert on a tax-deferred basis their ownership of property into equity in a diversified real estate operating company that offers liquidity through access to the public equity markets in addition to a quarterly dividend. Our ability to offer common and preferred units of limited partnership in Boston Properties Limited Partnership to sellers who would otherwise recognize a taxable gain upon a sale of assets for cash or our common stock may facilitate this type of transaction on a tax-efficient basis. In addition, we may consider mergers with and acquisitions of compatible real estate firms.

•	Acquire existing underperforming assets and portfolios of assets. We continue to actively pursue opportunities to acquire existing buildings that have the potential for increasing returns in the future as a result of active professional management and improving market conditions. These opportunities may include the acquisition of entire portfolios of properties. We believe that because of our in-depth market knowledge and development experience in each of our markets, our national reputation with brokers, financial institutions and others involved in the real estate market and our access to competitively-priced capital, we are well-positioned to identify and acquire existing, underperforming properties for competitive prices and to add significant additional value to such properties through our effective marketing strategies and a responsive property management program. We have developed this strategy and program for our existing portfolio, where we provide high-quality property management services using our own employees in order to encourage tenants to renew, expand and relocate in our properties. We are able to achieve speed and transaction cost efficiency in replacing departing tenants through the use of in-house and third-party vendors’ services for marketing, including calls and presentations to prospective tenants, print advertisements, lease negotiation and construction of tenant improvements. Our tenants benefit from cost efficiencies produced by our experienced work force, which is attentive to preventive maintenance and energy management.

Internal Growth

We believe that significant opportunities will exist in the long term to increase cash flow from our existing properties because they are of high quality and in desirable locations. In addition, our properties are in markets where, in general, the creation of new supply is limited by the lack of available sites, the difficulty of receiving the necessary approvals for development on vacant land and the difficulty of obtaining financing. Our strategy for maximizing the benefits from these opportunities is two-fold: (1) to provide high quality property management services using our employees in order to encourage tenants to renew, expand and relocate in our properties, and (2) to achieve speed and transaction cost efficiency in replacing departing tenants through the use of in-house services for marketing, lease negotiation, and construction of tenant improvements. We believe that once the current economic conditions improve, our office properties will add to our internal growth because of their desirable locations. In addition, we believe that once the current economic conditions improve in the business and leisure travel sector, our hotel properties will add to our internal growth because of their desirable locations in the downtown Boston and East Cambridge submarkets. We expect to continue our internal growth as a result of our ability to:

•	Cultivate existing submarkets and long-term relationships with credit tenants. In choosing locations for our properties, we have paid particular attention to transportation and commuting patterns, physical environment, adjacency to established business centers, proximity to sources of business growth and other local factors.

We had an average lease term of 7.0 years at December 31, 2003 and continue to cultivate long-term leasing relationships with a diverse base of high quality, financially stable tenants. Based on leases in place at December 31, 2003, leases with respect to 6.7% of the total square feet from our Class A office properties will expire in calendar year 2004.

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

•	Replace tenants quickly at best available market terms and lowest possible transaction costs. We believe that we are well-positioned to attract new tenants and achieve rental rates at the higher end of our markets as a result of our well-located, well-designed and well-maintained properties, our reputation for high-quality building services and responsiveness to tenants, and our ability to offer expansion and relocation alternatives within our submarkets.

•	Extend terms of existing leases to existing tenants prior to expiration. We have also successfully structured early tenant renewals, which have reduced the cost associated with lease downtime while securing the tenancy of our highest quality credit-worthy tenants on a long-term basis and enhancing relationships.

Policies with Respect to Certain Activities

The discussion below sets forth certain additional information regarding our investment, financing and other policies. These policies have been determined by our Board of Directors and, in general, may be amended or revised from time to time by our Board of Directors.

Investment Policies

Investments in Real Estate or Interests in Real Estate

Our investment objectives are to provide quarterly cash dividends to our securityholders and to achieve long-term capital appreciation through increases in the value of Boston Properties, Inc. We have not established a specific policy regarding the relative priority of these investment objectives.

We expect to continue to pursue our investment objectives primarily through the ownership of our current properties and other acquired properties. We currently intend to continue to invest primarily in developments of properties and acquisitions of existing improved properties or properties in need of redevelopment, and acquisitions of land that we believe have development potential, primarily in our four core markets—Boston, Washington, D.C., midtown Manhattan and San Francisco. Future investment or development activities will not be limited to a specified percentage of our assets. We intend to engage in such future investment or development activities in a manner that is consistent with the maintenance of our status as a REIT for federal income tax purposes. In addition, we may purchase or lease income-producing commercial and other types of properties for long-term investment, expand and improve the real estate presently owned or other properties purchased, or sell such real estate properties, in whole or in part, when circumstances warrant. We do not have a policy that restricts the amount or percentage of assets that will be invested in any specific property, however, our investments may be restricted by our debt covenants.

We may also continue to participate with third parties in property ownership, through joint ventures or other types of co-ownership. These investments may permit us to own interests in larger assets without unduly restricting diversification and, therefore, add flexibility in structuring our portfolio.

Equity investments may be subject to existing mortgage financing and other indebtedness or such financing or indebtedness as may be incurred in connection with acquiring or refinancing these investments. Debt service on such financing or indebtedness will have a priority over any distributions with respect to our common stock. Investments are also subject to our policy and therefore, not to be treated as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”).

Investments in Real Estate Mortgages

While our current portfolio consists of, and our business objectives emphasize, equity investments in commercial real estate, we may, at the discretion of the Board of Directors, invest in mortgages and other types of real estate interests consistent with our qualification as a REIT. We do not presently intend to invest in mortgages or deeds of trust, but may invest in participating or convertible mortgages if we conclude that we may benefit from the cash flow or any appreciation in value of the property. Investments in real estate mortgages run the risk that one or more borrowers may default under such mortgages and that the collateral securing such mortgages may not be sufficient to enable us to recoup its full investment.

Securities of or Interests in Persons Primarily Engaged in Real Estate Activities

Subject to the percentage of ownership limitations and gross income tests necessary for our REIT qualification, we also may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

Dispositions

Our disposition of properties is based upon management’s periodic review of our portfolio and the determination by the Board of Directors that such action would be in our best interests. Any decision to dispose of a property will be made by our management and approved by a majority of the Board of Directors or a committee there of. Some holders of limited partnership interests in Boston Properties Limited Partnership, including Messrs. Mortimer B. Zuckerman and Edward H. Linde, would incur adverse tax consequences upon the sale of certain of our properties that differ from the tax consequences to us. Consequently holders of limited partnership interests in Boston Properties Limited Partnership may have different objectives regarding the appropriate pricing and timing of any such sale. Such different tax treatment derives in most cases from the fact that we acquired these properties in exchange for partnership interests in contribution transactions structured to allow the prior owners to defer taxable gain. Generally such deferral continues so long as we do not dispose of the properties in a taxable transaction. Unless a sale by us of these properties is structured as a like-kind exchange or in a manner that otherwise allows such deferral to continue, recognition of the deferred tax gain allocable to these prior owners is generally triggered by the sale.

Financing Policies

We do not have a policy limiting the amount of indebtedness that we may incur. However, our mortgages, credit facilities and unsecured debt securities contain customary restrictions, requirements and other limitations on our ability to incur indebtedness. In addition, the agreement of limited partnership of Boston Properties Limited Partnership and our Certificate of Incorporation and Bylaws do not limit the amount or percentage of indebtedness that we may incur. We have not established any limit on the number or amount of mortgages that may be placed on any single property or on our portfolio as a whole.

Our Board of Directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of indebtedness, including the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing and the ability of particular properties and Boston Properties Limited Partnership as a whole to generate cash flow to cover expected debt service.

Policies with Respect to Other Activities

As the sole general partner of Boston Properties Limited Partnership, we have the authority to issue additional common and preferred units of limited partnership interests of Boston Properties Limited Partnership. We have in the past, and may continue in the future, to issue common or preferred units of limited partnership interests of Boston Properties Limited Partnership to persons who contribute their direct or indirect interests in properties to us in exchange for such common or preferred units of limited partnership interest in Boston Properties Limited Partnership. We have not engaged in trading, underwriting or agency distribution or sale of securities of issuers other than Boston Properties Limited Partnership and we do not intend to do so. At all times, we intend to make investments in such a manner as to maintain our qualification as a REIT, unless because of circumstances or changes in the Internal Revenue Code of 1986, as amended (or the Treasury Regulations), our Board of Directors determines that it is no longer in our best interest to qualify as a REIT. We may make loans to third parties, including, without limitation, to joint ventures in which we participate. We intend to make investments in such a way that we will not be treated as an investment company under the 1940 Act. Our policies with respect to these and other activities may be reviewed and modified or amended from time to time by the Board of Directors.

Competition

We compete in the leasing of office and industrial space with a considerable number of other real estate companies, some of which may have greater marketing and financial resources than are available to us. In addition, our hotel properties compete for guests with other hotels, some of which may have greater marketing and financial resources than are available to us and to the manager of our hotels, Marriott ® International, Inc.

Principal factors of competition in our primary business of, owning, acquiring and developing office properties, are the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided, and reputation as an owner and operator of quality office properties in the relevant market. Additionally, our ability to compete depends upon, among other factors, trends of the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

The Hotel Properties

We own our three hotel properties through a taxable REIT subsidiary (“TRS”). The TRS, a wholly-owned subsidiary of Boston Properties Limited Partnership, is the lessee pursuant to leases for each of the hotel properties. As lessor, Boston Properties Limited Partnership is entitled to a percentage of gross receipts from the hotel properties. The hotel leases allow all the economic benefits of ownership to flow to us. Marriott® International, Inc. continues to manage the hotel properties under the Marriott® name and under terms of the existing management agreements. Marriott has been engaged under separate long-term incentive management agreements to operate and manage each of the hotels on behalf of the TRS. In connection with these arrangements, Marriott has agreed to operate and maintain the hotels in accordance with its system-wide standard for comparable hotels and to provide the hotels with the benefits of its central reservation system and other chain-wide programs and services. Under a separate management agreement for each hotel, Marriott acts as the TRS’ agent to supervise, direct and control the management and operation of the hotel and receives as compensation base management fees that are calculated as a percentage of the hotel’s gross revenues, and supplemental incentive fees if the hotel exceeds negotiated profitability breakpoints. In addition, the TRS compensates Marriott, on the basis of a formula applied to the hotel’s gross revenues, for certain system-wide services provided by Marriott, including central reservations, marketing and training. During 2003 and 2002, Marriott received an aggregate of approximately $3.4 million and $5.5 million, respectively, under all three management agreements.

Seasonality

Our hotel properties traditionally have experienced significant seasonality in their operating income, with weighted-average net operating income by quarter over the year ended December 31, 2003 as follows:

First Quarter	Second Quarter	Third Quarter	Fourth Quarter
12%	28%	26%	34%

Corporate Governance

Since May 2003, we have implemented the following corporate governance initiatives to address certain legal requirements promulgated under the Sarbanes-Oxley Act of 2002, as well as the recently adopted New York Stock Exchange corporate governance listing standards:

•	We elected three new independent directors in May 2003 (Messrs. Lawrence S. Bacow, William M. Daley and David A. Twardock);

•	Our Board of Directors determined that Alan J. Patricof, the Chairman of our Audit Committee, qualifies as an “audit committee financial expert” as such term is defined under Item 401 of Regulation S-K. Mr. Patricof is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act;

•	Our Audit Committee adopted our Audit and Non-Audit Services Pre-Approval Policy, which sets forth the procedures and the conditions pursuant to which permissible services to be performed by our independent public accountants may be pre-approved.

•	Our Audit Committee established “Audit Committee Complaint Procedures” for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including the anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

•	Our Board of Directors adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by our directors, officers and employees. A copy of this code is available on our website at http://www.bostonproperties.com under the heading “Investors” and subheading “Governance” and we intend to disclose on this website any amendment to, or waiver of, any provision of this Code applicable to our directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange. A copy of this Code is also available in print to any stockholder upon written request addressed to Investor Relations, Boston Properties, Inc., 111 Huntington Avenue, Boston, MA 02199.

•	Our Board of Directors established an Ethics Hotline that employees may use to anonymously report possible violations of the Code of Business Conduct and Ethics, including concerns regarding questionable accounting, internal accounting controls or auditing matters.

•	Our Board of Directors established and adopted new charters for each of its Audit, Compensation and Nominating and Corporate Governance Committees. Each committee is comprised of three (3) independent directors. A copy of each of these charters is available on our website at http://www.bostonproperties.com under the heading “Investors” and subheading “Governance” and is available in print to any stockholder upon written request addressed to Investor Relations, Boston Properties, Inc., 111 Huntington Avenue, Boston, MA 02199.

•	Our Board of Directors adopted Corporate Governance Guidelines, a copy of which is available on our website at http://www.bostonproperties.com under the heading “Investors” and subheading “Governance” and is available in print to any stockholder upon written request addressed to Investor Relations, Boston Properties, Inc., 111 Huntington Avenue, Boston, MA 02199.

RISK FACTORS

Set forth below are the risks that we believe are material to our investors. We refer to the shares of our common stock and the units of limited partnership interest in Boston Properties Limited Partnership together as our “securities,” and the investors who own shares and/or units as our “securityholders.” This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 34.

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

Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our office, industrial, and hotel properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our securityholders will be adversely affected. The following factors, among others, may adversely affect the income generated by our office, industrial and hotel properties:

•	downturns in the national, regional and local economic climate;

•	competition from other office, hotel and commercial buildings;

•	local real estate market conditions, such as oversupply or reduction in demand for office, hotel or other commercial space;

•	changes in interest rates and availability of financing;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs;

•	civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses;

•	significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a property; and

•	declines in the financial condition of our tenants and our ability to collect rents from our tenants.

We are dependent upon the economic climates of our four core markets—Boston, Washington, D.C., midtown Manhattan and San Francisco.

Over 90% of our revenues in fiscal year 2003 were derived from properties located in our four core markets: Boston, Washington, D.C., midtown Manhattan and San Francisco. As a result of the continued slowdown in economic activity, there has been an increase in vacancy rates for office properties in these markets compared with historical vacancy rates. A continued downturn in the economies of these markets, or the impact that the downturn in the overall national economy may have upon these economies, could result in further reduced demand for office space. Because our portfolio consists primarily of office buildings (as compared to a more diversified real estate portfolio), a decrease in demand for office space in turn could adversely affect our results of operations. Additionally, there are submarkets within our core markets that are dependent upon a limited number of industries. For example in our Washington, D.C. market, we are primarily dependent on leasing office properties to governmental agencies and legal firms, in our midtown Manhattan market we have historically leased properties to financial, legal and other professional firms and in our suburban Boston submarket we have historically leased office buildings to companies in the technology sector. A significant downturn in one or more of these sectors could adversely affect our results of operations.

Our investment in property development may be more costly than anticipated.

We intend to continue to develop and substantially renovate office, industrial and hotel properties. Our current and future development and construction activities may be exposed to the following risks:

•	we may be unable to proceed with the development of properties because we cannot obtain financing on favorable terms;

•	we may incur construction costs for a development project which exceed our original estimates due to increases in interest rates and increased materials, labor, leasing or other costs, which could make completion of the project less profitable because market rents may not increase sufficiently to compensate for the increase in construction costs;

•	we may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project;

•	we may abandon development opportunities after we begin to explore them and as a result we may fail to recover expenses already incurred;

•	we may expend funds on and devote management’s time to projects which we do not complete; and

•	we may be unable to complete construction and/or leasing of a property on schedule.

Investment returns from our developed properties may be lower than anticipated.

Our developed properties may be exposed to the following risks:

•	we may lease developed properties at rental rates that are less than the rates projected at the time we decide to undertake the development; and

•	occupancy rates and rents at newly developed properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investment being less profitable than we expected or not profitable at all.

Our use of joint ventures may limit our flexibility with jointly owned investments.

In appropriate circumstances, we intend to develop and acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. We currently have six joint ventures that are not consolidated with our financial statements. Our share of the aggregate revenue of these joint ventures represents 2.3% of our total revenue (the sum of our total consolidated revenue and our share of such joint venture revenue). We could become engaged in a dispute with any of our joint ventures that might affect our ability to operate a property. In addition, our joint venture partners may have different objectives than we do regarding the appropriate timing and terms of any sale or refinancing of properties. Finally, in many instances, our joint venture partners have competing interests in our markets that could create conflict of interest issues.

We face risks associated with property acquisitions.

We have and intend to continue to acquire properties and portfolios of properties, including large portfolios that could increase our size and result in alterations to our capital structure. Our acquisition activities and their success are subject to the following risks:

•	we may be unable to obtain financing for acquisitions on favorable terms or at all;

•	acquired properties may fail to perform as expected;

•	the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates;

•	acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and this could have an adverse effect on our results of operations and financial condition.

We have acquired in the past and in the future may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in Boston Properties Limited Partnership. This acquisition structure has the effect, among others, of reducing the amount of tax depreciation we can deduct over the tax life of the acquired properties, and typically requires that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases.

Acquired properties may expose us to unknown liability.

We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our results of operations and cash flow. Unknown liabilities with respect to acquired properties might include:

•	liabilities for clean-up of undisclosed environmental contamination;

•	claims by tenants, vendors or other persons against the former owners of the properties;

•	liabilities incurred in the ordinary course of business; and

•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

Competition for acquisitions may result in increased prices for properties.

We plan to continue to acquire properties as we are presented with attractive opportunities. We may face competition for acquisition opportunities with other investors and this competition may adversely affect us by subjecting us to the following risks:

•	we may be unable to acquire a desired property because of competition from other well-capitalized real estate investors, including publicly traded and private REITs, institutional investment funds and other real estate investors;

•	even if we enter into an acquisition agreement for a property, it will likely contain conditions to closing, including completion of due diligence investigations to our satisfaction, which may not be satisfied; and

•	even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price.

We face potential difficulties or delays renewing leases or re-leasing space.

We derive most of our income from rent received from our tenants. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. Also, when our tenants decide not to renew their leases or terminate early, we may not be able to re-let the space. Even if tenants decide to renew or lease net space, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable to us than current lease terms. As a result, our cash flow could decrease and our ability to make distributions to our securityholders could be adversely affected.

We face potential adverse effects from major tenants’ bankruptcies or insolvencies.

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

We may have difficulty selling our properties, which may limit our flexibility.

Large and high-quality office, industrial and hotel properties like the ones that we own could be difficult to sell. This may limit our ability to change our portfolio promptly in response to changes in economic or other conditions. In addition, federal tax laws limit our ability to sell properties that we have owned for fewer than four years and this may affect our ability to sell properties without adversely affecting returns to our securityholders. These restrictions reduce our ability to respond to changes in the performance of our investments and could adversely affect our financial condition and results of operations.

Our ability to dispose of some of our properties is constrained by their tax attributes. Properties which we developed and have owned for a significant period of time or which we acquired through tax deferred contribution transactions in exchange for partnership interests in Boston Properties Limited Partnership often have low tax bases. If we dispose of these properties outright in taxable transactions, we may be required to distribute a significant amount of the taxable gain to our securityholders under the requirements of the Internal Revenue Code for REIT’s like us, which in turn would impact our cash flow. In some cases, without incurring additional costs we may be restricted from disposing of properties contributed in exchange for our partnership interests under tax protection agreements with contributors. To dispose of low basis or tax-protected properties efficiently we often use like-kind exchanges, which qualify for non-recognition of taxable gain, but can be difficult to consummate and result in the property for which the disposed assets are exchanged inheriting their low bases and other tax attributes (including tax protection covenants).

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

In addition, because all three of our hotel properties are located within a two-mile radius in downtown Boston and Cambridge, they are all subject to the Boston market’s fluctuations in demand, increases in operating costs and increased competition from additions in supply.

Because of the ownership structure of our three hotel properties, we face potential adverse effects from changes to the applicable tax laws.

We own three hotel properties. However, under the Internal Revenue Code, REITs like us are not allowed to operate hotels directly or indirectly. Accordingly, we lease our hotel properties to our taxable REIT subsidiary, or TRS. As lessor, we are entitled to a percentage of the gross receipts from the operation of the hotel properties. Marriott International, Inc. manages the hotels under the Marriott® name pursuant to a management contract with the TRS as lessee. While the TRS structure allows the economic benefits of ownership to flow to us, the TRS is subject to tax on its income from the operations of the hotels at the federal and state level. In addition, the TRS is subject to detailed tax regulations that affect how it may be capitalized and operated. If the tax laws applicable to TRS’s are modified, we may be forced to modify the structure for owning our hotel properties, and such changes may adversely affect the cash flows from our hotels. In addition, the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, and we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any of such legislative action may prospectively or retroactively modify the tax treatment of the TRS and, therefore, may adversely affect our after-tax returns from our hotel properties.

Compliance or failure to comply with the Americans with Disabilities Act or other safety regulations and requirements could result in substantial costs.

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

We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) through December 31, 2004, subject to extension by the United States Department of Treasury through December 31, 2005. The Federal Terrorism Risk Insurance Act expires on December 31, 2005, unless extended, and therefore, we cannot currently anticipate whether the Act will renew upon expiration. In connection with the renewal of coverage for the policy year beginning March 1, 2004, we are currently evaluating coverage on terms and amounts comparable to our existing policies, subject to cost and market availability. Our current property insurance coverage carries a $640 million per occurrence limit, including coverage for certified acts of terrorism. Additionally, our 2003 program provides $25 million of coverage for acts of terrorism other than those “certified” under the Federal Terrorism Risk Insurance Act.

We also carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to deductibles and self-insurance that we believe are commercially reasonable. Specifically, we carry earthquake insurance which covers our San Francisco portfolio with a $120 million per occurrence limit and a $120 million aggregate limit, $20 million of which is provided as a direct insurer by IXP, Inc. The amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. As a result of increased costs of coverage and decreased availability, the amount of third party earthquake insurance we may be able to purchase on commercially reasonable terms may be reduced. In addition, we may discontinue earthquake insurance on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.

In January 2002, we formed a wholly-owned taxable REIT subsidiary, IXP, Inc. (“IXP”), to act as a captive insurance company and be one of the elements of our overall insurance program. IXP acts as a primary carrier with respect to a portion of our earthquake insurance coverage for our Greater San Francisco properties. Insofar as we own IXP, we are responsible for its liquidity and capital resources, and the accounts of IXP are part of our consolidated financial statements. If we experience a loss and IXP is required to pay under its insurance policy, we would ultimately record the loss to the extent of IXP’s required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance. In the future IXP may provide additional or different coverage, as a reinsurer or a primary insurer, depending on the availability and cost of third-party insurance in the marketplace and the level of self-insurance that we believe is commercially reasonable.

We continue to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism in particular, but we can not anticipate what coverage will be available on commercially reasonable terms in future policy years. There are other types of losses, such as from wars, acts of nuclear, biological or chemical terrorism or the presence of mold at our properties, for which we cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that we could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and financial condition and results of operations.

Potential liability for environmental contamination could result in substantial costs.

Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties simply because of our current or past ownership or operation of the real estate. If unidentified environmental problems arise, we may have to make substantial payments, which could adversely affect our cash flow and our ability to make distributions to our securityholders because:

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

Some of our properties are located in urban, industrial and previously developed areas where fill or current or historic industrial uses of the areas have caused site contamination. It is our policy to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys with respect to our acquisition of properties. These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents, but do not involve invasive techniques such as soil and ground water sampling. Where appropriate, on a property-by-property basis, our practice is to have these consultants conduct additional testing, including sampling for asbestos, for lead in drinking water, for soil contamination where underground storage tanks are or were located or where other past site usage create a potential environmental problem, and for contamination in groundwater. Even though these environmental assessments are conducted, there is still the risk that:

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

Inquiries about indoor air quality may necessitate special investigation and, depending on the results, remediation beyond our regular indoor air quality testing and maintenance programs. Indoor air quality issues can stem from inadequate ventilation, chemical contaminants from indoor or outdoor sources, and biological contaminants such as molds, pollen, viruses and bacteria. Indoor exposure to chemical or biological contaminants above certain levels can be alleged to be connected to allergic reactions or other health effects and symptoms in susceptible individuals. If these conditions were to occur at one of our properties, we may need to undertake a targeted remediation program, including without limitation, steps to increase indoor ventilation rates and eliminate sources of contaminants. Such remediation programs could be costly, necessitate the temporary relocation of some or all of the property’s tenants or require rehabilitation of the affected property.

We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk.

We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity. Therefore, we are likely to need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of our existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow will not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.

We have agreements with a number of limited partners of Boston Properties Limited Partnership who contributed properties in exchange for partnership interests that require Boston Properties Limited Partnership to maintain for specified periods of time secured debt on certain of our assets and/or allocate partnership debt to such limited partners to enable them to continue to defer recognition of their taxable gain with respect to the contributed property. These tax protection and debt allocation agreements may restrict our ability to repay or refinance debt.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets.

As of December 31, 2003, we had approximately $439 million, and may incur more, of indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will our interest costs, which would adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our securityholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures. We may from time to time enter into agreements such as interest rate swaps, caps, floors and other interest rate hedging contracts with respect to a portion of our variable rate debt. While these agreements may lessen the impact of rising interest rates on us, they also expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable. In addition, an increase in interest rates could decrease the amount third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in respect to changes in economic or other conditions.

Covenants in our debt agreements could adversely affect our financial condition.

The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Our unsecured credit facility, unsecured debt securities and secured construction loans contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt, which we must maintain. Our continued ability to borrow under our credit facilities is subject to compliance with our financial and other covenants. In addition, our failure to comply with such covenants could cause a default under the applicable debt agreement, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. Additionally, in the future our ability to satisfy current or prospective lenders’ insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms.

We rely on debt financing, including borrowings under our unsecured credit facility, issuances of unsecured debt securities and debt secured by individual properties, to finance our acquisition and development activities and for working capital. If we are unable to obtain debt financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. If we breach covenants in our debt agreements, the lenders can declare a default and, if the debt is secured, can take possession of the property securing the defaulted loan. In addition, our unsecured debt agreements contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could materially and adversely affect our financial condition and results of operations.

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our common stock or debt securities.

On February 18, 2004, we had approximately $5.1 billion in total indebtedness outstanding on a consolidated basis (excluding unconsolidated joint venture debt). Debt to market capitalization ratio, which measures total debt as a percentage of the aggregate of total debt plus the market value of outstanding equity securities, is often used by analysts to gauge leverage for equity REITs such as us. Our market value is calculated using the price per share of our common stock. Using the closing stock price of $51.48 per share of our common stock of Boston Properties, Inc. on February 18, 2004, multiplied by the sum of (1) the actual aggregate number of outstanding common partnership units of Boston Properties Limited Partnership (including common partnership units held by us) and (2) the number of common partnership units available upon conversion of preferred partnership units of Boston Properties Limited Partnership, our debt to market capitalization ratio was approximately 43.3% as of February 18, 2004.

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

If we fail to qualify as a real estate investment trust, or REIT, for federal income tax purposes, we will be taxed as a corporation. We believe that we are organized and qualified as a REIT and intend to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot assure you that we are qualified as such, or that we will remain qualified as such in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code as to which there are only limited judicial and administrative interpretations, and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.

In addition, we currently hold certain of our properties through a subsidiary that has elected to be taxed as a REIT and we may in the future determine that it is in our best interests to hold one or more of our other properties through one or more subsidiaries that elect to be taxed as REITs. If any of these subsidiaries fails to qualify as a REIT for federal income tax purposes, then we may also fail to qualify as a REIT for federal income tax purposes.

If we fail to qualify as a REIT we will face serious tax consequences that will substantially reduce the funds available for payment of dividends for each of the years involved because:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes;

•	unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we were disqualified; and

•	all dividends will be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits.

In addition, if we fail to qualify as a REIT, we will no longer be required to pay dividends. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and would adversely affect the value of our common stock.

In order to maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions.

In order to maintain our REIT status, we may need to borrow funds on a short-term basis to meet the real estate investment trust distribution requirements, even if the then prevailing market conditions are not favorable for these borrowings. To qualify as REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. We may need short-term debt or long-term debt, proceeds from asset sales, creation of joint ventures or sale of common stock to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

Limits on changes in control may discourage takeover attempts beneficial to stockholders.

Provisions in our certificate of incorporation and bylaws, our shareholder rights agreement and the limited partnership agreement of Boston Properties Limited Partnership, as well as provisions of the Internal Revenue Code and Delaware corporate law, may:

•	delay or prevent a change of control over us or a tender offer, even if such action might be beneficial to our stockholders and

•	limit our stockholders’ opportunity to receive a potential premium for their shares of common stock over then-prevailing market prices.

Stock Ownership Limit

Primarily to facilitate maintenance of our qualification as a REIT, our certificate of incorporation generally prohibits ownership, directly, indirectly or beneficially, by any single stockholder of more than 6.6% of the number of outstanding shares of any class or series of our equity stock. We refer to this limitation as the “ownership limit.” Our board of directors may waive or modify the ownership limit with respect to one or more persons if it is satisfied that ownership in excess of this limit will not jeopardize our status as a REIT for federal income tax purposes. In addition, under our certificate of incorporation each of Mortimer B. Zuckerman and Edward H. Linde, along with their respective families and affiliates, as well as, in general, pension plans and mutual funds, may actually and beneficially own up to 15% of the number of outstanding shares of any class or series of our equity common stock. Shares owned in violation of the ownership limit will be subject to the loss of rights to distributions and voting and other penalties. The ownership limit may have the effect of inhibiting or impeding a change in control.

Boston Properties Limited Partnership Agreement

We have agreed in the limited partnership agreement of Boston Properties Limited Partnership not to engage in business combinations unless limited partners of Boston Properties Limited Partnership other than Boston Properties, Inc. receive, or have the opportunity to receive, the same consideration for their partnership interests as holders of our common stock in the transaction. If these limited partners would not receive such consideration, we cannot engage in the transaction unless 75% of these limited partners vote to approve the transaction. In addition, we have agreed in the limited partnership agreement of Boston Properties Limited Partnership that we will not complete business combinations in which we receive the approval of our stockholders unless these limited partners are also allowed to vote and the transaction would have been approved had these limited partners been able to vote as stockholders on the transaction. Therefore, if our stockholders approve a business combination that requires a vote of stockholders, the partnership agreement requires the following before we can complete the transaction:

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

Shareholder Rights Plan

We have a shareholder rights plan. Under the terms of this plan, we can in effect prevent a person or group from acquiring more than 15% of the outstanding shares of our common stock, because, unless we approve of the acquisition, after the person acquires more than 15% of our outstanding common stock, all other stockholders will have the right to purchase securities from us at a price that is less than their then fair market value, which would substantially reduce the value and influence of the stock owned by the acquiring person. Our board of directors can prevent the plan from operating by approving the transaction in advance, which gives us significant power to approve or disapprove of the efforts of a person or group to acquire a large interest in our company.

We may change our policies without obtaining the approval of our stockholders.

Our operating and financial policies, including our policies with respect to acquisitions or real estate, growth, operations, indebtedness, capitalization and dividends, are exclusively determined by our board of directors. Accordingly, our stockholders do not control these policies.

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts of key personnel, particularly Mortimer B. Zuckerman, Chairman of our board of directors, and Edward H. Linde, our President and Chief Executive Officer. Among the reasons that Messrs.

Zuckerman and Linde are important to our success is that each has a national reputation, which attracts business and investment opportunities and assists us in negotiations with lenders. If we lost their services, our relationships with lenders, potential tenants and industry personnel could diminish. Mr. Zuckerman has substantial outside business interests that could interfere with his ability to devote his full time to our business and affairs.

Our two Executive Vice Presidents, Chief Financial Officer and other executive officers that serve as managers of our regional offices also have strong reputations. Their reputations aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants and build-to-suit prospects. While we believe that we could find replacements for these key personnel, the loss of their services could materially and adversely affect our operations because of diminished relationships with lenders, prospective tenants and industry personnel.

Conflicts of interest exist with holders of interests in Boston Properties Limited Partnership.

Sales of properties and repayment of related indebtedness will have different effects on holders of interests in Boston Properties Limited Partnership than on our stockholders.

Some holders of interests in Boston Properties Limited Partnership, including Messrs. Zuckerman and Linde, would incur adverse tax consequences upon the sale of certain of our properties and on the repayment of related debt which differ from the tax consequences to us and our stockholders. Consequently, these holders of partnership interests in Boston Properties Limited Partnership may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. While we have exclusive authority under the limited partnership agreement of Boston Properties Limited Partnership to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, subject, in the case of certain properties, to the contractual commitments described below, any such decision would require the approval of our board of directors. As directors and executive officers, Messrs. Zuckerman and Linde could exercise their influence in a manner inconsistent with the interests of some, or a majority, of our stockholders, including in a manner which could prevent completion of a sale of a property or the repayment of indebtedness.

Agreement not to sell some properties.

Under the terms of the limited partnership agreement of Boston Properties Limited Partnership, we have agreed not to sell or otherwise transfer some of our properties, prior to specified dates, in any transaction that would trigger taxable income, without first obtaining the consent of Messrs. Zuckerman and Linde. However, we are not required to obtain their consent if, during the applicable period, each of them does not hold at least 30% of his original interests in Boston Properties Limited Partnership, or if those properties are transferred in a nontaxable event. In addition, we have entered into similar agreements with respect to other properties that we have acquired in exchange for partnership interests in Boston Properties Limited Partnership. Pursuant to those agreements, we are responsible for the reimbursement of tax costs to the prior owners if the subject properties are sold in a taxable sale. Our obligations to the prior owners are generally limited in time and only apply to actual damages suffered. As of December 31, 2003, there were a total of 33 properties subject to these restrictions, and those properties are estimated to have accounted for approximately 55.1% of our total revenue for the year ended December 31, 2003.

Boston Properties Limited Partnership has also entered into agreements providing prior owners of properties with the right to guarantee specific amounts of indebtedness and, in the event that the specific indebtedness they guarantee is repaid or reduced, additional and/or substitute indebtedness. These agreements may hinder actions that we may otherwise desire to take to repay or refinance guaranteed indebtedness because we would be required to make payments to the beneficiaries of such agreements if we violate these agreements.

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

As with other publicly traded equity securities, the value of our common stock depends on various market conditions that may change from time to time. Among the market conditions that may affect the value of our common stock are the following:

•	the extent of investor interest in our securities;

•	the general reputation of real estate investment trusts and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our underlying asset value;

•	investor confidence in the stock and bond markets, generally;

•	national economic conditions;

•	changes in tax laws;

•	our financial performance;

•	change in our credit rating; and

•	general stock and bond market conditions.

The market value of our common stock is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash dividends. Consequently, our common stock may trade at prices that are higher or lower than our net asset value per share of common stock. If our future earnings or cash dividends are less than expected, it is likely that the market price of our common stock will diminish.

The number of shares available for future sale could adversely affect the market price of our stock.

In connection with and subsequent to our initial public offering, we have completed many private placement transactions in which shares of capital stock of Boston Properties, Inc. or partnership interests in Boston Properties Limited Partnership were issued to owners of properties we acquired or to institutional investors. This common stock, or common stock issuable on conversion of preferred stock or in exchange for such partnership interests in Boston Properties Limited Partnership, may be sold in the public securities markets over time under registration rights we granted to these investors. Additional common stock reserved under our employee benefit and other incentive plans, including stock options and restricted stock, may also be sold in the market at some time in the future. Future sales of our common stock in the market could adversely affect the price of our common stock. We cannot predict the effect the perception in the market that such sales may occur will have on the market price of our common stock.

We did not obtain new owner’s title insurance policies in connection with properties acquired during our initial public offering.

We acquired many of our properties from our predecessors at the completion of our initial public offering in June 1997. Before we acquired these properties each of them was insured by a title insurance policy. We did not obtain new owner’s title insurance policies in connection with the acquisition of these properties, however, to the extent we have financed properties acquired in connection with the IPO, we have obtained new title insurance policies. Nevertheless, because in many instances we acquired these properties indirectly by acquiring ownership of the entity which owned the property and those owners remain in existence as our subsidiaries, some of these title insurance policies may continue to benefit us. Many of these title insurance policies may be for amounts less than the current values of the applicable properties. If there was a title defect related to any of these properties, or to any of the properties acquired at the time of our initial public offering, that is no longer covered by a title insurance policy, we could lose both our capital invested in and our anticipated profits from such property. We have obtained title insurance policies for all properties that we have acquired after our initial public offering.

We face possible adverse changes in tax laws.

From time to time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. The shortfall in tax revenues for states and municipalities in recent years may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income and may be assessed interest and penalties on such additional taxes. These increased tax costs could adversely affect our financial condition and results of operations and the amount of cash available for payment of dividends.

Item 2.	Properties

At December 31, 2003, our portfolio consisted of 140 properties totaling 43.9 million net rentable square feet. Our properties consisted of (1) 131 office properties, comprised of 103 Class A office buildings, including three properties under construction and 28 properties that support both office and technical uses, (2) four industrial properties, (3) two retail properties, and (4) three hotels. In addition, we own or control 43 parcels of land for future development. The following table sets forth information relating to the properties we owned, or had an ownership interest in, at December 31, 2003:

Properties	Location	% Leased	Number of Buildings	Net Rentable Square Feet
Class A Office
399 Park Avenue	New York, NY	99.7%	1	1,679,972
Citigroup Center	New York, NY	99.9%	1	1,576,803
800 Boylston Street at The Prudential Center	Boston, MA	96.2%	1	1,175,739
280 Park Avenue	New York, NY	98.5%	1	1,170,080
5 Times Square	New York, NY	100.0%	1	1,101,779
599 Lexington Avenue	New York, NY	98.8%	1	1,018,843
Embarcadero Center Four	San Francisco, CA	94.5%	1	936,788
Riverfront Plaza	Richmond, VA	89.2%	1	906,033
111 Huntington Avenue at The Prudential Center	Boston, MA	99.3%	1	853,672
Embarcadero Center One	San Francisco, CA	95.7%	1	836,582
Embarcadero Center Two	San Francisco, CA	85.9%	1	778,712
Embarcadero Center Three	San Francisco, CA	80.0%	1	768,949

Properties	Location	% Leased	Number of Buildings	Net Rentable Square Feet
Democracy Center	Bethesda, MD	81.6%	3	681,062
100 East Pratt Street	Baltimore, MD	95.1%	1	637,605
Metropolitan Square (51% ownership)	Washington, D.C.	99.1%	1	585,220
Reservoir Place	Waltham, MA	81.7%	1	526,165
601 and 651 Gateway Boulevard	South San Francisco, CA	49.5%	2	509,283
101 Huntington Avenue at The Prudential Center	Boston, MA	80.9%	1	504,628
Embarcadero Center West Tower	San Francisco, CA	100.0%	1	473,774
One and Two Reston Overlook	Reston, VA	94.1%	2	445,354
Two Freedom Square	Reston, VA	100.0%	1	421,502
One Tower Center	East Brunswick, NJ	84.1%	1	412,222
One Freedom Square	Reston, VA	100.0%	1	410,308
Market Square North (50% ownership)	Washington, D.C.	100.0%	1	401,279
Capital Gallery	Washington, D.C.	100.0%	1	396,894
140 Kendrick Street (25% ownership)	Needham, MA	100.0%	3	380,987
One and Two Discovery Square	Reston, VA	98.0%	2	366,939
265 Franklin Street (35% ownership)	Boston, MA	74.6%	1	344,126
Orbital Science Campus	Dulles, VA	100.0%	3	337,228
1333 New Hampshire Avenue Avenue	Washington, D.C.	100.0%	1	315,363
Waltham Weston Corporate Center	Waltham, MA	66.9%	1	306,801
NIMA Building	Reston, VA	100.0%	1	263,870
Reston Corporate Center	Reston, VA	100.0%	2	261,046
Quorum Office Park	Chelmsford, MA	100.0%	2	259,918
611 Gateway Boulevard	South San Francisco, CA	0.0%	1	256,302
Lockheed Martin Building	Reston, VA	100.0%	1	255,244
200 West Street	Waltham, MA	100.0%	1	248,048
500 E Street	Washington, D.C.	100.0%	1	242,769
New Dominion Tech. Park, Building One	Herndon, VA	100.0%	1	235,201
510 Carnegie Center	Princeton, NJ	100.0%	1	234,160
Cambridge Center One	Cambridge, MA	91.0%	1	215,385
Sumner Square Office	Washington, D.C.	100.0%	1	207,620
University Place	Cambridge, MA	100.0%	1	195,282
1301 New York Avenue	Washington, D.C.	100.0%	1	188,358
2600 Tower Oaks Boulevard	Rockville, MD	100.0%	1	178,887
Cambridge Center Eight	Cambridge, MA	100.0%	1	177,226
Newport Office Park	Quincy, MA	44.6%	1	168,829
Lexington Office Park	Lexington, MA	81.1%	2	166,735
191 Spring Street	Lexington, MA	100.0%	1	162,700
206 Carnegie Center	Princeton, NJ	100.0%	1	161,763
210 Carnegie Center	Princeton, NJ	100.0%	1	161,112
10 & 20 Burlington Mall Road	Burlington, MA	97.2%	2	153,048
Cambridge Center Ten	Cambridge, MA	100.0%	1	152,664
214 Carnegie Center	Princeton, NJ	95.4%	1	150,416
Old Federal Reserve	San Francisco, CA	99.8%	1	149,592
212 Carnegie Center	Princeton, NJ	98.5%	1	148,153
506 Carnegie Center	Princeton, NJ	100.0%	1	136,213
508 Carnegie Center	Princeton, NJ	100.0%	1	131,085
Waltham Office Center	Waltham, MA	91.7%	3	129,041
202 Carnegie Center	Princeton, NJ	97.6%	1	128,705
101 Carnegie Center	Princeton, NJ	100.0%	1	123,659

Properties	Location	% Leased	Number of Buildings	Net Rentable Square Feet
504 Carnegie Center	Princeton, NJ	100.0%	1	121,990
91 Hartwell Avenue	Lexington, MA	79.6%	1	121,486
Montvale Center	Gaithersburg, MD	88.7%	1	120,861
40 Shattuck Road	Andover, MA	95.6%	1	120,000
502 Carnegie Center	Princeton, NJ	95.3%	1	116,374
Cambridge Center Three	Cambridge, MA	100.0%	1	107,484
104 Carnegie Center	Princeton, NJ	78.4%	1	102,830
201 Spring Street	Lexington, MA	100.0%	1	102,500
The Arboretum	Reston, VA	100.0%	1	95,584
Bedford Office Park	Bedford, MA	100.0%	1	90,000
33 Hayden Avenue	Lexington, MA	43.3%	1	80,872
Cambridge Center Eleven	Cambridge, MA	100.0%	1	79,616
Decoverly Two	Rockville, MD	100.0%	1	77,747
Decoverly Three	Rockville, MD	83.2%	1	77,040
170 Tracer Lane	Waltham, MA	56.0%	1	75,073
105 Carnegie Center	Princeton, NJ	100.0%	1	69,648
32 Hartwell Avenue	Lexington, MA	100.0%	1	69,154
302 Carnegie Center	Princeton, NJ	100.0%	1	65,135
195 West Street	Waltham, MA	100.0%	1	63,500
100 Hayden Avenue	Lexington, MA	100.0%	1	55,924
181 Spring Street	Lexington, MA	41.2%	1	53,595
211 Carnegie Center	Princeton, NJ	0.0%	1	47,025
204 Second Avenue	Waltham, MA	52.7%	1	40,974
92 Hayden Avenue	Lexington, MA	100.0%	1	31,100
201 Carnegie Center	Princeton, NJ	100.0%	—	6,500

Subtotal for Class A Office Properties		92.6%	100	28,895,735

Retail
Shops at The Prudential Center	Boston, MA	95.5%	1	535,818
Shaws Supermarket at the Prudential Center	Boston, MA	100.00%	1	57,235

Subtotal for Retail Properties		95.9%	2	593,053

Office/Technical Properties
Bedford Office Park	Bedford, MA	100.0%	2	383,704
Hilltop Office Center(1)	South San Francisco, CA	100.0%	9	142,866
Broad Run Business Park, Building E	Dulles,VA	54.7%	1	127,226
7601 Boston Boulevard	Springfield, VA	100.0%	1	103,750
7435 Boston Boulevard	Springfield, VA	100.0%	1	103,557
8000 Grainger Court	Springfield, VA	36.9%	1	90,465
7500 Boston Boulevard	Springfield, VA	100.0%	1	79,971
7501 Boston Boulevard	Springfield, VA	100.0%	1	75,756
Cambridge Center Fourteen	Cambridge, MA	100.0%	1	67,362
164 Lexington Road	Billerica, MA	100.0%	1	64,140
7450 Boston Boulevard	Springfield, VA	100.0%	1	62,402
Sugarland Business Park, Building Two(2)	Herndon, VA	65.9%	1	59,215
7374 Boston Boulevard	Springfield, VA	100.0%	1	57,321
8000 Corporate Court	Springfield, VA	100.0%	1	52,539
Sugarland Business Park, Building One	Herndon, VA	23.0%	1	52,313
7451 Boston Boulevard	Springfield, VA	100.0%	1	47,001
7300 Boston Boulevard	Springfield, VA	100.0%	1	32,000

Properties	Location	% Leased		Number of Buildings	Net Rentable Square Feet
17 Hartwell Avenue	Lexington, MA	100.0%		1	30,000
7375 Boston Boulevard	Springfield, VA	100.0%		1	26,865

Subtotal for Office/Technical Properties		89.4%		28	1,658,453

Industrial Properties
40-46 Harvard Street	Westwood, MA	0%		1	169,273
38 Cabot Boulevard	Langhorne, PA	100.0%		1	161,000
560 Forbes Boulevard	South San Francisco, CA	100.0%		1	40,000
430 Rozzi Place(3)	South San Francisco, CA	100.0%		1	20,000

Subtotal for Industrial Properties		56.6%		4	390,273

Hotel Properties
Long Wharf Marriott	Boston, MA	80.1	%(4)	1	420,000
Cambridge Center Marriott	Cambridge, MA	72.9	%(4)	1	330,400
Residence Inn by Marriott	Cambridge, MA	80.8	%(4)	1	187,474

Subtotal for Hotel Properties				3	937,874

Structured Parking		—			9,388,175

Subtotal for In-Service Properties		92.1%		137	41,863,563

Properties Under Construction (Class A Office Properties)
Times Square Tower	New York, NY	35.0	%(5)	1	1,234,272
901 New York Avenue (25% ownership)	Washington, D.C.	80.0%		1	538,463
New Dominion Tech. Park, Building Two	Herndon, VA	100.0%		1	257,400

Subtotal for Properties Under Construction		55.2%		3	2,030,135

Total Portfolio				140	43,893,698

(1)	Property was sold on February 4, 2004.
(2)	Property was sold on February 10, 2004.
(3)	Property was sold on January 16, 2004.
(4)	Represents the weighted average occupancy for the year ended December 31, 2003. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2003.
(5)	Represents percentage leased as of February 24, 2004.

Top 20 Tenants by Square Feet

	Tenant	Square Feet		% of In Service Portfolio
1	U.S. Government	1,432,271		4.54%
2	Citibank, N.A.	1,231,068		3.90%
3	Ernst and Young	1,064,939		3.38%
4	Shearman & Sterling	585,808		1.86%
5	Lockheed Martin Corporation	567,429		1.80%
6	Gillette Company	485,932		1.54%
7	Parametric Technology Corp.	470,987	(1)	1.49%
8	Wachovia	453,964		1.44%
9	Lehman Brothers	436,723		1.38%
10	Washington Group International	365,245		1.16%
11	Deutsche Bank Trust	346,617		1.10%
12	Orbital Sciences Corporation	337,228		1.07%
13	T. Rowe Price Associates, Inc.	330,313		1.05%
14	TRW, Inc.	312,977		0.99%
15	Hunton & Williams	305,837		0.97%
16	Akin Gump Strauss Hauer & Feld	301,880		0.96%
17	Kirkland & Ellis	294,821	(2)	0.93%
18	Digitas	279,182		0.89%
19	Bingham McCutchen	270,824		0.86%
20	Accenture	265,622		0.84%
	Total % of portfolio square feet			32.15%
	Total % of portfolio revenue			35.80	% (3)

(1)	Includes 380,987 square feet (or 1.31% of the portfolio) from a property in which we own a 25% joint venture interest.
(2)	Includes 159,434 square feet (or 0.55% of the portfolio) from a property in which we own a 51% joint venture interest.
(3)	Includes $16.6 million or 1.40% of revenue from properties in which we own joint venture interests.

Lease Expirations

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized (1) Contractual Rent Under Expiring Leases	Current Annualized (1) Contractual Rent Under Expiring Leases p.s.f.	Annualized (1) Contractual Rent Under Expiring Leases with future Step-ups	Annualized (1) Contractual Rent Under Expiring Leases with future step-ups p.s.f.	Percentage of Total Square Feet
2004	2,250,242	$83,602,346	$37.15(2)	$83,262,285	$37.00	7.1%
2005	2,604,665	94,910,834	36.44	96,406,914	37.01	8.3%
2006	2,623,096	108,236,261	41.26	110,273,691	42.04	8.3%
2007	2,775,093	99,021,159	35.68	102,022,795	36.76	8.8%
2008	1,626,410	68,477,559	42.10	71,378,586	43.89	5.2%
2009	2,861,900	109,707,404	38.33	119,058,594	41.60	9.1%
2010	1,858,463	77,941,503	41.94	85,964,496	46.26	5.9%
2011	2,889,342	116,996,625	40.49	133,008,431	46.03	9.2%
2012	2,270,942	103,804,182	45.71	112,484,842	49.53	7.2%
2013	525,443	21,194,695	40.34	26,637,400	50.70	1.7%
Thereafter	6,796,600	315,948,138	46.49	373,680,426	54.98	21.6%

(1)	Represents the monthly contractual rent under existing leases as of December 31, 2003 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.
(2)	Includes $1.8 million of contractual rent from the Prudential Center retail kiosks and carts. Each kiosk and cart is allocated one hundred square feet.

Item 3.	Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange under the symbol “BXP.” The high and low sales prices for the periods indicated in the table below were:

Quarter Ended	High	Low	Distributions
December 31, 2003	$48.47	$43.40	$.63	(a)
September 30, 2003	45.50	41.26	.63
June 30, 2003	44.83	38.00	.63
March 31, 2003	39.44	34.80	.61
December 31, 2002	37.49	33.30	.61
September 30, 2002	40.00	32.95	.61
June 30, 2002	41.55	37.70	.61
March 31, 2002	39.95	35.70	.58

(a)	Paid on January 30, 2004 to stockholders of record on December 30, 2003.

At February 18, 2004, we had approximately 1,272 stockholders of record. This does not include beneficial owners for whom Cede & Co. or others act as nominee.

In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our taxable income (not including net capital gains). We have adopted a policy of paying regular quarterly distributions on our common stock, and cash distributions have been paid on our common stock since our initial public offering. Distributions are declared at the discretion of the Board of Directors and depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors the Board of Directors may consider relevant.

During the three months ended December 31, 2003, we issued 2,499 shares of common stock in exchange for 2,499 units of limited partnership held by certain limited partners of Boston Properties Limited Partnership. These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. We are relying on the exemption based upon factual representations received from the limited partners who received these shares.

Item 6.	Selected Financial Data

The following table sets forth our selected financial and operating data on an historical basis, which has been revised for the reclassification of losses from early extinguishments of debt, in accordance with SFAS No. 145 and the disposition of properties during 2002 and 2003 which have been reclassified as discontinued operations, for the periods presented, in accordance with SFAS No. 144. Refer to Notes 15 and 22 of the Consolidated Financial Statements. The following data should be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

Our historical operating results may not be comparable to our future operating results.

	For the year ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Information:
Total revenue	$1,309,628	$1,184,915	$985,519	$843,233	$740,116

Expenses:
Rental operating	400,639	368,047	313,821	264,222	234,932
Hotel operating	52,250	31,086	—	—	—
General and Administrative	45,359	47,292	38,312	35,659	29,455
Interest	299,436	263,067	211,391	204,900	193,135
Depreciation and Amortization	210,072	179,726	143,460	127,634	114,137
Net derivative losses	1,038	11,874	26,488	—	—
Loss from early extinguishment of debt	1,474	2,386	—	433	—
Loss on investments in securities	—	4,297	6,500	—	—

Income before income from unconsolidated joint ventures and minority interests	299,360	277,140	245,547	210,385	168,457
Income from unconsolidated joint ventures	6,016	7,954	4,186	1,758	468
Minority interests	(73,038)	(71,809)	(68,535)	(72,267)	(65,865)

Income before gain (loss) on sale of real estate	232,338	213,285	181,198	139,876	103,060
Gain (loss) on sale of real estate, net of minority interest	57,574	186,810	6,505	(234)	6,467
Gain on sale of land held for development, net of minority interest	—	3,633	2,584	—	—

Income before discontinued operations	289,912	403,728	190,287	139,642	109,527
Discontinued operations, net of minority interest	75,410	40,655	24,512	13,356	10,249

Income before cumulative effect of a change in accounting principle	365,322	444,383	214,799	152,998	119,776
Cumulative effect of a change in accounting principle, net of minority interest	—	—	(6,767)	—	—

Net income before preferred dividend	365,322	444,383	208,032	152,998	119,776
Preferred dividend	—	(3,412)	(6,592)	(6,572)	(5,829)

Net income available to common shareholders	$365,322	$440,971	$201,440	$146,426	$113,947

Basic earnings per share:
Income before discontinued operations and cumulative effect of a change in accounting principle	$2.99	$4.30	$2.04	$1.86	$1.57
Discontinued operations, net of minority interest	0.78	0.43	0.27	0.19	0.15
Cumulative effect of a change in accounting principle, net of minority interest	—	—	(0.07)	—	—

Net Income	$3.77	$4.73	$2.24	$2.05	$1.72

Weighted average number of common shares outstanding	96,900	93,145	90,002	71,424	66,235

Diluted earnings per share:
Income before discontinued operations and cumulative effect of a change in accounting principle	$2.94	$4.23	$1.99	$1.83	$1.56
Discontinued operations, net of minority interest	0.77	0.43	0.27	0.18	0.15
Cumulative effect of a change in accounting principle, net of minority interest	—	—	(0.07)	—	—

Net Income	$3.71	$4.66	$2.19	$2.01	$1.71

Weighted average number of common and common equivalent shares outstanding	98,486	94,612	92,200	72,741	66,776

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet information:
Real estate, gross	$8,983,260	$8,670,711	$7,457,906	$6,112,779	$5,609,424
Real estate, net	7,981,825	7,847,778	6,738,052	5,526,060	5,138,833
Cash	22,686	55,275	98,067	280,957	12,035
Total assets	8,551,100	8,427,203	7,253,510	6,226,470	5,434,772
Total indebtedness	5,004,720	5,147,220	4,314,942	3,414,891	3,321,584
Minority interests	830,133	844,581	844,740	877,715	781,962
Convertible redeemable preferred stock	—	—	100,000	100,000	100,000
Stockholders’ equity	2,400,163	2,159,590	1,754,073	1,647,727	1,057,564

	For the year ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Other Information:
Funds from operations available to common shareholders (1)	$411,222	$382,770	$323,227	$247,371	$196,101
Funds from operations available to common shareholders, as adjusted (1)	412,073	399,489	337,823	247,371	196,101
Dividends per share	2.50	2.41	2.27	2.04	1.75
Cash flow provided by operating activities	488,275	437,380	419,403	329,474	303,469
Cash flow provided by (used in) investing activities	97,496	(1,017,283)	(1,303,622)	(563,173)	(654,996)
Cash flow provided by (used in) financing activities	(618,360)	537,111	701,329	502,621	351,396
Total square feet at end of year	43,894	42,411	40,718	37,926	35,621
Leased rate at end of year	92.1%	93.9%	95.3%	98.9%	98.4%

(1)	Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or “FFO,” by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Amounts represent our share, which was 82.06%, 81.98%, 81.23%, 74.76%% and 73.55% for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO after specific supplemental adjustments, including net derivative losses and early surrender lease adjustments. Although our FFO as adjusted clearly differs from NAREIT’s definition of FFO, as well as that of other REITs and real estate companies, we believe it provides a meaningful supplemental measure of our operating performance. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO and FFO as adjusted should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.

A reconciliation of Funds from Operations and Funds From Operations, as adjusted, to net income available to common shareholders computed in accordance with GAAP is provided under the heading of “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Forward Looking Statements

This Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the captions “Business and Growth Strategies,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

•	risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments;

•	failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

•	risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

•	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

•	costs of compliance with the Americans with Disabilities Act and other similar laws;

•	potential liability for uninsured losses and environmental contamination;

•	risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and possible adverse changes in tax and environmental laws; and

•	risks associated with our dependence on key personnel whose continued service is not guaranteed.

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

Overview

We are a fully integrated self-administered and self-managed REIT and one of the largest owners and developers of Class A office properties in the United States. Our properties are concentrated in four core markets—Boston, midtown Manhattan, Washington, D.C. and San Francisco. We generate revenue and cash primarily by leasing our Class A office space to our tenants. Factors we consider when we lease space include creditworthiness of the tenant, the length of the lease, the rental rate to be paid, costs of tenant improvements, operating costs and real estate taxes, vacancy and general economic factors.

Our industry’s performance is generally predicated on a sustained pattern of job growth. In 2003, while the overall United States economy began to demonstrate sustained overall economic growth, there were few indications that the economy was creating jobs at a pace sufficient to lead to increased demand for our office space. We continued to operate in a period of weak fundamentals, evidenced by relatively high vacancy and correspondingly lower market rents.

Our corporate strategy of owning high-quality office buildings concentrated in strong, supply-constrained markets and emphasizing long-term leases to creditworthy tenants lessened the overall impact of the weak fundamentals in the operating environment by limiting our lease expiration exposure both from natural lease expirations and from terminations due to tenant defaults. This ameliorated the potential decline in gross revenues even as we renewed or re-let space at lower rents and enabled us to experience only a very slight decline in our portfolio occupancy.

In the face of these challenging market conditions, we have followed a disciplined approach to managing our operations by focusing primarily on enhancing the value of our existing portfolio through strategic sales and successful leasing efforts and by solidifying our capital structure through the refinancing of a significant portion of our variable-rate debt with long-term fixed-rate. At the same time, we continued to selectively pursue new acquisition and development opportunities. The highlights of our 2003 activity reflect this strategy.

•	We sold three real estate assets for gross sales prices totaling $555 million. We also leveraged our strong relationships to acquire $298 million of interests in real estate assets in the Washington, D.C. area.

•

We completed the construction and lease-up of two development projects, the 422,000 square-foot Two Freedom Square building in the Washington, D.C. suburb of Reston, Virginia and the 57,000 square foot

Shaws supermarket at the Prudential Center in Boston. These buildings were 100% leased upon completion.

•	We have three remaining development projects: New Dominion Technology Park, Building Two; Times Square Tower; and 901 New York Avenue. New Dominion Technology Park, Building Two is a 257,400 square-foot building located in the Washington D.C. suburb of Herndon, VA and that is 100% leased to the General Services Administration. Times Square Tower is a 47 story building with 1.2 million net rentable square feet. Times Square Tower, a portion of which will be placed into service in the spring of 2004, is currently approximately 35% leased. This building was originally 60% pre-leased to Arthur Andersen, but that lease was terminated in the wake of that firm’s demise. 901 New York Avenue is a 538,500 square foot building located in Washington, D.C. in which we have a 25% interest. This building is 80% leased as of December 31, 2003.

•	We did not commence construction on any new office developments in 2003 although during the year we purchased land and formed joint ventures with land owners that will offer the opportunity to commence development in 2004 or beyond.

•	The strength of our portfolio supplemented with the acquisitions and new developments that were brought on-line in 2003 allowed us to increase our total revenue by 10.5% in 2003.

•	We refinanced $725 million of variable-rate debt with unsecured fixed-rate debt at an average interest rate of 5.60% with maturities ranging from 10 to 12 years. We also entered into amended loan agreements with existing lenders on $150.6 million of debt during the year. At the end of 2003, our fixed-rate debt represents 91.2% of our total outstanding debt. Our variable-rate debt at the end of 2003 consisted of our two construction facilities associated with our two remaining development projects and our unsecured revolving credit facility. We believe that the matching of our long-term fixed-rate debt financing with the long duration of our leases represents an appropriately prudent financial structure, but this has come with the short-term cost of greater interest expense than we would have incurred with variable-rate debt financing.

We are optimistic that market conditions will not deteriorate further. However, without strong job growth in our markets, we do not expect to see significant improvement in occupancy or rental rates during 2004. We are well positioned to weather a continuation of the current operating environment and prosper when sustained job growth resumes. If such job growth is accompanied by a rising interest rate environment, we will have a financial platform that will enable us to realize the benefits of our long-term fixed-rate debt.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Real Estate

Upon acquisitions of real estate, we assess the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, above and below market leases, origination costs, acquired in-

place leases, other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, and allocate the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings at replacement cost. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenant’s credit quality and expectations of lease renewals. Based on our acquisitions to date, our allocation to customer relationship intangible assets has been immaterial.

We record acquired “above and below” market leases at their fair value; using a discount rate which reflects the risks associated with the leases acquired, equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

Real estate is stated at depreciated cost. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development.

Management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be “long-lived assets to be held and used” as defined by SFAS No. 144 are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted on January 1, 2002, requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) on the eventual disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). Following the classification of a property as “held for sale”, no further depreciation is recorded on the assets.

A variety of costs are incurred in the acquisition, development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited.

Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgement. Our capitalization policy on our development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction.

Investments in Unconsolidated Joint Ventures

Except for ownership interests in a variable interest entity, we account for our investments in joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years. Under the equity method of accounting, our net equity is reflected on the consolidated balance sheets, and our share of net income or loss from the joint ventures is included on the consolidated statements of operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses, however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds.

We serve as the development manager for the joint venture at 901 New York Avenue currently under development. The profit on development fees received from this joint venture is recognized to the extent attributable to the outside interest in the joint venture.

Revenue Recognition

Base rental revenue is reported on a straight-line basis over the terms of our respective leases. In accordance with SFAS No. 141, we recognize rental revenue of acquired in-place “above and below” market leases at their fair value over the terms of the respective leases. Accrued rental income represents rental income recognized in excess of rent payments actually received pursuant to the terms of the individual lease agreements. We maintain an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or geographic specific credit considerations. If our estimates of collectibility differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases was approximately 7.0 years as of December 31, 2003. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and continual monitoring of our portfolio to identify potential problem tenants.

Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized as revenue in the period the expenses are incurred. Tenant reimbursements are recognized and presented in accordance with Emerging Issues Task Force, or EITF, Issue 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”, or Issue 99-19. Issue 99-19 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk.

Our hotel revenues are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. Hotel revenues are recognized as earned.

We record our development fees earned on real estate projects on a straight-line basis over the development period, which approximates the percentage of completion method described in SOP 81-1 and provides a more accurate measurement over the period of fees earned. Management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis, since such fees are contingent upon the collection of rents.

Gains on sales of real estate are recognized pursuant to the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” The specific timing of the sale is measured against various criteria in SFAS No.66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Depreciation and Amortization

We compute depreciation and amortization on our properties using the straight-line method based on estimated useful asset lives. In accordance with SFAS No. 141, we allocate the acquisition cost of real estate to land, building, tenant improvements, acquired “above-” and “below-” market leases, origination costs and acquired in-place leases based on an assessment of their fair value and depreciate or amortize these assets over their useful lives. The amortization of acquired “above-” and “below-” market leases and acquired in-place leases is recorded as an adjustment to revenue and depreciation and amortization, respectively, in the Consolidated Statements of Operations.

Fair Value of Financial Instruments

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001.

Commencing during the third quarter of 2002, we began reporting on a consolidated basis the gross operating revenues and expenses associated with the ownership of our hotels through our taxable REIT subsidiary, whereas in the past we only reported net lease payments and real estate taxes. As a result the reporting of the hotel operations for the year ended December 31, 2003 is not directly comparable to the year ended 2002. Therefore, hotel revenue and hotel expenses have been presented on a net basis for the twelve month period ended December 31, 2003 (otherwise entitled “Hotel Net Operating Income”) to provide a basis of comparison to prior periods.

As of December 31, 2003 and 2002, we owned 140 properties and 142 properties, respectively (we refer to all of the properties that we own as our “Total Portfolio”). Our property operations, including property management, development and leasing are regionally aligned with the objective of becoming the dominant landlord in our core markets. Management reviews operating and financial data for each property separately and independently from all other properties. Major decisions regarding the allocation of financing, investing, information technology and capital allocation are made in conjunction with the input of senior management located in our corporate headquarters.

As a result of changes in 2002 within our Total Portfolio, the financial data presented below shows significant changes in revenues and expenses from period to period. We do not believe our period to period financial data are comparable due to the changes in our Total Portfolio. Therefore, the comparison of operating results for the years ended December 31, 2003, 2002 and 2001 show changes resulting from properties that we owned for each period compared (we refer to this comparison as our “Same Property Portfolio” for the applicable period) and the changes attributable to our Total Portfolio. This table includes a reconciliation from Same Property Portfolio to Total Portfolio by also providing information for the properties which were sold, acquired or placed into service for the years ended December 31, 2003, 2002 and 2001.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

The table below shows selected operating information for the Same Property Portfolio and the Total Portfolio. The Same Property Portfolio consists of 122 properties, including three hotels and four properties in which we have joint venture interests, acquired or placed in service on or prior to January 1, 2002 and owned by us through December 31, 2003. The Total Property Portfolio includes the effect of the other properties either placed in service or acquired after January 1, 2002 or disposed of on or prior to December 31, 2003. This table includes a reconciliation from Same Property Portfolio to Total Portfolio by also providing information for the properties which were sold, acquired or placed into service for the years ended December 31, 2003 and 2002. Our net property operating margins, which are defined as rental revenue less operating expenses exclusive of the three hotel properties for the year ended December 31, 2003 and 2002 were 67%.

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed in Service		Total Portfolio
(dollars in thousands)	2003	2002	Increase/ (Decrease)	% Change	2003	2002	2003	2002	2003	2002	2003	2002		Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$925,770	$921,089	$4,681	0.51%	$2,893	$46,285	$153,832	$33,885	$130,528	$103,027	$1,213,023	$1,104,286		$108,737	9.85%
Termination Income	6,142	6,820	(678)	-9.94%	—	—	—	—	—	—	6,142	6,820		(678)	-9.94%

Total Rental Revenue	931,912	927,909	4,003	0.43%	2,893	46,285	153,832	33,885	130,528	103,027	1,219,165	1,111,106	(1)	108,059	9.73%

Operating Expenses	329,921	320,979	8,942	2.79%	865	11,912	38,496	8,611	31,357	23,359	400,639	364,860	(2)	35,779	9.81%

Net Operating Income, excluding hotels	601,991	606,930	(4,939)	-0.81%	2,028	34,373	115,336	25,274	99,171	79,668	818,526	746,246		72,280	9.69%

Hotel Net Operating Income (3)	17,833	23,284	(5,451)	-23.41%	—	—	—	—	—	—	17,833	23,284		(5,451)	-23.41%

Consolidated Net Operating Income (3)	619,824	630,214	(10,390)	-1.65%	2,028	34,373	115,336	25,274	99,171	79,668	836,359	769,530		66,829	8.68%

Other Revenue:
Development and Management Services											17,347	10,748		6,599	61.40%
Interest and Other											3,033	5,504		(2,471)	-44.89%

Total Other Revenue											20,380	16,252		4,128	25.40%
Other Expenses:
General and administrative											45,359	47,292		(1,933)	-4.09%
Interest											299,436	263,067		36,369	13.82%
Depreciation and amortization	155,730	147,579	8,151	5.52%	275	4,616	26,120	5,202	27,947	22,329	210,072	179,726		30,346	16.88%
Net derivative losses											1,038	11,874		(10,836)	-91.26%
Loss from early extinguishment of debt											1,474	2,386		(912)	-38.22%
Loss on investments in securities											—	4,297		(4,297)	-100.00%

Total Other Expenses	155,730	147,579	8,151	5.52%	275	4,616	26,120	5,202	27,947	22,329	557,379	508,642		48,737	9.58%
Income before minority interests	464,094	482,635	(18,541)	-3.84%	1,753	29,757	89,216	20,072	71,224	57,339	299,360	277,140		22,220	8.02%
Income from unconsolidated joint ventures	$3,041	$4,738	$(1,697)	-35.82%	—	—	$2,975	$3,216	—	—	6,016	7,954		(1,938)	-24.37%

Income from discontinued operations, net of minority interest											2,176	15,310		(13,134)	-85.79%
Minority interests in property partnerships											1,604	2,171		(567)	-26.12%
Minority interest in Operating Partnership											(74,642)	(73,980)		(662)	0.89%
Gains on sales of real estate, net of minority interest											57,574	186,810		(129,236)	-69.18%
Gains on sales of land held for development, net of minority interest											—	3,633		(3,633)	-100.00%
Gains on sales of real estate from discontinued operations, net of minority interest											73,234	25,345		47,889	188.95%
Preferred dividend											—	(3,412)		(3,412)	-100.00%

Net Income available to common shareholders											$365,322	$440,971		$(75,649)	-17.16%

(1)	Excludes Hotel Revenue of $12,771 for the year ended December 31, 2002. This amount is included as part of Total Revenue on the Consolidated Statements of Operations and has been included as part of Hotel Net Operating Income in the table above.
(2)	Excludes Hotel Operating Expenses of $3,187 for the year ended December 31, 2002. This amount is included as part of Hotel Operating Expenses on the Consolidated Statements of Operations and has been included as part of Hotel Net Operating Income in the table above.
(3)	See Page 39 for a discussion of Hotel Net Operating Income. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see Page 62.

Rental Revenue

The increase in rental revenue of $108.7 million in the Total Portfolio primarily relates to new leases signed and in place in connection with the acquisition of 399 Park Avenue in the third quarter of 2002, the purchase of the remaining interests in One and Two Discovery Square as of April 1, 2003 and the purchase of the remaining interests in One and Two Freedom Square as of August 5, 2003, as well as the purchase of 1333 New Hampshire Avenue. These additions to the portfolio increased revenue by approximately $119.9 million, as described below:

		Revenue for the year ended
Property	Date Acquired	2003	2002	Change
		(in thousands)
399 Park Avenue	September 25, 2002	$129,033	$33,885	$95,148
One and Two Discovery Square	April 1, 2003	9,542	—	9,542
One and Two Freedom Square	August 5, 2003	11,732	—	11,732
1333 New Hampshire Ave	October 8, 2003	3,525	—	3,525

Total Additions		$153,832	$33,885	$119,947

This increase was offset by a decrease of $43.3 million due to the sale of One and Two Independence Square and 2300 N Street during 2002 and 2003 that have not been classified as discontinued operations due to our continuing involvement in the management of the properties. In addition, the placing into service of Five Times Square in the first quarter of 2002, continued lease-up of 111 Huntington Avenue, Waltham Weston Corporate Center which was placed into service during 2003 and the addition of Shaws Supermarket in Boston added revenue of $27.5 million. The overall increase in the remaining Same Property Portfolio reflects declining base rents of approximately $6.3 million and a slight decrease in occupancy offset by an increase in straight line rents of $5.6 million resulting from increased free rent periods on renewals during 2003 as well as an increase in operating expense reimbursements related to higher operating expenses.

Termination Income

Termination income for the year ended December 31, 2003 was related to 21 tenants across the portfolio that terminated their leases and made termination payments totaling approximately $6.1 million. This compared to termination income earned for the year ended December 31, 2002 related to 23 tenants totaling $6.8 million. As the business climate continues to improve, we expect termination income will dissipate to levels below 2003 and 2002.

Development and Management Services

The increase in development and management services income of $6.6 million primarily resulted from the recognition of fees in the current year on certain third-party development projects, some of which began in 2002, and an overall increase in management fees due to the continuing involvement in properties sold during 2003. Development fees increased by $2.8 million on the 90 Church Street project in New York City related to the services provided to remediate damages resulting from the events of September 11, 2001. There was an overall increase of $1.1 million in development fees in Washington, D.C. on the National Institute of Health and 901 New York Avenue projects. During 2003, approximately $1.8 million was recognized as development fees on the construction of the residential building, The Belvidere in Boston, MA. The remaining increases relate to new management agreements entered into with the sale of 2300 N Street and One and Two Independence Square for the year ended December 31, 2003. Our third-party revenue is project specific and highly dependent on our ability to secure third-party development contracts.

Interest and Other Income

Interest and other income decreased by $2.5 million in the Total Portfolio for the year ended December 31, 2003. Of the total variance, $1.0 million is a result of interest earned on a note receivable related to the sale of real estate in September 2002. In addition, during 2002 there was a one-time refund of approximately $1.3 million, which related to the resolution of a prior-year tax matter.

Operating Expenses

Property operating expenses in the Total Portfolio (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) increased by $35.8 million. Approximately $29.8 million of the increase is due to the additions of 399 Park Avenue, 1333 New Hampshire Avenue, One and Two Discovery Square and One and Two Freedom Square. The increases were offset by a decrease of $11.0 million related to One and Two Independence Square and 2300 N Street which were sold during 2002 and 2003 and that have not been classified as discontinued operations due to our continuing involvement in the management of the properties. In addition, the continued lease-up of 111 Huntington Avenue, Five Times Square and Waltham Weston Corporate Center properties which were placed into service during 2002 and the placing into service Shaws Supermarket in Boston added approximately $8.0 million of operating expenses. The remaining increases are due to the overall increase in Same Property Portfolio operating expenses of $8.9 million.

Property operating expenses in the Same Property Portfolio increased during the year ended December 31, 2003 primarily due to increases in real estate taxes of $6.7 million, or 5.7%, and increases in insurance of $2.3 million, or 22.3%. The increases in real estate taxes are due to higher property tax assessments and rate increases, specifically in New York, which represented $5.1 million of the increase. Increases in insurance premiums in the Same Property Portfolio and Total Portfolio are related to increases in premium rates on existing coverage as well as the increased cost to purchase coverage under the federal Terrorism Risk Insurance Act of 2002. Other decreases were mainly due to an overall decrease in occupancy from 93.9% at December 31, 2002 to 92.1% at December 31, 2003.

Hotel Net Operating Income

Net operating income for the hotel properties decreased by $5.5 million or approximately 23.41% for the year ended December 31, 2003 compared to the year ended December 31, 2002. These decreases are due to the ongoing downturn being experienced in business travel and the tourism industry in the Boston market. While our Boston area hotels have yet to show any meaningful improvement, we are cautiously optimistic that they will gradually recover in 2004 with the Democratic National Convention and a number of other city-wide events scheduled to be held in Boston.

The following reflects our occupancy and rate information for the three hotel properties for the years ended December 31, 2003 and 2002:

	2003	2002
Occupancy	77.3%	80.7%
Average daily rate	$166.40	$181.13
Revenue per available room, REVPAR	$128.78	$146.25

Other Expenses

General and Administrative

General and administrative expenses in the Total Portfolio decreased during the year ended December 31, 2003 as compared to the year ended December 31, 2002 by $1.9 million or 4.09%. A decrease of $2.8 million is related to the write-off of unrecoverable leasing commissions related to our termination of the lease with Arthur Andersen for 620,947 square feet at the Times Square Tower during the second quarter of 2002. In addition, an increase of $2.2 million is attributed to changes in the form of equity-based compensation, as further described below.

In 2003, we transitioned to using solely restricted stock and/or long-term incentive plan units of limited partnership, or LTIP units, as opposed to granting stock options and restricted stock, under the 1997 Stock Option and Incentive Plan as our primary vehicle for employee equity compensation. Employees vest in restricted stock and LTIP units over a five-year term. Restricted stock and LTIP units are measured at fair value on the date of grant based on the number of shares or units granted and the price of our Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. To the extent restricted stock or LTIP units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “Stock-based compensation.” Stock-based compensation expense associated with restricted stock was $2.2 million during the year ended December 31, 2003. Stock-based compensation associated with $6.1 million of restricted stock that was granted in January 2003 will generally be expensed ratably as such restricted stock vests over a five-year vesting period. Stock-based compensation associated with approximately $9.4 million of restricted stock and LTIP units that were granted in January 2004 will also be incurred ratably as such restricted stock and LTIP units vest. To the extent we continue our policy of granting restricted equity awards we will continue to experience higher costs associated with equity based compensation until 2008 at which time the incremental increase associated with each year’s award will be fully realized.

Interest Expense

Interest expense for the Total Portfolio increased as a result of our strategic decision to replace our variable rate debt with primarily unsecured fixed rate debt and a decrease in the amount of capitalized interest on development projects. This was primarily due to placing into service and cessation of interest capitalization on Five Times Square, 111 Huntington Avenue, Two Freedom Square, Shaw’s Supermarket and 611 Gateway and the issuance of $1.5 billion of unsecured fixed-rate senior notes (including $750 million issued in December 2002). Our total debt outstanding at December 31, 2003 was approximately $5.0 billion compared to $5.1 billion at December 31, 2002.

	December 31,
	2003	2002
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$4,566,188	$3,890,196
Variable rate	438,532	1,257,024

Total	$5,004,720	$5,147,220

Percent of total debt:
Fixed rate	91.24%	75.58%
Variable rate	8.76%	24.42%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.67%	6.99%
Variable rate	2.87%	3.04%

Total	6.33%	6.03%

Depreciation and Amortization

Depreciation and amortization expense for the Total Portfolio increased as a result of the additions and placing into service of Five Times Square, 111 Huntington Avenue, 399 Park Avenue, One and Two Discovery Square, One and Two Freedom Square, 611 Gateway, 1333 New Hampshire Avenue and other properties which we acquired or placed in service after January 1, 2002. The increases were offset by decreases of $4.3 million related to properties that were sold during 2002 and 2003 that were not classified as discontinued operations.

Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the year ended December 31, 2003 and 2002 were $5.0 million and $5.1 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the year ended December 31, 2003 and 2002 was $19.2 million and $22.5 million, respectively. These costs are not included in the interest expense referenced above.

Net Derivative Losses

Net derivative losses for the Total Portfolio represent the mark-to-market and cash settlements of our derivative contracts, consisting of interest rate swaps, payments that were not effective for accounting purposes. The fair value of our derivative contract which was $8.2 million at December 31, 2003, is included on our balance sheets. As a result of our contract modification in August 2003 we will have no further earnings volatility on the remaining derivative contract. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk.

Joint Ventures

The decrease in income from unconsolidated joint ventures in the Total Portfolio as well as the Same Property Portfolio is related to the purchase of the remaining interests in One and Two Discovery Square and One and Two Freedom Square. One and Two Discovery Square are included in the Total Portfolio Revenue as of April 1, 2003. One and Two Freedom Square are included in the Total Portfolio Revenue as of August 5, 2003. The reclassification of these properties caused the overall income from joint ventures to decrease for the year ended December 31, 2003.

Other

Gains on sales of real estate for the year ended December 31, 2003 related to the sale of 2300 N Street in the first quarter for a gain of $52.9 million. In the second and third quarter, there was a transfer of certain mortgage issuance costs, as described in Note 6 to the Consolidated Financial Statements that resulted in a gain of $4.8 million (net of minority interest share of $1.0 million.) Gains on sales of real estate for the year ended December 31, 2002 related to the sale of One and Two Independence Square were not included in discontinued operations as we have continuing involvement through a third party management agreement after the sale.

The decrease in income from discontinued operations for the year ended December 31, 2003 was a result of the discontinued properties being sold during the first quarter of 2003. Accordingly, unlike in 2002 we did not recognize a full quarter of revenue and expenses with respect to those properties for the first, second or third quarter of 2003. In addition, income from discontinued operations for the year ended December 31, 2002 included two properties sold during 2002. For both periods, Sugarland Business Park- Building Two and 430 Rozzi Place are included as part of income from discontinued operations.

Gains on sales of real estate from discontinued operations for the year ended December 31, 2003 primarily related to the gain recognized on the sale of 875 Third Avenue and The Candler Building. The gains on sales for the year ended December 31, 2002 are the result of the dispositions of (1) Fullerton Square, consisting of two office/technical properties totaling 179,453 square feet in Springfield, Virginia and (2) 7600, 7700, and 7702 Boston Boulevard, consisting of three buildings totaling 195,227 square feet in Springfield, Virginia.

The decrease in our preferred dividend of $3.4 million for the year ended December 31, 2003 was a result of the conversion of 2,000,000 shares of our preferred stock into common stock in July 2002.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

The table below shows selected operating information for the Same Property Portfolio and the Total Portfolio. The Same Property Portfolio consists of 116 properties, including three hotels and five properties in which we have joint venture interests, acquired or placed in service on or prior to January 1, 2001 and owned by us through December 31, 2003. The Total Property Portfolio includes the effect of the other properties either placed in service or acquired after January 1, 2001 or disposed of on or prior to December 31, 2003. This table includes a reconciliation from Same Property Portfolio to Total Portfolio, detailing properties which were sold, acquired or placed into service for the years ended December 31, 2002 and 2001. Our net property operating margins, which are defined as rental revenue less operating expenses exclusive of the three hotel properties for the year ended December 31, 2002 and 2001 was approximately 67%.

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed in Service		Total Portfolio
	2002	2001	Increase/ (Decrease)	% Change	2002	2001	2002	2001	2002	2001	2002		2001	Increase/ (Decrease)	% Change
(dollars in thousands)
Rental Revenue:
Rental Revenue	$805,202	$791,870	$13,332	1.68%	$46,285	$50,239	$131,392	$64,776	$121,407	$13,298	$1,104,286		$920,183	$184,103	20.01%
Termination Income	6,820	7,230	(410)	-5.67%	—	—	—	—	—	1,426	6,820		8,656	(1,836)	-21.21%

Total Rental Revenue	812,022	799,100	12,922	1.62%	46,285	50,239	131,392	64,776	121,407	14,724	1,111,106	(1)	928,839 (1)	182,267	19.62%

Operating Expenses	282,524	270,123	12,401	4.59%	11,912	12,436	43,162	21,668	27,262	3,812	364,860	(2)	308,040 (2)	56,820	18.45%

Net Operating Income, excluding hotels	529,498	528,977	521	0.01%	34,373	37,803	88,230	43,108	94,145	10,912	746,246		620,799	125,447	20.21%

Hotel Net Operating Income (3)	23,284	26,549	(3,265)	-12.30%	—	—	—	—	—	—	23,284		26,549	(3,265)	-12.30%

Consolidated Net Operating Income (3)	552,782	555,526	(2,744)	-0.49%	34,373	37,803	88,230	43,108	94,145	10,912	769,530		647,348	122,182	18.87%

Other Revenue:
Development and Management Services											10,748		12,167	(1,419)	-11.66%
Interest and Other											5,504		12,183	(6,679)	-54.82%

Total Other Revenue											16,252		24,350	(8,098)	-33.26%
Other Expenses:
General and administrative											47,292		38,312	8,980	23.44%
Interest											263,067		211,391	51,676	24.45%
Depreciation and amortization	130,640	125,048	5,592	4.47%	4,617	5,617	18,883	9,431	25,586	3,364	179,726		143,460	36,266	25.28%
Net derivative losses											11,874		26,488	(14,614)	-55.17%
Loss from early extinguishments of debt											2,386		—	2,386	100.00%
Loss on investments in securities											4,297		6,500	(2,203)	-33.89%

Total Other Expenses	130,640	125,048	5,592	4.47%	4,617	5,617	18,883	9,431	25,586	3,364	508,642		426,151	82,491	19.36%
Income before minority interests	422,142	430,478	(8,336)	-1.94%	29,756	32,186	69,347	33,677	68,559	7,548	277,140		245,547	31,593	12.87%
Income from unconsolidated joint ventures	$5,225	$4,013	$(1,212)	-30.20%	—	—	—	—	$2,729	$173	7,954		4,186	3,768	90.01%

Income from discontinued operations, net of minority interest	$1,135	$2,829	$(1,694)	-59.88%	$14,175	$21,683	—	—	—	—	15,310		24,512	(9,202)	-37.54%

Minority interests in property partnerships											2,171		1,194	977	81.83%
Minority interest in Operating Partnership											(73,980)		(69,729)	(4,251)	-6.10%
Gains on sales of real estate, net of minority interest											186,810		6,505	180,305	2.,771.79%
Gains on sales of land held for development, net of minority interest											3,633		2,584	1,049	40.60%
Gains on sales of real estate from discontinued operations, net of minority interest											25,345		—	25,345	100.00%
Cumulative effect of a change in accounting principle, net of minority interest											—		(6,767)	6,767	100.00%
Preferred dividend											(3,412)		(6,592)	(3,180)	-48.24%

Net Income available to common shareholders											$440,971		$201,440	$239,531	118.91%

(1)	Excludes Hotel Revenue of $12,771 and $32,330 for the years ended December 31, 2002 and 2001, respectively. These amounts are included as part of Total Revenue on the Consolidated Statements of Operations and have been included as part of Hotel Net Operating Income in the table above.
(2)	Excludes Hotel Operating Expenses of $3,187 and $5,781 for the years ended December 31, 2002 and 2001, respectively. These amounts are included as part of Hotel Operating Expenses on the Consolidated Statements of Operations and have been included as part of Hotel Net Operating Income in the table above.
(3)	See Page 39 for a discussion of Hotel Net Operating Income. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see Page 62.

Rental Revenue

The increase in rental revenue of $184.1 million in the Total Portfolio primarily relates to new leases signed and in place at December 31, 2002 in connection with the acquisition of Citigroup Center in the second quarter of 2001 and the acquisition of 399 Park Avenue in the third quarter of 2002, the commencement of occupancy at 111 Huntington Avenue in the fourth quarter of 2001 and the placing into service of Five Times Square in the first quarter of 2002. These increased revenue by $174.7 million. This increase was offset by a decrease of approximately $4.0 million related to the sale of One and Two Independence Square during 2002 that have not been classified as discontinued operations due to our continuing involvement in the management of these properties after the sale. Properties sold during 2002 included One and Two Independence Square, 2391 West Winton Avenue, Fullerton Square, 875 Third Avenue and 7600, 770 and 7702 Boston Boulevard. The overall increases in the Same Property Portfolio of $13.3 million account for the remaining increase in the total portfolio revenue.

Termination Income

The termination income for the year ended December 31, 2002 was related to twenty-three tenants across the portfolio that terminated their leases and made termination payments totaling approximately $6.8 million. This compared to termination income received in the prior year related primarily to thirty-three tenants throughout our portfolio who terminated their leases in 2001 and made termination payments totaling approximately $8.7 million.

Development and Management Services

The decrease in development and management income of $1.4 million primarily resulted from the completions of projects during 2001, including certain third-party contracts as well as certain of our joint venture projects. This was offset by development fees earned on a new joint venture project which was started in 2002 as well as, an increase in management fees relating to certain of our joint ventures which were placed into service in 2002. Our third party revenue is project specific and highly dependent on our ability to secure third-party development contracts.

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

Operating Expenses

Property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property portfolio increased by $56.8 million during the year ended December 31, 2002. Approximately $44.9 million of increase in property operating expenses were primarily due to the additions of the Citigroup Center, Five Times Square, 399 Park Avenue and 111 Huntington Avenue properties that we acquired or placed in service after January 1, 2001. The office leases include reimbursements from tenants for a portion of these operating expenses. The increases were offset by a decrease of approximately $1.0 million related to One and Two Independence Square and 2300 N Street which were sold during 2002 and 2003 and that have not been classified as discontinued operations due to our continuing involvement in the management of the properties after the sale, reflected as properties sold in the table above.

Property operating expenses in the Same Property Portfolio increased during the year ended December 31, 2002 primarily due to increases in real estate taxes of $5.2 million, or 5.0%, and increases in insurance of $4.1 million, or 70.6%. The increase in real estate taxes was primarily due to higher property tax assessments. Increases in insurance in the Same Property Portfolio and Total Portfolio are related to increases in rates on existing coverage and the purchase of a separate stand-alone terrorism policy. Overall increases in the same property portfolio of $3.1 million account for the remaining increase in the Same Property portfolio operating expenses.

Hotel Net Operating Income

Net operating income for the hotel properties decreased by $3.3 million or approximately 12.3% for the year ended December 31, 2002 compared to the year ended December 31, 2001. These decreases were related to the general downturn in the economy as well as lasting effects of September 11, 2001.

The following reflects our occupancy and rate information for the three hotel properties for the years ended December 31, 2002 and 2001:

	2002	2001
Occupancy	80.7%	80.5%
Average daily rate	$181.13	$197.39
Revenue per available room, REVPAR	$146.25	$158.50

Other Expenses

General and Administrative

General and administrative expenses in the Total Portfolio increased during the year ended December 31, 2002 by approximately $9.0 million, of which $2.8 million related to the write-off in the second quarter of non-recoverable commissions related to the termination of the lease with Arthur Andersen for 620,947 square feet at the Times Square Tower development project. The remaining increase related primarily to increases in compensation and related expenses, specifically an increase of $3.3 million related to bonuses awarded to senior management for the year ended December 31, 2002 as compared to the year ended December 31, 2001. Stock-based compensation associated with restricted stock units was $1.2 million during the year ended December 31, 2002. Additional amounts include a $1.4 million increase related to a decrease in capitalized wages resulting from decreased development activity in 2002 compared to the year ended December 31, 2001, and a $0.5 million increase in costs incurred related to implementing the requirements of the Sarbanes Oxley Act of 2002.

Interest Expense

Interest expense for the Total Portfolio increased as a result of having a higher average outstanding debt balance as compared to the prior period as well as decreased interest capitalization. This was primarily due to placing into service and cessation of interest capitalization on Five Times Square, 111 Huntington Avenue and 611 Gateway and new debt incurred related to the acquisition of Citigroup Center and 399 Park Avenue. Our total debt outstanding at December 31, 2002 was approximately $5.1 billion, compared to $4.3 billion at December 31, 2001.

	December 31,
	2002	2001
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$3,890,196	$3,448,903
Variable rate	1,257,024	866,039

Total	$5,147,220	$4,314,942

Percent of total debt:
Fixed rate	75.58%	79.93%
Variable rate	24.42%	20.07%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.99%	7.27%
Variable rate	3.04%	3.77%

Total	6.03%	6.57%

Depreciation and Amortization

Depreciation and amortization expense for the Total Portfolio increased as a result of the additions of the Citigroup Center, Five Times Square, 111 Huntington Avenue and 399 Park Avenue properties and other properties that we acquired or placed in service after January 1, 2001. The increases were offset by decreases related to properties that were sold during 2002 that were not included in discontinued operations.

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

Net Derivative Losses

Net derivative losses represent the mark-to-market of our derivative contracts and payments that were not effective for accounting purposes. During the year ended December 31, 2002, we recognized a reduction in the fair value of our contracts as a result of generally low interest rates. The fair value of our derivative contracts is included on our balance sheets.

Loss from early extinguishments of debt

The loss from early extinguishment of debt for the year ended December 31, 2002 related to a debt extinguishment charge we incurred in connection with the prepayment of debt in connection with the sale of a property.

Loss on investments in securities

During the year ended December 31, 2002, we recognized losses on our investments in securities of approximately $4.3 million. This loss was related to the write-off of our investment in the securities of a technology company due to the Company’s determination that the decline in the fair value of these securities was an other than temporary decline. The loss on investment of $6.5 million for the year ended December 31, 2001 was related to the write off of investments in securities of two technology companies.

Joint Ventures

Income from unconsolidated joint ventures increased by $3.8 million for the year ended December 31, 2002. The primary result of the increase is related to the completion of the repositioning of 265 Franklin Street during 2001 as well as receiving preferential returns on certain other joint ventures resulting from the achievement of specified investment return thresholds. The additional increase in the total portfolio is related to the placing in service of One and Two Discovery Square. Excluded from Same Property Portfolio is Discovery Square and Two Freedom Square due to their development.

Other

Gains on sales of real estate for the year ended December 31, 2002 related to the sale of One and Two Independence Square which were not included in discontinued operations, as we have continuing involvement through a third party management agreement after the sale.

The decrease in income from discontinued operations for the year ended December 31, 2002 was a result of the discontinued properties being sold prior to December 31, 2002, and therefore, we did not recognize a full year of revenue and expenses as we did in the prior year. Properties included in discontinued operations for the year ended December 31, 2002 included 875 Third Avenue, The Candler Building, Fullerton Square, 2391 West Winton and 7600, 7700 and 7702 Boston Boulevard.

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

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are to:

•	fund normal recurring expenses;

•	meet debt service requirements including the repayment or refinancing of $65.9 million of indebtedness that matures within the twelve month period;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund current development costs not covered under construction loans; and

•	make the minimum distribution required to maintain our REIT qualification under the Internal Revenue Code of 1986, as amended.

We believe that these needs will be satisfied using cash flows generated by operations and provided by financing activities. Rental revenue, recovery income from tenants, and other income from operations are our principal sources of capital used to pay operating expenses, debt service, recurring capital expenditures and the minimum distribution required to maintain our REIT qualification. We seek to increase income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our office real estate management, leasing, development and construction businesses. Consequently, we believe our revenue, together with proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs. However, material changes in these factors may adversely affect our net cash flows. Such changes, in turn, would adversely affect our ability to fund distributions, debt service payments and tenant improvements. In addition, a material adverse change in our cash provided by operations may affect the financial performance covenants under our unsecured line of credit and unsecured senior notes.

Our principal liquidity needs for periods beyond twelve months are for the costs of developments, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements. We expect to satisfy these needs using one or more of the following:

•	construction loans;

•	long-term secured and unsecured indebtedness;

•	income from operations;

•	joint ventures;

•	sales of real estate;

•	issuances of additional common and Preferred Units and/or our equity securities; and

•	our unsecured revolving line of credit or other short term bridge facilities.

We draw on multiple financing sources to fund our long-term capital needs. Our line of credit is utilized primarily as a bridge facility to fund acquisition opportunities and meet short-term development needs. We fund our development projects with construction loans that may be partially guaranteed by Boston Properties Limited Partnership until project completion or lease-up thresholds are achieved. In 2003 we completed three highly successful offerings of unsecured investment grade senior notes and expect to utilize the bond market, asset backed mortgage financing and common and preferred equity as cost-effective capital sources for other long-term capital needs.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $22.7 million and $55.3 million at December 31, 2003 and December 31, 2002, respectively, representing a decrease of $32.6 million. The decrease was a result of the following increases and decreases in cash flows:

	Years ended December 31,
	2003	2002	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$488,275	$437,380	$50,895
Net cash provided by (used in) investing activities	$97,496	$(1,017,283)	$1,114,779
Net cash provided by (used in ) financing activities	$(618,360)	$537,111	$(1,155,471)

Our principal source of cash flow is related to the operation of our office properties. In addition, over the past year, we have recycled capital through the sale of some of our office properties and raised proceeds from secured and unsecured borrowings. The average term of a tenant lease is approximately 7.0 years with occupancy rates historically in the range of 92% to 98%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements.

Cash is used in investing activities to fund acquisitions, development and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash provided by investing activities for the twelve months ended December 31, 2003 consisted of the following:

(in thousands)
Proceeds from the sales of real estate	$524,264
The cash provided by investing is partially offset by:
Investments in unconsolidated joint ventures	(4,495)
Recurring capital expenditures	(18,514)
Planned non-recurring capital expenditures associated with acquisition properties	(4,464)
Hotel improvements, equipment upgrades and replacements	(2,345)
Acquisitions/additions to real estate	(396,950)

Net cash provided by investing activities	$97,496

Cash used in financing activities for the year ended December 31, 2003 totaled approximately $618.4 million. This consisted of payments of dividends and distributions to shareholders and unitholders and changes to our existing debt structure resulting in a net reduction of our total debt, including the repayment of certain construction loans, certain mortgage loans and the remaining balance on our unsecured bridge loan utilizing the proceeds from sales of real estate assets and through the issuance by Boston Properties Limited Partnership of $725 million of unsecured senior notes. Future debt payments are discussed below under the heading “Capitalization.”

Capitalization

At December 31, 2003, our total consolidated debt was approximately $5.0 billion. The weighted-average annual interest rate on our consolidated indebtedness was 6.33% and the weighted-average maturity was approximately 6.3 years.

Debt to total market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total market capitalization was approximately $11.2 billion at December 31, 2003. Total market capitalization was calculated using the December 31, 2003 closing stock price of $48.19 per common share and the following: (1) 98,230,177 shares of our common stock, (2) 22,365,942 common units of limited partnership of Boston Properties Limited Partnership (excluding common units held by Boston Properties, Inc.), (3) an aggregate of 7,087,487 common units issuable upon conversion of all outstanding preferred units of limited partnership of Boston Properties Limited Partnership, and (4) our consolidated debt totaling approximately $5.0 billion. Our total consolidated debt at December 31, 2003 represented approximately 44.9% of our total market capitalization. This percentage will fluctuate with changes in the market price of our common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the debt to total market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

Debt Financing

As of December 31, 2003, we had approximately $5.0 billion of outstanding indebtedness, representing 44.9% of our total market capitalization based on our year-end share price, consisting of $1.475 billion in publicly traded unsecured debt at an average interest rate of 5.95% with maturities of ten to twelve years, $3.471 billion of property-specific debt and $63 million drawn on our unsecured line of credit. The table below summarizes our mortgage notes payable, our senior unsecured notes, our unsecured bridge loan and our revolving line of credit with Fleet National Bank, as agent, at December 31, 2003 and 2002:

	December 31,
	2003	2002
	(dollars in thousands)
DEBT SUMMARY:
Balance
Fixed rate	$4,566,188	$3,890,196
Variable rate	438,532	1,257,024

Total	$5,004,720	$5,147,220

Percent of total debt:
Fixed rate	91.24%	75.58%
Variable rate	8.76%	24.42%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.67%	6.99%
Variable rate	2.87%	3.04%

Total	6.33%	6.03%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates.

Unsecured Line of Credit

On January 17, 2003, we extended our $605.0 million unsecured revolving credit facility (the “Unsecured Line of Credit”) for a three year term expiring on January 17, 2006 with a provision for a one year extension at our option, subject to certain conditions. Outstanding balances under the Unsecured Line of Credit bear interest at a per annum variable rate of Eurodollar + 0.70%. In addition, a facility fee equal to 20 basis points per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in Boston Properties Limited Partnership’s senior unsecured debt ratings. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a reduced Eurodollar rate. We utilize the Unsecured Line of Credit principally to fund development of properties, land and property acquisitions, and for working capital purposes. Our Unsecured Line of Credit is a recourse obligation of Boston Properties Limited Partnership. The interest rate is subject to adjustment in the event of a change in the Boston Properties Limited Partnership unsecured debt ratings.

Our ability to borrow under our unsecured revolving line of credit is subject to our compliance with a number of customary financial and other covenants on an ongoing basis, including: (1) an unsecured loan-to-value ratio against our total borrowing base not to exceed 60%, unless our leverage ratio exceeds 60%, in which case it is not to exceed 55%, (2) a secured debt leverage ratio not to exceed 55%, (3) a debt service coverage ratio of at least 1.40 for our borrowing base properties, (4) a fixed charge coverage ratio of at least 1.30 and a debt service coverage ratio of at least 1.50, (5) a leverage ratio not to exceed 60%, however for five consecutive quarters (not including the two quarters prior to expiration) the leverage ratio can go to 65%, (6) limitations on additional indebtedness and stockholder distributions, and (7) a minimum net worth requirement. As of December 31, 2003, we were in compliance with financial restrictions and requirements then applicable.

At December 31, 2003, we had letters of credit totaling $5.7 million outstanding under our Unsecured Line of Credit and an outstanding draw of $63.0 million, and had the ability to borrow an additional $536.3 million under our Unsecured Line of Credit. As of February 18, 2004, we had $118.0 million available under our Unsecured Line of Credit.

Unsecured Senior Notes

During 2002, we completed an unregistered offering of $750 million in aggregate principal amount of the Boston Properties Limited Partnership’s 6.25% senior unsecured notes due January 15, 2013. The notes were only offered to qualified institutional buyers in the United States in reliance on Rule 144A under the Securities Act and to certain institutional investors outside of the United States in reliance on Regulation S under the Securities Act. The notes were priced at 99.65% of their principal amount to yield 6.296%. We used the net proceeds to reduce the amounts outstanding under our unsecured bridge loan that were borrowed in connection with the acquisition of 399 Park Avenue.

During 2003, we issued an aggregate of $725 million of unsecured long-term debt at an average interest rate of 5.60% primarily to replace secured and unsecured, variable rate debt in the following offerings:

•	On January 17, 2003, we completed an unregistered offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act of an additional $175 million aggregate principal amount of the Boston Properties Limited Partnership’s 6.25% senior unsecured notes due January 15, 2013. The notes were priced at 99.763% of their principal amount to yield 6.28%. The additional notes are fungible, and form a single series, with the senior notes issued in December 2002. We used the net proceeds to repay the remaining balance of our unsecured bridge loan totaling approximately $105.7 million and to repay certain construction loans maturing in 2003 totaling approximately $60.0 million.

•	On March 18, 2003, we completed an unregistered offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act of $300 million in aggregate principal amount of the Boston Properties Limited Partnership’s 5.625% senior unsecured notes due April 15, 2015. The notes were priced at 99.898% of their principal amount to yield 5.636%. We used the net proceeds to refinance the mortgage debt on Five Times Square and for other general business purposes.

•	On May 22, 2003, we completed an unregistered offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act of $250 million in aggregate principal amount of the Boston Properties Limited Partnership’s 5.0% senior unsecured notes due June 1, 2015. The notes were priced at 99.329% of their principal amount to yield 5.075%. We used the net proceeds to repay the mortgage loan secured by the property at 2600 Tower Oaks Boulevard in Maryland, repay in full amounts outstanding under the unsecured line of credit and for other general business purposes.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points, in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of December 31, 2003, we were in compliance with each of these financial restrictions and requirements.

Under registration rights agreements with the initial purchasers of our senior unsecured notes, we agreed to use our reasonable best efforts to register with the SEC offers to exchange new notes issued by us, which we refer to as “exchange notes,” for the original notes. We closed the exchange offers relating to the 6.25% senior unsecured notes due January 15, 2013 on June 20, 2003, and we closed the exchange offer relating to the 5.625% senior unsecured notes due April 15, 2015 and 5.00% senior unsecured notes due June 1, 2015 on September 9, 2003. The exchange notes are in the same aggregate principal amount as and have terms substantially identical to the original notes, but the exchange notes are freely tradable by the holders, while the original notes were subject to resale restrictions. The exchange offers did not generate any cash proceeds for us.

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

Mortgage Debt

At December 31, 2003, our total consolidated debt was approximately $5.0 billion. The weighted-average annual interest rate on our consolidated indebtedness was 6.33% and the weighted-average maturity was approximately 6.3 years. Our variable rate debt now consists almost entirely of our outstanding balance under our Unsecured Line of Credit ($63 million) and construction loans on Times Square Tower ($333 million) and New Dominion Two ($43 million). Variable rate debt currently encompasses only 8.76% of our total debt.

The following table sets forth certain information regarding our mortgage notes payable at December 31, 2003:

Properties	Interest Rate	Principal Amount		Maturity Date
	(1)	(in thousands)
Citigroup Center	7.19%	$510,915		May 11, 2011
Times Square Tower	3.10%	332,890	(2)	November 29, 2004
Embarcadero Center One, Two and Federal Reserve	6.70%	300,236		December 10, 2008
Prudential Center	6.72%	280,091		July 1, 2008
280 Park Avenue	7.64%	262,394		February 1, 2011
599 Lexington Avenue	7.00%	225,000	(3)	July 19, 2005
Embarcadero Center Four	6.79%	145,459		February 1, 2008
Embarcadero Center Three	6.40%	140,254		January 1, 2007
Riverfront Plaza	6.61%	108,190		February 1, 2008
Democracy Center	7.05%	102,471		April 1, 2009
Embarcadero Center West Tower	6.50%	93,611		January 1, 2006
100 East Pratt Street	6.73%	86,805		November 1, 2008
One Freedom Square	5.33%	83,701	(4)	June 30, 2012
601 and 651 Gateway Boulevard	3.50%	81,511	(5)	September 1, 2006
One and Two Reston Overlook	7.45%	65,908		August 31, 2004
202, 206 & 214 Carnegie Center	8.13%	61,222		October 1, 2010
New Dominion Tech. Park, Bldg. One	7.69%	57,448		January 15, 2021
Reservoir Place	5.82%	56,103	(6)	July 1, 2009
Capital Gallery	8.24%	53,579		August 15, 2006
504, 506 & 508 Carnegie Center	7.39%	45,639		January 1, 2008
New Dominion Tech. Park, Bldg. Two	2.55%	42,642	(7)	December 19, 2005
10 and 20 Burlington Mall Road	7.25%	38,613	(8)	October 1, 2011
Ten Cambridge Center	8.27%	34,194		May 1, 2010
1301 New York Avenue	7.14%	29,323	(9)	August 15, 2009
Sumner Square	7.35%	29,255		September 1, 2013
Eight Cambridge Center	7.73%	26,995		July 15, 2010
510 Carnegie Center	7.39%	26,160		January 1, 2008

Properties	Interest Rate	Principal Amount		Maturity Date
	(1)	(in thousands)
Lockheed Martin Building	6.61%	24,639		June 1, 2008
University Place	6.94%	23,463		August 1, 2021
Reston Corporate Center	6.56%	23,233		May 1, 2008
NIMA Building	6.51%	20,129		June 1, 2008
Bedford Business Park	8.50%	20,008		December 10, 2008
191 Spring Street	8.50%	19,583		September 1, 2006
101 Carnegie Center	7.66%	7,403		April 1, 2006
Montvale Center	8.59%	7,124		December 1, 2006
Hilltop Office Center	6.81%	5,209	(10)	March 1, 2019

Total		$3,471,400

(1)	Some of our mortgage notes and bonds are variable rate and determined by reference to LIBOR and Eurodollar rate contracts. The LIBOR/Eurodollar rate at December 31, 2003 was 1.12%. Our LIBOR and Eurodollar rate contracts in effect on December 31, 2003 ranged from LIBOR/Eurodollar + 1.40% to LIBOR/Eurodollar + 1.95%.
(2)	On January 23, 2004, the Company refinanced its $493.5 million construction loan secured by the Times Square Tower property in New York City. The loan bore interest at LIBOR + 1.95% per annum and was scheduled to mature in November 2004. The refinanced loan facility totaling $475.0 million is comprised of two tranches. The first tranche consists of a $300.0 million loan commitment which bears interest at LIBOR + 0.90% per annum and matures in January 2006, with a one year extension option. The second tranche consists of a $175.0 million term loan which bears interest at LIBOR + 1.00% per annum and matures in January 2007, unless the maturity date of the first tranche is not extended, in which case it will mature in January 2006. As of January 23, 2004 the outstanding balance under the loan was $345.9 million.
(3)	At maturity the lender has the option to purchase a 33.33% interest in this property in exchange for the cancellation of the principal balance of $225.0 million.
(4)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon the acquisition of the property to reflect the fair value of the note. The stated principal balance at December 31, 2003 was $74.9 million and the stated interest rate was 7.75%.
(5)	The mortgage loan matures on September 1, 2006 with an option held by the lender, subject to certain conditions, to extend the term to October 1, 2010. If extended, the loan will require payments of principal and interest at a fixed interest rate of 8.00% per annum based on a 27-year amortization period. See Note 6 to the Consolidated Financial Statements.
(6)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon the acquisition of the property to reflect the fair value of the note. The stated principal balance at December 31, 2003 was $53.3 million and the stated interest rate was 7.0%.
(7)	The total commitment amount under this construction loan is $65.0 million at a variable rate of LIBOR + 1.40%.
(8)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(9)	Includes outstanding principal in the amounts of $19.2 million, $6.7 million and $3.4 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.
(10)	This office center, which is comprised of nine buildings, was sold on February 4, 2004.

Our mortgage notes payable at December 31, 2003 will mature as follows (in thousands):

Year
2004	$446,758
2005	319,713
2006	305,821
2007	185,166
2008	1,010,594
Thereafter	1,203,348

Of the $446.8 million shown as being payable during 2004, in January 2004 we extended the maturity of $332.9 million of indebtedness related to the construction loan on Times Square Tower to 2006. Of the remaining $113.9 million due in 2004, we expect to fund the scheduled principle payments through cash flows from operations and expect to refinance certain mortgage loans with new debt financing or through borrowings from our Unsecured Line of Credit.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates, including refinancing risk on our fixed rate debt. Our primary market risk results from our indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in the market interest rates. We manage our market risk, in part, by attempting to match our long-term leases with long-term fixed rate debt of similar duration. We also utilize certain derivative financial instruments at times to further reduce interest rate risk. Although certain derivative instruments were not effective for accounting purposes, derivatives have been used to convert a portion of our variable rate debt to a fixed rate, or to hedge anticipated financing transactions. Derivatives are used solely for risk management purposes rather than speculation. Over 91% of our outstanding debt has fixed interest rates, which minimizes the interest rate risk until the maturity of such outstanding debt.

For the year ended December 31, 2003, we had a derivative contract in a notional amount of $150 million. Prior to the modification described below, the derivative contract provided for a fixed interest rate of 6.35% when LIBOR is less than 5.80%, 6.70% when LIBOR is between 6.70% and 7.45%, and 7.50% when LIBOR is between 7.51% and 9.00% through February 2005. In August 2003, we modified the contract to provide for the counter party to pay us LIBOR and we are required to pay the counter party LIBOR in arrears + 4.55% on the notional amount of $150 million. The derivative contract expires in February 2005. In accordance with SFAS No.133, the derivative agreement is reflected at its fair market value, which was a liability of $8.2 million at December 31, 2003.

At December 31, 2003, our variable rate debt outstanding was approximately $439 million. At December 31, 2003, the average interest rate on variable rate debt was approximately 2.87%. Exclusive of our derivative contracts, if market interest rates on our variable rate debt had been 100 basis points greater, total interest would have increased approximately $4.4 million for the year ended December 31, 2003.

At December 31, 2002, our variable rate debt outstanding was approximately $1.3 billion. At December 31, 2002, the average interest rate on variable rate debt was approximately 3.04%. Exclusive of our derivative contracts, if market interest rates on our variable rate debt had been 100 basis points greater, total interest would have increased approximately $12.6 million for the year ended December 31, 2002.

These amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments and not including the effects of our derivative contracts. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.

Funds from Operations

Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or “FFO,” by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO after specific supplemental adjustments, including net derivative losses and early surrender lease adjustments. Although our FFO as adjusted clearly differs from NAREIT’s definition of FFO, as well as that of other REITs and real estate companies, we believe it provides a meaningful supplemental measure of our operating performance. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO and FFO as adjusted should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.

Our funds from operations for the respective periods is calculated as follows:

	Year ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Net income available to common shareholders	$365,322	$440,971	$201,440	$146,426	$113,947
Add:
Preferred dividend	—	3,412	6,592	6,572	5,829
Cumulative effect of a change in accounting principle, net of minority interest	—	—	6,767	—	—
Minority interest in Operating Partnership	74,642	73,980	69,729	71,431	61,231
Less:
Gains on sales of real estate from discontinued operations, net of minority interest	73,234	25,345	—	—	—
Income from discontinued operations, net of minority interest	2,176	15,310	24,512	13,356	10,249
Gains on sales of land held for development, net of minority interest	—	3,633	2,584	—	—
Gains(losses) on sales of real estate and other assets, net of minority interest	57,574	186,810	6,505	(234)	6,467
Income from unconsolidated joint ventures	6,016	7,954	4,186	1,758	468
Minority interests in property partnerships	1,604	2,171	1,194	(836)	(4,634)

Income before minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gains(losses) on sales of real estate and other assets and land held for development, discontinued operations, cumulative effect of a change in accounting principle and preferred dividend	299,360	277,140	245,547	210,385	168,457
Add:
Real estate depreciation and amortization	216,235	192,574	153,550	134,386	119,583
Income from discontinued operations	2,759	18,779	30,285	17,961	13,915
Income from unconsolidated joint ventures	6,016	7,954	4,186	1,758	468
Loss from early extinguishment of debt associated with the sale real estate(1)	1,474	2,386	—	433	—
Less:
Minority interests in property partnerships’ share of funds from operations	3,458	3,223	2,322	1,061	3,681
Preferred dividends and distributions	21,249	28,711	33,312	32,994	32,111

Funds from operations	501,137	466,899	397,934	330,868	266,631
Add(subtract):
Net derivative losses (SFAS No. 133)	1,038	11,874	26,488	—	—
Early surrender lease adjustment	—	8,520	(8,520)	—	—

Funds from operations before net derivative losses (SFAS No. 133) and after early surrender lease adjustment	$502,175	$487,293	$415,902	$330,868	$266,631

Funds from operations available to common shareholders before net derivative losses (SFAS No. 133) and after early surrender lease adjustment	$412,073	$399,489	$337,823	$247,371	$196,101

Weighted average shares outstanding—basic	96,900	93,145	90,002	71,424	66,235

(1)	In accordance with SFAS No. 145, which was adopted on January 1, 2003 and reflected retroactively for all periods presented, we no longer classify losses from the extinguishments of debt as extraordinary items and therefore, under the NAREIT definition of FFO, we no longer add them to net income in calculating FFO. However, our reported FFO for the years ended December 31, 2002, 2001, 2000 and 1999 pre-dated the adoption of SFAS No. 145 and was calculated pursuant to the NAREIT definition based on accounting policies then in effect. Accordingly, we are presenting the reconciliation of FFO for such periods to income before minority interest and unconsolidated join venture income to include an adjustment for losses from the early extinguishments of debt for each period presented.

Reconciliation to Diluted Funds from Operations:

	For the years ended December 31,
	2003		2002		2001		2000		1999
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic funds from operations before net derivative losses and after early surrender lease adjustment	$502,175	118,087	$487,293	113,617	$415,904	110,803	$330,868	95,532	$266,631	90,058
Effect of Dilutive Securities:
Convertible Preferred Units	21,249	8,375	25,114	9,821	26,720	11,012	26,422	10,393	26,428	10,360
Convertible Preferred Stock	—	—	3,412	1,366	6,592	2,625	6,572	2,625	5,834	2,337
Stock Options and other	—	1,586	185	1,468	—	1,547	—	1,280	—	541

Diluted Funds from operations before net derivative losses and after early surrender lease adjustment	$523,424	128,048	$516,004	126,272	$449,216	125,987	$363,862	109,830	$298,893	103,296

Diluted Funds from operations available to common shareholders before net derivative losses and after early surrender lease adjustment (1)	$436,816	106,861	$432,345	105,799	$375,046	105,185	$283,994	85,723	$229,961	79,473

(1)	Our share of diluted funds from operations was 83.45%, 83.79%, 83.49%, 78.05% and 76.94% for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

Net Operating Income

Net Operating Income, or “NOI,” is a non-GAAP financial measure equal to net income available to common shareholders, the most directly comparable GAAP financial measure, plus preferred dividend, cumulative effect of a change in accounting principle (net of minority interest), minority interest in Operating Partnership, loss on investments in securities, loss from early extinguishments of debt, net derivative losses, depreciation and amortization, interest expense, general and administrative expense, less gains on sales of real estate from discontinued operations (net of minority interest), income from discontinued operations (net of minority interest), gains on sales of land held for development (net of minority interest), gains(losses) on sales of real estate and other assets (net of minority interest), income from unconsolidated joint ventures, minority interst in property partnerships, interest income, development and management income. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

The following sets forth a reconciliation of NOI to net income available to common shareholders for the fiscal years 1999 through 2003.

	Years ended December 31,
	2003	2002	2001	2000	1999
Net operating income	$836,359	$769,530	$647,348	$558,616	$484,282
Add:
Development and management services	17,347	10,748	12,167	11,837	14,708
Interest and other	3,033	5,504	12,183	8,558	6,383
Minority interests in property partnerships	1,604	2,171	1,194	(836)	(4,634)
Income from unconsolidated joint ventures	6,016	7,954	4,186	1,758	468
Gains(losses) on sales of real estate and other assets, net of minority interest	57,574	186,810	6,505	(234)	6,467
Gains on sales of land held for development, net of minority interest Less:	—	3,633	2,584	—	—
Income from discontinued operations, net of minority interest	2,176	15,310	24,512	13,356	10,249
Gains on sales of real estate from discontinued operations, net of minority interest	73,234	25,345	—	—	—

	Years ended December 31,
	2003	2002	2001	2000	1999
Less:
General and administrative	45,359	47,292	38,312	35,659	29,455
Interest expense	299,436	263,067	211,391	204,900	193,135
Depreciation and amortization	210,072	179,726	143,460	127,634	114,137
Net derivative losses	1,038	11,874	26,488	—	—
Loss from early extinguishments of debt	1,474	2,386	—	433	—
Loss on investments in securities	—	4,297	6,500	—	—
Minority interest in Operating Partnership	74,642	73,980	69,729	71,431	61,420
Cumulative effect of a change in accounting principle, net of minority interest	—	—	6,767	—	—
Preferred dividend	—	3,412	6,592	6,572	5,829

Net income available to common shareholders	$365,322	$440,971	$201,440	$146,426	$113,947

Contractual Obligations

As of December 31, 2003, we were subject to certain contractual payment obligations as described in the table below.

	Payments Due by Period
	Total	2004	2005	2006	2007	2008	Thereafter
	(Dollars in thousands)
Contractual Obligations:
Long-term debt
Mortgage debt	$3,471,400	$446,758	$319,713	$305,821	$185,166	$1,010,594	$1,203,348
Unsecured senior notes	1,470,320	—	—	—	—	—	1,470,320
Unsecured line of credit	63,000	—	—	63,000	—	—	—
Share of mortgage debt of unconsolidated joint ventures	161,609	20,676	13,757	2,084	2,256	2,440	120,396
Ground leases	47,735	2,040	2,060	2,082	2,104	2,127	37,322
Tenant obligations (1)	33,958	33,958
Construction contracts on development projects	101,114	101,114	—	—	—	—	—

Total Contractual Obligations	$5,349,136	$604,546	$335,530	$372,987	$189,526	$1,015,161	$2,831,386

(1)	Committed tenant-related obligations based on executed leases as of December 31, 2003.

We have various standing or renewable service contracts with vendors related to our property management. In addition, we have certain other utility contracts we enter into in the ordinary course of business which may extend beyond one year, which vary based on usage. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties. Contract terms are generally one year or less.

Off Balance Sheet Arrangements

Joint Ventures

We have investments in six unconsolidated joint ventures, of which five have mortgage indebtedness, with ownership interests ranging from 25 to 51%. We exercise significant influence over, but do not control these entities and therefore, they are presently accounted for using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At December 31, 2003, our share of the debt related to these investments was equal to approximately $161.6 million. The table below summarizes our share of the outstanding debt (based on our respective ownership interests) of these joint venture properties at December 31, 2003:

Properties	Interest Rate		Principal Amount	Maturity Date
	(in thousands)
Metropolitan Square (51%)	8.23%		$69,123	May 1, 2010
Market Square North (50%)	7.70%		47,843	December 19, 2010
265 Franklin Street (35%)	2.47	%(1)(2)	18,897	October 1, 2004
140 Kendrick Street (25%)	7.51%		13,915	July 1, 2013
901 New York Avenue (25%)	2.84	%(3)(4)	11,831	November 12, 2005

Total	6.94%		$161,609

(1)	Variable rate debt at LIBOR + 1.30%.
(2)	We have a guarantee obligation outstanding totaling approximately $1.4 million related to re-tenanting at this property.
(3)	The total commitment amount under this construction loan is $30.0 million (which represents our share) at a variable rate of LIBOR + 1.65%. We can extend the maturity date for one year.
(4)	We and our joint venture partner have agreed to guarantee up to $7.5 million and $22.5 million, respectively, of the loan on behalf of the joint venture entity. The amounts guaranteed are subject to decrease (and elimination) upon satisfaction of certain operating performance and financial measures. In the event our partner’s guarantee is unenforceable, we have agreed to satisfy its guarantee obligations. Our partner has agreed to reimburse us for any amounts we pay in satisfaction of its guarantee obligations.

Environmental Matters

It is our policy to retain independent environmental consultants to conduct or update Phase I environmental assessments (which generally do not involve invasive techniques such as soil or ground water sampling) and asbestos surveys with respect to our properties. These pre-purchase environmental assessments have not revealed environmental conditions that we believe will have a material adverse effect on our business, assets, financial condition, results of operations or liquidity, and we are not otherwise aware of environmental conditions with respect to our properties that would have such a material adverse effect. However, from time to time pre-existing environmental conditions at our properties have required and may in the future require environmental testing and/or regulatory filings, as well as remedial action.

For example, in February 1999, one of our affiliates acquired from Exxon Corporation a property in Massachusetts that was formerly used as a petroleum bulk storage and distribution facility and was known by the state regulatory authority to contain soil and groundwater contamination. We recently completed development of an office park on the property. The affiliate engaged a specially licensed environmental consultant to oversee the management of contaminated soil and groundwater that was disturbed in the course of construction. Under the property acquisition agreement, Exxon agreed to (1) bear the liability arising from releases or discharges of oil and hazardous substances which occurred at the site prior to our ownership, (2) continue remediating such releases and discharges as necessary and appropriate to comply with applicable requirements, and (3) indemnify our affiliate for certain losses arising from preexisting site conditions. Any indemnity claim may be subject to various defenses, and there can be no assurance that the amounts paid under the indemnity, if any, would be sufficient to cover the liabilities arising from any such releases and discharges.

Environmental investigations at two properties in Massachusetts have identified groundwater contamination migrating from off-site source properties. In both cases we engaged a specially licensed environmental consultant to perform the necessary investigations and assessments and to prepare submittals to the state regulatory authority, including Downgradient Property Status Opinions. The environmental consultant concluded that the properties qualify for Downgradient Property Status under the state regulatory program, which eliminates certain deadlines for conducting response actions at a site. We also believe that these properties qualify for liability relief under certain statutory amendments regarding upgradient releases. Although we believe that the current or former owners of the upgradient source properties may ultimately be responsible for some or all of the costs of addressing the identified groundwater contamination, we will take necessary further response actions (if any are required). No such additional response actions are anticipated at this time.

We own a property in Massachusetts where historic groundwater contamination was identified prior to acquisition. We engaged a specially licensed environmental consultant to perform investigations and to prepare necessary submittals to the state regulatory authority. The environmental consultant has concluded that (1) certain identified groundwater contaminants are migrating to the subject property from an off-site source property and (2) certain other detected contaminants are likely related to a historic release on the subject property. We have filed a Downgradient Property Status Opinion (described above) with respect to contamination migrating from off-site. The consultant has recommended conducting additional investigations, including the installation of off-site monitoring wells, to determine the nature and extent of contamination potentially associated with the historic use of the subject property. We have authorized such additional investigations and will take necessary further response actions (if any are required).

Some of our properties and certain properties owned by our affiliates are located in urban, industrial and other previously developed areas where fill or current or historical uses of the areas have caused site contamination. Accordingly, it is sometimes necessary to institute special soil and/or groundwater handling procedures in connection with construction and other property operations in order to achieve regulatory closure and ensure that contaminated materials are addressed in an appropriate manner. In these situations it is our practice to investigate the nature and extent of detected contamination and estimate the costs of required response actions and special handling procedures. We use this information as part of our decision-making process with respect to the acquisition and/or development of the property. For example, we own a parcel in Massachusetts, formerly used as a quarry/asphalt batching facility, which we may develop in the future. Pre-purchase testing indicated that the site contains relatively low levels of certain contaminants. We have engaged a specially licensed environmental consultant to perform an environmental risk characterization and prepare all necessary regulatory submittals. We anticipate that additional response actions necessary to achieve regulatory closure (if any) will be performed prior to or in connection with future construction activities. When appropriate, closure documentation will be submitted for public review and comment pursuant to the state regulatory authority’s public information process.

We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, financial condition, results of operations or liquidity. However, we cannot assure you that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.

Newly Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard was effective beginning January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on our results of operations, financial position or liquidity.

In April 2002, the FASB issued SFAS No. 145, which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The statement rescinds SFAS No. 4 and SFAS No. 64, which required net gains or losses from the extinguishments of debt to be classified as extraordinary items in the income statement. We anticipate that these gains and losses will no longer be classified as extraordinary items as they are not unusual and infrequent in nature. During the year ended December 31, 2003, we recorded a loss from continuing operations of approximately $1.5 million relating to the pre-payment of a loan. The changes required by SFAS No. 145 are not expected to have a material impact on our financial position or liquidity.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued in July 2002 and became effective for us on January 1, 2003. This statement requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business, the closure of business activities in a particular location, or a change in management structure, to be recorded as a liability at fair value when it becomes probable that the cost will be incurred and no future economic benefit will be gained by the company for such termination costs, and costs to consolidate facilities or relocate employees. SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of this standard did not have a material impact on our results of operations, financial position, or liquidity.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of this standard did not have a material impact on our results of operations, financial position, or liquidity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. On November 7, 2003, the FASB deferred the effective date of paragraphs 9 and 10 of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests in order to address a number of interpretation and implementation issues. We have determined that one of our consolidated finite life joint ventures qualifies as a mandatorily redeemable noncontrolling interest. As provided in the joint venture agreement, upon the termination of the partnership on December 31, 2027, should the parties elect not to further extend the agreement, the net assets of the joint venture will be distributed in proportion to each partners ownership interest. Although no such obligation exists at December 31, 2003, if we were to dissolve the partnership or sell the underlying real estate assets and satisfy any outstanding obligations, we estimate that we would have to pay approximately $12.0 million to the minority interest holder.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,”

relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. The adoption of FIN 45 did not have a material impact on our results of operations, financial position, or liquidity.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). If we determine that an entity is deemed to be a variable interest entity (“VIE”), the enterprise that is deemed to absorb a majority of the expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46. FIN 46 is effective immediately for arrangements entered into after January 31, 2003, and will be applied as of March 31, 2004, to all arrangements entered into before February 1, 2003.

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

Approximately $4.6 billion of our borrowings bear interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date. The interest rate on the variable rate debt as of December 31, 2003 ranged from LIBOR or Eurodollar plus 0.70% to LIBOR or Eurodollar plus 1.95%.

	2004	2005	2006	2007	2008	2009+	Total	Fair Value
Secured debt
Fixed Rate	$113,868	$277,071	$305,821	$185,166	$1,010,594	$1,203,348	$3,095,868	$3,423,605
Average Interest Rate	7.29%	7.02%	6.27%	6.59%	6.79%	7.40%	7.00%
Variable Rate	$332,890	$42,642	—	—	—	—	$375,532	$375,532

Unsecured debt
Fixed Rate	—	—	—	—	—	$1,470,320	$1,470,320	$1,565,956
Average Interest Rate	—	—	—	—	—	5.95%	5.95%
Variable Rate	—	—	$63,000	—	—	—	$63,000	$63,000

For the year ended December 31, 2003, we had a derivative contract for a notional amount of $150 million prior to the modification described below. The derivative contract provided for a fixed interest rate of 6.35% when LIBOR is less than 5.80%, 6.70% when LIBOR is between 6.70% and 7.45%, and 7.50% when LIBOR is between 7.51% and 9.00% through February 2005. In August 2003, we modified the contract to provide for the counter party to pay us LIBOR and we are required to pay the counter party LIBOR + 4.55% on a notional amount of $150 million. The derivative contract expires in February 2005. In accordance with SFAS No.133, the derivative agreement is reflected at its fair market value, which was a liability of $8.2 million at December 31, 2003.

Additional disclosure about market risk is incorporated herein by reference from Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Market Risk” in the market risk section.

Item 8.	Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” on page 78 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information concerning our directors and executive officers required by Item 10 shall be included in the Proxy Statement to be filed relating to our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information concerning our executive compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	9,439,680(2)	$36.08	3,553,755
Equity compensation plans not approved by security holders (3)	N/A	N/A	204,264
Total	9,439,680	$36.08	3,758,019

(1)	Includes information related to our 1997 Stock Option and Incentive Plan.
(2)	Does not include 300,862 shares of restricted stock, as they have been reflected in our total shares outstanding.
(3)	Includes information related to the 1999 Non-Qualified Employee Stock Purchase Plan.

The 1999 Non-Qualified Employee Stock Purchase Plan (the “ESPP”)

The ESPP was adopted by the Board of Directors on October 29, 1998. The ESPP has not been approved by our shareholders. The ESPP is available to all employees of the Company that are employed on the first day of the purchase period. Under the ESPP, each eligible employee may purchase shares of Boston Properties common stock at semi-annual intervals each year at a purchase price equal to 85% of the average closing prices of Boston Properties common stock on the New York Stock Exchange during the last ten business days of the purchase period. Each eligible employee may contribute no more than $10,000 per year to purchase Boston Properties common stock under the ESPP.

Additional information concerning our directors and executive officers required by Item 12 shall be included in the Proxy Statement to be filed relating to our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information concerning our directors and executive officers required by Item 13 shall be included in the Proxy Statement to be filed relating to our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information concerning our principal accountant fees and services required by Item 14 shall be included in the Proxy Statement to be filed relating to our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) Financial Statements and Financial Statement Schedule

See “Index to Consolidated Financial Statements” on page 78 of this Form 10-K.

(b) Reports on Form 8-K

On October 22, 2003, the Company furnished to the Securities and Exchange Commission under Item 12 of Form 8-K a copy of the Company’s Press Release, dated October 22, 2003, as well as supplemental information, regarding the Company’s results of operations for the third quarter of 2003.

On November 6, 2003, the Company furnished to the Securities and Exchange Commission under Item 12 of Form 8-K an amended Press Release dated October 22, 2003, as well as supplemental information, regarding the Company’s results of operations for the third quarter of 2003. On October 29, 2003, the Financial Accounting Standards Board (FASB) deferred the July 1, 2003 effective date for paragraphs 9 and 10 of SFAS No. 150. Accordingly, the Company reissued its press release and made available certain supplemental information reflecting the impact of the deferral of SFAS No. 150.

On December 3, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission under Item 5 to report the establishment of a pre-arranged trading plan for the Executive Vice President and Chief Operating Officer of Boston Properties, Inc., designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

(c) Exhibits

Exhibit No.	Description

3.1	Form of Amended and Restated Certificate of Incorporation(1)

3.2	Form of Amended and Restated Bylaws(1)

3.3	Amendment No. 1 to Amended and Restated Bylaws(5)

3.4	Amendment No. 2 to Amended and Restated Bylaws

4.1	Form of Shareholder Rights Agreement dated as of June 16, 1997 between Boston Properties, Inc. and BankBoston, N.A., as Rights Agent.(1)

4.2	Form of Certificate of Designations for Series E Junior Participating Cumulative Preferred Stock, par value $.01 per share.(1)

4.3	Form of Certificate of Designations for the Series A Preferred Stock.(4)

4.4	Form of Common Stock Certificate.(1)

4.5	Indenture by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, dated as of December 13, 2002.(11)

4.6

Supplemental Indenture No. 1 by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, dated as of December 13, 2002, including a form of the 6.25% Senior Note due 2013.(11)

4.7

Supplemental Indenture No. 2 by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, dated as of January 17, 2003, including a form of the 6.25% Senior Note due 2013.(12)

4.8

Supplemental Indenture No. 3 dated as of March 18, 2003 by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 5.625% Senior Note due 2015 (incorporated by reference to Exhibit 4.6 to Boston Properties Limited Partnership Amendment No. 3 to Form 10 filed May 13, 2003).

4.9

Supplemental Indenture No. 4 dated as of May 22, 2003, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 5.00% Senior Note due 2015 (Incorporated by reference to Exhibit 4.2 to Boston Properties Limited Partnership’s Form S-4 filed on June 13, 2003).(14)

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

10.4	Amended and Restated 1997 Stock Option and Incentive Plan dated May 3, 2000 and forms of option agreements.(7)(15)

10.5	Amendment #1 to Amended and Restated 1997 Stock Option and Incentive Plan dated November 14, 2000.(7)(15)

10.6	Boston Properties Deferred Compensation Plan effective March 1, 2002(9)(15)

Exhibit No.	Description

10.7	Employment Agreement by and between Mortimer B. Zuckerman and Boston Properties, Inc. dated as of January 17, 2002.(15) (16)

10.8	Amended and Restated Employment Agreement by and between Edward H. Linde and Boston Properties, Inc. dated as of November 29, 2002.(15) (16)

10.9	Amended and Restated Employment Agreement by and between Robert E. Burke and Boston Properties, Inc. dated as of November 29, 2002.(15) (16)

10.10	Employment Agreement by and between Bryan J. Koop and Boston Properties, Inc. dated as of November 29, 2002.(15) (16)

10.11	Employment Agreement by and between Mitchell S. Landis and Boston Properties, Inc. dated as of November 26, 2002.(15) (16)

10.12	Employment Agreement by and between Douglas T. Linde and Boston Properties, Inc. dated as of November 29, 2002.(15) (16)

10.13	Employment Agreement by and between E. Mitchell Norville and Boston Properties, Inc. dated as of November 29, 2002.(15) (16)

10.14	Employment Agreement by and between Robert E. Pester and Boston Properties, Inc. dated as of December 16, 2002.(15) (16)

10.15	Amended and Restated Employment Agreement by and between Raymond A. Ritchey and Boston Properties, Inc. dated as of November 29, 2002.(15) (16)

10.16	Amended and Restated Employment Agreement by and between Robert E. Selsam and Boston Properties, Inc. dated as of November 29, 2002.(15) (16)

10.17	Senior Executive Severance Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and Mortimer B. Zuckerman.(15) (16)

10.18	Senior Executive Severance Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and Edward H. Linde.(15) (16)

10.19	Boston Properties, Inc. Senior Executive Severance Plan.(15) (16)

10.20	Boston Properties, Inc. Executive Severance Plan.(15) (16)

10.21	Form of Indemnification Agreement between Boston Properties, Inc. and each of its directors and executive officers.(1)(15)

10.22	Omnibus Option Agreement by and among Boston Properties Limited Partnership and the Grantors named therein dated as of April 9, 1997.(1)(15)

10.23	Third Amended and Restated Revolving Credit Agreement with Fleet National Bank, as agent, dated as of January 17, 2003.(16)

10.24	Form of Certificate of Incorporation of Boston Properties Management, Inc.(1)

10.25	Form of By-laws of Boston Properties Management, Inc.(1)

10.26	Indemnification Agreement between Boston Properties Limited Partnership and Mortimer B. Zuckerman and Edward H. Linde.(1)(15)

10.27	Compensation Agreement between Boston Properties, Inc. and Robert Selsam, dated as of August 10, 1995 relating to 90 Church Street.(1)(15)

Exhibit No.	Description

10.28

Contribution and Conveyance Agreement concerning the Carnegie Portfolio, dated June 30, 1998 by and among Boston Properties, Inc., Boston Properties Limited Partnership, and the parties named therein as Landis Parties.(2)

10.29	Contribution Agreement, dated June 30, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, and the parties named therein as Landis Parties.(2)

10.30	Non-Competition Agreement, dated as of June 30, 1998, by and between Alan B. Landis and Boston Properties, Inc.(2)

10.31	Agreement Regarding Directorship, dated as of June 30, 1998, by and between Boston Properties, Inc. and Alan B. Landis.(2)

10.32	Purchase and Sale Agreement, dated as of November 12, 1998, by and between Two Embarcadero Center West and BP OFR LLC.(4)

10.33

Contribution Agreement, dated as of November 12, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, Embarcadero Center Investors Partnership and the partners in Embarcadero Center Investors Partnership listed on Exhibit A thereto.(4)

10.34

Contribution Agreement, dated as of November 12, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, Three Embarcadero Center West and the partners in Three Embarcadero Center West listed on Exhibit A thereto.(4)

10.35

Three Embarcadero Center West Redemption Agreement, dated as of November 12, 1998, by and among Three Embarcadero Center West, Boston Properties Limited Partnership, BP EC West LLC, The Prudential Insurance Company of America, PIC Realty Corporation and Prudential Realty Securities II, Inc.(4)

10.36

Three Embarcadero Center West Property Contribution Agreement, dated as of November 12, 1998, by and among Three Embarcadero Center West, The Prudential Insurance Company of America, PIC Realty Corporation, Prudential Realty Securities II, Inc., Boston Properties Limited Partnership, Boston Properties, Inc. and BP EC West LLC.(4)

10.37

Third Amended and Restated Partnership Agreement of One Embarcadero Center Venture, dated as of November 12, 1998, by and between Boston Properties LLC, as managing general partner, BP EC1 Holdings LLC, as non-managing general partner, and PIC Realty Corporation, as non-managing general partner.(4)

10.38

Third Amended and Restated Partnership Agreement of Embarcadero Center Associates, dated as of November 12, 1998, by and between BP LLC, as managing general partner, BP EC2 Holdings LLC, as non-managing general partner, and PIC Realty Corporation, as non-managing general partner.(4)

10.39

Second Amended and Restated Partnership Agreement of Three Embarcadero Center Venture, dated as of November 12, 1998, by and between Boston Properties LLC, as managing general partner, BP EC3 Holdings LLC, as non-managing general partner, and The Prudential Insurance Company of America, as non-managing general partner.(4)

10.40

Second Amended and Restated Partnership Agreement of Four Embarcadero Center Venture, dated as of November 12, 1998, by and between Boston Properties LLC, as managing general partner, BP EC4 Holdings LLC, as non-managing general partner, and The Prudential Insurance Company of America, as non-managing general partner.(4)

10.41	Note Purchase Agreement, dated as of November 12, 1998, by and between Prudential Realty Securities, Inc. and One Embarcadero Center Venture.(4)

Exhibit No.	Description

10.42	Note Purchase Agreement, dated as of November 12, 1998, by and between Prudential Realty Securities, Inc. and Embarcadero Center Associates.(4)

10.43	Note Purchase Agreement, dated November 12, 1998, by and between Prudential Realty Securities, Inc. and Three Embarcadero Center Venture.(4)

10.44	Note Purchase Agreement, dated November 12, 1998, by and between Prudential Realty Securities, Inc. and Four Embarcadero Center Venture.(4)

10.45	Redemption Agreement, dated as of November 12, 1998, by and among One Embarcadero Center Venture, Boston Properties LLC, BP EC1 Holdings LLC and PIC Realty Corporation.(4)

10.46	Redemption Agreement, dated as of November 12, 1998, by and among Embarcadero Center Associates, Boston Properties LLC, BP EC2 Holdings LLC and PIC Realty Corporation.(4)

10.47	Redemption Agreement, dated as of November 12, 1998, by and among Three Embarcadero Center Venture, Boston Properties LLC, BP EC3 Holdings LLC and The Prudential Insurance Company of America.(4)

10.48	Redemption Agreement, dated as on November 12, 1998, by and among Four Embarcadero Center Venture, Boston Properties LLC, BP EC4 Holdings LLC and The Prudential Insurance Company of America.(4)

10.49	Option and Put Agreement, dated as of November 12, 1998, by and between One Embarcadero Center Venture and The Prudential Insurance Company of America.(4)

10.50	Option and Put Agreement, dated as of November 12, 1998, by and between Embarcadero Center Associates and The Prudential Insurance Company of America.(4)

10.51	Option and Put Agreement, dated as of November 12, 1998, by and between Three Embarcadero Center Venture and The Prudential Insurance Company of America.(4)

10.52	Option and Put Agreement, dated as of November 12, 1998, by and between Four Embarcadero Center Venture and The Prudential Insurance Company of America.(4)

10.53	Stock Purchase Agreement, dated as of September 28, 1998, by and between Boston Properties, Inc. and The Prudential Insurance Company of America.(4)

10.54	Master Agreement by and between New York State Common Retirement Fund and Boston Properties Limited Partnership, dated as of May 12, 2000.(7)

10.55	Contract of Sale, dated as of February 6, 2001, by and between Dai-Ichi Life Investment Properties, Inc., as seller, and Skyline Holdings LLC, as purchaser.(8)

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

Exhibit No.	Description

10.61	Amended and Restated Operating Agreement of BP/CGCenter Acquisition Co. LLC, a Delaware limited liability company.(8)

10.62	Purchase and Sale Agreement by and between Citibank, N.A. and BP 399 Park Avenue LLC, dated as of August 28, 2002.(10)

10.63

Credit Agreement by and among Boston Properties Limited Partnership, BP 399 Park Avenue LLC, certain other subsidiaries of Boston Properties Limited Partnership and the banks and others that are parties thereto, dated as of September 25, 2002.(10)

10.64	Amendment No. 2 to Amended and Restated 1997 Stock Option and Incentive Plan dated November 14, 2000.(13)(15)

10.65

Forty-Seventh Amendment to Second Amendment and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of April 11, 2003, by Boston Properties, Inc., as general partner.(14)(15)

10.66	Form of Director Long Term Incentive Plan Unit Vesting Agreement under the Boston Properties, Inc. 1997 Stock Option and Incentive Plan.(14)(15)

10.67	Amendment No. 3 to Amended and Restated 1997 Stock Option and Incentive Plan dated October 16, 2003(15)

10.68	Form of Employee Long Term Incentive Unit Vesting Agreement under the Boston Properties, Inc. 1997 Stock Option and Incentive Plan.(15)

10.69	Form of Long Term Incentive Plan Unit Vesting Agreement between each of Messrs. Mortimer B. Zuckerman and Edward H. Linde and Boston Properties, Inc. and Boston Properties Limited Partnership.(15)

12.1	Statement re: Computation of Ratios.

21.1	Schedule of Subsidiaries of Boston Properties, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Boston Properties, Inc.’s Registration Statement on Form S-11. (No. 333-25279)

(2)	Incorporated herein by reference to Boston Properties, Inc.’s Current Report on Form 8-K filed on July 15, 1998.

(3)	Incorporated herein by reference to Boston Properties, Inc.’s Current Report on Form 8-K filed on July 17, 1998.

(4)	Incorporated herein by reference to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.

(5)	Incorporated herein by reference to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 24, 2000.

(6)	Incorporated herein by reference to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2000.

(7)	Incorporated herein by reference to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 30, 2001.

(8)	Incorporated herein by reference to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 10, 2001.

(9)	Incorporated herein by reference to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2002.

(10)	Incorporated herein by reference to Boston Properties, Inc.’s Current Report on Form 8-K filed on October 8, 2002.

(11)	Incorporated herein by reference to Boston Properties, Inc.’s Current Report on Form 8-K/A filed on December 13, 2002.

(12)	Incorporated herein by reference to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 23, 2002.

(13)	Incorporated herein by reference to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on May 14, 2003.

(14)	Incorporated herein by reference to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2003.

(15)	Management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

(16)	Incorporated herein by reference to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Boston Properties, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Properties, Inc.

Date	By: /s/ Douglas T. Linde
February 25, 2004	Douglas T. Linde Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 25, 2004	By: /s/ Mortimer B. Zuckerman Mortimer B. Zuckerman Chairman of the Board of Directors

By: /s/ Edward H. Linde Edward H. Linde Director, President and Chief Executive Officer

By: /s/ Douglas T. Linde Douglas T. Linde Chief Financial Officer

By: /s/ Alan J. Patricof Alan J. Patricof Director

By: /s/ William M. Daley William M. Daley Director

By: /s/ Lawrence S. Bacow Lawrence S. Bacow Director

By: /s/ Martin Turchin Martin Turchin Director

By: /s/ David A. Twardock David A. Twardock Director

By: /s/ Alan B. Landis Alan B. Landis Director

By: /s/ Richard E. Salomon Richard E. Salomon Director

BOSTON PROPERTIES, INC.

All other schedules for which a provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors

To the Board of Directors and Stockholders of

Boston Properties, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Properties, Inc. (the “Company”) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 21 to the consolidated financial statements, the Company, on January 1, 2001, adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. As discussed in Note 22 to the consolidated financial statements, the Company, on January 1, 2002, adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

February 12, 2004

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2002
	(in thousands, except for share and par value amounts)

ASSETS
Real estate:	$8,983,260	$8,670,711
Less: accumulated depreciation	(1,001,435)	(822,933)

Total real estate	7,981,825	7,847,778
Cash and cash equivalents	22,686	55,275
Cash held in escrows	21,321	41,906
Tenant and other receivables (net of allowance for doubtful accounts of $3,157 and $3,682, respectively)	18,425	20,458
Accrued rental income (net of allowance of $5,030 and $4,744, respectively)	189,852	165,321
Deferred charges, net	188,855	176,545
Prepaid expenses and other assets	39,350	18,015
Investments in unconsolidated joint ventures	88,786	101,905

Total assets	$8,551,100	$8,427,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$3,471,400	$4,267,119
Unsecured senior notes (net of discount of $4,680 and $2,625, respectively)	1,470,320	747,375
Unsecured bridge loan	—	105,683
Unsecured line of credit	63,000	27,043
Accounts payable and accrued expenses	92,026	73,846
Dividends and distributions payable	84,569	81,226
Interest rate contracts	8,191	14,514
Accrued interest payable	50,931	25,141
Other liabilities	80,367	81,085

Total liabilities	5,320,804	5,423,032

Commitments and contingencies	—	—

Minority interests	830,133	844,581

Stockholders’ equity:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 98,309,077 and 95,441,890 issued and 98,230,177 and 95,362,990 outstanding in 2003 and 2002, respectively	982	954
Additional paid-in capital	2,104,158	1,982,689
Earnings in excess of dividends	320,900	198,586
Treasury common stock at cost, 78,900 shares in 2003 and 2002	(2,722)	(2,722)
Unearned compensation	(6,820)	(2,899)
Accumulated other comprehensive loss	(16,335)	(17,018)

Total stockholders’ equity	2,400,163	2,159,590

Total liabilities and stockholders’ equity	$8,551,100	$8,427,203

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2003	2002	2001
	(In thousands, except for per share amounts)
Revenue
Rental:
Base rent	$1,007,422	$931,634	$788,342
Recoveries from tenants	157,304	141,416	120,828
Parking and other	54,439	50,827	51,999

Total rental revenue	1,219,165	1,123,877	961,169
Hotel revenue	70,083	44,786	—
Development and management services	17,347	10,748	12,167
Interest and other	3,033	5,504	12,183

Total revenue	1,309,628	1,184,915	985,519

Expenses
Operating
Rental	400,639	368,047	313,821
Hotel	52,250	31,086	—
General and administrative	45,359	47,292	38,312
Interest	299,436	263,067	211,391
Depreciation and amortization	210,072	179,726	143,460
Net derivative losses	1,038	11,874	26,488
Loss from early extinguishments of debt	1,474	2,386	—
Loss on investments in securities	—	4,297	6,500

Total expenses	1,010,268	907,775	739,972

Income before minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gains on sales of real estate and other assets and land held for development, discontinued operations, cumulative effect of a change in accounting principle and preferred dividend	299,360	277,140	245,547
Minority interests in property partnerships	1,604	2,171	1,194
Income from unconsolidated joint ventures	6,016	7,954	4,186

Income before minority interest in Operating Partnership, gains on sales of real estate and other assets and land held for development, discontinued operations, cumulative effect of a change in accounting principle and preferred dividend	306,980	287,265	250,927
Minority interest in Operating Partnership	(74,642)	(73,980)	(69,729)

Income before gains on sales of real estate and other assets and land held for development, discontinued operations, cumulative effect of a change in accounting principle and preferred dividend	232,338	213,285	181,198
Gains on sales of real estate and other assets, net of minority interest	57,574	186,810	6,505
Gains on sales of land held for development, net of minority interest	—	3,633	2,584

Income before discontinued operations, cumulative effect of a change in accounting principle and preferred dividend	289,912	403,728	190,287
Discontinued operations:
Income from discontinued operations, net of minority interest	2,176	15,310	24,512
Gains on sales of real estate from discontinued operations, net of minority interest	73,234	25,345	—

Income before cumulative effect of a change in accounting principle and preferred dividend	365,322	444,383	214,799
Cumulative effect of a change in accounting principle, net of minority interest	—	—	(6,767)

Net income before preferred dividend	365,322	444,383	208,032
Preferred dividend	—	(3,412)	(6,592)

Net income available to common shareholders	$365,322	$440,971	$201,440

Basic earnings per common share:
Income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$2.99	$4.30	$2.04
Discontinued operations, net of minority interest	0.78	0.43	0.27
Cumulative effect of a change in accounting principle, net of minority interest	—	—	(0.07)

Net income available to common shareholders	$3.77	$4.73	$2.24

Weighted average number of common shares outstanding	96,900	93,145	90,002

Diluted earnings per common share:
Income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$2.94	$4.23	$1.99
Discontinued operations, net of minority interest	0.77	0.43	0.27
Cumulative effect of a change in accounting principle, net of minority interest	—	—	(0.07)

Net income available to common shareholders	$3.71	$4.66	$2.19

Weighted average number of common and common equivalent shares outstanding	98,486	94,612	92,200

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional Paid-in Capital	Earnings in excess of Dividends	Treasury Stock, at cost	Unearned Compensation	Accumulated Other Comprehensive Loss	Total

	Common Stock
	Shares	Amount
Stockholders’ Equity, December 31, 2000	86,630	$866	$1,673,349	$(13,895)	$—	$(848)	$(11,745)	$1,647,727
Conversion of operating partnership units to Common Stock	3,765	38	149,588	—	—	—	—	149,626
Allocation of minority interest	—	—	(47,852)	—	—	—	—	(47,852)
Net income for the year	—	—	—	201,440	—	—	—	201,440
Dividends declared	—	—	—	(205,214)	—	—	—	(205,214)
Shares issued pursuant to stock purchase plan	8	—	213	—	—	—	—	213
Stock options exercised	412	4	12,396	—	—	—	—	12,400
Treasury stock, at cost	(79)	—	—	—	(2,722)	—	—	(2,722)
Issuance of restricted stock	45	—	1,827	—	—	(1,827)	—	—
Amortization of restricted stock award	—	—	—	—	—	578	—	578
Unrealized holding losses	—	—	—	—	—	—	(2,123)	(2,123)

Stockholders’ Equity, December 31, 2001	90,781	908	1,789,521	(17,669)	(2,722)	(2,097)	(13,868)	1,754,073
Conversion of operating partnership units to Common Stock	1,566	16	59,962	—	—	—	—	59,978
Conversion of preferred stock to Common Stock	2,625	26	99,974	—	—	—	—	100,000
Allocation of minority interest	—	—	21,062	—	—	—	—	21,062
Net income for the year	—	—	—	440,971	—	—	—	440,971
Dividends declared	—	—	—	(224,716)	—	—	—	(224,716)
Shares issued pursuant to stock purchase plan	8	—	284	—	—	—	—	284
Stock options exercised	330	3	9,898	—	—	—	—	9,901
Issuance of restricted stock	53	1	1,988	—	—	(1,989)	—	—
Amortization of restricted stock award	—	—	—	—	—	1,187	—	1,187
Change in unrealized losses on derivative instruments used in cash flow hedging arrangements	—	—	—	—	—	—	(3,511)	(3,511)
Amortization of interest rate contracts	—	—	—	—	—	—	361	361

Stockholders’ Equity, December 31, 2002	95,363	954	1,982,689	198,586	(2,722)	(2,899)	(17,018)	2,159,590
Conversion of operating partnership units to Common Stock	225	2	9,041	—	—	—	—	9,043
Allocation of minority interest	—	—	37,285	—	—	—	—	37,285
Net income for the year	—	—	—	365,322	—	—	—	365,322
Dividends declared	—	—	—	(243,008)	—	—	—	(243,008)
Shares issued pursuant to stock purchase plan	12	—	367	—	—	—	—	367
Stock options exercised	2,454	24	68,637	—	—	—	—	68,661
Issuance of restricted equity	176	2	6,139	—	—	(6,141)	—	—
Amortization of restricted equity awards	—	—	—	—	—	2,220	—	2,220
Amortization of interest rate contracts	—	—	—	—	—	—	683	683

Stockholders’ Equity, December 31, 2003	98,230	$982	$2,104,158	$320,900	$(2,722)	$(6,820)	$(16,335)	$2,400,163

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

	For the year ended December 31,
	2003	2002	2001
	(in thousands)
Net income before preferred dividend	$365,322	$444,383	$208,032
Other comprehensive income (loss):
Amortization of interest rate contracts	683	361	—
Realized loss on investments in securities included in net income before preferred dividend	—	—	6,500
Unrealized gains (losses) on investments in securities:
Unrealized holding losses arising during the period	—	—	(1,608)
Less: reclassification adjustment for the cumulative effect of a change in accounting principle included in net income before preferred dividend	—	—	6,853
Unrealized derivative losses:
Transition adjustment of interest rate contracts	—	—	(11,414)
Change in unrealized losses on derivative instruments used in cash flow hedging arrangements	—	(3,511)	(2,454)

Other comprehensive income (loss)	683	(3,150)	(2,123)

Comprehensive income	$366,005	$441,233	$205,909

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income before preferred dividend	$365,322	$444,383	$208,032
Adjustments to reconcile net income before preferred dividend to net cash provided by operating activities:
Depreciation and amortization	210,477	186,429	150,163
Non-cash portion of interest expense	5,513	5,558	3,937
Non-cash compensation expense	2,220	1,187	578
Loss on investments in securities	—	4,297	6,500
Non-cash portion of derivative losses	—	1,111	(16,161)
Effective portion of interest rate contracts	—	(3,511)	—
Minority interests in property partnerships	(1,497)	(2,065)	(1,085)
Distributions in excess of earnings from unconsolidated joint ventures	2,396	738	(1,451)
Minority interests in Operating Partnership	104,283	124,775	75,878
Gains on sales of properties	(154,192)	(263,220)	(11,239)
Losses from early extinguishment of debt	90	554	—
Cumulative effect of a change in accounting principle	—	—	8,432
Change in assets and liabilities:
Cash held in escrows	585	1,094	4,951
Tenant and other receivables, net	2,033	23,027	(16,694)
Accrued rental income, net	(52,697)	(50,466)	(27,961)
Prepaid expenses and other assets	(3,200)	1,108	10,154
Accounts payable and accrued expenses	434	3,216	29,265
Interest rate contracts	(6,323)	3,367	11,147
Accrued interest payable	25,790	16,061	3,481
Other liabilities	7,649	1,848	8,580
Tenant leasing costs	(20,608)	(62,111)	(27,104)

Total adjustments	122,953	(7,003)	211,371

Net cash provided by operating activities	488,275	437,380	419,403

Cash flows from investing activities:
Acquisitions/additions to real estate	(422,273)	(1,432,302)	(1,322,565)
Investments in unconsolidated joint ventures	(4,495)	(4,158)	(7,163)
Net proceeds from the sales of real estate	524,264	419,177	26,106

Net cash provided by (used in) investing activities	97,496	(1,017,283)	(1,303,622)

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2003	2002	2001
Cash flows from financing activities:
Borrowings on unsecured line of credit	482,663	200,098	111,200
Repayments of unsecured line of credit	(446,706)	(173,055)	(111,200)
Repayments of mortgage notes	(1,210,081)	(417,230)	(229,021)
Proceeds from mortgage notes	194,615	369,155	1,128,534
Proceeds from unsecured senior notes, net of discount	722,602	747,375	—
Proceeds from unsecured bridge loan	—	1,000,000	—
Repayments of unsecured bridge loan	(105,683)	(894,317)	—
Deposits placed in mortgage escrow	(420,000)	—	—
Payments received from mortgage escrow	420,000	—	—
Mortgage payable proceeds released from escrow	—	—	57,610
Dividends and distributions	(313,811)	(297,331)	(276,538)
Proceeds from equity transactions	69,028	9,774	12,665
Purchase of treasury common stock	—	—	(2,722)
Net (distributions) contributions to/from minority interest holder	—	(1,539)	37,539
Deferred financing costs	(10,987)	(5,819)	(26,738)

Net cash provided by (used in) financing activities	(618,360)	537,111	701,329

Net decrease in cash and cash equivalents	(32,589)	(42,792)	(182,890)
Cash and cash equivalents, beginning of the year	55,275	98,067	280,957

Cash and cash equivalents, end of the year	$22,686	$55,275	$98,067

Supplemental disclosures:
Cash paid for interest	$287,603	$272,576	$275,263

Interest capitalized	$19,200	$22,510	$59,292

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$17,616	$10,067	$5,547

Mortgage notes payable assumed in connection with the acquisition of real estate	$210,620	$—	$—

Dividends and distributions declared but not paid	$84,569	$81,226	$79,561

Conversions of Minority Interest to Stockholders’ Equity	$5,045	$30,247	$119,604

Conversions of Preferred Stock to Stockholders’ Equity	$—	$100,000	$—

Basis adjustment in connection with conversions of Minority Interest to Stockholders’ Equity	$3,998	$29,731	$33,927

Deposit received on real estate held for sale escrowed	$—	$20,000	$—

Issuance of restricted shares to employees	$6,141	$1,989	$1,827

Unrealized loss related to investments in securities	$—	$—	$1,608

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

Organization

Boston Properties, Inc. (the “Company”), a Delaware corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the sole general partner of Boston Properties Limited Partnership (the “Operating Partnership”) and at December 31, 2003, owned an approximate 76.9% (76.3% at December 31, 2002) general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of partnership interest” (also referred to as “OP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company (“Common Stock”). In lieu of a cash redemption, the Company may elect to acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. Each series of Preferred Units bears a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units. At December 31, 2003, there was one series of Preferred Units outstanding.

All references to the Company hereafter refer to Boston Properties, Inc. and its subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

Properties

At December 31, 2003, the Company owned or had interests in a portfolio of 140 commercial real estate properties (142 properties at December 31, 2002) (the “Properties”) aggregating approximately 43.9 million net rentable square feet (approximately 42.4 million net rentable square feet at December 31, 2002), including three properties under construction totaling approximately 2.0 million net rentable square feet. The Properties consist of:

•	131 office properties comprised of 103 Class A office properties (including three properties under construction) and 28 Office/Technical properties;

•	four industrial properties;

•	three hotels; and

•	two retail properties.

In addition, the Company owns or controls 43 parcels of land totaling 551.3 acres and structured parking for 31,098 vehicles containing approximately 9.4 million square feet. The Company considers Class A office properties to be centrally located buildings that are professionally managed and maintained, that attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings. The Company considers Office/Technical properties to be properties that support office, research and development and other technical uses.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basis of Presentation

Boston Properties, Inc. does not have any other significant assets, liabilities or operations, other than its investment in the Operating Partnership, nor does it have employees of its own. The Operating Partnership, not Boston Properties, Inc., executes all significant business relationships. Except for variable interest entities, all majority-owned subsidiaries and affiliates where the Company has financial and operating control are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. Except for variable interest entities in which the Company has determined it is the primary beneficiary, investments in real estate joint ventures and companies over which the Company has the ability to exercise significant influence, but over which the Company does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings of these joint ventures and companies is included in consolidated net income. The Company consolidates any variable interest entity of which it has determined that it is the primary beneficiary.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). If the Company determines that an entity is deemed to be a variable interest entity (“VIE”), the enterprise that is deemed to absorb a majority of the expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46. FIN 46 is effective immediately for arrangements entered into after January 31, 2003, and will be applied as of March 31, 2004, to all arrangements entered into before February 1, 2003.

2.    Summary of Significant Accounting Policies

Real Estate

Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, above and below market leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141), and allocates the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings at replacement cost. The Company assesses and considers fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenant’s credit quality and expectations of lease renewals. Based on its acquisitions to date, the Company’s allocation to customer relationship intangible assets has been immaterial.

The Company records acquired “above and below” market leases at their fair value (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses.

The Company reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Because cash flows on properties considered to be “long-lived assets to be held and used” as defined by SFAS No. 144 are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted on January 1, 2002, requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and the Company will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) on the eventual disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). Following the classification of a property as “held for sale”, no further depreciation is recorded on the assets.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgement. The Company’s capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction. Interest costs capitalized for the years ended December 31, 2003, 2002 and 2001 were $19.2 million, $22.5 million and $59.3 million, respectively. Salaries and related costs capitalized for the years ended December 31, 2003, 2002 and 2001 were $3.7 million, $4.4 million and $5.8 million, respectively.

The acquisitions of minority interests for shares of the Company’s Common Stock are recorded under the purchase method with assets acquired reflected at the fair market value of the Company’s Common Stock on the date of acquisition. The acquisition amounts are allocated to the underlying assets based on their estimated fair values.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expenditures for repairs and maintenance are charged to operations as incurred. Significant betterments are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.

The Company computes depreciation and amortization on properties using the straight-line method based on estimated useful asset lives. In accordance with SFAS No. 141, the Company allocates the acquisition cost of real estate to land, building, tenant improvements, acquired “above-”and “below-” market leases, origination costs and acquired in-place leases based on an assessment of their fair value and depreciates or amortizes these assets (or liabilities) over their useful lives. The amortization of acquired “above-” and “below-” market leases and acquired in-place leases is recorded as an adjustment to revenue and depreciation and amortization, respectively, in the Consolidated Statements of Operations.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Land improvements	25 to 40 years
Buildings and improvements	10 to 40 years
Tenant improvements	Shorter of useful life or terms of related lease
Furniture, fixtures, and equipment	3 to 7 years

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and investments with maturities of three months or less from the date of purchase. The majority of the Company’s cash and cash equivalents are held at major commercial banks which may at times exceed the Federal Deposit Insurance Corporation limit of $100,000. The Company has not experienced any losses to date on its invested cash.

Cash Held in Escrows

Escrows include amounts established pursuant to various agreements for real estate purchase and sale transactions, security deposits, property taxes, insurance and other costs.

Investments in Securities

The Company accounts for investments in securities of publicly traded companies in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Investments.” Investments in securities of non-publicly traded companies are recorded at cost, as they are not considered marketable under SFAS No. 115. During the years ended December 31, 2003, 2002 and 2001, the Company realized losses totaling $0, $4.3 million and $6.5 million, respectively, related to the write-down of securities of three technology companies. The Company determined that the decline in the fair value of these securities was other than temporary as defined by SFAS No. 115. At December 31, 2003 and 2002, the Company had no investments in securities.

Tenant and other receivables

Tenant and other accounts receivable, other than accrued rents receivable, are expected to be collected within one year.

Deferred Charges

Deferred charges include leasing costs and financing fees. Direct and incremental fees and costs incurred in the successful negotiation of leases, including brokerage, legal, internal leasing employee salaries and other costs have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Internal leasing salaries and related costs capitalized for the years ended December 31, 2003, 2002 and 2001

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were $1.3 million, $0.7 million and $0.8 million, respectively. External fees and costs incurred to obtain long-term financing have been deferred and are being amortized over the terms of the respective loans on a basis that approximates the effective interest method and are included with interest expense. Unamortized financing and leasing costs are charged to expense upon the early repayment or significant modification of the financing or upon the early termination of the lease, respectively. Fully amortized deferred charges are removed from the books upon the expiration of the lease or maturity of the debt.

Investments in Unconsolidated Joint Ventures

Except for ownership interests in a variable interest entity, the Company accounts for its investments in joint ventures under the equity method of accounting because it exercises significant influence over, but does not control, these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years. Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheets, and the Company’s share of net income or loss from the joint ventures is included on the consolidated statements of operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses, however, the Company’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds.

To the extent that the Company contributes assets to a joint venture, the Company’s investment in joint venture is recorded at the Company’s cost basis in the assets that were contributed to the joint venture. To the extent that the Company’s cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in the Company’s share of equity in net income of the joint venture. In accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures”, the Company will recognize gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

The Company serves as property manager for the joint ventures. The Company serves as the development manager for the joint venture currently under development. The profit on development fees received from joint ventures is recognized to the extent attributable to the outside interests in the joint ventures. The Company has recognized development and management fee income earned from its joint ventures of approximately $4.7 million, $5.0 million, and $3.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Equity Offering Costs

Underwriting commissions and offering costs have been reflected as a reduction of additional paid-in capital.

Treasury Stock

The Company’s share repurchases are reflected as treasury stock utilizing the cost method of accounting and are presented as a reduction to consolidated stockholders’ equity.

Dividends

Earnings and profits, which determine the taxability of dividends to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of gains on the sale of real property, revenue recognition, compensation expense, and in the estimated useful lives used to compute depreciation. Tax treatment of common distributions represented 76%, 98% and 100% ordinary income, 4%, 2% and 0% capital gain income and 20%, 0%, 0% return of capital for federal income tax purposes for the years ended December 31, 2003, 2002 and 2001, respectively.

Revenue Recognition

Base rental revenue is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenue by $48.5 million, $51.0 million and $27.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Accrued rental income represents rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements. The Company maintains an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. The Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectibility differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The credit risk is mitigated by the high quality of the Company’s existing tenant base, reviews of prospective tenant’s risk profiles prior to lease execution and continual monitoring of the Company’s portfolio to identify potential problem tenants.

Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs are recognized as revenue in the period the expenses are incurred. Tenant reimbursements are recognized and presented in accordance with EITF Issue 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“Issue 99-19”). Issue 99-19 requires that these reimbursements be recorded gross, as the Company is generally the primary obligor with respect to purchasing goods and services from third- party suppliers, has discretion in selecting the supplier and has credit risk.

The Company’s hotel revenues are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. Hotel revenues are recognized as earned.

The Company records its development fees earned on real estate projects on a straight-line basis over the development period, which approximates the percentage of completion method described in SOP 81-1 and provides a more accurate measurement over the period of fees earned. Management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis, since such fees are contingent upon the collection of rents.

The estimated fair value of warrants received in conjunction with communications license agreements are recognized over the ten-year effective terms of the license agreements.

The Company recognizes gains on sales of real estate pursuant to the provisions of SFAS No. 66 “Accounting for Sales of Real Estate.” The specific timing of a sale is measured against various criteria in SFAS No. 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, the Company defers gain recognition and accounts for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Interest Expense and Interest Rate Protection Agreements

Interest expense on fixed rate debt with predetermined periodic rate increases is computed using the effective interest method over the terms of the respective loans.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS reflects the potential dilution that could occur from shares issuable under stock-based compensation plans, including upon the exercise of stock options, and conversion of the minority interests in the Operating Partnership.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, escrows, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments.

The Company calculates the fair value of mortgage debt and unsecured senior notes. The Company discounts the spread between the future contractual interest payments and future interest payments on mortgage debt and unsecured notes based on a current market rate. In determining the current market rate, the Company adds a market spread to the quoted yields on federal government treasury securities with similar maturity dates to debt.

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 1997. As a result, the Company generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. The Company’s policy is to distribute 100% of its taxable income. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to the Company’s consolidated taxable REIT subsidiaries.

In January 2002, the Company formed a taxable REIT subsidiary (“TRS”), IXP, Inc. (IXP) which acts as a captive insurance company to provide earthquake re-insurance coverage for the Company’s Greater San Francisco properties. The accounts of IXP are consolidated within the Company. The captive TRS is subject to tax at the federal and state level and, accordingly, the Company has recorded a tax provision in the Company’s Consolidated Statements of Operations of $0.01 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively.

Effective July 1, 2002, the Company restructured the leases with respect to its ownership of the three hotel properties by forming a TRS. The hotel TRS, a wholly owned subsidiary of the Operating Partnership, is the lessee pursuant to leases for each of the hotel properties. As lessor, the Operating Partnership is entitled to a percentage of gross receipts from the hotel properties. Marriott International, Inc. continues to manage the hotel properties under the Marriott® name and under terms of the existing management agreements. In connection with the restructuring, the revenue and expenses of the hotel properties are being reflected in the Company’s

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Operations. The hotel TRS is subject to tax at the federal and state level and, accordingly, the Company has recorded a tax provision in the Company’s Consolidated Statements of Operations of $0.05 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively.

To assist the Company in maintaining its status as a REIT, the Company had previously leased its three hotel properties, pursuant to leases with a participation in the gross receipts of such hotel properties, to a lessee (“ZL Hotel LLC”) in which Messrs. Zuckerman and Linde, the Chairman of the Board and Chief Executive Officer, respectively, were the sole member-managers. Marriott International, Inc. managed these hotel properties under the Marriott® name pursuant to management agreements with the lessee. Rental revenue from these leases totaled approximately $12.2 million for the six-month period in 2002 prior to the formation of the hotel TRS and $31.3 million for the year ended December 31, 2001.

The net difference between the tax basis and the reported amounts of the Company’s assets and liabilities is approximately $1.6 billion and $1.7 billion as of December 31, 2003 and 2002, respectively.

Certain entities included in the Company’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.

Stock-based employee compensation plan

At December 31, 2003, the Company has stock-based employee compensation plans, which are described more fully in Note 18. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income available to common shareholders and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except for per share amounts)
Net income available to common shareholders	$365,322	$440,971	$201,440
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of minority interest	(5,764)	(7,697)	(9,467)

Pro forma net income available to common shareholders	$359,558	$433,274	$191,973

Earnings per share:
Basic—as reported	$3.77	$4.73	$2.24

Basic—pro forma	$3.71	$4.65	$2.13

Diluted—as reported	$3.71	$4.66	$2.19

Diluted—pro forma	$3.65	$4.58	$2.08

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3.    Real Estate

Real estate consisted of the following at December 31 (in thousands):

	2003	2002
Land	$1,696,965	$1,647,808
Land held for future development	232,098	215,866
Real estate held for sale, net	5,604	224,585
Buildings and improvements	5,963,504	5,669,641
Tenant improvements	474,228	395,979
Furniture, fixtures and equipment	68,261	68,256
Development in process	542,600	448,576

Total	8,983,260	8,670,711
Less: Accumulated depreciation	(1,001,435)	(822,933)

	$7,981,825	$7,847,778

4.    Deferred Charges

Deferred charges consisted of the following at December 31 (in thousands):

	2003	2002
Leasing costs	$230,156	$203,954
Financing costs	80,892	75,145

	311,048	279,099
Less: Accumulated amortization	(122,193)	(102,554)

	$188,855	$176,545

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consists of the following at December 31, 2003:

Entity	Property	% Ownership

Square 407 Limited Partnership	Market Square North	50%

The Metropolitan Square Associates LLC	Metropolitan Square	51% (1)

BP 140 Kendrick Street LLC	140 Kendrick Street	25% (2)

BP/CRF 265 Franklin Street Holdings LLC	265 Franklin Street	35%

BP/CRF 901 New York Avenue LLC	901 New York Avenue	25% (2)(3)

New Jersey & H Street LLC	801 New Jersey Avenue	50% (3)

(1)	This joint venture is accounted for under the equity method due to participatory rights of the outside partner.
(2)	Economic ownership can increase based on the achievement of certain return thresholds.
(3)	The property is not in operation (i.e., under construction or lease of undeveloped land).

The Company’s joint venture agreements generally include provisions whereby each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

On April 1, 2003, the Company acquired the remaining 50% outside interest in its Discovery Square joint venture, consisting of two Class A office properties totaling 366,939 square feet located in Reston, Virginia. The Company acquired the remaining 50% interest for $18.3 million of cash and the assumption of the outside partner’s share of the mortgage debt of approximately $32.4 million. The accounts of Discovery Square are now consolidated with the accounts of the Company.

On August 5, 2003, the Company acquired the remaining outside interests in its One Freedom Square and Two Freedom Square joint ventures, consisting of two Class A office properties totaling 831,810 square feet located in Reston, Virginia. The Company acquired the remaining interests for an aggregate of $36.0 million of cash and the assumption of the outside partner’s share of the mortgage debt of approximately $56.4 million and $35.4 million, respectively. The accounts of One Freedom Square and Two Freedom Square are now consolidated with the accounts of the Company.

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

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined summarized financial information of the unconsolidated joint ventures is as follows (in thousands):

	December 31,
Balance Sheets	2003	2002
Real estate and development in process, net	$567,924	$753,931
Other assets	49,772	59,665

Total assets	$617,696	$813,596

Mortgage and construction loans payable (1)	$388,196	$558,362
Other liabilities	14,749	13,436
Partners’ equity	214,751	241,798

Total liabilities and partners’ equity	$617,696	$813,596

Company’s share of equity	$85,932	$98,997
Basis differential (2)	2,854	2,908

Carrying value of the Company’s investments in unconsolidated joint ventures	$88,786	$101,905

(1)	At December 31, 2003 and 2002, the Company had a guarantee obligation outstanding with the lender totaling approximately $1.4 million and $1.7 million, respectively, related to the re-tenanting of 265 Franklin Street. In addition, the Company and its joint venture partner have agreed to guarantee up to $7.5 million and $22.5 million, respectively, of the construction loan on behalf of the 901 New York Avenue joint venture entity. The amounts guaranteed are subject to decrease (and elimination) upon the satisfaction of certain operating performance and financial measures. In the event the guarantee of the Company’s partner is unenforceable, the Company has agreed to satisfy its partner’s guarantee obligations. The Company’s partner has agreed to reimburse the Company for any amounts the Company pays in satisfaction of its partner’s guarantee obligations.

(2)	This amount represents the aggregate difference between the Company’s historical cost basis reflected and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. Basis differentials occur primarily upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Operations	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Total revenue	$89,027	$94,678	$80,813
Expenses
Operating	27,212	26,534	23,024
Interest	29,510	32,964	32,434
Depreciation and amortization	18,082	17,058	13,557

Total expenses	74,804	76,556	69,015

Net income	$14,223	$18,122	$11,798

Company’s share of net income	$6,016	$7,954	$4,186

6.    Mortgage Notes Payable

The Company had outstanding mortgage notes payable totaling approximately $3.5 billion and $4.3 billion as of December 31, 2003 and 2002, respectively, each collateralized by one or more buildings and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through August 1, 2021.

Fixed rate mortgage notes payable totaled approximately $3.1 billion at December 31, 2003 and 2002, with interest rates ranging from 3.5% to 8.59% (averaging 7.0% and 7.17% at December 31, 2003 and 2002, respectively).

Variable rate mortgage notes payable (including construction loans payable) totaled approximately $375.5 million and $1.1 billion at December 31, 2003 and 2002, respectively, with interest rates ranging from 1.40% above the London Interbank Offered Rate (“LIBOR”) (LIBOR was 1.12% and 1.38% at December 31, 2003 and 2002, respectively) to 1.95% above LIBOR.

On April 14, 2003, the Company refinanced the mortgage loan totaling $376.7 million that was collateralized by its Five Times Square property in New York City. The original mortgage loan commitment was $420.0 million and the refinancing covered the loan proceeds of $376.7 million that had been advanced through that date. The new financing consisted of (1) approximately $139.7 million of cash borrowed under the Company’s revolving line of credit facility, which borrowing was collateralized by the property and subsequently refinanced during May 2003 and (2) a mortgage loan of approximately $237.0 million (which was ultimately increased to $420.0 million in August 2003) which was collateralized by the property and an equivalent amount of the Company’s cash deposited in a cash collateral account with the mortgage lender. During the term of the mortgage loan, the balance in the cash collateral account was required to equal or exceed the outstanding borrowings on the mortgage loan. The mortgage loan bore interest at LIBOR plus 0.25% and was scheduled to mature on April 1, 2004. The refinancing enabled the Company to preserve transferable benefits of certain mortgage issuance costs. During the year ended December 31, 2003, the Company recognized a gain of approximately $4.8 million (net of minority interest share of approximately $1.0 million) in connection with the assumption of the $420.0 million mortgage loan by third parties and the transfer to such third parties of such related benefits. Simultaneously with the transfer of such benefits, the Company was released of its obligation to repay the $420.0 million mortgage loan and $420.0 million in the cash collateral account was paid to the third parties for their assumption of those payment obligations. The gain has been reported in the Company’s Consolidated Statement of Operations under the caption—Gains on Sales of Real Estate and Other Assets, Net of Minority Interest. See also Note 25—“Subsequent Events.”

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 30, 2003, the Company agreed to a modification with its lender on its $62.7 million mortgage loan that is secured by the Reservoir Place property in Waltham, Massachusetts. The mortgage loan, prior to modification, bore interest at a fixed rate of 9.646% per annum and matured in November 2006. However, as the debt was assumed and recorded at fair value in connection with the original acquisition of the property, pursuant to the provisions of EITF 98-1, the effective interest rate for accounting purposes was 6.88% per annum prior to the modification. In connection with the modification, the Company made a principal payment of $9.1 million and incurred an up-front fee of $2.1 million. Following the modification, the mortgage loan bears interest at a fixed rate of 7.0% per annum and matures on July 1, 2009. As the modification was not considered substantially different, the fee and remaining unamortized premium will be amortized over the remaining term of the modified mortgage using the effective interest method.

In connection with the acquisition of the remaining outside interests in One Freedom Square and Two Freedom Square in Reston, Virginia on August 5, 2003, the Company assumed the outside partner’s share of the mortgage loans secured by the properties of approximately $56.4 million and $35.4 million, respectively. Immediately following the acquisition, One Freedom Square and Two Freedom Square had outstanding mortgage debt of $75.2 million and $70.7 million, respectively. Subsequent to the acquisition on August 5, 2003, the Company repaid in full the mortgage loan on the Two Freedom Square property totaling $70.7 million. Pursuant to the provisions of SFAS No. 141, the mortgage debt assumed on the One Freedom Square property totaling approximately $75.2 million, bearing interest at a fixed rate of 7.75% per annum, was recorded at its fair value of approximately $84.3 million using an effective interest rate for accounting purposes of 5.33% per annum.

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

Two mortgage loans totaling $139.8 million at December 31, 2003 and a mortgage loan totaling approximately $69.3 million at December 31, 2002 have been accounted for at their fair values on the date the mortgage loans were assumed. The impact of using these accounting methods decreased interest expense by $1.3 million, $2.2 million and $1.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. The cumulative liability related to these accounting methods was $11.6 million and $5.8 million at December 31, 2003 and 2002, respectively, and is included in mortgage notes payable.

Combined aggregate principal payments of mortgage notes payable at December 31, 2003 are as follows:

(in thousands)
2004	$446,758
2005	319,713
2006	305,821
2007	185,166
2008	1,010,594
Thereafter	1,203,348

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of December 31, 2003 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate (1)	Principal Amount	Maturity Date
10 Year Unsecured Senior Notes	6.250%	6.296%	$750,000	01/15/13
10 Year Unsecured Senior Notes	6.250%	6.280%	175,000	01/15/13
12 Year Unsecured Senior Notes	5.625%	5.636%	300,000	04/15/15
12 Year Unsecured Senior Notes	5.000%	5.075%	250,000	06/01/15

Total principal			1,475,000
Net discount			(4,680)

Total			$1,470,320

(1)	Yield on issuance date including the effects of discounts on the notes.

The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2003 and 2002, the Company was in compliance with each of these financial restrictions and requirements.

8.    Unsecured Bridge Loan

During 2002, the Company obtained unsecured bridge financing totaling $1.0 billion (the “Unsecured Bridge Loan”) in connection with the acquisition of 399 Park Avenue. The Unsecured Bridge Loan required interest only payments at a per annum variable rate of Eurodollar + 1.45% with a maturity date in September 2003 and was pre-payable at any time prior to its maturity without a prepayment penalty. On January 17, 2003, the Company repaid the remaining balance outstanding under the Unsecured Bridge Loan and has no further ability to borrow additional funds under the Unsecured Bridge Loan.

The terms of the Unsecured Bridge Loan required that the Company maintain a number of customary financial and other covenants on an ongoing basis, including among other things, (1) an unsecured loan-to-value ratio against our total borrowing base not to exceed 55%, unless the Company’s leverage ratio exceeds 60%, in which case it is not to exceed 50%, (2) a secured debt leverage ratio not to exceed 55%, (3) a debt service coverage ratio of 1.40 for the Company’s borrowing base, or 1.50 if the Company’s leverage ratio equals or exceeds 60%, a fixed charge ratio of 1.30, and a debt service coverage ratio of 1.50 (4) a leverage ratio not to exceed 60%, however for five consecutive quarters (not including the two quarters prior to expiration) leverage can go to 65% (5) limitations on additional indebtedness and stockholder distributions, and (6) a minimum net worth requirement.

9.    Unsecured Line of Credit

On January 17, 2003, the Company extended its $605.0 million unsecured revolving credit facility (the “Unsecured Line of Credit”) for a three-year term expiring on January 17, 2006 with a provision for a one-year extension at the option of the Company, subject to certain conditions. Outstanding balances under the Unsecured Line of Credit bear interest at a per annum variable rate of Eurodollar + 0.70%. In addition, a facility fee equal to 20 basis points per annum is payable in quarterly installments. The interest rate and facility fee are subject to

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustment in the event of a change in the Operating Partnership’s unsecured debt ratings. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced Eurodollar rate. At December 31, 2003, there was $63.0 million outstanding under the Unsecured Line of Credit. The Company had an outstanding balance on the Unsecured Line of Credit of $173.9 million at December 31, 2002 of which approximately $146.9 million was collateralized by the Company’s 875 Third Avenue property and was included in Mortgage Notes Payable in the accompanying Consolidated Balance Sheets. The weighted-average balance outstanding was approximately $28.3 million and $15.2 million during the year ended December 31, 2003 and 2002, respectively. The weighted-average interest rate on amounts outstanding was approximately 1.87% and 3.03% during the year ended December 31, 2003 and 2002, respectively.

The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) an unsecured loan-to-value ratio against our total borrowing base not to exceed 60%, unless our leverage ratio exceeds 60%, in which case it is not to exceed 55%, (2) a secured debt leverage ratio not to exceed 55%, (3) a debt service coverage ratio of at least 1.40 for our borrowing base properties, (4) a fixed charge coverage ratio of at least 1.30 and a debt service coverage ratio of at least 1.50, (5) a leverage ratio not to exceed 60%, however for five consecutive quarters (not including the two quarters prior to expiration) the leverage ratio can go to 65%, (6) limitations on additional indebtedness and stockholder distributions, and (7) a minimum net worth requirement. As of December 31, 2003 and 2002, the Company was in compliance with each of these financial and other covenant requirements.

10. Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

The Company has letter of credit and performance obligations of approximately $16.5 million related to lender and development requirements.

The Company has certain indebtedness guarantee obligations with lenders primarily related to rent shortfalls and re-tenanting costs for certain properties. At December 31, 2003, the Company had a guarantee obligation outstanding totaling approximately $1.4 million related to the re-tenanting of an unconsolidated joint venture property. In addition, the Company and one of its joint venture partners have agreed to guarantee up to $7.5 million and $22.5 million, respectively, of a construction loan on behalf of a joint venture entity. The amounts guaranteed are subject to decrease (and elimination) upon the satisfaction of certain operating performance and financial measures. In the event the guarantee of the Company’s partner is unenforceable, the Company has agreed to satisfy its guarantee obligations. The Company’s partner has agreed to reimburse the Company for any amounts the Company pays in satisfaction of its partner’s guarantee obligations.

The Company’s joint venture agreements generally include provisions whereby each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

Concentrations of Credit Risk

Management of the Company performs ongoing credit evaluations of tenants and may require tenants to provide some form of credit support such as corporate guarantees and/or other financial guarantees. Although the Company’s properties are geographically diverse and the tenants operate in a variety of industries, to the extent

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company has a significant concentration of rental revenue from any single tenant, the inability of that tenant to make its lease payments could have an adverse effect on the Company.

Insurance

The Company carries insurance coverage on its properties of types and in amounts that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) through December 31, 2004, subject to extension by the United States Department of Treasury through December 31, 2005. The Federal Terrorism Risk Insurance Act expires on December 31, 2005, unless extended, and therefore, the Company cannot currently anticipate whether the Act will renew upon expiration. In connection with the renewal of coverage for the policy year beginning March 1, 2004, the Company is currently evaluating coverage on terms and amounts comparable to its existing policies, subject to cost and market availability. The Company’s current property insurance coverage carries a $640 million per occurrence limit, including coverage for certified acts of terrorism. Additionally, the Company’s 2003 program provides $25 million of coverage for acts of terrorism other than those “certified” under the Federal Terrorism Risk Insurance Act.

The Company also carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to deductibles and self-insurance that it believes are commercially reasonable. Specifically, the Company carries earthquake insurance which covers its San Francisco portfolio with a $120 million per occurrence limit and a $120 million aggregate limit, $20 million of which is provided as a direct insurer by IXP, Inc. The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. As a result of increased costs of coverage and decreased availability, the amount of third-party earthquake insurance that the Company may be able to purchase on commercially reasonable terms may be reduced. In addition, the Company may discontinue earthquake insurance on some or all of its properties in the future if the premiums exceed its estimation of the value of the coverage.

In January 2002, the Company formed a wholly-owned taxable REIT subsidiary, IXP, Inc. (“IXP”), to act as a captive insurance company and be one of the elements of the Company’s overall insurance program. IXP acts as a primary carrier with respect to a portion of the Company’s earthquake insurance coverage for its Greater San Francisco properties. Insofar as the Company owns IXP, it is responsible for its liquidity and capital resources, and the accounts of IXP are part of the Company’s consolidated financial statements. If the Company experiences a loss and IXP is required to pay under its insurance policy, the Company would ultimately record the loss to the extent of IXP’s required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

The Company continues to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism in particular, but it can not anticipate what coverage will be available on commercially reasonable terms in future policy years. There are other types of losses, such as from wars, acts of nuclear, biological or chemical terrorism or the presence of mold at the Company’s properties, for which the Company cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if the Company experiences a loss that is uninsured or that exceeds policy limits, it could lose the capital invested in the damaged properties, as well as the anticipated future revenue from those properties. Depending on the specific circumstances of each affected property, it is possible that the Company could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Company’s business and financial condition and results of operations.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Matters

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

State and Local Tax Matters

Because the Company is organized and qualifies as a REIT, it is generally not subject to federal income taxes, but is subject to certain state and local taxes. In the normal course of business, certain entities through which the Company owns real estate either have undergone, or are currently undergoing, tax audits. Although the Company believes that it has substantial arguments in favor of its positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on the Company’s results of operations.

Environmental Matters

It is the Company’s policy to retain independent environmental consultants to conduct or update Phase I environmental assessments (which generally do not involve invasive techniques such as soil or ground water sampling) and asbestos surveys with respect to its properties. These pre-purchase environmental assessments have not revealed environmental conditions that the Company believes will have a material adverse effect on its business, assets, financial condition, results of operations or liquidity, and the Company is not otherwise aware of environmental conditions with respect to its properties that the Company believes would have such a material adverse effect. However, from time to time pre-existing environmental conditions at the Company’s properties have required and may in the future require environmental testing and/or regulatory filings, as well as remedial action.

For example, in February 1999, one of the Company’s affiliates acquired from Exxon Corporation a property in Massachusetts that was formerly used as a petroleum bulk storage and distribution facility and was known by the state regulatory authority to contain soil and groundwater contamination. The Company recently completed development of an office park on the property. The Company’s affiliate engaged a specially licensed environmental consultant to oversee the management of contaminated soil and groundwater that was disturbed in the course of construction. Under the property acquisition agreement, Exxon agreed to (1) bear the liability arising from releases or discharges of oil and hazardous substances which occurred at the site prior to the Company’s ownership, (2) continue remediating such releases and discharges as necessary and appropriate to comply with applicable requirements, and (3) indemnify the Company’s affiliate for certain losses arising from preexisting site conditions. Any indemnity claim may be subject to various defenses, and there can be no assurance that the amounts paid under the indemnity, if any, would be sufficient to cover the liabilities arising from any such releases and discharges.

Environmental investigations at two of the Company’s properties in Massachusetts have identified groundwater contamination migrating from off-site source properties. In both cases the Company engaged a specially licensed environmental consultant to perform the necessary investigations and assessments and to prepare submittals to the state regulatory authority, including Downgradient Property Status Opinions. The environmental consultant concluded that the properties qualify for Downgradient Property Status under the state regulatory program, which eliminates certain deadlines for conducting response actions at a site. The Company also believes that these properties qualify for liability relief under certain statutory amendments regarding upgradient releases. Although the Company believes that the current or former owners of the upgradient source properties may ultimately be responsible for some or all of the costs of addressing the identified groundwater contamination, the Company will take necessary further response actions (if any are required). No such additional response actions are anticipated at this time.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company owns a property in Massachusetts where historic groundwater contamination was identified prior to acquisition. The Company engaged a specially licensed environmental consultant to perform investigations and to prepare necessary submittals to the state regulatory authority. The environmental consultant has concluded that (1) certain identified groundwater contaminants are migrating to the subject property from an off-site source property and (2) certain other detected contaminants are likely related to a historic release on the subject property. The Company has filed a Downgradient Property Status Opinion (described above) with respect to contamination migrating from off-site. The consultant has recommended conducting additional investigations, including the installation of off-site monitoring wells, to determine the nature and extent of contamination potentially associated with the historic use of the subject property. The Company has authorized such additional investigations and will take necessary further response actions (if any are required).

Some of the Company’s properties and certain properties owned by the Company’s affiliates are located in urban, industrial and other previously developed areas where fill or current or historical uses of the areas have caused site contamination. Accordingly, it is sometimes necessary to institute special soil and/or groundwater handling procedures in connection with construction and other property operations in order to achieve regulatory closure and ensure that contaminated materials are addressed in an appropriate manner. In these situations it is the Company’s practice to investigate the nature and extent of detected contamination and estimate the costs of required response actions and special handling procedures. The Company then uses this information as part of its decision-making process with respect to the acquisition and/or development of the property. For example, the Company owns a parcel in Massachusetts, formerly used as a quarry/asphalt batching facility, which the Company may develop in the future. Pre-purchase testing indicated that the site contains relatively low levels of certain contaminants. The Company has engaged a specially licensed environmental consultant to perform an environmental risk characterization and prepare all necessary regulatory submittals. The Company anticipates that additional response actions necessary to achieve regulatory closure (if any) will be performed prior to or in connection with future construction activities. When appropriate, closure documentation will be submitted for public review and comment pursuant to the state regulatory authority’s public information process.

The Company expects that resolution of the environmental matters relating to the above will not have a material impact on its business, assets, financial condition, results of operations or liquidity. However, the Company cannot assure you that it has identified all environmental liabilities at its properties, that all necessary remediation actions have been or will be undertaken at the Company’s properties or that the Company will be indemnified, in full or at all, in the event that such environmental liabilities arise.

Development

The Company has three properties currently under construction. Commitments to complete these projects totaled approximately $183.9 million at December 31, 2003. Of the remaining commitment, $183.3 million of the costs will be covered under its existing construction loans.

Sale of Property

The Operating Partnership Agreement provides that, until June 23, 2007, the Operating Partnership may not sell or otherwise transfer three designated properties (or a property acquired pursuant to the disposition of a designated property in a non-taxable transaction) in a taxable transaction without the prior written consent of Mr. Mortimer B. Zuckerman, Chairman of the Board of Directors, and Mr. Edward H. Linde, President and Chief Executive Officer. The Operating Partnership is not required to obtain their consent if each of them does not continue to hold at least a specified percentage of their original OP Units. In connection with the acquisition or contribution of 31 other Properties, the Company entered into similar agreements for the benefit of the selling or contributing parties which specifically state the Operating Partnership will not sell or otherwise transfer the Properties in a taxable transaction until specified dates ranging from June 2006 to April 2016, or if the contributors do not hold at least a specified percentage of their OP Units.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Minority Interests

Minority interests relate to the interest in the Operating Partnership not owned by the Company and interests in a property partnership not wholly-owned by the Company. As of December 31, 2003, the minority interest in the Operating Partnership consisted of 22,365,942 OP Units and 5,400,661 Series Two Preferred Units held by parties other than the Company.

The minority interest in property partnership consists of the outside equity interest in the venture that owns Citigroup Center. This venture is consolidated with the financial results of the Company because the Company exercises control over the entity that owns the property. The equity interest in the venture that is not owned by the Company, totaling approximately $27.6 million and $29.9 million at December 31, 2003 and 2002, respectively, is included in Minority Interests on the accompanying Consolidated Balance Sheets. The minority interest holder’s share of income for Citigroup Center is reflective of the Company’s preferential return on and of its capital.

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

The Preferred Units at December 31, 2003 consist of 5,400,661 Series Two Preferred Units of limited partnership in the Operating Partnership (the “Series Two Preferred Units”), which bear a preferred distribution at the greater of the distribution rate payable to common unitholders or an increasing rate, ranging from 5.00% to 7.00% per annum on a liquidation preference of $50.00 per unit and are convertible into OP Units at a rate of $38.10 per Preferred Unit. Distributions to holders of Preferred Units are recognized on a straight-line basis that approximates the effective interest method.

12.    Stockholders’ Equity

As of December 31, 2003, the Company had 98,230,177 shares of Common Stock and no shares of Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”) outstanding.

On July 9, 2002, the Company issued 2,624,671 shares of Common Stock as a result of the conversion of all of the Company’s 2,000,000 shares of Preferred Stock. In addition, the Company paid the accrued preferred dividends due to the holders of the Preferred Stock.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Future Minimum Rents

The Properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2004 to 2029. The future minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of December 31, 2003, under non-cancelable operating leases (including leases for properties under development), which expire on various dates through 2029, are as follows:

Years Ending December 31,	(in thousands)
2004	$961,617
2005	902,180
2006	829,595
2007	752,637
2008	695,550
Thereafter	3,583,873

The geographic concentration of the future minimum lease payments to be received is detailed as follows:

Location	(in thousands)
Midtown Manhattan	$4,050,113
Greater Boston	1,414,208
Greater Washington, DC	1,284,159
Greater San Francisco	705,946
New Jersey and Pennsylvania	271,026

No one tenant represented more than 10.0% of the Company’s total rental revenue for the years ended December 31, 2003, 2002 and 2001.

14.    Segment Reporting

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Greater Boston, Greater Washington, D.C., Midtown Manhattan, Greater San Francisco and New Jersey and Pennsylvania. Segments by property type include: Class A Office, Office/Technical, Industrial and Hotels.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, interest expense, depreciation and amortization expense, net derivative losses, losses from early extinguishments of debt and losses from investments in securities are not included in Net Operating Income as the internal reporting addresses these items on a corporate level.

Net Operating Income is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate Net Operating Income in the same manner. The Company considers Net Operating Income to be an appropriate supplemental measure to net income because it helps both investors and management to understand the core operations of the Company’s properties. During 2003, the revenue and expenses of the hotel properties have been included in the operations of the Company. During 2002, the operations of the hotel properties were reflected as a net lease payment in rental revenue and real estate tax expense in property operating expenses.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information by geographic area and property type (dollars in thousands):

For the year ended December 31, 2003:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey and Pennsylvania	Total
Rental Revenue:
Class A Office	$279,000	$204,143	$433,664	$206,305	$70,645	$1,193,757
Office/Technical	8,724	13,254	—	1,679	—	23,657
Industrial	597	—	—	387	767	1,751
Hotels	70,083	—	—	—	—	70,083

Total	358,404	217,397	433,664	208,371	71,412	1,289,248
% of Grand Totals	27.80%	16.86%	33.64%	16.16%	5.54%	100.00%
Rental Expenses:
Class A Office	101,728	56,180	132,491	77,757	26,378	394,534
Office/Technical	2,031	3,115	—	405	—	5,551
Industrial	373	—	—	41	140	554
Hotels	52,250	—	—	—	—	52,250

Total	156,382	59,295	132,491	78,203	26,518	452,889
% of Grand Totals	34.53%	13.09%	29.25%	17.27%	5.86%	100.00%

Net operating income	$202,022	$158,102	$301,173	$130,168	$44,894	$836,359

% of Grand Totals	24.16%	18.90%	36.01%	15.56%	5.37%	100.00%

For the year ended December 31, 2002:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey and Pennsylvania	Total
Rental Revenue:
Class A Office	$266,930	$217,928	$313,788	$220,153	$66,725	$1,085,524
Office/Technical	8,230	13,319	—	1,899	—	23,448
Industrial	1,019	—	—	421	762	2,202
Hotels	57,489	—	—	—	—	57,489

Total	333,668	231,247	313,788	222,473	67,487	1,168,663
% of Grand Totals	28.55%	19.79%	26.85%	19.04%	5.77%	100.00%
Rental Expenses:
Class A Office	99,653	60,501	97,203	77,222	25,072	359,651
Office/Technical	1,787	2,525	—	387	—	4,699
Industrial	332	—	—	39	139	510
Hotels	34,273	—	—	—	—	34,273

Total	136,045	63,026	97,203	77,648	25,211	399,133
% of Grand Totals	34.09%	15.79%	24.35%	19.45%	6.32%	100.00%

Net operating income	$197,623	$168,221	$216,585	$144,825	$42,276	$769,530

% of Grand Totals	25.68%	21.86%	28.15%	18.82%	5.49%	100.00%

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2001:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey and Pennsylvania	Total
Rental Revenue:
Class A Office	$226,573	$216,236	$180,360	$213,950	$65,689	$902,808
Office/Technical	7,837	13,189	—	2,022	—	23,048
Industrial	1,199	677	—	383	724	2,983
Hotels	32,330	—	—	—	—	32,330

Total	267,939	230,102	180,360	216,355	66,413	961,169
% of Grand Totals	27.88%	23.94%	18.76%	22.51%	6.91%	100.00%
Rental Expenses:
Class A Office	82,919	57,288	63,659	74,930	23,825	302,621
Office/Technical	1,871	2,344	—	357	—	4,572
Industrial	425	260	—	40	122	847
Hotels	5,781	—	—	—	—	5,781

Total	90,996	59,892	63,659	75,327	23,947	313,821
% of Grand Totals	29.00%	19.08%	20.29%	24.00%	7.63%	100.00%

Net operating income	$176,943	$170,210	$116,701	$141,028	$42,466	$647,348

% of Grand Totals	27.33%	26.29%	18.03%	21.79%	6.56%	100.00%

The following is a reconciliation of net operating income to net income available to common shareholders (in thousands):

	Years ended December 31,
	2003	2002	2001
Net operating income	$836,359	$769,530	$647,348
Add:
Development and management services	17,347	10,748	12,167
Interest and other	3,033	5,504	12,183
Minority interests in property partnerships	1,604	2,171	1,194
Income from unconsolidated joint ventures	6,016	7,954	4,186
Gains on sales of real estate and other assets, net of minority interest	57,574	186,810	6,505
Gains on sales of land held for development, net of minority interest	—	3,633	2,584
Income from discontinued operations, net of minority interest	2,176	15,310	24,512
Gains on sales of real estate from discontinued operations, net of minority interest	73,234	25,345	—
Less:
General and administrative	45,359	47,292	38,312
Interest expense	299,436	263,067	211,391
Depreciation and amortization	210,072	179,726	143,460
Net derivative losses	1,038	11,874	26,488
Loss from early extinguishments of debt	1,474	2,386	—
Loss on investments in securities	—	4,297	6,500
Minority interest in Operating Partnership	74,642	73,980	69,729
Cumulative effect of a change in accounting principle, net of minority interest	—	—	6,767
Preferred dividend	—	3,412	6,592

Net income available to common shareholders	$365,322	$440,971	$201,440

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Loss from Early Extinguishments of Debt

In accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” effective for fiscal years beginning after May 15, 2002, any gain or loss on extinguishments of debt in prior periods that do not meet the criteria in APB Opinion No. 30 for classification as an extraordinary items shall be reclassified. During the years ended December 31, 2003 and 2002, the Company recognized approximately $1.5 million and $2.4 million, respectively, related to the early extinguishments of debt, consisting primarily of payments of prepayment fees and the write-off of unamortized deferred financing costs. There were no losses from early extinguishments of debt during the year ended December 31, 2001. These amounts have been reclassified from extraordinary items to “Losses from early extinguishment of debt” in the Consolidated Statements of Operations.

16. Earnings Per Share

Earnings per share (“EPS”) has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both net income and the number of common shares used in the computation of basic EPS, which utilizes the weighted average number of common shares outstanding without regard to the dilutive potential common shares, and diluted EPS, which includes all shares, as applicable.

	For the year ended December 31, 2003 (in thousands, except for per share amounts)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Income available to common shareholders before discontinued operations	$289,912	96,900	$2.99
Discontinued operations, net of minority interest	75,410	—	0.78

Net income available to common shareholders	365,322	96,900	3.77
Effect of Dilutive Securities:
Stock Options and Other	—	1,586	(0.06)

Diluted Earnings Per Share
Income available to common shareholders	$365,322	98,486	$3.71

	For the year ended December 31, 2002 (in thousands, except for per share amounts)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Income available to common shareholders before discontinued operations	$400,316	93,145	$4.30
Discontinued operations, net of minority interest	40,655	—	0.43

Net income available to common shareholders	440,971	93,145	4.73
Effect of Dilutive Securities:
Stock Options and Other	155	1,467	(.07)

Diluted Earnings Per Share
Income available to common shareholders	$441,126	94,612	$4.66

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended December 31, 2001 (in thousands, except for per share amounts)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$183,695	90,002	$2.04
Discontinued operations, net of minority interest	24,512	—	0.27
Cumulative effect of a change in accounting principle, net of minority interest	(6,767)	—	(0.07)

Net income available to common shareholders	201,440	90,002	2.24
Effect of Dilutive Securities:
Stock Options and Other	244	2,198	(.05)

Diluted Earnings Per Share
Income available to common shareholders	$201,684	92,200	$2.19

17. Employee Benefit Plan

Effective January 1, 1985, the predecessor of the Company adopted a 401(k) Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees as defined, are eligible to participate in the Plan after they have completed three months of service. Upon formation, the Company adopted the Plan and the terms of the Plan.

Effective January 1, 2000, the Company amended the Plan by increasing the Company’s matching contribution to 200% of the first 3% from 200% of the first 2% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of $200,000, indexed for inflation) and by eliminating the vesting requirement.

The Plan provides that matching employer contributions are to be determined at the discretion of the Company. The Company’s matching contribution for the years ended December 31, 2003, 2002 and 2001 was $1.9 million, $2.0 million and $1.8 million, respectively.

Effective January 1, 2001, the Company amended the Plan to provide a supplemental retirement contribution to employees who have at least ten years of service on January 1, 2001, and who are 40 years of age or older as of January 1, 2001. The maximum supplemental retirement contribution will not exceed the annual limit on contributions established by the Internal Revenue Service. The Company will record an annual supplemental retirement credit for the benefit of each participant. The Company’s supplemental retirement contributions and credit for the years ended December 31, 2003, 2002 and 2001 was $56,446, $37,169 and $37,665, respectively.

The Company also maintains a deferred compensation plan that is designed to allow certain officers of the Company to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. The Company is currently setting aside funds in order to meet its future obligations under the plan.

The Company’s liability under the plan is equal to the total amount of compensation deferred by the plan participants and earnings on the deferred compensation pursuant to investments elected by the plan participants. The Company’s liability as of December 31, 2003 and 2002 was $2.0 million and $0.5 million, respectively.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Stock Option and Incentive Plan and Stock Purchase Plan

The Company has established a stock option and incentive plan for the purpose of attracting and retaining qualified employees and rewarding them for superior performance in achieving the Company’s business goals and enhancing stockholder value.

Under the plan, the number of shares of Common Stock available for issuance is 17,069,665 shares plus as of the first day of each calendar quarter after January 1, 2000, 9.5% of any net increase since the first day of the preceding calendar quarter in the total number of shares of Common Stock outstanding, on a fully converted basis (excluding Preferred Stock). At December 31, 2003, the number of shares available for issuance under the plan was 3,553,755.

Options granted under the plan become exercisable over a two, three or five year period and have terms of ten years. All options were granted at the fair market value of the Company’s Common Stock at the dates of grant.

The Company issued 174,451, 52,750 and 44,842 shares of restricted stock under the plan during the years ended December 31, 2003, 2002 and 2001, respectively. The shares of restricted stock were valued at approximately $6.0 million ($35.20 per share), $2.0 million ($37.70 per share) and $1.8 million ($40.75 per share) for the years ended December 31, 2003, 2002 and 2001, respectively. The restricted stock granted in 2002 and 2001 vests over a five-year period, with one-fifth of the shares vesting each year and has been recognized net of amortization as unearned compensation on the consolidated balance sheets. The restricted stock granted in 2003 will generally be expensed ratably as such restricted stock vests over the five-year vesting period. Compensation expense related to the restricted stock totaled $2.2 million, $1.2 million, and $0.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

A summary of the status of the Company’s stock options as of December 31, 2003, 2002 and 2001 and changes during the years ended December 31, 2003, 2002 and 2001 are presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2001	8,101,682	$31.15
Granted	3,247,250	$41.60
Exercised	(406,371)	$30.40
Canceled	(35,003)	$33.60

Outstanding at December 31, 2001	10,907,558	$34.28
Granted	1,423,000	$37.73
Exercised	(329,704)	$30.28
Canceled	(38,509)	$37.13

Outstanding at December 31, 2002	11,962,345	$34.80
Granted	—	—
Exercised	(2,452,791)	$29.77
Canceled	(69,874)	$38.60

Outstanding at December 31, 2003	9,439,680	$36.08

There were no options granted during the year ended December 31, 2003. The per share weighted-average fair value of options granted was $3.31 and $5.01 for the years ended December 31, 2002 and 2001, respectively.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The per share fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2002 and 2001.

	2002	2001
Dividend yield	6.47%	5.72%
Expected life of option	6 Years	6 Years
Risk-free interest rate	3.32%	5.13%
Expected stock price volatility	20%	20%

The following table summarizes information about stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/03	Weighted-Average Exercise Price
$25.00-$36.81	5,084,634	4.51 Years	$32.29	5,084,634	$32.29
$37.70-$42.12	4,355,046	7.36 Years	$40.50	2,486,021	$40.97

In addition, the Company had 8,549,104 and 4,999,346 options exercisable at weighted-average exercise prices of $33.43 and $31.37 at December 31, 2002 and 2001, respectively.

The Company adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”) to encourage the ownership of Common Stock by eligible employees. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase at the end of the biannual purchase periods shares of Common Stock for 85% of the average closing price during the last ten business days of the purchase period. The Company issued 12,383, 8,595 and 8,538 shares with the weighted average fair value of the purchase right equal to $33.24 per share, $33.09 per share and $36.02 per share under the Stock Purchase Plan as of December 31, 2003, 2002 and 2001, respectively.

The Company applies Accounting Practice Bulletin Opinion No. 25 and related interpretations in accounting for its stock option and stock purchase plan. Accordingly, no compensation cost has been recognized.

The compensation cost under SFAS No. 123 for the stock performance-based plan would have been $7.0 million, $9.4 million and $11.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Had compensation cost for the Company’s grants for stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income, and net income per common share for the years ended December 31, 2003, 2002 and 2001 would approximate the pro forma amounts below:

	2003	2002	2001
Net income (in thousands)	$359,558	$433,274	$191,973
Net income per common share—basic	$3.71	$4.65	$2.13
Net income per common share—diluted	$3.65	$4.58	$2.08

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to future anticipated awards.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Selected Interim Financial Information (unaudited)

The tables below reflect the Company’s selected quarterly information for the years ended December 31, 2003 and 2002. Certain 2003 and 2002 amounts have been reclassified to conform to the current presentation of discontinued operations.

	2003 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per share amounts)
Total revenue	$319,414	$323,125	$330,905	$336,184
Income before minority interest in Operating Partnership	$75,202	$78,776	$73,790	$79,212
Net income available to common shareholders	$185,045	$63,236	$56,970	$60,592
Income available to common shareholders per share—basic	$1.93	$0.66	$0.59	$0.62
Income available to common shareholder per share—diluted	$1.91	$0.64	$0.57	$0.61

	2002 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per share amounts)
Total revenue	$267,674	$282,939	$300,971	$333,331
Income before minority interest in Operating Partnership	$65,646	$71,857	$71,042	$78,720
Net income available to common shareholders	$55,365	$54,775	$71,541	$260,146
Income available to common shareholders per share—basic	$0.61	$0.60	$0.75	$2.73
Income available to common shareholder per share—diluted	$0.60	$0.59	$0.74	$2.70

20.    Pro Forma Financial Information (unaudited)

The accompanying unaudited pro forma information for the years ended December 31, 2003 and 2002 is presented as if (1) the acquisition of 399 Park Avenue on September 25, 2002, (2) the dispositions of Fullerton Square on March 4, 2002, 7600, 7700, and 7702 Boston Boulevard on March 4, 2002, One and Two Independence Square on November 22, 2002, 2391 West Winton Avenue on December 2, 2002, the Candler Building on January 28, 2003, 875 Third Avenue on February 4, 2003 and 2300 N Street on March 18, 2003 and (3) the sales of the properties designated as held for sale and qualifying as discontinued operations at December 31, 2003 had occurred prior to January 1, 2002. This pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto.

This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred prior to January 1, 2002, nor do they purport to predict the results of operations of future periods.

Pro Forma	Year Ended December 31,
(dollars in thousands, except for per share amounts)	2003	2002
Total revenue	$1,306,697	$1,229,773
Net income available to common shareholders	$237,755	$228,565

Basic earnings per share:
Net income available to common shareholders	$2.45	$2.45
Weighted average number of common shares outstanding	96,900	93,145

Diluted earnings per share:
Net income available to common shareholders	$2.41	$2.42
Weighted average number of common and common equivalent shares outstanding	98,486	94,612

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.    Derivative Instruments and Hedging Activities

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138 (“SFAS No. 133”), as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company’s consolidated balance sheets at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria of SFAS No. 133 are recognized in earnings. For derivatives designated as hedging instruments in qualifying cash flow hedges, the effective portion of changes in fair value of the derivatives are recognized in accumulated other comprehensive income (loss) until the forecasted transactions occur and the ineffective portions are recognized in earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) forecasted transactions. The Company also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

The Company entered into interest rate protection agreements during 2000, generally for the purpose of fixing interest rates on variable rate construction loans in order to reduce the budgeted interest costs on the Company’s development projects, which would translate into higher returns on investment as the development projects come on-line. Amounts included in accumulated other comprehensive income (loss) related to the effective portion of cash flow hedges will be reclassified into earnings over the estimated life of the constructed asset.

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

The Company’s derivatives also include investments in warrants to purchase shares of common stock of other companies. Based on the terms of the warrant agreements, the warrants meet the definition of a derivative and accordingly must be marked to fair value through earnings. The Company had been recording the warrants at fair value through accumulated other comprehensive loss as available-for-sale securities under SFAS No. 115. Upon adoption of SFAS No. 133, the Company reclassified approximately $6.9 million, the fair value of the warrants, from accumulated other comprehensive loss to a cumulative effect of a change in accounting principle.

During 2001, the Company paid the fair value of the swap arrangement and two hedge contracts that were entered into during 2000 and part of 2001 in order to terminate the contracts. In addition, for the year ended December 31, 2001, the Company recorded unrealized derivative losses through other comprehensive income of approximately $2.5 million, related to the effective portion of interest rate agreements. The Company expects that within the next twelve months it will reclassify into earnings approximately $347,000 of the amount recorded in accumulated other comprehensive income relating to these agreements.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2002, the Company entered into treasury rate lock contracts designated and qualifying as a cash flow hedge to reduce its exposure to variability in future cash flows attributable to changes in the Treasury rate relating to a forecasted fixed rate financing. All components of the treasury rate lock agreements were included in the assessment of hedge effectiveness. The amount of hedge ineffectiveness was not material. The Company terminated these contracts upon the issuance of the fixed rate debt, and paid approximately $3.5 million, which is reflected in other comprehensive income (loss). The loss reflected in accumulated other comprehensive income (loss) will be reclassified into earnings over the term of the fixed rate debt. The Company expects that within the next twelve months it will reclassify into earnings approximately $351,000 of the amount recorded in accumulated other comprehensive income (loss) relating to these agreements.

On August 26, 2003, the Company modified its remaining derivative contract to provide for the counter-party to pay the Company LIBOR and to require the Company to pay the counter-party LIBOR + 4.55% on a notional amount of $150.0 million. The derivative contract expires on February 11, 2005. In accordance with SFAS No.133, the derivative contracts are reflected at their fair market value, which was a liability of $8.2 million and $14.5 million at December 31, 2003 and 2002, respectively.

For the years ended December 31, 2003, 2002 and 2001, the Company recorded through earnings net derivative losses of approximately $1.0 million, $11.9 million and $26.5 million, respectively, which represented the total ineffectiveness of all cash flow hedges and other non-hedging instruments, the changes in value of the embedded derivatives and the change in value of the warrants. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness, except for the time value of option contracts.

22.    Discontinued Operations

Effective January 1, 2002, as required, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which superceded SFAS No. 121. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lesser of book value or fair value less cost to sell. SFAS No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

During the year ended December 31, 2003, the Company sold 875 Third Avenue, a Class A office property totaling approximately 712,000 net rentable square feet located in New York City, New York and the Candler Building, a Class A office property totaling approximately 541,000 net rentable square feet located in Baltimore, Maryland. At December 31, 2003, the Company had designated as held for sale Sugarland Business Park—Building Two, an office/technical property totaling approximately 59,000 net rentable square feet located in Herndon, Virginia, and 430 Rozzi Place, an industrial property totaling approximately 20,000 net rentable square feet located in South San Francisco, California. The Company has presented these properties as discontinued operations in its statements of operations for the years ended December 31, 2003, 2002 and 2001. In addition, the Company sold 2300 N Street, a Class A office property totaling approximately 289,000 net rentable square feet located in Washington, D.C., and had designated as held for sale Hilltop Office Center, a complex of nine office/technical properties totaling approximately 143,000 net rentable square feet located in South San Francisco, California. Due to the Company’s continuing involvement in the management, for a fee, of the properties listed above through an agreement with the buyers, these properties are not categorized as discontinued operations in the accompanying consolidated statements of operations. As a result, the gain on sale related to 2300 N Street in Washington, D.C., totaling approximately $52.8 million (net of minority interest share of approximately $11.5 million), has been reflected under the caption-gains on sales of real estate and other assets in the consolidated statements of operations for the year ended December 31, 2003.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2002, the Company disposed of the following properties: Fullerton Square and 7600, 7700 and 7702 Boston Boulevard consisting of five office/technical properties totaling 347,680 net rentable square feet in Springfield, Virginia and 2391 West Winton Avenue, an industrial property totaling 220,213 net rentable square feet in Hayward, California. The Company has presented these properties as discontinued operations in its statements of operations for the years ended December 31, 2002 and 2001. In addition, the Company sold One and Two Independence Square, two Class A office properties totaling 917,459 net rentable square feet in Washington, D.C. Due to the Company’s continuing involvement in the management, for a fee, of One and Two Independence Square in Washington, DC through an agreement with the buyer, these properties are not categorized as discontinued operations in the accompanying consolidated statements of operations. As a result, the gain on sale related to One and Two Independence Square in Washington, D.C., totaling approximately $186.8 million (net of minority interest share of approximately $41.1 million), has been reflected under the caption-gains on sales of real estate and other assets in the consolidated statements of operations for the year ended December 31, 2002. The following table summarizes income from discontinued operations (net of minority interest) and the related realized gains on sales of real estate from discontinued operations (net of minority interest) for the years ended December 31, 2003, 2002 and 2001:

	For the Year Ended December 31,
	2003	2002	2001
	(in thousands)
Total revenue	$5,474	$51,957	$66,564
Operating expenses	(2,014)	(17,858)	(17,578)
Interest Expense	(296)	(8,616)	(11,998)
Depreciation and Amortization	(405)	(6,702)	(6,703)
Minority interest in property partnership	(107)	(106)	(109)
Minority interest in Operating Partnership	(476)	(3,365)	(5,664)

Income from discontinued operations (net of minority interest)	$2,176	$15,310	$24,512

Realized gain on sale of real estate	$89,728	$30,916	$—
Minority interest in Operating Partnership	(16,494)	(5,571)	—

Realized gain on sale of real estate (net of minority interest in Operating Partnership)	$73,234	$25,345	$—

At December 31, 2003, the Company had designated as held for sale the following properties: Hilltop Office Center, a complex of nine office/technical properties totaling approximately 143,000 net rentable square feet located in South San Francisco, California, Sugarland Business Park—Building Two, an office/technical property totaling approximately 59,000 net rentable square feet located in Herndon, Virginia and 430 Rozzi Place, an industrial property totaling approximately 20,000 net rentable square feet located in South San Francisco, California. At December 31, 2002, the Company had 875 Third Avenue, a Class A office property totaling approximately 711,901 net rentable square feet in Midtown Manhattan, New York designated as held for sale. The anticipated sales prices for the properties held for sale exceeded their carrying values. The Company has not categorized Hilltop Office Center located in South San Francisco, California as discontinued operations in the accompanying consolidated statements of operations due to the Company’s anticipated continuing involvement in the management of these properties after the sale.

The Company’s adoption of SFAS No. 144 resulted in the presentation of the net operating results of these qualifying properties sold during 2003 and 2002, as income from discontinued operations for all periods presented. In addition, SFAS No. 144 resulted in the gains on sale of these qualifying properties totaling approximately $73.2 million (net of minority interest share of approximately $16.5 million) and $25.3 million

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(net of minority interest share of approximately $5.6 million) to be reflected as gains on sales of real estate from discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2003 and 2002, respectively. The adoption of SFAS No. 144 did not have an impact on net income available to common shareholders. SFAS No. 144 only impacted the presentation of these properties within the consolidated statements of operations.

23.    Newly Issued Accounting Standards

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard was effective beginning January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s results of operations, financial position or liquidity.

In April 2002, the FASB issued SFAS No. 145, which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The statement rescinds SFAS No. 4 and SFAS No. 64, which required net gains or losses from the extinguishments of debt to be classified as extraordinary items in the income statement. The Company anticipates that these gains and losses will no longer be classified as extraordinary as they are not unusual and infrequent in nature. The changes required by SFAS No. 145 are not expected to have a material impact on the Company’s financial position or liquidity.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued in July 2002 and became effective for the Company on January 1, 2003. This statement requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business, the closure of business activities in a particular location, or a change in management structure, to be recorded as a liability at fair value when it becomes probable that the cost will be incurred and no future economic benefit will be gained by the company for such termination costs, and costs to consolidate facilities or relocate employees. SFAS No. 146 supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of SFAS No. 146 did not have a material impact on the Company’s results of operations, financial position or liquidity.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on the Company’s financial position or results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuer require classification as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after September 15, 2003. On November 7, 2003, the FASB deferred the effective date of paragraphs 9 and 10 of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests in order to address a number of interpretation and implementation issues. The Company has determined that one of its consolidated finite life joint ventures qualifies as a mandatorily redeemable noncontrolling interest. As provided in the joint venture agreement, upon the termination of the partnership on December 31, 2027, should the parties elect not to further extend the agreement, the net assets of the joint venture will be distributed in proportion to each partner’s ownership interest. Although no such obligation exists at December 31, 2003, if the Company were to dissolve the partnership or sell the underlying real estate assets and satisfy any outstanding obligations, the Company estimates that it would have to pay approximately $12.0 million to the minority interest holder.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. The adoption of FIN 45 did not have a material impact on the Company’s results of operations, financial position, or liquidity.

In January 2003, the FASB issued FIN 46, which provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. The Company does not believe that the application of FIN 46, if required, will have a material impact on its financial position, results of operations, or liquidity.

24.    Related Party Transactions

The Company paid Applied Printing Technologies, a printing company affiliated with Mr. Mortimer B. Zuckerman, approximately $79,000, $76,000 and $73,000 during the years ended December 31, 2003, 2002 and 2001, respectively, for printing services principally relating to the printing of the Company’s annual report to shareholders. The selection of Applied Printing Technologies as the printer for the Company’s annual report to shareholders was made through a bidding process open to multiple printing companies.

A firm controlled by Mr. Raymond A. Ritchey’s brother was paid aggregate leasing commissions, respectively, approximately $894,000, $591,000 and $571,000, for the years ended December 31, 2003, 2002 and 2001 in connection with leases signed at the Discovery Square and Two Freedom Square properties. These properties were previously owned by joint ventures in which the Company had a 50% interest. The Company acquired the remaining interests during 2003. Mr. Ritchey is an Executive Vice President of Boston Properties, Inc.

Mr. Turchin, a member of the Company’s Board of Directors is a non-executive/non-director Vice Chairman of CB Richard Ellis (“CBRE”). Through an arrangement with CBRE and its predecessor, Insignia/

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ESG, Inc. that has been in place since 1985, Turchin & Associates, an entity owned by Mr. Turchin (95%) and his son (5%), participates in brokerage activities for which CBRE is retained as leasing agent, some of which involve leases for space within buildings owned by the Company. Additionally, Mr. Turchin’s son is employed by CBRE and works on transactions for which CBRE earns commission income from the Company. Mr Turchin’s son’s compensation from CBRE is in the form of salary and bonus, neither of which is directly tied to CBRE’s transactions with the Company. For the years ended December 31, 2003, 2002 and 2001, Mr. Turchin, through Turchin & Associates, received commission income of $169,000, $116,000 and $943,000, respectively from commissions earned by CBRE and its predecessor, Insignia/ESG, Inc. from the Company. Pursuant to its arrangement with CBRE, Turchin & Associates has confirmed to the Company that it is paid on the same basis with respect to properties owned by the Company as it is with respect to properties owned by other clients of CBRE. Mr. Turchin does not participate in any discussions or other activities relating to the Company’s contractual arrangements with CBRE either in his capacity as a member of our Board of Directors or as a Vice Chairman of CBRE.

In April 2003, an entity controlled by Mr. Zuckerman acquired from a third party an office building located at 2400 N Street, N.W. in Washington, D.C., in which a company affiliated with Mr. Zuckerman leases 100% of the building. The Company has managed this property under a third-party management contract for many years. The Company entered into a contract with an entity controlled by Mr. Zuckerman to continue to manage this property on terms comparable with other third-party property management agreements that the Company currently has in place. The disinterested members of the Company’s Board of Directors approved Mr. Zuckerman’s acquisition of this building, as well as the management agreement between the Company and Mr. Zuckerman’s affiliate. The Company received $791,792 for reimbursements of building operating costs and management fees under the management contract in 2003.

The Company had a lease with Daily News LP (an entity controlled by Mr. Zuckerman) for office space located at Sumner Square. The Company and Daily News LP agreed to terminate the lease as of September 30, 2003 subject to another unrelated tenant within the building executing an amendment to its existing lease pursuant to which it would agree to lease the office space through December 31, 2005. Daily News LP paid the Company $49,214 in lease termination fees. The disinterested directors of the Company’s Board of Directors approved the lease termination. Daily News LP paid the Company an aggregate of $131,183 in 2003, including the aforementioned termination fees.

25.    Subsequent Events

On January 16, 2004, the Company sold 430 Rozzi Place, an industrial property totaling approximately 20,000 square feet located in South San Francisco, California, for $2.5 million. The Company had a 35.7% interest in this property, which was consolidated in the Company’s financial statements due to the Company’s unilateral control.

On January 23, 2004, the Company refinanced its $493.5 million construction loan secured by the Times Square Tower property in New York City. The loan bore interest at LIBOR + 1.95% per annum and was scheduled to mature in November 2004. At December 31, 2003, the outstanding balance under the loan was $332.9 million. This loan facility totaling $475.0 million is comprised of two tranches. The first tranche consists of a $300.0 million loan commitment which bears interest at LIBOR + 0.90% per annum and matures in January 2006, with a one year extension option. The second tranche consists of a $175.0 million term loan which bears interest at LIBOR + 1.00% per annum and matures in January 2007, unless the maturity date of the first tranche is not extended, in which case it will mature in January 2006.

On January 26, 2004, the Company executed a contract to acquire 1330 Connecticut Avenue, a 259,000 square foot Class A office property in Washington, D.C. at a purchase price of approximately $86.6 million. In

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

addition, the Company will be obligated to fund an additional $11.0 million for tenant and capital improvements during approximately the first two years of ownership. The acquisition will be financed with the assumption of mortgage indebtedness secured by the property totaling approximately $52.0 million bearing interest at a fixed rate of 7.58% per annum and maturing in 2011, borrowings under the Company’s unsecured revolving credit facility and available cash. There can be no assurance that the acquisition will be completed on the terms currently contemplated, or at all.

On January 30, 2004, a third party terminated an agreement to enter into a ground lease with the Company, and in connection therewith the Company subsequently received consideration of approximately $7.5 million.

On February 4, 2004, the Company sold Hilltop Office Center, comprised of nine office/technical properties totaling approximately 143,000 square feet located in South San Francisco, California for $18.0 million. The Company had a 35.7% interest in these properties, which were consolidated in the Company’s financial statements due to the Company’s unilateral control.

On February 10, 2004, the Company sold Sugarland Business Park—Building Two, an office/technical property totaling approximately 59,000 square feet located in Herndon, Virginia for $7.1 million.

Boston Properties, Inc.

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2003

(dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
				Land	Building
Embarcadero Center	Office	San Francisco, CA	$679,560	$211,297	$996,442	$98,139	$213,133	$1,092,745	$—	$—	$1,305,878	$146,639	1924/1989	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	8,932	340,773	707,717	—	—	1,048,490	22,217	1961	(1)
Prudential Center	Office	Boston, MA	280,091	92,077	734,594	151,963	92,758	845,986	39,890	—	978,629	95,199	1965/1993/2002	(1)
Citigroup Center	Office	New York, NY	510,915	241,600	494,782	8,995	242,720	502,657	—	—	745,377	33,664	1977/1997	(1)
Carnegie Center	Office	Princeton, NJ	140,424	101,772	349,089	24,678	109,665	365,874	—	—	475,539	48,254	1983-1999	(1)
Five Times Square	Office	New York, NY	—	158,530	288,589	7,509	158,565	296,063	—	—	454,628	15,362	2002	(1)
280 Park Avenue	Office	New York, NY	262,394	125,288	201,115	42,766	125,869	243,300	—	—	369,169	42,670	1968/95-96	(1)
599 Lexington Avenue	Office	New York, NY	225,000	81,040	100,507	81,294	81,416	181,425	—	—	262,841	94,243	1986	(1)
Riverfront Plaza	Office	Richmond, VA	108,190	18,000	156,733	3,808	18,359	160,182	—	—	178,541	24,238	1990	(1)
Gateway Center	Office	San Francisco, CA	81,511	28,255	139,245	6,845	29,164	145,181	—	—	174,344	12,275	1984/1986/2002	(1)
100 East Pratt Street	Office	Baltimore, MD	86,805	27,562	109,662	4,359	27,690	113,893	—	—	141,583	18,426	1975/1991	(1)
1333 New Hampshire Avenue	Office	Washington, DC	—	34,190	86,361	—	34,190	86,361	—	—	120,550	839	1996	(1)
Reservoir Place	Office	Waltham, MA	56,103	18,207	88,018	14,265	18,291	102,199	—	—	120,490	14,753	1955/1987	(1)
Democracy Center	Office	Bethesda, MD	102,471	12,550	50,015	34,113	13,674	83,004	—	—	96,678	37,711	1985-88/94-96	(1)
One Freedom Square	Office	Reston, VA	83,701	9,929	84,504	—	9,929	84,504	—	—	94,433	11,215	2000	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	—	13,930	77,739	—	—	91,669	2,551	2001	(1)
One and Two Reston Overlook	Office	Reston, VA	65,908	16,456	66,192	1,121	16,532	67,237	—	—	83,770	8,271	1999	(1)
Discovery Square	Office	Reston, VA	—	11,198	71,782	—	11,198	71,782	—	—	82,980	3,732	2001	(1)
NIMA Building	Office	Reston, VA	20,129	9,367	67,431	596	9,410	67,984	—	—	77,395	9,974	1987/1988	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	—	10,385	60,694	—	—	71,079	2,277	Various	N/A
Lockheed Martin Building	Office	Reston, VA	24,639	9,062	58,884	524	9,103	59,367	—	—	68,470	8,709	1987/1988	(1)
Orbital Sciences	Office	Dulles, VA	—	5,699	51,082	958	5,725	52,014	—	—	57,739	5,404	2000/2001	(1)
Capital Gallery	Office	Washington, DC	53,579	4,725	29,560	18,049	4,752	47,582	—	—	52,334	25,902	1981	(1)
Reston Corporate Center	Office	Reston, VA	23,233	9,135	41,398	1,059	9,177	42,415	—	—	51,592	6,474	1984	(1)

Boston Properties, Inc.

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2003

(dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
				Land	Building
191 Spring Street	Office	Lexington, MA	19,583	2,850	27,166	19,201	2,863	46,354	—	—	49,217	19,902	1971/1995	(1)
New Dominion Technology Park, Bldg. One	Office	Herndon, VA	57,448	3,880	43,227	1,077	3,898	44,286	—	—	48,184	3,472	2001	(1)
1301 New York Avenue	Office	Washington, DC	29,323	9,250	18,750	18,110	9,293	36,817	—	—	46,110	5,386	1983/1998	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	571	16,223	25,479	—	—	41,702	4,879	1999	(1)
University Place	Office	Cambridge, MA	23,463	—	37,091	3,653	27	40,717	—	—	40,744	5,562	1985	(1)
Sumner Square	Office	Washington, DC	29,255	624	28,745	10,066	962	38,473	—	—	39,436	6,015	1985	(1)
Quorum Office Park	Office	Chelmsford, MA	—	3,750	32,454	2,472	3,767	34,909	—	—	38,677	1,861	2001	(1)
2600 Tower Oaks Boulevard	Office	Rockville, MD	—	4,243	31,125	2,348	4,264	33,452	—	—	37,716	2,709	2001	(1)
500 E Street	Office	Washington, DC	—	109	22,420	12,899	1,576	33,852	—	—	35,428	18,036	1987	(1)
One Cambridge Center	Office	Cambridge, MA	—	134	25,110	9,314	135	34,423	—	—	34,558	15,574	1987	(1)
Eight Cambridge Center	Office	Cambridge, MA	26,995	850	25,042	317	854	25,355	—	—	26,209	2,882	1999	(1)
Bedford Business Park	Office	Bedford, MA	20,008	534	3,403	19,056	536	22,457	—	—	22,994	12,184	1980	(1)
Ten Cambridge Center	Office	Cambridge, MA	34,194	1,299	12,943	7,920	1,877	20,285	—	—	22,161	9,152	1990	(1)
Newport Office Park	Office	Quincy, MA	—	3,500	18,208	295	3,516	18,487	—	—	22,003	2,969	1988	(1)
201 Spring Street	Office	Lexington, MA	—	2,849	15,303	479	2,862	15,769	—	—	18,631	3,460	1997	(1)
10 and 20 Burlington Mall Road	Office	Burlington, MA	21,237	930	6,928	10,289	942	17,205	—	—	18,147	8,585	1984-1989/95-96	(1)
Montvale Center	Office	Gaithersburg, MD	7,124	1,574	9,786	5,338	2,410	14,288	—	—	16,698	6,981	1987	(1)
40 Shattuck Road	Office	Andover, MA	—	709	14,740	1,225	712	15,962	—	—	16,675	1,111	2001	(1)
Broad Run Business Park, Building E	Office	Loudon County, VA	—	497	15,131	135	499	15,264	—	—	15,763	770	2002	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	12,226	1,078	13,572	—	—	14,650	7,435	1982	(1)
The Arboretum	Office	Reston, VA	—	2,850	9,025	2,486	2,863	11,498	—	—	14,361	1,985	1999	(1)
Three Cambridge Center	Office	Cambridge, MA	—	174	12,200	1,557	175	13,756	—	—	13,930	5,910	1987	(1)
181 Spring Street	Office	Lexington, MA	—	1,066	9,520	2,121	1,071	11,636	—	—	12,707	1,299	1999	(1)
Sugarland Business Park	Office	Herndon, VA	—	1,569	5,955	4,658	1,576	10,606	—	—	12,182	2,726	1986/1997	(1)
Decoverly Three	Office	Rockville, MD	—	2,650	8,465	728	2,662	9,181	—	—	11,844	1,414	1989	(1)
Decoverly Two	Office	Rockville, MD	—	1,994	8,814	181	2,003	8,986	—	—	10,989	1,348	1987	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	3,063	597	9,808	—	—	10,404	4,989	1985	(1)
91 Hartwell Avenue	Office	Lexington, MA	17,376	784	6,464	3,131	788	9,591	—	—	10,378	4,936	1985	(1)

Boston Properties, Inc.

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2003

(dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
				Land	Building
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	88	668	9,358	—	—	10,026	1,470	1997	(1)
Waltham Office Center	Office	Waltham, MA	—	422	2,719	6,297	427	9,011	—	—	9,438	5,442	1968-1970/87-88	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	1,003	1,618	7,648	—	—	9,267	2,814	1990	(1)
Eleven Cambridge Center	Office	Cambridge, MA	—	121	5,535	2,564	122	8,098	—	—	8,219	4,065	1984	(1)
170 Tracer Lane	Office	Waltham, MA	—	398	4,601	2,955	420	7,534	—	—	7,954	4,304	1980	(1)
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	3,020	488	6,746	—	—	7,234	3,982	1982	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	956	1,333	5,469	—	—	6,803	870	1987	(1)
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	1,321	455	5,514	—	—	5,969	2,677	1984	(1)
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,814	1	611	4,812	—	—	5,423	415	2002	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	3,136	169	5,078	—	—	5,247	4,211	1968-1979/1987	(1)
Fourteen Cambridge Center	Office	Cambridge, MA	—	110	4,483	611	111	5,093	—	—	5,204	2,446	1983	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	1,276	274	4,889	—	—	5,163	1,935	1985	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	3,577	380	4,275	—	—	4,654	2,040	1986	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	850	267	4,083	—	—	4,350	2,042	1979	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	2,149	537	3,403	—	—	3,940	2,256	1982	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	592	690	3,109	—	—	3,799	1,226	1989	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	869	47	3,530	—	—	3,577	1,485	1988	(1)
204 Second Avenue	Office	Waltham, MA	—	37	2,402	957	37	3,359	—	—	3,396	1,947	1981/1993	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	930	304	2,472	—	—	2,776	1,049	1984	(1)
164 Lexington Road	Office	Billerica, MA	—	592	1,370	228	595	1,595	—	—	2,190	317	1982	(1)
17 Hartwell Avenue	Office	Lexington, MA	—	26	150	645	26	795	—	—	822	721	1968	(1)

Boston Properties, Inc.

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2003

(dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
				Land	Building
38 Cabot Boulevard	Industrial	Langhorne, PA	—	329	1,238	2,641	331	3,877	—	—	4,208	2,962	1972/1984	(1)
40-46 Harvard Street	Industrial	Westwood, MA	—	351	1,782	1,354	353	3,134	—	—	3,487	3,103	1967/1996	(1)
560 Forbes Boulevard	Industrial	San Francisco, CA	—	9	120	—	8	121	—	—	129	81	early 1970's	(1)
Cambridge Center Marriott	Hotel	Cambridge, MA	—	478	37,918	13,013	480	50,929	—	—	51,409	19,343	1986	(1)
Long Wharf Marriott	Hotel	Boston, MA	—	1,708	31,904	11,991	1,716	43,887	—	—	45,603	22,462	1982	(1)
Residence Inn by Marriott	Hotel	Cambridge, MA	—	2,039	22,732	590	2,048	23,313	—	—	25,362	2,608	1999	(1)
Cambridge Center North Garage	Garage	Cambridge, MA	—	1,163	11,633	380	1,168	12,008	—	—	13,177	4,267	1990	(1)
12050 Sunset Hills Road	Garage	Reston, VA	—	—	9,459	55	363	9,151	—	—	9,514	—	Various	N/A
Hilltop Business Center	Held for Sale	San Francisco, CA	5,209	53	492	1,820	110	2,255	—	—	2,365	1,327	early 1970's	(1)
430 Rozzi Place	Held for Sale	San Francisco, CA	—	9	217	35	9	252	—	—	261	133	early 1970's	(1)
Times Square Tower	Development	New York, NY	332,890	—	—	490,101	—	—	—	490,101	490,101	—	Various	N/A
New Dominion Technology Park, Bldg. Two	Development	Herndon, VA	42,642	—	—	49,455	—	—	—	49,455	49,455	—	Various	N/A
NIMA Garage	Development	Reston, VA	—	—	—	3,044	—	—	—	3,044	3,044	—	Various	N/A
Plaza at Almaden	Land	San Jose, CA	—	—	—	36,263	—	—	36,263	—	36,263	—	Various	N/A
Tower Oaks Master Plan	Land	Rockville, MD	—	—	—	28,226	—	—	28,226	—	28,226	—	Various	N/A
Weston Corporate Center	Land	Weston, MA	—	—	—	21,515	—	—	21,515	—	21,515	—	Various	N/A
Washingtonian North	Land	Gaithersburg, MD	—	—	—	17,387	—	—	17,387	—	17,387	—	Various	N/A
77 4th Avenue	Land	Waltham, MA	—	—	—	14,401	—	—	14,401	—	14,401	—	Various	N/A
South of Market	Land	Reston, VA	—	—	—	13,546	—	—	13,546	—	13,546	—	Various	N/A
Reston Gateway	Land	Reston, VA	—	—	—	8,891	—	—	8,891	—	8,891	—	Various	N/A
Reston Eastgate	Land	Reston, VA	—	—	—	8,889	—	—	8,889	—	8,889	—	Various	N/A
Crane Meadow	Land	Marlborough, MA	—	—	—	8,641	—	—	8,641	—	8,641	—	Various	N/A
One Preserve Parkway	Land	Rockville, MD	—	—	—	6,967	—	—	6,967	—	6,967	—	Various	N/A
Broad Run Business Park	Land	Loudon County, VA	—	—	—	6,868	—	—	6,868	—	6,868	—	Various	N/A
Decoverly Seven	Land	Rockville, MD	—	—	—	5,315	5,315	—	—	—	5,315	—	Various	N/A
20 F Street	Land	Washington, DC	—	—	—	4,496	—	—	4,496	—	4,496	—	Various	N/A

Boston Properties, Inc.

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2003

(dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
				Land	Building
12280 Sunrise Valley Drive	Land	Reston, VA	—	—	—	4,225	—	—	4,225	—	4,225	—	Various	N/A
Decoverly Six	Land	Rockville, MD	—	—	—	3,914	—	—	3,914	—	3,914	—	Various	N/A
Decoverly Five	Land	Rockville, MD	—	—	—	1,840	—	—	1,840	—	1,840	—	Various	N/A
Decoverly Four	Land	Rockville, MD	—	—	—	1,812	—	—	1,812	—	1,812	—	Various	N/A
Cambridge Master Plan	Land	Cambridge, MA	—	—	—	1,655	—	—	1,655	—	1,655	—	Various	N/A
Seven Cambridge Center	Land	Cambridge, MA	—	—	—	1,553	—	—	1,553	—	1,553	—	Various	N/A
30 Shattuck Road	Land	Andover, MA	—	—	—	1,119	—	—	1,119	—	1,119	—	Various	N/A

			$3,471,400	$1,669,936	$5,776,934	$1,470,916	$1,697,917	$6,445,171	$232,098	$542,600	$8,917,786	$958,531

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(2)	The aggregate cost and accumulated depreciation for tax purposes was approximately $6.3 billion and $1.1 billion, respectively.

Boston Properties, Inc.

Real Estate and Accumulated Depreciation

December 31, 2003

(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2003	2002	2001
Real Estate:
Balance at the beginning of the year	$8,620,697	$7,391,366	$6,054,785
Additions to and improvements of real estate	647,977	1,426,026	1,357,543
Assets sold and written-off	(350,888)	(196,695)	(20,962)

Balance at the end of the year	$8,917,786	$8,620,697	$7,391,366

Accumulated Depreciation:
Balance at the beginning of the year	$800,385	$682,921	$553,264
Depreciation expense	186,886	164,063	134,019
Assets sold and written-off	(28,740)	(46,599)	(4,362)

Balance at the end of the year	$958,531	$800,385	$682,921