Form 10-Q
period 2004-03-31
BOSTON PROPERTIES INC
filed 2004-05-10
CIK 1037540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, par value $.01 per share	106,479,297
(Class)	(Outstanding on May 5, 2004)

BOSTON PROPERTIES, INC.

FORM 10-Q

for the quarter ended March 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1 – Consolidated Financial Statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share amounts)

	March 31, 2004	December 31, 2003
ASSETS
Real estate	$8,272,848	$8,202,958
Development in progress	579,751	542,600
Land held for future development	228,361	232,098
Real estate held for sale, net	42,449	5,604
Less: accumulated depreciation	(1,047,911)	(1,001,435)

Total real estate	8,075,498	7,981,825

Cash and cash equivalents	182,151	22,686
Cash held in escrows	25,666	21,321
Tenant and other receivables, net of allowance for doubtful accounts of $2,471 and $3,157, respectively	14,962	18,425
Accrued rental income, net of allowance of $4,777 and $5,030, respectively	202,604	189,852
Deferred charges, net	196,598	188,855
Prepaid expenses and other assets	56,001	39,350
Investments in unconsolidated joint ventures	83,555	88,786

Total assets	$8,837,035	$8,551,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$3,440,351	$3,471,400
Unsecured senior notes, net of discount	1,470,410	1,470,320
Unsecured line of credit	—	63,000
Accounts payable and accrued expenses	110,002	92,026
Dividends and distributions payable	89,166	84,569
Interest rate contracts	6,417	8,191
Accrued interest payable	41,984	50,931
Other liabilities	79,390	80,367

Total liabilities	5,237,720	5,320,804

Commitments and contingencies	—	—

Minority interests	851,901	830,133

Stockholders’ equity:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 106,521,898 and 98,309,077 issued and 106,442,998 and 98,230,177 outstanding in 2004 and 2003, respectively	1,064	982
Additional paid-in capital	2,453,215	2,104,158
Earnings in excess of dividends	319,890	320,900
Treasury common stock, at cost	(2,722)	(2,722)
Unearned compensation	(7,872)	(6,820)
Accumulated other comprehensive loss	(16,161)	(16,335)

Total stockholders’ equity	2,747,414	2,400,163

Total liabilities and stockholders’ equity	$8,837,035	$8,551,100

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2004	2003
	(in thousands, except for per share amounts)
Revenue
Rental:
Base rent	$255,590	$245,473
Recoveries from tenants	40,834	39,479
Parking and other	13,198	14,195

Total rental revenue	309,622	299,147
Hotel revenue	13,178	13,246
Development and management services	3,326	4,590
Interest and other	7,528	415

Total revenue	333,654	317,398

Expenses
Operating
Rental	101,032	98,397
Hotel	11,678	11,171
General and administrative	12,600	11,399
Interest	74,305	73,645
Depreciation and amortization	56,477	49,472
Net derivative losses	—	932
Losses from early extinguishments of debt	6,258	1,474

Total expenses	262,350	246,490

Income before minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gains on sales of real estate and discontinued operations	71,304	70,908
Minority interests in property partnerships	328	428
Income from unconsolidated joint ventures	1,377	2,658

Income before minority interest in Operating Partnership, gains on sales of real estate and discontinued operations	73,009	73,994
Minority interest in Operating Partnership	(17,248)	(18,313)

Income before gains on sales of real estate and discontinued operations	55,761	55,681
Gains on sales of real estate, net of minority interest	6,698	52,912

Income before discontinued operations	62,459	108,593
Discontinued Operations:
Income from discontinued operations, net of minority interest	1,068	2,924
Gains on sales of real estate from discontinued operations, net of minority interest	2,521	73,528

Net income available to common shareholders	$66,048	$185,045

Basic earnings per common share:
Income available to common shareholders before discontinued operations	$0.62	$1.13
Discontinued operations, net of minority interest	0.03	0.80

Net income available to common shareholders	$0.65	$1.93

Weighted average number of common shares outstanding	100,890	95,733

Diluted earnings per common share:
Income available to common shareholders before discontinued operations	$0.61	$1.12
Discontinued operations, net of minority interest	0.03	0.79

Net income available to common shareholders	$0.64	$1.91

Weighted average number of common and common equivalent shares outstanding	103,490	96,755

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2004	2003
	(in thousands)
Net income available to common shareholders	$66,048	$185,045

Other comprehensive income:
Amortization of interest rate contracts	174	174

Other comprehensive income	174	174

Comprehensive income	$66,222	$185,219

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income available to common shareholders	$66,048	$185,045
Adjustments to reconcile net income available to common shareholders to net cash provided by operating activities:
Depreciation and amortization	56,793	49,951
Non-cash portion of interest expense	1,178	1,434
Non-cash compensation expense	1,279	592
Minority interest in property partnerships	8,513	(397)
Distributions in excess of earnings from unconsolidated joint ventures	60	425
Minority interest in Operating Partnership	19,500	46,538
Gains on sales of real estate	(20,078)	(154,040)
Change in assets and liabilities:
Cash held in escrows	(4,345)	1,102
Tenant and other receivables, net	3,463	(2,736)
Accrued rental income, net	(12,752)	(10,879)
Prepaid expenses and other assets	(16,651)	(12,455)
Accounts payable and accrued expenses	2,693	(10,169)
Interest rate contracts	(1,774)	(851)
Accrued interest payable	(8,947)	12,446
Other liabilities	(977)	2,907
Tenant leasing costs	(6,143)	(2,702)

Total adjustments	21,812	(78,834)

Net cash provided by operating activities	87,860	106,211

Cash flows from investing activities:
Acquisitions/additions to real estate	(71,750)	(57,235)
Investments in unconsolidated joint ventures	(321)	(314)
Net proceeds from the sales of real estate	20,835	522,329

Net cash provided by (used in) investing activities	(51,236)	464,780

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Unaudited)

	For the three months ended March 31,
	2004	2003
	(in thousands)
Cash flows from financing activities:
Borrowings on unsecured line of credit	140,000	51,000
Repayments of unsecured line of credit	(203,000)	(78,043)
Proceeds from mortgage notes payable	34,527	41,517
Repayments of mortgage notes payable	(122,523)	(550,230)
Repayment of unsecured bridge loan	—	(105,683)
Proceeds from unsecured senior notes, net of discount	—	474,279
Dividends and distributions	(80,739)	(76,873)
Net proceeds from the issuance of common stock	291,288	—
Proceeds from stock option exercises	68,559	9,747
Distribution to minority interest holder	(3,856)	—
Deferred financing costs	(1,415)	(7,562)

Net cash provided by (used in) financing activities	122,841	(241,848)

Net increase in cash and cash equivalents	159,465	329,143
Cash and cash equivalents, beginning of period	22,686	55,275

Cash and cash equivalents, end of period	$182,151	$384,418

Supplemental disclosures:
Cash paid for interest	$86,905	$64,271

Interest capitalized	$4,831	$4,453

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$10,013	$487

Mortgage note payable assumed in connection with the acquisition of real estate	$55,509	$—

Mortgage note payable assigned in connection with the sale of real estate	$5,193	$—

Dividends and distributions declared but not paid	$89,166	$81,128

Conversions of Minority Interest to Stockholders’ Equity	$7,097	$157

Basis adjustment to real estate in connection with conversions of Minority Interest to Stockholders’ Equity	$8,208	$102

Issuance of restricted securities to employees and directors	$9,708	$6,141

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties, Inc. (the “Company”), a Delaware corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the sole general partner of Boston Properties Limited Partnership (the “Operating Partnership”) and at March 31, 2004 owned an approximate 78.5% (76.4% at March 31, 2003) general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of partnership interest” (also referred to as “OP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). Unless specifically noted otherwise, all references to OP Units and Preferred Units exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company (“Common Stock”). In lieu of a cash redemption, the Company may elect to acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. Each series of Preferred Units bears a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be converted into OP Units at the election of the holder thereof or the Operating Partnership in accordance with the terms of each series of outstanding Preferred Units. At March 31, 2004, there was one series of Preferred Units outstanding.

All references to the Company refer to Boston Properties, Inc. and its subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

The Properties:

At March 31, 2004, the Company owned or had interests in a portfolio of 129 commercial real estate properties (140 and 139 properties at December 31, 2003 and March 31, 2003, respectively) (the “Properties”) aggregating approximately 43.8 million net rentable square feet (approximately 43.9 million and 40.9 million net rentable square feet at December 31, 2003 and March 31, 2003, respectively), including three properties under construction totaling approximately 2.0 million net rentable square feet. During the three months ended March 31, 2004, the Company sold ten office/technical properties and one industrial property aggregating approximately 222,000 net rentable square feet. At March 31, 2004, the Properties consist of:

•	121 office properties comprised of 103 Class A office properties (including three properties under construction) and 18 office/technical properties;

•	three industrial properties;

•	three hotels; and

•	two retail properties.

In addition, the Company owns or controls 43 parcels of land totaling 551.3 acres and structured parking for approximately 31,270 vehicles containing approximately 9.5 million square feet. The Company considers Class A office properties to be centrally located buildings that are professionally managed and maintained, that attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings. The Company considers office/technical properties to be properties that support office, research and development and other technical uses.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies

Boston Properties, Inc. does not have any other significant assets, liabilities or operations, other than its investment in the Operating Partnership, nor does it have employees of its own. The Operating Partnership, not Boston Properties, Inc., executes all significant business relationships. Except for variable interest entities (“VIEs”), as defined by FASB Interpretation No. 46, all majority-owned subsidiaries and affiliates where the Company has financial and operating control are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. Except for variable interest entities in which the Company has determined it is the primary beneficiary, investments in real estate joint ventures and companies over which the Company has the ability to exercise significant influence, but over which the Company does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings of these joint ventures and companies is included in consolidated net income. The Company consolidates any variable interest entity of which it has determined that it is the primary beneficiary.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities,” which amended FIN 46. FIN 46R was effective immediately for arrangements entered into after January 31, 2003, and became effective during the first quarter of 2004 for all arrangements entered into before February 1, 2003. FIN 46R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership interests, contractual interests, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests. Prior to FIN 46R, the Company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The adoption and application of FIN 46 and FIN 46R did not have an impact on the Company’s consolidated financial statements.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2003.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies

Stock-based employee compensation plan

At March 31, 2004, the Company has stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. All outstanding options had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income available to common shareholders and earnings per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the three months ended March 31,
	2004	2003
	(in thousands, except per share amounts)
Net income available to common shareholders	$66,048	$185,045
Deduct:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of minority interest	(385)	(1,447)

Pro forma net income available to common shareholders	$65,663	$183,598

Earnings per share:
Basic – as reported	$0.65	$1.93

Basic – pro forma	$0.65	$1.92

Diluted – as reported	$0.64	$1.91

Diluted – pro forma	$0.63	$1.90

Reclassifications

Certain prior-period balances have been reclassified in order to conform to the current-period presentation.

3. Real Estate Activity During the Three Months Ended March 31, 2004

Acquisitions

On March 24, 2004, the Company acquired the remaining outside interests (approximately 75%) in its 140 Kendrick Street joint venture, consisting of three Class A office properties totaling 380,987 square feet located in Needham, Massachusetts. The Company acquired the remaining interests for $21.6 million of cash and the assumption of the outside partner’s share of the mortgage debt on the properties of approximately $41.6 million. These properties were previously accounted for as investments in unconsolidated joint ventures. See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of the Company’s policy for allocating purchase price to acquired assets and assumed liabilities.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dispositions

On January 16, 2004, the Company sold 430 Rozzi Place, an industrial property totaling 20,000 net rentable square feet located in South San Francisco, California for net cash proceeds of approximately $2.4 million, resulting in a gain on sale of approximately $0.5 million (net of minority interests share of approximately $1.7 million). The Company had a 35.7% interest in this property, which was consolidated in the Company’s financial statements due to the Company’s unilateral control. This property has been categorized as discontinued operations in the accompanying Consolidated Statements of Operations.

On February 4, 2004, the Company sold Hilltop Office Center, comprised of nine office/technical properties totaling approximately 143,000 net rentable square feet located in South San Francisco, California for net cash proceeds of approximately $11.6 million and the assumption by the buyer of the mortgage debt on the properties totaling $5.2 million, resulting in a gain on sale of approximately $6.7 million (net of minority interests share of approximately $8.8 million). The Company had a 35.7% interest in these properties, which were consolidated in the Company’s financial statements due to the Company’s unilateral control. Due to the Company’s continuing involvement in the management of the properties after the sale, the Company has not categorized these properties as discontinued operations in the accompanying Consolidated Statements of Operations.

On February 10, 2004, the Company sold Sugarland Business Park – Building Two, an office/technical property totaling 59,000 net rentable square feet located in Herndon, Virginia for net cash proceeds of approximately $6.8 million, resulting in a gain on sale of approximately $2.0 million (net of minority interest share of approximately $0.4 million). This property has been categorized as discontinued operations in the accompanying Consolidated Statements of Operations.

Other

On January 30, 2004, a third party terminated an agreement to enter into a ground lease with the Company, and in connection therewith the Company subsequently received consideration of approximately $7.5 million. Because the Company has no further obligations under this agreement, such amount is reflected within revenue as interest and other in the consolidated statements of operations for the three months ended March 31, 2004.

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at March 31, 2004:

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

The Company’s joint venture agreements generally include provisions whereby each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 24, 2004, the Company acquired the remaining outside interests in its 140 Kendrick Street joint venture, consisting of three Class A office properties totaling 380,987 square feet located in Needham, Massachusetts. The Company acquired the remaining interests for $21.6 million of cash and the assumption of the outside partner’s share of the mortgage debt on the properties of approximately $41.6 million. The accounts of 140 Kendrick Street are now consolidated with the accounts of the Company.

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	March 31, 2004	December 31, 2003
	(in thousands)
ASSETS

Real estate, net	$499,503	$567,924
Other assets	42,599	49,772

Total assets	$542,102	$617,696

LIABILITIES AND EQUITY

Mortgage notes and construction loans payable (1)	$341,619	$388,196
Other liabilities	6,547	14,749
Equity	193,936	214,751

Total liabilities and equity	$542,102	$617,696

Company’s share of equity	$80,716	$85,932
Basis differentials (2)	2,839	2,854

Carrying value of the Company’s investments in unconsolidated joint ventures	$83,555	$88,786

(1)	At March 31, 2004 and December 31, 2003, the Company had a guarantee obligation outstanding with the lender totaling approximately $1.4 million related to the re-tenanting of 265 Franklin Street. In addition, the Company and its joint venture partner have agreed to guarantee up to $7.5 million and $22.5 million, respectively, of the construction loan on behalf of the 901 New York Avenue joint venture entity. The amounts guaranteed are subject to decrease (and elimination) upon the satisfaction of certain operating performance and financial measures. In the event the guarantee of the Company’s partner is unenforceable, the Company has agreed to satisfy such partner’s guarantee obligations. The Company’s partner has agreed to reimburse the Company for any amounts the Company pays in satisfaction of its partner’s guarantee obligations.
(2)	This amount represents the aggregate difference between the Company’s historical cost basis reflected and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. Basis differentials occur primarily upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined summarized statements of operations of the joint ventures are as follows:

	For the three months ended March 31,
	2004	2003
	(in thousands)
Total revenue	$18,457	$27,080
Expenses
Operating	5,417	7,437
Interest	5,932	8,273
Depreciation and amortization	3,663	5,169

Total expenses	15,012	20,879

Net income	$3,445	$6,201

Company’s share of net income	$1,377	$2,658

5. Mortgage Notes Payable

On January 23, 2004, the Company refinanced its $493.5 million construction loan collateralized by the Times Square Tower property in New York City. The loan bore interest at LIBOR + 1.95% per annum and was scheduled to mature in November 2004. This loan facility totaling $475.0 million is comprised of two tranches. The first tranche of the refinanced construction loan consists of a $300.0 million loan commitment which bears interest at LIBOR + 0.90% per annum and matures in January 2006. The first tranche includes a provision for a one-year extension. The second tranche consists of a $175.0 million term loan which bears interest at LIBOR + 1.00% per annum and matures in January 2007. At March 31, 2004, the outstanding balance under the loan facility was $360.5 million. The loan facility involves a syndication of lenders. Accordingly, for those lenders that participated in both the original loan and the refinancing, the initial direct debt issuance costs, as well as the costs incurred with the refinancing are being amortized over the term of the loan, as the refinancing was not significant pursuant to the provisions of EITF 96-19. Furthermore, for those lenders that did not participate in the refinancing, the Company has reflected these amounts as an extinguishment, which did not have a significant impact on the Company’s consolidated financial statements.

On March 1, 2004, the Company repaid the mortgage loan secured by its One and Two Reston Overlook properties totaling approximately $65.8 million, together with a prepayment penalty totaling approximately $0.7 million. The mortgage loan bore interest at a fixed rate of 7.45% per annum and was scheduled to mature in August 2004.

On March 10, 2004, the Company repaid the mortgage loans collateralized by its Lockheed Martin and NIMA properties totaling approximately $24.5 million and $20.0 million, respectively, together with prepayment penalties aggregating approximately $5.6 million. The mortgage loans bore interest at fixed rates of 6.61% and 6.51% per annum, respectively, and were scheduled to mature in June 2008.

In connection with the acquisition of the remaining outside interest in 140 Kendrick Street in Needham, Massachusetts on March 24, 2004, the Company assumed the outside partner’s share of the mortgage loan collateralized by the properties of approximately $41.6 million. Immediately following the acquisition, 140 Kendrick Street had total outstanding mortgage debt of $55.5 million. Pursuant to the provisions of SFAS No. 141, the assumed mortgage debt bearing contractual interest at a fixed rate of 7.51% per annum was recorded at its fair value of approximately $62.1 million using an effective interest rate of 5.2% per annum.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Unsecured Line of Credit

The Company has a $605.0 million unsecured revolving credit facility (the “Unsecured Line of Credit”) with a three year term expiring on January 17, 2006 with a provision for a one year extension at the option of the Company, subject to certain conditions. Outstanding balances under the Unsecured Line of Credit bear interest at a per annum variable rate of Eurodollar + 0.70%. In addition, a facility fee equal to 20 basis points per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in the Operating Partnership’s unsecured debt ratings. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced Eurodollar rate. At March 31, 2004, there were no amounts outstanding under the Unsecured Line of Credit.

The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) an unsecured loan-to-value ratio against our total borrowing base not to exceed 60%, unless our leverage ratio exceeds 60%, in which case it is not to exceed 55%, (2) a secured debt leverage ratio not to exceed 55%, (3) a debt service coverage ratio of at least 1.40 for our borrowing base properties, (4) a fixed charge coverage ratio of at least 1.30 and a debt service coverage ratio of at least 1.50, (5) a leverage ratio not to exceed 60%, however for five consecutive quarters (not including the two quarters prior to expiration) the leverage ratio can go to 65%, (6) limitations on additional indebtedness and stockholder distributions, and (7) a minimum net worth requirement. As of March 31, 2004, the Company was in compliance with each of these financial and other covenant requirements.

7. Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

The Company has letter of credit and performance obligations of approximately $16.5 million related to lender and development requirements.

At March 31, 2004, the Company had a guarantee obligation outstanding totaling approximately $1.4 million related to the re-tenanting of an unconsolidated joint venture property. In addition, the Company and one of its joint venture partners have agreed to guarantee up to $7.5 million and $22.5 million, respectively, of a construction loan on behalf of a joint venture entity. The amounts guaranteed are subject to decrease (and elimination) upon the satisfaction of certain operating performance and financial measures. In the event the guarantee of the Company’s partner is unenforceable, the Company has agreed to satisfy such partner’s guarantee obligations. The Company’s partner has agreed to reimburse the Company for any amounts the Company pays in satisfaction of its partner’s guarantee obligations.

The Company’s joint venture agreements generally include provisions whereby each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

Insurance

The Company carries insurance coverage on its properties of types and in amounts that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) through December 31, 2004, subject to extension by the United States Department of Treasury through December 31, 2005. TRIA expires on December 31, 2005, and the Company cannot currently anticipate whether the Act will be extended. The property insurance program provides a $640 million per occurrence limit, including coverage for “certified acts of terrorism” as defined by TRIA. Additionally, the program provides $615 million of coverage for acts of terrorism other than those “certified” under TRIA.

The Company also carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to deductibles and self-insurance that it believes are commercially reasonable. Specifically, the Company carries earthquake insurance which covers its San Francisco portfolio with a $120 million per occurrence limit and a $120 million aggregate limit, $20 million of which is provided by IXP, Inc., as a direct insurer. The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. As a result of increased costs of coverage and decreased availability, the amount of third-party earthquake insurance that the Company may be able to purchase on commercially reasonable terms may be reduced. In addition, the Company may discontinue earthquake insurance on some or all of its properties in the future if the premiums exceed its estimation of the value of the coverage.

In January 2002, the Company formed a wholly-owned taxable REIT subsidiary, IXP, Inc. (“IXP”), to act as a captive insurance company and be one of the elements of the Company’s overall insurance program. IXP acts as a direct insurer with respect to a portion of the Company’s earthquake insurance coverage for its Greater San Francisco properties. Insofar as the Company owns IXP, it is responsible for its liquidity and capital resources, and the accounts of IXP are part of the Company’s consolidated financial statements. If the Company experiences a loss and IXP is required to pay under its insurance policy, the Company would ultimately record the loss to the extent of IXP’s required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

The Company continues to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism in particular, but it cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. There are other types of losses, such as from wars, acts of nuclear, biological or chemical terrorism or the presence of mold at the Company’s properties, for which the Company cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if the Company experiences a loss that is uninsured or that exceeds policy limits, it could lose the capital invested in the damaged properties, as well as the anticipated future revenue from those properties. Depending on the specific circumstances of each affected property, it is possible that the Company could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Company’s business and financial condition and results of operations.

8. Minority Interests

Minority interests in the Company relate to the interest in the Operating Partnership that is not owned by the Company and an interest in a property partnership that is not owned by the Company. As of March 31, 2004, the minority interest in the Operating Partnership consisted of 22,052,423 OP Units and 5,400,661 Series Two Preferred Units (or 7,087,487 OP Units on an as converted basis) held by parties other than the Company.

On February 17, 2004, the Operating Partnership paid a distribution on 5,400,661 Series Two Preferred Units of $0.88219 per unit.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 18, 2004, Boston Properties, Inc., as general partner of the Operating Partnership, declared a distribution on the OP Units in the amount of $0.63 per OP Unit payable on April 30, 2004 to OP Unitholders of record on March 31, 2004.

9. Stockholders’ Equity

As of March 31, 2004, the Company had 106,442,998 shares of Common Stock outstanding.

On March 3, 2004, the Company completed a public offering of 5,700,000 shares of its common stock at a price to the public of $51.40 per share. The proceeds from this public offering, net of underwriters’ discount and offering costs, totaled approximately $291.1 million.

On March 18, 2004, the Board of Directors of the Company declared a first quarter dividend in the amount of $0.63 per share of Common Stock payable on April 30, 2004 to shareholders of record as of the close of business on March 31, 2004.

10. Losses from Early Extinguishments of Debt

During the three months ended March 31, 2004 and 2003, the Company recognized approximately $6.3 million and $1.5 million, respectively, related to early extinguishments of debt, consisting primarily of payments of prepayment fees and the write-off of unamortized deferred financing costs. These amounts have been reflected as “Losses from early extinguishments of debt” in the expense section of the Consolidated Statements of Operations.

11. Discontinued Operations

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which superceded SFAS No. 121. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lesser of book value or fair value less cost to sell. In addition, it broadens the presentation of discontinued operations to include more disposal transactions.

During the three months ended March 31, 2003, the Company sold 875 Third Avenue, a Class A office property totaling approximately 712,000 net rentable square feet located in New York City, New York and the Candler Building, a Class A office property totaling approximately 541,000 net rentable square feet located in Baltimore, Maryland. During the three months ended March 31, 2004, the Company sold 430 Rozzi Place, an industrial property totaling 20,000 net rentable square feet located in South San Francisco, California, and Sugarland Business Park – Building Two, an office/technical property totaling approximately 59,000 net rentable square feet located in Herndon, Virginia. In addition, at March 31, 2004, the Company had designated as held for sale Decoverly Two, Three, Six and Seven, consisting of Two Class A office properties totaling approximately 155,000 net rentable square feet and two land parcels, one of which is subject to a ground lease, located in Rockville, Maryland, The Arboretum, a Class A office property totaling approximately 96,000 net rentable square feet located in Reston, Virginia, and 38 Cabot Boulevard, an industrial property totaling approximately 161,000 net rentable square feet located in Langhorne, Pennsylvania. The Company has presented the properties discussed above as discontinued operations in its statements of operations for the three months ended March 31, 2004 and 2003. In addition, the Company sold 2300 N Street, a Class A office property totaling approximately 289,000 net rentable square feet located in Washington, D.C. during the three months ended March 31, 2003, and Hilltop Office Center, a complex of nine office/technical properties totaling approximately 143,000 net rentable square feet located in South San Francisco, California during the three months ended March 31, 2004. Due to the Company’s continuing involvement in the management, for a fee, of these properties through an agreement with

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the buyers, these properties are not categorized as discontinued operations in the accompanying consolidated statements of operations. As a result, the gain on sale related to Hilltop Office Center in South San Francisco, totaling approximately $6.7 million (net of minority interests share of approximately $8.8 million) and 2300 N Street in Washington, D.C., totaling approximately $52.9 million (net of minority interest share of approximately $11.4 million), have been reflected under the caption “gains on sales of real estate, net of minority interest,” in the consolidated statements of operations for the three months ended March 31, 2004 and 2003, respectively. The following table summarizes income from discontinued operations (net of minority interest) and the related realized gains on sales of real estate (net of minority interest) for the three months ended March 31, 2004 and 2003 (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Total revenue	$1,932	$6,598
Operating expenses	(314)	(2,243)
Interest expense	—	(296)
Depreciation and amortization	(316)	(479)
Minority interest allocation	(234)	(656)

Income from discontinued operations (net of minority interest)	$1,068	$2,924

Realized gains on sales of real estate	$4,585	$89,728
Minority interests allocation	(2,064)	(16,200)

Realized gains on sales of real estate (net of minority interest)	$2,521	$73,528

At March 31, 2004, the Company had designated as held for sale the following properties: (1) Decoverly Two, Three, Six and Seven, consisting of two Class A office properties totaling approximately 155,000 net rentable square feet and two land parcels located in Rockville, Maryland, (2) The Arboretum, a Class A office property totaling approximately 96,000 net rentable square feet located in Reston, Virginia and (3) 38 Cabot Boulevard, an industrial property totaling approximately 161,000 net rentable square feet located in Langhorne, Pennsylvania. The anticipated sales prices exceed their carrying values at March 31, 2004.

The Company’s application of SFAS No. 144 results in the presentation of the net operating results of these qualifying properties sold during 2004 and 2003 as income from discontinued operations for all periods presented. In addition, SFAS No. 144 results in the gains on sale of these qualifying properties totaling approximately $2.5 million (net of minority interests share of approximately $2.1 million) and $73.5 million (net of minority interest share of approximately $16.2 million) to be reflected as gains on sales of real estate from discontinued operations in the accompanying consolidated statements of operations for the three months ended March 31, 2004 and 2003, respectively. The application of SFAS No. 144 does not have an impact on net income available to common shareholders. SFAS No. 144 only impacts the presentation of these properties within the consolidated statements of operations.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Earnings Per Share

Earnings per share (“EPS”) has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net income and the number of common shares used in the computation of basic EPS, which is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Other potentially dilutive common shares, and the related impact on earnings, are considered when calculating diluted EPS.

	For the Three Months Ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations	$62,459	100,890	$0.62
Discontinued operations, net of minority interest	3,589	—	0.03

Net income available to common shareholders	66,048	100,890	0.65
Effect of Dilutive Securities:
Stock Based Compensation	—	2,600	(0.01)
Diluted Earnings:

Net income	$66,048	103,490	$0.64

	For the Three Months Ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations	$108,593	95,733	$1.13
Discontinued operations, net of minority interest	76,452	—	0.80

Net income available to common shareholders	185,045	95,733	1.93
Effect of Dilutive Securities:
Stock Options	—	1,022	(0.02)
Diluted Earnings:

Net income	$185,045	96,755	$1.91

13. Stock Option and Incentive Plan

During the three months ended March 31, 2004, the Company issued 31,735 shares of restricted stock valued at approximately $1.6 million and 160,535 long-term incentive plan units of limited partnership in the Operating Partnership, or LTIP units, valued at approximately $8.1 million. An LTIP unit is generally the economic equivalent of a share of restricted stock in the Company. The aggregate value of the LTIP units is not included in “Unearned compensation” in the consolidated balance sheets as it is reflected in “Minority interests.” Employees vest in restricted stock and LTIP units over a five-year term. Restricted stock and LTIP units are measured at fair value on the date of grant based on the number of shares or units granted and the price of the Company’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is generally recognized as an expense ratably over the corresponding employee service period. Stock-based compensation expense associated with restricted stock and LTIP units was approximately $1.3 million and $0.4 million during the three months ended March 31, 2004 and 2003, respectively.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Segment Information

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Greater Boston, Greater Washington, D.C., Midtown Manhattan, Greater San Francisco and Princeton, New Jersey. Segments by property type include: Class A Office, Office/Technical, Industrial and Hotels.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, interest expense, depreciation and amortization expense, net derivative losses and losses from early extinguishments of debt are not included in net operating income as the internal reporting addresses these items on a corporate level.

Net Operating Income, or “NOI,” is a non-GAAP financial measure equal to net income available to common shareholders, the most directly comparable GAAP financial measure, plus minority interest in Operating Partnership, losses from early extinguishments of debt, net derivative losses, depreciation and amortization, interest expense, general and administrative expense, less gains on sales of real estate from discontinued operations (net of minority interest), income from discontinued operations (net of minority interest), gains on sales of real estate (net of minority interest), income from unconsolidated joint ventures, minority interest in property partnerships, interest and other income and development and management services income. The Company uses NOI internally as a performance measure and believes NOI provides useful information to investors regarding its financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, the Company believes NOI is a useful measure for evaluating the operating performance of real estate assets.

Information by geographic area and property type:

Three months ended March 31, 2004 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$68,883	$56,766	$110,697	$49,008	$18,458	$303,812
Office/Technical	2,222	3,354	—	134	—	5,710
Industrial	100	—	—	—	—	100
Hotels	13,178	—	—	—	—	13,178

Total	84,383	60,120	110,697	49,142	18,458	322,800

% of Total	26.14%	18.62%	34.30%	15.22%	5.72%	100.00%

Operating Expenses:
Class A	23,720	15,978	34,633	17,919	7,203	99,453
Office/Technical	555	878	—	31	—	1,464
Industrial	115	—	—	—	—	115
Hotels	11,678	—	—	—	—	11,678

Total	36,068	16,856	34,633	17,950	7,203	112,710

% of Total	32.00%	14.96%	30.73%	15.92%	6.39%	100.00%

Net Operating Income	$48,315	$43,264	$76,064	$31,192	$11,255	$210,090

% of Total	23.00%	20.59%	36.21%	14.85%	5.35%	100.00%

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three months ended March 31, 2003 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$70,577	$45,932	$105,550	$53,003	$17,591	$292,653
Office/Technical	2,257	3,475	—	441	—	6,173
Industrial	321	—	—	—	—	321
Hotels	13,246	—	—	—	—	13,246

Total	86,401	49,407	105,550	53,444	17,591	312,393

% of Total	27.66%	15.81%	33.79%	17.11%	5.63%	100.00%

Rental Expenses:
Class A	26,187	13,461	30,869	19,245	6,800	96,562
Office/Technical	543	1,029	—	129	—	1,701
Industrial	134	—	—	—	—	134
Hotels	11,171	—	—	—	—	11,171

Total	38,035	14,490	30,869	19,374	6,800	109,568

% of Total	34.71%	13.22%	28.17%	17.69%	6.21%	100.00%

Net Operating Income	$48,366	$34,917	$74,681	$34,070	$10,791	$202,825

% of Total	23.85%	17.22%	36.82%	16.80%	5.31%	100.00%

The following is a reconciliation of net operating income to net income available to common shareholders:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Net operating income	$210,090	$202,825

Add:
Development and management services	3,326	4,590
Interest and other	7,528	415
Minority interests in property partnerships	328	428
Income from unconsolidated joint ventures	1,377	2,658
Gains on sales of real estate, net of minority interest	6,698	52,912
Income from discontinued operations, net of minority interest	1,068	2,924
Gains on sales of real estate from discontinued operations, net of minority interest	2,521	73,528

Less:
General and administrative	(12,600)	(11,399)
Interest expense	(74,305)	(73,645)
Depreciation and amortization	(56,477)	(49,472)
Net derivative losses	—	(932)
Losses from early extinguishments of debt	(6,258)	(1,474)
Minority interest in Operating Partnership	(17,248)	(18,313)

Net income available to common shareholders	$66,048	$185,045

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, which provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective as of December 31, 2003 for interests in certain VIEs commonly referred to as special-purpose entities (SPEs). Application for all other types of entities was required for periods ending after March 15, 2004, unless previously applied. The Company’s adoption of FIN 46 did not have a material impact on its financial position, results of operations or liquidity.

In March 2004, the Emerging Issues Task Force reached a final consensus regarding Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” The issue addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance on applying the two-class method of calculating earnings per share once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for the period ending June 30, 2004 and should be applied by restating previously reported earnings per share. The Company is evaluating the impact of this consensus as it relates to its Operating Partnership units but does not anticipate that the adoption will have a material impact on its financial position, results of operations or liquidity.

16. Subsequent Events

On April 1, 2004, the Company sold Decoverly Two, Three, Six and Seven, located in Rockville, Maryland, for an aggregate of $42.0 million. The properties consist of two Class A office properties totaling approximately 155,000 square feet and two land parcels, one of which is subject to a ground lease. In addition, the Company sold The Aboretum, a Class A office property totaling approximately 96,000 square feet located in Reston, Virginia, for $21.5 million.

On April 1, 2004, the Company acquired 1330 Connecticut Avenue, a 259,000 square foot Class A office property located in Washington, D.C. at a purchase price of approximately $86.6 million. In addition, the Company paid approximately $1.4 million of closing costs and will be obligated to fund an additional $9.2 million for tenant and capital improvements during approximately the first two years of ownership. The acquisition was financed with the assumption of mortgage indebtedness secured by the property totaling approximately $52.4 million, which bears interest at a fixed rate of 7.58% per annum and matures in 2011, and available cash.

On April 23, 2004, the Company obtained nuclear, biological and chemical insurance coverage with a $640 million per occurrence limit for “certified acts of terrorism” as defined by TRIA, which is provided by IXP, Inc. as a direct insurer. Under TRIA, the federal government backstops this coverage after payment of the required deductible and 10% coinsurance.

On May 5, 2004, the Board of Directors of the Company declared a second quarter dividend in the amount of $0.65 per share of Common Stock payable on July 30, 2004 to shareholders of record as of the close of business on June 30, 2004.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe, “ “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	General risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases on favorable terms, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate)

•	Financing may not be available on favorable terms or at all, and our cash flow from operations and access to attractive capital may be insufficient to fund acquisitions and developments

•	We may be unsuccessful in managing changes in our portfolio composition or integrating acquisitions successfully

•	Risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities)

•	Risks associated with downturns in the national and local economies (including increased unemployment in our core markets), increases in interest rates, and volatility in the securities markets

•	Risks associated with an increase in the frequency and scope of changes in state and local tax laws and increases in the number of state and local tax audits

•	Costs of compliance with the Americans with Disabilities Act and other similar laws

•	Potential liability for uninsured losses and environmental contamination

•	Risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended

•	Possible adverse changes in tax and environmental laws, as well as the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results

•	Risks associated with our dependence on key personnel whose continued service is not guaranteed.

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

Our industry’s performance is generally predicated on a sustained pattern of job growth. In 2003, while the overall United States economy began to demonstrate sustained overall economic growth, there were few indications that the economy was creating jobs at a pace sufficient to lead to increased demand for our office space. We continued to operate in a period of weak fundamentals, evidenced by relatively high vacancy and correspondingly lower market rents. The first quarter of 2004 has signified that a change in these fundamentals may be forthcoming. We believe the economy is recovering, as evidenced by job growth and growth in Gross Domestic Product. In general, while market rents have not shown signs of meaningful improvement, rents have begun to stabilize and in a few select instances we were able to slightly increase rents. Based on the foregoing we are guardedly optimistic that fundamentals will begin to improve in the markets in which we operate.

Our corporate strategy of owning high-quality office buildings concentrated in strong, supply-constrained markets and emphasizing long-term leases to creditworthy tenants has continued to lessen the overall impact of the weak fundamentals in the operating environment by limiting our lease expiration exposure both from natural lease expirations and from terminations due to tenant defaults. As a result, despite challenging market conditions our overall occupancy has been relatively stable over the past several quarters and we expect this trend to continue throughout the remainder of 2004.

In the face of these challenging market conditions, we have followed a disciplined approach to managing our operations by focusing primarily on enhancing the value of our existing portfolio through strategic sales and successful leasing efforts and by solidifying our capital structure through the refinancing of a significant portion of our variable rate debt with long-term, fixed-rate debt and the issuance of common equity. Our variable rate debt now consists almost entirely of our construction loans on Times Square Tower and New Dominion Two. Accordingly, our exposure to the costs associated with rising interest rates will be minimized. We are also currently marketing select non-core assets and expect to complete some of these sales in the second quarter of 2004. As a result of our recently completed public equity offering and completed and expected sales of non-core assets, we are well-positioned and have the capacity with which to finance new acquisitions and developments.

The highlights of the three months ended March 31, 2004 included the following:

•	We sold the following eleven non-core office/technical and industrial properties aggregating approximately 222,000 square feet:

Date	Property	Sales Price
January 16, 2004	430 Rozzi Place located in South San Francisco (one building) (1)	$2.5 million
February 4, 2004	Hilltop Office Center located in South San Francisco (nine buildings) (1)	$18.0 million
February 10, 2004	Sugarland Business Park – Building Two located in Herndon, Virginia (one building)	$7.1 million

(1)	We had a 35.7% interest in this property, which was consolidated in our financial statements due to our unilateral control.

•	On January 23, 2004, we refinanced the $493.5 million construction loan collateralized by the Times Square Tower property in New York City, which bore interest at LIBOR + 1.95% per annum and was scheduled to mature in November 2004. The new facility totals $475.0 million and is comprised of two tranches. The first tranche of the refinanced construction loan consists of a $300.0 million loan commitment which bears interest at LIBOR + 0.90% per annum and matures in January 2006. The first tranche includes a provision for a one-year extension. The second tranche consists of a $175.0 million term loan which bears interest at LIBOR + 1.00% per annum and matures in January 2007.

•	On January 30, 2004, a third-party terminated an agreement to enter into a ground lease with us, and in connection therewith we subsequently received consideration of approximately $7.5 million. As we have no further obligations in connection with this agreement, such amount is reflected within revenue as interest and other in the consolidated statements of operations for the three months ended March 31, 2004.

•	In February 2004, we signed two new leases with law firms totaling 131,807 square feet at Times Square Tower. Manatt, Phelps & Phillips, LLP signed a lease for 85,468 square feet and Pitney, Hardin, Kipp & Szuch LLP signed a lease for 46,339 square feet. Manatt, Phelps & Phillips, LLP and Pitney, Hardin, Kipp & Szuch LLP will be joining O’Melveny & Myers and Clarendon National Insurance Company, and will bring the building, a portion of which was placed in service in April 2004, to approximately 35% leased.

•	On March 3, 2004, we completed a public offering of 5,700,000 shares of our common stock at a price to the public of $51.40 per share. The proceeds from this public offering, net of underwriters’ discount and offering costs, totaled approximately $291.1 million and were used in part to:

•	Repay the mortgage loan collateralized by our One and Two Reston Overlook properties totaling approximately $65.8 million, together with a prepayment penalty totaling approximately $0.7 million. The mortgage loan bore interest at a fixed rate of 7.45% per annum and was scheduled to mature in August 2004.

•	Repay the mortgage loans collateralized by our Lockheed Martin and NIMA properties totaling approximately $24.5 million and $20.0 million, respectively, together with prepayment penalties aggregating approximately $5.6 million. The mortgage loans bore interest at fixed rates of 6.61% and 6.51% per annum, respectively, and were scheduled to mature in June 2008.

•	Acquire the remaining outside interests in our 140 Kendrick Street joint venture properties located in Needham, Massachusetts for cash of $21.6 million and the assumption of the outside partner’s share of the mortgage debt on the properties of approximately $41.6 million (or $55.5 million in the aggregate.)

Transactions completed subsequent to March 31, 2004 included the following:

•	On April 1, 2004, we acquired 1330 Connecticut Avenue, a 259,000 square foot Class-A office property in Washington, D.C. at a purchase price of approximately $86.6 million. In addition, we paid approximately $1.4 million of closing costs and will be obligated to fund an additional $9.2 million for tenant and capital improvements during approximately the first two years of ownership. The acquisition was financed with the assumption of mortgage indebtedness secured by the property totaling approximately $52.4 million, which bears interest at a fixed rate of 7.58% per annum and matures in 2011, and available cash from the our stock offering discussed above.

•	We sold the following three buildings aggregating approximately 250,000 square feet and two land parcels, one of which is subject to a ground lease:

Date	Property	Sales Price
April 1, 2004	Decoverly Two, Three, Six and Seven located in Rockville, Maryland (two buildings and two land parcels)	$42.0 million
April 1, 2004	The Arboretum located in Reston, Virginia (one building)	$21.5 million

•	On April 26, 2004 we entered into a first amendment to lease with Genentech under which Genentech will expand into an additional 111,273 square feet at 611 Gateway Boulevard with an expected term commencement in December 2004. With this expansion, Genentech will occupy the entire building consisting of 256,302 square feet.

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

Real Estate

Upon acquisitions of real estate, we assess the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, above and below market leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and allocate the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings at replacement cost. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenant’s credit quality and expectations of lease renewals. Based on our acquisitions to date, our allocation to customer relationship intangible assets has been immaterial.

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted on January 1, 2002, requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) on the eventual disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets.

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

Revenue Recognition

Base rental revenue is reported on a straight-line basis over the terms of our respective leases. In accordance with SFAS No. 141, we recognize rental revenue of acquired in-place “above and below” market leases at their fair value over the terms of the respective leases. Accrued rental income represents rental income recognized in excess of rent payments actually received pursuant to the terms of the individual lease agreements. We maintain an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or geographic specific credit considerations. If our estimates of collectibility differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases was approximately 7.0 years as of March 31, 2004. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and continual monitoring of our portfolio to identify potential problem tenants.

Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized as revenue in the period the expenses are incurred. Tenant reimbursements are recognized and presented in accordance with Emerging Issues Task Force, or EITF, Issue 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” or Issue 99-19. Issue 99-19 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk.

Our hotel revenues are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. Hotel revenues are recognized as earned.

We record our development fees earned on real estate projects on a straight-line basis over the development period, which approximates the percentage of completion method described in SOP 81-1 and provides a more accurate measurement over the period of fees earned. Management fees that are contingent upon the collection of rents are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight line basis.

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

Depreciation and Amortization

We compute depreciation and amortization on our properties using the straight-line method based on estimated useful asset lives. In accordance with SFAS No. 141, we allocate the acquisition cost of real estate to land, building, tenant improvements, acquired “above-” and “below-” market leases, origination costs and acquired in-place leases based on management’s assessment of their fair values and depreciate or amortize these assets over their useful lives. The amortization of acquired “above-” and “below-” market leases and acquired in-place leases is recorded as an adjustment to revenue and depreciation and amortization, respectively, in the Consolidated Statements of Operations.

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

Results of Operations

At March 31, 2004, we owned 129 properties (the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. We do not believe that our period-to-period financial data are comparable. Therefore, the comparison of operating results for the three months ended March 31, 2004 and 2003 show separately changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the Total Property Portfolio.

In our analysis of operating results, particularly to make comparisons of NOI between periods meaningful, it is important to provide information for properties that were in-service and owned by us throughout each period presented. We refer to properties acquired or placed in-service prior to the beginning of the earliest period presented and owned by us through the end of the latest period presented as “Same Property Portfolio.” The “Same Property Portfolio” therefore excludes properties placed in service or acquired after the beginning of the earliest period presented or disposed of prior to the end of the latest period presented. Accordingly, it takes at least one year and one quarter after a property is acquired or treated as “in-service” for that property to be included in Same Property Portfolio.

Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003.

The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 116 properties totaling approximately 29.4 million square feet of office space and three hotel properties acquired or placed in service on or prior to January 1, 2003 and owned through March 31, 2004. The Total Property Portfolio includes amounts from properties either placed in service or acquired after January 1, 2003 or disposed of on or prior to March 31, 2004.

Net Operating Income, or “NOI,” is a non-GAAP financial measure equal to net income available to common shareholders, the most directly comparable GAAP financial measure, plus minority interest in Operating Partnership, net derivative losses, depreciation and amortization, interest expense and general and administrative expense, less gains on sales of real estate from discontinued operations (net of minority interest), income from discontinued operations (net of minority interest, gains on sales of real estate (net of minority interest), income from unconsolidated joint ventures, minority interest in property partnerships, interest and other income and development and management services income. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed in Service		Total Portfolio
(dollars in thousands)	2004	2003	Increase/ (Decrease)	% Change	2004	2003	2004	2003	2004	2003	2004	2003	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$290,608	$293,090	$(2,482)	-0.85%	$134	$3,410	$14,910	—	$2,412	$886	$308,064	$297,386	$10,678	3.59%
Termination Income	1,418	1,761	(343)	-19.49%	—	—	140	—	—	—	1,558	1,761	(203)	-11.55%

Total Rental Revenue	292,026	294,851	(2,825)	-0.96%	134	3,410	15,050	—	2,412	886	309,622	299,147	10,475	3.5%

Operating Expenses	97,038	96,888	150	0.16%	25	1,059	3,351	—	618	450	101,032	98,397	2,635	2.68%

Net Operating Income, excluding hotels	194,988	197,963	(2,976)	-1.50%	109	2,351	11,699	—	1,794	436	208,590	200,750	7,840	3.91%

Hotel Net Operating Income	1,500	2,075	(575)	-27.72%	—	—	—	—	—	—	1,500	2,075	(575)	-27.72%

Consolidated Net Operating Income	196,488	200,038	(3,550)	-1.77%	109	2,351	11,699	—	1,794	436	210,090	202,825	7,265	3.58%

Other Revenue:
Development and Management Services											3,326	4,590	(1,264)	-27.54%
Interest and Other											7,528	415	7,113	1,713.98%

Total Other Revenue	—	—	—	—	—	—	—	—	—	—	10,854	5,005	5,849	116.86%
Other Expenses:
General and administrative											12,600	11,399	1,201	10.54%
Interest											74,305	73,645	660	0.90%
Depreciation and amortization	51,870	48,787	3,083	6.32%	21	330	3,833	—	753	355	56,477	49,472	7,005	14.16%
Net derivative losses											—	932	(932)	-100.00%
Loss from early extinguishment of debt											6,258	1,474	4,784	324.56%

Total Other Expenses	51,870	48,787	3,083	6.32%	21	330	3,833	—	753	355	149,640	136,922	12,718	9.29%
Income before minority interests	$144,618	$151,251	$(6,633)	-4.39%	$88	$2,021	$7,866	—	$1,041	$81	$71,304	$70,908	$396	0.56%
Income from unconsolidated joint ventures	$1,074	$908	$166	18.28%	—	—	$303	$1,750	—	—	1,377	2,658	(1,281)	-48.19%

Income from discontinued operations, net of minority interest											1,068	2,924	(1,856)	-63.47%
Minority interests in property partnerships											328	428	(100)	-23.36%
Minority interest in Operating Partnership											(17,248)	(18,313)	1,065	-5.82%
Gains on sales of real estate, net of minority interest											6,698	52,912	(46,214)	-87.34%
Gains on sales of real estate from discontinued operations, net of minority interest											2,521	73,528	(71,007)	-96.57%

Net Income available to common shareholders											$66,048	$185,045	$(118,997)	-64.31%

BOSTON PROPERTIES, INC.

Rental Revenue

The increase in rental revenue of $10.7 million in the Total Portfolio primarily relates to the purchase of the remaining interests in One and Two Discovery Square as of April 1, 2003 and the purchase of the remaining interests in One and Two Freedom Square as of August 5, 2003, the remaining interest in 140 Kendrick Street on March 24, 2004, as well as the purchase of 1333 New Hampshire Avenue on October 8, 2003. These additions to the portfolio increased revenue by approximately $14.9 million, as described below:

	Date Acquired	Revenue for the three months ended March 31,
Property		2004	2003	Change
		(in thousands)
One and Two Discovery Square	April 1, 2003	$3,324	$—	$3,324
One and Two Freedom Square	August 5, 2003	7,548	—	7,548
1333 New Hampshire Avenue	October 8, 2003	3,843	—	3,843
140 Kendrick Street	March 24, 2004	195	—	195

Total Additions		$14,910	$—	$14,910

In addition, the placing into service of Waltham Weston Corporate Center, which was placed into service during 2003, and the addition of Shaws Supermarket in Boston added revenue of $1.5 million. The aggregate increases were offset by a decrease of $3.3 million due to the sale of 2300 N Street during 2003 that had not been classified as discontinued operations due to our continued involvement in the management of the property. Decreases in the remaining Same Property Portfolio reflects declining base rents of approximately $1.7 million and a slight decrease in occupancy and straight-line rents of $1.0 million resulting from increased free rent periods on renewals during 2003 and an increase in operating expense reimbursements related to higher operating expenses.

Termination Income

Termination income for the three months ended March 31, 2004 was related to nine tenants across the portfolio that terminated their leases and made termination payments totaling approximately $1.6 million. This compared to termination income earned for the three months ended March 31, 2003 related to five tenants totaling $1.8 million. As the business climate continues to improve, we expect termination income will dissipate to levels below 2003.

Development and Management Services

Our third-party fee income decreased $1.3 million for the first quarter of 2004 compared to the first quarter of 2003, and we expect this to decrease further during 2005. We continue to pursue new fee-for-service projects and may be able to partially restore this fee business as we move into the later part of 2004 and 2005. In the first quarter of 2003 we recognized development fees of $0.2 million on the construction of the residential building, The Belvidere in Boston, MA and approximately $1.0 million on National Institute of Health in Washington, D.C. Our existing third-party fees continue in Washington, D.C. with 901 New York Avenue and National Institute of Health, as well as in New York at 90 Church Street.

Interest and Other Income

Interest and other income increased by $7.1 million in the Total Portfolio for the three months ended March 31, 2004. For the three months ended March 31, 2004, we recognized approximately $7.0 million in connection with the termination by a third-party of an agreement to enter into a ground lease with us.

BOSTON PROPERTIES, INC.

Operating Expenses

Property operating expenses in the Total Portfolio (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) increased by $2.6 million. Approximately $3.4 million of the increase is due to the additions of 1333 New Hampshire Avenue, One and Two Discovery Square, One and Two Freedom Square and 140 Kendrick Street. This increase was offset by a decrease of $1.0 million related to 2300 N Street which was sold during 2003 and not classified as discontinued operations due to our continued involvement in the management of the property. The remaining increases are due to the overall increase in Same Property Portfolio operating expenses of $0.2 million.

Hotel Net Operating Income

Net operating income for the hotel properties decreased by $0.6 million or approximately 27.72% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. We are cautiously optimistic that 2004 will in fact show a recovery with the Democratic National Convention being held in Boston and a number of other citywide conventions.

The following reflects our occupancy and rate information for the three hotel properties for the three months ended March 31, 2004 and 2003:

	2004	2003	Increase (Decrease)
Occupancy	71.1%	68.2%	4.25%
Average daily rate	$144.77	$148.41	(2.45%)
Revenue per available room, REVPAR	$103.60	$101.39	2.18%

Other Expenses

General and Administrative

General and administrative expenses in the Total Portfolio increased during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 by $1.2 million or 10.54%. An aggregate of $0.5 million of the increase is attributable to changes in the form of equity-based compensation, as further described below. The remaining increase is due to compensation expense increases during 2004 as well as an increase in Board of Directors Fees related to increased responsibilities in association with the Sarbanes-Oxley Act.

In 2003, we transitioned to using solely restricted stock and/or long-term incentive plan units of limited partnership, or LTIP units, as opposed to granting stock options and restricted stock, under the 1997 Stock Option and Incentive Plan as our primary vehicle for employee equity compensation. An LTIP unit is generally the economic equivalent of a share of our restricted stock. Employees vest in restricted stock and LTIP units over a five-year term. Restricted stock and LTIP units are measured at fair value on the date of grant based on the number of shares or units granted and the price of our Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. To the extent restricted stock or LTIP units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “Stock-based compensation.” Stock-based compensation expense associated with restricted stock was approximately $1.0 million during the three months ended March 31, 2004. Stock-based compensation expense associated with $6.1 million of restricted stock that was granted in January 2003 will generally be expensed ratably as such restricted stock vests over a five-year vesting period. Stock-based compensation associated with approximately $9.7 million of restricted stock and LTIP units that were granted in January 2004 will also be incurred ratably as such restricted stock and LTIP units vest. To the extent we continue our policy of granting restricted equity awards in lieu of stock options at comparable levels, we will continue to experience higher costs associated with equity-based compensation until 2008 at which time the annual incremental increase in stock-based compensation expense will be substantially realized.

BOSTON PROPERTIES, INC.

Interest Expense

Interest expense for the Total Portfolio increased as a result of our strategic decision to replace our variable rate debt with primarily unsecured fixed rate debt and the issuance of approximately $1.475 billion of unsecured fixed rate senior notes. Our total debt outstanding at March 31, 2004 was approximately $4.9 billion compared to $5.0 billion at March 31, 2003. The following summarizes our debt outstanding for the three months ended March 31, 2004 compared with 2003.

	March 31,
	2004	2003
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$4,500,701	$4,285,162
Variable rate	410,060	694,951

Total	$4,910,761	$4,980,113

Percent of total debt:
Fixed rate	91.65%	86.05%
Variable rate	8.35%	13.95%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.67%	6.88%
Variable rate	2.10%	2.99%

Total	6.28%	6.33%

Depreciation and Amortization

Depreciation and amortization expense for the Total Portfolio increased as a result of the addition of One and Two Discovery Square, One and Two Freedom Square, 1333 New Hampshire Avenue and 140 Kendrick Street, which collectively represented an aggregate of $3.8 million of the increase. Increases in Same Property Portfolio represented $3.1 million.

Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the three months ended March 31, 2004 and 2003 were $1.4 million and $1.2 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the three months ended March 31, 2004 and 2003 was $4.8 million and $4.5 million, respectively. These costs are not included in the interest expense referenced above.

Net Derivative Losses

Net derivative losses for the Total Portfolio represent the adjustments to fair value and cash settlements of our derivative contracts that are not effective for accounting purposes. The fair value of our derivative contract, which was $6.4 million at March 31, 2004, is included on our balance sheets. As a result of our contract modification in August 2003, we will have no further earnings volatility on the remaining derivative contract. See Item 3- Quantitative and Qualitative Disclosures about Market Risk.

BOSTON PROPERTIES, INC.

Joint Ventures

The decrease in income from unconsolidated joint ventures in the Total Portfolio is related to the purchase of the remaining interests in One and Two Discovery Square and One and Two Freedom Square. One and Two Discovery Square are included in the Total Portfolio Revenue as of April 1, 2003. One and Two Freedom Square are included in the Total Portfolio Revenue as of August 5, 2003. The reclassification of these properties caused the overall income from joint ventures to decrease $1.3 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Other

The decrease in income from discontinued operations in the Total Portfolio for the three months ended March 31, 2004 was a result of properties being sold during the first quarter of 2003 and 2004. We did not recognize a full quarter of revenue and expenses with respect to these properties. Included in the three months ended March 31, 2004 is a full quarter of The Arboretum, Decoverly Two, Three and Seven and 38 Cabot Boulevard as well as a partial quarter of 430 Rozzi Place and Sugarland Office Park, Building Two. Included in the three months ended March 31, 2003 is a full quarter of The Arboretum, Decoverly Two, Three, and Seven and 38 Cabot Boulevard, 430 Rozzi Place and Sugarland Office Park, Building Two as well as a partial quarter of 875 Third Avenue and The Candler Building.

Gains on the sales of real estate for the three months ended March 31, 2004 in the Total Portfolio relate to the sale of Hilltop Office Center. Gains for the three months ended March 31, 2003 relate to the sale of 2300 N Street. These properties are not included in discontinued operations due to our continuing involvement in the management, for a fee, of these properties after the sales.

Gains on sales of real estate from discontinued operations for the quarter ended March 31, 2004 in the Total Portfolio primarily related to the gain recognized on 430 Rozzi Place and Sugarland Office Park, Building Two. Gains on sales of real estate from discontinued operations for the quarter ended March 31, 2003 primarily related to the gains recognized on the sale of 875 Third Avenue and The Candler Building.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are to:

•	fund normal recurring expenses;

•	meet debt service requirements;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund current development costs not covered under construction loans;

•	fund new property acquisitions; and

•	make the minimum distribution required to maintain our REIT qualification under the Internal Revenue Code of 1986, as amended.

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

BOSTON PROPERTIES, INC.

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

Our principal liquidity needs for periods beyond twelve months are for the costs of developments, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements. We expect to satisfy these needs using one or more of the following:

•	construction loans;

•	long-term secured and unsecured indebtedness;

•	income from operations;

•	joint ventures;

•	sales of real estate;

•	issuances of additional OP Units, Preferred Units and/or our equity securities; and

•	our unsecured revolving line of credit or other short-term bridge facilities.

We draw on multiple financing sources to fund our long-term capital needs. Our line of credit is utilized primarily as a bridge facility to fund acquisition opportunities and meet short-term development needs. We fund our development projects with construction loans that may be partially guaranteed by Boston Properties Limited Partnership until project completion or lease-up thresholds are achieved. In March 2004 we completed a public offering of 5,700,000 shares of common stock, receiving net proceeds of $291.1 million. In addition, during 2003 we completed three offerings of unsecured senior notes and expect to utilize the bond market, asset backed mortgage financing and common and preferred equity as cost-effective capital sources for other long-term capital needs.

Cash Flow Summary

Cash and cash equivalents were $182.2 million and $384.4 million at March 31, 2004 and March 31, 2003, respectively, representing a decrease of $202.2 million. The decrease was a result of the following increases and decreases in cash flows:

	Three months ended March 31,
	(in thousands)
	2004	2003	Increase (Decrease)
Net cash provided by operating activities	$87,860	$106,211	$(18,351)
Net cash provided by (used in) investing activities	$(51,236)	$464,780	$(516,016)
Net cash provided by (used in) financing activities	$122,841	$(241,848)	$364,689

Our principal source of cash flow is related to the operation of our office properties. In addition we have recycled capital through the sale of some of our properties and raised proceeds from secured and unsecured borrowings as well as the equity offering which we completed in March 2004 of 5,700,000 shares of common stock. Our operating cash flow on a period to period basis is impacted by the timing of interest payments on our senior unsecured notes which are payable semi-annually. The average remaining term of our tenant leases is approximately 7.0 years with occupancy rates historically in the range of 92% to 98%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements.

BOSTON PROPERTIES, INC.

Cash is used in investing activities to fund acquisitions, development and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash used in investing activities for the three months ended March 31, 2004 consisted of the following:

(in thousands)
Proceeds from the sales of real estate	$20,835
The cash provided by investing is partially offset by:
Investments in unconsolidated joint ventures	(321)
Recurring capital expenditures	(3,211)
Planned non-recurring capital expenditures associated with acquisition properties	(324)
Hotel improvements, equipment upgrades and replacements	(273)
Acquisitions/additions to real estate	(67,942)

Net cash used in investing activities	$(51,236)

Cash provided by financing activities for the three months ended March 31, 2004 totaled approximately $123 million. This consisted of payments of dividends and distributions to shareholders, minority partners, and unitholders and changes to our existing debt structure resulting in a net reduction of our total debt, including the repayment of certain mortgages and associated pre-payment penalties, utilizing the proceeds from sales of real estate assets and proceeds from our common stock offering in March 2004. Future debt payments are discussed below under the heading “Capitalization.”

Capitalization

At March 31, 2004, our total consolidated debt was approximately $4.9 billion. The weighted-average annual interest rate on our consolidated indebtedness was 6.28% and the weighted-average maturity was approximately 6.4 years.

Debt to total market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total market capitalization was approximately $12.3 billion at March 31, 2004. Total market capitalization was calculated using the March 31, 2004 closing stock price of $54.31 per common share and the following: (1) 106,442,998 shares of our common stock, (2) 21,888,480 outstanding OP Units (excluding common units held by Boston Properties, Inc.), (3) an aggregate of 7,087,487 OP Units issuable upon conversion of all outstanding Preferred Units, (4) an aggregate of 163,943 OP Units issuable upon conversion of all outstanding LTIP units, assuming all conditions have been met for the conversion of the LTIP units, and (5) our consolidated debt totaling approximately $4.9 billion. Our total consolidated debt at March 31, 2004 represented approximately 40.01% of our total market capitalization. This percentage will fluctuate with changes in the market price of our common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the debt to total market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

Debt Financing

As of March 31, 2004, we had approximately $4.9 billion of outstanding indebtedness, representing 40.01% of our total market capitalization as calculated above under the heading “Capitalization,” consisting of $1.47 billion in publicly traded unsecured debt at an average interest rate of 5.95% with maturities of nine to eleven

BOSTON PROPERTIES, INC.

years and $3.4 billion of property-specific debt. We had no amount outstanding on our unsecured line of credit as of March 31, 2004. The table below summarizes our mortgage notes payable, our senior unsecured notes and our revolving line of credit at March 31, 2004 and 2003:

	March 31,
	2004	2003
	(dollars in thousands)
DEBT SUMMARY:
Balance
Fixed rate mortgages	$3,030,291	$3,063,455
Variable rate mortgages	410,060	694,951
Senior unsecured notes	1,470,410	1,221,707
Unsecured credit facility	—	—

Total	$4,910,761	$4,980,113

Percent of total debt:
Fixed rate	91.65%	86.05%
Variable rate	8.35%	13.95%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.67%	6.88%
Variable rate	2.10%	2.99%

Total	6.28%	6.33%

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

Our ability to borrow under our unsecured revolving line of credit is subject to our compliance with a number of customary financial and other covenants on an ongoing basis, including: (1) an unsecured loan-to-value ratio against our total borrowing base not to exceed 60%, unless our leverage ratio exceeds 60%, in which case it is not to exceed 55%, (2) a secured debt leverage ratio not to exceed 55%, (3) a debt service coverage ratio of at least 1.40 for our borrowing base properties, (4) a fixed charge coverage ratio of at least 1.30 and a debt service coverage ratio of at least 1.50, (5) a leverage ratio not to exceed 60%, however for five consecutive quarters (not including the two quarters prior to expiration) the leverage ratio can go to 65%, (6) limitations on additional indebtedness and stockholder distributions, and (7) a minimum net worth requirement. As of March 31, 2004, we were in compliance with financial restrictions and requirements then applicable.

BOSTON PROPERTIES, INC.

At March 31, 2004, we had letters of credit totaling $6.7 million outstanding under our Unsecured Line of Credit and an no outstanding draws on our line of credit. We had the ability to borrow an additional $598.3 million under our Unsecured Line of Credit. As of May 5, 2004, we had no outstanding borrowings under our Unsecured Line of Credit.

Unsecured Senior Notes

During 2003, we issued an aggregate of $725 million of unsecured long-term debt at an average interest rate of 5.60% primarily to replace secured and unsecured variable rate debt in the following offerings:

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

In December 2002, we completed an unregistered offering of $750 million in aggregate principal amount of the Boston Properties Limited Partnership’s 6.25% senior unsecured notes due January 15, 2013. The notes were only offered to qualified institutional buyers in the United States in reliance on Rule 144A under the Securities Act and to certain institutional investors outside of the United States in reliance on Regulation S under the Securities Act. The notes were priced at 99.65% of their principal amount to yield 6.296%. We used the net proceeds to reduce the amounts outstanding under our unsecured bridge loan that were borrowed in connection with the acquisition of 399 Park Avenue.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points, in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of March 31, 2004 we were in compliance with each of these financial restrictions and requirements.

Under registration rights agreements with the initial purchasers of our senior unsecured notes, we agreed to use our reasonable best efforts to register with the SEC offers to exchange new notes issued by us, which we refer to as “exchange notes,” for the original notes. We closed the exchange offers relating to the 6.25% senior

BOSTON PROPERTIES, INC.

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

Mortgage Notes Payable

The following represents the outstanding principal balances due under the first mortgages at March 31, 2004:

Properties	Interest Rate (1)	Principal Amount		Maturity Date
		(in thousands)
Citigroup Center	7.19%	$509,409		May 11, 2011
Times Square Tower	2.04%	360,526	(2)	January 23, 2007
Embarcadero Center One, Two and Federal Reserve	6.70%	299,062		December 10, 2008
Prudential Center	6.72%	278,950		July 1, 2008
280 Park Avenue	7.64%	261,660		February 1, 2011
599 Lexington Avenue	7.00%	225,000	(3)	July 19, 2005
Embarcadero Center Four	6.79%	144,584		February 1, 2008
Embarcadero Center Three	6.40%	139,680		January 1, 2007
Riverfront Plaza	6.61%	107,481		February 1, 2008
Democracy Center	7.05%	101,993		April 1, 2009
Embarcadero Center West Tower	6.50%	93,234		January 1, 2006
100 East Pratt Street	6.73%	86,342		November 1, 2008
One Freedom Square	5.33%	83,262	(4)	June 30, 2012
601 and 651 Gateway Boulevard	3.50%	81,171	(5)	September 1, 2006
140 Kendrick Street	5.21%	62,140	(6)	July 1, 2013
202, 206 & 214 Carnegie Center	8.13%	61,061		October 1, 2010
New Dominion Tech. Park, Bldg. One	7.69%	57,402		January 15, 2021
Reservoir Place	5.82%	55,712	(7)	July 1, 2009
Capital Gallery	8.24%	53,239		August 15, 2006
New Dominion Tech. Park, Bldg. Two	2.50%	49,534	(8)	December 19, 2005
504, 506 & 508 Carnegie Center	7.39%	45,371		January 1, 2008
10 and 20 Burlington Mall Road	7.25%	38,444	(9)	October 1, 2011
Ten Cambridge Center	8.27%	34,047		May 1, 2010
Sumner Square	7.35%	29,130		September 1, 2013
1301 New York Avenue	7.14%	29,003	(10)	August 15, 2009
Eight Cambridge Center	7.73%	26,860		July 15, 2010
510 Carnegie Center	7.39%	26,015		January 1, 2008

BOSTON PROPERTIES, INC.

Properties	Interest Rate (1)	Principal Amount	Maturity Date
		(in thousands)
University Place	6.94%	23,292	August 1, 2021
Reston Corporate Center	6.56%	23,082	May 1, 2008
Bedford Business Park	8.50%	19,841	December 10, 2008
191 Spring Street	8.50%	19,430	September 1, 2006
101 Carnegie Center	7.66%	7,312	April 1, 2006
Montvale Center	8.59%	7,082	December 1, 2006

Total		$3,440,351

(1)	Some of our mortgage notes are variable rate and subject to LIBOR/Eurodollar rate contracts. The LIBOR/Eurodollar rate at March 31, 2004 was 1.09%.
(2)	On January 23, 2004, the Company refinanced its $493.5 million construction loan secured by the Times Square Tower property in New York City. The new facility totals $475.0 million and is comprised of two tranches. The first tranche consists of a $300.0 million loan commitment which bears interest at LIBOR + 0.90% per annum and matures in January 2006. The first tranche includes a provision for a one-year extension. The second tranche consists of a $175.0 million term loan which bears interest at LIBOR + 1.00% per annum and matures in January 2007.
(3)	At maturity the lender has the option to purchase a 33.33% interest in this property in exchange for the cancellation of the principal balance of $225.0 million.
(4)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at March 31, 2004 was $74.7 million and the stated interest rate was 7.75%.
(5)	The mortgage loan matures on September 1, 2006 with an option held by the lender, subject to certain conditions, to extend the term to October 1, 2010. If extended, the loan will require payments of principal and interest at a fixed interest rate of 8.00% per annum based on a 27-year amortization period.
(6)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at March 31, 2004 was $55.5 million and the stated interest rate was 7.51%.
(7)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at March 31, 2004 was $53.1 million and the stated interest rate was 7.0%.
(8)	The total commitment amount under this construction loan is $65.0 million at a variable rate of LIBOR + 1.40%.
(9)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(10)	Includes outstanding principal in the amounts of $19.2 million, $6.6 million and $3.2 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.

BOSTON PROPERTIES, INC.

Off Balance Sheet Arrangements—Joint Venture Indebtedness

As of March 31, 2004, we had investments in five unconsolidated joint ventures, of which four have mortgage indebtedness, with equity ownership ranging from 25-51%. We do not have control of these partnerships nor are we the primary beneficiary pursuant to FIN 46 and therefore, we account for them using the equity method of accounting. At March 31, 2004, our proportionate share of the debt related to these investments was equal to approximately $149.8 million. The table below summarizes the outstanding debt (based on our respective ownership interests) in these joint venture properties at March 31, 2004.

Properties	Interest Rate		Principal Amount	Maturity Date
			(in thousands)
Metropolitan Square (51%)	8.23%		$68,937	May 1, 2010
Market Square North (50%)	7.70%		47,633	December 19, 2010
265 Franklin Street (35%)	2.40	%(1)(2)	18,897	October 1, 2004
901 New York Avenue (25%)	2.78	%(3)(4)	14,331	November 12, 2005

Total	6.80%		$149,798

(1)	Variable rate debt at LIBOR + 1.30%
(2)	We have a guarantee obligation outstanding totaling approximately $1.4 million related to the re-tenanting at this property.
(3)	The total commitment amount under this construction loan is $30.0 million (which represents the Company’s share) at a variable rate of LIBOR + 1.65%. The Company can extend the maturity date for one year.
(4)	The Company and its joint venture partner have agreed to guarantee up to $7.5 million and $22.5 million, respectively, of the loan on behalf of the joint venture entity. The amounts guaranteed are subject to decrease (and elimination) upon satisfaction of certain operating performance and financial measures. In the event our partner’s guarantee is unenforceable, we have agreed to satisfy such partner’s guarantee obligations. Our partner has agreed to reimburse us for any amounts we pay in satisfaction of its guarantee obligations.

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

Insurance

We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (“TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) through December 31, 2004, subject to extension by the United States Department of Treasury through December 31, 2005. TRIA expires on December 31, 2005, and we cannot currently anticipate whether the Act will be extended. The property insurance program provides a $640 million per occurrence limit, including coverage for “certified acts of terrorism” as defined by TRIA. Additionally, the program provides $615 million of coverage for acts of terrorism other than those “certified” under TRIA. We

BOSTON PROPERTIES, INC.

also carry nuclear, biological and chemical insurance coverage with a $640 million per occurrence limit for “certified acts of terrorism” as defined by TRIA, which is provided by IXP, Inc. as a direct insurer. Under TRIA, this nuclear, biological and chemical terrorism insurance coverage is backstopped by the Federal Government after the payment of the required deductible and ten percent coinsurance.

We also carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to deductibles and self-insurance that we believe are commercially reasonable. Specifically, we carry earthquake insurance which covers our San Francisco portfolio with a $120 million per occurrence limit and a $120 million aggregate limit, $20 million of which is provided by IXP, Inc., as a direct insurer. The amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. As a result of increased costs of coverage and decreased availability, the amount of third-party earthquake insurance that we may be able to purchase on commercially reasonable terms may be reduced. In addition, we may discontinue earthquake insurance on some or all of our properties in the future if the premiums exceed its estimation of the value of the coverage.

In January 2002, we formed a wholly-owned taxable REIT subsidiary, IXP, Inc. (“IXP”), to act as a captive insurance company and be one of the elements of our overall insurance program. IXP acts as a direct insurer with respect to a portion of the Company’s earthquake insurance coverage for our Greater San Francisco properties and our nuclear, biological and chemical terrorism insurance coverage for “certified acts of terrorism” under TRIA. Insofar as we own IXP, it is responsible for its liquidity and capital resources, and the accounts of IXP are part of our consolidated financial statements. If we experience a loss and IXP is required to pay under its insurance policy, we would ultimately record the loss to the extent of IXP’s required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

We continue to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism in particular, but we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. There are other types of losses, such as from wars, acts of nuclear, biological or chemical terrorism other than those “certified” under TRIA or the presence of mold at our properties, for which we cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties, as well as the anticipated future revenue from those properties. Depending on the specific circumstances of each affected property, it is possible that we could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and financial condition and results of operations.

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

BOSTON PROPERTIES, INC.

Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO after specific supplemental adjustments, including net derivative losses. Although our FFO as adjusted clearly differs from NAREIT’s definition of FFO, as well as that of other REITs and real estate companies, we believe it provides a meaningful supplemental measure of our operating performance. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO and FFO as adjusted should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.

The following table presents a reconciliation of net income available to common shareholders to Funds from Operations for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
	(in thousands)
Net Income available to common shareholders	$66,048	$185,045
Add:
Minority Interest in Operating Partnership	17,248	18,313
Less:
Minority interest in property partnerships	328	428
Income from unconsolidated joint ventures	1,377	2,658
Gains on sales of real estate, net of minority interest	6,698	52,912
Income from discontinued operations, net of minority interest	1,068	2,924
Gains on sales of real estate from discontinued operations, net of minority interest	2,521	73,528

Income before minority interests and joint venture income	71,304	70,908

Add:

Real estate depreciation and amortization	57,873	51,791

Income from discontinued operations	1,302	3,580

Income from unconsolidated joint ventures	1,377	2,658
Losses from early extinguishments of debt associated with the sale of real estate	—	1,474

Less:

Minority property partnerships’ share of Funds from Operations	(904)	(866)

Preferred dividends and distributions	(4,385)	(5,771)

Funds from Operations	126,567	123,774

Add:

Net derivative losses (SFAS No. 133)	—	932

Funds from Operations before net derivative losses	$126,567	$124,706

Funds from Operations available to common shareholders before net derivative losses (SFAS No. 133) (1)	$103,831	$102,735

(1)	Our share of diluted Funds from Operations was 82.04% and 82.38% for the quarter ended March 31, 2004 and 2003, respectively.

BOSTON PROPERTIES, INC.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)		(in thousands)
Funds from Operations	$126,567	122,983	$124,706	116,207
Effect of Dilutive Securities
Convertible Preferred Units	4,385	7,087	5,771	9,199
Stock Options and other	—	2,600	—	1,022

Diluted Funds from Operations	$130,952	132,670	$130,477	126,428

Company’s share of Diluted Funds from Operations before net derivative losses (1)	$109,146	110,577	$109,348	105,955

(1)	Our share of diluted Funds from Operations was 83.55% and 83.81% for the quarter ended March 31, 2004 and 2003, respectively.

Newly Issued Accounting Standards

In January 2003, the FASB issued FIN 46, which provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities was required for periods ending after March 15, 2004, unless previously applied. Our adoption of FIN 46 did not have a material impact on our financial position, results of operations, or liquidity.

In March 2004, the Emerging Issues Task Force reached a final consensus regarding Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” The issue addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance on applying the two-class method of calculating earnings per share once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for the period ending June 30, 2004 and should be applied by restating previously reported earnings per share. We are evaluating the impact of this consensus as it relates to our operating partnership units but do not anticipate that the adoption will have a material impact on our financial position, results of operations or liquidity.

BOSTON PROPERTIES, INC.

ITEM 3 – Quantitative and Qualitative Disclosures about Market Risk

Approximately $4.5 billion of our borrowings bear interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date. The interest rate on the variable rate debt as of March 31, 2004 ranged from LIBOR/Eurodollar plus 0.90% to LIBOR/Eurodollar plus 1.40%.

	2004	2005	2006	2007	2008	2009+	Total	Fair Value
	Secured debt
Fixed Rate	$36,035	$276,917	$305,301	$184,959	$972,295	$1,254,784	$3,030,291	$3,466,453
Average Interest Rate	7.10%	7.02%	6.28%	6.60%	6.80%	7.41%	7.01%
Variable Rate	—	$49,534	—	$360,526	—	—	$410,060	$410,060

	Unsecured debt
Fixed Rate	—	—	—	—	—	$1,470,410	$1,470,410	$1,586,220
Average Interest Rate	—	—	—	—	—	5.95%	5.95%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$36,035	$326,451	$305,301	$545,485	$972,295	$2,725,194	$4,910,761	$5,462,733

We had a derivative contract for a notional amount of $150 million prior to the modification described below. The derivative contract provided for a fixed interest rate of 6.35% when LIBOR is less than 5.80%, 6.70% when LIBOR is between 6.70% and 7.45%, and 7.50% when LIBOR is between 7.51% and 9.00% through February 2005. In August 2003, we modified the contract to provide for the counter party to pay us LIBOR and we are required to pay the counter party LIBOR + 4.55% on a notional amount of $150 million. The derivative contract expires in February 2005. In accordance with SFAS No.133, the derivative agreement is reflected at its fair market value, which was a liability of $6.4 million at March 31, 2004.

At March 31, 2004, our variable rate debt outstanding was approximately $410 million. At March 31, 2004, the average interest rate on variable rate debt was approximately 2.10%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.0 million for the three months ended March 31, 2004.

At March 31, 2003, our variable rate debt outstanding was approximately $695 million. At March 31, 2003, the average interest rate on variable rate debt was approximately 2.99%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.7 million for the three months ended March 31, 2003.

ITEM 4 – Controls and Procedures

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

BOSTON PROPERTIES, INC.

PART II. OTHER INFORMATION

ITEM 1 – Legal Proceedings.

We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased(1)	(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
January 1, 2004 - January 31, 2004	1,705	$0.01	N/A	N/A
February 1, 2004 - February 29, 2004	—	—	N/A	N/A
March 1, 2004 – March 31, 2004	4,471	$0.01	N/A	N/A

Total	6,176	$0.01	N/A	N/A

(1)	Represents shares of restricted Common Stock that were repurchased in connection with the termination of certain persons’ employment with the Company. Under the terms of the applicable restricted stock agreements, all of such shares were repurchased by the Company at a price of $0.01 per share, which was the amount originally paid by such employees for such shares.

ITEM 3 – Defaults Upon Senior Securities.

None.

ITEM 4 – Submission of Matters to a Vote of Security Holders.

None.

ITEM 5 – Other Information.

None.

BOSTON PROPERTIES, INC.

ITEM 6 – Exhibits and Reports on Form 8-K

(a) Exhibits

3.1-	Form of Amended and Restated Bylaws(1)

3.2-	Amendment No. 1 to Amended and Restated Bylaws(2)

3.3-	Amendment No. 2 to Amended and Restated Bylaws(3)

31.1-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Incorporated herein by reference to Boston Properties, Inc.’s Registration Statement on Form S-11. (No. 333-25279)
(2)	Incorporated herein by reference to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 24, 2000.
(3)	Incorporated herein by reference to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 26, 2004.

(b) Reports on Form 8-K

On January 28, 2004, the Company furnished to the Securities and Exchange Commission under Item 12 of Form 8-K a copy of the Company’s Press Release, dated January 27, 2004, as well as supplemental operating and financial data regarding the Company for the fourth quarter of 2003.

On March 4, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission to report under Item 5 the completion of a public offering of 5,700,000 shares of common stock.

On March 16, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission to report under Item 5 the renewal of its all-risk property insurance program, as well as the repayment of certain mortgage indebtedness.

BOSTON PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

May 10, 2004	/s/ DOUGLAS T. LINDE
Douglas T. Linde, Chief Financial Officer (duly authorized officer and principal financial officer)