Form 10-Q
period 2004-06-30
BOSTON PROPERTIES INC
filed 2004-08-09
CIK 1037540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, par value $.01 per share	108,232,953
(Class)	(Outstanding on August 3, 2004)

BOSTON PROPERTIES, INC.

FORM 10-Q

for the quarter ended June 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1 – Consolidated Financial Statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share amounts)

	June 30, 2004	December 31, 2003
ASSETS
Real estate	$8,427,296	$8,202,958
Construction in progress	606,012	542,600
Land held for future development	230,155	232,098
Real estate held for sale, net	5,756	5,604
Less: accumulated depreciation	(1,099,715)	(1,001,435)

Total real estate	8,169,504	7,981,825
Cash and cash equivalents	227,698	22,686
Cash held in escrows	27,888	21,321
Tenant and other receivables, net of allowance for doubtful accounts of $3,026 and $3,157, respectively	11,637	18,425
Accrued rental income, net of allowance of $4,895 and $5,030, respectively	215,536	189,852
Deferred charges, net	212,666	188,855
Prepaid expenses and other assets	33,388	39,350
Investments in unconsolidated joint ventures	83,950	88,786

Total assets	$8,982,267	$8,551,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$3,524,202	$3,471,400
Unsecured senior notes, net of discount	1,470,501	1,470,320
Unsecured line of credit	—	63,000
Accounts payable and accrued expenses	91,790	92,026
Dividends and distributions payable	91,350	84,569
Interest rate contracts	4,800	8,191
Accrued interest payable	50,318	50,931
Other liabilities	89,145	80,367

Total liabilities	5,322,106	5,320,804

Commitments and contingencies	—	—

Minority interests	804,172	830,133

Stockholders’ equity:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 108,239,387 and 98,309,077 issued and 108,160,487 and 98,230,177 outstanding in 2004 and 2003, respectively	1,082	982
Additional paid-in capital	2,544,278	2,104,158
Earnings in excess of dividends	336,704	320,900
Treasury common stock, at cost	(2,722)	(2,722)
Unearned compensation	(7,367)	(6,820)
Accumulated other comprehensive loss	(15,986)	(16,335)

Total stockholders’ equity	2,855,989	2,400,163

Total liabilities and stockholders’ equity	$8,982,267	$8,551,100

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands, except for per share amounts)
Revenue
Rental:
Base rent	$265,397	$246,943	$520,937	$492,362
Recoveries from tenants	39,421	36,902	80,246	76,362
Parking and other	14,094	13,945	27,292	28,139

Total rental revenue	318,912	297,790	628,475	596,863
Hotel revenue	19,166	17,213	32,344	30,459
Development and management services	5,965	5,429	9,291	10,019
Interest and other	1,090	663	8,618	1,078

Total revenue	345,133	321,095	678,728	638,419

Expenses
Operating:
Rental	101,864	94,990	202,832	193,332
Hotel	13,376	12,258	25,054	23,429
General and administrative	12,493	11,028	25,093	22,427
Interest	74,789	75,447	149,094	149,092
Depreciation and amortization	60,737	50,323	117,064	99,760
Net derivative losses	—	991	—	1,923
Losses from early extinguishments of debt	—	—	6,258	1,474

Total expenses	263,259	245,037	525,395	491,437

Income before minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gains on sales of real estate and other assets and discontinued operations	81,874	76,058	153,333	146,982
Minority interests in property partnerships	1,238	268	1,566	696
Income from unconsolidated joint ventures	879	1,353	2,256	4,011

Income before minority interest in Operating Partnership, gains on sales of real estate and other assets and discontinued operations	83,991	77,679	157,155	151,689
Minority interest in Operating Partnership	(17,908)	(18,924)	(35,227)	(37,237)

Income before gains on sales of real estate and other assets and discontinued operations	66,083	58,755	121,928	114,452
Gains on sales of real estate and other assets, net of minority interest	1,377	3,546	8,108	56,513

Income before discontinued operations	67,460	62,301	130,036	170,965
Discontinued Operations:
Income from discontinued operations, net of minority interest	69	935	1,015	3,849
Gains on sales of real estate from discontinued operations, net of minority interest	19,589	—	22,010	73,611

Net income available to common shareholders	$87,118	$63,236	$153,061	$248,425

Basic earnings per common share:
Income available to common shareholders before discontinued operations	$0.63	$0.65	$1.24	$1.71
Discontinued operations, net of minority interest	0.18	0.01	0.22	0.80

Net income available to common shareholders	$0.81	$0.66	$1.46	$2.51

Weighted average number of common shares outstanding	107,216	96,531	104,053	96,134

Diluted earnings per common share:
Income available to common shareholders before discontinued operations	$0.61	$0.63	$1.21	$1.68
Discontinued operations, net of minority interest	0.18	0.01	0.22	0.80

Net income available to common shareholders	$0.79	$0.64	$1.43	$2.48

Weighted average number of common and common equivalent shares outstanding	109,016	98,213	106,255	97,454

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net income available to common shareholders	$87,118	$63,236	$153,061	$248,425

Other comprehensive income:
Amortization of interest rate contracts	175	160	349	334

Other comprehensive income	175	160	349	334

Comprehensive income	$87,293	$63,396	$153,410	$248,759

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income available to common shareholders	$153,061	$248,425
Adjustments to reconcile net income available to common shareholders to net cash provided by operating activities:
Depreciation and amortization	117,646	100,693
Non-cash portion of interest expense	2,463	3,010
Non-cash compensation expense	2,212	1,306
Minority interest in property partnerships	7,275	(642)
Distributions in excess of earnings from unconsolidated joint ventures	58	1,416
Minority interest in Operating Partnership	41,809	66,266
Gains on sales of real estate	(45,326)	(154,192)
Change in assets and liabilities:
Cash held in escrows	(6,567)	3,719
Tenant and other receivables, net	6,788	(728)
Accrued rental income, net	(26,682)	(23,431)
Prepaid expenses and other assets	5,155	377
Accounts payable and accrued expenses	(10,388)	(22,189)
Interest rate contracts	(3,391)	(1,838)
Accrued interest payable	(613)	30,947
Other liabilities	(8,623)	2,686
Tenant leasing costs	(24,291)	(5,982)

Total adjustments	57,525	1,418

Net cash provided by operating activities	210,586	249,843

Cash flows from investing activities:
Acquisitions/additions to real estate	(156,944)	(139,575)
Investments in unconsolidated joint ventures	(714)	(770)
Net proceeds from the sales of real estate	90,555	524,264

Net cash provided by (used in) investing activities	(67,103)	383,919

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Unaudited)

	For the six months ended June 30,
	2004	2003
	(in thousands)
Cash flows from financing activities:
Borrowings on unsecured line of credit	140,000	255,663
Repayments of unsecured line of credit	(203,000)	(282,706)
Proceeds from mortgage notes payable	69,192	84,079
Repayments of mortgage notes payable	(134,335)	(991,381)
Repayment of unsecured bridge loan	—	(105,683)
Proceeds from unsecured senior notes, net of discount	—	722,602
Deposits placed in mortgage escrow	—	(376,726)
Payments received from mortgage escrow	—	301,341
Dividends and distributions	(165,847)	(153,792)
Net proceeds from the issuance of common stock	291,076	—
Proceeds from stock option exercises	77,110	26,507
Distribution to minority interest holder	(8,841)	—
Deferred financing costs	(3,826)	(10,354)

Net cash provided by (used in) financing activities	61,529	(530,450)

Net increase in cash and cash equivalents	205,012	103,312
Cash and cash equivalents, beginning of period	22,686	55,275

Cash and cash equivalents, end of period	$227,698	$158,587

Supplemental disclosures:
Cash paid for interest	$155,614	$124,189

Interest capitalized	$8,370	$9,054

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$7,023	$2,487

Mortgage notes payable assumed in connection with the acquisition of real estate	$107,894	$64,702

Mortgage note payable assigned in connection with the sale of real estate	$5,193	$—

Dividends and distributions declared but not paid	$91,350	$84,030

Conversions of Minority Interest to Stockholders’ Equity	$42,553	$2,333

Basis adjustment to real estate in connection with conversions of Minority Interest to Stockholders’ Equity	$38,870	$1,632

Issuance of restricted securities to employees and directors	$9,708	$6,141

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties, Inc. (the “Company”), a Delaware corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the sole general partner of Boston Properties Limited Partnership (the “Operating Partnership”) and at June 30, 2004 owned an approximate 79.6% (76.6% at June 30, 2003) general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”).

Unless specifically noted otherwise, all references to OP Units exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company (“Common Stock”). In lieu of a cash redemption, the Company may elect to acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. An LTIP Unit is generally the economic equivalent of a share of restricted stock of the Company. LTIP Units, whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Note 13).

Each series of Preferred Units bears a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be converted into OP Units at the election of the holder thereof or the Operating Partnership in accordance with the terms of the series of outstanding Preferred Units. At June 30, 2004, there was one series of Preferred Units outstanding.

All references to the Company refer to Boston Properties, Inc. and its subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

The Properties:

At June 30, 2004, the Company owned or had interests in a portfolio of 126 commercial real estate properties (140 and 139 properties at December 31, 2003 and June 30, 2003, respectively) (the “Properties”) aggregating approximately 43.6 million net rentable square feet (approximately 43.9 million and 42.9 million net rentable square feet at December 31, 2003 and June 30, 2003, respectively), including three properties under construction totaling approximately 2.0 million net rentable square feet. During the three months ended June 30, 2004, the Company sold three Class A office properties and one industrial property aggregating approximately 411,000 net rentable square feet. At June 30, 2004, the Properties consist of:

•	119 office properties comprised of 101 Class A office properties (including three properties under construction) and 18 office/technical properties;

•	two industrial properties;

•	three hotels; and

•	two retail properties.

In addition, the Company owns or controls land parcels totaling approximately 548.0 acres and structured parking for approximately 31,270 vehicles containing approximately 9.5 million square feet. The Company

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

considers Class A office properties to be centrally located buildings that are professionally managed and maintained, that attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings. The Company considers office/technical properties to be properties that support office, research and development and other technical uses.

2. Basis of Presentation and Summary of Significant Accounting Policies

Boston Properties, Inc. does not have any other significant assets, liabilities or operations, other than its investment in the Operating Partnership, nor does it have employees of its own. The Operating Partnership, not Boston Properties, Inc., executes all significant business relationships. All majority-owned subsidiaries and affiliates over which the Company has financial and operating control and variable interest entities (“VIE”s) in which the Company has determined it is the primary beneficiary are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. The Company accounts for all other unconsolidated joint ventures using the equity method of accounting. Accordingly, the Company’s share of the earnings of these joint ventures and companies is included in consolidated net income.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities,” which amended FIN 46. FIN 46R was effective immediately for arrangements entered into after January 31, 2003, and became effective during the first quarter of 2004 for all arrangements entered into before February 1, 2003. FIN 46R requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership interests, contractual interests, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests. Prior to FIN 46R, the Company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The adoption and application of FIN 46 and FIN 46R did not have a material impact on the Company’s consolidated financial statements.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2003, as revised on Form 8-K filed on June 8, 2004.

Summary of Significant Accounting Policies

Stock-based employee compensation plan

At June 30, 2004, the Company has stock-based employee compensation plans. In 2003, the Company transitioned to granting restricted stock and/or LTIP Units, as opposed to granting stock options as its primary vehicle for employee equity compensation, under its stock-based employee compensation plan. The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. All outstanding options had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income available to common shareholders and earnings per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(in thousands, except for per share amounts)
Net income available to common shareholders	$87,118	$63,236	$153,061	$248,425
Deduct:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of minority interest	(390)	(1,450)	(775)	(2,896)

Pro forma net income available to common shareholders	$86,728	$61,786	$152,286	$245,529

Earnings per share:
Basic – as reported	$0.81	$0.66	$1.46	$2.51

Basic – pro forma	$0.80	$0.64	$1.46	$2.48

Diluted – as reported	$0.79	$0.64	$1.43	$2.48

Diluted – pro forma	$0.79	$0.63	$1.42	$2.45

Reclassifications

Certain prior-period balances have been reclassified in order to conform to the current-period presentation.

3. Real Estate Activity During the Six Months Ended June 30, 2004

Acquisitions

On March 24, 2004, the Company acquired the remaining outside interest (approximately 75%) in its 140 Kendrick Street joint venture, consisting of three Class A office properties totaling 380,987 square feet located in Needham, Massachusetts. The Company acquired the remaining interest for $21.6 million of cash and the assumption of the mortgage debt on the properties. This interest was previously accounted for as an investment in an unconsolidated joint venture.

On April 1, 2004, the Company acquired 1330 Connecticut Avenue, a 259,000 square foot Class A office property in Washington, D.C., at a purchase price of $86.6 million. In addition, the Company paid $1.4 million of closing costs and will be obligated to fund $9.2 million for tenant and capital improvements during the first two years of ownership. The acquisition was financed with the assumption of mortgage indebtedness collateralized by the property totaling $52.4 million (which bears interest at a fixed rate of 7.58% per annum and matures in 2011) and proceeds from the Company’s March 2004 public offering of Common Stock.

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

On April 1, 2004, the Company sold Decoverly Two, Three, Six and Seven, located in Rockville, Maryland, for aggregate net cash proceeds of $41.2 million, resulting in a gain on sale of approximately $9.5 million (net of minority interest share of approximately $1.9 million). The properties consist of two Class A office properties totaling approximately 155,000 square feet and two land parcels, one of which is subject to a ground lease. In addition, on April 1, 2004, the Company sold The Arboretum, a Class A office property totaling approximately 96,000 square feet located in Reston, Virginia, for net cash proceeds of $21.1 million, resulting in a gain on sale of approximately $6.6 million (net of minority interest share of approximately $1.4 million). These properties have been categorized as discontinued operations in the accompanying Consolidated Statements of Operations.

On May 21, 2004, the Company sold 38 Cabot Boulevard, an industrial property totaling 161,000 net rentable square feet located in Langhorne, Pennsylvania for net cash proceeds of approximately $5.5 million, resulting in a gain on sale of approximately $3.5 million (net of minority interest share of approximately $0.7 million). This property has been categorized as discontinued operations in the accompanying Consolidated Statements of Operations.

On June 10, 2004, the Company sold a parcel of land at Burlington Mall Road located in Burlington, Massachusetts for net cash proceeds of approximately $1.9 million, resulting in a gain on sale of approximately $1.4 million (net of minority interest share of approximately $0.3 million). This property has not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations.

Other

On January 30, 2004, a third party terminated an agreement to enter into a ground lease with the Company, and in connection therewith the Company subsequently received consideration of approximately $7.5 million. Because the Company has no further obligations under this agreement, such amount is reflected within revenue as interest and other in the Consolidated Statements of Operations for the six months ended June 30, 2004.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at June 30, 2004:

Entity	Property	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50%
The Metropolitan Square Associates LLC	Metropolitan Square	51	% (1)
BP/CRF 265 Franklin Street Holdings LLC	265 Franklin Street	35%
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25	% (2)(3)
New Jersey & H Street LLC	801 New Jersey Avenue	50	% (3)

(1)	This joint venture is accounted for under the equity method due to participatory rights of the outside partner.
(2)	Economic ownership can increase based on the achievement of certain return thresholds.
(3)	The property is not in operation (i.e., under construction or lease of undeveloped land).

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

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	June 30, 2004	December 31, 2003
	(in thousands)
ASSETS

Real estate, net	$504,952	$567,924
Other assets	46,494	49,772

Total assets	$551,446	$617,696

LIABILITIES AND EQUITY

Mortgage notes and construction loans payable (1)	$348,583	$388,196
Other liabilities	8,539	14,749
Equity	194,324	214,751

Total liabilities and equity	$551,446	$617,696

Company’s share of equity	$81,126	$85,932
Basis differentials (2)	2,824	2,854

Carrying value of the Company’s investments in unconsolidated joint ventures	$83,950	$88,786

(1)	At June 30, 2004 and December 31, 2003, the Company had a guarantee obligation outstanding with a lender totaling approximately $1.4 million related to the re-tenanting of 265 Franklin Street. The amount guaranteed is subject to decrease (and elimination) upon the satisfaction of certain operating performance and financial measures.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company and its joint venture partner in BP/CRF 901 New York Avenue LLC have agreed to guarantee up to $7.5 million and $22.5 million, respectively, of the construction loan on behalf of BP/CRF 901 New York Avenue LLC. The amounts guaranteed are subject to decrease (and elimination) upon the satisfaction of certain operating performance and financial measures. In the event the guarantee of the Company’s partner is unenforceable, the Company has agreed to satisfy such partner’s guarantee obligations. The Company’s partner has agreed to reimburse the Company for any amounts the Company pays in satisfaction of its partner’s guarantee obligations.
(2)	This amount represents the aggregate difference between the Company’s historical cost basis reflected and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. Basis differentials occur primarily upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the joint ventures are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Total revenue	$15,892	$23,591	$34,349	$50,671
Expenses
Operating	4,796	7,414	10,213	14,851
Interest	4,977	8,309	10,909	16,582
Depreciation and amortization	3,618	4,729	7,281	9,898

Total expenses	13,391	20,452	28,403	41,331

Net income	$2,501	$3,139	$5,946	$9,340

Company’s share of net income	$879	$1,353	$2,256	$4,011

5. Mortgage Notes Payable

On January 23, 2004, the Company refinanced its $493.5 million construction loan facility collateralized by the Times Square Tower property in New York City. The loan bore interest at LIBOR + 1.95% per annum and was scheduled to mature in November 2004. This loan facility totaling $475.0 million is comprised of two tranches. The first tranche of the refinanced construction loan facility consists of a $300.0 million loan commitment which bears interest at LIBOR + 0.90% per annum and matures in January 2006. The first tranche includes a provision for a one-year extension at the option of the Company. The second tranche consists of a $175.0 million term loan which bears interest at LIBOR + 1.00% per annum and matures in January 2007. At June 30, 2004, the outstanding balance under the loan facility was $389.9 million. The loan facility involves a syndication of lenders. Accordingly, for those lenders that participated in both the original loan and the refinancing, the initial direct debt issuance costs, as well as the costs incurred with the refinancing are being amortized over the term of the loan, as the refinancing was not significant pursuant to the provisions of EITF 96-19. Furthermore, for those lenders that did not participate in the refinancing, the Company has reflected these amounts as an extinguishment, which did not have a significant impact on the Company’s consolidated financial statements.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 1, 2004, the Company repaid the mortgage loan collateralized by its One and Two Reston Overlook properties totaling approximately $65.8 million, together with a prepayment penalty totaling approximately $0.7 million. The mortgage loan bore interest at a fixed rate of 7.45% per annum and was scheduled to mature in August 2004.

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

In connection with the acquisition of 1330 Connecticut Avenue in Washington, D.C. on April 1, 2004, the Company assumed the mortgage loan collateralized by the property of approximately $52.4 million. Pursuant to the provisions of SFAS No. 141, the assumed mortgage debt bearing contractual interest at a fixed rate of 7.58% per annum and maturing in February 2011 was recorded at its fair value of approximately $61.0 million using an effective interest rate of 4.65% per annum.

6. Unsecured Line of Credit

The Company has a $605.0 million unsecured revolving credit facility (the “Unsecured Line of Credit”) with a three year term expiring on January 17, 2006 with a provision for a one year extension at the option of the Company, subject to certain conditions. Outstanding balances under the Unsecured Line of Credit bear interest at a per annum variable rate of Eurodollar + 0.70%. In addition, a facility fee equal to 20 basis points per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in the Operating Partnership’s unsecured debt ratings. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced Eurodollar rate. At June 30, 2004, there were no amounts outstanding under the Unsecured Line of Credit.

The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) a secured debt leverage ratio not to exceed 55%, (2) an unsecured loan-to-value ratio against our total borrowing base not to exceed 60%, unless our leverage ratio exceeds 60%, in which case it is not to exceed 55%, (3) a debt service coverage ratio of at least 1.40 for our borrowing base properties, (4) a fixed charge coverage ratio of at least 1.30 and a debt service coverage ratio of at least 1.50, (5) a leverage ratio not to exceed 60%, however for five consecutive quarters (not including the two quarters prior to expiration) the leverage ratio can go to 65%, (6) limitations on additional indebtedness and stockholder distributions, and (7) a minimum net worth requirement. As of June 30, 2004, the Company was in compliance with each of these financial and other covenant requirements.

7. Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has letter of credit and performance obligations of approximately $16.5 million related to lender and development requirements.

At June 30, 2004, the Company had a guarantee obligation outstanding with a lender totaling approximately $1.4 million related to the re-tenanting of an unconsolidated joint venture property. The amounts guaranteed are subject to decrease (and elimination) upon the satisfaction of certain operating performance and financial measures.

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

Insurance

The Company carries insurance coverage on its properties of types and in amounts that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act, or TRIA, was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) through December 31, 2004, which date was extended to December 31, 2005 by the United States Department of Treasury on June 18, 2004. TRIA expires on December 31, 2005, and the Company cannot currently anticipate whether it will be extended. The property insurance program provides a $640 million per occurrence limit, including coverage for “certified acts of terrorism” as defined by TRIA. Additionally, the program provides $615 million of coverage for acts of terrorism other than those “certified” under TRIA. The Company also carries nuclear, biological and chemical terrorism insurance coverage with a $640 million per occurrence limit for “certified acts of terrorism” as defined by TRIA, which is provided by IXP, Inc. as a direct insurer. Under TRIA, this nuclear, biological and chemical terrorism insurance coverage is backstopped by the Federal Government after the payment of the required deductible and 10% coinsurance.

The Company also carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to deductibles and self-insurance that the Company believes are commercially reasonable. Specifically, the Company carries earthquake insurance which covers its San Francisco portfolio with a $120 million per occurrence limit and a $120 million aggregate limit, $20 million of which is provided by IXP, Inc., as a direct insurer. The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. As a result of increased costs of coverage and decreased availability, the amount of third-party earthquake insurance that the Company may be able to purchase on commercially reasonable terms may be reduced. In addition, the Company may discontinue earthquake insurance on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.

In January 2002, the Company formed a wholly-owned taxable REIT subsidiary, IXP, Inc., or IXP, to act as a captive insurance company and be one of the elements of the Company’s overall insurance program. IXP acts

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as a direct insurer with respect to a portion of the Company’s earthquake insurance coverage for its Greater San Francisco properties and its nuclear, biological and chemical terrorism insurance coverage for “certified acts of terrorism” under TRIA. Insofar as the Company owns IXP, it is responsible for its liquidity and capital resources, and the accounts of IXP are part of the Company’s consolidated financial statements. If the Company experiences a loss and IXP is required to pay under its insurance policy, the Company would ultimately record the loss to the extent of IXP’s required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

The Company continues to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism in particular, but it cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. There are other types of losses, such as from wars, acts of nuclear, biological or chemical terrorism other than those “certified” under TRIA, or the presence of mold at the Company’s properties, for which the Company cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if the Company experiences a loss that is uninsured or that exceeds policy limits, the Company could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that the Company could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Company’s business and financial condition and results of operations.

8. Minority Interests

Minority interests in the Company relate to the interest in the Operating Partnership that is not owned by the Company and an interest in a property partnership that is not owned by the Company. As of June 30, 2004, the minority interest in the Operating Partnership consisted of 21,876,480 OP Units, 169,838 LTIP Units and 4,330,225 Series Two Preferred Units (or 5,682,714 OP Units on an as converted basis) held by parties other than the Company.

On May 4, 2004, 1,070,437 Series Two Preferred Units of the Company’s Operating Partnership were converted by the holders into 1,404,772 OP Units. The OP Units were subsequently presented by the holders for redemption and were redeemed by the Company in exchange for an equal number of shares of Common Stock. The Preferred Units that were converted had a book value of approximately $35.3 million on the date of conversion. The difference between the purchase price of the minority interest and the book value was approximately $30.6 million, which increased the recorded value of the Company’s net assets. In addition, the Company paid the accrued preferred distributions due to the holders of Preferred Units that were converted. As a result of these conversions, the Operating Partnership had 4,330,225 Series Two Preferred Units outstanding as of June 30, 2004.

On May 5, 2004, Boston Properties, Inc., as general partner of the Operating Partnership, declared a distribution on the OP Units in the amount of $0.65 per OP Unit payable on July 30, 2004 to OP Unitholders of record on June 30, 2004.

On May 17, 2004, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.85342 per unit.

9. Stockholders’ Equity

As of June 30, 2004, the Company had 108,160,487 shares of Common Stock outstanding.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

10. Losses from Early Extinguishments of Debt

During the six months ended June 30, 2004 and 2003, the Company recognized approximately $6.3 million and $1.5 million, respectively, related to early extinguishments of debt, consisting primarily of payments of prepayment fees and the write-off of unamortized deferred financing costs. These amounts have been reflected as “Losses from early extinguishments of debt” in the “Expenses” section of the Consolidated Statements of Operations.

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

During the six months ended June 30, 2003, the Company sold 875 Third Avenue, a Class A office property totaling approximately 712,000 net rentable square feet located in New York City, New York and the Candler Building, a Class A office property totaling approximately 541,000 net rentable square feet located in Baltimore, Maryland.

During the six months ended June 30, 2004, the Company sold the following properties:

(1)	430 Rozzi Place, an industrial property totaling 20,000 net rentable square feet located in South San Francisco, California;

(2)	Sugarland Business Park – Building Two, an office/technical property totaling approximately 59,000 net rentable square feet located in Herndon, Virginia;

(3)	Decoverly Two, Three, Six and Seven, consisting of Two Class A office properties totaling approximately 155,000 net rentable square feet and two land parcels, one of which is subject to a ground lease, located in Rockville, Maryland;

(4)	The Arboretum, a Class A office property totaling approximately 96,000 net rentable square feet located in Reston, Virginia; and

(5)	38 Cabot Boulevard, an industrial property totaling approximately 161,000 net rentable square feet located in Langhorne, Pennsylvania.

In addition, at June 30, 2004, the Company had designated as held for sale Sugarland Business Park – Building One, an office/technical property totaling approximately 52,000 net rentable square feet located in Herndon, Virginia. The Company has presented the properties discussed above as discontinued operations in its Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and 2003. In addition, the Company sold 2300 N Street, a Class A office property totaling approximately 289,000 net rentable square feet located in Washington, D.C. during the six months ended June 30, 2003, and Hilltop Office Center,

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comprised of nine office/technical properties totaling approximately 143,000 net rentable square feet located in South San Francisco, California during the six months ended June 30, 2004. Due to the Company’s continuing involvement in the management, for a fee, of these properties through an agreement with the buyers, these properties are not categorized as discontinued operations in the accompanying Consolidated Statements of Operations. As a result, the gain on sale related to Hilltop Office Center in South San Francisco, totaling approximately $6.7 million (net of minority interests share of approximately $8.8 million) and 2300 N Street in Washington, D.C., totaling approximately $53.0 million (net of minority interest share of approximately $11.3 million), have been reflected as “Gains on sales of real estate and other assets, net of minority interest” in the Consolidated Statements of Operations for the six months ended June 30, 2004 and 2003, respectively.

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gains on sales of real estate (net of minority interest) for the three months and six months ended June 30, 2004 and 2003 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Total revenue	$248	$2,275	$2,239	$8,947
Operating expenses	(49)	(699)	(427)	(2,997)
Interest expense	—	—	—	(296)
Depreciation and amortization	(116)	(419)	(582)	(933)
Minority interests allocation	(14)	(222)	(215)	(872)

Income from discontinued operations (net of minority interests)	$69	$935	$1,015	$3,849

Realized gains on sales of real estate	$23,590	$—	$28,175	$89,728
Minority interests allocation	(4,001)	—	(6,165)	(16,117)

Realized gains on sales of real estate (net of minority interests)	$19,589	$—	$22,010	$73,611

At June 30, 2004, the Company had designated as held for sale Sugarland Business Park – Building One, an office/technical property totaling approximately 52,000 net rentable square feet located in Herndon, Virginia. The anticipated sales price exceeds the carrying value at June 30, 2004.

The Company’s application of SFAS No. 144 results in the presentation of the net operating results of these qualifying properties sold during 2004 and 2003 as income from discontinued operations for all periods presented. In addition, SFAS No. 144 results in the gains on sale of these qualifying properties totaling approximately $22.0 million (net of minority interests share of approximately $4.7 million) and $73.6 million (net of minority interest share of approximately $16.1 million) to be reflected as “Gains on sales of real estate from discontinued operations, net of minority interest” in the accompanying Consolidated Statements of Operations for the six months ended June 30, 2004 and 2003, respectively. The application of SFAS No. 144 does not have an impact on net income available to common shareholders. SFAS No. 144 only impacts the presentation of these properties within the Consolidated Statements of Operations.

12. Earnings Per Share

Earnings per share (“EPS”) has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net income and the number of common shares used in the computation of basic EPS, which is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. During the period ended June 30, 2004, the

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company adopted EITF 03-6 “Participating Securities and the Two-Class Method under FASB 128” (“EITF 03-6”), which provides further guidance on the definition of participating securities. Pursuant to EITF 03-6, the Company’s Series Two Preferred Units are considered participating securities. Accordingly, for the reporting periods in which the Operating Partnership’s net income is in excess of common and preferred distributions, such income is allocated to the common and Series Two Preferred Units in proportion to their respective interests. During reporting periods in which the Operating Partnership’s net income is less than the distributions paid on the common units and Series Two Preferred Units, such deficiency is allocated entirely to the common units. Prior periods have been restated to conform to the provisions of EITF 03-6. For the three and six months ended June 30, 2004 and 2003, approximately $700,000 and $0, $900,000 and $7,100,000, respectively, were allocated to the Series Two Preferred Units in excess of distributions and included in the Company’s computation of earnings per share. Other potentially dilutive common units, and the related impact on earnings, are considered when calculating diluted earnings per common unit. Other potentially dilutive common shares, and the related impact on earnings, are considered when calculating diluted EPS.

	For the three months ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations and allocation of undistributed earnings of Series Two Preferred Units	$67,460	107,216	$0.63
Discontinued operations, net of minority interest	19,658	—	0.18
Allocation of undistributed earnings of Series Two Preferred Units	(735)	—	—

Net income available to common shareholders	86,383	107,216	0.81
Effect of Dilutive Securities:
Stock Based Compensation	—	1,800	(0.02)
Diluted Earnings:

Net income	$86,383	109,016	$0.79

	For the three months ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations and allocation of undistributed earnings of Series Two Preferred Units	$62,301	96,531	$0.65
Discontinued operations, net of minority interest	935	—	0.01
Allocation of undistributed earnings of Series Two Preferred Units	—	—	—

Net income available to common shareholders	63,236	96,531	0.66
Effect of Dilutive Securities:
Stock Based Compensation	—	1,682	(0.02)
Diluted Earnings:

Net income	$63,236	98,213	$0.64

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the six months ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations and allocation of undistributed earnings of Series Two Preferred Units	$130,036	104,053	$1.25
Discontinued operations, net of minority interest	23,025	—	0.22
Allocation of undistributed earnings of Series Two Preferred Units	(878)	—	(0.01)

Net income available to common shareholders	152,183	104,053	1.46
Effect of Dilutive Securities:
Stock Based Compensation	—	2,202	(0.03)
Diluted Earnings:

Net income	$152,183	106,255	$1.43

	For the six months ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations and allocation of undistributed earnings of Series Two Preferred Units	$170,965	96,134	$1.78
Discontinued operations, net of minority interest	77,460	—	0.80
Allocation of undistributed earnings of Series Two Preferred Units	(7,071)	—	(0.07)

Net income available to common shareholders	241,354	96,134	2.51
Effect of Dilutive Securities:
Stock Based Compensation	—	1,320	(0.03)
Diluted Earnings:

Net income	$241,354	97,454	$2.48

13. Stock Option and Incentive Plan

During the six months ended June 30, 2004, the Company issued 31,695 shares of restricted stock valued at approximately $1.6 million and 166,430 LTIP Units valued at approximately $8.4 million. An LTIP Unit is generally the economic equivalent of a share of restricted stock in the Company. The aggregate value of the LTIP Units is not included in “Unearned compensation” in the Consolidated Balance Sheets as it is reflected in “Minority interests.” Employees vest in restricted stock and LTIP Units over a five-year term. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted and the price of the Company’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is generally recognized as an expense ratably over the corresponding employee service period. Stock-based compensation expense associated with restricted stock and LTIP Units was approximately $0.9 million and $0.7 million during the three months ended June 30, 2004 and 2003, respectively and $2.2 million and $1.1 million during the six months ended June 30, 2004 and 2003, respectively.

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income available to common shareholders, the most directly comparable GAAP financial measure, plus minority interest in Operating Partnership, losses from early extinguishments of debt, net derivative losses, depreciation and amortization, interest expense and general and administrative expense, less gains on sales of real estate from discontinued operations (net of minority interest), income from discontinued operations (net of minority interest), gains on sales of real estate and other assets (net of minority interest), income from unconsolidated joint ventures, minority interest in property partnerships, interest and other income and development and management services income. The Company uses NOI internally as a performance measure and believes NOI provides useful information to investors regarding its financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, the Company believes NOI is a useful measure for evaluating the operating performance of real estate assets.

The Company’s management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, the Company believes NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs that define NOI differently. The Company believes that in order to facilitate a clear understanding of its operating results, NOI should be examined in conjunction with net income as presented in the Company’s consolidated financial statements. NOI should not be considered as an alternative to net income as an indication of the Company’s performance or to cash flows as a measure of liquidity or ability to make distributions.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information by geographic area and property type:

Three months ended June 30, 2004 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$72,328	$59,349	$115,161	$48,645	$17,690	$313,173
Office/Technical	2,117	3,518	—	—	—	5,635
Industrial	2	—	—	102	—	104
Hotels	19,166	—	—	—	—	19,166

Total	93,613	62,867	115,161	48,747	17,690	338,078

% of Total	27.69%	18.60%	34.06%	14.42%	5.23%	100.00%

Operating Expenses:
Class A	24,722	16,575	33,592	18,274	7,309	100,472
Office/Technical	550	727	—	—	—	1,277
Industrial	105	—	—	10	—	115
Hotels	13,376	—	—	—	—	13,376

Total	38,753	17,302	33,592	18,284	7,309	115,240

% of Total	33.63%	15.01%	29.15%	15.87%	6.34%	100.00%

Net Operating Income	$54,860	$45,565	$81,569	$30,463	$10,381	$222,838

% of Total	24.63%	20.45%	36.60%	13.67%	4.65%	100.00%

Three months ended June 30, 2003 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$69,513	$44,837	$107,817	$51,770	$17,692	$291,629
Office/Technical	2,176	3,186	—	418	—	5,780
Industrial	277	—	—	104	—	381
Hotels	17,213	—	—	—	—	17,213

Total	89,179	48,023	107,817	52,292	17,692	315,003

% of Total	28.31%	15.25%	34.23%	16.60%	5.62%	100.00%

Operating Expenses:
Class A	24,014	11,980	31,785	19,541	6,422	93,742
Office/Technical	539	530	—	75	—	1,144
Industrial	94	—	—	10	—	104
Hotels	12,258	—	—	—	—	12,258

Total	36,905	12,510	31,785	19,626	6,422	107,248

% of Total	34.41%	11.66%	29.64%	18.30%	5.99%	100.00%

Net Operating Income	$52,274	$35,513	$76,032	$32,666	$11,270	$207,755

% of Total	25.16%	17.09%	36.61%	15.72%	5.42%	100.00%

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six months ended June 30, 2004 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$141,211	$116,115	$225,858	$97,653	$36,148	$616,985
Office/Technical	4,339	6,813	—	134	—	11,286
Industrial	—	—	—	204	—	204
Hotels	32,344	—	—	—	—	32,344

Total	177,894	122,928	225,858	97,991	36,148	660,819

% of Total	26.92%	18.60%	34.18%	14.83%	5.47%	100.00%

Operating Expenses:
Class A	48,441	32,553	68,225	$36,188	14,512	199,918
Office/Technical	1,105	1,542	—	36	—	2,683
Industrial	210	—	—	20	—	230
Hotels	25,054	—	—	—	—	25,054

Total	74,810	34,095	68,225	36,244	14,512	227,886

% of Total	32.83%	14.96%	29.94%	15.90%	6.37%	100.00%

Net Operating Income	$103,084	$88,833	$157,633	$61,747	$21,636	$432,933

% of Total	23.81%	20.52%	36.41%	14.26%	5.00%	100.00%

Six months ended June 30, 2003 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$140,090	$90,769	$213,367	$104,773	$35,283	$584,282
Office/Technical	4,433	6,588	—	859	—	11,880
Industrial	499	—	—	202	—	701
Hotels	30,459	—	—	—	—	30,459

Total	175,481	97,357	213,367	105,834	35,283	627,322

% of Total	27.97%	15.52%	34.01%	16.87%	5.62%	100.00%

Operating Expenses:
Class A	50,200	25,441	62,654	38,786	13,222	190,303
Office/Technical	1,082	1,504	—	204	—	2,790
Industrial	218	—	—	20	—	238
Hotels	23,430	—	—	—	—	23,430

Total	74,930	26,945	62,654	39,010	13,222	216,761

% of Total	34.57%	12.43%	28.90%	18.00%	6.10%	100.00%

Net Operating Income	$100,550	$70,412	$150,713	$66,824	$22,061	$410,561

% of Total	24.49%	17.15%	36.71%	16.28%	5.37%	100.00%

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of NOI to net income available to common shareholders:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net operating income	$222,838	$207,755	$432,933	$410,561

Add:
Development and management services income	5,965	5,429	9,291	10,019
Interest and other income	1,090	663	8,618	1,078
Minority interests in property partnerships	1,238	268	1,566	696
Income from unconsolidated joint ventures	879	1,353	2,256	4,011
Gains on sales of real estate and other assets, net of minority interest	1,377	3,546	8,108	56,513
Income from discontinued operations, net of minority interest	69	935	1,015	3,849
Gains on sales of real estate from discontinued operations, net of minority interest	19,589	—	22,010	73,611

Less:
General and administrative	(12,493)	(11,028)	(25,093)	(22,427)
Interest expense	(74,789)	(75,447)	(149,094)	(149,092)
Depreciation and amortization	(60,737)	(50,323)	(117,064)	(99,760)
Net derivative losses	—	(991)	—	(1,923)
Losses from early extinguishments of debt	—	—	(6,258)	(1,474)
Minority interest in Operating Partnership	(17,908)	(18,924)	(35,227)	(37,237)

Net income available to common shareholders	$87,118	$63,236	$153,061	$248,425

15. Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force reached a final consensus regarding Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” The issue addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance on applying the two-class method of calculating earnings per share once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus was effective for the period ended June 30, 2004 and was applied by restating previously reported earnings per share. The Company has adopted the provisions of EITF 03-6, and has determined that the Series Two Preferred Units of the Company’s Operating Partnership constitute a participating security. The adoption of EITF 03-6 has resulted in a reduction of the Company’s earnings per share for those periods in which the Operating Partnership had undistributed earnings. Undistributed earnings were allocated to the Series Two Preferred Units based on their contractual rights to share in those earnings as if all the earnings for the period had been distributed.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Subsequent Events

In July 2004, the Company commenced construction of Seven Cambridge Center, a fully-leased, build-to-suit project with approximately 231,000 square feet of office, research laboratory and retail space plus parking for approximately 800 cars, located in Cambridge, Massachusetts. The Company has signed a lease for 100% of the space with the Massachusetts Institute of Technology for occupancy by its affiliate, the Eli and Edythe L. Broad Institute.

On July 30, 2004, the Company entered into a lease with the Lockheed Martin Corporation (LMC) totaling approximately 182,000 square feet for the development of a building in Reston, Virginia. This building will become part of an existing complex where LMC already leases from the Company over 500,000 square feet in two buildings.

On August 1, 2004, the Company completed the sale of Sugarland Business Park- Building One, an office/technical property totaling approximately 52,000 square feet located in Herndon, Virginia for approximately $7.8 million.

On August 2, 2004, the Company entered into a joint venture with unaffiliated third parties to pursue the development of a Class A office building totaling approximately 305,000 square feet that will be part of a mixed-use development of office, retail and residential called Wisconsin Place located in Chevy Chase, Maryland. The new development will sit on top of a shared 4-story parking garage with over 1,700 parking spaces. The Company will own a 66.67% interest in the office building.

On August 3, 2004, the Company entered into a lease with Ann Taylor Stores Corporation totaling approximately 300,000 square feet at Times Square Tower in New York City.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	General risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases on favorable terms, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

•	Financing may not be available on favorable terms or at all, and our cash flow from operations and access to attractive capital may be insufficient to fund acquisitions and developments;

•	We may be unsuccessful in managing changes in our portfolio composition or integrating acquisitions successfully;

•	Risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

•	Risks associated with downturns in the national and local economies (including increased unemployment in our core markets), increases in interest rates, and volatility in the securities markets;

•	Risks associated with an increase in the frequency and scope of changes in state and local tax laws and increases in the number of state and local tax audits;

•	Costs of compliance with the Americans with Disabilities Act and other similar laws;

•	Potential liability for uninsured losses and environmental contamination;

•	Risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended;

•	Possible adverse changes in tax and environmental laws, as well as the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results;

•	Risks associated with our dependence on key personnel whose continued service is not guaranteed; and

•	The other risk factors identified in our most recent filed annual report on Form 10-K.

The risks set forth above are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can it assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our annual reports on Form 10-K and our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise. We expressly disclaim any responsibility to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.

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

Our industry’s performance is generally predicated on a sustained pattern of job growth. Since the beginning of 2004, the US economy has experienced continued economic growth. In the second quarter of 2004, leasing activity and lease economics improved in New York City, Northern Virginia and Washington, D.C.; however, office leasing conditions in the Boston central business district, Boston suburbs and Montgomery County, Maryland have yet to demonstrate much change. In addition, during the second quarter, the Boston area hotels began to show improvement in terms of both occupancy and daily rates. It is too early for these improvements to have a significant impact our top-line revenue, Same Property results or property revenue statistics, and the improvement does not include all our markets. Nevertheless, we believe our operating environment is improving.

Our corporate strategy of owning high-quality office buildings concentrated in strong, supply-constrained markets and emphasizing long-term leases to creditworthy tenants has continued to lessen the overall impact of the weak fundamentals in the operating environment by limiting our lease expiration exposure both from natural lease expirations and from terminations due to tenant defaults. As a result, despite challenging market conditions, our overall occupancy has been relatively stable over the past several quarters and we expect this trend to continue throughout the remainder of 2004.

In the face of these challenging market conditions, we have followed a disciplined approach to managing our operations by focusing primarily on enhancing the value of our company through strategic sales and successful leasing efforts of our existing portfolio and by solidifying our capital structure through the refinancing of a significant portion of our variable rate debt with long-term, fixed-rate debt and the issuance of common equity. Our variable rate debt now consists almost entirely of our construction loans on Times Square Tower and New Dominion Two. Accordingly, our exposure to potentially greater costs associated with rising interest rates has been reduced. We are also marketing select assets and we completed four sales in the second quarter of 2004. We are constantly reviewing our portfolio to identify potential asset acquisitions, opportunities for development and asset dispositions. As a result of our recently completed public equity offering and completed and expected sales of assets, we believe we are well-positioned and have the capacity with which to finance new acquisitions and developments.

The highlights of the three months ended June 30, 2004 included the following:

•	We increased our quarterly dividend payable to holders of our common stock from $0.63 per share to $0.65 per share. This represents a 3.2% increase.

•	We sold the following four non-core buildings aggregating approximately 411,000 square feet and three land parcels (one of which is subject to a ground lease):

Date	Property	Gross Sales Price
4/1/04	Decoverly Two, Three, Six, and Seven located in Rockville, Maryland (two Class A office properties and two land parcels)	$42.0 million
4/1/04	The Arboretum located in Reston, Virginia (one Class A office property)	$21.5 million
5/21/04	38 Cabot Boulevard located in Langhorne, Pennsylvania (one industrial building)	$5.8 million
6/10/04	Burlington Mall Road located in Burlington, Massachusetts (one land parcel)	$1.9 million

•	On April 1, 2004, we acquired 1330 Connecticut Avenue, a 259,000 square foot Class-A office property in Washington, D.C., at a purchase price of $86.6 million. In addition, we paid $1.4 million of closing costs and will be obligated to fund $9.2 million for tenant and capital improvements during the first two years of ownership. The acquisition was financed with the assumption of mortgage indebtedness secured by the property totaling $52.4 million (which bears interest at a fixed rate of 7.58% per annum and matures in 2011) and proceeds from our March 2004 public offering of common stock. The property is 99% leased.

•	On April 26, 2004, we amended our lease with Genentech at our 611 Gateway Boulevard property in South San Francisco, California to expand into an additional 111,273 square feet with an expected commencement in December 2004. With the expansion, Genentech will occupy the entire building consisting of 256,302 square feet.

•	On May 4, 2004, 1,070,437 Series Two preferred units of partnership interest in Boston Properties Limited Partnership were converted by the holders into 1,404,772 OP Units, which OP Units were subsequently redeemed by us in exchange for an equal number of shares of our common stock.

•	On May 27, 2004, we executed a contract for the sale of 560 Forbes Boulevard, an industrial property totaling approximately 40,000 square feet located in South San Francisco, California, for $4.0 million. We have a 35.7% interest in this property. The sale is subject to the satisfaction of customary closing conditions and, although there can be no assurances that the sale will be consummated on the terms currently contemplated or at all, we expect the transaction will close by the end of November 2004.

•	On June 25, 2004, we signed a new lease with the law firm Heller, Ehrman, White & McAuliffe totaling 133,733 square feet at Times Square Tower.

Transactions completed subsequent to June 30, 2004:

•	In July 2004, we began construction of Seven Cambridge Center, a fully leased build-to-suit project with approximately 231,000 square feet of office, research laboratory and retail space plus parking for approximately 800 cars located in Cambridge, Massachusetts. The anticipated investment for this project totals $146 million. We have signed a lease for 100% of the space with the Massachusetts Institute of Technology for occupancy by its affiliate, the Eli and Edythe L. Broad Institute. We expect that the building will be complete and available for occupancy during the first quarter of 2006.

•	On July 30,2004, we entered into an approximately 182,000 square foot lease with the Lockheed Martin Corporation (LMC) for the development of a building in Reston, Virginia. This building will become part of an existing complex where LMC already leases over 500,000 square feet from Boston Properties in two buildings. Construction of the project is scheduled start in the 4th Quarter of 2004 and delivery is anticipated in the 2nd Quarter of 2006.

•	On August 1, 2004, we completed our sale of Sugarland Business Park- Building One, an office/technical property totaling approximately 52,000 square feet located in Herndon, Virginia for approximately $7.8 million.

•	On August 2, 2004, we entered into a joint venture with unaffiliated third parties to pursue the development of a Class A office building totaling approximately 305,000 square feet that will be part of a mixed-use development of office, retail and residential called Wisconsin Place located in Chevy Chase, Maryland. The new development will sit on top of a shared 4-story parking garage with over 1,700 parking spaces. We will own a 66.67% interest in the office building.

•	On August 3, 2004, we entered into a lease with Ann Taylor Stores Corporation totaling approximately 300,000 square feet at Times Square Tower in New York City. Times Square Tower, a portion of which was first placed into service in April 2004, is now approximately 74% leased.

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

Revenue Recognition

Base rental revenue is reported on a straight-line basis over the terms of our respective leases. In accordance with SFAS No. 141, we recognize rental revenue of acquired in-place “above and below” market leases at their fair value over the terms of the respective leases. Accrued rental income represents rental income recognized in excess of rent payments actually received pursuant to the terms of the individual lease agreements. We maintain an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or geographic specific credit considerations. If our estimates of collectibility differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases was approximately 7.2 years as of June 30, 2004. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and continual monitoring of our portfolio to identify potential problem tenants.

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

We record our development fees earned on real estate projects on a straight-line basis over the development period, which approximates the percentage of completion method described in AICPA Statement of Position (SOP) 81-1 and provides a more accurate measurement over the period of fees earned. Management fees that are contingent upon the collection of rents are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight line basis.

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

Results of Operations

At June 30, 2004, we owned or had interests in a portfolio of 126 properties (the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data are comparable. Therefore, the comparison of operating results for the six and three months ended June 30, 2004 and 2003 show separately changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the Total Property Portfolio.

In our analysis of operating results, particularly to make comparisons of net operating income between periods meaningful, it is important to provide information for properties that were in-service and owned by us throughout each period presented. We refer to properties acquired or placed in-service prior to the beginning of the earliest period presented and owned by us through the end of the latest period presented as our “Same Property Portfolio.” The “Same Property Portfolio” therefore excludes properties placed in-service or acquired after the beginning of the earliest period presented or disposed of prior to the end of the latest period presented. Accordingly, it takes at least one year and one quarter after a property is acquired or treated as “in-service” for that property to be included in Same Property Portfolio.

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

Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003.

The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 112 properties totaling approximately 29 million square feet of office space and three hotel properties acquired or placed in-service on or prior to January 1, 2003 and owned through June 30, 2004. The Total Property Portfolio includes amounts from properties either placed in-service or acquired after January 1, 2003 or disposed of on or prior to June 30, 2004.

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Total Portfolio
(dollars in thousands)	2004	2003	Increase/ (Decrease)	% Change	2004	2003	2004	2003	2004	2003	2004	2003	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$579,212	$583,135	$(3,923)	-0.67%	$134	$3,753	$35,876	$2,987	$11,836	$3,808	$627,058	$593,683	$33,375	5.62%
Termination Income	1,417	3,180	(1,763)	-55.42%	—	—	—	—	—	—	1,417	3,180	(1,763)	-55.42%

Total Rental Revenue	580,629	586,315	(5,686)	-0.97%	134	3,753	35,876	2,987	11,836	3,808	628,475	596,863	31,613	5.30%

Operating Expenses	193,028	190,715	2,313	1.21%	35	1,082	7,867	640	1,902	895	202,832	193,332	9,500	4.91%

Net Operating Income, excluding hotels	387,601	395,600	(7,999)	-2.02%	99	2,671	28,009	2,347	9,934	2,913	425,643	403,531	22,112	5.48%

Hotel Net Operating Income	7,290	7,030	260	3.70%	—	—	—	—	—	—	7,290	7,030	260	3.69%

Consolidated Net Operating Income	394,891	402,630	(7,739)	-1.92%	99	2,671	28,009	2,347	9,934	2,913	432,933	410,561	22,372	5.45%

Other Revenue:
Development and Management Services											9,291	10,019	(728)	-7.27%
Interest and Other											8,618	1,078	7,540	699.44%

Total Other Revenue	—	—	—	—	—	—	—	—	—	—	17,909	11,097	6,812	61.39%
Other Expenses:
General and administrative											25,093	22,427	2,666	11.89%
Interest											149,094	149,092	2	0.00%
Depreciation and amortization	105,302	98,260	7,042	7.17%	22	414	8,830	713	2,910	373	117,064	99,760	17,304	17.35%
Net derivative losses											—	1,923	(1,923)	-100.00%
Loss from early extinguishment of debt											6,258	1,474	4,784	324.56%

Total Other Expenses	105,302	98,260	7,042	7.17%	22	414	8,830	713	2,910	373	297,509	274,676	22,833	8.31%
Income before minority interests	$289,589	$304,370	$(14,781)	-4.86%	$77	$2,257	$19,179	$1,634	$7,024	$2,540	$153,333	$146,982	$6,351	4.32%
Income from unconsolidated joint ventures	$1,953	$1,112	$841	75.63%	—	—	$303	$2,899	—	—	2,256	4,011	(1,755)	-43.75%

Income from discontinued operations, net of minority interest	$1,015	$1,951	$(936)	-47.98%	—	1,898					1,015	3,849	(2,834)	-73.63%
Minority interests in property partnerships											1,566	696	870	125.00%
Minority interest in Operating Partnership											(35,227)	(37,237)	2,010	-5.40%
Gains on sales of real estate, net of minority interest											8,108	56,513	(48,405)	-85.65%
Gains on sales of real estate from discontinued operations, net of minority interest											22,010	73,611	(51,601)	-70.10%

Net Income available to common shareholders											$153,061	$248,425	$(95,364)	-38.39%

BOSTON PROPERTIES, INC.

Rental Revenue

The increase in rental revenue of $33.4 million in the Total Portfolio primarily relates to the purchase of the remaining interests in One and Two Discovery Square as of April 1, 2003, the remaining interests in One and Two Freedom Square as of August 5, 2003, 1333 New Hampshire Avenue on October 8, 2003 and the remaining interest in 140 Kendrick Street as of March 24, 2004, as well as the acquisition of 1330 Connecticut Avenue on April 1, 2004. These additions to the portfolio increased revenue by approximately $32.9 million, as detailed below:

		Revenue for the six months ended June 30,
Property	Date Acquired	2004	2003	Change
		(in thousands)
One and Two Discovery Square	April 1, 2003	$6,601	$2,987	$3,614
One and Two Freedom Square	August 5, 2003	15,068	—	15,068
1333 New Hampshire Avenue	October 8, 2003	7,710	—	7,710
140 Kendrick Street	March 24, 2004	2,914	—	2,914
1330 Connecticut Avenue	April 1, 2004	3,583	—	3,583

Total Additions		$35,876	$2,987	$32,889

In addition, the placing into service of (1) Shaws Supermarket in the second quarter of 2003 and (2) a portion of Times Square Tower as of April 1, 2004, increased revenue by approximately $8.0 million for the six months ended. The aggregate increase was offset by a decrease of approximately $3.6 million due to the sale of 2300 N Street during 2003 and Hilltop Office Center during 2004, both of which have not been classified as discontinued operations due to our continued involvement in the management of the property. The decrease in the remaining Same Property Portfolio reflects declining base rents of approximately $1.1 million and a decrease in straight-line rents of $2.8 million. We anticipate roll-downs in rent on our expiring leases over the foreseeable future. The impact of these roll-downs and the vacancy we assume on any lease roll-over will decrease our Same Property revenue.

Termination Income

Termination income for the six months ended June 30, 2004 was related to nine tenants across the portfolio that terminated their leases and made termination payments totaling approximately $1.4 million. This compared to termination income earned for the six months ended June 30, 2003 related to nine tenants totaling $3.2 million. We expect to recognize termination income in the third quarter of 2004 resulting from a transaction in New York City in which a tenant will pay approximately $1.0 million to cancel a lease.

Development and Management Services

Our third-party fee income decreased approximately $1.0 million for the first six months of 2004 compared to 2003, and we expect this to decrease further during 2005 with the completion of projects such as 901 New York Avenue, National Institute of Health and 90 Church Street which collectively contributed $4.3 million and $4.7 million to development and management services for the six months ended June 30, 2004 and 2003. We continue to pursue new fee-for-service projects and may be able to increase this fee business as we move into the later part of 2004 and 2005.

Interest and Other Income

Interest and other income increased by $7.5 million in the Total Portfolio for the six months ended June 30, 2004. In the first quarter of 2004 we recognized a net amount of approximately $7.0 million in connection with the termination by a third-party of an agreement to enter into a ground lease with us. At the end of the second

BOSTON PROPERTIES, INC.

quarter we had a cash balance of approximately $228 million. To the extent we don’t acquire any properties or fund new developments, we anticipate interest will increase through the end of the year.

Operating Expenses

Property operating expenses in the Total Portfolio (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) increased by $9.5 million. Approximately $7.2 million of the increase is due to the additions of One and Two Discovery Square, One and Two Freedom Square, 1333 New Hampshire Avenue, 140 Kendrick Street and 1330 Connecticut Avenue. This increase was offset by a decrease of an aggregate of $1.0 million related to the sales of 2300 N Street in 2003 and Hilltop Office Center in 2004, both of which have not been classified as discontinued operations due to our continued involvement in the management of the property. In addition, the placing into service of (1) Shaws Supermarket in 2003 and (2) a portion of Times Square Tower as of April 1, 2004, increased operating expenses approximately $1.0 million for the six months ended June 30, 2004. The remaining increases are due to the overall increase in Same Property Portfolio operating expenses of $2.3 million, the majority of which is due to an increase in real estate tax assessment for our properties in New York City.

Hotel Net Operating Income

Net operating income for the hotel properties increased by approximately $0.3 million or approximately 3.69% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The hotel properties have shown a strong second quarter, revenue per available room (REVPAR,) met our expectations for the first time in two years. The following reflects our occupancy and rate information for the three hotel properties for the six months ended June 30, 2004 and 2003:

	2004	2003	Increase (Decrease)
Occupancy	79.1%	74.0%	6.9%
Average daily rate	$162.50	$161.12	0.9%
Revenue per available room, REVPAR	$129.03	$119.46	8.0%

Other Expenses

General and Administrative

General and administrative expenses in the Total Portfolio increased during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 by $2.7 million or 11.89%. An aggregate of $1.0 million of the increase is attributable to changes in the form of long-term equity-based compensation, as further described below. The remaining increase is due to compensation expense increases during 2004.

In 2003, we transitioned to using solely restricted stock and/or long-term incentive units of limited partnership of partnership interest in Boston Properties Limited Partnership, or LTIP Units, as opposed to granting stock options and restricted stock, under the 1997 Stock Option and Incentive Plan as our primary vehicle for employee equity compensation. An LTIP unit is generally the economic equivalent of a share of our restricted stock. Employees vest in restricted stock and LTIP Units over a five-year term (0%, 0%, 25%, 35%, 40%). Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted and the price of our common stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “Stock-based compensation.” Stock-based compensation expense associated with restricted stock was approximately $2.2 million during the six months ended June 30, 2004. Stock-based

BOSTON PROPERTIES, INC.

compensation expense associated with $6.1 million of restricted stock that was granted in January 2003 will generally be expensed ratably as such restricted stock vests over a five-year vesting period. Stock-based compensation associated with approximately $9.7 million of restricted stock and LTIP Units that were granted in January 2004 will also be incurred ratably as such restricted stock and LTIP Units vest. To the extent we continue our policy of granting restricted equity awards in lieu of stock options at levels comparable to the grants made in 2003 and 2004, we will continue to experience higher costs associated with equity-based compensation until 2008 at which time the annual incremental increase in stock-based compensation expense will be substantially realized.

Interest Expense

Interest expense for the Total Portfolio remained the same. Our floating rate debt now consists almost entirely of our construction loans on Times Square Tower and New Dominion Two. Despite increases in short-term market interest rates from June 30, 2003 to 2004, our weighted average rate on variable rate debt has decreased primarily as a result of refinancing of Times Square Tower debt in January 2004. We are exploring alternatives to permanently finance our New Dominion Two building which was placed into service in July 2004. Our total debt outstanding at June 30, 2004 was approximately $5.0 billion compared to $4.8 billion at June 30, 2003. The following summarizes our debt outstanding as of June 30, 2004 compared with 2003.

	June 30,
	2004	2003
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$4,549,978	$4,511,012
Variable rate	444,725	308,270

Total	$4,994,703	$4,819,282

Percent of total debt:
Fixed rate	91.10%	93.60%
Variable rate	8.90%	6.40%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.68%	6.74%
Variable rate	2.28%	2.95%

Total	6.28%	6.50%

Depreciation and Amortization

Depreciation and amortization expense for the Total Portfolio increased as a result of the addition of One and Two Discovery Square, One and Two Freedom Square, 1333 New Hampshire Avenue, 140 Kendrick Street and 1330 Connecticut, which collectively represented an aggregate of $8.1 million of the increase. Increases in Same Property Portfolio represented $7.0 million.

Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the six months ended June 30, 2004 and 2003 were $2.9 million and $2.5 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the six months ended June 30, 2004 and 2003 was $8.4 million and $9.1 million,

BOSTON PROPERTIES, INC.

respectively. These costs are not included in the interest expense referenced above. During the three months ended June 30, 2004 we placed a portion of Times Square Tower into service. As we continue to place this building into service, the capitalized costs will decrease and depreciation and amortization expense will increase.

Net Derivative Losses

Net derivative losses for the Total Portfolio represent the adjustments to fair value and cash settlements of our derivative contract that are not effective for accounting purposes. The fair value of our derivative contract, which was $4.8 million at June 30, 2004, is included on our balance sheets. As a result of our contract modification in August 2003, we will have no further earnings volatility on the remaining derivative contract. See Part I-Item 3- Quantitative and Qualitative Disclosures about Market Risk.

Joint Ventures

The decrease in income from unconsolidated joint ventures in the Total Portfolio is related to purchasing the remaining interests in 140 Kendrick Street, One and Two Discovery Square and One and Two Freedom Square. 140 Kendrick Street is included in the Total Portfolio Revenue as of March 24, 2004. One and Two Discovery Square are included in the Total Portfolio Revenue as of April 1, 2003. One and Two Freedom Square are included in the Total Portfolio Revenue as of August 5, 2003. The reclassification of these properties caused the overall income from unconsolidated joint ventures to decrease $2.6 million offset by an increase in the remaining joint ventures included in Same Property of $1.0 million.

Other

The decrease in income from discontinued operations in the Total Portfolio for the six months ended June 30, 2004 was a result of properties being sold during the first quarter of 2003 and 2004. We did not recognize a full quarter of revenue and expenses with respect to these properties. Included in the six months ended June 30, 2004 is six months of Sugarland Business Park, Building One, one quarter of The Arboretum, Decoverly Two, Three and Seven and 38 Cabot Boulevard, as well as a partial quarter of 430 Rozzi Place and Sugarland Business Park, Building Two. Included in the six months ended June 30, 2003 is The Arboretum, Decoverly Two, Three, and Seven and 38 Cabot Boulevard, 430 Rozzi Place and Sugarland Business Park, Building One and Two as well as a partial quarter of 875 Third Avenue and The Candler Building.

Gains on the sales of real estate for the six months ended June 30, 2004 in the Total Portfolio relate to the sale of Hilltop Office Center and a land parcel in Burlington, MA. Gains for the six months ended June 30, 2003 relate to the sale of 2300 N Street. These properties are not included in discontinued operations due to our continuing involvement in the management, for a fee, of these properties after the sales.

Gains on sales of real estate from discontinued operations for the year ended June 30, 2004 in the Total Portfolio primarily related to the gain recognized on 430 Rozzi Place and Sugarland Business Park, Building Two, The Arboretum, Decoverly Two, Three and Seven and 38 Cabot Boulevard. Gains on sales of real estate from discontinued operations for the year ended June 30, 2003 primarily related to the gains recognized on the sale of 875 Third Avenue and The Candler Building.

Comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003.

The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 115 properties totaling approximately 29.7 million square feet of office space and three hotel properties acquired or placed in-service on or prior to April 1, 2003 and owned through June 30, 2004. The Total Property Portfolio includes amounts from properties either placed in-service or acquired after April 1, 2003 or disposed of on or prior to June 30, 2004.

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In— Service		Total Portfolio
(dollars in thousands)	2004	2003	Increase/ (Decrease)	% Change	2004	2003	2004	2003	2004	2003	2004	2003	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$293,695	$294,648	$(953)	-0.32%	—	$412	$17,550	—	$7,667	$1,311	$318,912	$296,371	$22,541	7.61%
Termination Income	—	1,419	(1,419)	-100.00%	—	—	—	—	—	—	—	1,419	(1,419)	-100.00%

Total Rental Revenue	293,695	296,067	(2,372)	-0.80%	—	412	17,550	—	7,667	1,311	318,912	297,790	21,122	7.09%

Operating Expenses	97,324	94,878	2,446	2.58%	—	93	3,869	—	671	19	101,864	94,990	6,874	7.24%

Net Operating Income, excluding hotels	196,371	201,189	(4,818)	-2.39%	—	319	13,681	—	6,996	1,292	217,048	202,800	14,248	7.03%

Hotel Net Operating Income	5,790	4,955	835	16.85%	—	—	—	—	—	—	5,790	4,955	835	16.85%
Consolidated Net Operating Income	202,161	206,144	(3,983)	-1.93%	—	319	13,681	—	6,996	1,292	222,838	207,755	15,083	7.26%

Other Revenue:
Development and Management Services											5,965	5,429	536	9.87%
Interest and Other											1,090	663	427	64.40%

Total Other Revenue	—	—	—	—	—	—	—	—	—	—	7,055	6,092	963	15.81%
Other Expenses:
General and administrative											12,493	11,028	1,465	13.28%
Interest											74,789	75,447	(658)	-0.87%
Depreciation and amortization	55,154	50,155	4,999	9.97%	—	84	4,174	—	1,409	84	60,737	50,323	10,414	20.69%
Net derivative losses											—	991	(991)	-100.00%
Loss from early extinguishment of debt											—	—	—	0.00%

Total Other Expenses	55,154	50,155	4,999	9.97%	—	84	4,174	—	1,409	84	148,019	137,789	10,230	7.42%
Income before minority interests	$147,007	$155,989	$(8,982)	-5.76%	—	$235	$9,507	—	$5,587	$1,208	$81,874	$76,058	$5,816	7.65%
Income from unconsolidated joint ventures	$879	$204	$675	330.88%	—	—	—	$1,149	—	—	879	1,353	(474)	-35.03%

Income from discontinued operations, net of minority interest	$69	$915	$(846)	92.46%	—	20	—	—	—	—	69	935	(866)	-92.62%
Minority interests in property partnerships											1,238	268	970	361.94%
Minority interest in Operating Partnership											(17,908)	(18,924)	1,016	-5.37%
Gains on sales of real estate, net of minority interest											1,377	3,546	(2,169)	-61.17%
Gains on sales of real estate from discontinued operations, net of minority interest											19,589	—	19,589	100.00%

Net Income available to common shareholders											$87,118	$63,236	$(23,882)	37.77%

BOSTON PROPERTIES, INC.

Rental Revenue

The increase in rental revenue of $22.5 million in the Total Portfolio primarily relates to the purchase of the remaining interests in One and Two Freedom Square as of August 5, 2003 and 140 Kendrick Street on March 24, 2004, as well as the purchase of 1333 New Hampshire Avenue on October 8, 2003 and 1330 Connecticut Avenue on April 1, 2004. These additions to the portfolio increased revenue by approximately $17.6 million, as detailed below:

	Date Acquired	Revenue for the three months ended June 30,
Property		2004	2003	Change
		(in thousands)
One and Two Freedom Square	August 5, 2003	$7,380	$—	$7,380
1333 New Hampshire Avenue	October 8, 2003	3,867	—	3,867
140 Kendrick Street	March 24, 2004	2,719	—	2,719
1330 Connecticut Avenue	April 1, 2004	3,584	—	3,584

Total Additions		$17,550	$—	$17,550

In addition, the placing into service of (1) Shaws Supermarket in Boston in 2003 and (2) a portion of Times Square Tower as of April 1, 2004 increased revenue $6.4 million for the quarter ended June 30, 2004. Same Property Portfolio decreased slightly for the three months ended, reflecting increasing base rents of approximately $1.4 million offset by a decrease in straight-line rent of $2.3 million. We anticipate roll-downs in rent on our expiring leases over the foreseeable future. The impact of these roll-downs and the vacancy we assume on any lease roll-over will decrease our Same Property revenue.

Termination Income

There was no termination income for the three months ended June 30, 2004, compared to termination income earned for the three months ended June 30, 2003 related to five tenants totaling $1.4 million. We expect to recognize termination income in the third quarter of 2004 resulting from a transaction in New York City in which a tenant will pay approximately $1.0 million to cancel a lease.

Development and Management Services

Our third-party fee income increased $0.5 million for the second quarter of 2004 compared to the second quarter of 2003. We continue to pursue new fee-for-service projects and may be able to increase this fee business as we move into the later part of 2004 and 2005. Our existing third-party fees continue in Washington, D.C. with 901 New York Avenue and National Institute of Health, as well as in New York at 90 Church Street, which collectively contributed $2.7 million to development and management services for the three months ended June 30, 2004 and 2003.

Interest and Other Income

Interest and other income increased by $0.4 million in the Total Portfolio for the three months ended June 30, 2004. At the end of the second quarter we had a cash balance of approximately $228 million. To the extent we don’t acquire any properties or fund new developments, we anticipate interest will increase through the end of the year.

BOSTON PROPERTIES, INC.

Operating Expenses

Property operating expenses in the Total Portfolio (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) increased by $6.9 million. Approximately $3.9 million of the increase is due to the additions of 1333 New Hampshire Avenue, One and Two Freedom Square, 140 Kendrick Street and 1330 Connecticut Avenue. In addition, the placing into service of (1) Shaws Supermarket in 2003 and (2) a portion of Times Square Tower as of April 1, 2004 increased operating expenses by $0.7 million. The remaining increase of $2.4 million is due to the overall increase in Same Property Portfolio operating expenses, the majority of which is due to an increase in real estate tax assessment for our properties in New York City.

Hotel Net Operating Income

Net operating income for the hotel properties increased by $0.8 million or approximately 16.85% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. On a year to year basis, our hotels had a strong second quarter.

The following reflects our occupancy and rate information for the three hotel properties for the three months ended June 30, 2004 and 2003:

	2004	2003	Increase (Decrease)
Occupancy	87.1%	79.8%	9.1%
Average daily rate	$180.22	$173.82	3.7%
Revenue per available room, REVPAR	$157.06	$138.95	13.0%

Other Expenses

General and Administrative

General and administrative expenses in the Total Portfolio increased during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 by $1.5 million or 13.28%. An aggregate of $0.5 million of the increase is attributable to changes in the form of long-term equity-based compensation, as further described below. The remaining increase is due to compensation expense increases during 2004.

In 2003, we transitioned to using solely restricted stock and/or long-term incentive units of limited partnership or partnership interest in Boston Properties Limited Partnership, or LTIP Units, as opposed to granting stock options and restricted stock, under the 1997 Stock Option and Incentive Plan as our primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of our restricted stock. Employees vest in restricted stock and LTIP Units over a five-year term (0%,0%,25%,35%,40%). Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted and the price of our common stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “Stock-based compensation.” Stock-based compensation expense associated with restricted stock was approximately $1.0 million during the three months ended June 30, 2004. Stock-based compensation expense associated with $6.1 million of restricted stock that was granted in January 2003 will generally be expensed ratably as such restricted stock vests over a five-year vesting period. Stock-based compensation associated with approximately $9.7 million of restricted stock and LTIP Units that were granted in January 2004 will also be incurred ratably as such restricted stock and LTIP Units vest. To the extent we continue our policy of granting restricted equity awards in lieu of stock options at levels comparable to the grants made in 2003 and 2004, we will continue to experience higher costs associated with equity-based compensation until 2008 at which time the annual incremental increase in stock-based compensation expense will be substantially realized.

BOSTON PROPERTIES, INC.

Interest Expense

Interest expense for the Total Portfolio decreased as a result of our paying off some mortgage debt during 2004 with our equity offering proceeds during the first quarter of 2004. In March 2004, we repaid the mortgage loan secured by One and Two Reston Overlook, Lockheed Martin and NIMA properties, totaling approximately $110.3 million. Our total debt outstanding at June 30, 2004 was approximately $5.0 billion compared to $4.8 billion at June 30, 2003. Despite increases in short-term market interest rates from June 30, 2003 to 2004, our weighted average rate on variable rate debt has decreased primarily as a result of refinancing of Times Square Tower during January 2004. The following summarizes our debt outstanding for the three months ended June 30, 4 compared with 2003.

	June 30,
	2004	2003
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$4,549,978	$4,511,012
Variable rate	444,725	308,270

Total	$4,994,703	$4,819,282

Percent of total debt:
Fixed rate	91.10%	93.60%
Variable rate	8.90%	6.40%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.68%	6.74%
Variable rate	2.28%	2.95%

Total	6.28%	6.50%

Depreciation and Amortization

Depreciation and amortization expense for the Total Portfolio increased as a result of the addition of One and Two Freedom Square, 1333 New Hampshire Avenue, 140 Kendrick Street, and 1330 Connecticut Avenue which collectively represented an aggregate of $4.2 million of the increase. Increases in Same Property Portfolio represented $5.0 million.

Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the three months ended June 30, 2004 and 2003 were $1.6 million and $1.3 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the three months ended June 30, 2004 and 2003 was $3.5 million and $4.6 million, respectively. These costs are not included in the interest expense referenced above. During the three months ended June 30, 2004 we placed a portion of Times Square Tower into service. As we continue to place this building into service, the capitalized costs will decrease and depreciation and amortization expense will increase.

Net Derivative Losses

Net derivative losses for the Total Portfolio represent the adjustments to fair value and cash settlements of our derivative contract that are not effective for accounting purposes. The fair value of our derivative contract, which was $4.8 million at June 30, 2004, is included on our balance sheets. As a result of our contract

BOSTON PROPERTIES, INC.

modification in August 2003, we will have no further earnings volatility on the remaining derivative contract. See Item 3- Quantitative and Qualitative Disclosures about Market Risk.

Joint Ventures

The decrease in income from unconsolidated joint ventures in the Total Portfolio is related to the purchase of the remaining interests in 140 Kendrick Street, One and Two Discovery Square and One and Two Freedom Square. 140 Kendrick Street is included in the Total Portfolio Revenue as of March 24, 2004. One and Two Discovery Square are included in the Total Portfolio Revenue as of April 1, 2003. One and Two Freedom Square are included in the Total Portfolio Revenue as of August 5, 2003. The reclassification of these properties caused the overall income from joint ventures to decrease $0.5 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Other

The decrease in income from discontinued operations in the Total Portfolio for the three months ended June 30, 2004 was a result of properties sold during the second quarter 2004. We did not recognize a full quarter of revenue and expenses with respect to these properties. Included in the three months ended June 30, 2004 is a full quarter Sugarland Business Park, Building One and a partial quarter of 38 Cabot Boulevard. Included in the three months ended June 30, 2003 is a full quarter of The Arboretum, Decoverly Two, Three and Seven, 38 Cabot Boulevard, 430 Rozzi Place and Sugarland Business Park, Building One and Two.

Gains on the sales of real estate for the three months ended June 30, 2004 in the Total Portfolio relate to the sale of a land parcel in Burlington MA. In the second quarter of 2003 there was a transfer of mortgage benefit that resulted in a gain of $3.4 million.

Gains on sales of real estate from discontinued operations for the quarter ended June 30, 2004 in the Total Portfolio primarily related to the gain recognized on The Arboretum, Decoverly Two, Three, Six and Seven and 38 Cabot Boulevard. There were no gains on sales of real estate from discontinued operations for the quarter ended June 30, 2003.

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

We believe that these needs will be satisfied using cash flows generated by operations and provided by financing activities. Rental revenue, recovery income from tenants, and other income from operations are our principal sources of capital used to pay operating expenses, debt service, recurring capital expenditures and the minimum distribution required to maintain our REIT qualification. We seek to increase income from our existing

BOSTON PROPERTIES, INC.

properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our office real estate management, leasing, development and construction businesses. Consequently, we believe our revenue, together with proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs. However, material changes in these factors may adversely affect our net cash flows. Such changes, in turn, would adversely affect our ability to fund distributions, debt service payments and tenant improvements. In addition, a material adverse change in our cash provided by operations may affect the financial covenants under our unsecured line of credit and unsecured senior notes.

Our principal liquidity needs for periods beyond twelve months are for the costs of developments, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements. We expect to satisfy these needs using one or more of the following:

•	construction loans;

•	long-term secured and unsecured indebtedness;

•	income from operations;

•	joint ventures;

•	sales of real estate;

•	issuances of our equity securities and/or additional preferred or common units of partnership interest in Boston Properties Limited Partnership; and

•	our unsecured revolving line of credit or other short-term bridge facilities.

We draw on multiple financing sources to fund our long-term capital needs. Our line of credit is utilized primarily as a bridge facility to fund acquisition opportunities and meet short-term development needs. We fund our development projects with construction loans that may be partially guaranteed by Boston Properties Limited Partnership until project completion or lease-up thresholds are achieved. In March 2004 we completed a public offering of 5,700,000 shares of common stock, receiving net proceeds of approximately $291.1 million. In addition, during 2003 we completed three offerings of unsecured senior notes and expect to utilize the bond market, asset backed mortgage financing and common and preferred equity as cost-effective capital sources for other long-term capital needs.

Cash Flow Summary

Cash and cash equivalents were $227.7 million and $158.6 million at June 30, 2004 and 2003, respectively, representing an increase of $69.1 million. The decrease was a result of the following increases and decreases in cash flows:

	Three months ended June 30,
	(in thousands)
	2004	2003	Increase (Decrease)
Net cash provided by operating activities	$210,586	$249,843	$(39,257)
Net cash provided by (used in) investing activities	$(67,103)	$383,919	$(451,022)
Net cash provided by (used in) financing activities	$61,529	$(530,450)	$591,979

Our principal source of cash flow is related to the operation of our office properties. In addition we have recycled capital through the sale of some of our properties and raised proceeds from secured and unsecured borrowings as well as the March 2004 public offering of 5,700,000 shares of common stock. Our operating cash

BOSTON PROPERTIES, INC.

flow on a period to period basis is impacted by the timing of interest payments on our senior unsecured notes which are payable semi-annually. The average remaining term of our tenant leases is approximately 7.2 years with occupancy rates historically in the range of 92% to 98%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements.

Cash is used in investing activities to fund acquisitions, development and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash used in investing activities for the three months ended June 30, 2004 consisted of the following:

(in thousands)
Proceeds from the sales of real estate	$90,555
The cash provided by investing is partially offset by:
Investments in unconsolidated joint ventures	(714)
Recurring capital expenditures	(4,138)
Planned non-recurring capital expenditures associated with acquisition properties	(981)
Hotel improvements, equipment upgrades and replacements	(228)
Acquisitions/additions to real estate	(151,597)

Net cash used in investing activities	$(67,103)

Cash provided by financing activities for the three months ended June 30, 2004 totaled approximately $61.5 million. This consisted of payments of dividends and distributions to shareholders and unitholders, minority partners and changes to our existing debt structure resulting in a net reduction of our total debt, including the repayment of certain mortgages and associated pre-payment penalties, utilizing the proceeds from sales of real estate assets and proceeds from our common stock offering in March 2004. Future debt payments are discussed below under the heading “Capitalization.”

Capitalization

At June 30, 2004, our total consolidated debt was approximately $5.0 billion. The weighted-average annual interest rate on our consolidated indebtedness was 6.28% and the weighted-average maturity was approximately 6.1 years.

Debt to total market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total market capitalization was approximately $11.8 billion at June 30, 2004. Total market capitalization was calculated using the June 30, 2004 closing stock price of $50.08 per common share and the following: (1) 108,160,487 shares of our common stock, (2) 22,046,317 outstanding common units of partnership interest in Boston Properties Limited Partnership (excluding common units held by Boston Properties, Inc.), (3) an aggregate of 5,682,714 common units issuable upon conversion of all outstanding preferred units of partnership interest in Boston Properties Limited Partnership, (4) an aggregate of 169,838 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (5) our consolidated debt totaling approximately $5.0 billion. Our total consolidated debt at June 30, 2004 represented approximately 42.33% of our total market capitalization. This percentage will fluctuate with changes in the market price of our common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the debt to total market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

BOSTON PROPERTIES, INC.

In April 2004, a non-U.S. institutional investor requested a waiver of the application of the 6.6% ownership limit provided in our charter to enable the investor to beneficially own up to 9.9% of our common stock outstanding from time to time. Based upon representations, warranties and undertakings provided by the investor to help ensure that ownership by such investor would not cause us to fail to qualify as a REIT, our Board of Directors granted such waiver in May 2004.

Debt Financing

As of June 30, 2004, we had approximately $5.0 billion of outstanding indebtedness, representing 42.33% of our total market capitalization as calculated above under the heading “Capitalization,” consisting of $1.475 billion in publicly traded unsecured debt at an average interest rate of 5.95% with maturities of nine to eleven years and $3.5 billion of property-specific debt. We had no amount outstanding on our unsecured line of credit as of June 30, 2004. The table below summarizes our mortgage notes payable, our senior unsecured notes and our revolving line of credit at June 30, 2004 and 2003:

	June 30,
	2004	2003
	(dollars in thousands)
DEBT SUMMARY:
Balance
Fixed rate mortgages	$3,079,477	$3,040,864
Variable rate mortgages	444,725	308,270
Senior unsecured notes	1,470,501	1,470,148
Unsecured credit facility	—	—

Total	$4,994,703	$4,819,282

Percent of total debt:
Fixed rate	91.10%	93,60%
Variable rate	8.9%	6.40%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.68%	6.74%
Variable rate	2.28%	2.95%

Total	6.28%	6.50%

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

BOSTON PROPERTIES, INC.

Our ability to borrow under our unsecured revolving line of credit is subject to our compliance with a number of customary financial and other covenants on an ongoing basis, including:

•	a secured debt leverage ratio not to exceed 55%;

•	an unsecured loan-to-value ratio against our total borrowing base not to exceed 60%, unless our leverage ratio exceeds 60%, in which case it is not to exceed 55%;

•	a debt service coverage ratio of at least 1.40 for our borrowing base properties;

•	a fixed charge coverage ratio of at least 1.30 and a debt service coverage ratio of at least 1.50;

•	a leverage ratio not to exceed 60%, however for five consecutive quarters (not including the two quarters prior to expiration) the leverage ratio can go to 65%;

•	limitations on additional indebtedness and stockholder distributions; and

•	a minimum net worth requirement.

As of June 30, 2004, we were in compliance with the financial and other covenants then applicable.

At June 30, 2004, we had letters of credit totaling $5.7 million outstanding under our Unsecured Line of Credit and no outstanding draws on our line of credit. We had the ability to borrow an additional $599.3 million under our Unsecured Line of Credit. As of August 3, 2004, we had no outstanding borrowings under our Unsecured Line of Credit.

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

BOSTON PROPERTIES, INC.

Securities Act. The notes were priced at 99.65% of their principal amount to yield 6.296%. We used the net proceeds to reduce the amounts outstanding under our unsecured bridge loan that were borrowed in connection with the acquisition of 399 Park Avenue.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points, in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of June 30, 2004 we were in compliance with each of these financial restrictions and requirements.

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

BOSTON PROPERTIES, INC.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the first mortgages at June 30, 2004:

Properties	Interest Rate (1)	Principal Amount		Maturity Date
		(in thousands)
Citigroup Center	7.19%	$507,875		May 11, 2011
Times Square Tower	2.24%	389,934	(2)	January 23, 2007
Embarcadero Center One, Two and Federal Reserve	6.70%	297,871		December 10, 2008
Prudential Center	6.72%	277,836		July 1, 2008
280 Park Avenue	7.64%	260,912		February 1, 2011
599 Lexington Avenue	7.00%	225,000	(3)	July 19, 2005
Embarcadero Center Four	6.79%	143,718		February 1, 2008
Embarcadero Center Three	6.40%	139,097		January 1, 2007
Riverfront Plaza	6.61%	106,761		February 1, 2008
Democracy Center	7.05%	101,508		April 1, 2009
Embarcadero Center West Tower	6.50%	92,851		January 1, 2006
100 East Pratt Street	6.73%	85,855		November 1, 2008
One Freedom Square	5.33%	82,817	(4)	June 30, 2012
601 and 651 Gateway Boulevard	3.50%	81,660	(5)	September 1, 2006
140 Kendrick Street	5.21%	61,831	(6)	July 1, 2013
202, 206 & 214 Carnegie Center	8.13%	60,898		October 1, 2010
1330 Connecticut Avenue	4.65%	60,497	(7)	February 26, 2011
New Dominion Tech. Park, Bldg. One	7.69%	57,402		January 15, 2021
Reservoir Place	5.82%	55,384	(8)	July 1, 2009
New Dominion Tech. Park, Bldg. Two	2.53%	54,791	(9)	December 19, 2005
Capital Gallery	8.24%	52,892		August 15, 2006
504, 506 & 508 Carnegie Center	7.39%	45,116		January 1, 2008
10 and 20 Burlington Mall Road	7.25%	38,273	(10)	October 1, 2011
Ten Cambridge Center	8.27%	33,897		May 1, 2010
Sumner Square	7.35%	29,001		September 1, 2013
1301 New York Avenue	7.14%	28,678	(11)	August 15, 2009
Eight Cambridge Center	7.73%	26,722		July 15, 2010
510 Carnegie Center	7.39%	25,872		January 1, 2008
University Place	6.94%	23,118		August 1, 2021
Reston Corporate Center	6.56%	22,932		May 1, 2008
Bedford Business Park	8.50%	19,670		December 10, 2008
191 Spring Street	8.50%	19,274		September 1, 2006
101 Carnegie Center	7.66%	7,219		April 1, 2006
Montvale Center	8.59%	7,040		December 1, 2006

Total		$3,524,202

(1)	Some of our mortgage notes are variable rate and subject to LIBOR/Eurodollar rate contracts. The LIBOR/Eurodollar rate at June 30, 2004 was 1.37%.
(2)	This facility totals $475.0 million and is comprised of two tranches. The first tranche consists of a $300.0 million loan commitment which bears interest at LIBOR + 0.90% per annum and matures in January 2006. The first tranche includes a provision for a one-year extension at our option. The second tranche consists of a $175.0 million term loan which bears interest at LIBOR + 1.00% per annum and matures in January 2007.
(3)	The lender did not exercise its option to purchase a 33.33% interest in the property in exchange for the cancellation of the principal balance of $225.0 million at maturity.

BOSTON PROPERTIES, INC.

(4)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at June 30, 2004 was $74.5 million and the stated interest rate was 7.75%.
(5)	The mortgage loan matures on September 1, 2006 with an option held by the lender, subject to certain conditions, to extend the term to October 1, 2010. If extended, the loan will require payments of principal and interest at a fixed interest rate of 8.00% per annum based on a 27-year amortization period.
(6)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at June 30, 2004 was $55.4 million and the stated interest rate was 7.51%.
(7)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at June 30, 2004 was $52.2 million and the stated interest rate was 7.58%.
(8)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at June 30, 2004 was $52.8 million and the stated interest rate was 7.0%.
(9)	The total commitment amount under this construction loan is $65.0 million at a variable rate of LIBOR +1.25%. The spread was adjusted in the second quarter of 2004 from LIBOR + 1.40% to LIBOR + 1.25%.
(10)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(11)	Includes outstanding principal in the amounts of $19.1 million, $6.4 million and $3.2 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.

Off Balance Sheet Arrangements – Joint Venture Indebtedness

As of June 30, 2004, we had investments in five unconsolidated joint ventures, of which four have mortgage indebtedness, with equity ownership ranging from 25-51%. We do not have control of these partnerships nor are we the primary beneficiary pursuant to FIN 46 and, therefore, we account for them using the equity method of accounting. At June 30, 2004, our proportionate share of the debt related to these investments was equal to approximately $151.3 million. The table below summarizes the outstanding debt (based on our respective ownership interests) in these joint venture properties at June 30, 2004.

Properties	Interest Rate		Principal Amount	Maturity Date
			(in thousands)
Metropolitan Square (51%)	8.23%		$68,748	May 1, 2010
Market Square North (50%)	7.70%		47,420	December 19, 2010
265 Franklin Street (35%)	2.45	%(1)(2)	18,897	October 1, 2004
901 New York Avenue (25%)	2.97	%(3)(4)	16,238	November 12, 2005

Total	6.78%		$151,303

(1)	Variable rate debt at LIBOR + 1.30%
(2)	We have a guarantee obligation outstanding totaling approximately $1.4 million related to the re-tenanting at this property. The amounts guaranteed are subject to decrease (and elimination) upon satisfaction of certain operating performance and financial measures.
(3)	Our share of the total commitment amount under this construction loan is $30.0 million at a variable rate of LIBOR + 1.65%. We can extend the maturity date for two years.
(4)	Our joint venture partner and we have agreed to guarantee up to $7.5 million and $22.5 million, respectively, of the loan on behalf of the joint venture entity. The amounts guaranteed are subject to decrease (and elimination) upon satisfaction of certain operating performance and financial measures. In the event our partner’s guarantee is unenforceable, we have agreed to satisfy such partner’s guarantee obligations. Our partner has agreed to reimburse us for any amounts we pay in satisfaction of its guarantee obligations.

BOSTON PROPERTIES, INC.

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

Insurance

We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act, or TRIA, was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) through December 31, 2004, which date was extended to December 31, 2005 by the United States Department of Treasury on June 18, 2004. TRIA expires on December 31, 2005, and we cannot currently anticipate whether it will be extended. Our property insurance program provides a $640 million per occurrence limit, including coverage for “certified acts of terrorism” as defined by TRIA. Additionally, the program provides $615 million of coverage for acts of terrorism other than those “certified” under TRIA. We also carry nuclear, biological and chemical terrorism insurance coverage with a $640 million per occurrence limit for “certified acts of terrorism” as defined by TRIA, which is provided by IXP, Inc. as a direct insurer. Under TRIA, this nuclear, biological and chemical terrorism insurance coverage is backstopped by the Federal Government after the payment of the required deductible and 10% coinsurance.

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

In January 2002, we formed a wholly-owned taxable REIT subsidiary, IXP, Inc., or IXP, to act as a captive insurance company and be one of the elements of our overall insurance program. IXP acts as a direct insurer with respect to a portion of our earthquake insurance coverage for our Greater San Francisco properties and our nuclear, biological and chemical terrorism insurance coverage for “certified acts of terrorism” under TRIA. Insofar as we own IXP, we are responsible for its liquidity and capital resources, and the accounts of IXP are part of our consolidated financial statements. If we experience a loss and IXP is required to pay under its insurance policy, we would ultimately record the loss to the extent of IXP’s required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

We continue to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism in particular, but we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. There are other types of losses, such as from wars, acts of nuclear, biological or chemical terrorism other than those “certified” under TRIA, or the presence of mold at our

BOSTON PROPERTIES, INC.

properties, for which we cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that we could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and financial condition and results of operations.

Funds from Operations

Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or “FFO,” by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items) for minority interests in property partnerships and our Operating Partnership, gains (or losses) from sales of properties, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. FFO is a non-GAAP measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing the comparative operating and financial performance of the Company because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

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

BOSTON PROPERTIES, INC.

The following table presents a reconciliation of net income available to common shareholders to Funds from Operations for the three months ended June 30, 2004 and 2003:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
	(in thousands)
Net Income available to common shareholders	$87,118	$63,236
Add:
Minority Interest in Operating Partnership	17,908	18,924
Less:
Minority interest in property partnerships	1,238	268
Income from unconsolidated joint ventures	879	1,353
Gains on sales of real estate, net of minority interest	1,377	3,546
Income from discontinued operations, net of minority interest	69	935
Gains on sales of real estate from discontinued operations, net of minority interest	19,589	—

Income before minority interests and joint venture income	81,874	76,058
Add:
Real estate depreciation and amortization	61,919	52,338
Income from discontinued operations	83	1,157
Income from unconsolidated joint ventures	879	1,353
Less:
Minority property partnerships’ share of Funds from Operations	158	842
Preferred dividends and distributions	3,813	5,852

Funds from Operations	140,784	124,212
Add:
Net derivative losses (SFAS No. 133)	—	991

Funds from Operations before net derivative losses	$140,784	$125,203

Funds from Operations available to common shareholders before net derivative losses (SFAS No. 133) (1)	$116,904	$103,360

(1)	Our share of Funds from Operations was 83.04% and 82.55% for the quarter ended June 30, 2004 and 2003, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)		(in thousands)
Funds from Operations	$140,784	129,116	$125,203	116,931
Effect of Dilutive Securities
Convertible Preferred Units	3,813	6,192	5,852	9,195
Stock Options and other	—	1,800	—	1,682

Diluted Funds from Operations	$144,597	137,108	$131,055	127,808

Company’s share of Diluted Funds from Operations before net derivative losses (1)	$121,500	115,208	$110,137	107,408

(1)	Our share of diluted Funds from Operations was 84.03% and 84.04% for the quarter ended June 30, 2004 and 2003, respectively.

BOSTON PROPERTIES, INC.

Contractual Obligations

In July 2004, we began construction of Seven Cambridge Center, a fully leased build-to-suit project with approximately 231,000 square feet of office, research laboratory and retail space plus parking for approximately 800 cars located in Cambridge, Massachusetts. The anticipated investment for this project totals $146 million. We have signed a lease for 100% of the space with the Massachusetts Institute of Technology for occupancy by its affiliate, the Eli and Edythe L. Broad Institute. We expect that the building will be complete and available for occupancy during the first quarter of 2006.

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

Newly Issued Accounting Standards

In March 2004, the Emerging Issues Task Force reached a final consensus regarding Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” The issue addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance on applying the two-class method of calculating earnings per share once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus was effective for the period ending June 30, 2004 and was applied by restating previously reported earnings per share. We have adopted the provisions of EITF 03-6, and have determined that the Series Two Preferred Units of our Operating Partnership constitute a participating security. The adoption of EITF 03-6 has resulted in a reduction of our earnings per share for those periods in which the Operating Partnership had undistributed earnings. Undistributed earnings were allocated to the Series Two Preferred Units based on their contractual rights to share in those earnings as if all the earnings for the period had been distributed.

BOSTON PROPERTIES, INC.

ITEM 3 – Quantitative and Qualitative Disclosures about Market Risk

Approximately $4.5 billion of our borrowings bear interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date. The interest rate on the variable rate debt as of June 30, 2004 ranged from LIBOR/Eurodollar plus 0.90% to LIBOR/Eurodollar plus 1.25%.

(dollars in thousands)	2004	2005	2006	2007		2008	2009+	Total	Fair Value
	Secured debt
Fixed Rate	$265,533	$279,053	$308,028	$187,305		$974,748	$1,064,810	$3,079,477	$3,363,737
Average Interest Rate	7.59%	7.03%	6.28%	6.61%		6.81%	7.36%	7.02%
Variable Rate	—	$54,791	—	$389,934	(1)	—	—	$444,725	$444,725

	Unsecured debt
Fixed Rate	—	—	—	—		—	$1,470,501	$1,470,501	$1,504,483
Average Interest Rate	—	—	—	—		—	5.95%	5.95%
Variable Rate	—	—	—	—		—	—	—	—

Total Debt	$265,533	$333,844	$308,028	$577,239		$974,748	$2,535,311	$4,994,703	$5,312,945

(1)	Assumes exercise by the Company of one-year extension option with respect to approximately $214,900 of currently outstanding indebtedness that otherwise would mature in 2006 under the Times Square construction loan facility. This extension option is contingent only upon the payment of an extension fee and the loan not being in default and is subject to no other performance criteria.

We had a derivative contract for a notional amount of $150 million prior to the modification described below. The derivative contract provided for a fixed interest rate of 6.35% when LIBOR is less than 5.80%, 6.70% when LIBOR is between 6.70% and 7.45%, and 7.50% when LIBOR is between 7.51% and 9.00% through February 2005. In August 2003, we modified the contract to provide for the counter party to pay us LIBOR and we are required to pay the counter party LIBOR + 4.55% on a notional amount of $150 million. The derivative contract expires in February 2005. In accordance with SFAS No.133, the derivative agreement is reflected at its fair market value, which was a liability of $4.8 million at June 30, 2004.

At June 30, 2004, our variable rate debt outstanding was approximately $445 million. At June 30, 2004, the average interest rate on variable rate debt was approximately 2.28%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $0.1 million for the three months ended June 30, 2004.

At June 30, 2003, our variable rate debt outstanding was approximately $308 million. At June 30, 2003, the average interest rate on variable rate debt was approximately 2.95%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $0.1 million for the three months ended June 30, 2003.

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

BOSTON PROPERTIES, INC.

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

ITEM 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(a) None

(b) None

(c) During the three months ended June 30, 2004, the Company issued 1,406,772 shares of common stock in exchange for 1,406,772 common units of limited partnership tendered for redemption by certain limited partners of Boston Properties Limited Partnership. An aggregate of 1,404,772 of such common units had been issued by Boston Properties Limited Partnership upon conversion of 1,070,437 Series Two Preferred Units. The shares of common stock were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. The Company is relying on the exemption based upon factual representations received from the limited partners who received these shares.

(d) None

(e)

Period	(a) Total Number of Shares of Common Stock Purchased (1)	(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
April 1, 2004 - April 30, 2004	534	$0.01	N/A	N/A
May 1, 2004 - May 31, 2004	—	—	N/A	N/A
June 1, 2004 – June 30, 2004	1,492	$0.01	N/A	N/A

Total	2,026	$0.01	N/A	N/A

(1)	Represents shares of restricted Common Stock that were repurchased in connection with the termination of certain persons’ employment with the Company. Under the terms of the applicable restricted stock agreements, all of such shares were repurchased by the Company at a price of $0.01 per share, which was the amount originally paid by such employees for such shares.

ITEM 3 – Defaults Upon Senior Securities.

None.

ITEM 4 – Submission of Matters to a Vote of Security Holders.

(a)	The Company held its 2004 annual meeting of stockholders (the “2004 Annual Meeting”) on May 5, 2004.

(b)	At the 2004 Annual Meeting, the stockholders voted to elect Mortimer B. Zuckerman, Carol B. Einiger, Alan B. Landis and Richard E. Salomon to serve as Class I Directors of the Company until the Company’s 2007 annual meeting of stockholders and until their successors are duly elected and qualified.

BOSTON PROPERTIES, INC.

Lawrence S. Bacow, Alan J. Patricof and Martin Turchin will continue to serve as Class II Directors and William M. Daley, Edward H. Linde and David A. Twardock will continue to serve as Class III Directors until their present terms expire in 2005 and 2006, respectively, and until their respective successors are duly elected and qualified.

(c)	Votes were cast and withheld in the election of directors as follows:

Class I Nominee	Votes For	Votes Withheld
Mortimer B. Zuckerman	92,831,116	1,785,525
Carol B. Einiger	93,856,633	760,008
Alan B. Landis	92,837,538	1,779,102
Richard E. Salomon	93,864,098	752,543

There were no broker non-votes in the election of directors.

At the 2004 Annual Meeting, the stockholders also voted on a stockholder proposal concerning the annual election of directors. The results of the vote were as follows:

Votes For	Votes Against	Abstentions and Broker Non-Votes
60,825,468	21,877,819	11,913,353

(d)	Not applicable.

ITEM 5 – Other Information.

None.

ITEM 6 – Exhibits and Reports on Form 8-K

(a) Exhibits

10.1-	Form of Indemnification Agreement by and among the Company, Boston Properties Limited Partnership and certain officers and directors of the Company.

12.1-	Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distributions.

31.1-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b) Reports on Form 8-K

On April 27, 2004, the Company furnished to the Securities and Exchange Commission under Item 12 of Form 8-K a copy of the Company’s Press Release, dated April 27, 2004, as well as supplemental operating and financial data regarding the Company for the first quarter of 2004.

On June 8, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission to report under Item 5 a revision of its historical financial statements in connection with the adoption of Statement of Financial Accounting Standards Nos. 144 and 145.

BOSTON PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

August 9, 2004	/s/ DOUGLAS T. LINDE
Douglas T. Linde Chief Financial Officer (duly authorized officer and principal financial officer)