Form 10-Q
period 2005-03-31
BOSTON PROPERTIES INC
filed 2005-05-10
CIK 1037540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, par value $.01 per share	110,754,526
(Class)	(Outstanding on May 5, 2005)

BOSTON PROPERTIES, INC.

FORM 10-Q

for the quarter ended March 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1—Consolidated Financial Statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and par value amounts)

	March 31, 2005	December 31, 2004
ASSETS
Real estate, at cost	$9,024,693	$9,033,858
Construction in process	66,699	35,063
Land held for future development	234,010	222,306
Real estate held for sale, net	35,217	—
Less: accumulated depreciation	(1,195,648)	(1,143,369)

Total real estate	8,164,971	8,147,858

Cash and cash equivalents	209,307	239,344
Cash held in escrows	25,613	24,755
Tenant and other receivables (net of allowance for doubtful accounts of $2,779 and $2,879, respectively)	27,442	25,500
Accrued rental income (net of allowance of $4,515 and $4,252, respectively)	272,035	251,236
Deferred charges, net	255,695	254,950
Prepaid expenses and other assets	63,073	38,630
Investments in unconsolidated joint ventures	79,855	80,955

Total assets	$9,097,991	$9,063,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$3,540,242	$3,541,131
Unsecured senior notes (net of discount of $4,226 and $4,317, respectively)	1,470,774	1,470,683
Unsecured line of credit	—	—
Accounts payable and accrued expenses	105,009	94,451
Dividends and distributions payable	91,259	91,428
Interest rate contract	—	1,164
Accrued interest payable	41,987	50,670
Other liabilities	134,716	91,300

Total liabilities	5,383,987	5,340,827

Commitments and contingencies	—	—

Minority interests	782,532	786,328

Stockholders’ equity:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 110,521,077 and 110,399,385 issued and 110,442,177 and 110,320,485 outstanding in 2005 and 2004, respectively	1,104	1,103
Additional paid-in capital	2,639,806	2,633,980
Earnings in excess of dividends	314,907	325,452
Treasury common stock at cost, 78,900 shares in 2005 and 2004	(2,722)	(2,722)
Unearned compensation	(6,160)	(6,103)
Accumulated other comprehensive loss	(15,463)	(15,637)

Total stockholders’ equity	2,931,472	2,936,073

Total liabilities and stockholders’ equity	$9,097,991	$9,063,228

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2005	2004
	(in thousands, except for per share amounts)
Revenue
Rental:
Base rent	$278,749	$253,732
Recoveries from tenants	43,340	40,581
Parking and other	13,925	13,188

Total rental revenue	336,014	307,501
Hotel revenue	14,002	13,178
Development and management services	4,536	3,322
Interest and other	1,637	7,528

Total revenue	356,189	331,529

Expenses
Operating:
Rental	108,601	100,122
Hotel	12,286	11,678
General and administrative	14,813	12,600
Interest	79,354	74,305
Depreciation and amortization	67,983	56,007
Losses from early extinguishments of debt	—	6,258

Total expenses	283,037	260,970

Income before minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gains on sales of real estate and land held for development and discontinued operations	73,152	70,559
Minority interests in property partnerships	1,652	385
Income from unconsolidated joint ventures	1,335	1,377

Income before minority interest in Operating Partnership, gains on sales of real estate and land held for development and discontinued operations	76,139	72,321
Minority interest in Operating Partnership	(15,699)	(17,125)

Income before gains on sales of real estate and land held for development and discontinued operations	60,440	55,196
Gains on sales of real estate, net of minority interest	—	6,698
Gains on sales of land held for development, net of minority interest	1,208	—

Income before discontinued operations	61,648	61,894
Discontinued operations:
Income (loss) from discontinued operations, net of minority interest	(406)	1,633
Gains on sales of real estate from discontinued operations, net of minority interest	—	2,521

Net income available to common shareholders	$61,242	$66,048

Basic earnings per common share:
Income available to common shareholders before discontinued operations	$0.56	$0.61
Discontinued operations, net of minority interest	—	0.04

Net income available to common shareholders	$0.56	$0.65

Weighted average number of common shares outstanding	110,187	100,890

Diluted earnings per common share:
Income available to common shareholders before discontinued operations	$0.55	$0.60
Discontinued operations, net of minority interest	—	0.04

Net income available to common shareholders	$0.55	$0.64

Weighted average number of common and common equivalent shares outstanding	112,364	103,490

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2005	2004
	(in thousands)
Net income available to common shareholders	$61,242	$66,048
Other comprehensive income:
Amortization of interest rate contracts	174	174

Other comprehensive income	174	174

Comprehensive income	$61,416	$66,222

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income available to common shareholders	$61,242	$66,048
Adjustments to reconcile net income available to common shareholders to net cash provided by operating activities:
Depreciation and amortization	68,162	56,793
Non-cash portion of interest expense	1,545	1,178
Non-cash compensation expense	2,305	1,279
Minority interests in property partnerships	(1,652)	8,513
Earnings in excess of distributions from unconsolidated joint ventures	(681)	60
Minority interest in Operating Partnership	15,856	19,500
Gains on sales of real estate and land held for development	(1,445)	(20,078)
Change in assets and liabilities:
Cash held in escrows	(858)	(4,345)
Tenant and other receivables, net	(6,011)	3,463
Accrued rental income, net	(20,799)	(12,752)
Prepaid expenses and other assets	(26,038)	(16,651)
Accounts payable and accrued expenses	5,463	2,693
Interest rate contract	(1,164)	(1,774)
Accrued interest payable	(8,683)	(8,947)
Other liabilities	4,084	(977)
Tenant leasing costs	(7,679)	(6,143)

Total adjustments	22,405	21,812

Net cash provided by operating activities	83,647	87,860

Cash flows from investing activities:
Acquisitions/additions to real estate	(66,858)	(71,750)
Net investments in unconsolidated joint ventures	3,376	(321)
Net proceeds from the sales of real estate and land held for development	5,289	20,835

Net cash used in investing activities	(58,193)	(51,236)

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Unaudited)

	For the three months ended March 31,
	2005	2004
	(in thousands)
Cash flows from financing activities:
Borrowings on unsecured line of credit	—	140,000
Repayments of unsecured line of credit	—	(203,000)
Proceeds from mortgage notes payable	12,442	34,527
Repayments of mortgage notes payable	(13,331)	(122,523)
Proceeds from a real estate financing transaction	39,743	—
Dividends and distributions	(89,429)	(80,739)
Net proceeds from the issuance of common securities	264	291,288
Proceeds from stock option exercises	612	68,559
Distributions to minority interest holders, net	(5,670)	(3,856)
Deferred financing costs	(122)	(1,415)

Net cash provided by (used in) financing activities	(55,491)	122,841

Net increase (decrease) in cash and cash equivalents	(30,037)	159,465
Cash and cash equivalents, beginning of period	239,344	22,686

Cash and cash equivalents, end of period	$209,307	$182,151

Supplemental disclosures:
Cash paid for interest	$87,185	$86,905

Interest capitalized	$693	$4,831

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$7,722	$10,013

Mortgage notes payable assumed in connection with the acquisition of real estate	$—	$55,509

Mortgage note payable assigned in connection with the sale of real estate	$—	$5,193

Dividends and distributions declared but not paid	$91,259	$89,166

Conversions of Minority interests to Stockholders’ equity	$2,230	$7,097

Basis adjustment to real estate in connection with conversions of Minority interests to Stockholders’ equity	$2,947	$8,208

Issuance of restricted securities to employees and directors	$12,451	$9,708

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

Boston Properties, Inc. (the “Company”), a Delaware corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the sole general partner of Boston Properties Limited Partnership (the “Operating Partnership”) and at March 31, 2005 owned an approximate 80.2% (78.5% at March 31, 2004) general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”).

Unless specifically noted otherwise, all references to OP Units exclude units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company (“Common Stock”). In lieu of a cash redemption, the Company may elect to acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. An LTIP Unit is generally the economic equivalent of a share of restricted common stock of the Company. LTIP Units, whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Note 11).

Each series of Preferred Units bears a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be converted into OP Units at the election of the holder thereof or the Operating Partnership in accordance with the terms of the series of outstanding Preferred Units. At March 31, 2005, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units).

All references to the Company refer to Boston Properties, Inc. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

Properties

At March 31, 2005, the Company owned or had interests in a portfolio of 125 commercial real estate properties (125 and 129 properties at December 31, 2004 and March 31, 2004, respectively) (the “Properties”) aggregating approximately 44.1 million net rentable square feet (approximately 44.1 million and 43.8 million net rentable square feet at December 31, 2004 and March 31, 2004, respectively), including two properties under construction and one redevelopment/expansion project collectively totaling approximately 0.7 million net rentable square feet and structured parking for approximately 31,270 vehicles containing approximately 9.5 million square feet. At March 31, 2005, the Properties consist of:

•	119 office properties comprised of 102 Class A office properties (including two properties under construction) and 17 Office/Technical properties;

•	three hotels;

•	two retail properties; and

•	one industrial property.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company owns or controls undeveloped land parcels totaling approximately 531.7 acres. In addition, the Company has a 25% interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company intends to pursue the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At March 31, 2005, the Value-Added Fund had an investment in an office complex in Herndon, Virginia.

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

2.    Basis of Presentation and Summary of Significant Accounting Policies

Boston Properties, Inc. does not have any other significant assets, liabilities or operations, other than its investment in the Operating Partnership, nor does it have employees of its own. The Operating Partnership, not Boston Properties, Inc., executes all significant business relationships. All majority-owned subsidiaries and affiliates over which the Company has financial and operating control, and variable interest entities (“VIE”s) in which the Company has determined it is the primary beneficiary, are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. The Company accounts for all other unconsolidated joint ventures using the equity method of accounting. Accordingly, the Company’s share of the earnings of these joint ventures and companies is included in consolidated net income.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2004.

Summary of Significant Accounting Policies

Stock-based employee compensation plan

At March 31, 2005, the Company has stock-based employee compensation plans. Effective January 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” using the modified prospective application method for stock compensation awards. In addition, effective January 1, 2005, the Company adopted early SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment,” which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In 2003, the Company transitioned to granting restricted

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock and/or LTIP Units, as opposed to granting stock options, as its primary vehicle for employee equity compensation under its stock-based employee compensation plan. The Company had previously accounted for its stock-based employee compensation plans under the recognition and measurement principles of the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. All outstanding options had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income available to common shareholders and earnings per common share if the Company had applied the fair value recognition provisions to stock-based employee compensation for the three months ended March 31, 2004.

	For the three months ended March 31,
	2005	2004
	(in thousands, except for per share amounts)
Net income available to common shareholders	$61,242	$66,048
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of minority interest	—	(385)

Pro forma net income available to common shareholders	$61,242	$65,663

Earnings per share:
Basic—as reported	$0.56	$0.65

Basic—pro forma	$0.56	$0.65

Diluted—as reported	$0.55	$0.64

Diluted—pro forma	$0.55	$0.63

Reclassifications

Certain prior-period balances have been reclassified in order to conform to the current-period presentation.

3.    Real Estate Activity During the Three Months Ended March 31, 2005

Held for Sale

On February 10, 2005, the Company executed a contract for the sale of the Old Federal Reserve, a Class A office property totaling approximately 150,000 net rentable square feet located in San Francisco, California, at a sale price of approximately $46.8 million. Effective March 11, 2005, the Company held a non-refundable deposit from the buyer totaling $5.0 million. This property has been categorized as “held for sale” at March 31, 2005 in accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company completed the sale on April 20, 2005 (See Note 14). This property has been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 9).

Dispositions

On February 23, 2005, the Company sold a parcel of land at the Prudential Center located in Boston, Massachusetts for a net sale price of approximately $31.5 million and an additional obligation of the buyer to fund an estimated $18.6 million (of which approximately $9.3 million has been received as of March 31, 2005) of future costs at the Prudential Center for aggregate proceeds of $50.1 million. Due to the structure of the transaction and certain continuing involvement provisions related to the development of the property, this transaction does not qualify as a sale for financial reporting purposes and has been accounted for as a financing

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transaction. Under the financing method, the cost of real estate and other assets totaling approximately $31.3 million continues to be reflected within the accompanying Consolidated Balance Sheets and the cash received from the buyer totaling approximately $40.8 million has been recorded in “Other liabilities” within the accompanying Consolidated Balance Sheets. At such time as the continuing involvement provisions expire or otherwise are terminated, the Company will record the transaction as a sale for financial reporting purposes and the gain on sale will be recognized in accordance with the provisions of SFAS No. 66 “Accounting for Sales of Real Estate.”

On February 28, 2005, the Company sold Decoverly Four and Five, consisting of two undeveloped land parcels located in Rockville, Maryland for net cash proceeds of approximately $5.3 million, resulting in a gain on sale of approximately $1.2 million (net of minority interest share of approximately $0.2 million).

4.    Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at March 31, 2005:

Entity	Property	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%

The Metropolitan Square Associates LLC	Metropolitan Square	51.0	%(1)

BP/CRF 265 Franklin Street Holdings LLC	265 Franklin Street	35.0%

BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(2)

New Jersey & H Street LLC	801 New Jersey Avenue	50.0	%(3)

Wisconsin Place Entities	Wisconsin Place	23.9	%(3)(4)

Boston Properties Office Value-Added Fund, L.P.	Worldgate Plaza	25.0	%(2)

KEG Associates I, LLC	505 9th Street	50.0	%(3)

(1)	This joint venture is accounted for under the equity method due to participatory rights of the outside partner.
(2)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(3)	The property is not in operation (i.e., under construction, undeveloped land or lease of undeveloped land).
(4)	Represents the Company’s effective ownership interest. The Company has a 66.67%, 5% and 0% interest in the office, retail and residential joint venture entities, respectively, each of which owns a 33.33% interest in the entity developing and owning the land and infrastructure of the project.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

On March 8, 2005, the Company entered into a joint venture with an unrelated third party to develop a build-to-suit Class A office building totaling 318,000 net rentable square feet at 505 9th Street in Washington, D.C. The joint venture partner contributed the land for a 50% interest. Upon commencement of construction on the project, the Company will be required to issue to the joint venture partner for its 50% interest approximately 345,000 OP Units, subject to adjustment based upon the average price of the Company’s common stock approaching the time of issuance. The joint venture subsequently entered into a 15-year lease with a major law firm to occupy 230,000 net rentable square feet of the building.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 11, 2005, the Wisconsin Place joint venture entity, which owns and is developing the land and infrastructure components of the project (the “Land and Infrastructure Entity”), obtained construction financing totaling $96.5 million collateralized by the Wisconsin Place development project in Chevy Chase, Maryland. Wisconsin Place is a mixed-use development project consisting of office, retail and residential properties. The construction financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum and matures in March 2009 with a one-year extension option. The Company has guaranteed approximately $4.6 million of the loan amount on behalf of the Land and Infrastructure Entity.

The Company placed-in-service 901 New York Avenue, a 539,000 net rentable square foot Class A office property located in Washington, D.C., in which the Company has a 25% interest. At March 31, 2005, the property was 86% leased.

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	March 31, 2005	December 31, 2004
	(in thousands)
ASSETS
Real estate and development in process, net	$691,590	$639,257
Other assets	80,276	86,756

Total assets	$771,866	$726,013

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable (1)	$544,697	$531,492
Other liabilities	15,387	10,535
Members’/Partners’ equity	211,782	183,986

Total liabilities and members’/partners’ equity	$771,866	$726,013

Company’s share of equity	$77,092	$78,177
Basis differentials (2)	2,763	2,778

Carrying value of the Company’s investments in unconsolidated joint ventures	$79,855	$80,955

(1)	The Company and its partner in the 901 New York Avenue venture have agreed to guarantee up to $3.0 million and $9.0 million, respectively, of mortgage financing on behalf of the joint venture entity. The joint venture partner has pledged cash for its $9.0 million guarantee. The guarantee was released by the lender in April 2005.

The Company, with the other third-party joint venture partners in the Wisconsin Place ventures, have agreed to guarantee the seller financing totaling $23.5 million on behalf of the Land and Infrastructure Entity. The fair value of the Company’s stand-ready obligation related to the issuance of this guarantee is immaterial. In addition, the Company has agreed to guarantee approximately $4.6 million of the construction loan on behalf of the Land and Infrastructure Entity.

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined summarized statements of operations of the joint ventures are as follows:

	For the three months ended March 31,
	2005	2004
	(in thousands)
Total revenue	$23,448	$18,457
Expenses
Operating	7,496	5,417
Interest	7,913	5,932
Depreciation and amortization	4,812	3,663

Total expenses	20,221	15,012

Net income	$3,227	$3,445

Company’s share of net income	$1,335	$1,377

5.    Mortgage Notes Payable

On February 17, 2005, the Company obtained construction financing totaling $47.2 million collateralized by the Capital Gallery property in Washington, D.C. Capital Gallery is a Class A office property totaling approximately 397,000 net rentable square feet. The purpose of the financing is to fund a portion of the cost of an expansion project at the property. The expansion project entails removing a three-story low-rise section of the property comprised of 100,000 net rentable square feet from in-service status and redeveloping it into a ten-story office building. Upon completion, the total complex size will approximate 610,000 net rentable square feet. The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures in February 2008. The construction financing is provided by the same lender as the existing mortgage loan collateralized by the property, which, at March 31, 2005, had an outstanding principal balance of approximately $51.8 million, and bears interest at a fixed rate equal to 8.24% per annum with a maturity in August 2006. The agreement with the lender provides an extension provision for the existing mortgage loan to coincide with the February 2008 maturity date of the construction financing.

6.    Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

The Company has letter of credit and performance obligations of approximately $19.2 million related to lender and development requirements.

The Company and its other third-party joint venture partners have agreed to guarantee the seller financing totaling $23.5 million on behalf of WP Project Developer LLC, the Land and Infrastructure Entity at Wisconsin Place. In addition, the Company has agreed to guarantee approximately $4.6 million of the construction loan on behalf of WP Project Developer LLC.

The Company has agreed to guarantee up to $3.0 million of mortgage financing on behalf of its 901 New York Avenue joint venture entity. The guarantee was released by the lender in April 2005.

The Company’s agreement for its Citigroup Center joint venture includes a provision whereby, after a certain specified time, the joint venture partner has the right to initiate a purchase or sale of its interest in the joint

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

venture. Under this provision, the Company is compelled to purchase, at fair value, the joint venture partner’s interest. Certain of the Company’s other joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these other provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

Insurance

The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act, or TRIA, was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) through December 31, 2004, which date was extended to December 31, 2005 by the United States Department of Treasury on June 18, 2004. TRIA expires on December 31, 2005, and the Company cannot currently anticipate whether it will be extended. Effective as of April 15, 2005, the Company’s property insurance program per occurrence limits were increased from $890 million to $1 billion, including coverage for both “certified” and “non-certified” acts of terrorism as defined by TRIA. The Company also carries nuclear, biological and chemical terrorism insurance coverage (“NBC Coverage”) for “certified” acts of terrorism as defined by TRIA, which is provided by IXP, Inc. as a direct insurer. Effective as of April 1, 2005, the Company extended the NBC Coverage to March 1, 2006 and the per occurrence limit for the NBC Coverage was increased from $640 million to $890 million. Effective as of May 2, 2005, this limit for NBC Coverage was increased to $1 billion. Under TRIA, the NBC Coverage is backstopped by the Federal Government after the payment of the required deductible and 10% coinsurance. In the event TRIA is not extended beyond December 31, 2005, (1) the NBC Coverage provided by IXP will terminate, and (2) a portion of the Company’s coverage for what would have constituted “certified” and “non-certified” acts of terrorism (other than NBC coverage) had TRIA not expired will terminate and the Company will have the right to replace a portion of such terminated coverage. In the event TRIA is extended on terms which could expose IXP to a material increase in risk, the Company may elect to terminate the NBC coverage provided by IXP. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

7.    Minority Interests

Minority interests relate to the interest in the Operating Partnership not owned by the Company and interests in property partnerships not wholly-owned by the Company. As of March 31, 2005, the minority interest in the Operating Partnership consisted of 21,462,391 OP Units, 372,229 LTIP Units and 4,082,335 Series Two Preferred Units (or 5,357,399 OP Units on an as converted basis) held by parties other than the Company.

The minority interests in property partnerships consist of the outside equity interests in the ventures that own Citigroup Center and the office entity at Wisconsin Place. These ventures are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in the ventures that are not owned by the Company, totaling approximately $22.1 million and $26.9 million at March 31, 2005 and December 31, 2004, respectively, are included in Minority Interests on the accompanying Consolidated Balance Sheets. The minority interest holder’s share of income for Citigroup Center is reflective of the Company’s preferential return on and of its capital.

The Preferred Units at March 31, 2005 consist of 4,082,335 Series Two Preferred Units of limited partnership in the Operating Partnership (the “Series Two Preferred Units”), which bear a preferred distribution at the greater of the distribution rate payable to common unitholders or an increasing rate, ranging from 5.00% to 7.00% per annum (7.00% for the three months ended March 31, 2005 and 2004) on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit. Distributions to holders of Preferred Units are recognized on a straight-line basis that approximates the effective interest method.

On January 31, 2005, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit to holders of record on December 31, 2004.

On February 15, 2005, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.88219 per unit.

On March 17, 2005, Boston Properties, Inc., as general partner of the Operating Partnership, declared a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit payable on April 29, 2005 to holders of record on March 31, 2005.

8.    Stockholders’ Equity

As of March 31, 2005, the Company had 110,442,177 shares of Common Stock outstanding.

On January 31, 2005, the Company paid a dividend in the amount of $0.65 per share of Common Stock to shareholders of record as of the close of business on December 31, 2004.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 17, 2005, the Board of Directors of the Company declared a first quarter dividend in the amount of $0.65 per share of Common Stock payable on April 29, 2005 to shareholders of record as of the close of business on March 31, 2005.

9.    Discontinued Operations

Effective January 1, 2002 the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lesser of book value or fair value less cost to sell. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

At March 31, 2005, the Company had designated as held for sale the Old Federal Reserve, a Class A office property totaling approximately 150,000 net rentable square feet located in San Francisco, California. The Company completed the sale on April 20, 2005 (See Note 14). The sale price for the property exceeded its carrying value. The Company has presented this property as discontinued operations in its Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004.

During the year ended December 31, 2004, the Company sold the following properties:

•	430 Rozzi Place, an industrial property totaling 20,000 net rentable square feet located in South San Francisco, California;

•	Sugarland Business Park—Building Two, an office/technical property totaling approximately 59,000 net rentable square feet located in Herndon, Virginia;

•	Decoverly Two, Three, Six and Seven, consisting of Two Class A office properties totaling approximately 155,000 net rentable square feet and two land parcels, one of which is subject to a ground lease, located in Rockville, Maryland;

•	The Arboretum, a Class A office property totaling approximately 96,000 net rentable square feet located in Reston, Virginia;

•	38 Cabot Boulevard, an industrial property totaling approximately 161,000 net rentable square feet located in Langhorne, Pennsylvania;

•	Sugarland Business Park—Building One, an office/technical property totaling approximately 52,000 net rentable square feet located in Herndon, Virginia;

•	204 Second Avenue, a Class A office property totaling approximately 41,000 net rentable square feet located in Waltham, Massachusetts; and

•	560 Forbes Boulevard, an industrial property totaling approximately 40,000 net rentable square feet located in South San Francisco, California.

The Company has presented these properties as discontinued operations in its Consolidated Statements of Operations for the three months ended March 31, 2004. In addition, during the three months ended March 31, 2004, the Company sold Hilltop Office Center, a complex of nine office/technical properties totaling approximately 143,000 net rentable square feet located in South San Francisco, California. Due to the Company’s continuing involvement in the management, for a fee, of these properties through an agreement with the buyer, these properties are not categorized as discontinued operations in the accompanying Consolidated Statements of Operations. As a result, the gain on sale related to Hilltop Office Center in South San Francisco,

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

totaling approximately $6.7 million (net of minority interests’ share of approximately $8.8 million) has been reflected under the caption “Gains on sales of real estate, net of minority interest,” in the Consolidated Statements of Operations for the three months ended March 31, 2004.

The following table summarizes income from discontinued operations (net of minority interests) and the related realized gains on sales of real estate from discontinued operations (net of minority interests) for the three months ended March 31, 2005 and 2004:

	For the three months ended March 31,
	2005	2004
	(in thousands)
Total revenue	$3	$4,057
Operating expenses	(310)	(1,224)
Interest Expense	—	—
Depreciation and Amortization	(179)	(786)
Minority interest in property partnership	—	(57)
Minority interest in Operating Partnership	80	(357)

Income (loss) from discontinued operations (net of minority interests)	$(406)	$1,633

Realized gain on sale of real estate	$—	$4,585
Minority interest in property partnership	—	(1,512)
Minority interest in Operating Partnership	—	(552)

Realized gain on sale of real estate (net of minority interests)	$—	$2,521

The Company’s application of SFAS No. 144 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2005 and 2004 as income from discontinued operations for the three months ended March 31, 2005 and 2004. In addition, SFAS No. 144 results in the gains on sale of these qualifying properties totaling approximately $2.5 million (net of minority interests’ share of approximately $2.1 million) to be reflected as gains on sales of real estate from discontinued operations in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2004. The application of SFAS No. 144 does not have an impact on net income available to common shareholders. SFAS No. 144 only impacts the presentation of these properties within the Consolidated Statements of Operations.

10.    Earnings Per Share

Earnings per share (“EPS”) has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net income and the number of common shares used in the computation of basic EPS, which is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. During 2004, the Company adopted EITF 03-6 “Participating Securities and the Two-Class Method under FASB 128” (“EITF 03-6”), which provides further guidance on the definition of participating securities. Pursuant to EITF 03-6, the Operating Partnership’s Series Two Preferred Units, which are reflected as Minority Interests in the Company’s Consolidated Balance Sheets, are considered participating securities and are included in the computation of basic and diluted earnings per share of both the Company and the Operating Partnership if the effect of applying the if-converted method is dilutive. The Series Two Preferred Units issued by the Operating Partnership enable the holders to obtain OP Units of the Operating Partnership, as well as Common Stock of the Company. Accordingly, for the reporting periods in which the Operating Partnership’s net income is in excess of distributions paid on the OP Units, LTIP Units and Series Two Preferred Units, such income is allocated to the OP Units, LTIP Units and Series Two Preferred

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Units in proportion to their respective interests and the impact is included in the Company’s consolidated basic and diluted earnings per share computation due to its holding of the Operating Partnership’s securities. Prior periods of the Operating Partnership and the Company have been restated to conform to the provisions of EITF 03-6. There were no amounts required to be allocated to the Series Two Preferred Units for the three months ended March 31, 2005 and 2004. Other potentially dilutive common shares, including securities of the Operating Partnership that are convertible into the Company’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	For the three months ended March 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations	$61,648	110,187	$0.56
Discontinued operations, net of minority interest	(406)	—	—

Net income available to common shareholders	61,242	110,187	0.56
Effect of Dilutive Securities:
Stock Based Compensation	—	2,177	(0.01)
Diluted Earnings:

Net income	$61,242	112,364	$0.55

	For the three months ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations	$61,894	100,890	$0.61
Discontinued operations, net of minority interest	4,154	—	0.04

Net income available to common shareholders	66,048	100,890	0.65
Effect of Dilutive Securities:
Stock Based Compensation	—	2,600	(0.01)
Diluted Earnings:

Net income	$66,048	103,490	$0.64

11.    Stock Option and Incentive Plan

During the three months ended March 31, 2005, the Company issued 12,317 shares of restricted stock and 202,391 LTIP Units under the stock option and incentive plan. The shares of restricted stock were valued at an aggregate of approximately $0.7 million ($57.99 per share). The LTIP Units were valued at an aggregate of approximately $11.8 million. An LTIP Unit is generally the economic equivalent of a share of restricted stock in the Company. The aggregate value of the LTIP Units is not included in Unearned Compensation within Stockholders’ Equity as such securities are those of the Operating Partnership and have been included in Minority Interests in the Consolidated Balance Sheets. Employees vest in restricted stock and LTIP Units over a five-year term. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted and the closing price of the Company’s Common Stock on the date of grant as quoted on the New York Stock Exchange. LTIP Units issued during the three months ended March 31, 2005 are valued using an option pricing model in accordance with the provisions of SFAS No. 123R. Such values are generally recognized as an expense ratably over the corresponding employee service period. Dividends or

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

distributions paid on both vested and unvested shares and units of restricted stock and LTIP Units are charged directly to Earnings in Excess of Dividends and Minority Interests, respectively, in the Consolidated Balance Sheets. In addition, in accordance with the modified prospective application transition provisions of SFAS No. 123R, the Company has recognized compensation expense of approximately $50,000 relating to its unvested stock options for the three months ended March 31, 2005. Stock-based compensation expense associated with all outstanding restricted stock and LTIP Unit awards and unvested stock options was approximately $2.1 million and $1.3 million for the three months ended March 31, 2005 and 2004, respectively.

12.    Segment Information

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Greater Boston, Greater Washington, D.C., Midtown Manhattan, Greater San Francisco and New Jersey. Segments by property type include: Class A Office, Office/Technical, Industrial and Hotels.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, interest expense, depreciation and amortization expense and losses from early extinguishments of debt are not included in Net Operating Income as the internal reporting addresses these items on a corporate level.

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

Information by geographic area and property type:

Three months ended March 31, 2005 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$74,095	$63,676	$126,613	$49,223	$16,554	$330,161
Office/Technical	2,164	3,687	—	—	—	5,851
Industrial	2	—	—	—	—	2
Hotels	14,002	—	—	—	—	14,002

Total	90,263	67,363	126,613	49,223	16,554	350,016

% of Total	25.79%	19.25%	36.17%	14.06%	4.73%	100.00%
Operating Expenses:
Class A	26,344	17,680	39,112	17,160	6,851	107,147
Office/Technical	536	801	—	—	—	1,337
Industrial	117	—	—	—	—	117
Hotels	12,286	—	—	—	—	12,286

Total	39,283	18,481	39,112	17,160	6,851	120,887

% of Total	32.50%	15.29%	32.35%	14.19%	5.67%	100.00%

Net Operating Income	$50,980	$48,882	$87,501	$32,063	$9,703	$229,129

% of Total	22.25%	21.34%	38.19%	13.99%	4.23%	100.00%

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three months ended March 31, 2004 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$68,720	$56,712	$110,696	$47,267	$18,457	$301,852
Office/Technical	2,222	3,295	—	134	—	5,651
Industrial	(2)	—	—	—	—	(2)
Hotels	13,178	—	—	—	—	13,178

Total	84,118	60,007	110,696	47,401	18,457	320,679

% of Total	26.23%	18.71%	34.52%	14.78%	5.76%	100.00%
Operating Expenses:
Class A	23,603	15,965	34,619	17,230	7,199	98,616
Office/Technical	555	815	—	31	—	1,401
Industrial	105	—	—	—	—	105
Hotels	11,678	—	—	—	—	11,678

Total	35,941	16,780	34,619	17,261	7,199	111,800

% of Total	32.15%	15.01%	30.96%	15.44%	6.44%	100.00%

Net Operating Income	$48,177	$43,227	$76,077	$30,140	$11,258	$208,879

% of Total	23.07%	20.69%	36.42%	14.43%	5.39%	100.00%

The following is a reconciliation of net operating income to net income available to common shareholders:

	Three months ended March 31,
	2005	2004
	(in thousands)
Net operating income	$229,129	$208,879
Add:
Development and management services income	4,536	3,322
Interest and other income	1,637	7,528
Minority interests in property partnerships	1,652	385
Income from unconsolidated joint ventures	1,335	1,377
Gains on sales of real estate, net of minority interest	—	6,698
Gains on sales of land held for development, net of minority interest	1,208	—
Income (loss) from discontinued operations, net of minority interest	(406)	1,633
Gains on sales of real estate from discontinued operations, net of minority interest	—	2,521
Less:
General and administrative expense	14,813	12,600
Interest expense	79,354	74,305
Depreciation and amortization expense	67,983	56,007
Losses from early extinguishments of debt	—	6,258
Minority interest in Operating Partnership	15,699	17,125

Net income available to common shareholders	$61,242	$66,048

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Newly Issued Accounting Standard

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity instrument issued. SFAS No. 123R is effective in fiscal periods beginning after June 15, 2005. The Company adopted the fair value recognition provisions of SFAS No. 123R prospectively to all employee awards granted, modified, or settled on or after January 1, 2005, and applied the modified prospective application transition provisions, upon adoption. All of the Company’s remaining unvested stock options vested on January 17, 2005. As a result, the Company’s adoption of SFAS No. 123R did not have a material impact on the Company’s cash flows, results of operations, financial position, or liquidity.

14.    Subsequent Events

On April 4, 2005, the Company executed a contract for the sale of Riverfront Plaza, a 910,000 net rentable square foot Class A office property located in Richmond, Virginia, for approximately $247.1 million. The sale is subject to the satisfaction of customary closing conditions and, although there can be no assurances that the sale will be consummated, the Company has no reason to believe that the closing will not occur as expected by the end of May 2005. The anticipated sale price exceeds the carrying value of the property.

On April 4, 2005, the Company executed a contract for the sale of 100 East Pratt Street, a 639,000 net rentable square foot Class A office property located in Baltimore, Maryland, for approximately $207.5 million. The sale is subject to the satisfaction of customary closing conditions and, although there can be no assurances that the sale will be consummated, the Company has no reason to believe that the closing will not occur as expected by the end of May 2005. The anticipated sale price exceeds the carrying value of the property.

On April 12, 2005, the Company obtained construction financing totaling $125.0 million collateralized by its Seven Cambridge Center development project located in Cambridge, Massachusetts. Seven Cambridge Center is a fully-leased, build-to-suit project with approximately 231,000 net rentable square feet of office, research laboratory and retail space plus parking for approximately 800 cars. The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures in April 2007 with a one-year extension option.

On April 20, 2005, the Company sold the Old Federal Reserve, a Class A office property totaling approximately 150,000 net rentable square feet located in San Francisco, California, at a sale price of approximately $46.8 million. The sale price for the property exceeded its carrying value.

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “result,” “should,” “will” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected by the forward-looking statements. We caution you that while forward-looking statements reflect our good-faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

•	risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments;

•	failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

•	risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

•	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

•	risks associated with actual or threatened terrorist attacks;

•	costs of compliance with the Americans with Disabilities Act and other similar laws;

•	potential liability for uninsured losses and environmental contamination;

•	risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and possible adverse changes in tax and environmental laws;

•	risks associated with possible state and local tax audits;

•	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

•	the other risk factors identified in our most recently filed annual report on Form 10-K, including those described under the caption “Risk Factors.”

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

Overview

We are a fully integrated self-administered and self-managed real estate investment trust (“REIT”) and one of the largest owners and developers of Class A office properties in the United States. Our properties are concentrated in five markets—Boston, midtown Manhattan, Washington, D.C., Princeton, New Jersey and San Francisco. We generate revenue and cash primarily by leasing our Class A office space to our existing and prospective tenants. Factors we consider when we lease space include creditworthiness of the tenant, the length of the lease, the rental rate to be paid, costs of tenant improvements, operating costs and real estate taxes, vacancy, current and anticipated future demand for office space and general economic factors.

During the first quarter of 2005, we have seen strong improvement in the office market conditions in New York City, Washington, D.C, Northern Virginia and San Francisco. The Suburban Boston and Princeton markets are showing modest signs of improvement while the Boston CBD and Cambridge and Montgomery County Maryland markets remained generally unchanged. The improvements noted above are resulting in higher rental rates and a moderation in landlord concessions. While we do not believe that the markets have reached a point where landlord pricing is unconstrained or where rents justify new speculative development, conditions have generally shown improvement.

During the quarter we executed transactions that will result in our exit from the Baltimore and Richmond markets from a direct ownership perspective, but we will continue to manage the properties sold. We believe the current conditions of the investment market will continue in 2005 and that investors will continue to place a premium on high quality, well located office buildings resulting in a reduction in total return expectations and higher sale prices. We continue to review our portfolio with a view towards additional sales. However, these conditions also make it more difficult to acquire assets at what we believe to be attractive rates of return.

We have been capitalizing on our ability to grow through our development pipeline which is where we feel we have core capabilities and the returns are attractive. We currently have three construction projects and one redevelopment project under way as well as multiple opportunities within our pipeline. We will continue to be patient as markets recover, demand grows and development proceeds on the significant pre-leased projects underway and stand ready to aggressively capitalize on opportunities with our well-positioned balance sheet where we can use our competitive edge to enhance performance.

The highlights of the three months ended March 31, 2005 included the following:

•	On February 8, 2005, together with an unrelated third party residential developer (collectively, the “Developer”), we executed a development agreement with The George Washington University (the “University”). The project will include the development of a site at Pennsylvania Avenue and Washington Circle in Washington, D.C. into a mixed-use project comprised of office, residential and retail space pursuant to ground leases to be entered into between the University and the Developer and subject to a rezoning of the site to permit such development. We will not have an interest in the development of the residential phase of the project.

•	On February 17, 2005, we obtained construction financing totaling $47.2 million collateralized by the Capital Gallery property in Washington, D.C. Capital Gallery is a Class A office property totaling approximately 397,000 net rentable square feet. The purpose of the financing is to fund a portion of the cost of an expansion project at the property. The expansion project entails removing a three-story low-rise section of the property comprised of 100,000 net rentable square feet from in-service status and redeveloping it into a ten-story office building. Upon completion, the total complex size will approximate 610,000 net rentable square feet. The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures in February 2008. The construction financing is with the same lender as the existing mortgage loan collateralized by the property.

•	On February 23, 2005, we sold a parcel of land at the Prudential Center located in Boston, Massachusetts, which is expected to be developed as the Mandarin Oriental, a hotel and condominium mixed-use complex, for a net sale price of approximately $31.5 million and an obligation of the buyer to fund an estimated $18.6 million of future improvements to the Prudential Center. See also Note 3 to the Notes to the Consolidated Financial Statements.

•	On February 28, 2005, we sold Decoverly Four and Five, consisting of two undeveloped land parcels located in Rockville, Maryland, for net cash proceeds of approximately $5.3 million.

•	On March 8, 2005, we entered into a joint venture with an unrelated third party to develop a build-to-suit Class A office building totaling 318,000 net rentable square feet at 505 9th Street in Washington, D.C. The joint venture partner contributed the land for a 50% interest. Upon commencement of construction on the project, we will be required to issue to the joint venture partner for our 50% interest approximately 345,000 OP Units, subject to adjustment based upon the average price of our common stock approaching the time of issuance. The joint venture subsequently entered into a fifteen year lease with a major law firm to occupy 230,000 net rentable square feet of the building.

•	On March 11, 2005, a joint venture, in which we have an effective ownership interest of approximately 23.9%, obtained construction financing totaling $96.5 million. The financing is collateralized by the Wisconsin Place development project in Chevy Chase, Maryland. Wisconsin Place is a mixed-use development project consisting of office, retail and residential properties. The construction financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum and matures in March 2009 with a one-year extension option.

•	We placed-in-service 901 New York Avenue, a 539,000 net rentable square foot Class A office property located in Washington, D.C., in which we have a 25% ownership interest. This property is 96% leased.

Transactions completed subsequent to March 31, 2005:

•	On April 4, 2005, we executed a contract for the sale of Riverfront Plaza, a 910,000 net rentable square foot Class A office property located in Richmond, Virginia, for approximately $247.1 million. The sale is subject to the satisfaction of customary closing conditions and, although there can be no assurances that the sale will be consummated, we have no reason to believe that the closing will not occur as expected by the end of May 2005.

•	On April 4, 2005, we executed a contract for the sale of 100 East Pratt Street, a 639,000 net rentable square foot Class A office property located in Baltimore, Maryland, for approximately $207.5 million. The sale is subject to the satisfaction of customary closing conditions and, although there can be no assurances that the sale will be consummated, we have no reason to believe that the closing will not occur as expected by the end of May 2005.

•	On April 12, 2005, we obtained construction financing totaling $125.0 million collateralized by our Seven Cambridge Center development project located in Cambridge, Massachusetts. Seven Cambridge Center is a fully-leased, build-to-suit project with approximately 231,000 net rentable square feet of office, research laboratory and retail space plus parking for approximately 800 cars. The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures in April 2007 with a one-year extension option.

•	On April 20, 2005, we sold the Old Federal Reserve, a Class A office property totaling approximately 150,000 net rentable square feet located in San Francisco, California, at a sale price of approximately $46.8 million.

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

Real Estate

Upon acquisitions of real estate, we assess the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, “above-” and “below- market” leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and allocate the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings at replacement cost. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenant’s credit quality and expectations of lease renewals. Based on our acquisitions to date, our allocation to customer relationship intangible assets has been immaterial.

We record acquired “above-” and “below- market” leases at their fair values using a discount rate which reflects the risks associated with the leases acquired, equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

Real estate is stated at depreciated cost. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development.

Management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be “long-lived assets to be held and used” as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

SFAS No. 144 which was adopted on January 1, 2002, requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) on the eventual disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan which will be repaid or assigned upon sale). Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets.

A variety of costs are incurred in the acquisition, development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on our development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” The costs of land and building under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction.

Investments in Unconsolidated Joint Ventures

Except for ownership interests in a variable interest entity, we account for our investments in joint ventures under the equity method of accounting because we exercise significant influence over, but do not control, these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and are subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years. Under the equity method of accounting, our net equity is reflected on the consolidated balance sheets, and our share of net income or loss from the joint ventures is included on the consolidated statements of operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses, however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. For ownership interest in variable interest entities, we consolidate those in which we are the primary beneficiary.

Revenue Recognition

Base rental revenue is reported on a straight-line basis over the terms of our respective leases. In accordance with SFAS No. 141, we recognize rental revenue of acquired in-place “above-” and “below- market” leases at their fair values over the terms of the respective leases. Accrued rental income represents rental income recognized in excess of rent payments actually received pursuant to the terms of the individual lease agreements.

Our leasing strategy is generally to secure financially stable tenants that meet our underwriting guidelines. Furthermore, following the initiation of a lease, we continue to actively monitor the tenant’s creditworthiness to ensure that all tenant related assets are recorded at their realizable value. When assessing tenant credit quality, we:

•	Review relevant financial information, including:

•	financial ratios;

•	net worth;

•	debt to market capitalization; and

•	liquidity

•	Evaluate the depth and experience of the tenant’s management team

•	Perform an analysis of the tenant’s industry.

As a result of the underwriting process, tenants are then categorized into one of three categories:

•	low risk tenants

•	the tenant’s credit is such that we require collateral

•	require security deposit

•	reduce up-front tenant improvement investment

•	tenant’s credit is below our acceptable parameters.

We maintain a rigorous process of monitoring the credit quality of our tenant base. We provide an allowance for doubtful accounts arising from estimated losses that could result from the tenant’s inability to make required current rent payments and an allowance against accrued rental income for future potential losses that we deem to be unrecoverable over the term of the lease.

Tenant receivables are assigned a credit rating of 1-4 with a rating of 1 representing the highest possible rating with no allowance recorded and a rating of 4 representing the lowest credit rating, recording a full reserve against the receivable balance. Among the factors considered in determining the credit ratings are:

•	payment history;

•	credit status and change in status (credit ratings for public companies are used as a primary metric);

•	change in tenant space needs (i.e., expansion/downsize);

•	tenant financial performance;

•	economic conditions in a specific geographic region; and

•	industry specific credit considerations.

If our estimates of collectibility differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases was approximately 7.6 years as of March 31, 2005. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and continual monitoring of our portfolio to identify potential problem tenants.

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

Management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight line basis, since such fees are contingent upon the collection of rents.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the three months ended March 31, 2005 and 2004.

At March 31, 2005 and March 31, 2004, we owned or had interests in a portfolio of 125 and 129 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data are comparable. Therefore, the comparison of operating results for the three months ended March 31, 2005 and 2004 show separately changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the Total Property Portfolio.

In our analysis of operating results, particularly to make comparisons of net operating income between periods meaningful, it is important to provide information for properties that were in-service and owned by us throughout each period presented. We refer to properties acquired or placed in-service prior to the beginning of the earliest period presented and owned by us through the end of the latest period presented as our Same Property Portfolio. The Same Property Portfolio therefore excludes properties placed in-service, acquired or repositioned after the beginning of the earliest period presented, or disposed of prior to the end of the latest period presented.

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income available to common shareholders, the most directly comparable GAAP financial measure, plus minority interest in

Operating Partnership, depreciation and amortization, interest expense, general and administrative expenses, losses from early extinguishments of debt less gains on sales of real estate from discontinued operations (net of minority interest), income from discontinued operations (net of minority interest), gains on sales of real estate and land held for development (net of minority interest), income from unconsolidated joint ventures, minority interests in property partnerships, interest and other income and development and management services income. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 115 properties totaling approximately 30.9 net rentable million square feet of office space, including three hotel properties, acquired or placed in-service on or prior to January 1, 2004 and owned through March 31, 2005. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after January 1, 2004 or disposed of on or prior to March 31, 2005. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended March 31, 2005 and 2004 with respect to the properties which were sold, acquired, placed in-service or repositioned.

In September 2004, we commenced the redevelopment of our Capital Gallery property in Washington, D.C. Capital Gallery is a Class A office property totaling approximately 397,000 net rentable square feet. The project entails removing a three-story low-rise section of the property comprised of 100,000 net rentable square feet from in-service status and developing it into a ten-story office building resulting in a total complex size of approximately 610,000 net rentable square feet upon completion. This property is included in Properties Repositioned for the three months ended March 31, 2005 and March 31, 2004.

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Properties Repositioned		Total Portfolio
(dollars in thousands)	2005	2004	Increase/ (Decrease)	% Change	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$305,516	$301,459	$4,057	1.35%	$—	$134	$6,854	$195	$19,105	$239	$3,313	$3,916	$334,788	$305,943	$28,845	9.43%
Termination Income	1,226	1,558	(332)	(21.31)%	—	—	—	—	—	—	—	—	1,226	1,558	(332)	(21.31)%

Total Rental Revenue	306,742	303,017	3,725	1.23%	—	134	6,854	195	19,105	239	3,313	3,916	336,014	307,501	28,513	9.27%

Operating Expenses	103,175	98,856	4,319	4.37%	—	25	1,401	37	3,239	—	786	1,204	108,601	100,122	8,479	8.47%

Net Operating Income, excluding hotels	203,567	204,161	(594)	(0.29)%	—	109	5,453	158	15,866	239	2,527	2,712	227,413	207,379	20,034	9.66%

Hotel Net Operating Income (1)	1,716	1,500	216	14.40%	—	—	—	—	—	—	—	—	1,716	1,500	216	14.40%

Consolidated Net Operating Income (1)	205,283	205,661	(378)	(0.18)%	—	109	5,453	158	15,866	239	2,527	2,712	229,129	208,879	20,250	9.69%

Other Revenue:
Development and Management Services	—	—	—	—	—	—	—	—	—	—	—	—	4,536	3,322	1,214	36.54%
Interest and Other	—	—	—	—	—	—	—	—	—	—	—	—	1,637	7,528	(5,891)	(78.25)%

Total Other Revenue	—	—	—	—	—	—	—	—	—	—	—	—	6,173	10,850	(4,677)	(43.11)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	—	—	14,813	12,600	2,213	17.56%
Interest	—	—	—	—	—	—	—	—	—	—	—	—	79,354	74,305	5,049	6.79%
Depreciation and amortization	61,822	55,501	6,321	11.39%	—	22	1,294	—	4,424	—	443	484	67,983	56,007	11,976	21.38%
Losses from early extinguishments of debt	—	—	—	—	—	—	—	—	—	—	—	—	—	6,258	(6,258)	(100.00)%

Total Other Expenses	61,822	55,501	6,321	11.39%	—	22	1,294	—	4,424	—	443	484	162,150	149,170	12,980	8.70%

Income before minority interests	$143,461	$150,160	$(6,699)	(4.46)%	—	$87	$4,159	$158	$11,442	$239	$2,084	$2,228	$73,152	$70,559	2,593	3.67%
Income from unconsolidated joint ventures	$1,174	$1,074	$100	9.31%	—	$303	$28	$—	$133	$—	—	—	1,335	1,377	(42)	(3.05)%

Income (loss) from discontinued operations, net of minority interest	$(406)	$638	$(1,044)	(163.64)%	$—	$995	—	—	—	—	—	—	(406)	1,633	(2,039)	(124.86)%
Minority interests in property partnerships													1,652	385	1,267	329.09%
Minority interest in Operating Partnership													(15,699)	(17,125)	1,426	8.33%
Gains on sales of real estate, net of minority interest													—	6,698	(6,698)	(100.00)%
Gains on sales of land held for development, net of minority interest													1,208	—	1,208	100.00%
Gains on sales of real estate from discontinued operations, net of minority interest													—	2,521	(2,521)	(100.00)%

Net Income available to common shareholders													$61,242	$66,048	(4,806)	(7.28)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 26.

Rental Revenue

The increase in rental revenue of $28.8 million in the Total Property Portfolio primarily relates to placing into service Times Square Tower and New Dominion Technology Park, Building Two during the third quarter of 2004 as detailed below. These additions added approximately $18.9 million to rental revenue.

Property	Date Placed in Service	Revenue for the three months ended March 31,
		2005	2004	Change
		(in thousands)
Times Square Tower	3rd Quarter 2004	$16,724	$239	$16,485
New Dominion Technology Park, Building Two	3rd Quarter 2004	2,381	—	2,381

Total		$19,105	$239	$18,866

The purchase of the remaining interest in 140 Kendrick Street as of March 24, 2004 and the acquisition of 1330 Connecticut Avenue on April 1, 2004 increased revenue by approximately $6.7 million, as detailed below:

Property	Date Acquired	Revenue for the three months ended March 31,
		2005	2004	Change
		(in thousands)
1330 Connecticut Avenue	April 1, 2004	$3,699	$—	$3,699
140 Kendrick Street	March 24, 2004	3,155	195	2,960

Total		$6,854	$195	$6,659

The Same Property Portfolio increased $4.1 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Included in rental revenue is an overall increase in base rental revenue of approximately $3.5 million, approximately $1.0 million relating to the settlement of a tenant lawsuit as well as the continued lease up at our Gateway Complex project in South San Francisco. As of March 31, 2005, our Total Property Portfolio weighted average rent is $41.85 per square foot versus $41.23 per square foot as of March 31, 2004. Recoveries from tenants increased approximately $1.2 million as well as an increase of approximately $0.4 million related to parking and other income for the three months ended March 31, 2005 compared to March 31, 2004.

Offsetting the increases to the Same Property Portfolio was a decrease of $1.1 million for straight-line rent. We anticipate that we will experience a roll down of approximately 15% to 20% in gross rents on our 2005 expiring leases.

Termination Income

Termination income for the three months ended March 31, 2005 was related to seven tenants across the portfolio that terminated their leases and made termination payments totaling approximately $1.2 million. This compared to termination income earned for the three months ended March 31, 2004 related to nine tenants totaling $1.6 million. We expect additional termination income between the range of $1.0 million to $3.0 million during the remainder of 2005.

Interest and Other Income

Interest and other income decreased by $5.9 million for the three months ended March 31, 2005. In the first quarter of 2004 we recognized a net amount of approximately $7.0 million in connection with the termination by a third-party of an agreement to enter into a ground lease with us. Interest income has increased approximately $1.0 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due to higher cash balances as well as higher interest rates during the three months ended March 31, 2005 compared to 2004. To the extent we do not use our cash balance we anticipate interest income to increase slightly based on anticipated increases in interest rates.

Operating Expenses

Property operating expenses in the Total Property Portfolio (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) increased by $8.5 million. The placing into service of Times Square Tower and New Dominion Technology Park, Building Two during the third quarter of 2004 increased operating expenses by approximately $3.2 million, as detailed below.

Property	Date Placed in Service	Operating Expenses for the three months ended March 31,
		2005	2004	Change
		(in thousands)
Times Square Tower	3rd Quarter 2004	$2,896	$—	$2,896
New Dominion Technology Park, Building Two	3rd Quarter 2004	343	—	343

Total		$3,239	$—	$3,239

In addition, approximately $1.4 million of the increase in Total Property Portfolio operating expenses primarily relates to the acquisitions of 140 Kendrick Street and 1330 Connecticut Avenue, as detailed below:

Property	Date Acquired	Operating Expenses three months ended March 31,
		2005	2004	Change
		(in thousands)
1330 Connecticut Avenue	April 1, 2004	$1,014	$—	$1,014
140 Kendrick Street	March 24, 2004	386	37	349

Total		$1,400	$37	$1,363

Same Property Portfolio operating expenses increased approximately $4.3 million for the three months ended March 31, 2005. Real estate tax expense increased approximately $3.0 million for the three months ended March 31, 2005 due to increased real estate tax assessments, with approximately half of this increase specifically attributed to New York City. Costs related to roads and ground services (including snow removal) increased by approximately $1.1 million for the three months ended March 31, 2005 as a result of the winter weather in the Northeast.

Hotel Net Operating Income

Net operating income for the hotel properties increased by approximately $0.2 million, or approximately 14.40%, for the three months ended March 31, 2005 compared to March 31, 2004. The hotels continue to show improvement and we expect the hotels to contribute an aggregate of approximately $22.0 million to $23.5 million of hotel net operating income for the year ended December 31, 2005.

The following reflects our occupancy and rate information for the three hotel properties for the three months ended March 31, 2005 and 2004:

	2005	2004	Increase
Occupancy	71.1%	71.1%	0.0%
Average daily rate	$153.66	$144.77	6.1%
Revenue per available room, REVPAR	$109.07	$103.6	5.3%

Development and Management Services

Our third-party fee income increased approximately $1.2 million for the three months ended March 31, 2005 compared to 2004 of which approximately $1.0 million is related to management fees. On February 8, 2005, we entered into a development agreement with The George Washington University. The project will include the development of a site at Pennsylvania Avenue and Washington Circle in Washington, D.C. as a mixed-use project. On March 8, 2005, we entered into a joint venture with an unrelated third party to develop a build-to-suit Class A office building at 505 9th Street in Washington, D.C. We expect to devote significant energy and capital to our current and future development pipeline in 2005 and into 2006. We currently have four active construction projects underway which aggregate a total investment of $292.4 million, as detailed below:

Development Properties	Location	Estimated Total Investment
		(in thousands)
Seven Cambridge Center and West Garage	Cambridge, MA	$145,934
Parcel E (12290 Sunrise Valley)	Reston, VA	45,754
Capital Gallery Expansion	Washington, D.C.	69,100
Wisconsin Place- Infrastructure (23.89% ownership)	Chevy Chase, MD	31,626

Total Development Properties		$292,414

Other Expenses

General and Administrative

General and administrative expenses in the Total Property Portfolio increased for the three months ended March 31, 2005 compared to March 31, 2004 by $2.2 million, or 17.56%. A majority of the increase is attributed to compensation expense increases during 2005. An aggregate of approximately $0.8 million of the increase is attributable to changes in the form of long-term equity-based compensation, as further described below.

Commencing in 2003, we issued restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under the 1997 Stock Option and Incentive Plan as our primary vehicle for employee equity compensation. An LTIP unit is generally the economic equivalent of a share of our restricted stock. Employees vest in restricted stock and LTIP Units over a five-year term (0%, 0%, 25%, 35%, and 40%). Restricted stock and LTIP Units are measured at fair market value on the date of grant based on the number of shares or units granted and the closing price of our common stock on the date of grant as reported on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. LTIP Units which were issued in January 2005 and future LTIP awards will be valued using an option pricing model in accordance with the provisions of SFAS No. 123R. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “Stock-based compensation.” Stock-based compensation expense associated with $6.1 million of restricted stock that was granted in January 2003 will generally be expensed ratably as such restricted stock and LTIP Units vests over a five-year vesting period. Stock-based compensation associated with approximately $9.7 million of restricted stock and LTIP units granted in January 2004 and approximately $12.5 million of restricted stock and LTIP units granted in January 2005 will also be incurred ratably as such restricted stock and LTIP Units vest. To the extent we continue to grant restricted stock and LTIP awards, our expense will continue to increase significantly until 2008 even if there are no future increases in the aggregate value of restricted equity granted each year. This is because we expense the value of the restricted stock and LTIP awards ratably over the five-year vesting period and a full run-rate will not be achieved until 2008.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $5.0 million for the three months ended March 31, 2005 compared to March 31, 2004. The majority of the increase is due to the cessation of interest capitalization at Times Square Tower and New Dominion Technology Park, Building Two, as well as the acquisition of 140 Kendrick Street and 1330 Connecticut Avenue, which were offset by the repayment of outstanding mortgage debt on One and Two Reston Overlook, as well as the 12300 and 12310 Sunrise Valley Drive building in the beginning of 2004. Our variable rate debt now consists entirely of our refinanced construction loan on Times Square Tower. The following summarizes our outstanding debt as of March 31, 2005 compared with March 31, 2004.

	March 31,
	2005	2004
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$4,575,918	$4,500,701
Variable rate	435,098	410,060

Total	$5,011,016	$4,910,761

Percent of total debt:
Fixed rate	91.32%	91.65%
Variable rate	8.68%	8.35%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.66%	6.67%
Variable rate	3.59%	2.10%

Total	6.39%	6.28%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $12.0 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The additions to the Total Property Portfolio through acquisitions and placing properties in service increased depreciation and amortization expense by approximately $5.7 million, as detailed below.

	Acquired/Placed in Service	Depreciation for the three months ended March 31,
Property		2005	2004	Change
		(in thousands)
Times Square Tower	Placed in service	$3,998	$—	$3,998
1330 Connecticut Avenue	Acquired	787	—	787
140 Kendrick Street	Acquired	507	—	507
New Dominion Technology Park, Building Two	Placed in service	426	—	426

Total Additions		$5,718	$—	$5,718

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the three months ended March 31, 2005 and March 31, 2004 were $1.6 million and $1.4 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the three months ended March 31, 2005 and 2004 was $0.7 million and $4.9 million, respectively. These costs are not included in the interest expense referenced above.

During the third quarter of 2004, we placed into service the development projects comprised of Times Square Tower and New Dominion Technology Park, Building Two and ceased capitalizing interest in accordance with our capitalization policy.

Joint Ventures

During the first quarter of 2005, we placed into service 901 New York Avenue, a 539,000 net rentable square foot Class A office property located in Washington, D.C., in which we have a 25% ownership interest. The addition of this property contributed approximately $0.1 million to joint venture income for the three months ended March 31, 2005. As of May 5, 2005, this property is 96% leased.

Other

The decrease in income (loss) from discontinued operations in the Total Property Portfolio for the three months ended March 31, 2005 was a result of properties sold or designated as held for sale during 2004 which are no longer included in our operations as of March 31, 2005. Below is a list of properties included in discontinued operations for the three months ended March 31, 2005 and 2004:

Three months ended March 31, 2005	Three months ended March 31, 2004
Old Federal Reserve	Old Federal Reserve
Sugarland Business Park-Building One
204 Second Avenue
560 Forbes Boulevard
Decoverly Two, Three, Six and Seven
38 Cabot Boulevard
The Arboretum
430 Rozzi Place
Sugarland Business Park-Building Two

Gains on the sales of land held for development for the three months ended March 31, 2005 in the Total Property Portfolio relate to the sale of Decoverly Four and Five, consisting of two undeveloped land parcels located in Rockville, Maryland. Gains on the sales of real estate for the three months ended March 31, 2004 in the Total Property Portfolio relate to the sale of Hilltop Office Center. Hilltop Office Center is not included in discontinued operations due to our continuing involvement in the management, for a fee equivalent to market, of this property after its sale.

Properties included in our gains on sales of real estate from discontinued operations for the three months ended March 31, 2004 in the Total Property Portfolio are related to the sale of 430 Rozzi Place and Sugarland Business Park- Building Two.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are to:

•	fund normal recurring expenses;

•	meet debt service requirements including the repayment or refinancing of $582 million of indebtedness that matures within the twelve month period, $225 million of which matures in July 2005 and the remainder in the first quarter of 2006;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund current development costs not covered under construction loans;

•	fund new property acquisitions; and

•	make the minimum distribution required to maintain our REIT qualification under the Internal Revenue Code of 1986, as amended.

We believe that these needs will be satisfied using cash flows generated by operations and provided by financing activities. Base rental revenue, recovery income from tenants, other income from operations and refinancing of maturing indebtedness are our principal sources of capital used to pay operating expenses, debt service, recurring capital expenditures and the minimum distribution required to maintain our REIT qualification. We seek to increase income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and maximize rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our office real estate management, leasing, development and construction businesses. Consequently, we believe our revenue, together with proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs. However, material changes in these factors may adversely affect our net cash flows. Such changes, in turn, would adversely affect our ability to fund distributions, debt service payments and tenant improvements. In addition, a material adverse change in our cash provided by operations may affect the financial covenants under our unsecured line of credit and unsecured senior notes.

Our principal liquidity needs for periods beyond twelve months are for the costs of developments, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements. We expect to satisfy these needs during the next twelve months and beyond using one or more of the following:

•	construction loans;

•	long-term secured and unsecured indebtedness;

•	income from operations;

•	income from joint ventures;

•	sales of real estate;

•	issuances of our equity securities and/or additional preferred or common units of partnership interest in Boston Properties Limited Partnership; and

•	our unsecured revolving line of credit or other short-term bridge facilities.

We draw on multiple financing sources to fund our long-term capital needs. We expect to refinance our debt maturing at 599 Lexington Avenue totaling $225.0 million on or prior to its maturity date of July 2005. Our unsecured line of credit is utilized primarily as a bridge facility to fund acquisition opportunities and to meet short-term development and working capital needs. We generally fund our development projects with construction loans that may be partially guaranteed by Boston Properties Limited Partnership until project completion or lease-up thresholds are achieved.

Cash Flow Summary

Cash and cash equivalents were $209.3 million and $182.2 million at March 31, 2005 and March 31, 2004, respectively, representing an increase of $27.1 million. The following represents increases and decreases in cash flows for the three months ended March 31, 2005 versus March 31, 2004:

	Three months ended March 31,
	2005	2004	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$83,647	$87,860	$(4,213)
Net cash used in investing activities	$(58,193)	$(51,236)	$(6,957)
Net cash provided by (used in) financing activities	$(55,491)	$122,841	$(178,332)

Our principal source of cash flow is related to the operation of our office properties. We also issued 5,700,000 shares of our common stock in a public offering in March 2004. The average term of a tenant lease is approximately 7.6 years with occupancy rates historically in the range of 92% to 98%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements.

Cash is used in investing activities to fund acquisitions, development and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash used in investing activities for the three months ended March 31, 2005 consisted of the following:

(in thousands)
Acquisitions/additions to real estate	$(39,717)
Construction in progress	(24,202)
Recurring capital expenditures	(1,461)
Planned non-recurring capital expenditures associated with acquisition properties	(962)
Hotel improvements, equipment upgrades and replacements	(516)

The cash used in investing is offset by:
Net investments in unconsolidated joint ventures	3,376
Proceeds from the sales of real estate	5,289

Net cash used in investing activities	$(58,193)

Cash used in financing activities for the three months ended March 31, 2005 totaled approximately $55.5 million. This consisted of payments of dividends and distributions to shareholders and unitholders offset by proceeds received from the parcel of land at the Prudential Center which has been accounted for as a financing transaction. Future debt payments are discussed below under the heading “Capitalization.”

Capitalization

At March 31, 2005, our total consolidated debt was approximately $5.0 billion. The weighted-average annual interest rate on our consolidated indebtedness was 6.39% and the weighted-average maturity was approximately 5.4 years.

Debt to total market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total market capitalization was approximately $13.3 billion at March 31, 2005. Total market capitalization was calculated using the March 31, 2005 closing stock price of $60.23 per common share and the following: (1) 110,442,176 shares of our common stock, (2) 21,462,391 outstanding common units of partnership interest in Boston Properties Limited Partnership (excluding common units held by Boston Properties, Inc.), (3) an aggregate of 5,357,399 common units issuable upon conversion of all outstanding preferred units of partnership interest in Boston Properties Limited Partnership, (4) an aggregate of 372,229 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (5) our consolidated debt totaling approximately $5.0 billion. Our total consolidated debt at March 31, 2005 represented approximately 37.67% of our total market capitalization. This percentage will fluctuate with changes in the market price of our common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the debt to total market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

Debt Financing

As of March 31, 2005, we had approximately $5.0 billion of outstanding indebtedness, representing 37.67% of our total market capitalization as calculated above under the heading “Capitalization,” consisting of (1) 1.471 billion in publicly traded unsecured debt having an average interest rate of 5.95% and maturities in 2013 and 2015 and (2) $3.540 billion of property-specific debt. We had no outstanding borrowings under our unsecured line of credit as of March 31, 2005. The table below summarizes our mortgage notes payable, our senior unsecured notes and our revolving line of credit at March 31, 2005 and 2004:

	March 31,
	2005	2004
	(dollars in thousands)
DEBT SUMMARY:
Balance
Fixed rate mortgages	$3,105,144	$3,030,291
Variable rate mortgages	435,098	410,060
Senior unsecured notes	1,470,774	1,470,410
Unsecured credit facility	—	—

Total	$5,011,016	$4,910,761

Percent of total debt:
Fixed rate	91.32%	91.65%
Variable rate	8.68%	8.35%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.66%	6.67%
Variable rate	3.59%	2.10%

Total	6.39%	6.28%

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

We believe we are in compliance with the financial and other covenants listed above.

At March 31, 2005, we had letters of credit totaling $8.1 million outstanding under our Unsecured Line of Credit and no outstanding borrowings under our line of credit. We had the ability to borrow an additional $596.9 million under our Unsecured Line of Credit. As of May 5, 2005 we had no outstanding borrowings under our Unsecured Line of Credit.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of March 31, 2005 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate (1)	Principal Amount	Maturity Date (2)
10 Year Unsecured Senior Notes	6.250%	6.296%	$750,000	01/15/13
10 Year Unsecured Senior Notes	6.250%	6.280%	175,000	01/15/13
12 Year Unsecured Senior Notes	5.625%	5.636%	300,000	04/15/15
12 Year Unsecured Senior Notes	5.000%	5.075%	250,000	06/01/15

Total principal			1,475,000
Net discount			(4,226)

Total			$1,470,774

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points, in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of March 31, 2005 we were in compliance with each of these financial restrictions and requirements.

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

Mortgage Notes Payable

The following represents the outstanding principal balances due under the first mortgages at March 31, 2005:

Properties	Interest Rate	Principal Amount		Maturity Date
		(in thousands)
Citigroup Center	7.19%	$503,106		May 11, 2011
Times Square Tower	3.59%	435,098	(1)	January 23, 2007
Embarcadero Center One, Two and Federal Reserve	6.70%	294,174	(2)	December 10, 2008
Prudential Center	6.72%	274,236		July 1, 2008
280 Park Avenue	7.64%	258,580		February 1, 2011
599 Lexington Avenue	7.00%	225,000		July 19, 2005
Embarcadero Center Four	6.79%	140,957		February 1, 2008
Embarcadero Center Three	6.40%	137,291		January 1, 2007
Riverfront Plaza	6.61%	104,527	(3)	February 1, 2008
Democracy Center	7.05%	99,998		April 1, 2009
Embarcadero Center West Tower	6.50%	91,663		January 1, 2006
100 East Pratt Street	6.73%	84,345	(3)	November 1, 2008
601 and 651 Gateway Boulevard	3.50%	82,835	(4)	September 1, 2006
One Freedom Square	5.33%	81,445	(5)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.55%	63,000	(6)	September 30, 2014
140 Kendrick Street	5.21%	60,880	(7)	July 1, 2013
202, 206 & 214 Carnegie Center	8.13%	60,384		October 1, 2010
1330 Connecticut Avenue	4.65%	58,937	(8)	February 26, 2011
New Dominion Tech. Park, Bldg. One	7.69%	57,308		January 15, 2021
Reservoir Place	5.82%	54,447	(9)	July 1, 2009
Capital Gallery	8.24%	51,807		August 15, 2006
504, 506 & 508 Carnegie Center	7.39%	44,298		January 1, 2008
10 and 20 Burlington Mall Road	7.25%	37,738	(10)	October 1, 2011
Ten Cambridge Center	8.27%	33,428		May 1, 2010
Sumner Square	7.35%	28,602		September 1, 2013
1301 New York Avenue	7.14%	27,664	(11)	August 15, 2009
Eight Cambridge Center	7.73%	26,293		July 15, 2010
510 Carnegie Center	7.39%	25,411		January 1, 2008
University Place	6.94%	22,578		August 1, 2021
Reston Corporate Center	6.56%	22,456		May 1, 2008
Bedford Business Park	8.50%	19,136		December 10, 2008
191 Spring Street	8.50%	18,786		September 1, 2006
101 Carnegie Center	7.66%	6,929		April 1, 2006
Montvale Center	8.59%	6,905		December 1, 2006

Total		$3,540,242

(1)	This facility totals $475.0 million and is comprised of two tranches. The first tranche consists of a $300.0 million loan commitment which bears interest at LIBOR plus 0.90% per annum and matures in January 2006. The first tranche includes a provision for a one-year extension at our option. The second tranche consists of a $175.0 million term loan which bears interest at LIBOR plus 1.00% per annum and matures in January 2007.
(2)	The Old Federal Reserve was released from collateral on this loan in connection with the sale of the property on April 20, 2005.
(3)	Subsequent to March 31, 2005, we executed a contract for the sale of Riverfront and 100 East Pratt Street. The sales are subject to the satisfaction of customary closing conditions and there can be no assurances that the sales will be consummated. In connection with the dispositions, we anticipate incurring a loss from early extinguishment of debt aggregating approximately $12.7 million.
(4)	The mortgage loan matures on September 1, 2006 with an option held by the lender, subject to certain conditions, to extend the term to October 1, 2010. If extended, the loan will require payments of principal and interest at a fixed interest rate of 8.00% per annum based on a 27-year amortization period.

(5)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at March 31, 2005 was $73.9 million and the stated interest rate was 7.75%.
(6)	The mortgage loan requires interest only payments through maturity.
(7)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at March 31, 2005 was $54.9 million and the stated interest rate was 7.51%.
(8)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at March 31, 2005 was $51.5 million and the stated interest rate was 7.58%.
(9)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at March 31, 2005 was $52.2 million and the stated interest rate was 7.0%.
(10)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(11)	Includes outstanding principal in the amounts of $18.9 million, $5.9 million and $2.9 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.

Off Balance Sheet Arrangements-Joint Venture Indebtedness

As of March 31, 2005, we had investments in eight unconsolidated joint ventures, of which six have mortgage indebtedness, with equity ownership ranging from 23-51%. We do not have control of these partnerships nor are we the primary beneficiary for variable interest entities and, therefore, we account for them using the equity method of accounting. See also Note 4 to the consolidated financial statements. At March 31, 2005, our share of the debt related to these investments was equal to approximately $199.3 million. The table below summarizes our share of the outstanding debt (based on our respective ownership interests) in these joint venture properties at March 31, 2005.

Properties	Interest Rate	Principal Amount	Maturity Date
		(in thousands)
Metropolitan Square (51%)	8.23%	$68,089	May 1, 2010
Market Square North (50%)	7.70%	46,683	December 19, 2010
901 New York Avenue (25%) (1)	5.19%	42,500	January 1, 2015
265 Franklin Street (35%) (2)	3.85%	19,250	September 30, 2007
Worldgate Plaza (25%) (3)	3.58%	14,250	October 1, 2007
Wisconsin Place (23.89%) (4)	—	8,490	See note 4

Total	6.60%	$199,262

(1)	We have agreed to guarantee up to $3.0 million of mortgage financing and our partner has pledged $9.0 million in a cash escrow account to further secure the loan on behalf of the entity. The amounts guaranteed and pledged are subject to decrease (and elimination) upon satisfaction of certain operating performance and financial measures. On April 25, 2005, the guarantee obligation was released by the lender.
(2)	The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.10% per annum.
(3)	This property is owned by the Value Added Fund. The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.89% per annum and matures in October, 2007, with two one-year extension options. In addition, the Value Added Fund entered into an agreement to cap the interest rate at 9.5% for a nominal fee.
(4)	In accordance with EITF 98-1, the principal amount on $5.6 million of debt was adjusted to reflect the fair value of the note ($5.2 million) using an effective interest rate of 4.38% per annum. This note is non-interest bearing and matures in January 2008. The weighted average rates exclude the impact of this note. We have agreed, together with the other third-party joint venture partners to guarantee the seller financing on behalf of the land and infrastructure entity.

In addition, the venture obtained financing for approximately $13.8 million, of which our share is $3.3 million at a variable rate equal to LIBOR plus 1.50% per annum and matures March 2009. The interest rate as of March 31, 2005 was 4.57%.

State and Local Tax Matters

Because we are organized and qualify as a REIT, we are generally not subject to federal income taxes, but subject to certain state and local taxes. In the normal course of business, certain entities through which we own real estate either have undergone, or are currently undergoing, tax audits or other inquiries. Although we believe that we have substantial arguments in favor of our positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.

Insurance

We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act, or TRIA, was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) through December 31, 2004, which date was extended to December 31, 2005 by the United States Department of Treasury on June 18, 2004. TRIA expires on December 31, 2005, and we cannot currently anticipate whether it will be extended. Effective as of April 15, 2005, our property insurance program per occurrence limits were increased from $890 million to $1 billion, including coverage for both “certified” and “non-certified” acts of terrorism as defined by TRIA. We also carry nuclear, biological and chemical terrorism insurance coverage (“NBC Coverage”) for “certified” acts of terrorism as defined by TRIA, which is provided by IXP, Inc. as a direct insurer. Effective as of April 1, 2005, we extended the NBC Coverage to March 1, 2006 and the per occurrence limit for the NBC Coverage was increased from $640 million to $890 million. Effective as of May 2, 2005, this limit for NBC Coverage was increased to $1 billion. Under TRIA, the NBC Coverage is backstopped by the Federal Government after the payment of the required deductible and 10% coinsurance. In the event TRIA is not extended beyond December 31, 2005, (1) the NBC Coverage provided by IXP will terminate, and (2) a portion of our coverage for what would have constituted “certified” and “non-certified” acts of terrorism (other than NBC Coverage) had TRIA not expired will terminate and we will have the right to replace a portion of such terminated coverage. In the event TRIA is extended on terms which could expose IXP to a material increase in risk, we may elect to terminate the NBC coverage provided by IXP. We intend to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

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

In January 2002, we formed a wholly-owned taxable REIT subsidiary, IXP, Inc., or IXP, to act as a captive insurance company and be one of the elements of our overall insurance program. IXP acts as a direct insurer with respect to a portion of our earthquake insurance coverage for our Greater San Francisco properties and our NBC Coverage for “certified acts of terrorism” under TRIA. Insofar as we own IXP, we are responsible for our liquidity and capital resources, and the accounts of IXP are part of our consolidated financial statements. If we experience a loss and IXP is required to pay under our insurance policy, we would ultimately record the loss to the extent of IXP’s required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

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

FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.

The following table presents a reconciliation of net income available to common shareholders to Funds from Operations for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net income available to common shareholders	$61,242	$66,048
Add:
Minority Interest in Operating Partnership	15,699	17,125
Less:
Minority interest in property partnerships	1,652	385
Income from unconsolidated joint ventures	1,335	1,377
Gains on sales of real estate, net of minority interest	—	6,698
Gains on sales of land held for development, net of minority interest	1,208	—
Income (loss) from discontinued operations, net of minority interest	(406)	1,633
Gains on sales of real estate from discontinued operations, net of minority interest	—	2,521

Income before minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gains on sales of real estate and land held for development and discontinued operations	73,152	70,559
Add:
Real estate depreciation and amortization (1)	69,540	57,873
Income (loss) from discontinued operations	(486)	2,047
Income from unconsolidated joint ventures	1,335	1,377
Less:
Minority interests in property partnerships’ share of Funds from Operations	75	(904)
Preferred distributions	(3,280)	(4,385)

Funds from Operations	140,336	126,567
Less:
Minority interest in the Operating Partnership’s share of funds from operations	23,035	22,736

Funds from Operations available to common shareholders	$117,301	$103,831

Our percentage share of funds from operations—basic	83.59%	82.04%

Weighted average shares outstanding—basic	110,187	100,890

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $67,983 and $56,007, our share of unconsolidated joint venture real estate depreciation and amortization of $1,798 and $1,697 and depreciation and amortization from discontinued operations of $179 and $786, less corporate related depreciation and amortization of $420 and $617 for the three months ended March 31, 2005 and 2004, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)		(in thousands)
Funds from Operations	$140,336	131,825	$126,567	122,983
Effect of Dilutive Securities
Convertible Preferred Units	3,280	5,357	4,385	7,087
Stock Options and other	—	2,177	—	2,599

Diluted Funds from Operations	$143,616	139,359	$130,952	132,669
Less:
Minority interest in Operating Partnership’s share of diluted funds from operations	22,299	21,638	21,806	22,092

Company’s share of Diluted Funds from Operations (1)	$121,317	117,721	$109,146	110,577

(1)	Our share of diluted Funds from Operations was 84.47% and 83.35% for the quarter ended March 31, 2005 and 2004, respectively.

Contractual Obligations

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

Newly Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Compensation” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity instrument issued. SFAS No. 123R is effective in fiscal years beginning after June 15, 2005. We adopted the fair value recognition provisions of SFAS No. 123R prospectively to all employee awards granted, modified, or settled on or after January 1, 2005, and applied the modified prospective application transition provisions upon adoption. All of our outstanding stock options vested on January 17, 2005. As a result, the adoption of SFAS No. 123R to have a material impact on our cash flows, results of operations, financial position, or liquidity.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

Approximately $4.6 billion of our borrowings bear interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date. The interest rate on the variable rate debt as of March 31, 2005 ranged from LIBOR/Eurodollar plus 0.90% to LIBOR/Eurodollar plus 1.00%.

	2005	2006	2007	2008	2009	2010+	Total	Fair Value
(dollars in thousands)	Secured debt
Fixed Rate	$265,949	$309,216	$187,318	$974,758	$188,278	$1,179,625	$3,105,144	$3,300,049
Average Interest Rate	7.02%	6.27%	6.61%	6.81%	7.11%	7.36%	6.99%
Variable Rate	—	$260,098	$175,000	—	—	—	$435,098	$435,098

	Unsecured debt
Fixed Rate	—	—	—	—	—	$1,470,774	$1,470,774	$1,512,390
Average Interest Rate	—	—	—	—	—	5.95%	5.95%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$265,949	$569,314	$362,318	$974,758	$188,278	$2,650,399	$5,011,016	$5,247,537

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

At March 31, 2005, our variable rate debt outstanding was approximately $435.1 million. At March 31, 2005, the average interest rate on variable rate debt was approximately 3.59%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.1 million for the three months ended March 31, 2005.

At March 31, 2004, our variable rate debt outstanding was approximately $410.1 million. At March 31, 2004, the average interest rate on variable rate debt was approximately 2.10%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.0 million for the three months ended March 31, 2004.

ITEM 4—Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1—Legal Proceedings.

We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended March 31, 2005, the Company issued 14,000 shares of common stock in exchange for 14,000 common units of limited partnership tendered for redemption by certain limited partners of Boston Properties Limited Partnership. The shares of common stock were issued in reliance on an exemption from registration under section 4(2) of the Securities Act of 1933. The Company is relying on the exemption based upon factual representations received from the limited partners who received these shares.

(b) None.

(c)

Period	(a) Total Number of Shares of Common Stock Purchased (1)	(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
January 1, 2005— January 31, 2005	—	—	N/A	N/A
February 1, 2005— February 28, 2005	—	—	N/A	N/A
March 1, 2005— March 31, 2005	1,399	$0.01	N/A	N/A

Total	1,399	$0.01	N/A	N/A

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—Submission of Matters to a Vote of Security Holders.

None.

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits

(a) Exhibits

10.1	—Amendment No. 4 to the Boston Properties, Inc. 1997 Stock Option and Incentive Plan, as amended and restated on January 24, 2000.

12.1	—Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distributions.

31.1	—Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	—Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

May 10, 2005	/s/ Douglas T. Linde
Douglas T. Linde Executive Vice President, Chief Financial Officer (duly authorized officer and principal financial officer)