Form 10-Q
period 2005-06-30
BOSTON PROPERTIES INC
filed 2005-08-09
CIK 1037540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, par value $.01 per share	111,613,023
(Class)	(Outstanding on August 5, 2005)

BOSTON PROPERTIES, INC.

FORM 10-Q

for the quarter ended June 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1—Consolidated Financial Statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and par value amounts)

	June 30, 2005	December 31, 2004
ASSETS
Real estate, at cost	$8,736,776	$9,033,858
Construction in process	99,727	35,063
Land held for future development	239,314	222,306
Less: accumulated depreciation	(1,190,465)	(1,143,369)

Total real estate	7,885,352	8,147,858
Cash and cash equivalents	507,182	239,344
Cash held in escrows	29,077	24,755
Investments in marketable securities	25,000	—
Tenant and other receivables (net of allowance for doubtful accounts of $2,698 and $2,879, respectively)	28,230	25,500
Accrued rental income (net of allowance of $4,838 and $4,252, respectively)	280,257	251,236
Deferred charges, net	243,674	254,950
Prepaid expenses and other assets	43,042	38,630
Investments in unconsolidated joint ventures	82,810	80,955

Total assets	$9,124,624	$9,063,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$3,427,892	$3,541,131
Unsecured senior notes (net of discount of $4,135 and $4,317, respectively)	1,470,865	1,470,683
Unsecured line of credit	—	—
Accounts payable and accrued expenses	92,649	94,451
Dividends and distributions payable	95,597	91,428
Interest rate contract	—	1,164
Accrued interest payable	47,744	50,670
Other liabilities	132,427	91,300

Total liabilities	5,267,174	5,340,827

Commitments and contingencies	—	—

Minority interests	795,767	786,328

Stockholders’ equity:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 111,482,273 and 110,399,385 issued and 111,403,373 and 110,320,485 outstanding in 2005 and 2004, respectively	1,114	1,103
Additional paid-in capital	2,679,447	2,633,980
Earnings in excess of dividends	404,635	325,452
Treasury common stock at cost, 78,900 shares in 2005 and 2004	(2,722)	(2,722)
Unearned compensation	(5,503)	(6,103)
Accumulated other comprehensive loss	(15,288)	(15,637)

Total stockholders’ equity	3,061,683	2,936,073

Total liabilities and stockholders’ equity	$9,124,624	$9,063,228

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands, except for per share amounts)
Revenue
Rental:
Base rent	$277,360	$263,559	$556,109	$517,291
Recoveries from tenants	41,856	39,261	85,196	79,842
Parking and other	14,248	14,083	28,173	27,271

Total rental revenue	333,464	316,903	669,478	624,404
Hotel revenue	20,066	19,166	34,068	32,344
Development and management services	4,137	5,961	8,673	9,283
Interest and other	2,937	1,090	4,574	8,618

Total revenue	360,604	343,120	716,793	674,649

Expenses
Operating:
Rental	106,576	101,049	215,177	201,171
Hotel	13,979	13,376	26,265	25,054
General and administrative	14,252	12,493	29,065	25,093
Interest	78,233	74,789	157,587	149,094
Depreciation and amortization	67,219	60,366	135,202	116,373
Losses from early extinguishments of debt	12,896	—	12,896	6,258

Total expenses	293,155	262,073	576,192	523,043

Income before minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gains on sales of real estate and land held for development and discontinued operations	67,449	81,047	140,601	151,606
Minority interests in property partnerships	1,472	1,292	3,124	1,677
Income from unconsolidated joint ventures	847	879	2,182	2,256

Income before minority interest in Operating Partnership, gains on sales of real estate and land held for development and discontinued operations	69,768	83,218	145,907	155,539
Minority interest in Operating Partnership	(14,740)	(17,776)	(30,447)	(34,945)

Income before gains on sales of real estate and land held for development and discontinued operations	55,028	65,442	115,460	120,594
Gains on sales of real estate, net of minority interest	102,073	1,377	102,073	8,108
Gains on sales of land held for development, net of minority interest	—	—	1,208	—

Income before discontinued operations	157,101	66,819	218,741	128,702
Discontinued operations:
Income (loss) from discontinued operations, net of minority interest	—	710	(406)	2,349
Gains on sales of real estate from discontinued operations, net of minority interest	8,389	19,589	8,389	22,010

Net income available to common shareholders	$165,490	$87,118	$226,724	$153,061

Basic earnings per common share:
Income available to common shareholders before discontinued operations	$1.38	$0.62	$1.95	$1.23
Discontinued operations, net of minority interest	0.08	0.19	0.07	0.23

Net income available to common shareholders	$1.46	$0.81	$2.02	$1.46

Weighted average number of common shares outstanding	110,764	107,216	110,477	104,053

Diluted earnings per common share:
Income available to common shareholders before discontinued operations	$1.36	$0.60	$1.91	$1.20
Discontinued operations, net of minority interest	0.07	0.19	0.07	0.23

Net income available to common shareholders	$1.43	$0.79	$1.98	$1.43

Weighted average number of common and common equivalent shares outstanding	113,103	109,016	112,740	106,255

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net income available to common shareholders	$165,490	$87,118	$226,724	$153,061
Other comprehensive income:
Amortization of interest rate contracts	175	175	349	349

Other comprehensive income	175	175	349	349

Comprehensive income	$165,665	$87,293	$227,073	$153,410

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income available to common shareholders	$226,724	$153,061
Adjustments to reconcile net income available to common shareholders to net cash provided by operating activities:
Depreciation and amortization	135,381	117,646
Non-cash portion of interest expense	2,547	2,463
Non-cash compensation expense	4,092	2,212
Losses from early extinguishments of debt	2,042	—
Minority interests in property partnerships	(3,124)	7,275
Earnings in excess of distributions from unconsolidated joint ventures	63	58
Minority interest in Operating Partnership	53,206	41,809
Gains on sales of real estate and land held for development	(134,509)	(45,326)
Change in assets and liabilities:
Cash held in escrows	(4,322)	(6,567)
Tenant and other receivables, net	(6,940)	6,788
Accrued rental income, net	(40,359)	(26,682)
Prepaid expenses and other assets	(6,007)	5,155
Accounts payable and accrued expenses	1,552	(10,388)
Interest rate contract	(1,164)	(3,391)
Accrued interest payable	(2,926)	(613)
Other liabilities	(3,837)	(8,623)
Tenant leasing costs	(17,443)	(24,291)

Total adjustments	(21,748)	57,525

Net cash provided by operating activities	204,976	210,586

Cash flows from investing activities:
Acquisitions/additions to real estate	(154,574)	(156,944)
Investments in marketable securities	(25,000)	—
Net investments in unconsolidated joint ventures	(323)	(714)
Net proceeds from the sales of real estate and land held for development	472,647	90,555

Net cash provided by (used in) investing activities	292,750	(67,103)

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Unaudited)

	For the six months ended June 30,
	2005	2004
	(in thousands)
Cash flows from financing activities:
Borrowings on unsecured line of credit	—	140,000
Repayments of unsecured line of credit	—	(203,000)
Proceeds from mortgage notes payable	549,310	69,192
Repayments of mortgage notes payable	(662,549)	(134,335)
Proceeds from a real estate financing transaction	45,375	—
Dividends and distributions	(178,893)	(165,847)
Net proceeds from the issuance of common securities	264	291,076
Proceeds from stock option exercises	26,564	77,110
Distributions to minority interest holders, net	(5,670)	(8,841)
Deferred financing costs	(4,289)	(3,826)

Net cash provided by (used in) financing activities	(229,888)	61,529

Net increase in cash and cash equivalents	267,838	205,012
Cash and cash equivalents, beginning of period	239,344	22,686

Cash and cash equivalents, end of period	$507,182	$227,698

Supplemental disclosures:
Cash paid for interest	$159,125	$155,614

Interest capitalized	$1,559	$8,370

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$3,944	$7,023

Mortgage notes payable assumed in connection with the acquisition of real estate	$—	$107,894

Mortgage note payable assigned in connection with the sale of real estate	$—	$5,193

Dividends and distributions declared but not paid	$95,597	$91,350

Conversions of Minority interests to Stockholders' equity	$7,120	$42,553

Basis adjustment to real estate in connection with conversions of Minority interests to Stockholders' equity	$10,921	$38,870

Issuance of restricted securities to employees and directors	$12,751	$9,708

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

Boston Properties, Inc. (the “Company”), a Delaware corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the sole general partner of Boston Properties Limited Partnership (the “Operating Partnership”) and at June 30, 2005 owned an approximate 80.5% (79.6% at June 30, 2004) general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”).

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

At June 30, 2005, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be converted into OP Units at the election of the holder thereof or the Operating Partnership in accordance with the amendment to the partnership agreement (See also Note 8).

All references to the Company refer to Boston Properties, Inc. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

Properties

At June 30, 2005, the Company owned or had interests in a portfolio of 122 commercial real estate properties (125 and 126 properties at December 31, 2004 and June 30, 2004, respectively) (the “Properties”) aggregating approximately 41.2 million net rentable square feet (approximately 44.1 million and 43.6 million net rentable square feet at December 31, 2004 and June 30, 2004, respectively), including two properties under construction and one redevelopment/expansion project collectively totaling approximately 0.7 million net rentable square feet and structured parking for approximately 28,152 vehicles containing approximately 8.3 million square feet. During the three months ended June 30, 2005, the Company sold three Class A office properties aggregating approximately 1.7 million net rentable square feet. At June 30, 2005, the Properties consist of:

•	116 office properties, including 99 Class A office properties (including two properties under construction) and 17 Office/Technical properties;

•	three hotels;

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	two retail properties; and

•	one industrial property.

The Company owns or controls undeveloped land parcels totaling approximately 531.7 acres. In addition, the Company has a 25% interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company intends to pursue the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At June 30, 2005, the Value-Added Fund had an investment in an office complex in Herndon, Virginia.

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

Summary of Significant Accounting Policies

Stock-based employee compensation plan

At June 30, 2005, the Company has stock-based employee compensation plans. Effective January 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” using the modified prospective application method for stock compensation awards. In addition, effective January 1, 2005, the Company adopted early SFAS No. 123

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(revised) (“SFAS No. 123R”), “Share-Based Payment,” which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In 2003, the Company transitioned to granting restricted stock and/or LTIP Units, as opposed to granting stock options, as its primary vehicle for employee equity compensation under its stock-based employee compensation plan. The Company had previously accounted for its stock-based employee compensation plans under the recognition and measurement principles of the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. All outstanding options had an exercise price equal to the market value of the underlying common stock on the date of grant, and all outstanding options are currently exercisable. As a result, the following table only illustrates the effect on net income available to common shareholders and earnings per common share if the Company had applied the fair value recognition provisions to stock-based employee compensation for the three and six months ended June 30, 2004.

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in thousands, except for per share amounts)
Net income available to common shareholders	$165,490	$87,118	$226,724	$153,061
Deduct:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of minority interest	—	(390)	—	(775)

Pro forma net income available to common shareholders	$165,490	$86,728	$226,724	$152,286

Earnings per share:
Basic—as reported	$1.46	$0.81	$2.02	$1.46

Basic—pro forma	$1.46	$0.80	$2.02	$1.46

Diluted—as reported	$1.43	$0.79	$1.98	$1.43

Diluted—pro forma	$1.43	$0.79	$1.98	$1.42

3.    Real Estate Activity During the Six Months Ended June 30, 2005

Dispositions

On February 23, 2005, the Company sold a parcel of land at the Prudential Center located in Boston, Massachusetts for a net sale price of approximately $31.5 million and an additional obligation of the buyer to fund an estimated $18.6 million of future costs at the Prudential Center (of which approximately $14.9 million has been received as of June 30, 2005) for aggregate proceeds of $50.1 million. Due to the structure of the transaction and certain continuing involvement provisions related to the development of the property, this transaction does not qualify as a sale for financial reporting purposes and has been accounted for as a financing transaction. Under the financing method, the cost of real estate and other assets totaling approximately $41.1 million continues to be reflected within the accompanying Consolidated Balance Sheets and the cash received from the buyer totaling approximately $46.4 million has been recorded in “Other liabilities” within the accompanying Consolidated Balance Sheets. At such time as the continuing involvement provisions expire or otherwise are terminated, the Company will record the transaction as a sale for financial reporting purposes and the gain on sale will be recognized in accordance with the provisions of SFAS No. 66 “Accounting for Sales of Real Estate.”

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 28, 2005, the Company sold Decoverly Four and Five, consisting of two undeveloped land parcels located in Rockville, Maryland for net cash proceeds of approximately $5.3 million, resulting in a gain on sale of approximately $1.2 million (net of minority interest share of approximately $0.2 million).

On April 20, 2005, the Company completed the sale of the Old Federal Reserve, a Class A office property totaling approximately 150,000 net rentable square feet located in San Francisco, California, at a sale price of approximately $46.8 million. Net cash proceeds totaled approximately $45.9 million, resulting in a gain on sale of approximately $8.4 million (net of minority interest share of approximately $1.7 million). This property has been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 10).

On May 12, 2005, the Company completed the sale of 100 East Pratt Street, a 639,000 net rentable square foot Class A office property located in Baltimore, Maryland, for approximately $207.5 million. Net cash proceeds totaled approximately $92.8 million after the repayment of mortgage indebtedness of $84.0 million, a prepayment penalty of approximately $6.5 million and unfunded tenant obligations and other closing costs totaling $24.2 million, resulting in a gain on sale of approximately $45.2 million (net of minority interest share of approximately $9.2 million). Due to the Company’s continuing involvement through an agreement with the buyer to manage the property for a fee after the sale, this property has not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 10).

On May 16, 2005, the Company completed the sale of Riverfront Plaza, a 910,000 net rentable square foot Class A office property located in Richmond, Virginia, for approximately $247.1 million. Net proceeds totaled approximately $129.9 million after the repayment of mortgage indebtedness of $104.0 million, a prepayment penalty of approximately $4.3 million and unfunded tenant obligations and other closing costs totaling $8.9 million, resulting in a gain on sale of approximately $56.9 million (net of minority interest share of approximately $11.6 million). Due to the Company’s continuing involvement through an agreement with the buyer to manage the property for a fee after the sale, this property has not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 10).

4.    Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at June 30, 2005:

Entity	Property	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%

The Metropolitan Square Associates LLC	Metropolitan Square	51.0	%(1)

BP/CRF 265 Franklin Street Holdings LLC	265 Franklin Street	35.0%

BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(2)

New Jersey & H Street LLC	801 New Jersey Avenue	50.0	%(3)

Wisconsin Place Entities	Wisconsin Place	23.9	%(3)(4)

Boston Properties Office Value-Added Fund, L.P.	Worldgate Plaza	25.0	%(2)

KEG Associates I, LLC	505 9th Street	50.0	%(3)

(1)	This joint venture is accounted for under the equity method due to substantive participating rights of the outside partner.
(2)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	The property is not in operation (i.e., under construction, undeveloped land or lease of undeveloped land).
(4)	Represents the Company’s effective ownership interest. The Company has a 66.67%, 5% and 0% interest in the office, retail and residential joint venture entities, respectively, each of which owns a 33.33% interest in the entity developing and owning the land and infrastructure of the project.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

On March 8, 2005, the Company entered into a joint venture with an unrelated third party to develop a build-to-suit Class A office building totaling 318,000 net rentable square feet at 505 9th Street in Washington, D.C. The joint venture partner contributed the land for a 50% interest. Upon commencement of construction on the project, the Company will be required to issue to the joint venture partner for its 50% interest approximately 345,000 OP Units, subject to adjustment based upon the average price of the Company’s common stock approaching the time of issuance. The joint venture subsequently entered into a 15-year lease with a law firm to occupy 230,000 net rentable square feet of the building.

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

The Company placed-in-service 901 New York Avenue, a 539,000 net rentable square foot Class A office property located in Washington, D.C., in which the Company has a 25% interest. At June 30, 2005, the property was 96% leased.

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	June 30, 2005	December 31, 2004
	(in thousands)
ASSETS
Real estate and development in process, net	$700,743	$639,257
Other assets	78,022	86,756

Total assets	$778,765	$726,013

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable (1)	$551,144	$531,492
Other liabilities	14,515	10,535
Members’/Partners’ equity	213,106	183,986

Total liabilities and members’/partners’ equity	$778,765	$726,013

Company’s share of equity	$80,062	$78,177
Basis differentials (2)	2,748	2,778

Carrying value of the Company’s investments in unconsolidated joint ventures	$82,810	$80,955

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The Company and its partner in the 901 New York Avenue venture had agreed to guarantee up to $3.0 million and $9.0 million, respectively, of mortgage financing on behalf of the joint venture entity. The joint venture partner had pledged cash for its $9.0 million guarantee. The guarantees were released by the lender in April 2005.

The Company, with the other third-party joint venture partners in the Wisconsin Place ventures, have guaranteed the seller financing totaling $23.5 million related to the acquisition of the land by the Land and Infrastructure Entity. The fair value of the Company’s stand-ready obligation related to the issuance of this guarantee is immaterial. In addition, the Company has agreed to guarantee up to approximately $4.6 million of the construction loan on behalf of the Land and Infrastructure Entity.

(2)	This amount represents the aggregate difference between the Company’s historical cost basis reflected and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. Basis differentials occur primarily upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the joint ventures are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Total revenue	$23,875	$15,892	$47,323	$34,349
Expenses
Operating	7,782	4,796	15,278	10,213
Interest	8,024	4,977	15,937	10,909
Depreciation and amortization	6,101	3,618	10,913	7,281

Total expenses	21,907	13,391	42,128	28,403

Net income	$1,968	$2,501	$5,195	$5,946

Company’s share of net income	$847	$879	$2,182	$2,256

5.    Mortgage Notes Payable

On February 17, 2005, the Company obtained construction financing totaling $47.2 million collateralized by the Capital Gallery property in Washington, D.C. Capital Gallery is a Class A office property currently totaling approximately 397,000 net rentable square feet. The purpose of the financing is to fund a portion of the cost of an expansion project at the property. The expansion project entails removing a three-story low-rise section of the property comprised of 100,000 net rentable square feet from in-service status and redeveloping it into a ten-story office building. Upon completion, the total complex size will approximate 610,000 net rentable square feet. The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures in February 2008. At June 30, 2005, the outstanding balance on the construction loan facility was $2.4 million. The construction financing is provided by the same lender as the existing mortgage loan collateralized by the property, which, at June 30, 2005, had an outstanding principal balance of approximately $51.4 million, and bears interest at a fixed rate equal to 8.24% per annum with a maturity in August 2006. The agreement with the lender provides an extension provision for the existing mortgage loan to coincide with the February 2008 maturity date of the construction financing.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 12, 2005, the Company obtained construction financing totaling $125.0 million collateralized by its Seven Cambridge Center development project located in Cambridge, Massachusetts. Seven Cambridge Center is a fully-leased, build-to-suit project with approximately 231,000 net rentable square feet of office, research laboratory and retail space plus parking for approximately 800 cars. The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures in April 2007 with a one-year extension option. At June 30, 2005, the outstanding balance on the construction loan facility was $44.7 million.

In connection with the sale of the Old Federal Reserve on April 20, 2005, the Company modified the mortgage loans collateralized by Embarcadero Center One, Two and the Old Federal Reserve properties totaling approximately $293.8 million. The modification consisted solely of the release of the Old Federal Reserve property from the collateral in exchange for the payment of a release fee totaling approximately $0.6 million. As the modification was not considered substantial, the Company has amortized the release fee and remaining unamortized deferred financing costs over the remaining term of the modified mortgage loans using the effective interest method.

On May 12, 2005, the Company modified its $83.8 million mortgage loan collateralized by 601 and 651 Gateway Boulevard located in South San Francisco, California. The loan required monthly payments equal to the net cash flow from the property which was allocated first to interest based on a rate of 3.50% per annum with the remainder applied to principal. The loan was scheduled to mature in September 2006 with an option held by the lender, subject to certain conditions, to extend the term to October 2010. If extended, the loan was to require payments of principal and interest at a fixed interest rate of 8.00% per annum based on a 27-year amortization period. The loan provided for the payment of contingent interest up to a maximum of $10.8 million, under certain circumstances, during the extension period. The modified mortgage loan of $83.8 million matures on December 31, 2005 and continues to require monthly payments equal to the net cash flow from the property, which will be allocated first to interest based on a rate of 3.50% per annum with the remainder applied to principal, through the end of the term, with a balloon payment due at maturity. In addition, the Operating Partnership has guaranteed the repayment of the mortgage loan. The Company has not recognized any gain or loss as a result of the modification, and has accounted for the modified terms prospectively.

In connection with the sale of 100 East Pratt Street on May 12, 2005, the Company repaid the mortgage loans collateralized by the property totaling approximately $84.0 million. During the three months ended June 30, 2005, the Company recognized a loss from early extinguishment of debt totaling approximately $6.7 million, consisting of prepayment fees of approximately $6.5 million and the write-off of unamortized deferred financing costs of approximately $0.2 million. The mortgage loans bore interest at a fixed rate of 6.725% per annum and were scheduled to mature in November 2008.

In connection with the sale of Riverfront Plaza on May 16, 2005, the Company repaid the mortgage loan collateralized by the property totaling approximately $104.0 million. During the three months ended June 30, 2005, the Company recognized a loss from early extinguishment of debt totaling approximately $4.3 million, consisting of a prepayment fee. The mortgage loan bore interest at a fixed rate of 6.61% per annum and was scheduled to mature in February 2008.

On June 21, 2005, the Company refinanced its construction loan facility collateralized by Times Square Tower located in New York City. The construction loan facility totaled $475.0 million and was comprised of two tranches. The first tranche consisted of a $300.0 million loan commitment bearing interest at LIBOR plus 0.90% per annum and maturing in January 2006. The first tranche included a provision for a one-year extension at the option of the Company. The second tranche consisted of a $175.0 million term loan bearing interest at LIBOR plus 1.00% per annum and maturing in January 2007. On June 21, 2005, the outstanding balance under the construction loan facility was $448.4 million. During the three months ended June 30, 2005, the Company

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized a loss from early extinguishment of debt totaling approximately $1.8 million, consisting of the write-off of unamortized deferred financing costs. The new mortgage loan totaling $475.0 million bears interest at a variable rate equal to LIBOR plus 0.50% per annum and matures on July 9, 2008. The new mortgage loan includes provisions for two one-year extensions at the option of the Company. In addition, the Company entered into an agreement to cap the interest rate at 10.5% per annum.

6.    Unsecured Line of Credit

On May 19, 2005, the Company modified its $605.0 million unsecured revolving credit facility (the “Unsecured Line of Credit”) by extending the maturity date from January 17, 2006 to October 30, 2007, with a provision for a one-year extension at the option of the Company, subject to certain conditions and by reducing the per annum variable interest rate on outstanding balances from Eurodollar plus 0.70% to Eurodollar plus 0.65%. Under the Unsecured Line of Credit, a facility fee equal to 15 basis points per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in the Operating Partnership’s unsecured debt ratings. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced Eurodollar rate. The Unsecured Line of Credit involves a syndicate of lenders. Accordingly, for those lenders that participated in both the original facility and the modified facility, the initial direct debt issuance costs and the costs incurred with the modification are being amortized over the new term of the facility. For the lender that did not participate in the modification, the Company has reflected the write-off of the unamortized initial direct debt issuance costs as an extinguishment of debt, which did not have a significant impact on the Company’s Consolidated Financial Statements. At June 30, 2005, there was no amount outstanding under the Unsecured Line of Credit.

The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) a leverage ratio not to exceed 60%, however for a single period of not more than five consecutive quarters the leverage ratio can exceed 60% (but may not exceed 65%), (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured leverage ratio not to exceed 60%, (5) a minimum net worth requirement, (6) an unsecured interest coverage ratio of at least 1.75 and (7) limitations on permitted investments, development, partially owned entities, business outside of commercial real estate and commercial non-office properties.

7.    Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

The Company has letter of credit and performance obligations of approximately $19.4 million related to lender and development requirements.

The Company and its other third-party joint venture partners have guaranteed the seller financing totaling $23.5 million related to the acquisition of the land by the WP Project Developer LLC, the Land and Infrastructure Entity of the Wisconsin Place joint venture entities. In addition, the Company has agreed to guarantee up to approximately $4.6 million of the construction loan on behalf of WP Project Developer LLC.

The Company had agreed to guarantee up to $3.0 million of mortgage financing on behalf of its 901 New York Avenue joint venture entity. The guarantee was released by the lender in April 2005.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Operating Partnership has guaranteed the repayment of the $83.8 million mortgage loan on the 601 and 651 Gateway Boulevard properties.

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

8.    Minority Interests

Minority interests relate to the interest in the Operating Partnership not owned by the Company and interests in property partnerships not wholly-owned by the Company. As of June 30, 2005, the minority interest in the Operating Partnership consisted of 21,247,927 OP Units, 380,821 LTIP Units and 4,082,335 Series Two Preferred Units (or 5,357,399 OP Units on an as converted basis) held by parties other than the Company.

The minority interests in property partnerships consist of the outside equity interests in the ventures that own Citigroup Center and the office entity at Wisconsin Place. These ventures are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in the ventures that are not owned by the Company, totaling approximately $20.6 million and $26.9 million at June 30, 2005 and December 31, 2004, respectively, are included in Minority Interests on the accompanying Consolidated Balance Sheets. The minority interest holder’s share of income for Citigroup Center is reflective of the Company’s preferential return on and of its capital.

The Preferred Units at June 30, 2005 consist solely of 4,082,335 Series Two Preferred Units of limited partnership in the Operating Partnership (the “Series Two Preferred Units”), which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) an increasing rate, ranging from 5.00% to 7.00% per annum (7.00% for the three months ended June 30, 2005 and 2004) on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit. Distributions to holders of Preferred Units are recognized on a straight-line basis that approximates the effective interest method.

On April 29, 2005, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit to holders of record on March 31, 2005.

On May 16, 2005, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.85342 per unit.

On May 11, 2005, Boston Properties, Inc., as general partner of the Operating Partnership, declared a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit payable on July 29, 2005 to holders of record on June 30, 2005.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Stockholders’ Equity

As of June 30, 2005, the Company had 111,403,373 shares of Common Stock outstanding.

On April 29, 2005, the Company paid a dividend in the amount of $0.65 per share of Common Stock to shareholders of record as of the close of business on March 31, 2005.

On May 11, 2005, the Board of Directors of the Company declared a dividend in the amount of $0.68 per share of Common Stock payable on July 29, 2005 to shareholders of record as of the close of business on June 30, 2005.

10.    Discontinued Operations

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lesser of (1) book value or (2) fair value less cost to sell. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

During the six months ended June 30, 2005, the Company sold the following operating properties:

•	Old Federal Reserve, a Class A office property totaling approximately 150,000 net rentable square feet located in San Francisco, California;

•	100 East Pratt Street, a Class A office property totaling approximately 639,000 net rentable square feet located in Baltimore, Maryland; and

•	Riverfront Plaza, a Class A office property totaling approximately 910,000 net rentable square feet located in Richmond, Virginia.

During the year ended December 31, 2004, the Company sold the following operating properties:

•	430 Rozzi Place, an industrial property totaling 20,000 net rentable square feet located in South San Francisco, California;

•	Hilltop Office Center, a complex of nine office/technical properties totaling approximately 143,000 net rentable square feet located in South San Francisco, California;

•	Sugarland Business Park—Building Two, an office/technical property totaling approximately 59,000 net rentable square feet located in Herndon, Virginia;

•	Decoverly Two, Three, Six and Seven, consisting of Two Class A office properties totaling approximately 155,000 net rentable square feet and two land parcels, one of which is subject to a ground lease, located in Rockville, Maryland;

•	The Arboretum, a Class A office property totaling approximately 96,000 net rentable square feet located in Reston, Virginia;

•	38 Cabot Boulevard, an industrial property totaling approximately 161,000 net rentable square feet located in Langhorne, Pennsylvania;

•	Sugarland Business Park—Building One, an office/technical property totaling approximately 52,000 net rentable square feet located in Herndon, Virginia;

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	204 Second Avenue, a Class A office property totaling approximately 41,000 net rentable square feet located in Waltham, Massachusetts; and

•	560 Forbes Boulevard, an industrial property totaling approximately 40,000 net rentable square feet located in South San Francisco, California.

Due to the Company’s continuing involvement in the management, for a fee, of the 100 East Pratt Street, Riverfront Plaza and Hilltop Office Center properties through agreements with the buyers, these properties are not categorized as discontinued operations in the accompanying Consolidated Statements of Operations. As a result, the gains on sales related to 100 East Pratt Street, Riverfront Plaza and Hilltop Office Center have been reflected under the caption “Gains on sales of real estate, net of minority interest,” in the Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004, respectively. The Company has presented the other properties listed above as discontinued operations in its Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004.

The following table summarizes income from discontinued operations (net of minority interests) and the related realized gains on sales of real estate from discontinued operations (net of minority interests) for the three and six months ended June 30, 2005 and 2004 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Total revenue	$70	$2,261	$73	$6,318
Operating expenses	(70)	(864)	(380)	(2,088)
Interest expense	—	—	—	—
Depreciation and amortization	—	(487)	(179)	(1,273)
Minority interest in property partnership	—	(54)	—	(111)
Minority interest in Operating Partnership	—	(146)	80	(497)

Income (loss) from discontinued operations (net of minority interests)	$—	$710	$(406)	$2,349

Realized gains on sales of real estate	$10,141	$23,590	$10,141	$28,175
Minority interest in property partnership	—	—	—	(1,512)
Minority interest in Operating Partnership	(1,752)	(4,001)	(1,752)	(4,653)

Realized gains on sales of real estate (net of minority interests)	$8,389	$19,589	$8,389	$22,010

The Company’s application of SFAS No. 144 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2005 and 2004 as income from discontinued operations for the three and six months ended June 30, 2005 and 2004. In addition, SFAS No. 144 results in the gains on sale of these qualifying properties to be reflected as gains on sales of real estate from discontinued operations in the accompanying Consolidated Statements of Operations. The application of SFAS No. 144 does not have an impact on net income available to common shareholders. SFAS No. 144 only impacts the presentation of these properties within the Consolidated Statements of Operations.

11.    Earnings Per Share

Earnings per share (“EPS”) has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net income and the number of common shares used in the computation of

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

basic EPS, which is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. During 2004, the Company adopted EITF 03-6 “Participating Securities and the Two-Class Method under FASB 128” (“EITF 03-6”), which provides further guidance on the definition of participating securities. Pursuant to EITF 03-6, the Operating Partnership’s Series Two Preferred Units, which are reflected as Minority Interests in the Company’s Consolidated Balance Sheets, are considered participating securities and are included in the computation of basic and diluted earnings per share of the Company if the effect of applying the if-converted method is dilutive. The Series Two Preferred Units issued by the Operating Partnership enable the holders to obtain OP Units of the Operating Partnership, as well as Common Stock of the Company. Accordingly, for the reporting periods in which the Operating Partnership’s net income is in excess of distributions paid on the OP Units, LTIP Units and Series Two Preferred Units, such income is allocated to the OP Units, LTIP Units and Series Two Preferred Units in proportion to their respective interests and the impact is included in the Company’s consolidated basic and diluted earnings per share computation due to its holding of the Operating Partnership’s securities. Prior periods of the Company have been restated to conform to the provisions of EITF 03-6. For the three months ended June 30, 2005 and 2004, approximately $3.7 million and $0.7 million, respectively, were allocated to the Series Two Preferred Units in excess of distributions paid during the reporting period and are included in the Company’s computation of basic and diluted earnings per share. For the six months ended June 30, 2005 and 2004, approximately $3.3 million and $0.9 million, respectively, were allocated to the Series Two Preferred Units in excess of distributions paid during the reporting period and are included in the Company’s computation of basic and diluted earnings per share. Other potentially dilutive common shares, including securities of the Operating Partnership that are convertible into the Company’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the three months ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations and allocation of undistributed earnings	$157,101	110,764	$1.42
Discontinued operations, net of minority interest	8,389	—	0.07
Allocation of undistributed earnings	(3,700)	—	(0.03)

Net income available to common shareholders	161,790	110,764	1.46
Effect of Dilutive Securities:
Stock Based Compensation	—	2,339	(0.03)

Diluted Earnings:
Net income	$161,790	113,103	$1.43

	For the three months ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations and allocation of undistributed earnings	$66,819	107,216	$0.62
Discontinued operations, net of minority interest	20,299	—	0.19
Allocation of undistributed earnings	(735)	—	—

Net income available to common shareholders	86,383	107,216	0.81
Effect of Dilutive Securities:
Stock Based Compensation	—	1,800	(0.02)

Diluted Earnings:
Net income	$86,383	109,016	$0.79

	For the six months ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations and allocation of undistributed earnings	$218,741	110,477	$1.98
Discontinued operations, net of minority interest	7,983	—	0.07
Allocation of undistributed earnings	(3,305)	—	(0.03)

Net income available to common shareholders	223,419	110,477	2.02
Effect of Dilutive Securities:
Stock Based Compensation	—	2,263	(0.04)

Diluted Earnings:
Net income	$223,419	112,740	$1.98

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the six months ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations and allocation of undistributed earnings	$128,702	104,053	$1.24
Discontinued operations, net of minority interest	24,359	—	0.23
Allocation of undistributed earnings	(878)	—	(0.01)

Net income available to common shareholders	152,183	104,053	1.46
Effect of Dilutive Securities:
Stock Based Compensation	—	2,202	(0.03)

Diluted Earnings:
Net income	$152,183	106,255	$1.43

12.    Stock Option and Incentive Plan

During the six months ended June 30, 2005, the Company issued 12,317 shares of restricted stock and 211,408 LTIP Units under the stock option and incentive plan. The shares of restricted stock and LTIP Units were valued at an aggregate of approximately $0.7 million and $12.3 million, respectively, based on observable market prices for similar instruments. An LTIP Unit is generally the economic equivalent of a share of restricted stock in the Company. The aggregate value of the LTIP Units is not included in Unearned Compensation within Stockholders’ Equity as such securities are those of the Operating Partnership and have been included in Minority Interests in the Consolidated Balance Sheets. Employees vest in restricted stock and LTIP Units over a five-year term. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted, as adjusted for estimated forfeitures, and recognized as expense over the requisite service period. Dividends or distributions paid on both vested and unvested shares and units of restricted stock and LTIP Units are charged directly to Earnings in Excess of Dividends and Minority Interests, respectively, in the Consolidated Balance Sheets. In addition, in accordance with the modified prospective application transition provisions of SFAS No. 123R, the Company has recognized compensation expense of approximately $50,000 relating to its unvested stock options for the six months ended June 30, 2005. All outstanding stock options are currently exercisable. Stock-based compensation expense, which is reflected in General and Administrative Expense in the Consolidated Statements of Operations, associated with all equity compensation plans was approximately $1.6 million and $0.9 million for the three months ended June 30, 2005 and 2004, respectively, and $3.7 million and $2.2 million during the six months ended June 30, 2005 and 2004, respectively.

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Information by geographic area and property type:

Three months ended June 30, 2005 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$72,697	$56,395	$131,553	$50,393	$16,381	$327,419
Office/Technical	2,194	3,722	—	—	—	5,916
Industrial	129	—	—	—	—	129
Hotels	20,066	—	—	—	—	20,066

Total	95,086	60,117	131,553	50,393	16,381	353,530

% of Total	26.90%	17.01%	37.21%	14.25%	4.63%	100.00%
Operating Expenses:
Class A	26,295	14,507	39,258	18,335	6,870	105,265
Office/Technical	452	738	—	—	—	1,190
Industrial	121	—	—	—	—	121
Hotels	13,979	—	—	—	—	13,979

Total	40,847	15,245	39,258	18,335	6,870	120,555

% of Total	33.89%	12.65%	32.56%	15.20%	5.70%	100.00%

Net Operating Income	$54,239	$44,872	$92,295	$32,058	$9,511	$232,975

% of Total	23.28%	19.26%	39.62%	13.76%	4.08%	100.00%

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three months ended June 30, 2004 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$72,157	$59,348	$115,162	$46,910	$17,692	$311,269
Office/Technical	2,117	3,515	—	—	—	5,632
Industrial	2	—	—	—	—	2
Hotels	19,166	—	—	—	—	19,166

Total	93,442	62,863	115,162	46,910	17,692	336,069

% of Total	27.80%	18.71%	34.27%	13.96%	5.26%	100.00%
Operating Expenses:
Class A	24,584	16,546	33,497	17,725	7,302	99,654
Office/Technical	550	735	—	5	—	1,290
Industrial	105	—	—	—	—	105
Hotels	13,376	—	—	—	—	13,376

Total	38,615	17,281	33,497	17,730	7,302	114,425

% of Total	33.76%	15.10%	29.27%	15.49%	6.38%	100.00%

Net Operating Income	$54,827	$45,582	$81,665	$29,180	$10,390	$221,644

% of Total	24.73%	20.56%	36.85%	13.17%	4.69%	100.00%

Six months ended June 30, 2005 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$147,128	$119,744	$258,172	$99,602	$32,935	$657,581
Office/Technical	4,358	7,408	—	—	—	11,766
Industrial	131	—	—	—	—	131
Hotels	34,068	—	—	—	—	34,068

Total	185,685	127,152	258,172	99,602	32,935	703,546

% of Total	26.39%	18.07%	36.70%	14.16%	4.68%	100.00%
Operating Expenses:
Class A	52,924	31,807	78,253	35,713	13,715	212,412
Office/Technical	988	1,539	—	—	—	2,527
Industrial	238	—	—	—	—	238
Hotels	26,265	—	—	—	—	26,265

Total	80,415	33,346	78,253	35,713	13,715	241,442

% of Total	33.31%	13.81%	32.41%	14.79%	5.68%	100.00%

Net Operating Income	$105,270	$93,806	$179,919	$63,889	$19,220	$462,104

% of Total	22.78%	20.30%	38.93%	13.83%	4.16%	100.00%

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six months ended June 30, 2004 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$140,878	$116,060	$225,859	$94,175	$36,149	$613,121
Office/Technical	4,339	6,810	—	134	—	11,283
Industrial	—	—	—	—	—	—
Hotels	32,344	—	—	—	—	32,344

Total	177,561	122,870	225,859	94,309	36,149	656,748

% of Total	27.04%	18.71%	34.39%	14.36%	5.50%	100.00%
Operating Expenses:
Class A	48,189	32,516	68,116	$34,954	14,501	198,276
Office/Technical	1,105	1,544	—	36	—	2,685
Industrial	210	—	—	—	—	210
Hotels	25,054	—	—	—	—	25,054

Total	74,558	34,060	68,116	34,990	14,501	226,225

% of Total	32.96%	15.06%	30.11%	15.47%	6.40%	100.00%

Net Operating Income	$103,003	$88,810	$157,743	$59,319	$21,648	$430,523

% of Total	23.92%	20.63%	36.64%	13.78%	5.03%	100.00%

The following is a reconciliation of net operating income to net income available to common shareholders:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net operating income	$232,975	$221,644	$462,104	$430,523
Add:
Development and management services income	4,137	5,961	8,673	9,283
Interest and other income	2,937	1,090	4,574	8,618
Minority interests in property partnerships	1,472	1,292	3,124	1,677
Income from unconsolidated joint ventures	847	879	2,182	2,256
Gains on sales of real estate, net of minority interest	102,073	1,377	102,073	8,108
Gains on sales of land held for development, net of minority interest	—	—	1,208	—
Income (loss) from discontinued operations, net of minority interest	—	710	(406)	2,349
Gains on sales of real estate from discontinued operations, net of minority interest	8,389	19,589	8,389	22,010
Less:
General and administrative expense	(14,252)	(12,493)	(29,065)	(25,093)
Interest expense	(78,233)	(74,789)	(157,587)	(149,094)
Depreciation and amortization expense	(67,219)	(60,366)	(135,202)	(116,373)
Losses from early extinguishments of debt	(12,896)	—	(12,896)	(6,258)
Minority interest in Operating Partnership	(14,740)	(17,776)	(30,447)	(34,945)

Net income available to common shareholders	$165,490	$87,118	$226,724	$153,061

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Newly Issued Accounting Standard

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity instrument issued. SFAS No. 123R is effective as of the first annual reporting period beginning after June 15, 2005. The Company adopted the fair value recognition provisions of SFAS No. 123R prospectively to all employee awards granted, modified, or settled on or after January 1, 2005, and applied the modified prospective application transition provisions, upon adoption. All of the Company’s remaining unvested stock options vested on January 17, 2005. As a result, the Company’s adoption of SFAS No. 123R did not have a material impact on the Company’s cash flows, results of operations, financial position, or liquidity.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS Statement No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s cash flows, results of operations, financial position, or liquidity.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-5”). The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-5, should consolidate a limited partnership. Pursuant to EITF 04-5, the general partner of a limited partnership should consolidate a limited partnership unless the limited partners have either (a) the substantive ability to dissolve the limited partnership or otherwise remove the general partners without cause, or (b) substantive participating rights. In addition, EITF 04-5 concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. EITF 04-5 is effective for reporting periods in fiscal years beginning after December 15, 2005. The Company is currently evaluating and assessing the impact of this pronouncement.

15.    Related Party Transaction

An entity controlled by Mr. Mortimer B. Zuckerman, Chairman of the Board of Directors of Boston Properties, Inc., owned an office building located at 2400 N Street, N.W. in Washington, D.C., in which a company affiliated with Mr. Zuckerman leased 100% of the building. The Company had entered into an agreement with an entity controlled by Mr. Zuckerman to manage this property on terms comparable with other third-party property management agreements that the Company currently has in place. The disinterested members of the Company’s Board of Directors had approved the management agreement between the Company and Mr. Zuckerman’s affiliate. Under the management agreement, the Company had also agreed to provide consulting services and assistance in connection with a possible sale of this property in exchange for a fee of $100,000 payable upon the closing of the sale of the property. During the three months ended June 30, 2005, the entity controlled by Mr. Zuckerman closed on the sale of the property and pursuant to the management agreement the Company recognized $100,000 for consulting services and assistance in connection with the sale.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Subsequent Events

On July 19, 2005, the Company refinanced at maturity its mortgage loan collateralized by 599 Lexington Avenue located in New York City. The mortgage loan totaling $225.0 million bore interest at a fixed rate of 7.0% per annum. The mortgage loan was refinanced through a $225.0 million secured draw from the Company’s Unsecured Line of Credit.

On July 21, 2005, the Board of Directors of the Company declared a special cash dividend of $2.50 per share of Common Stock payable on October 31, 2005 to shareholders of record as of the close of business on September 30, 2005. The holders of Series Two Preferred Units of limited partnership interest in the Operating Partnership will participate (in accordance with the terms of the Series Two Preferred Units) in the special dividend on an as-converted basis along with the holders of OP Units. Because the holders of options to purchase shares of the Company’s Common Stock are not eligible to receive dividends, the Company’s Board of Directors approved adjustments that are intended to ensure that its employees, directors and other persons who hold such stock options are not disadvantaged by the planned special cash dividend.

On August 3, 2005, the Company entered into two forward-starting swap contracts at fixed rates of 4.877% and 4.882% on notional amounts of $50.0 million. The swaps go into effect in February 2007 and expire in February 2017.

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms “we,” “us,” and “our” or “the Company” refer to Boston Properties Inc., a Delaware corporation organized in 1997, individually or together with its subsidiaries, including Boston Properties Limited Partnership, a Delaware limited partnership, and our predecessors.

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

Office markets showed signs of further improvement in the second quarter of 2005, although at a slower pace than what we experienced between the fourth quarter of 2004 and the first quarter of 2005. Across our portfolio, average market rents continue to increase in all markets with the exception of the Boston central business district, Cambridge, Montgomery County, Maryland and Princeton, where rents have remained essentially unchanged. Our second quarter lease executions continued at a strong pace, totaling just over 900,000 square feet in 91 new leases and or amendments.

During the quarter, we completed the sales of Riverfront Plaza and 100 East Pratt Street which resulted in our exit as an owner from the Baltimore and Richmond markets. We will continue to manage these properties through long-term management agreements. In addition, we completed the sale of the Old Federal Reserve located in San Francisco, California. We believe the current conditions of the investment market will continue through the remainder of 2005 and that investors will continue to place a premium on high-quality, well-located office buildings resulting in a reduction in total return expectations and higher sale prices. We continue to review our portfolio with a view towards additional sales. However, these conditions also make it more difficult to acquire assets at what we believe to be attractive rates of return.

We continue to capitalize on our ability to grow through development, which is one of our core capabilities. Given current market conditions, we believe the returns we can generate from development are generally greater than those we could expect to realize from acquisitions. We are considering other than office uses for our land holdings and may participate or undertake alternative development projects. We currently have four active construction projects underway, which aggregate an estimated total investment of $292.4 million, as well as multiple opportunities within our pipeline. Our Seven Cambridge and Parcel E (12290 Sunrise Valley) projects are fully leased to Massachusetts Institute of Technology and Lockheed Martin Corporation, respectively. Our estimated total investment for our properties under construction as of June 30, 2005 is detailed below:

Properties Under Construction	Location	Estimated Total Investment
		(in thousands)
Seven Cambridge Center and West Garage	Cambridge, MA	$145,934
Parcel E (12290 Sunrise Valley)	Reston, VA	45,754
Capital Gallery Expansion	Washington, D.C.	69,100
Wisconsin Place—Infrastructure (23.89% ownership)	Chevy Chase, MD	31,626

Total Properties Under Construction		$292,414

In July 2005, our Board of Directors declared a special cash dividend of $2.50 per common share, payable on October 31, 2005 to shareholders of record as of the close of business on September 30, 2005. The difficulty in purchasing significant high quality assets in accordance with our disciplined return and underwriting standards and the strength of our current balance sheet which, even after this distribution, will allow us to aggressively pursue any attractive purchase or development opportunity that surfaces led to our decision to declare the dividend. The Board of Directors did not make any change in our policy with respect to regular quarterly dividends. The holders of Series Two Preferred Units will participate (in accordance with the terms of the Series Two Preferred Units) in the special dividend on an as-converted basis along with the holders of OP Units. Because the holders of options to purchase shares of our common stock are not eligible to receive dividends, our Board of Directors approved adjustments that are intended to ensure that our employees, directors and other persons who hold such stock options are not disadvantaged by the planned dividend.

The highlights of the three months ended June 30, 2005 included the following:

•	We increased our quarterly dividend payable to our common stockholders from $0.65 per share to $0.68 per share. This represents a 4.6% increase.

•	On April 12, 2005, we obtained construction financing totaling $125.0 million collateralized by our Seven Cambridge Center development project located in Cambridge, Massachusetts. Seven Cambridge Center is a fully-leased, build-to-suit project with approximately 231,000 net rentable square feet of office, research laboratory and retail space plus parking for approximately 800 cars. The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures in April 2007 with a one-year extension option.

•	On April 20, 2005, we sold the Old Federal Reserve, a Class A office property totaling approximately 150,000 net rentable square feet located in San Francisco, California, at a sale price of approximately $46.8 million.

•	On May 12, 2005, we modified the mortgage loan collateralized by 601 and 651 Gateway Boulevard located in South San Francisco, California. The modified mortgage loan of $83.8 million matures on December 31, 2005 and continues to require monthly payments equal to the net cash flow from the property, which will be allocated first to interest based on a rate of 3.50% per annum with the remainder applied to principal through the end of the term, with a balloon payment due at maturity.

•	On May 12, 2005, we completed the sale of 100 East Pratt Street, a 639,000 net rentable square foot Class A office property located in Baltimore, Maryland, for approximately $207.5 million. Net cash proceeds were approximately $92.8 million after the repayment of mortgage indebtedness of approximately $84.0 million, a prepayment penalty of approximately $6.5 million and unfunded tenant obligations and other closing costs totaling approximately $24.2 million.

•	On May 16, 2005, we completed the sale of Riverfront Plaza, a 910,000 net rentable square foot Class A office property located in Richmond, Virginia, for approximately $247.1 million. Net proceeds were approximately $129.9 million after the repayment of mortgage indebtedness of approximately $104.0 million, a prepayment penalty of approximately $4.3 million and unfunded tenant obligations and other closing costs totaling approximately $8.9 million.

•	On May 19, 2005, we extended and modified our $605.0 million unsecured revolving credit agreement (the “Unsecured Line of Credit”) for a term expiring on October 30, 2007 with a one-year extension option. The interest rate on borrowings has been reduced from a per annum variable rate of Eurodollar plus 0.70% to Eurodollar plus 0.65%, subject to adjustment in the event of a change in the unsecured debt ratings of our Operating Partnership.

•	On June 21, 2005, we refinanced the construction loan facility collateralized by Times Square Tower located in New York City. The new mortgage loan totaling $475.0 million bears interest at a variable rate equal to LIBOR plus 0.50% per annum and matures on July 9, 2008. The new mortgage loan includes provisions for two one-year extensions, at our option. We also entered into an agreement to cap the interest rate at 10.5% per annum.

Transactions completed subsequent to June 30, 2005:

•	On July 19, 2005, we refinanced at maturity the mortgage loan collateralized by 599 Lexington Avenue located in New York City. The mortgage loan totaling $225.0 million bore interest at a fixed rate of 7.0% per annum. The mortgage loan was refinanced through a secured draw from our Unsecured Line of Credit.

•	On August 3, 2005, we entered into two forward-starting interest rate swap contracts at fixed rates of 4.877% and 4.882% on notional amounts of $50.0 million. The swaps go into effect in February 2007 and expire in February 2017. See Item 3—Quantitative and Qualitative Disclosures about Market Risk.

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

We record acquired “above-” and “below-market” leases at their fair values using a discount rate which reflects the risks associated with the leases acquired, equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

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

A variety of costs are incurred in the acquisition, development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on our development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” The costs of land and building under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.

Investments in Unconsolidated Joint Ventures

Except for ownership interests in a variable interest entity, we account for our investments in joint ventures under the equity method of accounting because we exercise significant influence over, but do not control, these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and are subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years. Under the equity method of accounting, our net equity is reflected on the consolidated balance sheets, and our share of net income or loss from the joint ventures is included on the consolidated statements of operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses, however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. For ownership interests in variable interest entities, we consolidate those in which we are the primary beneficiary.

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

Our leasing strategy is generally to secure financially stable tenants that meet our underwriting guidelines. Furthermore, following the initiation of a lease, we continue to actively monitor the tenant’s creditworthiness to ensure that all tenant-related assets are recorded at their realizable values. When assessing a tenant’s credit quality, we:

•	review relevant financial information regarding the tenant, including:

•	financial ratios;

•	net worth;

•	debt to market capitalization; and

•	liquidity;

•	evaluate the depth and experience of the tenant’s management team; and

•	assess the strength/growth of the tenant’s industry.

As a result of the underwriting process, tenants are then categorized into one of three categories:

•	low risk tenants;

•	the tenant’s credit is such that we require collateral in which case we:

•	require security deposit; and/or

•	reduce up-front tenant improvement investment; or

•	the tenant’s credit is below our acceptable parameters.

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

If our estimates of collectibility differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases was approximately 7.5 years as of June 30, 2005 calculated on a weighted average, based on net rentable square feet. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and ongoing monitoring of our portfolio to identify potential problem tenants.

Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized as revenue in the period during which the expenses are incurred. Tenant reimbursements are recognized and presented in accordance with Emerging Issues Task Force, or EITF, Issue 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” or Issue 99-19. Issue 99-19 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk.

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

Depreciation and Amortization

We compute depreciation and amortization on our properties using the straight-line method based on estimated useful asset lives. In accordance with SFAS No. 141, we allocate the acquisition cost of real estate to land, building, tenant improvements, acquired “above-” and “below-market” leases, origination costs and acquired in-place leases based on management’s assessment of their fair values and depreciate or amortize these assets over their useful lives. The amortization of acquired “above-” and “below-market” leases and acquired in-place leases is recorded as an adjustment to revenue and depreciation and amortization, respectively, in the Consolidated Statements of Operations.

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the three and six months ended June 30, 2005 and 2004.

At June 30, 2005 and June 30, 2004, we owned or had interests in a portfolio of 122 and 126 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data are necessarily comparable. Therefore, the comparison of operating results for the three and six months ended June 30, 2005 and 2004 show separately changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the Total Property Portfolio.

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income available to common shareholders, the most directly comparable GAAP financial measure, plus minority interest in Operating Partnership, losses from early extinguishments of debt, depreciation and amortization, interest expense and general and administrative expenses, less gains on sales of real estate from discontinued operations (net of minority interest), income (loss) from discontinued operations (net of minority interest), gains on sales of real estate and land held for development (net of minority interest), income from unconsolidated joint ventures, minority interests in property partnerships, interest and other income and development and management services income. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 112 properties totaling approximately 29.2 million net rentable square feet of office space, including three hotel properties, acquired or placed in-service on or prior to January 1, 2004 and owned through June 30, 2005. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after January 1, 2004 or disposed of on or prior to June 30, 2005. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the six months ended June 30, 2005 and 2004 with respect to the properties which were acquired, placed in-service, repositioned or sold.

In September 2004, we commenced the redevelopment of our Capital Gallery property in Washington, D.C. Capital Gallery is a Class A office property currently totaling approximately 397,000 net rentable square feet. The project entails removing a three-story low-rise section of the property, which is comprised of 100,000 net rentable square feet, from in-service status and developing it into a ten-story office building resulting in a total complex size of approximately 610,000 net rentable square feet upon completion. This property is included in Properties Repositioned for the six months ended June 30, 2005 and June 30, 2004.

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
(dollars in thousands)	2005	2004	Increase/ (Decrease)	% Change	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$588,401	$578,962	$9,439	1.63%	$17,160	$22,572	$13,435	$6,496	$38,557	$7,108	$6,570	$7,709	$664,123	$622,847	$41,276	6.63%
Termination Income	5,355	1,548	3,807	245.93%	—	9	—	—	—	—	—	—	5,355	1,557	3,798	243.93%

Total Rental Revenue	593,756	580,510	13,246	2.28%	17,160	22,581	13,435	6,496	38,557	7,108	6,570	7,709	669,478	624,404	45,074	7.22%

Operating Expenses	198,965	188,799	10,166	5.38%	5,811	8,062	2,832	1,421	5,930	600	1,639	2,289	215,177	201,171	14,006	6.96%

Net Operating Income, excluding hotels	394,791	391,711	3,080	0.79%	11,349	14,519	10,603	5,075	32,627	6,508	4,931	5,420	454,301	423,233	31,068	7. 34%

Hotel Net Operating Income (1)	7,803	7,290	513	7.04%	—	—	—	—	—	—	—	—	7,803	7,290	513	7.04%

Consolidated Net Operating Income (1)	402,594	399,001	3,593	0.90%	11,349	14,519	10,603	5,075	32,627	6,508	4,931	5,420	462,104	430,523	31,581	7.34%

Other Revenue:
Development and Management Services	—	—	—	—	—	—	—	—	—	—	—	—	8,673	9,283	(610)	(6.57)%
Interest and Other	—	—	—	—	—	—	—	—	—	—	—	—	4,574	8,618	(4,044)	(46.93)%

Total Other Revenue	—	—	—	—	—	—	—	—	—	—	—	—	13,247	17,901	(4,654)	(26.0)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	—	—	29,065	25,093	3,972	15.83%
Interest	—	—	—	—	—	—	—	—	—	—	—	—	157,587	149,094	8,493	5.70%
Depreciation and amortization	120,357	108,885	11,472	10.54%	2,302	4,101	2,609	1,244	9,044	1,164	890	979	135,202	116,373	18,829	16.18%
Losses from early extinguishments of debt	—	—	—	—	—	—	—	—	—	—	—	—	12,896	6,258	6,638	106.07%

Total Other Expenses	120,357	108,885	11,472	10.54%	2,302	4,101	2,609	1,244	9,044	1,164	890	979	334,750	296,818	37,932	12.78%

Income before minority interests	$282,237	$290,117	(7,880)	(2.72)%	9,047	$10,418	$7,994	$3,831	$23,583	$5,344	$4,041	$4,441	$140,601	$151,606	(11,005)	(7.26)%
Income from unconsolidated joint ventures	$1,405	$1,953	$(548)	(28.06)%	—	$303	$52	—	$725	—	—	—	2,182	2,256	(74)	(3.28)%

Income (loss) from discontinued operations, net of minority interest	—	—	—	—	$(406)	$2,349	—	—	—	—	—	—	(406)	2,349	(2,755)	(117.28)%
Minority interests in property partnerships													3,124	1,677	1,447	86.29%
Minority interest in Operating Partnership													(30,447)	(34,945)	4,498	12.87%
Gains on sales of real estate, net of minority interest													102,073	8,108	93,965	1,158.92%
Gains on sales of land held for development, net of minority interest													1,208	—	1,208	100.0%
Gains on sales of real estate from discontinued operations, net of minority interest													8,389	22,010	(13,621)	(61.89)%

Net Income available to common shareholders													$226,724	$153,061	$73,663	48.13%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 33.

Rental Revenue

The increase of $41.3 million in the Total Property Portfolio is comprised of increases and decreases within the five categories that represent our Total Property Portfolio. Rental revenue from Properties Placed In-Service increased approximately $31.4 million, Properties Acquired increased approximately $6.9 million, Same Property Portfolio increased approximately $9.4 million, Properties Sold decreased approximately $5.4 million and Properties Repositioned decreased approximately $1.0 million.

The increase in rental revenue from Properties Placed In-Service relates to placing Times Square Tower and New Dominion Technology Park, Building Two in-service during the third quarter of 2004, as detailed below.

	Date Placed in Service	Rental Revenue for the six months ended June 30,
Property		2005	2004	Change
		(in thousands)
Times Square Tower	3rd Quarter 2004	$33,795	$7,108	$26,687
New Dominion Technology Park, Building Two	3rd Quarter 2004	4,762	—	4,762

Total		$38,557	$7,108	$31,449

The purchase of the remaining interest in 140 Kendrick Street as of March 24, 2004 and the acquisition of 1330 Connecticut Avenue on April 1, 2004 increased revenue by approximately $6.9 million, as detailed below:

		Rental Revenue for the six months ended June 30,
Property	Date Acquired	2005	2004	Change
		(in thousands)
1330 Connecticut Avenue	April 1, 2004	$7,469	$3,582	$3,887
140 Kendrick Street	March 24, 2004	5,966	2,914	3,052

Total		$13,435	$6,496	$6,939

Rental revenue from the Same Property Portfolio increased $9.4 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Included in rental revenue is an overall increase in base rental revenue of approximately $2.8 million as well as an increase in straight line rents of approximately $1.2 million. Approximately $3.2 million of the increase from the Same Property Portfolio was due to an increase in operating income attributed to higher operating expenses. With respect to leases that expire during the next 18 months, we anticipate that the estimated market rents on those spaces indicate a roll-down of approximately 9%.

In May 2005, we completed the sales of 100 East Pratt Street in Baltimore, Maryland and Riverfront Plaza in Richmond, Virginia for net cash proceeds of approximately $92.8 million and $129.9 million, respectively. These properties are included in Properties Sold for the six months ended June 30, 2005 and June 30, 2004 due to our continuing involvement as the property manager for each property. In addition, Hilltop Office Center, which was sold in February 2004 is included in Properties Sold for the six months ended June 30, 2005 and 2004. Revenue from Properties Sold for the six months ended June 30, 2005 and June 30, 2004 was $17.2 million and $22.6 million, respectively.

Termination Income

Termination income for the six months ended June 30, 2005 was related to fourteen tenants across the portfolio that terminated their leases and made termination payments totaling approximately $5.4 million. This compared to termination income earned for the six months ended June 30, 2004 related to eight tenants totaling $1.6 million. For the remainder of 2005 we expect to recognize approximately $1.0 million in termination income.

Operating Expenses

The $14.0 million increase in property operating expenses in the Total Property Portfolio (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) is comprised of increases and decreases within the five categories that represent our Total Property Portfolio. Operating expenses for the Properties Placed In-Service increased approximately $5.3 million, Properties Acquired increased approximately $1.4 million, Same Property Portfolio increased approximately $10.2 million, Properties Sold decreased approximately $2.3 million and Properties Repositioned decreased approximately $0.6 million.

We placed Times Square Tower and New Dominion Technology Park, Building Two in-service during the third quarter of 2004 which increased operating expenses by approximately $5.3 million, as detailed below.

		Operating Expenses for the six months ended June 30,
Property	Date Placed in Service	2005	2004	Change
		(in thousands)
Times Square Tower	3rd Quarter 2004	$5,252	$600	$4,562
New Dominion Technology Park, Building Two	3rd Quarter 2004	678	—	678

Total		$5,930	$600	$5,330

In addition, approximately $1.4 million of the increase in Total Property Portfolio operating expenses primarily relates to the acquisitions of 140 Kendrick Street and 1330 Connecticut Avenue, as detailed below:

		Operating Expenses six months ended June 30,
Property	Date Acquired	2005	2004	Change
		(in thousands)
1330 Connecticut Avenue	April 1, 2004	$2,106	$1,009	$1,097
140 Kendrick Street	March 24, 2004	726	412	314

Total		$2,832	$1,421	$1,411

Operating expenses from the Same Property Portfolio increased approximately $10.2 million for the six months ended June 30, 2005. Included in Same Property Portfolio operating expenses is an increase to real estate tax expense of approximately $4.6 million for the six months ended June 30, 2005 due to increased real estate tax assessments, with approximately half of this increase specifically attributed to properties located in New York City.

Hotel Net Operating Income

Net operating income for the hotel properties increased by approximately $0.5 million for the six months ended June 30, 2005 compared to June 30, 2004.

The following reflects our occupancy and rate information for the three hotel properties for the six months ended June 30, 2005 and 2004:

	2005	2004	Percentage Change
Occupancy	76.8%	79.1%	(2.9)%
Average daily rate	$176.16	$162.50	8.4%
Revenue per available room, REVPAR	$135.23	$129.03	4.8%

Development and Management Services

Our third-party fee income decreased approximately $0.6 million for the six months ended June 30, 2005 compared to 2004 due to the completion of third-party development projects in Washington, D.C. and near completion of our project at 90 Church Street in New York City. In addition, development fees on tenant improvement projects are lower in 2005 than for 2004 due to the timing of projects and lease executions.

In connection with the sales of Riverfront Plaza and 100 East Pratt Street, we are managing each of these properties, for a fee, through agreements with the buyers.

Interest and Other Income

Interest and other income decreased by $4.0 million for the six months ended June 30, 2005. In the first quarter of 2004 we recognized a net amount of approximately $7.0 million in connection with the termination by a third-party of an agreement to enter into a ground lease with us. Excluding this termination, interest income has increased approximately $3.0 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due to higher cash balances as well as higher interest rates during the six months ended June 30, 2005 compared to 2004. We expect interest income to decline in the fourth quarter of 2005 and into 2006 as a result of the special cash dividend payable to common stockholders on October 31, 2005.

Other Expenses

General and Administrative

General and administrative expenses in the Total Property Portfolio increased for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 by approximately $4.0 million, or 15.83%. A majority of the increase is attributed to compensation expense increases during 2005. An aggregate of approximately $1.2 million of the increase is attributable to changes in the form of long-term equity-based compensation, as further described below.

Commencing in 2003, we issued restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under the 1997 Stock Option and Incentive Plan as our primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of our restricted stock. Employees generally vest in restricted stock and LTIP Units over a five-year term (for awards granted prior to 2003, vesting is in equal annual installments; for those granted in 2003 and beyond, vesting is over a five-year term of 0%, 0%, 25%, 35%, and 40%). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. LTIP Units which were issued in January 2005 and future LTIP Unit awards will be valued using an option pricing model in accordance with the provisions of SFAS No. 123R. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “stock-based compensation.” Stock-based compensation expense associated with $6.1 million of equity-based compensation that was granted in January 2003 will generally be expensed ratably as such restricted stock and LTIP Units vests over a five-year vesting period. Stock-based compensation associated with approximately $9.7 million of restricted stock and LTIP Units granted in January 2004 and approximately $12.5 million of restricted stock and LTIP Units granted in January 2005 will also be incurred ratably as such restricted stock and LTIP Units vest. To the extent we continue to grant restricted stock and LTIP Unit awards, our expense will continue to increase significantly until 2008 even if there are no future increases in the aggregate value of restricted equity granted each year. This is because we expense the value of the restricted stock and LTIP Unit awards ratably over the five-year vesting period and a full run-rate will not be achieved until 2008.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $8.5 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The majority of the increase is due to the cessation of interest capitalization at Times Square Tower and New Dominion Technology Park, Building Two, as well as the acquisition of 140 Kendrick Street and 1330 Connecticut Avenue in the second quarter of 2004. This increase was offset by the repayment of outstanding mortgage debt due to the sales of Riverfront Plaza and 100 East Pratt Street in the second quarter of 2005, as well as the repayment of mortgage debt at One and Two Reston Overlook and the 12300 and 12310 Sunrise Valley Drive buildings in the beginning of 2004.

At June 30, 2005, our variable rate debt consisted of our construction loans on our Times Square Tower, Capital Gallery Expansion and our Cambridge Center Seven construction projects. The following summarizes our outstanding debt as of June 30, 2005 compared with June 30, 2004.

	June 30,
	2005	2004
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$4,376,618	$4,549,978
Variable rate	522,139	444,725

Total	$4,898,757	$4,994,703

Percent of total debt:
Fixed rate	89.34%	91.10%
Variable rate	10.66%	8.90%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.65%	6.68%
Variable rate	3.85%	2.28%
Total	6.36%	6.28%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $18.8 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Depreciation and Amortization from Properties Placed In-Service and Acquired increased approximately $9.2 million, Same Property increased approximately $11.5 million, Properties Sold decreased approximately $1.9 million.

The additions to the Total Property Portfolio through acquisitions and placing properties in-service increased depreciation and amortization expense by approximately $9.2 million, as detailed below.

	Acquired/Placed in-Service	Depreciation and Amortization for the six months ended June 30,
Property		2005	2004	Change
		(in thousands)
Times Square Tower	Placed in-service	$8,192	$1,164	$7,028
1330 Connecticut Avenue	Acquired	1,596	737	859
140 Kendrick Street	Acquired	1,013	507	506
New Dominion Technology Park, Building Two	Placed in-service	852	—	852

Total Additions		$11,653	$2,408	$9,245

Subsequent to our press release issued on July 26, 2005, we recorded a depreciation adjustment of approximately $1.4 million. As a result of this adjustment, our earnings per share for the three and six months ended June 30, 2005 as reported in this Form 10-Q are $0.01 per share less (on both a basic and diluted basis) than previously disclosed in our press release.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheet and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the six months ended June 30, 2005 and June 30, 2004 were $3.1 million and $2.9 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the six months ended June 30, 2005 and 2004 was $1.6 million and $8.4 million, respectively. These costs are not included in the interest expense referenced above. During the third quarter of 2004, we placed in-service Times Square Tower and New Dominion Technology Park Building Two development projects, and ceased capitalizing interest in accordance with our capitalization policy.

Losses from early extinguishments of debt

In connection with the sales of 100 East Pratt Street and Riverfront Plaza, we repaid the mortgage loans collateralized by the properties totaling approximately $188 million. During the six months ended June 30, 2005, we recognized a loss from early extinguishment of debt totaling approximately $11.0 million, consisting of prepayment fees of approximately $10.8 million and the write-off of unamortized deferred financing costs of approximately $0.2 million. We also recognized a $1.9 million loss from early extinguishment of debt which relates to the refinancing of our Times Square Tower mortgage loan as well the modification on our Unsecured Line of Credit.

For the six months ended June 30, 2004, we recognized a loss from early extinguishment of debt totaling approximately $6.3 million related to the repayments of our mortgage loans collateralized by One and Two Reston Overlook and the 12300 and 12310 Sunrise Valley Drive buildings.

Joint Ventures

During the first quarter of 2005, we placed in-service 901 New York Avenue, a 539,000 net rentable square foot Class A office property located in Washington, D.C., in which we have a 25% ownership interest. The addition of this property contributed approximately $0.7 million to joint venture income for the six months ended June 30, 2005. As of August 5, 2005 this property is 96% leased.

Other

The decrease in income (loss) from discontinued operations in the Total Property Portfolio for the six months ended June 30, 2005 was a result of properties sold or designated as held for sale during 2005 and 2004 which are no longer included in our operations as of June 30, 2005. Below is a list of properties included in discontinued operations for the six months ended June 30, 2005 and 2004:

Six months ended June 30, 2005	Six months ended June 30, 2004
Old Federal Reserve	Old Federal Reserve
Sugarland Business Park-Building One
204 Second Avenue
560 Forbes Boulevard
Decoverly Two, Three, Six and Seven
38 Cabot Boulevard
The Arboretum
430 Rozzi Place
Sugarland Business Park-Building Two

Gains on sales of real estate for the six months ended June 30, 2005 in the Total Property Portfolio relate to the sales of Riverfront Plaza and 100 East Street which are not included in discontinued operations due to our continuing involvement in the management, for a fee, of these properties after the sales. Gains on sales of real estate for the six months ended June 30, 2004 in the Total Property Portfolio relate to the sale of Hilltop Office Center and a land parcel in Burlington, MA. Hilltop Office Center is not included in discontinued operations due to our continuing involvement in the management, for a fee, of these properties after the sale.

Gains on sales of land held for development for the six months ended June 30, 2005 in the Total Property Portfolio relate to the sale of Decoverly Four and Five, consisting of two undeveloped land parcels located in Rockville, Maryland.

The only property included in our gains on sales of real estate from discontinued operations for the six months ended June 30, 2005 in the Total Property Portfolio was the Old Federal Reserve. Properties included in our gains on sales of real estate from discontinued operations for the six months ended June 30, 2004 in the Total Property Portfolio are related to the sale of 430 Rozzi Place, Sugarland Business Park-Building Two, The Arboretum, Decoverly Two, Three, Six and Seven and 38 Cabot Boulevard.

Comparison of the three months ended June 30, 2005 to the three months ended June 30, 2004.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 116 properties totaling approximately 29.8 million net rentable square feet of office space, including three hotel properties, acquired or placed in-service on or prior to April 1, 2004 and owned through June 30, 2005. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after April 1, 2004 or disposed of on or prior to June 30, 2005. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended June 30, 2005 and 2004 with respect to the properties which were acquired, placed in-service, repositioned or sold.

In September 2004, we commenced the redevelopment of our Capital Gallery property in Washington, D.C. Capital Gallery is a Class A office property currently totaling approximately 397,000 net rentable square feet. The project entails removing a three-story low-rise section of the property, which is comprised of 100,000 net rentable square feet, from in-service status and developing it into a ten-story office building resulting in a total complex size of approximately 610,000 net rentable square feet upon completion. This property is included in Properties Repositioned for the three months ended June 30, 2005 and June 30, 2004.

	Same Property Portfolio				Properties Sold			Properties Acquired		Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
(dollars in thousands)	2005	2004	Increase/ (Decrease)	% Change	2005	2004		2005	2004	2005	2004	2005	2004	2005	2004	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$301,486	$294,981	$6,505	2.21%	$5,289		$11,260	$—	$—	$19,453	$6,870	$3,257	$3,792	$329,485	$316,903	$12,582	3.97%
Termination Income	3,979	—	3,979	100.0%	—		—	—	—	—	—	—	—	3,979	—	3,979	100.0%

Total Rental Revenue	305,465	294,981	10,484	3.55%	5,289		11,260	—	—	19,453	6,870	3,257	3,792	333,464	316,903	16,561	5.23%

Operating Expenses	101,241	95,357	5,884	6.17%	1,792		4,007	—	—	2,691	600	852	1,085	106,576	101,049	5,527	5.47%

Net Operating Income, excluding hotels	204,224	199,624	4,600	2.30%	3,497		7,253	—	—	16,762	6,270	2,405	2,707	226,888	215,854	11,034	5.11%

Hotel Net Operating Income (1)	6,087	5,790	297	5.13%	—		—	—	—	—	—	—	—	6,087	5,790	297	5.13%

Consolidated Net Operating Income (1)	210,311	205,414	4,897	2.38%	3,497		7,253		—	16,762	6,270	2,405	2,707	232,975	221,644	11,331	5.11%

Other Revenue:
Development and Management Services	—	—	—	—	—		—	—	—	—	—	—	—	4,137	5,961	(1,824)	(30.60)%
Interest and Other	—	—	—	—	—		—	—	—	—	—	—	—	2,937	1,090	1,847	169.45%

Total Other Revenue	—	—	—	—	—		—	—	—	—	—	—	—	7,074	7,051	23	0.33%
Other Expenses:
General and administrative expense	—	—	—	—	—		—	—	—	—	—	—	—	14,252	12,493	1,759	14.08%
Interest	—	—	—	—	—		—	—	—	—	—	—	—	78,233	74,789	3,444	4.60%
Depreciation and amortization	62,151	56,658	5,493	9.70%	—		2,049	—	—	4,620	1,164	447	495	67,219	60,366	6,853	11.35%
Losses from early extinguishments of debt	—	—			—		—	—	—	—	—	—	—	12,896	—	12,896	100.0%

Total Other Expenses	62,151	56,658	5,493	9.70%	—		2,049	—	—	4,620	1,164	447	495	172,600	147,648	24,952	16.90%

Income before minority interests	$148,160	$148,756	(596)	(0.40)%	$3,497		$5,204	$—	$—	$12,142	$5,106	$1,958	$2,212	$67,449	$81,047	(13,598)	(16.78)%
Income from unconsolidated joint ventures	$231	$879	$(648)	(73.72)%	$—	$		$24	$—	$592	$—	—	—	847	879	(32)	(3.64)%

Income (loss) from discontinued operations, net of minority interest	—	—	—	—	$—		$710	—	—	—	—	—	—	—	710	(710)	(100.0)%
Minority interests in property partnerships														1,472	1,292	180	13.93%
Minority interest in Operating Partnership														(14,740)	(17,776)	3,036	17.08%
Gains on sales of real estate, net of minority interest														102,073	1,377	100,696	7,312.71%
Gains on sales of real estate from discontinued operations, net of minority interest														8,389	19,589	(11,200)	(57.17)%

Net Income available to common shareholders														$165,490	$87,118	$78,372	89.96%

(1) For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 33.

Rental Revenue

The increase of $12.6 million in the Total Property Portfolio is comprised of increases and decreases within the five categories that represent our Total Property Portfolio. Rental revenue from Properties Placed In-Service increased approximately $12.6 million, Same Property Portfolio increased approximately $6.5 million, Properties Sold decreased approximately $6.0 million, and Properties Repositioned decreased approximately $0.5 million.

The increase in rental revenue from Properties Placed In-Service relates to placing Times Square Tower and New Dominion Technology Park, Building Two in-service during the third quarter of 2004, as detailed below.

	Date Placed in Service	Rental Revenue for the three months ended June 30,
Property		2005	2004	Change
		(in thousands)
Times Square Tower	3rd Quarter 2004	$17,072	$6,870	$10,202
New Dominion Technology Park, Building Two	3rd Quarter 2004	2,381	—	2,381

Total		$19,453	$6,870	$12,583

Rental revenue from the Same Property Portfolio increased $6.5 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Included in rental revenue is an overall increase to base rental revenue of approximately $0.5 million for the three months ended June 30, 2005 compared to June 30, 2004, as well as an increase of $1.6 million attributed to straight line rents. Approximately $2.4 million of the increase from the Same Property Portfolio was due to an increase in operating income attributed to higher operating expenses. With respect to leases that expire during the next 18 months we anticipate that the estimated market rents on those spaces indicate a roll-down of approximately 9%.

In May 2005, we completed the sales of 100 East Pratt Street in Baltimore, Maryland and Riverfront Plaza in Richmond, Virginia for net cash proceeds of approximately $92.8 million and $129.9 million, respectively. These properties are included in Properties Sold for the three months ended June 30, 2005 and June 30, 2004 due to our continuing involvement as the property manager for each property. Rental revenue from Properties Sold for the three months ended June 30, 2005 and June 30, 2004 was approximately $5.3 million and $11.3 million, respectively.

Termination Income

Termination income for the three months ended June 30, 2005 was related to seven tenants across the portfolio that terminated their leases and made termination payments totaling approximately $4.0 million. This compared to no termination income earned for the three months ended June 30, 2004. For the remainder of 2005 we expect to recognize approximately $1.0 million in termination income.

Operating Expenses

The $5.5 million increase in property operating expenses in the Total Property Portfolio (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) is comprised of increases and decreases within the five categories that represent our Total Property Portfolio. Operating expenses for Properties Placed In-Service increased approximately $2.1 million, Same Property Portfolio operating expenses increased approximately $5.9 million, Properties Sold decreased approximately $2.2 million and Properties Repositioned decreased approximately $0.3 million.

We placed Times Square Tower and New Dominion Technology Park, Building Two in-service during the third quarter of 2004 which increased operating expenses by approximately $2.1 million, as detailed below.

	Date Placed in Service	Operating Expenses for the three months ended June 30,
Property		2005	2004	Change
		(in thousands)
Times Square Tower	3rd Quarter 2004	$2,357	$600	$1,757
New Dominion Technology Park, Building Two	3rd Quarter 2004	334	—	334

Total		$2,691	$600	$2,091

Operating expenses from the Same Property Portfolio increased approximately $5.9 million for the three months ended June 30, 2005. Included in Same Property Portfolio operating expenses is an increase to real estate tax expense of approximately $1.6 million for the three months ended June 30, 2005 due to increased real estate tax assessments, with approximately half of this increase specifically attributed to properties located in New York City.

Hotel Net Operating Income

Net operating income for the hotel properties increased by approximately $0.3 million for the three months ended June 30, 2005 compared to June 30, 2004.

The following reflects our occupancy and rate information for the three hotel properties for the three months ended June 30, 2005 and 2004:

	2005	2004	Percentage Change
Occupancy	82.4%	87.1%	(5.4)%
Average daily rate	$198.65	$180.22	10.2%
Revenue per available room, REVPAR	$164.09	$157.06	4.5%

Development and Management Services

Our third-party fee income decreased by approximately $1.8 million for the three months ended June 30, 2005 compared to 2004 due to the completion of third-party development projects in Washington, D.C. and near completion of our project at 90 Church Street in New York City. In addition, development fees on tenant improvement projects are lower in 2005 than for 2004 due to the timing of projects and lease executions.

In connection with the sales of Riverfront Plaza and 100 East Pratt Street, we are managing each of these properties, for a fee, through agreements with the buyers.

Interest and Other Income

Interest and other income increased by $1.8 million for the three months ended June 30, 2005 due to higher cash balances as well as higher interest rates during the three months ended June 30, 2005 compared to 2004. We expect interest income to decline in the fourth quarter of 2005 and into 2006 as a result of the special cash dividend payable to common shareholders on October 31, 2005.

Other Expenses

General and Administrative

General and administrative expenses in the Total Property Portfolio increased for the three months ended June 30, 2005 compared to June 30, 2004 by $1.8 million, or 14.08%. A majority of the increase is attributed to compensation expense increases during 2005. An aggregate of approximately $0.6 million of the increase is attributable to changes in the form of long-term equity-based compensation, as further described below.

Commencing in 2003, we issued restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under the 1997 Stock Option and Incentive Plan as our primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of our restricted stock. Employees generally vest in restricted stock and LTIP Units over a five-year term (for awards granted prior to 2003, vesting is in equal annual installments; for those granted in 2003 and beyond, vesting is over a five-year term of 0%, 0%, 25%, 35%, and 40%). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. LTIP Units which were issued in January 2005 and future LTIP Unit awards will be valued using an option pricing model in accordance with the provisions of SFAS No. 123R. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “stock-based compensation.” Stock-based compensation expense associated with $6.1 million of equity-based compensation that was granted in January 2003 will generally be expensed ratably as such restricted stock and LTIP Units vests over a five-year vesting period. Stock-based compensation associated with approximately $9.7 million of restricted stock and LTIP Units granted in January 2004 and approximately $12.5 million of restricted stock and LTIP Units granted in January 2005 will also be incurred ratably as such restricted stock and LTIP Units vest. To the extent we continue to grant restricted stock and LTIP Unit awards, our expense will continue to increase significantly until 2008 even if there are no future increases in the aggregate value of restricted equity granted each year. This is because we expense the value of the restricted stock and LTIP Unit awards ratably over the five-year vesting period and a full run-rate will not be achieved until 2008.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $3.4 million for the three months ended June 30, 2005 compared to June 30, 2004. The majority of the increase is due to the cessation of interest capitalization at Times Square Tower and New Dominion Technology Park, Building Two, as well as the acquisition of 140 Kendrick Street and 1330 Connecticut Avenue in the second quarter of 2004. This increase was offset by the repayment of outstanding mortgage debt associated with the sales of Riverfront Plaza and 100 East Pratt Street in the second quarter of 2005, as well as the repayment of mortgage debt at One and Two Reston Overlook and 12300 and 12310 Sunrise Valley Drive buildings in the beginning of 2004.

At June 30, 2005, our variable rate debt consisted of our construction loans on our Times Square Tower, Capital Gallery Expansion and Seven Cambridge construction projects. The following summarizes our outstanding debt as of June 30, 2005 compared with June 30, 2004.

	June 30,
	2005	2004
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$4,376,618	$4,549,978
Variable rate	522,139	444,725

Total	$4,898,757	$4,994,703

Percent of total debt:
Fixed rate	89.34%	91.10%
Variable rate	10.66%	8.90%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.65%	6.68%
Variable rate	3.85%	2.28%
Total	6.36%	6.28%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $6.9 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Depreciation and amortization from Properties Acquired and Placed In-Service increased approximately $3.5 million, Same Property increased approximately $5.5 million, Properties Sold decreased approximately $2.0 million and Properties Repositioned decreased approximately $0.1 million.

The additions to the Total Property Portfolio through placing properties in-service increased depreciation and amortization expense by approximately $3.5 million, as detailed below.

	Acquired/Placed in Service	Depreciation and Amortization for the three months ended June 30,
Property		2005	2004	Change
		(in thousands)
Times Square Tower	Placed in-service	$4,194	$1,164	$3,030
New Dominion Technology Park, Building Two	Placed in-service	426	—	426

Total Additions		$4,620	$1,164	$3,456

Subsequent to our press release issued on July 26, 2005, we recorded a depreciation adjustment of approximately $1.4 million. As a result of this adjustment, our earnings per share for the three and six months ended June 30, 2005 as reported in this Form 10-Q are $0.01 per share less (on both a basic and diluted basis) than previously disclosed in our press release.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheet and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the three months ended June 30,

2005 and June 30, 2004 were $1.4 million and $1.6 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the three months ended June 30, 2005 and 2004 was $0.9 million and $3.5 million, respectively. These costs are not included in the interest expense referenced above. During the third quarter of 2004, we placed in-service Times Square Tower and New Dominion Technology Park, Building Two development projects and ceased capitalizing interest in accordance with our capitalization policy.

Losses from early extinguishments of debt

In connection with the sales of 100 East Pratt Street and Riverfront Plaza, we repaid the mortgage loans collateralized by the properties totaling approximately $188.0 million. During the three months ended June 30, 2005, we recognized a loss from early extinguishment of debt totaling approximately $11.0 million, consisting of prepayment fees of approximately $10.8 million and the write-off of unamortized deferred financing costs of approximately $0.2 million. We also recognized a $1.9 million loss from early extinguishment which relates to the refinancing of our Times Square Tower mortgage loan as well the modification of our Unsecured Line of Credit.

Joint Ventures

During the first quarter of 2005, we placed in-service 901 New York Avenue, a 539,000 net rentable square foot Class A office property located in Washington, D.C., in which we have a 25% ownership interest. The addition of this property contributed approximately $0.6 million to joint venture income for the three months ended June 30, 2005. As of August 5, 2005 this property is 96% leased.

Other

The decrease in income from discontinued operations in the Total Property Portfolio for the three months ended June 30, 2005 was a result of properties sold or designated as held for sale during 2004 which are no longer included in our operations as of June 30, 2005. Below is a list of properties included in discontinued operations for the three months ended June 30, 2005 and 2004:

Three months ended June 30, 2005	Three months ended June 30, 2004
Old Federal Reserve	Old Federal Reserve
Sugarland Business Park-Building One
204 Second Avenue
560 Forbes Boulevard
Decoverly Two, Three, Six and Seven
38 Cabot Boulevard
The Arboretum

Gains on sales of real estate for the three months ended June 30, 2005 in the Total Property Portfolio relate to the sales of Riverfront Plaza and 100 East Pratt Street. Gains on sales of real estate for the three months ended June 30, 2004 in the Total Property Portfolio relate to the sale of a land parcel in Burlington, MA.

The only property included in our gains on sales of real estate from discontinued operations for the three months ended June 30, 2005 in the Total Property Portfolio was the Old Federal Reserve. Properties included in our gains on sales of real estate from discontinued operations for the three months ended June 30, 2004 in the Total Property Portfolio are related to the sale of The Arboretum, Decoverly Two, Three, Six and Seven and 38 Cabot Boulevard.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are to:

•	fund normal recurring expenses;

•	fund our special cash dividend of $2.50 per common share payable on October 31, 2005 to shareholders of record as of the close of business on September 30, 2005;

•	meet debt service requirements including the repayment or refinancing of $406 million of indebtedness that matures within the twelve month period;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund current development costs not covered under construction loans;

•	fund new property acquisitions; and

•	make the minimum distribution required to maintain our REIT qualification under the Internal Revenue Code of 1986, as amended.

We believe that these needs will be satisfied using cash on hand and cash flows generated by operations and provided by financing activities, as well as cash generated from asset sales. Base rental revenue, recovery income from tenants, other income from operations, available cash balances, draws on our Unsecured Line of Credit and refinancing of maturing indebtedness are our principal sources of capital used to pay operating expenses, debt service, recurring capital expenditures and the minimum distribution required to maintain our REIT qualification. We seek to increase income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and maximize rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our office real estate management, leasing, development and construction businesses. Consequently, we believe our revenue, together with proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs. However, material changes in these factors may adversely affect our net cash flows. Such changes, in turn, would adversely affect our ability to fund distributions, debt service payments and tenant improvements. In addition, a material adverse change in our cash provided by operations may affect the financial covenants under our unsecured line of credit and unsecured senior notes.

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

We draw on multiple financing sources to fund our long-term capital needs. On July 19, 2005, we refinanced our debt at 599 Lexington Avenue totaling $225.0 million through a secured draw from our

Unsecured Line of Credit. Our Unsecured Line of Credit is utilized primarily as a bridge facility to fund acquisition opportunities and to meet short-term development and working capital needs. We generally fund our development projects with construction loans that may be partially guaranteed by Boston Properties Limited Partnership, our operating partnership, until project completion or lease-up thresholds are achieved.

Cash Flow Summary

Cash and cash equivalents were $507.2 million and $227.7 million at June 30, 2005 and June 30, 2004, respectively, representing an increase of $279.5 million. The following represents increases and decreases in cash flows for the six months ended June 30, 2005 versus June 30, 2004:

	Six months ended June 30,
	2005	2004	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$204,976	$210,586	$(5,610)
Net cash provided by (used in) investing activities	$292,750	$(67,103)	$359,853
Net cash provided by (used in) financing activities	$(229,888)	$61,529	$(291,417)

Our principal source of cash flow is related to the operation of our office properties. In addition, we have recycled capital through the sale of some of our properties and raised proceeds from secured and unsecured borrowings. We also issued 5,700,000 shares of our common stock in a public offering in March 2004. The average term of our tenant leases is approximately 7.5 years as of June 30, 2005 calculated on a weighted average, based on net rentable square feet with occupancy rates historically in the range of 92% to 98%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements.

Cash is used in investing activities to fund acquisitions, development and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash provided by investing activities for the six months ended June 30, 2005 consisted of the following:

(in thousands)
Proceeds from the sales of real estate	$472,647
The cash provided by investing is offset by:
Acquisitions/additions to real estate	(145,021)
Investments in marketable securities	(25,000)
Recurring capital expenditures	(7,656)
Planned non-recurring capital expenditures associated with acquisition properties	(1,199)
Hotel improvements, equipment upgrades and replacements	(698)
Net investments in unconsolidated joint ventures	(323)

Net cash provided by investing activities	$292,750

Cash used in financing activities for the three months ended June 30, 2005 totaled approximately $229.9 million. This consisted of payments of dividends and distributions to shareholders and unitholders as well as the repayment of mortgage notes payable associated with the sales of Riverfront Plaza and 100 East Pratt Street. These payments were offset by proceeds received from mortgage notes payable associated with the refinancing of Times Square Tower as well as the parcel of land at the Prudential Center which has been accounted for as a financing transaction. We expect to fund approximately $350 million in connection with the payment of a $2.50 per share/unit special cash dividend which our Board of Directors declared in July 2005. Future debt payments are discussed below under the heading “Capitalization.”

Capitalization

At June 30, 2005, our total consolidated debt was approximately $4.9 billion. The weighted-average annual interest rate on our consolidated indebtedness was 6.36% and the weighted-average maturity was approximately 5.3 years.

Debt to total market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total market capitalization was approximately $14.6 billion at June 30, 2005. Total market capitalization was calculated using the June 30, 2005 closing stock price of $70.00 per common share and the following: (1) 111,403,373 shares of our common stock, (2) 21,247,927 outstanding common units of partnership interest in Boston Properties Limited Partnership (excluding common units held by Boston Properties, Inc.), (3) an aggregate of 5,357,399 common units issuable upon conversion of all outstanding preferred units of partnership interest in Boston Properties Limited Partnership, (4) an aggregate of 380,821 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (5) our consolidated debt totaling approximately $4.9 billion. Our total consolidated debt at June 30, 2005 represented approximately 33.59% of our total market capitalization. This percentage will fluctuate with changes in the market price of our common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the debt to total market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

Debt Financing

As of June 30, 2005, we had approximately $4.9 billion of outstanding indebtedness, representing 33.59% of our total market capitalization as calculated above consisting of (1) $1.47 billion in publicly traded unsecured debt having a weighted average interest rate of 5.95% and maturities in 2013 and 2015 and (2) $3.43 billion of property-specific debt. We had no outstanding borrowings under our unsecured line of credit as of June 30, 2005. The table below summarizes our mortgage notes payable, our senior unsecured notes and our Unsecured Line of Credit at June 30, 2005 and 2004:

	June 30,
	2005	2004
	(dollars in thousands)
DEBT SUMMARY:
Balance
Fixed rate mortgages	$2,905,753	$3,079,477
Variable rate mortgages	522,139	444,725
Senior unsecured notes	1,470,865	1,470,501
Unsecured Line of Credit	—	—

Total	$4,898,757	$4,994,703

Percent of total debt:
Fixed rate	89.34%	91.1%
Variable rate	10.66%	8.9%

Total	100.0%	100.0%

Weighted average interest rate at end of period:

Fixed rate	6.65%	6.68%
Variable rate	3.85%	2.28%

Total	6.36%	6.28%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates.

Unsecured Line of Credit

On May 19, 2005, we modified our $605.0 million Unsecured Line of Credit by extending the maturity date from January 17, 2006 to October 30, 2007, with a provision for a one-year extension at our option, subject to certain conditions and by reducing the per annum variable interest rate on outstanding balances from Eurodollar plus 0.70% to Eurodollar plus 0.65% In addition a facility fee equal to 15 basis point per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in Boston Properties Limited Partnership’s senior unsecured debt ratings. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a reduced Eurodollar rate. We utilize the Unsecured Line of Credit principally to fund development of properties, land and property acquisitions, to refinance outstanding indebtedness and for working capital purposes. Our Unsecured Line of Credit is a recourse obligation of Boston Properties Limited Partnership.

Our ability to borrow under our Unsecured Line of Credit is subject to our compliance with a number of customary financial and other covenants on an ongoing basis, including:

•	a leverage ratio not to exceed 60%, however for a single period of not more than five consecutive quarters the leverage ratio can exceed 60% (but may not exceed 65%);

•	a secured debt leverage ratio not to exceed 55%;

•	a fixed charge coverage ratio of at least 1.40;

•	an unsecured leverage ratio not to exceed 60%;

•	a minimum net worth requirement;

•	an unsecured interest coverage ratio of at least 1.75 to 1.0; and

•	restrictions on permitted investments, development, partially owned entities, business outside of commercial real estate and commercial non-office properties

We believe we are in compliance with the financial and other covenants listed above.

At June 30, 2005, we had letters of credit totaling $8.1 million outstanding under our Unsecured Line of Credit and no outstanding borrowings under our Unsecured Line of Credit. We had the ability to borrow an additional $596.9 million under our Unsecured Line of Credit. On July 19, 2005, we repaid $225 million of mortgage indebtedness at 599 Lexington Avenue through a secured draw on our Unsecured Line of Credit. As of August 5, 2005 we have $225 million outstanding under our Unsecured Line of Credit.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of June 30, 2005 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate (1)	Principal Amount	Maturity Date (2)
10 Year Unsecured Senior Notes	6.250%	6.296%	$750,000	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.280%	175,000	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.636%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.075%	250,000	June 1, 2015

Total principal			1,475,000
Net discount			(4,135)

Total			$1,470,865

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (the $250 million 12 Year Unsecured Senior Notes that mature on June 1, 2015 are calculated at the U.S. Treasury yield plus 25 basis points), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of June 30, 2005 we were in compliance with each of these financial restrictions and requirements.

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

Mortgage Notes Payable

The following represents the outstanding principal balances due under the first mortgages at June 30, 2005:

Properties	Interest Rate	Principal Amount		Maturity Date
		(in thousands)
Citigroup Center	7.19%	$501,458		May 11, 2011
Times Square Tower	3.78%	475,000	(1)	July 9, 2008
Embarcadero Center One and Two	6.70%	292,898		December 10, 2008
Prudential Center	6.72%	273,055		July 1, 2008
280 Park Avenue	7.64%	257,773		February 1, 2011
599 Lexington Avenue	7.00%	225,000	(2)	July 19, 2005
Embarcadero Center Four	6.79%	140,036		February 1, 2008
Embarcadero Center Three	6.40%	136,670		January 1, 2007
Democracy Center	7.05%	99,477		April 1, 2009
Embarcadero Center West Tower	6.50%	91,253		January 1, 2006
601 and 651 Gateway Boulevard	3.50%	84,260	(3)	December 31, 2005
One Freedom Square	5.33%	80,974	(4)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.55%	63,000	(5)	September 30, 2014
140 Kendrick Street	5.21%	60,554	(6)	July 1, 2013
202, 206 & 214 Carnegie Center	8.13%	60,208		October 1, 2010
1330 Connecticut Avenue	4.65%	58,411	(7)	February 26, 2011
New Dominion Tech. Park, Bldg. One	7.69%	57,308		January 15, 2021
Reservoir Place	5.82%	54,026	(8)	July 1, 2009
Capital Gallery	8.24%	51,429		August 15, 2006
Cambridge Center Seven	4.53%	44,716	(9)	April 14,2007
504, 506 & 508 Carnegie Center	7.39%	44,024		January 1, 2008
10 and 20 Burlington Mall Road	7.25%	37,553	(10)	October 1, 2011
Ten Cambridge Center	8.27%	33,265		May 1, 2010
Sumner Square	7.35%	28,464		September 1, 2013
1301 New York Avenue	7.14%	27,313	(11)	August 15, 2009
Eight Cambridge Center	7.73%	26,144		July 15, 2010
510 Carnegie Center	7.39%	25,257		January 1, 2008
University Place	6.94%	22,392		August 1, 2021
Reston Corporate Center	6.56%	22,297		May 1, 2008
Bedford Business Park	8.50%	18,950		December 10, 2008
191 Spring Street	8.50%	18,617		September 1, 2006
101 Carnegie Center	7.66%	6,829		April 1, 2006
Montvale Center	8.59%	6,858		December 1, 2006
Capital Gallery Redevelopment	4.87%	2,423	(12)	February 15, 2008

Total		$3,427,892

(1)	On June 21, 2005, we refinanced the construction loan. The new mortgage loan totaling $475.0 million bears interest at a variable rate equal to LIBOR plus 0.50% per annum and matures on July 9, 2008. The mortgage loan requires interest only payments with a balloon payment due at maturity. The new mortgage loan includes provisions for two one-year extensions at our option. We also entered into an agreement to cap the interest rate at 10.5% per annum.
(2)	On July 19, 2005, we repaid the mortgage loan through a secured draw on our Unsecured Line of Credit.
(3)

On May 12, 2005, we modified the mortgage loan of $83.8 million to mature on December 31, 2005. We will continue to require monthly payments equal to the net cash flow from the property, which will be allocated first to interest based on a rate of 3.50% per annum with the remainder applied to principal through the end of the term, with a balloon payment due at maturity. Our Operating Partner has guaranteed the repayment of this mortgage loan.
(4)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at June 30, 2005 was $73.6 million and the stated interest rate was 7.75%.
(5)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(6)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at June 30, 2005 was $54.7 million and the stated interest rate was 7.51%.
(7)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at June 30, 2005 was $51.3 million and the stated interest rate was 7.58%.
(8)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at June 30, 2005 was $51.9 million and the stated interest rate was 7.0%.
(9)	The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and requires interest only payments with a balloon payment due at maturity.
(10)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(11)	Includes outstanding principal in the amounts of $18.8 million, $5.7 million and $2.8 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.
(12)	The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and requires interest only payments with a balloon payment due at maturity.

Off Balance Sheet Arrangements-Joint Venture Indebtedness

As of June 30, 2005, we had investments in eight unconsolidated joint ventures, of which six have mortgage indebtedness, with equity ownership ranging from 23-51%. We do not have control of these partnerships nor are we the primary beneficiary for variable interest entities and, therefore, we account for them using the equity method of accounting. See also Note 4 to the consolidated financial statements. At June 30, 2005, our share of the debt related to these investments was approximately $200.7 million. The table below summarizes our share of the outstanding debt (based on our respective ownership interests) in these joint venture properties at June 30, 2005.

Properties	Interest Rate	Principal Amount	Maturity Date
		(in thousands)
Metropolitan Square (51%)	8.23%	$67,952	May 1, 2010
Market Square North (50%)	7.70%	46,529	December 19, 2010
901 New York Avenue (25%)	5.19%	42,500	January 1, 2015
265 Franklin Street (35%) (1)	4.23%	19,250	September 30, 2007
Worldgate Plaza (25%) (2)	4.04%	14,250	October 1, 2007
Wisconsin Place (23.89%) (3)	—	10,236	(3)

Total	6.60%	$200,717

(1)	The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.10% per annum and requires interest only payments with a balloon payment due at maturity.
(2)	This property is owned by the Value Added Fund. The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.89% per annum and matures in October 2007, with two one-year extension options. The mortgage debt requires interest only payments with a balloon payment due at maturity. In addition, the Value-Added Fund entered into an agreement to cap the interest rate at 9.5% for a nominal fee.
(3)

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

In addition, the venture obtained financing for approximately $20.9 million, of which our share is $5.0 million at a variable rate equal to LIBOR plus 1.50% per annum and matures March 2009. The interest rate as of June 30, 2005 was 4.7%. The mortgage debt requires interest only payments with a balloon payment due at maturity. We have guaranteed approximately $4.6 million of the total construction loan amount on behalf of the Land and Infrastructure Entity.

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

In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO after a specific and defined supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate. The adjustment to exclude losses from early extinguishments of debt results when the sale of real estate encumbered by debt requires us to pay the extinguishment costs prior to the debt’s stated maturity and to write-off unamortized loan costs at the date of the extinguishment. Such costs are excluded from the gains on sales of real estate reported in accordance with GAAP. However, we view the losses from early extinguishments of debt associated with the sales of real estate as an incremental cost of the sale transactions because we extinguished the debt in connection with the consummation of the sale transactions and we had no intent to extinguish the debt absent such transactions. We believe that this supplemental adjustment more appropriately reflects the results of our operations exclusive of the impact of our sale transactions.

Although our FFO as adjusted clearly differs from NAREIT’s definition of FFO, and may not be comparable to that of other REITs and real estate companies, we believe it provides a meaningful supplemental measure of our operating performance because we believe that, by excluding the effects of the losses from early extinguishments of debt associated with the sales of real estate, management and investors are presented with an indicator of our operating performance that more closely achieves the objectives of the real estate industry in presenting FFO.

Neither FFO nor FFO as adjusted should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. Neither FFO nor FFO as adjusted represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO and FFO as adjusted should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.

The following table presents a reconciliation of net income available to common shareholders to FFO and FFO as adjusted for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005	2004
	(in thousands)
Net income available to common shareholders	$165,490	$87,118
Add:
Minority Interest in Operating Partnership	14,740	17,776
Less:
Minority interest in property partnerships	1,472	1,292
Income from unconsolidated joint ventures	847	879
Gains on sales of real estate, net of minority interest	102,073	1,377
Income from discontinued operations, net of minority interest	—	710

Gains on sales of real estate from discontinued operations, net of minority interest	8,389	19,589

Income before minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gains on sales of real estate and land held for development and discontinued operations	67,449	81,047
Add:
Real estate depreciation and amortization (1)	69,247	61,919
Income from discontinued operations	—	910
Income from unconsolidated joint ventures	847	879
Less:
Minority interests in property partnerships’ share of Funds from Operations	106	158
Preferred distributions	3,340	3,813

Funds from Operations	$134,097	$140,784
Add:
Losses from early extinguishments of debt associated with the sales of real estate	11,041	—

Funds from operations after a supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	$145,138	$140,784
Less:
Minority interest in the Operating Partnership’s share of funds from operations after a supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	23,829	23,880

Funds from Operations available to common shareholders after a supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	$121,309	$116,904

Our percentage share of funds from operations- basic	83.58%	83.04%

Weighted average shares outstanding- basic	110,764	107,216

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $67,219 and $60,366, our share of unconsolidated joint venture real estate depreciation and amortization of $2,394 and $1,683 and depreciation and amortization from discontinued operations of $0 and $487, less corporate related depreciation and amortization of $366 and $617 for the three months ended June 30, 2005 and 2004, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)		(in thousands)
Basic FFO after a supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	$145,138	132,522	$140,784	129,116
Effect of Dilutive Securities
Convertible Preferred Units	3,340	5,357	3,813	6,192
Stock Options and other	—	2,339	—	1,800

Diluted FFO after a supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	$148,478	140,218	$144,597	137,108
Less:
Minority interest in Operating Partnership’s share of diluted FFO after a supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	23,039	21,758	23,097	21,900

Company’s share of Diluted FFO after a supplemental adjustment to exclude losses from early extinguishment of debt associated with the sales of real estate (1)	$125,439	118,460	$121,500	115,208

(1)	Our share of diluted Funds from Operations was 84.48% and 84.03% for the quarter ended June 30, 2005 and 2004, respectively.

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

Newly Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity instrument issued. SFAS No. 123R is effective as of the first annual reporting period beginning after June 15, 2005. We adopted the fair value recognition provisions of SFAS No. 123R prospectively to all employee awards granted, modified, or settled on or after January 1, 2005, and applied the modified prospective application transition provisions, upon adoption. All of our remaining unvested stock options vested on January 17, 2005. As a result, our adoption of SFAS No. 123R did not have a material impact on our cash flows, results of operations, financial position, or liquidity.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS Statement No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our cash flows, results of operations, financial position, or liquidity.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-5”). The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-5, should consolidate a limited partnership. Pursuant to EITF 04-5, the general partner of a limited partnership should consolidate a limited partnership unless the limited partners have either (a) the substantive ability to dissolve the limited partnership or otherwise remove the general partners without cause, or (b) substantive participating rights. In addition, EITF 04-5 concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. EITF 04-5 is effective for reporting periods in fiscal years beginning after December 15, 2005. We are currently evaluating and assessing the impact of this pronouncement.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

Approximately $4.4 billion of our borrowings bear interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date. The interest rate on the variable rate debt as of June 30, 2005 ranged from LIBOR/Eurodollar plus 0.50% to LIBOR/Eurodollar plus 1.65%.

	2005	2006	2007	2008	2009	2010+	Total	Fair Value
(dollars in thousands)	Secured debt
Fixed Rate	$334,329	$220,821	$181,377	$801,323	$188,278	$1,179,625	$2,905,753	$3,122,303
Average Interest Rate	6.13%	7.30%	6.61%	6.84%	7.11%	7.36%	7.01%
Variable Rate	—	—	$44,716	$477,423	—	—	$522,139	$522,139
	Unsecured debt
Fixed Rate	—	—	—	—	—	$1,470,865	$1,470,865	$1,557,146
Average Interest Rate	—	—	—	—	—	5.95%	5.95%
Variable Rate	—	—	—	—	—	—	—

Total Debt	$334,329	$220,821	$226,093	$1,278,746	$188,278	$2,650,490	$4,898,757	$5,201,588

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

On August 3, 2005, we entered into two forward-starting interest rate swap contracts at fixed rates of 4.877% and 4.882% on notional amounts of $50.0 million. The swaps go into effect in February 2007 and expire in February 2017. We obtained the swaps to lock in the ten-year LIBOR swap rate in contemplation of obtaining long-term fixed rate financing in late 2006 or early 2007. We expect to cash settle the interest rate swaps in cash at the time we lock the rate on long-term fixed-rate financing. If the 10-year LIBOR swap rate is below 4.877% or 4.882%, respectively, at the time we settle each swap, we would be required to make a payment to the swap counter-parties; if the 10-year LIBOR swap rate is above 4.877% or 4.882%, respectively, at the time we cash settle each swap, we would receive a payment from the swap counter-parties. The amount that we either pay or receive will equal the present value of the basis point differential between the applicable fixed strike rate and the 10-year swap rate at the time we settle each swap. We believe that these swaps are highly-effective cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We intend to consider entering into additional hedging arrangements to minimize our interest rate risk.

At June 30, 2005, our variable rate debt outstanding was approximately $522 million. At June 30, 2005, the average interest rate on variable rate debt was approximately 3.85%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.3 million for the three months ended June 30, 2005.

At June 30, 2004, our variable rate debt outstanding was approximately $445 million. At June 30, 2004 the average interest rate on variable rate debt was approximately 2.28%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.1 million for the three months ended June 30, 2004.

ITEM 4—Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended June 30, 2005, the Company issued 128,169 shares of common stock in exchange for 128,169 common units of limited partnership tendered for redemption by certain limited partners of Boston Properties Limited Partnership. The Company issued the shares of common stock in reliance on an exemption from registration under section 4(2) of the Securities Act of 1933. The Company relied on the exemption based upon factual representations received from the limited partners who received these shares.

(b) Not applicable.

Period	(a) Total Number of Shares of Common Stock Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
April 1, 2005— April 30, 2005	—	—	N/A	N/A
May 1, 2005—May 31, 2005	—	—	N/A	N/A
June 1, 2005—June 30, 2005	—	—	N/A	N/A

Total	—	—	N/A	N/A

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—Submission of Matters to a Vote of Security Holders.

(a) The Company held its 2005 annual meeting of stockholders (the “2005 Annual Meeting”) on May 11, 2005.

(b) At the 2005 Annual Meeting, the stockholders voted to elect Lawrence S. Bacow, Zoë Baird, Alan J. Patricof and Martin Turchin to serve as Class II Directors of the Company until the Company’s 2008 annual meeting of stockholders and until their successors are duly elected and qualified.

Mortimer B. Zuckerman, Carol B. Einiger and Richard E. Salomon will continue to serve as Class I Directors and William M. Daley, Edward H. Linde and David A. Twardock will continue to serve as Class III Directors until their present terms expire in 2007 and 2006, respectively, and until their respective successors are duly elected and qualified.

(c) Votes were cast for and withheld in the election of directors as follows:

Class I Nominee	Votes For	Votes Withheld
Lawrence S. Bacow	71,055,545	26,599,214
Zoë Baird	95,603,842	2,052,917
Alan J. Patricof	68,078,958	29,575,801
Martin Turchin	68,141,146	29,515,613

There were no broker non-votes in the election of directors.

At the 2005 Annual Meeting, the stockholders also voted on a stockholder proposal concerning the annual election of directors. The results of the vote were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
71,942,660	17,269,854	246,302	8,195,944

(d) Not applicable.

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits

(a) Exhibits

10.1

—Fourth Amended and Restated Revolving Credit Agreement, dated as of May 19, 2005, among Boston Properties Limited Partnership and the banks identified therein and Bank of America, N.A. as administrative agent, swingline lender and fronting bank, JPMorgan Chase Bank, N.A. as syndication agent, and Commerzbank AG, Keybank National Association and Wells Fargo Bank National Association as documentation agents, with Banc of America Securities LLC and J.P. Morgan Securities, Inc. acting as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.1 of Boston Properties, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2005.)

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

BOSTON PROPERTIES, INC.

August 9, 2005	/s/ Douglas T. Linde
Douglas T. Linde Executive Vice President, Chief Financial Officer (duly authorized officer and principal financial officer)