Form 10-Q
period 2005-09-30
BOSTON PROPERTIES INC
filed 2005-11-09
CIK 1037540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, par value $.01 per share	112,509,359
(Class)	(Outstanding on November 4, 2005)

BOSTON PROPERTIES, INC.

FORM 10-Q

for the quarter ended September 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1—Consolidated Financial Statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and par value amounts)

	September 30, 2005	December 31, 2004
ASSETS
Real estate, at cost	$8,792,127	$9,033,858
Construction in process	144,009	35,063
Land held for future development	244,783	222,306
Real estate held for sale, net	444	—
Less: accumulated depreciation	(1,237,469)	(1,143,369)

Total real estate	7,943,894	8,147,858
Cash and cash equivalents	450,577	239,344
Cash held in escrows	27,552	24,755
Investments in marketable securities	37,500	—
Tenant and other receivables (net of allowance for doubtful accounts of $2,476 and $2,879, respectively)	32,463	25,500
Accrued rental income (net of allowance of $3,931 and $4,252, respectively)	292,289	251,236
Deferred charges, net	239,443	254,950
Prepaid expenses and other assets	63,859	38,630
Investments in unconsolidated joint ventures	96,311	80,955

Total assets	$9,183,888	$9,063,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$3,450,904	$3,541,131
Unsecured senior notes (net of discount of $4,037 and $4,317, respectively)	1,470,963	1,470,683
Unsecured line of credit	—	—
Accounts payable and accrued expenses	81,730	94,451
Dividends and distributions payable	443,437	91,428
Interest rate contract	—	1,164
Accrued interest payable	39,443	50,670
Other liabilities	137,526	91,300

Total liabilities	5,624,003	5,340,827

Commitments and contingencies	—	—

Minority interests	725,077	786,328

Stockholders’ equity:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 112,579,787 and 110,399,385 issued and 112,500,887 and 110,320,485 outstanding in 2005 and 2004, respectively	1,125	1,103
Additional paid-in capital	2,749,432	2,633,980
Earnings in excess of dividends	104,559	325,452
Treasury common stock at cost, 78,900 shares in 2005 and 2004	(2,722)	(2,722)
Unearned compensation	(5,564)	(6,103)
Accumulated other comprehensive loss	(12,022)	(15,637)

Total stockholders’ equity	2,834,808	2,936,073

Total liabilities and stockholders’ equity	$9,183,888	$9,063,228

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except for per share amounts)
Revenue
Rental:
Base rent	$274,522	$273,603	$830,627	$790,889
Recoveries from tenants	43,969	43,381	129,165	123,228
Parking and other	13,470	15,645	41,516	42,916

Total rental revenue	331,961	332,629	1,001,308	957,033
Hotel revenue	20,139	19,768	54,207	52,112
Development and management services	4,923	5,832	13,596	15,115
Interest and other	4,763	908	9,337	9,526

Total revenue	361,786	359,137	1,078,448	1,033,786

Expenses
Operating:
Rental	111,112	108,754	326,051	309,715
Hotel	13,786	13,709	40,051	38,763
General and administrative	13,270	13,002	42,335	38,095
Interest	75,700	77,698	233,287	226,792
Depreciation and amortization	65,905	65,480	201,102	181,853
Losses from early extinguishments of debt	—	—	12,896	6,258

Total expenses	279,773	278,643	855,722	801,476

Income before minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gains on sales of real estate and land held for development and discontinued operations	82,013	80,494	222,726	232,310
Minority interests in property partnerships	1,527	1,447	4,651	3,124
Income from unconsolidated joint ventures	1,117	460	3,299	2,716

Income before minority interest in Operating Partnership, gains on sales of real estate and land held for development and discontinued operations	84,657	82,401	230,676	238,150
Minority interest in Operating Partnership	(27,032)	(17,178)	(57,482)	(52,169)

Income before gains on sales of real estate and land held for development and discontinued operations	57,625	65,223	173,194	185,981
Gains on sales of real estate, net of minority interest	—	—	102,175	8,132
Gains on sales of land held for development, net of minority interest	—	—	1,209	—

Income before discontinued operations	57,625	65,223	276,578	194,113
Discontinued operations:
Income (loss) from discontinued operations, net of minority interest	(74)	(831)	(574)	1,356
Gains on sales of real estate from discontinued operations, net of minority interest	—	4,150	8,397	26,201

Net income available to common shareholders	$57,551	$68,542	$284,401	$221,670

Basic earnings per common share:
Income available to common shareholders before discontinued operations	$0.51	$0.60	$2.49	$1.84
Discontinued operations, net of minority interest	—	0.03	0.07	0.26

Net income available to common shareholders	$0.51	$0.63	$2.56	$2.10

Weighted average number of common shares outstanding	111,776	108,339	110,915	105,492

Diluted earnings per common share:
Income available to common shareholders before discontinued operations	$0.50	$0.59	$2.44	$1.80
Discontinued operations, net of minority interest	—	0.03	0.07	0.25

Net income available to common shareholders	$0.50	$0.62	$2.51	$2.05

Weighted average number of common and common equivalent shares outstanding	114,090	110,581	113,195	107,718

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net income available to common shareholders	$57,551	$68,542	$284,401	$221,670
Other comprehensive income:
Effective portion of interest rate contracts	3,092	—	3,092	—
Amortization of interest rate contracts	174	174	523	523

Other comprehensive income	3,266	174	3,615	523

Comprehensive income	$60,817	$68,716	$288,016	$222,193

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income available to common shareholders	$284,401	$221,670
Adjustments to reconcile net income available to common shareholders to net cash provided by operating activities:
Depreciation and amortization	201,288	184,206
Non-cash portion of interest expense	3,918	4,098
Non-cash compensation expense	5,640	3,166
Losses from early extinguishments of debt	2,042	—
Minority interests in property partnerships	(4,651)	5,881
Distributions in excess of earnings from unconsolidated joint ventures	568	932
Minority interest in Operating Partnership	80,098	59,612
Gains on sales of real estate and land held for development	(134,509)	(50,335)
Change in assets and liabilities:
Cash held in escrows	(2,797)	(2,816)
Tenant and other receivables, net	(11,173)	5,489
Accrued rental income, net	(52,391)	(41,237)
Prepaid expenses and other assets	(23,431)	(18,764)
Accounts payable and accrued expenses	(5,162)	(3,902)
Interest rate contract	(1,164)	(5,263)
Accrued interest payable	(11,227)	(9,924)
Other liabilities	(1,579)	(7,955)
Tenant leasing costs	(25,198)	(41,194)

Total adjustments	20,272	81,994

Net cash provided by operating activities	304,673	303,664

Cash flows from investing activities:
Acquisitions/additions to real estate	(245,411)	(217,509)
Investments in marketable securities	(37,500)	—
Net investments in unconsolidated joint ventures	(1,667)	(5,914)
Net proceeds from the sales of real estate and land held for development	472,647	103,779

Net cash provided by (used in) investing activities	188,069	(119,644)

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2005	2004
	(in thousands)
Cash flows from financing activities:
Borrowings on unsecured line of credit	—	140,000
Repayments of unsecured line of credit	—	(203,000)
Proceeds from mortgage notes payable	810,003	160,019
Repayments of mortgage notes payable	(900,230)	(203,887)
Proceeds from a real estate financing transaction	47,934	—
Dividends and distributions	(272,997)	(254,231)
Net proceeds from the issuance of common securities	475	291,041
Proceeds from stock option exercises	43,478	89,058
Distributions to minority interest holders, net	(5,670)	(7,308)
Deferred financing costs	(4,502)	(4,525)

Net cash provided by (used in) financing activities	(281,509)	7,167

Net increase in cash and cash equivalents	211,233	191,187
Cash and cash equivalents, beginning of period	239,344	22,686

Cash and cash equivalents, end of period	$450,577	$213,873

Supplemental disclosures:
Cash paid for interest	$243,889	$242,746

Interest capitalized	$3,293	$10,128

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$3,263	$9,141

Mortgage notes payable assumed in connection with the acquisition of real estate	$—	$107,894

Mortgage note payable assigned in connection with the sale of real estate	$—	$5,193

Dividends and distributions declared but not paid	$443,437	$90,942

Conversions of Minority interests to Stockholders’ equity	$22,462	$52,814

Basis adjustment to real estate in connection with conversions of Minority interests to Stockholders’ equity	$36,864	$50,391

Issuance of restricted securities to employees and directors	$11,680	$9,708

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

Boston Properties, Inc. (the “Company”), a Delaware corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the sole general partner of Boston Properties Limited Partnership (the “Operating Partnership”) and at September 30, 2005 owned an approximate 80.8% (80.0% at September 30, 2004) general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”).

Unless specifically noted otherwise, all references to OP Units exclude units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company (“Common Stock”). In lieu of a cash redemption, the Company may elect to acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. An LTIP Unit is generally the economic equivalent of a share of restricted common stock of the Company. LTIP Units, whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Note 12).

At Septemebr 30, 2005, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be converted into OP Units at the election of the holder thereof or the Operating Partnership in accordance with the amendment to the partnership agreement (See also Note 8).

All references to the Company refer to Boston Properties, Inc. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

Properties

At September 30, 2005, the Company owned or had interests in a portfolio of 123 commercial real estate properties (125 and 126 properties at December 31, 2004 and September 30, 2004, respectively) (the “Properties”) aggregating approximately 42.0 million net rentable square feet (approximately 44.1 million and 44.2 million net rentable square feet at December 31, 2004 and September 30, 2004, respectively), including three properties under construction and one redevelopment/expansion project collectively totaling approximately 1.1 million net rentable square feet and structured parking for approximately 28,602 vehicles containing approximately 8.7 million square feet. At September 30, 2005, the Properties consist of:

•	117 office properties, including 100 Class A office properties (including three properties under construction) and 17 Office/Technical properties;

•	three hotels;

•	two retail properties; and

•	one industrial property.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company owns or controls undeveloped land parcels totaling approximately 530.8 acres. In addition, the Company has a 25% interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company intends to pursue the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At September 30, 2005, the Value-Added Fund had one investment in an office complex in Herndon, Virginia.

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

Summary of Significant Accounting Policies

Stock-based employee compensation plan

At September 30, 2005, the Company has stock-based employee compensation plans. Effective January 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” using the modified prospective application method for stock compensation awards. In addition, effective January 1, 2005, the Company adopted early SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment,” which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability and attributing compensation cost to reporting periods. In 2003, the Company transitioned to granting restricted stock and/or LTIP Units (at the election of the eligible employee), as opposed to granting stock options, as its primary vehicle for employee equity compensation under its stock-based employee compensation plan. The Company had previously accounted for its stock-based employee compensation plans under the recognition and measurement principles of the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. All outstanding options had an exercise price equal to the market value of the underlying common stock on the date of grant, and all outstanding options are currently exercisable. As a result, the following table only illustrates the effect on net income available to common shareholders and earnings per common share if the Company had applied the fair value recognition provisions to stock-based employee compensation for the three and nine months ended September 30, 2004.

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except for per share amounts)
Net income available to common shareholders	$57,551	$68,542	$284,401	$221,670
Deduct:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of minority interest	—	(390)	—	(1,165)

Pro forma net income available to common shareholders	$57,551	$68,152	$284,401	$220,505

Earnings per share:
Basic—as reported	$0.51	$0.63	$2.56	$2.10

Basic—pro forma	$0.51	$0.63	$2.56	$2.09

Diluted—as reported	$0.50	$0.62	$2.51	$2.05

Diluted—pro forma	$0.50	$0.62	$2.51	$2.04

3.    Real Estate Activity During the Nine Months Ended September 30, 2005

Held for Sale

On August 5, 2005, the Company executed a contract for the sale of 40-46 Harvard Street, an industrial property totaling approximately 152,000 net rentable square feet located in Westwood, Massachusetts, at a sale price of approximately $7.8 million. Effective September 20, 2005, the Company held a non-refundable deposit from the buyer totaling $0.4 million. This property has been categorized as “held for sale” at September 30, 2005 in accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company completed the sale on November 7, 2005 (See Note 16). This property has been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 10).

Dispositions

On February 23, 2005, the Company sold a parcel of land at the Prudential Center located in Boston, Massachusetts for a net sale price of approximately $31.5 million and an additional obligation of the buyer to fund an estimated $18.6 million of future costs at the Prudential Center (of which approximately $17.5 million has been received as of September 30, 2005) for aggregate proceeds of $50.1 million. Due to the structure of the transaction and certain continuing involvement provisions related to the development of the property, this

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transaction does not qualify as a sale for financial reporting purposes and has been accounted for as a financing transaction. Under the financing method, the cost of real estate and other assets totaling approximately $44.4 million continues to be reflected within the accompanying Consolidated Balance Sheets and the cash received from the buyer totaling approximately $49.0 million has been recorded in “Other liabilities” within the accompanying Consolidated Balance Sheets. At such time as the continuing involvement provisions expire or otherwise are terminated, the Company will record the transaction as a sale for financial reporting purposes and the gain on sale will be recognized in accordance with the provisions of SFAS No. 66 “Accounting for Sales of Real Estate.”

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

On May 16, 2005, the Company completed the sale of Riverfront Plaza, a 910,000 net rentable square foot Class A office property located in Richmond, Virginia, for approximately $247.1 million. Net proceeds totaled approximately $129.9 million after the repayment of mortgage indebtedness of $104.0 million, a prepayment penalty of approximately $4.3 million and unfunded tenant obligations and other closing costs totaling $8.9 million, resulting in a gain on sale of approximately $57.0 million (net of minority interest share of approximately $11.5 million). Due to the Company’s continuing involvement through an agreement with the buyer to manage the property for a fee after the sale, this property has not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 10).

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.     Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at September 30, 2005:

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

On March 8, 2005, the Company entered into a joint venture with an unrelated third party to develop a build-to-suit Class A office building totaling 323,000 net rentable square feet at 505 9th Street in Washington, D.C. The joint venture partner contributed the land for a 50% interest. The joint venture subsequently entered into a 15-year lease with a law firm to occupy 230,000 net rentable square feet of the building. On September 26, 2005, the joint venture commenced construction on the project. In conjunction with the commencement of construction, the Company’s Operating Partnership issued 253,860 OP Units and cash of approximately $4.9 million to the owners of its joint venture partner as consideration for the Company’s 50% interest in the joint venture.

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

The Company placed-in-service 901 New York Avenue, a 539,000 net rentable square foot Class A office property located in Washington, D.C., in which the Company has a 25% interest. At September 30, 2005, the property was 96% leased.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
ASSETS
Real estate and development in process, net	$708,666	$639,257
Other assets	77,303	86,756

Total assets	$785,969	$726,013

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable (1)	$560,410	$531,492
Other liabilities	11,365	10,535
Members’/Partners’ equity	214,194	183,986

Total liabilities and members’/partners’ equity	$785,969	$726,013

Company’s share of equity	$93,578	$78,177
Basis differentials (2)	2,733	2,778

Carrying value of the Company’s investments in unconsolidated joint ventures	$96,311	$80,955

(1)	The Company and its partner in the 901 New York Avenue venture had agreed to guarantee up to $3.0 million and $9.0 million, respectively, of mortgage financing on behalf of the joint venture entity. The joint venture partner had pledged cash for its $9.0 million guarantee. The guarantees were released by the lender in April 2005.

The Company and its third-party joint venture partners in the Wisconsin Place ventures have guaranteed the seller financing totaling $23.5 million related to the acquisition of the land by the Land and Infrastructure Entity. The fair value of the Company’s stand-ready obligation related to the issuance of this guarantee is immaterial. In addition, the Company has agreed to guarantee up to approximately $4.6 million of the construction loan on behalf of the Land and Infrastructure Entity.

(2)	This amount represents the aggregate difference between the Company’s historical cost basis reflected and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. Basis differentials occur primarily upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the joint ventures are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Total revenue	$23,972	$14,882	$71,295	$49,231
Expenses
Operating	7,847	5,146	23,125	15,359
Interest	8,166	5,032	24,103	15,941
Depreciation and amortization	5,773	3,527	16,686	10,808

Total expenses	21,786	13,705	63,914	42,108

Net income	$2,186	$1,177	$7,381	$7,123

Company’s share of net income	$1,117	$460	$3,299	$2,716

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Mortgage Notes Payable

On February 17, 2005, the Company obtained construction financing of up to $47.2 million collateralized by the Capital Gallery property in Washington, D.C. Capital Gallery is a Class A office property currently totaling approximately 397,000 net rentable square feet. The purpose of the financing is to fund a portion of the cost of an expansion project at the property. The expansion project entails removing a three-story low-rise section of the property comprised of 100,000 net rentable square feet from in-service status and redeveloping it into a ten-story office building. Upon completion, the total complex size will approximate 610,000 net rentable square feet. The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures in February 2008. At September 30, 2005, the outstanding balance on the construction loan facility was $8.5 million. The construction financing is provided by the same lender as the existing mortgage loan collateralized by the property, which, at September 30, 2005, had an outstanding principal balance of approximately $51.0 million and bears interest at a fixed rate equal to 8.24% per annum with a maturity in August 2006. The agreement with the lender provides an extension provision for the existing mortgage loan to coincide with the February 2008 maturity date of the construction financing.

On April 12, 2005, the Company obtained construction financing of up to $125.0 million collateralized by its Seven Cambridge Center development project located in Cambridge, Massachusetts. Seven Cambridge Center is a fully-leased, build-to-suit project with approximately 231,000 net rentable square feet of office, research laboratory and retail space plus parking for approximately 800 cars. The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures in April 2007 with a one-year extension option. At September 30, 2005, the outstanding balance on the construction loan facility was $73.6 million.

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

In connection with the sale of 100 East Pratt Street on May 12, 2005, the Company repaid the mortgage loans collateralized by the property totaling approximately $84.0 million. During the nine months ended September 30, 2005, the Company recognized a loss from early extinguishment of debt totaling approximately $6.7 million, consisting of prepayment fees of approximately $6.5 million and the write-off of unamortized

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred financing costs of approximately $0.2 million. The mortgage loans bore interest at a fixed rate of 6.73% per annum and were scheduled to mature in November 2008.

In connection with the sale of Riverfront Plaza on May 16, 2005, the Company repaid the mortgage loan collateralized by the property totaling approximately $104.0 million. During the nine months ended September 30, 2005, the Company recognized a loss from early extinguishment of debt totaling approximately $4.3 million, consisting of a prepayment fee. The mortgage loan bore interest at a fixed rate of 6.61% per annum and was scheduled to mature in February 2008.

On June 21, 2005, the Company refinanced its construction loan facility collateralized by Times Square Tower located in New York City. The original construction loan facility totaled $475.0 million and was comprised of two tranches. The first tranche consisted of a $300.0 million loan commitment bearing interest at LIBOR plus 0.90% per annum and maturing in January 2006. The first tranche included a provision for a one-year extension at the option of the Company. The second tranche consisted of a $175.0 million term loan bearing interest at LIBOR plus 1.00% per annum and maturing in January 2007. On June 21, 2005, the outstanding balance under the construction loan facility was $448.4 million. During the nine months ended September 30, 2005, the Company recognized a loss from early extinguishment of debt totaling approximately $1.8 million, consisting of the write-off of unamortized deferred financing costs. The new mortgage loan totaling $475.0 million bears interest at a variable rate equal to LIBOR plus 0.50% per annum and matures on July 9, 2008. The new mortgage loan includes provisions for two one-year extensions at the option of the Company. In addition, the Company entered into an agreement to cap the interest rate at 10.5% per annum.

On July 19, 2005, the Company refinanced at maturity its mortgage loan collateralized by 599 Lexington Avenue located in New York City. The mortgage loan totaling $225.0 million bore interest at a fixed rate of 7.00% per annum. The mortgage loan was refinanced through a $225.0 million secured draw from the Company’s revolving credit facility.

During August 2005, the Company entered into forward-starting interest rate swap contracts which fix the ten-year treasury rate for a financing in February 2007 at a weighted-average rate of 4.32% per annum on notional amounts aggregating $425.0 million, which go into effect in February 2007 and expire in February 2017. The Company entered into the interest rate swap contracts designated and qualifying as a cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the Treasury rate in contemplation of obtaining ten-year fixed-rate financing in early 2007. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments. The Company has formally documented all of its relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. All components of the forward-starting interest rate swap contracts were included in the assessment of hedge effectiveness. At September 30, 2005, derivatives with a fair value of $3.4 million were included in Prepaid Expenses and Other Assets and derivatives with a fair value of $0.3 million were included in Other Liabilities within the Company’s Consolidated Balance Sheets. The Company has recorded the changes in fair value of the swap contracts related to the effective portion of the interest rate contracts totaling approximately $3.1 million in Accumulated Other Comprehensive Income (Loss) within the Company’s Consolidated Balance Sheets. The amount of hedge ineffectiveness was not material. The accumulated comprehensive income (loss) will be reclassified to interest expense over the term of the forecasted fixed-rate debt. The Company does not expect to reclassify any amounts recorded within accumulated other comprehensive income (loss) relating to the forward-starting interest rate swap contracts within the next twelve months.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Unsecured Line of Credit

On May 19, 2005, the Company modified its $605.0 million unsecured revolving credit facility (the “Unsecured Line of Credit”) by extending the maturity date from January 17, 2006 to October 30, 2007, with a provision for a one-year extension at the option of the Company, subject to certain conditions, and by reducing the per annum variable interest rate on outstanding balances from Eurodollar plus 0.70% to Eurodollar plus 0.65% per annum. Under the Unsecured Line of Credit, a facility fee equal to 15 basis points per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in the Operating Partnership’s unsecured debt ratings. The Unsecured Line of Credit involves a syndicate of lenders. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced Eurodollar rate. For those lenders that participated in both the original facility and the modified facility, the initial direct debt issuance costs and the costs incurred with the modification are being amortized over the new term of the facility. For the lender that did not participate in the modification, the Company has reflected the write-off of the unamortized initial direct debt issuance costs as an extinguishment of debt, which did not have a significant impact on the Company’s Consolidated Financial Statements. At September 30, 2005, the Company had an outstanding balance of $225.0 million which is collateralized by the Company’s 599 Lexington Avenue property and therefore is included in Mortgage Notes Payable in the Company’s Consolidated Balance Sheet.

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

The Company has letter of credit and performance obligations of approximately $19.7 million related to lender and development requirements.

The Company and its third-party joint venture partners have guaranteed the seller financing totaling $23.5 million related to the acquisition of the land by the WP Project Developer LLC, the Land and Infrastructure Entity of the Wisconsin Place joint venture entities. In addition, the Company has agreed to guarantee up to approximately $4.6 million of the construction loan on behalf of WP Project Developer LLC.

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

8.    Minority Interests

Minority interests relate to the interest in the Operating Partnership not owned by the Company and interests in property partnerships not wholly-owned by the Company. As of September 30, 2005, the minority interest in the Operating Partnership consisted of 21,413,724 OP Units, 380,820 LTIP Units and 3,701,335 Series Two Preferred Units (or 4,857,395 OP Units on an as converted basis) held by parties other than the Company.

The minority interests in property partnerships consist of the outside equity interests in the ventures that own Citigroup Center and the office entity at Wisconsin Place. These ventures are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in the ventures that are not owned by the Company, totaling approximately $19.1 million and $26.9 million at September 30, 2005 and December 31, 2004, respectively, are included in Minority Interests on the accompanying Consolidated Balance Sheets. The minority interest holder’s share of income for Citigroup Center is reflective of the Company’s preferential return on and of its capital.

On August 15, 2005, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.89239 per unit.

During August 2005, 381,000 Series Two Preferred Units of the Operating Partnership were converted by the holders into 500,000 OP Units. The OP Units were subsequently presented by the holders for redemption and were redeemed by the Company in exchange for an equal number of shares of Common Stock. The aggregate book value of the Preferred Units that were converted, as measured for each Preferred Unit on the date of its conversion, was approximately $13.2 million. The difference between the aggregate book value and the purchase price of these Preferred Units was approximately $22.3 million, which increased the recorded value of the Company’s net assets. In addition, the Company paid the accrued preferred distributions due to the holders of Preferred Units that were converted.

The Preferred Units at September 30, 2005 consist solely of 3,701,335 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) an increasing rate, ranging from 5.00% to 7.00% per annum (7.00% for the three months ended September 30, 2005 and 2004) on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). Distributions to holders of Preferred Units are recognized on a straight-line basis that approximates the effective interest method.

On July 21, 2005, Boston Properties, Inc., as general partner of the Operating Partnership, declared a special cash distribution on the OP Units and LTIP Units in the amount of $2.50 per unit payable on October 31, 2005 to unitholders of record as of the close of business on September 30, 2005. The special cash distribution is in

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

addition to the regular quarterly distribution of $0.68 per unit which was declared by Boston Properties, Inc., as general partner of the Operating Partnership, on September 19, 2005 and paid on October 31, 2005 to unitholders of record as of the close of business on September 30, 2005.

Holders of Series Two Preferred Units will participate in the special cash distribution on an as-converted basis in connection with their regular February 2006 distribution payment as provided for in the Operating Partnership’s partnership agreement. As a result, the Company has accrued approximately $12.1 million related to the special cash distribution payable to holders of the Series Two Preferred Units and has allocated earnings to the Series Two Preferred Units of approximately $12.1 million, which amount has been reflected in Minority Interest in Operating Partnership within the Consolidated Statements of Operations for the three and nine months ended September 30, 2005.

On July 29, 2005, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit to holders of record as of the close of business on June 30, 2005.

On September 26, 2005, the Operating Partnership issued 253,860 OP Units to the owners of its joint venture partner as consideration for the Company’s 50% interest in the joint venture which is developing 505 9th Street in Washington, D.C.

9.    Stockholders’ Equity

As of September 30, 2005, the Company had 112,500,887 shares of Common Stock outstanding.

On July 21, 2005, the Board of Directors of the Company declared a special cash dividend of $2.50 per share of Common Stock payable on October 31, 2005 to shareholders of record as of the close of business on September 30, 2005. The special cash dividend is in addition to the regular quarterly dividend of $0.68 per share of Common Stock which was declared by the Company’s Board of Directors on September 19, 2005 and paid on October 31, 2005 to shareholders of record as of the close of business on September 30, 2005.

On July 29, 2005, the Company paid a dividend in the amount of $0.68 per share of Common Stock to shareholders of record as of the close of business on June 30, 2005.

During the nine months ended September 30, 2005, the Company issued 913,976 shares of its Common Stock in connection with the redemption of an equal number of OP Units.

During the nine months ended September 30, 2005, the Company issued 1,240,060 shares of its Common Stock upon the exercise of options to purchase Common Stock by certain employees.

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

At September 30, 2005, the Company had designated as held for sale 40-46 Harvard Street, an industrial property totaling approximately 152,000 net rentable square feet located in Westwood, Massachusetts. The

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company completed the sale on November 7, 2005 (See Note 16). The sale price exceeded the carrying value of the property. The Company has presented this property as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented.

During the nine months ended September 30, 2005, the Company sold the following operating properties:

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

Due to the Company’s continuing involvement in the management, for a fee, of the 100 East Pratt Street, Riverfront Plaza and Hilltop Office Center properties through agreements with the buyers, these properties are not categorized as discontinued operations in the accompanying Consolidated Statements of Operations. As a result, the gains on sales related to 100 East Pratt Street, Riverfront Plaza and Hilltop Office Center have been reflected under the caption “Gains on sales of real estate, net of minority interest,” in the Consolidated Statements of Operations. The Company has presented the other properties listed above as discontinued operations in its Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004, as applicable.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes income from discontinued operations (net of minority interests) and the related realized gains on sales of real estate from discontinued operations (net of minority interests) for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Total revenue	$19	$933	$223	$7,251
Operating expenses	(105)	(798)	(723)	(3,096)
Interest expense	—	—	—	—
Depreciation and amortization	(2)	(1,080)	(186)	(2,353)
Minority interest in property partnership	—	(53)	—	(164)
Minority interest in Operating Partnership	14	167	112	(282)

Income (loss) from discontinued operations (net of minority interests)	$(74)	$(831)	$(574)	$1,356

Realized gains on sales of real estate	$—	$5,009	$10,141	$33,184
Minority interest in property partnership	—	—	—	(1,512)
Minority interest in Operating Partnership	—	(859)	(1,744)	(5,471)

Realized gains on sales of real estate (net of minority interests)	$—	$4,150	$8,397	$26,201

The Company’s application of SFAS No. 144 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2005 and 2004 as income from discontinued operations for the three and nine months ended September 30, 2005 and 2004. In addition, SFAS No. 144 results in the gains on sale of these qualifying properties to be reflected as gains on sales of real estate from discontinued operations in the accompanying Consolidated Statements of Operations. The application of SFAS No. 144 does not have an impact on net income available to common shareholders. SFAS No. 144 only impacts the presentation of these properties within the Consolidated Statements of Operations.

11.    Earnings Per Share

Earnings per share (“EPS”) has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net income and the number of common shares used in the computation of basic EPS, which is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. During 2004, the Company adopted EITF 03-6 “Participating Securities and the Two-Class Method under FASB 128” (“EITF 03-6”), which provides further guidance on the definition of participating securities. Pursuant to EITF 03-6, the Operating Partnership’s Series Two Preferred Units, which are reflected as Minority Interests in the Company’s Consolidated Balance Sheets, are considered participating securities and are included in the computation of basic and diluted earnings per share of the Company if the effect of applying the if-converted method is dilutive. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Operating Partnership, as well as Common Stock of the Company. Accordingly, for the reporting periods in which the Operating Partnership’s net income is in excess of distributions paid on the OP Units, LTIP Units and Series Two Preferred Units, such income is allocated to the OP Units, LTIP Units and Series Two Preferred Units in proportion to their respective interests and the impact is included in the Company’s consolidated basic and diluted earnings per share computation due to its holding of the Operating Partnership’s securities. Prior periods of the Company have been restated to conform to the provisions of EITF 03-6. There were no amounts required to be allocated to the Series Two

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Units for the three and nine months ended September 30, 2005 and the three months ended September 30, 2004. For the nine months ended September 30, 2004, approximately $0.5 million was allocated to the Series Two Preferred Units in excess of distributions paid during the reporting period and is included in the Company’s computation of basic and diluted earnings per share. Other potentially dilutive common shares, including securities of the Operating Partnership that are exchangeable for the Company’s Common Stock, and the related impact on earnings are considered when calculating diluted EPS.

	For the three months ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations and allocation of undistributed earnings	$57,625	111,776	$0.51
Discontinued operations, net of minority interest	(74)	—	—
Allocation of undistributed earnings	—	—	—

Net income available to common shareholders	57,551	111,776	0.51
Effect of Dilutive Securities:
Stock Based Compensation	—	2,314	(0.01)

Diluted Earnings:
Net income	$57,551	114,090	$0.50

	For the three months ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations and allocation of undistributed earnings	$65,223	108,339	$0.60
Discontinued operations, net of minority interest	3,319	—	0.03
Allocation of undistributed earnings	—	—	—

Net income available to common shareholders	68,542	108,339	0.63
Effect of Dilutive Securities:
Stock Based Compensation	—	2,242	(0.01)

Diluted Earnings:
Net income	$68,542	110,581	$0.62

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the nine months ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations and allocation of undistributed earnings	$276,578	110,915	$2.49
Discontinued operations, net of minority interest	7,823	—	0.07
Allocation of undistributed earnings	—	—	—

Net income available to common shareholders	284,401	110,915	2.56
Effect of Dilutive Securities:
Stock Based Compensation	—	2,280	(0.05)

Diluted Earnings:
Net income	$284,401	113,195	$2.51

	For the nine months ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations and allocation of undistributed earnings	$194,113	105,492	$1.84
Discontinued operations, net of minority interest	27,557	—	0.26
Allocation of undistributed earnings	(543)	—	—

Net income available to common shareholders	221,127	105,492	2.10
Effect of Dilutive Securities:
Stock Based Compensation	—	2,226	(0.05)

Diluted Earnings:
Net income	$221,127	107,718	$2.05

12.    Stock Option and Incentive Plan

During the nine months ended September 30, 2005, the Company issued 12,317 shares of restricted stock and 211,408 LTIP Units under the stock option and incentive plan. The shares of restricted stock and LTIP Units were valued at an aggregate of approximately $0.7 million and $10.5 million, respectively, based on observable market prices for similar instruments. An LTIP Unit is generally the economic equivalent of a share of restricted stock in the Company. The aggregate value of the LTIP Units is not included in Unearned Compensation within Stockholders’ Equity because they are securities in the Operating Partnership and have been included in Minority Interests in the Consolidated Balance Sheets. Employees vest in restricted stock and LTIP Units over a five-year term. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted, as adjusted for estimated forfeitures, and recognized as expense over the requisite service period. Dividends or distributions paid on both vested and unvested shares and units of restricted stock and LTIP Units are charged directly to Earnings in Excess of Dividends and Minority Interests, respectively, in the Consolidated Balance Sheets. In addition, in accordance with the modified prospective application transition provisions of SFAS No. 123R, the Company has recognized compensation expense of approximately $50,000 relating to its unvested

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock options for the nine months ended September 30, 2005. All outstanding stock options are currently exercisable. Stock-based compensation expense, which is reflected in General and Administrative Expense in the Consolidated Statements of Operations, associated with all equity compensation plans was approximately $1.5 million and $1.0 million for the three months ended September 30, 2005 and 2004, respectively, and $5.2 million and $3.2 million during the nine months ended September 30, 2005 and 2004, respectively.

In connection with the declaration of the special cash dividend of $2.50 per share of Common Stock paid on October 31, 2005 to shareholders of record on September 30, 2005, the Company’s Board of Directors approved adjustments to all its outstanding stock option awards that were intended to ensure that its employees, directors and other persons who hold such stock options are not disadvantaged by the planned special cash dividend. The exercise prices and number of all outstanding options were adjusted such that each option had the same fair value to the holder before and after giving effect to the payment of the special cash dividend. Accordingly, pursuant to the provisions of SFAS No. 123R, no compensation cost has been recognized in the Consolidated Statements of Operations in connection with such adjustments. As a result, effective as of the close of business on September 27, 2005, 4,325,656 outstanding stock options with a weighted-average exercise price of $38.96 were adjusted to 4,481,864 outstanding options with a weighted-average exercise price of $37.61. There were no other adjustments to the terms of the outstanding stock option awards.

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information by geographic area and property type:

Three months ended September 30, 2005 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$73,206	$51,382	$135,490	$49,395	$16,646	$326,119
Office/Technical	2,026	3,816	—	—	—	5,842
Industrial	—	—	—	—	—	—
Hotels	20,139	—	—	—	—	20,139

Total	95,371	55,198	135,490	49,395	16,646	352,100

% of Total	27.08%	15.68%	38.48%	14.03%	4.73%	100.00%
Operating Expenses:
Class A	26,381	13,447	44,095	18,970	7,010	109,903
Office/Technical	429	780	—	—	—	1,209
Industrial	—	—	—	—	—	—
Hotels	13,786	—	—	—	—	13,786

Total	40,596	14,227	44,095	18,970	7,010	124,898

% of Total	32.51%	11.39%	35.30%	15.19%	5.61%	100.00%

Net Operating Income	$54,775	$40,971	$91,395	$30,425	$9,636	$227,202

% of Total	24.11%	18.03%	40.23%	13.39%	4.24%	100.00%

Three months ended September 30, 2004 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$72,875	$62,048	$126,589	$49,339	$16,016	$326,867
Office/Technical	2,088	3,674	—	—	—	5,762
Industrial	—	—	—	—	—	—
Hotels	19,768	—	—	—	—	19,768

Total	94,731	65,722	126,589	49,339	16,016	352,397

% of Total	26.89%	18.65%	35.92%	14.00%	4.54%	100.00%
Operating Expenses:
Class A	25,554	16,942	40,102	18,425	6,557	107,580
Office/Technical	467	707	—	—	—	1,174
Industrial	—	—	—	—	—	—
Hotels	13,709	—	—	—	—	13,709

Total	39,730	17,649	40,102	18,425	6,557	122,463

% of Total	32.44%	14.41%	32.75%	15.05%	5.35%	100.00%

Net Operating Income	$55,001	$48,073	$86,487	$30,914	$9,459	$229,934

% of Total	23.93%	20.91%	37.61%	13.44%	4.11%	100.00%

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine months ended September 30, 2005 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$220,331	$171,120	$393,657	$149,011	$49,580	$983,699
Office/Technical	6,384	11,225	—	—	—	17,609
Industrial	—	—	—	—	—	—
Hotels	54,207	—	—	—	—	54,207

Total	280,922	182,345	393,657	149,011	49,580	1,055,515

% of Total	26.61%	17.28%	37.29%	14.12%	4.70%	100.00%
Operating Expenses:
Class A	79,307	45,256	122,342	54,685	20,725	322,315
Office/Technical	1,417	2,319	—	—	—	3,736
Industrial	—	—	—	—	—	—
Hotels	40,051	—	—	—	—	40,051

Total	120,775	47,575	122,342	54,685	20,725	366,102

% of Total	32.99%	12.99%	33.42%	14.94%	5.66%	100.00%

Net Operating Income	$160,147	$134,770	$271,315	$94,326	$28,855	$689,413

% of Total	23.23%	19.55%	39.35%	13.68%	4.19%	100.00%

Nine months ended September 30, 2004 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$213,752	$178,109	$352,447	$143,514	$52,164	$939,986
Office/Technical	6,425	10,488	—	134	—	17,047
Industrial	—	—	—	—	—	—
Hotels	52,112	—	—	—	—	52,112

Total	272,289	188,597	352,447	143,648	52,164	1,009,145

% of Total	26.98%	18.69%	34.93%	14.23%	5.17%	100.00%
Operating Expenses:
Class A	73,775	49,481	108,311	$53,220	21,065	305,852
Office/Technical	1,572	2,255	—	36	—	3,863
Industrial	—	—	—	—	—	—
Hotels	38,763	—	—	—	—	38,763

Total	114,110	51,736	108,311	53,256	21,065	348,478

% of Total	32.75%	14.85%	31.08%	15.28%	6.04%	100.00%

Net Operating Income	$158,179	$136,861	$244,136	$90,392	$31,099	$660,667

% of Total	23.94%	20.72%	36.95%	13.68%	4.71%	100.00%

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of net operating income to net income available to common shareholders:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net operating income	$227,202	$229,934	$689,413	$660,667
Add:
Development and management services income	4,923	5,832	13,596	15,115
Interest and other income	4,763	908	9,337	9,526
Minority interests in property partnerships	1,527	1,447	4,651	3,124
Income from unconsolidated joint ventures	1,117	460	3,299	2,716
Gains on sales of real estate, net of minority interest	—	—	102,175	8,132
Gains on sales of land held for development, net of minority interest	—	—	1,209	—
Income (loss) from discontinued operations, net of minority interest	(74)	(831)	(574)	1,356
Gains on sales of real estate from discontinued operations, net of minority interest	—	4,150	8,397	26,201
Less:
General and administrative expense	(13,270)	(13,002)	(42,335)	(38,095)
Interest expense	(75,700)	(77,698)	(233,287)	(226,792)
Depreciation and amortization expense	(65,905)	(65,480)	(201,102)	(181,853)
Losses from early extinguishments of debt	—	—	(12,896)	(6,258)
Minority interest in Operating Partnership	(27,032)	(17,178)	(57,482)	(52,169)

Net income available to common shareholders	$57,551	$68,542	$284,401	$221,670

14.    Newly Issued Accounting Standards

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

15.    Related Party Transaction

An entity controlled by Mr. Mortimer B. Zuckerman, Chairman of the Board of Directors of Boston Properties, Inc., owned an office building located at 2400 N Street, N.W. in Washington, D.C., in which a company affiliated with Mr. Zuckerman leased 100% of the building. The Company had entered into an agreement with an entity controlled by Mr. Zuckerman to manage this property on terms comparable with other third-party property management agreements that the Company currently has in place. The disinterested members of the Company’s Board of Directors had approved the management agreement between the Company and Mr. Zuckerman’s affiliate. Under the management agreement, the Company had also agreed to provide consulting services and assistance in connection with a possible sale of this property in exchange for a fee of $100,000 payable upon the closing of the sale of the property. During the nine months ended September 30, 2005, the entity controlled by Mr. Zuckerman closed on the sale of the property and pursuant to the management agreement the Company received and recognized $100,000 for consulting services and assistance in connection with the sale.

16.    Subsequent Events

On October 1, 2005, the Company placed-in-service the West Garage phase of its Seven Cambridge Center development project located in Cambridge, Massachusetts. Seven Cambridge Center is a fully-leased, build-to-suit project with approximately 231,000 square feet of office, research laboratory and retail space plus parking for approximately 800 cars. The Company has signed a lease for 100% of the space with the Massachusetts Institute of Technology for occupancy by its affiliate, the Eli and Edythe L. Broad Institute.

On October 4, 2005, the Company repaid the mortgage loan collateralized by its Embarcadero Center West Tower property totaling approximately $90.8 million using approximately $72.8 million of available cash and $18.0 million drawn under the Company’s Unsecured Line of Credit. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 6.50% per annum and was scheduled to mature on January 1, 2006.

On November 4, 2005, the Company sold the Residence Inn by Marriot®, a 221-room extended-stay hotel property located in Cambridge, Massachusetts, at a gross sale price of approximately $68.0 million, less customary closing costs and a credit of approximately $3.0 million representing the property controlled furniture, fixtures and equipment escrow set aside for planned property upgrades. The sale price exceeded the carrying value of the property.

On November 7, 2005, the Company sold 40-46 Harvard Street, an industrial property totaling approximately 152,000 net rentable square feet located in Westwood, Massachusetts, at a sale price of approximately $7.8 million. The sale price exceeded the carrying value of the property.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 9, 2005, the Company executed a contract for the sale of Embarcadero Center West Tower, a Class A office property totaling approximately 475,000 net rentable square feet located in San Francisco, California, at a gross sale price of approximately $205.8 million, less customary closing costs and unfunded tenant obligations. The sale is subject to the satisfaction of customary closing conditions. The anticipated sale price exceeds the carrying value of the property.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

•	risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments including the risk associated with interest rates impacting the cost and/or availability of financing;

•	failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

•	risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

•	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

•	risks associated with actual or threatened terrorist attacks;

•	risks associated with the impact on our insurance program if TRIA, which expires on December 31, 2005, is not extended, or is extended on different terms;

•	costs of compliance with the Americans with Disabilities Act and other similar laws;

•	potential liability for uninsured losses and environmental contamination;

•	risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and possible adverse changes in tax and environmental laws;

•	risks associated with possible state and local tax audits;

•	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

•	the other risk factors identified in our most recently filed annual report on Form 10-K, including those described under the caption “Risk Factors.”

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

The office markets in which we operate continued to show signs of improvement during the third quarter of 2005. In addition, our portfolio experienced strong rental rate growth over the past twelve month period in our New York City, San Francisco, Northern Virginia and Waltham, MA. markets and each of our markets has shown positive absorption.

We believe that investors will continue to place a premium on high-quality, well-located office buildings resulting in a reduction in total return expectations and higher valuations. We continue to review our portfolio with the possibility of additional sales. However, these conditions also make it more difficult to acquire assets at what we believe to be attractive rates of return over our long term investment horizon.

Given current market conditions, we believe the returns we can generate from development are generally greater than those we could expect to realize from acquisitions. As a result, we continue to pursue new development opportunities, which is one of our core capabilities. We are also considering alternative uses (i.e., non-office) for some of our land holdings and may participate or undertake alternative development projects. In the third quarter of 2005, we commenced construction on our joint venture project located at 505 9th Street in Washington, D.C. We currently have five active construction projects underway, which aggregate an estimated total investment of $357.4 million, as well as several opportunities within our pipeline. Our Seven Cambridge and Parcel E (12290 Sunrise Valley) projects are fully leased to Massachusetts Institute of Technology and Lockheed Martin Corporation, respectively. Our overall leased percentage for Properties Under Construction is 82% as of November 4, 2005. Our estimated total investment for our properties under construction as of September 30, 2005 is detailed below:

Properties Under Construction	Location	Estimated Total Investment
		(in thousands)
Seven Cambridge Center and West Garage	Cambridge, MA	$145,934
Parcel E (12290 Sunrise Valley)	Reston, VA	45,754
Capital Gallery Expansion	Washington, D.C.	69,100
Wisconsin Place—Land and Infrastructure (23.89% ownership)	Chevy Chase, MD	31,626
505 9th Street (50% ownership)	Washington, D.C.	65,000

Total Properties Under Construction		$357,414

The highlights of the three months ended September 30, 2005 included the following:

•	On July 19, 2005, we refinanced at maturity our mortgage loan collateralized by 599 Lexington Avenue located in New York City. The mortgage loan totaling $225.0 million bore interest at a fixed rate of 7.0% per annum. The mortgage loan was refinanced through a $225.0 million secured draw from our revolving credit facility.

•	On July 21, 2005, our Board of Directors declared a special cash dividend of $2.50 per common share which was paid on October 31, 2005 to shareholders of record as of the close of business on September 30, 2005. The special cash dividend was in addition to the regular quarterly dividend of $0.68 per common share that was paid on October 31, 2005. The holders of common units of limited partnership interest in our Operating Partnership received the same amount, at the same time. Holders of Series Two Preferred Units of limited partnership interest will participate in the special cash dividend on an as-converted basis in connection with their regular February 2006 distribution payment as provided in the Operating Partnership’s partnership agreement.

•	From August 3, 2005 through September 21, 2005, we entered into nine forward-starting interest rate swap contracts which fix the 10-year treasury rate for a financing in February 2007 at a weighted average rate of 4.32% per annum on notional amounts aggregating $425 million. The swaps go into effect in February 2007 and expire in February 2017.

•	On August 5, 2005, we executed a contract for the sale of 40-46 Harvard Street, an industrial property totaling approximately 152,000 net rentable square feet located in Westwood, Massachusetts, at a sale price of approximately $7.8 million. We completed the sale on November 7, 2005.

•	On September 26, 2005, we commenced construction on the previously announced joint venture project consisting of a build-to-suit Class A office property located at 505 9th Street in Washington, D.C. totaling 323,000 net rentable square feet, of which 230,000 net rentable square feet have been pre-leased to a law firm for a 15-year term. In conjunction with the commencement of construction, our Operating Partnership issued approximately 254,000 common units of limited partnership interest and cash of approximately $4.9 million to the owners of our joint venture partner as consideration for our 50% interest in the joint venture. The joint venture partner had contributed the land for its 50% interest.

Transactions completed subsequent to September 30, 2005:

•	On October 1, 2005, we placed-in-service the West Garage phase of our Seven Cambridge Center development project located in Cambridge, Massachusetts. Seven Cambridge Center is a fully-leased, build-to-suit project with approximately 231,000 square feet of office, research laboratory and retail space plus parking for approximately 800 cars. We have signed a lease for 100% of the space with the Massachusetts Institute of Technology for occupancy by its affiliate, the Eli and Edythe L. Broad Institute. We expect the remaining development to be completed in the first quarter of 2006.

•	On October 4, 2005, we repaid the mortgage loan collateralized by our Embarcadero Center West Tower property totaling approximately $90.8 million using approximately $72.8 million of available cash and $18.0 million drawn under our Unsecured Line of Credit. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 6.50% per annum and was scheduled to mature on January 1, 2006.

•	On November 4, 2005, we sold the Residence Inn by Marriot®, a 221-room extended-stay hotel property located in Cambridge, Massachusetts, at a gross sale price of approximately $68.0 million, less customary closing costs and a credit of approximately $3.0 million representing the property controlled furniture, fixtures and equipment escrow set aside for planned property upgrades.

•	On November 9, 2005, we executed a contract for the sale of Embarcadero Center West Tower, a Class A office property totaling approximately 475,000 net rentable square feet located in San Francisco, California, at a gross sale price of approximately $205.8 million, less customary closing costs and unfunded tenant obligations. The sale is subject to the satisfaction of customary closing conditions.

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

If our estimates of collectibility differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases was approximately 7.4 years as of September 30, 2005 calculated on a weighted average, based on net rentable square feet. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and ongoing monitoring of our portfolio to identify potential problem tenants.

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

Depreciation and Amortization

We compute depreciation and amortization on our properties using the straight-line method based on estimated useful asset lives. In accordance with SFAS No. 141, we allocate the acquisition cost of real estate to land, building, tenant improvements, acquired “above-” and “below-market” leases, origination costs and acquired in-place leases based on management’s assessment of their fair values and depreciate or amortize these assets over their useful lives. The amortization of acquired “above-” and “below- market” leases and acquired in-place leases is recorded as an adjustment to revenue and depreciation and amortization, respectively, in the Consolidated Statements of Operations.

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the three and nine months ended September 30, 2005 and 2004.

At September 30, 2005 and September 30, 2004, we owned or had interests in a portfolio of 123 and 126 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data are necessarily meaningful. Therefore, the comparison of operating results for the three and nine months ended September 30, 2005 and 2004 show separately the changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the Total Property Portfolio.

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

Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 112 properties totaling approximately 29.2 million net rentable square feet of office space (excluding approximately 8.7 million square feet of structured parking for approximately 28,602 vehicles). Same Property Portfolio includes three hotel properties, properties acquired or placed in-service on or prior to January 1, 2004 and owned through September 30, 2005. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after January 1, 2004 or disposed of on or prior to September 30, 2005. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the nine months ended September 30, 2005 and 2004 with respect to the properties which were acquired, placed in-service, repositioned or sold.

In September 2004, we commenced the redevelopment of our Capital Gallery property in Washington, D.C. Capital Gallery is a Class A office property currently totaling approximately 397,000 net rentable square feet. The project entails removing a three-story low-rise section of the property, which is comprised of 100,000 net rentable square feet, from in-service status and developing it into a ten-story office building resulting in a total complex size of approximately 610,000 net rentable square feet upon completion. This property is included in Properties Repositioned for the nine months ended September 30, 2005 and September 30, 2004.

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
(dollars in thousands)	2005	2004	Increase/ (Decrease)	% Change	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$888,278	$872,757	$15,521	1.78%	$17,114	$34,088	$19,925	$12,905	$58,661	$22,793	$9,888	$11,133	$993,866	$953,676	$40,190	4.21%
Termination Income	7,273	3,348	3,925	117.23%	—	9	—	—	169	—	—	—	7,442	3,357	4,085	121.69%

Total Rental Revenue	895,551	876,105	19,446	2.22%	17,114	34,097	19,925	12,905	58,830	22,793	9,888	11,133	1,001,308	957,033	44,275	4.63%

Operating Expenses	304,276	289,483	14,793	5.11%	5,826	11,971	4,246	2,814	9,133	2,055	2,570	3,392	326,051	309,715	16,336	5.27%

Net Operating Income, excluding hotels	591,275	586,622	4,653	0.79%	11,288	22,126	15,679	10,091	49,697	20,738	7,318	7,741	675,257	647,318	27,939	4.32%

Hotel Net Operating Income (1)	14,156	13,349	807	6.05%	—	—	—	—	—	—	—	—	14,156	13,349	807	6.05%

Consolidated Net Operating Income (1)	605,431	599,971	5,460	0.91%	11,288	22,126	15,679	10,091	49,697	20,738	7,318	7,741	689,413	660,667	28,746	4.35%

Other Revenue:
Development and Management Services	—	—	—	—	—	—	—	—	—	—	—	—	13,596	15,115	(1,519)	(10.05)%
Interest and Other	—	—	—	—	—	—	—	—	—	—	—	—	9,337	9,526	(189)	(1.98)%

Total Other Revenue	—	—	—	—	—	—	—	—	—	—	—	—	22,933	24,641	(1,708)	(6.93)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	—	—	42,335	38,095	4,240	11.13%
Interest	—	—	—	—	—	—	—	—	—	—	—	—	233,287	226,792	6,495	2.86%
Depreciation and amortization	179,564	164,800	14,764	8.96%	2,289	6,121	3,993	2,489	13,923	4,121	1,333	4,322	201,102	181,853	19,249	10.58%
Losses from early extinguishments of debt	—	—	—	—	—	—	—	—	—	—	—	—	12,896	6,258	6,638	106.07%

Total Other Expenses	179,564	164,800	14,764	8.96%	2,289	6,121	3,993	2,489	13,923	4,121	1,333	4,322	489,620	452,998	36,622	8.08%

Income before minority interests	$425,867	$435,171	(9,304)	(2.14)%	8,999	$16,005	11,686	$7,602	35,774	$16,617	5,985	$3,419	$222,726	$232,310	(9,584)	(4.13)%
Income from unconsolidated joint ventures	$1,993	$2,397	$(404)	(16.85)%	$—	$303	$67	$4	$1,239	$12	$—	$—	3,299	2,716	583	21.47%
Income (loss) from discontinued operations, net of minority interest	$(168)	$(254)	$86	33.86%	$(406)	$1,610	—	—	—	—	—	—	(574)	1,356	(1,930)	(142.33)%
Minority interests in property partnerships													4,651	3,124	1,527	48.88%
Minority interest in Operating Partnership													(57,482)	(52,169)	(5,313)	(10.18)%
Gains on sales of real estate, net of minority interest													102,175	8,132	94,043	1,156.46%
Gains on sales of land held for development, net of minority interest													1,209	—	1,209	100.0%
Gains on sales of real estate from discontinued operations, net of minority interest													8,397	26,201	(17,804)	(67.95)%

Net Income available to common shareholders													$284,401	$221,670	$62,731	28.30%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 35.

Rental Revenue

The increase of $40.2 million in the Total Property Portfolio is comprised of increases and decreases within the five categories that represent our Total Property Portfolio. Rental revenue from Properties Placed In-Service increased approximately $35.9 million, Same Property Portfolio increased approximately $15.5 million, Properties Acquired increased approximately $7.0 million, Properties Sold decreased approximately $17.0 million and Properties Repositioned decreased approximately $1.2 million.

The increase in rental revenue from Properties Placed In-Service relates to placing Times Square Tower and New Dominion Technology Park, Building Two in-service during the third quarter of 2004, as detailed below:

	Date Placed in Service	Rental Revenue for the nine months ended September 30,
Property		2005	2004	Change
		(in thousands)
Times Square Tower	3rd Quarter 2004	$51,518	$20,770	$30,748
New Dominion Technology Park, Building Two	3rd Quarter 2004	7,143	2,023	5,120

Total		$58,661	$22,793	35,868

The purchase of the remaining interest in 140 Kendrick Street as of March 24, 2004 and the acquisition of 1330 Connecticut Avenue on April 1, 2004 increased revenue from Properties Acquired by approximately $7.0 million, as detailed below:

	Date Acquired	Rental Revenue for the nine months ended September 30,
Property		2005	2004	Change
		(in thousands)
1330 Connecticut Avenue	April 1, 2004	$11,132	$7,219	$3,913
140 Kendrick Street	March 24, 2004	8,793	5,686	3,107

Total		$19,925	$12,905	$7,020

Rental revenue from the Same Property Portfolio increased $15.5 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Included in rental revenue is an overall increase in base rental revenue of approximately $4.7 million, as well as an increase in straight-line rents of approximately $3.2 million. Approximately $7.6 million of the increase from the Same Property Portfolio was due to an increase in recoveries from tenants attributed to higher operating expenses. With respect to leases that expire during the next 15 months, we anticipate that the estimated market rents on those spaces indicate a roll-down of approximately 9%. We currently expect net operating income from the Same Property Portfolio to increase modestly, up to approximately 2%, in 2006 compared to 2005.

In May 2005, we completed the sales of 100 East Pratt Street in Baltimore, Maryland and Riverfront Plaza in Richmond, Virginia for net cash proceeds of approximately $92.8 million and $129.9 million, respectively. These properties are included in Properties Sold for the nine months ended September 30, 2005 and September 30, 2004 due to our continuing involvement as the property manager for each property. In addition, Hilltop Office Center, which was sold in February 2004 is included in Properties Sold for the nine months ended September 30, 2004. Revenue from Properties Sold decreased by approximately $17.0 million, as detailed below:

	Date Sold	Rental Revenue for the nine months ended September 30,
Property		2005	2004	Change
		(in thousands)
Riverfront Plaza	May 16, 2005	$8,684	$17,483	$(8,799)
100 East Pratt Street	May 12, 2005	8,430	16,471	(8,041)
Hilltop Office Center	February 4, 2004	—	134	(134)

Total		$17,114	$34,088	$(16,974)

Termination Income

Termination income for the nine months ended September 30, 2005 was related to twenty-one tenants across the Total Portfolio that terminated their leases and we recognized termination income totaling approximately $7.4 million. This compared to termination income earned for the nine months ended September 30, 2004 related to sixteen tenants totaling $3.4 million. During 2005 we have completed some complex leasing transactions which involved taking space back from tenants with resulting termination income and releasing the space at higher rents. We currently anticipate realizing approximately $1.0 million in termination income for the remainder of 2005 and approximately $4.0 million in termination income for the year ended 2006.

Operating Expenses

The $16.3 million increase in property operating expenses in the Total Property Portfolio (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) is comprised of increases and decreases within the five categories that represent our Total Property Portfolio. Operating expenses for the Same Property Portfolio increased approximately $14.8 million, Properties Placed In-Service increased approximately $7.1 million, Properties Acquired increased approximately $1.4 million, Properties Sold decreased approximately $6.1 million and Properties Repositioned decreased approximately $0.9 million.

We placed Times Square Tower and New Dominion Technology Park, Building Two in-service during the third quarter of 2004 which increased operating expenses by approximately $7.1 million, as detailed below:

	Date Placed in Service	Operating Expenses for the nine months ended September 30,
Property		2005	2004	Change
		(in thousands)
Times Square Tower	3rd Quarter 2004	$8,096	$1,918	$6,178
New Dominion Technology Park, Building Two	3rd Quarter 2004	1,037	137	900

Total		$9,133	$2,055	$7,078

In addition, approximately $1.4 million of the increase in Total Property Portfolio operating expenses primarily relates to the acquisitions of 140 Kendrick Street and 1330 Connecticut Avenue, as detailed below:

	Date Acquired	Operating Expenses nine months ended September 30,
Property		2005	2004	Change
		(in thousands)
1330 Connecticut Avenue	April 1, 2004	$3,163	$1,986	$1,177
140 Kendrick Street	March 24, 2004	1,083	828	255

Total		$4,246	$2,814	$1,432

Operating expenses from the Same Property Portfolio increased approximately $14.8 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Included in Same Property Portfolio operating expenses is an increase to real estate tax expense of approximately $7.0 million for the nine months ended September 30, 2005 due to increased real estate tax assessments, with approximately half of this increase specifically attributed to properties located in New York City. In addition, an increase of approximately $4.1 million, to the Same Property Portfolio is related to increases in utility expenses, an increase of approximately 7.4% over the prior year utility expense. Remaining increases to the Same Property operating expenses are related to an increase to repairs and maintenance expenses for the nine months ended September 30, 2005.

A decrease of approximately $6.1 million in Total Property Portfolio operating expenses relates to the sales of Riverfront Plaza, 100 East Pratt Street and Hilltop Office Center, as detailed below:

	Date Sold	Operating Expenses for the nine months ended September 30,
Property		2005	2004	Change
		(in thousands)
100 East Pratt Street	May 12, 2005	$2,975	$6,103	$(3,128)
Riverfront Plaza	May 16, 2005	2,851	5,832	(2,981)
Hilltop Office Center	February 4, 2004	—	36	(36)

Total		$5,826	$11,971	$(6,145)

We continue to review and monitor the impact of the hurricane season and rising energy costs, the potential expiration of TRIA and other factors on our operating budgets for the remainder of 2005 and fiscal year 2006. Because some operating expenses are not recoverable from tenants, an increase in operating expenses due to one or more of the foregoing factors could have an adverse effect on our results of operations.

Hotel Net Operating Income

Net operating income for the hotel properties increased by approximately $0.8 million for the nine months ended September 30, 2005 compared to September 30, 2004. On November 4, 2005, we sold the Cambridge Residence Inn property. We expect the two remaining hotels to contribute approximately $7.0 million to net operating income in the remainder of 2005 and between $19.0 million to $20.0 million in 2006.

The following reflects our occupancy and rate information for the three hotel properties for the nine months ended September 30, 2005 and 2004:

	2005	2004	Percentage Change
Occupancy	80.0%	82.6%	(3.1)%
Average daily rate	$180.30	$169.73	6.2%
Revenue per available room, REVPAR	$144.54	$140.68	2.7%

Development and Management Services

Our third-party fee income decreased approximately $1.5 million for the nine months ended September 30, 2005 compared to 2004 due to the completion of third-party development projects in Washington, D.C. and near completion of our project at 90 Church Street in New York City, offset by obtaining management contracts at Riverfront Plaza and 100 East Pratt Street. In connection with the sales of Riverfront Plaza and 100 East Pratt Street, we are managing each of these properties, for a fee, through agreements with the buyers. We expect our third-party management and development fee income in 2006 to be between $13.0 million and $15.0 million.

Interest and Other Income

Interest and other income decreased slightly for the nine months ended September 30, 2005. In the first quarter of 2004 we recognized a net amount of approximately $7.0 million in connection with the termination by a third-party of an agreement to enter into a ground lease with us. Excluding this termination, interest income has increased approximately $6.8 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due to higher cash balances as well as higher interest rates during the nine months ended September 30, 2005 compared to the same period of 2004. We expect interest income to decline in the fourth quarter of 2005 and into 2006 as a result of the special cash dividend that was paid to common stockholders on October 31, 2005, as well as repayment of certain outstanding debt.

Other Expenses

General and Administrative

General and administrative expenses increased for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 by approximately $4.2 million. A majority of the increase is attributed to compensation expense increases during 2005. An aggregate of approximately $2.0 million of the increase is attributable to changes in the form of long-term equity-based compensation, as further described below.

Commencing in 2003, we issued restricted stock and/or LTIP Units (at the election of eligible employees), as opposed to granting stock options and restricted stock, under the 1997 Stock Option and Incentive Plan as our primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of our restricted stock. Employees generally vest in restricted stock and LTIP Units over a five-year term (for awards granted prior to 2003, vesting is in equal annual installments; for those granted in 2003 and beyond, vesting is over a five-year term of 0%, 0%, 25%, 35%, and 40%). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. LTIP Units which were issued in January 2005 and future LTIP Unit awards will be valued using an option pricing model in accordance with the provisions of SFAS No. 123R. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “stock-based compensation.” Stock-based compensation expense associated with $6.1 million of equity-based compensation that was granted in January 2003 will generally be expensed ratably as such restricted stock and LTIP Units vests over a five-year vesting period. Stock-based compensation associated with approximately $9.7 million of restricted stock and LTIP Units granted in January 2004 and approximately $11.2 million of restricted stock and LTIP Units granted in January 2005 will also be incurred ratably as such restricted stock and LTIP Units vest. To the extent we continue to grant restricted stock and LTIP Unit awards, our expense will continue to increase significantly until 2008 even if there are no future increases in the aggregate value of restricted equity granted each year. This is because we expense the value of the restricted stock and LTIP Unit awards ratably over the five-year vesting period and a full run-rate will not be achieved until 2008.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $6.5 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The majority of the increase is due to (1) the cessation of interest capitalization at Times Square Tower and New Dominion Technology Park, Building Two, which collectively increased interest expense by $12.5 million, and (2) the acquisition of 140 Kendrick Street and 1330 Connecticut Avenue in the second quarter of 2004, which increased interest expense by $1.4 million. This increase was offset by the repayment of outstanding mortgage debt in connection with the sales of Riverfront Plaza and 100 East Pratt Street in the second quarter of 2005, which decreased interest expense by $5.0 million, as well as the repayment of mortgage debt at One and Two Reston Overlook and the 12300 and 12310 Sunrise Valley Drive buildings in the beginning of 2004 which decreased interest expense by $2.6 million.

At September 30, 2005, our variable rate debt consisted of our construction loans on our Times Square Tower, Capital Gallery Expansion and Cambridge Center Seven construction projects, as well as our borrowings under our Unsecured Line of Credit. The following summarizes our outstanding debt as of September 30, 2005 compared with September 30, 2004:

	September 30,
	2005	2004
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$4,139,774	$4,600,420
Variable rate	782,093	415,649

Total	$4,921,867	$5,016,069

Percent of total debt:
Fixed rate	84.11%	91.71%
Variable rate	15.89%	8.29%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.63%	6.66%
Variable rate	4.34%	2.78%
Total	6.27%	6.34%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $19.2 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Depreciation and Amortization from Properties Placed In-Service and Properties Acquired increased approximately $11.3 million, Same Property Portfolio increased approximately $14.8 million, Properties Sold decreased approximately $3.8 million and Properties Repositioned decreased approximately $3.1 million. In connection with the redevelopment project at Capital Gallery, which is classified as Properties Repositioned, we recognized an accelerated depreciation charge of approximately $2.6 million in the third quarter of 2004 representing the net book value of the portion of the three-story low-rise portion of the building being redeveloped.

The additions to the Total Property Portfolio through acquisitions increased depreciation and amortization expense by approximately $1.5 million, as detailed below:

		Depreciation and Amortization for the nine months ended September 30,
Property	Acquired	2005	2004	Change
		(in thousands)
1330 Connecticut Avenue	April 1, 2004	2,473	1,474	999
140 Kendrick Street	March 24, 2004	1,520	1,015	505

Total Additions		$3,993	$2,489	$1,504

The additions to the Total Property Portfolio through placing properties in-service increased depreciation and amortization expense by approximately $9.8 million, as detailed below:

		Depreciation and Amortization for the nine months ended September 30,
Property	Placed in-Service	2005	2004	Change
		(in thousands)
Times Square Tower	3rd Quarter 2004	$12,628	$3,551	$9,077
New Dominion Technology Park, Building Two	3rd Quarter 2004	1,295	570	725

Total Properties Placed In-Service		$13,923	$4,121	$9,802

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheet and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the nine months ended September 30, 2005 and September 30, 2004 were $4.6 million and $4.4 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the nine months ended September 30, 2005 and 2004 was $3.3 million and $10.1 million, respectively. These costs are not included in the interest expense referenced above. During the third quarter of 2004, we placed in-service Times Square Tower and New Dominion Technology Park, Building Two development projects and ceased capitalizing the related interest in accordance with our capitalization policy.

Losses from early extinguishments of debt

In connection with the sales of 100 East Pratt Street and Riverfront Plaza, we repaid the mortgage loans collateralized by the properties totaling approximately $188 million. During the nine months ended September 30, 2005, we recognized a loss from early extinguishment of debt totaling approximately $11.0 million, consisting of prepayment fees of approximately $10.8 million and the write-off of unamortized deferred financing costs of approximately $0.2 million. We also recognized a $1.9 million loss from early extinguishment of debt which relates to the refinancing of our Times Square Tower mortgage loan as well as the modification of our Unsecured Line of Credit.

For the nine months ended September 30, 2004, we recognized a loss from early extinguishment of debt totaling approximately $6.3 million related to the repayments of our mortgage loans collateralized by One and Two Reston Overlook and the 12300 and 12310 Sunrise Valley Drive buildings.

Joint Ventures

During the first quarter of 2005, we placed in-service 901 New York Avenue, a 539,000 net rentable square foot Class A office property located in Washington, D.C., in which we have a 25% ownership interest. The addition of this property contributed approximately $1.2 million to joint venture income for the nine months ended September 30, 2005. As of November 4, 2005, this property is 98% leased.

Other

The decrease in income (loss) from discontinued operations in the Total Property Portfolio for the nine months ended September 30, 2005 was a result of properties sold or designated as held for sale during 2005 and 2004 which are no longer included in our operations as of September 30, 2005. Below is a list of properties included in discontinued operations for the nine months ended September 30, 2005 and 2004:

Nine months ended September 30, 2005	Nine months ended September 30, 2004
Old Federal Reserve	Old Federal Reserve
40-46 Harvard Street	40-46 Harvard Street
Sugarland Business Park-Building One
204 Second Avenue
560 Forbes Boulevard
Decoverly Two, Three, Six and Seven
38 Cabot Boulevard
The Arboretum
430 Rozzi Place
Sugarland Business Park-Building Two

Gains on sales of real estate for the nine months ended September 30, 2005 in the Total Property Portfolio relate to the sales of Riverfront Plaza and 100 East Pratt Street which are not included in discontinued operations due to our continuing involvement in the management, for a fee, of these properties after the sales. Gains on sales of real estate for the nine months ended September 30, 2004 in the Total Property Portfolio relate to the sale of Hilltop Office Center and a land parcel in Burlington, MA. Hilltop Office Center is not included in discontinued operations due to our continuing involvement in the management, for a fee, of these properties after the sale.

Gains on sales of land held for development for the nine months ended September 30, 2005 in the Total Property Portfolio relate to the sale of Decoverly Four and Five, consisting of two undeveloped land parcels located in Rockville, Maryland.

The only property included in our gains on sales of real estate from discontinued operations for the nine months ended September 30, 2005 in the Total Property Portfolio was the Old Federal Reserve. Properties included in our gains on sales of real estate from discontinued operations for the nine months ended September 30, 2004 in the Total Property Portfolio are related to the sale of 204 Second Avenue, Sugarland Business Park-Building One, 430 Rozzi Place, Sugarland Business Park-Building Two, The Arboretum, Decoverly Two, Three, Six and Seven and 38 Cabot Boulevard.

Minority interest in Operating Partnership increased $5.3 million for the nine months ended September 30, 2005 compared to September 30, 2004. In connection with the special cash distribution, holders of Series Two Preferred Units will participate on an as-converted basis in connection with their regular February 2006 distribution payment as provided for in the Operating Partnership’s partnership agreement. As a result, we accrued approximately $12.1 million related to the special cash distribution payable to holders of the Series Two Preferred Units and have allocated earnings to the Series Two Preferred Units of approximately $12.1 million, which amount has been reflected in minority interest in Operating Partnership for the nine months ended September 30, 2005. This increase was partially offset by a reduction in the minority interest in our Operating Partnership’s income allocation related to changes in the partnership’s ownership interests and an underlying change in allocable income.

Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 116 properties totaling approximately 29.8 million net rentable square feet of office space (excluding approximately 8.7 million square feet of structured parking for approximately 28,602 vehicles). Same Property Portfolio includes our three hotel properties, properties acquired or placed in-service on or prior to July 1, 2004 and owned through September 30, 2005. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after July 1, 2004 or disposed of on or prior to September 30, 2005. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended September 30, 2005 and 2004 with respect to the properties which were acquired, placed in-service, repositioned or sold.

In September 2004, we commenced the redevelopment of our Capital Gallery property in Washington, D.C. Capital Gallery is a Class A office property currently totaling approximately 397,000 net rentable square feet. The project entails removing a three-story low-rise section of the property, which is comprised of 100,000 net rentable square feet, from in-service status and developing it into a ten-story office building resulting in a total complex size of approximately 610,000 net rentable square feet upon completion. This property is included in Properties Repositioned for the three months ended September 30, 2005 and September 30, 2004.

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
(dollars in thousands)	2005	2004	Increase/ (Decrease)	% Change	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$306,455	$300,206	$6,249	2.08%	$—	$11,515	$—	$—	$20,101	$15,684	$3,318	$3,424	$329,874	$330,829	$(955)	(0.29)%
Termination Income	1,918	1,800	118	6.56%	—	—	—	—	169	—	—	—	2,087	1,800	287	15.94%

Total Rental Revenue	308,373	302,006	6,367	2.11%	—	11,515	—	—	20,270	15,684	3,318	3,424	331,961	332,629	(668)	(0.20)%

Operating Expenses	106,978	102,297	4,681	4.58%	—	3,908	—	—	3,203	1,455	931	1,094	111,112	108,754	2,358	2.17%

Net Operating Income, excluding hotels	201,395	199,709	1,686	0.84%	—	7,607	—	—	17,067	14,229	2,387	2,330	220,849	223,875	(3,026)	(1.35)%

Hotel Net Operating Income (1)	6,353	6,059	294	4.85%	—	—	—	—	—	—	—	—	6,353	6,059	294	4.85%

Consolidated Net Operating Income (1)	207,748	205,768	1,980	0.96%	—	7,607	—	—	17,067	14,229	2,387	2,330	227,202	229,934	(2,732)	(1.19)%

Other Revenue:
Development and Management Services	—	—	—	—	—	—	—	—	—	—	—	—	4,923	5,832	(909)	(15.59)%
Interest and Other	—	—	—	—	—	—	—	—	—	—	—	—	4,763	908	3,855	424.56%

Total Other Revenue	—	—	—	—	—	—	—	—	—	—	—	—	9,686	6,740	2,946	43.71%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	—	—	13,270	13,002	268	2.06%
Interest	—	—	—	—	—	—	—	—	—	—	—	—	75,700	77,698	(1,998)	(2.57)%
Depreciation and amortization	60,593	57,161	3,432	6.00%	—	2,020	—	—	4,869	2,956	443	3,343	65,905	65,480	425	0.65%

Total Other Expenses	60,593	57,161	3,432	6.00%	—	2,020	—	—	4,869	2,956	443	3,343	154,875	156,180	(1,305)	(0.84)%

Income before minority interests	147,155	$148,607	(1,452)	(0.98)%	—	$5,587	—	—	12,198	$11,273	1,944	$(1,013)	82,013	80,494	1,519	1.89%
Income from unconsolidated joint ventures	$587	$444	$143	32.20%	$—	$—	$15	$4	$515	$12	—	—	1,117	460	657	142.83%
Loss from discontinued operations, net of minority interest	$(74)	$(80)	$6	7.50%	$—	$(751)	—	—	—	—	—	—	(74)	(831)	757	91.10%
Minority interests in property partnerships													1,527	1,447	80	5.53%
Minority interest in Operating Partnership													(27,032)	(17,178)	(9,854)	(57.36)%
Gains on sales of real estate from discontinued operations, net of minority interest													—	4,150	(4,150)	(100.0)%

Net Income available to common shareholders													$57,551	$68,542	$(10,991)	(16.04)%

(1) For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 35.

Rental Revenue

The decrease of approximately $1.0 million in the Total Property Portfolio is comprised of increases and decreases within the four categories that represent our Total Property Portfolio. Rental revenue from Same Property Portfolio increased approximately $6.2 million, Properties Placed In-Service increased approximately $4.4 million, Properties Sold decreased approximately $11.5 million, and Properties Repositioned decreased approximately $0.1 million.

The increase in rental revenue from Properties Placed In-Service relates to placing Times Square Tower and New Dominion Technology Park, Building Two in-service during the third quarter of 2004, as detailed below:

	Date Placed in Service	Rental Revenue for the three months ended September 30,
Property		2005	2004	Change
		(in thousands)
Times Square Tower	3rd Quarter 2004	$17,720	$13,662	$4,058
New Dominion Technology Park, Building Two	3rd Quarter 2004	2,381	2,023	358

Total		$20,101	$15,685	$4,416

Rental revenue from the Same Property Portfolio increased $6.2 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Included in rental revenue is an overall increase to base rental revenue of approximately $2.1 million for the three months ended September 30, 2005 compared to September 30, 2004, as well as an increase of $1.8 million attributed to straight-line rents. Approximately $3.2 million of the increase from the Same Property Portfolio was due to an increase in recoveries from tenants attributed to higher operating expenses. Offset by increases in the Same Property Portfolio was a decrease of approximately $0.9 million related to parking and other rental related revenue. With respect to leases that expire during the next 15 months, we anticipate that the estimated market rents on those spaces indicate a roll-down of approximately 9%. We currently expect net operating income from the Same Property Portfolio to show an increase up to 2% in 2006 compared to 2005.

In May 2005, we completed the sales of 100 East Pratt Street in Baltimore, Maryland and Riverfront Plaza in Richmond, Virginia for net cash proceeds of approximately $92.8 million and $129.9 million, respectively. These properties are included in Properties Sold for the three months ended September 30, 2004 due to our continuing involvement as the property manager for each property. Revenue from Properties Sold decreased by approximately $11.5 million, as detailed below:

	Date Sold	Rental Revenue for the three months ended September 30,
Property		2005	2004	Change
		(in thousands)
Riverfront Plaza	May 16, 2005	$—	$5,850	$(5,850)
100 East Pratt Street	May 12, 2005	—	5,665	(5,665)

Total		$—	11,515	(11,515)

Termination Income

Termination income for the three months ended September 30, 2005 was related to seven tenants across the portfolio that terminated their leases and recognized termination income totaling approximately $2.1 million. This compared to termination income earned for the three months ended September 30, 2004 related to eight tenants totaling $1.8 million. For the remainder of 2005 we expect to recognize approximately $1.0 million in termination income. During 2005, we have completed some complex leasing transactions which involved taking space back from tenants with resulting termination income and releasing the space at higher rents. We currently anticipate realizing approximately $1.0 million in termination income for the remainder of 2005 and approximately $4.0 million in termination income for the year ended 2006.

Operating Expenses

The $2.4 million increase in property operating expenses in the Total Property Portfolio (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) is comprised of increases and decreases within the four categories that represent our Total Property Portfolio. Operating expenses for Same Property Portfolio increased approximately $4.7 million, Properties Placed In-Service increased approximately $1.7 million, Properties Sold decreased approximately $3.9 million and Properties Repositioned decreased approximately $0.1 million.

We placed Times Square Tower and New Dominion Technology Park, Building Two in-service during the third quarter of 2004 which increased operating expenses by approximately $1.7 million, as detailed below:

	Date Placed in Service	Operating Expenses for the three months ended September 30,
Property		2005	2004	Change
		(in thousands)
Times Square Tower	3rd Quarter 2004	$2,844	$1,318	$1,526
New Dominion Technology Park, Building Two	3rd Quarter 2004	359	137	222

Total		$3,203	$1,455	$1,748

Operating expenses from the Same Property Portfolio increased approximately $4.7 million for the three months ended September 30, 2005. Included in Same Property Portfolio operating expenses is an increase to real estate tax expense of approximately $2.4 million for the three months ended September 30, 2005 due to increased real estate tax assessments, with approximately half of this increase specifically attributed to properties located in New York City. Remaining increases to the Same Property Portfolio result from overall increases to the repairs and maintenance and utility costs for the three months ended September 30, 2005 compared to 2004.

A decrease of approximately $3.9 million in Total Property Portfolio operating expenses relates to the sales of Riverfront Plaza and 100 East Pratt Street, as detailed below:

	Date Sold	Operating Expenses for the three months ended September 30,
Property		2005	2004	Change
		(in thousands)
100 East Pratt Street	May 12, 2005	$—	$2,088	$(2,088)
Riverfront Plaza	May 16, 2005		1,820	(1,820)

Total		$—	$3,908	(3,908)

We continue to review and monitor the impact of the hurricane season and rising energy costs, the potential expiration of TRIA and other factors on our operating budgets for the remainder of 2005 and fiscal year 2006. Because some operating expenses are not recoverable from tenants, an increase in operating expenses due to one or more of the foregoing factors could have an adverse effect on our results of operations.

Hotel Net Operating Income

Net operating income for the hotel properties increased by approximately $0.3 million for the three months ended September 30, 2005 compared to September 30, 2004. The third quarter revenue per available room is down slightly over the third quarter of 2004 due to the Democratic National Convention held in Boston during the third quarter of 2004. On November 4, 2005, we sold the Cambridge Residence Inn property. We expect the two remaining hotels to contribute approximately $7.0 million to net operating income in the remainder of 2005 and between $19.0 million to $20.0 million in 2006.

The following reflects our occupancy and rate information for the three hotel properties for the three months ended September 30, 2005 and 2004:

	2005	2004	Percentage Change
Occupancy	86.5%	89.6%	(3.5)%
Average daily rate	$188.60	$184.18	2.4%
Revenue per available room, REVPAR	$164.03	$165.40	(0.8)%

Development and Management Services

Our third-party fee income decreased by approximately $1.0 million for the three months ended September 30, 2005 compared to 2004 due to the completion of third-party development projects in Washington, D.C. and near completion of our project at 90 Church Street in New York City, offset by obtaining management contracts at Riverfront Plaza and 100 East Pratt Street. In connection with the sales of Riverfront Plaza and 100 East Pratt Street, we are managing each of these properties, for a fee, through agreements with the buyers. We expect our third-party management and development fee income in 2006 to be between $13.0 million and $15.0 million.

Interest and Other Income

Interest and other income increased by $3.9 million for the three months ended September 30, 2005 due to higher cash balances as well as higher interest rates during the three months ended September 30, 2005 compared to the same period of 2004. We expect interest income to decline in the fourth quarter of 2005 and into 2006 as a result of the special cash dividend that was paid to common shareholders on October 31, 2005, as well as repayment of certain outstanding debt.

Other Expenses

General and Administrative

General and administrative expenses in the Total Property Portfolio increased slightly for the three months ended September 30, 2005 compared to September 30, 2004. An aggregate of approximately $0.5 million of the increase is attributable to changes in the form of long-term equity-based compensation, as further described below.

Commencing in 2003, we issued restricted stock and/or LTIP Units (at the election of eligible employees), as opposed to granting stock options and restricted stock, under the 1997 Stock Option and Incentive Plan as our primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of our restricted stock. Employees generally vest in restricted stock and LTIP Units over a five-year term (for awards granted prior to 2003, vesting is in equal annual installments; for those granted in 2003 and beyond, vesting is over a five-year term of 0%, 0%, 25%, 35%, and 40%). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. LTIP Units which were issued in January 2005 and future LTIP Unit awards will be valued using an option pricing model in accordance with the provisions of SFAS No. 123R. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “stock-based compensation.” Stock-based compensation expense associated with $6.1 million of equity-based compensation that was granted in January 2003 will generally be expensed ratably as such restricted stock and LTIP Units vests over a five-year vesting period. Stock-based compensation associated with approximately $9.7 million of restricted stock and LTIP Units granted in January 2004 and approximately $11.2 million of restricted stock and LTIP Units granted in January 2005 will also be incurred ratably as such restricted stock and LTIP Units vest. To the extent we continue to grant restricted stock and LTIP Unit awards, our expense will continue to increase significantly until 2008 even if there are no future increases in the aggregate value of restricted equity granted each year. This is because we expense the value of the restricted stock and LTIP Unit awards ratably over the five-year vesting period and a full run-rate will not be achieved until 2008.

Interest Expense

Interest expense for the Total Property Portfolio decreased approximately $2.0 million for the three months ended September 30, 2005 compared to September 30, 2004. The majority of the decrease is due to the repayment of outstanding mortgage debt in connection with the sales of Riverfront Plaza and 100 East Pratt Street in the second quarter of 2005 which represented a decrease to interest expense of approximately $3.2 million. This decrease was offset by increases to interest expense in connection with the cessation of interest capitalization at Times Square Tower and New Dominion Technology Park, Building Two, which represented an increase of approximately $3.2 million. In connection with the refinance of our debt at 599 Lexington Avenue, we have replaced approximately $225.0 million of fixed rate mortgage indebtedness with a lower variable rate.

At September 30, 2005, our variable rate debt consisted of our construction loans on our Times Square Tower, Capital Gallery Expansion and Cambridge Center Seven construction projects, as well as our borrowings under our Unsecured Line of Credit related to the refinancing of 599 Lexington Avenue in New York. The following summarizes our outstanding debt as of September 30, 2005 compared with September 30, 2004:

	September 30,
	2005	2004
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$4,139,774	$4,600,420
Variable rate	782,093	415,649

Total	$4,921,867	$5,016,069

Percent of total debt:
Fixed rate	84.11%	91.71%
Variable rate	15.89%	8.29%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.63%	6.66%
Variable rate	4.34%	2.78%
Total	6.27%	6.34%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $0.4 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Depreciation and amortization from Properties Placed In-Service increased approximately $1.9 million, Same Property increased approximately $3.4 million. These increases were offset by decreases to Properties Sold of approximately $2.0 million and Properties Repositioned of approximately $2.9 million. In connection with the redevelopment project at Capital Gallery, which is classified as Properties Repositioned, we recognized an accelerated depreciation charge of approximately $2.6 million in the third quarter of 2004 representing the net book value of the portion of the three-story low-rise portion of the building being redeveloped.

The additions to the Total Property Portfolio through placing properties in-service increased depreciation and amortization expense by approximately $1.9 million, as detailed below:

	Placed in Service	Depreciation and Amortization for the three months ended September 30,
Property		2005	2004	Change
		(in thousands)
Times Square Tower	3rd Quarter 2004	$4,437	$2,386	$2,051
New Dominion Technology Park, Building Two	3rd Quarter 2004	432	570	(138)

Total Properties Placed In-Service		$4,869	$2,956	$1,913

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheet and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the three months ended September 30, 2005 and September 30, 2004 was $1.5 million. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the three months ended September 30, 2005 and 2004 was $1.7 million and $1.8 million, respectively. These costs are not included in the interest expense referenced above.

Joint Ventures

During the first quarter of 2005, we placed in-service 901 New York Avenue, a 539,000 net rentable square foot Class A office property located in Washington, D.C., in which we have a 25% ownership interest. The addition of this property contributed approximately $0.5 million to joint venture income for the three months ended September 30, 2005. As of November 4, 2005 this property is 98% leased.

Other

The decrease in income from discontinued operations in the Total Property Portfolio for the three months ended September 30, 2005 was a result of properties sold or designated as held for sale during 2004 which are no longer included in our operations as of September 30, 2005. Below is a list of properties included in discontinued operations for the three months ended September 30, 2005 and 2004:

Three months ended September 30, 2005	Three months ended September 30, 2004
40-46 Harvard Street	40-46 Harvard Street
Old Federal Reserve
Sugarland Business Park-Building One
204 Second Avenue
560 Forbes Boulevard

The only properties included in our gains on sales of real estate from discontinued operations for the three months ended September 30, 2004 in the Total Property Portfolio was related to the sale of Sugarland Business Park-Building One and 204 Second Avenue.

Minority interest in Operating Partnership increased $9.9 million for the three months ended September 30, 2005 compared to September 30, 2004. In connection with the special cash distribution, holders of Series Two Preferred Units will participate on an as-converted basis in connection with their regular February 2006 distribution payment as provided for in the Operating Partnership’s partnership agreement. As a result, we accrued approximately $12.1 million related to the special cash distribution payable to holders of the Series Two Preferred Units and have allocated earnings to the Series Two Preferred Units of approximately $12.1 million, which amount has been reflected in minority interest in Operating Partnership for the three months ended September 30, 2005. This increase was partially offset by a reduction in the minority interest in our Operating Partnership’s income allocation related to changes in the partnership’s ownership interests and an underlying change in allocable income.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are to:

•	fund normal recurring expenses;

•	meet debt service requirements including the repayment or refinancing of $160.5 million of indebtedness that matures within the twelve month period;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund current development costs not covered under construction loans;

•	fund new property acquisitions; and

•	make the minimum distribution required to maintain our REIT qualification under the Internal Revenue Code of 1986, as amended.

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

Our principal liquidity needs for periods beyond twelve months are for the costs of developments, possible property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements. We expect to satisfy these needs during the next twelve months and beyond using one or more of the following:

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

Cash Flow Summary

Cash and cash equivalents were $450.6 million and $213.9 million at September 30, 2005 and September 30, 2004, respectively, representing an increase of $236.7 million. The cash flow results above do not reflect the payment of approximately $335.8 million related to the $2.50 per share/unit special cash dividend paid to common shareholders and unitholders on October 31, 2005 or the $12.1 million special cash distribution to be paid in February 2006 to holders of our Series Two Preferred Units. The following represents increases and decreases in cash flows for the nine months ended September 30, 2005 versus September 30, 2004:

	Nine months ended September 30,
	2005	2004	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$304,673	$303,664	$1,009
Net cash provided by (used in) investing activities	$188,069	$(119,644)	$307,713
Net cash provided by (used in) financing activities	$(281,509)	$7,167	$(288,676)

Our principal source of cash flow is related to the operation of our office properties. In addition, we have recycled capital through the sale of some of our properties and raised proceeds from secured and unsecured borrowings. We also issued 5,700,000 shares of our common stock in a public offering in March 2004. The average term of our tenant leases is approximately 7.4 years as of September 30, 2005 calculated on a weighted average, based on net rentable square feet with occupancy rates historically in the range of 92% to 98%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements.

Cash is used in investing activities to fund acquisitions, development and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash provided by investing activities for the nine months ended September 30, 2005 consisted of the following:

(in thousands)
Proceeds from the sales of real estate	$472,647
The cash provided by investing is offset by:
Acquisitions/additions to real estate	(228,003)
Investments in marketable securities	(37,500)
Recurring capital expenditures	(12,790)
Planned non-recurring capital expenditures associated with acquisition properties	(2,381)
Hotel improvements, equipment upgrades and replacements	(2,237)
Net investments in unconsolidated joint ventures	(1,667)

Net cash provided by investing activities	$188,069

Cash used in financing activities for the nine months ended September 30, 2005 totaled approximately $281.5 million. This primarily consisted of payments of regular dividends and distributions to our stockholders and the unitholders of our Operating Partnership. Future debt payments are discussed below under the heading “Capitalization.”

Capitalization

At September 30, 2005, our total consolidated debt was approximately $4.9 billion. The weighted-average annual interest rate on our consolidated indebtedness was 6.27% and the weighted-average maturity was approximately 5.2 years.

Debt to total market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total market capitalization was approximately $14.8 billion at September 30, 2005. Total market capitalization was calculated using the September 30, 2005 closing stock price of $70.90 per common share and the following: (1) 112,500,887 shares of our common stock, (2) 21,413,724 outstanding common units of partnership interest in Boston Properties Limited Partnership (excluding common units held by Boston Properties, Inc.), (3) an aggregate of 4,857,395 common units issuable upon conversion of all outstanding preferred units of partnership interest in Boston Properties Limited Partnership, (4) an aggregate of 380,820 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (5) our consolidated debt totaling approximately $4.9 billion. Our total consolidated debt at September 30, 2005 represented approximately 33.28% of our total market capitalization. This percentage will fluctuate with changes in the market price of our common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the debt to total market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

Debt Financing

As of September 30, 2005, we had approximately $4.9 billion of outstanding indebtedness, representing 33.28% of our total market capitalization as calculated above consisting of (1) $1.47 billion in publicly traded unsecured debt having a weighted average interest rate of 5.95% and maturities in 2013 and 2015 and (2) $3.45 billion of property-specific debt. As of September 30, 2005, we had approximately $225 million drawn on our

Unsecured Line of Credit which amount is secured by our 599 Lexington Avenue property in New York and which balance is included under our variable rate mortgages in the table below. The table below summarizes our mortgage notes payable, our senior unsecured notes and our Unsecured Line of Credit at September 30, 2005 and 2004:

	September 30,
	2005	2004
	(dollars in thousands)
DEBT SUMMARY:
Balance
Fixed rate mortgages	$2,668,811	$3,129,828
Variable rate mortgages	782,093	415,649
Senior unsecured notes	1,470,963	1,470,592

Total	$4,921,867	$5,016,069

Percent of total debt:
Fixed rate	84.11%	91.71%
Variable rate	15.89%	8.29%

Total	100.0%	100.0%

Weighted average interest rate at end of period:

Fixed rate	6.63%	6.66%
Variable rate	4.34%	2.78%

Total	6.27%	6.34%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates. As of September 30, 2005, the weighted average interest rate on our variable rate debt was LIBOR/Eurodollar plus 0.60% per annum.

Unsecured Line of Credit

On May 19, 2005, we modified our $605.0 million Unsecured Line of Credit by extending the maturity date from January 17, 2006 to October 30, 2007, with a provision for a one-year extension at our option, subject to certain conditions, and by reducing the per annum variable interest rate on outstanding balances from Eurodollar plus 0.70% to Eurodollar plus 0.65%. In addition a facility fee equal to 15 basis point per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in Boston Properties Limited Partnership’s senior unsecured debt ratings. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a reduced Eurodollar rate. We utilize the Unsecured Line of Credit principally to fund development of properties, land and property acquisitions, to refinance outstanding indebtedness and for working capital purposes. Our Unsecured Line of Credit is a recourse obligation of Boston Properties Limited Partnership.

Our ability to borrow under our Unsecured Line of Credit is subject to our compliance with a number of customary financial and other covenants on an ongoing basis, including:

•	a leverage ratio not to exceed 60%, however for a single period of not more than five consecutive quarters the leverage ratio can exceed 60% (but may not exceed 65%);

•	a secured debt leverage ratio not to exceed 55%;

•	a fixed charge coverage ratio of at least 1.40;

•	an unsecured leverage ratio not to exceed 60%;

•	a minimum net worth requirement;

•	an unsecured interest coverage ratio of at least 1.75; and

•	restrictions on permitted investments, development, partially owned entities, business outside of commercial real estate and commercial non-office properties

We believe we are in compliance with the financial and other covenants listed above.

At September 30, 2005, we had letters of credit totaling $9.4 million outstanding under our Unsecured Line of Credit. On July 19, 2005, we refinanced $225 million of mortgage indebtedness at 599 Lexington Avenue through a secured draw on our Unsecured Line of Credit. As of September 30, 2005, we had the ability to borrow an additional $370.6 million under our Unsecured Line of Credit. As of November 4, 2005 we have borrowings of $253 million outstanding under our Unsecured Line of Credit with the ability to borrow an additional $341.3 million under our Unsecured Line of Credit.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of September 30, 2005 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate (1)	Principal Amount	Maturity Date (2)
10 Year Unsecured Senior Notes	6.250%	6.296%	$750,000	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.280%	175,000	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.636%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.075%	250,000	June 1, 2015

Total principal			1,475,000
Net discount			(4,037)

Total			$1,470,963

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (the $250 million 12 Year Unsecured Senior Notes that mature on June 1, 2015 are calculated at the U.S. Treasury yield plus 25 basis points), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of September 30, 2005 we were in compliance with each of these financial restrictions and requirements.

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

Mortgage Notes Payable

The following represents the outstanding principal balances due under the first mortgages at September 30, 2005:

Properties	Interest Rate	Principal Amount		Maturity Date
		(in thousands)
Citigroup Center	7.19%	$499,781		May 11, 2011
Times Square Tower	4.27%	475,000		July 9, 2008
Embarcadero Center One and Two	6.70%	291,603		December 10, 2008
Prudential Center	6.72%	271,853		July 1, 2008
280 Park Avenue	7.64%	256,950		February 1, 2011
599 Lexington Avenue	4.18%	225,000	(1)	October 30, 2007
Embarcadero Center Four	6.79%	139,098		February 1, 2008
Embarcadero Center Three	6.40%	136,038		January 1, 2007
Democracy Center	7.05%	98,947		April 1, 2009
Embarcadero Center West Tower	6.50%	90,838	(2)	January 1, 2006
601 and 651 Gateway Boulevard	3.50%	84,999		December 31, 2005
One Freedom Square	5.33%	80,497	(3)	June 30, 2012
Cambridge Center Seven	5.13%	73,630	(4)	April 14,2007
New Dominion Tech Park, Bldg. Two	5.55%	63,000	(5)	September 30, 2014
140 Kendrick Street	5.21%	60,223	(6)	July 1, 2013
202, 206 & 214 Carnegie Center	8.13%	60,026		October 1, 2010
1330 Connecticut Avenue	4.65%	57,880	(7)	February 26, 2011
New Dominion Tech. Park, Bldg. One	7.69%	56,702		January 15, 2021
Reservoir Place	5.82%	53,673	(8)	July 1, 2009
Capital Gallery	8.24%	51,044		August 15, 2006
504, 506 & 508 Carnegie Center	7.39%	43,744		January 1, 2008
10 and 20 Burlington Mall Road	7.25%	37,367	(9)	October 1, 2011
Ten Cambridge Center	8.27%	33,099		May 1, 2010
Sumner Square	7.35%	28,323		September 1, 2013
1301 New York Avenue	7.14%	26,955	(10)	August 15, 2009
Eight Cambridge Center	7.73%	25,992		July 15, 2010
510 Carnegie Center	7.39%	25,101		January 1, 2008
University Place	6.94%	22,202		August 1, 2021
Reston Corporate Center	6.56%	22,135		May 1, 2008
Bedford Business Park	8.50%	18,760		December 10, 2008
191 Spring Street	8.50%	18,444		September 1, 2006
Capital Gallery Redevelopment	5.40%	8,463	(11)	February 15, 2008
101 Carnegie Center	7.66%	6,726		April 1, 2006
Montvale Center	8.59%	6,811		December 1, 2006

Total		$3,450,904

(1)	On July 19, 2005, we repaid the mortgage loan through a secured draw on our Unsecured Line of Credit. As of September 30, 2005, the interest rate on our Unsecured Line of Credit was 4.18% using a weighted average LIBOR plus 0.41% per annum.
(2)	On October 4, 2005, we repaid the mortgage loan collateralized by this property.

(3)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2005 was $73.4 million and the stated interest rate was 7.75%.
(4)	The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and requires interest only payments with a balloon payment due at maturity.
(5)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(6)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2005 was $54.6 million and the stated interest rate was 7.51%.
(7)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2005 was $51.1 million and the stated interest rate was 7.58%.
(8)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2005 was $51.7 million and the stated interest rate was 7.0%.
(9)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(10)	Includes outstanding principal in the amounts of $18.7 million, $5.6 million and $2.7 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.
(11)	The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and requires interest only payments with a balloon payment due at maturity.

Off Balance Sheet Arrangements- Joint Venture Indebtedness

As of September 30, 2005, we had investments in eight unconsolidated joint ventures, of which six have mortgage indebtedness, with equity ownership ranging from 23-51%. We do not have control of these partnerships nor are we the primary beneficiary for variable interest entities and, therefore, we account for them using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At September 30, 2005, our share of the debt related to these investments was approximately $203 million. The table below summarizes our share of the outstanding debt (based on our respective ownership interests) in these joint venture properties at September 30, 2005.

Properties	Interest Rate	Principal Amount	Maturity Date
		(in thousands)
Metropolitan Square (51%)	8.23%	$67,742	May 1, 2010
Market Square North (50%)	7.70%	46,295	December 19, 2010
901 New York Avenue (25%)	5.19%	42,500	January 1, 2015
265 Franklin Street (35%) (1)	4.85%	20,180	September 30, 2007
Worldgate Plaza (25%) (2)	4.57%	14,250	December 1, 2007
Wisconsin Place (23.89%) (3)	—	12,025	(3)

Total	6.60%	$202,992

(1)	The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.10% per annum and requires interest only payments with a balloon payment due at maturity.
(2)	This property is owned by the Value Added Fund. The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.89% per annum and matures in December 2007, with two one-year extension options. The mortgage debt requires interest only payments with a balloon payment due at maturity. In addition, the Value-Added Fund entered into an agreement to cap the interest rate at 9.5% for a nominal fee.
(3)	In accordance with EITF 98-1, the principal amount on $5.6 million of debt was adjusted to reflect the fair value of the note ($5.3 million) using an effective interest rate of 4.38% per annum. This note is non-interest bearing and matures in January 2008. The weighted average rates exclude the impact of this note. We have agreed, together with our third-party joint venture partners to guarantee the seller financing on behalf of the land and infrastructure entity.

In addition, the venture obtained construction financing up to $96.5 million, of which our share is $23.1 million, at a variable rate equal to LIBOR plus 1.50% per annum with a maturity in March 2009. As of September 30, 2005, the outstanding balance was $28.1 million, of which our share was $6.7 million and the interest rate was 5.35%. The mortgage debt requires interest only payments with a balloon payment due at maturity. We have guaranteed approximately $4.6 million of the total construction loan amount on behalf of the land and infrastructure entity.

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

The following table presents a reconciliation of net income available to common shareholders to FFO for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005	2004
	(in thousands)
Net income available to common shareholders	$57,551	$68,542
Add:
Minority Interest in Operating Partnership	27,032	17,178
Less:
Minority interest in property partnerships	1,527	1,447
Income from unconsolidated joint ventures	1,117	460
Loss from discontinued operations, net of minority interest	(74)	(831)
Gains on sales of real estate from discontinued operations, net of minority interest	—	4,150

Income before minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gains on sales of real estate and land held for development and discontinued operations	82,013	80,494
Add:
Real estate depreciation and amortization(1)	67,702	67,538
Minority interests in property partnerships’ share of Funds from Operations	32	17
Income from unconsolidated joint ventures	1,117	460
Less:
Preferred distributions	3,200 (2)	3,491
Income (loss) from discontinued operations	88	945

Funds from Operations	$147,576	$144,073
Less:
Minority interest in the Operating Partnership’s share of funds from operations	23,905	24,136

Funds from Operations available to common shareholders	$123,671	$119,937

Our percentage share of funds from operations—basic	83.80%	83.25%

Weighted average shares outstanding—basic	111,776	108,339

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $65,905 and $65,480, our share of unconsolidated joint venture real estate depreciation and amortization of $2,188 and $1,636 and depreciation and amortization from discontinued operations of $2 and $1,080, less corporate related depreciation and amortization of $393 and $658 for the three months ended September 30, 2005 and 2004, respectively.
(2)	Excludes approximately $12.1 million of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special dividend that followed previously completed sales of real estate.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Income (Numerator)		Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)			(in thousands)
Basic FFO	$147,576		133,381	$144,073	130,141

Effect of Dilutive Securities
Convertible Preferred Units	3,200	(2)	5,087	3,491	5,568
Stock Options and other	—		2,314	—	2,242

Diluted FFO	$150,776		140,782	$147,564	137,951
Less:
Minority interest in Operating Partnership’s share of diluted FFO	23,139		21,605	23,321	21,802

Company’s share of Diluted FFO(1)	$127,637		119,177	$124,243	116,149

(1)	Our share of diluted Funds from Operations was 84.65% and 84.20% for the quarter ended September 30, 2005 and 2004, respectively.
(2)	Excludes approximately $12.1 million of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special dividend that followed previously completed sales of real estate.

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

Approximately $4.1 billion of our borrowings bear interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date. As of September 30, 2005, the weighted average interest rate on our variable rate debt was LIBOR/Eurodollar plus 0.60% per annum.

	2005	2006	2007	2008	2009	2010+	Total	Fair Value
(dollars in thousands)	Secured debt
Fixed Rate	$97,387	$220,821	$181,377	$801,323	$188,278	$1,179,625	$2,668,811	$2,835,589
Average Interest Rate	3.97%	7.30%	6.61%	6.84%	7.11%	7.36%	7.01%
Variable Rate	—	—	$298,630	$483,463	—	—	$782,093	$782,093
	Unsecured debt
Fixed Rate	—	—	—	—	—	$1,470,963	$1,470,963	$1,520,123
Average Interest Rate	—	—	—	—	—	5.95%	5.95%
Variable Rate	—	—	—	—	—	—	—

Total Debt	$97,387	$220,821	$480,007	$1,284,786	$188,278	$2,650,588	$4,921,867	$5,137,805

During the third quarter of 2005 we entered into nine forward-starting interest rate swap contracts which fix the 10-year treasury rate for a financing in February 2007 at a weighted average rate of 4.32% per annum on notional amounts aggregating $425.0 million. The swaps go into effect in February 2007 and expire in February 2017. We obtained the swaps to lock in the 10-year treasury rate and 10-year swap spread in contemplation of obtaining long-term fixed rate financing in late 2006 or early 2007 to refinance existing debt that is expiring or freely prepayable prior to February 2007. We expect to settle the interest rate swaps in cash at the time we close on the long-term fixed-rate financing. Each swap contract provides for a fixed 10-year LIBOR swap rate (the fixed strike rate) ranging from 4.562% per annum to 4.889% per annum. If the 10-year LIBOR swap rate is below the fixed strike rate at the time we settle each swap, we would be required to make a payment to the swap counter-parties; if the 10-year LIBOR swap rate is above the fixed strike rate at the time we cash settle each swap, we would receive a payment from the swap counter-parties. The amount that we either pay or receive will equal the present value of the basis point differential between the applicable fixed strike rate and the 10-year swap rate at the time we settle each swap. We believe that these swaps are highly-effective cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The fair value of the nine swaps at September 30, 2005 was $3.1 million. This amount has been included in Other Comprehensive Income in the Consolidated Financial Statements. We intend to consider entering into additional hedging arrangements to minimize our interest rate risk.

At September 30, 2005, our variable rate debt outstanding was approximately $782 million. At September 30, 2005, the average interest rate on variable rate debt was approximately 4.34%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $2.0 million for the three months ended September 30, 2005.

At September 30, 2004, our variable rate debt outstanding was approximately $416 million. At September 30, 2004 the average interest rate on variable rate debt was approximately 2.78%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.0 million for the three months ended September 30, 2004.

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

(b)

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a) During the three months ended September 30, 2005, the Company issued 533,737 shares of common stock in exchange for 533,737 common units of limited partnership tendered for redemption by certain limited partners of Boston Properties Limited Partnership. An aggregate of 500,000 of such common units had been issued by Boston Properties Limited Partnership upon conversion of 381,000 Series Two Preferred Units. The Company issued the shares of common stock in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. The Company relied on the exemption based upon factual representations received from the limited partners who received these shares.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares of Common Stock Purchased (1)	(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
July 1, 2005—July 31, 2005	—	—	N/A	N/A
August 1, 2005—August 31, 2005	259	$0.01	N/A	N/A
September 1, 2005—September 30, 2005	—	—	N/A	N/A

Total	259	—	N/A	N/A

(1)	Represents shares of restricted Common Stock that were repurchased in connection with the termination of certain persons’ employment with the Company. Under the terms of the applicable restricted stock agreements, all of such shares were repurchased by the Company at a price of $0.01 per share, which was the amount originally paid by such employees for such shares.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—Submission of Matters to a Vote of Security Holders.

None.

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits

(a) Exhibits

10.1	—Amended and Restated Employment Agreement by and between E. Mitchell Norville and the Company dated as of August 25, 2005.

10.2	—Employment Agreement by and between Peter D. Johnston and the Company dated as of August 25, 2005.

12.1	—Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distributions.

31.1	—Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	—Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

November 9, 2005	/s/ Douglas T. Linde
Douglas T. Linde Executive Vice President, Chief Financial Officer (duly authorized officer and principal financial officer)