Form 10-Q
period 2006-09-30
BOSTON PROPERTIES INC
filed 2006-11-09
CIK 1037540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	116,824,029
(Class)	(Outstanding on November 6, 2006)

BOSTON PROPERTIES, INC.

FORM 10-Q

for the quarter ended September 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and par value amounts)

	September 30, 2006	December 31, 2005
ASSETS
Real estate, at cost	$9,040,264	$8,724,954
Construction in process	57,392	177,576
Land held for future development	210,336	248,645
Less: accumulated depreciation	(1,372,826)	(1,265,073)

Total real estate	7,935,166	7,886,102
Cash and cash equivalents	1,049,026	261,496
Cash held in escrows	21,436	25,618
Tenant and other receivables (net of allowance for doubtful accounts of $2,509 and $2,519, respectively)	42,128	52,668
Accrued rental income (net of allowance of $922 and $2,638, respectively)	310,560	302,356
Deferred charges, net	263,675	242,660
Prepaid expenses and other assets	72,033	41,261
Investments in unconsolidated joint ventures	83,485	90,207

Total assets	$9,777,509	$8,902,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$2,811,953	$3,297,192
Unsecured senior notes (net of discount of $3,630 and $3,938, respectively)	1,471,370	1,471,062
Unsecured exchangeable senior notes	450,000	—
Unsecured line of credit	—	58,000
Accounts payable and accrued expenses	103,581	109,823
Dividends and distributions payable	95,607	107,643
Accrued interest payable	45,703	47,911
Other liabilities	236,350	154,123

Total liabilities	5,214,564	5,245,754

Commitments and contingencies	—	—

Minority interests	746,416	739,268

Stockholders’ equity:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 116,675,935 and 112,621,162 issued and 116,597,035 and 112,542,262 outstanding in 2006 and 2005, respectively	1,166	1,125
Additional paid-in capital	3,068,952	2,745,719
Earnings in excess of dividends	749,940	182,105
Treasury common stock at cost, 78,900 shares in 2006 and 2005	(2,722)	(2,722)
Accumulated other comprehensive loss	(807)	(8,881)

Total stockholders’ equity	3,816,529	2,917,346

Total liabilities and stockholders’ equity	$9,777,509	$8,902,368

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands, except for per share amounts)
Revenue
Rental:
Base rent	$273,034	$274,523	$826,587	$830,630
Recoveries from tenants	45,954	43,983	138,653	129,156
Parking and other	14,431	13,470	42,479	41,516

Total rental revenue	333,419	331,976	1,007,719	1,001,302
Hotel revenue	19,847	17,453	51,864	47,115
Development and management services	4,558	4,923	14,164	13,596
Interest and other	14,636	4,742	25,166	9,289

Total revenue	372,460	359,094	1,098,913	1,071,302

Expenses
Real estate operating:
Rental	111,594	111,112	334,440	326,051
Hotel	13,899	12,260	38,146	35,564
General and administrative	12,739	13,270	43,177	42,335
Interest	73,571	75,700	226,837	233,287
Depreciation and amortization	71,548	65,717	206,307	200,539
Losses from early extinguishments of debt	208	—	32,132	12,896

Total expenses	283,559	278,059	881,039	850,672

Income before minority interest in property partnership, income from unconsolidated joint ventures, minority interest in Operating Partnership, gains on sales of real estate and discontinued operations	88,901	81,035	217,874	220,630
Minority interest in property partnership	—	1,527	2,013	4,651
Income from unconsolidated joint ventures	20,200	1,117	23,167	3,299

Income before minority interest in Operating Partnership, gains on sales of real estate and discontinued operations	109,101	83,679	243,054	228,580
Minority interest in Operating Partnership	(19,028)	(26,874)	(46,261)	(57,140)

Income before gains on sales of real estate and discontinued operations	90,073	56,805	196,793	171,440
Gains on sales of real estate, net of minority interest	17,889	—	604,200	103,384

Income before discontinued operations	107,962	56,805	800,993	274,824
Discontinued operations:
Income from discontinued operations, net of minority interest	—	746	—	1,180
Gain on sale of real estate from discontinued operations, net of minority interest	—	—	—	8,397

Net income available to common shareholders	$107,962	$57,551	$800,993	$284,401

Basic earnings per common share:
Income available to common shareholders before discontinued operations	$0.93	$0.51	$6.88	$2.48
Discontinued operations, net of minority interest	—	—	—	0.08

Net income available to common shareholders	$0.93	$0.51	$6.88	$2.56

Weighted average number of common shares outstanding	115,432	111,776	113,989	110,915

Diluted earnings per common share:
Income available to common shareholders before discontinued operations	$0.91	$0.50	$6.74	$2.43
Discontinued operations, net of minority interest	—	—	—	0.08

Net income available to common shareholders	$0.91	$0.50	$6.74	$2.51

Weighted average number of common and common equivalent shares outstanding	117,728	114,090	116,365	113,195

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net income available to common shareholders	$107,962	$57,551	$800,993	$284,401
Other comprehensive income (loss):
Effective portion of interest rate contracts	(20,564)	3,092	7,551	3,092
Amortization of interest rate contracts	174	174	523	523

Other comprehensive income (loss)	(20,390)	3,266	8,074	3,615

Comprehensive income	$87,572	$60,817	$809,067	$288,016

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income available to common shareholders	$800,993	$284,401
Adjustments to reconcile net income available to common shareholders to net cash provided by operating activities:
Depreciation and amortization	206,307	201,288
Non-cash portion of interest expense	5,231	3,918
Non-cash compensation expense	6,481	5,640
Losses from early extinguishments of debt	31,877	2,042
Minority interest in property partnership	(2,013)	(4,651)
Distributions (earnings) in excess of earnings (distributions) from unconsolidated joint ventures	(16,741)	568
Minority interest in Operating Partnership	160,492	80,098
Gains on sales of real estate	(718,431)	(134,509)
Change in assets and liabilities:
Cash held in escrows	4,182	(2,797)
Tenant and other receivables, net	7,873	(11,173)
Accrued rental income, net	(37,212)	(52,391)
Prepaid expenses and other assets	(24,155)	(23,431)
Accounts payable and accrued expenses	(986)	(5,162)
Accrued interest payable	(2,208)	(11,227)
Other liabilities	(11,214)	(2,743)
Tenant leasing costs	(27,439)	(25,198)

Total adjustments	(417,956)	20,272

Net cash provided by operating activities	383,037	304,673

Cash flows from investing activities:
Acquisitions/additions to real estate	(379,923)	(245,411)
Investments in marketable securities	(282,764)	(37,500)
Net investments in unconsolidated joint ventures	24,231	(1,667)
Net proceeds from the sale of real estate placed in escrow	(872,063)	—
Net proceeds from the sale of real estate released from escrow	872,063	—
Net proceeds from the sales of real estate	1,130,132	472,647

Net cash provided by investing activities	491,676	188,069

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2006	2005
	(in thousands)
Cash flows from financing activities:
Borrowings on unsecured line of credit	195,000	—
Repayments of unsecured line of credit	(253,000)	—
Proceeds from mortgage notes payable	30,396	810,003
Repayments of mortgage notes payable	(264,157)	(900,230)
Proceeds from unsecured exchangeable senior notes	450,000	—
Proceeds from real estate financing transactions	22,462	47,934
Payments on real estate financing transaction	(3,665)	—
Dividends and distributions	(296,035)	(272,997)
Net proceeds from the issuance of common securities	561	475
Proceeds from stock option exercises	37,518	43,478
Contributions (distributions) from/to minority interest holders, net	11,274	(5,670)
Redemption of minority interest	(14,891)	—
Deferred financing costs	(2,646)	(4,502)

Net cash used in financing activities	(87,183)	(281,509)

Net increase in cash and cash equivalents	787,530	211,233
Cash and cash equivalents, beginning of period	261,496	239,344

Cash and cash equivalents, end of period	$1,049,026	$450,577

Supplemental disclosures:
Cash paid for interest	$228,370	$243,889

Interest capitalized	$4,556	$3,293

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$15,919	$3,263

Dividends and distributions declared but not paid	$95,607	$443,437

Conversions of Minority interests to Stockholders' equity	$80,090	$22,462

Basis adjustment to real estate in connection with conversions of Minority interests to Stockholders' equity	$181,842	$36,864

Marketable securities transferred in connection with the legal defeasance of mortgage note payable	$282,764	$—

Mortgage note payable legally defeased	$254,385	$—

Financing incurred in connection with the acquisition of real estate	$45,559	$—

Issuance of restricted securities to employees and directors	$11,054	$11,680

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties, Inc. (the “Company”), a Delaware corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the sole general partner of Boston Properties Limited Partnership (the “Operating Partnership”) and at September 30, 2006 owned an approximate 83.0% (80.8% at September 30, 2005) general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of partnership interest” (also referred to in this report as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”).

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

At September 30, 2006, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Series Two Preferred Units may also be converted into OP Units at the election of the holder thereof or the Operating Partnership in accordance with the amendment to the partnership agreement (See also Note 9).

All references to the Company refer to Boston Properties, Inc. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

Properties

At September 30, 2006, the Company owned or had interests in a portfolio of 128 commercial real estate properties (121 and 123 properties at December 31, 2005 and September 30, 2005, respectively) (the “Properties”) aggregating approximately 42.5 million net rentable square feet (approximately 42.0 million and 42.0 million net rentable square feet at December 31, 2005 and September 30, 2005, respectively), including five properties under construction totaling approximately 1.2 million net rentable square feet, and structured parking for approximately 31,709 vehicles containing approximately 9.7 million square feet. At September 30, 2006, the Properties consist of:

•	124 office properties, including 106 Class A office properties (including five properties under construction) and 18 Office/Technical properties;

•	two hotels; and

•	two retail properties.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company owns or controls undeveloped land parcels totaling approximately 526.9 acres. In addition, the Company has a 25% interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At September 30, 2006, the Value-Added Fund had investments in an office complex in Herndon, Virginia, an office property in Chelmsford, Massachusetts and an office complex in San Carlos, California.

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

3. Real Estate Activity During the Nine Months Ended September 30, 2006

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

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 10, 2006, the Company acquired 3200 Zanker Road, a Class A office complex with approximately 544,000 net rentable square feet located in San Jose, California, at a purchase price of approximately $126.0 million. The acquisition was financed with available cash.

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

On March 31, 2006, the Company commenced construction of South of Market, a Class A office project consisting of three buildings aggregating approximately 652,000 net rentable square feet located in Reston, Virginia. The Company has leased 23% of the space.

On April 1, 2006, the Company placed-in-service 12290 Sunrise Valley, a 182,000 net rentable square foot Class A office property located in Reston, Virginia. The Company has leased 100% of the space.

On July 22, 2006, the Company placed-in-service its Capital Gallery expansion project, consisting of a ten-story addition totaling approximately 319,000 net rentable square feet of Class A office space located in Washington, D.C. The Company has leased 97% of the addition.

On September 18, 2006, the Company commenced construction of 77 Fourth Avenue, a Class A office project with approximately 210,000 net rentable square feet, located in Waltham, Massachusetts. The Company has not pre-leased any of the space.

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

On June 6, 2006, the Company sold 280 Park Avenue, a 1,179,000 net rentable square foot Class A office property located in midtown Manhattan, New York, for approximately $1.2 billion. Net proceeds totaled approximately $875 million after legal defeasance of indebtedness secured by the property (consisting of approximately $254.4 million of principal indebtedness and approximately $28.2 million of related defeasance costs) and the payment of transfer taxes, brokers’ fees and other customary closing costs. The Company recognized a gain on sale of approximately $581.3 million (net of minority interest share of approximately $110.0 million). The net proceeds from the sale were recorded in Cash Held in Escrows in the Company’s Consolidated Balance Sheets because the cash was held in escrow by a qualifying intermediary for the purpose of potentially accomplishing a like-kind exchange under Section 1031 of the Internal Revenue Code. The Company did not identify any qualifying replacement assets to accomplish the like-kind exchange by the statutory

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expiration date of July 21, 2006 and, as a result, the cash was released from escrow and returned to the Company with no restrictions as to its use. Pursuant to the purchase and sale agreement, the Company entered into a master lease agreement with the buyer at closing. Under the master lease agreement, the Company has guaranteed that the buyer will receive at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the current leases for this space. The current leases for this space are scheduled to expire at various times between June 2006 and October 2007. The aggregate amount of base rent guaranteed by the Company over the entire period from 2006 to 2017 is approximately $67.3 million. The Company’s guarantee obligations, which are in the form of base rent payments to the buyer, will be reduced by the amount of base rent payable, whether or not actually paid, under qualifying leases for this space that are obtained by the Company from prospective tenants. The Company will remain responsible for any free rent periods. The buyer will bear all customary leasing costs for this space, including tenant improvements and leasing commissions. The recognized gain on sale of the property had been reduced by approximately $67.3 million, representing the Company’s maximum obligation under the master lease. Such amount has been deferred and recorded in Other Liabilities in the Company’s Consolidated Balance Sheets and will be reduced as (1) payments are made under the master lease or (2) as qualifying leases are signed by the Company, at which time the Company will recognize additional gain on sale. During the three months ended September 30, 2006, the Company signed new qualifying leases for 26,681 net rentable square feet of the 74,340 net rentable square foot master lease obligation, resulting in the recognition of approximately $17.6 million (net of minority interest share of approximately $3.3 million) of additional gain on sale of real estate. As of September 30, 2006, the master lease obligation totaled approximately $46.4 million. As part of the transaction, the buyer has engaged the Company as the property manager and leasing agent for 280 Park Avenue for a one-year term that renews automatically. Under the purchase and sale agreement, the Company has also agreed to provide to the buyer fixed monthly revenue support from the closing date until December 31, 2008. The aggregate amount of the revenue support payments will be approximately $22.5 million and has been recorded as a purchase price adjustment and included in Other Liabilities within the Company’s Consolidated Balance Sheets. As of September 30, 2006, the revenue support obligation totaled approximately $18.8 million. Due to the Company’s continuing involvement through an agreement with the buyer to manage and lease the property for a fee after the sale and the financial obligations discussed above, this property has not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 11).

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at September 30, 2006:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%
The Metropolitan Square Associates LLC	Metropolitan Square	51.0	% (1)
BP/CRF 265 Franklin Street Holdings LLC	265 Franklin Street	35.0%
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	% (2)
Wisconsin Place Entities	Wisconsin Place	23.9	% (3)(4)
Boston Properties Office Value-Added Fund, L.P.	Worldgate Plaza, 300 Billerica Road and One & Two Circle Star Way	25.0	% (2)
KEG Associates I, LLC	505 9th Street	50.0	% (3)
New York Land Venture	New York Land	50.0	% (3)

(1)	This joint venture is unconsolidated and accounted for under the equity method due to participatory rights of the outside partner.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(3)	The property is not in operation (i.e., under construction or undeveloped land).
(4)	Represents the Company’s effective ownership interest. The Company has a 66.67%, 5% and 0% interest in the office, retail and residential joint venture entities, respectively, each of which owns a 33.33% interest in the entity developing and owning the land and infrastructure of the project.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

On March 13, 2006, a joint venture in which the Company has a 50% interest acquired a land parcel located in New York City for a purchase price of approximately $6.0 million. In addition, on May 8, 2006, the joint venture acquired additional land parcels located in New York City for an aggregate purchase price of approximately $15.3 million. On May 8, 2006, the joint venture obtained mortgage financing collateralized by the land parcels totaling approximately $23.6 million. The mortgage financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures in May 2008. The Company and its third-party joint venture partner have each agreed to guarantee approximately $11.8 million of the mortgage loan.

On August 31, 2006, the Company’s Value-Added Fund acquired One and Two Circle Star Way, a 208,000 net rentable square foot office complex located in San Carlos, California, at a purchase price of approximately $63.5 million. The acquisition was financed with new mortgage indebtedness totaling $42.0 million and approximately $21.5 million in cash, of which the Company’s share was approximately $5.4 million. The mortgage financing requires interest-only payments at a fixed interest rate of 6.57% per annum and matures in September 2013.

On September 15, 2006, a joint venture in which the Company has a 35% interest sold 265 Franklin Street, a Class A office property with approximately 347,000 net rentable square feet located in Boston, Massachusetts, for approximately $170.0 million. Net cash proceeds totaled approximately $108.3 million, of which the Company’s share was approximately $37.9 million, after the repayment of the mortgage indebtedness of approximately $60.8 million and unfunded tenant obligations and other closing costs of approximately $0.9 million, resulting in a gain on sale of approximately $51.4 million. The Company’s share of the gain on sale was approximately $18.0 million, which has been included in Income from Unconsolidated Joint Ventures in the accompanying Consolidated Statements of Operations. In connection with the repayment of the mortgage indebtedness on the property, the joint venture recognized a loss from early extinguishment of debt totaling approximately $0.2 million, consisting of the write-off of unamortized deferred financing costs. The mortgage loan bore interest at a variable rate equal to LIBOR plus 1.10% per annum and was scheduled to mature in September 2007.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
ASSETS
Real estate and development in process, net	$729,664	$733,908
Other assets	87,255	67,654

Total assets	$816,919	$801,562

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable (1)	$611,287	$587,727
Other liabilities	23,481	18,717
Members’/Partners’ equity	182,151	195,118

Total liabilities and members’/partners’ equity	$816,919	$801,562

Company’s share of equity	$80,812	$87,489
Basis differentials (2)	2,673	2,718

Carrying value of the Company’s investments in unconsolidated joint ventures	$83,485	$90,207

(1)	The Company and its third-party joint venture partners in the Wisconsin Place Entities have guaranteed the seller financing totaling $15.5 million related to the acquisition of the land by the Land and Infrastructure Entity. The Company and its third-party joint venture partners in the New York Land Venture have each agreed to guarantee approximately $11.8 million of the mortgage loan. The fair value of the Company’s stand-ready obligations related to the issuance of these guarantees is immaterial.
(2)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. Basis differentials occur primarily upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the joint ventures are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Total revenue	$25,846	$23,972	$77,650	$71,295
Expenses
Real estate operating	7,699	7,847	24,786	23,125
Interest	8,856	8,166	26,459	24,103
Depreciation and amortization	5,937	5,773	17,990	16,686
Loss from early extinguishment of debt	205	—	205	—

Total expenses	22,697	21,786	69,440	63,914

Income before gain on sale of real estate	3,149	2,186	8,210	7,381
Gain on sale of real estate	51,395	—	51,395	—

Net income	$54,544	$2,186	$59,605	$7,381

Company’s share of net income	$20,200	$1,117	$23,167	$3,299

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Mortgage Notes Payable

On January 31, 2006, the Company used available cash to repay the mortgage loan collateralized by its 101 Carnegie Center property located in Princeton, New Jersey totaling approximately $6.6 million. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 7.66% per annum and was scheduled to mature on April 1, 2006.

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

On June 5, 2006, the Company used available cash to repay the mortgage loan collateralized by its 191 Spring Street property located in Lexington, Massachusetts totaling approximately $17.9 million. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 8.50% per annum and was scheduled to mature on September 1, 2006.

On June 6, 2006, in connection with the sale of 280 Park Avenue, the Company legally defeased the mortgage indebtedness collateralized by the property totaling approximately $254.4 million. The mortgage financing bore interest at a fixed rate equal to 7.64% per annum and was scheduled to mature in February 2011. The Company acquired U.S. Treasuries totaling approximately $282.6 million to substitute as collateral for the loan and which became the sole source of payment of the loan. The Company transferred the mortgage loan and U.S. Treasuries to a third-party successor entity and has been legally released as the primary obligor with respect to the loan. The defeasance was accounted for as an extinguishment of debt and the Company recognized a loss from early extinguishment of debt totaling approximately $31.4 million consisting of the difference between the value of the U.S. Treasuries and the principal balance of the mortgage loan totaling approximately $28.2 million and the write-off of unamortized deferred financing costs totaling approximately $3.2 million.

On August 1, 2006, the Company used available cash to repay the construction financing and permanent financing totaling approximately $34.0 million and $49.7 million, respectively, collateralized by the Capital Gallery property in Washington, D.C. The Company recognized a loss from early extinguishment of debt totaling approximately $0.2 million, consisting of prepayment fees and the write-off of unamortized deferred financing costs. The construction financing bore interest at a variable rate equal to LIBOR plus 1.65% per annum and was scheduled to mature in February 2008. The permanent financing bore interest at a fixed rate equal to 8.24% per annum and was scheduled to mature on August 15, 2006.

On September 1, 2006, the Company used available cash to repay the mortgage loan collateralized by its Montvale Center property located in Gaithersburg, Maryland totaling approximately $6.6 million. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 8.59% per annum and was scheduled to mature on December 1, 2006.

During 2005, the Company entered into forward-starting interest rate swap contracts to lock the 10-year treasury rate and 10-year swap spread in contemplation of obtaining long-term fixed-rate financing to refinance existing debt that is expiring or freely prepayable prior to February 2007. Based on swap spreads at each trade date, the swaps fix the 10-year treasury rate for a financing in February 2007 at a weighted average of 4.34% per annum on notional amounts aggregating $500.0 million. The swaps go into effect in February 2007 and expire in

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 2017. The Company entered into the interest rate swap contracts designated and qualifying as a cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the Treasury rate in contemplation of obtaining ten-year fixed-rate financing in early 2007. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments. The Company has formally documented all of its relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. All components of the forward-starting interest rate swap contracts were included in the assessment of hedge effectiveness. At September 30, 2006, derivatives with a fair value of $13.6 million were included in Prepaid Expenses and Other Assets within the Company’s Consolidated Balance Sheets. For the nine months ended September 30, 2006, the Company has recorded the changes in fair value of the swap contracts related to the effective portion of the interest rate contracts totaling approximately $7.6 million in Accumulated Other Comprehensive Income (Loss) within the Company’s Consolidated Balance Sheets. The accumulated comprehensive income (loss) will be reclassified to interest expense over the term of the refinanced fixed-rate debt. The Company expects that within the next twelve months it will reclassify into earnings approximately $0.9 million of the amounts recorded within Accumulated Other Comprehensive Income (Loss) relating to the forward-starting interest rate swap contracts.

6. Unsecured Exchangeable Senior Notes

On April 6, 2006, the Company’s Operating Partnership completed a public offering of $400 million in aggregate principal amount of its 3.75% exchangeable senior notes due 2036. On May 2, 2006, the Company’s Operating Partnership issued an additional $50 million aggregate principal amount of the notes as a result of the exercise by the underwriter of its over-allotment option. The notes will be exchangeable into the Company’s common stock at an initial exchange rate, subject to adjustment, of 8.9461 shares per $1,000 principal amount of notes (or an initial exchange price of approximately $111.78 per share of common stock) under the circumstances described in the prospectus supplement filed with the Securities and Exchange Commission on April 3, 2006. Noteholders may require the Operating Partnership to purchase the notes at par initially on May 18, 2013 and, after that date, the notes will be redeemable at par at the option of the Operating Partnership under the circumstances described in the prospectus supplement.

7. Unsecured Line of Credit

On August 3, 2006, the Company modified its $605.0 million unsecured revolving credit facility (the “Unsecured Line of Credit”) by extending the maturity date from October 30, 2007 to August 3, 2010, with a provision for a one-year extension at the option of the Company, subject to certain conditions, and by reducing the per annum variable interest rate on outstanding balances from Eurodollar plus 0.65% to Eurodollar plus 0.55% per annum. Under the Unsecured Line of Credit, a facility fee equal to 15 basis points per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in the Operating Partnership’s unsecured debt ratings. The Unsecured Line of Credit involves a syndicate of lenders. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced Eurodollar rate. The Company had an outstanding balance on the Unsecured Line of Credit of $225.0 million at September 30, 2006, which is collateralized by the Company’s 599 Lexington Avenue property and therefore is included in Mortgage Notes Payable in the Company’s Consolidated Balance Sheets.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within 180 days, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within 180 days, (5) a minimum net worth requirement, (6) an unsecured debt interest coverage ratio of at least 1.75 and (7) limitations on permitted investments, development, partially owned entities, business outside of commercial real estate and commercial non-office properties. At September 30, 2006, the Company was in compliance with each of these financial and other covenant requirements.

8. Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

The Company has letter of credit and performance obligations of approximately $23.9 million related to lender and development requirements.

The Company and its third-party joint venture partners have guaranteed the seller financing totaling $15.5 million related to the acquisition of land by WP Project Developer LLC, the Land and Infrastructure Entity of the Wisconsin Place joint venture entities. The Company and its third-party joint venture partners in the New York Land Venture have each agreed to guarantee approximately $11.8 million of the related mortgage loan.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

Insurance

The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act, or TRIA, was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) through December 31, 2004, which date was extended to December 31, 2005 by the United States Department of Treasury on June 18, 2004 and which date was further extended to December 31, 2007 by the Terrorism Risk Insurance Extension Act of 2005 (the “TRIA Extension Act”). TRIA expires on December 31, 2007, and the Company cannot currently anticipate whether it will be extended. Effective as of March 1, 2006, the Company’s property insurance program per occurrence limits were decreased from $1 billion to $800 million, including coverage for both “certified” and “non-certified” acts of terrorism by TRIA. The amount of such insurance available in the market has decreased because of the natural disasters which occurred during 2005. The Company also carries nuclear, biological, chemical and radiological terrorism insurance coverage (“NBCR Coverage”) for “certified” acts of terrorism as defined by TRIA, which is provided by IXP, LLC as a direct insurer. Effective as of March 1, 2006, the Company extended the NBCR Coverage to March 1, 2007, excluding the Company’s Value-Added Fund properties. Effective as of March 1, 2006, the per occurrence limit for NBCR Coverage was decreased from $1 billion to $800 million. Under TRIA, after the payment of the required deductible and coinsurance the NBCR Coverage is backstopped

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” Under the TRIA Extension Act (a) the program trigger is $5 million through March 31, 2006, $50 million from April 1, 2006 through December 31, 2006 and $100 million from January 1, 2007 through December 31, 2007 and (b) the coinsurance is 10% through December 31, 2006 and 15% through December 31, 2007. The Company may elect to terminate the NBCR Coverage when the program trigger increases on January 1, 2007, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

The Company also currently carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that the Company believes are commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, the Company currently carries earthquake insurance which covers its San Francisco region with a $120 million per occurrence limit and a $120 million aggregate limit, $20 million of which is provided by IXP, LLC, as a direct insurer. The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. As a result of increased costs of coverage and limited availability, the amount of third-party earthquake insurance that the Company may be able to purchase on commercially reasonable terms may be reduced. In addition, the Company may discontinue earthquake insurance on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.

In January 2002, the Company formed a wholly-owned taxable REIT subsidiary, IXP, Inc., to act as a captive insurance company and be one of the elements of the Company’s overall insurance program. On September 27, 2006, IXP, Inc. was merged into IXP, LLC, a wholly owned subsidiary of the Company, and all insurance policies issued by IXP, Inc. were cancelled and reissued by IXP, LLC. The term “IXP” refers to IXP, Inc. for the period prior to September 27, 2006 and to IXP, LLC for the period on and subsequent to September 27, 2006. IXP acts as a direct insurer with respect to a portion of the Company’s earthquake insurance coverage for its Greater San Francisco properties and the Company’s NBCR Coverage for “certified acts of terrorism” under TRIA. Insofar as the Company owns IXP, it is responsible for its liquidity and capital resources, and the accounts of IXP are part of the Company’s consolidated financial statements. In particular, if a loss occurs which is covered by the Company’s NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. If the Company experiences a loss and IXP is required to pay under its insurance policy, the Company would ultimately record the loss to the extent of IXP’s required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

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

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Minority Interests

Minority interests relate to the interest in the Operating Partnership not owned by the Company and interests in property partnerships not wholly-owned by the Company. As of September 30, 2006, the minority interest in the Operating Partnership consisted of 21,036,637 OP Units, 519,000 LTIP Units and 1,739,066 Series Two Preferred Units (or 2,282,240 OP Units on an as converted basis) held by parties other than the Company.

The minority interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $12.3 million and $18.0 million at September 30, 2006 and December 31, 2005, respectively, are included in Minority Interests on the accompanying Consolidated Balance Sheets.

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

The Preferred Units at September 30, 2006 consist solely of 1,739,066 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) an increasing rate, ranging from 5.00% to 7.00% per annum (7.00% for the three months ended September 30, 2006 and 2005) on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (or 1.312336 OP Units for each Preferred Unit). Distributions to holders of Preferred Units are recognized on a straight-line basis that approximates the effective interest method.

During the nine months ended September 30, 2006, 1,962,268 Series Two Preferred Units of the Operating Partnership were converted by the holders into 2,575,153 OP Units.

During the nine months ended September 30, 2006, 2,916,238 OP Units were presented by the holders for redemption and were redeemed by the Company in exchange for an equal number of shares of Common Stock. The aggregate book value of the OP Units that were redeemed, as measured for each OP Unit on the date of its redemption, was approximately $80.1 million. The difference between the aggregate book value and the purchase price of these OP Units was approximately $181.8 million, which increased the recorded value of the Company’s net assets.

On January 30, 2006, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit to holders of record as of the close of business on December 30, 2005. On April 28, 2006, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit to holders of record as of the close of business on March 31, 2006. On July 31, 2006, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit to holders of record as of the close of business on June 30, 2006.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 15, 2006, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $4.17323 per unit, which amount included the impact of the special cash distribution on the OP Units and LTIP Units declared by Boston Properties, Inc., as general partner of the Operating Partnership, in July 2005 and paid on October 31, 2005. On May 15, 2006, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.89239 per unit. On August 15, 2006, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.89239 per unit.

On September 18, 2006, Boston Properties, Inc., as general partner of the Operating Partnership, declared a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit payable on October 31, 2006 to holders of record as of the close of business on September 29, 2006.

10. Stockholders’ Equity

As of September 30, 2006, the Company had 116,597,035 shares of Common Stock outstanding.

During the nine months ended September 30, 2006, the Company issued 2,916,238 shares of its Common Stock in connection with the redemption of an equal number of OP Units.

During the nine months ended September 30, 2006, the Company issued 1,130,235 shares of its Common Stock upon the exercise by employees of options to purchase Common Stock.

On January 30, 2006, the Company paid a dividend in the amount of $0.68 per share of Common Stock to shareholders of record as of the close of business on December 30, 2005. On April 28, 2006, the Company paid a dividend in the amount of $0.68 per share of Common Stock to shareholders of record as of the close of business on March 31, 2006. On July 31, 2006, the Company paid a dividend in the amount of $0.68 per share of Common Stock to shareholders of record as of the close of business on June 30, 2006.

On September 18, 2006, the Company’s Board of Directors declared a dividend in the amount of $0.68 per share of Common Stock payable on October 31, 2006 to shareholders of record as of the close of business on September 29, 2006.

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

During the nine months ended September 30, 2006, the Company sold 280 Park Avenue, a Class A office property totaling approximately 1,179,000 net rentable square feet located in midtown Manhattan. As of September 30, 2006 there were no properties categorized as “held for sale.”

During the year ended December 31, 2005, the Company sold the following operating properties:

•	Old Federal Reserve, a Class A office property totaling approximately 150,000 net rentable square feet located in San Francisco, California;

•	100 East Pratt Street, a Class A office property totaling approximately 639,000 net rentable square feet located in Baltimore, Maryland;

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Due to the Company’s continuing involvement in the management, for a fee, of 280 Park Avenue through an agreement with the buyer and other financial obligations to the buyer as discussed in Note 3, 280 Park Avenue has not been categorized as discontinued operations for the three and nine months ended September 30, 2006 and 2005 in the accompanying Consolidated Statements of Operations. Due to the Company’s continuing involvement in the management, for a fee, of the 100 East Pratt Street, Riverfront Plaza and Embarcadero Center West Tower properties through agreements with the buyers, these properties are not categorized as discontinued operations for the three and nine months ended September 30, 2005 in the accompanying Consolidated Statements of Operations. The Company has presented the other properties listed above as discontinued operations in its Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005, as applicable.

There were no properties categorized as discontinued operations for the three and nine months ended September 30, 2006. The following table summarizes income from discontinued operations (net of minority interest) and the related realized gains on sales of real estate from discontinued operations (net of minority interest) for the three and nine months ended September 30, 2005 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Total revenue	$—	$2,711	$—	$7,369
Real estate operating expenses	—	(1,631)	—	(5,210)
Depreciation and amortization	—	(190)	—	(749)
Minority interest in Operating Partnership	—	(144)	—	(230)

Income from discontinued operations (net of minority interest)	$—	$746	$—	$1,180

Realized gains on sales of real estate	$—	$—	$—	$10,141
Minority interest in Operating Partnership	—	—	—	(1,744)

Realized gains on sales of real estate (net of minority interest)	$—	$—	$—	$8,397

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

12. Earnings Per Share

Earnings per share (“EPS”) has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net income and the number of common shares used in the computation of basic EPS, which is calculated by dividing net income available to common shareholders by the weighted-

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average number of common shares outstanding during the period. During 2004, the Company adopted EITF 03-6 “Participating Securities and the Two-Class Method under FASB 128” (“EITF 03-6”), which provides further guidance on the definition of participating securities. Pursuant to EITF 03-6, the Operating Partnership’s Series Two Preferred Units, which are reflected as Minority Interests in the Company’s Consolidated Balance Sheets, are considered participating securities and are included in the computation of basic and diluted earnings per share of the Company if the effect of applying the if-converted method is dilutive. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Operating Partnership, as well as Common Stock of the Company. Accordingly, for the reporting periods in which the Operating Partnership’s net income is in excess of distributions paid on the OP Units, LTIP Units and Series Two Preferred Units, such income is allocated to the OP Units, LTIP Units and Series Two Preferred Units in proportion to their respective interests and the impact is included in the Company’s consolidated basic and diluted earnings per share computation due to its holding of the Operating Partnership’s securities. For the three and nine months ended September 30, 2006, approximately $0.7 million and $17.0 million, respectively, were allocated to the Series Two Preferred Units in excess of distributions paid during the reporting period and are included in the Company’s computation of basic and diluted earnings per share. There were no amounts required to be allocated to the Series Two Preferred Units for the three and nine months ended September 30, 2005. Other potentially dilutive common shares, including stock options, restricted stock and other securities of the Operating Partnership that are exchangeable for the Company’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	For the three months ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before allocation of undistributed earnings of Series Two Preferred Units	$107,962	115,432	$0.94
Allocation of undistributed earnings of Series Two Preferred Units	(652)	—	(0.01)

Net income available to common shareholders	107,310	115,432	0.93
Effect of Dilutive Securities:
Stock Based Compensation	—	2,296	(0.02)
Diluted Earnings:

Net income	$107,310	117,728	$0.91

	For the three months ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations	$56,805	111,776	$0.51
Discontinued operations, net of minority interest	746	—	0.00

Net income available to common shareholders	57,551	111,776	0.51
Effect of Dilutive Securities:
Stock Based Compensation	—	2,314	(0.01)
Diluted Earnings:

Net income	$57,551	114,090	$0.50

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the nine months ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before allocation of undistributed earnings of Series Two Preferred Units	$800,993	113,989	$7.03
Allocation of undistributed earnings of Series Two Preferred Units	(16,959)	—	(0.15)

Net income available to common shareholders	784,034	113,989	6.88
Effect of Dilutive Securities:
Stock Based Compensation	—	2,376	(0.14)
Diluted Earnings:

Net income	$784,034	116,365	$6.74

	For the nine months ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations	$274,824	110,915	$2.48
Discontinued operations, net of minority interest	9,577	—	0.08

Net income available to common shareholders	284,401	110,915	2.56
Effect of Dilutive Securities:
Stock Based Compensation	—	2,280	(0.05)
Diluted Earnings:

Net income	$284,401	113,195	$2.51

13. Stock Option and Incentive Plan

During the nine months ended September 30, 2006, the Company issued 9,182 shares of restricted stock and 145,726 LTIP Units under the stock option and incentive plan. The shares of restricted stock were valued at approximately $0.8 million ($89.03 per share weighted-average). The LTIP Units were valued at approximately $11.0 million ($75.29 per unit fair value) using an option pricing model in accordance with the provisions of SFAS No. 123R. The per unit fair value of each LTIP Unit granted was estimated on the date of grant using the following assumptions; an expected life of 6.5 years, a risk-free interest rate of 4.97% and an expected price volatility of 17.84%. The aggregate value of the LTIP Units is not included in Unearned Compensation within Stockholders’ Equity because they are securities issued by the Operating Partnership and have been included in Minority Interests in the Consolidated Balance Sheets. Employees vest in restricted stock and LTIP Units over a five-year term. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted, as adjusted for forfeitures and the price of the Company’s common stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Dividends paid on both vested and unvested shares of restricted stock and LTIP Units are charged directly to Earnings in Excess of Dividends in the Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock and LTIP Units was approximately $1.8 million and $1.5 million for the three months ended September 30, 2006 and 2005, respectively, and $5.9 million and $5.2 million for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, there was $21.2 million of unrecognized compensation cost related to unvested restricted stock and LTIP Units that is expected to be recognized over a weighted-average period of approximately 3.3 years.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Segment Information

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Greater Boston, Greater Washington, D.C., Midtown Manhattan, Greater San Francisco and Princeton, NJ. Segments by property type include: Class A Office, Office/Technical and Hotels.

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

Information by geographic area and property type:

Three months ended September 30, 2006 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$78,874	$56,449	$123,692	$47,865	$16,084	$322,964
Office/Technical	6,518	3,937	—	—	—	10,455
Hotels	19,847	—	—	—	—	19,847

Total	105,239	60,386	123,692	47,865	16,084	353,266

% of Total	29.80%	17.09%	35.01%	13.55%	4.55%	100.00%
Real Estate Operating Expenses:
Class A	31,502	15,185	36,744	18,776	7,205	109,412
Office/Technical	1,426	756	—	—	—	2,182
Hotels	13,899	—	—	—	—	13,899

Total	46,827	15,941	36,744	18,776	7,205	125,493

% of Total	37.32%	12.70%	29.28%	14.96%	5.74%	100.00%

Net Operating Income	$58,412	$44,445	$86,948	$29,089	$8,879	$227,773

% of Total	25.65%	19.51%	38.17%	12.77%	3.90%	100.00%

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three months ended September 30, 2005 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$73,221	$51,381	$135,490	$49,395	$16,646	$326,133
Office/Technical	2,026	3,817	—	—	—	5,843
Hotels	17,453	—	—	—	—	17,453

Total	92,700	55,198	135,490	49,395	16,646	349,429

% of Total	26.53%	15.80%	38.77%	14.14%	4.76%	100.00%
Real Estate Operating Expenses:
Class A	26,380	13,447	44,096	18,970	7,010	109,903
Office/Technical	429	780	—	—	—	1,209
Hotels	12,260	—	—	—	—	12,260

Total	39,069	14,227	44,096	18,970	7,010	123,372

% of Total	31.67%	11.53%	35.74%	15.38%	5.68%	100.00%

Net Operating Income	$53,631	$40,971	$91,394	$30,425	$9,636	$226,057

% of Total	23.73%	18.12%	40.43%	13.46%	4.26%	100.00%

Nine months ended September 30, 2006 (dollars in thousands):
	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$231,715	$165,219	$391,424	$139,361	$48,658	$976,377
Office/Technical	19,799	11,543	—	—	—	31,342
Hotels	51,864	—	—	—	—	51,864

Total	303,378	176,762	391,424	139,361	48,658	1,059,583

% of Total	28.64%	16.68%	36.94%	13.15%	4.59%	100.00%
Real Estate Operating Expenses:
Class A	90,072	44,145	119,755	52,930	21,207	328,109
Office/Technical	4,060	2,271	—	—	—	6,331
Hotels	38,146	—	—	—	—	38,146

Total	132,278	46,416	119,755	52,930	21,207	372,586

% of Total	35.50%	12.46%	32.14%	14.21%	5.69%	100.00%

Net Operating Income	$171,100	$130,346	$271,669	$86,431	$27,451	$686,997

% of Total	24.91%	18.97%	39.54%	12.58%	4.00%	100.00%

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine months ended September 30, 2005 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$220,325	$171,120	$393,657	$149,011	$49,580	$983,693
Office/Technical	6,384	11,225	—	—	—	17,609
Hotels	47,115	—	—	—	—	47,115

Total	273,824	182,345	393,657	149,011	49,580	1,048,417

% of Total	26.12%	17.39%	37.55%	14.21%	4.73%	100.00%
Real Estate Operating Expenses:
Class A	79,305	45,258	122,341	54,687	20,725	322,316
Office/Technical	1,416	2,319	—	—	—	3,735
Hotels	35,564	—	—	—	—	35,564

Total	116,285	47,577	122,341	54,687	20,725	361,615

% of Total	32.16%	13.16%	33.83%	15.12%	5.73%	100.00%

Net Operating Income	$157,539	$134,768	$271,316	$94,324	$28,855	$686,802

% of Total	22.95%	19.62%	39.50%	13.73%	4.20%	100.00%

The following is a reconciliation of net operating income to net income available to common shareholders:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net operating income	$227,773	$226,057	$686,997	$686,802
Add:
Development and management services income	4,558	4,923	14,164	13,596
Interest and other income	14,636	4,742	25,166	9,289
Minority interest in property partnership	—	1,527	2,013	4,651
Income from unconsolidated joint ventures	20,200	1,117	23,167	3,299
Gains on sales of real estate, net of minority interest	17,889	—	604,200	103,384
Income from discontinued operations, net of minority interest	—	746	—	1,180
Gains on sales of real estate from discontinued operations, net of minority interest	—	—	—	8,397
Less:
General and administrative expense	(12,739)	(13,270)	(43,177)	(42,335)
Interest expense	(73,571)	(75,700)	(226,837)	(233,287)
Depreciation and amortization expense	(71,548)	(65,717)	(206,307)	(200,539)
Losses from early extinguishments of debt	(208)	—	(32,132)	(12,896)
Minority interest in Operating Partnership	(19,028)	(26,874)	(46,261)	(57,140)

Net income available to common shareholders	$107,962	$57,551	$800,993	$284,401

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires the quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as the “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 is effective for financial statements for fiscal years ending after November 15, 2006. The Company does not expect that SAB 108 will have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

16. Subsequent Events

On October 2, 2006, the Company used available cash to repay the mortgage loan collateralized by its Embarcadero Center Three property located in San Francisco, California totaling approximately $133.4 million. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 6.40% per annum and was scheduled to mature on January 1, 2007.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 25, 2006, the Company executed a contract to acquire Four and Five Cambridge Center, consisting of two Class A office properties totaling approximately 436,000 net rentable square feet and the Cambridge Center East Garage consisting of structured parking for approximately 840 vehicles containing approximately 300,000 square feet located in Cambridge, Massachusetts, for approximately $186.0 million. The Company has made a non-refundable deposit of $25.0 million. The acquisition is subject to the satisfaction of customary closing conditions and, although there can be no assurances that the acquisition will be consummated, the Company expects that the closing will occur by the end of the fourth quarter of 2006.

On October 27, 2006, the Company acquired a parcel of land located in Waltham, Massachusetts for a purchase price of approximately $5.6 million.

BOSTON PROPERTIES, INC.

ITEM 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms “we,” “us,” “our” and the “Company” refer to Boston Properties, Inc., a Delaware corporation organized in 1997, individually or together with its subsidiaries, including Boston Properties Limited Partnership, a Delaware limited partnership, and our predecessors.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “result,” “should,” “will” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected by the forward-looking statements. We caution you that while forward-looking statements reflect our good-faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

•	failure to manage effectively our growth and expansion into new markets and sub-markets or to integrate acquisitions and developments successfully;

•	risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

•	risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments, including the risk associated with interest rates impacting the cost and/or availability of financing;

•	risks associated with forward interest rate contracts and the effectiveness of such arrangements;

•	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

•	risks associated with actual or threatened terrorist attacks;

•	risks associated with the impact on our insurance program if TRIA, which expires on December 31, 2007, is not extended or is extended on different terms;

•	costs of compliance with the Americans with Disabilities Act and other similar laws;

•	potential liability for uninsured losses and environmental contamination;

•	risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended;

BOSTON PROPERTIES, INC.

•	possible adverse changes in tax and environmental laws;

•	risks associated with possible state and local tax audits;

•	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

•	the other risk factors identified in our most recently filed Annual Report on Form 10-K, including those described under the caption “Risk Factors.”

The risks set forth above are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can it assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our most recent Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for future periods and Current Reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise, for a discussion of risks and uncertainties that may cause actual results performance or achievements to differ materially from those expressed or implied by forward-looking statements. We expressly disclaim any responsibility to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.

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

The office markets in which we operate continued to show dramatic improvement over the past twelve months, with the pace of rental rate growth and the demand for high-quality space continuing to accelerate. We continue to experience strong market rental rate growth in midtown Manhattan, San Francisco, Washington, D.C. and the Boston suburbs. We expect this trend to continue, but its impact on our rental revenues will be felt gradually given the modest amount of 2006 and 2007 lease expirations. Moreover, some of the leases that expire in 2006 and 2007 reflect the high rents achieved in the late 1990s and early 2000s, and therefore we will experience some roll down in near-term rents in our portfolio despite the positive overall trends in our markets.

As we look forward into 2007 and 2008, we will be working with a smaller operating portfolio than in prior years and we will be concentrating on a growing development pipeline. Given current market conditions, we generally believe that the returns we can generate from developments will be significantly greater than those we can expect to realize from acquisitions. As a result, we will continue to focus significant energy and capital on our current and future development pipeline. We are also considering alternative uses (i.e., non-office) for some of our land holdings and may participate in or undertake alternative development projects. During 2006, we started more than $300 million of developments and in 2007 we anticipate starting at least $600 million of developments.

BOSTON PROPERTIES, INC.

Our core strategy has always been to operate in supply constrained markets, so combining strong demand, increasing replacement costs and scarcity of supply, we expect our assets to continue to appreciate over time, especially when existing rents on space rolling over in the relatively near term are below market. Many individuals and institutions have recognized these same conditions which have translated into a supply of capital that continues to compete to own commercial real estate assets. We remain concerned that making significant acquisitions at today’s pricing levels could reduce our ability to enhance our long-term earnings growth rate, so we have chosen the path of selectively selling assets, reducing the overall size of the portfolio and focusing our more substantial investments on new development opportunities. Through November 9, 2006, we have sold $1.26 billion of assets, compared with $838 million during all of 2005.

We believe the sale of 280 Park Avenue in June 2006 is evidence of a trend that sees allocators of capital continuing to place premiums on high-quality, well-located office buildings resulting in lower capitalization rates and higher prices per square foot. As an owner of these types of assets, we are pleased with higher valuations, and we intend to continue to explore the selective sale of some of our assets (including large core assets) to realize some of this value. Unfortunately, the same market conditions that are leading to record valuations for Class A office buildings and that make significant asset sales attractive to us are also continuing to make it more difficult for us to acquire assets at what we believe to be attractive rates of return. However, we have acquired and intend to pursue the acquisition of assets at attractive initial rates of return, below replacement cost or where the existing leases demonstrate potential for long-term returns consistent with our underwriting philosophy.

The highlights of the three months ended September 30, 2006 included the following:

•	On July 22, 2006, we placed in-service our Capital Gallery expansion project, consisting of a ten-story addition totaling approximately 319,000 net rentable square feet of Class A office space located in Washington, D.C. We have leased 97% of the space.

•	On August 1, 2006, we used available cash to repay the construction financing and permanent financing totaling approximately $34.0 million and $49.7 million, respectively, collateralized by the Capital Gallery property in Washington, D.C. The construction financing bore interest at a variable rate equal to LIBOR plus 1.65% per annum and was scheduled to mature in February 2008. The permanent financing bore interest at a fixed rate equal to 8.24% per annum and was scheduled to mature on August 15, 2006.

•	On August 3, 2006, we amended and restated our $605.0 million Unsecured Line of Credit by extending the maturity date from October 30, 2007 to August 3, 2010, with a provision for a one-year extension at our option, subject to certain conditions, and by reducing the per annum variable interest rate on outstanding balances from Eurodollar plus 0.65% to Eurodollar plus 0.55% per annum. A facility fee equal to 15 basis points per annum is payable in quarterly installments.

•	On August 10, 2006, we acquired 3200 Zanker Road, a Class A Office property with approximately 544,000 net rentable square feet located in San Jose, California, at a purchase price of approximately $126.0 million. The acquisition was financed with available cash. 3200 Zanker Road is currently 100% leased with an average rental rate that is below market.

•	On August 31, 2006, our Value-Added Fund acquired One and Two Circle Star Way, a 208,000 net rentable square foot office complex located in San Carlos, California, at a purchase price of approximately $63.5 million. The acquisition was financed with new mortgage indebtedness totaling $42.0 million and approximately $21.5 million in cash, of which our share was approximately $5.4 million. The mortgage financing requires interest-only payments at a fixed interest rate of 6.57% per annum and matures in September 2013. Our Value-Added Fund has total equity commitments of $140 million, of which $47.4 million has been funded. Our share of the equity contributed to date is approximately $11.8 million. The investment period expired on October 25, 2006 and we are discussing with our partners whether to extend the investment period.

BOSTON PROPERTIES, INC.

•	On September 1, 2006, we used available cash to repay the mortgage loan collateralized by our Montvale Center property located in Gaithersburg, Maryland totaling approximately $6.6 million. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 8.59% per annum and was scheduled to mature on December 1, 2006.

•	On September 15, 2006, a joint venture in which we have a 35% interest sold 265 Franklin Street, a Class A office property with approximately 347,000 net rentable square feet located in Boston, Massachusetts, at a sale price of approximately $170.0 million. Net cash proceeds totaled approximately $108.3 million, of which our share was approximately $37.9 million, after the repayment of mortgage indebtedness of approximately $60.8 million and unfunded tenant obligations and other closing costs of approximately $0.9 million.

•	On September 18, 2006, we commenced construction of 77 Fourth Avenue, a Class A office project with approximately 210,000 net rentable square feet, located in Waltham, Massachusetts. We have not pre-leased any of the space and expect the development to be available for occupancy in the first quarter of 2008.

•	During the three months ended September 30, 2006, we signed new qualifying leases for 26,681 net rentable square feet of our 74,340 net rentable square foot master lease obligation related to the sale of 280 Park Avenue resulting in the recognition of approximately $17.6 million (net of minority interest share of approximately $3.3 million) of additional gain on sale of real estate. We had deferred approximately $67.3 million of the gain on sale of 280 Park Avenue, which amount represented the maximum obligation under the master lease. As of September 30, 2006, the master lease obligation totaled approximately $46.4 million.

Transactions completed subsequent to September 30, 2006:

•	On October 2, 2006, we used available cash to repay the mortgage loan collateralized by our Embarcadero Center Three property located in San Francisco, California totaling approximately $133.4 million. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 6.40% per annum and was scheduled to mature on January 1, 2007.

•	On October 25, 2006, we executed a contract to acquire Four and Five Cambridge Center, consisting of two Class A office properties totaling approximately 436,000 net rentable square feet and the Cambridge Center East Garage consisting of structured parking for approximately 840 vehicles containing approximately 300,000 square feet located in Cambridge, Massachusetts, for approximately $186.0 million. We have made a non-refundable deposit of $25.0 million. The acquisition is subject to the satisfaction of customary closing conditions and, although there can be no assurances that the acquisition will be consummated, we expect that the closing will occur by the end of the fourth quarter of 2006.

•	On October 27, 2006, we acquired a parcel of land located in Waltham, Massachusetts for a purchase price of approximately $5.6 million.

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

BOSTON PROPERTIES, INC.

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

Real Estate

Upon acquisitions of real estate, we assess the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, “above-” and “below-market” leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and allocate the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings at replacement cost. We assess and consider fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals. Based on our acquisitions to date, our allocation to customer relationship intangible assets has been immaterial.

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

BOSTON PROPERTIES, INC.

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

BOSTON PROPERTIES, INC.

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

If our estimates of collectibility differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases was approximately 8 years as of September 30, 2006. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and frequent monitoring of our portfolio to identify potential problem tenants.

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

BOSTON PROPERTIES, INC.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the three and nine months ended September 30, 2006 and 2005.

At September 30, 2006 and September 30, 2005, we owned or had interests in a portfolio of 128 and 123 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the three and nine months ended September 30, 2006 and 2005 show separately the changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the Total Property Portfolio.

In our analysis of operating results, particularly to make comparisons of net operating income between periods meaningful, it is important to provide information for properties that were in-service and owned by us

BOSTON PROPERTIES, INC.

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

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 111 properties totaling approximately 28.0 million net rentable square feet of space (excluding approximately 9.7 million square feet of structured parking for approximately 31,709 vehicles). The Same Property Portfolio includes two hotel properties, properties acquired or placed in-service on or prior to January 1, 2005 and owned through September 30, 2006. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after January 1, 2005 or disposed of on or prior to September 30, 2006. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the nine months ended September 30, 2006 and 2005 with respect to the properties which were acquired, placed in-service, repositioned or sold.

During July 2006, we placed-in-service our Capital Gallery expansion project, consisting of a ten-story addition totaling approximately 319,000 net rentable square feet of Class A office space located in Washington, D.C. The project entailed removing a three-story, low-rise section of the property from in-service status and developing it into a ten-story office building resulting in a total complex size of approximately 615,000 net rentable square feet. In April 2006, tenants began to take initial occupancy. This property is included in Properties Repositioned for the nine months ended September 30, 2006 and September 30, 2005.

BOSTON PROPERTIES, INC.

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue:
Rental Revenue	$930,452	$901,473	$28,979	3.21%	$32,357	$82,499	$8,206	$—	$16,788	$—	$14,012	$9,888	$1,001,815	$993,860	$7,955	0.80%
Termination Income	5,904	3,663	2,241	61.18%	—	3,779	—	—	—	—	—	—	5,904	7,442	(1,538)	(20.67%)

Total Rental Revenue	936,356	905,136	31,220	3.45%	32,357	86,278	8,206	—	16,788	—	14,012	9,888	1,007,719	1,001,302	6,417	0.64%

Real Estate Operating Expenses	310,540	288,373	22,167	7.69%	14,069	35,108	3,307	—	2,755	—	3,769	2,570	334,440	326,051	8,389	2.57%

Net Operating Income, excluding hotels	625,816	616,763	9,053	1.47%	18,288	51,170	4,899	—	14,033	—	10,243	7,318	673,279	675,251	(1,972)	(0.29%)

Hotel Net Operating Income (1)	13,718	11,551	2,167	18.76%	—	—	—	—	—	—	—	—	13,718	11,551	2,167	18.76%

Consolidated Net Operating Income (1)	639,534	628,314	11,220	1.79%	18,288	51,170	4,899	—	14,033	—	10,243	7,318	686,997	686,802	195	0.03%

Other Revenue:
Development and Management Services	—	—	—	—	—	—	—	—	—	—	—	—	14,164	13,596	568	4.18%
Interest and Other	—	—	—	—	—	—	—	—	—	—	—	—	25,166	9,289	15,877	170.92%

Total Other Revenue	—	—	—	—	—	—	—	—	—	—	—	—	39,330	22,885	16,445	71.86%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	—	—	43,177	42,335	842	1.99%
Interest	—	—	—	—	—	—	—	—	—	—	—	—	226,837	233,287	(6,450)	(2.76%)
Depreciation and amortization	191,968	184,825	7,143	3.86%	3,502	14,381	3,588	—	5,325	—	1,924	1,333	206,307	200,539	5,768	2.88%
Losses from early extinguishments of debt	—	—	—	—	—	—	—	—	—	—	—	—	32,132	12,896	19,236	149.16%

Total Other Expenses	191,968	184,825	7,143	3.86%	3,502	14,381	3,588	—	5,325	—	1,924	1,333	508,453	489,057	19,396	3.97%

Income before minority interests	$447,566	$443,489	$4,077	0.92%	$14,786	$36,789	$1,311	$—	$8,708	$—	$8,319	$5,985	$217,874	$220,630	(2,756)	(1.25%)
Income from unconsolidated joint ventures	$2,694	$1,290	$1,404	108.84%	$17,652	$730	($198)	$40	$3,019	$1,239	$—	$—	23,167	3,299	19,868	602.24%
Income from discontinued operations, net of minority interest	$—	$—	$—	—	$—	$1,180	$—	$—	$—	$—	$—	$—	—	1,180	(1,180)	(100.0%)
Minority interest in property partnership													2,013	4,651	(2,638)	(56.72%)
Minority interest in Operating Partnership													(46,261)	(57,140)	10,879	(19.04%)
Gains on sales of real estate, net of minority interest													604,200	103,384	500,816	484.42%
Gain on sale of real estate from discontinued operations, net of minority interest													—	8,397	(8,397)	(100.0%)

Net Income available to common shareholders													$800,993	$284,401	$516,592	181.64%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 33. Hotel Net Operating Income for the nine months ended September 30, 2006 and 2005 are comprised of Hotel Revenue of $51,864 and $47,115 less Hotel Expenses of $38,146 and $35,564, respectively per the Consolidated Income Statement.

BOSTON PROPERTIES, INC.

Rental Revenue

The increase of approximately $8.0 million in the Total Property Portfolio is comprised of increases and decreases within the five categories that comprise our Total Property Portfolio. Rental revenue from the Same Property Portfolio increased approximately $29.0 million, Properties Sold decreased approximately $50.1 million, Properties Acquired increased approximately $8.2 million, Properties Placed In-Service increased approximately $16.8 million and Properties Repositioned increased approximately $4.1 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Rental revenue from the Same Property Portfolio increased approximately $29.0 million for the nine months ended September 30, 2006 compared to 2005. Included in the Same Property Portfolio rental revenue is an overall increase in base rental revenue of approximately $32.2 million, offset by a decrease of approximately $18.8 million in straight-line rents, primarily due to the reduction of free rent at Times Square Tower during the prior year. Approximately $14.7 million of the increase from the Same Property Portfolio was due to an increase in recoveries from tenants which correlates with the increase in operating expenses. Approximately $0.9 million of the increase from the Same Property Portfolio was due to an increase in parking and other income. Strong market rental rate growth throughout our markets continues to be led by midtown Manhattan. Rents continued to grow in areas of Massachusetts and Silicon Valley California at rates in excess of 10% annually. Washington, D.C. and northern Virginia continued to see increases at a more measured pace. With relatively little roll-over in the remainder of 2006 and much of the related rent commencement deferred into 2007 for much of our currently vacant space, we do not expect more than a modest increase in the Same Property Portfolio rental revenue during the remainder of 2006.

The increase in rental revenue from Properties Placed In-Service relates to placing in-service our Seven Cambridge Center development project in the first quarter of 2006 and 12290 Sunrise Valley in the second quarter of 2006. Rental revenue from Properties Placed In-Service increased approximately $16.8 million, as detailed below:

		Rental Revenue for the nine months ended September 30
Property	Date Placed In-Service	2006	2005	Change
		(in thousands)
Seven Cambridge Center	First Quarter, 2006	$14,068	$—	$14,068
12290 Sunrise Valley	Second Quarter, 2006	2,720	—	2,720

Total		$16,788	$—	$16,788

The acquisition of Prospect Place on December 30, 2005, 303 Almaden Boulevard on June 30, 2006 and 3200 Zanker Road on August 10, 2006 increased revenue from Properties Acquired by approximately $8.2 million for the nine months ended September 30, 2006 as detailed below:

		Rental Revenue for the nine months ended September 30
Property	Date Acquired	2006	2005	Change
		(in thousands)
Prospect Place	December 30, 2005	$5,323	$—	$5,323
303 Almaden Avenue	June 30, 2006	1,602	—	1,602
3200 Zanker Road	August 10, 2006	1,281	—	1,281

Total		$8,206	$—	8,206

Rental revenue from Properties Repositioned for the nine months ended September 30, 2006 increased approximately $4.1 million over the nine months ended September 30, 2005. Our Capital Gallery expansion project is included in Properties Repositioned for the nine months ended September 30, 2006 and September 30, 2005. In April 2006, tenants began to take occupancy and we placed our Capital Gallery expansion project in-service in July 2006.

BOSTON PROPERTIES, INC.

The aggregate increase in rental revenue was offset by the sales of 280 Park Avenue in June 2006 and Embarcadero Center West Tower, Riverfront Plaza and 100 East Pratt Street during 2005. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property. Rental Revenue from Properties Sold decreased by approximately $50.1 million, as detailed below:

		Rental Revenue for the nine months ended September 30
Property	Date Sold	2006	2005	Change
		(in thousands)
280 Park Avenue	June 6, 2006	$32,357	$53,627	($21,270)
Riverfront Plaza	May 16, 2005	—	8,684	(8,684)
100 East Pratt Street	May 12, 2005	—	8,430	(8,430)
Embarcadero Center West Tower	December 14, 2005	—	11,758	(11,758)

Total		$32,357	$82,499	($50,142)

Termination Income

Termination income for the nine months ended September 30, 2006 was related to fifteen tenants across the Total Property Portfolio that terminated their leases, and we recognized termination income totaling approximately $5.9 million. This compared to termination income of $7.4 million for the nine months ended September 30, 2005 related to seventeen tenants. We currently anticipate realizing approximately $2.7 million in termination income in the fourth quarter of 2006.

Real Estate Operating Expenses

The $8.4 million increase in property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property Portfolio is comprised of increases and decreases within five categories that comprise our Total Property Portfolio. Operating expenses for the Same Property Portfolio increased approximately $22.2 million, Properties Sold decreased approximately $21.0 million, Properties Acquired increased approximately $3.3 million, Properties Placed In-Service increased approximately $2.8 million and Properties Repositioned increased approximately $1.1 million.

Operating expenses from the Same Property Portfolio increased approximately $22.2 million for the nine months ended September 30, 2006 compared to 2005. Included in Same Property Portfolio operating expenses is an increase in utility expenses of approximately $8.3 million, which represents an increase of approximately 15% over the prior year to date. In addition, real estate taxes increased approximately $7.0 million due to increased real estate tax assessments, with more than half of this increase specifically attributed to properties located in New York City. The remaining $7.4 million increase in the Same Property Portfolio operating expenses is related to an increase in repairs and maintenance.

The acquisitions of Prospect Place on December 30, 2005, 303 Almaden Boulevard on June 30, 2006 and 3200 Zanker Road on August 10, 2006 increased operating expenses from Properties Acquired by approximately $3.3 million for the nine months ended September 30, 2006 as detailed below:

		Real estate operating expenses for the nine months ended September 30
Property	Date Acquired	2006	2005	Change
		(in thousands)
Prospect Place	December 30, 2005	$2,636	$—	$2,636
303 Almaden Avenue	June 30, 2006	625	—	625
3200 Zanker Road	August 10, 2006	46	—	46

Total		$3,307	$—	$3,307

BOSTON PROPERTIES, INC.

The increase in operating expenses from Properties Placed In-Service relates to placing in-service our Seven Cambridge Center development project in the first quarter of 2006 and 12290 Sunrise Valley in the second quarter of 2006. Operating expenses from Properties Placed In-Service increased approximately $2.8 million, as detailed below:

		Real estate operating expenses for the nine months ended September 30
Property	Date Placed In-Service	2006	2005	Change
		(in thousands)
Seven Cambridge Center	First Quarter, 2006	$2,519	$—	$2,519
12290 Sunrise Valley	Second Quarter, 2006	236	—	236

Total		$2,755	$—	$2,755

Operating expenses from Properties Repositioned for the nine months ended September 30, 2006 increased approximately $1.1 million over the nine months ended September 30, 2005. Our Capital Gallery expansion project is included in Properties Repositioned for the nine months ended September 30, 2006 and September 30, 2005. In April 2006, tenants began to take occupancy and during July 2006, we placed our Capital Gallery expansion project in-service.

A decrease of approximately $21.0 million in the Total Property Portfolio operating expenses was due to the sales of 280 Park Avenue in June 2006 and Embarcadero Center West Tower, 100 East Pratt Street and Riverfront Plaza in 2005, as detailed below:

		Real estate operating expenses for the nine months ended September 30
Property	Date Sold	2006	2005	Change
		(in thousands)
280 Park Avenue	June 6, 2006	$14,069	$24,160	($10,091)
100 East Pratt Street	May 12, 2005	—	2,976	(2,976)
Riverfront Plaza	May 16, 2005	—	2,851	(2,851)
Embarcadero Center West Tower	December 14, 2005	—	5,121	(5,121)

Total		$14,069	$35,108	($21,039)

We continue to review and monitor the impact of rising insurance and energy costs, as well as other factors, on our operating budgets for fiscal year 2007. Because some operating expenses are not recoverable from tenants, an increase in operating expenses due to one or more of the foregoing factors could have an adverse effect on our results of operations.

Hotel Net Operating Income

Net operating income for the hotel properties increased approximately $2.2 million, an 18.76% increase for the nine months ended September 30, 2006 as compared to 2005. For the nine months ended September 30, 2005 the operations of the Residence Inn by Marriott® has been included as part of discontinued operations due to its sale on November 4, 2005. We expect the hotels to contribute approximately $7.2 million to net operating income for the quarter ending December 31, 2006 and an increase in net operating income from hotels in 2007.

The following reflects our occupancy and rate information for our hotel properties for the nine months ended September 30, 2006 and 2005:

	2006	2005	Percentage Change
Occupancy	79.6%	79.0%	0.8%
Average daily rate	$213.46	$190.38	12.1%
Revenue per available room, REVPAR	$171.37	$151.17	13.4%

BOSTON PROPERTIES, INC.

Development and Management Services

Development and Management Services income increased approximately $0.6 million for the nine months ended September 30, 2006 compared to 2005. Management Service income has increased approximately $1.4 million due to maintaining management contracts following the sales of 100 East Pratt Street, Riverfront Plaza and Embarcadero Center West Tower in 2005, as well as the sale of 280 Park Avenue on June 6, 2006. An increase of approximately $1.3 million related to tenant improvement construction management fees earned, the majority of which was in San Francisco. These increases were offset by a decrease in development income of approximately $2.1 million due to the completion of third-party development projects at 901 New York Avenue in 2005 and the National Institute of Health in Washington, D.C. in the beginning of 2006.

Interest and Other Income

Interest and other income increased by approximately $15.9 million for the nine months ended September 30, 2006 compared to 2005 as a result of higher overall interest rates and increased cash balances. During the second quarter of 2006 we issued $450 million of unsecured exchangeable senior notes.

On June 6, 2006, we completed the sale of 280 Park Avenue for net cash proceeds of approximately $875 million. We anticipate retaining the taxable gain proceeds from the sale of 280 Park Avenue until the end of January 2007, when we expect to make a special dividend in combination with our ordinary quarterly dividend. Although our Board of Directors has not yet declared the exact amount or timing of the dividend, we expect that our Board of Directors will declare a special dividend of approximately $750 million, or $5.25 per share, in December 2006, payable by the end of January 2007.

Other Expenses

General and Administrative

General and administrative expenses increased approximately $1.0 million for the nine months ended September 30, 2006 compared to 2005. An overall increase of approximately $2.8 million was attributed to bonuses and salaries for the nine months ended September 30, 2006 compared to 2005. These increases were offset by approximately $0.5 million of decreased accounting- and legal-related expenses, approximately $0.8 million related to tax savings and other overall decreases aggregating approximately $0.5 million. We anticipate our general and administrative expenses to be between $57.0 million and $58.0 million for the year 2006 and increase in 2007. A significant portion of the expected increase results from the final ramp-up on our long-term equity compensation program described below.

Commencing in 2003, we issued restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under the 1997 Stock Option and Incentive Plan as our primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of our restricted stock. Employees generally vest in restricted stock and LTIP Units over a five-year term (for awards granted prior to 2003, vesting is in equal annual installments; for those granted in 2003 and later, vesting is over a five-year term with annual vesting of 0%, 0%, 25%, 35% and 40%). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. LTIP Units that were issued in January 2005 and all subsequent LTIP Unit awards will be valued using an option pricing model in accordance with the provisions of SFAS No. 123R. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “stock-based compensation.” Stock-based compensation associated with approximately $11.4 million of restricted stock and LTIP Units granted in January 2005 and approximately $11.3 million of restricted stock and LTIP Units granted in April 2006 will be incurred ratably as such restricted stock and LTIP Units vest. To the extent we continue to grant restricted stock and/or LTIP Unit awards, our expense will continue to increase

BOSTON PROPERTIES, INC.

significantly until early 2008 even if there are no future increases in the aggregate value of restricted equity granted each year. This is because we expense the value of the restricted stock and LTIP Unit awards ratably over the five-year vesting period and a full run-rate will not be achieved until 2008.

Interest Expense

Interest expense for the Total Property Portfolio decreased approximately $6.5 million for the nine months ended September 30, 2006 compared to 2005. The majority of the decreases are due to (1) the repayment of outstanding mortgage debt in connection with the sales of 280 Park Avenue in June 2006, Riverfront Plaza and 100 East Pratt Street in the second quarter of 2005, and Embarcadero Center West Tower in October 2005, which collectively decreased interest expense by $15.5 million and (2) the repayment of our mortgage loans collateralized by Capital Gallery, Montvale Center, 101 Carnegie Center, 191 Spring Street and 601 and 651 Gateway Boulevard, which decreased interest expense approximately $3.5 million. These decreases were offset by (1) increases of approximately $7.1 million at Times Square Tower due to increasing interest rates (5.83% on September 30, 2006 and 4.27% on September 30, 2005) and the increased principal balance due to the refinancing of the mortgage loan in June 2005, (2) an increase of approximately $7.3 million related to interest paid on the $450 million unsecured exchangeable senior notes issued in the second quarter of 2006 by our Operating Partnership at a per annum interest rate of 3.75%, and (3) a net increase of approximately $1.2 million due to the interest on the unpaid redemption price related to the redemption of the outside members’ equity interest at Citigroup Center to reflect the fair value of debt as well as the impact of placing Seven Cambridge Center into service prior to the repayment of debt. The remaining decrease is attributed to scheduled loan amortization on our outstanding debt.

We expect interest expense to decrease in 2007, taking into account approximately $227.3 million of debt repayments during 2006, debt defeasance of approximately $254.4 million at 280 Park Avenue and an increase in capitalized interest due to development projects, offset by a full year of interest on our unsecured exchangeable senior notes and the increase in interest expense from the cessation of interest capitalization related to placing new developments in service. We expect that within the next twelve months interest expenses will be reduced by approximately $0.9 million related to the forward-starting interest rate swap contracts. See Note 5 to the Consolidated Financial Statements.

At September 30, 2006, our variable rate debt consisted of our construction loan at Times Square Tower and our secured borrowings under our unsecured line of credit. The following summarizes our outstanding debt as of September 30, 2006 compared with September 30, 2005:

	September 30,
	2006	2005
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$4,033,323	$4,139,774
Variable rate	700,000	782,093

Total	$4,733,323	$4,921,867

Percent of total debt:
Fixed rate	85.21%	84.11%
Variable rate	14.79%	15.89%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.28%	6.63%
Variable rate	5.77%	4.34%

Total	6.20%	6.27%

BOSTON PROPERTIES, INC.

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $5.8 million for the nine months ended September 30, 2006 compared to 2005. The majority of the change to depreciation was due to the sales of 280 Park Avenue in June 2006 and Embarcadero Center West Tower, 100 East Pratt Street and Riverfront Plaza in 2005, which resulted in an aggregate decrease of approximately $10.9 million. This decrease was offset partially by increased depreciation of $5.3 million due to the placing in-service of our Seven Cambridge Center development project in the first quarter of 2006 and 12290 Sunrise Valley in the second quarter of 2006, approximately $3.6 million related to the acquisitions of Prospect Place on December 30, 2005, 303 Almaden Boulevard on June 30, 2006 and 3200 Zanker Road on August 10, 2006 and approximately $0.7 million related to placing Capital Gallery into service during the third quarter of 2006. Depreciation and amortization in the Same Property Portfolio increased approximately $7.1 million for the nine months ended September 30, 2006 compared to 2005.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the nine months ended September 30, 2006 and 2005 were $5.0 million and $4.6 million, respectively. These costs are not included in the general and administrative expenses discussed above. We expect capitalized wages to increase proportionally with our increased development activity into 2007 and 2008. Interest capitalized for the nine months ended September 30, 2006 and 2005 was $4.6 million and $3.3 million, respectively. These costs are not included in the interest expense referenced above.

Losses from early extinguishments of debt

For the nine months ended September 30, 2006, we repaid the construction and permanent financing collateralized by our Capital Gallery property and the construction financing collateralized by our Seven Cambridge Center property and, in connection with the sale of 280 Park Avenue, we legally defeased the mortgage indebtedness collateralized by 280 Park Avenue totaling approximately $254.4 million. In connection with the defeasance of mortgage indebtedness at 280 Park Avenue we recognized a loss from early extinguishment of debt totaling approximately $31.4 million consisting of the difference between the value of the U.S. Treasuries and the principal balance of the mortgage loan totaling approximately $28.2 million and the write-off of unamortized deferred financing costs totaling approximately $3.2 million. The construction financing at Seven Cambridge Center totaling approximately $112.5 million was repaid using approximately $7.5 million of available cash and $105.0 million drawn under our Unsecured Line of Credit. There was no prepayment penalty associated with the repayment for Seven Cambridge Center. We recognized losses from early extinguishments of debt totaling approximately $0.5 million consisting of the write-off of unamortized deferred financing costs. We repaid the construction and permanent financing at Capital Gallery totalling approximately $34.0 million and $49.7 million using available cash. We recognized losses from early extinguishment of debt totaling approximately $0.2 million comprised of a prepayment penalty and the write-off of unamortized deferred finance costs.

In connection with the sales of 100 East Pratt Street and Riverfront Plaza in May 2005, we repaid the mortgage loans collateralized by the properties totaling approximately $188 million. During the nine months ended September 30, 2005, we recognized a loss from early extinguishment of debt totaling approximately $11.0 million, consisting of prepayment fees of approximately $10.8 million and the write-off of unamortized deferred financing costs of approximately $0.2 million. We also recognized a $1.9 million loss from early extinguishment of debt, which relates to the refinancing of our Times Square Tower mortgage loan and the modification on our Unsecured Line of Credit.

BOSTON PROPERTIES, INC.

Income from Unconsolidated Joint Ventures

On September 15, 2006, a joint venture in which we have a 35% interest sold 265 Franklin Street located in Boston, Massachusetts, at a sale price of approximately $170.0 million. Net cash proceeds totaled approximately $108.3 million, of which our share was approximately $37.9 million, after the repayment of mortgage indebtedness of approximately $60.8 million and unfunded tenant obligations and other closing costs of approximately $0.9 million. The venture recognized a gain on sale of real estate of approximately $51.4 million, of which our share was approximately $18.0 million, and a loss from early extinguishment of debt of approximately $0.2 million, of which our share was $0.1 million.

Income from discontinued operations, net of minority interest

For the nine months ended September 30, 2006 there were no properties included in discontinued operations. Properties included in discontinued operations for the nine months ended September 30, 2005 consisted of 40-46 Harvard Street, the Residence Inn by Marriott® and Old Federal Reserve.

Minority interest in property partnership

Minority interest in property partnership consists of the outside equity interests in the venture that owns Citigroup Center. This venture was consolidated with our financial results because we exercised control over the entity. Due to the redemption of the minority interest holder at Citigroup Center on May 31, 2006, minority interest in property partnership will no longer reflect an allocation to the minority interest holder.

Minority interest in Operating Partnership

Minority interest in Operating Partnership decreased $10.9 million for the nine months ended September 30, 2006 compared to 2005. In connection with the special cash distribution in July 2005, holders of Series Two Preferred Units participated on an as-converted basis in connection with their regular February 2006 distribution payment as provided for in the Operating Partnership’s partnership agreement. As a result, we accrued approximately $12.1 million for the nine months ended September 30, 2005 related to the special cash distribution payable to holders of the Series Two Preferred Units and have allocated earnings to the Series Two Preferred Units of approximately $12.1 million, which amount has been reflected in minority interest in Operating Partnership for the nine months ended September 30, 2005. This decrease was offset by an increase related to the minority interest in our Operating Partnership’s income allocation related to an underlying increase in allocable income.

Gains on sales of real estate, net of minority interest

On June 6, 2006, we sold 280 Park Avenue, a 1,179,000 net rentable square foot Class A office property located in midtown Manhattan, New York, for approximately $1.2 billion. Net proceeds totaled approximately $875 million after legal defeasance of indebtedness secured by the property (consisting of approximately $254.4 million of principal indebtedness and approximately $28.2 million of related defeasance costs) and the payment of transfer taxes, brokers’ fees and other customary closing costs. We recognized a gain on sale of approximately $581.3 million (net of minority interest share of approximately $110.0 million).

Under the purchase and sale agreement, we have also agreed to provide to the buyer fixed monthly revenue support from the closing date until December 31, 2008. The aggregate amount of the revenue support payments will be approximately $22.5 million and has been recorded as a purchase price adjustment and included in Other Liabilities within our Consolidated Balance Sheet. Pursuant to the purchase and sale agreement with 280 Park Avenue, we entered into a master lease agreement with the buyer at closing. Under the master lease agreement, we have guaranteed that the buyer will receive at least a minimum amount of base rent from approximately

BOSTON PROPERTIES, INC.

74,340 square feet of space during the ten-year period following the expiration of the current leases for this space. The current leases for this space are scheduled to expire at various times between June 2006 and October 2007. The aggregate amount of base rent we have guaranteed over the entire period from 2006 to 2017 is approximately $67.3 million. During the three months ended September 30, 2006, we signed new qualifying leases for 26,681 net rentable square feet of the 74,340 net rentable square foot master lease obligation, resulting in the recognition of approximately $17.6 million (net of minority interest share of approximately $3.3 million) of additional gain on sale of real estate. As of September 30, 2006, the master lease obligation totaled approximately $46.4 million.

In January 2006, we recognized a $4.8 million gain (net of minority interest share of approximately $0.9 million) on the sale of a parcel of land at the Prudential Center located in Boston, Massachusetts which had been accounted for previously as a financing transaction. During January 2006, the transaction qualified as a sale for financial reporting purposes.

Gains on sales of real estate for the nine months ended September 30, 2005 in the Total Property Portfolio primarily relate to the sales of Riverfront Plaza and 100 East Street which are not included in discontinued operations due to our continuing involvement in the management, for a fee, of these properties after the sales. In addition, the sale of Decoverly Four and Five, consisting of two undeveloped land parcels located in Rockville, Maryland are included in gains on sales of real estate and other assets for the nine months ended September 30, 2005.

Gains on sales of real estate from discontinued operations, net of minority interest

Gains on sales of real estate from discontinued operations for the nine months ended September 30, 2005 in the Total Property Portfolio primarily relate to the sale of Old Federal Reserve.

Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 111 properties totaling approximately 28.0 million net rentable square feet of space (excluding approximately 9.7 million square feet of structured parking for approximately 31,709 vehicles). The Same Property Portfolio includes two hotel properties, properties acquired or placed in-service on or prior to July 1, 2005 and owned through September 30, 2006. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after July 1, 2005 or disposed of on or prior to September 30, 2006. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended September 30, 2006 and 2005 with respect to the properties which were acquired, placed in-service, repositioned or sold.

During July 2006, we placed-in-service our Capital Gallery expansion project, consisting of a ten-story addition totaling approximately 319,000 net rentable square feet of Class A office space located in Washington, D.C. The project entailed removing a three-story low-rise section of the property from in-service status and developing it into a ten-story office building resulting in a total complex size of approximately 615,000 net rentable square feet. In April 2006, tenants began to take initial occupancy. This property is included in Properties Repositioned for the three months ended September 30, 2006 and September 30, 2005.

BOSTON PROPERTIES, INC.

	Same Property Portfolio				Properties Sold		Properties Acquired			Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	2006	2005		2006	2005	2006	2005	2006	2005	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue:
Rental Revenue	$312,873	$303,971	$8,902	2.93%	$—	$22,600	$4,769		$—	$6,398	$—	$5,687	$3,318	$329,727	$329,889	($162)	(0.05%)
Termination Income	3,692	707	2,985	422.21%	—	1,380	—		—	—	—	—	—	3,692	2,087	1,605	76.90%

Total Rental Revenue	316,565	304,678	11,887	3.90%	—	23,980	4,769		—	6,398	—	5,687	3,318	333,419	331,976	1,443	0.43%

Real Estate Operating Expenses	107,405	99,921	7,484	7.49%	—	10,260	1,540		—	1,070	—	1,579	931	111,594	111,112	482	0.43%

Net Operating Income, excluding hotels	209,160	204,757	4,403	2.15%	—	13,720	3,229		—	5,328	—	4,108	2,387	221,825	220,864	961	0.44%

Hotel Net Operating Income (1)	5,948	5,193	755	14.54%	—	—	—		—	—	—	—	—	5,948	5,193	755	14.54%

Consolidated Net Operating Income (1)	215,108	209,950	5,158	2.46%	—	13,720	3,229		—	5,328	—	4,108	2,387	227,773	226,057	1,716	0.76%

Other Revenue:
Development and Management Services	—	—	—	—	—	—	—		—	—	—	—	—	4,558	4,923	(365)	(7.41%)
Interest and Other	—	—	—	—	—	—	—		—	—	—	—	—	14,636	4,742	9,894	208.65%

Total Other Revenue	—	—	—	—	—	—	—		—	—	—	—	—	19,194	9,665	9,529	98.59%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—		—	—	—	—	—	12,739	13,270	(531)	(4.00%)
Interest	—	—	—	—	—	—	—		—	—	—	—	—	73,571	75,700	(2,129)	(2.81%)
Depreciation and amortization	66,852	61,300	5,552	9.1%	—	3,974	1,923		—	1,983	—	790	443	71,548	65,717	5,831	8.87%
Loss from early extinguishments of debt	—	—	—	—	—	—	—		—	—	—	—	—	208	—	208	100.00%

Total Other Expenses	66,852	61,300	5,552	9.1%	—	3,974	1,923		—	1,983	—	790	443	158,066	154,687	3,379	2.18%

Income before minority interests	$148,256	$148,650	($394)	(0.27%)	$—	$9,746	$1,306	$		$3,345	$—	$3,318	$1,944	$88,901	$81,035	$7,866	9.71%
Income from unconsolidated joint ventures	$2,308	$936	$1,372	146.58%	$17,999	$176	($107)		$5	$—	$—	$—	$—	20,200	1,117	19,083	1,708.42%
Income from discontinued operations, net of minority interest	$—	$—	$—	—	$—	$746	$—		$—	$—	$—	$—	$—	—	746	(746)	(100.0%)
Minority interest in property partnership														—	1,527	(1,527)	(100.0%)
Minority interest in Operating Partnership														(19,028)	(26,874)	7,846	(29.20%)
Gains on sales of real estate, net of minority interest														17,889	—	17,889	100.0%

Net Income available to common shareholders														$107,962	$57,551	$50,411	87.59%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 33. Hotel Net Operating Income for the three months ended September 30, 2006 and 2005 are comprised of Hotel Revenue of $19,847 and $17,453 less Hotel Expenses of $13,899 and $12,260, respectively per the Consolidated Income Statement.

BOSTON PROPERTIES, INC.

Rental Revenue

The decrease of approximately $0.2 million in the Total Property Portfolio is comprised of increases and decreases within the five categories that comprise our Total Property Portfolio. Rental revenue from the Same Property Portfolio increased approximately $8.9 million, Properties Sold decreased approximately $22.6 million, Properties Acquired increased approximately $4.8 million, Properties Placed In-Service increased approximately $6.4 million and Properties Repositioned increased approximately $2.3 million.

Rental revenue from the Same Property Portfolio increased approximately $8.9 million for the three months ended September 30, 2006 compared to 2005. Included in rental revenue is an overall increase in base rental revenue of approximately $5.1 million. Approximately $4.1 million of the increase from the Same Property Portfolio was due to an increase in recoveries from tenants which correlates with the increase in operating expenses. In addition, approximately $0.2 million of the increase related to parking and other income. These increases were offset by a decrease of approximately $0.5 million related to straight line rents, primarily due to the reduction of free rent at Times Square Tower during the prior year. With relatively little roll-over in the remainder of 2006 and much of the related rent commencement deferred into 2007 for much of our currently vacant space, we do not expect more than a modest increase in the Same Property Portfolio rental revenue during the remainder of 2006.

The increase in rental revenue from Properties Placed In-Service relates to placing in-service our Seven Cambridge Center development project in the first quarter of 2006 and 12290 Sunrise Valley in the second quarter of 2006. Rental revenue from Properties Placed In-Service increased approximately $6.4 million, as detailed below:

		Rental Revenue for the three months ended September 30
Property	Date Placed In-Service	2006	2005	Change
		(in thousands)
Seven Cambridge Center	First Quarter, 2006	$4,984	$—	$4,984
12290 Sunrise Valley	Second Quarter, 2006	1,414	—	1,414

Total		$6,398	$—	$6,398

The acquisition of Prospect Place on December 30, 2005 and 303 Almaden Boulevard on June 30, 2006 and 3200 Zanker Road on August 10, 2006 increased rental revenue from Properties Acquired by approximately $4.8 million for the three months ended September 30, 2006 as detailed below:

		Rental Revenue for the three months ended September 30
Property	Date Acquired	2006	2005	Change
		(in thousands)
Prospect Place	December 30, 2005	$1,897	$—	$1,897
303 Almaden Avenue	June 30, 2006	1,590	—	1,590
3200 Zanker Road	August 10, 2006	1,282	—	1,282

Total		$4,769	$—	$4,769

Rental revenue from Properties Repositioned for the three months ended September 30, 2006 increased approximately $2.3 million over the three months ended September 30, 2005. Our Capital Gallery expansion project is included in Properties Repositioned for the three months ended September 30, 2006 and September 30, 2005. In April 2006, tenants began to take occupancy and we placed our Capital Gallery expansion project in-service in July 2006.

BOSTON PROPERTIES, INC.

The aggregate increase in rental revenue was offset by the sales of 280 Park Avenue in June 2006 and Embarcadero Center West Tower during 2005. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property. Rental Revenue from Properties Sold decreased by approximately $22.6 million, as detailed below:

		Rental Revenue for the three months ended September 30
Property	Date Sold	2006	2005	Change
		(in thousands)
280 Park Avenue	June 6, 2006	$—	$18,662	($18,662)
Embarcadero Center West Tower	December 14, 2005	—	3,938	(3,938)

Total		$—	$22,600	($22,600)

Termination Income

Termination income for the three months ended September 30, 2006 was related to six tenants across the Total Property Portfolio that terminated their leases, and we recognized termination income totaling approximately $3.7 million. This compared to termination income of $2.1 million for the three months ended September 30, 2005 related to seven tenants. We currently anticipate realizing approximately $2.7 million in termination income in the fourth quarter of 2006.

Real Estate Operating Expenses

The $0.5 million increase in property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property Portfolio is comprised of increases and decreases within five categories that comprise our Total Property Portfolio. Operating expenses for the Same Property Portfolio increased approximately $7.5 million, Properties Sold decreased approximately $10.3 million, Properties Acquired increased approximately $1.5 million, Properties Placed In-Service increased approximately $1.1 million and Properties Repositioned increased approximately $0.7 million.

Operating expenses from the Same Property Portfolio increased approximately $7.5 million for the three months ended September 30, 2006 compared to 2005. Included in Same Property Portfolio operating expenses is an increase in utility expenses of approximately $2.2 million, which represents an increase of approximately 10% over the prior year third quarter. In addition, real estate taxes increased approximately $2.7 million due to increased real estate tax assessments and the remaining $2.6 million increase in the Same Property Portfolio operating expenses is related to an increase in repairs and maintenance and other administrative property expenses.

The acquisitions of Prospect Place on December 30, 2005, 303 Almaden Boulevard on June 30, 2006 and 3200 Zanker Road on August 10, 2006 increased operating expenses from Properties Acquired by approximately $1.5 million for the three months ended September 30, 2006 as detailed below:

		Real estate operating expenses for the three months ended September 30
Property	Date Acquired	2006	2005	Change
		(in thousands)
Prospect Place	December 30, 2005	$874	$—	$874
303 Almaden Avenue	June 30, 2006	620	—	620
3200 Zanker Road	August 10, 2006	46	—	46

Total		$1,540	$—	$1,540

BOSTON PROPERTIES, INC.

The increase in operating expenses from Properties Placed In-Service relates to placing in-service our Seven Cambridge Center development project in the first quarter of 2006 and 12290 Sunrise Valley in the second quarter of 2006. Operating expenses from Properties Placed In-Service increased approximately $1.1 million, as detailed below:

		Real estate operating expenses for the three months ended September 30
Property	Date Placed In-Service	2006	2005	Change
		(in thousands)
Seven Cambridge Center	First Quarter, 2006	$952	$—	$952
12290 Sunrise Valley	Second Quarter, 2006	118	—	118

Total		$1,070	$—	$1,070

Operating expenses from Properties Repositioned for the three months ended September 30, 2006 increased approximately $0.7 million over the three months ended September 30, 2005. Our Capital Gallery expansion project is included in Properties Repositioned for the three months ended September 30, 2006 and September 30, 2005. In April 2006, tenants began to take occupancy and we placed our Capital Gallery expansion project in-service in July 2006.

A decrease of approximately $10.3 million in the Total Property Portfolio Real estate operating expenses was due to the sales of 280 Park Avenue in June 2006 and Embarcadero Center West Tower in 2005, as detailed below:

		Real estate operating expenses for the three months ended September 30
Property	Date Sold	2006	2005	Change
		(in thousands)
280 Park Avenue	June 6, 2006	$—	$8,477	($8,477)
Embarcadero Center West Tower	December 14, 2005	—	1,783	(1,783)

Total		$—	$10,260	($10,260)

We continue to review and monitor the impact of rising insurance and energy costs, as well as other factors, on our operating budgets for fiscal year 2007. Because some operating expenses are not recoverable from tenants, an increase in operating expenses due to one or more of the foregoing factors could have an adverse effect on our results of operations.

Hotel Net Operating Income

Net operating income for the hotel properties increased approximately $0.8 million, a 14.54% increase for the three months ended September 30, 2006 as compared to 2005. For the three months ended September 30, 2005 the operations of the Residence Inn by Marriott® has been included as part of discontinued operations due to its sale on November 4, 2005. We expect the hotels to contribute approximately $7.2 million to net operating income for the quarter ending December 31, 2006 and an increase in net operating income from hotels in 2007.

The following reflects our occupancy and rate information for our hotel properties for the three months ended September 30, 2006 and 2005:

	2006	2005	Percentage Change
Occupancy	88.3%	85.7%	3.0%
Average daily rate	$226.24	$198.27	14.1%
Revenue per available room, REVPAR	$200.44	$171.39	16.9%

BOSTON PROPERTIES, INC.

Development and Management Services

Development and Management Services income decreased approximately $0.4 million for the three months ended September 30, 2006 compared to 2005. Management Service income has increased approximately $0.1 million due to maintaining management contracts following the sales of 100 East Pratt Street, Riverfront Plaza and Embarcadero Center West Tower in 2005, as well as the sale of 280 Park Avenue on June 6, 2006. This increase was offset by a decrease of approximately $0.5 million due to the completion of third-party development projects at 901 New York Avenue in 2005 and the National Institute of Health in Washington, D.C. in the beginning of 2006

Interest and Other Income

Interest and other income increased approximately $9.9 million for the three months ended September 30, 2006 compared to 2005 as a result of higher overall interest rates and increased cash balances. During the second quarter of 2006 we issued $450 million of unsecured exchangeable senior notes.

On June 6, 2006, we completed the sale of 280 Park Avenue for net cash proceeds of approximately $875 million. We anticipate retaining the taxable gain proceeds from the sale of 280 Park Avenue until the end of January 2007, when we expect to make a special dividend in combination with our ordinary quarterly dividend. Although our Board of Directors has not yet declared the exact amount or timing of the dividend, we expect that our Board of Directors will declare a special dividend of approximately $750 million, or $5.25 per share, in December 2006, payable by the end of January 2007.

Other Expenses

General and Administrative

General and administrative expenses decreased approximately $0.5 million for the three months ended September 30, 2006 compared to 2005. We anticipate our general and administrative expenses to be between $57.0 million and $58.0 million for the year 2006 and increase in 2007. A significant portion of the expected increase results from the final ramp-up on our long-term equity compensation program described below.

Commencing in 2003, we issued restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under the 1997 Stock Option and Incentive Plan as our primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of our restricted stock. Employees generally vest in restricted stock and LTIP Units over a five-year term (for awards granted prior to 2003, vesting is in equal annual installments; for those granted in 2003 and later, vesting is over a five-year term with annual vesting of 0%, 0%, 25%, 35% and 40%). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. LTIP Units that were issued in January 2005 and any future LTIP Unit awards will be valued using an option pricing model in accordance with the provisions of SFAS No. 123R. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “stock-based compensation.” Stock-based compensation associated with approximately $11.4 million of restricted stock and LTIP Units granted in January 2005 and approximately $11.3 million of restricted stock and LTIP Units granted in April 2006 will be incurred ratably as such restricted stock and LTIP Units vest. To the extent we continue to grant restricted stock and/or LTIP Unit awards, our expense will continue to increase significantly until early 2008 even if there are no future increases in the aggregate value of restricted equity granted each year. This is because we expense the value of the restricted stock and LTIP Unit awards ratably over the five-year vesting period and a full run-rate will not be achieved until 2008.

BOSTON PROPERTIES, INC.

Interest Expense

Interest expense for the Total Property Portfolio decreased approximately $2.1 million for the three months ended September 30, 2006 compared to 2005. The decrease is due to (1) the repayment of outstanding mortgage debt in connection with the sales of 280 Park Avenue in June 2006 and Embarcadero Center West Tower in December 2005, which collectively decreased interest expense by $6.4 million, and (2) the repayment of our mortgage loans collateralized by Capital Gallery, Montvale Center, 101 Carnegie Center, 191 Spring Street and 601 and 651 Gateway Boulevard, which decreased interest expense approximately $1.8 million. These decreases were offset by (1) increases of approximately $2.2 million at Times Square Tower due to increasing interest rates (5.83% on September 30, 2006 and 4.27% on September 30, 2005), (2) the impact of increasing interest rates on our unsecured line of credit in connection with refinancing our fixed rate debt collateralized by 599 Lexington Avenue, which increased interest expense approximately $1.6 million, and (3) an increase of approximately $3.7 million related to interest paid on the $450 million unsecured exchangeable senior notes issued in the second quarter of 2006 by our Operating Partnership at a per annum interest rate of 3.75%. The remaining decrease is attributed to a decline in interest expense due to scheduled loan amortization on our outstanding debt.

We expect interest expense to decrease in 2007, taking into account approximately $227.3 million of debt repayments during 2006, debt defeasance of approximately $254.4 million at 280 Park Avenue and an increase in capitalized interest due to development projects, offset by a full year of interest on our unsecured exchangeable senior notes and the increase in interest expense from the cessation of interest capitalization related to placing new developments in service. We expect that within the next twelve months interest expenses will be reduced by approximately $0.9 million related to the forward-starting interest rate swap contracts. See Note 5 to the Consolidated Financial Statements.

At September 30, 2006, our variable rate debt consisted of our construction loan at Times Square Tower, as well as our secured borrowings under our unsecured line of credit. The following summarizes our outstanding debt as of June 30, 2006 compared with June 30, 2005:

	September 30,
	2006	2005
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$4,033,323	$4,139,774
Variable rate	700,000	782,093

Total	$4,733,323	$4,921,867

Percent of total debt:
Fixed rate	85.21%	84.11%
Variable rate	14.79%	15.89%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.28%	6.63%
Variable rate	5.77%	4.34%

Total	6.20%	6.27%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $5.8 million for the three months ended September 30, 2006 compared to 2005. Approximately $5.6 million related to increases in the Same Property Portfolio and approximately $1.9 million related to the acquisitions of Prospect

BOSTON PROPERTIES, INC.

Place on December 30, 2005, 303 Almaden Boulevard on June 30, 2006 and 3200 Zanker Road on August 10, 2006. An increase of approximately $2.0 million was due to the placing in-service of our Seven Cambridge Center development project in the first quarter of 2006 and 12290 Sunrise Valley in the second quarter of 2006 and approximately $0.3 million was attributed to Properties Repositioned. These increases were offset by a decrease of approximately $4.0 million due to the sales of 280 Park Avenue in June 2006 and Embarcadero Center West Tower in 2005.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the three months ended September 30, 2006 and 2005 were $2.1 million and $1.5 million, respectively. These costs are not included in the general and administrative expenses discussed above. We expect capitalized wages to increase proportionately with our increased development activity into 2007 and 2008. Interest capitalized for the three months ended September 30, 2006 and 2005 was $1.6 million and $1.7 million, respectively. These costs are not included in the interest expense referenced above.

Losses from early extinguishments of debt

We repaid the construction and permanent financing at Capital Gallery totalling approximately $34.0 million and $49.7 million using available cash. We recognized losses from early extinguishment of debt totaling approximately $0.2 million comprised of a prepayment penalty and the write-off of unamortized deferred finance costs.

Income from Unconsolidated Joint Ventures

On September 15, 2006, a joint venture in which we have a 35% interest sold 265 Franklin Street located in Boston, Massachusetts, at a sale price of approximately $170.0 million. Net cash proceeds totaled approximately $108.3 million, of which our share was approximately $37.9 million, after the repayment of mortgage indebtedness of approximately $60.8 million and unfunded tenant obligations and other closing costs of approximately $0.9 million. The venture recognized a gain on sale of real estate of approximately $51.4 million, of which our share was approximately $18.0 million and a loss from early extinguishment of debt of approximately $0.2 million, of which our share was $0.1 million.

Income from discontinued operations, net of minority interest

For the three months ended September 30, 2006 there were no properties included in discontinued operations. Properties included in discontinued operations for the three months ended September 30, 2005 consisted of 40-46 Harvard Street and the Residence Inn by Marriott®.

Minority interest in property partnership

Minority interest in property partnership consists of the outside equity interests in the venture that owns Citigroup Center. This venture was consolidated with our financial results because we exercised control over the entity. Due to the redemption of the minority interest holder at Citigroup Center on May 31, 2006, minority interest in property partnership will no longer reflect an allocation to the minority interest holder.

Minority interest in Operating Partnership

Minority interest in Operating Partnership decreased $7.8 million for the three months ended September 30, 2006 compared to 2005. In connection with the special cash distribution in July 2005, holders of Series Two

BOSTON PROPERTIES, INC.

Preferred Units participated on an as-converted basis in connection with their regular February 2006 distribution payment as provided for in the Operating Partnership’s partnership agreement. As a result, we accrued approximately $12.1 million for the three months ended September 30, 2005 related to the special cash distribution payable to holders of the Series Two Preferred Units and have allocated earnings to the Series Two Preferred Units of approximately $12.1 million, which amount has been reflected in minority interest in Operating Partnership for the three months ended September 30, 2005. This decrease was offset by an increase related to the minority interest in our Operating Partnership’s income allocation related to an underlying increase in allocable income.

Gains on sales of real estate, net of minority interest

Pursuant to the purchase and sale agreement related to the sale of 280 Park Avenue, we entered into a master lease agreement with the buyer at closing. Under the master lease agreement, we have guaranteed that the buyer will receive at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the current leases for this space. The current leases for this space are scheduled to expire at various times between June 2006 and October 2007. The aggregate amount of base rent we have guaranteed over the entire period from 2006 to 2017 is approximately $67.3 million. During the three months ended September 30, 2006, we signed new qualifying leases for 26,681 net rentable square feet of the 74,340 net rentable square foot master lease obligation, resulting in the recognition of approximately $17.6 million (net of minority interest share of approximately $3.3 million) of additional gain on sale of real estate. As of September 30, 2006, the master lease obligation totaled approximately $46.4 million.

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

We anticipate retaining the taxable gain proceeds from the sale of 280 Park Avenue until the end of January 2007, when we expect to make a special dividend in combination with our ordinary quarterly dividend. Although our Board of Directors has not yet declared the exact amount or timing of the dividend, we expect that our Board of Directors will declare a special dividend of approximately $750 million, or $5.25 per share, in December 2006, payable by the end of January 2007.

We believe that our liquidity needs will be satisfied using cash on hand, cash flows generated by operations and provided by financing activities, as well as cash generated from asset sales. Base rental revenue, recovery income from tenants, other income from operations, available cash balances, draws on our unsecured line of credit and refinancing of maturing indebtedness are our principal sources of capital used to pay operating expenses, debt service, recurring capital expenditures and the minimum distribution required to maintain our REIT qualification. We seek to increase income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by

BOSTON PROPERTIES, INC.

our office real estate management, leasing, development and construction businesses. Consequently, we believe our revenue, together with proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs. However, material changes in these factors may adversely affect our net cash flows. Such changes, in turn, could adversely affect our ability to fund distributions, debt service payments and tenant improvements. In addition, a material adverse change in our cash provided by operations may affect our ability to comply with the financial performance covenants under our unsecured line of credit and unsecured senior notes.

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

Cash and cash equivalents were $1.0 billion and $450.6 million at September 30, 2006 and 2005, respectively, representing an increase of $598.4 million. The increase in cash and cash equivalents was mainly attributed to net proceeds from the sale of 280 Park Avenue in June, 2006 as well as the following increases and decreases in cash flows:

	Nine months ended September 30,
	2006	2005	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$383,037	$304,673	$78,364
Net cash provided by investing activities	$491,676	$188,069	$303,607
Net cash (used in) financing activities	($87,183)	($281,509)	$194,326

Our principal source of cash flow is related to the operation of our office properties. The average term of our tenant leases is approximately 8 years with occupancy rates historically in the range of 92% to 98%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. In addition, over the past two years, we have raised capital through the sale of some of our properties and raised proceeds from secured and unsecured borrowings.

BOSTON PROPERTIES, INC.

Cash is used in investing activities to fund acquisitions, development and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash used in investing activities for the nine months ended September 30, 2006 consisted of the following:

Nine months ended September 30, 2006
(in thousands)
Net proceeds from the sale of real estate	$1,130,132
Net investments in unconsolidated joint ventures	24,231
Investments in marketable securities	(282,764)
Acquisitions/additions to real estate	(356,513)
Recurring capital expenditures	(14,417)
Hotel improvements, equipment upgrades and replacements	(6,756)
Planned non-recurring capital expenditures associated with acquisition properties	(2,237)

Net cash provided by investing activities	$491,676

Cash used in financing activities for the nine months ended September 30, 2006 totaled approximately $87.2 million. This consisted primarily of the $450 million of proceeds from our exchangeable unsecured senior notes offering, offset by the repayment of Seven Cambridge Center construction loan, 101 Carnegie Center mortgage loan, 191 Spring Street loan, Capital Gallery construction financing and permanent financing and Montvale Center mortgage loan as well as the payments of dividends and distributions to shareholders and the unitholders of our Operating Partnership. Future debt payments are discussed below under the heading “Debt Financing.”

Capitalization

At September 30, 2006, our total consolidated debt was approximately $4.7 billion. The weighted-average annual interest rate on our consolidated indebtedness was 6.20% and the weighted-average maturity was approximately 4.9 years.

Debt to total market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total market capitalization was approximately $19.2 billion at September 30, 2006. Total market capitalization was calculated using the September 30, 2006 closing stock price of $103.34 per common share and the following: (1) 116,597,035 shares of our common stock, (2) 21,036,636 outstanding common units of partnership interest in Boston Properties Limited Partnership (excluding common units held by Boston Properties, Inc.), (3) an aggregate of 2,282,240 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest in Boston Properties Limited Partnership, (4) an aggregate of 519,000 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (5) our consolidated debt totaling approximately $4.7 billion. Our total consolidated debt at September 30, 2006 represented approximately 24.59% of our total market capitalization. This percentage will fluctuate with changes in the market price of our common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the debt to total market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

BOSTON PROPERTIES, INC.

Debt Financing

As of September 30, 2006, we had approximately $4.7 billion of outstanding indebtedness, representing 24.59% of our total market capitalization as calculated above consisting of (1) $1.5 billion in publicly traded unsecured debt having a weighted average interest rate of 5.95% and maturities in 2013 and 2015; (2) $450 million of publicly traded exchangeable unsecured debt having a weighted average interest rate of 3.75% an initial option redemption date in 2013 and maturity in 2036 and (3) $2.8 billion of property-specific mortgage debt having a weighted average interest rate of 6.72% and weighted average term of 3.4 years (which includes the $225.0 million drawn on our Unsecured Line of Credit secured by 599 Lexington Avenue). As of September 30, 2006, we had approximately $225.0 million drawn on our Unsecured Line of Credit which is secured by our 599 Lexington Avenue property in New York and which balance is included under our variable rate mortgages in the table below. The table below summarizes our mortgage notes payable, our senior unsecured notes and our Unsecured Line of Credit at September 30, 2006:

	September 30
	2006	2005
	(dollars in thousands)
DEBT SUMMARY:
Balance
Fixed rate mortgage notes payable	$2,111,953	$2,668,811
Variable rate mortgage notes payable	700,000	782,093
Unsecured senior notes, net of discount	1,471,370	1,470,963
Unsecured exchangeable senior notes	450,000	—

Total	$4,733,323	$4,921,867

Percent of total debt:
Fixed rate	85.21%	84.11%
Variable rate	14.79%	15.89%

Total	100.0%	100.0%

Weighted average interest rate at end of period:
Fixed rate	6.28%	6.63%
Variable rate	5.77%	4.34%

Total	6.20%	6.27%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates. As of September 30, 2006, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 0.43% per annum.

Unsecured Line of Credit

On August 3, 2006, we modified our $605.0 million unsecured revolving credit facility (the “Unsecured Line of Credit”) by extending the maturity date from October 30, 2007 to August 3, 2010, with a provision for a one-year extension at our option, subject to certain conditions, and by reducing the per annum variable interest rate on outstanding balances from Eurodollar plus 0.65% to Eurodollar plus 0.55% per annum. Under the Unsecured Line of Credit, a facility fee equal to 15 basis points per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in our Operating Partnership’s unsecured debt ratings. The Unsecured Line of Credit involves a syndicate of lenders. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced Eurodollar rate. The Unsecured Line of Credit will be available to fund working capital and general corporate purposes, including, without limitation, to fund development of

BOSTON PROPERTIES, INC.

properties, land and property acquisitions and to repay or reduce indebtedness. The Unsecured Line of Credit is a recourse obligation of Boston Properties Limited Partnership.

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

We have an outstanding balance on our Unsecured Line of Credit of $225.0 million at September 30, 2006, which is collateralized by our 599 Lexington Avenue property and therefore is included in Mortgage Notes Payable in our Consolidated Balance Sheets. As of September 30, 2006, we had the ability to borrow an additional $362.9 million under our Unsecured Line of Credit. As of November 6, 2006, we have borrowings of $225 million outstanding under our Unsecured Line of Credit, secured by our 599 Lexington Avenue property.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of September 30, 2006 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate (1)	Principal Amount	Maturity Date (2)
10 Year Unsecured Senior Notes	6.250%	6.296%	$750,000	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.280%	175,000	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.636%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.075%	250,000	June 1, 2015

Total principal			1,475,000
Net discount			(3,630)

Total			$1,471,370

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (the $250 million 12 Year Unsecured Senior Notes that mature on June 1, 2015 are calculated at the U.S. Treasury yield plus 25 basis points), in each case plus accrued and unpaid

BOSTON PROPERTIES, INC.

interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of September 30, 2006 we were in compliance with each of these financial restrictions and requirements.

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

Unsecured exchangeable senior notes

On April 6, 2006, our Operating Partnership completed a public offering of $400 million in aggregate principal amount of its 3.75% exchangeable senior notes due 2036. On May 2, 2006, our Operating Partnership issued an additional $50 million aggregate principal amount of the notes as a result of the exercise by the underwriter of its over-allotment option. The notes will be exchangeable into our common stock at an initial exchange rate, subject to adjustment, of 8.9461 shares per $1,000 principal amount of notes (or an initial exchange price of approximately $111.78 per share of common stock) under the circumstances described in the prospectus supplement filed with the Securities and Exchange Commission on April 3, 2006. Noteholders may require the Operating Partnership to purchase the notes at par initially on May 18, 2013 and, after that date, the notes will be redeemable at par at the option of the Operating Partnership under the circumstances described in the prospectus supplement.

BOSTON PROPERTIES, INC.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgages notes payable at September 30, 2006:

Properties	Interest Rate	Principal Amount		Maturity Date
		(in thousands)
Citigroup Center	7.19%	$495,494	(1)	May 11, 2011
Times Square Tower	5.83%	475,000	(2)	July 9, 2008
Embarcadero Center One and Two	6.70%	286,198		December 10, 2008
Prudential Center	6.72%	266,684		July 1, 2008
599 Lexington Avenue	5.63%	225,000	(3)	August 3, 2010
Embarcadero Center Four	6.79%	135,105		February 1, 2008
Embarcadero Center Three	6.40%	133,410	(4)	January 1, 2007
Democracy Center	7.05%	96,729		April 1, 2009
One Freedom Square	5.33%	78,519	(5)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.55%	63,000	(6)	October 1, 2014
202, 206 & 214 Carnegie Center	8.13%	59,262		October 1, 2010
140 Kendrick Street	5.21%	58,855	(7)	July 1, 2013
1330 Connecticut Avenue	4.65%	55,668	(8)	February 26, 2011
New Dominion Tech. Park, Bldg. One	7.69%	55,420		January 15, 2021
Reservoir Place	5.82%	52,293	(9)	July 1, 2009
504, 506 & 508 Carnegie Center	7.39%	42,545		January 1, 2008
10 and 20 Burlington Mall Road	7.25%	36,580	(10)	October 1, 2011
Ten Cambridge Center	8.27%	32,398		May 1, 2010
Sumner Square	7.35%	27,735		September 1, 2013
1301 New York Avenue	7.14%	25,454	(11)	August 15, 2009
Eight Cambridge Center	7.73%	25,355		July 15, 2010
510 Carnegie Center	7.39%	24,431		January 1, 2008
Reston Corporate Center	6.56%	21,448		May 1, 2008
University Place	6.94%	21,410		August 1, 2021
Bedford Business Park	8.50%	17,960		December 10, 2008

Total		$2,811,953

(1)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon redemption of the outside members’ equity interest in the limited liability company that owns the property to reflect the fair value of the note. The stated principal balance at September 30, 2006 was $492.8 million. The interest rate used to adjust the portion of debt associated with the redemption to fair value was 6.25% per annum.
(2)	The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.50% per annum.
(3)	On July 19, 2005, we repaid the mortgage loan through a secured draw on our unsecured line of credit. As of September 30, 2006, the interest rate on this draw under our unsecured line of credit was 5.83% using a weighted average LIBOR spread of 0.3% per annum.
(4)	On October 2, 2006, we repaid the mortgage loan collateralized by this property.
(5)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2006 was $72.3 million and the stated interest rate was 7.75% per annum.
(6)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(7)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2006 was $53.8 million and the stated interest rate was 7.51% per annum.

BOSTON PROPERTIES, INC.

(8)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2006 was $50.0 million and the stated interest rate was 7.58% per annum.
(9)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2006 was $50.8 million and the stated interest rate was 7.0% per annum.
(10)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(11)	Includes outstanding principal in the amounts of $18.4 million, $4.8 million and $2.2 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75% per annum, respectively.

Off Balance Sheet Arrangements- Joint Venture Indebtedness

We have investments in eight unconsolidated joint ventures (including our investment in the Value-Added Fund which owns three properties) with our effective ownership interests ranging from 23.89% to 51%. Seven of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these eight entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At September 30, 2006, the debt related to these ventures was equal to approximately $611.3 million. The table below summarizes the outstanding debt of these joint venture properties at September 30, 2006:

Properties	Venture % Ownership	Interest Rate	Principal Amount (in thousands)		Maturity Date
901 New York Avenue	25%	5.19%	$170,000		January 1, 2015
Metropolitan Square	51%	8.23%	131,099		May 1, 2010
Market Square North	50%	7.70%	90,626		December 19, 2010
Worldgate Plaza	25%	6.22%	57,000	(1)	December 1, 2007
Wisconsin Place	23.89%	6.88%	46,405	(2)	March 11, 2009 (2)
Circle Star	25%	6.57%	42,000	(3)	September 1, 2013
505 9th Street	50%	6.04%	28,097	(4)	See note 2
New York Land Venture	50%	7.58%	23,600	(5)	May 8, 2008
Wisconsin Place	23.89%	4.38%	14,960	(6)	January 1, 2008 (6)
300 Billerica Road	25%	5.69%	7,500	(7)	January 1, 2016

Total			$611,287

(1)	This property is owned by the Value-Added Fund. The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.89% per annum and requires interest only payments with a balloon payment due at maturity. This mortgage matures in December 2007, with two one-year extension options. In addition, the Value-Added Fund entered into an agreement to cap the interest rate at 9.5% per annum for a nominal fee.
(2)	Amount represents outstanding construction financing under a $96.5 million loan commitment (of which our share is $23.1 million) at a variable rate equal to LIBOR plus 1.50% per annum with a maturity in March 2009. The mortgage debt requires interest only payments with a balloon payment due at maturity.
(3)	This property is owned by the Value-Added Fund.
(4)	Amount represents outstanding construction financing under a $60.0 million loan commitment (of which our share is $30.0 million) which bears interest at a fixed rate of 5.73% per annum and a $35.0 million loan commitment (of which our share is $17.5 million) which bears interest at a variable rate of LIBOR plus 1.25% per annum. The financing converts to a ten-year fixed rate loan in October 2007 at an interest rate of 5.73% per annum with a provision for an increase in the borrowing capacity by $35.0 million (of which our share would be $17.5 million). The conversion is subject to conditions which we expect to satisfy. As of September 30, 2006, the interest rate on the variable rate portion of the debt was 6.58% per annum. The weighted-average rate as of September 30, 2006 is reflected in the table.

BOSTON PROPERTIES, INC.

(5)	We have agreed to guarantee approximately $11.8 million of this loan. The financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum with a maturity of May 8, 2008.
(6)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted to reflect the fair value of the note using an effective interest rate of 4.38% per annum. This note is non-interest bearing with a stated principal balance of $15.5 million (of which our share is approximately $2.9 million) and matures in January 2008. The weighted average rates exclude the impact of this loan. We have agreed, together with our third-party joint venture partners, to guarantee this seller financing on behalf of the land and infrastructure entity.
(7)	This property is owned by the Value-Added Fund. The mortgage financing bears interest at a fixed rate and requires interest only payments with a balloon payment due at maturity.

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

Insurance

We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe is in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act, or TRIA, was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) through December 31, 2004, which date was extended to December 31, 2005 by the United States Department of Treasury on June 18, 2004 and which date was further extended to December 31, 2007 by the Terrorism Risk Insurance Extension Act of 2005 (the “TRIA Extension Act”). TRIA expires on December 31, 2007, and we cannot currently anticipate whether it will be extended. Effective as of March 1, 2006, our property insurance program per occurrence limits were decreased from $1 billion to $800 million, including coverage for both “certified” and “non-certified” acts of terrorism by TRIA. The amount of such insurance available in the market has decreased because of the natural disasters which occurred during 2005. We also carries nuclear, biological, chemical and radiological terrorism insurance coverage (“NBCR Coverage”) for “certified” acts of terrorism as defined by TRIA, which is provided by IXP, LLC as a direct insurer. Effective as of March 1, 2006, we extended the NBCR Coverage to March 1, 2007, excluding our Value-Added Fund properties. Effective as of March 1, 2006, the per occurrence limit for NBCR Coverage was decreased from $1 billion to $800 million. Under TRIA, after the payment of the required deductible and coinsurance the NBCR Coverage is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” Under the TRIA Extension Act (a) the program trigger is $5 million through March 31, 2006, $50 million from April 1, 2006 through December 31, 2006 and $100 million from January 1, 2007 through December 31, 2007 and (b) the coinsurance is 10% through December 31, 2006 and 15% through December 31, 2007. We may elect to terminate the NBCR Coverage when the program trigger increases on January 1, 2007, if there is a change in our portfolio or for any other reason. We intend to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

We also currently carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that we believe is commercially reasonable. In addition,

BOSTON PROPERTIES, INC.

this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, we currently carry earthquake insurance which covers our San Francisco region with a $120 million per occurrence limit and a $120 million aggregate limit, $20 million of which is provided by IXP, LLC, as a direct insurer. The amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. As a result of increased costs of coverage and limited availability, the amount of third-party earthquake insurance that we may be able to purchase on commercially reasonable terms may be reduced. In addition, we may discontinue earthquake insurance on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.

In January 2002, we formed a wholly-owned taxable REIT subsidiary, IXP, Inc., to act as a captive insurance company and be one of the elements of our overall insurance program. On September 27, 2006, IXP, Inc. was merged into IXP, LLC, a wholly owned subsidiary, and all insurance policies issued by IXP, Inc. were cancelled and reissued by IXP, LLC. The term “IXP” refers to IXP, Inc. for the period prior to September 27, 2006 and to IXP, LLC for the period on and subsequent to September 27, 2006. IXP acts as a direct insurer with respect to a portion of our earthquake insurance coverage for the Greater San Francisco properties and our NBCR Coverage for “certified acts of terrorism” under TRIA. Insofar as we own IXP, we are responsible for its liquidity and capital resources, and the accounts of IXP are part of our consolidated financial statements. In particular, if a loss occurs which is covered by our NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. If we experience a loss and IXP is required to pay under its insurance policy, we would ultimately record the loss to the extent of IXP’s required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

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

Funds from Operations

Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or “FFO,” by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. FFO is a non-GAAP financial measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.

BOSTON PROPERTIES, INC.

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

The following table presents a reconciliation of net income available to common shareholders to FFO for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006		2005
	(in thousands)
Net income available to common shareholders	$107,962		$57,551
Add:
Minority Interest in Operating Partnership	19,028		26,874
Less:
Minority interest in property partnership	—		1,527
Income from unconsolidated joint ventures	20,200		1,117
Gains on sales of real estate, net of minority interest	17,889		—
Income from discontinued operations, net of minority interest	—		746

Income before minority interest in property partnership, income from unconsolidated joint ventures, minority interest in Operating Partnership, gains on sales of real estate and discontinued operations	88,901		81,035
Add:
Real estate depreciation and amortization (1)	73,408		67,702
Income from discontinued operations	—		890
Income from unconsolidated joint ventures	2,283	(2)	1,117
Minority interest in property partnership’s share of Funds from Operations	—		32
Less:
Preferred distributions	1,912		3,200	(3)

Funds from Operations	$162,680		$147,576
Less:
Minority interest in the Operating Partnership’s share of Funds from Operations	25,404		23,905

Funds from Operations available to common shareholders	$137,276		$123,671

Our percentage share of Funds from Operations- basic	84.38%		83.80%

Weighted average shares outstanding- basic	115,432		111,776

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $71,548 and $65,717, our share of unconsolidated joint venture real estate depreciation and amortization of $2,253 and $2,188 and depreciation and amortization from discontinued operations of $0 and $190, less corporate related depreciation and amortization of $393 and $393 for the three months ended September 30, 2006 and 2005, respectively.
(2)	Excludes approximately $17.9 million related to our share of the gain on sale and related loss from early extinguishment of debt associated with the sale of 265 Franklin Street.
(3)	Excludes approximately $12.1 million of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special dividend that followed previously completed sales of real estate.

BOSTON PROPERTIES, INC.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Income (Numerator)		Shares (Denominator)
	(in thousands)		(in thousands)
Basic FFO	$162,680	136,793	$147,576		133,381
Effect of Dilutive Securities
Convertible Preferred Units	1,912	2,999	3,200	(1)	5,087
Stock Options	—	2,296	—		2,314

Diluted FFO	$164,592	142,088	$150,776		140,782
Less: Minority interest in Operating Partnership’s share of diluted FFO	24,745	21,361	23,139		21,605

Company’s share of Diluted FFO (2)	$139,847	120,727	$127,637		119,177

(1)	Excludes approximately $12.1 million of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special dividend that followed previously completed sales of real estate.
(2)	Our share of diluted Funds from Operations was 84.97% and 84.65% for the quarter ended September 30, 2006 and 2005, respectively.

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

In connection with the sale of 280 Park Avenue, we entered into a master lease agreement with the buyer at closing. Under the master lease agreement, we have guaranteed that the buyer will receive at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the current leases for this space. The current leases for this space are scheduled to expire at various times between June 2006 and October 2007. The aggregate amount of base rent we have guaranteed over the entire period from 2006 to 2017 is approximately $67.3 million. Our guarantee obligations, which are in the form of base rent payments to the buyer, will be reduced by the amount of base rent payable, whether or not actually paid, under qualifying leases for this space that we obtain from prospective tenants. We will remain responsible for any free rent periods. The buyer will bear all customary leasing costs for this space, including tenant improvements and leasing commissions. During the three months ended September 30, 2006, the Company signed new qualifying leases for 26,681 net rentable square feet of the 74,340 net rentable square foot master lease obligation. Our master lease obligation as of September 30, 2006 is approximately $46.4 million which is reflected in the Consolidated Balance Sheet as other liabilities.

As part of the transaction, the buyer has engaged us as the property manager and leasing agent for 280 Park Avenue for a one-year term that renews automatically. Under the purchase and sale agreement, we have also agreed to provide to the buyer fixed monthly revenue support from the closing date until December 31, 2008. The aggregate amount of the revenue support payments will be approximately $22.5 million and has been recorded as a purchase price adjustment and included in Other Liabilities within our Consolidated Balance Sheets. As of September 30, 2006, the revenue support obligation totaled approximately $18.8 million.

BOSTON PROPERTIES, INC.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires the quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as the “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 is effective for financial statements for fiscal years ending after November 15, 2006. We do not expect that SAB 108 will have a material impact on our cash flows, results of operations, financial position or liquidity.

BOSTON PROPERTIES, INC.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

Approximately $4.0 billion of our borrowings bear interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date. As of September 30, 2006, the weighted average interest rate on our variable rate debt was LIBOR/Eurodollar plus 0.43% per annum.

	2006	2007	2008	2009	2010	2011+	Total	Fair Value
	Secured debt
(dollars in thousands)
Fixed Rate	$11,344	$178,126	$797,794	$184,450	$130,625	$809,614	$2,111,953	$2,215,137
Average Interest Rate	7.09%	6.59%	6.83%	7.10%	7.96%	7.18%	7.04%
Variable Rate	—	—	475,000	—	225,000	—	700,000	700,000

	Unsecured debt
Fixed Rate	—	—	—	—	—	$1,471,370	$1,471,370	1,480,936
Average Interest Rate	—	—	—	—	—	5.95%	5.95%
Variable Rate	—	—	—	—	—	—	—	—

	Unsecured exchangeable debt
Fixed Rate	—	—	—	—	—	$450,000	$450,000	485,438
Average Interest Rate	—	—	—	—	—	3.75%	3.75%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$11,344	$178,126	$1,272,794	$184,450	$355,625	$2,730,984	$4,733,323	$4,881,511

During 2005, we entered into twelve forward-starting interest rate swap contracts to lock in the 10-year treasury rate and 10-year swap spread in contemplation of obtaining long-term fixed-rate financing to refinance existing debt that is expiring or freely prepayable prior to February 2007. Based on swap spreads at each trade date, the swaps fix the 10-year treasury rate for a financing in February 2007 at a weighted average rate of 4.34% per annum on notional amounts aggregating $500.0 million. The swaps go into effect in February 2007 and expire in February 2017. We expect to settle the interest rate swaps in cash at the time we close on the long-term fixed-rate financing. Each swap contract provides for a fixed 10-year LIBOR swap rate (the fixed strike rate) ranging from 4.562% per annum to 5.016% per annum. If the 10-year LIBOR swap rate is below the fixed strike rate at the time we settle each swap, we would be required to make a payment to the swap counter-parties; if the 10-year LIBOR swap rate is above the fixed strike rate at the time we cash settle each swap, we would receive a payment from the swap counter-parties. The amount that we either pay or receive will equal the present value of the basis point differential between the applicable fixed strike rate and the 10-year swap rate at the time we settle each swap. We believe that these swaps qualify as highly-effective cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We intend to consider entering into additional hedging arrangements to minimize our interest rate risk. We expect that within the next twelve months we will reclassify into earnings approximately $0.9 million of the amounts recorded within Accumulated Other Comprehensive Income (Loss) relating to the forward-starting interest rate swap contracts. See Note 5 to the Consolidated Financial Statements.

At September 30, 2006, our outstanding variable rate debt based off LIBOR totaled approximately $700 million. At September 30, 2006, the average interest rate on variable rate debt was approximately 5.77%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.8 million for the three months ended September 30, 2006.

At September 30, 2005, our outstanding variable rate debt based off LIBOR totaled approximately $782 million. At September 30, 2005, the average interest rate on variable rate debt was approximately 4.34%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $2.0 million for the three months ended September 30, 2005.

BOSTON PROPERTIES, INC.

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

(b)

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of our fiscal year ending December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1—Legal Proceedings.

We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A—Risk Factors.

There were no material changes to the Risk Factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2— Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the three months ended September 30, 2006, the Company issued 2,139,687 shares of common stock in exchange for 2,139,687 common units of limited partnership tendered for redemption by certain limited partners of Boston Properties Limited Partnership. An aggregate of 2,127,469 had been issued by Boston Properties Limited Partnership upon conversion of 1,610,143 Series Two Preferred Units. The Company issued the shares of common stock in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. The Company relied on the exemption based upon factual representations received from the limited partners who received these shares.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

BOSTON PROPERTIES, INC.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
July 1, 2006 – July 31, 2006	—		—		N/A	N/A
August 1, 2006 – August 31, 2006	3,962	(1)	$15.40	(1)	N/A	N/A
September 1, 2006 – September 30, 2006	—		—		N/A	N/A

Total	3,962		$15.40		N/A	N/A

(1)	Includes 3,332 shares of restricted Common Stock that were repurchased in connection with the termination of certain persons’ employment with the Company. Under the terms of the applicable restricted stock agreements, all of such shares were repurchased by the Company at a price of $0.01 per share, which was the amount originally paid by such employees for such shares. Also includes 630 shares of restricted Common Stock surrendered by an employee to the Company to satisfy such employee’s tax withholding obligation in connection with the vesting of restricted Common Stock. Such shares were repurchased by the Company for $96.82 per share which was their fair market value on the vesting date.

ITEM 3— Defaults Upon Senior Securities.

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

November 9, 2006	BOSTON PROPERTIES, INC, /s/ DOUGLAS T. LINDE
Douglas T. Linde Executive Vice President, Chief Financial Officer (duly authorized officer and principal financial officer)