Form 10-Q
period 2007-06-30
BOSTON PROPERTIES INC
filed 2007-08-09
CIK 1037540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 1-13087

BOSTON PROPERTIES, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	04-2473675
(State or other jurisdiction of incorporation or organization)	(IRS Employer Id. Number)

Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199-8103

(Address of Principal Executive Offices) (Zip Code)

(617) 236-3300

(Registrant’s telephone number, including area code)

111 Huntington Avenue, Suite 300, Boston, Massachusetts 02199

(Former Name or Former Address, if Changed Since Last Report)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	119,034,512
(Class)	(Outstanding on August 3, 2007)

BOSTON PROPERTIES, INC.

FORM 10-Q

for the quarter ended June 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and par value amounts)

	June 30, 2007	December 31, 2006
ASSETS
Real estate, at cost	$9,037,468	$8,819,934
Real estate held for sale, net	—	433,492
Construction in process	584,620	115,629
Land held for future development	189,698	183,403
Less: accumulated depreciation	(1,474,771)	(1,392,055)

Total real estate	8,337,015	8,160,403
Cash and cash equivalents	1,885,318	725,788
Cash held in escrows	22,665	25,784
Tenant and other receivables (net of allowance for doubtful accounts of $2,957 and $2,682, respectively)	48,398	57,052
Accrued rental income (net of allowance of $530 and $783, respectively)	296,424	327,337
Deferred charges, net	264,664	274,079
Prepaid expenses and other assets	47,174	40,868
Investments in unconsolidated joint ventures	92,944	83,711

Total assets	$10,994,602	$9,695,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$2,855,889	$2,679,462
Unsecured senior notes (net of discount of $3,309 and $3,525, respectively)	1,471,691	1,471,475
Unsecured exchangeable senior notes (net of discount of $20,478 and $0, respectively)	1,292,022	450,000
Unsecured line of credit	—	—
Accounts payable and accrued expenses	123,910	102,934
Dividends and distributions payable	96,192	857,892
Accrued interest payable	59,105	47,441
Other liabilities	201,406	239,084

Total liabilities	6,100,215	5,848,288

Commitments and contingencies	—	—

Minority interests	731,043	623,508

Stockholders’ equity:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 119,106,981 and 117,582,442 issued and 119,028,081 and 117,503,542 outstanding in 2007 and 2006, respectively	1,190	1,175
Additional paid-in capital	3,263,797	3,119,941
Earnings in excess of dividends	904,417	108,155
Treasury common stock at cost, 78,900 shares in 2007 and 2006	(2,722)	(2,722)
Accumulated other comprehensive loss	(3,338)	(3,323)

Total stockholders’ equity	4,163,344	3,223,226

Total liabilities and stockholders’ equity	$10,994,602	$9,695,022

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands, except for per share amounts)
Revenue
Rental:
Base rent	$270,508	$276,298	$543,416	$551,838
Recoveries from tenants	47,462	45,322	94,504	92,328
Parking and other	16,488	14,146	31,809	27,902

Total rental revenue	334,458	335,766	669,729	672,068
Hotel revenue	9,335	8,364	16,044	13,279
Development and management services	5,130	5,227	9,857	9,601
Interest and other	26,205	8,554	43,193	10,513

Total revenue	375,128	357,911	738,823	705,461

Expenses
Real estate operating:
Rental	113,624	109,733	227,199	221,840
Hotel	6,417	5,513	12,431	10,521
General and administrative	16,291	15,796	33,099	30,438
Interest	73,743	78,449	147,669	153,266
Depreciation and amortization	74,621	67,077	145,099	133,082
Losses from early extinguishments of debt	—	31,457	722	31,924

Total expenses	284,696	308,025	566,219	581,071

Income before minority interest in property partnership, income from unconsolidated joint ventures, minority interest in Operating Partnership, gains on sales of real estate and discontinued operations	90,432	49,886	172,604	124,390
Minority interest in property partnership	—	777	—	2,013
Income from unconsolidated joint ventures	17,268	1,677	18,233	2,967

Income before minority interest in Operating Partnership, gains on sales of real estate and discontinued operations	107,700	52,340	190,837	129,370
Minority interest in Operating Partnership	(17,072)	(11,155)	(28,266)	(26,468)

Income before gains on sales of real estate and discontinued operations	90,628	41,185	162,571	102,902
Gains on sales of real estate, net of minority interest	—	581,302	620,262	585,844

Income before discontinued operations	90,628	622,487	782,833	688,746
Discontinued operations:
Income from discontinued operations, net of minority interest	—	3,244	1,282	3,858
Gain on sale of real estate from discontinued operations, net of minority interest	11,716	—	173,815	—

Net income available to common shareholders	$102,344	$625,731	$957,930	$692,604

Basic earnings per common share:
Income available to common shareholders before discontinued operations	$0.76	$5.30	$6.51	$5.92
Discontinued operations, net of minority interest	0.10	0.03	1.48	0.03

Net income available to common shareholders	$0.86	$5.33	$7.99	$5.95

Weighted average number of common shares outstanding	118,961	113,994	118,565	113,255

Diluted earnings per common share:
Income available to common shareholders before discontinued operations	$0.74	$5.20	$6.39	$5.80
Discontinued operations, net of minority interest	0.10	0.03	1.45	0.03

Net income available to common shareholders	$0.84	$5.23	$7.84	$5.83

Weighted average number of common and common equivalent shares outstanding	120,984	116,176	120,811	115,669

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net income available to commmon shareholders	$102,344	$625,731	$957,930	$692,604
Other comprehensive income:
Effective portion of interest rate contracts	—	11,867	—	28,115
Amortization of interest rate contracts	(99)	175	(15)	349

Other comprehensive income	(99)	12,042	(15)	28,464

Comprehensive income	$102,245	$637,773	$957,915	$721,068

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income available to common shareholders	$957,930	$692,604
Adjustments to reconcile net income available to common shareholders to net cash provided by operating activities:
Depreciation and amortization	145,707	134,759
Non-cash portion of interest expense	4,798	3,019
Non-cash compensation expense	6,271	4,531
Losses from early extinguishments of debt	722	31,843
Minority interest in property partnership	—	(2,013)
Distributions in excess of earnings from unconsolidated joint ventures	(14,500)	880
Minority interest in Operating Partnership	170,618	138,580
Gains on sales of real estate	(936,207)	(697,231)
Change in assets and liabilities:
Cash held in escrows	289	3,437
Tenant and other receivables, net	8,654	14,187
Accrued rental income, net	(21,605)	(24,958)
Prepaid expenses and other assets	(6,273)	(8,114)
Accounts payable and accrued expenses	(800)	(4,832)
Accrued interest payable	11,664	2,264
Other liabilities	(4,252)	(15,537)
Tenant leasing costs	(11,160)	(16,709)

Total adjustments	(646,074)	(435,894)

Net cash provided by operating activities	311,856	256,710

Cash flows from investing activities:
Acquisitions/additions to real estate	(622,086)	(222,140)
Investments in marketable securities	—	(282,764)
Net investments in unconsolidated joint ventures	5,267	(6,867)
Net proceeds from the sale of real estate placed in escrow	—	(872,063)
Net proceeds from the sales of real estate	1,494,450	1,130,113

Net cash provided by (used in) investing activities	877,631	(253,721)

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2007	2006
	(in thousands)
Cash flows from financing activities:
Borrowings on unsecured line of credit	260,000	195,000
Repayments of unsecured line of credit	(260,000)	(253,000)
Proceeds from mortgage notes payable	994,326	28,459
Repayments of mortgage notes payable	(884,749)	(162,038)
Proceeds from unsecured exchangeable senior notes	840,363	450,000
Proceeds from real estate financing transaction	1,610	22,621
Payments on real estate financing transactions	(5,724)	(1,753)
Dividends and distributions	(950,869)	(201,436)
Net proceeds from equity transactions	13,526	32,839
Contributions from minority interest holders, net	2,448	11,274
Redemption of minority interest	(35,625)	(14,891)
Deferred financing costs	(5,263)	(1,164)

Net cash provided by (used in) financing activities	(29,957)	105,911

Net increase in cash and cash equivalents	1,159,530	108,900
Cash and cash equivalents, beginning of period	725,788	261,496

Cash and cash equivalents, end of period	$1,885,318	$370,396

Supplemental disclosures:
Cash paid for interest	$143,459	$150,979

Interest capitalized	$12,252	$2,996

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$8,677	$18,043

Dividends and distributions declared but not paid	$96,192	$95,839

Conversions of Minority interests to Stockholders’ equity	$23,303	$13,840

Basis adjustment to real estate in connection with conversions of Minority interests to Stockholders’ equity	$96,669	$35,941

Mortgage notes payable assumed in connection with the acquisition of real estate	$65,224	$—

Marketable securities transferred in connection with the legal defeasance of mortgage note payable	$—	$282,764

Mortgage note payable legally defeased	$—	$254,385

Financing incurred in connection with the acquisition of real estate	$—	$45,559

Issuance of restricted securities to employees and directors	$17,658	$11,054

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

1. Organization

Boston Properties, Inc. (the “Company”), a Delaware corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the sole general partner of Boston Properties Limited Partnership (the “Operating Partnership”) and at June 30, 2007 owned an approximate 84.0% (81.4% at June 30, 2006) general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”).

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

At June 30, 2007, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be converted into OP Units at the election of the holder thereof or the Operating Partnership in accordance with the amendment to the partnership agreement (See also Note 9).

All references herein to the Company refer to Boston Properties, Inc. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

Properties

At June 30, 2007, the Company owned or had interests in a portfolio of 134 commercial real estate properties (131 and 124 properties at December 31, 2006 and June 30, 2006, respectively) (the “Properties”) aggregating approximately 42.7 million net rentable square feet (approximately 43.4 million and 42.1 million net rentable square feet at December 31, 2006 and June 30, 2006, respectively), including six properties under construction totaling approximately 1.4 million net rentable square feet, and structured parking for approximately 33,758 vehicles containing approximately 10.5 million square feet. At June 30, 2007, the Properties consist of:

•	130 office properties, including 109 Class A office properties (including six properties under construction) and 21 Office/Technical properties;

•	one hotel; and

•	three retail properties.

The Company owns or controls undeveloped land parcels totaling approximately 554.2 acres. In addition, the Company has a 25% interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued the acquisition of value-added investments in assets within its existing markets. The Company’s investments

BOSTON PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At June 30, 2007, the Value-Added Fund had investments in an office property in Chelmsford, Massachusetts and an office complex in San Carlos, California.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006, as revised in the Company’s Form 8-K filed on July 25, 2007.

3. Real Estate Activity During the Six Months Ended June 30, 2007

Acquisitions

In January 2007, the Company acquired 6601 and 6605 Springfield Center Drive, consisting of two office/technical properties aggregating approximately 97,000 net rentable square feet located in Springfield, Virginia for an aggregate purchase price of approximately $16.5 million. On April 11, 2007, the Company acquired an adjacent parcel of land for a purchase price of approximately $25.6 million. The acquisitions were financed with available cash.

In January and February 2007, the Company acquired parcels of land located at 250 West 55th Street in New York City, through a majority-owned venture, for an aggregate purchase price of approximately $228.8 million. The acquisitions were financed with a $160.0 million mortgage loan, which bore interest at a variable rate equal to LIBOR plus 0.40% per annum and was scheduled to mature in January 2009, and member capital

BOSTON PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

contributions. On February 26, 2007, the Company entered into an agreement to redeem the outside members’ equity interest in the limited liability company that owns 250 West 55th Street for an aggregate redemption price of approximately $23.4 million (See Note 9). The loan was collateralized by mortgages totaling approximately $13.6 million. On May 9, 2007, the Company used available cash to repay the mortgage loan.

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

Dispositions

On February 15, 2007, the Company sold the long-term leasehold interest in 5 Times Square in New York City and related credits, for approximately $1.28 billion in cash. 5 Times Square is a fully-leased Class A office tower that contains approximately 1,101,779 net rentable square feet. Net cash proceeds totaled approximately $1.23 billion, resulting in a gain on sale of approximately $604.9 million (net of minority interest share of approximately $108.7 million). In conjunction with the sale, the Company has agreed to provide to the buyer monthly revenue support from the closing date until December 31, 2008. The aggregate amount of the revenue support payments was approximately $1.6 million and has been recorded as a purchase price adjustment and included in Other Liabilities within the Company’s Consolidated Balance Sheets. As of June 30, 2007, the revenue support obligation totaled approximately $0.4 million. As part of the transaction, the buyer has agreed to engage the Company as the property manager for 5 Times Square for a five-year term. Either party will have the right to terminate this relationship at any time after four years upon giving the other party six (6) months advance notice. If not terminated, the agreement will automatically renew for successive one-year terms unless terminated by either party upon ninety (90) days advance notice. The Company will recognize management fees on a fair value basis over the term of the agreement. As a result, the recognized gain on sale of the property has been reduced by approximately $4.7 million, representing the difference between the management fees to be received by the Company and the fair value of the management fees. Such amount has been deferred and recorded in Other Liabilities in the Company’s Consolidated Balance Sheets and will be recognized as management services revenue over the term of the management agreement. Due to the Company’s continuing involvement through an agreement with the buyer to manage the property for a fee after the sale and the financial obligations discussed above, this property has not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 11).

On March 23, 2007, the Company sold the Long Wharf Marriott, a 402-room hotel located in Boston, Massachusetts, for approximately $231.0 million. Net cash proceeds totaled approximately $225.6 million, resulting in a gain on sale of approximately $162.2 million (net of minority interest share of approximately $28.7 million). This property has been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 11). The sale of this property was completed as part of a “like-kind exchange” under Section 1031 of the Internal Revenue Code.

On April 5, 2007, the Company sold Newport Office Park, an approximately 172,000 net rentable square foot Class A office property located in Quincy, Massachusetts, for approximately $37.0 million. Net cash proceeds totaled approximately $33.7 million, resulting in a gain on sale of approximately $11.5 million (net of

BOSTON PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

minority interest share of approximately $2.1 million). This property has been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 11).

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

During the six months ended June 30, 2007, the Company signed a new qualifying lease for approximately 22,000 net rentable square feet of its remaining 47,659 net rentable square foot master lease obligation related to the 2006 sale of 280 Park Avenue resulting in the recognition of approximately $15.4 million (net of minority interest share of approximately $2.6 million) as additional gain on sale of real estate. The Company had deferred approximately $67.3 million of the gain on sale of 280 Park Avenue, which amount represented the maximum obligation under the master lease. As of June 30, 2007, the remaining master lease obligation totaled approximately $26.9 million.

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at June 30, 2007:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%
The Metropolitan Square Associates LLC	Metropolitan Square	51.0	%(1)
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(2)
KEG Associates I, LLC	505 9th Street	50.0	%(3)
Wisconsin Place Entities	Wisconsin Place	23.9	%(3)(4)
Eighth Avenue and 46th Street Entities	Eighth Avenue and 46th Street	50.0	%(3)
Boston Properties Office Value-Added Fund, L.P.	300 Billerica Road and One & Two Circle Star Way	25.0	%(2)

(1)	This joint venture is accounted for under the equity method due to participatory rights of the outside partner.
(2)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(3)	These properties are not in operation (i.e., under construction or assembled land).
(4)	Represents the Company’s effective ownership interest. The Company has a 66.67%, 5% and 0% interest in the office, retail and residential joint venture entities, respectively, which each own a 33.33% interest in the entity developing and owning the land and infrastructure of the project.

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

BOSTON PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

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

On June 1, 2007, the Company’s Value-Added Fund sold Worldgate Plaza located in Herndon, Virginia for approximately $109.0 million. Worldgate Plaza is an office complex consisting of approximately 322,000 net rentable square feet. Net cash proceeds totaled approximately $50.5 million, of which the Company’s share was approximately $20.3 million, after the repayment of the mortgage indebtedness of $57.0 million and closing costs of approximately $1.5 million, resulting in a gain on sale of approximately $32.8 million. The Company’s share of the gain on sale was approximately $15.5 million, which amount reflects the achievement of certain return thresholds as provided for in the joint venture agreement. The Company’s share of the gain on sale has been included in Income from Unconsolidated Joint Ventures in the accompanying Consolidated Statements of Operations. In connection with the repayment of the mortgage indebtedness on the property, the joint venture recognized a loss from early extinguishment of debt totaling approximately $0.1 million, consisting of the write-off of unamortized deferred financing costs. The mortgage loan bore interest at a variable rate equal to LIBOR plus 0.89% per annum and was scheduled to mature on December 1, 2007.

On June 22, 2007, a joint venture in which the Company has a 50% interest entered into agreements to complete the assemblage for its development site at Eighth Avenue and 46th Street consisting of an approximately 840,000 net rentable square foot Class A office property.

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
ASSETS
Real estate and development in process, net	$745,947	$760,139
Other assets	104,210	87,759

Total assets	$850,157	$847,898

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable(1)	$602,768	$630,254
Other liabilities	30,513	36,991
Members’/Partners’ equity	216,876	180,653

Total liabilities and members’/partners’ equity	$850,157	$847,898

Company’s share of equity	$90,316	$81,053
Basis differentials(2)	2,628	2,658

Carrying value of the Company’s investments in unconsolidated joint ventures	$92,944	$83,711

(1)	The Company and its third-party joint venture partners in the Wisconsin Place Entities have guaranteed the seller financing totaling $7.5 million related to the acquisition of the land by the Land and Infrastructure Entity. The fair value of the Company’s stand-ready obligations related to the issuance of these guarantees is immaterial.

BOSTON PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

(2)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. Basis differentials occur primarily upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the joint ventures are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Total revenue	$25,224	$26,588	$49,006	$51,804
Expenses
Operating	8,925	8,548	17,523	17,087
Interest	8,101	9,035	16,522	17,603
Depreciation and amortization	5,240	5,987	10,824	12,053
Loss from early extinguishment of debt	146	—	146	—

Total expenses	22,412	23,570	45,015	46,743

Income before gain on sale of real estate	2,812	3,018	3,991	5,061
Gain on sale of real estate	32,777	—	32,777	—

Net income	$35,589	$3,018	$36,768	$5,061

Company’s share of net income	$17,268	$1,677	$18,233	$2,967

5. Mortgage Notes Payable

On January 9, 2007, in connection with the acquisition of land parcels located at or adjacent to 250 West 55th Street in New York City, the Company obtained financing totaling $160.0 million. The loan was collateralized by mortgages totaling approximately $13.6 million. The mortgage loan bore interest at a variable rate equal to LIBOR plus 0.40% per annum and was scheduled to mature on January 9, 2009 with two, six-month extension options. On May 9, 2007, the Company used available cash to repay the mortgage loan.

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

BOSTON PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

In connection with the acquisition of Kingstowne Towne Center in Alexandria, Virginia on March 30, 2007, the Company assumed two mortgage loans collateralized by the properties aggregating approximately $65.3 million. Pursuant to the provisions of Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS No. 141”), the assumed mortgage loans of approximately $44.9 million and $20.4 million, which bear contractual interest at fixed rates of 5.99% and 5.96% and mature on January 1, 2016 and May 5, 2013, respectively, were recorded at their fair values of approximately $46.2 million and $20.8 million, respectively, using an effective interest rate of 5.50% per annum.

On May 17, 2007, the Company obtained mortgage financing totaling $25.0 million collateralized by its Montvale Center property located in Gaithersburg, Maryland. Montvale Center is a Class A office property consisting of approximately 123,000 net rentable square feet. The mortgage financing requires interest-only payments at a fixed rate equal to 5.93% per annum until maturity and matures on June 6, 2012.

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

BOSTON PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

In connection with the closing, the Company and the Operating Partnership entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the initial purchasers, under which the Company and the Operating Partnership agreed, for the benefit of the holders of the notes, to file with the Securities and Exchange Commission and maintain a shelf registration statement providing for the sale by the holders of the notes and the Company’s common stock, if any, issuable upon exchange of the notes. The Operating Partnership will be required to pay liquidated damages in the form of specified additional interest to the holders of the notes if they fail to comply with the obligations; provided that the Operating Partnership will not be required to pay liquidated damages with respect to any note after it has been exchanged for any of the Company’s common stock. On March 13, 2007, the Company and the Operating Partnership filed with the SEC a registration statement covering the resale of the notes and shares of common stock issuable upon exchange of the notes. The registration statement was declared effective by the SEC on April 20, 2007.

7. Unsecured Line of Credit

On August 3, 2006, the Company modified its $605.0 million unsecured revolving credit facility (the “Unsecured Line of Credit”) by extending the maturity date from October 30, 2007 to August 3, 2010, with a provision for a one-year extension at the option of the Company, subject to certain conditions, and by reducing the per annum variable interest rate on outstanding balances from Eurodollar plus 0.65% to Eurodollar plus 0.55% per annum. The Unsecured Line of Credit is a recourse obligation of the Company’s Operating Partnership. Under the Unsecured Line of Credit, a facility fee equal to 15 basis points per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in the Operating Partnership’s unsecured debt ratings. Effective March 22, 2007, the per annum variable interest rate was reduced to Eurodollar plus 0.475% and the facility fee was reduced to 12.5 basis points per annum as a result of an increase in the Operating Partnership’s unsecured debt rating. The Unsecured Line of Credit involves a syndicate of lenders. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a negotiated LIBOR-based rate. The Company had an outstanding balance on the Unsecured Line of Credit of $225.0 million at December 31, 2006, which was collateralized by the Company’s 599 Lexington Avenue property and therefore was included in Mortgage Notes Payable in the Company’s Consolidated Balance Sheets. On February 12, 2007, the Company repaid the $225.0 million draw that was collateralized by the Company’s 599 Lexington Avenue. As of June 30, 2007, there were no outstanding borrowings under the Unsecured Line of Credit

The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within 180 days, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within 180 days, (5) a minimum net worth requirement, (6) an unsecured debt interest coverage ratio of at least 1.75 and (7) limitations on permitted investments, development, partially owned entities, business outside of commercial real estate and commercial non-office properties. At June 30, 2007, the Company was in compliance with each of these financial and other covenant requirements.

8. Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

BOSTON PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The Company has letter of credit and performance obligations of approximately $28.2 million related to lender and development requirements.

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

BOSTON PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

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

9. Minority Interests

Minority interests relate to the interest in the Operating Partnership not owned by the Company and interests in property partnerships not wholly-owned by the Company. As of June 30, 2007, the minority interest in the Operating Partnership consisted of 20,285,414 OP Units, 676,752 LTIP Units and 1,277,463 Series Two Preferred Units (or 1,676,461 OP Units on an as converted basis) held by parties other than the Company.

The minority interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $4.3 million at June 30, 2007, are included in Minority Interests on the accompanying Consolidated Balance Sheets.

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

BOSTON PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

On May 31, 2007 and June 15, 2007, the Company paid an aggregate of $25.0 million in connection with the agreement entered into in May 2006 to redeem the outside members’ equity interests in the limited liability company that owns Citigroup Center. The remaining unpaid redemption price which is to be paid on May 31, 2008 is reflected at its fair value in Other Liabilities in the Company’s Consolidated Balance Sheets and totaled $23.6 million at June 30, 2007.

During the six months ended June 30, 2007, 441,767 Series Two Preferred Units of the Operating Partnership were converted by the holders into 579,747 OP Units. In addition, the Company paid the accrued preferred distributions due to the holders of Preferred Units that were converted.

During the six months ended June 30, 2007, 1,112,446 OP Units (including the 579,747 OP Units issued upon conversion of the Series Two Preferred Units discussed above) were presented by the holders for redemption and were redeemed by the Company in exchange for an equal number of shares of Common Stock. The aggregate book value of the OP Units that were redeemed, as measured for each OP Unit on the date of its redemption, was approximately $23.3 million. The difference between the aggregate book value and the purchase price of these OP Units was approximately $96.7 million, which increased the recorded value of the Company’s net assets.

The Preferred Units at June 30, 2007 consist solely of 1,277,463 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) an increasing rate, ranging from 5.00% to 7.00% per annum (7.00% for the six months ended June 30, 2007 and 2006) on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). Distributions to holders of Preferred Units are recognized on a straight-line basis that approximates the effective interest method.

On January 30, 2007, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit to holders of record as of the close of business on December 29, 2006. In addition, the Operating Partnership paid a special cash distribution on the OP Units and LTIP Units in the amount of $5.40 per unit to holders of record as of the close of business on December 29, 2006. On April 30, 2007, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit to holders of record as of the close of business on March 30, 2007.

Holders of Series Two Preferred Units participated in the $5.40 per unit special cash distribution on an as-converted basis in connection with their regular May 2007 distribution payment as provided for in the Operating Partnership’s partnership agreement. At December 31, 2006, the Company had accrued approximately $12.2 million related to the $5.40 per unit special cash distribution payable to holders of the Series Two Preferred Units. During the six months ended June 30, 2007, the Company recognized an adjustment of approximately $3.1 million to the special cash distribution accrual and allocation of earnings to the Series Two Preferred Units, as a result of conversions of Series Two Preferred Units, which amount has been reflected in Minority Interest in Operating Partnership within the Consolidated Statements of Operations.

On February 15, 2007, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.89239 per unit. On May 15, 2007, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $7.979 per unit, which amount included the impact of the special cash distribution on the OP Units and LTIP Units declared by Boston Properties, Inc., as general partner of the Operating Partnership, on December 15, 2006 and paid on January 30, 2007.

BOSTON PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

On June 18, 2007, Boston Properties, Inc., as general partner of the Operating Partnership, declared a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit payable on July 31, 2007 to holders of record as of the close of business on June 29, 2007.

The Series Two Preferred Units may be converted into OP Units at the election of the holder thereof at any time. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company. In lieu of a cash redemption, the Company may elect to acquire such OP Unit for one share of Common Stock. The value of the OP Units (not owned by the Company and including LTIP Units assuming that all conditions have been met for the conversion thereof) and Series Two Preferred Units had such units been redeemed at June 30, 2007 was approximately $2,140.9 million and $171.2 million, respectively, based on the closing price of the Company’s common stock of $102.13 per share on June 29, 2007.

10. Stockholders’ Equity

As of June 30, 2007, the Company had 119,028,081 shares of Common Stock outstanding.

During the six months ended June 30, 2007, the Company issued 1,112,446 shares of its Common Stock in connection with the redemption of an equal number of OP Units.

During the six months ended June 30, 2007, the Company issued 418,885 shares of its Common Stock upon the exercise of options to purchase Common Stock by certain employees.

On January 30, 2007, the Company paid a dividend in the amount of $0.68 per share of Common Stock to shareholders of record as of the close of business on December 29, 2006. In addition, the Company paid a special cash dividend of $5.40 per share of Common Stock to shareholders of record as of the close of business on December 29, 2006. On April 30, 2007, the Company paid a dividend in the amount of $0.68 per share of Common Stock to shareholders of record as of the close of business on March 30, 2007.

On June 18, 2007, the Company’s Board of Directors declared a dividend in the amount of $0.68 per share of Common Stock payable on July 31, 2007 to shareholders of record as of the close of business on June 29, 2007.

11. Discontinued Operations

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lesser of (1) book value or (2) fair value less cost to sell. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

During the six months ended June 30, 2007, the Company sold the following operating properties:

•	5 Times Square, a Class A office tower that contains approximately 1,101,779 net rentable square feet located in New York City; and

•	The Long Wharf Marriott, a 402-room hotel located in Boston, Massachusetts.

BOSTON PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

•	Newport Office Park, a Class A office property that contains approximately 172,000 net rentable square feet located in Quincy, Massachusetts.

During the year ended December 31, 2006, the Company sold 280 Park Avenue, a Class A office property totaling approximately 1,179,000 net rentable square feet located in midtown Manhattan.

Due to the Company’s continuing involvement in the management, for a fee, of 280 Park Avenue and 5 Times Square through agreements with the buyers and other financial obligations to the buyers, 280 Park Avenue and 5 Times Square have not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations. As a result, the gains on sales related to 5 Times Square and 280 Park Avenue have been reflected under the caption “Gains on sales of real estate, net of minority interest,” in the Consolidated Statements of Operations. The Company has presented the other properties listed above as discontinued operations in its Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006, as applicable.

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gains on sales of real estate from discontinued operations (net of minority interest) for the three and six months ended June 30, 2007 and 2006 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Total revenue	$48	$12,438	$9,222	$20,992
Operating expenses	48	7,756	7,110	14,732
Depreciation and amortization	—	835	608	1,677
Minority interest in Operating Partnership	—	603	222	725

Income from discontinued operations (net of minority interest)	$—	$3,244	$1,282	$3,858

Realized gains on sales of real estate	$13,829	$—	$204,623	$—
Minority interest in Operating Partnership	(2,113)	—	(30,808)	—

Realized gains on sales of real estate (net of minority interest)	$11,716	$—	$173,815	$—

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

12. Earnings Per Share

Earnings per share (“EPS”) has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net income and the number of common shares used in the computation of basic EPS, which is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. During 2004, the Company adopted EITF 03-6 “Participating Securities and the Two-Class Method under FASB 128” (“EITF 03-6”), which provides further guidance on the definition of participating securities. Pursuant to EITF 03-6, the Operating Partnership’s Series Two Preferred Units, which are reflected as Minority Interests in the Company’s Consolidated Balance Sheets, are considered participating securities and are included in the computation of basic and diluted earnings per share

BOSTON PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

of the Company if the effect of applying the if-converted method is dilutive. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Operating Partnership, as well as Common Stock of the Company. Accordingly, for the reporting periods in which the Operating Partnership’s net income is in excess of distributions paid on the OP Units, LTIP Units and Series Two Preferred Units, such income is allocated to the OP Units, LTIP Units and Series Two Preferred Units in proportion to their respective interests and the impact is included in the Company’s consolidated basic and diluted earnings per share computation due to its holding of the Operating Partnership’s securities. For the three months ended June 30, 2007 and 2006, approximately $285,000 and $17.7 million, respectively, were allocated to the Series Two Preferred Units in excess of distributions paid during the reporting period and are included in the Company’s computation of basic and diluted earnings per share. For the six months ended June 30, 2007 and 2006, approximately $10.5 million and $18.3 million, respectively, were allocated to the Series Two Preferred Units in excess of distributions paid during the reporting period and are included in the Company’s computation of basic and diluted earnings per share. Other potentially dilutive common shares, including stock options, restricted stock and other securities of the Operating Partnership that are exchangeable for the Company’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	For the three months ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations and allocation of undistributed earnings of Series Two Preferred Units	$90,628	118,961	$0.76
Discontinued operations, net of minority interest	11,716	—	0.10
Allocation of undistributed earnings of Series Two Preferred Units	(285)	—	(0.00)

Net income available to common shareholders	102,059	118,961	0.86
Effect of Dilutive Securities:
Stock Based Compensation	—	1,789	(0.01)
Exchangeable Senior Notes	—	234	(0.01)
Diluted Earnings:

Net income	$102,059	120,984	$0.84

	For the three months ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations and allocation of undistributed earnings of Series Two Preferred Units	$622,487	113,994	$5.46
Discontinued operations, net of minority interest	3,244	—	0.03
Allocation of undistributed earnings of Series Two Preferred Units	(17,652)	—	(0.16)

Net income available to common shareholders	608,079	113,994	5.33
Effect of Dilutive Securities:
Stock Based Compensation	—	2,182	(0.10)
Diluted Earnings:

Net income	$608,079	116,176	$5.23

BOSTON PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

	For the six months ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations and allocation of undistributed earnings of Series Two Preferred Units	$782,833	118,565	$6.60
Discontinued operations, net of minority interest	175,097	—	1.48
Allocation of undistributed earnings of Series Two Preferred Units	(10,520)	—	(0.09)

Net income available to common shareholders	947,410	118,565	7.99
Effect of Dilutive Securities:
Stock Based Compensation	—	1,890	(0.12)
Exchangeable Senior Notes	—	356	(0.03)
Diluted Earnings:

Net income	$947,410	120,811	$7.84

	For the six months ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations and allocation of undistributed earnings of Series Two Preferred Units	$688,746	113,255	$6.08
Discontinued operations, net of minority interest	3,858	—	0.03
Allocation of undistributed earnings of Series Two Preferred Units	(18,254)	—	(0.16)

Net income available to common shareholders	674,350	113,255	5.95
Effect of Dilutive Securities:
Stock Based Compensation	—	2,414	(0.12)
Diluted Earnings:

Net income	$674,350	115,669	$5.83

13. Stock Option and Incentive Plan

At the Company’s 2007 annual meeting of stockholders held on May 15, 2007, the Company’s stockholders approved an amendment and restatement of the Company’s 1997 Stock Option and Incentive Plan (the “Plan”) that, among other things, (1) increased the limit on full value shares (i.e., awards other than stock options) that may be issued under the Plan by 2,500,000 shares, (2) extended the term of the Plan to May 15, 2017 and (3) added provisions that allow the Company to qualify certain grants under the Plan as “performance-based compensation” under Section 162(m) of the Internal Revenue Code.

During the six months ended June 30, 2007, the Company issued 6,536 shares of restricted stock and 156,161 LTIP Units under its stock option and incentive plan. The shares of restricted stock were valued at approximately $0.8 million ($125.46 per share weighted-average). The LTIP Units were valued at approximately $18.0 million ($115.47 per unit weighted-average fair value) using an option pricing model in accordance with

BOSTON PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

the provisions of SFAS No. 123R. The per unit fair value of each LTIP Unit granted was estimated on the date of grant using the following assumptions: an expected life of 5.3 years, a risk-free interest rate of 4.82% and an expected price volatility of 18.0%. An LTIP Unit is generally the economic equivalent of a share of restricted stock in the Company. The aggregate value of the LTIP Units is included in Minority Interests in the Consolidated Balance Sheets. The restricted stock and LTIP Units granted to employees between January 1, 2004 and November 2006 vest over a five-year term. Grants of restricted stock and LTIP Units made in and after November 2006 vest in four equal annual installments. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted, as adjusted for forfeitures and the price of the Company’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Earnings in Excess of Dividends in the Consolidated Balance Sheets. Stock-based compensation expense associated with restricted stock and LTIP Units was approximately $2.8 million and $1.8 million for the three months ended June 30, 2007 and 2006, respectively, and $5.8 million and $4.1 million for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, there was $31.2 million of unrecognized compensation cost related to unvested restricted stock and LTIP Units that is expected to be recognized over a weighted-average period of approximately 3.1 years.

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

BOSTON PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Information by geographic area and property type (dollars in thousands):

Three months ended June 30, 2007 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$82,558	$64,968	$108,226	$50,791	$16,448	$322,991
Office/Technical	7,204	4,263	—	—	—	11,467
Hotel	9,335	—	—	—	—	9,335

Total	99,097	69,231	108,226	50,791	16,448	343,793

% of Total	28.82%	20.14%	31.48%	14.78%	4.78%	100.00%
Real Estate Operating Expenses:
Class A	31,534	17,961	33,530	19,876	7,506	110,407
Office/Technical	2,359	858	—	—	—	3,217
Hotel	6,417	—	—	—	—	6,417

Total	40,310	18,819	33,530	19,876	7,506	120,041

% of Total	33.58%	15.68%	27.93%	16.56%	6.25%	100.00%

Net Operating Income	$58,787	$50,412	$74,696	$30,915	$8,942	$223,752

% of Total	26.27%	22.53%	33.38%	13.82%	4.00%	100.00%

Three months ended June 30, 2006 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$76,685	$55,479	$132,303	$44,933	$15,780	$325,180
Office/Technical	6,787	3,799	—	—	—	10,586
Hotel	8,364	—	—	—	—	8,364

Total	91,836	59,278	132,303	44,933	15,780	344,130

% of Total	26.69%	17.23%	38.44%	13.06%	4.58%	100.00%
Operating Expenses:
Class A	28,675	14,515	40,239	17,598	6,735	107,762
Office/Technical	1,210	761	—	—	—	1,971
Hotel	5,513	—	—	—	—	5,513

Total	35,398	15,276	40,239	17,598	6,735	115,246

% of Total	30.72%	13.25%	34.92%	15.27%	5.84%	100.00%

Net Operating Income	$56,438	$44,002	$92,064	$27,335	$9,045	$228,884

% of Total	24.66%	19.22%	40.22%	11.95%	3.95%	100.00%

BOSTON PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Six months ended June 30, 2007 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$162,766	$124,731	$224,228	$100,341	$34,916	$646,982
Office/Technical	14,225	8,522	—	—	—	22,747
Hotels	16,044	—	—	—	—	16,044

Total	193,035	133,253	224,228	100,341	34,916	685,773

% of Total	28.15%	19.43%	32.70%	14.63%	5.09%	100.00%
Operating Expenses:
Class A	62,866	35,261	69,129	38,587	14,810	220,653
Office/Technical	4,726	1,820	—	—	—	6,546
Hotel	12,431	—	—	—	—	12,431

Total	80,023	37,081	69,129	38,587	14,810	239,630

% of Total	33.40%	15.47%	28.85%	16.10%	6.18%	100.00%

Net Operating Income	$113,012	$96,172	$155,099	$61,754	$20,106	$446,143

% of Total	25.33%	21.56%	34.76%	13.84%	4.51%	100.00%

Six months ended June 30, 2006 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$150,846	$108,814	$267,572	$91,407	$32,542	$651,181
Office/Technical	13,281	7,606	—	—	—	20,887
Hotels	13,279	—	—	—	—	13,279

Total	177,406	116,420	267,572	91,407	32,542	685,347

% of Total	25.88%	16.99%	39.04%	13.34%	4.75%	100.00%
Operating Expenses:
Class A	57,588	28,955	82,999	34,150	14,000	217,692
Office/Technical	2,633	1,515	—	—	—	4,148
Hotel	10,521	—	—	—	—	10,521

Total	70,742	30,470	82,999	34,150	14,000	232,361

% of Total	30.44%	13.11%	35.72%	14.70%	6.03%	100.00%

Net Operating Income	$106,664	$85,950	$184,573	$57,257	$18,542	$452,986

% of Total	23.55%	18.97%	40.75%	12.64%	4.09%	100.00%

BOSTON PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of net operating income to net income available to common shareholders:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net operating income	$223,752	$228,884	$446,143	$452,986
Add:
Development and management services income	5,130	5,227	9,857	9,601
Interest and other income	26,205	8,554	43,193	10,513
Minority interest in property partnership	—	777	—	2,013
Income from unconsolidated joint ventures	17,268	1,677	18,233	2,967
Gains on sales of real estate, net of minority interest	—	581,302	620,262	585,844
Income from discontinued operations, net of minority interest	—	3,244	1,282	3,858
Gains on sales of real estate from discontinued operations, net of minority interest	11,716	—	173,815	—
Less:
General and administrative expense	(16,291)	(15,796)	(33,099)	(30,438)
Interest expense	(73,743)	(78,449)	(147,669)	(153,266)
Depreciation and amortization expense	(74,621)	(67,077)	(145,099)	(133,082)
Losses from early extinguishments of debt	—	(31,457)	(722)	(31,924)
Minority interest in Operating Partnership	(17,072)	(11,155)	(28,266)	(26,468)

Net income available to common shareholders	$102,344	$625,731	$957,930	$692,604

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall

BOSTON PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating and assessing the impact of this statement.

16. Subsequent Events

On July 16, 2007, the Company entered into a joint venture with an unrelated third party to develop a Class A office complex aggregating approximately 425,000 net rentable square feet located in Anne Arundel County, Maryland. The joint venture partner contributed the land for a 50% interest. The Company will contribute cash of approximately $14.9 million for its 50% interest in the joint venture. The joint venture has commenced construction on an approximately 114,000 net rentable square foot Class A office property on the site.

On July 25, 2007, the Company, together with the Operating Partnership, filed a combined so-called “universal shelf” registration statement with the Securities and Exchange Commission to update and replace a series of existing registration statements covering the possible issuance by either the Company or the Operating Partnership of various equity and debt securities. This registration statement was declared effective by the SEC on August 6, 2007 and will give the Company and/or the Operating Partnership flexibility to offer and sell from time to time, in one or more offerings, up to $2.0 billion of senior and subordinated debt securities (including Operating Partnership notes exchangeable for Company common stock and Company convertible notes), as well as Company common stock, preferred stock and warrants.

On July 27, 2007 and August 3, 2007, the Company entered into four treasury lock contracts with a weighted-average fixed rate of 4.782% on notional amounts aggregating $200.0 million. The contracts expire on April 1, 2008.

On August 6, 2007, the Company used available cash to repay the mortgage loan collateralized by its Embarcadero Center Four property located in San Francisco, California totaling approximately $131.2 million. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 6.79% per annum and was scheduled to mature on February 1, 2008.

On August 7, 2007, the Company sold Democracy Center in Bethesda, Maryland, for approximately $280.5 million. Democracy Center is a Class A office complex that contains an aggregate of approximately 685,000 net rentable square feet. The sale price for the property exceeded its carrying value. In conjunction with the sale, the Company repaid the mortgage financing collateralized by the property totaling approximately $94.6 million. The Company paid a prepayment fee of approximately $2.6 million associated with the repayment. The mortgage loan bore interest at a fixed rate equal to 7.05% per annum and was scheduled to mature on April 1, 2009.

ITEM 2–Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a fully integrated self-administered and self-managed REIT and one of the largest owners and developers of Class A office properties in the United States. Our properties are concentrated in five markets—Boston, midtown Manhattan, Washington, D.C., San Francisco and Princeton, NJ. We generate revenue and cash primarily by leasing our Class A office space to our tenants. Factors we consider when we lease space include the creditworthiness of the tenant, the length of the lease, the rental rate to be paid, the costs of tenant improvements, current and anticipated operating costs and real estate taxes, our current and anticipated vacancy, current and anticipated future demand for office space generally and general economic factors. We also generate cash through the sale of assets, which may be either non-core assets or core assets that command premiums from real estate investors.

Our core strategy has always been to operate in supply constrained markets, so given the combination of strong demand, increasing replacement costs and scarcity of supply, we expect our assets to continue to appreciate over time. Over the past few years there has been a significant change in the ownership of high-quality real estate as foreign buyers, private equity funds and private individuals have purchased public companies, portfolios and major assets. We continue to experience strong rent growth and a reduction of high-quality space alternatives in Boston, New York, Washington, D.C. and San Francisco, and we expect that the aggressive pricing efforts of these new owners will help to continue this favorable trend for sometime. The impact on our rental revenues will be felt gradually, however, given the modest amount of our 2007 lease expirations.

Given current market conditions, we generally believe that the returns we can generate from development will be significantly greater than those we can expect to realize from acquisitions. As a result, our strategy remains unchanged as we continue operating in 2007; we intend to selectively sell assets, reduce the overall size of the in-service portfolio and replace the sold assets with substantial investments in new development opportunities. In August 2007, we sold Democracy Center, a Class A office property in Bethesda, Maryland, for approximately $280.5 million. With the addition of this sale, we have completed over $4.1 billion of asset sales over the past two years. Excluding 5 Times Square, we have already sold or have under contract for sale in 2007, an additional $582 million of assets compared to our stated expectation for a minimum of $500 million of asset sales during the year. During 2006, we started more than $300 million of developments and, in 2007, we anticipate starting approximately $1.7 billion of developments, including commencing construction on our approximately 1.0 million square foot office tower in New York City on West 55th Street. While the asset sales will have the impact of dampening our short-term, year-to-year earnings growth rate, we believe our intensive focus on new development will enhance our long-term return on equity and earnings growth as these developments are placed in-service in 2009, 2010 and 2011.

The highlights of the three months ended June 30, 2007 included the following:

•

On April 5, 2007, we sold our Newport Office Park located in Quincy, Massachusetts, for approximately $37.0 million. Newport Office Park is a Class A office property consisting of approximately 172,000 net rentable square feet. Net cash proceeds totaled approximately $33.7 million.

•	On April 11, 2007, we acquired a parcel of land located in Springfield, Virginia, for a purchase price of approximately $25.6 million.

•

On April 12, 2007, we entered into an agreement for the sale of a parcel of land located in Washington, D.C. for approximately $33.7 million. In addition, we entered into a development management agreement with the buyer to develop on the parcel a Class A office property totaling approximately 165,000 net rentable square feet. The sale is subject to the satisfaction of customary closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated or at all.

•

On May 9, 2007, we used available cash to repay the mortgage loan collateralized by our 250 West 55th Street project located in New York City totaling approximately $160.0 million. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a variable rate equal to LIBOR plus 0.40% per annum and was scheduled to mature in January 2009.

•

On May 17, 2007, we obtained mortgage financing totaling $25.0 million collateralized by our Montvale Center property located in Gaithersburg, Maryland. Montvale Center is a Class A office property consisting of approximately 123,000 net rentable square feet. The mortgage financing bears interest at a fixed rate equal to 5.93% per annum and matures on June 6, 2012.

•

On June 1, 2007, our Value-Added Fund sold Worldgate Plaza located in Herndon, Virginia for approximately $109.0 million. Worldgate Plaza is an office complex consisting of approximately 322,000 net rentable square feet. Net cash proceeds totaled approximately $50.5 million, of which our share was approximately $20.3 million, after the repayment of the mortgage indebtedness of $57.0 million. The mortgage loan bore interest at a variable rate equal to LIBOR plus 0.89% per annum and was scheduled to mature on December 1, 2007.

•

On June 11, 2007, we entered into a lease agreement with The Trustees of Princeton University for a build-to-suit project with approximately 120,000 net rentable square feet of Class A office space which we have the rights to acquire on land located in Princeton, New Jersey. We expect that the building will be complete and available for occupancy during the fourth quarter of 2009.

•

On June 22, 2007, a joint venture in which we have a 50% interest entered into agreements to complete the assemblage for its development site at Eighth Avenue and 46th Street in New York City consisting of an approximately 840,000 net rentable square foot Class A office property.

Transactions completed subsequent to June 30, 2007:

•

On July 16, 2007, we entered into a joint venture with an unrelated third party to develop a Class A office complex aggregating approximately 425,000 net rentable square feet located in Anne Arundel County, Maryland. The joint venture partner contributed the land for a 50% interest. We will contribute cash of approximately $14.9 million for our 50% interest in the joint venture. The joint venture has commenced construction on an approximately 114,000 net rentable square foot Class A office property on the site.

On July 25, 2007, we, together with our Operating Partnership, filed a combined so-called “universal shelf” registration statement with the Securities and Exchange Commission to update and replace a series of existing registration statements covering the possible issuance by us or our Operating Partnership of various equity and debt securities. This registration statement was declared effective by the SEC on August 6, 2007 and will give us and/or our Operating Partnership flexibility to offer and sell from time to time, in one or more offerings, up to $2.0 billion of senior and subordinated debt securities (including notes of our Operating Partnership exchangeable for our common stock and convertible notes), as well as our common stock, preferred stock and warrants.

On July 27, 2007 and August 3, 2007, we entered into four treasury lock contracts with a weighted-average fixed rate of 4.782% on notional amounts aggregating $200.0 million. The contracts expire on April 1, 2008.

On August 6, 2007, we used available cash to repay the mortgage loan collateralized by our Embarcadero Center Four property located in San Francisco, California totaling approximately $131.2 million. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 6.79% per annum and was scheduled to mature on February 1, 2008.

On August 7, 2007, we sold Democracy Center in Bethesda, Maryland, for approximately $280.5 million. Democracy Center is a Class A office complex that contains an aggregate of approximately 685,000 net rentable square feet. The sale price for the property exceeded its carrying value. In conjunction with the sale, we repaid the mortgage financing collateralized by the property totaling approximately $94.6 million. We paid a prepayment fee of approximately $2.6 million associated with the repayment. The mortgage loan bore interest at a fixed rate equal to 7.05% per annum and was scheduled to mature on April 1, 2009.

Update on Recent Regulatory Initiatives

On July 25, 2007, the FASB authorized a FASB Staff Position (the “proposed FSP”) that would require the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. If issued as currently contemplated, the proposed FSP would require that the initial debt proceeds from the sale of our $862.5 million of 2.875% exchangeable senior notes due 2037 and $450.0 million of 3.75% exchangeable senior notes due 2036 be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt. To allocate the proceeds in this manner, the issuer would first need to determine the carrying amount of the liability component, which would be based on the fair value of a similar liability (excluding the embedded conversion option). The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. The proposed FSP would be effective for financial statements issued for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. The proposed FSP would be applied retrospectively to our outstanding exchangeable senior notes for all periods presented. Based on our current understanding of the application of the proposed FSP, this would result in an aggregate of approximately $18 million of additional non-cash interest expense for fiscal 2007. The additional expense will increase in subsequent reporting periods through the first optional redemption date as the debt accretes to its par value over the same period. There can be no assurance that the proposed FSP will be issued in the form currently contemplated by the FASB, or at all, and therefore its ultimate impact on our interest expense may differ materially from the aforementioned estimates.

Legislation was recently introduced in Congress that would treat publicly traded partnerships as corporations for federal income tax purposes if the partnership directly or indirectly derives income from certain investment adviser or asset management services. Because certain of Boston Properties Limited Partnership’s current activities could constitute investment adviser or asset management services as defined for these purposes, unless transfers of ownership of interests in Boston Properties Limited Partnership are limited in a manner that complies with certain regulatory safe harbors or another exception applies, it is possible that this legislation, if enacted, could cause Boston Properties Limited Partnership to be taxable as a corporation. Classification of Boston Properties Limited Partnership as a corporation would also cause Boston Properties, Inc. to fail to qualify as a REIT. Under a transitional rule contained in one version of the proposed legislation, Boston Properties Limited Partnership would be exempt from the new rules until its taxable year beginning January 1, 2013. An alternative proposal, however, would shorten the transition period to make the new law applicable to existing publicly-traded partnerships beginning January 1, 2008, and it is possible that any legislation ultimately enacted could be effective immediately or possibly even retroactively.

Congress is also considering legislative proposals to treat all or part of certain income allocated to a partner by a partnership in respect of certain services provided to or for the benefit of the partnership (“carried interest revenue”) as ordinary income for U.S. federal income tax purposes. While the current legislative proposal provides that such income will nevertheless retain its original character for purposes of the REIT qualification tests, it is not clear what form any such final legislation would take. Furthermore, under the proposed legislation, carried interest revenue could be treated as non-qualifying income for purposes of the “qualifying income” exception to the publicly-traded partnership rules. If enacted, this could result in Boston Properties Limited Partnership being taxable as a corporation for U.S. federal income tax purposes if the amount of any such carried interest revenue plus any other non-qualifying income earned by Boston Properties Limited Partnership exceeds 10% of its gross income in any taxable year.

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

If our estimates of collectibility differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases was approximately 7.3 years as of June 30, 2007. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and frequent monitoring of our portfolio to identify potential problem tenants.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the three and six months ended June 30, 2007 and 2006.

At June 30, 2007 and June 30, 2006, we owned or had interests in a portfolio of 134 and 124 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the three and six months ended June 30, 2007 and 2006 show separately the changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the Total Property Portfolio.

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

Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 111 properties totaling approximately 27.8 million net rentable square feet of space. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2006 and owned through June 30, 2007. In addition, the Same Property Portfolio includes our Cambridge Center Marriott hotel property, but does not include the Long Wharf Marriott hotel property, which was sold on March 23, 2007. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after January 1, 2006 or disposed of on or prior to June 30, 2007. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the six months ended June 30, 2007 and 2006 with respect to the properties which were acquired, placed in-service, repositioned or sold.

During July 2006, we placed in-service our Capital Gallery expansion project, consisting of a ten-story addition totaling approximately 319,000 net rentable square feet of Class A office space located in Washington, D.C. The project entailed removing a three-story, low-rise section of the property from in-service status and developing it into a ten-story office building resulting in a total complex size of approximately 615,000 net rentable square feet. In April 2006, tenants began to take initial occupancy. This property is included in Properties Repositioned for the six months ended June 30, 2007 and June 30, 2006.

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue:
Rental Revenue	$607,969	$581,794	$26,175	4.49%	$9,771	$69,335	$21,191	$12	$14,300	$10,390	$13,219	$8,325	$666,450	$669,856	$(3,406)	(0.51)%
Termination Income	3,279	2,212	1,067	48.24%	—	—	—	—	—	—	—	—	3,279	2,212	1,067	48.24%

Total Rental Revenue	611,248	584,006	27,242	4.66%	9,771	69,335	21,191	12	14,300	10,390	13,219	8,325	669,729	672,068	(2,339)	(0.35)%

Real Estate Operating Expenses	211,907	196,618	15,289	7.78%	1,690	21,342	6,650	5	3,460	1,685	3,492	2,190	227,199	221,840	5,359	2.42%

Net Operating Income, excluding hotels	399,341	387,388	11,953	3.09%	8,081	47,993	14,541	7	10,840	8,705	9,727	6,135	442,530	450,228	(7,698)	(1.71)%

Hotel Net Operating Income (1)	3,613	2,758	855	31.00%	—	—	—	—	—	—	—	—	3,613	2,758	855	31.0%

Consolidated Net Operating Income (1)	402,954	390,146	12,808	3.29%	8,081	47,993	14,541	7	10,840	8,705	9,727	6,135	446,143	452,986	(6,843)	(1.51)%

Other Revenue:
Development and Management Services	—	—	—	—	—	—	—	—	—	—	—	—	9,857	9,601	256	2.67%
Interest and Other	—	—	—	—	—	—	—	—	—	—	—	—	43,193	10,513	32,680	310.85%

Total Other Revenue	—	—	—	—	—	—	—	—	—	—	—	—	53,050	20,114	32,936	163.75%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	—	—	33,099	30,438	2,661	8.74%
Interest	—	—	—	—	—	—	—	—	—	—	—	—	147,669	153,266	(5,597)	(3.65)%
Depreciation and amortization	127,554	119,837	7,717	6.44%	—	8,768	11,320	—	4,049	3,342	2,176	1,135	145,099	133,082	12,017	9.03%
Loss from early extinguishments of debt	—	—	—	—	—	—	—	—	—	—	—	—	722	31,924	(31,202)	(97.74)%

Total Other Expenses	127,554	119,837	7,717	6.44%	—	8,768	11,320	—	4,049	3,342	2,176	1,135	326,589	348,710	(22,121)	(6.34)%

Income before minority interests	$275,400	$270,309	$5,091	1.88%	$8,081	$39,225	$3,221	$7	$6,791	$5,363	$7,551	$5,000	$172,604	$124,390	$48,214	38.76%
Income from unconsolidated joint ventures	$18,191	$3,313	$14,878	449.08%	$42	$(167)	$—	$(179)	$—	$—	$—	$—	18,233	2,967	15,266	514.52%
Income from discontinued operations, net of minority interest	$—	$—	$—	—	$1,282	$3,858	$—	$—	$—	$—	$—	$—	1,282	3,858	(2,576)	(66.77)%
Minority interest in property partnership													—	2,013	(2,013)	(100.0)%
Minority interest in Operating Partnership													(28,266)	(26,468)	(1,798)	6.79%
Gains on sales of real estate, net of minority interest													620,262	585,844	34,418	5.87%
Gains on sales of real estate from discontinued operations, net of minority interest													173,815	—	173,815	100.0%

Net Income available to common shareholders													$957,930	$692,604	$265,326	38.31%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 34. Hotel Net Operating Income for the six months ended June 30, 2007 and 2006 are comprised of Hotel Revenue of $16,044 and $13,279 less Hotel Expenses of $12,431 and $10,521 respectively per the Consolidated Income Statement.

Rental Revenue

The decrease of approximately $3.4 million in the Total Property Portfolio is comprised of increases and decreases within the five categories that comprise our Total Property Portfolio. Rental revenue from the Same Property Portfolio increased approximately $26.2 million, Properties Sold decreased approximately $59.6 million, Properties Acquired increased approximately $21.2 million, Properties Placed In-Service increased approximately $3.9 million and Properties Repositioned increased approximately $4.9 million.

We incur certain tenant specific property costs for which we are reimbursed from our tenants. Starting in 2007, we have included these reimbursements in rental revenue and included the tenant specific operating cost within real estate operating expenses. This income and expense classification in 2007 results in a presented increase to comparable rental revenue and real estate operating expenses, however does not impact our consolidated net operating income. For the six months ended June 30, 2007 and 2006, the rental income and real estate operating expense gross up was approximately $4.5 million and $5.1 million, respectively.

Rental revenue from the Same Property Portfolio increased approximately $26.2 million for the six months ended June 30, 2007 compared to 2006. Included in rental revenue is an overall increase in base rental revenue of approximately $15.0 million. Approximately $9.2 million of the increase from the Same Property Portfolio was due to an increase in recoveries from tenants which correlates with the increase in operating expenses. We collected almost $2.0 million in connection with a modification to the calculation of a tenant’s real estate tax operating expense obligation from a lease that commenced in 1999 and was adjusted for the last six years. The remaining $1.6 million increase related to parking and other income. We expect occupancy to remain level and same property net operating income to grow approximately 3% over our same property net operating income in 2006. In addition, we expect straight-line rents and FAS 141 adjustments for the remainder of 2007 to contribute between $8 million and $10 million to rental revenue per quarter.

The acquisitions of 6601 & 6605 Springfield Center Drive, 103 Fourth Avenue and Kingstowne Towne Center during the six months ended June 30, 2007 as well as the acquisitions during 2006 increased rental revenue from Properties Acquired by approximately $21.2 million for the six months ended June 30, 2007 as detailed below:

		Rental Revenue for the six months ended June 30
Property	Date Acquired	2007	2006	Change
		(in thousands)
Four and Five Cambridge Center	November 30, 2006	$8,473	—	$8,473
3200 Zanker Road	August 10, 2006	5,358	—	5,358
Kingstowne Towne Center	March 30, 2007	3,335	—	3,335
303 Almaden Avenue	June 30, 2006	3,190	12	3,178
6601 & 6605 Springfield Center Drive	January, 2007	491	—	491
103 Fourth Avenue	January 29, 2007	344	—	344

Total		$21,191	$12	$21,179

The increase in rental revenue from Properties Placed In-Service relates to placing in-service our Seven Cambridge Center development project in the first quarter of 2006 and our 12290 Sunrise Valley development project in the second quarter of 2006. Rental revenue from Properties Placed In-Service increased approximately $3.9 million, as detailed below:

		Rental Revenue for the six months ended June 30
Property	Date Placed In-Service	2007	2006	Change
		(in thousands)
Seven Cambridge Center	First Quarter, 2006	$11,140	$9,083	$2,057
12290 Sunrise Valley	Second Quarter, 2006	3,160	1,307	1,853

Total		$14,300	$10,390	$3,910

Rental revenue from Properties Repositioned for the six months ended June 30, 2007 increased approximately $4.9 million over the six months ended June 30, 2006. Our Capital Gallery expansion project is included in Properties Repositioned for the six months ended June 30, 2007 and June 30, 2006. In April 2006, tenants began to take occupancy and we placed our Capital Gallery expansion project in-service in July 2006.

The aggregate increase in rental revenue was offset by the sales of 5 Times Square in February 2007 and 280 Park Avenue in June 2006. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property. Rental Revenue from Properties Sold decreased by approximately $59.6 million, as detailed below:

		Rental Revenue for the six months ended June 30
Property	Date Sold	2007	2006	Change
		(in thousands)
5 Times Square	February 15, 2007	$9,771	$36,994	$(27,223)
280 Park Avenue	June 6, 2006	—	32,341	(32,341)

Total		$9,771	$69,335	$(59,564)

Termination Income

Termination income for the six months ended June 30, 2007 was related to ten tenants across the Total Property Portfolio that terminated their leases, and we recognized termination income totaling approximately $3.3 million. This compared to termination income of approximately $2.2 million for the six months ended June 30, 2006 related to ten tenants. We currently anticipate realizing approximately $1.0 million in termination income per quarter for the remainder of 2007.

Real Estate Operating Expenses

The $5.4 million increase in property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property Portfolio is comprised of increases and decreases within five categories that comprise our Total Property Portfolio. Operating expenses for the Same Property Portfolio increased approximately $15.3 million, Properties Sold decreased approximately $19.7 million, Properties Acquired increased approximately $6.6 million, Properties Placed In-Service increased approximately $1.8 million and Properties Repositioned increased approximately $1.3 million.

We incur certain tenant specific property costs for which we are reimbursed from our tenants. Starting in 2007, we have included these reimbursements in rental revenue and included the tenant specific operating cost within real estate operating expenses. This income and expense classification in 2007 results in a presented increase to comparable rental revenue and real estate operating expenses, however does not impact our consolidated net operating income. For the six months ended June 30, 2007 and 2006, the rental income and real estate operating expense gross up was approximately $4.5 million and $5.1 million, respectively.

Operating expenses from the Same Property Portfolio increased approximately $15.3 million for the six months ended June 30, 2007 compared to 2006. Included in Same Property Portfolio operating expenses is an increase in utility expenses of approximately $1.9 million, which represents an increase of approximately 4% over the prior year. In addition, real estate taxes increased approximately $4.9 million, a 6% increase due to increased real estate tax assessments.

The acquisitions of 6601 & 6605 Springfield Center Drive, 103 Fourth Avenue, Springfield Metro Center and Kingstowne Towne Center during the six months ended June 30, 2007, as well as the acquisitions during 2006, increased operating expenses from Properties Acquired by approximately $6.6 million for the six months ended June 30, 2007 as detailed below:

		Real Estate Operating Expenses for the six months ended June 30
Property	Date Acquired	2007	2006	Change
		(in thousands)
Four and Five Cambridge Center	November 30, 2006	$3,248	—	$3,248
303 Almaden Avenue	June 30, 2006	1,135	5	1,130
3200 Zanker Road	August 10, 2006	1,024	—	1,024
103 Fourth Avenue	January 29, 2007	312	—	312
Kingstowne Towne Center	March 30, 2007	812	—	812
6601 & 6605 Springfield Center Drive	January, 2007	92	—	92
Springfield Metro Center	April 11, 2007	27	—	27

Total		$6,650	$5	$6,645

The increase in operating expenses from Properties Placed In-Service relates to placing in-service our Seven Cambridge Center development project in the first quarter of 2006 and our 12290 Sunrise Valley development project in the second quarter of 2006. Operating expenses from Properties Placed In-Service increased approximately $1.8 million, as detailed below:

		Real Estate Operating Expenses for the six months ended June 30
Property	Date Placed In-Service	2007	2006	Change
		(in thousands)
Seven Cambridge Center	First Quarter, 2006	$2,829	$1,567	$1,262
12290 Sunrise Valley	Second Quarter, 2006	631	118	513

Total		$3,460	$1,685	$1,775

Operating expenses from Properties Repositioned for the six months ended June 30, 2007 increased approximately $1.3 million over the six months ended June 30, 2006. Our Capital Gallery expansion project is included in Properties Repositioned for the six months ended June 30, 2007 and June 30, 2006. In April 2006, tenants began to take occupancy and we placed our Capital Gallery expansion project in-service in July 2006.

A decrease of approximately $19.7 million in the Total Property Portfolio operating expenses was due to the sales of 5 Times Square in February 2007 and 280 Park Avenue in June 2006, as detailed below:

		Real Estate Operating Expenses for the six months ended June 30
Property	Date Sold	2007	2006	Change
		(in thousands)
5 Times Square	February 15, 2007	$1,690	$7,289	$(5,599)
280 Park Avenue	June 6, 2006	—	14,053	(14,053)

Total		$1,690	$21,342	$(19,652)

We continue to review and monitor the impact of rising insurance and energy costs, as well as other factors, on our operating budgets for fiscal year 2007. Because some operating expenses are not recoverable from tenants, an increase in operating expenses due to one or more of the foregoing factors could have an adverse effect on our results of operations.

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased approximately $0.9 million for the six months ended June 30, 2007 as compared to 2006. For the six months ended June 30, 2007 and 2006, the operations of the Long Wharf Marriott has been included as part of discontinued operations due to its sale on March 23, 2007. We expect the Cambridge hotel to contribute between $9.0 million and $9.5 million to net operating income for 2007, an increase of approximately 13% over 2006.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the six months ended June 30, 2007 and 2006. For the six months ended June 30, 2006, our hotel underwent a room renovation project which totaled approximately $5.6 million.

	2007	2006	Percentage Change
Occupancy	78.4%	68.6%	14.2%
Average daily rate	$202.76	$187.35	8.2%
Revenue per available room, REVPAR	$158.86	$132.19	20.2%

Development and Management Services

Development and Management Services income increased approximately $0.3 million for the six months ended June 30, 2007 compared to 2006. We have maintained management contracts following the sale of 5 Times Square on February 15, 2007 and 280 Park Avenue on June 6, 2006. As we complete our joint venture project at 505 9th Street and several large tenant improvement projects we expect development and management fee income to decrease.

Interest and Other Income

Interest and other income increased approximately $32.7 million for the six months ended June 30, 2007 compared to 2006 as a result of higher overall interest rates and increased average cash balances. In February 2007, we issued $862.5 million of unsecured exchangeable senior notes. On February 15, 2007, we completed the sale of our long-term leasehold interest in 5 Times Square in New York City for approximately $1.28 billion in cash. On March 23, 2007, we completed the sale of the Long Wharf Marriott for approximately $225.6 million in cash and on April 5, 2007 we completed the sale of Newport Office Park for approximately $33.7 million in cash. The sale of our Long Wharf Marriott hotel was completed as part of a “like-kind exchange” under Section 1031 of the Internal Revenue Code.

We expect that our aggregate distributions for the 2007 tax year will include, in addition to our regular quarterly distributions, at least that portion of the 2007 property sale proceeds necessary for us to avoid paying corporate level tax on the otherwise taxable gain. As our development activities intensify, the amount of our cash invested in these assets will result in a corresponding reduction in our interest income as well as in increase in our capitalized interest expense.

Other Expenses

General and Administrative

General and administrative expenses increased approximately $2.7 million for the six months ended June 30, 2007 compared to 2006 due to a full run rate on our stock based compensation and increases in base compensation. During the six months ended June 30, 2007 we recognized additional expense related to abandoned project costs and moving expenses related to the relocation of our corporate office. We anticipate our general and administrative expenses to be approximately $17.0 million each quarter for the year 2007. With the increased development activity in 2007 and into 2008, we expect capitalized wages to increase.

Commencing in 2003, we issued restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under the 1997 Stock Option and Incentive Plan as our primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of our restricted stock. Employees vest in restricted stock and LTIP Units over a four- or five-year term (for awards granted between 2003 and November 2006, vesting is over a five-year term with annual vesting of 0%, 0%, 25%, 35% and 40%; and for awards granted after November 2006, vesting will occur in equal annual installments over a four-year term). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. LTIP Units that were issued in January 2005 and any future LTIP Unit awards will be valued using an option pricing model in accordance with the provisions of SFAS No. 123R. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “stock-based compensation.” Stock-based compensation associated with approximately $11.3 million of restricted stock and LTIP Units granted in April 2006 and approximately $18.5 million of restricted stock and LTIP Units granted in January 2007 will be incurred ratably as such restricted stock and LTIP Units vest.

Interest Expense

Interest expense for the Total Property Portfolio decreased approximately $5.6 million for the six months ended June 30, 2007 compared to 2006. The decrease is due to (1) the repayment of outstanding mortgage debt in connection with the sale of 280 Park Avenue in June 2006 which decreased interest expense by $8.4 million, (2) the repayment of our mortgage loans collateralized by Capital Gallery, 191 Spring Street, 101 Carnegie Center, Seven Cambridge Center and Embarcadero Center Three, which decreased interest expense approximately $8.0 million, and (3) an increase in capitalized interest costs which results in a decrease of interest expense of approximately $5.8 million. These decreases were offset by (1) an increase of approximately $4.5 million related to interest paid on the $450 million unsecured exchangeable senior notes issued in the second quarter of 2006 by our Operating Partnership at a per annum interest rate of 3.75%, (2) an increase of approximately $11.7 million related to interest paid on the $862.5 million unsecured exchangeable senior notes issued in the first quarter of 2007 by our Operating Partnership at an effective per annum interest rate of 3.438% and (3) an increase of approximately $1.0 million related to the acquisition of Kingstowne Towne Center on March 30, 2007. The remaining decrease is attributed to scheduled loan amortization on our outstanding debt.

At June 30, 2007, our variable rate debt consisted of our construction loan at South of Market. The following summarizes our outstanding debt as of June 30, 2007 and June 30, 2006:

	June 30,
	2007	2006
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$5,548,786	$4,101,345
Variable rate	70,816	732,056

Total	$5,619,602	$4,833,401

Percent of total debt:
Fixed rate	98.74%	84.85%
Variable rate	1.26%	15.15%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	5.71%	5.90%
Variable rate	6.63%	5.70%

Total	5.72%	5.87%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $12.0 million for the six months ended June 30, 2007 compared to 2006. Approximately $7.7 million related to increases in the Same Property Portfolio and approximately $11.3 million related to the recent acquisition activity. An increase of approximately $0.7 million was due to the placing in-service of our Seven Cambridge Center development project in the first quarter of 2006 and our 12290 Sunrise Valley development project in the second quarter of 2006 and approximately $1.0 million was attributed to Properties Repositioned. These increases were offset by a decrease of approximately $8.8 million due to the sales of 5 Times Square in February 2007 and 280 Park Avenue in June 2006.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the six months ended June 30, 2007 and 2006 were $5.1 million and $2.9 million, respectively. These costs are not included in the general and administrative expenses discussed above. We expect capitalized wages to increase proportionately with our increased development activity into 2007 and 2008. Interest capitalized for the six months ended June 30, 2007 and 2006 was $12.3 million and $3.0 million, respectively. These costs are not included in the interest expense referenced above.

Losses from early extinguishments of debt

On February 12, 2007, we refinanced our mortgage loan collateralized by 599 Lexington Avenue located in New York City. The new mortgage financing totaling $750.0 million bears interest at a fixed interest rate of 5.57% per annum and matures on March 1, 2017. The net proceeds of the new loan were used to refinance the $225.0 million mortgage loan on 599 Lexington Avenue and the $475.0 million mortgage loan on Times Square Tower. In connection with the refinancing, the lien of the Times Square Tower mortgage was spread to 599 Lexington Avenue and released from Times Square Tower so that Times Square Tower is no longer encumbered by any mortgage debt. There was no prepayment penalty associated with the repayment. The Company recognized a loss from early extinguishment of debt totaling approximately $0.7 million consisting of the write-off of unamortized deferred financing costs.

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

Income from Unconsolidated Joint Ventures

For the six months ended June 30, 2007, income from unconsolidated joint ventures increased approximately $15.3 million. On June 1, 2007, our Value-Added Fund sold Worldgate Plaza located in Herndon, Virginia for approximately $109.0 million. Worldgate Plaza is an office complex consisting of approximately 322,000 net rentable square feet. Net cash proceeds totaled approximately $50.5 million, of which our share was approximately $20.3 million, after the repayment of the mortgage indebtedness of $57.0 million. Our share of the gain is included as income in joint ventures was approximately $15.5 million which amount reflects the achievement of certain return thresholds as provided for in the joint venture agreement.

Our joint venture project at 505 9th Street is expected to be placed in-service during the third quarter of 2007. We have a 50% interest in this project.

Income from discontinued operations, net of minority interest

For the six months ended June 30, 2007 and June 30, 2006, the properties included in discontinued operations consisted of our Long Wharf Marriott hotel in Boston, Massachusetts and Newport Office Park in Quincy, Massachusetts.

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

Minority interest in Operating Partnership

Minority interest in Operating Partnership increased $1.8 million for the six months ended June 30, 2007 compared to 2006 related to the minority interest in our Operating Partnership’s income allocation related to an underlying increase in allocable income. This increase was offset by decreases related to the redemption in ownership interests for the six months ended June 30, 2007.

Gains on sales of real estate, net of minority interest

On February 15, 2007, we sold the long-term leasehold interest in 5 Times Square in New York City and related credits, for approximately $1.28 billion in cash. Net cash proceeds totaled approximately $1.23 billion, resulting in a gain on sale of approximately $604.9 million (net of minority interest share of approximately $108.7 million). In conjunction with the sale, we have agreed to provide to the buyer monthly revenue support from the closing date until December 31, 2008. The aggregate amount of the revenue support payments was approximately $1.6 million and has been recorded as a purchase price adjustment and included in Other Liabilities within our Consolidated Balance Sheets. As of June 30, 2007, the revenue support obligation totaled approximately $0.4 million.

During the six months ended June 30, 2007, we signed a new qualifying lease for approximately 22,000 net rentable square feet of our remaining 47,659 net rentable square foot master lease obligation related to the 2006 sale of 280 Park Avenue resulting in the recognition of approximately $15.4 million (net of minority interest share of approximately $2.6 million) as additional gain on sale of real estate. We had deferred approximately $67.3 million of the gain on sale of 280 Park Avenue, which amount represented the maximum obligation under the master lease. As of June 30, 2007, the remaining master lease obligation totaled approximately $26.9 million.

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

Gains on sales of real estate from discontinued operations, net of minority interest

On March 23, 2007, we sold the Long Wharf Marriott, a 402-room hotel located in Boston, Massachusetts, for approximately $231.0 million. Net cash proceeds totaled approximately $225.6 million, resulting in a gain on sale of approximately $162.2 million (net of minority interest share of approximately $28.7 million). On April 5, 2007, we sold Newport Office Park, an approximately 172,000 net rentable square foot Class A office property located in Quincy, Massachusetts, for approximately $37.0 million. Net cash proceeds totaled approximately $33.7 million, resulting in a gain on sale of approximately $11.5 million (net of minority interest share of approximately $ 2.1 million).

Comparison of the three months ended June 30, 2007 to the three months ended June 30, 2006.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 114 properties totaling approximately 28.6 million net rentable square feet of space. The Same Property Portfolio includes properties acquired or placed in-service on or prior to April 1, 2006 and owned through June 30, 2007. In addition, the Same Property Portfolio includes our Cambridge Center Marriott hotel property, but does not include the Long Wharf Marriott hotel property, which was sold on March 23, 2007. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after April 1, 2006 or disposed of on or prior to June 30, 2007. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended June 30, 2007 and 2006 with respect to the properties which were acquired, placed in-service, repositioned or sold.

During July 2006, we placed in-service our Capital Gallery expansion project, consisting of a ten-story addition totaling approximately 319,000 net rentable square feet of Class A office space located in Washington, D.C. The project entailed removing a three-story, low-rise section of the property from in-service status and developing it into a ten-story office building resulting in a total complex size of approximately 615,000 net rentable square feet. In April 2006, tenants began to take initial occupancy. This property is included in Properties Repositioned for the three months ended June 30, 2007 and June 30, 2006.

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue:
Rental Revenue	$314,701	$296,778	$17,923	6.04%	$—	$32,492	$12,505	$12	$—	$—	$6,524	$5,084	$333,730	$334,366	$(636)	(0.19)%
Termination Income	728	1,400	(672)	(48.0)%	—	—	—	—	—	—	—	—	728	1,400	(672)	(48.0)%

Total Rental Revenue	315,429	298,178	17,251	5.79%	—	32,492	12,505	12	—	—	6,524	5,084	334,458	335,766	(1,308)	(0.39)%

Real Estate Operating Expenses	108,096	98,871	9,225	9.33%	—	9,612	3,768	5	—	—	1,760	1,245	113,624	109,733	3,891	3.55%

Net Operating Income, excluding hotels	207,333	199,307	8,026	4.03%	—	22,880	8,737	7	—	—	4,764	3,839	220,834	226,033	(5,199)	(2.30)%

Hotel Net Operating Income(1)	2,918	2,851	67	2.35%	—	—	—	—	—	—	—	—	2,918	2,851	67	2.35%

Consolidated Net Operating Income(1)	210,251	202,158	8,093	4.00%	—	22,880	8,737	7	—	—	4,764	3,839	223,752	228,884	(5,132)	(2.24)%

Other Revenue:
Development and Management Services	—	—	—	—	—	—	—	—	—	—	—	—	5,130	5,227	(97)	(1.86)%
Interest and Other	—	—	—	—	—	—	—	—	—	—	—	—	26,205	8,554	17,651	206.35%

Total Other Revenue	—	—	—	—	—	—	—	—	—	—	—	—	31,335	13,781	17,554	127.38%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	—	—	16,291	15,796	495	3.13%
Interest	—	—	—	—	—	—	—	—	—	—	—	—	73,743	78,449	(4,706)	(6.0)%
Depreciation and amortization	67,068	63,017	4,051	6.43%	—	3,348	6,475	—	—	—	1,078	712	74,621	67,077	7,544	11.25%
Loss from early extinguishments of debt	—	—	—	—	—	—	—	—	—	—	—	—	—	31,457	(31,457)	(100.0)%

Total Other Expenses	67,068	63,017	4,051	6.43%	—	3,348	6,475	—	—	—	1,078	712	164,655	192,779	(28,124)	(14.59)%

Income before minority interests	$143,183	$139,141	$4,042	2.91%	$—	$19,532	$2,262	$7	$—	$—	$3,686	$3,127	$90,432	$49,886	$40,546	81.28%
Income from unconsolidated joint ventures	$17,238	$1,926	$15,312	795.02%	$30	$(71)	$—	$(178)	$—	$—	$—	$—	17,268	1,677	15,591	929.70%
Income from discontinued operations, net of minority interest	$—	$—	$—	—	$—	$3,244	$—	$—	$—	$—	$—	$—	—	3,244	(3,244)	(100.0)%
Minority interest in property partnership													—	777	(777)	(100.0)%
Minority interest in Operating Partnership													(17,072)	(11,155)	(5,917)	53.04%
Gains on sales of real estate, net of minority interest													—	581,302	(581,302)	(100.0)%
Gains on sales of real estate from discontinued operations, net of minority interest													11,716	—	11,716	100.0%

Net Income available to common shareholders													$102,344	$625,731	$(523,387)	(83.64)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 34. Hotel Net Operating Income for the three months ended June 30, 2007 and 2006 are comprised of Hotel Revenue of $9,335 and $8,364 less Hotel Expenses of $6,417 and $5,513 respectively per the Consolidated Income Statement.

Rental Revenue

The decrease of approximately $0.7 million in the Total Property Portfolio is comprised of increases and decreases within the five categories that comprise our Total Property Portfolio. Rental revenue from the Same Property Portfolio increased approximately $17.9 million, Properties Sold decreased approximately $32.5 million, Properties Acquired increased approximately $12.5 million and Properties Repositioned increased approximately $1.4 million.

We incur certain tenant specific property costs for which we are reimbursed from our tenants. Starting in 2007, we have included these reimbursements in rental revenue and included the tenant specific operating cost within real estate operating expenses. This income and expense classification in 2007 results in a presented increase to comparable rental revenue and real estate operating expenses, however does not impact our consolidated net operating income. For the three months ended June 30, 2007 and 2006, the rental income and real estate operating expense gross up was approximately $2.2 million and $2.5 million, respectively.

Rental revenue from the Same Property Portfolio increased approximately $17.9 million for the three months ended June 30, 2007 compared to 2006. Included in rental revenue is an overall increase in base rental revenue of approximately $10.8 million. Approximately $7.3 million of the increase from the Same Property Portfolio was due to an increase in recoveries from tenants which correlates with the increase in operating expenses. We collected almost $2.0 million in connection with a modification to the calculation of a tenant’s real estate tax operating expense obligation from a lease that commenced in 1999 and was adjusted for the last six years. We expect occupancy to remain level and same property net operating income to grow approximately 3% over our same property net operating income in 2006. In addition, we expect straight-line rents and FAS 141 adjustments for the remainder of 2007 to contribute between $8 million and $10 million to rental revenue per quarter.

The acquisitions of 6601 & 6605 Springfield Center Drive, 103 Fourth Avenue and Kingstowne Towne Center during 2007 as well as the acquisitions during 2006 increased rental revenue from Properties Acquired by approximately $12.5 million for the three months ended June 30, 2007 as detailed below:

		Rental Revenue for the three months ended June 30
Property	Date Acquired	2007	2006	Change
		(in thousands)
Four and Five Cambridge Center	November 30, 2006	$4,416	—	$4,416
Kingstowne Towne Center	March 30, 2007	3,280	—	3,280
3200 Zanker Road	August 10, 2006	2,742	—	2,742
303 Almaden Avenue	June 30, 2006	1,594	12	1,582
6601 & 6605 Springfield Center Drive	January, 2007	256	—	256
103 Fourth Avenue	January 29, 2007	217	—	217

Total		$12,505	$12	$12,493

Rental revenue from Properties Repositioned for the three months ended June 30, 2007 increased approximately $1.4 million over the three months ended June 30, 2006. Our Capital Gallery expansion project is included in Properties Repositioned for the three months ended June 30, 2007 and June 30, 2006. In April 2006, tenants began to take occupancy and we placed our Capital Gallery expansion project in-service in July 2006.

The aggregate increase in rental revenue was offset by the sales of 5 Times Square in February 2007 and 280 Park Avenue in June 2006. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property. Rental Revenue from Properties Sold decreased by approximately $32.5 million, as detailed below:

		Rental Revenue for the three months ended June 30
Property	Date Sold	2007	2006	Change
		(in thousands)
5 Times Square	February 15, 2007	$—	$18,990	$(18,990)
280 Park Avenue	June 6, 2006	—	13,502	(13,502)

Total		$—	$32,492	$(32,492)

Termination Income

Termination income for the three months ended June 30, 2007 was related to six tenants across the Total Property Portfolio that terminated their leases, and we recognized termination income totaling approximately $0.7 million. This compared to termination income of approximately $1.4 million for the three months ended June 30, 2006 related to seven tenants. We currently anticipate realizing approximately $1.0 million in termination income per quarter for the remainder of 2007.

Real Estate Operating Expenses

The $3.9 million increase in property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property Portfolio is comprised of increases and decreases within five categories that comprise our Total Property Portfolio. Operating expenses for the Same Property Portfolio increased approximately $9.2 million, Properties Sold decreased approximately $9.6 million, Properties Acquired increased approximately $3.8 million and Properties Repositioned increased approximately $0.5 million.

We incur certain tenant specific property costs for which we are reimbursed from our tenants. Starting in 2007, we have included these reimbursements in rental revenue and included the tenant specific operating cost within real estate operating expenses. This income and expense classification in 2007 results in a presented increase to comparable rental revenue and real estate operating expenses, however does not impact our consolidated net operating income. For the three months ended June 30, 2007 and 2006, the rental income and real estate operating expense gross up was approximately $2.2 million and $2.5 million, respectively.

Operating expenses from the Same Property Portfolio increased approximately $9.2 million for the three months ended June 30, 2007 compared to 2006. Included in Same Property Portfolio operating expenses is an increase in utility expenses of approximately $1.3 million, which represents an increase of approximately 7% over the prior year second quarter. In addition, real estate taxes increased approximately $3.7 million, a 10% increase due to increased real estate tax assessments, and approximately $3.6 million increase in repairs and maintenance and other administrative property expenses.

The acquisitions of 6601 & 6605 Springfield Center Drive, 103 Fourth Avenue, Springfield Metro Center and Kingstowne Towne Center during 2007, as well as the acquisitions during 2006, increased operating expenses from Properties Acquired by approximately $3.8 million for the three months ended June 30, 2007 as detailed below:

		Real Estate Operating Expenses for the three months ended June 30
Property	Date Acquired	2007	2006	Change
		(in thousands)
Four and Five Cambridge Center	November 30, 2006	$1,640	—	$1,640
303 Almaden Avenue	June 30, 2006	605	5	600
3200 Zanker Road	August 10, 2006	580	—	580
103 Fourth Avenue	January 29, 2007	136	—	136
Kingstowne Towne Center	March 30, 2007	748	—	748
6601 & 6605 Springfield Center Drive	January, 2007	31	—	31
Springfield Metro Center	April 11, 2007	28	—	28

Total		$3,768	$5	$3,763

Operating expenses from Properties Repositioned for the three months ended June 30, 2007 increased approximately $0.5 million over the three months ended June 30, 2006. Our Capital Gallery expansion project is included in Properties Repositioned for the three months ended June 30, 2007 and June 30, 2006. In April 2006, tenants began to take occupancy and we placed our Capital Gallery expansion project in-service in July 2006.

A decrease of approximately $9.6 million in the Total Property Portfolio operating expenses was due to the sales of 5 Times Square in February 2007 and 280 Park Avenue in June 2006, as detailed below:

		Real Estate Operating Expenses for the three months ended June 30
Property	Date Sold	2007	2006	Change
		(in thousands)
280 Park Avenue	June 6, 2006	$—	$5,669	($5,669)
5 Times Square	February 15, 2007	—	3,943	(3,943)

Total		$—	$9,612	($9,612)

We continue to review and monitor the impact of rising insurance and energy costs, as well as other factors, on our operating budgets for fiscal year 2007. Because some operating expenses are not recoverable from tenants, an increase in operating expenses due to one or more of the foregoing factors could have an adverse effect on our results of operations.

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased approximately $0.1 million for the three months ended June 30, 2007 as compared to 2006. For the three months ended June 30, 2007 and 2006, the operations of the Long Wharf Marriott has been included as part of discontinued operations due to its sale on March 23, 2007. We expect the Cambridge hotel to contribute between $9.0 million and $9.5 million to net operating income for 2007, an increase of approximately 13% over 2006.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the three months ended June 30, 2007 and 2006. For the six months ended June 30, 2006, our hotel underwent a room renovation project which totaled approximately $5.6 million.

	2007	2006	Percentage Change
Occupancy	82.9%	80.3%	3.2%
Average daily rate	$229.81	$216.31	6.2%
Revenue per available room, REVPAR	$190.52	$173.77	9.6%

Development and Management Services

Development and Management Services income decreased approximately $0.1 million for the three months ended June 30, 2007 compared to 2006. We have maintained management contracts following the sale of 5 Times Square on February 15, 2007 and 280 Park Avenue on June 6, 2006. As we complete our joint venture project at 505 9th Street and several large tenant improvement projects we expect development and management fee income to decrease.

Interest and Other Income

Interest and other income increased approximately $17.7 million for the three months ended June 30, 2007 compared to 2006 as a result of higher overall interest rates and increased average cash balances. In February 2007, we issued $862.5 million of unsecured exchangeable senior notes. On February 15, 2007, we completed the sale of our long-term leasehold interest in 5 Times Square in New York City for approximately $1.28 billion in cash. On March 23, 2007, we completed the sale of the Long Wharf Marriott for approximately $225.6 million in cash and, on April 5, 2007, we completed the sale of Newport Office Park for approximately $33.7 million in cash. The sale of our Long Wharf Marriott hotel was completed as part of a “like-kind exchange” under Section 1031 of the Internal Revenue Code.

We expect that our aggregate distributions for the 2007 tax year will include, in addition to our regular quarterly distributions, at least that portion of the 2007 property sale proceeds necessary for us to avoid paying corporate level tax on the otherwise taxable gain. As our development activities intensify, the amount of our cash invested in these assets will result in a corresponding reduction in our interest income as well as in increase in our capitalized interest expense.

Other Expenses

General and Administrative

General and administrative expenses increased approximately $0.5 million for the three months ended June 30, 2007 compared to 2006 due to a full run rate on our stock based compensation and increases in base compensation. During the six months ended June 30, 2007 we recognized additional expense related to abandoned project costs and moving expenses related to the relocation of our corporate office. We anticipate our general and administrative expenses to be approximately $17.0 million each quarter for the year 2007. With the increased development activity in 2007 and into 2008, we expect capitalized wages to increase.

Commencing in 2003, we issued restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under the 1997 Stock Option and Incentive Plan as our primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of our restricted stock. Employees vest in restricted stock and LTIP Units over a four- or five-year term (for awards granted between 2003 and November 2006, vesting is over a five-year term with annual vesting of 0%, 0%, 25%, 35% and 40%; and for awards granted after November 2006, vesting will occur in equal annual installments over a four-year term). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. LTIP Units that were issued in January 2005 and any future LTIP Unit awards will be valued using an option pricing model in accordance with the provisions of SFAS No. 123R. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “stock-based compensation.” Stock-based compensation associated with approximately $11.3 million of restricted stock and LTIP Units granted in April 2006 and approximately $18.5 million of restricted stock and LTIP Units granted in January 2007 will be incurred ratably as such restricted stock and LTIP Units vest.

Interest Expense

Interest expense for the Total Property Portfolio decreased approximately $4.7 million for the three months ended June 30, 2007 compared to 2006. The decrease is due to (1) the repayment of outstanding mortgage debt in connection with the sale of 280 Park Avenue in June 2006 which decreased interest expense by $3.6 million, (2) the repayment of our mortgage loans collateralized by Capital Gallery, 191 Spring Street and Embarcadero Center Three, which decreased interest expense approximately $3.7 million, and (3) an increase in capitalized interest costs which results in a decrease of interest expense of approximately $6.6 million. These decreases were offset by (1) an increase of approximately $7.2 million related to interest paid on the $862.5 million unsecured exchangeable senior notes issued in the first quarter of 2007 by our Operating Partnership at an effective per annum interest rate of 3.438% and (2) an increase of approximately $1.0 million related to the acquisition of Kingstowne Towne Center on March 30, 2007. The remaining decrease is attributed to scheduled loan amortization on our outstanding debt.

At June 30, 2007, our variable rate debt consisted of our construction loan at South of Market. The following summarizes our outstanding debt as of June 30, 2007 and June 30, 2006:

	June 30,
	2007	2006
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$5,548,786	$4,101,345
Variable rate	70,816	732,056

Total	$5,619,602	$4,833,401

Percent of total debt:
Fixed rate	98.74%	84.85%
Variable rate	1.26%	15.15%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	5.71%	5.90%
Variable rate	6.63%	5.70%

Total	5.72%	5.87%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $7.5 million for the three months ended June 30, 2007 compared to 2006. Approximately $4.1 million related to increases in the Same Property Portfolio and approximately $6.5 million related to the recent acquisition activity. An increase of approximately $0.4 million was attributed to Properties Repositioned. These increases were offset by a decrease of approximately $3.3 million due to the sales of 5 Times Square in February 2007 and 280 Park Avenue in June 2006.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the three months ended June 30, 2007 and 2006 were $2.8 million and $1.5 million, respectively. These costs are not included in the general and administrative expenses discussed above. We expect capitalized wages to increase proportionately with our increased development activity into 2007 and 2008. Interest capitalized for the three months ended June 30, 2007 and 2006 was $7.9 million and $1.3 million, respectively. These costs are not included in the interest expense referenced above.

Losses from early extinguishments of debt

In connection with the defeasance of mortgage indebtedness at 280 Park Avenue in June 2006, we recognized a loss from early extinguishment of debt totaling approximately $31.4 million consisting of the difference between the value of the U.S. Treasuries and the principal balance of the mortgage loan totaling approximately $28.2 million and the write-off of unamortized deferred financing costs totaling approximately $3.2 million.

Income from Unconsolidated Joint Ventures

For the three months ended June 30, 2007, income from unconsolidated joint ventures increased approximately $15.6 million. On June 1, 2007, our Value-Added Fund sold Worldgate Plaza located in Herndon, Virginia for approximately $109.0 million. Worldgate Plaza is an office complex consisting of approximately 322,000 net rentable square feet. Net cash proceeds totaled approximately $50.5 million, of which our share was approximately $20.3 million, after the repayment of the mortgage indebtedness of $57.0 million. Our share of the gain is included as income in joint ventures was approximately $15.5 million which amount reflects the achievement of certain return thresholds as provided for in the joint venture agreement.

Our joint venture project at 505 9th Street is expected to be placed in-service during the third quarter of 2007. We have a 50% interest in this project.

Income from discontinued operations, net of minority interest

For the three months ended June 30, 2007, in discontinued operations consisted of our Newport Office Park in Quincy, Massachusetts. For the three months ended June 30, 2006, the properties included in discontinued operations consisted of our Long Wharf Marriott hotel in Boston, Massachusetts and Newport Office Park in Quincy, Massachusetts.

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

Minority interest in Operating Partnership

Minority interest in Operating Partnership increased $5.9 million for the three months ended June 30, 2007 compared to 2006 related to the minority interest in our Operating Partnership’s income allocation related to an underlying increase in allocable income. This increase was offset by decreases related to the redemption in ownership interests for the three months ended June 30, 2007.

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

Gains on sales of real estate from discontinued operations, net of minority interest

On April 5, 2007, we sold Newport Office Park, an approximately 172,000 net rentable square foot Class A office property located in Quincy, Massachusetts, for approximately $37.0 million. Net cash proceeds totaled approximately $33.7 million, resulting in a gain on sale of approximately $11.5 million (net of minority interest share of approximately $ 2.1 million).

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are to:

•	fund normal recurring expenses;

•	fund current development costs not covered under construction loans;

•	meet debt service requirements;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund new property acquisitions; and

•	make the minimum distribution required to maintain our REIT qualification under the Internal Revenue Code of 1986, as amended.

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

We expect that our aggregate distributions for the 2007 tax year will include, in addition to our regular quarterly distributions, at least that portion of 2007 property sale proceeds necessary for us to avoid paying corporate level tax on the otherwise taxable gain, currently estimated to be approximately $810 million. Under applicable tax rules, distributions for the 2007 tax year must be paid by January 30, 2008.

We repaid the mortgage secured by our Embarcadero Center Four on August 6, 2007, and anticipate repaying the mortgages secured by the 500 Series at Carnegie Center in October 2007, prior to their natural maturities. These repayments do not have any prepayment penalties and will utilize approximately $197 million of cash.

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

Cash and cash equivalents were $1.9 billion and $370.4 million at June 30, 2007 and 2006, respectively, representing an increase of $1.5 billion. The increase in cash and cash equivalents was mainly attributed to net proceeds from the sale of 5 Times Square in New York City and Long Wharf Marriott and proceeds from our offering of unsecured exchangeable senior notes offset by dividends and distributions. The following table sets forth increases and decreases in cash flows:

	Three months ended June 30
	2007	2006	Increase
			(Decrease)
	(in thousands)
Net cash provided by operating activities	$311,856	$256,710	$55,146
Net cash provided by (used in) investing activities	877,631	(253,721)	1,131,352
Net cash provided by (used in) financing activities	(29,957)	105,911	(135,868)

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

Cash is used in investing activities to fund acquisitions, development and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash provided by investing activities for the six months ended June 30, 2007 consisted of the following:

Six months ended June 30, 2007
(in thousands)
Net proceeds from the sales of real estate	$1,494,450
Net investments in unconsolidated joint ventures	(5,267)
Acquisitions/additions to real estate	(600,398)
Recurring capital expenditures	(9,650)
Hotel improvements, equipment upgrades and replacements	(846)
Planned non-recurring capital expenditures associated with acquisition properties	(658)

Net cash provided by investing activities	$877,631

Cash used in financing activities for the six months ended June 30, 2007 totaled approximately $30.0 million. This consisted primarily of the $840 million of net proceeds from our exchangeable unsecured senior notes offering and proceeds from mortgage notes payable, offset by the repayment of our Times Square Tower mortgage loan, our secured draw under our Unecured Line of Credit, as well as the payments of dividends and distributions to shareholders and the unitholders of our Operating Partnership. Future debt payments are discussed below under the heading “Debt Financing.”

Capitalization

At June 30, 2007, our total consolidated debt was approximately $5.6 billion. The weighted-average annual interest rate on our consolidated indebtedness was 5.72% and the weighted-average maturity was approximately 5.4 years.

Debt to total market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total market capitalization was approximately $20.1 billion at June 30, 2007. Total market capitalization was calculated using the June 30, 2007 closing stock price of $102.13 per common share and the following: (1) 119,028,081 shares of our common stock, (2) 20,285,414 outstanding common units of partnership interest in Boston Properties Limited Partnership (excluding common units held by Boston Properties, Inc.), (3) an aggregate of 1,676,461 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest in Boston Properties Limited Partnership, (4) an aggregate of 676,752 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (5) our consolidated debt totaling approximately $5.6 billion. Our total consolidated debt at June 30, 2007 represented approximately 27.98% of our total market capitalization. This percentage will fluctuate with changes in the market price of our common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the debt to total market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

Debt Financing

As of June 30, 2007, we had approximately $5.6 billion of outstanding indebtedness, representing 27.98% of our total market capitalization as calculated above consisting of (1) $1.472 billion in publicly traded unsecured debt having a weighted average interest rate of 5.95% per annum and maturities in 2013 and 2015; (2) $450 million of publicly traded exchangeable unsecured debt having an interest rate of 3.75% per annum, an initial optional redemption date in 2013 and maturity in 2036; (3) $862.5 million of publicly traded exchangeable unsecured debt having an interest rate of 2.875% per annum (an effective rate of 3.438% per annum) having an initial optional redemption in 2012 and maturing in 2037; and (4) $2.9 billion of property-specific mortgage debt having a weighted average interest rate of 6.59% per annum and weighted average term of 4.97 years. The table below summarizes our mortgage notes payable, our senior unsecured notes and our Unsecured Line of Credit at June 30, 2007:

	June 30
	2007	2006
	(dollars in thousands)
DEBT SUMMARY:
Balance
Fixed rate mortgage notes payable	$2,785,073	$2,180,079
Variable rate mortgage notes payable	70,816	732,056
Unsecured senior notes, net of discount	1,471,691	1,471,266
Unsecured exchangeable senior notes	1,292,022	450,000
Unsecured line of credit	—	—

Total	$5,619,602	$4,833,401

Percent of total debt:
Fixed rate	98.74%	84.85%
Variable rate	1.26%	15.15%

Total	100.0%	100.0%

Weighted average interest rate at end of period:
Fixed rate	5.71%	5.90%
Variable rate	6.63%	5.70%

Total	5.72%	5.87%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates. As of June 30, 2007, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 1.25% per annum.

Unsecured Line of Credit

On August 3, 2006, we modified our $605.0 million unsecured revolving credit facility (the “Unsecured Line of Credit”) by extending the maturity date from October 30, 2007 to August 3, 2010, with a provision for a one-year extension at our option, subject to certain conditions, and by reducing the per annum variable interest rate on outstanding balances from Eurodollar plus 0.65% to Eurodollar plus 0.55% per annum. Effective March 22, 2007, the per annum variable interest rate was reduced to Eurodollar plus 0.475% and the facility fee, which is payable in equal quarterly installments, was reduced from 15 basis points to 12.5 basis points per annum as a result of an increase in our Operating Partnership’s unsecured debt rating. The Unsecured Line of Credit involves a syndicate of lenders. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced Eurodollar rate. The Unsecured Line of Credit will be available to fund working capital and general corporate purposes, including, without limitation, to fund development of properties, land and property acquisitions and to repay or reduce indebtedness. The Unsecured Line of Credit is a recourse obligation of Boston Properties Limited Partnership.

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

As of June 30, 2007, we had no amount outstanding under the Unsecured Line of Credit with the ability to borrow $583.4 million. We currently have no borrowings outstanding under our Unsecured Line of Credit.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of June 30, 2007 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.296%	$750,000	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.280%	175,000	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.636%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.075%	250,000	June 1, 2015

Total principal			1,475,000
Net discount			(3,309)

Total			$1,471,691

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (the $250 million 12 Year Unsecured Senior Notes that mature on June 1, 2015 are calculated at the U.S. Treasury yield plus 25 basis points), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of June 30, 2007, we were in compliance with each of these financial restrictions and requirements.

Boston Properties Limited Partnership’s investment grade ratings on its unsecured senior notes are as follows:

Rating Organization	Rating
Moody’s	Baa2 (stable)
Standard & Poor’s	BBB+ (stable)
FitchRatings	BBB (stable)

The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating. On March 21, 2007, Standard & Poor’s raised our senior unsecured credit ratings from BBB to BBB+, the outlook remaining stable.

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

In connection with the closing, we and our Operating Partnership entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the initial purchasers, under which we and our Operating Partnership agreed, for the benefit of the holders of the notes, to file with the Securities and Exchange Commission and maintain a shelf registration statement providing for the sale by the holders of the notes and our common stock, if any, issuable upon exchange of the notes. The Operating Partnership will be required to pay liquidated damages in the form of specified additional interest to the holders of the notes if we fail to comply with these obligations; provided that we will not be required to pay liquidated damages with respect to any note after it has been exchanged for any of our common stock. On March 13, 2007, we filed with the SEC a registration statement covering the resale of the notes and shares of common stock issuable upon exchange of the notes. The registration statement was declared effective by the SEC on April 20, 2007.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgages notes payable at June 30, 2007:

Properties	Interest Rate	Principal Amount		Maturity Date
	(in thousands)
599 Lexington Avenue(1)	5.38%	$750,000		March 1, 2017
Citigroup Center	7.19%	489,486	(2)	May 11, 2011
Embarcadero Center One and Two	6.70%	281,900		December 10, 2008
Prudential Center	6.72%	262,538		July 1, 2008
Embarcadero Center Four	6.79%	131,909	(3)	February 1, 2008
Democracy Center	7.05%	94,961	(4)	April 1, 2009
One Freedom Square	5.33%	76,961	(5)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.55%	63,000	(6)	October 1, 2014
202, 206 & 214 Carnegie Center	8.13%	58,647		October 1, 2010
140 Kendrick Street	5.21%	57,778	(7)	July 1, 2013
New Dominion Tech. Park, Bldg. One	7.69%	54,743		January 15, 2021
1330 Connecticut Avenue	4.65%	53,934	(8)	February 26, 2011
Reservoir Place	5.82%	51,144	(9)	July 1, 2009
Kingstowne Two and Retail	5.50%	43,795	(10)	January 1, 2016
504, 506 & 508 Carnegie Center	7.39%	41,585		January 1, 2008
South of Market	6.63%	70,816	(11)	November 21, 2009
10 and 20 Burlington Mall Road	7.25%	35,953	(12)	October 1, 2011
Ten Cambridge Center	8.27%	31,833		May 1, 2010
Sumner Square	7.35%	27,264		September 1, 2013
Montvale Center	5.93%	25,000	(6)	June 6, 2012
Eight Cambridge Center	7.73%	24,844		July 15, 2010
1301 New York Avenue	7.14%	24,251	(13)	August 15, 2009
510 Carnegie Center	7.39%	23,892		January 1, 2008
Reston Corporate Center	6.56%	20,900		May 1, 2008
University Place	6.94%	20,778		August 1, 2021
Kingstowne One	5.50%	20,663	(14)	May 5, 2013
Bedford Business Park	8.50%	17,314		December 10, 2008

Total		$2,855,889

(1)	On December 19, 2006, we terminated our forward-starting interest rate swap contracts and received approximately $10.9 million, which amount will reduce our interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.38% per annum for the financing. The stated interest rate is 5.57% per annum. The mortgage loan requires interest only payments with a balloon payment due at maturity.
(2)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon redemption of the outside members’ equity interest in the limited liability company that owns the property to reflect the fair value of the note. The stated principal balance at June 30, 2007 was $487.2 million. The interest rate used to adjust the portion of debt associated with the redemption to fair value was 6.25% per annum.
(3)	On August 6, 2007, we repaid the mortgage loan collateralized by this property
(4)	In connection with the sale of this property on August 7, 2007, we repaid the mortgage loan collateralized by this property.

(5)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at June 30, 2007 was $71.5 million and the stated interest rate was 7.75% per annum.
(6)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(7)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at June 30, 2007 was $53.2 million and the stated interest rate was 7.51% per annum.
(8)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at June 30, 2007 was $49.2 million and the stated interest rate was 7.58% per annum.
(9)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at June 30, 2007 was $50.1 million and the stated interest rate was 7.0% per annum.
(10)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at June 30, 2007 was $42.7 million and the stated interest rate was 5.99% per annum.
(11)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum.
(12)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(13)	Includes outstanding principal in the amounts of $18.2 million, $4.2 million and $1.9 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75% per annum, respectively.
(14)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at June 30, 2007 was $20.2 million and the stated interest rate was 5.96% per annum.

Off Balance Sheet Arrangements- Joint Venture Indebtedness

We have investments in seven unconsolidated joint ventures (including our investment in the Value-Added Fund which owns two properties) with our effective ownership interests ranging from 5% to 51%. All of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At June 30, 2007, the debt related to these ventures was equal to approximately $599.6 million. The table below summarizes the outstanding debt of these joint venture properties at June 30, 2007:

Properties	Venture Ownership %	Interest Rate	Principal Amount		Maturity Date
	(in thousands)
Metropolitan Square	51%	8.23%	$129,704		May 1, 2010
Market Square North	50%	7.70%	89,052		December 19, 2010
505 9th Street	50%	6.04%	66,703	(1)	See note 1
Eighth Avenue and 46th Street	50%	7.57%	23,600	(2)	May 8, 2008
901 New York Avenue	25%	5.19%	170,000		January 1, 2015
Circle Star	25%	6.57%	42,000	(3)	September 1, 2013
300 Billerica Road	25%	5.69%	7,500	(3)	January 1, 2016
Wisconsin Place	23.89%	6.88%	41,913	(4)	March 11, 2009(4)
Wisconsin Place	23.89%	4.38%	7,311	(5)	January 1, 2008(5)
Wisconsin Place Retail	5%	6.75%	24,985	(6)	March 29, 2010(6)

Total			$602,768

(1)

Amount represents outstanding construction financing under a $60.0 million loan commitment (of which our share is $30.0 million) which bears interest at a fixed rate of 5.73% per annum and a $35.0 million loan commitment (of which our share is $17.5 million) which bears interest at a variable rate of LIBOR plus 1.25% per annum. The financing converts to a ten-year fixed rate loan in October 2007 at an interest rate of 5.73% per annum with a provision for an increase in the borrowing capacity by $35.0 million (of which our share would be $17.5 million). The conversion is subject to conditions which we expect to satisfy. As of June 30, 2007, the interest rate on the variable rate portion of the debt was 6.57% per annum. The weighted-average rate as of June 30, 2007 is reflected in the table.

(2)	The financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum with a maturity of May 8, 2008.
(3)	This property is owned by the Value-Added Fund.
(4)	Amount represents outstanding construction financing under a $96.5 million loan commitment (of which our share is $23.1 million) at a variable rate equal to LIBOR plus 1.50% per annum with a maturity in March 2009. The mortgage debt requires interest only payments with a balloon payment due at maturity. On March 29, 2007, the entity executed an amendment to its construction loan agreement. The outstanding balance on the construction loan was approximately $53.6 million on the $96.5 million commitment. The amended agreement provides for a reduction in the loan commitment amount to $69.1 million. The reduction relates to the repayment of the retail portion of the outstanding balance totaling approximately $15.9 million and an additional reduction in the borrowing capacity of approximately $11.5 million with a corresponding release of collateral in conjunction with the retail entity obtaining new construction financing.
(5)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted to reflect the fair value of the note using an effective interest rate of 4.38% per annum. This note is non-interest bearing with a stated principal balance of $7.5 million (of which our share is approximately $1.8 million) and matures in January 2008. The weighted average rates exclude the impact of this loan. We have agreed, together with our third-party joint venture partners, to guarantee this seller financing on behalf of the land and infrastructure entity.
(6)	Amount represents outstanding construction financing under a $66.0 million loan commitment collateralized by the retail entity of Wisconsin Place. Wisconsin Place is a mixed-use development project consisting of office, retail and residential properties located in Chevy Chase, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.375% per annum and matures on March 29, 2010 with two one-year extension options.

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

In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO, as adjusted, for the three months ended June 30, 2006 which excludes the effects of the losses from early extinguishments of debt associated with the sales of real estate. The adjustment to exclude losses from early extinguishments of debt results when the sale of real estate encumbered by debt requires us to pay the extinguishment costs prior to the debt’s stated maturity and to write-off unamortized loan costs at the date of the extinguishment. Such costs are excluded from the gains on sales of real estate reported in accordance with GAAP. However, we view the losses from early extinguishments of debt associated with the sales of real estate as an incremental cost of the sale transactions because we extinguished the debt in connection with the consummation of the sale transactions and we had no intent to extinguish the debt absent such transactions. We believe that this supplemental adjustment more appropriately reflects the results of our operations exclusive of the impact of our sale transactions.

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

The following table presents a reconciliation of net income available to common shareholders to FFO for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007	2006
	(in thousands)
Net income available to common shareholders	$102,344	$625,731
Add:
Minority Interest in Operating Partnership	17,072	11,155
Less:
Minority interest in property partnership	—	777
Income from unconsolidated joint ventures	17,268	1,677
Gains on sales of real estate, net of minority interest	—	581,302
Gains on sales of real estate from discontinued operations, net of minority interest	11,716	—
Income from discontinued operations, net of minority interest	—	3,244

Income before minority interest in property partnership, income from unconsolidated joint ventures, minority interest in Operating Partnership, gains on sales of real estate and discontinued operations	90,432	49,886
Add:
Real estate depreciation and amortization(1)	76,264	69,773
Income from discontinued operations	—	3,847
Income from unconsolidated joint ventures(2)	1,815	1,677
Less:
Minority interest in property partnership’s share of Funds from Operations	—	211
Preferred distributions	1,084	2,965

Funds from Operations	$167,427	$122,007
Add:
Losses from early extinguishment of debt associated with the sales of real estate	—	31,444

Funds from operations after a supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	167,427	153,451
Less:
Minority interest in the Operating Partnership’s share of Funds from Operations after a supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	24,483	24,061

Funds from Operations available to common shareholders after a supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	$142,944	$129,390

Our percentage share of Funds from Operations—basic	85.38%	84.32%

Weighted average shares outstanding—basic	118,961	113,994

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $74,621 and $67,077 our share of unconsolidated joint venture real estate depreciation and amortization of $2,085 and $2,280 and depreciation and amortization from discontinued operations of $0 and $835, less corporate related depreciation and amortization of $442 and $419 for the three months ended June 30, 2007 and 2006, respectively.
(2)	Excludes approximately $15.5 million related to our share of the gain on sale and related loss from early extinguishment of debt associated with the sale of Worldgate Plaza for the three months ended June 30, 2007.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)		(in thousands)
Basic FFO	$167,427	139,336	$153,451	135,192
Effect of Dilutive Securities
Convertible Preferred Units	1,084	1,676	2,965	4,430
Stock Options and Exchangeable Notes	—	2,023	—	2,182

Diluted FFO	$168,511	143,035	$156,416	141,804
Less: Minority interest in Operating Partnership’s share of diluted FFO	24,004	20,375	23,383	21,199

Company’s share of Diluted FFO(1)	$144,507	122,660	$133,033	120,605

(1)	Our share of diluted Funds from Operations was 85.76% and 85.05% for the quarter ended June 30, 2007 and 2006, respectively.

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

On February 15, 2007, we sold the long-term leasehold interest in 5 Times Square in New York City and related credits, for approximately $1.28 billion in cash. In conjunction with the sale, we have agreed to provide to the buyer monthly revenue support from the closing date until December 31, 2008. The aggregate amount of the revenue support payments will be approximately $1.6 million and has been recorded as a purchase price adjustment and included in Other Liabilities within our Consolidated Balance Sheets. As of June 30, 2007, the revenue support obligation totaled approximately $0.4 million.

In connection with the sale of 280 Park Avenue, we entered into a master lease agreement with the buyer at closing. Under the master lease agreement, we guaranteed that the buyer will receive at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the current leases for this space. The current leases for this space are scheduled to expire at various times between June 2006 and October 2007. The aggregate amount of base rent we have guaranteed over the entire period from 2006 to 2017 is approximately $67.3 million. Our guarantee obligations, which are in the form of base rent payments to the buyer, will be reduced by the amount of base rent payable, whether or not actually paid, under qualifying leases for this space that we obtain from prospective tenants. We will remain responsible for any free rent periods. The buyer will bear all customary leasing costs for this space, including tenant improvements and leasing commissions. During the six months ended June 30, 2007, we signed a new qualifying lease for approximately 22,000 net rentable square feet of our remaining 47,659 net rentable square foot master lease obligation. Our remaining master lease obligation as of June 30, 2007 is approximately $26.9 million which is reflected in the Consolidated Balance Sheet as other liabilities.

Under the purchase and sale agreement for 280 Park Avenue, we have also agreed to provide to the buyer fixed monthly revenue support from the closing date until December 31, 2008. The aggregate amount of the revenue support payments will be approximately $22.5 million and has been recorded as a purchase price adjustment and included in Other Liabilities within our Consolidated Balance Sheets. As of June 30, 2007, the revenue support obligation totaled approximately $10.7 million.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating and assessing the impact of this statement.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

Approximately $5.5 billion of our borrowings bear interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. As of June 30, 2007, the weighted average interest rate on our variable rate debt was LIBOR/Eurodollar plus 1.25% per annum. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date.

	2007	2008	2009	2010	2011	2012+	Total	Fair Value
	Secured debt
	(dollars in thousands)
Fixed Rate	$24,232	$799,802	$186,573	$132,869	$545,153	$1,096,444	$2,785,073	$2,835,165
Average Interest Rate	7.10%	6.83%	7.08%	7.93%	7.22%	5.84%	6.59%
Variable Rate	—	—	70,816	—	—	—	70,816	70,816

	Unsecured debt
Fixed Rate	—	—	—	—	—	$1,471,691	$1,471,691	$1,486,879
Average Interest Rate	—	—	—	—	—	5.95%	5.95%
Variable Rate	—	—	—	—	—	—	—	—

	Unsecured exchangeable debt
Fixed Rate	—	—	—	—	—	$1,292,022	$1,292,022	$1,302,807
Average Interest Rate	—	—	—	—	—	3.55%	3.55%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$24,232	$799,802	$257,389	$132,869	$545,153	$3,860,157	$5,619,602	$5,695,667

During 2005, we entered into twelve forward-starting interest rate swap contracts to lock in the 10-year treasury rate and 10-year swap spread in contemplation of obtaining long-term fixed-rate financing to refinance existing debt that was scheduled to expire or was freely prepayable prior to February 2007. Based on swap spreads at each trade date, the swaps fixed the 10-year treasury rate for a financing in February 2007 at a weighted average rate of 4.34% per annum on notional amounts aggregating $500.0 million. The swaps were to go into effect in February 2007 and expire in February 2017. We believe that these swaps qualify as highly-effective cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. On December 19, 2006, we entered into an interest rate lock agreement with a lender for a fixed interest rate of 5.57% per annum on a ten-year mortgage financing totaling $750.0 million to be collateralized by our 599 Lexington Avenue property in New York City. We closed on the mortgage financing on February 12, 2007. In conjunction with the interest rate lock agreement, we terminated the forward-starting interest rate swap contracts and received approximately $10.9 million, which amount will reduce our interest expense over the ten-year term of the financing, resulting in an effective interest rate of 5.38% per annum. We expect that within the next twelve months we will reclassify into earnings approximately $1.0 million of the amounts recorded within Accumulated Other Comprehensive Loss relating to the forward-starting interest rate swap contracts. We intend to consider entering into additional hedging arrangements to minimize our interest rate risk.

In July and August 2007, we entered into four interest rate contracts, known as “treasury locks,” which fix the 10-year treasury rate at a weighted average rate of 4.782% per annum on notional amounts of $200.0 million. The treasury locks fix the 10-year treasury rate for a long-term fixed-rate financing commencing in April 2008 and expiring in April 2018. We expect to settle the interest rate contracts in cash at the time we lock the rate on long-term fixed-rate financing. If the 10-year treasury rate is below the fixed strike rate at the time we settle each contract, we would be required to make a payment to the contract counter-parties; if the 10-year treasury rate is above the fixed strike rate at the time we cash settle each contract, we would receive a payment from the contract counter-parties. The amount that we either pay or receive will equal the present value of the basis point differential between the applicable fixed strike rate and the 10-year treasury rate at the time we settle each contract. These treasury locks are designated as highly-effective cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

At June 30, 2007, our outstanding variable rate debt based off LIBOR totaled approximately $71 million. At June 30, 2007, the average interest rate on variable rate debt was approximately 6.63%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $0.2 million for the three months ended June 30, 2007.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of our fiscal year ending December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1—Legal Proceedings.

We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A—Risk Factors.

There were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations—Update on Recent Regulatory Initiatives.”) In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended June 30, 2007, the Company issued 2,206 shares of common stock in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. The shares of common stock were issued in exchange for 2,206 common units of limited partnership tendered for redemption by a certain limited partner of Boston Properties Limited Partnership. The Company relied on the exemption based upon factual representations received from the limited partner who received these shares.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2007 – April 30, 2007	—		—	N/A	N/A
May 1, 2007 – May 31, 2007	208	(1)	$.01	N/A	N/A
June 1, 2007 – June 30, 2007	—		—	N/A	N/A
Total	208		$.01	N/A	N/A

(1)	Represents shares of restricted Common Stock that were repurchased in connection with the resignation of a director. Under the terms of the applicable restricted stock agreement, all of such shares were repurchased by the Company at a price of $0.01 per share, which was the amount originally paid by such director for such shares.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—Submission of Matters to a Vote of Security Holders.

(a) The Company held its 2007 annual meeting of stockholders (the “2007 Annual Meeting”) on May 15, 2007. A detailed description of the matters voted upon at the 2007 Annual Meeting is contained in the Company’s proxy statement that was filed with the Securities and Exchange Commission on April 6, 2007.

(b) At the 2007 Annual Meeting, the stockholders voted to elect Mortimer B. Zuckerman, Carol B. Einiger and Richard E. Salomon to serve as Class I Directors of the Company until the Company’s 2010 annual meeting of stockholders and until their successors are duly elected and qualified.

Lawrence S. Bacow, Zoë Baird, Alan J. Patricof and Martin Turchin will continue to serve as Class II Directors and Edward H. Linde and David A. Twardock will continue to serve as Class III Directors until their present terms expire in 2008 and 2009, respectively, and until their successors are duly elected and qualified.

(c) Votes were cast for and withheld in the election of directors as follows:

Class I Nominee	Votes For	Votes Withheld
Mortimer B. Zuckerman	66,562,521	38,490,468
Carol B. Einiger	58,811,801	46,241,188
Richard E. Salomon	58,795,246	46,257,743

There were no broker non-votes in the election of directors.

At the 2007 Annual Meeting, the stockholders also voted on a proposal to approve the Second Amendment and Restatement of the Boston Properties, Inc. 1997 Stock Option and Incentive Plan. The results of the vote were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
91,492,206	4,443,977	690,879	8,425,926

At the 2007 Annual Meeting, the stockholders also voted on a proposal to ratify the Audit Committee’s appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2007. The results of the vote were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
102,617,632	1,782,256	653,100	–

At the 2007 Annual Meeting, the stockholders also voted on a stockholder proposal concerning the annual election of directors. The results of the vote were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
79,659,439	16,286,762	680,862	8,425,926

At the 2007 Annual Meeting, the stockholders also voted on a stockholder proposal concerning energy efficiency. The results of the vote were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
27,275,069	56,512,722	12,839,272	8,425,926

(d) Not applicable.

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits

(a)	Exhibits

3.1	-	Amended and Restated Certificate of Designations of Series E Junior Participating Cumulative Preferred Stock of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on June 18, 2007.)

4.1	-	Shareholder Rights Agreement, dated as of June 18, 2007, between Boston Properties, Inc. and Computershare Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on June 18, 2007.)

10.1	-	Second Amendment and Restatement of Boston Properties, Inc. 1997 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit A to Boston Properties, Inc.’s Proxy Statement of Schedule 14A filed on April 6, 2007.)

12.1	-	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distributions.

31.1	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC,

August 9, 2007	/s/ DOUGLAS T. LINDE
Douglas T. Linde
President & Chief Financial Officer (duly authorized officer and principal financial officer)