Form 10-Q
period 2007-09-30
BOSTON PROPERTIES INC
filed 2007-11-09
CIK 1037540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	119,265,452
(Class)	(Outstanding on November 2, 2007)

BOSTON PROPERTIES, INC.

FORM 10-Q

for the quarter ended September 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and par value amounts)

	September 30, 2007	December 31, 2006
ASSETS
Real estate, at cost	$8,961,830	$8,819,934
Real estate held for sale, net	—	433,492
Construction in process	629,138	115,629
Land held for future development	212,801	183,403
Less: accumulated depreciation	(1,488,077)	(1,392,055)

Total real estate	8,315,692	8,160,403
Cash and cash equivalents	1,894,198	725,788
Cash held in escrows	17,835	25,784
Tenant and other receivables (net of allowance for doubtful accounts of $2,199 and $2,682, respectively)	43,199	57,052
Accrued rental income (net of allowance of $504 and $783, respectively)	299,082	327,337
Deferred charges, net	257,469	274,079
Prepaid expenses and other assets	55,658	40,868
Investments in unconsolidated joint ventures	102,488	83,711

Total assets	$10,985,621	$9,695,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$2,644,393	$2,679,462
Unsecured senior notes (net of discount of $3,199 and $3,525, respectively)	1,471,801	1,471,475
Unsecured exchangeable senior notes (net of discount of $19,426 and $0, respectively)	1,293,074	450,000
Unsecured line of credit	—	—
Accounts payable and accrued expenses	133,714	102,934
Dividends and distributions payable	96,152	857,892
Accrued interest payable	46,671	47,441
Other liabilities	198,314	239,084

Total liabilities	5,884,119	5,848,288

Commitments and contingencies	—	—

Minority interests	753,620	623,508

Stockholders’ equity:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 119,332,112 and 117,582,442 issued and 119,253,212 and 117,503,542 outstanding in 2007 and 2006, respectively	1,193	1,175
Additional paid-in capital	3,289,760	3,119,941
Earnings in excess of dividends	1,065,993	108,155
Treasury common stock at cost, 78,900 shares in 2007 and 2006	(2,722)	(2,722)
Accumulated other comprehensive loss	(6,342)	(3,323)

Total stockholders’ equity	4,347,882	3,223,226

Total liabilities and stockholders’ equity	$10,985,621	$9,695,022

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands, except for per share amounts)
Revenue
Rental:
Base rent	$270,513	$272,146	$813,929	$823,984
Recoveries from tenants	45,621	45,896	140,125	138,224
Parking and other	16,328	13,967	48,137	41,869

Total rental revenue	332,462	332,009	1,002,191	1,004,077
Hotel revenue	8,646	8,319	24,690	21,598
Development and management services	5,318	4,558	15,175	14,159
Interest and other	25,081	14,611	68,274	25,124

Total revenue	371,507	359,497	1,110,330	1,064,958

Expenses
Real estate operating:
Rental	114,140	111,176	341,339	333,016
Hotel	6,275	6,339	18,706	16,860
General and administrative	20,189	12,739	53,288	43,177
Interest	69,929	73,571	217,598	226,837
Depreciation and amortization	71,616	70,558	216,715	203,640
Losses from early extinguishments of debt	2,695	208	3,417	32,132

Total expenses	284,844	274,591	851,063	855,662

Income before minority interest in property partnership, income from unconsolidated joint ventures, minority interest in Operating Partnership, gains on sales of real estate and discontinued operations	86,663	84,906	259,267	209,296
Minority interest in property partnership	—	—	—	2,013
Income from unconsolidated joint ventures	1,390	20,200	19,623	23,167

Income before minority interest in Operating Partnership, gains on sales of real estate and discontinued operations	88,053	105,106	278,890	234,476
Minority interest in Operating Partnership	(14,178)	(18,404)	(42,455)	(44,911)

Income before gains on sales of real estate and discontinued operations	73,875	86,702	236,435	189,565
Gains on sales of real estate, net of minority interest	168,495	17,889	788,855	604,200

Income before discontinued operations	242,370	104,591	1,025,290	793,765
Discontinued operations:
Income from discontinued operations, net of minority interest	—	3,371	1,283	7,228
Gain on sale of real estate from discontinued operations, net of minority interest	—	—	173,899	—

Net income available to common shareholders	$242,370	$107,962	$1,200,472	$800,993

Basic earnings per common share:
Income available to common shareholders before discontinued operations	$2.02	$0.90	$8.53	$6.82
Discontinued operations, net of minority interest	—	0.03	1.48	0.06

Net income available to common shareholders	$2.02	$0.93	$10.01	$6.88

Weighted average number of common shares outstanding	119,010	115,432	118,715	113,989

Diluted earnings per common share:
Income available to common shareholders before discontinued operations	$1.99	$0.88	$8.39	$6.68
Discontinued operations, net of minority interest	—	0.03	1.45	0.06

Net income available to common shareholders	$1.99	$0.91	$9.84	$6.74

Weighted average number of common and common equivalent shares outstanding	120,655	117,728	120,760	116,365

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net income available to common shareholders	$242,370	$107,962	$1,200,472	$800,993
Other comprehensive income (loss):
Effective portion of interest rate contracts	(2,906)	(20,564)	(2,906)	7,551
Amortization of interest rate contracts	(98)	174	(113)	523

Other comprehensive income (loss)	(3,004)	(20,390)	(3,019)	8,074

Comprehensive income	$239,366	$87,572	$1,197,453	$809,067

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income available to common shareholders	$1,200,472	$800,993
Adjustments to reconcile net income available to common shareholders to net cash provided by operating activities:
Depreciation and amortization	217,323	206,307
Non-cash portion of interest expense	7,057	5,231
Non-cash compensation expense	9,318	6,481
Losses from early extinguishments of debt	838	31,877
Minority interest in property partnership	—	(2,013)
Earnings in excess of distributions from unconsolidated joint ventures	(13,462)	(16,741)
Minority interest in Operating Partnership	214,330	160,492
Gains on sales of real estate	(1,134,408)	(718,431)
Change in assets and liabilities:
Cash held in escrows	5,119	4,182
Tenant and other receivables, net	13,853	7,873
Accrued rental income, net	(30,298)	(37,212)
Prepaid expenses and other assets	(14,200)	(24,155)
Accounts payable and accrued expenses	6,892	(986)
Accrued interest payable	(770)	(2,208)
Other liabilities	(8,345)	(11,214)
Tenant leasing costs	(20,596)	(27,439)

Total adjustments	(747,349)	(417,956)

Net cash provided by operating activities	453,123	383,037

Cash flows from investing activities:
Acquisitions/additions to real estate	(714,101)	(379,923)
Investments in marketable securities	—	(282,764)
Net investments in unconsolidated joint ventures	(5,315)	24,231
Net proceeds from the sale of real estate placed in escrow	—	(872,063)
Net proceeds from the sale of real estate released from escrow	—	872,063
Net proceeds from the sales of real estate	1,773,125	1,130,132

Net cash provided by investing activities	1,053,709	491,676

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2007	2006
	(in thousands)
Cash flows from financing activities:
Borrowings on unsecured line of credit	260,000	195,000
Repayments of unsecured line of credit	(260,000)	(253,000)
Proceeds from mortgage notes payable	1,020,216	30,396
Repayments of mortgage notes payable	(1,122,135)	(264,157)
Proceeds from unsecured exchangeable senior notes	840,363	450,000
Proceeds from real estate financing transaction	1,610	22,462
Payments on real estate financing transactions	(8,156)	(3,665)
Dividends and distributions	(1,047,131)	(296,035)
Net proceeds from equity transactions	14,521	38,079
Contributions from minority interest holders, net	3,297	11,274
Redemption of minority interest	(35,625)	(14,891)
Deferred financing costs	(5,382)	(2,646)

Net cash used in financing activities	(338,422)	(87,183)

Net increase in cash and cash equivalents	1,168,410	787,530
Cash and cash equivalents, beginning of period	725,788	261,496

Cash and cash equivalents, end of period	$1,894,198	$1,049,026

Supplemental disclosures:
Cash paid for interest	$231,938	$228,370

Interest capitalized	$20,627	$4,556

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$12,922	$15,919

Dividends and distributions declared but not paid	$96,152	$95,607

Conversions of Minority interests to Stockholders’ equity	$30,102	$80,090

Basis adjustment to real estate in connection with conversions of Minority interests to Stockholders’ equity	$111,865	$181,842

Mortgage notes payable assumed in connection with the acquisition of real estate	$65,224	$—

Marketable securities transferred in connection with the legal defeasance of mortgage note payable	$—	$282,764

Mortgage note payable legally defeased	$—	$254,385

Financing incurred in connection with the acquisition of real estate	$—	$45,559

Issuance of restricted securities to employees and directors	$17,658	$11,054

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties, Inc. (the “Company”), a Delaware corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the sole general partner of Boston Properties Limited Partnership (the “Operating Partnership”) and at September 30, 2007 owned an approximate 84.2% (83.0% at September 30, 2006) general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”).

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

At September 30, 2007, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be converted into OP Units at the election of the holder thereof or the Operating Partnership in accordance with the amendment to the partnership agreement (See also Note 9).

All references herein to the Company refer to Boston Properties, Inc. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

Properties

At September 30, 2007, the Company owned or had interests in a portfolio of 138 commercial real estate properties (131 and 128 properties at December 31, 2006 and September 30, 2006, respectively) (the “Properties”) aggregating approximately 44.1 million net rentable square feet (approximately 43.4 million and 42.5 million net rentable square feet at December 31, 2006 and September 30, 2006, respectively), including 13 properties under construction totaling approximately 3.9 million net rentable square feet, and structured parking for approximately 32,113 vehicles containing approximately 9.9 million square feet. At September 30, 2007, the Properties consist of:

•	134 office properties, including 113 Class A office properties (including 13 properties under construction) and 21 Office/Technical properties;

•	one hotel; and

•	three retail properties.

The Company owns or controls undeveloped land parcels totaling approximately 542.2 acres. In addition, the Company has a 25% interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At September 30, 2007, the Value-Added Fund had investments in an office property in Chelmsford, Massachusetts and an office complex in San Carlos, California.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2006, as revised on Form 8-K filed on July 25, 2007.

3. Real Estate Activity During the Nine Months Ended September 30, 2007

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

In January and February 2007, the Company acquired parcels of land located at 250 West 55th Street in New York City, through a majority-owned venture, for an aggregate purchase price of approximately $228.8 million. The acquisitions were financed with a $160.0 million mortgage loan, which bore interest at a variable

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rate equal to LIBOR plus 0.40% per annum and was scheduled to mature in January 2009, and member capital contributions. The loan was collateralized by mortgages totaling approximately $13.6 million. On February 26, 2007, the Company entered into an agreement to redeem the outside members’ equity interest in the limited liability company that owns 250 West 55th Street for an aggregate redemption price of approximately $23.4 million (See Note 9). On May 9, 2007, the Company used available cash to repay the mortgage loan.

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

On July 24, 2007, the Company acquired 701 Carnegie Center, a land parcel located in Princeton, New Jersey for a purchase price of approximately $3.1 million with the title transferring pending subdivision approval. The purchase price was financed with available cash.

On September 27, 2007, the Company executed a contract to acquire North First Business Park located in San Jose, California, at a purchase price of approximately $71.5 million. This property is comprised of eight office/technical properties aggregating approximately 367,000 net rentable square feet located on approximately 24 acres of land. The acquisition is subject to the satisfaction of customary closing conditions and there can be no assurance that the acquisition will be consummated on the terms currently contemplated or at all.

Development

During the nine months ended September 30, 2007, the Company commenced the following development projects:

•

the Offices at Wisconsin Place, a Class A office project with approximately 290,000 net rentable square feet located in Chevy Chase, Maryland (through a joint venture in which the Company owns a 66.7% interest);

•	701 Carnegie Center, a Class A office project with approximately 120,000 net rentable square feet located in Princeton, New Jersey;

•	South of Market, a Class A office project with approximately 225,000 net rentable square feet located in Reston, Virginia;

•	250 West 55th Street, a Class A office project with approximately 1,000,000 net rentable square feet located in New York City; and

•

Russia Wharf, a mixed-use project with approximately 580,000 net rentable square feet of Class A office space and approximately 235,000 square feet of residential space for rent or for sale located in Boston, Massachusetts.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dispositions

On February 15, 2007, the Company sold the long-term leasehold interest in 5 Times Square in New York City and related credits, for approximately $1.28 billion in cash. 5 Times Square is a fully-leased Class A office tower that contains approximately 1,101,779 net rentable square feet. Net cash proceeds totaled approximately $1.23 billion, resulting in a gain on sale of approximately $605.2 million (net of minority interest share of approximately $108.4 million). In conjunction with the sale, the Company has agreed to provide to the buyer monthly revenue support from the closing date until December 31, 2008. The aggregate amount of the revenue support payments was approximately $1.6 million and has been recorded as a purchase price adjustment and included in Other Liabilities within the Company’s Consolidated Balance Sheets. As of September 30, 2007, the remaining revenue support obligation totaled approximately $0.2 million. As part of the transaction, the buyer has agreed to engage the Company as the property manager for 5 Times Square for a five-year term. Either party will have the right to terminate this relationship at any time after four years upon giving the other party six months advance notice. If not terminated, the agreement will automatically renew for successive one-year terms unless terminated by either party upon ninety (90) days advance notice. The Company will recognize management fees on a fair value basis over the term of the agreement. As a result, the recognized gain on sale of the property has been reduced by approximately $4.7 million, representing the difference between the management fees to be received by the Company and the fair value of the management fees. Such amount has been deferred and recorded in Other Liabilities in the Company’s Consolidated Balance Sheets and will be recognized as management services revenue over the term of the management agreement. Due to the Company’s continuing involvement through an agreement with the buyer to manage the property for a fee after the sale and the financial obligations discussed above, this property has not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 11).

On March 23, 2007, the Company sold the Long Wharf Marriott, a 402-room hotel located in Boston, Massachusetts, for approximately $231.0 million. Net cash proceeds totaled approximately $225.6 million, resulting in a gain on sale of approximately $162.3 million (net of minority interest share of approximately $28.6 million). This property has been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 11). The sale of this property was completed as part of a “like-kind exchange” under Section 1031 of the Internal Revenue Code.

On April 5, 2007, the Company sold Newport Office Park, an approximately 172,000 net rentable square foot Class A office property located in Quincy, Massachusetts, for approximately $37.0 million. Net cash proceeds totaled approximately $33.7 million, resulting in a gain on sale of approximately $11.5 million (net of minority interest share of approximately $2.1 million). This property has been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 11).

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

On August 7, 2007, the Company sold Democracy Center in Bethesda, Maryland, for approximately $280.5 million. Democracy Center is a Class A office complex that contains an aggregate of approximately 685,000 net rentable square feet. Net cash proceeds totaled approximately $184.5 million, after the repayment of the mortgage indebtedness of approximately $94.6 million and closing costs of approximately $1.4 million, resulting in a gain on sale of approximately $168.3 million (net of minority interest share of approximately $29.9 million). Due to the Company’s continuing involvement through an agreement with the buyer to manage the property for a fee after the sale, this property has not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 11).

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the nine months ended September 30, 2007, the Company signed a new qualifying lease for approximately 22,000 net rentable square feet of its remaining 47,659 net rentable square foot master lease obligation related to the 2006 sale of 280 Park Avenue resulting in the recognition of approximately $15.4 million (net of minority interest share of approximately $2.6 million) as additional gain on sale of real estate. The Company had deferred approximately $67.3 million of the gain on sale of 280 Park Avenue, which amount represented the maximum obligation under the master lease. As of September 30, 2007, the remaining master lease obligation totaled approximately $26.5 million.

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at September 30, 2007:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%
The Metropolitan Square Associates LLC	Metropolitan Square	51.0	%(1)
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(2)
KEG Associates I, LLC	505 9th Street	50.0	%(3)
Wisconsin Place Entities	Wisconsin Place	23.9	%(3)(4)
Eighth Avenue and 46th Street Entities	Eighth Avenue and 46th Street	50.0	%(3)
Boston Properties Office Value-Added Fund, L.P.	300 Billerica Road and One & Two Circle Star Way	25.0	%(2)
Annapolis Junction NFM, LLC	Annapolis Junction	50.0	%(3)

(1)	This joint venture is accounted for under the equity method due to participatory rights of the outside partner.
(2)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(3)	These properties are not in operation (i.e., under construction or assembled land).
(4)	Represents the Company’s effective ownership interest. The Company has a 66.67%, 5% and 0% interest in the office, retail and residential joint venture entities, respectively, which each own a 33.33% interest in the entity developing and owning the land and infrastructure of the project.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

On March 29, 2007, the Wisconsin Place joint venture entity that owns and is developing the retail component of the project (the “Retail Entity”) (a joint venture entity in which the Company owns a 5% interest) obtained construction financing totaling $66.0 million collateralized by the retail property. Wisconsin Place is a mixed-use development project consisting of office, retail and residential properties located in Chevy Chase, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.375% per annum and matures on March 29, 2010 with two, one-year extension options. On March 29, 2007, the Wisconsin Place joint venture entity that owns and is developing the land and infrastructure components of the project (the “Land and Infrastructure Entity”) (a joint venture entity in which the Company owns an effective interest of approximately 23.89%) executed an amendment to its construction loan agreement. The construction financing consisted of a $96.5 million commitment, bearing interest at a per annum variable rate equal to LIBOR plus 1.50% and maturing on March 11, 2009. The outstanding balance on the construction loan was approximately $53.6 million on the $96.5 million commitment. The amended agreement provides for a reduction in the loan commitment amount to $69.1 million. The reduction relates to the repayment of the retail portion of the outstanding balance totaling approximately $15.9 million and an additional reduction in the borrowing capacity of approximately $11.5 million with a corresponding release of collateral in conjunction with the retail entity obtaining new construction financing.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 22, 2007, a joint venture in which the Company has a 50% interest entered into agreements to complete the assemblage for its development site at Eighth Avenue and 46th Street in New York, New York consisting of an approximately 840,000 net rentable square foot Class A office property.

On July 16, 2007, the Company entered into a joint venture with an unrelated third party to develop Annapolis Junction, a Class A office complex aggregating approximately 425,000 net rentable square feet located in Anne Arundel County, Maryland. The joint venture partner contributed the land for a 50% interest in the joint venture and the Company will contribute cash of approximately $14.9 million for its 50% interest. The joint venture has commenced construction on an approximately 117,600 net rentable square foot Class A office property on the site. On September 13, 2007, the joint venture entity obtained construction financing totaling $45.5 million. The construction financing bears interest at a variable rate equal to LIBOR plus 1.20% per annum and matures in September 2010, with two, one-year extension options.

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
ASSETS
Real estate and development in process, net	$789,485	$760,139
Other assets	100,745	87,759

Total assets	$890,230	$847,898

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable(1)	$627,494	$630,254
Other liabilities	20,355	36,991
Members’/Partners’ equity	242,381	180,653

Total liabilities and members’/partners’ equity	$890,230	$847,898

Company’s share of equity	$99,875	$81,053
Basis differentials(2)	2,613	2,658

Carrying value of the Company’s investments in unconsolidated joint ventures	$102,488	$83,711

(1)	The Company and its third-party joint venture partners in the Wisconsin Place Entities have guaranteed the seller financing totaling $7.5 million related to the acquisition of the land by the Land and Infrastructure Entity. The fair value of the Company’s stand-ready obligations related to the issuance of these guarantees is immaterial.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. Basis differentials occur primarily upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the joint ventures are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Total revenue	$22,796	$25,846	$71,802	$77,650
Expenses
Operating	8,176	7,699	25,700	24,786
Interest	7,423	8,856	23,945	26,459
Depreciation and amortization	5,215	5,937	16,039	17,990
Loss from early extinguishment of debt	—	205	146	205

Total expenses	20,814	22,697	65,830	69,440

Income before gain on sale of real estate	1,982	3,149	5,972	8,210
Gain on sale of real estate	—	51,395	32,777	51,395

Net income	$1,982	$54,544	$38,749	$59,605

Company’s share of net income	$1,390	$20,200	$19,623	$23,167

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

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In conjunction with the sale of Democracy Center in Bethesda, Maryland on August 7, 2007, the Company repaid the mortgage financing collateralized by the property totaling approximately $94.6 million. The Company paid a prepayment fee of approximately $2.6 million associated with the repayment. The Company recognized a loss from early extinguishment of debt totaling approximately $2.7 million consisting of the prepayment fee and the write-off of unamortized deferred financing costs. The mortgage loan bore interest at a fixed rate equal to 7.05% per annum and was scheduled to mature on April 1, 2009.

On July 27, 2007, the Company commenced an interest rate hedging program for its expected financing activity in 2008. The Company has since entered into nine treasury locks based on a weighted-average 10-year treasury rate of 4.74% per annum on notional amounts aggregating $325.0 million. The treasury locks mature on April 1, 2008. In addition, the Company has entered into four forward-starting interest rate swap contracts to lock the 10-year LIBOR swap rate on notional amounts aggregating $125.0 million at a weighted-average forward-starting 10-year swap rate of 5.21% per annum. The 10-year treasury rate is a component of the 10-year swap rate and the swap contracts effectively fixed the 10-year treasury rate at a weighted-average interest rate of 4.53% per annum. The swap contracts go into effect on July 31, 2008 and expire on July 31, 2018. The contracts have effectively fixed the 10-year treasury rate at a weighted average interest rate of 4.68% per annum on notional amounts aggregating $450.0 million. The Company entered into the treasury locks and interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the hedged rate in contemplation of obtaining ten-year fixed-rate financings in 2008. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments. The Company has formally documented all of its relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. All components of the treasury locks and forward-starting interest rate swap contracts were included in the assessment of hedge effectiveness. On September 27, 2007, the Company entered into an interest rate swap to fix the one-month LIBOR index rate at 4.57% per annum on a notional amount of $96.7 million. The interest rate swap goes into effect on October 22, 2007 and expires on October 29, 2008. The Company has recorded the changes in fair value of the treasury lock and swap contracts related to the effective portion totaling approximately $2.9 million in Accumulated Other Comprehensive Loss within the Company’s Consolidated Balance Sheets. The Company expects that within the next twelve months it will reclassify into earnings approximately $0.2 million of the amounts recorded within Accumulated Other Comprehensive Loss relating to the treasury locks and forward-starting interest rate swap contracts.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the closing, the Company and the Operating Partnership entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the initial purchasers, under which the Company and the Operating Partnership agreed, for the benefit of the holders of the notes, to file with the Securities and Exchange Commission and maintain a shelf registration statement providing for the sale by the holders of the notes and the Company’s common stock, if any, issuable upon exchange of the notes. The Company and the Operating Partnership will be required to pay liquidated damages in the form of specified additional interest to the holders of the notes if they fail to comply with these obligations; provided that the Operating Partnership will not be required to pay liquidated damages with respect to any note after it has been exchanged for any of the Company’s common stock. On March 13, 2007, the Company and the Operating Partnership filed with the SEC a registration statement covering the resale of the notes and shares of common stock issuable upon exchange of the notes. The registration statement was declared effective by the SEC on April 20, 2007.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Unsecured Line of Credit

On August 3, 2006, the Company modified its $605.0 million unsecured revolving credit facility (the “Unsecured Line of Credit”) by extending the maturity date from October 30, 2007 to August 3, 2010, with a provision for a one-year extension at the option of the Company, subject to certain conditions, and by reducing the per annum variable interest rate on outstanding balances from Eurodollar plus 0.65% to Eurodollar plus 0.55% per annum. The Unsecured Line of Credit is a recourse obligation of the Company’s Operating Partnership. Under the Unsecured Line of Credit, a facility fee equal to 15 basis points per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in the Operating Partnership’s unsecured debt ratings. Effective March 22, 2007, the per annum variable interest rate was reduced to Eurodollar plus 0.475% and the facility fee was reduced to 12.5 basis points per annum as a result of an increase in the Operating Partnership’s unsecured debt rating. The Unsecured Line of Credit involves a syndicate of lenders. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a negotiated LIBOR-based rate. The Company had an outstanding balance on the Unsecured Line of Credit of $225.0 million at December 31, 2006, which was collateralized by the Company’s 599 Lexington Avenue property and therefore was included in Mortgage Notes Payable in the Company’s Consolidated Balance Sheets. On February 12, 2007, the Company repaid the $225.0 million draw that was collateralized by the Company’s 599 Lexington Avenue. As of September 30, 2007, there were no outstanding borrowings under the Unsecured Line of Credit

The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within 180 days, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within 180 days, (5) a minimum net worth requirement, (6) an unsecured debt interest coverage ratio of at least 1.75 and (7) limitations on permitted investments, development, partially owned entities, business outside of commercial real estate and commercial non-office properties. At September 30, 2007, the Company was in compliance with each of these financial and other covenant requirements.

8. Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

The Company has letter of credit and performance obligations of approximately $28.4 million related to lender and development requirements.

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

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Insurance

The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act, or TRIA, was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) through December 31, 2004, which date was extended to December 31, 2005 by the United States Department of Treasury on June 18, 2004 and which date was further extended to December 31, 2007 by the Terrorism Risk Insurance Extension Act of 2005 (the “TRIA Extension Act”). TRIA expires on December 31, 2007, and the Company cannot currently anticipate whether it will be extended. Effective as of March 1, 2007, the Company’s property insurance program per occurrence limits were increased from $800 million to $900 million, including (i) coverage for “certified” acts of terrorism by TRIA of $900 million per occurrence and (ii) coverage for “non-certified” acts of terrorism by TRIA of $500 million per occurrence, and an additional $400 million of coverage for “non-certified” acts of terrorism by TRIA on a per occurrence and annual aggregate basis. The Company also carries nuclear, biological, chemical and radiological terrorism insurance coverage (“NBCR Coverage”) for “certified” acts of terrorism as defined by TRIA, which is provided by IXP, LLC as a direct insurer. Effective as of March 1, 2007, the Company extended the NBCR Coverage to March 1, 2008, excluding the Company’s Value-Added Fund properties. Effective as of March 1, 2007, the per occurrence limit for NBCR Coverage was increased from $800 million to $900 million. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” Under the TRIA Extension Act (a) the program trigger is $100 million from January 1, 2007 through December 31, 2007 and (b) the coinsurance is 15% from January 1, 2007 through December 31, 2007. The Company may elect to terminate the NBCR Coverage if there is a change in its portfolio or for any other reason. In the event TRIA is not extended beyond December 31, 2007 (i) the NBCR coverage provided by IXP will terminate and (ii) the Company will have some gaps in its coverage for acts of terrorism that would have constituted both “certified” and “non-certified” acts of terrorism had TRIA not expired and the Company may obtain the right to replace a portion of such coverage. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

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

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

9. Minority Interests

Minority interests relate to the interest in the Operating Partnership not owned by the Company and interests in property partnerships not wholly-owned by the Company. As of September 30, 2007, the minority interest in the Operating Partnership consisted of 20,285,974 OP Units, 676,192 LTIP Units and 1,113,044 Series Two Preferred Units (or 1,460,688 OP Units on an as converted basis) held by parties other than the Company.

The minority interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $5.1 million at September 30, 2007, are included in Minority Interests on the accompanying Consolidated Balance Sheets.

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

On May 31, 2007 and June 15, 2007, the Company paid an aggregate of $25.0 million in connection with the agreement entered into in May 2006 to redeem the outside members’ equity interests in the limited liability company that owns Citigroup Center. The remaining unpaid redemption price, which is to be paid on May 31, 2008, is reflected at its fair value in Other Liabilities in the Company’s Consolidated Balance Sheets and totaled $24.0 million at September 30, 2007.

During the nine months ended September 30, 2007, 606,186 Series Two Preferred Units of the Operating Partnership were converted by the holders into 795,520 OP Units. In addition, the Company paid the accrued preferred distributions due to the holders of Preferred Units that were converted.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the nine months ended September 30, 2007, 1,327,468 OP Units (including 794,768 OP Units issued upon conversion of the Series Two Preferred Units discussed above) were presented by the holders for redemption and were redeemed by the Company in exchange for an equal number of shares of Common Stock. The aggregate book value of the OP Units that were redeemed, as measured for each OP Unit on the date of its redemption, was approximately $30.1 million. The difference between the aggregate book value and the purchase price of these OP Units was approximately $111.9 million, which increased the recorded value of the Company’s net assets.

The Preferred Units at September 30, 2007 consist solely of 1,113,044 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) an increasing rate, ranging from 5.00% to 7.00% per annum (7.00% for the nine months ended September 30, 2007 and 2006) on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). Distributions to holders of Preferred Units are recognized on a straight-line basis that approximates the effective interest method.

On January 30, 2007, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit to holders of record as of the close of business on December 29, 2006. In addition, the Operating Partnership paid a special cash distribution on the OP Units and LTIP Units in the amount of $5.40 per unit to holders of record as of the close of business on December 29, 2006. On April 30, 2007, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit to holders of record as of the close of business on March 30, 2007. On July 31, 2007, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit to holders of record as of the close of business on June 29, 2007.

Holders of Series Two Preferred Units participated in the $5.40 per unit special cash distribution on an as-converted basis in connection with their regular May 2007 distribution payment as provided for in the Operating Partnership’s partnership agreement. At December 31, 2006, the Company had accrued approximately $12.2 million related to the $5.40 per unit special cash distribution payable to holders of the Series Two Preferred Units. During the nine months ended September 30, 2007, the Company recognized an adjustment of approximately $3.1 million to the special cash distribution accrual and allocation of earnings to the Series Two Preferred Units, as a result of conversions of Series Two Preferred Units, which amount has been reflected in Minority Interest in Operating Partnership within the Consolidated Statements of Operations.

On February 15, 2007, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.89239 per unit. On May 15, 2007, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $7.979 per unit, which amount included the impact of the special cash distribution on the OP Units and LTIP Units declared by Boston Properties, Inc., as general partner of the Operating Partnership, on December 15, 2006 and paid on January 30, 2007. On August 15, 2007, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.89239 per unit.

On September 17, 2007, Boston Properties, Inc., as general partner of the Operating Partnership, declared a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit payable on October 31, 2007 to holders of record as of the close of business on September 28, 2007.

The Series Two Preferred Units may be converted into OP Units at the election of the holder thereof at any time. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company. In lieu of a cash redemption, the Company may elect to acquire such OP Unit for one share of Common Stock. The value of the OP Units (not owned by the Company and including LTIP Units assuming that all conditions have been met for the conversion thereof) and Series Two Preferred Units had such units been redeemed at September 30, 2007 was approximately $2,178.0 million and $151.8 million, respectively, based on the closing price of the Company’s common stock of $103.90 per share on September 28, 2007.

10. Stockholders’ Equity

As of September 30, 2007, the Company had 119,253,212 shares of Common Stock outstanding.

During the nine months ended September 30, 2007, the Company issued 1,327,468 shares of its Common Stock in connection with the redemption of an equal number of OP Units.

During the nine months ended September 30, 2007, the Company issued 425,283 shares of its Common Stock upon the exercise of options to purchase Common Stock by certain employees.

On January 30, 2007, the Company paid a dividend in the amount of $0.68 per share of Common Stock to shareholders of record as of the close of business on December 29, 2006. In addition, the Company paid a special cash dividend of $5.40 per share of Common Stock to shareholders of record as of the close of business on December 29, 2006. On April 30, 2007, the Company paid a dividend in the amount of $0.68 per share of Common Stock to shareholders of record as of the close of business on March 30, 2007. On July 31, 2007, the Company paid a dividend in the amount of $0.68 per share of Common Stock to shareholders of record as of the close of business on June 29, 2007.

On September 17, 2007, the Company’s Board of Directors declared a dividend in the amount of $0.68 per share of Common Stock payable on October 31, 2007 to shareholders of record as of the close of business on September 28, 2007.

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

During the nine months ended September 30, 2007, the Company sold the following operating properties:

•	5 Times Square, a Class A office tower that contains approximately 1,101,779 net rentable square feet located in New York City;

•	The Long Wharf Marriott, a 402-room hotel located in Boston, Massachusetts;

•	Newport Office Park, a Class A office property that contains approximately 172,000 net rentable square feet located in Quincy, Massachusetts; and

•	Democracy Center, a Class A office complex that contains an aggregate of approximately 685,000 net rentable square feet located in Bethesda, Maryland.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2006, the Company sold 280 Park Avenue, a Class A office property totaling approximately 1,179,000 net rentable square feet located in midtown Manhattan.

Due to the Company’s continuing involvement in the management, for a fee, of Democracy Center, 280 Park Avenue and 5 Times Square through agreements with the buyers and other financial obligations to the buyers, Democracy Center, 280 Park Avenue and 5 Times Square have not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations. As a result, the gains on sales related to Democracy Center, 5 Times Square and 280 Park Avenue have been reflected under the caption “Gains on sales of real estate, net of minority interest,” in the Consolidated Statements of Operations. The Company has presented the other properties listed above as discontinued operations in its Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006, as applicable.

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gains on sales of real estate from discontinued operations (net of minority interest) for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Total revenue	$—	$12,963	$9,222	$33,955
Operating expenses	—	7,978	7,110	22,710
Depreciation and amortization	—	990	608	2,667
Minority interest in Operating Partnership	—	624	221	1,350

Income from discontinued operations (net of minority interest)	$—	$3,371	$1,283	$7,228

Realized gains on sales of real estate	$—	$—	$204,623	$—
Minority interest in Operating Partnership	—	—	(30,724)	—

Realized gains on sales of real estate (net of minority interest)	$—	$—	$173,899	$—

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

12. Earnings Per Share

Earnings per share (“EPS”) has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net income and the number of common shares used in the computation of basic EPS, which is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. During 2004, the Company adopted EITF 03-6 “Participating Securities and the Two-Class Method under FASB 128” (“EITF 03-6”), which provides further guidance on the definition of participating securities. Pursuant to EITF 03-6, the Operating Partnership’s Series Two Preferred Units, which are reflected as Minority Interests in the Company’s Consolidated Balance Sheets, are considered participating securities and are included in the computation of basic and diluted earnings per share of the Company if the effect of applying the if-converted method is dilutive. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Operating Partnership, as well as Common Stock of

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company. Accordingly, for the reporting periods in which the Operating Partnership’s net income is in excess of distributions paid on the OP Units, LTIP Units and Series Two Preferred Units, such income is allocated to the OP Units, LTIP Units and Series Two Preferred Units in proportion to their respective interests and the impact is included in the Company’s consolidated basic and diluted earnings per share computation due to its holding of the Operating Partnership’s securities. For the three months ended September 30, 2007 and 2006, approximately $2.0 million and $0.7 million, respectively, were allocated to the Series Two Preferred Units in excess of distributions paid during the reporting period and are included in the Company’s computation of basic and diluted earnings per share. For the nine months ended September 30, 2007 and 2006, approximately $12.3 million and $17.0 million, respectively, were allocated to the Series Two Preferred Units in excess of distributions paid during the reporting period and are included in the Company’s computation of basic and diluted earnings per share. Other potentially dilutive common shares, including stock options, restricted stock and other securities of the Operating Partnership that are exchangeable for the Company’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	For the three months ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before allocation of undistributed earnings of Series Two Preferred Units	$242,370	119,010	$2.04
Allocation of undistributed earnings of Series Two Preferred Units	(1,962)	—	(0.02)

Net income available to common shareholders	240,408	119,010	2.02
Effect of Dilutive Securities:
Stock Based Compensation	—	1,645	(0.03)
Diluted Earnings:

Net income	$240,408	120,655	$1.99

	For the three months ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations and allocation of undistributed earnings of Series Two Preferred Units	$104,591	115,432	$0.91
Discontinued operations, net of minority interest	3,371	—	0.03
Allocation of undistributed earnings of Series Two Preferred Units	(652)	—	(0.01)

Net income available to common shareholders	107,310	115,432	0.93
Effect of Dilutive Securities:
Stock Based Compensation	—	2,296	(0.02)
Diluted Earnings:

Net income	$107,310	117,728	$0.91

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the nine months ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations and allocation of undistributed earnings of Series Two Preferred Units	$1,025,290	118,715	$8.63
Discontinued operations, net of minority interest	175,182	—	1.48
Allocation of undistributed earnings of Series Two Preferred Units	(12,301)	—	(0. 10)

Net income available to common shareholders	1,188,171	118,715	10.01
Effect of Dilutive Securities:
Stock Based Compensation	—	1,808	(0.15)
Exchangeable Senior Notes	—	237	(0.02)
Diluted Earnings:

Net income	$1,188,171	120,760	$9.84

	For the nine months ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations and allocation of undistributed earnings of Series Two Preferred Units	$793,765	113,989	$6.97
Discontinued operations, net of minority interest	7,228	—	0.06
Allocation of undistributed earnings of Series Two Preferred Units	(16,959)	—	(0.15)

Net income available to common shareholders	784,034	113,989	6.88
Effect of Dilutive Securities:
Stock Based Compensation	—	2,376	(0.14)
Diluted Earnings:

Net income	$784,034	116,365	$6.74

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

During the nine months ended September 30, 2007, the Company issued 6,536 shares of restricted stock and 156,161 LTIP Units under its stock option and incentive plan. The shares of restricted stock were valued at approximately $0.8 million ($125.46 per share weighted-average). The LTIP Units were valued at approximately

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$18.0 million ($115.47 per unit weighted-average fair value) using an option pricing model in accordance with the provisions of SFAS No. 123R. The per unit fair value of each LTIP Unit granted was estimated on the date of grant using the following assumptions: an expected life of 5.3 years, a risk-free interest rate of 4.82% and an expected price volatility of 18.0%. An LTIP Unit is generally the economic equivalent of a share of restricted stock in the Company. The aggregate value of the LTIP Units is included in Minority Interests in the Consolidated Balance Sheets. The restricted stock and LTIP Units granted to employees between January 1, 2004 and November 2006 vest over a five-year term. Grants of restricted stock and LTIP Units made in and after November 2006 vest in four equal annual installments. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted, as adjusted for forfeitures and the price of the Company’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Earnings in Excess of Dividends in the Consolidated Balance Sheets. Stock-based compensation expense associated with restricted stock and LTIP Units was approximately $2.8 million and $1.8 million for the three months ended September 30, 2007 and 2006, respectively, and $8.6 million and $5.9 million for the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, there was $28.3 million of unrecognized compensation cost related to unvested restricted stock and LTIP Units that is expected to be recognized over a weighted-average period of approximately 2.9 years.

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

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information by geographic area and property type (dollars in thousands):

Three months ended September 30, 2007 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$85,144	$60,630	$108,596	$50,592	$16,604	$321,566
Office/Technical	6,744	4,152	—	—	—	10,896
Hotel	8,646	—	—	—	—	8,646

Total	100,534	64,782	108,596	50,592	16,604	341,108

% of Total	29.47%	18.99%	31.84%	14.83%	4.87%	100.0%
Real Estate Operating Expenses:
Class A	32,642	17,455	34,318	19,495	7,317	111,227
Office/Technical	2,009	904	—	—	—	2,913
Hotel	6,275	—	—	—	—	6,275

Total	40,926	18,359	34,318	19,495	7,317	120,415

% of Total	33.99%	15.24%	28.50%	16.19%	6.08%	100.0%

Net Operating Income	$59,608	$46,423	$74,278	$31,097	$9,287	$220,693

% of Total	27.00%	21.04%	33.66%	14.09%	4.21%	100.0%

Three months ended September 30, 2006 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$77,476	$56,489	$123,675	$47,839	$16,075	$321,554
Office/Technical	6,518	3,937	—	—	—	10,455
Hotel	8,319	—	—	—	—	8,319

Total	92,313	60,426	123,675	47,839	16,075	340,328

% of Total	27.12%	17.76%	36.34%	14.06%	4.72%	100.0%
Operating Expenses:
Class A	31,070	15,189	36,751	18,779	7,205	108,994
Office/Technical	1,426	756	—	—	—	2,182
Hotel	6,339	—	—	—	—	6,339

Total	38,835	15,945	36,751	18,779	7,205	117,515

% of Total	33.05%	13.57%	31.27%	15.98%	6.13%	100.0%

Net Operating Income	$53,478	$44,481	$86,924	$29,060	$8,870	$222,813

% of Total	24.00%	19.97%	39.01%	13.04%	3.98%	100.0%

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine months ended September 30, 2007 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$248,257	$185,361	$332,822	$150,932	$51,520	$968,892
Office/Technical	20,625	12,674	—	—	—	33,299
Hotels	24,690	—	—	—	—	24,690

Total	293,572	198,035	332,822	150,932	51,520	1,026,881

% of Total	28.59%	19.29%	32.41%	14.69%	5.02%	100.0%
Operating Expenses:
Class A	95,691	52,717	103,445	58,081	22,128	$332,062
Office/Technical	6,554	2,723	—	—	—	9,277
Hotel	18,706	—	—	—	—	18,706

Total	120,951	55,440	103,445	58,081	22,128	360,045

% of Total	33.59%	15.40%	28.73%	16.13%	6.15%	100.0%

Net Operating Income	$172,621	$142,595	$229,377	$92,851	$29,392	$666,836

% of Total	25.89%	21.38%	34.40%	13.92%	4.41%	100.0%

Nine months ended September 30, 2006 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$228,321	$165,303	$391,247	$139,246	$48,618	$972,735
Office/Technical	19,799	11,543	—	—	—	31,342
Hotels	21,598	—	—	—	—	21,598

Total	269,718	176,846	391,247	139,246	48,618	1,025,675

% of Total	26.30%	17.24%	38.15%	13.57%	4.74%	100.0%
Operating Expenses:
Class A	88,657	44,143	119,750	52,929	21,206	326,685
Office/Technical	4,060	2,271	—	—	—	6,331
Hotel	16,860	—	—	—	—	16,860

Total	109,577	46,414	119,750	52,929	21,206	349,876

% of Total	31.32%	13.26%	34.23%	15.13%	6.06%	100.0%

Net Operating Income	$160,141	$130,432	$271,497	$86,317	$27,412	$675,799

% of Total	23.70%	19.30%	40.17%	12.77%	4.06%	100.00%

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of net operating income to net income available to common shareholders:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net operating income	$220,693	$222,813	$666,836	$675,799
Add:
Development and management services	5,318	4,558	15,175	14,159
Interest and other	25,081	14,611	68,274	25,124
Minority interest in property partnership	—	—	—	2,013
Income from unconsolidated joint ventures	1,390	20,200	19,623	23,167
Gains on sales of real estate, net of minority interest	168,495	17,889	788,855	604,200
Income from discontinued operations, net of minority interest	—	3,371	1,283	7,228
Gains on sales of real estate from discontinued operations, net of minority interest	—	—	173,899	—
Less:
General and administrative expense	(20,189)	(12,739)	(53,288)	(43,177)
Interest expense	(69,929)	(73,571)	(217,598)	(226,837)
Depreciation and amortization expense	(71,616)	(70,558)	(216,715)	(203,640)
Losses from early extinguishments of debt	(2,695)	(208)	(3,417)	(32,132)
Minority interest in Operating Partnership	(14,178)	(18,404)	(42,455)	(44,911)

Net income available to common shareholders	$242,370	$107,962	$1,200,472	$800,993

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

16. Subsequent Events

On October 1, 2007, a joint venture in which the Company has a 50% interest, placed in-service 505 9th Street, a 323,000 net rentable square foot Class A office property located in Washington, D.C. On October 17, 2007, the construction financing on the property was converted to a ten-year fixed rate loan. The construction financing was comprised of (1) a $60.0 million loan commitment, which bore interest at a fixed rate of 5.73% per annum, with an outstanding balance of approximately $50.5 million, and (2) a $35.0 million loan commitment, which bore interest at a variable rate equal to LIBOR plus 1.25% per annum, with an outstanding balance of approximately $29.0 million. The new mortgage financing totaling $130.0 million bears interest at a fixed interest rate of 5.73% per annum and matures on November 1, 2017.

On October 1, 2007, the Company used available cash to repay the mortgage loans collateralized by its 504, 506, 508 and 510 Carnegie Center properties located in Princeton, New Jersey totaling approximately $65.0 million. There was no prepayment penalty associated with the repayment. The mortgage loans bore interest at a fixed rate of 7.39% per annum and were scheduled to mature on January 1, 2008.

On October 25, 2007, the Company executed a binding agreement for the sale of its Orbital Science Campus and Broad Run Business Park, Building E properties located in Loudon County, Virginia, for approximately $126.7 million in cash. The Orbital Science Campus and Broad Run Business Park, Building E properties are comprised of three Class A office properties aggregating approximately 337,000 net rentable square feet and an office/technical property totaling approximately 127,000 net rentable square feet, respectively. The sale price for the properties exceeds the aggregate carrying value of the properties. The sale is subject to the satisfaction of customary closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated or at all.

On November 2, 2007, the Company entered into a forward-starting interest rate swap contract to lock the 10-year LIBOR swap rate on a notional amount of $25.0 million at a forward-starting 10-year swap rate of 5.05% per annum. The 10-year treasury rate is a component of the 10-year swap rate and the referenced contract effectively fixed the 10-year treasury rate at 4.38%. The swap contract goes into effect on July 31, 2008 and expires on July 31, 2018. On November 9, 2007, the Company entered into a treasury lock that fixed the 10-year treasury rate at 4.33% per annum on a notional amount of $25.0 million. The treasury lock matures on July 31, 2008. The Company has effectively fixed the 10-year treasury rate at a weighted average interest rate of 4.65% per annum on notional amounts aggregating $500.0 million with its interest rate hedging program (See Note 5).

On November 8, 2007, the Company executed a binding agreement to acquire Mountain View Research Park for $183.0 million and Mountain View Technology Park for $40.0 million. The Research Park properties are comprised of sixteen Class A office and office/technical properties aggregating approximately 610,000 net rentable square feet located in Mountain View, California. The Technology Park properties are comprised of seven office/technical properties aggregating approximately 135,000 net rentable square feet located in Mountain View, California. The Company is in discussions with its partners in the Value-Added Fund regarding the possibility of acquiring Mountain View Technology Park through the Value-Added Fund. The acquisition is subject to the satisfaction of customary closing conditions and there can be no assurance that the acquisition will be consummated on the terms currently contemplated or at all.

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

Our core strategy has always been to operate in supply constrained markets, so given the combination of strong demand, increasing replacement costs and scarcity of supply, we expect our assets to continue to appreciate over time. Given current market conditions, we generally believe that the returns we can generate from development will be greater than those we can expect to realize from acquisitions. As a result, we have been focusing on selectively selling assets, thereby reducing the overall size of the in service portfolio and replacing the sold assets with substantial investments in new development opportunities. Since the beginning of 2005 we have completed over $4.1 billion of asset sales. We have started approximately $1.7 billion of developments in 2007, including commencing construction on our approximately 1.0 million square foot office tower in New York City at 250 West 55th Street and on our 815,000 square foot mixed-used Russia Wharf development in Boston. We will enter 2008 with an active development program of approximately $2.1 billion, and although we will consider additional asset sales, we do not expect our sales volume to be comparable to that of prior years. While the asset sales will have the impact of dampening our short-term, year-to-year earnings growth rate, we believe our focus on new development will enhance our long-term return on equity and earnings growth as these developments are placed in-service in 2009, 2010 and 2011.

We continue to monitor the real estate debt markets and their impact on asset pricing and our ability to find attractively priced acquisitions. We believe that if a major asset were to be financed today, CMBS investment grade debt would make up a much smaller and more expensive piece of the capital structure than over the past several years. If debt is more expensive and more equity is required to complete deals, we are well positioned to take advantage of new opportunities with our low leverage and access to multiple sources of capital.

The highlights of the three months ended September 30, 2007 included the following:

•

On July 12, 2007, we executed a lease with Ropes & Gray LLP to relocate its Boston office to the Prudential Tower. The law firm will occupy more than 400,000 square feet of office space in the top floors of the 52-story, 1.2 million square foot office building beginning in the fall of 2010.

•

On July 16, 2007, we entered into a joint venture with an unrelated third party to develop Annapolis Junction, a Class A office complex aggregating approximately 425,000 net rentable square feet located in Anne Arundel County, Maryland. The joint venture partner contributed the land for a 50% interest in the joint venture and the Company will contribute cash of approximately $14.9 million for its 50% interest. The joint venture has commenced construction on an approximately 117,600 net rentable square foot Class A office property on the site. On September 13, 2007, the joint venture entity obtained construction financing totaling $45.5 million. The construction financing bears interest at a variable rate equal to LIBOR plus 1.20% per annum and matures in September 2010, with two one-year extension options.

•

On July 24, 2007, we acquired 701 Carnegie Center, a land parcel located in Princeton, New Jersey for a purchase price of approximately $3.1 million with the title transferring pending subdivision approval. The purchase price was financed with available cash.

•

On July 27, 2007, we commenced an interest rate hedging program for a portion of our anticipated financing activity in 2008. As of September 30, we have entered into a series of treasury lock contracts and forward starting interest rate swap contracts on notional amounts aggregating $450.0 million for 10-year fixed rate financings estimated to occur on or about April 1, 2008 and on or about July 31, 2008. The contracts have fixed the 10-year treasury rate at a weighted-average rate of 4.68%. See Note 5 to the Consolidated Financial Statements.

•

On August 6, 2007, we used available cash to repay the mortgage loan collateralized by our Embarcadero Center Four property located in San Francisco, California totaling approximately $131.2 million. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 6.79% per annum and was scheduled to mature on February 1, 2008.

•

On August 7, 2007, we sold Democracy Center in Bethesda, Maryland, for approximately $280.5 million. Democracy Center is a Class A office complex that contains an aggregate of approximately 685,000 net rentable square feet. In conjunction with the sale, we repaid the mortgage financing collateralized by the property totaling approximately $94.6 million. We paid a prepayment fee of approximately $2.6 million associated with the repayment. The mortgage loan bore interest at a fixed rate equal to 7.05% per annum and was scheduled to mature on April 1, 2009. We will continue to have continuing involvement with this property through a management agreement with the buyer.

•

On September 27, 2007, we executed a contract to acquire North First Business Park located in San Jose, California, at a purchase price of approximately $71.5 million. This property is comprised of eight office/technical properties aggregating approximately 367,000 net rentable square feet located on approximately 24 acres of land. We expect to redevelop this site into approximately 1.4 million net rentable square feet of Class A office space. The acquisition is subject to the satisfaction of customary closing conditions and there can be no assurance that the acquisition will be consummated on the terms currently contemplated or at all.

•

On September 27, 2007, we entered into an interest rate swap contract to fix the one-month LIBOR index rate at 4.57% per annum on a construction loan with a notional amount of $96.7 million. The swap contract went into effect on October 22, 2007 and expires on October 29, 2008.

•	During the three months ended September 30, 2007, we commenced the following development projects:

•

the Offices at Wisconsin Place, a Class A office project with approximately 290,000 net rentable square feet located in Chevy Chase, Maryland (through a joint venture in which the Company owns a 66.7% interest);

•	701 Carnegie Center, a Class A office project with approximately 120,000 net rentable square feet located in Princeton, New Jersey;

•	South of Market, a Class A office project with approximately 225,000 net rentable square feet located in Reston, Virginia;

•	250 West 55th Street, a Class A office project with approximately 1,000,000 net rentable square feet located in New York City; and

•

Russia Wharf, a mixed-use project with approximately 580,000 net rentable square feet of Class A office space and approximately 235,000 square feet of residential space for rent or for sale located in Boston, Massachusetts.

Transactions completed subsequent to September 30, 2007:

•

On October 1, 2007, a joint venture in which we have a 50% interest, placed in-service 505 9th Street, a 323,000 net rentable square foot Class A office property located in Washington, D.C. The building is 97% leased. On October 17, 2007, the construction financing on the property was converted to a 10-year fixed rate loan that matures on November 1, 2017. The loan totals $130.0 million and bears interest at a fixed interest rate of 5.73% per annum.

•

On October 1, 2007, we used available cash to repay the mortgage loans collateralized by our 504, 506, 508 and 510 Carnegie Center properties located in Princeton, New Jersey totaling approximately $65.0 million. There was no prepayment penalty associated with the repayment. The mortgage loans bore interest at a fixed rate of 7.39% per annum and were scheduled to mature on January 1, 2008.

•

On October 25, 2007, we executed a binding agreement for the sale of our Orbital Science Campus and Broad Run Business Park, Building E properties located in Loudon County, Virginia, for approximately $126.7 million in cash. The Orbital Science Campus and Broad Run Business Park, Building E properties are comprised of three Class A office properties aggregating approximately 337,000 net rentable square feet and an office/technical property totaling approximately 127,000 net rentable square feet, respectively. The sale price for the properties exceeds the aggregate carrying value of the properties. We currently expect to complete the sale as part of a “like-kind exchange” under Section 1031 of the Internal Revenue Code. The sale is subject to the satisfaction of customary closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated or at all.

•

On November 2, 2007, we entered into a forward-starting interest rate swap contract to lock the 10-year LIBOR swap rate on a notional amount of $25.0 million at a forward-starting 10-year swap rate of 5.05% per annum. The 10-year treasury rate is a component of the 10-year swap rate and the referenced contract effectively fixed the 10-year treasury rate at 4.38%. The swap contract goes into effect on July 31, 2008 and expires on July 31, 2018. On November 9, 2007, we entered into a treasury lock that fixed the 10-year treasury rate at 4.33% per annum on a notional amount of $25.0 million. The treasury lock matures on July 31, 2008. We have effectively fixed the 10-year treasury rate at a weighted average interest rate of 4.65% per annum on notional amounts aggregating $500.0 million with its interest rate hedging program.

•

On November 8, 2007, we executed a binding agreement to acquire Mountain View Research Park for $183.0 million and Mountain View Technology Park for $40.0 million. The Research Park properties are comprised of sixteen Class A office and office/technical properties aggregating approximately 610,000 net rentable square feet located in Mountain View, California. The Technology Park properties are comprised of seven office/technical properties aggregating approximately 135,000 net rentable square feet located in Mountain View, California. We are in discussions with our partners in our Value-Added Fund regarding the possibility of acquiring Mountain View Technology Park through our Value-Added Fund. The acquisition is subject to the satisfaction of customary closing conditions and there can be no assurance that the acquisition will be consummated on the terms currently contemplated or at all.

Election of New Chief Financial Officer and Employment-Related Matters

On October 22, 2007, the Company’s Board of Directors elected Michael E. LaBelle, age 43, to the position of Senior Vice President, Chief Financial Officer and Treasurer, effective November 15, 2007. Mr. LaBelle currently serves as Senior Vice President, Finance. Mr. LaBelle joined the Company in March 2000 as Vice President, Finance and he was promoted to his current position in February 2005. His primary responsibilities have included managing all debt capital market activities, including maintaining the Company’s relationships with its rating agencies and lending institutions, supervising treasury management and underwriting tenant credit capacity. In connection with this promotion, Douglas T. Linde, the Company’s current President, Chief Financial Officer and Treasurer, will relinquish the titles of Chief Financial Officer and Treasurer effective November 15, 2007. Mr. D. Linde will retain the title of President of the Company.

On October 18, 2007, the Company’s Compensation Committee (the “Committee”) authorized amendments to (1) the employment agreements by and between the Company and the following executive officers: Mortimer B. Zuckerman, Edward H. Linde, Douglas T. Linde, Raymond A. Ritchey, E. Mitchell Norville, Peter D. Johnston, Bryan J. Koop, Mitchell S. Landis, Robert E. Pester and Robert E. Selsam and (2) the Senior Executive Severance Agreements between the Company and each of Messrs. Zuckerman and E. Linde. Each of the foregoing amendments became effective as of November 1, 2007. In addition, effective October 18, 2007, the Committee approved amendments to the Company’s Senior Executive Severance Plan, Executive Severance Plan and Officer Severance Plan. The aforementioned agreements and severance plans were amended to comply with Section 409A of the Internal Revenue Code, which established new rules for deferred compensation. The amendments are technical in nature and do not materially change the benefits to participants under the agreements and plans.

Update on Recent Regulatory Initiatives

On August 31, 2007, the Financial Accounting Standards Board (the “FASB”) issued proposed FASB Staff Position No. APB 14-a “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “proposed FSP”) that would require the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The proposed FSP, if issued as currently contemplated, would require that the initial debt proceeds from the sale of Boston Properties Limited Partnership’s (“BPLP”) $862.5 million of 2.875% exchangeable senior notes due 2037 and $450.0 million of 3.75% exchangeable senior notes due 2036 be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt. The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates) as additional non-cash interest expense. The proposed FSP would be effective for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years, and it would be applied retrospectively to BPLP’s outstanding exchangeable senior notes for all periods presented. Based on our current understanding of the application of the proposed FSP, this would result in an aggregate of approximately $18 million (net of incremental capitalized interest) of additional non-cash interest expense for fiscal 2008. Excluding the impact of capitalized interest, the additional non-cash interest expense would be approximately $20 million to $22 million, and this amount (before netting) will increase in subsequent reporting periods through the first optional redemption dates as the debt accretes to its par value over the same period. There can be no assurance that the proposed FSP will be issued in the form currently contemplated by the FASB, or at all, and therefore its ultimate impact on our interest expense may differ materially from the aforementioned estimate.

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

Management reviews its long-lived assets used in operations for impairment following the end of each quarter and when there is an event or change in circumstances that indicates an impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be “long-lived assets to be held and used” as defined by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

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

A variety of costs are incurred in the acquisition, development and leasing of properties. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project commences and capitalization begins, and when a development project is substantially complete and held available for occupancy and capitalization must cease, involves a degree of judgment. Our capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Projects.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs necessary to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We begin the capitalization of costs during the pre-construction period which we define as activities that are necessary to the development of the property. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

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

We monitor the credit quality of our tenant base on an ongoing basis. We provide an allowance for doubtful accounts arising from estimated losses that could result from the tenant’s inability to make required current rent payments and an allowance against accrued rental income for future potential losses that we deem to be unrecoverable over the term of the lease.

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

If our estimates of collectibility differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases was approximately 7.3 years as of September 30, 2007. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and frequent monitoring of our portfolio to identify potential problem tenants.

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

We receive management and development fees from third parties. Management fees are recorded and earned based on a percentage of collected rents as well as fixed fee arrangements at the properties under management. We review each development agreement and record development fees as earned depending on the risk associated with each project. Profit on development fees earned from joint venture projects is recognized as revenue to the extent of the third party partners’ ownership interest.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the three and nine months ended September 30, 2007 and 2006.

At September 30, 2007 and September 30, 2006, we owned or had interests in a portfolio of 138 and 128 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the three and nine months ended September 30, 2007 and 2006 show separately the changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the Total Property Portfolio.

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

Comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2006.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 110 properties totaling approximately 27.6 million net rentable square feet of space. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2006 and owned through September 30, 2007. In addition, the Same Property Portfolio includes our Cambridge Center Marriott hotel property, but does not include the Long Wharf Marriott hotel property, which was sold on March 23, 2007. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after January 1, 2006 or disposed of on or prior to September 30, 2007. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the nine months ended September 30, 2007 and 2006 with respect to the properties which were acquired, placed in-service, repositioned or sold.

During July 2006, we placed in-service our Capital Gallery expansion project, consisting of a ten-story addition totaling approximately 319,000 net rentable square feet of Class A office space located in Washington, D.C. The project entailed removing a three-story, low-rise section of the property from in-service status and developing it into a ten-story office building resulting in a total complex size of approximately 615,000 net rentable square feet. In April 2006, tenants began to take initial occupancy. This property is included in Properties Repositioned for the nine months ended September 30, 2007 and September 30, 2006.

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue:
Rental Revenue	$901,335	$863,307	$38,028	4.40%	$21,787	$101,182	$33,858	$2,884	$21,430	$16,788	$19,680	$14,012	$998,090	$998,173	$(83)	(0.01)%
Termination Income	4,101	4,766	(665)	(13.95)%	—	1,138	—	—	—	—	—	—	4,101	5,904	(1,803)	(30.54)%

Total Rental Revenue	905,436	868,073	37,363	4.30%	21,787	102,320	33,858	2,884	21,430	16,788	19,680	14,012	1,002,191	1,004,007	(1,816)	(0.18)%

Real Estate Operating Expenses	314,368	295,687	18,681	6.32%	5,889	30,134	10,652	671	5,133	2,755	5,297	3,769	341,339	333,016	8,323	2.50%

Net Operating Income, excluding hotels	591,068	572,386	18,682	3.26%	15,898	72,186	23,206	2,213	16,297	14,033	14,383	10,243	660,852	671,061	(10,209)	(1.52)%

Hotel Net Operating Income(1)	5,984	4,738	1,246	26.30%	—	—	—	—	—	—	—	—	5,984	4,738	1,246	26.30%

Consolidated Net Operating Income(1)	597,052	577,124	19,928	3.45%	15,898	72,186	23,206	2,213	16,297	14,033	14,383	10,243	666,836	675,799	(8,963)	(1.33)%

Other Revenue:
Development and Management Services	—	—	—	—	—	—	—	—	—	—	—	—	15,175	14,159	1,016	7.18%
Interest and Other	—	—	—	—	—	—	—	—	—	—	—	—	68,274	25,124	43,150	171.75%

Total Other Revenue	—	—	—	—	—	—	—	—	—	—	—	—	83,449	39,283	44,166	112.43%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	—	—	53,288	43,177	10,111	23.42%
Interest	—	—	—	—	—	—	—	—	—	—	—	—	217,598	226,837	(9,239)	(4.07)%
Depreciation and amortization	187,083	180,134	6,949	3.86%	2,767	15,072	17,534	1,185	6,071	5,325	3,260	1,924	216,715	203,640	13,075	6.42%
Loss from early extinguishments of debt	—	—	—	—	—	—	—	—	—	—	—	—	3,417	32,132	(28,715)	(89.37)%

Total Other Expenses	187,083	180,134	6,949	3.86%	2,767	15,072	17,534	1,185	6,071	5,325	3,260	1,924	491,018	505,786	(14,768)	(2.92)%

Income before minority interests	$409,969	$396,990	$12,979	3.27%	$13,131	$57,114	$5,672	$1,028	$10,226	$8,708	$11,123	$8,319	$259,267	$209,296	$49,971	23.88%
Income from unconsolidated joint ventures	$4,346	$5,712	$(1,366)	(23.91%)	$15,296	$17,634	$(19)	$(179)	$—	$—	$—	$—	19,623	23,167	(3,544)	(15.30)%
Income from discontinued operations, net of minority interest	$—	$—	$—	—	$1,283	$7,228	$—	$—	$—	$—	$—	$—	1,283	7,228	(5,945)	(82.25)%
Minority interest in property partnership													—	2,013	(2,013)	(100.0)%
Minority interest in Operating Partnership													(42,455)	(44,911)	2,456	5.47%
Gains on sales of real estate, net of minority interest													788,855	604,200	184,655	30.56%
Gains on sales of real estate from discontinued operations, net of minority interest													173,899	—	173,899	100.0%

Net Income available to common shareholders													$1,200,472	$800,993	$399,479	49.87%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 37. Hotel Net Operating Income for the nine months ended September 30, 2007 and 2006 are comprised of Hotel Revenue of $24,690 and $21,598 less Hotel Expenses of $18,706 and $16,860 respectively per the Consolidated Income Statement.

Rental Revenue

The decrease of approximately $0.1 million in the Total Property Portfolio is comprised of increases and decreases within the five categories that comprise our Total Property Portfolio. Rental revenue from the Same Property Portfolio increased approximately $38.0 million, Properties Sold decreased approximately $79.4 million, Properties Acquired increased approximately $31.0 million, Properties Placed In-Service increased approximately $4.6 million and Properties Repositioned increased approximately $5.7 million.

We incur certain tenant specific property costs for which we are reimbursed from our tenants. Starting in 2007, we have included these reimbursements in rental revenue and included the tenant specific operating cost within real estate operating expenses. This income and expense classification in 2007 results in a presented increase to comparable rental revenue and real estate operating expenses, however does not impact our consolidated net operating income. For the nine months ended September 30, 2007 and 2006, the rental income and real estate operating expense gross up was approximately $6.8 million and $8.9 million, respectively.

Rental revenue from the Same Property Portfolio increased approximately $38.0 million for the nine months ended September 30, 2007 compared to 2006. Included in rental revenue is an overall increase in base rental revenue of approximately $26.2 million, offset by a decrease of approximately $3.1 million related to straight line rent. Approximately $11.8 million of the increase from the Same Property Portfolio was due to an increase in recoveries from tenants which correlates with the increase in operating expenses. We collected almost $2.0 million in connection with a modification to the calculation of a tenant’s real estate tax operating expense obligation from a lease that commenced in 1999 and was adjusted for the last six years. The remaining $3.1 million increase related to parking and other income. During the third quarter we recognized unanticipated revenue related to holdover rent in Princeton, percentage rent and early rent commencement in Boston, as well as operating savings from lower energy costs and deferred repairs and maintenance expense. We expect that our straight line rent and FAS 141 adjustment to rental revenue will be approximately $9.0 million for the fourth quarter.

The acquisitions of 6601 & 6605 Springfield Center Drive, 103 Fourth Avenue and Kingstowne Towne Center during the nine months ended September 30, 2007, as well as the acquisitions during 2006, increased rental revenue from Properties Acquired by approximately $31.0 million for the nine months ended September 30, 2007 as detailed below:

		Rental Revenue for the nine months ended September 30
Property	Date Acquired	2007	2006	Change
		(in thousands)
Kingstowne Towne Center	March 30, 2007	$7,011	$—	$7,011
103 Fourth Avenue	January 29, 2007	528	—	528
6601 & 6605 Springfield Center Drive	January, 2007	570	—	570
Four and Five Cambridge Center	November 30, 2006	13,079	—	13,079
303 Almaden Avenue	June 30, 2006	4,706	1,602	3,104
3200 Zanker Road	August 10, 2006	7,964	1,282	6,682

Total		$33,858	$2,884	$30,974

The increase in rental revenue from Properties Placed In-Service relates to placing in-service our Seven Cambridge Center development project in the first quarter of 2006 and our 12290 Sunrise Valley development project in the second quarter of 2006. Rental revenue from Properties Placed In-Service increased approximately $4.6 million, as detailed below:

		Rental Revenue for the nine months ended September 30
Property	Date Placed In-Service	2007	2006	Change
		(in thousands)
Seven Cambridge Center	First Quarter, 2006	$16,682	$14,068	$2,614
12290 Sunrise Valley	Second Quarter, 2006	4,748	2,720	2,028

Total		$21,430	$16,788	$4,642

Rental revenue from Properties Repositioned for the nine months ended September 30, 2007 increased approximately $5.7 million over the nine months ended September 30, 2006. Our Capital Gallery expansion project is included in Properties Repositioned for the nine months ended September 30, 2007 and September 30, 2006. In April 2006, tenants began to take occupancy and we placed our Capital Gallery expansion project in-service in July 2006.

The aggregate increase in rental revenue was offset by the sales of Democracy Center in August 2007, 5 Times Square in February 2007 and 280 Park Avenue in June 2006. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property. Rental Revenue from Properties Sold decreased by approximately $79.4 million, as detailed below:

		Rental Revenue for the nine months ended September 30
Property	Date Sold	2007	2006	Change
		(in thousands)
Democracy Center	August 7, 2007	$12,016	$12,946	$(930)
5 Times Square	February 15, 2007	9,771	56,028	(46,257)
280 Park Avenue	June 6, 2006	—	32,208	(32,208)

Total		$21,787	$101,182	$(79,395)

Termination Income

Termination income for the nine months ended September 30, 2007 was related to thirteen tenants across the Total Property Portfolio that terminated their leases, and we recognized termination income totaling approximately $4.1 million. This compared to termination income of approximately $5.9 million for the nine months ended September 30, 2006 related to fifteen tenants. We currently anticipate realizing approximately $1.0 million in termination income for the fourth quarter of 2007.

Real Estate Operating Expenses

The $8.3 million increase in property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property Portfolio is comprised of increases and decreases within five categories that comprise our Total Property Portfolio. Operating expenses for the Same Property Portfolio increased approximately $18.7 million, Properties Sold decreased approximately $24.2 million, Properties Acquired increased approximately $10.0 million, Properties Placed In-Service increased approximately $2.3 million and Properties Repositioned increased approximately $1.5 million.

We incur certain tenant specific property costs for which we are reimbursed from our tenants. Starting in 2007, we have included these reimbursements in rental revenue and included the tenant specific operating cost within real estate operating expenses. This income and expense classification in 2007 results in a presented increase to comparable rental revenue and real estate operating expenses, however does not impact our consolidated net operating income. For the nine months ended September 30, 2007 and 2006, the rental income and real estate operating expense gross up was approximately $6.8 million and $8.9 million, respectively.

Operating expenses from the Same Property Portfolio increased approximately $18.7 million for the nine months ended September 30, 2007 compared to 2006. Included in Same Property Portfolio operating expenses is an increase in repairs and maintenance of approximately $3.6 million. In addition, real estate taxes increased approximately $6.2 million, a 5.3% increase due to increased real estate tax assessments.

The acquisitions of 6601 & 6605 Springfield Center Drive, 103 Fourth Avenue, Springfield Metro Center and Kingstowne Towne Center during the nine months ended September 30, 2007, as well as the acquisitions during 2006, increased operating expenses from Properties Acquired by approximately $10.0 million for the nine months ended September 30, 2007 as detailed below:

		Real Estate Operating Expenses for the nine months ended September 30
Property	Date Acquired	2007	2006	Change
		(in thousands)
Springfield Metro Center	April 11, 2007	$59	$—	$59
Kingstowne Towne Center	March 30, 2007	1,817	—	1,817
103 Fourth Avenue	January 29, 2007	448	—	448
6601 & 6605 Springfield Center Drive	January, 2007	133	—	133
Four and Five Cambridge Center	November 30, 2006	4,996	—	4,996
3200 Zanker Road	August 10, 2006	1,455	46	1,409
303 Almaden Avenue	June 30, 2006	1,744	625	1,119

Total		$10,652	$671	$9,981

The increase in operating expenses from Properties Placed In-Service relates to placing in-service our Seven Cambridge Center development project in the first quarter of 2006 and our 12290 Sunrise Valley development project in the second quarter of 2006. Operating expenses from Properties Placed In-Service increased approximately $2.3 million, as detailed below:

		Real Estate Operating Expenses for the nine months ended September 30
Property	Date Placed In-Service	2007	2006	Change
		(in thousands)
Seven Cambridge Center	First Quarter, 2006	$4,179	$2,519	$1,660
12290 Sunrise Valley	Second Quarter, 2006	954	236	718

Total		$5,133	$2,755	$2,378

Operating expenses from Properties Repositioned for the nine months ended September 30, 2007 increased approximately $1.5 million over the nine months ended September 30, 2006. Our Capital Gallery expansion project is included in Properties Repositioned for the nine months ended September 30, 2007 and September 30, 2006. In April 2006, tenants began to take occupancy and we placed our Capital Gallery expansion project in-service in July 2006.

A decrease of approximately $24.2 million in the Total Property Portfolio operating expenses was due to the sales of Democracy Center in August 2007, 5 Times Square in February 2007 and 280 Park Avenue in June 2006, as detailed below. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property.

		Real Estate Operating Expenses for the nine months ended September 30
Property	Date Sold	2007	2006	Change
		(in thousands)
Democracy Center	August 7, 2007	$4,202	$4,656	$(454)
5 Times Square	February 15, 2007	1,687	11,198	(9,511)
280 Park Avenue	June 6, 2006	—	14,280	(14,280)

Total		$5,889	$30,134	$(24,245)

We continue to review and monitor the impact of rising insurance and energy costs, as well as other factors, on our operating budgets for fiscal year 2008. Because some operating expenses are not recoverable from tenants, an increase in operating expenses due to one or more of the foregoing factors could have an adverse effect on our results of operations.

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased approximately $1.2 million for the nine months ended September 30, 2007 as compared to 2006. For the nine months ended September 30, 2007 and 2006, the operations of the Long Wharf Marriott has been included as part of discontinued operations due to its sale on March 23, 2007. We expect the Cambridge hotel to contribute between $3.5 million and $4.0 million to net operating income for the fourth quarter of 2007.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the nine months ended September 30, 2007 and 2006. For the nine months ended September 30, 2006, our hotel underwent a room renovation project which totaled approximately $5.6 million.

	2007	2006	Percentage Change
Occupancy	80.9%	74.5%	8.6%
Average daily rate	$205.09	$188.61	8.7%
Revenue per available room, REVPAR	$165.94	$140.54	18.1%

Development and Management Services

Development and Management Services income increased approximately $1.0 million for the nine months ended September 30, 2007 compared to 2006. The increase is attributed to higher fee income due to a leasing commission earned under our management contract with the buyer of 280 Park Avenue and greater work order income in New York City. We have maintained management contracts following the sale of Democracy Center on August 7, 2007, 5 Times Square on February 15, 2007 and 280 Park Avenue on June 6, 2006. As we complete our joint venture project at 505 9th Street and several large tenant improvement projects we expect development and management fee income to decrease. We expect third party fee income to be between $3.5 million to $4.0 million for the fourth quarter of 2007.

Interest and Other Income

Interest and other income increased approximately $43.2 million for the nine months ended September 30, 2007 compared to 2006 as a result of higher overall interest rates and increased average cash balances. In February 2007, our Operating Partnership issued $862.5 million of 2.875% unsecured exchangeable senior notes. On February 15, 2007, we completed the sale of our long-term leasehold interest in 5 Times Square in New York City for approximately $1.28 billion in cash. On March 23, 2007, we completed the sale of the Long Wharf Marriott for approximately $225.6 million in cash. On April 5, 2007 we completed the sale of Newport Office Park for approximately $33.7 million in cash and on August 7, 2007, we completed the sale of Democracy Center for approximately $184.5 million in cash. Interest income is projected to be between $23 million and $24 million for the fourth quarter of 2007, slightly lower than the third quarter due to the repayment of our mortgages on the 500 Carnegie series and Embarcadero Center Four prior to their stated maturities, offset by the proceeds from asset sales.

We expect that our aggregate distributions for the 2007 tax year will include, in addition to our regular quarterly distributions, at least that portion of the 2007 property sale proceeds necessary for us to avoid paying corporate level tax on the otherwise taxable gain. As our development activities intensify, the amount of our cash invested in these assets will result in a corresponding reduction in our interest income as well as an increase in our capitalized interest expense.

Other Expenses

General and Administrative

General and administrative expenses increased approximately $10.1 million for the nine months ended September 30, 2007 compared to 2006. During the nine months ended September 30, 2007, we recognized additional expenses related to abandoned project costs of approximately $4.5 million and moving expenses related to the relocation of our corporate office. The remaining increases include the final ramp up of our stock-based compensation, the change in the vesting periods to four years on grants issued after November 2006 and increases in base compensation. We anticipate our general and administrative expenses to be between approximately $17.0 million and $18.0 million for the fourth quarter of 2007.

Commencing in 2003, we issued restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under the 1997 Stock Option and Incentive Plan as our primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of our restricted stock. Employees vest in restricted stock and LTIP Units over a four- or five-year term (for awards granted between 2003 and November 2006, vesting is over a five-year term with annual vesting of 0%, 0%, 25%, 35% and 40%; and for awards granted after November 2006, vesting will occur in equal annual installments over a four-year term). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. LTIP Units that were issued in January 2005 and any future LTIP Unit awards will be valued using an option pricing model in accordance with the provisions of SFAS No. 123R. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “stock-based compensation.” Stock-based compensation associated with approximately $11.3 million of restricted stock and LTIP Units granted in April 2006 and approximately $18.5 million of restricted stock and LTIP Units granted in January 2007. The expense will be incurred ratably over the respective vesting period.

Interest Expense

Interest expense for the Total Property Portfolio decreased approximately $9.2 million for the nine months ended September 30, 2007 compared to 2006. The decrease is due to (1) the repayment of outstanding mortgage debt in connection with the sale of Democracy Center in August 2007 and 280 Park Avenue in June 2006, which decreased interest expense by $9.5 million, (2) the repayment of our mortgage loans collateralized by Capital Gallery, 191 Spring Street, 101 Carnegie Center, Seven Cambridge Center, Embarcadero Center Three and Embarcadero Center Four, which decreased interest expense by approximately $12.2 million, and (3) an increase in capitalized interest costs which results in a decrease of interest expense of approximately $11.9 million. These decreases were offset by (1) an increase of approximately $4.4 million related to interest paid on the $450 million unsecured exchangeable senior notes issued in the second quarter of 2006 by our Operating Partnership at a per annum interest rate of 3.75%, (2) an increase of approximately $18.9 million related to interest paid on the $862.5 million unsecured exchangeable senior notes issued in the first quarter of 2007 by our Operating Partnership at an effective per annum interest rate of 3.438% and (3) an increase of approximately $1.9 million related to the acquisition of Kingstowne Towne Center on March 30, 2007. The remaining decrease is attributed to scheduled loan amortization on our outstanding debt.

At September 30, 2007, our variable rate debt consisted of our construction loan at South of Market. The following summarizes our outstanding debt as of September 30, 2007 and September 30, 2006:

	September 30,
	2007	2006
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$5,312,562	$4,033,323
Variable rate	96,706	700,000

Total	$5,409,268	$4,733,323

Percent of total debt:
Fixed rate	98.21%	85.21%
Variable rate	1.79%	14.79%

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	5.60%	6.20%
Variable rate	6.91%	5.94%

Total	5.62%	6.16%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $13.1 million for the nine months ended September 30, 2007 compared to 2006. Approximately $6.9 million related to increases in the Same Property Portfolio and approximately $16.3 million related to the recent acquisition activity. An increase of approximately $0.9 million was due to the placing in-service of our Seven Cambridge Center development project in the first quarter of 2006 and our 12290 Sunrise Valley development project in the second quarter of 2006 and approximately $1.3 million was attributed to Properties Repositioned. These increases were offset by a decrease of approximately $12.3 million due to the sales of Democracy Center in August 2007, 5 Times Square in February 2007 and 280 Park Avenue in June 2006.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the nine months ended September 30, 2007 and 2006 were $7.7 million and $5.0 million, respectively. These costs are not included in the general and administrative expenses discussed above. We expect capitalized wages to increase with our increased development activity in 2007 and 2008. Interest capitalized for the nine months ended September 30, 2007 and 2006 was $20.6 million and $4.6 million, respectively. These costs are not included in the interest expense referenced above.

Losses from early extinguishments of debt

On February 12, 2007, we refinanced our mortgage loan collateralized by 599 Lexington Avenue located in New York City. The new mortgage financing totaling $750.0 million bears interest at a fixed interest rate of 5.57% per annum and matures on March 1, 2017. The net proceeds of the new loan were used to refinance the $225.0 million mortgage loan on 599 Lexington Avenue and the $475.0 million mortgage loan on Times Square Tower. In connection with the refinancing, the lien of the Times Square Tower mortgage was spread to 599 Lexington Avenue and released from Times Square Tower so that Times Square Tower is no longer encumbered by any mortgage debt. There was no prepayment penalty associated with the repayment. We recognized a loss from early extinguishment of debt totaling approximately $0.7 million consisting of the write-off of unamortized deferred financing costs. In conjunction with the sale of Democracy Center in Bethesda, Maryland on August 7, 2007, we repaid the mortgage financing collateralized by the property totaling approximately $94.6 million. We paid a prepayment fee of approximately $2.6 million associated with the repayment. We recognized a loss from early extinguishment of debt totaling approximately $2.7 million consisting of the prepayment fee and the write-off of unamortized deferred financing costs.

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

Income from Unconsolidated Joint Ventures

For the nine months ended September 30, 2007, income from unconsolidated joint ventures decreased approximately $3.5 million. On June 1, 2007, our Value-Added Fund sold Worldgate Plaza located in Herndon, Virginia for approximately $109.0 million. Worldgate Plaza is an office complex consisting of approximately 322,000 net rentable square feet. Net cash proceeds totaled approximately $50.5 million, of which our share was approximately $20.3 million, after the repayment of the mortgage indebtedness of $57.0 million. Our share of the gain is included as income in joint ventures was approximately $15.5 million which amount reflects the achievement of certain return thresholds as provided for in the joint venture agreement. On October 1, 2007, our 505 9th Street joint venture project, a 323,000 net rentable square foot Class A office property located in Washington, D.C was placed in-service. In connection with placing this property in-service, we expect to consolidate this entity as of October 1, 2007 due to the involvement we have in the venture once the property is operational.

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

Income from discontinued operations, net of minority interest

For the nine months ended September 30, 2007 and September 30, 2006, the properties included in discontinued operations consisted of the Long Wharf Marriott hotel in Boston, Massachusetts and Newport Office Park in Quincy, Massachusetts.

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

Minority interest in Operating Partnership

Minority interest in Operating Partnership decreased $2.5 million for the nine months ended September 30, 2007 compared to 2006 related to the minority interest in our Operating Partnership’s income allocation related to an underlying increase in allocable income. This increase was offset by decreases related to the redemption in ownership interests for the nine months ended September 30, 2007.

Gains on sales of real estate, net of minority interest

On August 7, 2007, we sold Democracy Center in Bethesda, Maryland, for approximately $280.5 million. Net cash proceeds totaled approximately $184.5 million, after the repayment of the mortgage indebtedness of approximately $94.6 million and closing costs of approximately $1.4 million, resulting in a gain on sale of approximately $168.3 million (net of minority interest share of approximately $29.9 million). Due to our continuing involvement through an agreement with the buyer to manage the property for a fee after the sale, this property has not been categorized as discontinued operations.

On February 15, 2007, we sold the long-term leasehold interest in 5 Times Square in New York City and related credits, for approximately $1.28 billion in cash. Net cash proceeds totaled approximately $1.23 billion, resulting in a gain on sale of approximately $605.2 million (net of minority interest share of approximately $108.4 million). In conjunction with the sale, we have agreed to provide to the buyer monthly revenue support from the closing date until December 31, 2008. The aggregate amount of the revenue support payments was approximately $1.6 million and has been recorded as a purchase price adjustment and included in Other Liabilities within our Consolidated Balance Sheets. As of September 30, 2007, the remaining revenue support obligation totaled approximately $0.2 million.

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

During the nine months ended September 30, 2007, we signed a new qualifying lease for approximately 22,000 net rentable square feet of our remaining 47,659 net rentable square foot master lease obligation related to the 2006 sale of 280 Park Avenue resulting in the recognition of approximately $15.4 million (net of minority interest share of approximately $2.6 million) as additional gain on sale of real estate. We had deferred approximately $67.3 million of the gain on sale of 280 Park Avenue, which amount represented the maximum obligation under the master lease. As of September 30, 2007, the remaining master lease obligation totaled approximately $26.5 million.

Gains on sales of real estate from discontinued operations, net of minority interest

On March 23, 2007, we sold the Long Wharf Marriott, a 402-room hotel located in Boston, Massachusetts, for approximately $231.0 million. Net cash proceeds totaled approximately $225.6 million, resulting in a gain on sale of approximately $162.3 million (net of minority interest share of approximately $28.6 million). On April 5, 2007, we sold Newport Office Park, an approximately 172,000 net rentable square foot Class A office property located in Quincy, Massachusetts, for approximately $37.0 million. Net cash proceeds totaled approximately $33.7 million, resulting in a gain on sale of approximately $11.5 million (net of minority interest share of approximately $2.1 million).

Comparison of the three months ended September 30, 2007 to the three months ended September 30, 2006.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 112 properties totaling approximately 28.0 million net rentable square feet of space. The Same Property Portfolio includes properties acquired or placed in-service on or prior to July 1, 2006 and owned through September 30, 2007. In addition, the Same Property Portfolio includes our Cambridge Center Marriott hotel property, but does not include the Long Wharf Marriott hotel property, which was sold on March 23, 2007. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after July 1, 2006 or disposed of on or prior to September 30, 2007. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended September 30, 2007 and 2006 with respect to the properties which were acquired, placed in-service, repositioned or sold.

During July 2006, we placed in-service our Capital Gallery expansion project, consisting of a ten-story addition totaling approximately 319,000 net rentable square feet of Class A office space located in Washington, D.C. The project entailed removing a three-story, low-rise section of the property from in-service status and developing it into a ten-story office building resulting in a total complex size of approximately 615,000 net rentable square feet. In April 2006, tenants began to take initial occupancy. This property is included in Properties Repositioned for the three months ended September 30, 2007 and September 30, 2006.

	Same Property Portfolio				Properties Sold		Properties Acquired			Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	2007	2006		2007	2006	2007	2006	2007	2006	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue:
Rental Revenue	$312,162	$298,580	$13,582	4.55%	$1,946	$22,768	$11,151		$1,282	$—	$—	$6,461	$5,687	$331,720	$328,317	$3,403	1.04%
Termination Income	742	2,700	(1,958)	(72.52)%	—	992	—		—	—	—	—	—	742	3,692	(2,950)	(79.90)%

Total Rental Revenue	312,904	301,280	11,624	3.86%	1,946	23,760	11,151		1,282	—	—	6,461	5,687	332,462	332,009	453	0.14%

Real Estate Operating Expenses	108,189	103,740	4,449	4.29%	754	5,811	3,392		46	—	—	1,805	1,579	114,140	111,176	2,964	2.67%

Net Operating Income, excluding hotels	204,715	197,540	7,175	3.63%	1,192	17,949	7,759		1,236	—	—	4,656	4,108	218,322	220,833	(2,511)	(1.14)%

Hotel Net Operating Income(1)	2,371	1,980	391	19.75%	—	—	—		—	—	—	—	—	2,371	1,980	391	19.75%

Consolidated Net Operating Income(1)	207,086	199,520	7,566	3.79%	1,192	17,949	7,759		1,236	—	—	4,656	4,108	220,693	222,813	(2,120)	(0.95)%

Other Revenue:
Development and Management Services	—	—	—	—	—	—	—		—	—	—	—	—	5,318	4,558	760	16.67%
Interest and Other	—	—	—	—	—	—	—		—	—	—	—	—	25,081	14,611	10,470	71.66%

Total Other Revenue	—	—	—	—	—	—	—		—	—	—	—	—	30,399	19,169	11,230	58.58%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—		—	—	—	—	—	20,189	12,739	7,450	58.48%
Interest	—	—	—	—	—	—	—		—	—	—	—	—	69,929	73,571	(3,642)	(4.95)%
Depreciation and amortization	64,750	65,113	(363)	(0.56)%	—	4,086	5,781		569	—	—	1,084	790	71,616	70,558	1,058	1.50%
Loss from early extinguishments of debt	—	—	—	—	—	—	—		—	—	—	—	—	2,695	208	2,487	1,195.67%

Total Other Expenses	64,750	65,113	(363)	(0.56)%	—	4,086	5,781		569	—	—	1,084	790	164,429	157,076	7,353	4.68%

Income before minority interests	$142,336	$134,407	$7,929	5.90%	$1,192	$13,863	$1,978		$667	$—	$—	$3,572	$3,318	$86,663	$84,906	$1,757	2.07%
Income from unconsolidated joint ventures	$1,469	$2,309	$(840)	(36.38)%	$(76)	$17,891	$(3)	$		$—	$—	$—	$—	1,390	20,200	(18,810)	(93.12)%
Income from discontinued operations, net of minority interest	$—	$—	$—	—	$—	$3,371	$—		$—	$—	$—	$—	$—	—	3,371	(3,371)	(100.0)%
Minority interest in property partnership														—	—	—	—
Minority interest in Operating Partnership														(14,178)	(18,404)	4,226	22.96%
Gains on sales of real estate, net of minority interest														168,495	17,889	150,606	841.89%

Net Income available to common shareholders														$242,370	$107,962	$134,408	124.50%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 37. Hotel Net Operating Income for the three months ended September 30, 2007 and 2006 are comprised of Hotel Revenue of $8,646 and $8,319 less Hotel Expenses of $6,275 and $6,339 respectively per the Consolidated Income Statement.

Rental Revenue

The increase of approximately $3.4 million in the Total Property Portfolio is comprised of increases and decreases within the four categories that comprise our Total Property Portfolio. Rental revenue from the Same Property Portfolio increased approximately $13.6 million, Properties Sold decreased approximately $20.8 million, Properties Acquired increased approximately $9.8 million and Properties Repositioned increased approximately $0.8 million.

We incur certain tenant specific property costs for which we are reimbursed from our tenants. Starting in 2007, we have included these reimbursements in rental revenue and included the tenant specific operating cost within real estate operating expenses. This income and expense classification in 2007 results in a presented increase to comparable rental revenue and real estate operating expenses, however does not impact our consolidated net operating income. For the three months ended September 30, 2007 and 2006, the rental income and real estate operating expense gross up was approximately $2.3 million and $3.8 million, respectively.

Rental revenue from the Same Property Portfolio increased approximately $13.6 million for the three months ended September 30, 2007 compared to 2006. Included in rental revenue is an overall increase in base rental revenue of approximately $11.3 million offset by a decrease of approximately $2.4 million in straight line rent. Approximately $3.1 million of the increase from the Same Property Portfolio was due to an increase in recoveries from tenants which correlates with the increase in operating expenses. During the third quarter we recognized unanticipated revenue related to holdover rent in Princeton, percentage rent and early rent commencement in Boston as well as operating savings from lower energy costs and deferred repairs and maintenance expense. We expect that our straight line rent and FAS 141 adjustment to rental revenue will be approximately $9.0 million for the fourth quarter.

The acquisitions of 6601 & 6605 Springfield Center Drive, 103 Fourth Avenue and Kingstowne Towne Center during 2007, as well as the acquisitions of Four and Five Cambridge Center and 3200 Zanker Road during 2006, increased rental revenue from Properties Acquired by approximately $9.8 million for the three months ended September 30, 2007 as detailed below:

		Rental Revenue for the three months ended September 30
Property	Date Acquired	2007	2006	Change
		(in thousands)
Kingstowne Towne Center	March 30, 2007	$3,675	$—	$3,675
103 Fourth Avenue	January 29, 2007	185	—	185
6601 & 6605 Springfield Center Drive	January, 2007	79	—	79
Four and Five Cambridge Center	November 30, 2006	4,606	—	4,606
3200 Zanker Road	August 10, 2006	2,606	1,282	1,324

Total		$11,151	$1,282	$9,869

Rental revenue from Properties Repositioned for the three months ended September 30, 2007 increased approximately $0.8 million over the three months ended September 30, 2006. Our Capital Gallery expansion project is included in Properties Repositioned for the three months ended September 2007 and September 30, 2006. In April 2006, tenants began to take occupancy and we placed our Capital Gallery expansion project in-service in July 2006.

The aggregate increase in rental revenue was offset by the sales of Democracy Center in August 2007, 5 Times Square in February 2007 and 280 Park Avenue in June 2006. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property. Rental Revenue from Properties Sold decreased by approximately $20.8 million, as detailed below:

		Rental Revenue for the three months ended September 30
Property	Date Sold	2007	2006	Change
		(in thousands)
Democracy Center	August 7, 2007	$1,946	$3,868	$(1,922)
5 Times Square	February 15, 2007	—	18,900	(18,900)
280 Park Avenue	June 6, 2006	—	—	—

Total		$1,946	$22,768	$(20,822)

Termination Income

Termination income for the three months ended September 30, 2007 was related to six tenants across the Total Property Portfolio that terminated their leases, and we recognized termination income totaling approximately $0.7 million. This compared to termination income of approximately $3.7 million for the three months ended September 30, 2006 related to six tenants. We currently anticipate realizing approximately $1.0 million in termination income for the fourth quarter of 2007.

Real Estate Operating Expenses

The $3.0 million increase in property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property Portfolio is comprised of increases and decreases within the four categories that comprise our Total Property Portfolio. Operating expenses for the Same Property Portfolio increased approximately $4.4 million, Properties Sold decreased approximately $5.0 million, Properties Acquired increased approximately $3.3 million and Properties Repositioned increased approximately $0.2 million.

We incur certain tenant specific property costs for which we are reimbursed from our tenants. Starting in 2007, we have included these reimbursements in rental revenue and included the tenant specific operating cost within real estate operating expenses. This income and expense classification in 2007 results in a presented increase to comparable rental revenue and real estate operating expenses, however does not impact our consolidated net operating income. For the three months ended September 30, 2007 and 2006, the rental income and real estate operating expense gross up was approximately $2.3 million and $3.8 million, respectively.

Operating expenses from the Same Property Portfolio increased approximately $4.4 million for the three months ended September 30, 2007 compared to 2006. Included in Same Property Portfolio operating expenses is an increase in repairs and maintenance of approximately $1.2 million. In addition, real estate taxes increased approximately $1.9 million, or 4.6%, due to increased real estate tax assessments, and increased other administrative property expenses approximately $1.5 million.

The acquisitions of 6601 & 6605 Springfield Center Drive, 103 Fourth Avenue, Springfield Metro Center and Kingstowne Towne Center during 2007, as well as the acquisitions of Four and Five Cambridge Center and 3200 Zanker Road during 2006, increased operating expenses from Properties Acquired by approximately $3.3 million for the three months ended September 30, 2007 as detailed below:

		Real Estate Operating Expenses for the three months ended September 30
Property	Date Acquired	2007	2006	Change
		(in thousands)
Springfield Metro Center	April 11, 2007	$30	$—	$30
Kingstowne Towne Center	March 30, 2007	1,006	—	1,006
103 Fourth Avenue	January 29, 2007	136	—	136
6601 & 6605 Springfield Center Drive	January, 2007	41	—	41
Four and Five Cambridge Center	November 30, 2006	1,749	—	1,749
3200 Zanker Road	August 10, 2006	430	46	384

Total		$3,392	$46	$3,346

Operating expenses from Properties Repositioned for the three months ended September 30, 2007 increased approximately $0.2 million over the three months ended September 30, 2006. Our Capital Gallery expansion project is included in Properties Repositioned for the three months ended September 30, 2007 and September 30, 2006. In April 2006, tenants began to take occupancy and we placed our Capital Gallery expansion project in-service in July 2006.

A decrease of approximately $5.0 million in the Total Property Portfolio operating expenses was due to the sales of Democracy Center in August 2007, 5 Times Square in February 2007 and 280 Park Avenue in June 2006, as detailed below. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property.

		Real Estate Operating Expenses for the three months ended September 30
Property	Date Sold	2007	2006	Change
		(in thousands)
Democracy Center	August 7, 2007	$754	$1,675	$(921)
5 Times Square	February 15, 2007	—	3,909	(3,909)
280 Park Avenue	June 6, 2006	—	227	(227)

Total		$754	$5,811	$(5,057)

We continue to review and monitor the impact of rising insurance and energy costs, as well as other factors, on our operating budgets for fiscal year 2007. Because some operating expenses are not recoverable from tenants, an increase in operating expenses due to one or more of the foregoing factors could have an adverse effect on our results of operations.

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased approximately $0.4 million for the three months ended September 30, 2007 as compared to 2006. For the three months ended September 30, 2007 and 2006, the operations of the Long Wharf Marriott has been included as part of discontinued operations due to its sale on March 23, 2007. We expect the Cambridge hotel to contribute between $3.5 million and $4.0 million to net operating income for the fourth quarter of 2007.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the three months ended September 30, 2007 and 2006.

	2007	2006	Percentage Change
Occupancy	86.0%	86.4%	(0.5%)
Average daily rate	$209.75	$191.13	9.7%
Revenue per available room, REVPAR	$180.46	$165.14	9.3%

Development and Management Services

Development and Management Services income increased approximately $0.8 million for the three months ended September 30, 2007 compared to 2006. The increase is attributed to higher fee income due to a leasing commission earned under our management contract with the buyer of 280 Park Avenue and greater work order income in New York City. We have maintained management contracts following the sale of Democracy Center on August 7, 2007, 5 Times Square on February 15, 2007 and 280 Park Avenue on June 6, 2006. As we complete our joint venture project at 505 9th Street and several large tenant improvement projects we expect development and management fee income to decrease. We expect third party fee income to be between $3.5 million to $4.0 million for the fourth quarter of 2007.

Interest and Other Income

Interest and other income increased approximately $10.5 million for the three months ended September 30, 2007 compared to 2006 as a result of higher overall interest rates and increased average cash balances. In February 2007, our Operating Partnership issued $862.5 million of 2.875% unsecured exchangeable senior notes. On February 15, 2007, we completed the sale of our long-term leasehold interest in 5 Times Square in New York City for approximately $1.28 billion in cash. On March 23, 2007, we completed the sale of the Long Wharf Marriott for approximately $225.6 million in cash. On April 5, 2007 we completed the sale of Newport Office Park for approximately $33.7 million in cash and on August 7, 2007, we completed the sale of Democracy Center for approximately $184.5 million in cash. Interest income is projected to be between $23 million and $24 million for the fourth quarter of 2007, slightly lower than the third quarter due to the repayment of our mortgages on the 500 Carnegie series and Embarcadero Center Four prior to their stated maturities, offset by the proceeds from asset sales.

We expect that our aggregate distributions for the 2007 tax year will include, in addition to our regular quarterly distributions, at least that portion of the 2007 property sale proceeds necessary for us to avoid paying corporate level tax on the otherwise taxable gain. As our development activities intensify, the amount of our cash invested in these assets will result in a corresponding reduction in our interest income as well as an increase in our capitalized interest expense.

Other Expenses

General and Administrative

General and administrative expenses increased approximately $7.5 million for the three months ended September 30, 2007 compared to 2006. During the three months ended September 30, 2007 we recognized additional expense related to abandoned project costs of approximately $4.5 million. The remaining increase includes the final ramp up on our stock based compensation, the change in the vesting periods to four years on grants issued after November 2006 and increases in base compensation. We anticipate our general and administrative expenses to be between approximately $17.0 million and $18.0 million for the fourth quarter of 2007.

Commencing in 2003, we issued restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under the 1997 Stock Option and Incentive Plan as our primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of our restricted stock. Employees vest in restricted stock and LTIP Units over a four- or five-year term (for awards granted between 2003 and November 2006, vesting is over a five-year term with annual vesting of 0%, 0%, 25%, 35% and 40%; and for awards granted after November 2006, vesting will occur in equal annual installments over a four-year term). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. LTIP Units that were issued in January 2005 and any future LTIP Unit awards will be valued using an option pricing model in accordance with the provisions of SFAS No. 123R. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “stock-based compensation.” Stock-based compensation associated with approximately $11.3 million of restricted stock and LTIP Units granted in April 2006 and approximately $18.5 million of restricted stock and LTIP Units granted in January 2007. The expense will be incurred ratably over the respective vesting period.

Interest Expense

Interest expense for the Total Property Portfolio decreased approximately $3.6 million for the three months ended September 30, 2007 compared to 2006. The decrease is due to (1) the repayment of outstanding mortgage debt in connection with the sale of Democracy Center in August 2007 which decreased interest expense by $1.0 million, (2) the repayment of our mortgage loans collateralized by Capital Gallery, Embarcadero Center Three and Embarcadero Center Four, which decreased interest expense approximately $4.1 million, and (3) an increase in capitalized interest costs which resulted in a decrease of interest expense of approximately $6.0 million. These decreases were offset by (1) an increase of approximately $7.3 million related to interest paid on the $862.5 million unsecured exchangeable senior notes issued in the first quarter of 2007 by our Operating Partnership at an effective per annum interest rate of 3.438% and (2) an increase of approximately $1.0 million related to the acquisition of Kingstowne Towne Center on March 30, 2007. The remaining decrease is attributed to scheduled loan amortization on our outstanding debt.

At September 30, 2007, our variable rate debt consisted of our construction loan at South of Market. The following summarizes our outstanding debt as of September 30, 2007 and September 30, 2006:

	September 30,
	2007	2006
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$5,312,562	$4,033,323
Variable rate	96,706	700,000

Total	$5,409,268	$4,733,323

Percent of total debt:
Fixed rate	98.21%	85.21%
Variable rate	1.79%	14.79%

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	5.60%	6.20%
Variable rate	6.91%	5.94%

Total	5.62%	6.16%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $1.1 million for the three months ended September 30, 2007 compared to 2006. Approximately $0.4 million related to decreases in the Same Property Portfolio and approximately $5.2 million related to the recent acquisition activity. An increase of approximately $0.3 million was attributed to Properties Repositioned. These increases were offset by a decrease of approximately $4.1 million due to the sales of Democracy Center in August 2007, 5 Times Square in February 2007 and 280 Park Avenue in June 2006.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the three months ended September 30, 2007 and 2006 were $2.6 million and $2.1 million, respectively. These costs are not included in the general and administrative expenses discussed above. We expect capitalized wages to increase with our increased development activity into 2007 and 2008. Interest capitalized for the three months ended September 30, 2007 and 2006 was $8.4 million and $1.6 million, respectively. These costs are not included in the interest expense referenced above.

Losses from early extinguishments of debt

In conjunction with the sale of Democracy Center in Bethesda, Maryland on August 7, 2007, we repaid the mortgage financing collateralized by the property totaling approximately $94.6 million. We paid a prepayment fee of approximately $2.6 million associated with the repayment. We recognized a loss from early extinguishment of debt totaling approximately $2.7 million consisting of the prepayment fee and the write-off of unamortized deferred financing costs.

For the three months ended September 30, 2006, we repaid the construction and permanent financing at Capital Gallery totaling approximately $34.0 million and $49.7 million using available cash. We recognized losses from early extinguishment of debt totaling approximately $0.2 million comprised of a prepayment penalty and the write-off of unamortized deferred finance costs.

Income from Unconsolidated Joint Ventures

On October 1, 2007, our 505 9th Street joint venture project, a 323,000 net rentable square foot Class A office property located in Washington, D.C., was placed in-service. In connection with placing this property in-service, we expect to consolidate this entity as of October 1, 2007 due to the involvement we have in the venture once the property is operational. On October 17, 2007, the construction financing on the property was converted to a ten-year fixed rate loan. The construction financing was comprised of a (1) $60.0 million loan commitment, which bore interest at a fixed rate of 5.73% per annum, with an outstanding balance of approximately $50.5 million, and (2) a $35.0 million loan commitment, which bore interest at a variable rate equal to LIBOR plus 1.25% per annum, with an outstanding balance of approximately $29.0 million. The new mortgage financing totaling $130.0 million bears interest at a fixed interest rate of 5.73% per annum and matures on November 1, 2017.

For the three months ended September 30, 2007, income from joint ventures decreased approximately $18.8 million. On September 15, 2006, a joint venture in which we have a 35% interest sold 265 Franklin Street located in Boston, Massachusetts, at a sale price of approximately $170.0 million. Net cash proceeds totaled approximately $108.3 million, of which our share was approximately $37.9 million, after the repayment of mortgage indebtedness of approximately $60.8 million and unfunded tenant obligations and other closing costs of approximately $0.9 million. The venture recognized a gain on sale of real estate of approximately $51.4 million, of which our share was approximately $18.0 million and a loss from early extinguishment of debt of approximately $0.2 million, of which our share was $0.1 million.

Income from discontinued operations, net of minority interest

For the three months ended September 30, 2007 and 2006, discontinued operations consisted of the Long Wharf Marriott hotel in Boston, Massachusetts and Newport Office Park in Quincy, Massachusetts.

Minority interest in Operating Partnership

Minority interest in Operating Partnership decreased approximately $4.2 million for the three months ended September 30, 2007 compared to 2006 related to the minority interest in our Operating Partnership’s income allocation related to an underlying increase in allocable income. This increase was offset by decreases related to the redemption in ownership interests for the three months ended September 30, 2007.

Gains on sales of real estate, net of minority interest

On August 7, 2007, we sold Democracy Center in Bethesda, Maryland, for approximately $280.5 million. Net cash proceeds totaled approximately $184.5 million, after the repayment of the mortgage indebtedness of approximately $94.6 million and closing costs of approximately $1.4 million, resulting in a gain on sale of approximately $168.3 million (net of minority interest share of approximately $29.9 million). Due to our continuing involvement through an agreement with the buyer to manage the property for a fee after the sale, this property has not been categorized as discontinued operations.

Pursuant to the purchase and sale agreement related to the sale of 280 Park Avenue, we entered into a master lease agreement with the buyer at closing. Under the master lease agreement, we have guaranteed that the buyer will receive at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the current leases for this space. The current leases for this space are scheduled to expire at various times between June 2006 and October 2007. The aggregate amount of base rent we have guaranteed over the entire period from 2006 to 2017 is approximately $67.3 million. During the three months ended September 30, 2006, we signed new qualifying leases for 26,681 net rentable square feet of the 74,340 net rentable square foot master lease obligation, resulting in the recognition of approximately $17.6 million (net of minority interest share of approximately $3.3 million) of additional gain on sale of real estate. As of September 30, 2007, the master lease obligation totaled approximately $46.4 million.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are to:

•	fund normal recurring expenses;

•	fund current development costs not covered under construction loans;

•	meet debt service and principal repayment obligations;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund new property acquisitions; and

•	make the minimum distribution required to maintain our REIT qualification under the Internal Revenue Code of 1986, as amended.

On December 15, 2006, our Board of Directors declared a special cash dividend of $5.40 per common share payable on January 30, 2007 to shareholders of record as of the close of business on December 29, 2006. The decision to declare a special dividend was the result of the sales of assets in 2006, including 280 Park Avenue and 265 Franklin Street. The Board of Directors did not change our policy with respect to regular quarterly dividends. The payment of the regular quarterly dividend of $0.68 per share and the special dividend of $5.40 per share resulted in a total payment of $6.08 per share on January 30, 2007.

We expect that our aggregate distributions for the 2007 tax year will include, in addition to our regular quarterly distributions, at least that portion of 2007 property sale proceeds necessary for us to avoid paying corporate level tax on the otherwise taxable gain, currently estimated to be approximately $810 million. Under applicable tax rules, distributions for the 2007 tax year must be paid by January 30, 2008. The sale of our Long Wharf Marriott hotel and Democracy Center were completed and we expect to complete the sale of Orbital Science Campus and Broad Run Business Park, Building E properties as part of a “like-kind exchange” under Section 1031 of the Internal Revenue Code.

We repaid the mortgage loans secured by 504, 506, 508 and 510 Carnegie Center properties on October 1, 2007, prior to their natural maturities. These repayments do not have any prepayment penalties and were made using an aggregate of approximately $65.0 million of cash.

We believe that our liquidity needs will be satisfied using cash on hand, cash flows generated by operations and provided by financing activities, as well as cash generated from asset sales. Base rental revenue, recovery income from tenants, other income from operations, available cash balances, draws on our unsecured line of credit and refinancing of maturing indebtedness are our principal sources of capital used to pay operating expenses, debt service and principal repayment obligations, recurring capital expenditures and the minimum distribution required to maintain our REIT qualification. We seek to increase income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our office real estate management, leasing, development and construction businesses. Consequently, we believe our revenue, together with proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs. However, material changes in these factors may adversely affect our net cash flows. Such changes, in turn, could adversely affect our ability to fund distributions, debt service and principal repayment obligations and tenant improvements. In addition, a material adverse change in our cash provided by operations may affect our ability to comply with the financial performance covenants under our unsecured line of credit and unsecured senior notes.

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

Cash and cash equivalents were $1.9 billion and $1.0 billion at September 30, 2007 and 2006, respectively, representing an increase of $900 million. The increase in cash and cash equivalents was mainly attributed to net proceeds from the sale of Democracy Center, 5 Times Square and Long Wharf Marriott and proceeds from our offering of unsecured exchangeable senior notes offset by dividends and distributions. The following table sets forth increases and decreases in cash flows:

	Nine months ended September 30
	2007	2006	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$453,123	$383,037	$70,086
Net cash provided by investing activities	1,053,709	491,676	562,033
Net cash provided by (used in) financing activities	(338,422)	(87,183)	251,239

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

In 2007, we expect our total dividends to exceed our cash flow from operating activities due to the special dividend which was declared in December 2006 and paid to common stockholders and common unitholders of BPLP on January 30, 2007. The cash flows distributed were generated from sales of real estate assets and proceeds from the sales are included as part of cash flows from investment activities. Dividends will generally exceed cash flows from operating activities during periods in which we sell significant real estate assets and distribute gains on sale that would otherwise be taxable.

Cash is used in investing activities to fund acquisitions, development and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash provided by investing activities for the nine months ended September 30, 2007 consisted of the following:

Nine months ended September 30, 2007
(in thousands)
Net proceeds from the sales of real estate	$1,773,125
Net investments in unconsolidated joint ventures	(5,315)
Acquisitions/additions to real estate	(692,348)
Recurring capital expenditures	(19,857)
Hotel improvements, equipment upgrades and replacements	(1,060)
Planned non-recurring capital expenditures associated with acquisition properties	(836)

Net cash provided by investing activities	$1,053,709

Cash used in financing activities for the nine months ended September 30, 2007 totaled approximately $338.4 million. This consisted primarily of the $840 million of net proceeds from our offering of 2.875% unsecured exchangeable senior notes and proceeds from mortgage notes payable, offset by the repayment of our Embarcadero Center Four mortgage loan, Times Square Tower mortgage loan and other mortgage notes payable, our secured draw under our Unsecured Line of Credit, as well as the payments of dividends and distributions to shareholders and the unitholders of our Operating Partnership. Future debt payments are discussed below under the heading “Debt Financing.”

Capitalization

At September 30, 2007, our total consolidated debt was approximately $5.4 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 5.62% and the weighted-average maturity was approximately 5.3 years.

Debt to total market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total market capitalization was approximately $20.1 billion at September 28, 2007. Total market capitalization was calculated using the September 30, 2007 closing stock price of $103.90 per common share and the following: (1) 119,253,212 shares of our common stock, (2) 20,285,974 outstanding common units of partnership interest in Boston Properties Limited Partnership (excluding common units held by Boston Properties, Inc.), (3) an aggregate of 1,460,688 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest in Boston Properties Limited Partnership, (4) an aggregate of 676,192 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (5) our consolidated debt totaling approximately $5.4 billion. Our total consolidated debt at September 30, 2007 represented approximately 26.87% of our total market capitalization. This percentage will fluctuate with changes in the market price of our common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the debt to total market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

Debt Financing

As of September 30, 2007, we had approximately $5.4 billion of outstanding indebtedness, representing 26.87% of our total market capitalization as calculated above consisting of (1) $1.472 billion in publicly traded unsecured debt having a weighted-average interest rate of 5.95% per annum and maturities in 2013 and 2015; (2) $450 million of publicly traded exchangeable unsecured debt having an interest rate of 3.75% per annum, an initial optional redemption date in 2013 and maturity in 2036; (3) $843.1 million of publicly traded exchangeable unsecured debt having an interest rate of 2.875% per annum (an effective rate of 3.438% per annum) having an initial optional redemption in 2012 and maturing in 2037; and (4) $2.6 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 6.40% per annum and weighted-average term of 5.0 years. The table below summarizes our mortgage notes payable, our senior unsecured notes and our Unsecured Line of Credit at September 30, 2007:

	September 30
	2007	2006
	(dollars in thousands)
DEBT SUMMARY:
Balance
Fixed rate mortgage notes payable	$2,547,687	$2,111,953
Variable rate mortgage notes payable	96,706	700,000
Unsecured senior notes, net of discount	1,471,801	1,471,370
Unsecured exchangeable senior notes	1,293,074	450,000
Unsecured line of credit	—	—

Total	$5,409,268	$4,733,323

Percent of total debt:
Fixed rate	98.21%	85.21%
Variable rate	1.79%	14.79%

Total	100.0%	100.0%

GAAP Weighted-average interest rate at end of period:
Fixed rate	5.60%	6.20%
Variable rate	6.91%	5.94%

Total	5.62%	6.16%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates. As of September 30, 2007, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 1.25% per annum. On September 27, 2007, we entered into an interest rate swap contract to fix the one-month LIBOR index rate at 4.57% per annum on a notional amount of $96.7 million. The swap contract went into effect on October 22, 2007 and expires on October 29, 2008.

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

As of September 30, 2007, we had no amount outstanding under the Unsecured Line of Credit with the ability to borrow $583.3 million. We currently have no borrowings outstanding under our Unsecured Line of Credit.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of September 30, 2007 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.296%	$750,000	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.280%	175,000	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.636%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.075%	250,000	June 1, 2015

Total principal			1,475,000
Net discount			(3,199)

Total			$1,471,801

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (the $250 million 12 Year Unsecured Senior Notes that mature on June 1, 2015 are calculated at the U.S. Treasury yield plus 25 basis points), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of September 30, 2007, we were in compliance with each of these financial restrictions and requirements.

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

In connection with the closing, we and our Operating Partnership entered into a Registration Rights Agreement with the initial purchasers, under which we and our Operating Partnership agreed, for the benefit of the holders of the notes, to file with the Securities and Exchange Commission and maintain a shelf registration statement providing for the sale by the holders of the notes and our common stock, if any, issuable upon exchange of the notes. The Operating Partnership will be required to pay liquidated damages in the form of specified additional interest to the holders of the notes if we fail to comply with these obligations; provided that we will not be required to pay liquidated damages with respect to any note after it has been exchanged for any of our common stock. On March 13, 2007, we filed with the SEC a registration statement covering the resale of the notes and shares of common stock issuable upon exchange of the notes. The registration statement was declared effective by the SEC on April 20, 2007.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgages notes payable at September 30, 2007:

Properties	GAAP Interest Rate	Principal Amount		Maturity Date
	(in thousands)
599 Lexington Avenue(1)	5.41%	$750,000		March 1, 2017
Citigroup Center	7.24%	487,413	(2)	May 11, 2011
Embarcadero Center One and Two	6.74%	280,419		December 10, 2008
Prudential Center	6.73%	261,158		July 1, 2008
South of Market	6.91%	96,706	(3)(5)	November 21, 2009
One Freedom Square	5.34%	76,427	(4)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.58%	63,000	(5)	October 1, 2014
202, 206 & 214 Carnegie Center	8.22%	58,434		October 1, 2010
140 Kendrick Street	5.25%	57,409	(6)	July 1, 2013
New Dominion Tech. Park, Bldg. One	7.84%	54,042		January 15, 2021
1330 Connecticut Avenue	4.74%	53,349	(7)	February 26, 2011
Reservoir Place	5.84%	50,749	(8)	July 1, 2009
Kingstowne Two and Retail	5.61%	43,459	(9)	January 1, 2016
504, 506 & 508 Carnegie Center	7.39%	41,255	(10)	January 1, 2008
10 and 20 Burlington Mall Road	7.31%	35,735	(11)	October 1, 2011
Ten Cambridge Center	8.35%	31,637		May 1, 2010
Sumner Square	7.54%	27,102		September 1, 2013
Montvale Center	6.07%	25,000	(5)	June 6, 2012
Eight Cambridge Center	7.74%	24,667		July 15, 2010
1301 New York Avenue	7.24%	23,834	(12)	August 15, 2009
510 Carnegie Center	7.39%	23,710	(10)	January 1, 2008
Reston Corporate Center	6.56%	20,714		May 1, 2008
University Place	6.99%	20,561		August 1, 2021
Kingstowne One	5.68%	20,524	(13)	May 5, 2013
Bedford Business Park	8.60%	17,089		December 10, 2008

Total		$2,644,393

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

(2)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon redemption of the outside members’ equity interest in the limited liability company that owns the property to reflect the fair value of the note. The stated principal balance at September 30, 2007 was $485.2 million and the stated interest rate was 7.19%.
(3)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum.
(4)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2007 was $71.2 million and the stated interest rate was 7.75% per annum.
(5)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(6)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2007 was $53.0 million and the stated interest rate was 7.51% per annum.
(7)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2007 was $48.9 million and the stated interest rate was 7.58% per annum.
(8)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2007 was $50.0 million and the stated interest rate was 7.0% per annum.
(9)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2007 was $42.4 million and the stated interest rate was 5.99% per annum.
(10)	On October 1, 2007, we repaid the mortgage loan secured by this property.
(11)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(12)	Includes outstanding principal in the amounts of $18.1 million, $4.0 million and $1.7 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75% per annum, respectively.
(13)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2007 was $20.1 million and the stated interest rate was 5.96% per annum.

Off Balance Sheet Arrangements- Joint Venture Indebtedness

We have investments in eight unconsolidated joint ventures (including our investment in the Value-Added Fund which owns two properties) with our effective ownership interests ranging from 5% to 51%. All of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At September 30, 2007, the aggregate debt incurred by these ventures was approximately $627.5 million. The table below summarizes the outstanding debt of these joint venture properties at September 30, 2007:

Properties	Venture Ownership %	GAAP Interest Rate	Principal Amount		Maturity Date
	(in thousands)
Metropolitan Square	51%	8.23%	$129,220		May 1, 2010
Market Square North	50%	7.74%	88,507		December 19, 2010
505 9th Street	50%	6.19%	79,064	(1)	See Note 1
Eighth Avenue and 46th Street	50%	8.34%	23,600	(2)	May 8, 2008
Annapolis Junction	50%	7.17%	5,571		September 12, 2010
901 New York Avenue	25%	5.27%	170,000		January 1, 2015
Circle Star	25%	6.57%	42,000	(3)	September 1, 2013
300 Billerica Road	25%	5.69%	7,500	(3)	January 1, 2016
Wisconsin Place	23.89%	7.12%	46,167	(4)	March 11, 2009 (4)
Wisconsin Place	23.89%	4.38%	7,392	(5)	January 1, 2008 (5)
Wisconsin Place Retail	5%	5.44%	28,473	(6)	March 29, 2010 (6)

Total			$627,494

(1)

Amount represents outstanding construction financing under a $60.0 million loan commitment (of which our share is $30.0 million) which bears interest at a fixed rate of 5.73% per annum and a $35.0 million loan commitment (of which our share is $17.5 million) which bears interest at a variable rate of LIBOR plus 1.25% per annum. On October 17, 2007 the construction financing on the property was converted to a ten-year fixed rate loan. The new mortgage financing totaling $130.0 million bears interest at a fixed interest rate of 5.73% per annum and matures on November 1, 2017. The weighted-average rate as of September 30, 2007 is reflected in the table.

(2)	The financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum.
(3)	This property is owned by the Value-Added Fund.
(4)	Amount represents outstanding construction financing under a $96.5 million loan commitment (of which our share is $23.1 million) at a variable rate equal to LIBOR plus 1.50% per annum with a maturity in March 2009. The mortgage debt requires interest only payments with a balloon payment due at maturity. On March 29, 2007, the entity executed an amendment to its construction loan agreement. The outstanding balance on the construction loan was approximately $53.6 million of the $96.5 million commitment. The amended agreement provides for a reduction in the loan commitment amount to $69.1 million. The reduction relates to the repayment of the retail portion of the outstanding balance totaling approximately $15.9 million and an additional reduction in the borrowing capacity of approximately $11.5 million with a corresponding release of collateral in conjunction with the retail entity obtaining new construction financing.
(5)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted to reflect the fair value of the note using an effective interest rate of 4.38% per annum. This note is non-interest bearing with a stated principal balance of $7.5 million (of which our share is approximately $1.8 million) and matures in January 2008. The weighted-average rates exclude the impact of this loan. We have agreed, together with our third-party joint venture partners, to guarantee this seller financing on behalf of the land and infrastructure entity.
(6)	Amount represents outstanding construction financing under a $66.0 million loan commitment collateralized by the retail entity of Wisconsin Place. Wisconsin Place is a mixed-use development project consisting of office, retail and residential properties located in Chevy Chase, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.375% per annum and matures on March 29, 2010 with two one-year extension options.

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

The following table presents a reconciliation of net income available to common shareholders to FFO for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Net income available to common shareholders	$242,370	$107,962
Add:
Minority Interest in Operating Partnership	14,178	18,404
Less:
Income from unconsolidated joint ventures	1,390	20,200
Gains on sales of real estate, net of minority interest	168,495	17,889
Income from discontinued operations, net of minority interest	—	3,371

Income before income from unconsolidated joint ventures, minority interest in Operating Partnership, gains on sales of real estate and discontinued operations	86,663	84,906
Add:
Real estate depreciation and amortization(1)	73,195	73,408
Income from discontinued operations	—	3,995
Income from unconsolidated joint ventures(2)	1,390	2,283
Less:
Preferred distributions	1,054	1,912

Funds from Operations	$160,194	$162,680
Add:
Losses from early extinguishment of debt associated with the sales of real estate	2,675	—

Funds from operations after a supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	162,869	162,680
Less:
Minority interest in the Operating Partnership’s share of Funds from Operations after a supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	23,815	25,404

Funds from Operations available to common shareholders after a supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	$139,054	$137,276

Our percentage share of Funds from Operations—basic	85.38%	84.38%

Weighted-average shares outstanding—basic	119,010	115,432

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $71,616 and $70,558 our share of unconsolidated joint venture real estate depreciation and amortization of $1,989 and $2,253 and depreciation and amortization from discontinued operations of $0 and $990, less corporate related depreciation and amortization of $410 and $393 for the three months ended September 30, 2007 and 2006, respectively.
(2)	Excludes approximately $17.9 million related to our share of the gain on sale and related loss from early extinguishment of debt associated with the sale of 265 Franklin Street for the three months ended September 30, 2006.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)		(in thousands)
Basic FFO	$162,869	139,392	$162,680	136,793
Effect of Dilutive Securities
Convertible Preferred Units	1,054	1,644	1,912	2,999
Stock Options and Exchangeable Notes	—	1,645	—	2,296

Diluted FFO	$163,923	142,681	$164,592	142,088
Less:
Minority interest in Operating Partnership’s share of diluted FFO	23,416	20,382	24,745	21,361

Company’s share of Diluted FFO(1)	$140,507	122,299	$139,847	120,727

(1)	Our share of diluted Funds from Operations was 85.72% and 84.97% for the quarter ended September 30, 2007 and 2006, respectively.

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

On February 15, 2007, we sold the long-term leasehold interest in 5 Times Square in New York City and related credits, for approximately $1.28 billion in cash. In conjunction with the sale, we have agreed to provide to the buyer monthly revenue support from the closing date until December 31, 2008. The aggregate amount of the revenue support payments will be approximately $1.6 million and has been recorded as a purchase price adjustment and included in Other Liabilities within our Consolidated Balance Sheets. As of September 30, 2007, the remaining revenue support obligation totaled approximately $0.2 million.

In connection with the sale of 280 Park Avenue, we entered into a master lease agreement with the buyer at closing. Under the master lease agreement, we guaranteed that the buyer will receive at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the current leases for this space. The current leases for this space are scheduled to expire at various times between June 2006 and October 2007. The aggregate amount of base rent we have guaranteed over the entire period from 2006 to 2017 is approximately $67.3 million. Our guarantee obligations, which are in the form of base rent payments to the buyer, will be reduced by the amount of base rent payable, whether or not actually paid, under qualifying leases for this space that we obtain from prospective tenants. We will remain responsible for any free rent periods. The buyer will bear all customary leasing costs for this space, including tenant improvements and leasing commissions. During the nine months ended September 30, 2007, we signed a new qualifying lease for approximately 22,000 net rentable square feet of our remaining 47,659 net rentable square foot master lease obligation. Our remaining master lease obligation as of September 30, 2007 is approximately $26.5 million which is reflected in the Consolidated Balance Sheet as other liabilities.

Under the purchase and sale agreement for 280 Park Avenue, we have also agreed to provide to the buyer fixed monthly revenue support from the closing date until December 31, 2008. The aggregate amount of the revenue support payments will be approximately $22.5 million and has been recorded as a purchase price adjustment and included in Other Liabilities within our Consolidated Balance Sheets. As of September 30, 2007, the remaining revenue support obligation totaled approximately $8.4 million.

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

Approximately $5.3 billion of our borrowings bear interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. As of September 30, 2007, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 1.25% per annum. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date.

	2007	2008	2009	2010	2011	2012+	Total	Fair Value
	Secured debt
	(dollars in thousands)
Fixed Rate	$10,291	$667,494	$95,442	$132,870	$545,153	$1,096,437	$2,547,687	$2,569,196
Average Interest Rate	6.69%	6.84%	6.38%	7.86%	7.02%	5.61%	6.38%
Variable Rate	—	—	96,706	—	—	—	96,706	96,706

	Unsecured debt
Fixed Rate	—	—	—	—	—	$1,471,801	$1,471,801	$1,467,348
Average Interest Rate	—	—	—	—	—	5.95%	5.95%
Variable Rate	—	—	—	—	—	—	—	—

	Unsecured exchangeable debt
Fixed Rate	—	—	—	—	—	$1,293,074	$1,293,074	$1,320,313
Average Interest Rate	—	—	—	—	—	3.55%	3.55%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$10,291	$667,494	$192,148	$132,870	$545,153	$3,861,312	$5,409,268	$5,453,563

In July and August 2007, we entered into nine interest rate contracts, known as “treasury locks,” which fix the 10-year treasury rate at a weighted-average rate of 4.74% per annum on notional amounts of $325.0 million. The treasury locks fix the 10-year treasury rate for a long-term fixed-rate financing commencing in April 2008 and expiring in April 2018. We expect to settle the interest rate contracts at the time we lock the rate on long-term fixed-rate financing. If the 10-year treasury rate is below the fixed strike rate at the time we settle each contract, we would be required to make a payment to the contract counterparties; if the 10-year treasury rate is above the fixed strike rate at the time we cash settle each contract, we would receive a payment from the contract counterparties. The amount that we either pay or receive will equal the present value of the basis point differential between the applicable fixed strike rate and the 10-year treasury rate at the time we settle each contract. These treasury locks qualify as highly-effective cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

In August and September 2007, we entered into four forward-starting interest rate swap contracts to lock in the 10-year treasury rate and 10-year swap spread. The swaps fixed the 10-year swap rate for a financing in July 2008 at a weighted-average rate of 5.21% per annum on notional amounts aggregating $125.0 million. The 10-year treasury rate is a component of the 10-year swap rate and the swap contracts effectively fixed the 10-year treasury rate at a weighted-average interest rate of 4.53% per annum. The forward-starting swaps fix the 10-year swap rate for a long-term fixed-rate financing commencing in April 2008 and expiring in April 2018. We expect to settle the interest rate contracts in cash at the time we lock the rate on long-term fixed-rate financing. If the 10-year swap rate is below the fixed strike rate at the time we settle each contract, we would be required to make a payment to the contract counter-parties; if the 10-year swap rate is above the fixed strike rate at the time we cash settle each contract, we would receive a payment from the contract counterparties. The amount that we either pay or receive will equal the present value of the basis point differential between the applicable fixed strike rate and the 10-year swap rate at the time we settle each contract. We believe that these swaps qualify as highly-effective cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

On September 27, 2007, we entered into an interest rate swap contract to fix the one-month LIBOR index rate at 4.57% per annum on a notional amount of $96.7 million. The swap contract goes into effect on October 22, 2007 and expires on October 29, 2008.

On November 2, 2007, we entered into a forward-starting interest rate swap contract to lock the 10-year LIBOR swap rate on a notional amount of $25.0 million at a forward-starting 10-year swap rate of 5.05% per annum. The 10-year treasury rate is a component of the 10-year swap rate and the referenced contract effectively fixed the 10-year treasury rate at 4.38%. The swap contract goes into effect on July 31, 2008 and expires on July 31, 2018. On November 9, 2007, we entered into a treasury lock that fixed the 10-year treasury rate at 4.33% per annum on a notional amount of $25.0 million. The treasury lock matures on July 31, 2008. We have effectively fixed the 10-year treasury rate at a weighted average interest rate of 4.65% per annum on notional amounts aggregating $500.0 million with its interest rate hedging program.

We have recorded the changes in fair value of the treasury lock and swap contracts related to the effective portion of the interest rate contracts totaling approximately $2.9 million in Accumulated Other Comprehensive Income within our Consolidated Balance Sheets. We expect that within the next twelve months we will reclassify into earnings approximately $0.2 million of the amounts recorded within Accumulated Other Comprehensive Income relating to the treasury lock contracts and forward-starting interest rate swap contracts.

During 2005, we entered into twelve forward-starting interest rate swap contracts to lock in the 10-year treasury rate and 10-year swap spreads. On December 19, 2006, we entered into an interest rate lock agreement with a lender for a fixed interest rate of 5.57% per annum on a ten-year mortgage financing totaling $750.0 million to be collateralized by our 599 Lexington Avenue property in New York City. We closed on the mortgage financing on February 12, 2007. In conjunction with the interest rate lock agreement, we terminated the forward-starting interest rate swap contracts and received approximately $10.9 million, which amount will reduce our interest expense over the ten-year term of the financing, resulting in an effective interest rate of 5.38% per annum. Over the next twelve months we will reclassify into earnings approximately $1.0 million of the amounts recorded within Accumulated Other Comprehensive Loss relating to the forward-starting interest rate swap contracts.

We intend to consider entering into additional hedging arrangements to minimize our interest rate risk.

At September 30, 2007, our outstanding variable rate debt based off LIBOR totaled approximately $96.7 million. At September 30, 2007, the average interest rate on variable rate debt was approximately 6.68%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $0.2 million for the three months ended September 30, 2007.

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

ITEM 1A—Risk Factors.

There were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations—Update on Recent Regulatory Initiatives.”) In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on the Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended September 30, 2007, the Company issued 215,022 shares of common stock in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. The shares of common stock were issued in exchange for 215,022 common units of limited partnership tendered for redemption by a certain limited partner of Boston Properties Limited Partnership. The common units had been issued by Boston Properties Limited Partnership upon conversion of 163,847 Series Two Preferred Units. The Company relied on the exemption based upon factual representations received from the limited partner who received these shares.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities.

None.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—Submission of Matters to a Vote of Security Holders.

None.

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits

(a) Exhibits

3.1	-	Amendment No. 3 to Amended and Restated By-Laws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Form 8-K filed on October 19, 2007.)

10.1	-	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Mortimer B. Zuckerman.

10.2	-	First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Edward H. Linde.

10.3	-	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Douglas T. Linde.

10.4	-	First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Raymond A. Ritchey.

10.5	-	First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and E. Mitchell Norville.

10.6	-	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Peter D. Johnston.

10.7	-	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Bryan J. Koop.

10.8	-	First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Robert E. Selsam.

10.9	-	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Robert E. Pester.

10.10	-	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Mitchell S. Landis.

10.11	-	First Amendment to the Senior Executive Severance Agreement, dated as of November 1, 2007, by and among Boston Properties, Inc., Boston Properties Limited Partnership and Mortimer B. Zuckerman.

10.12	-	First Amendment to the Senior Executive Severance Agreement, dated as of November 1, 2007, by and among Boston Properties, Inc., Boston Properties Limited Partnership and Edward H. Linde.

10.13	-	First Amendment to the Boston Properties, Inc. Senior Executive Severance Plan, dated as of October 18, 2007.

10.14	-	First Amendment to the Boston Properties, Inc. Executive Severance Plan, dated as of October 18, 2007.

10.15	-	Boston Properties, Inc. Officer Severance Plan, dated as of July 30, 1998.

10.16	-	First Amendment to the Boston Properties, Inc. Officer Severance Plan, dated as of October 18, 2007.

12.1	-	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distributions.

31.1	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC,

November 9, 2007	/s/ DOUGLAS T. LINDE
Douglas T. Linde
President & Chief Financial Officer
(duly authorized officer and
principal financial officer)