Form 10-K
period 2007-12-31
BOSTON PROPERTIES INC
filed 2008-02-29
CIK 1037540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-13087

BOSTON PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2473675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Prudential Center, 800 Boylston Street, Suite 1900 Boston, Massachusetts	02199-8103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 236-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $.01 per share Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the 116,518,476 shares of common stock held by non-affiliates of the Registrant was $11,900,031,954 based upon the last reported sale price of $102.13 per share on the New York Stock Exchange on June 29, 2007. (For this computation, the Registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)

As of February 22, 2008, there were 119,489,042 shares of Common Stock outstanding.

Certain information contained in the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 12, 2008 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. The Registrant intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year ended December 31, 2007.

PART I

Item 1.	Business

General

As used herein, the terms “we,” “us,” “our” and the “Company” refer to Boston Properties, Inc., a Delaware corporation organized in 1997, individually or together with its subsidiaries, including Boston Properties Limited Partnership, a Delaware limited partnership, and our predecessors. We are a fully integrated, self-administered and self-managed real estate investment trust, or “REIT,” and one of the largest owners and developers of office properties in the United States. Our properties are concentrated in five markets—Boston, Washington, D.C., midtown Manhattan, San Francisco and Princeton, NJ. We conduct substantially all of our business through our subsidiary, Boston Properties Limited Partnership. At December 31, 2007, we owned or had interests in 139 properties, totaling approximately 33.9 million net rentable square feet and structured parking for vehicles containing approximately 9.9 million square feet. Our properties consisted of:

•	135 office properties comprised of 115 Class A office properties (including 13 properties under construction) and 20 Office/Technical properties;

•	one hotel; and

•	three retail properties.

We own or control undeveloped land totaling approximately 605.2 acres, which will support approximately 13.1 million square feet of development. In addition, we have a minority interest in the Boston Properties Office Value-Added Fund, L.P., which we refer to as the “Value-Added Fund,” which is a strategic partnership with two institutional investors through which we have pursued the acquisition of assets within our existing markets that have deficiencies in property characteristics which provide an opportunity to create value through repositioning, refurbishment or renovation. Our investments through the Value-Added Fund are not included in our portfolio information tables or any other portfolio level statistics. At December 31, 2007, the Value-Added Fund had investments in an office complex in San Carlos, California, and an office property in Chelmsford, Massachusetts. On January 7, 2008, we transferred our Mountain View, California properties to the Value-Added Fund. The Mountain View properties were not included in our property information set forth above as of December 31, 2007.

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

We are a full-service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, capital markets, construction management, property management, marketing, leasing, accounting, tax and legal services. As of December 31, 2007, we had approximately 660 employees. Our thirty-three senior officers have an average of twenty-four years experience in the real estate industry and an average of fifteen years of experience with us. Our principal executive office and Boston regional office is located at The Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199 and our telephone number is (617) 236-3300. In addition, we have regional offices at 505 9 th Street, NW, Washington, D.C. 20004; 599 Lexington Avenue, New York, New York 10022; Four Embarcadero Center, San Francisco, California 94111; and 302 Carnegie Center, Princeton, New Jersey 08540.

Our Web site is located at http://www.bostonproperties.com. On our Web site, you can obtain a free copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The name “Boston Properties” and our logo (consisting of a stylized “b”) are registered service marks of Boston Properties Limited Partnership.

Boston Properties Limited Partnership

Boston Properties Limited Partnership, or BPLP, is a Delaware limited partnership, and the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. We are the sole general partner and, as of February 22, 2008, the owner of approximately 84.0% of the economic interests in BPLP. Economic interest was calculated as the number of common partnership units of BPLP owned by the Company as a percentage of the sum of (1) the actual aggregate number of outstanding common partnership units of BPLP, (2) the number of common partnership units issuable upon conversion of outstanding preferred partnership units of BPLP and (3) the number of common units issuable upon conversion of all outstanding long term incentive plan units of BPLP, or LTIP units, other than LTIP units issued in the form of 2008 Outperformance Awards assuming all conditions have been met for the conversion of the LTIP units. An LTIP Unit is generally the economic equivalent of a share of our restricted common stock, although LTIP units issued in the form of 2008 Outperformance awards are only entitled to receive one-tenth (1/10th) of the regular quarterly distributions (and no special distributions) prior to being earned. See “2008 Outperformance Awards” on page 6. Our general and limited partnership interests in BPLP entitle us to share in cash distributions from, and in the profits and losses of, BPLP in proportion to our percentage interest and entitle us to vote on all matters requiring a vote of the limited partners. The other limited partners of BPLP are persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP or recipients of LTIP units pursuant to the Second Amendment and Restatement of our 1997 Stock Option and Incentive Plan (the “1997 Plan”). Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of our common stock. In lieu of cash redemption by BPLP, however, we may elect to acquire any common units so tendered by issuing shares of our common stock in exchange for the common units. If we so elect, our common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. We generally expect that we will elect to issue our common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, our percentage ownership in BPLP will increase. In addition, whenever we issue shares of our common stock other than to acquire common units of Boston Properties Limited Partnership, we must contribute any net proceeds we receive to BPLP and BPLP must issue to us an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or “UPREIT.”

Preferred units of BPLP have the rights, preferences and other privileges, including the right to convert into common units of BPLP, as are set forth in an amendment to the limited partnership agreement of BPLP. As of December 31, 2007 and February 22, 2008, BPLP had one series of its preferred units outstanding. The Series Two preferred units have a liquidation preference of $50.00 per unit (or an aggregate of approximately $55.7 million at December 31, 2007 and February 22, 2008). The Series Two preferred units are convertible, at the holder’s election, into common units at a conversion price of $38.10 per common unit (equivalent to a ratio of 1.312336 common units per Series Two preferred unit). Distributions on the Series Two preferred units are payable quarterly and, unless the greater rate described in the next sentence applies, accrue at 7.0% until May 12, 2009 and 6.0% thereafter. If distributions on the number of common units into which the Series Two preferred units are convertible are greater than distributions calculated using the rates described in the preceding sentence for the applicable quarterly period, then the greater distributions are payable instead. Since May 2005, distributions have been made at the greater rate determined on the basis of distributions paid on the common units into which the Series Two preferred units are convertible. The terms of the Series Two preferred units provide that they may be redeemed for cash in six annual tranches, beginning on May 12, 2009, at our election or at the election of the holders. We also have the right to convert into common units of BPLP any Series Two preferred units that are not redeemed when they are eligible for redemption.

Transactions During 2007

Real Estate Acquisitions/Dispositions

In January 2007, we acquired 6601 and 6605 Springfield Center Drive, consisting of two office/technical properties aggregating approximately 97,000 net rentable square feet located in Springfield, Virginia for an aggregate purchase price of approximately $16.5 million. On April 11, 2007, we acquired an adjacent parcel of land for a purchase price of approximately $25.6 million. The acquisitions were financed with available cash. The acquisition of this property was completed as part of a “like-kind exchange” under Section 1031 of the Internal Revenue Code.

In January and February 2007, we acquired parcels of land located at 250 West 55th Street in New York City, through a majority-owned venture, for an aggregate purchase price of approximately $228.8 million. The acquisitions were financed with a $160.0 million mortgage loan, which bore interest at a variable rate equal to LIBOR plus 0.40% per annum and was scheduled to mature in January 2009, and member capital contributions. The loan was collateralized by mortgages totaling approximately $13.6 million. On February 26, 2007, we entered into an agreement to redeem the outside members’ equity interest in the limited liability company that owns 250 West 55th Street for an aggregate redemption price of approximately $23.4 million, of which approximately $21.0 million has been paid. On May 9, 2007, we used available cash to repay the mortgage loan.

On January 29, 2007, we acquired 103 Fourth Avenue, an approximately 62,000 net rentable square foot office/technical property located in Waltham, Massachusetts, for a purchase price of approximately $14.3 million. The acquisition was financed with available cash. The acquisition of this property was completed as part of a “like-kind exchange” under Section 1031 of the Internal Revenue Code.

On February 15, 2007, we sold the long-term leasehold interest in 5 Times Square in New York City and related credits, for approximately $1.28 billion in cash. 5 Times Square is a Class A office tower that contains approximately 1,101,779 net rentable square feet. Net cash proceeds totaled approximately $1.23 billion, resulting in a gain on sale of approximately $605.4 million (net of minority interest share of approximately $108.1 million). In conjunction with the sale, we agreed to provide to the buyer monthly revenue support from the closing date until December 31, 2008.

On March 23, 2007, we sold the Long Wharf Marriott, a 402-room hotel located in Boston, Massachusetts, for approximately $231.0 million. Net cash proceeds totaled approximately $225.6 million, resulting in a gain on sale of approximately $162.4 million (net of minority interest share of approximately $28.5 million). This property has been categorized as discontinued operations in the accompanying Consolidated Statements of Operations. The sale of this property was completed as part of a “like-kind exchange” under Section 1031 of the Internal Revenue Code.

On March 30, 2007, we acquired Kingstowne Towne Center, a mixed-use property located in Alexandria, Virginia, at a purchase price of approximately $134.0 million. This property is comprised of two Class A office properties totaling approximately 307,000 net rentable square feet and a retail/movie theater complex totaling approximately 88,000 net rentable square feet. The acquisition was financed with the assumption of mortgage indebtedness totaling $65.3 million and available cash. The acquisition of this property was completed as part of a “like-kind exchange” under Section 1031 of the Internal Revenue Code.

On March 30, 2007, we acquired Russia Wharf, a land parcel located in Boston, Massachusetts, for a purchase price of approximately $105.5 million. The acquisition was financed with available cash. The land parcel will support a mixed-use development of approximately 815,000 net rentable square feet, anchored by office space. The acquisition of this property was completed as part of a “like-kind exchange” under Section 1031 of the Internal Revenue Code.

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

On June 1, 2007, our Value-Added Fund sold Worldgate Plaza located in Herndon, Virginia for approximately $109.0 million. Worldgate Plaza is an office complex consisting of approximately 322,000 net rentable square feet. Net cash proceeds totaled approximately $50.5 million, of which our share was approximately $20.3 million, after the repayment of the mortgage indebtedness of $57.0 million and closing costs of approximately $1.5 million, resulting in a gain on sale of approximately $32.8 million. Our share of the gain on sale was approximately $15.5 million, which amount reflects the achievement of certain return thresholds as provided for in the joint venture agreement.

On July 24, 2007, we acquired 701 Carnegie Center, a land parcel located in Princeton, New Jersey, for a purchase price of approximately $3.1 million with the title transferring pending subdivision approval. The purchase price was financed with available cash. We entered into a lease agreement on June 11, 2007 with The Trustees of Princeton University for a build-to-suit project on the site for approximately 120,000 net rentable square feet of Class A office space. We expect that the building will be complete and available for occupancy during the fourth quarter of 2009.

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

On November 20, 2007, we sold our Orbital Sciences Campus and Broad Run Business Park, Building E properties located in Loudon County, Virginia, for approximately $126.7 million in cash. The Orbital Sciences Campus and Broad Run Business Park, Building E properties are comprised of three Class A office properties aggregating approximately 337,000 net rentable square feet and an office/technical property totaling approximately 127,000 net rentable square feet, respectively. Net cash proceeds totaled approximately $125.4 million, resulting in a gain on sale of approximately $46.5 million (net of minority interest share of approximately $8.5 million).

On November 27, 2007, we acquired Mountain View Research Park for $183.0 million and Mountain View Technology Park for $40.0 million. The Research Park properties are comprised of sixteen Class A office and office/technical properties aggregating approximately 601,000 net rentable square feet located in Mountain View, California. The Technology Park properties are comprised of seven office/technical properties aggregating approximately 135,000 net rentable square feet located in Mountain View, California. The acquisition was financed with available cash. On January 7, 2008, we transferred the properties to our Value-Added Fund for an aggregate of approximately $223.2 million, consisting of approximately $100.2 million of cash and a promissory note having a principal amount of $123.0 million.

On December 13, 2007, we acquired North First Business Park located in San Jose, California, at a purchase price of approximately $71.5 million. This property is comprised of five office properties aggregating approximately 191,000 net rentable square feet and three vacant properties all located on approximately 24 acres of land. The acquisition was financed with available cash. We expect to redevelop this site into approximately 1.3 million net rentable square feet of Class A office space.

Developments

As of December 31, 2007, we had thirteen buildings under construction, which aggregate an estimated total investment of $2.1 billion and 3.9 million square feet. The investment to date and estimated total investment for our properties under construction as of December 31, 2007 is detailed below (in thousands):

Properties Under Construction	Estimated Stabilization Date	Location	Investment to Date(1)	Estimated Total Investment(1)
250 West 55th Street	Fourth Quarter 2010	New York, NY	$298,000	$910,000
Russia Wharf	Third Quarter 2011	Boston, MA	127,500	525,000
South of Market (Phase I)	Third Quarter 2009	Reston, VA	153,300	213,800
Wisconsin Place (66.67% ownership)(2)	Fourth Quarter 2010	Chevy Chase, MD	40,700	93,500
South of Market (Phase II)	Third Quarter 2010	Reston, VA	19,400	87,200
77 CityPoint	First Quarter 2009	Waltham, MA	61,600	79,700
505 9th Street (50% ownership)	First Quarter 2008	Washington, D.C.	66,200	65,000
One Preserve Parkway	Fourth Quarter 2009	Rockville, MD	37,700	60,500
701 Carnegie Center	Third Quarter 2009	Princeton, NJ	6,200	34,000
Annapolis Junction (50% ownership)	Fourth Quarter 2009	Annapolis, MD	8,600	32,600

Total			$819,200	$2,101,300

(1)	Represents our share of the investment.
(2)	Includes costs associated with the land and infrastructure project in which we have a 23.89% interest.

Equity Transactions

During the year ended December 31, 2007, holders of Series Two preferred units of BPLP converted 606,186 Series Two preferred units into 795,519 common units of limited partnership interest. The common units of limited partnership interest were subsequently presented by the holders for redemption and 794,768 common units were acquired by us in exchange for an equal number of shares of common stock and 751 common units were acquired by us in exchange for cash. In addition, during the year ended December 31, 2007, we acquired an aggregate of 547,458 common units of limited partnership interest, including 653 common units issued upon the conversion of LTIP units, presented by the holders for redemption, in exchange for an equal number of shares of common stock. During the year ended December 31, 2007, we issued 659,798 shares of common stock as a result of stock options being exercised.

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

Special Dividend

On December 17, 2007, our Board of Directors (the “Board”) declared a special cash dividend of $5.98 per common share which was paid on January 30, 2008 to shareholders of record as of the close of business on December 31, 2007. The decision to declare a special dividend was the result of the sales of assets in 2007, including 5 Times Square, Orbital Sciences Campus, Broad Run Business Park—Building E, Worldgate Plaza and Newport Office Park. The Board did not make any change in our policy with respect to regular quarterly dividends. The special cash dividend was in addition to the regular quarterly dividend of $0.68 per share resulting in a total payment of $6.66 per share paid on January 30, 2008.

2008 Outperformance Awards

On January 24, 2008, our Compensation Committee (the “Committee”) of our Board approved outperformance awards under the 1997 Plan to officers and key employees. These awards (the “2008 OPP Awards”) are part of a new broad-based, long-term incentive compensation program designed to provide our management team at several levels within the organization with the potential to earn equity awards subject to our “outperforming” and creating shareholder value in a pay-for-performance structure. 2008 OPP Awards utilize total return to shareholders (“TRS”) over a three-year measurement period as the performance metric and include two years of time-based vesting after the end of the performance measurement period (subject to acceleration in certain events) as a retention tool. Recipients of 2008 OPP Awards will share in an outperformance pool if our TRS, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 5, 2008 to February 5, 2011, based on the average closing price of a share of our common stock for the five trading days prior to and including February 5, 2008. The aggregate reward that recipients of all 2008 OPP Awards can earn, as measured by the outperformance pool, is subject to a maximum cap of $110 million, although OPP awards for an aggregate of up to approximately $104.8 million have been allocated to date and were granted on February 5, 2008. The balance remains available for future grants, with OPP awards exceeding a potential reward of $1 million requiring the approval of the Committee (See Note 22 to the Consolidated Financial Statements).

Business and Growth Strategies

Business Strategy

Our primary business objective is to maximize return on investment so as to provide our investors with the greatest possible total return. Our strategy to achieve this objective is:

•

to concentrate on a few carefully selected geographic markets, including Boston, Washington, D.C., midtown Manhattan, San Francisco and Princeton, NJ, and to be one of the leading, if not the leading, owners and developers in each of those markets. We select markets and submarkets where tenants have demonstrated a preference for high-quality office buildings and other facilities;

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

Growth Strategies

External Growth

We believe that our development experience and our organizational depth position us to continue to selectively develop a range of property types, including low-rise suburban office properties, high-rise urban developments, mixed-use developments and research and laboratory space, within budget and on schedule. Other factors that contribute to our competitive position include:

•

our control of sites (including sites under contract or option to acquire) in our markets that will support approximately 13.1 million square feet of new office, retail, hotel and residential development;

•	our reputation gained through 38 years of successful operations and the stability and strength of our existing portfolio of properties;

•	our relationships with leading national corporations and public institutions seeking new facilities and development services;

•	our relationships with nationally recognized financial institutions that provide capital to the real estate industry;

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

Opportunities to execute our external growth strategy fall into three categories:

•

Development in selected submarkets. We believe the continued development of well-positioned office buildings will be justified in many of our submarkets. We believe in acquiring land after taking into consideration timing factors relating to economic cycles and in response to market conditions that allow for its development at the appropriate time. While we purposely concentrate in markets with high barriers-to-entry, we have demonstrated throughout our 38-year history, an ability to make carefully timed land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities at key locations in our existing and other markets for a well-capitalized developer to acquire land with development potential.

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

•

Acquisition of assets and portfolios of assets from institutions or individuals. We believe that due to our size, management strength and reputation, we are well positioned to acquire portfolios of assets or individual properties from institutions or individuals if valuations meet our criteria. In addition, we believe that our relatively low leverage and our liquidity and access to capital may provide us with a competitive advantage when pursuing acquisitions in the current credit-constrained environment. There may be enhanced opportunities to purchase assets with near-term financing maturities or possibly provide debt on assets at enhanced yields given the limited availability of traditional sources of debt. We may acquire properties for cash, but we are also particularly well-positioned to appeal to sellers wishing to contribute on a tax-deferred basis their ownership of property for equity in a diversified real estate operating company that offers liquidity through access to the public equity markets in addition to a quarterly distribution. Our ability to offer common and preferred units of limited partnership in BPLP to sellers who would otherwise recognize a taxable gain upon a sale of assets for cash or our common stock may facilitate this type of transaction on a tax-efficient basis. In addition, we may consider mergers with and acquisitions of compatible real estate firms.

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

Internal Growth

We believe that significant opportunities will exist to increase cash flow from our existing properties because they are of high quality and in desirable locations. In addition, our properties are in markets where, in general, the creation of new supply is limited by the lack of available sites, the difficulty of receiving the necessary approvals for development on vacant land and the difficulty of obtaining financing. Our strategy for maximizing the benefits from these opportunities is three-fold: (1) to provide high-quality property management services using our employees in order to encourage tenants to renew, expand and relocate in our properties, (2) to achieve speed and transaction cost efficiency in replacing departing tenants through the use of in-house services for marketing, lease negotiation and construction of tenant improvements and (3) to work with new or existing tenants with space expansion and contraction maximizing the cash flow from our assets. We believe that our office properties will add to our internal growth because of their desirable locations and the fact that our in-place rents are currently lower than market rents. We expect to continue our internal growth as a result of our ability to:

•

Cultivate existing submarkets and long-term relationships with credit tenants. In choosing locations for our properties, we have paid particular attention to transportation and commuting patterns, physical environment, adjacency to established business centers, proximity to sources of business growth and other local factors.

We had an average lease term of 7.4 years at December 31, 2007 and continue to cultivate long-term leasing relationships with a diverse base of high quality, financially stable tenants. Based on leases in place at December 31, 2007, leases with respect to 5.5% of the total square feet in our portfolio will expire in calendar year 2008.

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

We may also continue to participate with third parties in property ownership, through joint ventures or other types of co-ownership, including third parties with expertise in mixed-use opportunities. These investments may permit us to own interests in larger assets without unduly restricting diversification and, therefore, add flexibility in structuring our portfolio.

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

Investments in Real Estate Mortgages

While our current portfolio consists of, and our business objectives emphasize, equity investments in commercial real estate, we may, at the discretion of the Board of Directors, invest in mortgages and other types of real estate interests consistent with our qualification as a REIT. Investments in real estate mortgages run the risk that one or more borrowers may default under such mortgages and that the collateral securing such mortgages may not be sufficient to enable us to recoup its full investment. Although we currently do not have any investments in mortgages or deeds of trust, we may invest in participating or convertible mortgages if we conclude that we may benefit from the cash flow or any appreciation in value of the property.

Securities of or Interests in Persons Primarily Engaged in Real Estate Activities

Subject to the percentage of ownership limitations and gross income tests necessary for our REIT qualification, we also may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

Dispositions

Our disposition of properties is based upon the periodic review of our portfolio and the determination by the Board of Directors that such action would be in our best interests. Any decision to dispose of a property will be authorized by the Board of Directors or a committee thereof. Some holders of limited partnership interests in BPLP, including Mortimer B. Zuckerman and Edward H. Linde, would incur adverse tax consequences upon the sale of certain of our properties that differ from the tax consequences to us. Consequently, holders of limited partnership interests in BPLP may have different objectives regarding the appropriate pricing and timing of any such sale. Such different tax treatment derives in most cases from the fact that we acquired these properties in exchange for partnership interests in contribution transactions structured to allow the prior owners to defer taxable gain. Generally this deferral continues so long as we do not dispose of the properties in a taxable transaction. Unless a sale by us of these properties is structured as a like-kind exchange under Section 1031 of the Internal Revenue Code or in a manner that otherwise allows deferral to continue, recognition of the deferred tax gain allocable to these prior owners is generally triggered by the sale. Some of our assets are subject to tax protection agreements, which may limit our ability to dispose of the assets or require us to pay damages to the prior owners in the event of a taxable sale.

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

Energy and Natural Resource Conservation

As one of the largest owners and developers of office properties in the United States, we strive to control our energy and natural resource consumption through active management at our properties. On an annual basis, our property managers identify capital improvement projects and building systems enhancements that have the potential to reduce the use of energy at each property. The identified projects and enhancements are then reviewed with senior management, and the projects and enhancements that offer material energy or resource savings and meet our investment criteria are then implemented.

During 2007, we continued implementing numerous improvement projects and system enhancements, including, without limitation, the following:

•	installation of higher efficiency lighting in public spaces, garages, stairways and elevators;

•	installation of new, high-efficiency motors, air compressors, chillers and other heating, ventilation and air conditioning (“HVAC”) system components;

•	replacing and upgrading energy management systems, including installation of carbon dioxide controls;

•	installation of solar reflective window film to reduce solar heat gain, glare and ultraviolet radiation, and adding wall and ceiling insulation to reduce thermal losses;

•	modernizing cooling towers with high-efficiency fill and distribution pans;

•	implementing programs to minimize waste of water and reclaim steam condensate for our cooling towers;

•	upgrading water treatment, plumbing and irrigation operations; and

•	implementing extensive recycling programs.

In addition to the physical improvements and systems enhancements described above, our property managers also benchmark building energy consumption with the goal of optimizing equipment use and operation, provide training for our property management staff and strive to make our tenants more aware of energy codes and energy saving opportunities. For example, we have worked collaboratively with our tenants at many of our buildings to implement new policies for providing HVAC on weekends only upon request. We also continue to increase the use of shuttle services between certain of our properties and the local bus and subway stations to encourage the use of mass transportation. These management initiatives are intended to not only help reduce energy consumption in the short term, but also heighten awareness of the issue to help ensure energy efficiency over the long term.

We believe our efforts described above have led to a meaningful reduction in the number of kilowatt-hours (“kWh”) used in the operation of our properties and a reduction in our operating expenses. We estimate that the efforts we undertook in 2007 alone will reduce the amount of electrical usage throughout our portfolio by more than 2.4 million kWh per year. Our efforts have also been recognized by third parties as we have achieved the Environmental Protection Agency’s Energy Star® designation at several of our buildings and have earned energy conservation awards and recognition at properties located throughout our portfolio.

In addition to the efforts described above, we participate in utility rebate programs when making significant capital improvements and, when economically practicable, we subscribe to long-term, fixed utility contracts on a regional basis.

On an annual basis, we intend to continue to explore ways of reducing our energy consumption and related expenses, and conserving natural resources, across our portfolio.

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

We currently have LEED registered projects under development throughout our portfolio, including the following:

•	250 West 55th Street—This 1,000,000 square foot Class A office tower in New York, NY has been pre-certified with a Gold LEED rating.

•	Annapolis Junction—This 117,600 square foot Class A office property in Annapolis, MD has been pre-certified with a Gold LEED rating.

•	77 CityPoint—This 210,000 square foot Class A office property in Waltham, MA has been pre-certified with a Silver LEED rating.

We also have several other development projects that have been designed to achieve LEED certification. These include Russia Wharf, an 815,000 square foot office tower in Boston, MA, and 701 Carnegie Center, a 120,000 square foot office property in Princeton, NJ. We expect to apply for official LEED pre-certification of these projects in due course. In addition, we actively seek opportunities to achieve LEED ratings on commercial interiors as tenants build-out or renovate their space. We have numerous commercial interior projects either planned or currently under construction that have been designed to achieve LEED certification, and we have already completed various projects that either already received, or we expect will receive, LEED certifications, including our new headquarters in the Prudential Center in Boston.

Many of the local jurisdictions in which we operate and develop buildings are also making efforts to promote environmentally sound developments by adopting aspects of the LEED program. As a result, we intend to continue to be proactive in evaluating each new development to determine whether it is physically practical and economically feasible to produce a LEED certified building.

Competition

We compete in the leasing of office space with a considerable number of other real estate companies, some of which may have greater marketing and financial resources than are available to us. In addition, our hotel property competes for guests with other hotels, some of which may have greater marketing and financial resources than are available to us and to the manager of our one hotel, Marriott International, Inc.

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

Our Hotel Property

We operate our hotel property through a taxable REIT subsidiary. The taxable REIT subsidiary, a wholly-owned subsidiary of BPLP, is the lessee pursuant to leases for the hotel property. As lessor, BPLP is entitled to a percentage of gross receipts from the hotel property. The hotel lease allows all the economic benefits of ownership to flow to us. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreements. Marriott has been engaged under a separate long-term incentive management agreement to operate and manage the hotel on behalf of the taxable REIT subsidiary. In connection with these arrangements, Marriott has agreed to operate and maintain our hotel in accordance with its system-wide standard for comparable hotels and to provide the hotel with the benefits of its central reservation system and other chain-wide programs and services. Under a management agreement for the hotel, Marriott acts as the taxable REIT subsidiary’s agent to supervise, direct and control the management and operation of the hotel and receives as compensation base management fees that are calculated as a percentage of the hotel’s gross revenues, and supplemental incentive fees if the hotel exceeds negotiated profitability breakpoints. In addition, the taxable REIT subsidiary compensates Marriott, on the basis of a formula applied to the hotel’s gross revenues, for certain system-wide services provided by Marriott, including central reservations, marketing and training. During 2007, 2006 and 2005, Marriott received an aggregate of approximately $3.2 million, $4.7 million and $4.2, respectively. For the years 2006 and 2005, these amounts include payments related to Long Wharf Marriott and Residence Inn by Marriott hotel properties, as applicable.

Seasonality

Our hotel property traditionally has experienced significant seasonality in its operating income, with the percentage of net operating income by quarter over the year ended December 31, 2007 shown below.

First Quarter	Second Quarter	Third Quarter	Fourth Quarter
7%	29%	24%	40%

Corporate Governance

Boston Properties is currently managed by a nine member Board of Directors, which is divided into three classes (Class I, Class II and Class III). Our Board of Directors is currently composed of three Class I directors (Mortimer B. Zuckerman, Carol B. Einiger and Richard E. Salomon), four Class II directors (Lawrence S. Bacow, Zoë Baird, Alan J. Patricof and Martin Turchin) and two Class III directors (Edward H. Linde and David A. Twardock). As a result of the resignation of William M. Daley in May 2007, there is currently a vacancy in

Class III. The members of each class of our Board of Directors serve for staggered three-year terms, and the terms of our current Class I, Class II and Class III directors expire upon the election and qualification of directors at the annual meetings of stockholders held in 2010, 2008 and 2009, respectively. At each annual meeting of stockholders, directors will be elected or re-elected for a full term of three years to succeed those directors whose terms are expiring.

Our Board of Directors has Audit, Compensation and Nominating and Corporate Governance Committees. The membership of each of these committees is described below.

Name of Director	Audit		Compensation		Nominating and Corporate Governance
Lawrence S. Bacow	X
Zoë Baird			X		X	*
Carol B. Einiger	X
Alan J. Patricof	X	*
Richard E. Salomon			X	*
David A. Twardock			X		X

X=Committee member, *=Chair

•

Our Board of Directors has adopted charters for each of its Audit, Compensation and Nominating and Corporate Governance Committees. The Audit and Compensation Committees are comprised of three (3) independent directors, while the Nominating and Corporate Governance Committee is comprised of two (2) independent directors. A copy of each of these charters is available on our website at http://www.bostonproperties.com under the heading “Corporate Governance” and subheading “Committees and Charters.” A copy of each of these charters is also available in print to any stockholder upon written request addressed to Investor Relations, Boston Properties, Inc., The Prudential Center, 800 Boylston Street, Boston, MA 02199.

•

Our Board of Directors has adopted Corporate Governance Guidelines, a copy of which is available on our website at http://www.bostonproperties.com under the heading “Corporate Governance” and subheading “Governance Guidelines.” A copy of these guidelines is also available in print to any stockholder upon written request addressed to Investor Relations, Boston Properties, Inc., The Prudential Center, 800 Boylston Street, Boston, MA 02199.

•

Our Board of Directors has adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by our directors, officers and employees. A copy of this code is available on our website at http://www.bostonproperties.com under the heading “Corporate Governance” and subheading “Code of Conduct and Ethics.” We intend to disclose on this website any amendment to, or waiver of, any provision of this Code applicable to our directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange. A copy of this Code is also available in print to any stockholder upon written request addressed to Investor Relations, Boston Properties, Inc., The Prudential Center, 800 Boylston Street, Boston, MA 02199.

•

Our Board of Directors has established an ethics reporting system that employees may use to anonymously report possible violations of the Code of Business Conduct and Ethics, including concerns regarding questionable accounting, internal accounting controls or auditing matters, by telephone or over the internet.

•

On June 6, 2007, Edward H. Linde, Chief Executive Officer of the Company, submitted to the New York Stock Exchange (the “NYSE”) the Annual CEO Certification required by Section 303A of the Corporate Governance Rules of the NYSE certifying that he was not aware of any violation by the Company of NYSE corporate governance listing standards.

Item 1A.	Risk Factors.

Set forth below are the risks that we believe are material to our investors. We refer to the shares of our common stock and the units of limited partnership interest in BPLP together as our “securities,” and the investors who own shares or units, or both, as our “securityholders.” This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 40.

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

We are dependent upon the economic climates of our markets—Boston, Washington, D.C., midtown Manhattan, San Francisco and Princeton, NJ.

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

We face risks associated with the development of mixed-use commercial properties.

We may develop properties, either alone or through joint ventures with other persons, that are known as “mixed-use” developments. This means that in addition to the development of office space, the project may also include space for other commercial purposes. We have limited experience in developing and managing non-office and non-retail real estate. As a result, if a development project includes a non-office or non-retail use, we may seek to sell the rights to that component to a third-party developer with experience in that use or we may seek to partner with such a developer. If we are not able to sell the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-office and non-retail real estate. In addition, even if we sell the rights to develop the other component or elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves (including providing any necessary financing).

We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk.

We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity. Therefore, we are likely to need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of our existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow may not be sufficient to repay all maturing debt in years when significant “balloon” payments come due. In addition, we may rely on debt to fund a portion of our new investments such as our acquisition and development activity. There is a risk that we may be unable to finance these activities on favorable terms or at all. This risk is currently heightened because the debt market is experiencing volatility, including reduced liquidity and increased credit risk premiums. These conditions, which increase the cost and reduce the availability of debt, may continue or worsen in the future.

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

As of February 22, 2008, we had approximately $142.3 million of indebtedness that bears interest at variable rates, and we may incur more of such indebtedness in the future. Approximately $96.7 million of this variable rate debt is fixed through an interest rate swap contract at 5.82% per annum through October 2008. If interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our securityholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (See Note 6 to the Consolidated Financial Statements). In addition, an increase in interest rates could decrease the amount third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

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

On February 22, 2008, we had approximately $5.5 billion in total indebtedness outstanding on a consolidated basis (i.e., excluding unconsolidated joint venture debt). Debt to market capitalization ratio, which measures total debt as a percentage of the aggregate of total debt plus the market value of outstanding equity securities, is often used by analysts to gauge leverage for equity REITs such as us. Our market value is calculated using the price per share of our common stock. Using the closing stock price of $88.06 per share of our common stock of Boston Properties, Inc. on February 22, 2008, multiplied by the sum of (1) the actual aggregate number of outstanding common partnership units of BPLP (including common partnership units held by us), (2) the number of common partnership units available upon conversion of all outstanding preferred partnership units of BPLP and (3) the number of common units issuable upon conversion of all outstanding LTIP units (other than LTIP units issued in the form of 2008 Outperformance Awards) assuming all conditions have been met for conversion of the LTIP units, our debt to total market capitalization ratio was approximately 31% as of February 22, 2008.

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

We have acquired in the past and in the future may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in BPLP. This acquisition structure has the effect, among others, of reducing the amount of tax depreciation we can deduct over the tax life of the acquired properties, and typically requires that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

Acquired properties may expose us to unknown liability.

We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow. Unknown liabilities with respect to acquired properties might include:

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

We plan to continue to acquire properties as we are presented with attractive opportunities. We may face competition for acquisition opportunities with other investors, and this competition may adversely affect us by subjecting us to the following risks:

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

In appropriate circumstances, we intend to develop and acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. We currently have eight joint ventures that are not consolidated with our financial statements. Our share of the aggregate revenue of these joint ventures represented approximately 2.5% of our total revenue (the sum of our total consolidated revenue and our share of such joint venture revenue) for the year ended December 31, 2007. Our participation in joint ventures is subject to the risks that:

•	we could become engaged in a dispute with any of our joint venture partners that might affect our ability to develop or operate a property;

•	our joint venture partners may default on their obligations necessitating that we fulfill their obligation ourselves;

•	our joint venture partners may have different objectives than we have regarding the appropriate timing and terms of any sale or refinancing of properties; and

•	our joint venture partners may have competing interests in our markets that could create conflict of interest issues.

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

Because we own a hotel property, we face the risks associated with the hospitality industry.

Because the lease payments we receive under our hotel lease is based on a participation in the gross receipts of the hotel, if the hotel does not generate sufficient receipts, our cash flow would be decreased, which could reduce the amount of cash available for distribution to our securityholders. The following factors, among others, are common to the hotel industry, and may reduce the receipts generated by our hotel property:

•	our hotel property competes for guests with other hotels, a number of which have greater marketing and financial resources than our hotel-operating business partners;

•	if there is an increase in operating costs resulting from inflation and other factors, our hotel-operating business partners may not be able to offset such increase by increasing room rates;

•	our hotel property is subject to the fluctuating and seasonal demands of business travelers and tourism; and

•	our hotel property is subject to general and local economic and social conditions that may affect demand for travel in general, including war and terrorism.

In addition, because our hotel property is located in Cambridge, Massachusetts, it is subject to the Cambridge market’s fluctuations in demand, increases in operating costs and increased competition from additions in supply.

We face risks associated with short-term liquid investments.

We continue to have significant cash balances that we invest in a variety of short-term investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. From time to time, these investments may include (either directly or indirectly):

•	direct obligations issued by the U.S. Treasury;

•	obligations issued or guaranteed by the U.S. government or its agencies;

•	taxable municipal securities;

•	obligations (including certificates of deposit) of banks and thrifts;

•	commercial paper and other instruments consisting of short-term U.S. dollar denominated obligations issued by corporations and banks;

•	repurchase agreements collateralized by corporate and asset-backed obligations;

•	both registered and unregistered money market funds; and

•	other highly rated short-term securities.

Investments in these securities and funds are not insured against loss of principal. Under certain circumstances we may be required to redeem all or part of our investment, and our right to redeem some or all of our investment may be delayed or suspended. In addition, there is no guarantee that our investments in these securities or funds will be redeemable at par value. A decline in the value of our investment or a delay or suspension of our right to redeem may have a material adverse effect on our results of operations or financial condition.

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

Congress has introduced legislation that, if enacted, could cause Boston Properties Limited Partnership to be taxable as a corporation for U.S. federal income tax purposes under the publicly traded partnership rules.

Legislation was recently introduced in Congress that would treat publicly traded partnerships as corporations for federal income tax purposes if the partnership directly or indirectly derives income from certain investment adviser or asset management services. Because certain of our Operating Partnership’s activities could constitute investment adviser or asset management services as defined for these purposes, unless transfers of ownership of interests in BPLP are limited in a manner that complies with certain regulatory safe harbors or another exception applies, it is possible that this legislation, if enacted, could cause BPLP to be taxable as a corporation. Classification of BPLP as a corporation would also cause us to fail to qualify as a REIT. Under a transitional rule contained in one version of the proposed legislation BPLP would be exempt from the new rules until its taxable year beginning January 1, 2013. An alternative proposal, however, would shorten the transition period to make the new law applicable to existing publicly-traded partnerships beginning January 1, 2008, and it is possible that any legislation ultimately enacted could be effective immediately, or possibly even retroactively.

Congress is also considering legislative proposals to treat all or part of certain income allocated to a partner by a partnership in respect of certain services provided to or for the benefit of the partnership (“carried interest revenue”) as ordinary income for U.S. federal income tax purposes. While the current legislative proposal provides that such income will nevertheless retain its original character for purposes of the REIT qualification tests, it is not clear what form any such final legislation would take. Furthermore, under the proposed legislation, carried interest revenue could be treated as non- qualifying income for purposes of the “qualifying income” exception to the publicly-traded partnership rules. If enacted, this could result in BPLP being taxable as a corporation for U.S. federal income tax purposes if the amount of any such carried interest revenue plus any other non-qualifying income earned by BPLP exceeds 10% of its gross income in any taxable year.

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

As with other publicly traded equity securities, the value of our common stock depends on various market conditions that may change from time to time. Among the market conditions that may affect the value of our common stock are the following:

•	the extent of investor interest in our securities;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our underlying asset value;

•	investor confidence in the stock and bond markets, generally;

•	national economic conditions;

•	changes in tax laws;

•	our financial performance;

•	changes in our credit ratings; and

•	general stock and bond market conditions.

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

We depend on the efforts of key personnel, particularly Mortimer B. Zuckerman, Chairman of our Board of Directors, Edward H. Linde, our Chief Executive Officer, and Douglas T. Linde, our President. Among the reasons that Messrs. Zuckerman, E. Linde and D. Linde are important to our success is that each has a national reputation, which attracts business and investment opportunities and assists us in negotiations with lenders. If we lost their services, our relationships with lenders, potential tenants and industry personnel could diminish. Mr. Zuckerman has substantial outside business interests that could interfere with his ability to devote his full time to our business and affairs.

Our two Executive Vice Presidents and five Regional Managers also have strong reputations. Their reputations aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants and build-to-suit prospects. While we believe that we could find replacements for these key personnel, the loss of their services could materially and adversely affect our operations because of diminished relationships with lenders, prospective tenants and industry personnel.

Conflicts of interest exist with holders of interests in BPLP.

Sales of properties and repayment of related indebtedness will have different effects on holders of interests in BPLP than on our stockholders.

Some holders of interests in BPLP, including Messrs. Zuckerman and E. Linde, would incur adverse tax consequences upon the sale of certain of our properties and on the repayment of related debt which differ from the tax consequences to us and our stockholders. Consequently, these holders of partnership interests in BPLP may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. While we have exclusive authority under the limited partnership agreement of BPLP to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, subject, in the case of certain properties, to the contractual commitments described below, any such decision would require the approval of our Board of Directors. While the Board of Directors has a policy with respect to these matters, as directors and executive officers, Messrs. Zuckerman and E. Linde could exercise their influence in a manner inconsistent with the interests of some, or a majority, of our stockholders, including in a manner which could prevent completion of a sale of a property or the repayment of indebtedness.

Agreement not to sell some properties.

We have entered into agreements with respect to some properties that we have acquired in exchange for partnership interests in BPLP. Pursuant to those agreements, we have agreed not to sell or otherwise transfer some of our properties, prior to specified dates, in any transaction that would trigger taxable income and we are responsible for the reimbursement of certain tax-related costs to the prior owners if the subject properties are sold in a taxable sale. In general, our obligations to the prior owners are limited in time and only apply to actual damages suffered. As of December 31, 2007, there were a total of 24 wholly-owned properties subject to these restrictions, and those properties are estimated to have accounted for approximately 34% of our total revenue for the year ended December 31, 2007.

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

Messrs. Zuckerman and E. Linde will continue to engage in other activities.

Messrs. Zuckerman and E. Linde have a broad and varied range of investment interests. Either one could acquire an interest in a company which is not currently involved in real estate investment activities but which may acquire real property in the future. However, pursuant to each of their employment agreements, Messrs. Zuckerman and E. Linde will not, in general, have management control over such companies and, therefore, they may not be able to prevent one or more of such companies from engaging in activities that are in competition with our activities.

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

We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”). Prior to TRIPRA, only acts of foreign terrorism could be “certified” for coverage under TRIA. Under TRIPRA, acts of both foreign and domestic terrorism can be “certified” for coverage under TRIA. Currently, the Company’s property insurance program per occurrence limits are $900 million, including coverage for foreign acts of terrorism “certified” under TRIA and coverage for domestic acts of terrorism up to $500 million per occurrence, and an additional $400 million of coverage for domestic acts of terrorism on a per occurrence and annual aggregate basis. Currently, we also carry nuclear, biological, chemical and radiological terrorism insurance coverage (“NBCR Coverage”) for foreign acts of terrorism “certified” under TRIA, which is provided by IXP, LLC as a direct insurer, excluding our Value-Added Fund properties. The per occurrence limit for NBCR Coverage is $900 million. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100 million and the coinsurance is 10%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. We may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in our portfolio or for any other reason. We intend to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

We also currently carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that we believe are commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, we currently carry earthquake insurance which covers our San Francisco region with a $120 million per occurrence limit and a $120 million annual aggregate limit, $20 million of which is provided by IXP, LLC, as a direct insurer. The amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact our ability to finance properties subject to earthquake risk. We may discontinue earthquake insurance on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.

In January 2002, we formed a wholly-owned taxable REIT subsidiary, IXP, Inc., to act as a captive insurance company and be one of the elements of our overall insurance program. On September 27, 2006, IXP, Inc. was merged into IXP, LLC, a wholly owned subsidiary, and all insurance policies issued by IXP, Inc. were cancelled and reissued by IXP, LLC. The term “IXP” refers to IXP, Inc. for the period prior to September 27, 2006 and to IXP, LLC for the period on and subsequent to September 27, 2006. IXP acts as a direct insurer with respect to a portion of our earthquake insurance coverage for our Greater San Francisco properties and our NBCR Coverage for foreign acts of terrorism “certified” under TRIA. Insofar as we own IXP, we are responsible for its liquidity and capital resources, and the accounts of IXP are part of our consolidated financial statements. In particular, if a loss occurs which is covered by our NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the

Federal Government. IXP would also be responsible for any recoupment charges by the Federal Government in the event losses are paid out under TRIA and if IXP maintains the NBCR policy after the payout by the Federal Government. If we experience a loss and IXP is required to pay under its insurance policy, we would ultimately record the loss to the extent of IXP’s required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

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

We acquired many of our properties from our predecessors at the completion of our initial public offering in June 1997. Before we acquired these properties, each of them was insured by a title insurance policy. We did not obtain new owner’s title insurance policies in connection with the acquisition of these properties. However, to the extent we have financed properties after acquiring them in connection with the IPO, we have obtained new title insurance policies, however, the amount of these policies may be less than the current or future value of the applicable properties. Nevertheless, because in many instances we acquired these properties indirectly by acquiring ownership of the entity that owned the property and those owners remain in existence as our subsidiaries, some of these title insurance policies may continue to benefit us. Many of these title insurance policies may be for amounts less than the current or future values of the applicable properties. If there was a title defect related to any of these properties, or to any of the properties acquired at the time of our initial public offering, that is no longer covered by a title insurance policy, we could lose both our capital invested in and our anticipated profits from such property. We have obtained title insurance policies for all properties that we have acquired after our initial public offering, however, these policies may be for amounts less than the current or future values of the applicable properties.

Because of the ownership structure of our hotel property, we face potential adverse effects from changes to the applicable tax laws.

We own one hotel property. However, under the Internal Revenue Code, REITs like us are not allowed to operate hotels directly or indirectly. Accordingly, we lease our hotel property to one of our taxable REIT subsidiaries. As lessor, we are entitled to a percentage of the gross receipts from the operation of the hotel property. Marriott International, Inc. manages the hotel under the Marriott name pursuant to a management contract with the taxable REIT subsidiary as lessee. While the taxable REIT subsidiary structure allows the economic benefits of ownership to flow to us, the taxable REIT subsidiary is subject to tax on its income from the operations of the hotel at the federal and state level. In addition, the taxable REIT subsidiary is subject to detailed tax regulations that affect how it may be capitalized and operated. If the tax laws applicable to taxable REIT subsidiaries are modified, we may be forced to modify the structure for owning our hotel property, and such changes may adversely affect the cash flows from our hotel. In addition, the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, and we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any of such actions may prospectively or retroactively modify the tax treatment of the taxable REIT subsidiary and, therefore, may adversely affect our after-tax returns from our hotel property.

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

At December 31, 2007, our portfolio consisted of 139 properties totaling 43.8 million net rentable square feet. Our properties consisted of (1) 135 office properties, comprised of 102 Class A office buildings, including 13 properties under construction, and 20 properties that support both office and technical uses, (2) three retail properties and (3) one hotel. In addition, we own or control 605.2 acres of land for future development. The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2007. On January 7, 2008, we transferred the Mountain View properties to the Value-Added Fund. For the year ended December 31, 2007, the financial results of these properties are included in our consolidated financial results, but not included in any of our portfolio information tables or any other portfolio level statistics. Information relating to properties owned by the Value-Added Fund is not included in our portfolio information tables or any other portfolio level statistics because the Value-Added Fund invests in assets within our existing markets that have deficiencies in property characteristics which provide an opportunity to create value through repositioning, refurbishment or renovation. We therefore believe including such information in our portfolio tables and statistics would render the portfolio information less useful to investors. Information relating to the Value-Added Fund is set forth below separately.

Properties	Location	% Leased	Number of Buildings	Net Rentable Square Feet
Class A Office
399 Park Avenue	New York, NY	100.0%	1	1,697,662
Citigroup Center	New York, NY	99.9%	1	1,561,486
Times Square Tower	New York, NY	100.0%	1	1,238,787
800 Boylston Street—The Prudential Center	Boston, MA	97.9%	1	1,190,403
599 Lexington Avenue	New York, NY	97.6%	1	1,028,137
Embarcadero Center Four	San Francisco, CA	93.5%	1	936,477
111 Huntington Avenue—The Prudential Center	Boston, MA	99.0%	1	859,053
Embarcadero Center One	San Francisco, CA	87.1%	1	826,901
Embarcadero Center Two	San Francisco, CA	82.0%	1	778,737
Embarcadero Center Three	San Francisco, CA	93.2%	1	768,124
Capital Gallery	Washington, DC	94.1%	1	617,662
Metropolitan Square (51% ownership)	Washington, DC	100.0%	1	586,887
3200 Zanker Road	San Jose, CA	100.0%	4	543,900
901 New York Avenue (25% ownership)	Washington, DC	99.4%	1	539,229
Reservoir Place	Waltham, MA	87.6%	1	527,001
601 and 651 Gateway	San Francisco, CA	99.0%	2	506,028

Properties	Location	% Leased	Number of Buildings	Net Rentable Square Feet
101 Huntington Avenue—The Prudential Center	Boston, MA	100.0%	1	505,939
Two Freedom Square	Reston, VA	100.0%	1	421,676
One Freedom Square	Reston, VA	100.0%	1	414,207
One Tower Center	East Brunswick, NJ	45.4%	1	412,706
Market Square North (50% ownership)	Washington, DC	100.0%	1	401,279
140 Kendrick Street	Needham, MA	100.0%	3	380,987
One and Two Discovery Square	Reston, VA	100.0%	2	366,990
1333 New Hampshire Avenue	Washington, DC	100.0%	1	315,371
One Reston Overlook	Reston, VA	100.0%	1	312,685
Waltham Weston Corporate Center	Waltham, MA	98.1%	1	306,789
230 CityPoint (formerly Prospect Place)	Waltham, MA	81.4%	1	297,695
12310 Sunrise Valley	Reston, VA	100.0%	1	263,870
Reston Corporate Center	Reston, VA	100.0%	2	261,046
Quorum Office Park	Chelmsford, MA	100.0%	2	259,918
New Dominion Technology Park—Building Two	Herndon, VA	100.0%	1	257,400
611 Gateway	San Francisco, CA	100.0%	1	256,302
12300 Sunrise Valley	Reston, VA	100.0%	1	255,244
1330 Connecticut Avenue	Washington, DC	100.0%	1	252,136
500 E Street, S. W.	Washington, DC	100.0%	1	248,336
200 West Street	Waltham, MA	100.0%	1	248,311
Five Cambridge Center	Cambridge, MA	99.3%	1	240,480
New Dominion Technology Park—Building One	Herndon, VA	100.0%	1	235,201
510 Carnegie Center	Princeton, NJ	100.0%	1	234,160
One Cambridge Center	Cambridge, MA	98.4%	1	215,385
Sumner Square	Washington, DC	99.8%	1	208,665
Four Cambridge Center	Cambridge, MA	94.6%	1	198,295
University Place	Cambridge, MA	100.0%	1	195,282
North First Business Park(1)	San Jose, CA	66.3%	5	190,636
1301 New York Avenue	Washington, DC	100.0%	1	188,358
12290 Sunrise Valley	Reston, VA	100.0%	1	182,424
2600 Tower Oaks Boulevard	Rockville, MD	100.0%	1	178,887
Eight Cambridge Center	Cambridge, MA	100.0%	1	177,226
Lexington Office Park	Lexington, MA	99.5%	2	166,689
210 Carnegie Center	Princeton, NJ	89.4%	1	161,776
206 Carnegie Center	Princeton, NJ	100.0%	1	161,763
191 Spring Street	Lexington, MA	100.0%	1	158,900
303 Almaden	San Jose, CA	93.3%	1	157,537
Kingstowne Two	Alexandria, VA	98.2%	1	156,251
10 & 20 Burlington Mall Road	Burlington, MA	92.9%	2	153,280
Ten Cambridge Center	Cambridge, MA	100.0%	1	152,664
Kingstowne One	Alexandria, VA	100.0%	1	150,838
214 Carnegie Center	Princeton, NJ	78.0%	1	150,774
212 Carnegie Center	Princeton, NJ	97.3%	1	149,398
506 Carnegie Center	Princeton, NJ	100.0%	1	136,213
Two Reston Overlook	Reston, VA	100.0%	1	134,615
508 Carnegie Center	Princeton, NJ	81.5%	1	132,653
202 Carnegie Center	Princeton, NJ	83.2%	1	130,582
Waltham Office Center(1)	Waltham, MA	73.8%	3	129,041

Properties	Location	% Leased	Number of Buildings	Net Rentable Square Feet
101 Carnegie Center	Princeton, NJ	100.0%	1	123,659
Montvale Center	Gaithersburg, MD	81.8%	1	122,866
504 Carnegie Center	Princeton, NJ	100.0%	1	121,990
91 Hartwell Avenue	Lexington, MA	100.0%	1	121,425
40 Shattuck Road	Andover, MA	95.6%	1	120,000
502 Carnegie Center	Princeton NJ	94.7%	1	116,855
Three Cambridge Center	Cambridge, MA	100.0%	1	108,152
201 Spring Street	Lexington, MA	100.0%	1	106,300
104 Carnegie Center	Princeton, NJ	91.0%	1	102,827
Bedford Business Park	Bedford, MA	28.9%	1	92,207
33 Hayden Avenue	Lexington, MA	100.0%	1	80,128
Eleven Cambridge Center	Cambridge, MA	100.0%	1	79,616
Reservoir Place North	Waltham, MA	100.0%	1	73,258
105 Carnegie Center	Princeton, NJ	46.9%	1	70,029
32 Hartwell Avenue	Lexington, MA	100.0%	1	69,154
302 Carnegie Center	Princeton, NJ	85.4%	1	64,726
195 West Street	Waltham, MA	100.0%	1	63,500
100 Hayden Avenue	Lexington, MA	0.0%	1	55,924
181 Spring Street	Lexington, MA	100.0%	1	55,793
211 Carnegie Center	Princeton, NJ	100.0%	1	47,025
92 Hayden Avenue	Lexington, MA	100.0%	1	31,100
201 Carnegie Center	Princeton, NJ	100.0%	—	6,500

Subtotal for Class A Office Properties		95.4%	102	27,306,368

Retail
Shops at The Prudential Center	Boston, MA	97.5%	1	502,430
Kingstowne Retail	Alexandria, VA	94.3%	1	88,288
Shaws Supermarket at The Prudential Center	Boston, MA	100.0%	1	57,235

Subtotal for Retail Properties		97.3%	3	647,953

Office/Technical Properties
Bedford Business Park	Bedford, MA	62.7%	2	379,057
Seven Cambridge Center	Cambridge, MA	100.0%	1	231,028
7601 Boston Boulevard	Springfield, VA	100.0%	1	103,750
7435 Boston Boulevard	Springfield, VA	100.0%	1	103,557
8000 Grainger Court	Springfield, VA	100.0%	1	88,775
7500 Boston Boulevard	Springfield, VA	100.0%	1	79,971
7501 Boston Boulevard	Springfield, VA	100.0%	1	75,756
6605 Springfield Center Drive(1)	Springfield, VA	100.0%	1	71,000
Fourteen Cambridge Center	Cambridge, MA	100.0%	1	67,362
164 Lexington Road	Billerica, MA	0.0%	1	64,140
103 Fourth Avenue(1)	Waltham, MA	58.5%	1	62,476
7450 Boston Boulevard	Springfield, VA	100.0%	1	62,402
7374 Boston Boulevard	Springfield, VA	100.0%	1	57,321
8000 Corporate Court	Springfield, VA	100.0%	1	52,539
7451 Boston Boulevard	Springfield, VA	100.0%	1	47,001
7300 Boston Boulevard	Springfield, VA	100.0%	1	32,000
17 Hartwell Avenue	Lexington, MA	100.0%	1	30,000
7375 Boston Boulevard	Springfield, VA	100.0%	1	26,865
6601 Springfield Center Drive(1)	Springfield, VA	100.0%	1	26,388

Subtotal for Office/Technical Properties		86.1%	20	1,661,388

Properties	Location	% Leased		Number of Buildings	Net Rentable Square Feet
Hotel Property
Cambridge Center Marriott	Cambridge, MA	80.0	%(2)	1	330,400

Subtotal for Hotel Property		80.0%		1	330,400

Structured Parking		n/a		—	9,931,853

Subtotal for In-Service Properties		94.9%		126	39,877,962

Properties Under Construction
250 West 55th	New York, NY	22	%(3)	1	1,000,000
Russia Wharf	Boston, MA	0	%(3)	2	815,000
South of Market (Phase I)	Reston, VA	72	%(3)	3	652,000
505 9th Street (50% ownership)(4)	Washington, D.C.	100	%(3)	1	323,000
Wisconsin Place (66.67% ownership)	Chevy Chase, MD	55	%(3)	1	290,000
South of Market (Phase II)	Reston, VA	77	%(3)	1	225,000
77 CityPoint (formerly 77 Fourth Avenue)	Waltham, MA	100	%(3)	1	210,000
One Preserve Parkway	Rockville, MD	20	%(3)	1	183,000
701 Carnegie Center	Princeton, NJ	100	%(3)	1	120,000
Annapolis Junction (50% ownership)	Annapolis, MD	0	%(3)	1	117,600

Subtotal for Properties Under Construction		43.5%		13	3,935,600

Total Portfolio				139	43,813,562

Properties Held for Sale at December 31, 2007
Mountain View Research Park	Mountain View, CA	66.4%		16	600,989
Mountain View Technology Park	Mountain View, CA	100.0%		7	135,279

Total Properties Held for Sale		72.6%		23	736,268

(1)	Property held for redevelopment as of December 31, 2007.
(2)	Represents the weighted-average room occupancy for the year ended December 31, 2007. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2007.
(3)	Represents percentage leased as of February 22, 2008.
(4)	Property was partially placed in-service on October 1, 2007.

On January 7, 2008, we transferred the Mountain View properties to the Value-Added Fund. For the year ended December 31, 2007, the financial results of these properties are included in our consolidated financial results, but not included in any of our portfolio information tables or any other portfolio level statistics. The following table shows information relating to properties owned through the Value-Added Fund at December 31, 2007:

Property	Location	% Leased	Number of Buildings	Net Rentable Square Feet
One and Two Circle Star Way	San Carlos, CA	87.8%	2	205,994
300 Billerica Road	Chelmsford, MA	100.0%	1	110,882

Total Value-Added Fund		92.1%	3	316,876

Top 20 Tenants by Square Feet

	Tenant	Square Feet		% of In-Service Portfolio
1	US Government	1,657,173	(1)	5.60%
2	Lockheed Martin	1,292,429		4.37%
3	Citibank NA	1,061,701		3.59%
4	Genentech	553,799		1.87%
5	Gillette	484,051		1.63%
6	Kirkland & Ellis	473,161	(2)	1.60%
7	Shearman & Sterling	472,808		1.60%
8	Lehman Brothers	436,723		1.48%
9	Parametric Technology	380,987		1.29%
10	Accenture	378,867		1.28%
11	Finnegan Henderson Farabow	349,146	(3)	1.18%
12	Ann Taylor	338,942		1.14%
13	Washington Group International	332,815		1.12%
14	O'Melveny & Myers	332,467		1.12%
15	Northrop Grumman	327,677		1.11%
16	Biogen Idec	317,904		1.07%
17	MIT	301,591		1.02%
18	Bingham McCutchen	291,415		0.98%
19	Akin Gump Strauss Hauer & Feld	290,132		0.98%
20	Bain Capital	270,789		0.91%
	Total % of Portfolio Square Feet			34.94%

(1)	Includes 96,666 square feet of space in properties in which Boston Properties has a 51% and 50% interest.
(2)	Includes 218,134 square feet of space in a property in which Boston Properties has a 51% interest.
(3)	Includes 251,941 square feet of space in a property in which Boston Properties has a 25% interest.

Lease Expirations

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases p.s.f.	Current Annualized Contractual Rent Under Expiring Leases With Future Step-ups(2)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-ups p.s.f.(2)	Percentage of Total Square Feet
2008	1,638,891	$63,033,630	$38.46	$63,426,621	$38.70	5.5%
2009	2,285,825	88,660,432	38.79	90,125,697	39.43	7.7%
2010	2,734,234	96,552,833	35.31	99,972,476	36.56	9.2%
2011	2,914,090	129,659,642	44.49	134,292,687	46.08	9.8%
2012	2,690,195	115,094,794	42.78	120,240,023	44.70	9.1%
2013	822,886	35,587,722	43.25	41,800,104	50.80	2.8%
2014	2,437,871	86,627,809	35.53	94,457,041	38.75	8.2%
2015	1,451,979	61,968,912	42.68	69,894,854	48.20	4.9%
2016	2,657,592	155,150,207	58.38	168,301,232	63.33	9.0%
2017	2,634,128	162,474,678	61.68	176,819,646	67.13	8.9%
Thereafter	5,591,320	275,974,392	49.36	338,048,611	60.46	18.9%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2007 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.
(2)	Represents the monthly contractual base rent under expiring leases with future contractual increases upon expiration and recoveries from tenants under existing leases as of December 31, 2007 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

Item 3.	Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our common stock is listed on the New York Stock Exchange under the symbol “BXP.” The high and low sales prices and distributions for the periods indicated in the table below were:

Quarter Ended	High	Low	Distributions
December 31, 2007	$113.60	$87.78	$6.66	(1)
September 30, 2007	108.25	91.25	.68
June 30, 2007	119.95	98.55	.68
March 31, 2007	133.02	109.07	.68
December 31, 2006	118.22	102.78	6.08	(2)
September 30, 2006	105.94	90.09	.68
June 30, 2006	93.15	81.89	.68
March 31, 2006	97.18	72.98	.68

(1)	Paid on January 30, 2008 to stockholders of record as of the close of business on December 31, 2007. Amount includes a $5.98 per common share special dividend.
(2)	Paid on January 30, 2007 to stockholders of record as of the close of business on December 29, 2006. Amount includes a $5.40 per common share special dividend.

At February 22, 2008, we had approximately 1,536 stockholders of record. This does not include beneficial owners for whom Cede & Co. or others act as nominee.

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

During the three months ended December 31, 2007, we issued an aggregate of 14,633 common shares in exchange for 14,633 common units of limited partnership held by certain limited partners of BPLP. These shares were issued in reliance on an exemption from registration under Section 4(2). We relied on the exemption under Section 4(2) based upon factual representations received from the limited partners who received the common shares.

Stock Performance Graph

The following graph provides a comparison of cumulative total stockholder return for the period from December 31, 2002 through December 31, 2007, among Boston Properties, the Standard & Poor’s (“S&P”) 500 Index, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) Equity REIT Total Return Index (the “Equity REIT Index”) and the NAREIT Office REIT Index (the “Office REIT Index”). The Equity REIT Index includes all tax-qualified equity REITs listed on the New York Stock Exchange, the American Stock Exchange and the NASDAQ Stock Market. Equity REITs are defined as those with 75% or more of their gross invested book value of assets invested directly or indirectly in the equity ownership of real estate. The Office REIT Index includes all office REITs included in the Equity REIT Index. Data for Boston Properties, the S&P 500 Index, the Equity REIT Index and the Office REIT Index was provided to us by NAREIT. Upon written request, Boston Properties will provide any stockholder with a list of the REITs included in the Equity REIT Index and the Office REIT Index. The stock performance graph assumes an investment of $100 in each of Boston Properties and the three indices, and the reinvestment of any dividends. The historical information set forth below is not necessarily indicative of future performance. The data shown is based on the share prices or index values, as applicable, at the end of each month shown.

	Dec. ‘02	Dec. ‘03	Dec. ‘04	Dec. ‘05	Dec. ‘06	Dec. ‘07
Boston Properties	$100.00	$138.50	$194.76	$240.69	$391.74	$351.15
S&P 500	$100.00	$128.70	$142.69	$149.69	$173.34	$182.86
Equity REIT Index	$100.00	$137.13	$180.43	$202.38	$273.34	$230.45
Office REIT Index	$100.00	$134.01	$165.21	$186.87	$271.37	$219.92

(b) None.

(c) None.

Item 6.	Selected Financial Data

The following table sets forth our selected financial and operating data on a historical basis, which has been revised for the reclassification of (1) losses from early extinguishments of debt in accordance with SFAS No. 145, (2) the restatement of earnings per share to include the effects of participating securities in accordance with EITF 03-6 and (3) the disposition of qualifying properties during 2007, 2006, 2005, 2004 and 2003 which have been reclassified as discontinued operations, for the periods presented, in accordance with SFAS No. 144. Refer to Note 19 of the Consolidated Financial Statements. The following data should be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

Our historical operating results may not be comparable to our future operating results.

	For the year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Information:
Total revenue	$1,482,289	$1,417,627	$1,382,866	$1,334,225	$1,234,563

Expenses:
Rental operating	455,840	437,705	434,353	412,604	390,355
Hotel operating	27,765	24,966	22,776	21,709	20,206
General and administrative	69,882	59,375	55,471	53,636	45,359
Interest	285,887	298,260	308,091	306,170	299,409
Depreciation and amortization	286,030	270,562	260,979	244,589	201,690
Net derivative losses	—	—	—	—	1,038
Losses from early extinguishments of debt	3,417	32,143	12,896	6,258	1,474

Income before income from unconsolidated joint ventures and minority interests	353,468	294,616	288,300	289,259	275,032
Income from unconsolidated joint ventures	20,428	24,507	4,829	3,380	6,016
Minority interests	(65,000)	(67,986)	(65,481)	(60,401)	(68,491)

Income before gains on sales of real estate	308,896	251,137	227,648	232,238	212,557
Gains on sales of real estate and other assets, net of minority interest	789,238	606,394	151,884	8,149	57,574

Income before discontinued operations	1,098,134	857,531	379,532	240,387	270,131
Discontinued operations, net of minority interest	226,556	16,104	62,983	43,630	95,191

Income before cumulative effect of a change in accounting principle	1,324,690	873,635	442,515	284,017	365,322
Cumulative effect of a change in accounting principle, net of minority interest	—	—	(4,223)	—	—

Net income available to common shareholders	$1,324,690	$873,635	$438,292	$284,017	$365,322

Basic earnings per share:
Income before discontinued operations and cumulative effect of a change in accounting principle	$9.20	$7.48	$3.41	$2.26	$2.73
Discontinued operations, net of minority interest	1.91	0.14	0.57	0.41	0.98
Cumulative effect of a change in accounting principle, net of minority interest	—	—	(0.04)	—	—

Net income available to common shareholders	$11.11	$7.62	$3.94	$2.67	$3.71

Weighted average number of common shares outstanding	118,839	114,721	111,274	106,458	96,900

Diluted earnings per share:
Income before discontinued operations and cumulative effect of a change in accounting principle	$9.06	$7.32	$3.35	$2.21	$2.68
Discontinued operations, net of minority interest	1.88	0.14	0.55	0.40	0.97
Cumulative effect of a change in accounting principle, net of minority interest	—	—	(0.04)	—	—

Net income available to common shareholders	$10.94	$7.46	$3.86	$2.61	$3.65

Weighted average number of common and common equivalent shares outstanding	120,780	117,077	113,559	108,762	98,486

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet information:
Real estate, gross	$10,249,895	$9,552,458	$9,151,175	$9,291,227	$8,983,260
Real estate, net	8,718,188	8,160,403	7,886,102	8,147,858	7,981,825
Cash and cash equivalents	1,506,921	725,788	261,496	239,344	22,686
Total assets	11,192,637	9,695,022	8,902,368	9,063,228	8,551,100
Total indebtedness	5,492,166	4,600,937	4,826,254	5,011,814	5,004,720
Minority interests	653,892	623,508	739,268	786,328	830,133
Stockholders’ equity	3,668,825	3,223,226	2,917,346	2,936,073	2,400,163

	For the year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Other Information:
Funds from Operations available to common shareholders(1)	$560,234	$501,125	$479,726	$459,497	$410,012
Funds from Operations available to common shareholders, as adjusted(1)	562,516	527,665	488,972	459,497	412,073
Dividends declared per share	8.70	8.12	5.19	2.58	2.50
Cash flow provided by operating activities	629,378	527,979	472,249	429,506	488,275
Cash flow provided by (used in) investing activities	576,931	229,756	356,605	(171,014)	97,496
Cash flow provided by (used in) financing activities	(425,176)	(293,443)	(806,702)	(41,834)	(618,360)
Total square feet at end of year	43,814	43,389	42,013	44,117	43,894
Percentage leased at end of year	94.9%	94.2%	93.8%	92.1%	92.1%

(1)	Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of NAREIT, we calculate Funds from Operations, or “FFO,” by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. FFO is a non-GAAP financial measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. Amount represents our share, which was 85.32%, 84.40%, 83.74%, 82.97% and 82.06% for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 respectively, after allocation to the minority interest in the Operating Partnership.

In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO, as adjusted, for the years ended December 31, 2007, 2006, 2005 and 2003 which excludes the effects of the losses from early extinguishments of debt associated with the sales of real estate and adjustments for net derivative losses related to non-qualifying derivative contracts.

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

The adjustments for net derivative losses related to non-qualifying derivative contracts for the year ended December 31, 2003 resulted from interest rate contracts we entered into prior to the effective date of SFAS No. 133 to limit our exposure to fluctuations in interest rates with respect to variable rate debt associated with real estate projects under development. Upon transition to SFAS No. 133 on January 1, 2001, the impacts of these contracts were recorded in current earnings, while prior to that time they were capitalized. Although these adjustments were attributable to a single hedging program, the underlying contracts extended over multiple reporting periods and therefore resulted in adjustments through the third quarter of 2003. Management presents FFO before the impact of non-qualifying derivative contracts because economically this interest rate hedging program was consistent with our risk management objective of limiting our exposure to interest rate volatility and the change in accounting under GAAP did not correspond to a substantive difference. Management does not currently anticipate structuring future hedging programs in a manner that would give rise to this kind of adjustment.

Although our FFO, as adjusted, clearly differs from NAREIT’s definition of FFO, and may not be comparable to that of other REITs and real estate companies, we believe it provides a meaningful supplemental measure of our operating performance because we believe that, by excluding the effects of the losses from early extinguishments of debt associated with the sales of real estate and adjustments for non-qualifying derivative contracts, management and investors are presented with an indicator of our operating performance that more closely achieves the objectives of the real estate industry in presenting FFO.

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

•	risks associated with forward interest rate contracts and the effectiveness of such arrangements;

•	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

•	risks associated with actual or threatened terrorist attacks;

•	costs of compliance with the Americans with Disabilities Act and other similar laws;

•	potential liability for uninsured losses and environmental contamination;

•	risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended;

•	possible adverse changes in tax and environmental laws;

•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results;

•	risks associated with possible state and local tax audits; and

•	risks associated with our dependence on key personnel whose continued service is not guaranteed.

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

The impact of the current state of the economy, including rising unemployment and constrained capital, on our company is unknown. Our core strategy has always been to operate in supply constrained markets with high barriers to entry and to focus on executing long-term leases with financially strong tenants. Historically, this combination has tended to reduce our exposure to down cycles and, based on our current occupancy and recent leasing success, lack of available supply in our markets and limited lease rollover, we believe we are well positioned to withstand a slowing economy. The state of the debt capital markets is continuing to deteriorate with many lenders, including CMBS providers, out of the market and others such as banks and life insurance companies tightening their credit standards and cautiously allocating capital. We believe our current liquidity, including our cash balances and the availability under our $605 million line of credit, is sufficient to meet our foreseeable capital needs and helps to insulate us from the difficulties in the capital markets. In fact, we believe that, given our strong balance sheet and liquidity, we will have opportunities to capitalize on the current environment and we intend to seek acquisitions of high-quality real estate at attractive returns.

Although we intend to pursue such acquisitions, we continue to believe that the returns we can generate from developments will be greater than those we can expect from acquisitions. Since the beginning of 2005 we have completed over $4.3 billion of asset sales and have redeployed a significant amount of the proceeds into our development pipeline. We started approximately $1.7 billion of developments in 2007, including commencing construction on our approximately 1.0 million square foot office tower in New York City at 250 West 55th Street and on our 815,000 square foot mixed-use Russia Wharf development in Boston. We entered 2008 with an active development program of approximately $2.1 billion, and although we will consider additional asset sales, we do not expect our sales volume to be comparable to that of prior years and we currently do not have any assets on the market. We believe our focus on new development will enhance our long-term return on equity and earnings growth as these developments are placed in-service in 2009, 2010 and 2011.

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

Investments in Unconsolidated Joint Ventures

Except for ownership interests in variable interest entities, we account for our investments in joint ventures under the equity method of accounting because we exercise significant influence over, but do not control, these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the life of the related asset. Under the equity method of accounting, our net equity is reflected within the Consolidated Balance Sheets, and our share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses, however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. For ownership interests in variable interest entities, we consolidate those in which we are the primary beneficiary. Our investments in unconsolidated joint ventures are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. The ultimate realization of our investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the value of an unconsolidated joint venture is other than temporary.

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

If our estimates of collectibility differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases was approximately 7.4 years as of December 31, 2007. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and frequent monitoring of our portfolio to identify potential problem tenants.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005.

At December 31, 2007, 2006 and 2005, we owned or had interests in a portfolio of 139, 131 and 121 properties, respectively (the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total

Property Portfolio are necessarily meaningful. Therefore, the comparisons of operating results for the years ended 2007, 2006 and 2005 show separately the changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in Properties Acquired, Sold, Repositioned and Placed-in Service.

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

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 102 properties, including properties acquired or placed in-service on or prior to January 1, 2006 and owned through December 31, 2007, totaling approximately 25.5 million net rentable square feet of space (excluding square feet of structured parking). The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after January 1, 2006 or disposed of on or prior to December 31, 2007. Properties Placed In-Service includes our 505 9th Street joint venture project. In connection with partially placing this property in-service, we consolidated the joint venture entity that owns the property as of October 1, 2007 due to the involvement we have in the venture once the property is operational. The Same Property Portfolio includes our Cambride Center Marriott hotel property, but does not include the Long Wharf Marriott hotel property, which was sold on March 23, 2007. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the year ended December 31, 2007 and 2006 with respect to the properties which were acquired, placed in-service, repositioned or sold.

	Same Property Portfolio				Properties Sold		Properties Acquired				Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
(dollars in thousands)	2007	2006	Increase/ (Decrease)	% Change	2007	2006	2007		2006		2007	2006	2007	2006	2007	2006	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,196,883	$1,142,388	$54,495	4.77%	$21,902	$124,828		$48,940		$8,244	$32,313	$24,117	$27,199	$20,402	$1,327,237	$1,319,979	$7,258	0.55%
Termination Income	6,882	6,999	(117)	(1.67)%	—	1,138		100		—	—	—	—	—	6,982	8,137	(1,155)	(14.19)%

Total Rental Revenue	1,203,765	1,149,387	54,378	4.73%	21,902	125,966		49,040		8,244	32,313	24,117	27,199	20,402	1,334,219	1,328,116	6,103	0.50%

Real Estate Operating Expenses	419,054	389,872	29,182	7.49%	6,369	35,439		14,964		2,239	7,995	4,731	7,458	5,424	455,840	437,705	18,135	4.14%

Net Operating Income, excluding hotel	784,711	759,515	25,196	3.32%	15,533	90,527		34,076		6,005	24,318	19,386	19,741	14,978	878,379	890,411	(12,032)	(1.35)%

Hotel Net Operating Income(1)	10,046	8,048	1,998	24.83%	—	—		—		—	—	—	—	—	10,046	8,048	1,998	24.83%

Consolidated Net Operating Income(1)	794,757	767,563	27,194	3.54%	15,533	90,527		34,076		6,005	24,318	19,386	19,741	14,978	888,425	898,459	(10,034)	(1.12)%

Other Revenue:
Development and Management Services	—	—	—	—	—	—		—		—	—	—	—	—	20,553	19,820	733	3.70%
Interest and Other	—	—	—	—	—	—		—		—	—	—	—	—	89,706	36,677	53,029	144.58%

Total Other Revenue	—	—	—	—	—	—		—		—	—	—	—	—	110,259	56,497	53,762	95.16%
Other Expenses:
General and administrative expense	—	—	—	—	—	—		—		—	—	—	—	—	69,882	59,375	10,507	17.70%
Interest Expense	—	—	—	—	—	—		—		—	—	—	—	—	285,887	298,260	(12,373)	(4.15)%
Depreciation and amortization	246,016	238,585	7,431	3.11%	2,767	18,049		24,155		3,531	8,731	7,365	4,361	3,032	286,030	270,562	15,468	5.72%
Loss from early extinguishments of debt	—	—	—	—	—	—		—		—	—	—	—	—	3,417	32,143	(28,726)	(89.37)%

Total Other Expenses	246,016	238,585	7,431	3.11%	2,767	18,049		24,155		3,531	8,731	7,365	4,361	3,032	645,216	660,340	(15,124)	(2.29)%

Income before minority interests	$548,741	$528,978	$19,763	3.74%	$12,766	$72,478		$9,921		$2,474	$15,587	$12,021	$15,380	$11,946	$353,468	$294,616	$58,852	19.98%
Income from unconsolidated joint ventures	$5,799	$7,230	$(1,431)	(19.79)%	$15,125	$17,455		$(496)		$(178)	$—	$—	$—	$—	20,428	24,507	(4,079)	(16.64)%
Income from discontinued operations, net of minority interest	$—	$—	$—	—	$6,206	$16,104	$		$		$—	$—	$—	$—	6,206	16,104	(9,898)	(61.46)%
Minority interest in property partnership															(84)	2,013	(2,097)	(104.17)%
Minority interest in Operating Partnership															(64,916)	(69,999)	5,083	7.26%
Gains on sales of real estate, net of minority interest															789,238	606,394	182,844	30.15%
Gains on sales of real estate from discontinued operations, net of minority interest															220,350	—	220,350	100.0%

Net Income available to common shareholders															$1,324,690	$873,635	$451,055	51.63%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 47. Hotel Net Operating Income for the years ended December 31, 2007 and 2006 is comprised of Hotel Revenue of $37,811 and $33,014, respectively, less Hotel Expenses of $27,765 and $24,966, respectively, per the Consolidated Income Statement.

Rental Revenue

The increase of approximately $7.3 million in the Total Property Portfolio Rental Revenue is comprised of increases and decreases within the five categories that comprise our Total Property Portfolio. Rental revenue from the Same Property Portfolio increased approximately $54.5 million, Properties Sold decreased approximately $102.9 million, Properties Acquired increased approximately $40.7 million, Properties Placed In-Service increased approximately $8.2 million and Properties Repositioned increased approximately $6.8 million for the year ended December 31, 2007 compared to the year ended December 31, 2006.

We incur certain tenant specific property costs for which we are reimbursed from our tenants. Starting in 2007, we have included these reimbursements in rental revenue and included the tenant specific operating cost within real estate operating expenses. This income and expense classification in 2007 results in a presented increase to comparable rental revenue and real estate operating expenses, however does not impact our consolidated net operating income. For the year ended December 31, 2007 and 2006, the rental income and real estate operating expense gross up was approximately $8.9 million and $12.0 million, respectively.

Rental revenue from the Same Property Portfolio increased approximately $54.5 million for the year ended December 31, 2007 compared to 2006. Included in the Same Property Portfolio rental revenue is an overall increase in base rental revenue of approximately $39.1 million, offset by a decrease of approximately $7.3 million in straight-line rents. Approximately $18.8 million of the increase from the Same Property Portfolio was due to an increase in recoveries from tenants which correlates with the increase in operating expenses. Approximately $3.9 million of the increase from the Same Property Portfolio was due to an increase in parking and other income.

The increase in rental revenue from Properties Placed In-Service relates to partially placing in-service our 505 9th Street development project in the fourth quarter of 2007, placing in-service our Seven Cambridge Center development project in the first quarter of 2006 and 12290 Sunrise Valley in the second quarter of 2006. Rental revenue from Properties Placed In-Service increased approximately $8.2 million, as detailed below:

	Date Placed In-Service	Rental Revenue for the year ended December 31
Property		2007	2006	Change
		(in thousands)
Seven Cambridge Center	First Quarter, 2006	$22,138	$19,939	$2,199
12290 Sunrise Valley	Second Quarter, 2006	6,338	4,178	2,160
505 9th Street	Fourth Quarter, 2007	3,837	—	3,837

Total		$32,313	$24,117	$8,196

The acquisition of 6601 & 6605 Springfield Center Drive, 103 Fourth Avenue, Kingstowne Towne Center, the Mountain View Properties and North First Business Park in 2007, and 303 Almaden Boulevard, 3200 Zanker Road and Four and Five Cambridge Center in 2006, increased revenue from Properties Acquired by approximately $40.7 million for the year ended December 31, 2007 as detailed below:

	Date Acquired	Rental Revenue for the year ended December 31
Property		2007	2006	Change
		(in thousands)
Four and Five Cambridge Center	November 30, 2006	$18,605	$1,265	$17,340
Kingstowne Towne Center	March 30, 2007	10,631	—	10,631
3200 Zanker Road	August 10, 2006	10,520	3,839	6,681
303 Almaden Boulevard	June 30, 2006	6,402	3,140	3,262
Mountain View Properties	November 27, 2007	1,275	—	1,275
103 Fourth Avenue	January 29, 2007	720	—	720
6601 & 6605 Springfield Center Drive	January, 2007	685	—	685
North First Business Park	December 13, 2007	102	—	102

Total		$48,940	$8,244	$40,696

Rental revenue from Properties Repositioned for the year ended December 31, 2007 increased approximately $6.8 million over the year ended December 31, 2006. Our Capital Gallery expansion project is included in Properties Repositioned for the year ended December 31, 2007 and December 31, 2006. In April 2006, tenants began to take occupancy and we placed our Capital Gallery expansion project in-service in July 2006.

The aggregate increase in rental revenue was offset by the sales of Democracy Center and 5 Times Square in 2007 and 280 Park Avenue in 2006. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property through agreements entered into at the time of sale. Rental Revenue from Properties Sold decreased by approximately $102.9 million, as detailed below:

	Date Sold	Rental Revenue for the year ended December 31
Property		2007	2006	Change
		(in thousands)
Democracy Center	August 7, 2007	$12,016	$17,825	$(5,809)
5 Times Square	February 15, 2007	9,886	74,795	(64,909)
280 Park Avenue	June 6, 2006	—	32,208	(32,208)

Total		$21,902	$124,828	$(102,926)

Termination Income

Termination income for the year ended December 31, 2007 was related to multiple tenants across the Total Property Portfolio that terminated their leases, and we recognized termination income totaling approximately $7.0 million. This compared to termination income of $8.1 million for the year ended December 31, 2006. We expect to recognize approximately $6 million of termination income for the year 2008.

Real Estate Operating Expenses

The $18.1 million increase in property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property Portfolio is comprised of increases and decreases within five categories that comprise our Total Property Portfolio. Operating expenses for the Same Property Portfolio increased approximately $29.2 million, Properties Sold decreased approximately $29.1 million, Properties Acquired increased approximately $12.7 million, Properties Placed In-Service increased approximately $3.3 million and Properties Repositioned increased approximately $2.0 million.

Operating expenses from the Same Property Portfolio increased approximately $29.2 million for the year ended December 31, 2007 compared to 2006. Included in Same Property Portfolio operating expenses is an increase in utility expenses of approximately $2.5 million, which represents an increase of approximately 3% over the prior year to date. In addition, real estate taxes increased approximately $10.7 million due to increased real estate tax assessments and repairs and maintenance increased approximately $8.4 million. The remaining $7.6 million increase in the Same Property Portfolio operating expenses is related to an increase in cleaning contracts and other general and administrative items.

The acquisition of 6601 & 6605 Springfield Center Drive, 103 Fourth Avenue, Kingstowne Towne Center, the Mountain View Properties and North First Business Park in 2007, and 303 Almaden Boulevard, 3200 Zanker Road and Four and Five Cambridge Center in 2006, increased operating expenses from Properties Acquired by approximately $12.7 million for the year ended December 31, 2007 as detailed below:

	Date Acquired	Real Estate Operating Expense for the year ended December 31
Property		2007	2006	Change
		(in thousands)
Four and Five Cambridge Center	November 30, 2006	$6,871	$519	$6,352
Kingstowne Towne Center	March 30, 2007	2,591	—	2,591
303 Almaden Boulevard	June 30, 2006	2,345	1,223	1,122
3200 Zanker Road	August 10, 2006	1,837	497	1,340
103 Fourth Avenue	January 29, 2007	606	—	606
Mountain View Properties	November 27, 2007	412	—	412
6601 & 6605 Springfield Center Drive	January, 2007	256	—	256
North First Business Park	December 13, 2007	46	—	46

Total		$14,964	$2,239	$12,725

The increase in operating expenses from Properties Placed In-Service relates to partially placing in-service our 505 9th Street development project in the fourth quarter of 2007, placing in-service our Seven Cambridge Center development project in the first quarter of 2006 and 12290 Sunrise Valley in the second quarter of 2006. Operating expenses from Properties Placed In-Service increased approximately $3.3 million, as detailed below:

	Date Placed In-Service	Real Estate Operating Expenses for the year ended December 31
Property		2007	2006	Change
		(in thousands)
Seven Cambridge Center	First Quarter, 2006	$5,521	$4,277	$1,244
12290 Sunrise Valley	Second Quarter, 2006	1,278	454	824
505 9th Street	Fourth Quarter, 2007	1,196	—	1,196

Total		$7,995	$4,731	$3,264

Operating expenses from Properties Repositioned for the year ended December 31, 2007 increased approximately $2.0 million over the year ended December 31, 2006. Our Capital Gallery expansion project is included in Properties Repositioned for the year ended December 31, 2007 and December 31, 2006. In April 2006, tenants began to take occupancy and during July 2006, we placed our Capital Gallery expansion project in-service.

A decrease of approximately $29.1 million in the Total Property Portfolio operating expenses was due to the sales of Democracy Center and 5 Times Square in 2007 and 280 Park Avenue in 2006, as detailed below:

	Date Sold	Real Estate Operating Expenses for the year ended December 31
Property		2007	2006	Change
		(in thousands)
Democracy Center	August 7, 2007	$4,204	$6,144	$(1,940)
5 Times Square	February 15, 2007	2,165	14,988	(12,823)
280 Park Avenue	June 6, 2006	—	14,307	(14,307)

Total		$6,369	$35,439	$(29,070)

We continue to review and monitor the impact of rising energy costs, as well as other factors, on our operating budgets for fiscal year 2008. Because some operating expenses are not recoverable from tenants, an increase in operating expenses due to one or more of the foregoing factors could have an adverse effect on our results of operations.

Hotel Net Operating Income

Net operating income for our hotel property increased approximately $2.0 million, a 24.8% increase for the year ended December 31, 2007 as compared to 2006. For the year ended December 31, 2006, the operations of the Long Wharf Marriott was included as part of discontinued operations due to its sale on March 23, 2007.

The following reflects our occupancy and rate information for our Cambridge Center Marriott hotel property for the year ended December 31, 2007 and 2006:

	2007	2006	Percentage Change
Occupancy	80.0%	75.1%	6.5%
Average daily rate	$217.23	$194.52	11.7%
Revenue per available room, REVPAR	$173.80	$146.15	18.9%

Development and Management Services

Development and Management Services income increased approximately $0.7 million for the year ended December 31, 2007 compared to 2006. We have maintained management contracts following the sales of Democracy Center and 5 Times Square in 2007 as well as the sale of 280 Park Avenue on June 6, 2006 which contributed to an increase of approximately $1.1 million in management fees. A decrease of approximately $0.4 million was attributed to reduced work order income. We expect third-party fee income for the year 2008 to be between $19 million and $20 million, a slight increase due to leasing and management fees we are projecting to earn at 280 Park Avenue as well as fees generated from the additional investment in the Value-Added Fund.

Interest and Other Income

Interest and other income increased by approximately $53.0 million for the year ended December 31, 2007 compared to 2006 as a result of higher overall interest rates and increased cash balances. In February 2007, our Operating Partnership issued $862.5 million of 2.875% unsecured exchangeable senior notes. On February 15, 2007, we completed the sale of our long-term leasehold interest in 5 Times Square in New York City for approximately $1.23 billion in cash. On March 23, 2007, we completed the sale of the Long Wharf Marriott for approximately $225.6 million in cash. On April 5, 2007, we completed the sale of Newport Office Park for approximately $33.7 million in cash. On August 7, 2007, we completed the sale of Democracy Center for approximately $184.5 million in cash and on November 20, 2007, we completed the sale of Orbital Sciences Campus and Broad Run Business Park Building E properties for an aggregate of approximately $125.4 million in cash.

We paid our special dividend and regular dividend payments totaling $6.66 per share on January 30, 2008. Our current cash balance, after the dividends and our purchase of the Mountain View Properties and North First Business Park, is approximately $750 million. As the Federal Reserve has cut interest rates, short-term investment returns have decreased significantly and therefore we anticipate interest income to be between approximately $22 million to $25 million for the year 2008.

Other Expenses

General and Administrative

General and administrative expenses increased approximately $10.5 million for the year ended December 31, 2007 compared to 2006. An overall increase of approximately $2.6 million was attributed to bonuses and salaries for the year ended December 31, 2007 compared to 2006 as well as an increase in long-term compensation expense of approximately $3.5 million. For the year ended December 31, 2007, we recognized additional expenses related to abandoned project costs of approximately $4.5 million. We anticipate our general and administrative expenses to be between $74 million and $75 million for the year 2008. A significant portion of the expected increase results from the inclusion of the 2008 OPP Awards described below, which adds approximately $4.9 million in 2008.

On January 24, 2008, our compensation committee approved outperformance awards under the 1997 Plan to our officers and employees. These awards (the “2008 OPP Awards”) are part of a new broad-based long-term incentive compensation program designed to provide our management team at several levels within the organization with the potential to earn equity awards subject to “outperforming” and creating shareholder value in a pay-for-performance structure. 2008 OPP Awards utilize total return to shareholders (“TRS”) over a three-year measurement period as the performance metric and include two years of time-based vesting after the end of the performance measurement period (subject to acceleration in certain events) as a retention tool. Recipients of 2008 OPP Awards will share in an outperformance pool if our TRS, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 5, 2008 to February 5, 2011, based on the average closing price of a share of our common stock of $92.8240 for the five trading days prior to and including February 5, 2008. The aggregate reward that recipients of all 2008 OPP Awards can earn, as measured by the outperformance pool, is subject to a maximum cap of $110 million, although OPP awards for an aggregate of up to approximately $104.8 million have been allocated to date and were granted on February 5, 2008. The balance remains available for future grants. We expect that under Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” the 2008 OPP Awards will have an aggregate value of approximately $19.7 million, which amount will generally be amortized into earnings over the five-year plan period (although awards for retirement-eligible employees will be amortized over a three-year period). Because the 2008 OPP Awards requires a sustained price target to achieve the threshold stock price, unless the target has actually been met by the end of the applicable reporting period, we will exclude all contingently issueable shares from the diluted EPS calculation. See Note 22 to the Consolidated Financial Statements.

Commencing in 2003, we issued restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under the 1997 Plan as our primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of our restricted stock. Employees vest in restricted stock and LTIP Units over a four- or five-year term (for awards granted between 2003 and November 2006, vesting is over a five-year term with annual vesting of 0%, 0%, 25%, 35% and 40%; and for awards granted after November 2006, vesting will occur in equal annual installments over a four-year term). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. LTIP Units that were issued in January 2005 and any future LTIP Unit awards will be valued using an option pricing model in accordance with the provisions of SFAS No. 123R. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to "stock-based compensation." Stock-based compensation associated with approximately $27.6 million of restricted stock and LTIP Units granted in February 2008 and approximately $18.5 million of restricted stock and LTIP Units granted in January 2007 will be incurred ratably over the four-year vesting period. Stock-based compensation associated with approximately $11.3 million of restricted stock and LTIP Units granted in April 2006 will be incurred ratably over the five-year vesting period.

Interest Expense

Interest expense for the Total Property Portfolio decreased approximately $12.4 million for the year ended December 31, 2007 compared to 2006. The decrease is due to (1) the repayment of outstanding mortgage debt in connection with the sale of Democracy Center in August 2007 and 280 Park Avenue in June 2006, which decreased interest expense by $11.2 million, (2) the repayment of our mortgage loans collateralized by Capital Gallery, 191 Spring Street, 101 Carnegie Center, Seven Cambridge Center, Embarcadero Center Three and Embarcadero Center Four, 504, 506, 508 and 510 Carnegie Center Properties, which decreased interest expense by approximately $15.9 million, and (3) an increase in capitalized interest costs which results in a decrease of interest expense of approximately $18.5 million. These decreases were offset by (1) an increase of approximately $4.4 million related to interest paid on the $450 million unsecured exchangeable senior notes issued in the second quarter of 2006 by our Operating Partnership at a per annum interest rate of 3.75%, (2) an increase of approximately $26.2 million related to interest paid on the $862.5 million unsecured exchangeable senior notes issued in the first quarter of 2007 by our Operating Partnership at an effective per annum interest rate of 3.438% and (3) an increase of approximately $4.3 million related to the acquisition of Kingstowne Towne Center on March 30, 2007 as well as the consolidation of our 505 9th joint venture property due to the involvement we now have because the property is operational. The remaining decrease is attributed to scheduled loan amortization on our outstanding debt.

At December 31, 2007, our variable rate debt consisted of our construction loan at South of Market. The following summarizes our outstanding debt as of December 31, 2007 compared with December 31, 2006:

	December 31,
	2007	2006
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$5,369,243	$3,889,447
Variable rate	122,923	711,490

Total	$5,492,166	$4,600,937

Percent of total debt:
Fixed rate	97.76%	84.54%
Variable rate	2.24%	15.46%

Total	100.00%	100.00%

GAAP Weighted average interest rate at end of period:
Fixed rate	5.58%	6.19%
Variable rate	6.11%	5.80%

Total	5.60%	6.13%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $15.5 million for the year ended December 31, 2007 compared to 2006. The increase in depreciation and amortization consisted of approximately $20.6 million related to the 2007 acquisitions compared with the 2006 activity, approximately $0.7 million related to partially placing in-service 505 9th Street in the fourth quarter of 2007, approximately $1.3 million related to placing Capital Gallery into service during the third quarter of 2006, and approximately $0.7 million was due to the placing in-service of our Seven Cambridge Center development project in the first quarter of 2006 and 12290 Sunrise Valley in the second quarter of 2006. The increase was offset by reductions in depreciation and amortization resulting from the sales of Democracy Center and 5 Times Square in 2007 compared with 280 Park Avenue in 2006, which resulted in an aggregate decrease of approximately $15.3 million. Depreciation and amortization in the Same Property Portfolio increased approximately $7.4 million for the year ended December 31, 2007 compared to 2006.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the year ended December 31, 2007 and 2006 were $11.0 million and $7.0 million, respectively. These costs are not included in the general and administrative expenses discussed above. We expect capitalized wages to increase proportionately with our increased development activity and increased wages into 2008. Interest capitalized for the year ended December 31, 2007 and 2006 was $31.0 million and $5.9 million, respectively. These costs are not included in the interest expense referenced above.

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

Income from Unconsolidated Joint Ventures

For the year ended December 31, 2007, income from unconsolidated joint ventures decreased approximately $4.1 million. On June 1, 2007, our Value-Added Fund sold Worldgate Plaza located in Herndon, Virginia for approximately $109.0 million. Worldgate Plaza is an office complex consisting of approximately 322,000 net rentable square feet. Net cash proceeds totaled approximately $50.5 million, of which our share was approximately $20.3 million, after the repayment of the mortgage indebtedness of $57.0 million. Our share of the gain, which is included as income from joint ventures, was approximately $15.5 million which amount reflects the achievement of certain return thresholds as provided for in the joint venture agreement. On October 1, 2007, our 505 9th Street joint venture project, a 323,000 net rentable square foot Class A office property located in Washington, D.C was partially placed in-service. In connection with partially placing this property in-service, we consolidated this entity as of October 1, 2007 due to the involvement we have in the venture once the property is operational.

On September 15, 2006, a joint venture in which we had a 35% interest sold 265 Franklin Street located in Boston, Massachusetts, at a sale price of approximately $170.0 million. Net cash proceeds totaled approximately $108.3 million, of which our share was approximately $37.9 million, after the repayment of mortgage indebtedness of approximately $60.8 million and unfunded tenant obligations and other closing costs of approximately $0.9 million. The venture recognized a gain on sale of real estate of approximately $51.4 million, of which our share was approximately $18.0 million, and a loss from early extinguishment of debt of approximately $0.2 million, of which our share was $0.1 million.

Income from discontinued operations, net of minority interest

For the years ended December 31, 2007 and 2006, Orbital Sciences Campus and Broad Run Business Park, Building E, Newport Office Park and Long Wharf Marriott were included as part of income from discontinued operations, net of minority interest.

Minority interests in property partnerships

Minority interests in property partnerships for the year ended December 31, 2007 consists of the outside equity interests in the venture that owns our Wisconsin Place Office Property as well as our 505 9th Street project. In connection with partially placing 505 9th Street in-service, we consolidated this entity as of October 1, 2007 due to the involvement we have in the venture once the property is operational.

For the year ended December 31, 2006, minority interest in property partnership includes our outside equity interest in Citigroup Center. This venture was consolidated with our financial results because we exercised control over the entity. Due to the redemption of the minority interest holder at Citigroup Center on May 31, 2006, minority interest in property partnership no longer reflects an allocation to the minority interest holder.

Minority interest in Operating Partnership

Minority interest in Operating Partnership decreased $5.1 million for the year ended December 31, 2007 compared to 2006. In connection with the special dividend declared on December 17, 2007 payable on January 30, 2008, holders of Series Two Preferred Units will participate on an as-converted basis in connection with their regular May 2008 distribution payment as provided for in the Operating Partnership’s partnership agreement. As a result, we accrued approximately $8.7 million for the year ended December 31, 2007 related to the special cash distribution payable to holders of the Series Two Preferred Units and have allocated earnings to the Series Two Preferred Units of approximately $8.7 million, which amount has been reflected in minority interest in Operating Partnership for the year ended December 31, 2007. In connection with the special dividend declared on December 15, 2006 and paid on January 30, 2007, we recognized an adjustment of approximately $3.1 million in 2007 to the special cash distribution accrual and allocation of earnings to the Series Two Preferred Units, as a result of conversions of Series Two Preferred Units. This decrease was offset by an increase related to the minority interest in our Operating Partnership’s income allocation related to an underlying increase in allocable income.

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

On February 15, 2007, we sold the long-term leasehold interest in 5 Times Square in New York City and related credits, for approximately $1.28 billion in cash. Net cash proceeds totaled approximately $1.23 billion, resulting in a gain on sale of approximately $605.4 million (net of minority interest share of approximately $108.1 million). Due to our continuing involvement through an agreement with the buyer to manage the property for a fee after the sale, this property has not been categorized as discontinued operations.

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

Gains on sales of real estate from discontinued operations, net of minority interest

Gains on sales of real estate from discontinued operations for the year ended December 31, 2007 in the Total Property Portfolio relate to the sales of Orbital Sciences Campus and Broad Run Business Park, Building E, Newport Office Park resulting in a gain of approximately $46.5 million and Long Wharf Marriott during 2007 resulting in a gain of approximately $162.4 million.

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 101 properties, including properties acquired or placed in-service on or prior to January 1, 2005 and owned through December 31, 2006, totaling approximately 25.2 million net rentable square feet of space (excluding square feet of structured parking). The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after January 1, 2005 or disposed of on or prior to December 31, 2006. The Same Property Portfolio includes our Cambridge Center Marriott hotel property, but does not include the Long Wharf Marriott hotel property, which was sold on March 23, 2007. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the year ended December 31, 2006 and 2005 with respect to the properties which were acquired, placed in-service, repositioned or sold.

	Same Property Portfolio				Properties Sold		Properties Acquired				Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
(dollars in thousands)	2006	2005	Increase/ (Decrease)	% Change	2006	2005	2006		2005		2006	2005	2006	2005	2006	2005	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,227,755	$1,194,483	$33,272	2.79%	$32,207	$104,431		$15,498		$28	$24,117	$412	$20,402	$13,094	$1,319,979	$1,312,448	$7,531	0.57%
Termination Income	8,137	5,416	2,721	50.24%	—	6,064		—		—	—	—	—	—	8,137	11,480	(3,343)	(29.12)%

Total Rental Revenue	1,235,892	1,199,899	35,993	3.00%	32,207	110,495		15,498		28	24,117	412	20,402	13,094	1,328,116	1,323,928	4,188	0.32%

Real Estate Operating Expenses	407,377	385,972	21,405	5.55%	14,307	44,818		5,866		18	4,731	122	5,424	3,423	437,705	434,353	3,352	0.77%

Net Operating Income, excluding hotel	828,515	813,927	14,588	1.79%	17,900	65,677		9,632		10	19,386	290	14,978	9,671	890,411	889,575	836	0.09%

Hotel Net Operating Income (1)	8,048	6,874	1,174	17.08%	—	—		—		—	—	—	—	—	8,048	6,874	1,174	17.08%

Consolidated Net Operating Income (1)	836,563	820,801	15,762	1.92%	17,900	65,677		9,632		10	19,386	290	14,978	9,671	898,459	896,449	2,010	0.22%

Other Revenue:
Development and Management Services	—	—	—	—	—	—		—		—	—	—	—	—	19,820	17,310	2,510	14.50%
Interest and Other	—	—	—	—	—	—		—		—	—	—	—	—	36,677	11,978	24,699	206.20%

Total Other Revenue	—	—	—	—	—	—		—		—	—	—	—	—	56,497	29,288	27,209	92.90%
Other Expenses:
General and administrative expense	—	—	—	—	—	—		—		—	—	—	—	—	59,375	55,471	3,904	7.04%
Interest Expense	—	—	—	—	—	—		—		—	—	—	—	—	298,260	308,091	(9,831)	(3.19)%
Depreciation and amortization	249,905	241,536	8,369	3.46%	3,502	17,694		6,758		—	7,365	94	3,032	1,655	270,562	260,979	9,583	3.67%
Loss from early extinguishments of debt	—	—	—	—	—	—		—		—	—	—	—	—	32,143	12,896	19,247	149.25%

Total Other Expenses	249,905	241,536	8,369	3.46%	3,502	17,694		6,758		—	7,365	94	3,032	1,655	660,340	637,437	22,903	3.59%

Income before minority interests	$586,658	$579,265	$7,393	1.28%	$14,398	$47,983		$2,874		$10	$12,021	$196	$11,946	$8,016	$294,616	$288,300	$6,316	2.19%
Income from unconsolidated joint ventures	$3,324	$2,012	$1,312	65.21%	$17,816	$693		$(540)		$—	$3,907	$2,124	$—	$—	24,507	4,829	19,678	407.50%
Income from discontinued operations, net of minority interest	$5,189	$4,973	$216	4.34%	$10,915	$10,354	$		$		$—	$—	$—	$—	16,104	15,327	777	5.07%
Minority interest in property partnership															2,013	6,017	(4,004)	(66.54)%
Minority interest in Operating Partnership															(69,999)	(71,498)	1,499	2.10%
Gains on sales of real estate, net of minority interest															606,394	151,884	454,510	299.25%
Gains on sales of real estate from discontinued operations, net of minority interest															—	47,656	(47,656)	100.0%
Cumulative effect of a change in accounting, net of minority interest															—	(4,223)	4,223	100.0%

Net Income available to common shareholders															$873,635	$438,292	$435,343	99.33%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 47. Hotel Net Operating Income for the years ended December 31, 2006 and 2005 is comprised of Hotel Revenue of $33,014 and $29,650, respectively, less Hotel Expenses of $24,966 and $22,776, respectively, per the Consolidated Income Statement.

Rental Revenue

The increase of approximately $7.5 million in the Total Property Portfolio Rental Revenue is comprised of increases and decreases within the five categories that comprise our Total Property Portfolio. Rental revenue from the Same Property Portfolio increased approximately $33.3 million, Properties Sold decreased approximately $72.2 million, Properties Acquired increased approximately $15.5 million, Properties Placed In-Service increased approximately $23.7 million and Properties Repositioned increased approximately $7.3 million for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Rental revenue from the Same Property Portfolio increased approximately $33.3 million for the year ended December 31, 2006 compared to 2005. Included in the Same Property Portfolio rental revenue is an overall increase in base rental revenue of approximately $35.5 million, offset by a decrease of approximately $17.5 million in straight-line rents, primarily due to the reduction of free rent at Times Square Tower during the prior year. Approximately $14.2 million of the increase from the Same Property Portfolio was due to an increase in recoveries from tenants which correlates with the increase in operating expenses. Approximately $1.0 million of the increase from the Same Property Portfolio was due to an increase in parking and other income.

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

The acquisition of Prospect Place on December 30, 2005, 303 Almaden Boulevard on June 30, 2006, 3200 Zanker Road on August 10, 2006 and Four and Five Cambridge Center on November 30, 2006, increased revenue from Properties Acquired by approximately $15.5 million for the year ended December 31, 2006 as detailed below:

Property	Date Acquired	Rental Revenue for the year ended December 31
		2006	2005	Change
		(in thousands)
Prospect Place	December 30, 2005	$7,253	$28	$7,225
303 Almaden Boulevard	June 30, 2006	3,141	—	3,141
3200 Zanker Road	August 10, 2006	3,839	—	3,839
Four and Five Cambridge Center	November 30, 2006	1,265	—	1,265

Total		$15,498	$28	$15,470

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

Property	Date Sold	Rental Revenue for the year ended December 31
		2006	2005	Change
		(in thousands)
280 Park Avenue	June 6, 2006	$32,207	$72,184	$(39,977)
Riverfront Plaza	May 16, 2005	—	8,760	(8,760)
100 East Pratt Street	May 12, 2005	—	8,406	(8,406)
Embarcadero Center West Tower	December 14, 2005	—	15,081	(15,081)

Total		$32,207	$104,431	$(72,224)

Termination Income

Termination income for the year ended December 31, 2006 was related to multiple tenants across the Total Property Portfolio that terminated their leases, and we recognized termination income totaling approximately $8.1 million. This compared to termination income of $11.5 million for the year ended December 31, 2005 related to twenty-three tenants.

Real Estate Operating Expenses

The $3.4 million increase in property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property Portfolio is comprised of increases and decreases within five categories that comprise our Total Property Portfolio. Operating expenses for the Same Property Portfolio increased approximately $21.4 million, Properties Sold decreased approximately $30.5 million, Properties Acquired increased approximately $5.8 million, Properties Placed In-Service increased approximately $4.6 million and Properties Repositioned increased approximately $2.0 million.

Operating expenses from the Same Property Portfolio increased approximately $21.4 million for the year ended December 31, 2006 compared to 2005. Included in Same Property Portfolio operating expenses is an increase in utility expenses of approximately $5.4 million, which represents an increase of approximately 7% over the prior year to date. In addition, real estate taxes increased approximately $8.5 million due to increased real estate tax assessments, with more than half of this increase specifically attributed to properties located in New York City. The remaining $10.2 million increase in the Same Property Portfolio operating expenses is related to an increase in repairs and maintenance.

The acquisitions of Prospect Place on December 30, 2005, 303 Almaden Boulevard on June 30, 2006, 3200 Zanker Road on August 10, 2006 and Four and Five Cambridge Center on November 30, 2006 increased operating expenses from Properties Acquired by approximately $5.8 million for the year ended December 31, 2006 as detailed below:

Property	Date Acquired	Real Estate Operating Expenses for the year ended December 31
		2006	2005	Change
		(in thousands)
Prospect Place	December 30, 2005	$3,627	$18	$3,609
303 Almaden Boulevard	June 30, 2006	1,223	—	1,223
3200 Zanker Road	August 10, 2006	497	—	497
Four and Five Cambridge Center	November 30, 2006	519		519

Total		$5,866	$18	$5,848

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

Property	Date Placed In-Service	Real Estate Operating Expenses for the year ended December 31
		2006	2005	Change
		(in thousands)
Seven Cambridge Center	First Quarter, 2006	$4,277	$122	$4,155
12290 Sunrise Valley	Second Quarter, 2006	454	—	454

Total		$4,731	$122	$4,609

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

Hotel Net Operating Income

Net operating income for the hotel properties increased approximately $1.2 million, a 17.08% increase for the year ended December 31, 2006 as compared to 2005. For the years ended December 31, 2006 and 2005, the operations of the Long Wharf Marriott have been included as part of discontinued operations due to its sale on March 23, 2007. For the year ended December 31, 2005 the operations of the Residence Inn by Marriott has been included as part of discontinued operations due to its sale on November 4, 2005.

The following reflects our occupancy and rate information for our Cambridge Center Marriott hotel property for the year ended December 31, 2006 and 2005:

	2006	2005	Percentage Change
Occupancy	75.1%	73.7%	1.9%
Average daily rate	$194.52	$176.98	9.9%
Revenue per available room, REVPAR	$146.15	$130.47	12.0%

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

Commencing in 2003, we issued restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under the 1997 Plan as our primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of our restricted stock. Employees generally vest in restricted stock and LTIP Units over a five-year term (for awards granted prior to 2003, vesting is in equal annual installments; for those granted in 2003 through 2006, vesting occurs over a five-year term with annual vesting of 0%, 0%, 25%, 35% and 40%; and for awards granted in 2007, vesting will occur in equal annual installments over a four-year term). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. LTIP Units that were issued in January 2005 and all subsequent LTIP Unit awards will be valued using an option pricing model in accordance with the provisions of SFAS No. 123R. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “stock-based compensation.” Stock-based compensation associated with approximately $11.4 million of restricted stock and LTIP Units granted in January 2005 and approximately $11.3 million of restricted stock and LTIP Units granted in April 2006 will be incurred ratably as such restricted stock and LTIP Units vest.

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

At December 31, 2006, our variable rate debt consisted of our construction loan at Times Square Tower, South of Market and our secured borrowings under our unsecured line of credit. The following summarizes our outstanding debt as of December 31, 2006 compared with December 31, 2005:

	December 31,
	2006	2005
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$3,889,447	$3,952,151
Variable rate	711,490	874,103

Total	$4,600,937	$4,826,254

Percent of total debt:
Fixed rate	84.54%	81.89%
Variable rate	15.46%	18.11%

Total	100.00%	100.00%

GAAP Weighted average interest rate at end of period:
Fixed rate	6.19%	6.61%
Variable rate	5.80%	4.96%

Total	6.13%	6.31%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $9.6 million for the year ended December 31, 2006 compared to 2005. The increase in depreciation and amortization consisted of approximately $7.3 million due to the placing in-service of our Seven Cambridge Center development project in the first quarter of 2006 and 12290 Sunrise Valley in the second quarter of 2006, approximately $6.8 million related to the acquisition of Prospect Place on December 30, 2005, 303 Almaden Boulevard on June 30, 2006, 3200 Zanker Road on August 10, 2006 and Four and Five Cambridge Center in November 2006, and approximately $1.4 million related to placing Capital Gallery into service during the third quarter. The increase was offset by reductions in depreciation and amortization resulting from the sales of 280 Park Avenue in June 2006 and Embarcadero Center West Tower, 100 East Pratt Street and Riverfront Plaza in 2005, which resulted in an aggregate decrease of approximately $14.2 million. Depreciation and amortization in the Same Property Portfolio increased approximately $8.4 million for the year ended December 31, 2006 compared to 2005.

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

Income from Unconsolidated Joint Ventures

On September 15, 2006, a joint venture in which we had a 35% interest sold 265 Franklin Street located in Boston, Massachusetts, at a sale price of approximately $170.0 million. Net cash proceeds totaled approximately $108.3 million, of which our share was approximately $37.9 million, after the repayment of mortgage indebtedness of approximately $60.8 million and unfunded tenant obligations and other closing costs of approximately $0.9 million. The venture recognized a gain on sale of real estate of approximately $51.4 million, of which our share was approximately $18.0 million, and a loss from early extinguishment of debt of approximately $0.2 million, of which our share was $0.1 million.

Income from discontinued operations, net of minority interest

For the year ended December 31, 2006, the Orbital Sciences Campus, Broad Run, Building E, Long Wharf Marriott and Newport Office Park were included as part of income from discontinued operations, net of minority interest. Properties included in discontinued operations for the year ended December 31, 2005 consisted of the Orbital Science Campus, Broad Run, Building E, Long Wharf Marriott, Newport Office Park, 40-46 Harvard Street, the Residence Inn by Marriott and Old Federal Reserve.

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

Minority interest in Operating Partnership

Minority interest in Operating Partnership decreased $1.5 million for the year ended December 31, 2006 compared to 2005. In connection with the special dividend declared on December 15, 2006 payable on January 30, 2007, holders of Series Two Preferred Units will participate on an as-converted basis in connection with their regular May 2007 distribution payment as provided for in the Operating Partnership’s partnership agreement. As a result, we accrued approximately $12.2 million for the year ended December 31, 2006 related to the special cash distribution payable to holders of the Series Two Preferred Units and have allocated earnings to the Series Two Preferred Units of approximately $12.2 million, which amount has been reflected in minority interest in Operating Partnership for the year ended December 31, 2006.

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

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund current development costs not covered under construction loans;

•	fund the costs associated with the settlement of our hedge agreements at maturity;

•	fund possible property acquisitions; and

•	make the minimum distribution required to maintain our REIT qualification under the Internal Revenue Code of 1986, as amended.

On December 17, 2007, our Board of Directors declared a special cash dividend of $5.98 per common share that was paid on January 30, 2008 to shareholders of record as of the close of business on December 31, 2007. The decision to declare a special dividend was the result of the sales of assets in 2007, including 5 Times Square, Orbital Sciences Campus, Broad Run Business Park - Building E, Worldgate Plaza and Newport Office Park. The Board of Directors did not make any change in our policy with respect to regular quarterly dividends. The payment of the regular quarterly dividend of $0.68 per share and the special dividend of $5.98 per share resulted in a total payment of $6.66 per share paid on January 30, 2008.

We believe that our liquidity needs during 2008, including approximately $451.0 million of estimated development costs, will be satisfied using our approximately $750 million of cash on hand, cash flows generated by operations, availability under our line of credit (currently $582.9 million) and cash flows provided by other financing activities. We may also generate cash from asset sales. Base rental revenue, recovery income from tenants, other income from operations, available cash balances, draws on our unsecured line of credit and refinancing of maturing indebtedness are our principal sources of capital used to pay operating expenses, debt service, recurring capital expenditures and the minimum distribution required to maintain our REIT qualification.

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

To the extent that we sell assets and cannot efficiently use the proceeds for either our development activities or attractive acquisitions, we would, at the appropriate time, decide whether it is better to declare a special dividend, adopt a stock repurchase program, reduce our indebtedness or retain the cash for future investment opportunities. Such a decision will depend on many factors including, among others, the timing, availability and terms of development and acquisition opportunities, our then-current and anticipated leverage, the price of our common stock and REIT distribution requirements. At a minimum, we expect that we would distribute at least that amount of proceeds necessary for us to avoid paying corporate level tax on the applicable gains realized from any asset sales.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $1.5 billion and $725.8 million at December 31, 2007 and December 31, 2006, respectively, representing an increase of $781.1 million. The increase was a result of the following increases and decreases in cash flows:

	Years ended December 31,
	2007	2006	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$629,378	$527,979	$101,399
Net cash provided by investing activities	$576,931	$229,756	$347,175
Net cash used in financing activities	$(425,176)	$(293,443)	$131,773

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

In 2007, our total dividends exceeded our cash flow from operating activities due to the special dividend which was declared in December 2006 and paid to common stockholders and common unitholders of BPLP on January 30, 2007. The cash flows distributed were generated from sales of real estate assets and proceeds from the sales are included as part of cash flows from investment activities. We expect that in 2008 our total dividends will exceed our cash flow from operating activities due to the special dividend declared in December 2007. Dividends will generally exceed cash flows from operating activities during periods in which we sell significant real estate assets and distribute gains on sale that would otherwise be taxable.

Cash is used in investing activities to fund acquisitions, development and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash provided by investing activities for the year ended December 31, 2007 consisted of the following:

(in thousands)
Net proceeds from the sales of real estate	$1,897,988
Cash recorded upon consolidation	3,232
The cash provided by these investing activities is offset by:
Net investments in unconsolidated joint ventures	(7,790)
Investments in securities	(22,584)
Recurring capital expenditures	(35,506)
Planned non-recurring capital expenditures associated with acquisition properties	(1,490)
Hotel improvements, equipment upgrades and replacements	(1,127)
Net Proceeds from the sale of real estate placed in escrow	(161,321)
Acquisitions/additions to real estate	(1,094,471)

Net cash provided by investing activities	$576,931

Cash used in financing activities for the year ended December 31, 2007 totaled approximately $425.2 million. This consisted primarily of the $840 million of net proceeds from our offering of 2.875% unsecured exchangeable senior notes and proceeds from mortgage notes payable, offset by the repayment of our Embarcadero Center Four mortgage loan, Times Square Tower mortgage loan and other mortgage notes payable, our secured draw under our Unsecured Line of Credit, as well as the payments of dividends and distributions to shareholders and the unitholders of our Operating Partnership. Future debt payments are discussed below under the heading “Debt Financing.”

Capitalization

At December 31, 2007, our total consolidated debt was approximately $5.5 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 5.60% and the weighted-average maturity was approximately 5.2 years.

Debt to total market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total market capitalization was approximately $18.5 billion at December 31, 2007. Total market capitalization was calculated using the December 31, 2007 closing stock price of $91.81 per common share and the following: (1) 119,502,485 shares of our common stock, (2) 20,271,341 outstanding common units of limited partnership of BPLP (excluding common units held by Boston Properties, Inc.), (3) an aggregate of 1,460,688 common units issuable upon conversion of all outstanding preferred units of partnership interest in BPLP, (4) an aggregate of 676,067 common units issuable upon conversion of all outstanding LTIP units, assuming all conditions have been met for the conversion of the LTIP units, and (5) our consolidated debt totaling approximately $5.5 billion. Our total consolidated debt at December 31, 2007 represented approximately 29.66% of our total market capitalization. This percentage will fluctuate with changes in the market price of our common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the debt to total market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

Debt Financing

As of December 31, 2007, we had approximately $5.5 billion of outstanding indebtedness, representing 29.66% of our total market capitalization as calculated above consisting of (1) $1.472 billion (net of discount) in publicly traded unsecured debt having a weighted-average interest rate of 5.95% per annum and maturities in 2013 and 2015; (2) $450 million of publicly traded exchangeable unsecured debt having an interest rate of 3.75% per annum, an initial optional redemption date in 2013 and maturity in 2036; (3) $844.1 million (net of discount) of publicly traded exchangeable unsecured debt having an interest rate of 2.875% per annum (an effective rate of 3.438% per annum) having an initial optional redemption in 2012 and maturing in 2037; and (4) $2.7 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 6.32% per annum and weighted-average term of 5.1 years. The table below summarizes our mortgage notes payable, our senior unsecured notes and our Unsecured Line of Credit at December 31, 2007 and 2006:

	December 31,
	2007	2006
	(dollars in thousands)
DEBT SUMMARY:
Balance
Fixed rate	$5,369,243	$3,889,447
Variable rate	122,923	711,490

Total	$5,492,166	$4,600,937

Percent of total debt:
Fixed rate	97.76%	84.54%
Variable rate	2.24%	15.46%

Total	100.00%	100.00%

GAAP Weighted average interest rate at end of period:
Fixed rate	5.58%	6.19%
Variable rate	6.11%	5.80%

Total	5.60%	6.13%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates. As of December 31, 2007, the interest rate on our variable rate debt was LIBOR/Eurodollar plus 1.25% per annum. On September 27, 2007, we entered into an interest rate swap contract to fix the one-month LIBOR index rate at 5.82% per annum on a notional amount of $96.7 million. On February 12, 2007, we repaid $700 million of variable rate indebtedness which was outstanding at December 31, 2006 consisting of (1) the $225.0 million draw on our Unsecured Line of Credit, which draw was collateralized by 599 Lexington Avenue, and (2) the mortgage loan collateralized by Times Square Tower totaling $475.0 million. The variable rate indebtedness was repaid with proceeds from a new mortgage financing secured by 599 Lexington Avenue totaling $750.0 million, which bears interest at a fixed interest rate of 5.57% per annum and matures on March 1, 2017. On December 19, 2006, we terminated our forward-starting interest rate swap contracts that we had entered into in connection with the expected new mortgage financing and received approximately $10.9 million, which amount will reduce our interest expense over the ten-year term of the financing, resulting in an effective interest rate of 5.38% per annum.

Unsecured Line of Credit

On August 3, 2006, we modified our $605.0 million unsecured revolving credit facility (the “Unsecured Line of Credit”) by extending the maturity date from October 30, 2007 to August 3, 2010, with a provision for a one-year extension at our option, subject to certain conditions, and by reducing the per annum variable interest rate on outstanding balances from Eurodollar plus 0.65% to Eurodollar plus 0.55% per annum. Under the Unsecured Line of Credit, a facility fee equal to 15 basis points per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in our Operating Partnership’s unsecured debt ratings. Based on our current debt ratings, the per annum variable interest rate is Eurodollar plus 0.475%. In addition, we pay a facility fee payable quarterly of 0.125% per annum. The Unsecured Line of Credit involves a syndicate of lenders. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a negotiated LIBOR-based rate. The Unsecured Line of Credit is available to fund working capital and general corporate purposes, including, without limitation, to fund development of properties, land and property acquisitions and to repay or reduce indebtedness. The Unsecured Line of Credit is a recourse obligation of Boston Properties Limited Partnership.

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

As of December 31, 2007, we had no amount outstanding under the Unsecured Line of Credit with the ability to borrow $582.9 million. As of February 22, 2008, we had no borrowings outstanding under our Unsecured Line of Credit.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of December 31, 2007 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate (1)	Principal Amount	Maturity Date (2)
10 Year Unsecured Senior Notes	6.250%	6.296%	$750,000	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.280%	175,000	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.636%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.075%	250,000	June 1, 2015

Total principal			1,475,000
Net discount			(3,087)

Total			$1,471,913

(1)	Yield on issuance date including the effects of discounts on the notes.

(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (1) 100% of their principal amount or (2) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 25 basis points in the case of the $250 million 12 Year Unsecured Senior Notes that mature on June 1, 2015), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of December 31, 2007, we were in compliance with each of these financial restrictions and requirements.

BPLP’s investment grade ratings on its senior unsecured notes are as follows:

Rating Organization	Rating
Moody’s	Baa2 (stable)
Standard & Poor’s	A- (stable)
FitchRatings	BBB (stable)

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

Upon the occurrence of specified events, holders of the notes may exchange their notes prior to the close of business on the scheduled trading day immediately preceding May 18, 2013 into cash and, at the Operating Partnership’s option, shares of our common stock at an exchange rate of 10.0066 shares per $1,000 principal amount of notes (or an exchange price of approximately $99.93 per share of common stock). The initial exchange rate of 8.9461 shares per $1,000 principal amount of notes and the initial exchange price of approximately $111.78 per share of our common stock were adjusted to 9.3900 and $106.50, respectively, effective as of December 29, 2006 in connection with the special dividend declared on December 15, 2006. In connection with the special dividend declared on December 17, 2007, the exchange rate was further adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in the current exchange price of approximately $99.93 per share of our common stock. On and after May 18, 2013, the notes will be exchangeable at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date at the option of the holder at the applicable exchange rate. The exchange rate is subject to adjustment in certain circumstances.

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

Upon the occurrence of specified events, holders of the notes may exchange their notes prior to the close of business on the scheduled trading day immediately preceding February 20, 2012 into cash and, at the Operating Partnership’s option, shares of our common stock at an exchange rate of 7.0430 shares per $1,000 principal amount of notes (or an exchange price of approximately $141.98 per share of our common stock). In connection with the special dividend declared on December 17, 2007, the initial exchange rate of 6.6090 was adjusted to 7.0430 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $141.98 per share of our common stock. On and after February 20, 2012, the notes will be exchangeable at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date at the option of the holder at the applicable exchange rate. The initial exchange rate is subject to adjustment in certain circumstances.

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

Mortgage Debt

The following represents the outstanding principal balances due under the mortgages notes payable at December 31, 2007:

Properties	GAAP Interest Rate(1)	Principal Amount		Maturity Date
		(in thousands)
599 Lexington Avenue	5.41%	$750,000	(2)	March 1, 2017
Citigroup Center	7.24%	485,303	(3)	May 11, 2011
Embarcadero Center One and Two	6.74%	278,912		December 10, 2008
Prudential Center	6.73%	259,706		July 1, 2008
505 9th Street	5.87%	130,000		November 1, 2017
South of Market	6.11%	122,923	(4)(5)	November 21, 2009
One Freedom Square	5.34%	75,886	(6)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.58%	63,000	(5)	October 1, 2014
202, 206 & 214 Carnegie Center	8.22%	58,216		October 1, 2010
140 Kendrick Street	5.25%	57,035	(7)	July 1, 2013
New Dominion Tech. Park, Bldg. One	7.84%	54,042		January 15, 2021
1330 Connecticut Avenue	4.74%	52,750	(8)	February 26, 2011
Reservoir Place	5.84%	50,349	(9)	July 1, 2009
Kingstowne Two and Retail	5.61%	43,119	(10)	January 1, 2016
10 and 20 Burlington Mall Road	7.31%	35,514	(11)	October 1, 2011
Ten Cambridge Center	8.35%	31,436		May 1, 2010
Sumner Square	7.54%	26,936		September 1, 2013
Montvale Center	6.07%	25,000	(5)	June 6, 2012
Eight Cambridge Center	7.74%	24,486		July 15, 2010
1301 New York Avenue	7.24%	23,410	(12)	August 15, 2009
Reston Corporate Center	6.56%	20,523	(13)	May 1, 2008
Kingstowne One	5.68%	20,381	(14)	May 5, 2013
University Place	6.99%	20,340		August 1, 2021
Bedford Business Park	8.60%	16,860		December 10, 2008

Total		$2,726,127

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges and adjustments required by EITF 98-1. All adjustments related to EITF 98-1 are noted below.
(2)	On December 19, 2006, we terminated our forward-starting interest rate swap contracts and received approximately $10.9 million, which amount will reduce our interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.38% per annum for the financing. The stated interest rate is 5.57% per annum. The mortgage loan requires interest only payments with a balloon payment due at maturity.
(3)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon redemption of the outside members’ equity interest in the limited liability company that owns the property to reflect the fair value of the note. The stated principal balance at December 31, 2007 was $483.3 million and the stated interest rate was 7.19%.
(4)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum.
(5)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(6)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at December 31, 2007 was $70.9 million and the stated interest rate was 7.75% per annum.
(7)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at December 31, 2007 was $52.8 million and the stated interest rate was 7.51% per annum.
(8)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at December 31, 2007 was $48.7 million and the stated interest rate was 7.58% per annum.
(9)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at December 31, 2007 was $49.5 million and the stated interest rate was 7.0% per annum.
(10)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at December 31, 2007 was $42.1 million and the stated interest rate was 5.99% per annum.
(11)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(12)	Includes outstanding principal in the amounts of $18.0 million, $3.8 million and $1.6 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75% per annum, respectively.
(13)	On February 1, 2008, we repaid the mortgage loan secured by this property.
(14)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at December 31, 2007 was $20.0 million and the stated interest rate was 5.96% per annum.

Combined aggregate principal payments of mortgage notes payable at December 31, 2007 are as follows (in thousands):

Year	Principal Payments
2008	$598,606
2009	214,345
2010	130,807
2011	544,688
2012	100,393
Thereafter	1,119,725

Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our indebtedness, which bears interest at fixed and variable rates. The fair value of our debt obligations are affected by changes in the market interest rates. We manage our market risk by matching long-term leases with long-term, fixed-rate, non-recourse debt of similar duration. We continue to follow a conservative strategy of generally pre-leasing development projects on a long-term basis to creditworthy tenants in order to achieve the most favorable construction and permanent financing terms. Approximately 98% of our outstanding debt has fixed interest rates, which minimizes the interest rate risk through the maturity of such outstanding debt. We also manage our market risk by entering into hedging arrangements with financial institutions. Our primary objectives when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure and to fix a portion of the interest rate for anticipated financing and refinancing transactions. This in turn, reduces the risks that the variability of cash flows imposes on variable rate debt. Our strategy protects us against future increases in interest rates.

In July and August 2007, we entered into nine interest rate contracts, known as “treasury locks,” which fix the 10-year treasury rate at a weighted-average rate of 4.74% per annum on notional amounts aggregating $325.0 million. The treasury locks fix the 10-year treasury rate for a long-term fixed-rate financing commencing in April 2008 and expiring in April 2018. We expect to settle the interest rate contracts at the time we lock the rate on long-term fixed-rate financing. If the 10-year treasury rate is below the fixed strike rate at the time we settle each contract, we would be required to make a payment to the contract counterparties; if the 10-year treasury rate is above the fixed strike rate at the time we cash settle each contract, we would receive a payment from the contract counterparties. The amount that we either pay or receive will equal the present value of the basis point differential between the applicable fixed strike rate and the 10-year treasury rate at the time we settle each contract. These treasury locks qualify as highly-effective cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

In August and September 2007, we entered into four forward-starting interest rate swap contracts to lock in the 10-year treasury rate and 10-year swap spread. The swaps fixed the 10-year swap rate for a financing in July 2008 at a weighted-average rate of 5.21% per annum on notional amounts aggregating $125.0 million. The 10-year treasury rate is a component of the 10-year swap rate and the swap contracts effectively fixed the 10-year treasury rate at a weighted-average interest rate of 4.53% per annum. The forward-starting swaps fix the 10-year swap rate for a long-term fixed-rate financing commencing in July 2008 and expiring in July 2018. We expect to settle the interest rate contracts in cash at the time we lock the rate on long-term fixed-rate financing. If the 10-year swap rate is below the fixed strike rate at the time we settle each contract, we would be required to make a payment to the contract counter-parties; if the 10-year swap rate is above the fixed strike rate at the time we cash settle each contract, we would receive a payment from the contract counterparties. The amount that we either pay or receive will equal the present value of the basis point differential between the applicable fixed strike rate and the 10-year swap rate at the time we settle each contract. We believe that these swaps qualify as highly-effective cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

On November 2, 2007, we entered into a forward-starting interest rate swap contract to lock the 10-year LIBOR swap rate on a notional amount of $25.0 million at a forward-starting 10-year swap rate of 5.05% per annum. The 10-year treasury rate is a component of the 10-year swap rate and the referenced contract effectively fixed the 10-year treasury rate at 4.38%. The swap contract goes into effect on July 31, 2008 and expires on July 31, 2018. On November 9, 2007 and November 16, 2007, we entered into treasury locks to fix the 10-year treasury rate at 4.33% per annum on a notional amount of $25 million and 4.24% per annum on a notional amount of $25.0 million, respectively. The treasury locks mature on July 31, 2008.

We have effectively fixed the 10-year treasury rate at a weighted average interest rate of 4.63% per annum on notional amounts aggregating $525.0 million with our interest rate hedging program.

On September 27, 2007, we entered into an interest rate swap contract to fix the one-month LIBOR index rate (including a 1.25% spread), at 5.82% per annum on a notional amount of $96.7 million. The swap contract went into effect on October 22, 2007 and expires on October 29, 2008.

We have recorded the changes in fair value of the treasury lock and swap contracts related to the effective portion of the interest rate contracts executed during 2007 totaling a liability of approximately $25.7 million in Other Liabilities and Accumulated Other Comprehensive Income (Loss) within our Consolidated Balance Sheets. We expect that within the next twelve months we will reclassify into earnings as interest expense approximately $2.1 million of the amounts recorded within Accumulated Other Comprehensive Income (Loss) relating to the treasury lock contracts and forward-starting interest rate swap contracts.

During 2005, we entered into twelve forward-starting interest rate swap contracts to lock in the 10-year treasury rate and 10-year swap spreads. On December 19, 2006, we entered into an interest rate lock agreement with a lender for a fixed interest rate of 5.57% per annum on a ten-year mortgage financing totaling $750.0 million to be collateralized by our 599 Lexington Avenue property in New York City. We closed on the mortgage financing on February 12, 2007. In conjunction with the interest rate lock agreement, we terminated the forward-starting interest rate swap contracts and received approximately $10.9 million, which amount will reduce our interest expense over the ten-year term of the financing, resulting in an effective interest rate of 5.38% per annum. Over the next twelve months we will reclassify into earnings as a reduction of interest expense approximately $1.1 million of the amounts recorded within Accumulated Other Comprehensive Income (Loss) relating to the forward-starting interest rate swap contracts.

At December 31, 2007, our outstanding variable rate debt based off LIBOR totaled approximately $122.9 million, of which approximately $96.7 million is fixed at 5.82% due to the interest rate swap contract we entered into on September 27, 2007. At December 31, 2007, the interest rate on our unhedged variable rate debt was approximately 5.88%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest would have increased approximately $0.3 million for the year ended December 31, 2007.

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

Funds from Operations

Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of NAREIT, we calculate Funds from Operations, or “FFO,” by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. FFO is a non-GAAP financial measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. Amount represents our share, which was 85.32%, 84.40%, 83.74%, 82.97% and 82.06% for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively, after allocation to the minority interest in the Operating Partnership.

In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO, as adjusted, for the year ended December 31, 2007, 2006, 2005 and 2003 which excludes the effects of the losses from early extinguishments of debt associated with the sales of real estate and adjustments for non-qualifying derivative contracts.

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

The adjustment for net derivative losses related to non-qualifying derivative contracts for the year ended December 31, 2003 resulted from interest rate contracts we entered into prior to the effective date of SFAS No. 133 to limit our exposure to fluctuations in interest rates with respect to variable rate debt associated with real estate projects under development. Upon transition to SFAS No. 133 on January 1, 2001, the impacts of these contracts were recorded in current earnings, while prior to that time they were capitalized. Although these adjustments were attributable to a single hedging program, the underlying contracts extended over multiple reporting periods and therefore resulted in adjustments through the third quarter of 2003. Management presents FFO before the impact of non-qualifying derivative contracts because economically this interest rate hedging program was consistent with our risk management objective of limiting our exposure to interest rate volatility and the change in accounting under GAAP did not correspond to a substantive difference. Management does not currently anticipate structuring future hedging programs in a manner that would give rise to this kind of adjustment.

Although our FFO, as adjusted, clearly differs from NAREIT’s definition of FFO, and may not be comparable to that of other REITs and real estate companies, we believe it provides a meaningful supplemental measure of our operating performance because we believe that, by excluding the effects of the losses from early extinguishments of debt associated with the sales of real estate and adjustments for non-qualifying derivative contracts, management and investors are presented with an indicator of our operating performance that more closely achieves the objectives of the real estate industry in presenting FFO.

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

The following table presents a reconciliation of net income available to common shareholders to FFO and FFO, as adjusted, for the years ended December 31, 2007, 2006, 2005, 2004 and 2003:

	Year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Net income available to common shareholders	$1,324,690	$873,635	$438,292	$284,017	$365,322
Add:
Cumulative effect of a change in accounting principle, net of minority interest	—	—	4,223	—	—
Minority interest in Operating Partnership	64,916	69,999	71,498	65,086	70,318
Less:
Gains on sales of real estate from discontinued operations, net of minority interest	220,350	—	47,656	27,338	73,234
Income from discontinued operations, net of minority interest	6,206	16,104	15,327	16,292	21,957
Gains on sales of real estate and other assets, net of minority interest	789,238	606,394	151,884	8,149	57,574
Income from unconsolidated joint ventures	20,428	24,507	4,829	3,380	6,016
Minority interests in property partnerships	(84)	2,013	6,017	4,685	1,827

Income before minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gains on sales of real estate and other assets, discontinued operations and cumulative effect of a change in accounting principle	353,468	294,616	288,300	289,259	275,032
Add:
Real estate depreciation and amortization(1)	295,635	283,350	274,476	257,319	216,235
Income from discontinued operations	7,274	19,081	18,303	19,843	27,087
Income from unconsolidated joint ventures(2)	4,975	6,590	4,829	3,380	6,016
Less:
Minority interests in property partnerships’ share of Funds from Operations	437	479	113	922	3,458
Preferred distributions(3)	4,266	9,418	12,918	15,050	21,249

Funds from Operations	656,649	593,740	572,877	553,829	499,663
Add(subtract):
Losses from early extinguishments of debt associated with the sales of real estate	2,675	31,444	11,041	—	1,474
Net derivative losses (SFAS No. 133)	—	—	—	—	1,038

Funds from Operations after supplemental adjustments to exclude losses from early extinguishments of debt associated with the sales of real estate and net derivative losses (SFAS No. 133)	659,324	625,184	583,918	553,829	502,175
Less:
Minority interest in Operating Partnership’s share of Funds from Operations after supplemental adjustments to exclude losses from early extinguishments of debt associated with the sales of real estate and net derivative losses (SFAS No. 133)	96,808	97,519	94,946	94,332	90,102

Funds from Operations available to common shareholders after supplemental adjustments to exclude losses from early extinguishments of debt associated with the sales of real estate and net derivative losses (SFAS No. 133)	$562,516	$527,665	$488,972	$459,497	$412,073

Our percentage share of Funds from Operations—basic	85.32%	84.40%	83.74%	82.97%	82.06%
Weighted average shares outstanding—basic	118,839	114,721	111,274	106,458	96,900

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $286,030, $270,562, $260,979, $244,589 and $201,690, our share of unconsolidated joint venture real estate depreciation and amortization of $8,247, $9,087, $8,554, $6,814 and $8,475, and depreciation and amortization from discontinued operations of $2,948, $6,197, $6,662, $8,352 and $8,787, less corporate related depreciation and amortization of $1,590, $1,584, $1,719, $2,436 and $2,717 and adjustment of asset retirement obligations of $0, $912, $0, $0 and $0 for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.
(2)	Excludes approximately $15.5 million related to our share of the gain on sale and related loss from early extinguishment of debt associated with the sale of Worldgate Plaza for the year ended December 31, 2007. Excludes approximately $17.9 million related to our share of the gain on sale and related loss from early extinguishment of debt associated with the sale of 265 Franklin Street for the year ended December 31, 2006.
(3)	Excludes approximately $5.6 million, $12.2 million and $12.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special dividends that followed previously completed sales of real estate.

Reconciliation to Diluted Funds from Operations:

	For the years ended December 31,
	2007		2006		2005		2004		2003
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic Funds from Operations after supplemental adjustments to exclude losses from early extinguishments of debt associated with the sales of real estate and net derivative losses (SFAS No. 133)	$659,324	139,290	$625,184	135,923	$583,918	132,881	$553,829	128,313	$502,175	118,087
Effect of Dilutive Securities:
Convertible Preferred Units(1)	4,266	1,674	9,418	3,629	12,918	5,163	15,050	6,054	21,249	8,375
Stock Options and other	—	1,941	—	2,356	—	2,285	—	2,303	—	1,586

Diluted Funds from Operations after supplemental adjustments to exclude losses from early extinguishments of debt associated with the sales of real estate and net derivative losses (SFAS No. 133)	$663,590	142,905	$634,602	141,908	$596,836	140,329	$568,879	136,670	$523,424	128,048
Less: Minority interest in Operating Partnership’s share of diluted Funds from Operations	94,970	20,451	94,813	21,202	91,896	21,607	90,970	21,854	86,608	21,187

Diluted Funds from Operations available to common shareholders after supplemental adjustments to exclude losses from early extinguishments of debt associated with the sales of real estate and net derivative losses (SFAS No. 133) (2)	$568,620	122,454	$539,789	120,706	$504,940	118,722	$477,909	114,816	$436,816	106,861

(1)	Excludes approximately $5.6 million, $12.2 million and $12.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special dividends that followed previously completed sales of real estate.
(2)	Our share of diluted Funds from Operations was 85.69%, 85.06%, 84.60%, 84.01% and 83.45% for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

Net Operating Income

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income available to common shareholders, the most directly comparable GAAP financial measure, plus minority interest in Operating Partnership, net derivative losses, losses from early extinguishments of debt, cumulative effect of a change in accounting principle (net of minority interest), depreciation and amortization, interest expense and general and administrative expense, less gains on sales of real estate from discontinued operations (net of minority interest), income from discontinued operations (net of minority interest), gains on sales of real estate and other assets (net of minority interest), income from unconsolidated joint ventures, minority interests in property partnerships, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

The following sets forth a reconciliation of NOI to net income available to common shareholders for the fiscal years 2003 through 2007.

	Years ended December 31,
	2007	2006	2005	2004	2003
Net operating income	$888,425	$898,459	$896,449	$869,138	$803,659
Add:
Development and management services	20,553	19,820	17,310	20,440	17,332
Interest and other	89,706	36,677	11,978	10,334	3,011
Minority interests in property partnerships	(84)	2,013	6,017	4,685	1,827
Income from unconsolidated joint ventures	20,428	24,507	4,829	3,380	6,016
Gains on sales of real estate and other assets, net of minority interest	789,238	606,394	151,884	8,149	57,574
Income from discontinued operations, net of minority interest	6,206	16,104	15,327	16,292	21,957
Gains on sales of real estate from discontinued operations, net of minority interest	220,350	—	47,656	27,338	73,234
Less:
General and administrative	69,882	59,375	55,471	53,636	45,359
Interest expense	285,887	298,260	308,091	306,170	299,409
Depreciation and amortization	286,030	270,562	260,979	244,589	201,690
Net derivative losses	—	—	—	—	1,038
Losses from early extinguishments of debt	3,417	32,143	12,896	6,258	1,474
Minority interest in Operating Partnership	64,916	69,999	71,498	65,086	70,318
Cumulative effect of a change in accounting principle, net of minority interest	—	—	4,223	—	—

Net income available to common shareholders	$1,324,690	$873,635	$438,292	$284,017	$365,322

Contractual Obligations

As of December 31, 2007, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	Total	2008	2009	2010	2011	2012	Thereafter
	(Dollars in thousands)
Contractual Obligations:
Long-term debt
Mortgage debt(1)	$4,671,111	$887,196	$468,276	$370,285	$756,251	$292,168	$1,896,935
Unsecured senior notes(1)	2,013,284	87,188	87,188	87,188	87,188	87,188	1,577,344
Unsecured senior exchangeable notes(1)	1,508,642	41,672	41,672	41,672	41,672	885,574	456,380
Unsecured line of credit	—	—	—	—	—	—	—
Ground leases	44,179	2,332	2,275	2,300	2,324	2,350	32,598
Tenant obligations(2)	173,195	83,683	10,456	68,507	9,402	866	281
Construction contracts on development projects	1,151,358	451,025	346,796	266,969	86,568	—	—
Other Obligations(3)	56,724	32,709	2,111	2,111	2,434	2,822	14,537

Total Contractual Obligations	$9,618,493	$1,585,805	$958,774	$839,032	$985,839	$1,270,968	$3,978,075

(1)	Amounts include principal and interest payments.
(2)	Committed tenant-related obligations based on executed leases as of December 31, 2007 (tenant improvements and lease commissions).
(3)	Represents revenue support obligations and master lease obligations related to the sales of 5 Times Square in February 2007 and 280 Park in June 2006 as well as the remaining obligation related to our redemption of partnership interests in Citigroup Center.

We have various standing or renewable service contracts with vendors related to our property management. In addition, we have certain other utility contracts we enter into in the ordinary course of business that may extend beyond one year and that vary based on usage. These contracts are not included as part of our contractual obligations because they include terms that provide for cancellation with insignificant or no cancellation penalties. Contract terms are generally one year or less.

Off-Balance Sheet Arrangements

Joint Ventures

We have investments in eight unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 23.89% to 51%, all of which have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At December 31, 2007, the debt related to these ventures was equal to approximately $565.6 million. The table below summarizes the outstanding debt of these joint venture properties at December 31, 2007:

Properties	Venture Ownership %	GAAP Interest Rate	Principal Amount (in thousands)		Maturity Date
Metropolitan Square	51%	8.23%	$128,726		May 1, 2010
Market Square North	50%	7.74%	87,951		December 19, 2010
Eighth Avenue and 46th Street	50%	8.34%	23,600	(1)	May 8, 2008
Annapolis Junction	50%	6.27%	14,372		September 12, 2010
901 New York Avenue	25%	5.27%	170,000		January 1, 2015
Circle Star	25%	6.57%	42,000	(2)	September 1, 2013
300 Billerica Road	25%	5.69%	7,500	(2)	January 1, 2016
Wisconsin Place	23.89%	6.86%	51,057	(3)	March 11, 2009	(3)
Wisconsin Place	23.89%	4.38%	7,473	(4)	January 1, 2008	(4)
Wisconsin Place Retail	5%	6.62%	32,889	(5)	March 29, 2010	(5)

Total			$565,568

(1)	The financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum.
(2)	This property is owned by the Value-Added Fund.
(3)	Amount represents outstanding construction financing under a $96.5 million loan commitment (of which our share is $23.1 million) at a variable rate equal to LIBOR plus 1.50% per annum with a maturity in March 2009. The mortgage debt requires interest only payments with a balloon payment due at maturity. On March 29, 2007, the entity executed an amendment to its construction loan agreement. The outstanding balance on the construction loan was approximately $53.6 million of the $96.5 million commitment. The amended agreement provides for a reduction in the loan commitment amount to $69.1 million. The reduction relates to the repayment of the retail portion of the outstanding balance totaling approximately $15.9 million and an additional reduction in the borrowing capacity of approximately $11.5 million with a corresponding release of collateral in conjunction with the retail entity obtaining new construction financing. On January 29, 2008, the Wisconsin Place joint venture entity that owns and is developing the office component of the project obtained construction financing totaling approximately $115.0 million collateralized by the office property. The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures on January 29, 2011 with two, one-year extension options.
(4)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted to reflect the fair value of the note using an effective interest rate of 4.38% per annum. This note is non-interest bearing with a stated principal balance of $7.5 million and matures in January 2008. On February 1, 2008 the joint venture repaid this loan.
(5)	Amount represents outstanding construction financing under a $66.0 million loan commitment collateralized by the retail entity of Wisconsin Place. Wisconsin Place is a mixed-use development project consisting of office, retail and residential properties located in Chevy Chase, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.375% per annum and matures on March 29, 2010 with two one-year extension options.

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

Environmental investigations at some of our properties and certain properties owned by our affiliates have identified groundwater contamination migrating from off-site source properties. In each case we engaged a licensed environmental consultant to perform the necessary investigations and assessments, and to prepare any required submittals to the regulatory authorities. In each case the environmental consultant concluded that the properties qualify under the regulatory program or the regulatory practice for a status which eliminates certain deadlines for conducting response actions at a site. We also believe that these properties qualify for liability relief under certain statutory provisions or regulatory practices regarding upgradient releases. Although we believe that the current or former owners of the upgradient source properties may bear responsibility for some or all of the costs of addressing the identified groundwater contamination, we will take necessary further response actions (if any are required). Other than periodic testing at some of these properties, no such additional response actions are anticipated at this time.

Some of our properties and certain properties owned by our affiliates are located in urban, industrial and other previously developed areas where fill or current or historical uses of the areas have caused site contamination. Accordingly, it is sometimes necessary to institute special soil and/or groundwater handling procedures and/or include particular building design features in connection with development, construction and other property operations in order to achieve regulatory closure and/or ensure that contaminated materials are addressed in an appropriate manner. In these situations it is our practice to investigate the nature and extent of detected contamination and estimate the costs of required response actions and special handling procedures. We then use this information as part of our decision-making process with respect to the acquisition and/or development of the property. For example, we own a parcel in Massachusetts, formerly used as a quarry/asphalt batching facility, which we may develop in the future. Pre-purchase testing indicated that the site contains relatively low levels of certain contaminants. We have engaged a specially licensed environmental consultant to monitor environmental conditions at the site and prepare necessary regulatory submittals based on the results of an environmental risk characterization. A submittal has been made to the regulatory authorities in order to achieve regulatory closure at this site. The submittal included an environmental deed restriction that mandates compliance with certain protective measures in a portion of the site where low levels of residual soil contamination have been left in place in accordance with applicable laws.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also removed certain leasing transactions from the scope of SFAS No. 157. We do not expect the adoption of SFAS No. 157 to have a material impact on our cash flows, results of operations, financial position or liquidity.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 141(R) will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 160 will have on our financial position and results of operations.

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

As of December 31, 2007, approximately $5.4 billion of our borrowings bore interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents our aggregate fixed rate debt obligations as of December 31, 2007 with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date. The GAAP weighted average interest rate on the variable rate debt as of December 31, 2007 was 6.11% per annum.

	2008	2009	2010	2011	2012	2013+	Total	Fair Value
	(dollars in thousands)
Secured debt
Fixed Rate	$603,303	$95,599	$134,812	$547,210	$101,850	$1,120,431	$2,603,205	$2,675,583
Average Interest Rate	6.78%	6.38%	7.83%	7.02%	5.62%	5.64%	6.33%
Variable Rate	—	$122,923	—	—	—	—	$122,923	$122,923
Unsecured debt
Fixed Rate	—	—	—	—	—	$1,471,912	$1,471,912	$1,463,747
Average Interest Rate	—	—	—	—	—	5.95%	5.95%
Variable Rate	—	—	—	—	—	—	—	—
Unsecured exchangeable debt
Fixed Rate	—	—	—	—	$844,126	$450,000	$1,294,126	$1,289,625
Average Interest Rate	—	—	—	—	3.46%	3.79%	3.55%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$603,303	$218,522	$134,812	$547,210	$945,976	$3,042,343	$5,492,166	$5,551,878

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

Management’s Report on Internal Control over

Financial Reporting

Management of Boston Properties, Inc. (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of the end of the Company’s 2007 fiscal year, management conducted assessments of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 88, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Boston Properties, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Properties, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing on page 87. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

February 29, 2008

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and par value amounts)

	December 31, 2007	December 31, 2006
ASSETS
Real estate, at cost:	$10,249,895	$9,552,458
Less: accumulated depreciation	(1,531,707)	(1,392,055)

Total real estate	8,718,188	8,160,403
Cash and cash equivalents	1,506,921	725,788
Cash held in escrows	186,839	25,784
Investment in securities	22,584	—
Tenant and other receivables (net of allowance for doubtful accounts of $1,901 and $2,682, respectively)	58,074	57,052
Accrued rental income (net of allowance of $829 and $783, respectively)	300,594	327,337
Deferred charges, net	287,199	274,079
Prepaid expenses and other assets	30,566	40,868
Investments in unconsolidated joint ventures	81,672	83,711

Total assets	$11,192,637	$9,695,022

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage notes payable	$2,726,127	$2,679,462
Unsecured senior notes (net of discount of $3,087 and $3,525, respectively)	1,471,913	1,471,475
Unsecured exchangeable senior notes (net of discount of $18,374 and $0, respectively)	1,294,126	450,000
Unsecured line of credit	—	—
Accounts payable and accrued expenses	145,692	102,934
Dividends and distributions payable	944,870	857,892
Accrued interest payable	54,487	47,441
Other liabilities	232,705	239,084

Total liabilities	6,869,920	5,848,288

Commitments and contingencies	—	—

Minority interests	653,892	623,508

Stockholders’ equity:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 119,581,385 and 117,582,442 issued and 119,502,485 and 117,503,542 outstanding in 2007 and 2006, respectively	1,195	1,175
Additional paid-in capital	3,305,219	3,119,941
Earnings in excess of dividends	394,324	108,155
Treasury common stock at cost, 78,900 shares in 2007 and 2006	(2,722)	(2,722)
Accumulated other comprehensive loss	(29,191)	(3,323)

Total stockholders' equity	3,668,825	3,223,226

Total liabilities and stockholders' equity	$11,192,637	$9,695,022

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands, except for per share amounts)
Revenue
Rental:
Base rent	$1,084,308	$1,092,545	$1,098,444
Recoveries from tenants	184,929	178,491	170,232
Parking and other	64,982	57,080	55,252

Total rental revenue	1,334,219	1,328,116	1,323,928
Hotel revenue	37,811	33,014	29,650
Development and management services	20,553	19,820	17,310
Interest and other	89,706	36,677	11,978

Total revenue	1,482,289	1,417,627	1,382,866

Expenses
Operating
Rental	455,840	437,705	434,353
Hotel	27,765	24,966	22,776
General and administrative	69,882	59,375	55,471
Interest	285,887	298,260	308,091
Depreciation and amortization	286,030	270,562	260,979
Losses from early extinguishments of debt	3,417	32,143	12,896

Total expenses	1,128,821	1,123,011	1,094,566

Income before minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gains on sales of real estate and other assets, discontinued operations and cumulative effect of a change in accounting principle	353,468	294,616	288,300
Minority interests in property partnerships	(84)	2,013	6,017
Income from unconsolidated joint ventures	20,428	24,507	4,829

Income before minority interest in Operating Partnership, gains on sales of real estate and other assets, discontinued operations and cumulative effect of a change in accounting principle	373,812	321,136	299,146
Minority interest in Operating Partnership	(64,916)	(69,999)	(71,498)

Income before gains on sales of real estate and other assets, discontinued operations and cumulative effect of a change in accounting principle	308,896	251,137	227,648
Gains on sales of real estate and other assets, net of minority interest	789,238	606,394	151,884

Income before discontinued operations and cumulative effect of a change in accounting principle	1,098,134	857,531	379,532
Discontinued operations:
Income from discontinued operations, net of minority interest	6,206	16,104	15,327
Gains on sales of real estate from discontinued operations, net of minority interest	220,350	—	47,656

Income before cumulative effect of a change in accounting principle	1,324,690	873,635	442,515
Cumulative effect of a change in accounting principle, net of minority interest	—	—	(4,223)

Net income available to common shareholders	$1,324,690	$873,635	$438,292

Basic earnings per common share:
Income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$9.20	$7.48	$3.41
Discontinued operations, net of minority interest	1.91	0.14	0.57
Cumulative effect of a change in accounting principle, net of minority interest	—	—	(0.04)

Net income available to common shareholders	$11.11	$7.62	$3.94

Weighted average number of common shares outstanding	118,839	114,721	111,274

Diluted earnings per common share:
Income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$9.06	$7.32	$3.35
Discontinued operations, net of minority interest	1.88	0.14	0.55
Cumulative effect of a change in accounting principle, net of minority interest	—	—	(0.04)

Net income available to common shareholders	$10.94	$7.46	$3.86

Weighted average number of common and common equivalent shares outstanding	120,780	117,077	113,559

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Earnings in excess of Dividends	Treasury Stock, at cost	Unearned Compensation	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Stockholders' Equity, December 31, 2004	110,320	$1,103	$2,633,980	$325,452	$(2,722)	$(6,103)	$(15,637)	$2,936,073
Reclassification upon the adoption of SFAS No. 123R	—	—	(6,103)	—	—	6,103	—	—
Conversion of operating partnership units to Common Stock	925	9	59,915	—	—	—	—	59,924
Allocation of minority interest	—	—	8,163	—	—	—	—	8,163
Net income for the year	—	—	—	438,292	—	—	—	438,292
Dividends declared	—	—	—	(581,639)	—	—	—	(581,639)
Shares issued pursuant to stock purchase plan	8	—	424	—	—	—	—	424
Net activity from stock option and incentive plan	1,289	13	49,340	—	—	—	—	49,353
Effective portion of interest rate contracts	—	—	—	—	—	—	6,058	6,058
Amortization of interest rate contracts	—	—	—	—	—	—	698	698

Stockholders' Equity, December 31, 2005	112,542	1,125	2,745,719	182,105	(2,722)	—	(8,881)	2,917,346

Conversion of operating partnership units to Common Stock	3,162	32	287,321	—	—	—	—	287,353
Allocation of minority interest	—	—	20,020	—	—	—	—	20,020
Net income for the year	—	—	—	873,635	—	—	—	873,635
Dividends declared	—	—	—	(947,585)	—	—	—	(947,585)
Shares issued pursuant to stock purchase plan	8	—	526	—	—	—	—	526
Net activity from stock option and incentive plan	1,791	18	66,355	—	—	—	—	66,373
Effective portion of interest rate contracts	—	—	—	—	—	—	4,860	4,860
Amortization of interest rate contracts	—	—	—	—	—	—	698	698

Stockholders' Equity, December 31, 2006	117,503	1,175	3,119,941	108,155	(2,722)	—	(3,323)	3,223,226

Conversion of operating partnership units to Common Stock	1,342	13	143,297	—	—	—	—	143,310
Allocation of minority interest	—	—	15,844	—	—	—	—	15,844
Net income for the year	—	—	—	1,324,690	—	—	—	1,324,690
Dividends declared	—	—	—	(1,038,521)	—	—	—	(1,038,521)
Net activity from stock purchase plan	6	—	1,241	—	—	—	—	1,241
Net activity from stock option and incentive plan	651	7	24,896	—	—	—	—	24,903
Effective portion of interest rate contracts	—	—	—	—	—	—	(25,656)	(25,656)
Amortization of interest rate contracts	—	—	—	—	—	—	(212)	(212)

Stockholders' Equity, December 31, 2007	119,502	$1,195	$3,305,219	$394,324	$(2,722)	$—	$(29,191)	$3,668,825

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

	For the year ended December 31,
	2007	2006	2005
	(in thousands)
Net income available to common shareholders	$1,324,690	$873,635	$438,292
Other comprehensive income (loss):
Effective portion of interest rate contracts	(25,656)	4,860	6,058
Amortization of interest rate contracts	(212)	698	698

Other comprehensive income (loss)	(25,868)	5,558	6,756

Comprehensive income	$1,298,822	$879,193	$445,048

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income available to common shareholders	$1,324,690	$873,635	$438,292
Adjustments to reconcile net income available to common shareholders to net cash provided by operating activities:
Depreciation and amortization	288,978	276,759	267,641
Non-cash portion of interest expense	9,397	7,111	5,370
Non-cash compensation expense	12,358	8,578	7,389
Minority interest in property partnerships	84	(2,013)	(6,017)
Distributions (earnings) in excess of earnings (distributions) from unconsolidated joint ventures	(13,271)	(16,302)	2,350
Minority interest in Operating Partnership	245,700	186,408	113,738
Gains on sales of real estate and other assets	(1,189,304)	(719,826)	(239,624)
Losses from early extinguishments of debt	838	31,877	2,042
Loss from investment in unconsolidated joint venture	—	—	342
Cumulative effect of a change in accounting principle	—	—	5,043
Change in assets and liabilities:
Cash held in escrows	(2,564)	(166)	(3,828)
Tenant and other receivables, net	(1,341)	(7,051)	(31,378)
Accrued rental income, net	(38,303)	(53,989)	(64,742)
Prepaid expenses and other assets	10,686	4,319	2,011
Accounts payable and accrued expenses	3,833	(2,502)	4,148
Accrued interest payable	7,046	(470)	(2,759)
Other liabilities	5,318	(9,735)	9,305
Tenant leasing costs	(34,767)	(48,654)	(37,074)

Total adjustments	(695,312)	(345,656)	33,957

Net cash provided by operating activities	629,378	527,979	472,249

Cash flows from investing activities:
Acquisitions/additions to real estate	(1,132,594)	(642,024)	(394,757)
Investments in securities	(22,584)	(282,764)	(37,500)
Proceeds from sale of securities	—	—	37,500
Net investments in unconsolidated joint ventures	(7,790)	23,566	2,313
Cash recorded upon consolidation	3,232	—	—
Net proceeds from the sale/financing of real estate placed in escrow	(161,321)	(872,063)	—
Net proceeds from the sale of real estate released from escrow	—	872,063	—
Net proceeds from the sales of real estate and other assets	1,897,988	1,130,978	749,049

Net cash provided by investing activities	576,931	229,756	356,605

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from financing activities:
Borrowings on unsecured line of credit	260,000	195,000	68,000
Repayments of unsecured line of credit	(260,000)	(253,000)	(10,000)
Repayments of mortgage notes payable	(1,196,618)	(408,139)	(1,088,690)
Proceeds from mortgage notes payable	1,097,369	41,887	844,751
Proceeds from unsecured exchangeable senior notes	840,363	450,000	—
Proceeds from real estate financing transactions	1,610	21,195	48,972
Payments on real estate financing transactions	(10,610)	(5,987)	—
Dividends and distributions	(1,143,470)	(391,613)	(702,989)
Proceeds from equity transactions	23,479	63,418	45,020
Redemption of OP Units	—	—	(1,846)
Contributions from minority interest holders	4,304	11,404	—
Distributions to minority interest holders	—	—	(5,426)
Redemption of minority interest	(35,625)	(14,891)	—
Deferred financing costs	(5,978)	(2,717)	(4,494)

Net cash used in financing activities	(425,176)	(293,443)	(806,702)

Net increase in cash and cash equivalents	781,133	464,292	22,152
Cash and cash equivalents, beginning of period	725,788	261,496	239,344

Cash and cash equivalents, end of period	$1,506,921	$725,788	$261,496

Supplemental disclosures:
Cash paid for interest	$300,490	$297,540	$311,198

Interest capitalized	$31,046	$5,921	$5,718

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$3,827	$4,419	$10,223

Mortgage notes payable assumed in connection with the acquisition of real estate	$65,224	$—	$—

Real estate recorded upon consolidation	$120,213	$—	$—

Mortgage notes payable recorded upon consolidation	$79,064	$—	$—

Minority interest recorded upon consolidation	$19,588	$—	$—

Dividends and distributions declared but not paid	$944,870	$857,892	$107,643

Conversions of Minority Interests to Stockholders' Equity	$30,590	$87,347	$22,653

Basis adjustment in connection with conversions of Minority Interests to Stockholders' Equity	$112,721	$200,003	$37,271

Marketable securities transferred in connection with the legal defeasance of mortgage note payable	$—	$282,764	$—

Mortgage note payable legally defeased	$—	$254,385	$—

Financing incurred in connection with the acquisition of real estate	$—	$45,559	$—

Issuance of restricted securities to employees and directors	$17,658	$11,279	$11,680

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

Organization

Boston Properties, Inc. (the “Company”), a Delaware corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the sole general partner of Boston Properties Limited Partnership (the “Operating Partnership”) and at December 31, 2007 owned an approximate 84.2% (83.3% at December 31, 2006) general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”).

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

At December 31, 2007, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be converted into OP Units at the election of the holder thereof or the Operating Partnership in accordance with the amendment to the partnership agreement (See Note 11).

All references to the Company refer to Boston Properties, Inc. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

Properties

At December 31, 2007, the Company owned or had interests in a portfolio of 139 commercial real estate properties (131 properties at December 31, 2006) (the “Properties”) aggregating approximately 43.8 million net rentable square feet (approximately 43.4 million net rentable square feet at December 31, 2006), including 13 properties under construction totaling approximately 3.9 million net rentable square feet, and structured parking for approximately 32,054 vehicles containing approximately 9.9 million square feet. At December 31, 2007, the Properties consist of:

•	135 office properties, including 115 Class A office properties (including 13 properties under construction) and 20 Office/Technical properties;

•	one hotel; and

•	three retail properties.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company owns or controls undeveloped land parcels totaling approximately 605.2 acres. In addition, at December 31, 2007, the Company had a 25% interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At December 31, 2007, the Value-Added Fund had investments in an office property in Chelmsford, Massachusetts and an office complex in San Carlos, California.

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company’s capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Projects.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction. Interest costs capitalized for the years ended December 31, 2007, 2006 and 2005 were $31.0 million, $5.9 million and $5.7 million, respectively. Salaries and related costs capitalized for the years ended December 31, 2007, 2006 and 2005 were $6.9 million, $4.2 million and $3.9 million, respectively.

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

Certain of the Company’s real estate assets contain asbestos. Although the asbestos is appropriately encapsulated, in accordance with current environmental regulations, the Company’s practice is to remediate the asbestos upon the renovation or redevelopment of its properties. In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The legal obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon the acquisition, construction, or development and/or through the normal operation of an asset. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 became effective and was adopted by the Company on December 31, 2005. Upon adoption, the Company recognized the cumulative effect of adopting FIN 47, totaling approximately $4.2 million, which amount is included in “Cumulative Effect of A Change in Accounting Principle, Net of Minority Interest” on the Company’s Consolidated Statements of Operations for the year ended December 31, 2005

The Company computes depreciation and amortization on properties using the straight-line method based on estimated useful asset lives. In accordance with SFAS No. 141, the Company allocates the acquisition cost of real estate to land, building, tenant improvements, acquired “above-” and “below-market” leases, origination costs and acquired in-place leases based on an assessment of their fair value and depreciates or amortizes these assets

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(or liabilities) over their useful lives. The amortization of acquired “above-” and “below-market” leases and acquired in-place leases is recorded as an adjustment to revenue and depreciation and amortization, respectively, in the Consolidated Statements of Operations.

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

Investment in Securities

The Company accounts for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. At December 31, 2007, investment in securities is comprised of an investment in an unregistered money market fund. The investment was previously included in Cash and Cash Equivalents. In December 2007, the fund suspended cash redemptions by investors; investors may elect in-kind redemptions of the underlying securities or maintain their investment in the fund and receive distributions as the underlying securities mature or are liquidated by the fund sponsor. As a result, the Company expects to retain this investment for a longer term than originally intended, and the valuation of the Company’s investment is subject to changes in market conditions. Because interests in this fund are now valued at less than their $1.00 par value, the Company has recognized a loss of approximately $0.3 million on its investment during the fourth quarter of 2007.

Tenant and other receivables

Tenant and other accounts receivable, other than accrued rents receivable, are expected to be collected within one year.

Deferred Charges

Deferred charges include leasing costs and financing fees. Leasing costs include an allocation for acquired intangible in-place lease values and direct and incremental fees and costs incurred in the successful negotiation of leases, including brokerage, legal, internal leasing employee salaries and other costs which have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Internal leasing salaries and related costs capitalized for the years ended December 31, 2007, 2006 and 2005 were $4.1 million, $2.8

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million and $2.0 million, respectively. External fees and costs incurred to obtain long-term financing have been deferred and are being amortized over the terms of the respective loans on a basis that approximates the effective interest method and are included with interest expense. Unamortized financing and leasing costs are charged to expense upon the early repayment or significant modification of the financing or upon the early termination of the lease, respectively. Fully amortized deferred charges are removed from the books upon the expiration of the lease or maturity of the debt.

Investments in Unconsolidated Joint Ventures

Except for ownership interests in variable interest entities for which the Company is the primary beneficiary, the Company accounts for its investments in joint ventures under the equity method of accounting because it exercises significant influence over, but does not control, these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the life of the related asset. Under the equity method of accounting, the net equity investment of the Company is reflected within the Consolidated Balance Sheets, and the Company’s share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses, however, the Company’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. For ownership interests in variable interest entities, the Company consolidates those in which it is the primary beneficiary. The Company’s investments in unconsolidated joint ventures are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of the investments may not be recoverable. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. The Company will record an impairment charge if it determines that a decline in the value of an unconsolidated joint venture is other than temporary.

To the extent that the Company contributes assets to a joint venture, the Company’s investment in the joint venture is recorded at the Company’s cost basis in the assets that were contributed to the joint venture. To the extent that the Company’s cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in the Company’s share of equity in net income of the joint venture. In accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures,” the Company will recognize gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

Equity Offering Costs

Underwriting commissions and offering costs have been reflected as a reduction of additional paid-in capital.

Treasury Stock

The Company’s share repurchases are reflected as treasury stock utilizing the cost method of accounting and are presented as a reduction to consolidated stockholders’ equity. The Company did not repurchase any of its shares during the years ended December 31, 2007 and 2006.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends

Earnings and profits, which determine the taxability of dividends to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of gains on the sale of real property, revenue and expense recognition, compensation expense, and in the estimated useful lives used to compute depreciation.

The tax treatment of common dividends per share for federal income tax purposes is as follows:

	For the year ended December 31,
	2007			2006			2005
	Per Share		%	Per Share		%	Per Share		%
Ordinary income	$2.03		26.15%	$1.19		17.43%	$1.80		34.90%
Capital gain income	5.75		73.85%	5.65		82.57%	2.10		40.75%
Return of capital	—		—	—		—	1.26		24.35%

Total	$7.78	(1)	100.00%	$6.84	(2)	100.00%	$5.16	(3)	100.00%

(1)	Includes the special dividend of $5.98 per common share paid on January 30, 2008 of which approximately $3.10 per common share is allocable to 2007 and approximately $2.88 is allocable to 2008.
(2)	Includes the special dividend of $5.40 per common share paid on January 30, 2007 of which approximately $3.44 per common share is allocable to 2006 and approximately $1.96 is allocable to 2007.
(3)	Includes the special dividend of $2.50 per common share paid on October 31, 2005.

Revenue Recognition

Base rental revenue is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenue by approximately $39.1 million, $53.7 million and $66.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, as the revenue recorded exceeded amounts billed. In accordance with SFAS No. 141, the Company recognizes rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the terms of the respective leases. Accrued rental income, as reported on the Consolidated Balance Sheets, represents rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements. The Company maintains an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. The Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectibility differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The credit risk is mitigated by the high quality of the Company’s existing tenant base, reviews of prospective tenant’s risk profiles prior to lease execution and continual monitoring of the Company’s portfolio to identify potential problem tenants.

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, marketable securities, escrows, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments.

For purposes of disclosure, the Company calculates the fair value of mortgage notes payable and unsecured senior notes. The Company discounts the spread between the future contractual interest payments and future interest payments on mortgage debt and unsecured notes based on a current market rate. In determining the current market rate, the Company adds its estimation of a market spread to the quoted yields on federal government treasury securities with similar maturity dates to its debt. Because the Company’s valuations of its financial instruments are based on these types of estimates, the fair value of its financial instruments may change if the Company’s estimates do not prove to be accurate. The fair value of the Company’s long-term indebtedness exceeds the aggregate carrying value by approximately $59.7 million at December 31, 2007.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2002, the Company formed a taxable REIT subsidiary, IXP, Inc. (IXP) which acts as a captive insurance company and is one of the elements of its overall insurance program. On September 27, 2006, IXP, Inc. was merged into IXP, LLC, a wholly owned subsidiary, and all insurance policies issued by IXP, Inc. were cancelled and reissued by IXP, LLC. The accounts of IXP are consolidated within the Company. IXP, Inc. was a captive TRS that was subject to tax at the federal and state level. Accordingly, the Company has recorded a tax provision in the Company’s Consolidated Statements of Operations for the years ended December 31, 2006 and 2005.

Effective July 1, 2002, the Company restructured the leases with respect to its ownership of its hotel properties by forming a taxable REIT subsidiary. The hotel taxable REIT subsidiary, a wholly owned subsidiary of the Operating Partnership, is the lessee pursuant to leases for each of the hotel properties. As lessor, the Operating Partnership is entitled to a percentage of gross receipts from the hotel properties. Marriott International, Inc. continues to manage the hotel properties under the Marriott name and under terms of the existing management agreements. In connection with the restructuring, the revenue and expenses of the hotel properties are being reflected in the Company’s Consolidated Statements of Operations. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, the Company has recorded a tax provision in the Company’s Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.

The net difference between the tax basis and the reported amounts of the Company’s assets and liabilities is approximately $756 million and $674 million as of December 31, 2007 and 2006, respectively.

Certain entities included in the Company’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.

The following reconciles GAAP net income to taxable income:

	For the year ended December 31,
	2007	2006	2005
	(in thousands)
Net income available to common shareholders	$1,324,690	$873,635	$438,292
Straight-line rent adjustments	(36,988)	(48,563)	(54,902)
Book/Tax differences from depreciation and amortization	41,783	65,213	60,488
Book/Tax differences on gains/losses from capital transactions	(282,521)	67,316	36,319
Book/Tax differences from stock-based compensation	(44,277)	(100,292)	(35,611)
Deemed dividend to convertible debt holders	(59,841)	(22,349)	—
Other book/tax differences, net	(18,785)	(37,860)	1,813

Taxable income	$924,061	$797,100	$446,399

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based employee compensation plans

At December 31, 2007, the Company has a stock-based employee compensation plan. Effective January 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” using the modified prospective application method for stock compensation awards. In addition, effective January 1, 2005, the Company adopted early SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment,” which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.

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

3. Real Estate

Real estate consisted of the following at December 31 (in thousands):

	2007	2006
Land	$1,846,522	$1,740,466
Land held for future development	249,999	183,403
Real estate held for sale, net	221,606	433,492
Buildings and improvements	6,440,088	6,346,595
Tenant improvements	770,444	707,909
Furniture, fixtures and equipment	20,474	24,964
Development in process	700,762	115,629

Total	10,249,895	9,552,458
Less: Accumulated depreciation	(1,531,707)	(1,392,055)

	$8,718,188	$8,160,403

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

In January and February 2007, the Company acquired parcels of land located at 250 West 55th Street in New York City, through a majority-owned venture, for an aggregate purchase price of approximately $228.8 million. The acquisitions were financed with a $160.0 million mortgage loan, which bore interest at a variable

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rate equal to LIBOR plus 0.40% per annum and was scheduled to mature in January 2009, and member capital contributions. The loan was collateralized by mortgages totaling approximately $13.6 million. On February 26, 2007, the Company entered into an agreement to redeem the outside members’ equity interest in the limited liability company that owns 250 West 55th Street for an aggregate redemption price of approximately $23.4 million (See Note 11). On May 9, 2007, the Company used available cash to repay the mortgage loan.

On January 29, 2007, the Company acquired 103 Fourth Avenue, an approximately 62,000 net rentable square foot office/technical property located in Waltham, Massachusetts, for a purchase price of approximately $14.3 million. The acquisition was financed with available cash.

On March 30, 2007, the Company acquired Kingstowne Towne Center, a mixed-use property located in Alexandria, Virginia, at a purchase price of approximately $134.0 million. This property is comprised of two Class A office properties totaling approximately 307,000 net rentable square feet and a retail/movie theater complex totaling approximately 88,000 net rentable square feet. The acquisition was financed with the assumption of mortgage indebtedness totaling $65.3 million (See Note 6) and available cash.

On March 30, 2007, the Company acquired Russia Wharf, a land parcel located in Boston, Massachusetts, for a purchase price of approximately $105.5 million. The acquisition was financed with available cash.

On July 24, 2007, the Company acquired 701 Carnegie Center, a land parcel located in Princeton, New Jersey for a purchase price of approximately $3.1 million with the title transferring pending subdivision approval. The purchase price was financed with available cash. The Company entered into a lease agreement on June 11, 2007 with The Trustees of Princeton University for a build-to-suit project on the site with approximately 120,000 net rentable square feet of Class A office space.

On November 27, 2007, the Company acquired Mountain View Research Park for $183.0 million and Mountain View Technology Park for $40.0 million. The Research Park properties are comprised of sixteen Class A office and office/technical properties aggregating approximately 601,000 net rentable square feet located in Mountain View, California. The Technology Park properties are comprised of seven office/technical properties aggregating approximately 135,000 net rentable square feet located in Mountain View, California. The acquisition was financed with available cash. On January 7, 2008, the Company transferred the properties to its Value-Added Fund for an aggregate of approximately $223.2 million (See Note 22). Due to the Company’s continuing involvement through its ownership interest in the Value-Added Fund, these properties have not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 19). At December 31, 2007, the Company had categorized Mountain View Research Park and Mountain View Technology Park as “Held for Sale” in its Consolidated Balance Sheets (See Note 19).

On December 13, 2007, the Company acquired North First Business Park located in San Jose, California, at a purchase price of approximately $71.5 million. This property is comprised of five office properties aggregating approximately 191,000 net rentable square feet and three vacant properties all located on approximately 24 acres of land. The acquisition was financed with available cash.

Development

During the year ended December 31, 2007, the Company commenced the following development projects:

•

the Offices at Wisconsin Place, a Class A office project with approximately 290,000 net rentable square feet located in Chevy Chase, Maryland (through a joint venture in which the Company owns a 66.7% interest);

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	701 Carnegie Center, a Class A office project with approximately 120,000 net rentable square feet located in Princeton, New Jersey;

•	South of Market Phase II, a Class A office project with approximately 225,000 net rentable square feet located in Reston, Virginia;

•	250 West 55th Street, a Class A office project with approximately 1,000,000 net rentable square feet located in New York City; and

•

Russia Wharf, a mixed-use project with approximately 580,000 net rentable square feet of Class A office space and approximately 235,000 square feet of residential space for rent or for sale located in Boston, Massachusetts.

Dispositions

On February 15, 2007, the Company sold the long-term leasehold interest in 5 Times Square in New York City and related credits, for approximately $1.28 billion in cash. 5 Times Square is a fully-leased Class A office tower that contains approximately 1,101,779 net rentable square feet. Net cash proceeds totaled approximately $1.23 billion, resulting in a gain on sale of approximately $605.4 million (net of minority interest share of approximately $108.1 million). In conjunction with the sale, the Company agreed to provide to the buyer monthly revenue support from the closing date until December 31, 2008. The aggregate amount of the revenue support payments was approximately $1.6 million and has been recorded as a purchase price adjustment and included in Other Liabilities within the Company’s Consolidated Balance Sheets. As of December 31, 2007, the remaining revenue support obligation totaled approximately $0.1 million. As part of the transaction, the buyer has agreed to engage the Company as the property manager for 5 Times Square for a five-year term. Either party will have the right to terminate this relationship at any time after four years upon giving the other party six months advance notice. If not terminated, the agreement will automatically renew for successive one-year terms unless terminated by either party upon ninety (90) days advance notice. The Company will recognize management fees on a fair value basis over the term of the agreement. As a result, the recognized gain on sale of the property has been reduced by approximately $4.7 million, representing the difference between the management fees to be received by the Company and the fair value of the management fees. Such amount has been deferred and recorded in Other Liabilities in the Company’s Consolidated Balance Sheets and will be recognized as management services revenue over the term of the management agreement. Due to the Company’s continuing involvement through an agreement with the buyer to manage the property for a fee after the sale and the financial obligations discussed above, this property has not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 19).

On March 23, 2007, the Company sold the Long Wharf Marriott, a 402-room hotel located in Boston, Massachusetts, for approximately $231.0 million. Net cash proceeds totaled approximately $225.6 million, resulting in a gain on sale of approximately $162.4 million (net of minority interest share of approximately $28.5 million). This property has been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 19).

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On November 20, 2007, the Company sold its Orbital Sciences Campus and Broad Run Business Park, Building E properties located in Loudon County, Virginia, for approximately $126.7 million. The Orbital Sciences Campus and Broad Run Business Park, Building E properties are comprised of three Class A office properties aggregating approximately 337,000 net rentable square feet and an office/technical property totaling approximately 127,000 net rentable square feet, respectively. Net cash proceeds totaled approximately $125.4 million, resulting in a gain on sale of approximately $46.5 million (net of minority interest share of approximately $8.5 million). These properties have been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 19).

During the year ended December 31, 2007, the Company signed a new qualifying lease for approximately 22,000 net rentable square feet of its remaining 47,659 net rentable square foot master lease obligation related to the 2006 sale of 280 Park Avenue resulting in the recognition of approximately $15.4 million (net of minority interest share of approximately $2.6 million) as additional gain on sale of real estate. The Company had deferred approximately $67.3 million of the gain on sale of 280 Park Avenue, which amount represented the maximum obligation under the master lease. As of December 31, 2007, the remaining master lease obligation totaled approximately $26.1 million.

4.	Deferred Charges

Deferred charges consisted of the following at December 31, (in thousands):

	2007	2006
Leasing costs	$375,004	$355,290
Financing costs	55,580	69,608

	430,584	424,898
Less: Accumulated amortization	(143,385)	(150,819)

	$287,199	$274,079

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consists of the following at December 31, 2007:

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 1, 2007, a joint venture in which the Company has a 50% interest, partially placed in-service 505 9th Street, a 325,000 net rentable square foot Class A office property located in Washington, D.C. Effective October 1, 2007, the Company has consolidated the accounts of this joint venture due to its control over the operations of the property. On October 17, 2007, the construction financing on the property was converted to a ten-year fixed rate loan. The construction financing was comprised of (1) a $60.0 million loan commitment, which bore interest at a fixed rate of 5.73% per annum, with an outstanding balance of approximately $50.5 million, and (2) a $35.0 million loan commitment, which bore interest at a variable rate equal to LIBOR plus 1.25% per annum, with an outstanding balance of approximately $29.0 million. The new mortgage financing totaling $130.0 million bears interest at a fixed interest rate of 5.73% per annum and matures on November 1, 2017. Approximately $43.3 million of the excess loan proceeds have been placed in escrow with the lender until the completion of construction.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined summarized financial information of the unconsolidated joint ventures is as follows (in thousands):

	December 31,
Balance Sheets	2007	2006
Real estate and development in process, net	$700,646	$760,139
Other assets	109,318	87,759

Total assets	$809,964	$847,898

Mortgage and Notes payable (1)	$565,568	$630,254
Other liabilities	39,290	36,991
Members’/Partners’ equity	205,106	180,653

Total liabilities and members’/partners’ equity	$809,964	$847,898

Company’s share of equity	$79,074	$81,053
Basis differential (2)	2,598	2,658

Carrying value of the Company’s investments in unconsolidated joint ventures	$81,672	$83,711

(1)	The Company and its third-party joint venture partners in the Wisconsin Place Entities have guaranteed the seller financing totaling $7.5 million related to the acquisition of the land by the Land and Infrastructure Entity. The fair value of the Company’s stand-ready obligations related to the issuance of these guarantees is immaterial.
(2)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. Basis differentials occur primarily upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

Statements of Operations	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Total revenue	$95,064	$103,050	$96,189
Expenses
Operating	35,546	33,595	31,354
Interest	31,883	34,899	32,469
Depreciation and amortization	21,386	23,959	22,354
Loss from early extinguishment of debt	146	205	—

Total expenses	88,961	92,658	86,177

Income before gain on sale of real estate	6,103	10,392	10,012
Gain on sale of real estate	32,777	51,384	—

Net income	$38,880	$61,776	$10,012

Company’s share of net income	$20,428	$24,507	$4,829

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Mortgage Notes Payable

The Company had outstanding mortgage notes payable totaling approximately $2.7 billion as of December 31, 2007 and 2006, each collateralized by one or more buildings and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through August 1, 2021.

Fixed rate mortgage notes payable totaled approximately $2.6 billion and $2.0 billion at December 31, 2007 and 2006, respectively, with contractual interest rates ranging from 5.55% to 8.54% per annum (averaging 6.55% and 7.08% at December 31, 2007 and 2006, respectively).

Variable rate mortgage notes payable (including construction loans payable) totaled approximately $122.9 million and $711.5 million at December 31, 2007 and 2006, respectively, with an interest rate of 1.25% above the London Interbank Offered Rate (“LIBOR”) in 2007 and ranging from 0.25% to 1.25% above LIBOR in 2006. As of December 31, 2007 and 2006, the LIBOR rate was 4.60% and 5.32%, respectively.

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

On February 12, 2007, the Company refinanced its mortgage loan collateralized by 599 Lexington Avenue located in New York City. The new mortgage financing totaling $750.0 million bears interest at a fixed interest rate of 5.57% per annum and matures on March 1, 2017. On December 19, 2006, the Company had terminated its forward-starting interest rate swap contracts (discussed below) and received approximately $10.9 million, which amount will reduce the Company’s interest expense over the ten-year term of the financing, resulting in an effective interest rate of 5.38% per annum for the financing. The net proceeds of the new loan were used to refinance the $225.0 million mortgage loan on 599 Lexington Avenue and the $475.0 million mortgage loan on Times Square Tower. In connection with the refinancing, the lien of the Times Square Tower mortgage was spread to 599 Lexington Avenue and released from Times Square Tower so that Times Square Tower is no longer encumbered by any mortgage debt. The Times Square Tower mortgage loan bore interest at a variable rate equal to LIBOR plus 0.50% per annum and was scheduled to mature on July 9, 2008. There was no prepayment penalty associated with the repayment. The Company recognized a loss from early extinguishment of debt totaling approximately $0.7 million consisting of the write-off of unamortized deferred financing costs.

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 17, 2007, the consolidated joint venture entity that owns 505 9th Street, in which the Company has a 50% interest, converted the construction financing on the property to a ten-year fixed rate loan. The construction financing was comprised of (1) a $60.0 million loan commitment, which bore interest at a fixed rate of 5.73% per annum, with an outstanding balance of approximately $50.5 million, and (2) a $35.0 million loan commitment, which bore interest at a variable rate equal to LIBOR plus 1.25% per annum, with an outstanding balance of approximately $29.0 million. The new mortgage financing totaling $130.0 million bears interest at a fixed interest rate of 5.73% per annum and matures on November 1, 2017. Approximately $43.3 million of the excess loan proceeds have been placed in escrow with the lender until the completion of construction. At December 31, 2007, the escrow account balance was $40.3 million.

On July 27, 2007, the Company commenced an interest rate hedging program for its expected financing activity in 2008. The Company has since entered into 11 treasury locks based on a weighted-average 10-year treasury rate of 4.68% per annum on notional amounts aggregating $375.0 million. Nine of the treasury locks with notional amounts aggregating $325.0 million mature on April 1, 2008. The remaining two treasury locks with notional amounts aggregating $50.0 million mature on July 31, 2008. In addition, the Company has entered into five forward-starting interest rate swap contracts to lock the 10-year LIBOR swap rate on notional amounts aggregating $150.0 million at a weighted-average forward-starting 10-year swap rate of 5.19% per annum. The 10-year treasury rate is a component of the 10-year swap rate and the swap contracts effectively fixed the 10-year treasury rate at a weighted-average interest rate of 4.51% per annum. The swap contracts go into effect on July 31, 2008 and expire on July 31, 2018. The contracts have effectively fixed the 10-year treasury rate at a weighted average interest rate of 4.63% per annum on notional amounts aggregating $525.0 million. The Company entered into the treasury locks and interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the hedged rate in contemplation of obtaining ten-year fixed-rate financings in 2008. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments. The Company has formally documented all of its relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. All components of the treasury locks and forward-starting interest rate swap contracts were included in the assessment of hedge effectiveness. On September 27, 2007, the Company entered into an interest rate swap to fix the one-month

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LIBOR index rate at 4.57% per annum on a notional amount of $96.7 million. The interest rate swap went into effect on October 22, 2007 and expires on October 29, 2008. The Company has recorded the changes in fair value of the treasury lock and swap contracts related to the effective portion totaling approximately $25.7 million in Other Liabilities and Accumulated Other Comprehensive Loss within the Company’s Consolidated Balance Sheets. The Company expects that within the next twelve months it will reclassify into earnings as an increase in interest expense approximately $2.1 million of the amounts recorded within Accumulated Other Comprehensive Loss relating to the treasury locks and forward-starting interest rate swap contracts.

During 2005, the Company had entered into forward-starting interest rate swap contracts to lock the 10-year treasury rate and 10-year swap spread in contemplation of obtaining long-term fixed-rate financing to refinance existing debt that is expiring or freely prepayable prior to February 2007. Based on swap spreads at each trade date, the swaps fixed the 10-year treasury rate for a financing in February 2007 at a weighted average of 4.34% per annum on notional amounts aggregating $500.0 million. The swaps were to go into effect in February 2007 and expire in February 2017. The Company entered into the interest rate swap contracts designated and qualifying as a cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the Treasury rate in contemplation of obtaining ten-year fixed-rate financing in early 2007. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments. The Company has formally documented all of its relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. All components of the forward-starting interest rate swap contracts were included in the assessment of hedge effectiveness. On December 19, 2006, the Company entered into an interest rate lock agreement with a lender for a fixed interest rate of 5.57% per annum on a ten-year mortgage financing totaling $750.0 million to be collateralized by the Company’s 599 Lexington Avenue property in New York City. On February 12, 2007, the Company closed on the mortgage financing (discussed above). In conjunction with the interest rate lock agreement, the Company terminated its forward-starting interest rate swap contracts and received approximately $10.9 million, which amount will reduce the Company’s interest expense over the ten-year term of the financing, resulting in an effective interest rate of 5.38% per annum. The Company has recorded the changes in fair value of the swap contracts related to the effective portion of the interest rate contracts totaling approximately $10.9 million in Accumulated Other Comprehensive Income (Loss) within the Company’s Consolidated Balance Sheets. The Company expects that within the next twelve months it will reclassify into earnings as a reduction to interest expense approximately $1.1 million of the amounts recorded within Accumulated Other Comprehensive Income (Loss) relating to the forward-starting interest rate swap contracts.

Seven mortgage loans totaling approximately $357.6 million at December 31, 2007 and five mortgage loans totaling approximately $300.7 million at December 31, 2006 have been accounted for at their fair values on the date the mortgage loans were assumed. The impact of recording the mortgage loans at fair value resulted in a decrease to interest expense of $4.2 million, $3.7 million and $3.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The cumulative liability related to the fair value adjustments was $17.6 million and $20.1 million at December 31, 2007 and 2006, respectively, and is included in mortgage notes payable.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Combined aggregate principal payments of mortgage notes payable at December 31, 2007 are as follows:

(in thousands)
2008	$598,606
2009	214,345
2010	130,807
2011	544,688
2012	100,393
Thereafter	1,119,725

7.	Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of December 31, 2007 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.296%	$750,000	01/15/13
10 Year Unsecured Senior Notes	6.250%	6.280%	175,000	01/15/13
12 Year Unsecured Senior Notes	5.625%	5.636%	300,000	04/15/15
12 Year Unsecured Senior Notes	5.000%	5.075%	250,000	06/01/15

Total principal			1,475,000
Net discount			(3,087)

Total			$1,471,913

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2007 and 2006, the Company was in compliance with each of these financial restrictions and requirements.

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

Upon the occurrence of specified events, holders of the notes may exchange their notes prior to the close of business on the scheduled trading day immediately preceding May 18, 2013 into cash and, at the Operating Partnership’s option, shares of the Company’s common stock at an exchange rate of 10.0066 shares per $1,000 principal amount of notes (or an exchange price of approximately $99.93 per share of common stock). The initial

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange rate of 8.9461 shares per $1,000 principal amount of notes and the initial exchange price of approximately $111.78 per share of the Company’s common stock were adjusted to an exchange rate of 9.3900 shares per $1,000 principal amount of notes and an exchange price of approximately $106.50 per share of common stock effective as of December 29, 2006 in connection with the special dividend declared on December 15, 2006. The exchange rate and exchange price were further adjusted to the current exchange rate of 10.0066 shares per $1,000 principal amount of notes and the current exchange price of approximately $99.93 per share of common stock effective as of December 31, 2007 in connection with the special dividend declared on December 17, 2007. On and after May 18, 2013, the notes will be exchangeable at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date at the option of the holder at the applicable exchange rate. The exchange rate is subject to adjustment in certain circumstances.

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

Upon the occurrence of specified events, holders of the notes may exchange their notes prior to the close of business on the scheduled trading day immediately preceding February 20, 2012 into cash and, at the Operating Partnership’s option, shares of the Company’s common stock at an exchange rate of 7.0430 shares per $1,000 principal amount of notes (or an exchange price of approximately $141.98 per share of the Company’s common stock). The initial exchange rate of 6.6090 shares per $1,000 principal amount of notes and the initial exchange price of approximately $151.31 per share of the Company’s common stock were adjusted to the current exchange rate and exchange price effective as of December 31, 2007 in connection with the special dividend declared on

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 17, 2007. On and after February 20, 2012, the notes will be exchangeable at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date at the option of the holder at the applicable exchange rate. The exchange rate is subject to adjustment in certain circumstances.

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

9. Unsecured Line of Credit

On August 3, 2006, the Company modified its $605.0 million unsecured revolving credit facility (the “Unsecured Line of Credit”) by extending the maturity date from October 30, 2007 to August 3, 2010, with a provision for a one-year extension at the option of the Company, subject to certain conditions, and by reducing the per annum variable interest rate on outstanding balances from Eurodollar plus 0.65% to Eurodollar plus 0.55% per annum. The Unsecured Line of Credit is a recourse obligation of the Company’s Operating Partnership. Under the Unsecured Line of Credit, a facility fee equal to 15 basis points per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in the Operating Partnership’s unsecured debt ratings. Effective March 22, 2007, the per annum variable interest rate was reduced to Eurodollar plus 0.475% and the facility fee was reduced to 12.5 basis points per annum as a result of an increase in the Operating Partnership’s unsecured debt rating. The Unsecured Line of Credit involves a syndicate of lenders. The Unsecured Line of Credit contains a competitive bid option that allows banks that are

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

part of the lender consortium to bid to make loan advances to the Company at a negotiated LIBOR-based rate. The Company had an outstanding balance on the Unsecured Line of Credit of $225.0 million at December 31, 2006, which was collateralized by the Company’s 599 Lexington Avenue property and therefore was included in Mortgage Notes Payable in the Company’s Consolidated Balance Sheets. On February 12, 2007, the Company repaid the $225.0 million draw that was collateralized by the Company’s 599 Lexington Avenue. As of December 31, 2007, there were no outstanding borrowings under the Unsecured Line of Credit. The weighted-average balance outstanding was approximately $30.1 million and $240.4 million (including the $225.0 million collateralized by 599 Lexington Avenue) during the year ended December 31, 2007 and 2006, respectively. The weighted-average interest rate on amounts outstanding was approximately 5.64% and 5.38% during the year ended December 31, 2007 and 2006, respectively.

The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within 180 days, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within 180 days, (5) a minimum net worth requirement, (6) an unsecured debt interest coverage ratio of at least 1.75 and (7) limitations on permitted investments, development, partially owned entities, business outside of commercial real estate and commercial non-office properties. At December 31, 2007 and 2006, the Company was in compliance with each of these financial and other covenant requirements.

10.	Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

The Company has letter of credit and performance obligations of approximately $28.0 million related to lender and development requirements.

The Company and its third-party joint venture partners have guaranteed the seller financing totaling $7.5 million related to the acquisition of land by WP Project Developer LLC, the Land and Infrastructure Entity of the Wisconsin Place joint venture entities. The seller financing was repaid on February 1, 2008.

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

The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”). Prior to TRIPRA, only acts of foreign terrorism could be “certified” for coverage under TRIA. Under TRIPRA, acts of both foreign and domestic terrorism can be “certified” for coverage under TRIA. Currently, the Company’s property insurance program per occurrence limits are $900 million, including coverage for foreign acts of terrorism “certified” under TRIA and coverage for domestic acts of terrorism up to $500 million per occurrence, and an additional $400 million of coverage for domestic acts of terrorism on a per occurrence and annual aggregate basis. Currently, the Company also carries nuclear, biological, chemical and radiological terrorism insurance coverage (“NBCR Coverage”) for foreign acts of terrorism “certified” under TRIA, which is provided by IXP, LLC as a direct insurer, excluding the Company’s Value-Added Fund properties. The per occurrence limit for NBCR Coverage is $900 million. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100 million and the coinsurance is 10%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

The Company also currently carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that the Company believes are commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, the Company currently carries earthquake insurance which covers its San Francisco region with a $120 million per occurrence limit and a $120 million annual aggregate limit, $20 million of which is provided by IXP, LLC, as a direct insurer. The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact the Company’s ability to finance properties subject to earthquake risk. The Company may discontinue earthquake insurance on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.

In January 2002, the Company formed a wholly-owned taxable REIT subsidiary, IXP, Inc., to act as a captive insurance company and be one of the elements of the Company’s overall insurance program. On September 27, 2006, IXP, Inc. was merged into IXP, LLC, a wholly owned subsidiary, and all insurance policies issued by IXP, Inc. were cancelled and reissued by IXP, LLC. The term “IXP” refers to IXP, Inc. for the period prior to September 27, 2006 and to IXP, LLC for the period on and subsequent to September 27, 2006. IXP acts as a direct insurer with respect to a portion of the Company’s earthquake insurance coverage for its Greater San Francisco properties and the Company’s NBCR Coverage for foreign acts of terrorism “certified” under TRIA. Insofar as the Company owns IXP, it is responsible for its liquidity and capital resources, and the accounts of IXP are part of the Company’s consolidated financial statements. In particular, if a loss occurs which is covered by the Company’s NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. IXP would also be

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

responsible for any recoupment charges by the Federal Government in the event losses are paid out under TRIA and if IXP maintains the NBCR policy after the payout by the Federal Government. If the Company experiences a loss and IXP is required to pay under its insurance policy, the Company would ultimately record the loss to the extent of IXP’s required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Environmental investigations at some of the Company’s properties and certain properties owned by affiliates of the Company have identified groundwater contamination migrating from off-site source properties. In each case the Company engaged a licensed environmental consultant to perform the necessary investigations, and assessments and to prepare any required submittals to the regulatory authorities. In each case the environmental consultant concluded that the properties qualify under the regulatory program or the regulatory practice for a status which eliminates certain deadlines for conducting response actions at a site. The Company also believes that these properties qualify for liability relief under certain statutory provisions or regulatory practices regarding upgradient releases. Although the Company believes that the current or former owners of the upgradient source properties may bear responsibility for some or all of the costs of addressing the identified groundwater contamination, the Company will take necessary further response actions (if any are required). Other than periodic testing at some of these properties, no such additional response actions are anticipated at this time.

Some of the Company’s properties and certain properties owned by the Company’s affiliates are located in urban, industrial and other previously developed areas where fill or current or historical uses of the areas have caused site contamination. Accordingly, it is sometimes necessary to institute special soil and/or groundwater handling procedures and/or include particular building design features in connection with development, construction and other property operations in order to achieve regulatory closure and/or ensure that contaminated materials are addressed in an appropriate manner. In these situations it is the Company’s practice to investigate the nature and extent of detected contamination and estimate the costs of required response actions and special handling procedures. The Company then uses this information as part of its decision-making process with respect to the acquisition and/or development of the property. For example, the Company owns a parcel in Massachusetts, formerly used as a quarry/asphalt batching facility, which we may develop in the future. Pre-purchase testing indicated that the site contains relatively low levels of certain contaminants. We have engaged a specially licensed environmental consultant to monitor environmental conditions at the site and prepare necessary regulatory submittals based on the results of an environmental risk characterization. A submittal has been made to the regulatory authorities in order to achieve regulatory closure at this site. The submittal included an environmental deed restriction that mandates compliance with certain protective measures in a portion of the site where low levels of residual soil contamination have been left in place in accordance with applicable law.

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tax Protection Obligations

In connection with the acquisition or contribution of 24 properties, the Company entered into agreements for the benefit of the selling or contributing parties which specifically state that until specified dates ranging from February 2008 to January 2009, or such time as the contributors do not hold at least a specified percentage of the OP Units owned by such person following the contribution of the properties, the Operating Partnership will not sell or otherwise transfer the properties in a taxable transaction. If the Company does sell or transfer the properties in a taxable transaction, it would be liable to the contributors for contractual damages.

11.	Minority Interests

Minority interests relate to the interest in the Operating Partnership not owned by the Company and interests in property partnerships not wholly-owned by the Company. As of December 31, 2007, the minority interest in the Operating Partnership consisted of 20,271,341 OP Units, 676,067 LTIP Units and 1,113,044 Series Two Preferred Units (or 1,460,688 OP Units on an as converted basis) held by parties other than the Company.

The minority interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $25.8 million and $12.5 million at December 31, 2007 and December 31, 2006, respectively, are included in Minority Interests on the accompanying Consolidated Balance Sheets.

On February 26, 2007, the Company entered into an agreement to redeem the outside members’ equity interest in the limited liability company that owns 250 West 55th Street for an aggregate redemption price of approximately $23.4 million. The Company paid $17.0 million on February 26, 2007, with $3.0 million paid on February 26, 2008 and the balance of approximately $3.4 million payable in monthly installments from March 1, 2007 through August 1, 2009. The redemption was accounted for using the purchase method in accordance with SFAS No. 141 “Business Combinations” (“SFAS No. 141”). The difference between the aggregate book value of the outside members’ equity interest totaling approximately $10.6 million and the purchase price increased the recorded value of the property’s net assets.

On May 31, 2007 and June 15, 2007, the Company paid an aggregate of $25.0 million in connection with the agreement entered into in May 2006 to redeem the outside members’ equity interests in the limited liability company that owns Citigroup Center. The remaining unpaid redemption price, which is to be paid on May 31, 2008, is reflected at its fair value in Other Liabilities in the Company’s Consolidated Balance Sheets and totaled $24.4 million at December 31, 2007.

During the years ended December 31, 2007 and 2006, 606,186 and 1,982,105 Series Two Preferred Units of the Operating Partnership, respectively, were converted by the holders into 795,520 and 2,601,132 OP Units, respectively. In addition, the Company paid the accrued preferred distributions due to the holders of Preferred Units that were converted.

During the years ended December 31, 2007 and 2006, 1,342,226 and 3,161,265 OP Units, respectively, were presented by the holders for redemption and were redeemed by the Company in exchange for an equal number of shares of Common Stock. The aggregate book value of the OP Units that were redeemed, as measured for each OP Unit on the date of its redemption, was approximately $30.6 million and $87.3 million during the years ended December 31, 2007 and 2006, respectively. The difference between the aggregate book value and the purchase price of these OP Units was approximately $112.7 million and $200.0 million during the years ended December 31, 2007 and 2006, respectively, which increased the recorded value of the Company’s net assets.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Preferred Units at December 31, 2007 consist solely of 1,113,044 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) an increasing rate, ranging from 5.00% to 7.00% per annum (7.00% for the years ended December 31, 2007, 2006 and 2005) on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). Distributions to holders of Preferred Units are recognized on a straight-line basis that approximates the effective interest method.

On December 17, 2007, Boston Properties, Inc., as general partner of the Operating Partnership, declared a special cash distribution on the OP Units and LTIP Units in the amount of $5.98 per unit which was paid on January 30, 2008 to unitholders of record as of the close of business on December 31, 2007. The special cash distribution was in addition to the regular quarterly distributions of $0.68 per unit which were declared by Boston Properties, Inc., as general partner of the Operating Partnership, during the year ended December 31, 2007. Holders of Series Two Preferred Units will participate in the $5.98 per unit special cash distribution on an as-converted basis in connection with their regular May 2008 distribution payment as provided for in the Operating Partnership’s partnership agreement. At December 31, 2007, the Company accrued approximately $8.7 million related to the $5.98 per unit special cash distribution payable to holders of the Series Two Preferred Units and allocated earnings to the Series Two Preferred Units of approximately $8.7 million, which amount has been reflected in Minority Interest in Operating Partnership within the Consolidated Statements of Operations for the year ended December 31, 2007.

On December 15, 2006, Boston Properties, Inc., as general partner of the Operating Partnership, declared a special cash distribution on the OP Units and LTIP Units in the amount of $5.40 per unit which was paid on January 30, 2007 to unitholders of record as of the close of business on December 29, 2006. The special cash distribution was in addition to the regular quarterly distributions of $0.68 per unit which were declared by Boston Properties, Inc., as general partner of the Operating Partnership, during the year ended December 31, 2006. Holders of Series Two Preferred Units participated in the $5.40 per unit special cash distribution on an as-converted basis in connection with their regular May 2007 distribution payment as provided for in the Operating Partnership’s partnership agreement. At December 31, 2006, the Company accrued approximately $12.2 million related to the $5.40 per unit special cash distribution payable to holders of the Series Two Preferred Units and allocated earnings to the Series Two Preferred Units of approximately $12.2 million, which amount has been reflected in Minority Interest in Operating Partnership within the Consolidated Statements of Operations for the year ended December 31, 2006. During the year ended December 31, 2007, the Company recognized an adjustment of approximately $3.1 million to the special cash distribution accrual and allocation of earnings to the Series Two Preferred Units, as a result of conversions of Series Two Preferred Units, which amount has been reflected in Minority Interest in Operating Partnership within the Consolidated Statements of Operations.

The Series Two Preferred Units may be converted into OP Units at the election of the holder thereof at any time. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company. In lieu of a cash redemption, the Company may elect to acquire such OP Unit for one share of Common Stock. The value of the OP Units (not owned by the Company and including LTIP Units assuming that all conditions have been met for the conversion thereof) and Series Two Preferred Units had such units been redeemed at December 31, 2007 was approximately $1,923.2 million and $134.1 million, respectively, based on the closing price of the Company’s common stock of $91.81 per share.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Stockholders’ Equity

As of December 31, 2007, the Company had 119,502,485 shares of Common Stock outstanding.

On December 17, 2007, the Board of Directors of the Company declared a special cash dividend of $5.98 per share of Common Stock which was paid on January 30, 2008 to shareholders of record as of the close of business on December 31, 2007. The special cash dividend was in addition to the regular quarterly dividends of $0.68 per share of Common Stock which were declared by the Company’s Board of Directors during the year ended December 31, 2007.

On December 15, 2006, the Board of Directors of the Company declared a special cash dividend of $5.40 per share of Common Stock which was paid on January 30, 2007 to shareholders of record as of the close of business on December 29, 2006. The special cash dividend was in addition to the regular quarterly dividends of $0.68 per share of Common Stock which were declared by the Company’s Board of Directors during the year ended December 31, 2006.

During the years ended December 31, 2007 and 2006, the Company issued 1,342,226 and 3,161,265 shares of its Common Stock, respectively, in connection with the redemption of an equal number of OP Units.

During the years ended December 31, 2007 and 2006, the Company issued 659,798 and 1,793,418 shares of its Common Stock, respectively, upon the exercise of options to purchase Common Stock by certain employees.

13.	Future Minimum Rents

The Properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2008 to 2049. The future minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of December 31, 2007, under non-cancelable operating leases which expire on various dates through 2049, are as follows:

Years Ending December 31,	(in thousands)
2008	$1,061,991
2009	1,045,559
2010	981,681
2011	929,031
2012	844,426
Thereafter	4,989,423

No single tenant represented more than 10.0% of the Company’s total rental revenue for the years ended December 31, 2007, 2006 and 2005.

14.	Segment Reporting

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Greater Boston, Greater Washington, D.C., Midtown Manhattan, Greater San Francisco and New Jersey. Segments by property type include: Class A Office, Office/Technical and Hotels.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, interest expense,

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

depreciation and amortization expense, losses from early extinguishments of debt, minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gains on sales of real estate and other assets (net of minority interest), income from discontinued operations (net of minority interest), gains on sales of real estate from discontinued operations (net of minority interest) and cumulative effect of a change in accounting principle (net of minority interest) are not included in Net Operating Income as the internal reporting addresses these items on a corporate level.

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

Information by geographic area and property type (dollars in thousands):

For the year ended December 31, 2007:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A Office	$336,974	$240,413	$443,382	$203,450	$67,582	$1,291,801
Office/Technical	28,085	14,333	—	—	—	42,418
Hotels	37,811	—	—	—	—	37,811

Total	402,870	254,746	443,382	203,450	67,582	1,372,030
% of Grand Totals	29.35%	18.57%	32.32%	14.83%	4.93%	100.0%
Rental Expenses:
Class A Office	129,643	68,749	137,404	78,597	29,422	443,815
Office/Technical	8,831	3,194	—	—	—	12,025
Hotels	27,765	—	—	—	—	27,765

Total	166,239	71,943	137,404	78,597	29,422	483,605
% of Grand Totals	34.38%	14.88%	28.41%	16.25%	6.08%	100.0%

Net operating income	$236,631	$182,803	$305,978	$124,853	$38,160	$888,425

% of Grand Totals	26.63%	20.58%	34.44%	14.05%	4.30%	100.0%

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2006:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A Office	$305,576	$214,245	$515,401	$188,009	$64,717	$1,287,948
Office/Technical	26,973	13,195	—	—	—	40,168
Hotels	33,014	—	—	—	—	33,014

Total	365,563	227,440	515,401	188,009	64,717	1,361,130
% of Grand Totals	26.86%	16.71%	37.87%	13.81%	4.75%	100.0%
Rental Expenses:
Class A Office	117,377	57,477	154,957	71,809	28,221	429,841
Office/Technical	6,446	1,418	—	—	—	7,864
Hotels	24,966	—	—	—	—	24,966

Total	148,789	58,895	154,957	71,809	28,221	462,671
% of Grand Totals	32.16%	12.73%	33.49%	15.52%	6.10%	100.0%

Net operating income	$216,774	$168,545	$360,444	$116,200	$36,496	$898,459

% of Grand Totals	24.13%	18.76%	40.12%	12.93%	4.06%	100.0%

For the year ended December 31, 2005:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A Office	$291,903	$214,144	$531,481	$198,404	$66,502	$1,302,434
Office/Technical	8,527	12,967	—	—	—	21,494
Hotels	29,650	—	—	—	—	29,650

Total	330,080	227,111	531,481	198,404	66,502	1,353,578
% of Grand Totals	24.39%	16.78%	39.26%	14.66%	4.91%	100.00%
Rental Expenses:
Class A Office	106,587	57,106	165,500	73,105	27,448	429,746
Office/Technical	1,939	2,668	—	—	—	4,607
Hotels	22,776	—	—	—	—	22,776

Total	131,302	59,774	165,500	73,105	27,448	457,129
% of Grand Totals	28.72%	13.08%	36.20%	16.00%	6.00%	100.00%

Net operating income	$198,778	$167,337	$365,981	$125,299	$39,054	$896,449

% of Grand Totals	22.17%	18.67%	40.83%	13.98%	4.35%	100.00%

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of net operating income to net income available to common shareholders (in thousands):

	Years ended December 31,
	2007	2006	2005
Net operating income	$888,425	$898,459	$896,449
Add:
Development and management services	20,553	19,820	17,310
Interest and other	89,706	36,677	11,978
Minority interests in property partnerships	(84)	2,013	6,017
Income from unconsolidated joint ventures	20,428	24,507	4,829
Gains on sales of real estate and other assets, net of minority interest	789,238	606,394	151,884
Gains on sales of real estate from discontinued operations, net of minority interest	220,350	—	47,656
Income from discontinued operations, net of minority interest	6,206	16,104	15,327
Less:
General and administrative	69,882	59,375	55,471
Interest expense	285,887	298,260	308,091
Depreciation and amortization	286,030	270,562	260,979
Losses from early extinguishments of debt	3,417	32,143	12,896
Minority interest in Operating Partnership	64,916	69,999	71,498
Cumulative effect of a change in accounting principle, net of minority interest	—	—	4,223

Net income available to common shareholders	$1,324,690	$873,635	$438,292

15.    Earnings Per Share

Earnings per share (“EPS”) has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net income and the number of common shares used in the computation of basic EPS, which is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. During 2004, the Company adopted EITF 03-6 “Participating Securities and the Two-Class Method under FASB 128” (“EITF 03-6”), which provides further guidance on the definition of participating securities. Pursuant to EITF 03-6, the Operating Partnership’s Series Two Preferred Units, which are reflected as Minority Interests in the Company’s Consolidated Balance Sheets, are considered participating securities and are included in the computation of basic and diluted earnings per share of the Company if the effect of applying the if-converted method is dilutive. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Operating Partnership, as well as Common Stock of the Company. Accordingly, for the reporting periods in which the Operating Partnership’s net income is in excess of distributions paid on the OP Units, LTIP Units and Series Two Preferred Units, such income is allocated to the OP Units, LTIP Units and Series Two Preferred Units in proportion to their respective interests and the impact is included in the Company’s consolidated basic and diluted earnings per share computation due to its holding of the Operating Partnership’s securities. For the year ended December 31, 2007, approximately $3.9 million was allocated to the Series Two Preferred Units in excess of distributions paid during the reporting period and is included in the Company’s computation of basic and diluted earnings per share. There were no amounts required to be allocated to the Series Two Preferred Units for the years ended December 31, 2006 and 2005. Other potentially dilutive common shares, including stock options, restricted stock and other securities of

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Operating Partnership that are exchangeable for the Company’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	For the year ended December 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations and allocation of undistributed earnings of Series Two Preferred Units	$1,098,134	118,839	$9.24
Discontinued operations, net of minority interest	226,556	—	1.91
Allocation of undistributed earnings of Series Two Preferred Units	(3,912)	—	(0.04)

Net income available to common shareholders	1,320,778	118,839	11.11
Effect of Dilutive Securities:
Stock Based Compensation	—	1,763	(0.15)
Exchangeable Senior Notes	—	178	(0.02)
Diluted Earnings:

Net income	$1,320,778	120,780	$10.94

	For the year ended December 31, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations	$857,531	114,721	$7.48
Discontinued operations, net of minority interest	16,104	—	0.14

Net income available to common shareholders	873,635	114,721	7.62
Effect of Dilutive Securities:
Stock Based Compensation	—	2,356	(0.16)
Diluted Earnings:

Net income	$873,635	117,077	$7.46

	For the year ended December 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$379,532	111,274	$3.41
Discontinued operations, net of minority interest	62,983	—	0.57
Cumulative effect of a change in accounting principle, net of minority interest	(4,223)	—	(0.04)

Net income available to common shareholders	438,292	111,274	3.94
Effect of Dilutive Securities:
Stock Based Compensation	—	2,285	(0.08)
Diluted Earnings:

Net income	$438,292	113,559	$3.86

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Employee Benefit Plans

Effective January 1, 1985, the predecessor of the Company adopted a 401(k) Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. Upon formation, the Company adopted the Plan and the terms of the Plan.

Effective January 1, 2000, the Company amended the Plan by increasing the Company’s matching contribution to 200% of the first 3% from 200% of the first 2% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of an amount established by the IRS ($220,000 in 2006 and $225,000 in 2007), indexed for inflation) and by eliminating the vesting requirement. The Company’s aggregate matching contribution for the years ended December 31, 2007, 2006 and 2005 was $2.1 million, $2.2 million and $2.1 million, respectively.

Effective January 1, 2001, the Company amended the Plan to provide a supplemental retirement contribution to employees who have at least ten years of service on January 1, 2001, and who are 40 years of age or older as of January 1, 2001. The maximum supplemental retirement contribution will not exceed the annual limit on contributions established by the Internal Revenue Service. The Company will record an annual supplemental retirement credit for the benefit of each participant. The Company’s supplemental retirement contribution and credit for the years ended December 31, 2007, 2006 and 2005 was $178,000, $191,000 and $189,000, respectively.

The Company also maintains a deferred compensation plan that is designed to allow officers of the Company to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2007 and 2006, the Company has funded approximately $8.3 million and $6.9 million, respectively, into a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the plan participants and earnings on the deferred compensation pursuant to investments elected by the plan participants. The Company’s liability as of December 31, 2007 and 2006 was $8.3 million and $6.6 million, respectively, which are included in the accompanying Consolidated Balance Sheets.

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

Under the amended plan, the number of shares of Common Stock available for issuance is 4,019,174 shares. At December 31, 2007, the number of shares available for issuance under the plan was 3,876,184, of which a maximum of 3,423,348 shares may be granted as awards other than stock options.

Options granted under the plan became exercisable over a two-, three- or five-year period and have terms of ten years, as determined at the time of the grant. All options were granted at the fair market value of the Company’s Common Stock at the dates of grant. As of January 17, 2005, all outstanding options had become fully vested and exercisable.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company issued 6,536, 9,182 and 12,317 shares of restricted stock and 156,161, 147,845 and 211,408 LTIP Units under the plan during the years ended December 31, 2007, 2006 and 2005, respectively. The shares of restricted stock were valued at approximately $0.8 million ($125.46 per share weighted-average), $0.8 million ($89.03 per share weighted-average) and $0.7 million ($57.99 per share weighted-average) for the years ended December 31, 2007, 2006 and 2005, respectively. LTIP Units were valued using an option pricing model in accordance with the provisions of SFAS No. 123R. LTIP Units issued during the years ended December 31, 2007, 2006 and 2005 were valued at approximately $18.0 million, $11.2 million and $10.5 million, respectively. The weighted-average per unit fair value of LTIP Unit grants in 2007, 2006 and 2005 was $115.47, $75.64 and $49.59, respectively. The per unit fair value of each LTIP Unit granted in 2007, 2006 and 2005 was estimated on the date of grant using the following assumptions; an expected life of 5.3 years, 6.5 years and 8 years, a risk-free interest rate of 4.82%, 4.97% and 3.96% and an expected price volatility of 18.00%, 17.84% and 20.00%, respectively. An LTIP Unit is generally the economic equivalent of a share of restricted stock in the Company. The aggregate value of the LTIP Units is included in Minority Interests in the Consolidated Balance Sheets. The restricted stock and LTIP Units granted to employees between January 1, 2005 and November 21, 2006 vest over a five-year term. Grants of restricted stock and LTIP Units made on and after November 22, 2006 vest in four equal annual installments. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted, as adjusted for forfeitures and the price of the Company’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Earnings in Excess of Dividends in the Consolidated Balance Sheets. Stock-based compensation expense associated with restricted stock and LTIP Units was approximately $11.4 million, $7.7 million and $6.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, in accordance with the modified prospective application transition provisions of SFAS No. 123R, the Company has recognized compensation expense of approximately $50,000 relating to its unvested stock options for the year ended December 31, 2005. At December 31, 2007, there was $25.5 million of unrecognized compensation cost related to unvested restricted stock and LTIP Units that is expected to be recognized over a weighted-average period of approximately 2.7 years.

In connection with the declaration of the special cash dividends of $5.98 per share of Common Stock paid on January 30, 2008 to shareholders of record on December 31, 2007, $5.40 per share of Common Stock paid on January 30, 2007 to shareholders of record on December 29, 2006 and $2.50 per share of Common Stock paid on October 31, 2005 to shareholders of record on September 30, 2005, the Company’s Board of Directors approved adjustments to all its outstanding stock option awards that were intended to ensure that its employees, directors and other persons who held such stock options were not disadvantaged by the special cash dividend. The exercise prices and number of all outstanding options were adjusted as of the close of business on the last trading day prior to the related “ex-dividend” date such that each option had the same fair value to the holder before and after giving effect to the payment of the special cash dividend. Accordingly, pursuant to the provisions of SFAS No. 123R, no compensation cost has been recognized in the Consolidated Statements of Operations in connection with such adjustments. As a result, effective as of the close of business on December 26, 2007, 2,131,556 outstanding stock options with a weighted-average exercise price of $37.42 were adjusted to 2,264,535 outstanding options with a weighted-average exercise price of $35.22, and effective as of the close of business on December 26, 2006, 2,655,275 outstanding stock options with a weighted-average exercise price of $39.37 were adjusted to 2,788,634 outstanding options with a weighted-average exercise price of $37.49, and effective as of the close of business on September 27, 2005, 4,325,656 outstanding stock options with a weighted-average exercise price of $38.96 were adjusted to 4,481,864 outstanding options with a weighted-average exercise price of $37.61. There were no other adjustments to the terms of the outstanding stock option awards.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s stock options as of December 31, 2007, 2006 and 2005 and changes during the years ended December 31, 2007, 2006 and 2005 are presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	5,599,874	$38.08
Granted	—	—
Exercised	(1,270,436)	$35.06
Canceled	(34,158)	$35.78
Special Dividend Adjustment	156,208	$37.61

Outstanding at December 31, 2005	4,451,488	$37.63
Granted	—	—
Exercised	(1,793,418)	$35.05
Canceled	(75)	$28.31
Special Dividend Adjustment	133,359	$37.49

Outstanding at December 31, 2006	2,791,354	$37.49
Granted	—	—
Exercised	(659,798)	$37.71
Canceled	—	—
Special Dividend Adjustment	132,979	$35.22

Outstanding at December 31, 2007	2,264,535	$35.22

The following table summarizes information about stock options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/07	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/07	Weighted-Average Exercise Price
$26.34-$36.45	2,264,535	3.3 Years	$35.22	2,264,535	$35.22

The total intrinsic value of the outstanding and exercisable stock options as of December 31, 2007 was approximately $128.1 million. In addition, the Company had 2,791,354 and 4,451,488 options exercisable at weighted-average exercise prices of $37.49 and $37.63 at December 31, 2006 and 2005, respectively.

The Company adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”) to encourage the ownership of Common Stock by eligible employees. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase on the business day immediately following the end of the biannual purchase periods (i.e., January 1-June 30 and July 1-December 31) shares of Common Stock at a purchase price equal to 85% of the average closing prices of the Common Stock during the last ten business days of the purchase period. The Company issued 6,166, 7,633 and 7,492 shares with the weighted average purchase price equal to $90.98 per share, $69.02 per share and $56.56 per share under the Stock Purchase Plan during the years ended December 31, 2007, 2006 and 2005, respectively.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Selected Interim Financial Information (unaudited)

The tables below reflect the Company’s selected quarterly information for the years ended December 31, 2007 and 2006. Total revenue and income before minority interest in Operating Partnership amounts have been reclassified for properties qualifying for discontinued operations presentation under SFAS No. 144.

	2007 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per share amounts)
Total revenue	$360,703	$372,213	$368,584	$380,790
Income before minority interest in Operating Partnership	$81,555	$106,111	$86,464	$99,683
Net income available to common shareholders	$854,307	$102,344	$242,370	$123,790
Income available to common shareholders per share—basic	$7.14	$0.86	$2.02	$1.04
Income available to common shareholders per share—diluted	$6.99	$0.84	$1.99	$1.02

	2006 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per share amounts)
Total revenue	$344,745	$355,174	$356,646	$361,062
Income before minority interest in Operating Partnership	$75,538	$50,850	$103,527	$91,221
Net income available to common shareholders	$67,737	$625,731	$107,962	$71,655
Income available to common shareholders per share—basic	$0.60	$5.33	$0.93	$0.61
Income available to common shareholders per share—diluted	$0.59	$5.23	$0.91	$0.60

19.    Held for Sale/Discontinued Operations

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

On November 27, 2007, the Company acquired Mountain View Research Park for $183.0 million and Mountain View Technology Park for $40.0 million (See Note 3). On January 7, 2008, the Company transferred the properties to its Value-Added Fund for an aggregate of approximately $223.2 million (See Note 22). At December 31, 2007, the Company had categorized Mountain View Research Park and Mountain View Technology Park as “Held for Sale” in its Consolidated Balance Sheets. Due to the Company’s continuing involvement through its ownership interest in the Value-Added Fund, these properties have not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations.

During the year ended December 31, 2007, the Company sold the following operating properties:

•

Orbital Sciences Campus and Broad Run Business Park, Building E, comprised of three Class A office properties aggregating approximately 337,000 net rentable square feet and an office/technical property totaling approximately 127,000 net rentable square feet, respectively, located in Loudon County, Virginia;

•	Democracy Center, a Class A office complex totaling approximately 685,000 net rentable square feet located in Bethesda, Maryland;

•	Newport Office Park, a Class A office property totaling approximately 172,000 net rentable square feet located in Quincy, Massachusetts;

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Long Wharf Marriott, a 402-room hotel located in Boston, Massachusetts; and

•

5 Times Square, a Class A office property totaling approximately 1,102,000 net rentable square feet located in New York City (The Company had categorized 5 Times Square as “held for sale” in its Consolidated Balance Sheets at December 31, 2006).

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

Due to the Company’s continuing involvement in the management, for a fee, of 280 Park Avenue and 5 Times Square through agreements with the buyers and other financial obligations to the buyers as discussed in Note 3, 280 Park Avenue and 5 Times Square have not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations. Due to the Company’s continuing involvement in the management, for a fee, of the Democracy Center, 100 East Pratt Street, Riverfront Plaza and Embarcadero Center West Tower properties through agreements with the buyers which were entered into at closing, these properties are not categorized as discontinued operations in the accompanying Consolidated Statements of Operations. As a result, the gains on sales related to these properties have been reflected under the caption “Gains on sales of real estate and other assets, net of minority interest,” in the Consolidated Statements of Operations. The Company has presented the other properties listed above as discontinued operations in its Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005, as applicable.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gains on sales of real estate from discontinued operations (net of minority interest) for the years ended December 31, 2007, 2006 and 2005:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Total revenue	$19,665	$59,959	$64,169
Operating expenses	(9,443)	(34,681)	(39,204)
Depreciation and Amortization	(2,948)	(6,197)	(6,662)
Minority interest in Operating Partnership	(1,068)	(2,977)	(2,976)

Income from discontinued operations (net of minority interest)	$6,206	$16,104	$15,327

Realized gain on sale of real estate	$259,519	$—	$57,082
Minority interest in Operating Partnership	(39,169)	—	(9,426)

Realized gains on sales of real estate (net of minority interest)	$220,350	$—	$47,656

The Company’s application of SFAS No. 144 results in the presentation of the net operating results of these qualifying properties sold or designated as “held for sale” during 2007, 2006 and 2005, as income from discontinued operations for all periods presented. In addition, SFAS No. 144 results in the gains on sale of these qualifying properties totaling approximately $220.3 million (net of minority interest share of $39.2 million) and $47.7 million (net of minority interest share of $9.4 million) to be reflected as gains on sales of real estate from discontinued operations in the accompanying Consolidated Statements of Operations for the years ended December 31, 2007 and 2005, respectively. The application of SFAS No. 144 does not have an impact on net income available to common shareholders. SFAS No. 144 only impacts the presentation of these properties within the Consolidated Statements of Operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also removed certain leasing transactions from the scope of SFAS No. 157. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” ("SFAS No. 141(R)"), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 160 will have on its financial position and results of operations.

21.    Related Party Transactions

The Company paid Applied Printing Technologies, a printing company affiliated with Mr. Mortimer B. Zuckerman, Chairman of the Company’s Board of Directors, approximately $0, $0 and $67,000 during the years ended December 31, 2007, 2006 and 2005, respectively, for printing services principally relating to the printing of the Company’s annual report to shareholders.

An entity controlled by Mr. Zuckerman owned an office building located at 2400 N Street, N.W. in Washington, D.C., in which a company affiliated with Mr. Zuckerman leased 100% of the building. The Company had entered into an agreement with an entity controlled by Mr. Zuckerman to manage this property on terms comparable with other third-party property management agreements that the Company had in place. The disinterested members of the Company’s Board of Directors had approved the management agreement between the Company and Mr. Zuckerman’s affiliate. Under the management agreement, the Company had also agreed to provide consulting services and assistance in connection with a possible sale of this property in exchange for a fee of $100,000 payable upon the closing of the sale of the property. During the year ended December 31, 2005, the Company received approximately $329,000 for reimbursements of building operating costs and earned $66,000 in management fees under the management agreement. During the year ended December 31, 2005, the entity controlled by Mr. Zuckerman closed on the sale of the property and pursuant to the management agreement the Company received and recognized $100,000 for consulting services and assistance in connection with the sale.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 26, 2005, the Company entered into an agreement with an entity owned by Mr. Zuckerman. Under the agreement, which was approved by the disinterested members of the Company’s Board of Directors, the Company renders project management services to such entity in exchange for a fee. The Company extended its services under a letter dated October 10, 2006. Under the agreement, as extended, the Company earned $80,000, $57,000 and $0 during the years ended December 31, 2007, 2006 and 2005, respectively.

A firm controlled by Mr. Raymond A. Ritchey’s brother was paid aggregate leasing commissions of approximately $848,000, $559,000 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively, related to certain exclusive leasing arrangements for certain Northern Virginia properties. Mr. Ritchey is an Executive Vice President of Boston Properties, Inc.

Mr. Martin Turchin, a member of the Company’s Board of Directors, is a non-executive/non-director Vice Chairman of CB Richard Ellis (“CBRE”). Through an arrangement with CBRE and its predecessor, Insignia/ESG, Inc. that has been in place since 1985, Mr. Turchin and Turchin & Associates, an entity owned by Mr. Turchin (95%) and his son (5%), participate in brokerage activities for which CBRE is retained as leasing agent, some of which involve leases for space within buildings owned by the Company. Additionally, Mr. Turchin’s son is employed by CBRE and works on transactions for which CBRE earns commission income from the Company. Mr. Turchin’s son’s compensation from CBRE is in the form of salary and bonus, neither of which is directly tied to CBRE’s transactions with the Company. For the years ended December 31, 2007, 2006 and 2005, Mr. Turchin, directly and through Turchin & Associates, received commission income of $95,000, $19,000 and $194,000, respectively, from commissions earned by CBRE and its predecessor, Insignia/ESG, Inc., from the Company. Pursuant to its arrangement with CBRE, Turchin & Associates has confirmed to the Company that it is paid on the same basis with respect to properties owned by the Company as it is with respect to properties owned by other clients of CBRE. Mr. Turchin does not participate in any discussions or other activities relating to the Company’s contractual arrangements with CBRE either in his capacity as a member of the Company’s Board of Directors or as a Vice Chairman of CBRE.

On June 30, 1998, the Company acquired from entities controlled by Mr. Alan B. Landis, a former director, a portfolio of properties known as the Carnegie Center Portfolio and Tower Center One and related operations and development rights (collectively, the “Carnegie Center Portfolio”). In connection with the acquisition of the Carnegie Center Portfolio, the Operating Partnership entered into a development agreement (the “Development Agreement”) with affiliates of Mr. Landis providing for up to approximately 2,000,000 square feet of development in or adjacent to the Carnegie Center office complex. An affiliate of Mr. Landis was entitled to a purchase price for each parcel developed under the Development Agreement calculated on the basis of $20 per rentable square foot of property developed. Another affiliate of Mr. Landis was eligible to earn a contingent payment for each developed property that achieves a stabilized return in excess of a target annual return ranging between 10.5% and 11%. The Development Agreement also provided that upon negotiated terms and conditions, the Company and Mr. Landis would form a development company to provide development services for these development projects and would share the expenses and profits, if any, of this new company. In addition, in connection with the acquisition of the Carnegie Center Portfolio, Mr. Landis became a director of the Company pursuant to an Agreement Regarding Directorship, dated as of June 30, 1998, with the Company (the “Directorship Agreement”). Under the Directorship Agreement, the Company agreed to nominate Mr. Landis for re-election as a director at each annual meeting of stockholders of the Company in a year in which his term expires, provided that specified conditions are met.

On October 21, 2004, the Company entered into an agreement (the “2004 Agreement”) to modify several provisions of the Development Agreement. Under the terms of the 2004 Agreement, the Operating Partnership and affiliates of Mr. Landis amended the Development Agreement to limit the rights of Mr. Landis and his

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Operating Partnership also continues to be obligated to pay an affiliate of Mr. Landis the purchase price of $20 per rentable square foot of property developed for each land parcel acquired as provided in the original Development Agreement. During the 20-year term of the Development Agreement, until such time, if any, as the Operating Partnership elects to acquire a land parcel, an affiliate of Mr. Landis will remain responsible for all carrying costs associated with such land parcel. On July 24, 2007, the Company acquired from Mr. Landis 701 Carnegie Center, a land parcel located in Princeton, New Jersey for a purchase price of approximately $3.1 million with the title transferring pending subdivision approval.

In addition, in connection with entering into the 2004 Agreement, Mr. Landis resigned as a director of the Company effective as of May 11, 2005 and agreed that the Company had no future obligation to nominate Mr. Landis as a director of the Company under the Directorship Agreement or otherwise. Mr. Landis did not resign because of a disagreement with the Company on any matter relating to its operations, policies or practices. Mitchell S. Landis, the Senior Vice President and Regional Manager of the Company’s Princeton, New Jersey region, is the brother of Alan B. Landis.

In accordance with the Company’s 1997 Plan, and as approved by the Board of Directors, each non-employee director has made an election to receive deferred stock units in lieu of cash fees. The deferred stock units will be settled in shares of common stock upon the cessation of such director’s service on the Board of Directors. As a result of these elections, the aggregate cash fees otherwise payable to a non-employee director during a fiscal quarter are converted into a number of deferred stock units equal to the aggregate cash fees divided by the last reported sales price of a share of the Company’s common stock on the last trading of the applicable fiscal quarter. The deferred stock units are also credited with dividend equivalents. At December 31, 2007 and 2006, the Company had outstanding 59,015 and 54,157 deferred stock units, respectively, with an aggregate value of approximately $3.5 million and $3.0 million, respectively, which amounts are included in the accompanying Consolidated Balance Sheets.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.    Subsequent Events

On January 7, 2008, the Company transferred its Mountain View, California properties to its Value-Added Fund for an aggregate of approximately $223.2 million, consisting of approximately $100.2 million of cash and a promissory note having a principal amount of $123.0 million. The note bears interest at a rate of 7% per annum and matures in April 2008, subject to extension at the option of the Value-Added Fund (with the Company’s approval) until April 2009. In connection with the transfer of the Research Park and Technology Park properties to the Value-Added Fund, the Company and its partners agreed to certain modifications to the Value-Added Fund’s original terms, including bifurcating the Value-Added Fund’s promote structure such that Research Park and Technology Park will be accounted for separately from the non-Mountain View properties owned by the Value-Added Fund (i.e., Circle Star and 300 Billerica Road). As a result of the modifications, the Company’s interest in the Mountain View properties is approximately 39.5% and its interest in the non-Mountain View properties is 25%. This investment completes the investment commitments from the Value-Added Fund partners.

On January 24, 2008, the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of the Company approved outperformance awards under the 1997 Plan to officers and key employees of the Company. These awards (the “2008 OPP Awards”) are part of a new broad-based, long-term incentive compensation program designed to provide the Company’s management team at several levels within the organization with the potential to earn equity awards subject to the Company “outperforming” and creating shareholder value in a pay-for-performance structure. 2008 OPP Awards utilize total return to shareholders (“TRS”) over a three-year measurement period as the performance metric and include two years of time-based vesting after the end of the performance measurement period (subject to acceleration in certain events) as a retention tool. Recipients of 2008 OPP Awards will share in an outperformance pool if the Company’s TRS, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 5, 2008 to February 5, 2011, based on the average closing price of a share of the Company’s common stock (a “REIT Share”) of $92.8240 for the five trading days prior to and including February 5, 2008. The aggregate reward that recipients of all 2008 OPP Awards can earn, as measured by the outperformance pool, is subject to a maximum cap of $110 million, although OPP awards for an aggregate of up to approximately $104.8 million have been allocated and will be granted on February 5, 2008. The balance remains available for future grants, with OPP awards exceeding a potential reward of $1 million requiring the Committee’s approval.

The outperformance pool will consist of (i) three percent (3%) of the excess total return above a cumulative absolute TRS hurdle of 30% over the full three-year measurement period (the “Absolute TRS Component”) and (ii) three percent (3%) of the excess or deficient excess total return above or below a relative TRS hurdle equal to the total return of the SNL Equity REIT Index over the three-year measurement period (the “Relative TRS Component”). In the event that the Relative TRS Component is potentially positive because the Company’s TRS is higher than the total return of the SNL Equity REIT Index, but the Company achieves a cumulative absolute TRS below 30% over the three-year measurement period (equivalent to 10% per annum), the actual contribution to the outperformance pool from the Relative TRS Component will be subject to a sliding scale factor as follows: (i) 100% of the potential Relative TRS Component will be earned if the Company’s TRS is equal to or greater than a cumulative 30% over three years (equivalent to 10% per annum), (ii) 0% will be earned if the Company’s TRS is equal to or less than a cumulative 21% over three years (equivalent to 7% per annum), and (iii) a percentage from 0% to 100% calculated by linear interpolation will be earned if the Company’s cumulative TRS over three years is between 21% and 30%. The potential Relative TRS Component before application of the sliding scale factor will be capped at $110 million (or such lesser amount as corresponds to the OPP awards actually granted). In the event that the Relative TRS Component is negative because the Company’s TRS is less than the total return of the SNL Equity REIT Index, any outperformance reward potentially earned under the Absolute TRS Component will be reduced dollar for dollar, provided that the potential Absolute TRS Component

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

before reduction for any negative Relative TRS Component will be capped at $110 million (or such lesser amount as corresponds to the OPP awards actually granted). The algebraic sum of the Absolute TRS Component and the Relative TRS Component determined as described above will never exceed $110 million (or such lesser amount as corresponds to the OPP awards actually granted).

Each employee’s 2008 OPP Award will be designated as a specified percentage of the aggregate outperformance pool. Assuming the applicable absolute and/or relative TRS thresholds are achieved at the end of the measurement period, the algebraic sum of the Absolute TRS Component and the Relative TRS Component will be calculated and then allocated among the 2008 OPP Award recipients in accordance with each individual’s percentage. Rewards earned with respect to 2008 OPP Awards will vest 25% on February 5, 2011, 25% on February 5, 2012, and 50% on February 5, 2013, based on continued employment. Vesting will be accelerated in the event of a change of control of the Company, termination of employment by the Company without cause, termination of employment by the award recipient for good reason, death, disability or retirement, although restrictions on transfer will continue to apply in certain of these situations. 2008 OPP Awards will be in the form of LTIP units of limited partnership interest of the Operating Partnership. LTIP Units were issued prior to the determination of the outperformance pool, but will remain subject to forfeiture depending on the extent of rewards earned with respect to 2008 OPP Awards. The number of LTIP Units issued initially to recipients of the 2008 OPP Awards was an estimate of the maximum number of LTIP Units that they could earn, based on certain assumptions. The number of LTIP Units actually earned by each award recipient will be determined at the end of the performance measurement period by dividing his or her share of the outperformance pool by the average closing price of a REIT Share for the 15 trading days immediately preceding the measurement date. Total return for the Company and for the SNL Equity REIT Index over the three-year measurement period and other circumstances will determine how many LTIP Units are earned by each recipient; if they are fewer than the number issued initially, the balance will be forfeited as of the performance measurement date. Prior to the measurement date, LTIP units issued on account of 2008 OPP Awards will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on a common unit of limited partnership interest in the Operating Partnership, but will not be entitled to receive any special distributions. After the measurement date, the number of LTIP Units, both vested and unvested, which 2008 OPP Award recipients have earned based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on a Common Unit.

On January 29, 2008, the Wisconsin Place joint venture entity that owns and is developing the office component of the project (the “Office Entity”) (a joint venture entity in which the Company owns a 66.67% interest) obtained construction financing totaling $115.0 million collateralized by the office property. Wisconsin Place is a mixed-use development project consisting of office, retail and residential properties located in Chevy Chase, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures on January 29, 2011 with two, one-year extension options. On January 29, 2008, the Wisconsin Place joint venture entity that owns and is developing the land and infrastructure components of the project (the “Land and Infrastructure Entity”) (a joint venture entity in which the Company owns an effective interest of approximately 23.89%) executed a second amendment to its construction loan agreement. The construction financing consisted of a $69.1 million commitment, bearing interest at a per annum variable rate equal to LIBOR plus 1.50% and maturing on March 11, 2009. The outstanding balance on the construction loan was approximately $52.6 million on the $69.1 million commitment. The amended agreement provides for a reduction in the loan commitment amount to $36.9 million. The reduction relates to the repayment of the office portion of the outstanding balance totaling approximately $24.9 million and an additional reduction in the borrowing capacity of approximately $7.3 million with a corresponding release of collateral in conjunction with the Office Entity obtaining new construction financing.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 1, 2008, the Company used available cash to repay the mortgage loan collateralized by its Reston Corporate Center property located in Reston, Virginia totaling approximately $20.5 million. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 6.56% per annum and was scheduled to mature on May 1, 2008.

On February 5, 2008, the Company executed a 60-year ground lease with The George Washington University for the redevelopment of a site at Pennsylvania Avenue and Washington Circle in the District of Columbia as a mixed-use project comprised of approximately 440,000 gross square feet of office, 84,000 gross square feet of retail and 328,000 gross square feet of residential space.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is set forth on page 87 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information concerning our executive compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes our equity compensation plans as of December 31, 2007.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,999,616(2)	$35.22(2)	3,876,184
Equity compensation plans not approved by security holders(3)	N/A	N/A	171,847

Total	2,999,616	$35.22	4,048,031

(1)	Includes information related to our 1997 Plan.
(2)	Includes (a) 2,264,535 shares of common stock issuable upon the exercise of outstanding options, (b) 676,067 LTIP units that, upon the satisfaction of certain conditions, are convertible into common units, which may then be presented to Boston Properties for redemption and acquired by Boston Properties for shares of common stock and (c) 59,014 deferred stock units which were granted pursuant to an election by each of our non-employee directors to defer all cash compensation to be paid to such director and to receive his or her deferred cash compensation in shares of Boston Properties common stock upon the director’s retirement from our Board of Directors. Does not include 96,287 shares of restricted stock, as they have been reflected in our total shares outstanding. Because there is no exercise price associated with LTIP units or deferred stock units, such shares are not included in the weighed-average exercise price calculation.
(3)	Includes information related to the 1999 Non-Qualified Employee Stock Purchase Plan.

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

Additional information concerning security ownership of certain beneficial owners and management required by Item 12 shall be included in the Proxy Statement to be filed relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement to be filed relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information concerning our principal accounting fees and services required by Item 14 shall be included in the Proxy Statement to be filed relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statement Schedule

Boston Properties, Inc.

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2007

(dollars in thousands)

				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
Embarcadero Center	Office	San Francisco, CA	$278,912	$179,697	$847,410	$230,399	$195,315	$1,062,191	$—	$—	$1,257,506	$249,736	1970/1989	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	68,052	353,557	754,053	—	—	1,107,610	95,815	1961	(1)
Prudential Center	Office	Boston, MA	259,706	92,077	734,594	251,996	106,692	957,111	13,714	1,150	1,078,667	212,909	1965/1993/2002	(1)
Citigroup Center	Office	New York, NY	485,303	241,600	494,782	154,770	289,009	602,143	—	—	891,152	91,456	1977/1997	(1)
Times Square Tower	Office	New York, NY	—	165,413	380,438	83,657	172,315	457,193	—	—	629,508	51,876	2004	(1)
Carnegie Center	Office	Princeton, NJ	58,216	101,772	349,089	54,415	99,532	401,244	28	4,472	505,276	96,847	1983-1999	(1)
599 Lexington Avenue	Office	New York, NY	750,000	81,040	100,507	110,843	87,501	204,889	—	—	292,390	115,838	1986	(1)
Gateway Center	Office	San Francisco, CA	—	28,255	139,245	44,857	30,555	181,802	—	—	212,357	37,011	1984/1986/2002	(1)
Reservoir Place	Office	Waltham, MA	50,349	18,605	92,619	24,833	19,692	116,365	—	—	136,057	31,957	1955/1987	(1)
Kingstowne Towne Center	Office	Alexandria, VA	63,500	18,021	109,038	—	18,021	109,038	—	—	127,059	3,580	2003-2006	(1)
3200 Zanker Road	Office	San Jose, CA	—	36,705	82,863	6,726	36,963	88,485	846	—	126,294	3,255	1988	(1)
505 9th Street	Office	Washington, DC	130,000	38,885	83,719	—	38,885	83,719	—	—	122,604	568	2007	(1)
1333 New Hampshire Avenue	Office	Washington, DC	—	34,032	85,660	5,749	35,326	90,115	—	—	125,441	14,245	1996	(1)
1330 Connecticut Avenue	Office	Washington, DC	52,750	25,982	82,311	14,092	27,085	95,300	—	—	122,385	10,442	1984	(1)
Capital Gallery	Office	Washington, DC	—	4,725	29,560	83,433	8,552	109,166	—	—	117,718	30,344	1981/2006	(1)
One Freedom Square	Office	Reston, VA	75,886	9,929	84,504	12,652	11,234	95,851	—	—	107,085	24,244	2000	(1)
Seven Cambridge Center	Office	Cambridge, MA	—	3,457	97,136	2,595	4,074	99,114	—	—	103,188	11,683	2006	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	11,815	15,348	88,136	—	—	103,484	16,641	2001	(1)
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	8,513	17,518	73,643	—	—	91,161	18,265	1999	(1)
140 Kendrick Street	Office	Needham, MA	57,035	18,095	66,905	4,056	19,046	70,010	—	—	89,056	6,522	2000	(1)
Discovery Square	Office	Reston, VA	—	11,198	71,782	6,079	12,476	76,583	—	—	89,059	15,013	2001	(1)
12310 Sunrise Valley Drive	Office	Reston, VA	—	9,367	67,431	8,472	11,312	73,958	—	—	85,270	17,194	1987/1988	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	7,871	11,067	67,883	—	—	78,950	14,691	2003	(1)
Five Cambridge Center	Office	Cambridge, MA	—	18,863	53,346	3,228	18,900	56,537	—	—	75,437	2,500	1981/1996	(1)
12300 Sunrise Valley Drive	Office	Reston, VA	—	9,062	58,884	8,368	10,979	65,335	—	—	76,314	15,070	1987/1988	(1)
Four Cambridge Center	Office	Cambridge, MA	—	19,104	52,078	561	19,123	52,620	—	—	71,743	2,265	1983/1998	(1)
North First Business Park	Office	San Jose, CA	—	58,402	13,069	—	23,371	13,069	35,031	—	71,471	80	1981	(1)
Prospect Place	Office	Waltham, MA	—	13,189	49,823	7,087	13,563	56,536	—	—	70,099	4,187	1992	(1)
Reston Corporate Center	Office	Reston, VA	20,523	9,135	50,857	4,212	10,121	54,083	—	—	64,204	12,032	1984	(1)
New Dominion Technology Park, Bldg. Two	Office	Herndon, VA	63,000	5,584	51,868	3,580	6,473	54,559	—	—	61,032	5,983	2004	(1)
191 Spring Street	Office	Lexington, MA	—	2,850	27,166	22,299	3,138	49,177	—	—	52,315	26,130	1971/1995	(1)

Boston Properties, Inc.

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2007

(dollars in thousands)

				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
303 Almaden Boulevard	Office	San Jose, CA	—	10,836	35,606	3,629	10,929	39,142	—	—	50,071	1,827	1995	(1)
New Dominion Technology Park, Bldg. One	Office	Herndon, VA	54,042	3,880	43,227	3,646	4,555	46,198	—	—	50,753	10,023	2001	(1)
1301 New York Avenue	Office	Washington, DC	23,410	9,250	18,750	20,353	9,832	38,521	—	—	48,353	10,546	1983/1998	(1)
Sumner Square	Office	Washington, DC	26,936	624	28,745	14,700	1,448	42,621	—	—	44,069	12,559	1985	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	3,384	16,795	27,720	—	—	44,515	8,130	1999	(1)
University Place	Office	Cambridge, MA	20,340	—	37,091	5,503	370	42,224	—	—	42,594	12,199	1985	(1)
Quorum Office Park	Office	Chelmsford, MA	—	3,750	32,454	5,085	5,165	36,124	—	—	41,289	6,501	2001	(1)
2600 Tower Oaks Boulevard	Office	Rockville, MD	—	4,243	31,125	4,245	4,766	34,847	—	—	39,613	9,203	2001	(1)
12290 Sunrise Valley Drive	Office	Reston, VA	—	3,594	32,977	1,282	3,986	33,867	—	—	37,853	2,357	2006	(1)
One Cambridge Center	Office	Cambridge, MA	—	134	25,110	9,833	521	34,556	—	—	35,077	17,033	1987	(1)
Bedford Business Park	Office	Bedford, MA	16,860	534	3,403	31,157	2,191	32,903	—	—	35,094	15,953	1980	(1)
500 E Street	Office	Washington, DC	—	109	22,420	9,545	2,335	29,739	—	—	32,074	15,098	1987	(1)
Eight Cambridge Center	Office	Cambridge, MA	24,486	850	25,042	2,042	1,305	26,629	—	—	27,934	5,493	1999	(1)
10 and 20 Burlington Mall Road	Office	Burlington, MA	19,533	930	6,928	12,253	790	19,321	—	—	20,111	10,276	1984-1989/95-96	(1)
201 Spring Street	Office	Lexington, MA	—	2,849	15,303	1,454	3,115	16,491	—	—	19,606	6,144	1997	(1)
Ten Cambridge Center	Office	Cambridge, MA	31,436	1,299	12,943	6,013	2,371	17,884	—	—	20,255	7,685	1990	(1)
Montvale Center	Office	Gaithersburg, MD	25,000	1,574	9,786	7,021	2,546	15,835	—	—	18,381	7,995	1987	(1)
40 Shattuck Road	Office	Andover, MA	—	709	14,740	1,815	889	16,375	—	—	17,264	3,369	2001	(1)
6601 & 6605 Springfield Center Drive	Office	Springfield, VA	—	14,041	2,375	—	13,875	2,375	166	—	16,416	471	1990	(1)
Three Cambridge Center	Office	Cambridge, MA	—	174	12,200	4,100	355	16,119	—	—	16,474	7,876	1987	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	13,031	1,252	14,203	—	—	15,455	7,997	1982	(1)
103 4th Avenue	Office	Waltham, MA	—	11,911	2,507	—	11,911	2,507	—	—	14,418	833	1961	(1)
181 Spring Street	Office	Lexington, MA	—	1,066	9,520	2,915	1,155	12,346	—	—	13,501	2,866	1999	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	4,246	793	10,795	—	—	11,588	5,749	1985	(1)
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	524	786	9,676	—	—	10,462	2,425	1997	(1)
91 Hartwell Avenue	Office	Lexington, MA	15,981	784	6,464	3,085	931	9,402	—	—	10,333	5,005	1985	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	1,911	1,850	8,324	—	—	10,174	3,852	1990	(1)
Waltham Office Center	Office	Waltham, MA	—	422	2,719	6,621	578	8,438	—	746	9,762	5,399	1968-1970/87-88	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	5,918	418	9,000	—	—	9,418	4,234	1979	(1)
Eleven Cambridge Center	Office	Cambridge, MA	—	121	5,535	3,647	315	8,988	—	—	9,303	4,817	1984	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	1,756	1,426	6,176	—	—	7,602	1,820	1987	(1)
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	2,862	595	6,915	—	—	7,510	3,603	1984	(1)
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	2,880	652	6,442	—	—	7,094	3,840	1982	(1)

Boston Properties, Inc.

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2007

(dollars in thousands)

				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,773	204	659	4,926	—	—	5,585	1,822	2002	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	3,826	309	5,628	—	—	5,937	4,995	1968- 1979/1987	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	1,967	401	5,453	—	—	5,854	2,883	1985	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	4,828	544	5,362	—	—	5,906	2,622	1986	(1)
Fourteen Cambridge Center	Office	Cambridge, MA	—	110	4,483	1,191	265	5,519	—	—	5,784	2,975	1983	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	929	771	3,365	—	—	4,136	1,606	1989	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	945	91	3,562	—	—	3,653	1,785	1988	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	1,405	394	2,857	—	—	3,251	1,412	1984	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	1,301	610	2,482	—	—	3,092	1,676	1982	(1)
164 Lexington Road	Office	Billerica, MA	—	592	1,370	407	641	1,728	—	—	2,369	536	1982	(1)
17 Hartwell Avenue	Office	Lexington, MA	—	26	150	801	63	914	—	—	977	792	1968	(1)
Cambridge Center Marriott	Hotel	Cambridge, MA	—	478	37,918	23,248	1,165	60,479	—	—	61,644	27,572	1986	(1)
Cambridge Center East Garage	Garage	Cambridge, MA	—	—	35,035	790	86	35,739	—	—	35,825	964	1984	(1)
Cambridge Center West Garage	Garage	Cambridge, MA	—	1,256	15,697	659	1,421	16,191	—	—	17,612	899	2006	(1)
Cambridge Center North Garage	Garage	Cambridge, MA	—	1,163	11,633	2,478	1,558	13,716	—	—	15,274	5,699	1990	(1)
Mountain View Research/Technology Parks	Held For Sale	Mountain View, CA	—		221,606	—	—	221,606	—	—	221,606	—	1970-1973	(1)
250 West 55th Street	Development	New York, NY	—	—	—	287,126	—	—	—	287,126	287,126	—	Various	N/A
South of Market	Development	Reston, VA	122,923	—	—	166,144	—	—	—	166,144	166,144	—	Various	N/A
Russia Wharf	Development	Boston, MA	—	—	—	127,546	—	—	—	127,546	127,546	—	Various	N/A
77 CityPoint	Development	Waltham, MA	—	—	—	61,386	—	—	—	61,386	61,386	—	Various	N/A
One Preserve Parkway	Development	Rockville, MD	—	—	—	37,423	—	—	—	37,423	37,423	—	Various	N/A
Wisconsin Place	Development	Chevy Chase, MD	—	—	—	7,931	—	—	—	7,931	7,931	—	Various	N/A
George Washington University	Development	Washington, DC	—	—	—	4,004	—	—	—	4,004	4,004	—	Various	N/A
Plaza at Almaden	Land	San Jose, CA	—	—	—	36,316	—	—	36,316	—	36,316	—	Various	N/A
Tower Oaks Master Plan	Land	Rockville, MD	—	—	—	28,882	—	—	28,882	—	28,882	—	Various	N/A
Springfield Metro Center	Land	Springfield, VA	—	—	—	27,113	—	—	27,113	—	27,113	—	Various	N/A
Weston Corporate Center	Land	Weston, MA	—	—	—	24,101	—	—	24,101	—	24,101	—	Various	N/A
Prospect Hill	Land	Waltham, MA	—	—	—	23,404	—	—	23,404	—	23,404	—	Various	N/A
Washingtonian North	Land	Gaithersburg, MD	—	—	—	17,493	—	—	17,493	—	17,493	—	Various	N/A
Reston Eastgate	Land	Reston, VA	—	—	—	9,227	—	—	9,227	—	9,227	—	Various	N/A
Reston Gateway	Land	Reston, VA	—	—	—	9,207	—	—	9,207	—	9,207	—	Various	N/A
Crane Meadow	Land	Marlborough, MA	—	—	—	8,717	—	—	8,717	—	8,717	—	Various	N/A
Broad Run Business Park	Land	Loudon County, VA	—	—	—	7,276	—	—	7,276	—	7,276	—	Various	N/A

Boston Properties, Inc.

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2007

(dollars in thousands)

				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
20 F Street	Land	Washington, DC	—	—	—	5,356	—	—	5,356	—	5,356	—	Various	N/A
Cambridge Master Plan	Land	Cambridge, MA	—	—	—	4,819	—	—	1,985	2,834	4,819	—	Various	N/A
30 Shattuck Road	Land	Andover, MA	—	—	—	1,137	—	—	1,137	—	1,137	—	Various	N/A

			$2,726,127	$1,736,292	$6,111,876	$2,381,253	$1,846,522	$7,432,138	$249,999	$700,762	$10,229,421	$1,519,795		N/A

The aggregate cost and accumulated depreciation for tax purposes was approximately $8.9 billion and $1.6 billion, respectively.

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

Boston Properties, Inc.

Real Estate and Accumulated Depreciation

December 31, 2007

(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2007	2006	2005
Real Estate:
Balance at the beginning of the year	$9,568,495	$9,126,812	$9,256,637
Additions to/improvements of real estate	1,426,683	877,860	450,641
Assets sold/written-off	(765,757)	(436,177)	(580,466)

Balance at the end of the year	$10,229,421	$9,568,495	$9,126,812

Accumulated Depreciation:
Balance at the beginning of the year	$1,416,219	$1,250,005	$1,122,806
Depreciation expense	245,077	236,883	231,790
Assets sold/written-off	(141,501)	(70,669)	(104,591)

Balance at the end of the year	$1,519,795	$1,416,219	$1,250,005

Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

(b)	Exhibits

3.1	Form of Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

3.2	Form of Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

3.3	Amendment No. 1 to Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.3 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 24, 2000.)

3.4	Amendment No. 2 to Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.4 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 26, 2004.)

3.5	Amendment No. 3 to Amended and Restated By-Laws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Form 8-K filed on October 19, 2007.)

3.6

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

4.2	Form of Certificate of Designations for Series A Preferred Stock. (Incorporated by reference to Exhibit 99.26 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)

4.3	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.3 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

4.4

Indenture, dated as of December 13, 2002, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Current Report on Form 8-K/A filed on December 13, 2002.)

4.5

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

4.7

Supplemental Indenture No. 3, dated as of March 18, 2003, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 5.625% Senior Note due 2015. (Incorporated by reference to Exhibit 4.6 to Boston Properties Limited Partnership’s Amendment No. 3 to Form 10 filed on May 13, 2003.)

4.8

Supplemental Indenture No. 4, dated as of May 22, 2003, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 5.00% Senior Note due 2015. (Incorporated by reference to Exhibit 4.2 to Boston Properties Limited Partnership’s Form S-4 filed on June 13, 2003, File No. 333-106127.)

4.9

Supplemental Indenture No. 5, dated as of April 6, 2006, by and between Boston Properties Limited Partnership and The Bank of New York Trust Company, N.A., as Trustee, including a form of the 3.75% Exchangeable Senior Note due 2036. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on May 10, 2006.)

4.10

Supplemental Indenture No. 6, dated February 6, 2007, by and between Boston Properties Limited Partnership and The Bank of New York Trust Company, N.A., as Trustee, including a form of the 2.875% Exchangeable Senior Note due 2037. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of Boston Properties Limited Partnership filed on February 6, 2007.)

4.11

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

10.4*

Forty-Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of April 11, 2003, by Boston Properties, Inc., as general partner. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.5*

Seventy-Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of January 24, 2008, by Boston Properties, Inc., as general partner. (Incorporated by reference to Exhibit 10.3 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 29, 2008.)

10.6*

Second Amendment and Restatement of Boston Properties, Inc. 1997 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit A to Boston Properties, Inc.’s Proxy Statement on Schedule 14A filed on April 6, 2007.)

10.7*	Form of 2008 Outperformance Award Agreement. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 29, 2008.)

10.8*	Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.59 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005.)

10.9*

First Amendment to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.60 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005.)

10.10*

Second Amendment to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.61 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005.)

10.11*

Form of Employee Long Term Incentive Unit Vesting Agreement under the Boston Properties, Inc. Amended and Restated 1997 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.68 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 26, 2004.)

10.12*

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

10.14*

Form of Employee Restricted Stock Award Agreement under the Boston Properties, Inc. 1997 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2004.)

10.15*

Form of Director Restricted Stock Award Agreement under the Boston Properties, Inc. Amended and Restated 1997 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2004.)

10.16*	Boston Properties Deferred Compensation Plan effective, March 1, 2002. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2002.)

10.17*

Employment Agreement by and between Mortimer B. Zuckerman and Boston Properties, Inc. dated as of January 17, 2003. (Incorporated by reference to Exhibit 10.7 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.18*

First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.19*

Amended and Restated Employment Agreement by and between Edward H. Linde and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.8 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.20*

First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Edward H. Linde. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.21*

Employment Agreement by and between Douglas T. Linde and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.12 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.22*

First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Douglas T. Linde. (Incorporated by reference to Exhibit 10.3 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.23*

Amended and Restated Employment Agreement by and between Raymond A. Ritchey and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.15 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.24*

First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Raymond A. Ritchey. (Incorporated by reference to Exhibit 10.4 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.25*

Amended and Restated Employment Agreement by and between E. Mitchell Norville and Boston Properties, Inc. dated as of August 25, 2005. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2005.)

10.26*

First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and E. Mitchell Norville. (Incorporated by reference to Exhibit 10.5 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.27*

Employment Agreement by and between Michael E. LaBelle and Boston Properties, Inc. dated as of January 24, 2008. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 29, 2008.)

10.28*

Employment Agreement by and between Peter D. Johnston and Boston Properties, Inc. dated as of August 25, 2005. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2005.)

10.29*

First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Peter D. Johnston. (Incorporated by reference to Exhibit 10.6 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.30*

Employment Agreement by and between Bryan J. Koop and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.10 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.31*

First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Bryan J. Koop. (Incorporated by reference to Exhibit 10.7 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.32*

Amended and Restated Employment Agreement by and between Robert E. Selsam and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.16 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.33*

First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Robert E. Selsam. (Incorporated by reference to Exhibit 10.8 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.34*

Compensation Agreement between Boston Properties, Inc. and Robert E. Selsam, dated as of August 10, 1995 relating to 90 Church Street. (Incorporated by reference to Exhibit 10.26 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

10.35*

Employment Agreement by and between Robert E. Pester and Boston Properties, Inc. dated as of December 16, 2002. (Incorporated by reference to Exhibit 10.14 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.36*

First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Robert E. Pester. (Incorporated by reference to Exhibit 10.9 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.37*

Employment Agreement by and between Mitchell S. Landis and Boston Properties, Inc. dated as of November 26, 2002. (Incorporated by reference to Exhibit 10.11 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.38*

First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Mitchell S. Landis. (Incorporated by reference to Exhibit 10.10 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.39*

Senior Executive Severance Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.17 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.40*

First Amendment to the Senior Executive Severance Agreement, dated as of November 1, 2007, by and among Boston Properties, Inc., Boston Properties Limited Partnership and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.11 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.41*

Senior Executive Severance Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and Edward H. Linde. (Incorporated by reference to Exhibit 10.18 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.42*

First Amendment to the Senior Executive Severance Agreement, dated as of November 1, 2007, by and among Boston Properties, Inc., Boston Properties Limited Partnership and Edward H. Linde. (Incorporated by reference to Exhibit 10.12 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.43*	Boston Properties, Inc. Senior Executive Severance Plan. (Incorporated by reference to Exhibit 10.19 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.44*

First Amendment to the Boston Properties, Inc. Senior Executive Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.13 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.45*

Boston Properties, Inc. Executive Severance Plan, dated as of July 30, 1998. (Incorporated by reference to Exhibit 10.20 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.46*

First Amendment to the Boston Properties, Inc. Executive Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.14 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.47*

Boston Properties, Inc. Officer Severance Plan, dated as of July 30, 1998. (Incorporated by reference to Exhibit 10.15 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.48*

First Amendment to the Boston Properties, Inc. Officer Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.16 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.49*

Form of Indemnification Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and certain officers and directors of the Company. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2004.)

10.50*

Omnibus Option Agreement by and among Boston Properties Limited Partnership and the Grantors named therein, dated as of April 9, 1997. (Incorporated by reference to Exhibit 10.6 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

10.51

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

10.52

Contribution and Conveyance Agreement concerning the Carnegie Portfolio, dated June 30, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, and the parties named therein as Landis Parties. (Incorporated by reference to Exhibit 99.3 to Boston Properties, Inc.’s Current Report on Form 8-K filed on July 15, 1998.)

10.53

Contribution Agreement, dated June 30, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, and the parties named therein as Landis Parties. (Incorporated by reference to Exhibit 99.4 to Boston Properties, Inc.’s Current Report on Form 8-K filed on July 15, 1998.)

10.54

Agreement, dated as of October 21, 2004, by and among Boston Properties Limited Partnership, Boston Properties, Inc., Alan B. Landis, The Landis Group, ABL Capital Corp. and Princeton Land Partners, L.L.C. (Incorporated by reference to Exhibit 99.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on October 25, 2004.)

10.55

Development Agreement, dated as of June 30, 1998, by and among Boston Properties Limited Partnership, ABL Capital Corp. and Princeton Land Partners, L.L.C. (Incorporated by reference to Exhibit 99.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on October 25, 2004.)

10.56

First Amendment to Development Agreement, dated as of October 21, 2004, by and among Boston Properties Limited Partnership, ABL Capital Corp. and Princeton Land Partners, L.L.C. (Incorporated by reference to Exhibit 99.3 to Boston Properties, Inc.’s Current Report on Form 8-K filed on October 25, 2004.)

10.57

Purchase and Sale Agreement, dated as of November 12, 1998, by and between Two Embarcadero Center West and BP OFR LLC. (Incorporated by reference to Exhibit 99.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)

10.58

Contribution Agreement, dated as of November 12, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, Embarcadero Center Investors Partnership and the partners in Embarcadero Center Investors Partnership listed on Exhibit A thereto. (Incorporated by reference to Exhibit 99.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)

10.59

Contribution Agreement, dated as of November 12, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, Three Embarcadero Center West and the partners in Three Embarcadero Center West listed on Exhibit A thereto. (Incorporated by reference to Exhibit 99.3 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)

10.60

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

10.61

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

10.62

Master Agreement by and between New York State Common Retirement Fund and Boston Properties Limited Partnership, dated as of May 12, 2000. (Incorporated by reference to Exhibit 10.54 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 30, 2001.)

10.63

Contract of Sale, dated as of February 6, 2001, by and between Dai-Ichi Life Investment Properties, Inc., as seller, and Skyline Holdings LLC, as purchaser. (Incorporated by reference to Exhibit 99.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 10, 2001.)

10.64

Agreement to Enter into Assignment and Assumption of Unit Two Contract of Sale, dated as of February 6, 2001, by and between Dai-Ichi Life Investment Properties, Inc., as assignor, and Skyline Holdings II LLC, as assignee. (Incorporated by reference to Exhibit 99.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 10, 2001.)

10.65

Contract of Sale, dated as of November 22, 2000, by and between Citibank, N.A., as seller, and Dai-Ichi Life Investment Properties, Inc., as purchaser. (Incorporated by reference to Exhibit 99.3 to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 10, 2001.)

10.66

Assignment and Assumption Agreement, dated as of April 25, 2001, by and between Skyline Holdings LLC, as assignor, and BP/CGCenter I LLC, as assignee. (Incorporated by reference to Exhibit 99.4 to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 10, 2001.)

10.67

Assignment and Assumption Agreement, dated as of April 25, 2001, by and between Skyline Holdings II LLC, as assignor, and BP/CGCenter II LLC, as assignee. (Incorporated by reference to Exhibit 99.5 to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 10, 2001.)

10.68

Assignment and Assumption of Contract of Sale, dated as of April 25, 2001, by and among Dai-Ichi Life Investment Properties, Inc., as assignor, BP/CGCenter II LLC, as assignee, and Citibank, N.A., as seller. (Incorporated by reference to Exhibit 99.6 to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 10, 2001.)

10.69

Amended and Restated Operating Agreement of BP/CGCenter Acquisition Co. LLC, a Delaware limited liability company. (Incorporated by reference to Exhibit 99.7 to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 10, 2001.)

10.70

Purchase and Sale Agreement between BP 280 Park Avenue LLC and Istithmar Building FZE dated April 25, 2006. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on May 10, 2006.)

10.71

Purchase and Sale Agreement, dated as of November 17, 2006, between No. 5 Times Square Development LLC and AVR Crossroads LLC. (Incorporated by reference to Exhibit 2.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on February 16, 2007.)

10.72

Amendment to Purchase and Sale Agreement, dated as of February 15, 2007, between No. 5 Times Square Development LLC and AVR Crossroads LLC. (Incorporated by reference to Exhibit 2.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on February 16, 2007.)

10.73

ESAC Receivable Sale Agreement, dated as of November 17, 2006, between No. 5 Times Square Development LLC and AVR Crossroads LLC. (Incorporated by reference to Exhibit 2.3 to Boston Properties, Inc.’s Current Report on Form 8-K filed on February 16, 2007.)

10.74

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

Boston Properties, Inc.

Date:	By: /s/ Michael E. LaBelle
February 29, 2008	Michael E. LaBelle
Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

February 29, 2008	By: /s/ Mortimer B. Zuckerman
Mortimer B. Zuckerman Chairman of the Board of Directors

By: /s/ Edward H. Linde
Edward H. Linde
Chief Executive Officer and Director

By: /s/ Lawrence S. Bacow
Lawrence S. Bacow
Director

By: /s/ Zoë Baird
Zoë Baird
Director

By: /s/ Carol B. Einiger
Carol B. Einiger
Director

By: /s/ Alan J. Patricof
Alan J. Patricof
Director

By: /s/ Richard E. Salomon
Richard E. Salomon
Director

By: /s/ Martin Turchin
Martin Turchin
Director

By: /s/ David A. Twardock
David A. Twardock
Director

By: /s/ Michael E. LaBelle
Michael E. LaBelle
Senior Vice President, Chief Financial Officer and Principal Financial Officer

By: /s/ Arthur S. Flashman
Arthur S. Flashman
Vice President, Controller and Principal Accounting Officer