Form 10-Q
period 2008-03-31
BOSTON PROPERTIES INC
filed 2008-05-12
CIK 1037540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	119,699,830
(Class)	(Outstanding on May 2, 2008)

BOSTON PROPERTIES, INC.

FORM 10-Q

for the quarter ended March 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1—Financial	Statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and par value amounts)

	March 31, 2008	December 31, 2007
ASSETS
Real estate, at cost	$9,231,874	$9,077,528
Real estate held for sale, net	—	221,606
Construction in process	619,165	700,762
Land held for future development	266,555	249,999
Less: accumulated depreciation	(1,589,686)	(1,531,707)

Total real estate	8,527,908	8,718,188
Cash and cash equivalents	794,643	1,506,921
Cash held in escrows	57,640	186,839
Investments in securities	23,404	22,584
Tenant and other receivables (net of allowance for doubtful accounts of $1,804 and $1,901, respectively)	34,580	58,074
Related party note receivable	100,000	—
Accrued rental income (net of allowance of $1,426 and $829, respectively)	313,011	300,594
Deferred charges, net	294,002	287,199
Prepaid expenses and other assets	51,357	30,566
Investments in unconsolidated joint ventures	152,942	81,672

Total assets	$10,349,487	$11,192,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$2,760,620	$2,726,127
Unsecured senior notes (net of discount of $2,973 and $3,087, respectively)	1,472,027	1,471,913
Unsecured exchangeable senior notes (net of discount of $17,315 and $18,374, respectively)	1,295,185	1,294,126
Accounts payable and accrued expenses	128,769	145,692
Dividends and distributions payable	105,150	944,870
Accrued interest payable	47,355	54,487
Other liabilities	221,432	232,705

Total liabilities	6,030,538	6,869,920

Commitments and contingencies	—	—

Minority interests	654,512	653,892

Stockholders’ equity:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 119,747,970 and 119,581,385 issued and 119,669,070 and 119,502,485 outstanding in 2008 and 2007, respectively	1,197	1,195
Additional paid-in capital	3,317,643	3,305,219
Earnings in excess of dividends	401,410	394,324
Treasury common stock at cost, 78,900 shares in 2008 and 2007	(2,722)	(2,722)
Accumulated other comprehensive loss	(53,091)	(29,191)

Total stockholders’ equity	3,664,437	3,668,825

Total liabilities and stockholders’ equity	$10,349,487	$11,192,637

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2008	2007
	(in thousands, except for per share amounts)
Revenue
Rental:
Base rent	$281,394	$270,672
Recoveries from tenants	48,884	46,286
Parking and other	16,501	15,321

Total rental revenue	346,779	332,279
Hotel revenue	6,524	6,709
Development and management services	5,477	4,727
Interest and other	11,779	16,988

Total revenue	370,559	360,703

Expenses
Real estate operating:
Rental	117,733	112,871
Hotel	5,897	6,014
General and administrative	19,588	16,808
Interest	67,839	73,926
Depreciation and amortization	74,671	69,772
Net derivative losses	3,788	—
Losses from early extinguishments of debt	—	722

Total expenses	289,516	280,113

Income before minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gains on sales of real estate and discontinued operations	81,043	80,590
Minority interests in property partnerships	(625)	—
Income from unconsolidated joint ventures	1,042	965

Income before minority interest in Operating Partnership, gains on sales of real estate and discontinued operations	81,460	81,555
Minority interest in Operating Partnership	(13,024)	(10,928)

Income before gains on sales of real estate and discontinued operations	68,436	70,627
Gains on sales of real estate, net of minority interest	20,025	619,206

Income before discontinued operations	88,461	689,833
Discontinued operations:
Income from discontinued operations, net of minority interest	—	2,626
Gain on sale of real estate from discontinued operations, net of minority interest	—	161,848

Net income available to common shareholders	$88,461	$854,307

Basic earnings per common share:
Income available to common shareholders before discontinued operations	$0.74	$5.75
Discontinued operations, net of minority interest	—	1.39

Net income available to common shareholders	$0.74	$7.14

Weighted average number of common shares outstanding	119,536	118,177

Diluted earnings per common share:
Income available to common shareholders before discontinued operations	$0.73	$5.63
Discontinued operations, net of minority interest	—	1.36

Net income available to common shareholders	$0.73	$6.99

Weighted average number of common and common equivalent shares outstanding	121,022	120,647

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2008	2007
	(in thousands)
Net income available to common shareholders	$88,461	$854,307
Other comprehensive income (loss):
Effective portion of interest rate contracts	(23,802)	—
Amortization of interest rate contracts	(98)	84

Other comprehensive income (loss)	(23,900)	84

Comprehensive income	$64,561	$854,391

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income available to common shareholders	$88,461	$854,307
Adjustments to reconcile net income available to common shareholders to net cash provided by operating activities:
Depreciation and amortization	74,671	71,086
Non-cash portion of interest expense	2,360	2,306
Non-cash compensation expense	5,433	3,214
Losses from early extinguishments of debt	—	722
Net derivative losses	3,788	—
Losses on investments in securities	846	—
Minority interests in property partnerships	625	—
Distributions in excess of earnings from unconsolidated joint ventures	897	1,473
Minority interest in Operating Partnership	16,437	152,712
Gains on sales of real estate	(23,438)	(922,378)
Change in assets and liabilities:
Cash held in escrows	2,878	2,620
Tenant and other receivables, net	23,494	6,253
Accrued rental income, net	(12,417)	(13,020)
Prepaid expenses and other assets	(29,098)	(23,028)
Accounts payable and accrued expenses	(10,541)	(6,511)
Accrued interest payable	(7,132)	1,476
Other liabilities	(13,919)	(1,302)
Tenant leasing costs	(20,531)	(4,754)

Total adjustments	14,353	(729,131)

Net cash provided by operating activities	102,814	125,176

Cash flows from investing activities:
Acquisitions/additions to real estate	(91,509)	(505,821)
Proceeds from redemptions of investments in securities	6,641	—
Net investments in unconsolidated joint ventures	(72,167)	(9,717)
Net proceeds from the sale of real estate released from escrow	126,321	—
Proceeds from note receivable	23,000	—
Net proceeds from the sales of real estate	98,074	1,461,014

Net cash provided by investing activities	90,360	945,476

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2008	2007
	(in thousands)
Cash flows from financing activities:
Borrowings on unsecured line of credit	—	185,000
Repayments of unsecured line of credit	—	(185,000)
Proceeds from mortgage notes payable	65,232	938,740
Repayments of mortgage notes payable	(30,739)	(711,664)
Proceeds from unsecured exchangeable senior notes	—	840,363
Proceeds from real estate financing transaction	—	1,610
Payments on real estate financing transactions	(1,523)	(2,915)
Dividends and distributions	(936,390)	(845,500)
Net proceeds from equity transactions	(1,528)	12,881
Contributions from (distributions to) minority interest holders, net	(458)	1,723
Redemption of minority interest	—	(10,625)
Deferred financing costs	(46)	(4,717)

Net cash provided by (used in) financing activities	(905,452)	219,896

Net increase (decrease) in cash and cash equivalents	(712,278)	1,290,548
Cash and cash equivalents, beginning of period	1,506,921	725,788

Cash and cash equivalents, end of period	$794,643	$2,016,336

Supplemental disclosures:
Cash paid for interest	$82,096	$74,452

Interest capitalized	$9,485	$4,308

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$2,304	$4,056

Dividends and distributions declared but not paid	$105,150	$105,284

Conversions of Minority interests to Stockholders’ equity	$3,298	$23,202

Basis adjustment to real estate in connection with conversions of Minority interests to Stockholders’ equity	$7,832	$96,408

Mortgage notes payable assumed in connection with the acquisition of real estate	$—	$65,224

Note receivable issued in connection with the transfer of real estate	$123,000	$—

Issuance of restricted securities to employees and directors	$42,861	$17,658

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties, Inc. (the “Company”), a Delaware corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the sole general partner of Boston Properties Limited Partnership (the “Operating Partnership”) and at March 31, 2008 owned an approximate 84.2% (84.0% at March 31, 2007) general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2008, the Company issued LTIP Units in connection with the granting to employees of 2008 outperformance awards (also referred to as “2008 OPP Units”). Because the rights, preferences and privileges of 2008 OPP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude 2008 OPP Units. For a complete description of the terms of the 2008 OPP Units, see Note 11.

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

At March 31, 2008, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be converted into OP Units at the election of the holder thereof or the Operating Partnership in accordance with the amendment to the partnership agreement (See also Note 7).

All references herein to the Company refer to Boston Properties, Inc. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

Properties

At March 31, 2008, the Company owned or had interests in a portfolio of 139 commercial real estate properties (compared to 139 and 135 properties at December 31, 2007 and March 31, 2007, respectively) (the “Properties”) aggregating approximately 43.9 million net rentable square feet (compared to approximately 43.8 million and 42.9 million net rentable square feet at December 31, 2007 and March 31, 2007, respectively), including 12 properties under construction totaling approximately 3.6 million net rentable square feet, and structured parking for approximately 32,278 vehicles containing approximately 10.0 million square feet. At March 31, 2008, the Properties consist of:

•	135 office properties, including 115 Class A office properties (including 12 properties under construction) and 20 Office/Technical properties;

•	one hotel; and

•	three retail properties.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company owns or controls undeveloped land parcels totaling approximately 606.2 acres. In addition, the Company has a minority interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At March 31, 2008, the Value-Added Fund had investments in 26 buildings comprised of an office property in Chelmsford, Massachusetts and office complexes in San Carlos and Mountain View, California.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2007.

3. Real Estate Activity During the Three Months Ended March 31, 2008

Development

On February 5, 2008, the Company executed a 60-year ground lease with The George Washington University for the redevelopment of a site at Pennsylvania Avenue and Washington Circle in the District of Columbia as a mixed-use project comprised of approximately 440,000 square feet of office, 84,000 square feet of retail and 328,000 square feet of residential space.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three months ended March 31, 2008, a consolidated joint venture in which the Company has a 50% interest placed in-service 505 9th Street, a 322,000 net rentable square foot Class A office property located in Washington, D.C.

Dispositions

On January 7, 2008, the Company transferred at cost Mountain View Research Park and Mountain View Technology Park to its Value-Added Fund for an aggregate of approximately $221.6 million. The Research Park properties are comprised of sixteen Class A office and office/technical properties aggregating approximately 601,000 net rentable square feet located in Mountain View, California. The Technology Park properties are comprised of seven office/technical properties aggregating approximately 135,000 net rentable square feet located in Mountain View, California. In consideration for the transfer, the Company received approximately $98.6 million of cash and a promissory note having a principal amount of $123.0 million. The promissory note bears interest at a fixed rate of 7% per annum and matures in October 2008, subject to extension at the option of the Value-Added Fund until April 2009. On March 27, 2008, the Value-Added Fund repaid $23.0 million of the financing with proceeds from third-party mortgage financing collateralized by the Mountain View Technology Park properties. The outstanding balance of the promissory note totaling $100.0 million at March 31, 2008 has been reflected under the caption “Related party note receivable” within the Company’s Consolidated Balance Sheets.

During the three months ended March 31, 2008, the Company signed a new qualifying lease for approximately 17,454 net rentable square feet of its remaining 25,409 net rentable square foot master lease obligation related to the 2006 sale of 280 Park Avenue resulting in the recognition of approximately $20.0 million (net of minority interest share of approximately $3.4 million) as additional gain on sale of real estate. The Company had deferred approximately $67.3 million of the gain on sale of 280 Park Avenue, which amount represented the maximum obligation under the master lease. As of March 31, 2008, the remaining master lease obligation totaled approximately $2.3 million.

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at March 31, 2008:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%

The Metropolitan Square Associates LLC	Metropolitan Square	51.0	%(1)

BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(2)

Wisconsin Place Entities	Wisconsin Place	23.9	%(3)(4)

Eighth Avenue and 46th Street Entities	Eighth Avenue and 46th Street	50.0	%(3)

Boston Properties Office Value-Added Fund, L.P.	300 Billerica Road, One & Two Circle Star Way and Mountain View Research and Technology Parks	36.9	%(2)(5)

Annapolis Junction NFM, LLC	Annapolis Junction	50.0	%(3)

(1)	This joint venture is accounted for under the equity method due to participatory rights of the outside partner.
(2)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(3)	These properties are not in operation (i.e., under construction or assembled land).
(4)	Represents the Company’s effective ownership interest. The Company has a 66.67%, 5% and 0% interest in the office, retail and residential joint venture entities, respectively, which each own a 33.33% interest in the entity developing and owning the land and infrastructure of the project.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)	Represents the Company’s effective ownership interest. The Company has a 25.0% interest in the 300 Billerica Road and One & Two Circle Star Way properties and a 39.5% interest in the Mountain View Research and Technology Park properties.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

On January 7, 2008, the Company transferred at cost Mountain View Research Park and Mountain View Technology Park to its Value-Added Fund for an aggregate of approximately $221.6 million. The Research Park properties are comprised of sixteen Class A office and office/technical properties aggregating approximately 601,000 net rentable square feet located in Mountain View, California. The Technology Park properties are comprised of seven office/technical properties aggregating approximately 135,000 net rentable square feet located in Mountain View, California. In consideration for the transfer, the Company received approximately $98.6 million of cash and a promissory note having a principal amount of $123.0 million. The promissory note bears interest at a fixed rate of 7% per annum and matures in October 2008, subject to extension at the option of the Value-Added Fund until April 2009. In connection with the transfer of the Research Park and Technology Park properties to the Value-Added Fund, the Company and its partners agreed to certain modifications to the Value-Added Fund’s original terms, including bifurcating the Value-Added Fund’s promote structure such that Research Park and Technology Park will be accounted for separately from the non-Mountain View properties owned by the Value-Added Fund (i.e., Circle Star and 300 Billerica Road). As a result of the modifications, the Company’s interest in the Mountain View properties is approximately 39.5% and its interest in the non-Mountain View properties is 25%. This investment completes the investment commitments from the Value-Added Fund partners. On March 27, 2008, the Value-Added Fund obtained third-party mortgage financing totaling $26.0 million (of which $24.0 million was disbursed at March 31, 2008) collateralized by the Mountain View Technology Park properties. The third-party mortgage financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum and matures on March 31, 2011 with two, one-year extension options. The proceeds of the third-party mortgage financing were used to repay $23.0 million of the financing provided by the Company.

On January 29, 2008, the Wisconsin Place joint venture entity that owns and is developing the land and infrastructure components of the project (the “Land and Infrastructure Entity”) (a joint venture entity in which the Company owns an effective interest of approximately 23.89%) executed a second amendment to its construction loan agreement. The construction financing consisted of a $69.1 million commitment, bearing interest at a per annum variable rate equal to LIBOR plus 1.50% and maturing on March 11, 2009. The outstanding balance on the construction loan was approximately $52.6 million on the $69.1 million commitment. The amended agreement provides for a reduction in the loan commitment amount to $36.9 million. The reduction relates to the repayment of the office portion of the outstanding balance totaling approximately $24.9 million and an additional reduction in the borrowing capacity of approximately $7.3 million with a corresponding release of collateral in conjunction with the Wisconsin Place joint venture entity that owns and is developing the office component of the project (a consolidated joint venture entity in which the Company owns a 66.67% interest) obtaining new construction financing.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	March 31, 2008	December 31, 2007
ASSETS	(in thousands)
Real estate and development in process, net	$929,146	$700,646
Other assets	119,486	109,318

Total assets	$1,048,632	$809,964

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$668,569	$565,568
Other liabilities	32,325	39,290
Members’/Partners’ equity	347,738	205,106

Total liabilities and members’/partners’ equity	$1,048,632	$809,964

Company’s share of equity	$150,359	$79,074
Basis differentials(1)	2,583	2,598

Carrying value of the Company’s investments in unconsolidated joint ventures	$152,942	$81,672

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. Basis differentials occur primarily upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the joint ventures are as follows:

	For the three months ended March 31,
	2008	2007
	(in thousands)
Total revenue	$30,340	$23,782
Expenses
Operating	10,585	8,598
Interest	9,815	8,421
Depreciation and amortization	8,606	5,584
Loss from early extinguishment of debt	40	—

Total expenses	29,046	22,603

Net income	$1,294	$1,179

Company’s share of net income	$1,042	$965

5. Mortgage Notes Payable

On January 29, 2008, the Wisconsin Place joint venture entity that owns and is developing the office component of the project (a consolidated joint venture entity in which the Company owns a 66.67% interest) obtained construction financing totaling $115.0 million collateralized by the office property. Wisconsin Place is a mixed-use development project consisting of office, retail and residential properties located in Chevy Chase, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures on January 29, 2011 with two, one-year extension options.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 1, 2008, the Company used available cash to repay the mortgage loan collateralized by its Reston Corporate Center property located in Reston, Virginia totaling approximately $20.5 million. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 6.56% per annum and was scheduled to mature on May 1, 2008.

During 2007, the Company commenced an interest rate hedging program for its expected financing activity in 2008 and entered into 11 treasury locks based on a weighted-average 10-year treasury rate of 4.68% per annum on notional amounts aggregating $375.0 million. Nine of the treasury locks with notional amounts aggregating $325.0 million matured on April 1, 2008. The remaining two treasury locks with notional amounts aggregating $50.0 million mature on July 31, 2008. In addition, the Company entered into five forward-starting interest rate swap contracts to lock the 10-year LIBOR swap rate on notional amounts aggregating $150.0 million at a weighted-average forward-starting 10-year swap rate of 5.19% per annum. The 10-year treasury rate is a component of the 10-year swap rate and the swap contracts effectively fixed the 10-year treasury rate at a weighted-average interest rate of 4.51% per annum. The swap contracts go into effect on July 31, 2008 and expire on July 31, 2018. Collectively, all of the foregoing contracts have effectively fixed the 10-year treasury rate at a weighted average interest rate of 4.63% per annum on notional amounts aggregating $525.0 million. The Company entered into the treasury locks and interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the hedged rate in contemplation of obtaining ten-year fixed-rate financings in 2008. In addition, during 2007, the Company entered into an interest rate swap to fix the one-month LIBOR index rate at 4.57% per annum on a notional amount of $96.7 million. This interest rate swap went into effect on October 22, 2007 and expires on October 29, 2008. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments. The Company has formally documented all of its relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. All components of the treasury locks and forward-starting interest rate swap contracts were included in the assessment of hedge effectiveness. During the quarter ended March 31, 2008, the Company modified the estimated dates with respect to its anticipated financings under the interest rate hedging program. As a result, the Company recognized a net derivative loss of approximately $3.8 million representing the partial ineffectiveness of the interest rate contracts. The Company has recorded the changes in fair value of the treasury lock and swap contracts related to the effective portion totaling approximately $49.0 million in Other Liabilities and Accumulated Other Comprehensive Loss within the Company’s Consolidated Balance Sheets. Based on interest rates in effect as of March 31, 2008 and assuming the Company completes financing transactions in accordance with its current plans, the Company expects that within the next twelve months it will reclassify into earnings as an increase in interest expense approximately $3.5 million of the amounts recorded within Accumulated Other Comprehensive Loss relating to the treasury locks and forward-starting interest rate swap contracts.

6. Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

The Company has letter of credit and performance obligations of approximately $28.4 million related to lender and development requirements.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

Insurance

The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”). Prior to TRIPRA, only acts of foreign terrorism could be “certified” for coverage under TRIA. Under TRIPRA, acts of both foreign and domestic terrorism can be “certified” for coverage under TRIA. Currently, the Company’s property insurance program per occurrence limits are $1.0 billion, including coverage for both foreign and domestic acts of terrorism “certified” under TRIA. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage (“NBCR Coverage”) for both foreign and domestic acts of terrorism “certified” under TRIA, which is provided by IXP, LLC as a direct insurer, excluding the Company’s Value-Added Fund properties. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100 million and the coinsurance is 10%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

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

In January 2002, the Company formed a wholly-owned taxable REIT subsidiary, IXP, Inc., to act as a captive insurance company and be one of the elements of the Company’s overall insurance program. On September 27, 2006, IXP, Inc. was merged into IXP, LLC, a wholly owned subsidiary, and all insurance policies issued by IXP, Inc. were cancelled and reissued by IXP, LLC. The term “IXP” refers to IXP, Inc. for the period prior to September 27, 2006 and to IXP, LLC for the period on and subsequent to September 27, 2006. IXP acts as a direct insurer with respect to a portion of the Company’s earthquake insurance coverage for its Greater San Francisco properties and the Company’s NBCR Coverage for both foreign and domestic acts of terrorism “certified” under TRIA. Insofar as the Company owns IXP, it is responsible for its liquidity and capital resources,

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the accounts of IXP are part of the Company’s consolidated financial statements. In particular, if a loss occurs which is covered by the Company’s NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. IXP would also be responsible for any recoupment charges by the Federal Government in the event losses are paid out under TRIA and if IXP maintains the NBCR policy after the payout by the Federal Government. If the Company experiences a loss and IXP is required to pay under its insurance policy, the Company would ultimately record the loss to the extent of IXP’s required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

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

7. Minority Interests

Minority interests relate to the interest in the Operating Partnership not owned by the Company and interests in property partnerships not wholly-owned by the Company. As of March 31, 2008, the minority interest in the Operating Partnership consisted of 20,093,755 OP Units, 958,852 LTIP Units, 1,085,861 2008 OPP Units and 1,113,044 Series Two Preferred Units (or 1,460,688 OP Units on an as converted basis) held by parties other than the Company.

The minority interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $26.0 million at March 31, 2008, are included in Minority Interests on the accompanying Consolidated Balance Sheets.

During the three months ended March 31, 2008, 177,584 OP Units were presented by the holders for redemption and were redeemed by the Company in exchange for an equal number of shares of Common Stock. The aggregate book value of the OP Units that were redeemed, as measured for each OP Unit on the date of its redemption, was approximately $3.3 million. The difference between the aggregate book value and the purchase price of these OP Units was approximately $7.8 million, which increased the recorded value of the Company’s net assets.

On February 5, 2008, the Company issued 1,085,861 2008 OPP Units. Prior to the measurement date, 2008 OPP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of 2008 OPP Units, both vested and unvested, which 2008 OPP award recipients have earned based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit. For a complete description of the terms of the 2008 OPP Units, see Note 11.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Preferred Units at March 31, 2008 consist solely of 1,113,044 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) an increasing rate, ranging from 5.00% to 7.00% per annum (7.00% for the three months ended March 31, 2008 and 2007) on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). Distributions to holders of Preferred Units are recognized on a straight-line basis that approximates the effective interest method.

On January 30, 2008, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit to holders of record as of the close of business on December 31, 2007. In addition, the Operating Partnership paid a special cash distribution on the OP Units and LTIP Units in the amount of $5.98 per unit to holders of record as of the close of business on December 31, 2007. Holders of Series Two Preferred Units will participate in the $5.98 per unit special cash distribution on an as-converted basis in connection with their regular May 2008 distribution payment as provided for in the Operating Partnership’s partnership agreement. At December 31, 2007, the Company had accrued approximately $8.7 million related to the $5.98 per unit special cash distribution payable to holders of the Series Two Preferred Units.

On February 15, 2008, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.89239 per unit.

On March 17, 2008, Boston Properties, Inc., as general partner of the Operating Partnership, declared a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit and a distribution on the 2008 OPP Units in the amount of $0.068 per unit, in each case payable on April 30, 2008 to holders of record as of the close of business on March 31, 2008.

The Series Two Preferred Units may be converted into OP Units at the election of the holder thereof at any time. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company. In lieu of a cash redemption, the Company may elect to acquire such OP Unit for one share of Common Stock. The value of the OP Units (not owned by the Company and including LTIP Units assuming that all conditions have been met for the conversion thereof) and Series Two Preferred Units had such units been redeemed at March 31, 2008 was approximately $1,938.3 million and $134.5 million, respectively, based on the closing price of the Company’s common stock of $92.07 per share on March 31, 2008.

8. Stockholders’ Equity

As of March 31, 2008, the Company had 119,669,070 shares of Common Stock outstanding.

During the three months ended March 31, 2008, the Company issued 177,584 shares of its Common Stock in connection with the redemption of an equal number of OP Units.

On January 30, 2008, the Company paid a dividend in the amount of $0.68 per share of Common Stock to shareholders of record as of the close of business on December 31, 2007. In addition, the Company paid a special cash dividend of $5.98 per share of Common Stock to shareholders of record as of the close of business on December 31, 2007.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 17, 2008, the Company’s Board of Directors declared a dividend in the amount of $0.68 per share of Common Stock payable on April 30, 2008 to shareholders of record as of the close of business on March 31, 2008.

9. Held for Sale/Discontinued Operations

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

On January 7, 2008, the Company transferred at cost Mountain View Research Park and Mountain View Technology Park to its Value-Added Fund for an aggregate of approximately $221.6 million (See Note 3). At December 31, 2007, the Company had categorized the properties as “Held for Sale” in its Consolidated Balance Sheets. Due to the Company’s continuing involvement through its ownership interest in the Value-Added Fund, these properties have not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations.

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

•	Democracy Center, a Class A office complex totaling approximately 685,000 net rentable square feet located in Bethesda, Maryland;

•	Newport Office Park, a Class A office property totaling approximately 172,000 net rentable square feet located in Quincy, Massachusetts;

•	Long Wharf Marriott, a 402-room hotel located in Boston, Massachusetts; and

•	5 Times Square, a Class A office property totaling approximately 1,102,000 net rentable square feet located in New York City.

Due to the Company’s continuing involvement in the management, for a fee, of Democracy Center and 5 Times Square through agreements with the buyers, Democracy Center and 5 Times Square have not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations. As a result, the gain on sale related to 5 Times Square has been reflected under the caption “Gains on sales of real estate, net of minority interest,” in the Consolidated Statements of Operations. The Company has presented the other properties listed above as discontinued operations in its Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007, as applicable.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gains on sales of real estate from discontinued operations (net of minority interest) for the three months ended March 31, 2008 and 2007 (in thousands):

	For the three months ended March 31,
	2008	2007
Total revenue	$—	$12,166
Operating expenses	—	7,766
Depreciation and amortization	—	1,314
Minority interest in Operating Partnership	—	460

Income from discontinued operations (net of minority interest)	$—	$2,626

Realized gains on sales of real estate	$—	$190,794
Minority interest in Operating Partnership	—	(28,946)

Realized gains on sales of real estate (net of minority interest)	$—	$161,848

The Company’s application of SFAS No. 144 results in the presentation of the net operating results of those qualifying properties sold or held for sale during the applicable periods as income from discontinued operations. The application of SFAS No. 144 does not have an impact on net income available to common shareholders. SFAS No. 144 only impacts the presentation of these properties within the Consolidated Statements of Operations.

10. Earnings Per Share

Earnings per share (“EPS”) has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net income and the number of common shares used in the computation of basic EPS, which is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. During 2004, the Company adopted EITF 03-6 “Participating Securities and the Two-Class Method under FASB 128” (“EITF 03-6”), which provides further guidance on the definition of participating securities. Pursuant to EITF 03-6, the Operating Partnership’s Series Two Preferred Units, which are reflected as Minority Interests in the Company’s Consolidated Balance Sheets, are considered participating securities and are included in the computation of basic and diluted earnings per share of the Company if the effect of applying the if-converted method is dilutive. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Operating Partnership, as well as Common Stock of the Company. Accordingly, for the reporting periods in which the Operating Partnership’s net income is in excess of distributions paid on the OP Units, LTIP Units and Series Two Preferred Units, such income is allocated to the OP Units, LTIP Units and Series Two Preferred Units in proportion to their respective interests and the impact is included in the Company’s consolidated basic and diluted earnings per share computation due to its holding of the Operating Partnership’s securities. For the three months ended March 31, 2008 and 2007, approximately $0.1 million and $10.9 million, respectively, was allocated to the Series Two Preferred Units in excess of distributions paid during the reporting period and is included in the Company’s computation of basic and diluted earnings per share. Because the 2008 OPP Units require the Company to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes all contingently issuable units from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of the Operating Partnership that are exchangeable for the Company’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the three months ended March 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before allocation of undistributed earnings of Series Two Preferred Units	$88,461	119,536	$0.74
Allocation of undistributed earnings of Series Two Preferred Units	(94)	—	(0.00)

Net income available to common shareholders	88,367	119,536	0.74
Effect of Dilutive Securities:
Stock Based Compensation	—	1,486	(0.01)

Diluted Earnings:
Net income	$88,367	121,022	$0.73

	For the three months ended March 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations and allocation of undistributed earnings of Series Two Preferred Units	$689,833	118,177	$5.84
Discontinued operations, net of minority interest	164,474	—	1.39
Allocation of undistributed earnings of Series Two Preferred Units	(10,910)	—	(0.09)

Net income available to common shareholders	843,397	118,177	7.14
Effect of Dilutive Securities:
Stock Based Compensation	—	1,992	(0.12)
Exchangeable Senior Notes	—	478	(0.03)

Diluted Earnings:
Net income	$843,397	120,647	$6.99

11. Stock Option and Incentive Plan

On January 24, 2008, the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of the Company approved outperformance awards under the Second Amendment and Restatement of the Company’s Stock Option and Incentive Plan (“the 1997 Plan”) to officers and key employees of the Company. These awards (the “2008 OPP Awards”) are part of a new broad-based, long-term incentive compensation program designed to provide the Company’s management team at several levels within the organization with the potential to earn equity awards subject to the Company “outperforming” and creating shareholder value in a pay-for-performance structure. 2008 OPP Awards utilize total return to shareholders (“TRS”) over a three-year measurement period as the performance metric and include two years of time-based vesting after the end of the performance measurement period (subject to acceleration in certain events) as a retention tool. Recipients of 2008 OPP Awards will share in an outperformance pool if the Company’s TRS, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 5, 2008 to February 5, 2011, based on the average closing price of a share of the Company’s common stock (a “REIT Share”) of $92.8240 for the five trading days prior to and including

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 5, 2008. The aggregate reward that recipients of all 2008 OPP Awards can earn, as measured by the outperformance pool, is subject to a maximum cap of $110 million, although only awards for an aggregate of up to approximately $104.8 million have been granted to date. The balance remains available for future grants, with OPP awards exceeding a potential reward of $1 million requiring the Committee’s approval.

The outperformance pool will consist of (i) three percent (3%) of the excess total return above a cumulative absolute TRS hurdle of 30% over the full three-year measurement period (the “Absolute TRS Component”) and (ii) three percent (3%) of the excess or deficient excess total return above or below a relative TRS hurdle equal to the total return of the SNL Equity REIT Index over the three-year measurement period (the “Relative TRS Component”). In the event that the Relative TRS Component is potentially positive because the Company’s TRS is higher than the total return of the SNL Equity REIT Index, the actual contribution to the outperformance pool from the Relative TRS Component will be subject to a sliding scale factor as follows: (i) 100% of the potential Relative TRS Component will be earned if the Company’s TRS is equal to or greater than a cumulative 30% over three years (equivalent to 10% per annum), (ii) 0% will be earned if the Company’s TRS is equal to or less than a cumulative 21% over three years (equivalent to 7% per annum), and (iii) a percentage from 0% to 100% calculated by linear interpolation will be earned if the Company’s cumulative TRS over three years is between 21% and 30%. The potential Relative TRS Component before application of the sliding scale factor will be capped at $110 million (or such lesser amount as corresponds to the OPP awards actually granted). In the event that the Relative TRS Component is negative because the Company’s TRS is less than the total return of the SNL Equity REIT Index, any outperformance reward potentially earned under the Absolute TRS Component will be reduced dollar for dollar, provided that the potential Absolute TRS Component before reduction for any negative Relative TRS Component will be capped at $110 million (or such lesser amount as corresponds to the OPP awards actually granted). The algebraic sum of the Absolute TRS Component and the Relative TRS Component determined as described above will never exceed $110 million (or such lesser amount as corresponds to the OPP awards actually granted).

Each employee’s 2008 OPP Award is designated as a specified percentage of the aggregate outperformance pool. Assuming the applicable absolute and/or relative TRS thresholds are achieved at the end of the measurement period, the algebraic sum of the Absolute TRS Component and the Relative TRS Component will be calculated and then allocated among the 2008 OPP Award recipients in accordance with each individual’s percentage. Rewards earned with respect to 2008 OPP Awards will vest 25% on February 5, 2011, 25% on February 5, 2012, and 50% on February 5, 2013, based on continued employment. Vesting will be accelerated in the event of a change of control of the Company, termination of employment by the Company without cause, termination of employment by the award recipient for good reason, death, disability or retirement, although restrictions on transfer will continue to apply in certain of these situations. 2008 OPP Awards are in the form of LTIP units of limited partnership interest of the Operating Partnership, which are referred to herein as “2008 OPP Units.” 2008 OPP Units were issued prior to the determination of the outperformance pool, but will remain subject to forfeiture depending on the extent of rewards earned with respect to 2008 OPP Awards. The number of 2008 OPP Units issued initially to recipients of the 2008 OPP Awards was an estimate of the maximum number of 2008 OPP Units that they could earn, based on certain assumptions. The number of 2008 OPP Units actually earned by each award recipient will be determined at the end of the performance measurement period by dividing his or her share of the outperformance pool by the average closing price of a REIT Share for the 15 trading days immediately preceding the measurement date. Total return for the Company and for the SNL Equity REIT Index over the three-year measurement period and other circumstances will determine how many 2008 OPP Units are earned by each recipient; if they are fewer than the number issued initially, the balance will be forfeited as of the performance measurement date.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the measurement date, 2008 OPP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of 2008 OPP Units, both vested and unvested, which employees have earned based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

During the three months ended March 31, 2008, the Company issued 4,723 shares of restricted stock, 282,785 LTIP Units and 1,085,861 2008 OPP Units under its stock option and incentive plan. The shares of restricted stock were valued at approximately $0.5 million ($96.09 per share). The 2008 OPP Units were valued at approximately $19.7 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. The fair values were determined by a third-party valuation expert. Assumptions used in the valuations included (1) factors associated with the underlying performance of the Company’s stock price and total shareholder return over the term of the performance awards including total stock return volatility and risk-free interest and (2) factors associated with the relative performance of the Company’s stock price and total shareholder return when compared to the SNL Equity REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The LTIP Units were valued at approximately $24.9 million ($88.11 per unit fair value) using a Monte Carlo simulation method model in accordance with the provisions of SFAS No. 123R. The per unit fair value of each LTIP Unit granted was estimated on the date of grant using the following assumptions: an expected life of 5.6 years, a risk-free interest rate of 2.75% and an expected price volatility of 25.0%. An LTIP Unit is generally the economic equivalent of a share of restricted stock in the Company. The aggregate value of the LTIP Units is included in Minority Interests in the Consolidated Balance Sheets. The restricted stock and LTIP Units granted to employees between January 1, 2004 and November 2006 vest over a five-year term. Grants of restricted stock and LTIP Units made in and after November 2006 vest in four equal annual installments. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted, as adjusted for forfeitures and the closing price of the Company’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Earnings in Excess of Dividends in the Consolidated Balance Sheets. Stock-based compensation expense associated with restricted stock, LTIP Units and 2008 OPP Units was approximately $5.2 million and $2.9 million for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, there was $63.4 million of unrecognized compensation cost related to unvested restricted stock, LTIP Units and 2008 OPP Units that is expected to be recognized over a weighted-average period of approximately 3.3 years.

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

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, interest expense,

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

depreciation and amortization expense, minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gains on sales of real estate (net of minority interest), income from discontinued operations (net of minority interest), gains on sales of real estate from discontinued operations (net of minority interest), net derivative losses and losses from early extinguishments of debt are not included in Net Operating Income as the internal reporting addresses these items on a corporate level.

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

Information by geographic area and property type (dollars in thousands):

Three months ended March 31, 2008 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$88,459	$66,538	$109,727	$54,224	$16,692	$335,640
Office/Technical	7,376	3,763	—	—	—	11,139
Hotel	6,524	—	—	—	—	6,524

Total	102,359	70,301	109,727	54,224	16,692	353,303

% of Total	28.97%	19.90%	31.06%	15.35%	4.72%	100.00%
Real Estate Operating Expenses:
Class A	33,565	19,596	34,543	19,225	7,484	114,413
Office/Technical	2,469	851	—	—	—	3,320
Hotel	5,897	—	—	—	—	5,897

Total	41,931	20,447	34,543	19,225	7,484	123,630

% of Total	33.92%	16.53%	27.94%	15.55%	6.06%	100.0%

Net Operating Income	$60,428	$49,854	$75,184	$34,999	$9,208	$229,673

% of Total	26.30%	21.71%	32.74%	15.24%	4.01%	100.00%

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three months ended March 31, 2007 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$80,097	$57,561	$116,044	$49,593	$18,384	$321,679
Office/Technical	7,003	3,597	—	—	—	10,600
Hotel	6,709	—	—	—	—	6,709

Total	93,809	61,158	116,044	49,593	18,384	338,988

% of Total	27.68%	18.04%	34.23%	14.63%	5.42%	100.00%
Operating Expenses:
Class A	31,356	16,886	35,605	18,618	7,207	109,672
Office/Technical	2,349	850	—	—	—	3,199
Hotel	6,014	—	—	—	—	6,014

Total	39,719	17,736	35,605	18,618	7,207	118,885

% of Total	33.41%	14.92%	29.95%	15.66%	6.06%	100.00%

Net Operating Income	$54,090	$43,422	$80,439	$30,975	$11,177	$220,103

% of Total	24.58%	19.72%	36.55%	14.07%	5.08%	100.00%

The following is a reconciliation of net operating income to net income available to common shareholders:

	Three months ended March 31,
	2008	2007
Net operating income	$229,673	$220,103
Add:
Development and management services income	5,477	4,727
Interest and other income	11,779	16,988
Income from unconsolidated joint ventures	1,042	965
Gains on sales of real estate, net of minority interest	20,025	619,206
Income from discontinued operations, net of minority interest	—	2,626
Gains on sales of real estate from discontinued operations, net of minority interest	—	161,848
Less:
General and administrative expense	(19,588)	(16,808)
Interest expense	(67,839)	(73,926)
Depreciation and amortization expense	(74,671)	(69,772)
Net derivative losses	(3,788)	—
Losses from early extinguishments of debt	—	(722)
Minority interests in property partnerships	(625)	—
Minority interest in Operating Partnership	(13,024)	(10,928)

Net income available to common shareholders	$88,461	$854,307

13. Newly Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value and establishes a framework for measuring fair value, which includes a hierarchy based on the quality of inputs used to measure fair value. SFAS No. 157 also expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. SFAS No. 157 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. The levels of the SFAS No. 157 fair value hierarchy are described as follows:

•	Level 1—Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

•

Level 2—Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

•	Level 3—Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

SFAS No. 157 became effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also removed certain leasing transactions from the scope of SFAS No. 157. On January 1, 2008, the Company adopted SFAS No. 157. The Company has financial instruments consisting of investments in securities and interest rate contracts that are required to be measured under SFAS No. 157. The Company currently does not have any non-financial assets or non-financial liabilities that are required to be measured under SFAS No. 157. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2008.

The Company’s investments in securities which were valued at approximately $23.4 million at March 31, 2008, are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The Company’s treasury lock and swap contracts were valued at approximately $52.7 million at March 31, 2008, using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models based upon the estimated amounts the Company would receive or pay to terminate the contracts as of March 31, 2008. In accordance with SFAS No. 157, the Company has included the impact of credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, which adjustments did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 became effective for fiscal years beginning after November 15, 2007. On January 1, 2008, the Company adopted SFAS No. 159 and has currently not elected to measure any financial instruments or other items (not currently required to be measured at fair value) at fair value.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how derivative instruments and hedging activities affect an entity’s financial position,

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial performance and cash flows. These disclosure requirements include a tabular summary of the fair values of derivative instruments and their gains and losses, disclosure of derivative features that are credit risk related to provide more information regarding an entity’s liquidity and cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Company is currently assessing the impact SFAS No. 161 will have on its consolidated financial statements.

14. Subsequent Events

On April 1, 2008, the Company used available cash to repay the mortgage loan collateralized by its Prudential Center property located in Boston, Massachusetts totaling approximately $258.2 million. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 6.72% per annum and was scheduled to mature on July 1, 2008.

On April 1, 2008, the Company cash-settled at maturity nine of its treasury lock contracts with notional amounts aggregating $325.0 million and made cash payments to the counterparties totaling approximately $33.5 million.

On April 14, 2008, the Company sold a parcel of land located in Washington, D.C. for approximately $33.7 million. The Company had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet.

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

•	risks associated with interest rate hedging contracts and the effectiveness of such arrangements;

•	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

•	risks associated with actual or threatened terrorist attacks;

•	costs of compliance with the Americans with Disabilities Act and other similar laws;

•	potential liability for uninsured losses and environmental contamination;

•	risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended;

•	possible adverse changes in tax and environmental laws;

•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results;

•	risks associated with possible state and local tax audits;

•	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

•	the other risk factors identified in our most recently filed Annual Report on Form 10-K, including those described under the caption “Risk Factors.”

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

The impact of the current state of the economy, including rising unemployment and constrained capital, on our company is unknown. Our core strategy has always been to operate in supply constrained markets with high barriers to entry and to focus on executing long-term leases with financially strong tenants. Historically, this combination has tended to reduce our exposure to down cycles and, based on our current occupancy and recent leasing success, lack of available supply in our markets and limited lease rollover, we believe we are well positioned to withstand a slowing economy. The debt capital markets continue to be volatile with many lenders, including CMBS providers, out of the market and others such as banks and life insurance companies tightening their credit standards and cautiously allocating capital. We believe our current liquidity, including our cash balances and the availability under our $605 million line of credit, is sufficient to meet our foreseeable capital needs and helps to insulate us from the difficulties in the capital markets. In fact, we believe that, given our strong balance sheet and liquidity, we will have opportunities to capitalize on the current environment and we intend to seek acquisitions of high-quality real estate at attractive returns.

Although we intend to pursue such acquisitions, we continue to believe, in general, that the returns we can generate from developments will be greater than those we can expect from acquisitions. Since the beginning of 2005 we have completed over $4.3 billion of asset sales and have redeployed a significant amount of the proceeds into our development pipeline. We started approximately $1.7 billion of developments in 2007, including commencing construction on our approximately 1.0 million square foot office tower in New York City at 250 West 55th Street and on our 815,000 square foot mixed-use development at 280 Congress Street (Russia Wharf) in Boston. We recently signed a lease with Wellington Management Company, LLP to occupy 82% of the office space at 280 Congress Street (Russia Wharf). We entered 2008 with an active development program of approximately $2.1 billion, and although we will consider additional asset sales, we do not expect our sales volume to be comparable to that of prior years and we currently do not have any assets on the market. We believe our focus on new development will enhance our long-term return on equity and earnings growth as these developments are placed in-service in 2009, 2010 and 2011.

The highlights of the three months ended March 31, 2008 included the following:

•

On January 7, 2008, we transferred at cost Mountain View Research Park and Mountain View Technology Park to our Value-Added Fund for an aggregate of approximately $221.6 million. The Research Park properties are comprised of sixteen Class A office and office/technical properties aggregating approximately 601,000 net rentable square feet located in Mountain View, California. The Technology Park properties are comprised of seven office/technical properties aggregating approximately 135,000 net rentable square feet located in Mountain View, California. In consideration for the transfer, we received approximately $98.6 million of cash and a promissory note having a principal amount of $123.0 million. The promissory note bears interest at a fixed rate of 7% per annum and matures in October 2008, subject to extension at the option of the Value-Added Fund until April 2009. On March 27, 2008, the Value-Added Fund obtained third-party mortgage financing totaling $26.0 million collateralized by the Mountain View Technology Park properties. The third-party mortgage financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum and matures on March 27, 2011 with two, one-year extension options. The proceeds of the third-party mortgage financing were used to repay $23.0 million of the financing provided by us. We expect the Value-Added Fund to obtain third-party financing secured by the Research Park properties during the second quarter of 2008 and repay the remaining outstanding indebtedness on our loan to the Value-Added Fund.

•

On January 29, 2008, the Wisconsin Place joint venture entity that owns and is developing the office component of the project (a consolidated joint venture entity in which we own a 66.67% interest) obtained construction financing totaling $115.0 million collateralized by the office property. Wisconsin Place is a mixed-use development project consisting of office, retail and residential properties located in Chevy Chase, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures on January 29, 2011 with two, one-year extension options.

•

On February 1, 2008, we used available cash to repay the mortgage loan collateralized by our Reston Corporate Center property located in Reston, Virginia totaling approximately $20.5 million. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 6.56% per annum and was scheduled to mature on May 1, 2008.

•

On February 5, 2008, we executed a 60-year ground lease with The George Washington University for the redevelopment of a site at Pennsylvania Avenue and Washington Circle in the District of Columbia as a mixed-use project comprised of approximately 440,000 square feet of office, 84,000 square feet of retail and 328,000 square feet of residential space.

•

During the three months ended March 31, 2008, a consolidated joint venture in which we have a 50% interest placed in-service 505 9th Street, a 322,000 net rentable square foot Class A office property located in Washington, D.C.

•

During the three months ended March 31, 2008, we signed a new qualifying lease for approximately 17,454 net rentable square feet of our remaining 25,409 net rentable square foot master lease obligation related to the 2006 sale of 280 Park Avenue resulting in the recognition of approximately $20.0 million (net of minority interest share of approximately $3.4 million) as additional gain on sale of real estate.

Transactions completed subsequent to March 31, 2008:

•

On April 1, 2008, we cash-settled at maturity nine of our treasury lock contracts with notional amounts aggregating $325.0 million and made cash payments to the counterparties totaling approximately $33.5 million.

•

On April 1, 2008, we used available cash to repay the mortgage loan collateralized by our Prudential Center property located in Boston, Massachusetts totaling approximately $258.2 million. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 6.72% per annum and was scheduled to mature on July 1, 2008.

•

On April 14, 2008, we sold a parcel of land located in Washington, D.C. for approximately $33.7 million. We had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet.

•

On April 22, 2008, we executed a 15-year lease with Wellington Management Company, LLP for our development project located at 280 Congress Street (Russia Wharf) in Boston, Massachusetts. Wellington Management will occupy approximately 450,000 square feet out of the approximately 552,000 square feet of office space (82%) in this approximately 815,000 net rentable square foot mixed-use project. The lease is scheduled to commence in the spring of 2011.

Update on Recent Regulatory Initiatives

On August 31, 2007, the Financial Accounting Standards Board (the “FASB”) issued proposed FASB Staff Position No. APB 14-a “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “proposed FSP”) that would require the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The proposed FSP would require that the initial debt proceeds from the sale of Boston Properties Limited Partnership’s (“BPLP”) $862.5 million of 2.875% exchangeable senior notes due 2037 and $450.0 million of 3.75% exchangeable senior notes due 2036 be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt. The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates) as additional non-cash interest expense. The proposed FSP would be effective for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years, and it would be applied retrospectively to BPLP’s outstanding exchangeable senior notes for all periods presented. Based on our current understanding of the application of the proposed FSP, this would result in an aggregate of approximately $18 million to $19 million (net of incremental capitalized interest) of additional non-cash interest expense for fiscal 2008. Excluding the impact of capitalized interest, the additional non-cash interest expense would be approximately $22 million to $23 million, and this amount (before netting) will increase in subsequent reporting periods through the first optional redemption dates as the debt accretes to its par value over the same period. At its March 26, 2008 meeting, the FASB reaffirmed the guidance in the proposed FSP and directed the staff to begin the balloting process for a final FSP, which is expected to be issued in its final form in May 2008. There can be no assurance that the proposed FSP will be issued in the form currently contemplated by the FASB, or at all, and therefore its ultimate impact on our interest expense may differ materially from the aforementioned estimate.

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

Investments in Unconsolidated Joint Ventures

Except for ownership interests in variable interest entities, we account for our investments in joint ventures under the equity method of accounting because we exercise significant influence over, but do not control, these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the life of the related asset. Under the equity method of accounting, our net equity is reflected within the Consolidated Balance Sheets, and our share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses, however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. For ownership interests in variable interest entities, we consolidate those in which we are the primary beneficiary. Our investments in unconsolidated joint ventures are reviewed for impairment periodically and if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. The ultimate realization of our investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the value of an unconsolidated joint venture is other than temporary.

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

We consistently monitor the credit quality of our tenant base. We provide an allowance for doubtful accounts arising from estimated losses that could result from the tenant’s inability to make required current rent payments and an allowance against accrued rental income for future potential losses that we deem to be unrecoverable over the term of the lease.

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

If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases was approximately 7.4 years as of March 31, 2008. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and frequent monitoring of our portfolio to identify potential problem tenants.

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

Derivative Instruments and Hedging Activities

Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the consolidated statements of operations as a component of net income or as a component of comprehensive income and as a component of equity on the consolidated balance sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could affect expenses, net income and equity.

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the three months ended March 31, 2008 and 2007.

At March 31, 2008 and March 31, 2007, we owned or had interests in a portfolio of 139 and 135 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property

Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the three months ended March 31, 2008 and 2007 show separately the changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in Properties Acquired, Sold, Repositioned and Placed In-Service.

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income available to common shareholders, the most directly comparable GAAP financial measure, plus minority interest in Operating Partnership, minority interests in property partnership, losses from early extinguishment of debt, net derivative losses, depreciation and amortization, interest expense, general and administrative expense, less income from discontinued operations (net of minority interest), gains on sales of real estate (net of minority interest), gains on sales of real estate from discontinued operations (net of minority interest), income from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 114 properties totaling approximately 28.9 million net rentable square feet of space. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2007 and owned through March 31, 2008. In addition, the Same Property Portfolio includes our Cambridge Center Marriott hotel property, but does not include the Long Wharf Marriott hotel property, which was sold on March 23, 2007. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after January 1, 2007 or disposed of on or prior to March 31, 2008. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended March 31, 2008 and 2007 with respect to the properties which were acquired, placed in-service, repositioned or sold.

	Same Property Portfolio				Properties Sold		Properties Acquired			Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	2008		2007	2008	2007	2008	2007	2008	2007	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue:
Rental Revenue	$331,036	$314,544	$16,492	5.24%	$90	$14,769		$4,604	$416	$7,669	$—	$—	$—	$343,399	$329,729	$13,670	4.15%
Termination Income	3,380	2,550	830	32.55%	—	—		—	—	—	—	—	—	3,380	2,550	830	32.55%

Total Rental Revenue	334,416	317,094	17,322	5.46%	90	14,769		4,604	416	7,669	—	—	—	346,779	332,279	14,500	4.36%

Real Estate Operating Expenses	114,325	109,168	5,157	4.72%	66	3,403		1,593	300	1,749	—	—	—	117,733	112,871	4,862	4.31%

Net Operating Income, excluding hotels	220,091	207,926	12,165	5.85%	24	11,366		3,011	116	5,920	—	—	—	229,046	219,408	9,638	4.39%

Hotel Net Operating Income (1)	627	695	(68)	(9.78)%	—	—		—	—	—	—	—	—	627	695	(68)	(9.78)%

Consolidated Net Operating Income (1)	220,718	208,621	12,097	5.80%	24	11,366		3,011	116	5,920	—	—	—	229,673	220,103	9,570	4.35%

Other Revenue:
Development and Management Services	—	—	—	—	—	—		—	—	—	—	—	—	5,477	4,727	750	15.87%
Interest and Other	—	—	—	—	—	—		—	—	—	—	—	—	11,779	16,988	(5,209)	(30.66)%

Total Other Revenue	—	—	—	—	—	—		—	—	—	—	—	—	17,256	21,715	(4,459)	(20.53)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—		—	—	—	—	—	—	19,588	16,808	2,780	16.54%
Interest	—	—	—	—	—	—		—	—	—	—	—	—	67,839	73,926	(6,087)	(8.23)%
Depreciation and amortization	71,181	67,927	3,254	4.79%	—	1,348		2,004	497	1,486	—	—	—	74,671	69,772	4,899	7.02%
Net derivative losses														3,788	—	3,788	100.0%
Losses from early extinguishments of debt	—	—	—	—	—	—		—	—	—	—	—	—	—	722	(722)	(100.0)%

Total Other Expenses	71,181	67,927	3,254	4.79%	—	1,348		2,004	497	1,486	—	—	—	165,886	161,228	4,658	2.89%

Income before minority interests	$149,537	$140,694	$8,843	6.29%	$24	$10,018		$1,007	$(381)	$4,434	$—	—	—	$81,043	$80,590	$453	0.56%
Income from unconsolidated joint ventures	$1,042	$1,105	$(63)	(5.70)%	—	$11	$		$(151)	$—	$—	$—	$—	1,042	965	77	7.98%
Income from discontinued operations, net of minority interest	$—	$—	$—	—	$—	$—		$—	$—	$—	$—	$—	$—	—	2,626	(2,626)	(100.0)%
Minority interests in property partnerships														(625)	—	(625)	(100.0)%
Minority interest in Operating Partnership														(13,024)	(10,928)	(2,096)	(19.18)%
Gains on sales of real estate, net of minority interest														20,025	619,206	(599,181)	(96.77)%
Gains on Sales of real estate from discontinued operations, net of minority interest														—	161,848	(161,848)	(100.0)%

Net Income available to common shareholders														$88,461	$854,307	$(765,846)	(89.65)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 32. Hotel Net Operating Income for the three months ended March 31, 2008 and 2007 are comprised of Hotel Revenue of $6,524 and $6,709 less Hotel Expenses of $5,897 and $6,014 respectively per the Consolidated Income Statement.

Rental Revenue

The increase of approximately $13.7 million in the Total Property Portfolio Rental Revenue is comprised of increases and decreases within four of the categories that comprise our Total Property Portfolio. Rental revenue from the Same Property Portfolio increased approximately $16.5 million, Properties Sold decreased approximately $14.7 million, Properties Acquired increased approximately $4.2 million and Properties Placed in Service increased approximately $7.7 million.

We incur certain tenant specific property costs for which we are reimbursed from our tenants. Starting in 2007, we have included these reimbursements in rental revenue and included the tenant specific property cost within real estate operating expenses. This income and expense classification resulted in an increase to both rental revenue and real estate operating expenses for the three months ended March 31, 2008 and 2007 of $2.5 million and $2.4 million, respectively. However, this classification does not impact our consolidated net operating income.

Rental revenue from the Same Property Portfolio increased approximately $16.5 million for the three months ended March 31, 2008 compared to 2007. Included in rental revenue is an overall increase in base rental revenue of approximately $14.3 million offset by a decrease of approximately $2.6 million in straight line rent. Approximately $3.7 million of the increase from the Same Property Portfolio was due to an increase in recoveries from tenants which correlates with the increase in operating expenses. The remaining $1.1 million increase relates to parking and other income. We expect our straight-line rents for the remainder of 2008 to be between $48 million and $50 million.

The acquisitions of Kingstowne Towne Center, North First Business Park, 103 Fourth Avenue, 6601 & 6605 Springfield Center Drive and Springfield Metro Center during 2007 increased rental revenue from Properties Acquired by approximately $4.2 million for the three months ended March 31, 2008 as detailed below:

Property	Date Acquired	Rental Revenue for the three months ended March 31
		2008	2007	Change
		(in thousands)
Kingstowne Towne Center	March 30, 2007	$3,599	$55	$3,544
North First Business Park	December 13, 2007	674	—	674
103 Fourth Avenue	January 29, 2007	219	126	93
6601 & 6605 Springfield Center Drive	January 18, 2007	112	235	(123)
Springfield Metro Center	April 11, 2007	—	—	—

Total		$4,604	$416	$4,188

The increase in rental revenue from Properties Placed In-Service relates to partially placing in-service 77 CityPoint and South of Market development projects in the first quarter of 2008 and our 505 9th Street development project in the fourth quarter of 2007. Rental Revenue from Properties Placed In-Service increased approximately 7.7 million, as detailed below:

Property	Date Placed In-Service	Rental Revenue for the three months ended March 31
		2008	2007	Change
		(in thousands)
505 9th Street	Fourth Quarter, 2007	$4,657	$—	$4,657
South Of Market	First Quarter, 2008	2,792	—	2,792
77 CityPoint	First Quarter, 2008	220	—	220

Total		$7,669	$—	$7,669

The aggregate increase in rental revenue was offset by the sales of Democracy Center in August 2007 and 5 Times Square in February 2007 and the transfer of Mountain View Research Park and Mountain View Technology Park to the Value-Added Fund in January 2008. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property. Rental Revenue from Properties Sold decreased by approximately $14.7 million, as detailed below:

Property	Date Sold	Rental Revenue for the three months ended March 31
		2008	2007	Change
		(in thousands)
Mountain View Properties	January 7, 2008	$90	$—	$90
5 Times Square	February 15, 2007	—	9,771	(9,771)
Democracy Center	August 7, 2007	—	4,998	(4,998)

Total		$90	$14,769	$(14,679)

Termination Income

Termination income for the three months ended March 31, 2008 was related to nine tenants across the Total Property Portfolio that terminated their leases, and we recognized termination income totaling approximately $3.4 million. This compared to termination income of approximately $2.6 million for the three months ended March 31, 2007 related to six tenants. We currently anticipate realizing approximately $1.0 million in termination income per quarter for the remainder of 2008.

Real Estate Operating Expenses

The $4.9 million increase in property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property Portfolio is comprised of increases and decreases within four of the categories that comprise our Total Property Portfolio. Operating expenses for the Same Property Portfolio increased approximately $5.1 million, Properties Sold decreased approximately $3.3 million, Properties Acquired increased approximately $1.3 million and Properties Placed In-Serviced increased approximately $1.8 million.

We incur certain tenant specific property costs for which we are reimbursed from our tenants. Starting in 2007, we have included these reimbursements in rental revenue and included the tenant property operating cost within real estate operating expenses. This income and expense classification resulted in an increase to both rental revenue and real estate operating expenses for the three months ended March 31, 2008 and 2007 of $2.5 million and $2.4 million, respectively. However, this classification does not impact our consolidated net operating income.

Operating expenses from the Same Property Portfolio increased approximately $5.1 million for the three months ended March 31, 2008 compared to 2007. Included in Same Property Portfolio operating expenses is an increase in repairs and maintenance of $1.3 million and an increase in other property-related expenses of approximately $0.6 million. In addition, real estate taxes increased approximately $3.2 million, or 7.5%, due to increased real estate tax assessments.

The acquisitions of Kingstowne Towne Center, North First Business Park, 103 Fourth Avenue, 6601 & 6605 Springfield Center Drive and Springfield Metro Center during 2007 increased operating expenses from Properties Acquired by approximately $1.3 million for the three months ended March 31, 2008 as detailed below:

Property	Date Acquired	Real Estate Operating Expenses for the three months ended March 31
		2008	2007	Change
		(in thousands)
Kingstowne Towne Center	March 30, 2007	$982	$63	$919
North First Business Park	December 13, 2007	303	—	303
103 Fourth Avenue	January 29, 2007	193	176	17
6601 & 6605 Springfield Center Drive	January 18, 2007	69	61	8
Springfield Metro Center	April 11, 2007	46	—	46

Total		$1,593	$300	$1,293

The increase in operating expenses from Properties Placed In-Service relates to partially placing in-service 77 CityPoint and South of Market development projects in the first quarter of 2008 and our 505 9th Street development project in the fourth quarter of 2007. Operating expenses from Properties Placed In-Service increased approximately $1.7 million, as detailed below:

		Rental Revenue for the three months ended March 31
Property	Date Placed In-Service	2008	2007	Change
		(in thousands)
505 9th Street	Fourth Quarter, 2007	$1,293	$0	$1,293
South Of Market	First Quarter, 2008	390	0	390
77 CityPoint	First Quarter, 2008	66	0	66

Total		$1,749	$0	$1,749

A decrease of approximately $3.3 million in the Total Property Portfolio operating expenses was due to the sales of Democracy Center in August 2007 and 5 Times Square in February 2007 and the transfer of Mountain View Research Park and Mountain View Technology Park to the Value-Added Fund in January 2008, as detailed below. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property.

Property	Date Sold	Real Estate Operating Expenses for the three months ended march 31
		2008	2007	Change
		(in thousands)
Mountain View Properties	January 7, 2008	$66	$—	$66
Democracy Center	August 7, 2007	—	1,575	(1,575)
5 Times Square	February 15, 2007	—	1,828	(1,828)

Total		$66	$3,403	$(3,337)

We continue to review and monitor the impact of rising insurance and energy costs, as well as other factors, on our operating budgets for fiscal year 2008. Because some operating expenses are not recoverable from tenants, an increase in operating expenses due to one or more of the foregoing factors could have an adverse effect on our results of operations.

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property slightly decreased by approximately $70,000 for the three months ended March 31, 2008 as compared to 2007. For the three months ended March 31, 2007, the operations of the Long Wharf Marriott have been included as part of discontinued operations due to its sale on March 23, 2007.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the three months ended March 31, 2008 and 2007.

	2008	2007	Percentage Change
Occupancy	68.6%	73.8%	(7.0)%
Average daily rate	$180.59	$175.70	2.8%
Revenue per available room, REVPAR	$123.94	$129.66	(4.4)%

Development and Management Services

Development and Management Services income increased approximately $0.8 million for the three months ended March 31, 2008 compared to 2007. The increase is attributed to higher fee income due to a leasing commission earned under our management contract with the buyer of 280 Park Avenue and greater work order income in New York City. We have maintained management contracts following the sale of Democracy Center on August 7, 2007, 5 Times Square on February 15, 2007 and 280 Park Avenue on June 6, 2006. We currently anticipate realizing approximately $21-$22 million in third-party and development income for the remainder of 2008.

Interest and Other Income

Interest and other income decreased approximately $5.2 million for the three months ended March 31, 2008 compared to 2007 as a result of lower overall interest rates and decreased average cash balances. In February 2007, our Operating Partnership issued $862.5 million of 2.875% unsecured exchangeable senior notes. On March 23, 2007 we completed the sale of the Long Wharf Marriott for approximately $225.6 million in cash, on April 5, 2007 we completed the sale of Newport Office Park for approximately $33.7 million in cash and on August 7, 2007 we completed the sale of Democracy Center for approximately $184.5 million in cash. On January 30, 2008 we paid a special cash dividend and regular quarterly dividend totaling $6.66 per common share and LTIP Unit. On February 1, 2008 we repaid the mortgage loan collateralized by our Reston Corporate Center property for approximately $20.5 million.

Other Expenses

General and Administrative

General and administrative expenses increased approximately $2.8 million for the three months ended March 31, 2008 compared to 2007. During the three months ended March 31, 2008, we recognized additional expense related to abandoned project costs of approximately $1.4 million. The remaining increase includes the final ramp up on our stock-based compensation, the impact of the change in the vesting periods from five years to four years on equity grants issued to employees after November 2006 and increases in base compensation. We anticipate our general and administrative expenses to be between approximately $18 million and $18.5 million per quarter for the remainder of 2008.

On January 24, 2008, our compensation committee approved outperformance awards under the 1997 Plan to our officers and employees. These awards (the “2008 OPP Awards”) are part of a new broad-based long-term incentive compensation program designed to provide our management team at several levels within the organization with the potential to earn equity awards subject to “outperforming” and creating shareholder value in a pay-for-performance structure. 2008 OPP Awards utilize total return to shareholders (“TRS”) over a three-year measurement period as the performance metric and include two years of time-based vesting after the end of the performance measurement period (subject to acceleration in certain events) as a retention tool. Recipients of 2008 OPP Awards will share in an outperformance pool if our TRS, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 5, 2008 to February 5, 2011, based on the average closing price of a share of our common stock of $92.8240 for the five trading days prior to and including February 5, 2008. The aggregate reward that recipients of all 2008 OPP Awards can earn, as measured by the outperformance pool, is subject to a maximum cap of $110 million, although only awards for an aggregate of up to approximately $104.8 million have been granted to date. The balance remains available for future grants. Under Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment,” the 2008 OPP Awards have an aggregate value of approximately $19.7 million, which amount will generally be amortized into earnings over the five-year plan period (although awards for retirement-eligible employees will be amortized over a three-year period). Because the 2008 OPP Awards require us to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, we will exclude all contingently issuable shares from the diluted EPS calculation. See Note 11 to the Consolidated Financial Statements. Compensation expense associated with the 2008 OPP Awards was approximately $0.9 million for the three months ended March 31, 2008.

Commencing in 2003, we issued restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under the 1997 Stock Option and Incentive Plan as our primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of our restricted stock. Employees vest in restricted stock and LTIP Units over a four- or five-year term (for awards granted between 2003 and November 2006, vesting is over a five-year term with annual vesting of 0%, 0%, 25%, 35% and 40%; and for awards granted after November 2006, vesting occurs in equal annual installments over a four-year term). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. LTIP Units that were issued in January 2005 and any future LTIP Unit awards will be valued using an option pricing model in accordance with the provisions of SFAS No. 123R. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “stock-based compensation.” Stock-based compensation associated with approximately $27.6 million of restricted stock and LTIP Units granted in February 2008 and approximately $18.5 million of restricted stock and LTIP Units granted in January 2007 will be incurred ratably over the four-year vesting period. Stock-based compensation associated with approximately $11.3 million of restricted stock and LTIP Units granted in April 2006 will be incurred ratably over the five-year vesting period.

Interest Expense

Interest expense for the Total Property Portfolio decreased approximately $6.1 million for the three months ended March 31, 2008 compared to 2007. The decrease is due to (1) the repayment of outstanding mortgage debt in connection with the sale of Democracy Center in August 2007, which decreased interest expense by $1.7 million, (2) the repayment of our mortgage for Reston Corporate Center, 504, 506, 508 and 510 Carnegie Center and Embarcadero Center Three which decreased interest expense by approximately of $3.7 million, and (3) an increase in capitalized interest costs, which resulted in a decrease of interest expense of approximately $6.0 million. These decreases were offset by (1) an increase of approximately $2.5 million related to interest paid on the $862.5 million unsecured exchangeable senior notes issued in the first quarter of 2007 by our Operating Partnership at an effective per annum interest rate of 3.438% and (2) an increase of approximately $3.5 million related to the acquisition of Kingstowne Towne Center on March 30, 2007 as well as the consolidation of our 505 9th Street joint venture property due to the involvement we now have because the property is operating and the partial placement in-service of our South of Market development project, (3) a net increase of approximately $1.8 million related to the refinancing of 599 Lexington Avenue through a new mortgage of approximately $750 million, the net proceeds from which were used to repay the $225 million draw on our Unsecured Line of Credit and repay the mortgage loan collateralized by Times Square Tower. The remaining decrease is attributed to scheduled loan amortization on our outstanding debt.

At March 31, 2008, our variable rate debt consisted of our construction loans at South of Market and Wisconsin Place Office. The following summarizes our outstanding debt as of March 31, 2008 and March 31, 2007:

	March 31,
	2008	2007
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$5,339,677	$5,535,909
Variable rate	188,155	200,230

Total	$5,527,832	$5,736,139

Percent of total debt:
Fixed rate	96.60%	96.51%
Variable rate	3.40%	3.49%

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	5.58%	5.71%
Variable rate	5.41%	5.90%

Total	5.57%	5.72%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $ 4.9 million for the three months ended March 31, 2008 compared to 2007. Approximately $3.2 million related to an increase in the Same Property Portfolio and approximately $1.5 million related to the recent acquisition activity. An increase of approximately $1.5 million was attributed to Properties Placed In-Service. These increases were offset by a decrease of approximately $1.3 million due to the sales of Democracy Center in August 2007 and 5 Times Square in February 2007.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the three months ended March 31, 2008 and 2007 were $3.2 million and $2.3 million, respectively. These costs are not included in the general and administrative expenses discussed above. We expect capitalized wages to increase with our increased development activity into 2008. Interest capitalized for the three months ended March 31, 2008 and 2007 was $9.5 million and $4.3 million, respectively. These costs are not included in the interest expense referenced above.

Net derivative losses

During the quarter ended March 31, 2008, we modified the estimated dates with respect to our anticipated financings under our interest rate hedging program. As a result, under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, we recognized a net derivative loss of approximately $3.8 million representing the partial ineffectiveness of our interest rate contracts. At March 31, 2008, the fair value of the interest rate contracts related to the effective portion totaling approximately $49.0 million is included in other liabilities and accumulated other comprehensive loss within our consolidated balance sheet. In addition, on April 1, 2008, we cash-settled at maturity nine treasury lock contracts with notional amounts aggregating $325.0 million and made cash payments to the counterparties totaling approximately $33.5 million.

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

Minority interests in property partnerships

Minority interests in property partnerships for the three months ended March 31, 2008 consists of the outside equity owners’ interests in the income from our 505 9th Street property as well as our Wisconsin Place Office property.

Income from Unconsolidated Joint Ventures

For the three months ended March 31, 2008 compared to 2007, income from unconsolidated joint ventures slightly increased by approximately $80,000. On January 7, 2008, we transferred at cost Mountain View Research Park and Mountain View Technology Park to our Value-Added Fund for an aggregate of approximately $221.6 million.

Minority interest in Operating Partnership

Minority interest in Operating Partnership increased by approximately $2.1 million for the three months ended March 31, 2008 compared to 2007 primarily related to an adjustment of $3.1 million in the 1st quarter of 2007 to the 2006 special cash distribution accrual and allocation of earnings to the Series Two Preferred Units, as a result of conversions of Series Two Preferred Units This increase was offset by decreases related to the redemption in ownership interests for the three months ended March 31, 2008.

Gains on sales of real estate, net of minority interest

On February 15, 2007, we completed the sale of 5 Times Square resulting in a gain of $603.9 million (net of minority interest share of approximately $109.7 million). Due to our continuing involvement in the management, for a fee, of 5 Times Square through agreements with the buyer and other financial obligations to the buyer, 5 Times Square has not been categorized as discontinued operations in the Consolidated Statements of Operations.

Pursuant to the purchase and sale agreement related to the sale of 280 Park Avenue, we entered into a master lease agreement with the buyer at closing. Under the master lease agreement, we have guaranteed that the buyer will receive at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the leases for this space. The leases for this space expired at various times between June 2006 and October 2007. The aggregate amount of base rent we have guaranteed over the entire period from 2006 to 2017 is approximately $67.3 million. During the three months ended March 31, 2008 and 2007, we signed new qualifying leases for approximately 17,454 and 22,250 net rentable square feet of the remaining master lease obligation, resulting in the recognition of approximately $20.0 million (net of minority interest share of approximately $3.4 million) and $15.3 million (net of minority interest share of approximately $2.7 million) of additional gain on sale of real estate, respectively. As of March 31, 2008, the remaining master lease obligation totaled approximately $2.3 million.

Income from discontinued operations, net of minority interest

For the three months ended March 31, 2007, Orbital Sciences Campus, Broad Run Business Park, Building E, Newport Office Park and Long Wharf Marriott were included as part of income from discontinued operations, net of minority interest.

Gains on sales of real estate from discontinued operations, net of minority interest

On March 23, 2007, we completed the sale of the Long Wharf Marriott, a 402-room hotel located in Boston, Massachusetts for a total sale price of $231.0 million, or approximately $575,000 per room. The net gain on sale was approximately $161.8 million (net of minority interest of $29.0 million).

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are to:

•	fund normal recurring expenses;

•	fund current development costs not covered under construction loans;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund the costs associated with the settlement of our hedge agreements at maturity;

•	fund possible property acquisitions; and

•	make the minimum distribution required to maintain our REIT qualification under the Internal Revenue Code of 1986, as amended.

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

We believe that our liquidity needs will be satisfied using our cash on hand, cash flows generated by operations, availability under our line of credit and cash flows provided by other financing activities. We may also generate cash from asset sales. Base rental revenue, recovery income from tenants, other income from operations, available cash balances, draws on our unsecured line of credit and refinancing of maturing indebtedness are our principal sources of capital used to pay operating expenses, debt service, recurring capital expenditures and the minimum distribution required to maintain our REIT qualification. We seek to increase income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our office real estate management, leasing, development and construction businesses. Consequently, we believe our revenue, together with proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs. However, material changes in these factors may adversely affect our net cash flows. Such changes, in turn, could adversely affect our ability to fund distributions, debt service payments and tenant improvements. In addition, a material adverse change in our cash provided by operations may affect our ability to comply with the financial performance covenants under our unsecured line of credit and unsecured senior notes.

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

Cash and cash equivalents were approximately $0.8 billion and $2.0 billion at March 31, 2008 and 2007, respectively, representing a decrease of approximately $1.2 billion. The following table sets forth increases and decreases in cash flows:

	Three months ended March 31
	2008	2007	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$102,814	$125,176	$(22,362)
Net cash provided by investing activities	90,360	945,476	(855,116)
Net cash provided by (used in) financing activities	(905,452)	219,896	(1,125,348)

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

In 2007, our total dividends exceeded our cash flow from operating activities due to the special dividend which was declared in December 2006 and paid to common stockholders and common unitholders of BPLP on January 30, 2007. The cash flows distributed were generated from sales of real estate assets and proceeds from the sales are included as part of cash flows from investment activities. We expect that in 2008 our total dividends will exceed our cash flow from operating activities due to the special dividend paid in January 2008. Dividends will generally exceed cash flows from operating activities during periods in which we sell significant real estate assets and distribute gains on sale that would otherwise be taxable.

Cash is used in investing activities to fund acquisitions, development and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash provided by investing activities for the three months ended March 31, 2008 consisted of the following:

Three months ended March 31, 2008
(in thousands)
Net proceeds from the sales of real estate	$98,074
Proceeds from the sale of real estate released from escrow	126,321
Proceeds from note receivable	23,000
Proceeds from redemptions of investments in securities	6,641
Net investments in unconsolidated joint ventures	(72,167)
Acquisitions/additions to real estate	(86,205)
Recurring capital expenditures	(4,296)
Hotel improvements, equipment upgrades and replacements	(993)
Planned non-recurring capital expenditures associated with acquisition properties	(15)

Net cash provided by investing activities	$90,360

Cash used in financing activities for the three months ended March 31, 2008 totaled approximately $905.5 million. This consisted primarily of the payments of dividends and distributions to shareholders and the unitholders of our Operating Partnership, including the special cash dividend of $5.98 per share paid in January 2008 offset by the net proceeds from mortgage notes payable. Future debt payments are discussed below under the heading “Debt Financing.”

Capitalization

At March 31, 2008, our total consolidated debt was approximately $5.5 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 5.57% and the weighted-average maturity was approximately 4.9 years.

Debt to total market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total market capitalization was approximately $18.6 billion at March 31, 2008. Total market capitalization was calculated using the March 31, 2008 closing stock price of $92.07 per common share and the following: (1) 119,669,070 shares of our common stock, (2) 20,093,755 outstanding common units of partnership interest in Boston Properties Limited Partnership (excluding common units held by Boston Properties, Inc.), (3) an aggregate of 1,460,688 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest in Boston Properties Limited Partnership, (4) an aggregate of 958,852 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (5) our consolidated debt totaling approximately $5.5 billion. The calculation of total market capitalization does not include 1,085,861 2008 OPP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt at March 31, 2008 represented approximately 29.69% of our total market capitalization. This percentage will fluctuate with changes in the market price of our common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the debt to total market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

Debt Financing

As of March 31, 2008, we had approximately $5.5 billion of outstanding indebtedness, representing 29.69% of our total market capitalization as calculated above consisting of (1) $1.472 billion in publicly traded unsecured debt having a weighted-average interest rate of 5.95% per annum and maturities in 2013 and 2015; (2) $450 million of publicly traded exchangeable unsecured debt having an interest rate of 3.75% per annum, an initial optional redemption date in 2013 and maturity in 2036; (3) $845.2 million of publicly traded exchangeable unsecured debt having an interest rate of 2.875% per annum (an effective rate of 3.438% per annum) having an initial optional redemption in 2012 and maturing in 2037; and (4) $2.8 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 6.26% per annum and weighted-average term of 4.8 years. The table below summarizes our mortgage notes payable, our senior unsecured notes and our Unsecured Line of Credit at March 31, 2008 and March 31, 2007:

	March 31
	2008	2007
	(dollars in thousands)
DEBT SUMMARY:
Balance
Fixed rate mortgage notes payable	$2,572,465	$2,773,341
Variable rate mortgage notes payable	188,155	200,230
Unsecured senior notes, net of discount	1,472,027	1,471,583
Unsecured exchangeable senior notes, net of discount	1,295,185	1,290,985
Unsecured line of credit	—	—

Total	$5,527,832	$5,736,139

Percent of total debt:
Fixed rate	96.60%	96.51%
Variable rate	3.40%	3.49%

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	5.58%	5.71%
Variable rate	5.41%	5.90%

Total	5.57%	5.72%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates. As of March 31, 2008, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 1.25% per annum. During 2007, we entered into an interest rate swap contract to fix the one-month LIBOR index rate at 4.57% per annum on a notional amount of $96.7 million. The swap contract went into effect on October 22, 2007 and expires on October 29, 2008.

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

As of March 31, 2008, we had no amount outstanding under the Unsecured Line of Credit with the ability to borrow $583.4 million. We currently have no borrowings outstanding under our Unsecured Line of Credit.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of March 31, 2008 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.296%	$750,000	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.280%	175,000	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.636%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.075%	250,000	June 1, 2015

Total principal			1,475,000
Net discount			(2,973)

Total			$1,472,027

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (the $250 million 12 Year Unsecured Senior Notes that mature on June 1, 2015 are calculated at the U.S. Treasury yield plus 25 basis points), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of March 31, 2008, we were in compliance with each of these financial restrictions and requirements.

BPLP’s investment grade ratings on its senior unsecured notes are as follows:

Rating Organization	Rating
Moody’s	Baa2 (stable)
Standard & Poor’s	A-(stable)
Fitch Ratings	BBB (stable)

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

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgages notes payable at March 31, 2008:

Properties	GAAP Interest Rate(1)	Principal Amount		Maturity Date
		(in thousands)
599 Lexington Avenue	5.41%	$750,000	(2)	March 1, 2017
Citigroup Center	7.24%	483,157	(3)	May 11, 2011
Embarcadero Center One and Two	6.74%	277,381		December 10, 2008
Prudential Center	6.73%	258,222	(4)	July 1, 2008
South of Market	5.60%	148,343	(5)(6)	November 21, 2009
505 9th Street	5.87%	130,000		November 1, 2017
One Freedom Square	5.34%	75,336	(7)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.58%	63,000	(6)	October 1, 2014
202, 206 & 214 Carnegie Center	8.22%	57,994		October 1, 2010
140 Kendrick Street	5.25%	56,656	(8)	July 1, 2013
New Dominion Tech. Park, Bldg. One	7.84%	53,315		January 15, 2021
1330 Connecticut Avenue	4.74%	52,145	(9)	February 26, 2011
Reservoir Place	5.84%	49,943	(10)	July 1, 2009
Kingstowne Two and Retail	5.61%	42,773	(11)	January 1, 2016
Wisconsin Place Office	4.69%	39,812	(12)(6)	January 29, 2011
10 and 20 Burlington Mall Road	7.31%	35,289	(13)	October 1, 2011
Ten Cambridge Center	8.35%	31,232		May 1, 2010
Sumner Square	7.54%	26,767		September 1, 2013
Montvale Center	6.07%	25,000	(6)	June 6, 2012
Eight Cambridge Center	7.74%	24,302		July 15, 2010
1301 New York Avenue	7.24%	22,977	(14)	August 15, 2009
Kingstowne One	5.68%	20,237	(15)	May 5, 2013
University Place	6.99%	20,114		August 1, 2021
Bedford Business Park	8.60%	16,625		December 10, 2008

Total		$2,760,620

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges and adjustments required by EITF 98-1. All adjustments related to EITF 98-1 are noted below.
(2)	On December 19, 2006, we terminated our forward-starting interest rate swap contracts and received approximately $10.9 million, which amount will reduce our interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.38% per annum for the financing. The stated interest rate is 5.57% per annum. The mortgage loan requires interest only payments with a balloon payment due at maturity.
(3)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon redemption of the outside members’ equity interest in the limited liability company that owns the property to reflect the fair value of the note. The stated principal balance at March 31, 2008 was $481.2 million and the stated interest rate was 7.19%.
(4)	This loan was repaid on April 1, 2008.
(5)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum. In addition, we entered into an interest rate swap contract to fix the one-month LIBOR index rate at 4.57% per annum plus a credit spread of 125 bps on a notional amount of $96.7 million. The swap contract went into effect on October 22, 2007 and expires on October 29, 2008.
(6)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(7)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at March 31, 2008 was $70.7 million and the stated interest rate was 7.75% per annum.

(8)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at March 31, 2008 was $52.6 million and the stated interest rate was 7.51% per annum.
(9)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at March 31, 2008 was $48.4 million and the stated interest rate was 7.58% per annum.
(10)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at March 31, 2008 was $49.3 million and the stated interest rate was 7.0% per annum.
(11)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at March 31, 2008 was $41.7 million and the stated interest rate was 5.99% per annum.
(12)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum.
(13)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(14)	Includes outstanding principal in the amounts of $17.9 million, $3.6 million and $1.5 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75% per annum, respectively.
(15)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at March 31, 2008 was $19.9 million and the stated interest rate was 5.96% per annum.

Off Balance Sheet Arrangements- Joint Venture Indebtedness

We have investments in seven unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 5% to 51%. All of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At March 31, 2008, the aggregate debt incurred by these ventures was approximately $668.6 million. The table below summarizes the outstanding debt of these joint venture properties at March 31, 2008:

Properties	Venture Ownership %	GAAP Interest Rate	Principal Amount		Maturity Date
	(in thousands)
Metropolitan Square	51%	8.23%	$128,221		May 1, 2010
Market Square North	50%	7.74%	87,384		December 19, 2010
Eighth Avenue and 46th Street	50%	8.34%	23,600	(1)	May 8, 2009
Annapolis Junction	50%	4.77%	20,256		September 12, 2010
Mountain View Tech. Park	39.5%	4.21%	24,000	(2)(3)	March 31, 2011
Mountain View Research Park	39.5%	7.00%	100,000	(4)(2)	October 7, 2008
901 New York Avenue	25%	5.27%	169,605		January 1, 2015
One & Two Circle Star Way	25%	6.57%	42,000	(2)	September 1, 2013
300 Billerica Road	25%	5.69%	7,500	(2)	January 1, 2016
Wisconsin Place	23.89%	5.50%	28,897	(5)	March 11, 2009
Wisconsin Place Retail	5%	6.36%	37,106	(6)	March 29, 2010

Total			$668,569

(1)	The financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum. On May 8, 2008 the maturity date of the loan was extended to May 8, 2009.
(2)	This property is owned by the Value-Added Fund.
(3)	The financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum. The loan is for $26.0 million of which $24.0 million was disbursed at March 31, 2008.
(4)	Amount is owed to us. The promissory note bears interest at a fixed rate of 7% per annum and matures in October 2008, subject to extension at the option of the Value-Added Fund until April 2009. We expect the Value-Added Fund to obtain third-party financing secured by the Research Park properties during the second quarter of 2008 and repay the remaining outstanding indebtedness on our loan to the Value-Added Fund.

(5)	Amount represents outstanding construction financing under a $36.9 million loan commitment (of which our share is $0.0 million) at a variable rate equal to LIBOR plus 1.50% per annum with a maturity in March 2009. The mortgage debt requires interest only payments with a balloon payment due at maturity. This loan was repaid on April 29, 2008.
(6)	Amount represents outstanding construction financing under a $66.0 million loan commitment collateralized by the retail entity of Wisconsin Place. Wisconsin Place is a mixed-use development project consisting of office, retail and residential properties located in Chevy Chase, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.375% per annum and matures on March 29, 2010 with two one-year extension options.

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

Insurance

We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”). Prior to TRIPRA, only acts of foreign terrorism could be “certified” for coverage under TRIA. Under TRIPRA, acts of both foreign and domestic terrorism can be “certified” for coverage under TRIA. Currently, the Company’s property insurance program per occurrence limits are $1 billion, including coverage for both foreign and domestic acts of terrorism “certified” under TRIA. We also currently carry nuclear, biological, chemical and radiological terrorism insurance coverage (“NBCR Coverage”) for both foreign and domestic acts of terrorism “certified” under TRIA, which is provided by IXP, LLC as a direct insurer, excluding our Value-Added Fund properties. The per occurrence limit for NBCR Coverage is $1 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100 million and the coinsurance is 10%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. We may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in our portfolio or for any other reason. We intend to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

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

In January 2002, we formed a wholly-owned taxable REIT subsidiary, IXP, Inc., to act as a captive insurance company and be one of the elements of our overall insurance program. On September 27, 2006, IXP, Inc. was merged into IXP, LLC, a wholly owned subsidiary, and all insurance policies issued by IXP, Inc. were cancelled and reissued by IXP, LLC. The term “IXP” refers to IXP, Inc. for the period prior to September 27, 2006 and to IXP, LLC for the period on and subsequent to September 27, 2006. IXP acts as a direct insurer with respect to a portion of our earthquake insurance coverage for our Greater San Francisco properties and our NBCR Coverage for foreign and domestic acts of terrorism “certified” under TRIA. Insofar as we own IXP, we are responsible for its liquidity and capital resources, and the accounts of IXP are part of our consolidated financial statements. In particular, if a loss occurs which is covered by our NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. IXP would also be responsible for any recoupment charges by the Federal Government in the event losses are paid out under TRIA and if IXP maintains the NBCR policy after the payout by the Federal Government. If we experience a loss and IXP is required to pay under its insurance policy, we would ultimately record the loss to the extent of IXP’s required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

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

Funds from Operations

Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or “FFO,” by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, real estate related depreciation and amortization, and after adjustment for unconsolidated joint ventures and preferred distributions. FFO is a non-GAAP financial measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.

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

The following table presents a reconciliation of net income available to common shareholders to FFO for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net income available to common shareholders	$88,461	$854,307
Add:
Minority interest in Operating Partnership	13,024	10,928
Minority interests in property partnerships	625	—
Less:
Income from unconsolidated joint ventures	1,042	965
Gains on sales of real estate, net of minority interest	20,025	619,206
Income from discontinued operations, net of minority interest	—	2,626
Gains on sales of real estate from discontinued operations, net of minority interest	—	161,848

Income before minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gains on sales of real estate and discontinued operations	81,043	80,590
Add:
Real estate depreciation and amortization(1)	77,619	72,870
Income from discontinued operations	—	3,086
Income from unconsolidated joint ventures	1,042	965
Less:
Minority interests in property partnerships	1,111	—
Preferred distributions(2)	905	1,202

Funds from Operations	$157,688	$156,309
Less:
Minority interest in the Operating Partnership’s share of Funds from Operations	22,965	23,298

Funds from Operations available to common shareholders	$134,723	$133,011

Our percentage share of Funds from Operations—basic	85.44%	85.10%

Weighted-average shares outstanding—basic	119,536	118,177

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $74,671 and $69,772, our share of unconsolidated joint venture real estate depreciation and amortization of $3,263 and $2,099 and depreciation and amortization from discontinued operations of $0 and $1,314, less corporate related depreciation and amortization of $315 and $315 for the three months ended March 31, 2008 and 2007, respectively.
(2)	Excludes an adjustment of approximately $3.1 million for the three months ended March 31, 2007 to the income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special dividend that followed previously completed sales of real estate.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Income (Numerator)	Shares (Denominator)	Income (Numerator)		Shares (Denominator)
	(in thousands)		(in thousands)
Basic FFO	$157,688	139,911	$156,309		138,877
Effect of Dilutive Securities
Convertible Preferred Units	905	1,461	1,202	(1)	1,922
Stock Options and Exchangeable Notes	—	1,486	—		2,469

Diluted FFO	$158,593	142,858	$157,511		143,268
Less: Minority interest in Operating Partnership’s share of diluted FFO	22,620	20,375	22,757		20,699

Company’s share of Diluted FFO (2)	$135,973	122,483	$134,754		122,569

(1)	Excludes an adjustment of approximately $3.1 million for the three months ended March 31, 2007 to the income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special dividend that followed previously completed sales of real estate.
(2)	Our share of diluted Funds from Operations was 85.74% and 85.55% for the quarter ended March 31, 2008 and 2007, respectively.

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

In connection with the sale of 280 Park Avenue, we entered into a master lease agreement with the buyer at closing. Under the master lease agreement, we guaranteed that the buyer will receive at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the leases for this space. The leases for this space expired at various times between June 2006 and October 2007. The aggregate amount of base rent we have guaranteed over the entire period from 2006 to 2017 is approximately $67.3 million. Our guarantee obligations, which are in the form of base rent payments to the buyer, will be reduced by the amount of base rent payable, whether or not actually paid, under qualifying leases for this space that we obtain from prospective tenants. We will remain responsible for any free rent periods. The buyer will bear all customary leasing costs for this space, including tenant improvements and leasing commissions. Our remaining master lease obligation as of March 31, 2008 is approximately $2.3 million which is reflected in the Consolidated Balance Sheet as other liabilities.

Under the purchase and sale agreement for 280 Park Avenue, we also agreed to provide to the buyer fixed monthly revenue support from the closing date until December 31, 2008. The aggregate amount of the revenue support payments is approximately $22.5 million and has been recorded as a purchase price adjustment and included in Other Liabilities within our Consolidated Balance Sheets. As of March 31, 2008, the remaining revenue support obligation totaled approximately $4.6 million.

On May 31, 2007 and June 15, 2007, we paid an aggregate of $25.0 million in connection with the agreement entered into in May 2006 to redeem the outside members’ equity interest in the limited liability company that owns Citigroup Center. The remaining unpaid redemption price, which is to be paid on May 31, 2008 is reflected at its fair value in Other Liabilities in our Consolidated Balance Sheet and totaled $24.8 million at March 31, 2008.

Newly Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value and establishes a framework for measuring fair value, which includes a hierarchy based on the quality of inputs used to measure fair value. SFAS No. 157 also expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. SFAS No. 157 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. The levels of the SFAS No. 157 fair value hierarchy are described as follows:

•	Level 1—Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

•

Level 2—Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

•	Level 3—Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

SFAS No. 157 became effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also removed certain leasing transactions from the scope of SFAS No. 157. On January 1, 2008, we adopted SFAS No. 157. We have financial instruments consisting of investments in securities and interest rate contracts that are required to be measured under SFAS No. 157. We currently do not have any non-financial assets or non-financial liabilities that are required to be measured under SFAS No. 157. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2008.

Our investments in securities which were valued at approximately $23.4 million at March 31, 2008 are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

Our treasury lock and swap contracts were valued at approximately $52.7 million at March 31, 2008 using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models based upon the estimated amounts we would receive or pay to terminate the contracts as of March 31, 2008. In accordance with SFAS No. 157, we have included the impact of credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, which adjustments did not have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 became effective for fiscal years beginning after November 15, 2007. On January 1, 2008, we adopted SFAS No. 159 and has currently not elected to measure any financial instruments or other items (not currently required to be measured at fair value) at fair value.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. These disclosure requirements include a tabular summary of the fair values of derivative instruments and their gains and losses, disclosure of derivative features that are credit risk related to provide more information regarding an entity’s liquidity and cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. We are currently assessing the impact SFAS No. 161 will have on our consolidated financial statements.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

Approximately $5.3 billion of our borrowings bear interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. As of March 31, 2008, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 1.25% per annum. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date.

	2008	2009	2010	2011	2012	2013+	Total	Fair Value
	Secured debt
	(dollars in thousands)
Fixed Rate	$572,563	$95,442	$132,870	$545,153	$99,672	$1,126,766	$2,572,465	$2,638,778
Average Interest Rate	6.78%	6.38%	7.86%	7.02%	5.62%	5.64%	6.33%
Variable Rate	—	148,343	—	39,812	—	—	188,155	188,155

	Unsecured debt
Fixed Rate	—	—	—	—	—	$1,472,027	$1,472,027	$1,422,773
Average Interest Rate	—	—	—	—	—	5.95%	5.95%
Variable Rate	—	—	—	—	—	—	—	—

	Unsecured exchangeable debt
Fixed Rate	—	—	—	—	845,185	$450,000	$1,295,185	$1,341,281
Average Interest Rate	—	—	—	—	3.46%	3.79%	3.55%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$572,563	$243,785	$132,870	$584,965	$944,856	$3,048,793	$5,527,832	$5,402,832

During 2007, we commenced an interest rate hedging program for our expected financing activity in 2008 and entered into 11 treasury locks based on a weighted-average 10-year treasury rate of 4.68% per annum on notional amounts aggregating $375.0 million. Nine of the treasury locks with notional amounts aggregating $325.0 million matured on April 1, 2008. The remaining two treasury locks with notional amounts aggregating $50.0 million mature on July 31, 2008. In addition, we entered into five forward-starting interest rate swap contracts to lock the 10-year LIBOR swap rate on notional amounts aggregating $150.0 million at a weighted-average forward-starting 10-year swap rate of 5.19% per annum. The 10-year treasury rate is a component of the 10-year swap rate and the swap contracts effectively fixed the 10-year treasury rate at a weighted-average interest rate of 4.51% per annum. The swap contracts go into effect on July 31, 2008 and expire on July 31, 2018. The contracts have effectively fixed the 10-year treasury rate at a weighted average interest rate of 4.63% per annum on notional amounts aggregating $525.0 million. We entered into the treasury locks and interest rate swap contracts designated and qualifying as cash flow hedges to reduce our exposure to the variability in future cash flows attributable to changes in the hedged rate in contemplation of obtaining ten-year fixed-rate financings in 2008. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as

amended and interpreted, establishes accounting and reporting standards for derivative instruments. We have formally documented all of the relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. We also assess and document, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. All components of the treasury locks and forward-starting interest rate swap contracts were included in the assessment of hedge effectiveness.

We had expected a financing to occur on or about April 1, 2008 in conjunction with the payoff of our mortgage loan on Prudential Center totaling $258 million, but instead elected to repay the maturing loan with available cash balances temporarily due to the dislocation in the capital markets, which caused credit spreads to be unattractively wide. We still anticipate completing a replacement financing, in addition to additional financing activity, later in the year to replace our maturing debt. As a result of the changes in our financing plans, we determined our best estimate of the date of our projected financings to be later in 2008. In accordance with SFAS No. 133, this change in turn required that we re-assess hedge effectiveness for all components of each interest rate contract’s gain or loss, including the treasury locks we settled on April 1, 2008. As a result, during the three months ended March 31, 2008, we recognized a net derivative loss of approximately $3.8 million representing the partial ineffectiveness of the interest rate contracts. We have recorded the changes in fair value of the treasury lock and swap contracts related to the effective portion totaling approximately $49.0 million in Other Liabilities and Accumulated Other Comprehensive Loss within the Consolidated Balance Sheets. On April 1, 2008, we cash-settled at maturity nine of the treasury lock contracts with notional amounts aggregating $325.0 million and made cash payments to the counterparties totaling approximately $33.5 million. Based on interest rates in effect as of March 31, 2008 and assuming we complete financing transactions in accordance with our current plans, we expect that within the next twelve months we will reclassify into earnings as an increase in interest expense approximately $3.5 million of the amounts recorded within Accumulated Other Comprehensive Loss relating to the treasury locks and forward-starting interest rate swap contracts. If the forecasted financing transactions do not occur by the anticipated date or in the additional time period permitted by SFAS No. 133, we may be required to recognize net investment gains or losses which represent the ineffective portion of our cash flow hedges, the amount of which will depend on market conditions and may be material.

If the 10-year treasury rate is below the fixed strike rate at the time we settle each contract, we would be required to make a payment to the contract counterparties; if the 10-year treasury rate is above the fixed strike rate at the time we cash settle each contract, we would receive a payment from the contract counterparties. The amount that we either pay or receive will equal the present value of the basis point differential between the applicable fixed strike rate and the 10-year treasury rate at the time we settle each contract. If the 10-year swap rate is below the fixed strike rate at the time we settle each contract, we would be required to make a payment to the contract counter-parties; if the 10-year swap rate is above the fixed strike rate at the time we cash settle each contract, we would receive a payment from the contract counterparties. The amount that we either pay or receive will equal the present value of the basis point differential between the applicable fixed strike rate and the 10-year swap rate at the time we settle each contract. We believe that these contracts qualify as highly-effective cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

On September 27, 2007, we entered into an interest rate swap contract to fix the one-month LIBOR index rate (including a 1.25% spread), at 5.82% per annum on a notional amount of $96.7 million. The swap contract went into effect on October 22, 2007 and expires on October 29, 2008.

If market interest rates had been 100 basis points greater at March 31, 2008, then the liability associated with our treasury lock and swap contracts would have decreased by approximately $44.0 million. If market interest rates had been 100 basis points lower at March 31, 2008, then the liability associated with our treasury lock and swap contracts would have increased by approximately $45.3 million.

During 2005, we entered into twelve forward-starting interest rate swap contracts to lock in the 10-year treasury rate and 10-year swap spreads. On December 19, 2006, we entered into an interest rate lock agreement with a lender for a fixed interest rate of 5.57% per annum on a ten-year mortgage financing totaling $750.0 million to be collateralized by our 599 Lexington Avenue property in New York City. We closed on the mortgage financing on February 12, 2007. In conjunction with the interest rate lock agreement, we terminated the forward-starting interest rate swap contracts and received approximately $10.9 million, which amount will reduce our interest expense over the ten-year term of the financing, resulting in an effective interest rate of 5.38% per annum. Over the next twelve months we will reclassify into earnings as a reduction of interest expense approximately $1.1 million of the amounts recorded within Accumulated Other Comprehensive Income (Loss) relating to these forward-starting interest rate swap contracts.

At March 31, 2008, our outstanding variable rate debt based off LIBOR totaled approximately $188.2 million of which approximately $96.7 million is fixed at 5.82% due to the interest rate swap contract we entered into in September 2007. At March 31, 2008, the interest rate on our unhedged variable rate debt was approximately 4.97%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $0.2 million for the three months ended March 31, 2008.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of our fiscal year ending December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1—Legal Proceedings.

We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A—Risk Factors.

There were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations—Update on Recent Regulatory Initiatives”). In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on the Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended March 31, 2008, the Company issued an aggregate of 4,500 shares of common stock in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. The shares of common stock were issued in exchange for 4,500 common units of limited partnership tendered for redemption by certain limited partners of Boston Properties Limited Partnership. The Company relied on the exemption based upon factual representations received from the limited partners who received these shares.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
January 1, 2008—January 31, 2008	498	(1)	$87.07	N/A	N/A
February 1, 2008—February 29, 2008	21,752	(1)	$96.09	N/A	N/A
March 1, 2008—March 31, 2008	—		—	N/A	N/A

Total	22,250		$95.89	N/A	N/A

(1)	Represents shares of restricted Common Stock surrendered by employees to the Company to satisfy such employee’s tax withholding obligation in connection with the vesting of restricted Common Stock. Such shares were repurchased by the Company for their fair market value on the vesting date.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—Submission of Matters to a Vote of Security Holders.

None.

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits

(a) Exhibits

10.1	—	Form of 2008 Outperformance Award Agreement. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. dated January 24, 2008.)

10.2	—	Employment Agreement, dated as of January 24, 2008, by and between Boston Properties, Inc. and Michael E. LaBelle. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Boston Properties, Inc. dated January 24, 2008.)

10.3	—	Seventy-Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Boston Limited Partnership dated as of January 24, 2008. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Boston Properties, Inc. dated January 24, 2008)

12.1	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distributions.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC,

May 12, 2008	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)