Form 10-Q
period 2008-06-30
BOSTON PROPERTIES INC
filed 2008-08-11
CIK 1037540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	119,810,724
(Class)	(Outstanding on August 1, 2008)

BOSTON PROPERTIES, INC.

FORM 10-Q

for the quarter ended June 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1—Financial	Statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and par value amounts)

	June 30, 2008	December 31, 2007
ASSETS
Real estate, at cost	$9,277,500	$9,077,528
Real estate held for sale, net	—	221,606
Construction in process	735,372	700,762
Land held for future development	253,313	249,999
Less: accumulated depreciation	(1,647,145)	(1,531,707)

Total real estate	8,619,040	8,718,188
Cash and cash equivalents	112,110	1,506,921
Cash held in escrows	59,644	186,839
Investments in securities	20,372	22,584
Tenant and other receivables (net of allowance for doubtful accounts of $1,545 and $1,901, respectively)	42,116	58,074
Related party note receivable	270,000	—
Accrued rental income (net of allowance of $1,164 and $829, respectively)	326,149	300,594
Deferred charges, net	305,287	287,199
Prepaid expenses and other assets	26,511	30,566
Investments in unconsolidated joint ventures	606,696	81,672

Total assets	$10,387,925	$11,192,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$2,535,496	$2,726,127
Unsecured senior notes (net of discount of $2,859 and $3,087, respectively)	1,472,141	1,471,913
Unsecured exchangeable senior notes (net of discount of $16,248 and $18,374, respectively)	1,296,252	1,294,126
Unsecured line of credit	200,000	—
Accounts payable and accrued expenses	183,192	145,692
Dividends and distributions payable	96,451	944,870
Accrued interest payable	55,979	54,487
Other liabilities	187,104	232,705

Total liabilities	6,026,615	6,869,920

Commitments and contingencies	—	—

Minority interests	663,313	653,892

Stockholders’ equity:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 119,835,140 and 119,581,385 issued and 119,756,240 and 119,502,485 outstanding in 2008 and 2007, respectively	1,198	1,195
Additional paid-in capital	3,341,887	3,305,219
Earnings in excess of dividends	399,502	394,324
Treasury common stock at cost, 78,900 shares in 2008 and 2007	(2,722)	(2,722)
Accumulated other comprehensive loss	(41,868)	(29,191)

Total stockholders’ equity	3,697,997	3,668,825

Total liabilities and stockholders’ equity	$10,387,925	$11,192,637

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands, except for per share amounts)
Revenue
Rental:
Base rent	$281,072	$268,272	$562,466	$538,944
Recoveries from tenants	49,848	46,783	98,732	93,069
Parking and other	17,317	16,488	33,818	31,809

Total rental revenue	348,237	331,543	695,016	663,822
Hotel revenue	9,708	9,335	16,232	16,044
Development and management services	6,460	5,130	11,937	9,857
Interest and other	4,115	26,205	15,894	43,193

Total revenue	368,520	372,213	739,079	732,916

Expenses
Real estate operating:
Rental	119,103	112,998	236,836	225,869
Hotel	6,449	6,417	12,346	12,431
General and administrative	17,467	16,291	37,055	33,099
Interest	64,564	73,743	132,403	147,669
Depreciation and amortization	74,389	73,921	149,060	143,693
Net derivative losses	(257)	—	3,531	—
Losses from early extinguishments of debt	—	—	—	722

Total expenses	281,715	283,370	571,231	563,483

Income before minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gains on sales of real estate and discontinued operations	86,805	88,843	167,848	169,433
Minority interests in property partnerships	(420)	—	(1,045)	—
Income from unconsolidated joint ventures	1,855	17,268	2,897	18,233

Income before minority interest in Operating Partnership, gains on sales of real estate and discontinued operations	88,240	106,111	169,700	187,666
Minority interest in Operating Partnership	(14,009)	(16,840)	(27,044)	(27,798)

Income before gains on sales of real estate and discontinued operations	74,231	89,271	142,656	159,868
Gains on sales of real estate, net of minority interest	5,303	—	25,331	620,262

Income before discontinued operations	79,534	89,271	167,987	780,130
Discontinued operations:
Income from discontinued operations, net of minority interest	—	1,357	—	3,985
Gain on sale of real estate from discontinued operations, net of minority interest	—	11,716	—	173,815

Net income available to common shareholders	$79,534	$102,344	$167,987	$957,930

Basic earnings per common share:
Income available to common shareholders before discontinued operations	$0.66	$0.75	$1.40	$6.49
Discontinued operations, net of minority interest	—	0.11	—	1.50

Net income available to common shareholders	$0.66	$0.86	$1.40	$7.99

Weighted average number of common shares outstanding	119,753	118,961	119,644	118,565

Diluted earnings per common share:
Income available to common shareholders before discontinued operations	$0.66	$0.73	$1.39	$6.37
Discontinued operations, net of minority interest	—	0.11	—	1.47

Net income available to common shareholders	$0.66	$0.84	$1.39	$7.84

Weighted average number of common and common equivalent shares outstanding	121,315	120,984	121,168	120,811

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net income available to common shareholders	$79,534	$102,344	$167,987	$957,930
Other comprehensive income (loss):
Effective portion of interest rate contracts	11,321	—	(12,481)	—
Amortization of interest rate contracts	(98)	(99)	(196)	(15)

Other comprehensive income (loss)	11,223	(99)	(12,677)	(15)

Comprehensive income	$90,757	$102,245	$155,310	$957,915

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income available to common shareholders	$167,987	$957,930
Adjustments to reconcile net income available to common shareholders to net cash provided by operating activities:
Depreciation and amortization	149,060	145,707
Non-cash portion of interest expense	4,800	4,798
Non-cash compensation expense	11,064	6,271
Losses from early extinguishments of debt	—	722
Net derivative losses	3,531	—
Losses on investments in securities	862	—
Minority interests in property partnerships	1,045	—
Distributions (earnings) in excess of earnings (distributions) from unconsolidated joint ventures	164	(14,500)
Minority interest in Operating Partnership	31,354	170,618
Gains on sales of real estate	(29,641)	(936,207)
Change in assets and liabilities:
Cash held in escrows	874	289
Tenant and other receivables, net	17,773	8,654
Accrued rental income, net	(25,555)	(21,605)
Prepaid expenses and other assets	(6,752)	(6,273)
Accounts payable and accrued expenses	(838)	(800)
Accrued interest payable	1,492	11,664
Other liabilities	(45,631)	(4,252)
Tenant leasing costs	(32,227)	(11,160)

Total adjustments	81,375	(646,074)

Net cash provided by operating activities	249,362	311,856

Cash flows from investing activities:
Acquisitions/additions to real estate	(230,620)	(622,086)
Proceeds from redemptions of investments in securities	9,657	—
Net investments in unconsolidated joint ventures	(517,003)	5,267
Net proceeds from the sale of real estate released from escrow	126,321	—
Issuance of note receivable	(270,000)	—
Proceeds from note receivable	123,000	—
Net proceeds from the sales of real estate	128,258	1,494,450

Net cash provided by (used in) investing activities	(630,387)	877,631

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2008	2007
	(in thousands)
Cash flows from financing activities:
Borrowings on unsecured line of credit	629,000	260,000
Repayments of unsecured line of credit	(429,000)	(260,000)
Proceeds from mortgage notes payable	106,462	994,326
Repayments of mortgage notes payable	(297,093)	(884,749)
Proceeds from unsecured exchangeable senior notes	—	840,363
Proceeds from real estate financing transaction	—	1,610
Payments on real estate financing transactions	(3,065)	(5,724)
Advance from joint venture partners	30,000	—
Dividends and distributions	(1,041,884)	(950,869)
Net proceeds from equity transactions	(1,226)	13,526
Contributions from (distributions to) minority interest holders, net	(2,202)	2,448
Redemption of minority interest	—	(35,625)
Deferred financing costs	(4,778)	(5,263)

Net cash used in financing activities	(1,013,786)	(29,957)

Net increase (decrease) in cash and cash equivalents	(1,394,811)	1,159,530
Cash and cash equivalents, beginning of period	1,506,921	725,788

Cash and cash equivalents, end of period	$112,110	$1,885,318

Supplemental disclosures:
Cash paid for interest	$145,332	$143,459

Interest capitalized	$19,221	$12,252

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$13,412	$8,677

Dividends and distributions declared but not paid	$96,451	$96,192

Issuance of OP Units in connection with the acquisition of real estate	$15,000	$—

Issuance of OP Units in connection with an investment in an unconsolidated joint venture	$10,000	$—

Conversions of Minority interests to Stockholders’ equity	$4,743	$23,303

Basis adjustment to real estate in connection with conversions of Minority interests to Stockholders’ equity	$11,713	$96,669

Mortgage notes payable assumed in connection with the acquisition of real estate	$—	$65,224

Note receivable issued in connection with the transfer of real estate	$123,000	$—

Issuance of restricted securities to employees and directors	$43,283	$17,658

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties, Inc. (the “Company”), a Delaware corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the sole general partner of Boston Properties Limited Partnership (the “Operating Partnership”) and at June 30, 2008 owned an approximate 84.1% (84.0% at June 30, 2007) general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, during February 2008, the Company issued LTIP Units in connection with the granting to employees of 2008 outperformance awards (also referred to as “2008 OPP Units”). Because the rights, preferences and privileges of 2008 OPP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude 2008 OPP Units. For a complete description of the terms of the 2008 OPP Units, see Note 12.

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

At June 30, 2008, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be converted into OP Units at the election of the holder thereof or the Operating Partnership in accordance with the amendment to the partnership agreement (See also Note 8).

All references herein to the Company refer to Boston Properties, Inc. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

Properties

At June 30, 2008, the Company owned or had interests in a portfolio of 142 commercial real estate properties (compared to 139 and 134 properties at December 31, 2007 and June 30, 2007, respectively) (the “Properties”) aggregating approximately 46.8 million net rentable square feet (compared to approximately 43.8 million and 42.7 million net rentable square feet at December 31, 2007 and June 30, 2007, respectively), including 14 properties under construction totaling approximately 4.4 million net rentable square feet, and structured parking for approximately 32,414 vehicles containing approximately 10.3 million square feet. At June 30, 2008, the Properties consist of:

•	138 office properties, including 118 Class A office properties (including 14 properties under construction) and 20 Office/Technical properties;

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	one hotel; and

•	three retail properties.

The Company owns or controls undeveloped land parcels totaling approximately 582.0 acres. In addition, the Company has a minority interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At June 30, 2008, the Value-Added Fund had investments in 26 buildings comprised of an office property in Chelmsford, Massachusetts and office complexes in San Carlos, California and Mountain View, California.

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

3. Real Estate Activity During the Six Months Ended June 30, 2008

Development

On February 5, 2008, the Company executed a 60-year ground lease with The George Washington University for the redevelopment of a site at Pennsylvania Avenue and Washington Circle in the District of

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Columbia as a mixed-use project comprised of approximately 450,000 square feet of office space and 330,000 square feet of residential space. During the three months ended June 30, 2008, the Company commenced construction on the project.

On May 12, 2008, the Company acquired the remaining development rights for its 250 West 55th Street development project located in New York City for an aggregate purchase price of approximately $34.2 million. The acquisition was financed with approximately $19.2 million of cash and the issuance to the selling entity of 150,000 OP Units.

During the six months ended June 30, 2008, a consolidated joint venture in which the Company has a 50% interest placed in-service 505 9th Street, a 322,000 net rentable square foot Class A office property located in Washington, D.C.

During the six months ended June 30, 2008, the Company partially placed in-service the following development properties:

•	77 CityPoint, a Class A office project with approximately 210,000 net rentable square feet located in Waltham, Massachusetts;

•	South of Market, comprised of three Class A office properties aggregating approximately 652,000 net rentable square feet located in Reston, Virginia; and

•	One Preserve Parkway, a Class A office project with approximately 183,000 net rentable square feet located in Rockville, Maryland.

Dispositions

On January 7, 2008, the Company transferred at cost Mountain View Research Park and Mountain View Technology Park to its Value-Added Fund for an aggregate of approximately $221.6 million. The Research Park properties are comprised of sixteen Class A office and office/technical properties aggregating approximately 601,000 net rentable square feet located in Mountain View, California. The Technology Park properties are comprised of seven office/technical properties aggregating approximately 135,000 net rentable square feet located in Mountain View, California. In consideration for the transfer, the Company received approximately $98.6 million of cash and a promissory note having a principal amount of $123.0 million. The promissory note bore interest at a fixed rate of 7% per annum and was scheduled to mature in October 2008, subject to extension at the option of the Value-Added Fund until April 2009. On March 27, 2008, the Value-Added Fund repaid $23.0 million of the financing with proceeds from third-party mortgage financing collateralized by the Mountain View Technology Park properties. On May 30, 2008, the Value-Added Fund repaid the remaining $100.0 million of the financing with proceeds from third-party mortgage financing collateralized by the Mountain View Research Park properties.

On April 14, 2008, the Company sold a parcel of land located in Washington, D.C. for approximately $33.7 million. The Company had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to the Company’s involvement in the construction of the project, the gain on sale has been deferred and will be recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. As a result, the Company recognized a gain on sale during the three months ended June 30, 2008 of approximately $5.3 million (net of minority interest share of approximately $0.9 million).

During the six months ended June 30, 2008, the Company signed a new qualifying lease for approximately 17,454 net rentable square feet of its remaining 25,409 net rentable square foot master lease obligation related to

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the 2006 sale of 280 Park Avenue resulting in the recognition of approximately $20.0 million (net of minority interest share of approximately $3.4 million) as additional gain on sale of real estate. The Company had deferred approximately $67.3 million of the gain on sale of 280 Park Avenue, which amount represented the maximum obligation under the master lease. As of June 30, 2008, the remaining master lease obligation totaled approximately $1.8 million.

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at June 30, 2008:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%

The Metropolitan Square Associates LLC	Metropolitan Square	51.0	%(1)

BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(2)

WP Project Developer LLC	Wisconsin Place Land and Infrastructure	23.9	%(3)(4)

Wisconsin Place Retail LLC	Wisconsin Place Retail	5.0	%(3)

Eighth Avenue and 46th Street Entities	Eighth Avenue and 46th Street	50.0	%(3)

Boston Properties Office Value-Added Fund, L.P.	300 Billerica Road, One & Two Circle Star Way and Mountain View Research and Technology Parks	36.9	%(2)(5)

Annapolis Junction NFM, LLC	Annapolis Junction	50.0	%(3)

767 Venture, LLC	The General Motors Building	60.0	%(6)

(1)	This joint venture is accounted for under the equity method due to participatory rights of the outside partners.
(2)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(3)	These properties have been partially placed in-service or are not in operation (i.e., under construction or assembled land).
(4)	Represents the Company’s effective ownership interest. The Company has a 66.67%, 5% and 0% interest in the office, retail and residential joint venture entities, respectively, which each own a 33.33% interest in the entity developing and owning the land and infrastructure of the project.
(5)	Represents the Company’s effective ownership interest. The Company has a 25.0% interest in the 300 Billerica Road and One & Two Circle Star Way properties and a 39.5% interest in the Mountain View Research and Technology Park properties.
(6)	The Company has determined that 767 Venture, LLC is not a variable interest entity (VIE) and that its joint venture partners have substantive participating rights with respect to the assets and operations of the General Motors Building, pursuant to the joint venture agreement.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

On January 7, 2008, the Company transferred at cost Mountain View Research Park and Mountain View Technology Park to its Value-Added Fund for an aggregate of approximately $221.6 million. The Research Park

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

properties are comprised of sixteen Class A office and office/technical properties aggregating approximately 601,000 net rentable square feet located in Mountain View, California. The Technology Park properties are comprised of seven office/technical properties aggregating approximately 135,000 net rentable square feet located in Mountain View, California. In consideration for the transfer, the Company received approximately $98.6 million of cash and a promissory note having a principal amount of $123.0 million. The promissory note bore interest at a fixed rate of 7% per annum and was scheduled to mature in October 2008, subject to extension at the option of the Value-Added Fund until April 2009. In connection with the transfer of the Research Park and Technology Park properties to the Value-Added Fund, the Company and its partners agreed to certain modifications to the Value-Added Fund’s original terms, including bifurcating the Value-Added Fund’s promote structure such that Research Park and Technology Park will be accounted for separately from the non-Mountain View properties owned by the Value-Added Fund (i.e., Circle Star and 300 Billerica Road). As a result of the modifications, the Company’s interest in the Mountain View properties is approximately 39.5% and its interest in the non-Mountain View properties is 25%. This investment completes the investment commitments for new properties from the Value-Added Fund partners.

On March 27, 2008, the Value-Added Fund obtained third-party mortgage financing totaling $26.0 million (of which $24.0 million has been disbursed as of June 30, 2008) collateralized by the Mountain View Technology Park properties. The third-party mortgage financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum and matures on March 31, 2011 with two, one-year extension options. The proceeds of the third-party mortgage financing were used to repay $23.0 million of the financing provided by the Company. On June 12, 2008, the Value-Added Fund entered into an interest rate swap contract related to the mortgage loan collateralized by the Mountain View Technology Park properties with a notional amount of $24.0 million to fix the one-month LIBOR index rate at 4.085% per annum through maturity on March 31, 2011.

On May 30, 2008, the Company’s Value-Added Fund obtained mortgage financing totaling $120.0 million (of which $103.0 million was drawn at closing, with the remaining $17.0 million available to fund future tenant and capital costs) collateralized by the Mountain View Research Park properties. The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on May 31, 2011 with two, one-year extension options. The Value-Added Fund entered into three interest rate swap contracts with notional amounts aggregating $103.0 million to fix the one-month LIBOR index rate at 3.63% per annum through April 1, 2011. The proceeds of the mortgage financing were used to repay the remaining $100.0 million of financing provided by the Company.

On January 29, 2008, the Wisconsin Place joint venture entity that owns and is developing the land and infrastructure components of the project (the “Land and Infrastructure Entity”) (a joint venture entity in which the Company owns an effective interest of approximately 23.89%) executed a second amendment to its construction loan agreement. The construction financing consisted of a $69.1 million commitment, bearing interest at a per annum variable rate equal to LIBOR plus 1.50% and maturing on March 11, 2009. The outstanding balance on the construction loan was approximately $52.6 million on the $69.1 million commitment. The amended agreement provides for a reduction in the loan commitment amount to $36.9 million. The reduction relates to the repayment of the office portion of the outstanding balance totaling approximately $24.9 million and an additional reduction in the borrowing capacity of approximately $7.3 million with a corresponding release of collateral in conjunction with the Wisconsin Place joint venture entity that owns and is developing the office component of the project (a consolidated joint venture entity in which the Company owns a 66.67% interest) obtaining new construction financing for its project. On April 29, 2008, the Land and Infrastructure Entity repaid the balance of the construction loan totaling approximately $29.4 million. The repayment relates to the repayment of the residential portion of the outstanding balance in conjunction with the Wisconsin Place joint venture entity that owns and is developing the residential component of the project (a joint venture entity in which the Company does not own an interest) obtaining new construction financing for its project.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 9, 2008, the Company completed the acquisition of the General Motors Building in New York City for a purchase price of approximately $2.8 billion. The General Motors Building is an approximately 2,000,000 rentable square foot office building located at the corner of 5th Avenue and Central Park South in New York City. The acquisition was completed through a joint venture among the Company, US Real Estate Opportunities I, L.P., which is a partnership managed by Goldman Sachs, and Meraas Capital LLC, a Dubai-based private equity firm. The Company has a 60% interest in the venture and will provide customary property management and leasing services for the venture. The purchase price consisted of approximately $890 million of cash, the issuance to the selling entity of 102,883 OP Units and the assumption of approximately $1.9 billion of secured and mezzanine loans having a weighted average fixed interest rate of 5.97% per annum, all of which mature in October 2017. In addition, the venture acquired the lenders’ interest in a portion of the assumed mezzanine loans having an aggregate principal amount of $294.0 million and a stated interest rate of 6.02% per annum for a purchase price of approximately $263.1 million in cash. The purchase price was financed in part with loans from the venture’s partners on a pro rata basis totaling $450.0 million, which bear interest at a fixed rate of 11.0% per annum and mature on June 9, 2017. The Company’s share of the partner loans totaling $270.0 million has been reflected in Related Party Note Receivable on the Company’s Consolidated Balance Sheets. The Company has eliminated interest income from its partner loan totaling approximately $1.8 million. In connection with the closing, the Company and the joint venture executed a tax protection agreement that restricts the joint venture’s ability to sell the General Motors Building in a taxable transaction and requires the Company and the joint venture to maintain certain amounts of indebtedness associated with the property and its acquisition for a period of up to nine years.

The following table summarizes the allocation of the purchase price, in accordance with SFAS No. 141, for the General Motors Building at the date of acquisition (in thousands).

Land	$1,139,394
Building and improvements	1,957,257
Tenant improvements	76,384
Tenant leasing costs	574,004
Below market assumed debt adjustment	101,395
Below market rents	(1,057,256)

Total aggregate purchase price	$2,791,178
Less: Indebtedness assumed, net	(1,606,000)

Net assets acquired	$1,185,178

On May 23, 2008, the Company entered into agreements to acquire 540 Madison Avenue, 125 West 55th Street and Two Grand Central Tower, also located in New York City. The Company expects to acquire the properties through joint ventures in each of which the Company will own a 60% interest. 540 Madison Avenue is a 39-story building located at Madison Avenue at 55th Street that contains approximately 292,000 rentable square feet. 125 West 55th Street is a 23-story building, spanning from 55th to 56th Streets between Avenue of the Americas and Seventh Avenue, that contains approximately 591,000 rentable square feet. Two Grand Central Tower is a 44-story mid-block tower that runs from 44th to 45th Street between Lexington and Third Avenue and contains approximately 664,000 rentable square feet. The purchase prices, including assumed debt, for these properties are: 540 Madison Avenue, $277.1 million; 125 West 55th Street, $444.0 million; and Two Grand Central Tower, $427.9 million. Carrying value of the debt to be assumed as part of the transactions consists of the following: 540 Madison Avenue—two secured loans having an aggregate principal amount of $120 million and a weighted average interest rate of 5.28% per annum, each of which matures in July 2013; 125 West 55th Street—an aggregate principal amount of $263.5 million of secured and mezzanine loans having a weighted average interest rate of 6.31% per annum, all of which mature in March 2010; and Two Grand Central Tower—a $190 million secured loan having a per annum interest rate of 5.10%, which matures in July 2010. Upon the

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

closing of the General Motors Building, the deposit on these assets (which is in the form of letters of credit) was increased by an aggregate of $20 million, bringing the total remaining deposit to $75 million. The closings of the remaining acquisitions are subject to customary conditions and termination rights for transactions of this type. In addition, under certain circumstances provided in the purchase and sale agreement, we may be obligated to pay the seller a per diem amount equal to (1) $64,259 with respect to 125 West 55th Street, (2) $89,367 with respect to 2 Grand Central Tower, and (3) $59,152 with respect to 540 Madison Avenue if the closing of the respective acquisition does not occur on the scheduled closing date.

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
ASSETS
Real estate and development in process, net	$4,111,612	$700,646
Other assets	670,362	109,318

Total assets	$4,781,974	$809,964

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$2,610,140	$565,568
Other liabilities	1,112,969	39,290
Members’/Partners’ equity	1,058,865	205,106

Total liabilities and members’/partners’ equity	$4,781,974	$809,964

Company’s share of equity	$604,128	$79,074
Basis differentials(1)	2,568	2,598

Carrying value of the Company’s investments in unconsolidated joint ventures	$606,696	$81,672

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. Basis differentials occur primarily upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the joint ventures are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Total revenue(1)	$51,554	$25,224	$81,894	$49,006
Expenses
Operating	16,182	8,925	26,767	17,523
Interest	18,654	8,101	28,469	16,522
Depreciation and amortization	17,623	5,240	26,229	10,824
Loss from early extinguishment of debt	112	146	152	146

Total expenses	52,571	22,412	81,617	45,015

Income (loss) before gain on sale of real estate	(1,017)	2,812	277	3,991
Gain on sale of real estate	—	32,777	—	32,777

Net income (loss)	$(1,017)	$35,589	$277	$36,768

Company’s share of net income	$40	$17,268	$1,082	$18,233
Elimination of inter-entity interest on partner loan	1,815	—	1,815	—

Income from unconsolidated joint ventures	$1,855	$17,268	$2,897	$18,233

(1)	Includes straight-line rent adjustments of $0.4 million, $0.4 million, $0.6 million and $0.4 million, respectively, for the three and six months ended June 30, 2008 and June 30, 2007. Includes “above” and “below” market rent adjustments of $5.6 million, $(0.2) million, $6.0 million and $(0.4) million, respectively, for the three and six months ended June 30, 2008 and June 30, 2007.

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

On June 19, 2008, the Company obtained construction financing totaling $65.0 million collateralized by its Democracy Tower (formerly South of Market—Phase II) development project located in Reston, Virginia. The Democracy Tower development project consists of a Class A office property with approximately 225,000 net rentable square feet. The construction financing bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on December 19, 2010 with two one-year extension options.

During 2007, the Company commenced an interest rate hedging program for its expected financing activity in 2008 and entered into 11 treasury locks based on a weighted-average 10-year treasury rate of 4.68% per annum on notional amounts aggregating $375.0 million. Nine of the treasury locks with notional amounts aggregating $325.0 million matured on April 1, 2008 at which time the Company cash-settled the contracts and made cash payments to the counterparties totaling approximately $33.5 million. The remaining two treasury locks with notional amounts aggregating $50.0 million matured on July 31, 2008. In addition, the Company entered into five forward-starting interest rate swap contracts to lock the 10-year LIBOR swap rate on notional amounts aggregating $150.0 million at a weighted-average forward-starting 10-year swap rate of 5.19% per annum. The 10-year treasury rate is a component of the 10-year swap rate and the swap contracts effectively fixed the 10-year treasury rate at a weighted-average interest rate of 4.51% per annum. The swap contracts go into effect on July 31, 2008 and expire on July 31, 2018. Collectively, all of the foregoing contracts have effectively fixed the 10-year treasury rate at a weighted-average interest rate of 4.63% per annum on notional amounts aggregating $525.0 million. The Company entered into the treasury locks and interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the hedged rate in contemplation of obtaining ten-year fixed-rate financings in 2008. In addition, during 2007, the Company entered into an interest rate swap to fix the one-month LIBOR index rate at 4.57% per annum on a notional amount of $96.7 million. This interest rate swap went into effect on October 22, 2007 and expires on October 29, 2008. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments. The Company has formally documented all of its relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. All components of the treasury

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

locks and forward-starting interest rate swap contracts were included in the assessment of hedge effectiveness. During the six months ended June 30, 2008, the Company modified the estimated dates with respect to its anticipated financings under the interest rate hedging program. As a result, the Company recognized a net derivative loss of approximately $3.5 million representing the partial ineffectiveness of the interest rate contracts. The Company has recorded the changes in fair value of the treasury lock and swap contracts related to the effective portion totaling approximately $38.1 million at June 30, 2008 in Accumulated Other Comprehensive Loss within the Company’s Consolidated Balance Sheets. Based on interest rates in effect as of June 30, 2008 and assuming the Company completes financing transactions in accordance with its current plans, the Company expects that within the next twelve months it will reclassify into earnings as an increase in interest expense approximately $2.7 million of the $38.1 million recorded within Accumulated Other Comprehensive Loss relating to the treasury locks and forward-starting interest rate swap contracts.

6. Unsecured Line of Credit

On June 6, 2008, the Company’s Operating Partnership utilized an accordion feature under its unsecured revolving credit facility (the “Unsecured Line of Credit”) with a consortium of lenders to increase the current lenders’ total commitment under the Unsecured Line of Credit from $605.0 million to $923.3 million. All other material terms under the facility remain unchanged. The Company’s Unsecured Line of Credit bears interest at a variable interest rate equal to Eurodollar plus 0.475% per annum and matures on August 3, 2010, with a provision for a one-year extension at the option of the Company, subject to certain conditions. The Unsecured Line of Credit is a recourse obligation of the Company’s Operating Partnership. Under the Unsecured Line of Credit, a facility fee equal to 0.125% per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in the Operating Partnership’s unsecured debt ratings. The Unsecured Line of Credit involves a syndicate of lenders. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a negotiated LIBOR-based rate. The Company had an outstanding balance on the Unsecured Line of Credit of $200.0 million at June 30, 2008.

The terms of the Unsecured Line of Credit require that the Company maintain customary financial and other covenants on an ongoing basis, including: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within 180 days, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within 180 days, (5) a minimum net worth requirement, (6) an unsecured debt interest coverage ratio of at least 1.75 and (7) limitations on permitted investments, development, partially owned entities, business outside of commercial real estate and commercial non-office properties. At June 30, 2008, the Company was in compliance with each of these financial and other covenant requirements.

7. Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

The Company has letter of credit and performance obligations of approximately $98.4 million related to lender requirements, acquisition deposits and development requirements.

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

Insurance

The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”). Prior to TRIPRA, only acts of foreign terrorism could be “certified” for coverage under TRIA. Under TRIPRA, acts of both foreign and domestic terrorism can be “certified” for coverage under TRIA. Currently, the Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for both foreign and domestic acts of terrorism “certified” under TRIA. The Company currently insures certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), in separate stand alone insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including coverage for both foreign and domestic acts of terrorism “certified” under TRIA, with $1.375 billion of coverage for losses in excess of $250 million being provided by NYXP, LLC, as a direct insurer. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage (“NBCR Coverage”) for both foreign and domestic acts of terrorism “certified” under TRIA, which is provided by IXP, LLC as a direct insurer, excluding the Company’s Value-Added Fund properties and 767 Fifth Avenue. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100 million and the coinsurance is 10%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

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

In January 2002, the Company formed a wholly-owned taxable REIT subsidiary, IXP, Inc., to act as a captive insurance company and be one of the elements of the Company’s overall insurance program. On September 27, 2006, IXP, Inc. was merged into IXP, LLC, a wholly-owned subsidiary, and all insurance policies

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issued by IXP, Inc. were cancelled and reissued by IXP, LLC. The term “IXP” refers to IXP, Inc. for the period prior to September 27, 2006 and to IXP, LLC for the period on and subsequent to September 27, 2006. IXP acts as a direct insurer with respect to a portion of the Company’s earthquake insurance coverage for its Greater San Francisco properties and the Company’s NBCR Coverage for both foreign and domestic acts of terrorism “certified” under TRIA. In May 2008, the Company formed a wholly-owned subsidiary, NYXP, LLC (“NYXP”), to act as a captive insurance company and be one of the elements of the Company’s insurance program for 767 Fifth Avenue. NYXP acts as a direct insurer with respect to a portion of the Company’s coverage for both foreign and domestic acts of terrorism “certified” under TRIA for 767 Fifth Avenue. Currently, NYXP only insures losses which exceed the program trigger under TRIA and NYXP reinsures with a third-party insurance company any coinsurance payable under TRIA. Insofar as the Company owns IXP and NYXP, it is responsible for their liquidity and capital resources, and the accounts of IXP and NYXP are part of the Company’s consolidated financial statements. In particular, if a loss occurs which is covered by the Company’s NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. IXP and NYXP would also be responsible for any recoupment charges by the Federal Government in the event losses are paid out and their insurance policies are maintained after the payout by the Federal Government. If the Company experiences a loss and IXP or NYXP are required to pay under their insurance policies, the Company would ultimately record the loss to the extent of the required payment. Therefore, insurance coverage provided by IXP and NYXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

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

8. Minority Interests

Minority interests relate to the interest in the Operating Partnership not owned by the Company and interests in property partnerships not wholly-owned by the Company. As of June 30, 2008, the minority interest in the Operating Partnership consisted of 20,283,854 OP Units, 946,226 LTIP Units, 1,085,861 2008 OPP Units and 1,113,044 Series Two Preferred Units (or 1,460,688 OP Units on an as converted basis) held by parties other than the Company.

The minority interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $24.6 million at June 30, 2008, are included in Minority Interests on the accompanying Consolidated Balance Sheets.

During the six months ended June 30, 2008, 256,130 OP Units were presented by the holders for redemption and were redeemed by the Company in exchange for an equal number of shares of Common Stock. The aggregate book value of the OP Units that were redeemed, as measured for each OP Unit on the date of its redemption, was approximately $4.7 million. The difference between the aggregate book value and the purchase price of these OP Units was approximately $11.7 million, which increased the recorded value of the Company’s net assets.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 5, 2008, the Company issued 1,085,861 2008 OPP Units. Prior to the measurement date on February 5, 2011, 2008 OPP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of 2008 OPP Units, both vested and unvested, which 2008 OPP award recipients have earned based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit. For a complete description of the terms of the 2008 OPP Units, see Note 12.

On May 12, 2008, the Operating Partnership issued 150,000 OP Units to the selling entity as partial consideration for the Company’s acquisition of the remaining development rights for its 250 West 55th Street development project located in New York City.

On June 9, 2008, the Operating Partnership issued 102,883 OP Units to the selling entity as partial consideration for the Company’s acquisition of its interest in the General Motors Building located in New York City.

The Preferred Units at June 30, 2008 consist solely of 1,113,044 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) an increasing rate, ranging from 5.00% to 7.00% per annum (7.00% for the six months ended June 30, 2008 and 2007) on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). Distributions to holders of Preferred Units are recognized on a straight-line basis that approximates the effective interest method.

On January 30, 2008, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit to holders of record as of the close of business on December 31, 2007. In addition, the Operating Partnership paid a special cash distribution on the OP Units and LTIP Units in the amount of $5.98 per unit to holders of record as of the close of business on December 31, 2007. On April 30, 2008, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit and a distribution on the 2008 OPP Units in the amount of $0.068 per unit, in each case payable to holders of record as of the close of business on March 31, 2008.

Holders of Series Two Preferred Units participated in the $5.98 per unit special cash distribution on an as-converted basis in connection with their regular May 2008 distribution payment as provided for in the Operating Partnership’s partnership agreement. At December 31, 2007, the Company had accrued approximately $8.7 million related to the $5.98 per unit special cash distribution payable to holders of the Series Two Preferred Units.

On February 15, 2008, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.89239 per unit. On May 15, 2008, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $8.7402 per unit, which amount included the impact of the special cash distribution described above.

On June 17, 2008, Boston Properties, Inc., as general partner of the Operating Partnership, declared a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit and a distribution on the 2008 OPP Units in the amount of $0.068 per unit, in each case payable on July 31, 2008 to holders of record as of the close of business on June 30, 2008.

The Series Two Preferred Units may be converted into OP Units at the election of the holder thereof at any time. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company. In lieu of a cash redemption, the Company may elect to acquire such OP Unit for one share of Common Stock. The value of the OP Units (not owned by the Company and including LTIP Units assuming that all conditions have been met for the conversion thereof) and Series Two Preferred Units had such units been redeemed at June 30, 2008 was approximately $1,915.4 million and $131.8 million, respectively, based on the closing price of the Company’s common stock of $90.22 per share on June 30, 2008.

9. Stockholders’ Equity

As of June 30, 2008, the Company had 119,756,240 shares of Common Stock outstanding.

During the six months ended June 30, 2008, the Company issued 256,130 shares of its Common Stock in connection with the redemption of an equal number of OP Units.

On January 30, 2008, the Company paid a dividend in the amount of $0.68 per share of Common Stock to shareholders of record as of the close of business on December 31, 2007. In addition, the Company paid a special cash dividend of $5.98 per share of Common Stock to shareholders of record as of the close of business on December 31, 2007. On April 30, 2008, the Company paid a dividend in the amount of $0.68 per share of Common Stock to shareholders of record as of the close of business on March 31, 2008.

On June 17, 2008, the Company’s Board of Directors declared a dividend in the amount of $0.68 per share of Common Stock payable on July 31, 2008 to shareholders of record as of the close of business on June 30, 2008.

10. Held for Sale/Discontinued Operations

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

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Newport Office Park, a Class A office property totaling approximately 172,000 net rentable square feet located in Quincy, Massachusetts;

•	Long Wharf Marriott, a 402-room hotel located in Boston, Massachusetts; and

•	5 Times Square, a Class A office property totaling approximately 1,102,000 net rentable square feet located in New York City.

Due to the Company’s continuing involvement in the management, for a fee, of Democracy Center and 5 Times Square through agreements with the buyers, Democracy Center and 5 Times Square have not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations. As a result, the gain on sale related to 5 Times Square has been reflected under the caption “Gains on sales of real estate, net of minority interest,” in the Consolidated Statements of Operations. The Company has presented the other properties listed above as discontinued operations in its Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007, as applicable.

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gains on sales of real estate from discontinued operations (net of minority interest) for the three and six months ended June 30, 2008 and 2007 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Total revenue	$—	$2,963	$—	$15,129
Operating expenses	—	674	—	8,440
Depreciation and amortization	—	700	—	2,014
Minority interest in Operating Partnership	—	232	—	690

Income from discontinued operations (net of minority interest)	$—	$1,357	$—	$3,985

Realized gains on sales of real estate	$—	$13,829	$—	$204,623
Minority interest in Operating Partnership	—	(2,113)	—	(30,808)

Realized gains on sales of real estate (net of minority interest)	$—	$11,716	$—	$173,815

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

11. Earnings Per Share

Earnings per share (“EPS”) has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net income and the number of common shares used in the computation of basic EPS, which is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. During 2004, the Company adopted EITF 03-6 “Participating Securities and the Two-Class Method under FASB 128” (“EITF 03-6”), which provides further guidance on the definition of participating securities. Pursuant to EITF 03-6, the Operating Partnership’s Series Two Preferred Units, which are reflected as Minority Interests in the Company’s Consolidated Balance Sheets,

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are considered participating securities and are included in the computation of basic and diluted earnings per share of the Company if the effect of applying the if-converted method is dilutive. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Operating Partnership, as well as Common Stock of the Company. Accordingly, for the reporting periods in which the Operating Partnership’s net income is in excess of distributions paid on the OP Units, LTIP Units and Series Two Preferred Units, such income is allocated to the OP Units, LTIP Units and Series Two Preferred Units in proportion to their respective interests and the impact is included in the Company’s consolidated basic and diluted earnings per share computation due to its holding of the Operating Partnership’s securities. For the three months ended June 30, 2008 and 2007, approximately $0.0 million and $0.3 million, respectively, was allocated to the Series Two Preferred Units in excess of distributions paid during the reporting period and is included in the Company’s computation of basic and diluted earnings per share. For the six months ended June 30, 2008 and 2007, approximately $0.1 million and $10.5 million, respectively, was allocated to the Series Two Preferred Units in excess of distributions paid during the reporting period and is included in the Company’s computation of basic and diluted earnings per share. Because the 2008 OPP Units require the Company to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes all contingently issuable units from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of the Operating Partnership that are exchangeable for the Company’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	For the three months ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before allocation of undistributed earnings of Series Two Preferred Units	$79,534	119,753	$0.66
Allocation of undistributed earnings of Series Two Preferred Units	(1)	—	(0.00)

Net income available to common shareholders	79,533	119,753	0.66
Effect of Dilutive Securities:
Stock Based Compensation	—	1,562	(0.00)

Diluted Earnings:
Net income	$79,533	121,315	$0.66

	For the three months ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations and allocation of undistributed earnings of Series Two Preferred Units	$89,271	118,961	$0.75
Discontinued operations, net of minority interest	13,073	—	0.11
Allocation of undistributed earnings of Series Two Preferred Units	(285)	—	(0.00)

Net income available to common shareholders	102,059	118,961	0.86
Effect of Dilutive Securities:
Stock Based Compensation	—	1,789	(0.01)
Exchangeable Senior Notes	—	234	(0.01)

Diluted Earnings:
Net income	$102,059	120,984	$0.84

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the six months ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before allocation of undistributed earnings of Series Two Preferred Units	$167,987	119,644	$1.40
Allocation of undistributed earnings of Series Two Preferred Units	(94)	—	(0.00)

Net income available to common shareholders	167,893	119,644	1.40
Effect of Dilutive Securities:
Stock Based Compensation	—	1,524	(0.01)

Diluted Earnings:
Net income	$167,893	121,168	$1.39

	For the six months ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations and allocation of undistributed earnings of Series Two Preferred Units	$780,130	118,565	$6.58
Discontinued operations, net of minority interest	177,800	—	1.50
Allocation of undistributed earnings of Series Two Preferred Units	(10,520)	—	(0.09)

Net income available to common shareholders	947,410	118,565	7.99
Effect of Dilutive Securities:
Stock Based Compensation	—	1,890	(0.12)
Exchangeable Senior Notes	—	356	(0.03)

Diluted Earnings:
Net income	$947,410	120,811	$7.84

12. Stock Option and Incentive Plan

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

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Each employee’s 2008 OPP Award is designated as a specified percentage of the aggregate outperformance pool. Assuming the applicable absolute and/or relative TRS thresholds are achieved at the end of the measurement period, the algebraic sum of the Absolute TRS Component and the Relative TRS Component will be calculated and then allocated among the 2008 OPP Award recipients in accordance with each individual’s percentage. Rewards earned with respect to 2008 OPP Awards will vest 25% on February 5, 2011, 25% on February 5, 2012, and 50% on February 5, 2013, based on continued employment. Vesting will be accelerated in the event of a change of control of the Company, termination of employment by the Company without cause or termination of employment by the award recipient for good reason, death, disability or retirement, although restrictions on transfer will continue to apply in certain of these situations. 2008 OPP Awards are in the form of LTIP units of limited partnership interest of the Operating Partnership, which are referred to herein as “2008 OPP Units.” 2008 OPP Units were issued prior to the determination of the outperformance pool, but will remain subject to forfeiture depending on the extent of rewards earned with respect to 2008 OPP Awards. The number of 2008 OPP Units issued initially to recipients of the 2008 OPP Awards was an estimate of the maximum number of 2008 OPP Units that they could earn, based on certain assumptions. The number of 2008 OPP Units actually earned by each award recipient will be determined at the end of the performance measurement period by dividing his or her share of the outperformance pool by the average closing price of a REIT Share for the 15 trading days immediately preceding the measurement date. Total return for the Company and for the SNL Equity REIT Index over the three-year measurement period and other circumstances will determine how many 2008 OPP Units are earned by each recipient; if they are fewer than the number issued initially, the balance will be forfeited as of the performance measurement date.

Prior to the measurement date, 2008 OPP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of 2008 OPP Units, both vested and unvested,

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which employees have earned based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

During the six months ended June 30, 2008, the Company issued 4,723 shares of restricted stock, 287,328 LTIP Units and 1,085,861 2008 OPP Units under its stock option and incentive plan. The shares of restricted stock were valued at approximately $0.5 million ($96.09 per share). The 2008 OPP Units were valued at approximately $19.7 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included (1) factors associated with the underlying performance of the Company’s stock price and total shareholder return over the term of the performance awards including total stock return volatility and risk-free interest and (2) factors associated with the relative performance of the Company’s stock price and total shareholder return when compared to the SNL Equity REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The LTIP Units were valued at approximately $25.3 million ($88.17 per unit weighted-average fair value) using a Monte Carlo simulation method model in accordance with the provisions of SFAS No. 123R. The per unit fair value of each LTIP Unit granted was estimated on the date of grant using the following assumptions: an expected life of 5.6 years, a risk-free interest rate of 2.75% and an expected price volatility of 25.0%. An LTIP Unit is generally the economic equivalent of a share of restricted stock in the Company. The aggregate value of the LTIP Units is included in Minority Interests in the Consolidated Balance Sheets. The restricted stock and LTIP Units granted to employees between January 1, 2004 and November 2006 vest over a five-year term. Grants of restricted stock and LTIP Units made in and after November 2006 vest in four equal annual installments. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted, as adjusted for forfeitures and the closing price of the Company’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Earnings in Excess of Dividends in the Consolidated Balance Sheets. Stock-based compensation expense associated with restricted stock, LTIP Units and 2008 OPP Units was approximately $5.4 million and $2.8 million for the three months ended June 30, 2008 and 2007, respectively, and approximately $10.6 million and $5.8 million for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, there was $58.0 million of unrecognized compensation cost related to unvested restricted stock, LTIP Units and 2008 OPP Units that is expected to be recognized over a weighted-average period of approximately 3.2 years.

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

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Information by geographic area and property type (dollars in thousands):

Three months ended June 30, 2008 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$89,075	$70,891	$110,902	$50,273	$15,830	$336,971
Office/Technical	7,528	3,738	—	—	—	11,266
Hotel	9,708	—	—	—	—	9,708

Total	106,311	74,629	110,902	50,273	15,830	357,945

% of Total	29.70%	20.85%	30.98%	14.05%	4.42%	100.00%
Real Estate Operating Expenses:
Class A	33,978	20,043	34,442	19,541	7,881	115,885
Office/Technical	2,312	906	—	—	—	3,218
Hotel	6,449	—	—	—	—	6,449

Total	42,739	20,949	34,442	19,541	7,881	125,552

% of Total	34.04%	16.69%	27.43%	15.56%	6.28%	100.00%

Net Operating Income	$63,572	$53,680	$76,460	$30,732	$7,949	$232,393

% of Total	27.36%	23.10%	32.90%	13.22%	3.42%	100.00%

Three months ended June 30, 2007 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$82,557	$62,703	$108,226	$50,791	$16,448	$320,725
Office/Technical	7,204	3,614	—	—	—	10,818
Hotel	9,335	—	—	—	—	9,335

Total	99,096	66,317	108,226	50,791	16,448	340,878

% of Total	29.07%	19.45%	31.75%	14.90%	4.83%	100.00%
Operating Expenses:
Class A	31,534	17,434	33,530	19,876	7,506	109,880
Office/Technical	2,359	759	—	—	—	3,118
Hotel	6,417	—	—	—	—	6,417

Total	40,310	18,193	33,530	19,876	7,506	119,415

% of Total	33.76%	15.23%	28.08%	16.64%	6.29%	100.00%

Net Operating Income	$58,786	$48,124	$74,696	$30,915	$8,942	$221,463

% of Total	26.54%	21.73%	33.73%	13.96%	4.04%	100.00%

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six months ended June 30, 2008 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$177,316	$137,459	$220,628	$104,498	$32,521	$672,422
Office/Technical	15,123	7,471	—	—	—	22,594
Hotel	16,232	—	—	—	—	16,232

Total	208,671	144,930	220,628	104,498	32,521	711,248

% of Total	29.34%	20.38%	31.02%	14.69%	4.57%	100.00%
Operating Expenses:
Class A	67,431	39,661	69,032	38,680	15,369	230,173
Office/Technical	4,907	1,756	—	—	—	6,663
Hotel	12,346	—	—	—	—	12,346

Total	84,684	41,417	69,032	38,680	15,369	249,182

% of Total	33.99%	16.62%	27.70%	15.52%	6.17%	100.00%

Net Operating Income	$123,987	$103,513	$151,596	$65,818	$17,152	$462,066

% of Total	26.83%	22.40%	32.81%	14.25%	3.71%	100.00%

Six months ended June 30, 2007 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$162,766	$120,133	$224,228	$100,341	$34,916	$642,384
Office/Technical	14,225	7,213	—	—	—	21,438
Hotel	16,044	—	—	—	—	16,044

Total	193,035	127,346	224,228	100,341	34,916	679,866

% of Total	28.39%	18.73%	32.98%	14.76%	5.14%	100.00%
Operating Expenses:
Class A	62,866	34,141	69,129	38,587	14,810	219,533
Office/Technical	4,726	1,610	—	—	—	6,336
Hotel	12,431	—	—	—	—	12,431

Total	80,023	35,751	69,129	38,587	14,810	238,300

% of Total	33.58%	15.00%	29.01%	16.19%	6.22%	100.00%

Net Operating Income	$113,012	$91,595	$155,099	$61,754	$20,106	$441,566

% of Total	25.59%	20.74%	35.13%	13.99%	4.55%	100.00%

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of net operating income to net income available to common shareholders:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net operating income	$232,393	$221,463	$462,066	$441,566
Add:
Development and management services income	6,460	5,130	11,937	9,857
Interest and other income	4,115	26,205	15,894	43,193
Income from unconsolidated joint ventures	1,855	17,268	2,897	18,233
Gains on sales of real estate, net of minority interest	5,303	—	25,331	620,262
Income from discontinued operations, net of minority interest	—	1,357	—	3,985
Gains on sales of real estate from discontinued operations, net of minority interest	—	11,716	—	173,815
Less:
General and administrative expense	(17,467)	(16,291)	(37,055)	(33,099)
Interest expense	(64,564)	(73,743)	(132,403)	(147,669)
Depreciation and amortization expense	(74,389)	(73,921)	(149,060)	(143,693)
Net derivative losses	257	—	(3,531)	—
Losses from early extinguishments of debt	—	—	—	(722)
Minority interests in property partnerships	(420)	—	(1,045)	—
Minority interest in Operating Partnership	(14,009)	(16,840)	(27,044)	(27,798)

Net income available to common shareholders	$79,534	$102,344	$167,987	$957,930

14. Newly Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value and establishes a framework for measuring fair value, which includes a hierarchy based on the quality of inputs used to measure fair value. SFAS No. 157 also expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. SFAS No. 157 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. The levels of the SFAS No. 157 fair value hierarchy are described as follows:

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

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 157 became effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also removed certain leasing transactions from the scope of SFAS No. 157. On January 1, 2008, the Company adopted SFAS No. 157. The Company has financial instruments consisting of investments in securities and interest rate contracts that are required to be measured under SFAS No. 157. The Company currently does not have any non-financial assets or non-financial liabilities that are required to be measured under SFAS No. 157. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2008.

The Company’s investments in securities, which were valued at approximately $20.4 million at June 30, 2008, are classified as Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The Company’s treasury lock and swap contracts were valued at approximately $8.2 million at June 30, 2008, using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models based upon the estimated amounts the Company would receive or pay to terminate the contracts as of June 30, 2008. In accordance with SFAS No. 157, the Company has included the impact of credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, which adjustments did not have a material impact on the Company’s assessment of fair value.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. These disclosure requirements include a tabular summary of the fair values of derivative instruments and their gains and losses, disclosure of derivative features that are credit risk related to provide more information regarding an entity’s liquidity and cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Company does not expect the adoption of SFAS No. 161 to have a material impact to the Company.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”) that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reflects the issuer’s nonconvertible debt borrowing rate. FSP No. APB 14-1 requires that the initial debt proceeds from the sale of the Operating Partnership’s $862.5 million of 2.875% exchangeable senior notes due 2037 and $450.0 million of 3.75% exchangeable senior notes due 2036 be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates) as additional non-cash interest expense. Based on the Company’s understanding of the application of FSP No. APB 14-1, this will result in an aggregate of approximately $0.13—$0.14 per share (net of incremental capitalized interest) of additional non-cash interest expense for fiscal 2008. Excluding the impact of capitalized interest, the additional non-cash interest expense will be approximately $0.15—$0.16 per share for fiscal 2008, and this amount (before netting) will increase in subsequent reporting periods through the first optional redemption dates as the debt accretes to its par value over the same period. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. Upon adoption, FSP No. APB 14-1 requires companies to retrospectively apply the requirements of the pronouncement to all periods presented.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which is intended to improve financing reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have a material impact on the Company.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-06-1”). FSP EITF 03-06-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of the FSP. Early application is not permitted. The Company is currently assessing the potential impact that the adoption of FSP EITF 03-06-1 will have on its results of operations.

15. Subsequent Events

On July 21, 2008, the Company’s Operating Partnership further increased the lenders’ total commitment under its Unsecured Line of Credit from $923.3 million to $1.0 billion (See Note 6). All other material terms under the facility remain unchanged.

On July 31, 2008, the Company cash-settled at maturity its two remaining treasury lock contracts and one forward-starting interest rate swap contract with notional amounts aggregating $100.0 million and made cash payments to the counterparties totaling approximately $3.9 million.

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

•	failure to manage effectively our growth and expansion into new markets and sub-markets or to integrate acquisitions and developments successfully;

•	the ability of our joint venture partners to satisfy their obligations;

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

We expect the impact of the current state of the economy, including rising unemployment, constrained capital and the dramatic deleveraging of the financial system, to have a dampening effect on the fundamentals of our business, including overall market occupancy and rental rates. Our core strategy has always been to operate in supply constrained markets with high barriers to entry and to focus on executing long-term leases with financially strong tenants. Historically, this combination has tended to reduce our exposure to down cycles and, based on our current occupancy and recent leasing success, lack of available supply in the majority of our markets and limited lease rollover, we believe we are well positioned to withstand a slowing economy. While the loss of market liquidity affecting all classes of debt securities has translated into a decline of funding availability and increased borrowing costs, as an investment grade issuer we believe we have the financial flexibility to raise additional capital in the unsecured debt market, through traditional term loans from banks and/or through traditional secured loans to meet our future capital needs. We recently utilized an accordion feature under our Unsecured Line of Credit to increase the lenders’ total commitment under the facility from $605.0 million to $1.0 billion and we will continue to proactively manage our capital position. We believe our strong balance sheet and access to capital is a competitive advantage in the current environment and, for example, enabled us to opportunistically pursue and ultimately acquire the General Motors Building with our joint venture partners. We intend to continue to explore acquisitions of other high-quality real estate at attractive returns.

Although we intend to pursue such acquisitions, we continue to believe, in general, that the returns we can generate from developments will be greater than those we can expect from acquisitions. Since the beginning of 2005 we have completed over $4.3 billion of asset sales and have redeployed a significant amount of the proceeds into our development pipeline. We started approximately $1.7 billion of developments in 2007, including commencing construction on our approximately 1.0 million square foot office tower in New York City at 250 West 55th Street and on our 815,000 square foot mixed-use development at 280 Congress Street (Russia Wharf) in Boston. We recently signed a 15-year lease with Wellington Management Company, LLP to occupy 82% of the office space at 280 Congress Street. We currently have an active development program of approximately $2.4 billion that is 50% preleased to tenants. We believe our focus on new development will enhance our long-term return on equity and earnings growth as these developments are placed in-service in 2009, 2010 and 2011.

In recent years, we have been an active seller of real estate assets, and, although we will consider additional asset sales, we do not expect our sales volume to be comparable to that of prior years and we currently do not have any assets on the market.

Transactions during the three months ended June 30, 2008 included the following:

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

•

On April 29, 2008, our Wisconsin Place joint venture entity that owns and is developing the land and infrastructure components of the project (a joint venture entity in which we own an effective interest of approximately 23.89%) repaid the balance of its construction loan totaling approximately $29.4 million. The loan was scheduled to mature in March 2009. Wisconsin Place is a mixed-use development project consisting of office, retail and residential properties located in Chevy Chase, Maryland.

•

On May 12, 2008, we acquired the remaining development rights for our 250 West 55th Street development project located in New York City for an aggregate purchase price of approximately $34.2 million. The acquisition was financed with approximately $19.2 million of cash and the issuance to the selling entity of 150,000 OP Units.

•

On May 30, 2008, our Value-Added Fund obtained mortgage financing totaling $120.0 million (of which $103.0 million was drawn at closing, with the remaining $17.0 million available to fund future tenant and capital costs) collateralized by its Mountain View Research Park properties. Mountain View Research Park consists of sixteen Class A office and office/technical properties aggregating approximately 601,000 net rentable square feet located in Mountain View, California. The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on May 31, 2011 with two, one-year extension options. The Value-Added Fund entered into three interest rate swap contracts with notional amounts aggregating $103.0 million to fix the one-month LIBOR index rate at 3.63% per annum through April 1, 2011. The proceeds of the mortgage financing were used to repay the remaining $100.0 million of financing provided by us to the Value-Added Fund in connection with our transfer of the Mountain View Research and Mountain View Technology Park properties to the Value-Added Fund in January 2008. In addition, on June 12, 2008, the Value-Added Fund entered into an interest rate swap contract related to the mortgage loan collateralized by its Mountain View Technology Park properties with a notional amount of $24.0 million to fix the one-month LIBOR index rate at 4.085% per annum through maturity on March 31, 2011.

•

On June 6, 2008, our Operating Partnership utilized an accordion feature under its Unsecured Line of Credit with a consortium of lenders to increase the total commitment under the facility from $605.0 million to $923.3 million. All other material terms under the facility remain unchanged.

•

On June 9, 2008, we completed the acquisition of the General Motors Building at 767 Fifth Avenue in New York City for a purchase price of approximately $2.8 billion. The General Motors Building is an approximately 2,000,000 rentable square foot office building located at the corner of 5th Avenue and Central Park South in New York City. The acquisition was completed through a joint venture among us, US Real Estate Opportunities I, L.P., which is a partnership managed by Goldman Sachs, and Meraas Capital LLC, a Dubai-based private equity firm. We have a 60% interest in the venture and will provide customary property management and leasing services for the venture. The purchase price consisted of approximately $890 million of cash, the issuance to the selling entity of 102,883 OP Units and the assumption of approximately $1.9 billion of secured and mezzanine loans having a weighted average fixed interest rate of 5.97% per annum, all of which mature in October 2017. In addition, the venture acquired the lenders’ interest in a portion of the assumed mezzanine loans having an aggregate principal amount of $294.0 million and a stated interest rate of 6.02% per annum for a purchase price of approximately $263.1 million in cash. We expect that the acquired mezzanine loans will remain outstanding pending a decision to either sell them or retire them.

We expect to consummate the previously announced acquisitions of 540 Madison Avenue, 125 West 55th Street and Two Grand Central Tower, also located in New York City. We expect to acquire these properties through joint ventures in each of which we will own a 60% interest. 540 Madison Avenue is a 39-story building located at Madison Avenue at 55th Street that contains approximately 292,000 rentable square feet. 125 West 55th Street is a 23-story building, spanning from 55th to 56th Streets between Avenue of the Americas and Seventh Avenue, that contains approximately 591,000 rentable square feet. Two Grand Central Tower is a 44-story mid-block tower that runs from 44th to 45th Street between Lexington and Third Avenue and contains approximately 664,000 rentable square feet. The purchase prices for these properties, including assumed debt, are: 540 Madison Avenue, $277.1 million; 125 West 55th Street, $444.0 million; and Two Grand Central Tower, $427.9 million. The debt that is expected to be assumed as part of the transactions consists of the following: 540 Madison Avenue—two secured loans having an aggregate principal amount of $120 million and a weighted-average interest rate of 5.28% per annum, each of which matures in July 2013; 125 West 55th Street—an aggregate principal amount of $263.5 million of secured and mezzanine loans having a weighted-average interest rate of 6.31% per annum, all of which mature in March 2010; and Two Grand Central Tower—a $190 million secured loan having a per annum interest rate of 5.10%, which matures in July 2010. Upon the closing of the General Motors Building, the deposit on these assets (which is in the form of letters of credit) was increased by an aggregate of $20 million, bringing the total remaining deposit to $75 million. The closings of the remaining acquisitions are expected to occur in multiple steps and are subject to customary conditions and termination rights for transactions of this type. In addition, under certain circumstances provided in the purchase and sale agreement, we may be obligated to pay the seller a per diem amount equal to (1) $64,259 with respect to 125 West 55th Street, (2) $89,367 with respect to 2 Grand Central Tower, and (3) $59,152 with respect to 540 Madison Avenue if the closing of the respective acquisition does not occur on the scheduled closing date. There can be no assurance that the closings will occur on the terms currently contemplated or at all.

•	On June 19, 2008, we obtained construction financing totaling $65.0 million collateralized by our Democracy Tower (formerly South of Market—Phase II) development project located in Reston,

Virginia. The Democracy Tower development project consists of a Class A office property with approximately 225,000 net rentable square feet. The construction financing bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on December 19, 2010 with two, one-year extension options.

•

During the quarter ended June 30, 2008, we commenced construction on our mixed-use project at Pennsylvania Avenue and Washington Circle in the District of Columbia comprised of approximately 450,000 square feet of office space and 330,000 square feet of residential space. In February 2008, we executed a 60-year ground lease with The George Washington University for the redevelopment of the site.

Transactions completed subsequent to June 30, 2008:

•

On July 21, 2008, our Operating Partnership further increased the lenders’ total commitment under the Unsecured Line of Credit from $923.3 million to $1.0 billion. All other material terms under the facility remain unchanged.

•

On July 31, 2008, we cash-settled at maturity our two remaining treasury lock contracts and one forward-starting interest rate swap contract with notional amounts aggregating $100.0 million and made cash payments to the counterparties totaling approximately $3.9 million.

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

Investments in Unconsolidated Joint Ventures

Except for ownership interests in variable interest entities, we account for our investments in joint ventures under the equity method of accounting because we exercise significant influence over, but do not control, these entities. Our judgment with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity involves the consideration of various factors including the form of our ownership interest, our representation in the entity’s governance, the size of our investment (including loans), estimates of future cash flows, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the venture, if applicable. Our assessment of our influence or control over an entity affects the presentation of these investments in our consolidated financial statements.

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

For the three and six months ended June 30, 2008, we recorded $1.5 million and $2.6 million, respectively, of rental revenue representing the adjustments of rents from “above” and “below” market leases in accordance with SFAS No. 141. For the three and six months ended June 30, 2008, the impact of the straight-line rent adjustment increased rental revenue by approximately $10.8 million and $23.7 million, respectively, as the revenue recorded exceeded amounts billed. Amounts exclude SFAS No. 141 and straight-line income from unconsolidated joint ventures, which is disclosed on page 12.

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

Tenant receivables are assigned a credit rating of 1-4. A rating of 1 represents the highest possible rating and no allowance is recorded. A rating of 4 represents the lowest credit rating, in which case we record a full reserve against the receivable balance. Among the factors considered in determining the credit rating include:

•	payment history;

•	credit status and change in status (credit ratings for public companies are used as a primary metric);

•	change in tenant space needs (i.e., expansion/downsize);

•	tenant financial performance;

•	economic conditions in a specific geographic region; and

•	industry specific credit considerations.

If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 7.5 years as of June 30, 2008. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and frequent monitoring of our portfolio to identify potential problem tenants.

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

We receive management and development fees from third parties. Management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis, because such fees are contingent upon the collection of rents. We review each development agreement and record development fees as earned depending on the risk associated with each project. Profit on development fees earned from joint venture projects is recognized as revenue to the extent of the third-party partners’ ownership interest.

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

Fair Value of Financial Instruments

For purposes of disclosure, we calculate the fair value of our mortgage notes payable and unsecured senior notes. We discount the spread between the future contractual interest payments and hypothetical future interest payments on our mortgage debt and unsecured notes based on a current market rate. In determining the current market rate, we add our estimate of a market spread to the quoted yields on federal government treasury securities with similar maturity dates to our own debt. Because our valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the three and six months ended June 30, 2008 and 2007.

At June 30, 2008 and June 30, 2007, we owned or had interests in a portfolio of 142 and 134 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the three and six months ended June 30, 2008 and 2007 show separately the changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in Properties Acquired, Sold, Repositioned and Placed In-Service.

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

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 114 properties totaling approximately 28.9 million net rentable square feet of space. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2007 and owned through June 30, 2008. In addition, the Same Property Portfolio includes our Cambridge Center Marriott hotel property, but does not include the Long Wharf Marriott hotel property, which was sold on March 23, 2007. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after January 1, 2007 or disposed of on or prior to June 30, 2008. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the six months ended June 30, 2008 and 2007 with respect to the properties which were acquired, placed in-service, repositioned or sold.

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue:
Rental Revenue	$663,888	$636,532	$27,356	4.30%	$90	$19,841	$8,967	$4,170	$18,691	$—	$—	$—	$691,636	$660,543	$31,093	4.71%
Termination Income	3,380	3,279	101	3.08%	—	—	—	—	—	—	—	—	3,380	3,279	101	3.08%

Total Rental Revenue	667,268	639,811	27,457	4.29%	90	19,841	8,967	4,170	18,691	—	—	—	695,016	663,822	31,194	4.70%

Real Estate Operating Expenses	229,448	219,488	9,960	4.54%	46	5,138	3,034	1,243	4,308	—	—	—	236,836	225,869	10,967	4.86%

Net Operating Income, excluding hotels	437,820	420,323	17,497	4.16%	44	14,703	5,933	2,927	14,383	—	—	—	458,180	437,953	20,227	4.62%

Hotel Net Operating Income(1)	3,886	3,613	273	7.56%	—	—	—	—	—	—	—	—	3,886	3,613	273	7.56%

Consolidated Net Operating Income(1)	441,706	423,936	17,770	4.19%	44	14,703	5,933	2,927	14,383	—	—	—	462,066	441,566	20,500	4.64%

Other Revenue:
Development and Management Services	—	—	—	—	—	—	—	—	—	—	—	—	11,937	9,857	2,080	21.10%
Interest and Other	—	—	—	—	—	—	—	—	—	—	—	—	15,894	43,193	(27,299)	(63.20)%

Total Other Revenue	—	—	—	—	—	—	—	—	—	—	—	—	27,831	53,050	(25,219)	(47.54)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	—	—	37,055	33,099	3,956	11.95%
Interest	—	—	—	—	—	—	—	—	—	—	—	—	132,403	147.669	(15,266)	(10.34)%
Depreciation and amortization	140,764	137,800	2,964	2.15%	—	2,767	4,528	3,126	3,768	—	—	—	149,060	143,693	5,367	3.74%
Net derivative losses	—	—	—	—	—	—	—	—	—	—	—	—	3,531	—	3,531	100.0%
Losses from early extinguishments of debt	—	—	—	—	—	—	—	—	—	—	—	—	—	722	(722)	(100.0)%

Total Other Expenses	140,764	137,800	2,964	2.15%	—	2,767	4,528	3,126	3,768	—	—	—	322,049	325,183	(3,134)	(0.96)%

Income before minority interests	$300,942	$286,136	$14,806	5.17%	$44	$11,936	$1,405	$(199)	$10,615	$—	$—	$—	$167,848	$169,433	$(1,585)	(0.94)%
Income from unconsolidated joint ventures	$2,867	$18,191	$(15,324)	(84.24)%	$—	$42	$30	$—	$—	$—	$—	$—	2,897	18,233	(15,336)	(84.11)%
Income from discontinued operations, net of minority interest	$—	$—	$—	—	$—	$3,985	$—	$—	$—	$—	$—	$—	—	3,985	(3,985)	(100.0)%
Minority interests in property partnerships													(1,045)	—	(1,045)	(100.0)%
Minority interest in Operating Partnership													(27,044)	(27,798)	754	2.71%
Gains on sales of real estate, net of minority interest													25,331	620,262	(594,931)	(95.92)%
Gains on Sales of real estate from discontinued operations, net of minority interest													—	173,815	(173,815)	(100.0)%

Net Income available to common shareholders													$167,987	$957,930	$(789,943)	(82.46)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 37. Hotel Net Operating Income for the six months ended June 30, 2008 and 2007 are comprised of Hotel Revenue of $16,232 and $16,044 less Hotel Expenses of $12,346 and $12,431 respectively per the Consolidated Income Statement.

Rental Revenue

The increase of approximately $31.1 million in the Total Property Portfolio Rental Revenue is comprised of increases and decreases within four of the categories that comprise our Total Property Portfolio. Rental revenue from the Same Property Portfolio increased approximately $27.4 million, Properties Sold decreased approximately $19.8 million, Properties Acquired increased approximately $4.8 million and Properties Placed In-Service increased approximately $18.7 million.

Rental revenue from the Same Property Portfolio increased approximately $27.4 million for the six months ended June 30, 2008 compared to 2007. Included in rental revenue is an overall increase in base rental revenue of approximately $26.6 million partially offset by a decrease of approximately $6.7 million in straight-line rent. Approximately $3.8 million of the increase from the Same Property Portfolio was due to an increase in recoveries from tenants which correlates with the increase in operating expenses. The remaining $3.7 million increase relates to parking and other income. We expect the aggregate impact of straight-line rents for the remainder of 2008 to be between $20 million and $22 million.

The acquisitions of Kingstowne Towne Center, North First Business Park, 103 Fourth Avenue, 6601 & 6605 Springfield Center Drive and Springfield Metro Center during 2007 increased rental revenue from Properties Acquired by approximately $4.8 million for the six months ended June 30, 2008 as detailed below:

Property	Date Acquired	Rental Revenue for the six months ended June 30
		2008	2007	Change
		(in thousands)
Kingstowne Towne Center	March 30, 2007	$7,135	$3,335	$3,800
North First Business Park	December 13, 2007	1,243	—	1,243
103 Fourth Avenue	January 29, 2007	403	344	59
6601 & 6605 Springfield Center Drive	January 18, 2007	186	491	(305)
Springfield Metro Center	April 11, 2007	—	—	—

Total		$8,967	$4,170	$4,797

The increase in rental revenue from Properties Placed In-Service relates to fully placing in-service our 505 9th Street development project in the first quarter of 2008, partially placing in-service the 77 CityPoint and South of Market development projects during the first quarter of 2008, and partially placing in-service the One Preserve Parkway development project during the second quarter of 2008. Rental Revenue from Properties Placed In-Service increased approximately $18.7 million, as detailed below:

Property	Date Placed In-Service	Rental Revenue for the six months ended June 30
		2008	2007	Change
		(in thousands)
505 9th Street	First Quarter, 2008	$9,512	$—	$9,512
South Of Market	First Quarter, 2008	8,190	—	8,190
77 CityPoint	First Quarter, 2008	629	—	629
One Preserve Parkway	Second Quarter, 2008	360	—	360

Total		$18,691	$—	$18,691

The aggregate increase in rental revenue was offset by the sales of Democracy Center in August 2007 and 5 Times Square in February 2007 and the transfer of Mountain View Research Park and Mountain View Technology Park to the Value-Added Fund in January 2008. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property. Rental Revenue from Properties Sold decreased by approximately $19.8 million, as detailed below:

Property	Date Sold	Rental Revenue for the six months ended June 30
		2008	2007	Change
		(in thousands)
Mountain View Properties	January 7, 2008	$90	$—	$90
5 Times Square	February 15, 2007	—	9,771	(9,771)
Democracy Center	August 7, 2007	—	10,070	(10,070)

Total		$90	$19,841	$(19,751)

Termination Income

Termination income for the six months ended June 30, 2008 was related to nine tenants across the Total Property Portfolio that terminated their leases, and we recognized termination income totaling approximately $3.4 million. This compared to termination income of approximately $3.3 million for the six months ended June 30, 2007 related to ten tenants. We currently anticipate realizing approximately $1.0 million in termination income per quarter for the remainder of 2008.

Real Estate Operating Expenses

The $11.0 million increase in property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property Portfolio is comprised of increases and decreases within four of the categories that comprise our Total Property Portfolio. Operating expenses for the Same Property Portfolio increased approximately $10.0 million, Properties Sold decreased approximately $5.1 million, Properties Acquired increased approximately $1.8 million and Properties Placed In-Serviced increased approximately $4.3 million.

Operating expenses from the Same Property Portfolio increased approximately $10.0 million for the six months ended June 30, 2008 compared to 2007. Included in Same Property Portfolio operating expenses is an increase in repairs and maintenance of $1.6 million and a decrease in other property-related expenses of approximately $0.8 million. In addition, utility expenses increased by $2.9 million, which represents an increase of approximately 7% over the prior year. Real estate taxes also increased approximately $6.3 million, or 7.3%, due to increased real estate tax assessments.

The acquisitions of Kingstowne Towne Center, North First Business Park, 103 Fourth Avenue, 6601 & 6605 Springfield Center Drive and Springfield Metro Center during 2007 increased operating expenses from Properties Acquired by approximately $1.8 million for the six months ended June 30, 2008 as detailed below:

Property	Date Acquired	Real Estate Operating Expenses for the six months ended June 30
		2008	2007	Change
		(in thousands)
Kingstowne Towne Center	March 30, 2007	$1,939	$812	$1,127
North First Business Park	December 13, 2007	539	—	539
103 Fourth Avenue	January 29, 2007	333	312	21
6601 & 6605 Springfield Center Drive	January 18, 2007	129	92	37
Springfield Metro Center	April 11, 2007	94	27	67

Total		$3,034	$1,243	$1,791

The increase in operating expenses from Properties Placed In-Service relates to fully placing in-service our 505 9th Street development project in the first quarter of 2008, partially placing in-service the 77 CityPoint and South of Market development projects during the first quarter of 2008, and partially placing in-service the One Preserve Parkway development project during the second quarter of 2008. Operating Expenses from Properties Placed In-Service increased approximately $4.3 million, as detailed below:

	Date Placed In-Service	Real Estate Operating Expenses for the six months ended June 30
Property		2008	2007	Change
		(in thousands)
505 9th Street	First Quarter, 2008	$2,615	$—	$2,615
South Of Market	First Quarter, 2008	1,321	—	1,321
77 CityPoint	First Quarter, 2008	265	—	265
One Preserve Parkway	Second Quarter, 2008	107	—	107

Total		$4,308	$—	$4,308

A decrease of approximately $5.1 million in the Total Property Portfolio operating expenses was due to the sales of Democracy Center in August 2007 and 5 Times Square in February 2007 and the transfer of Mountain View Research Park and Mountain View Technology Park to the Value-Added Fund in January 2008, as detailed below. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property.

Property	Date Sold	Real Estate Operating Expenses for the six months ended June 30
		2008	2007	Change
		(in thousands)
Mountain View Properties	January 7, 2008	$46	$—	$46
Democracy Center	August 7, 2007	—	3,448	(3,448)
5 Times Square	February 15, 2007	—	1,690	(1,690)

Total		$46	$5,138	$(5,092)

We continue to review and monitor the impact of rising insurance and energy costs, as well as other factors, on our operating budgets for fiscal year 2008. Because some operating expenses are not recoverable from tenants, an increase in operating expenses due to one or more of the foregoing factors could have an adverse effect on our results of operations.

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $0.3 million for the six months ended June 30, 2008 as compared to 2007. For the six months ended June 30, 2007, the operations of the Long Wharf Marriott have been included as part of discontinued operations due to its sale on March 23, 2007.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the six months ended June 30, 2008 and 2007.

	2008	2007	Percentage Change
Occupancy	76.2%	78.4%	(2.9)%
Average daily rate	$208.59	$202.76	2.9%
Revenue per available room, REVPAR	$161.32	$158.86	1.5%

Development and Management Services

Development and management services income increased approximately $2.1 million for the six months ended June 30, 2008 compared to 2007. The increase is attributed to (1) higher fee income due to a leasing commission earned under our management contract with the buyer of 280 Park Avenue and greater work order income in New York City, (2) higher fees related to faster than projected development progress at two of our joint venture development projects, (3) construction management fees related to tenant improvements completed in the portfolio and (4) development fees for our 20 F Street third-party development. We have maintained management contracts following the sale of Democracy Center on August 7, 2007, 5 Times Square on February 15, 2007 and 280 Park Avenue on June 6, 2006. We also recognized management fees following the acquisition of the General Motors Building. We currently anticipate realizing approximately $14-$15 million in development and management services income for the remainder of 2008, excluding the impact of the pending acquisitions of 540 Madison Avenue, 125 West 55th Street and Two Grand Central Tower.

Interest and Other Income

Interest and other income decreased approximately $27.3 million for the six months ended June 30, 2008 compared to 2007 as a result of lower overall interest rates and decreased average cash balances. In February 2007, our Operating Partnership issued $862.5 million of 2.875% unsecured exchangeable senior notes. On March 23, 2007 we completed the sale of the Long Wharf Marriott for approximately $225.6 million in cash, on April 5, 2007 we completed the sale of Newport Office Park for approximately $33.7 million in cash and on August 7, 2007 we completed the sale of Democracy Center for approximately $184.5 million in cash. On January 30, 2008 we paid a special cash dividend and regular quarterly dividend totaling $6.66 per common share. On February 1, 2008 we repaid the mortgage loan collateralized by our Reston Corporate Center property for approximately $20.5 million. On April 1, 2008, we repaid the mortgage loan collateralized by our Prudential Center property for approximately $258.2 million. On June 9, 2008, we completed the acquisition of the General Motors Building through a joint venture, and our share of the necessary net cash, which is net of a $200.0 million draw on our Unsecured Line of Credit, totaled $510 million. The net result of these transactions was a reduction in our average cash balances for the six months ended June 30, 2008 compared to June 30, 2007. Based on our current cash balances and current assumptions regarding the closing of our previously announced acquisitions, we currently anticipate realizing approximately $1-$2 million in interest income for the remainder of 2008.

Other Expenses

General and Administrative

General and administrative expenses increased approximately $4.0 million for the six months ended June 30, 2008 compared to 2007. During the six months ended June 30, 2008, we recognized additional expense related to abandoned project costs of approximately $1.4 million. The remaining increase is primarily due to increased base compensation. Offsetting the increase was lower than projected legal costs and payroll tax savings owing to more limited stock option activity than normal. In addition, due to the negative results in the broad equity market we also experienced a reduction in value in our deferred compensation plan which reduced general and administrative expense by $0.4 million, although such amount was offset by a corresponding equivalent reduction in interest income. As we continue to fully fund this plan, it results in reduced compensation costs. We anticipate our general and administrative expenses to be between approximately $18 million and $18.5 million per quarter for the remainder of 2008.

On January 24, 2008, our compensation committee approved outperformance awards under the 1997 Plan to our officers and employees. These awards (the “2008 OPP Awards”) are part of a new broad-based long-term incentive compensation program designed to provide our management team at several levels within the organization with the potential to earn equity awards subject to “outperforming” and creating shareholder value in a pay-for-performance structure. 2008 OPP Awards utilize total return to shareholders (“TRS”) over a three-year measurement period as the performance metric and include two years of time-based vesting after the end of the performance measurement period (subject to acceleration in certain events) as a retention tool. Recipients of

2008 OPP Awards will share in an outperformance pool if our TRS, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 5, 2008 to February 5, 2011, based on the average closing price of a share of our common stock of $92.8240 for the five trading days prior to and including February 5, 2008. The aggregate reward that recipients of all 2008 OPP Awards can earn, as measured by the outperformance pool, is subject to a maximum cap of $110 million, although only awards for an aggregate of up to approximately $104.8 million have been granted to date. The balance remains available for future grants. Under Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment,” the 2008 OPP Awards have an aggregate value of approximately $19.7 million, which amount will generally be amortized into earnings over the five-year plan period (although awards for retirement-eligible employees will be amortized over a three-year period). Because the 2008 OPP Awards require us to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, we will exclude all contingently issuable shares from the diluted EPS calculation. See Note 11 to the Consolidated Financial Statements. Compensation expense associated with the 2008 OPP Awards was approximately $2.2 million for the six months ended June 30, 2008.

Commencing in 2003, we issued restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under the 1997 Plan as the primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of our restricted stock. Employees vest in restricted stock and LTIP Units over a four- or five-year term (for awards granted between 2003 and November 2006, vesting is over a five-year term with annual vesting of 0%, 0%, 25%, 35% and 40%; and for awards granted after November 2006, vesting occurs in equal annual installments over a four-year term). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. LTIP Units that were issued in January 2005 and any future LTIP Unit awards will be valued using an option pricing model in accordance with the provisions of SFAS No. 123R. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “stock-based compensation.” Stock-based compensation associated with approximately $27.6 million of restricted stock and LTIP Units granted in February 2008 and approximately $18.5 million of restricted stock and LTIP Units granted in January 2007 will be incurred ratably over the four-year vesting period. Stock-based compensation associated with approximately $11.3 million of restricted stock and LTIP Units granted in April 2006 will be incurred ratably over the five-year vesting period.

Interest Expense

Interest expense for the Total Property Portfolio decreased approximately $15.3 million for the six months ended June 30, 2008 compared to 2007. The decrease is primarily due to (1) the repayment of outstanding mortgage debt in connection with the sale of Democracy Center in August 2007, which decreased interest expense by $3.4 million, (2) the repayment of our mortgages for the Prudential Center, Reston Corporate Center, 504, 506, 508 and 510 Carnegie Center and Embarcadero Center Four, which decreased interest expense by an aggregate of approximately $11.9 million, and (3) an increase in capitalized interest costs, which resulted in a decrease of interest expense of approximately $8.6 million. These decreases were offset by (1) an increase of approximately $2.6 million related to interest paid on the $862.5 million unsecured exchangeable senior notes issued in the first quarter of 2007 by our Operating Partnership at an effective per annum interest rate of 3.438% and (2) an increase of approximately $7.0 million related to the acquisition of Kingstowne Towne Center on March 30, 2007, the consolidation of our 505 9th Street joint venture property due to the involvement we now have because the property is operating and the partial placement in-service of our South of Market development project, (3) a net increase of approximately $1.8 million related to the refinancing of 599 Lexington Avenue with a new mortgage of approximately $750 million, the net proceeds from which were used to repay the $225 million draw on our Unsecured Line of Credit and repay the mortgage loan collateralized by Times Square Tower. The remaining decrease is attributed to scheduled loan amortization on our outstanding debt.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1).

This pronouncement and the estimated effect that it will have on interest expense is discussed in “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Newly Issued Accounting Standards.”

At June 30, 2008, our variable rate debt consisted of our construction loans at South of Market, Democracy Tower (formerly South of Market Phase II) and Wisconsin Place Office construction projects, as well as our borrowings under our Unsecured Line of Credit. The following summarizes our outstanding consolidated debt as of June 30, 2008 and June 30, 2007:

	June 30,
	2008	2007
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$5,074,504	$5,548,786
Variable rate	429,385	70,816

Total	$5,503,889	$5,619,602

Percent of total debt:
Fixed rate	92.20%	98.74%
Variable rate	7.80%	1.26%

Total	100.00%	100.00%

GAAP weighted-average interest rate at end of period:
Fixed rate	5.52%	5.71%
Variable rate	4.31%	6.63%

Total	5.42%	5.72%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $5.4 million for the six months ended June 30, 2008 compared to 2007. Approximately $3.0 million related to an increase in the Same Property Portfolio and approximately $1.4 million related to acquisition activity. An increase of approximately $3.8 million was attributed to Properties Placed In-Service. These increases were offset by a decrease of approximately $2.8 million due to the sale of Democracy Center in August 2007 and 5 Times Square in February 2007.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the six months ended June 30, 2008 and 2007 were $6.2 million and $5.1 million, respectively. These costs are not included in the general and administrative expenses discussed above. We expect capitalized wages to increase with our increased development activity into 2008. Interest capitalized for the six months ended June 30, 2008 and 2007 was $19.2 million and $12.3 million, respectively. These costs are not included in the interest expense referenced above.

Net derivative losses

During the six months ended June 30, 2008, we modified the estimated dates with respect to our anticipated financings under our interest rate hedging program. As a result, we recognized a net derivative loss of approximately $3.5 million representing the partial ineffectiveness of our interest rate contracts. We have recorded the changes in fair value of the treasury lock and swap contracts related to the effective portion totaling approximately $38.1 million at June 30, 2008 Accumulated Other Comprehensive Loss within our Consolidated Balance Sheets.

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

Minority interests in property partnerships

Minority interests in property partnerships for the six months ended June 30, 2008 consists of the outside equity owners’ interests in the income from our 505 9th Street property as well as our Wisconsin Place Office property.

Income from Unconsolidated Joint Ventures

For the six months ended June 30, 2008, income from unconsolidated joint ventures decreased by approximately $15.3 million compared to June 30, 2007. On June 1, 2007, the Value-Added Fund sold Worldgate Plaza located in Herndon, Virginia for approximately $109.0 million. Worldgate Plaza is an office complex consisting of approximately 322,000 net rentable square feet. Net cash proceeds totaled approximately $50.5 million, of which our share was approximately $20.3 million, after the repayment of the mortgage indebtedness of $57.0 million. Our share of the gain that is included as income in joint ventures was approximately $15.5 million. This amount reflects the achievement of certain return thresholds as provided for in the joint venture agreement.

On June 9, 2008, we completed the acquisition of the General Motors Building for a purchase price of approximately $2.8 billion. The acquisition was completed through a joint venture among us, US Real Estate Opportunities I, L.P., which is a partnership managed by Goldman Sachs, and Meraas Capital LLC, a Dubai-based private equity firm. We have a 60% interest in the venture and provide customary property management and leasing services for the venture. The following table presents selected projected financial information for the joint venture for the six months ending December 31, 2008, which is expected to impact our income from unconsolidated joint ventures in future periods.

Six months ending December 31, 2008 (Projected)
(in thousands)
Base rent and recoveries from tenants	$94,030
Straight-line rent	4,950
Fair value lease revenue	70,410
Parking and other	3,540

Total rental revenue	172,930

Operating expenses	36,370

Revenue less operating expenses	136,560

Interest expense	72,650
Fair value interest expense	3,920
Depreciation and amortization	79,050

Loss before elimination of inter-entity interest on partner loan	(19,060)

Elimination of inter-entity interest on partner loan	14,850

Net loss	$(4,210)

Company’s share of net loss (60%)	$(2,526)

The projected financial information described above contains forward-looking statements within the meaning of the federal securities laws. Actual results may differ materially from those projected as a result of the risks and uncertainties described or referred to in the first several paragraphs in “Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations.“

Our anticipated acquisitions of 540 Madison Avenue, 125 West 55th Street and Two Grand Central Tower in New York City through joint ventures are also expected to impact our income from unconsolidated joint ventures in future periods once these acquisitions are completed. There can be no assurance that these acquisitions will be completed.

Minority interest in Operating Partnership

Minority interest in Operating Partnership increased by approximately $0.8 million for the six months ended June 30, 2008 compared to 2007 primarily related to an adjustment of $3.1 million in the 1st quarter of 2007 to the 2006 special cash distribution accrual and allocation of earnings to the Series Two Preferred Units. This adjustment was due to conversions of Series Two Preferred Units. This increase was offset by decreases related to the redemption in ownership interests for the six months ended June 30, 2008.

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

Pursuant to the purchase and sale agreement related to the sale of 280 Park Avenue, we entered into a master lease agreement with the buyer at closing. Under the master lease agreement, we guaranteed that the buyer will receive at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the leases for this space. The leases for this space expired at various times between June 2006 and October 2007. The aggregate amount of base rent we guaranteed over the entire period from 2006 to 2017 is approximately $67.3 million. During the six months ended June 30, 2008 and 2007, we signed new qualifying leases for approximately 17,454 and 22,250 net rentable square feet of the remaining master lease obligation, resulting in the recognition of approximately $20.0 million (net of minority interest share of approximately $3.4 million) and $15.4 million (net of minority interest share of approximately $2.6 million) of additional gain on sale of real estate, respectively. As of June 30, 2008, the remaining master lease obligation totaled approximately $1.8 million.

On April 14, 2008, we sold a parcel of land located in Washington, D.C. for approximately $33.7 million. We had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to our involvement in the construction of the project, the gain on sale estimated to total $22.3 million has been deferred and will be recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. As a result, we recognized a gain on sale during the six months ended June 30, 2008 of approximately $5.3 million (net of minority interest share of approximately $0.9 million).

Income from discontinued operations, net of minority interest

For the six months ended June 30, 2007, Orbital Sciences Campus, Broad Run Business Park, Building E, Newport Office Park and Long Wharf Marriott were included as part of income from discontinued operations, net of minority interest.

Gains on sales of real estate from discontinued operations, net of minority interest

On March 23, 2007, we completed the sale of the Long Wharf Marriott, a 402-room hotel located in Boston, Massachusetts for a total sale price of $231.0 million, or approximately $575,000 per room. The net gain on sale was approximately $161.8 million (net of minority interest of $29.0 million). On April 5, 2007, we sold Newport Office Park, an approximately 172,000 net rentable square foot Class A office property located in Quincy, Massachusetts, for approximately $37.0 million. Net cash proceeds totaled approximately $33.7 million, resulting in a gain on sale of approximately $11.5 million (net of minority interest share of approximately $2.1 million.)

Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 121 properties totaling approximately 29.8 million net rentable square feet of space. The Same Property Portfolio includes properties acquired or placed in-service on or prior to April 1, 2007 and owned through June 30, 2008. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after April 1, 2007 or disposed of on or prior to June 30, 2008. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended June 30, 2008 and 2007 with respect to the properties which were acquired, placed in-service, repositioned or sold.

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue:
Rental Revenue	$336,644	$325,741	$10,903	3.35%	$—	$5,074	$569	$—	$11,024	$—	$—	$—	$348,237	$330,815	$17,422	5.27%
Termination Income	—	728	(728)	(100.00)%	—	—	—	—	—	—	—	—	—	728	(728)	(100.0)%

Total Rental Revenue	336,644	326,469	10,175	3.12%	—	5,074	569	—	11,024	—	—	—	348,237	331,543	16,694	5.04%

Real Estate Operating Expenses	116,264	111,110	5,154	4.64%	—	1,861	283	27	2,556	—	—	—	119,103	112,998	6,105	5.40%

Net Operating Income, excluding hotels	220,380	215,359	5,021	2.33%	—	3,213	286	(27)	8,468	—	—	—	229,134	218,545	10,589	4.85%

Hotel Net Operating Income(1)	3,259	2,918	341	11.69%	—	—	—	—	—	—	—	—	3,259	2,918	341	11.69%

Consolidated Net Operating Income(1)	223,639	218,277	5,362	2.46%	—	3,213	286	(27)	8,468	—	—	—	232,393	221,463	10,930	4.94%

Other Revenue:
Development and Management Services	—	—	—	—	—	—	—	—	—	—	—	—	6,460	5,130	1,330	25.93%
Interest and Other	—	—	—	—	—	—	—	—	—	—	—	—	4,115	26,205	(22,090)	(84.30)%

Total Other Revenue	—	—	—	—	—	—	—	—	—	—	—	—	10,575	31,335	(20,760)	(66.25)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	—	—	17,467	16,291	1,176	7.22%
Interest	—	—	—	—	—	—	—	—	—	—	—	—	64,564	73,743	(9,179)	(12.45)%
Depreciation and amortization	71,585	72,502	(917)	(1.26)%	—	1,419	522	—	2,282	—	—	—	74,389	73,921	468	0.63%
Net derivative losses	—	—	—	—	—	—	—	—	—	—	—	—	(257)	—	(257)	(100.0)%
Losses from early extinguishments of debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	0.0%

Total Other Expenses	71,585	72,502	(917)	(1.26)%	—	1,419	522	—	2,282	—	—	—	156,163	163,955	(7,792)	(4.75)%

Income before minority interests	$152,054	$145,775	$6,279	4.31%	$—	$1,794	$(236)	$(27)	$6,186	$—	$—	$—	$86,805	$88,843	$(2,038)	(2.29)%
Income from unconsolidated joint ventures	$1,825	$17,238	$(15,413)	(89.41)%	$—	$30	$30	$—	$—	$—	$—	$—	1,855	17,268	(15,413)	(89.26)%
Income from discontinued operations, net of minority interest	$—	$—	$—	—	$—	$1,357	$—	$—	$—	$—	$—	$—	—	1,357	(1,357)	(100.0)%
Minority interests in property partnerships													(420)	—	(420)	(100.0)%
Minority interest in Operating Partnership													(14,009)	(16,840)	2,831	16.81%
Gains on sales of real estate, net of minority interest													5,303	—	5,303	100.0%
Gains on Sales of real estate from discontinued operations, net of minority interest													—	11,716	(11,716)	(100.0)%

Net Income available to common shareholders													$79,534	$102,344	$(22,810)	(22.29)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 37. Hotel Net Operating Income for the three months ended June 30, 2008 and 2007 are comprised of Hotel Revenue of $9,708 and $9,335 less Hotel Expenses of $6,449 and $6,417 respectively per the Consolidated Income Statement.

Rental Revenue

The increase of approximately $17.4 million in the Total Property Portfolio Rental Revenue is comprised of increases and decreases within four of the categories that comprise our Total Property Portfolio. Rental revenue from the Same Property Portfolio increased approximately $10.9 million, Properties Sold decreased approximately $5.1 million, Properties Acquired increased approximately $0.6 million and Properties Placed In-Service increased approximately $11.0 million.

Rental revenue from the Same Property Portfolio increased approximately $10.9 million for the three months ended June 30, 2008 compared to 2007. Included in rental revenue is an overall increase in base rental revenue of approximately $12.4 million partially offset by a decrease of approximately $4.3 million in straight-line rent. Approximately $1.1 million of the increase from the Same Property Portfolio was due to an increase in recoveries from tenants which correlates with the increase in operating expenses. The remaining $1.7 million increase relates to parking and other income. We expect the aggregate impact of straight-line rents for the remainder of 2008 to be between $20 million and $22 million.

The acquisitions of North First Business Park, and Springfield Metro Center during 2007 increased rental revenue from Properties Acquired by approximately $0.6 million for the three months ended June 30, 2008 as detailed below:

Property	Date Acquired	Rental Revenue for the three months ended June 30
		2008	2007	Change
		(in thousands)
North First Business Park	December 13, 2007	$569	$—	$569
Springfield Metro Center	April 11, 2007	—	—	—

Total		$569	$—	$569

The increase in rental revenue from Properties Placed In-Service relates to fully placing in-service our 505 9th Street development project in the first quarter of 2008, partially placing in-service the 77 CityPoint and South of Market development projects during the first quarter of 2008, and partially placing in-service the One Preserve Parkway development project during the second quarter of 2008. Rental Revenue from Properties Placed In-Service increased approximately $11.0 million, as detailed below:

Property	Date Placed In-Service	Rental Revenue for the three months ended June 30
		2008	2007	Change
		(in thousands)
505 9th Street	First Quarter, 2008	$4,856	$—	$4,856
South Of Market	First Quarter, 2008	5,399	—	5,399
77 CityPoint	First Quarter, 2008	409	—	409
One Preserve Parkway	Second Quarter, 2008	360	—	360

Total		$11,024	$—	$11,024

The aggregate increase in rental revenue was offset by the sales of Democracy Center in August 2007 and the transfer of Mountain View Research Park and Mountain View Technology Park to the Value-Added Fund in January 2008. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property. Rental Revenue from Properties Sold decreased by approximately $5.1 million, as detailed below:

Property	Date Sold	Rental Revenue for the three months ended June 30
		2008	2007	Change
		(in thousands)
Mountain View Properties	January 7, 2008	$—	$—	$—
Democracy Center	August 7, 2007	—	5,074	(5,074)

Total		$—	$5,074	$(5,074)

Termination Income

There was no termination income for the three months ended June 30, 2008. This compared to termination income of approximately $0.7 million for the three months ended June 30, 2007 related to six tenants. We currently anticipate realizing approximately $1.0 million in termination income per quarter for the remainder of 2008.

Real Estate Operating Expenses

The $6.1 million increase in property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property Portfolio is comprised of increases and decreases within four of the categories that comprise our Total Property Portfolio. Operating expenses for the Same Property Portfolio increased approximately $5.1 million, Properties Sold decreased approximately $1.9 million, Properties Acquired increased approximately $0.3 million and Properties Placed In-Serviced increased approximately $2.6 million.

Operating expenses from the Same Property Portfolio increased approximately $5.1 million for the three months ended June 30, 2008 compared to 2007. Included in Same Property Portfolio operating expenses is an increase in repairs and maintenance of $0.6 million and a decrease in other property-related expenses of approximately $0.3 million. In addition, utility expenses increased by $1.6 million which represents an increase of approximately 8.2% over the prior year. Real estate taxes also increased approximately $3.2 million, or 7.2%, due to increased real estate tax assessments.

The acquisitions of North First Business Park and Springfield Metro Center during 2007 increased operating expenses from Properties Acquired by approximately $0.3 million for the three months ended June 30, 2008 as detailed below:

Property	Date Acquired	Real Estate Operating Expenses for the three months ended June 30
		2008	2007	Change
		(in thousands)
North First Business Park	December 13, 2007	$236	$—	$236
Springfield Metro Center	April 11, 2007	47	27	20

Total		$283	$27	$256

The increase in operating expenses from Properties Placed In-Service relates to fully placing in-service our 505 9th Street development project in the first quarter of 2008, partially placing in-service the 77 CityPoint and South of Market development projects during the first quarter of 2008, and partially placing in-service the One Preserve Parkway development project during the second quarter of 2008. Operating Expenses from Properties Placed In-Service increased approximately $2.6 million, as detailed below:

	Date Placed In-Service	Rental Revenue for the three months ended June 30
Property		2008	2007	Change
		(in thousands)
505 9th Street	First Quarter, 2008	$1,321	$—	$1,321
South Of Market	First Quarter, 2008	931	—	931
77 CityPoint	First Quarter, 2008	199	—	199
One Preserve Parkway	Second Quarter, 2008	105	—	105

Total		$2,556	$—	$2,556

A decrease of approximately $1.9 million in the Total Property Portfolio operating expenses was due to the sales of Democracy Center in August 2007 and the transfer of Mountain View Research Park and Mountain View Technology Park to the Value-Added Fund in January 2008, as detailed below. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property.

Property	Date Sold	Real Estate Operating Expenses for the three months ended June 30
		2008	2007	Change
		(in thousands)
Mountain View Properties	January 7, 2008	$—	$—	$—
Democracy Center	August 7, 2007	—	1,861	(1,861)

Total		$—	$1,861	$(1,861)

We continue to review and monitor the impact of rising insurance and energy costs, as well as other factors, on our operating budgets for fiscal year 2008. Because some operating expenses are not recoverable from tenants, an increase in operating expenses due to one or more of the foregoing factors could have an adverse effect on our results of operations.

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $0.3 million for the three months ended June 30, 2008 as compared to 2007.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the three months ended June 30, 2008 and 2007.

	2008	2007	Percentage Change
Occupancy	83.7%	82.9%	0.9%
Average daily rate	$236.58	$229.81	2.9%
Revenue per available room, REVPAR	$197.94	$190.52	3.9%

Development and Management Services

Development and management services income increased approximately $1.3 million for the three months ended June 30, 2008 compared to 2007. The increase was the result of (1) higher fees related to faster than projected development progress at two of our joint venture development projects, (2) construction management fees related to tenant improvements completed in the portfolio and (3) development fees for our 20 F Street third-party development. We also recognized management fees following the acquisition of the General Motors Building.

Interest and Other Income

Interest and other income decreased approximately $22.1 million for the three months ended June 30, 2008 compared to 2007 as a result of lower overall interest rates and decreased average cash balances. On April 5, 2007 we completed the sale of Newport Office Park for approximately $33.7 million in cash and on August 7, 2007 we completed the sale of Democracy Center for approximately $184.5 million in cash. On January 30, 2008 we paid a special cash dividend and regular quarterly dividend totaling $6.66 per common share. On February 1, 2008 we repaid the mortgage loan collateralized by our Reston Corporate Center property for approximately $20.5 million. On April 1, 2008 we repaid the mortgage loan collateralized by our Prudential Center property for approximately $258.2 million. On June 9, 2008 we completed the acquisition of the General Motors Building through a joint venture, and our share of the necessary net cash, which is net of a $200.0 million draw on our Unsecured Line of Credit, totaled $510 million. The net result of these transactions is a reduction in our average cash balances for the three months ended June 30, 2008 compared to June 30, 2007.

Other Expenses

General and Administrative

General and administrative expenses increased approximately $1.2 million for the three months ended June 30, 2008 compared to 2007. Although there was an increase for the three months ended June 30, 2008 compared to 2007, the increase would have been greater had it not been for lower than projected legal costs and payroll taxes due to more limited stock option activity than normal. In addition, due to the negative results in the broad equity market we also experienced a reduction in value in our deferred compensation plan which reduced general and administrative expense, although such amount was offset by a corresponding equivalent reduction in interest income. As we continue to fully fund this plan, it results in reduced compensation costs. We anticipate our general and administrative expenses to be between approximately $18 million and $18.5 million per quarter for the remainder of 2008.

On January 24, 2008, our compensation committee approved outperformance awards under the 1997 Plan to our officers and employees. These awards (the “2008 OPP Awards”) are part of a new broad-based long-term incentive compensation program designed to provide our management team at several levels within the organization with the potential to earn equity awards subject to “outperforming” and creating shareholder value in a pay-for-performance structure. 2008 OPP Awards utilize total return to shareholders (“TRS”) over a three-year measurement period as the performance metric and include two years of time-based vesting after the end of the performance measurement period (subject to acceleration in certain events) as a retention tool. Recipients of 2008 OPP Awards will share in an outperformance pool if our TRS, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 5, 2008 to February 5, 2011, based on the average closing price of a share of our common stock of $92.8240 for the five trading days prior to and including February 5, 2008. The aggregate reward that recipients of all 2008 OPP Awards can earn, as measured by the outperformance pool, is subject to a maximum cap of $110 million, although only awards for an aggregate of up to approximately $104.8 million have been granted to date. The balance remains available for future grants. Under Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment,” the 2008 OPP Awards have an aggregate value of approximately $19.7 million, which amount will generally be amortized into earnings over the five-year plan period (although awards for retirement-

eligible employees will be amortized over a three-year period). Because the 2008 OPP Awards require us to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, we will exclude all contingently issuable shares from the diluted EPS calculation. See Note 11 to the Consolidated Financial Statements. Compensation expense associated with the 2008 OPP Awards was approximately $1.3 million for the three months ended June 30, 2008.

Commencing in 2003, we issued restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under the 1997 Plan as the primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of our restricted stock. Employees vest in restricted stock and LTIP Units over a four- or five-year term (for awards granted between 2003 and November 2006, vesting is over a five-year term with annual vesting of 0%, 0%, 25%, 35% and 40%; and for awards granted after November 2006, vesting occurs in equal annual installments over a four-year term). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. LTIP Units that were issued in January 2005 and any future LTIP Unit awards will be valued using an option pricing model in accordance with the provisions of SFAS No. 123R. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “stock-based compensation.” Stock-based compensation associated with approximately $27.6 million of restricted stock and LTIP Units granted in February 2008 and approximately $18.5 million of restricted stock and LTIP Units granted in January 2007 will be incurred ratably over the four-year vesting period. Stock-based compensation associated with approximately $11.3 million of restricted stock and LTIP Units granted in April 2006 will be incurred ratably over the five-year vesting period.

Interest Expense

Interest expense for the Total Property Portfolio decreased approximately $9.2 million for the three months ended June 30, 2008 compared to 2007. The decrease is primarily due to (1) the repayment of outstanding mortgage debt in connection with the sale of Democracy Center in August 2007, which decreased interest expense by $1.7 million, (2) the repayment of our mortgages for the Prudential Center, Reston Corporate Center, 504, 506, 508 and 510 Carnegie Center and Embarcadero Center Four, which decreased interest expense by an aggregate of approximately $8.2 million, and (3) an increase in capitalized interest costs, which resulted in a decrease of interest expense of approximately $2.6 million. These decreases were offset by an increase of approximately $3.5 million related to the consolidation of our 505 9th Street joint venture property due to the involvement we now have because the property is operating and the partial placement in-service of our South of Market development project, The remaining decrease is attributed to scheduled loan amortization on our outstanding debt.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1). This pronouncement and the estimated effect that it will have on interest expense is discussed in “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Newly Issued Accounting Standards.”

At June 30, 2008, our variable rate debt consisted of our construction loans at South of Market, Democracy Tower (formerly South of Market Phase II) and Wisconsin Place Office construction projects, as well as our borrowings under our Unsecured Line of Credit. The following summarizes our outstanding consolidated debt as of June 30, 2008 and June 30, 2007:

	June 30,
	2008	2007
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$5,074,504	$5,548,786
Variable rate	429,385	70,816

Total	$5,503,889	$5,619,602

Percent of total debt:
Fixed rate	92.20%	98.74%
Variable rate	7.80%	1.26%

Total	100.00%	100.00%

GAAP weighted-average interest rate at end of period:
Fixed rate	5.52%	5.71%
Variable rate	4.31%	6.63%

Total	5.42%	5.72%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $0.5 million for the three months ended June 30, 2008 compared to 2007. Approximately $0.5 million of the increase related to the acquisition of North First Business Park. An increase of approximately $2.3 million was attributed to Properties Placed In-Service. These increases were offset by a decrease of approximately $1.4 million due to the sales of Democracy Center in August 2007 and a decrease in the Same Property Portfolio of approximately $0.9 million.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the three months ended June 30, 2008 and 2007 were $3.0 million and $2.8 million, respectively. These costs are not included in the general and administrative expenses discussed above. We expect capitalized wages to increase with our increased development activity into 2008. Interest capitalized for the three months ended June 30, 2008 and 2007 was $9.7 million and $7.9 million, respectively. These costs are not included in the interest expense referenced above.

Net derivative losses

Net derivative income (losses) for the three months ended June 30, 2008 totaled approximately $0.3 million, which represented the partial ineffectiveness of our hedging contracts.

Minority interests in property partnerships

Minority interests in property partnerships for the three months ended June 30, 2008 consists of the outside equity owners’ interests in the income from our 505 9th Street property as well as our Wisconsin Place Office property.

Income from Unconsolidated Joint Ventures

For the three months ended June 30, 2008 compared to 2007, income from unconsolidated joint ventures decreased by $15.4 million. On June 1, 2007, the Value-Added Fund sold Worldgate Plaza located in Herndon, Virginia for approximately $109.0 million. Worldgate Plaza is an office complex consisting of approximately 322,000 net rentable square feet. Net cash proceeds totaled approximately $50.5 million, of which our share was approximately $20.3 million, after the repayment of the mortgage indebtedness of $57.0 million. Our share of the gain that is included as income in joint ventures was approximately $15.5 million. This amount reflects the achievement of certain return thresholds as provided for in the joint venture agreement. For discussion of the General Motors Building’s projected impact on income from unconsolidated joint ventures, refer to page 46.

Minority interest in Operating Partnership

Minority interest in Operating Partnership increased by approximately $2.8 million for the three months ended June 30, 2008 compared to 2007 due to an underlying decrease in allocable income.

Gains on sales of real estate, net of minority interest

On April 14, 2008, we sold a parcel of land located in Washington, D.C. for approximately $33.7 million. We had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to our involvement in the construction of the project, the gain on sale estimated to total $22.3 million has been deferred and will be recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. As a result, we recognized a gain on sale during the three months ended June 30, 2008 of approximately $5.3 million (net of minority interest share of approximately $0.9 million).

Income from discontinued operations, net of minority interest

For the three months ended June 30, 2007, Orbital Science Campus, Broad Run Business Park, Building E, and Newport Office were included as part of income from discontinued operations, net of minority interest.

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

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are to:

•	fund normal recurring expenses;

•	fund current development costs not covered under construction loans;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund the costs associated with the settlement of our hedge agreements at maturity;

•	fund the acquisitions, through joint ventures, of 540 Madison Avenue, 125 West 55th Street and Two Grand Central Tower located in New York City;

•	fund other possible property acquisitions; and

•	make the minimum distribution required to maintain our REIT qualification under the Internal Revenue Code of 1986, as amended.

On December 17, 2007, our Board of Directors declared a special cash dividend of $5.98 per common share that was paid on January 30, 2008 to shareholders of record as of the close of business on December 31, 2007. The decision to declare a special dividend was the result of the sales of assets in 2007, including 5 Times Square, Orbital Sciences Campus, Broad Run Business Park—Building E, Worldgate Plaza and Newport Office Park. The Board of Directors did not make any change in our policy with respect to regular quarterly dividends. The payment of the regular quarterly dividend of $0.68 per share and the special dividend of $5.98 per share resulted in a total payment of $6.66 per share on January 30, 2008.

We believe that our liquidity needs will be satisfied using our cash on hand, cash flows generated by operations, availability under our Unsecured Line of Credit and cash flows provided by other financing activities. We may also generate cash from asset sales. Base rental revenue, recovery income from tenants, other income from operations, available cash balances, draws on our Unsecured Line of Credit and refinancing of maturing indebtedness are our principal sources of capital used to pay operating expenses, debt service, recurring capital expenditures and the minimum distribution required to maintain our REIT qualification. We seek to increase income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our office real estate management, leasing, development and construction businesses. Consequently, we believe our revenue, together with proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs. However, material changes in these factors may adversely affect our net cash flows. Such changes, in turn, could adversely affect our ability to fund distributions, debt service payments and tenant improvements. In addition, a material adverse change in our cash provided by operations may affect our ability to comply with the financial performance covenants under our Unsecured Line of Credit and unsecured senior notes.

Our principal liquidity needs for periods beyond twelve months are for the costs of developments, possible property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements. We expect to satisfy these needs using one or more of the following:

•	construction loans;

•	long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness);

•	income from operations;

•	income from joint ventures;

•	sales of real estate;

•	issuances of our equity securities and/or additional preferred or common units of partnership interest in our Operating Partnership; and

•	our Unsecured Line of Credit or other short-term bridge facilities.

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

Cash and cash equivalents were approximately $112.1 million and $1.9 billion at June 30, 2008 and 2007, respectively, representing a decrease of approximately $1.8 billion. The following table sets forth increases and decreases in cash flows:

	Six months ended June 30
	2008	2007	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$249,362	$311,856	$(62,494)
Net cash provided (used in) by investing activities	(630,387)	877,631	(1,508,018)
Net cash used in financing activities	(1,013,786)	(29,957)	(983,829)

Our principal source of cash flow is related to the operation of our office properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 7.5 years with occupancy rates historically in the range of 92% to 98%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. In addition, over the past two years, we have raised capital through the sale of some of our properties and raised proceeds from secured and unsecured borrowings.

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

Cash is used in investing activities to fund acquisitions, development and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash provided by investing activities for the six months ended June 30, 2008 consisted of the following:

Six months ended June 30, 2008
(in thousands)
Net proceeds from the sales of real estate	$128,258
Proceeds from the sale of real estate released from escrow	126,321
Proceeds from note receivable	123,000
Issuance of note receivable	(270,000)
Proceeds from redemptions of investments in securities	9,657
Net investments in unconsolidated joint ventures	(517,003)
Acquisitions/additions to real estate	(230,620)

Net cash used in investing activities	$(630,387)

Cash used in financing activities for the six months ended June 30, 2008 totaled approximately $1.01 billion. This consisted primarily of the payments of dividends and distributions to shareholders and the unitholders of our Operating Partnership, including the special cash dividend of $5.98 per share paid in January 2008 offset by the net proceeds from mortgage notes payable and borrowings under our Unsecured Line of Credit. Future debt payments are discussed below under the heading “Debt Financing.”

Capitalization

At June 30, 2008, our total consolidated debt was approximately $5.5 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 5.42% and the weighted-average maturity was approximately 4.8 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $18.4 billion at June 30, 2008. Total consolidated market capitalization was calculated using the June 30, 2008 closing stock price of $90.22 per common share and the following: (1) 119,756,240 shares of our common stock, (2) 20,283,854 outstanding common units of partnership interest in Boston Properties Limited Partnership (excluding common units held by Boston Properties, Inc.), (3) an aggregate of 1,460,688 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest in Boston Properties Limited Partnership, (4) an aggregate of 946,226 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (5) our consolidated debt totaling approximately $5.5 billion. The calculation of total consolidated market capitalization does not include 1,085,861 2008 OPP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at June 30, 2008 represented approximately 29.99% of our total consolidated market capitalization. This percentage will fluctuate with changes in the market price of our common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

Debt Financing

As of June 30, 2008, we had approximately $5.5 billion of outstanding consolidated indebtedness, representing 29.99% of our total consolidated market capitalization as calculated above consisting of (1) $1.472 (net of discount) billion in publicly traded unsecured debt having a weighted-average interest rate of 5.95% per annum and maturities in 2013 and 2015; (2) $450 million of publicly traded exchangeable unsecured debt having an interest rate of 3.75% per annum, an initial optional redemption date in 2013 and maturity in 2036; (3) $846.3 million of publicly traded exchangeable unsecured debt having an interest rate of 2.875% per annum (an effective rate of 3.438% per annum) having an initial optional redemption in 2012 and maturing in 2037; (4) $2.5 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 6.16% per annum and weighted-average term of 5.0 years, and (5) $200 million drawn on our Unsecured Line of Credit. The table below summarizes our mortgage notes payable, our senior unsecured notes and our Unsecured Line of Credit at June 30, 2008 and June 30, 2007:

	June 30
	2008	2007
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable	$2,306,111	$2,785,073
Variable rate mortgage notes payable	229,385	70,816
Unsecured senior notes, net of discount	1,472,141	1,471,691
Unsecured exchangeable senior notes, net of discount	1,296,252	1,292,022
Unsecured Line of Credit	200,000	—

Total	$5,503,889	$5,619,602

Percent of total debt:
Fixed rate	92.20%	98.74%
Variable rate	7.80%	1.26%

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	5.52%	5.71%
Variable rate	4.31%	6.63%

Total	5.42%	5.72%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates. As of June 30, 2008, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 0.86% per annum. During 2007, we entered into an interest rate swap contract to fix the one-month LIBOR index rate at 4.57% per annum on a notional amount of $96.7 million. The swap contract went into effect on October 22, 2007 and expires on October 29, 2008.

Unsecured Line of Credit

On June 6, 2008, our Operating Partnership utilized an accordion feature under its Unsecured Line of Credit with a consortium of lenders to increase the total commitment under the Unsecured Line of Credit from $605.0 million to $923.3 million. On July 21, 2008, our Operating Partnership further increased the total commitment to $1.0 billion. All other material terms under the facility remain unchanged. Our Unsecured Line of Credit bears interest at a variable interest rate equal to Eurodollar plus 0.475% per annum and matures on August 3, 2010, with a provision for a one-year extension at our option, subject to certain conditions. The Unsecured Line of Credit is a recourse obligation of our Operating Partnership. Under the Unsecured Line of Credit, a facility fee equal to 0.125% per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in our Operating Partnership’s unsecured debt ratings. The Unsecured Line of Credit involves a syndicate of lenders. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a negotiated LIBOR-based rate. Our ability to borrow under our Unsecured Line of Credit is subject to our compliance with a number of customary financial and other covenants on an ongoing basis, including:

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

As of June 30, 2008, we had borrowings of $200 million and letters of credit totaling $91.7 million outstanding under the Unsecured Line of Credit, with the ability to borrow $631.6 million. As of August 11, 2008, we have borrowings of $335.0 million outstanding under the Unsecured Line of Credit.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of June 30, 2008 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.296%	$750,000	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.280%	175,000	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.636%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.075%	250,000	June 1, 2015

Total principal			1,475,000
Net discount			(2,859)

Total			$1,472,141

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (the $250 million 12 Year Unsecured Senior Notes that mature on June 1, 2015 are calculated at the U.S. Treasury yield plus 25 basis points), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of June 30, 2008, we were in compliance with each of these financial restrictions and requirements.

Our Operating Partnership’s investment grade ratings on its senior unsecured notes are as follows:

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

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgages notes payable at June 30, 2008:

Properties	GAAP Interest Rate(1)	Principal Amount		Maturity Date
		(in thousands)
599 Lexington Avenue	5.41%	$750,000	(2)(3)	March 1, 2017
Citigroup Center	7.24%	480,972	(4)	May 11, 2011
Embarcadero Center One and Two	6.74%	275,824		December 10, 2008
South of Market	5.28%	168,468	(3)(5)	November 21, 2009
505 9th Street	5.87%	130,000		November 1, 2017
One Freedom Square	5.34%	74,779	(6)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.58%	63,000	(3)	October 1, 2014
202, 206 & 214 Carnegie Center	8.22%	57,767		October 1, 2010
140 Kendrick Street	5.25%	56,271	(7)	July 1, 2013
New Dominion Tech. Park, Bldg. One	7.84%	53,315	(3)	January 15, 2021
Wisconsin Place Office	4.12%	53,173	(3)(8)	January 29, 2011
1330 Connecticut Avenue	4.74%	51,539	(9)	February 26, 2011
Reservoir Place	5.84%	49,531	(10)	July 1, 2009
Kingstowne Two and Retail	5.61%	42,423	(11)	January 1, 2016
10 and 20 Burlington Mall Road	7.31%	35,060	(12)	October 1, 2011
Ten Cambridge Center	8.35%	31,023		May 1, 2010
Sumner Square	7.54%	26,595		September 1, 2013
Montvale Center	6.07%	25,000	(3)	June 6, 2012
Eight Cambridge Center	7.74%	24,115		July 15, 2010
1301 New York Avenue	7.24%	22,536	(13)	August 15, 2009
Kingstowne One	5.68%	20,091	(14)	May 5, 2013
University Place	6.99%	19,885		August 1, 2021
Bedford Business Park	8.60%	16,385		December 10, 2008
Democracy Tower (formerly South of Market–Phase II)	4.43%	7,744		December 19, 2010

Total		$2,535,496

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges and adjustments required by EITF 98-1. All adjustments related to EITF 98-1 are noted below.
(2)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount will reduce our interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.38% per annum for the financing. The stated interest rate is 5.57% per annum. The mortgage loan requires interest only payments with a balloon payment due at maturity.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(4)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon redemption of the outside members’ equity interest in the limited liability company that owns the property to reflect the fair value of the note. The stated principal balance at June 30, 2008 was $479.2 million and the stated interest rate was 7.19%.
(5)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum. In addition, we entered into an interest rate swap contract to fix the one-month LIBOR index rate at 4.57% per annum plus 1.25% on a notional amount of $96.7 million. The swap contract went into effect on October 22, 2007 and expires on October 29, 2008.
(6)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at June 30, 2008 was $70.4 million and the stated interest rate was 7.75% per annum.

(7)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at June 30, 2008 was $52.4 million and the stated interest rate was 7.51% per annum.
(8)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum.
(9)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at June 30, 2008 was $48.1 million and the stated interest rate was 7.58% per annum.
(10)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at June 30, 2008 was $49.0 million and the stated interest rate was 7.0% per annum.
(11)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at June 30, 2008 was $41.4 million and the stated interest rate was 5.99% per annum.
(12)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(13)	Includes outstanding principal in the amounts of $17.8 million, $3.3 million and $1.4 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75% per annum, respectively.
(14)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at June 30, 2008 was $19.7 million and the stated interest rate was 5.96% per annum.

Off Balance Sheet Arrangements- Joint Venture Indebtedness

We have investments in nine unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 5% to 60%. Eight of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At June 30, 2008, the aggregate debt, including both ours and our partners’ share, incurred by these ventures was approximately $2.610 billion. The table below summarizes the outstanding debt of these joint venture properties at June 30, 2008:

Properties	Venture Ownership %	GAAP Interest Rate	Principal Amount		Maturity Date
	(in thousands)
General Motors Building
Secured 1st Mortgage	60%	6.50%	$1,243,918	(1)	October 7, 2017
Mezzanine Loan	60%	8.00%	261,247	(2)(3)	October 7, 2017
Partner Loans	60%	11.00%	450,000	(4)	June 9, 2017
Metropolitan Square	51%	8.23%	127,707		May 1, 2010
Market Square North	50%	7.74%	86,806		December 19, 2010
Eighth Avenue and 46th Street	50%	8.34%	23,600	(5)	May 8, 2009
Annapolis Junction	50%	4.77%	28,833		September 12, 2010
Mountain View Tech. Park	39.5%	4.50%	24,000	(6)(7)	March 31, 2011
Mountain View Research Park	39.5%	7.46%	103,000	(6)(8)	May 31, 2011
901 New York Avenue	25%	5.27%	169,005		January 1, 2015
One & Two Circle Star Way	25%	6.57%	42,000	(6)	September 1, 2013
300 Billerica Road	25%	5.69%	7,500	(6)	January 1, 2016
Wisconsin Place Retail	5%	6.36%	42,524	(9)	March 29, 2010

Total			$2,610,140

(1)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at June 30, 2008 was $1.3 billion and the stated interest rate was 5.95% per annum.
(2)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at June 30, 2008 was $306.0 million and the stated interest rate was 6.02% per annum.
(3)	Principal amount does not include the assumed mezzanine loan with an aggregate principal amount of $294.0 million and a stated rate of 6.02% per annum, as the venture acquired the lenders’ interest in this loan for a purchase price of approximately $263.1 million in cash.
(4)	In connection with the capitalization of the joint venture, loans in an aggregate of $450.0 million were funded by the venture’s partners on a pro-rata basis. Our share of the partner loans totaling $270.0 million has been reflected in Related Party Note Receivable on our Consolidated Balance Sheets.
(5)	The financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum. On May 8, 2008, the maturity date of the loan was extended to May 8, 2009.
(6)	This property is owned by the Value-Added Fund.
(7)	The mortgage bears interest at a variable rate of LIBOR plus 1.50% and matures on March 31, 2011 with two, one-year extension options. The Value-Added Fund has entered into an interest rate swap contract to fix the one-month LIBOR index rate at 4.085% per annum on a notional amount of $24 million. The swap contract went into effect on June 12, 2008 and expires on March 31, 2011.
(8)	The mortgage bears interest at a variable rate of LIBOR plus 1.75% and matures on May 31, 2011 with two, one-year extension options. The Value-Added Fund has entered into three interest rate swap contracts to fix the one-month LIBOR index rate at 3.63% per annum on an aggregate notional amount of $103 million. The swap contracts went into effect on June 2, 2008 and expire on April 1, 2011.
(9)	Amount represents outstanding construction financing under a $66.0 million loan commitment collateralized by the retail entity of Wisconsin Place. Wisconsin Place is a mixed-use development project consisting of office, retail and residential properties located in Chevy Chase, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.375% per annum and matures on March 29, 2010 with two one-year extension options.

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

Insurance

We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”). Prior to TRIPRA, only acts of foreign terrorism could be “certified” for coverage under TRIA. Under TRIPRA, acts of both foreign and domestic terrorism can be “certified” for coverage under TRIA. Currently, the Company’s property insurance program per occurrence limits are $1 billion for our portfolio insurance program, including coverage for both foreign and domestic acts of terrorism “certified” under TRIA. We currently insure certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), in a separate stand alone insurance program. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including coverage for both foreign and domestic acts of terrorism “certified” under TRIA, with $1.375 billion of coverage for losses in excess of $250 million being provided by NYXP, LLC, as a direct insurer. We also currently carry nuclear, biological, chemical and radiological terrorism insurance coverage (“NBCR Coverage”) for both foreign and domestic acts of terrorism “certified” under TRIA, which is provided by IXP, LLC as a direct insurer, excluding our Value-Added Fund properties and 767 Fifth Avenue. The per occurrence limit for NBCR Coverage is $1 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100 million and the coinsurance is 10%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. We may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in our portfolio or for any other reason. We intend to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

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

In January 2002, we formed a wholly-owned taxable REIT subsidiary, IXP, Inc., to act as a captive insurance company and be one of the elements of our overall insurance program. On September 27, 2006, IXP, Inc. was merged into IXP, LLC, a wholly-owned subsidiary, and all insurance policies issued by IXP, Inc. were cancelled and reissued by IXP, LLC. The term “IXP” refers to IXP, Inc. for the period prior to September 27, 2006 and to IXP, LLC for the period on and subsequent to September 27, 2006. IXP acts as a direct insurer with respect to a portion of our earthquake insurance coverage for our Greater San Francisco properties and our NBCR Coverage for foreign and domestic acts of terrorism “certified” under TRIA. In May 2008, we formed a wholly-owned subsidiary, NYXP, LLC (“NYXP”), to act as a captive insurance company and be one of the elements of our insurance program for 767 Fifth Avenue. NYXP acts as a direct insurer with respect to a portion of our coverage for both foreign and domestic acts of terrorism “certified” under TRIA for 767 Fifth Avenue. Currently, NYXP only insures losses which exceed the program trigger under TRIA and NYXP reinsures with a third-party insurance company any coinsurance payable under TRIA. Insofar as we own IXP and NYXP, we are responsible for their liquidity and capital resources, and the accounts of IXP and NYXP are part of our consolidated financial statements. In particular, if a loss occurs which is covered by our NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. IXP and NYXP would also be responsible for any recoupment charges by the Federal Government in the event losses are paid out and their insurance policies are maintained after the payout by the Federal Government. If we experience a loss and IXP or NYXP are required to pay under their insurance policies, we would ultimately record the loss to the extent of the required payment. Therefore, insurance coverage provided by IXP and NYXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

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

The following table presents a reconciliation of net income available to common shareholders to FFO for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007
	(in thousands)
Net income available to common shareholders	$79,534	$102,344
Add:
Minority interest in Operating Partnership	14,009	16,840
Minority interests in property partnerships	420	—
Less:
Income from unconsolidated joint ventures	1,855	17,268
Gains on sales of real estate, net of minority interest	5,303	—
Income from discontinued operations, net of minority interest	—	1,357
Gains on sales of real estate from discontinued operations, net of minority interest	—	11,716

Income before minority interests in property partnerships, income from unconsolidated joint ventures, minority interest in Operating Partnership, gains on sales of real estate and discontinued operations	86,805	88,843
Add:
Real estate depreciation and amortization(1)	82,838	76,264
Income from discontinued operations	—	1,589
Income from unconsolidated joint ventures(2)	1,855	1,815
Less:
Minority interests in property partnerships	928	—
Preferred distributions	949	1,084

Funds from Operations	$169,621	$167,427
Less:
Minority interest in the Operating Partnership’s share of Funds from Operations	24,620	24,483

Funds from Operations available to common shareholders	$145,001	$142,944

Our percentage share of Funds from Operations—basic	85.49%	85.38%

Weighted-average shares outstanding—basic	119,753	118,961

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $74,389 and $73,921, our share of unconsolidated joint venture real estate depreciation and amortization of $8,972 and $2,085 and depreciation and amortization from discontinued operations of $0 and $700 less corporate related depreciation and amortization of $523 and $442 for the three months ended June 30, 2008 and 2007, respectively.
(2)	Excludes approximately $15.5 million related to our share of the gain on sale and related loss from early extinguishment of debt associated with the sale of Worldgate Plaza for the three months ended June 30, 2007.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)		(in thousands)
Basic FFO	$169,621	140,086	$167,427	139,336
Effect of Dilutive Securities
Convertible Preferred Units	949	1,461	1,084	1,676
Stock Options and Exchangeable Notes	—	1,562	—	2,023

Diluted FFO	$170,570	143,109	$168,511	143,035
Less: Minority interest in Operating Partnership’s share of diluted FFO	24,235	20,333	24,004	20,375

Company’s share of Diluted FFO(1)	$146,335	122,776	$144,507	122,660

(1)	Our share of diluted Funds from Operations was 85.79% and 85.76% for the quarter ended June 30, 2008 and 2007, respectively.

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

In connection with the sale of 280 Park Avenue, we entered into a master lease agreement with the buyer at closing. Under the master lease agreement, we guaranteed that the buyer will receive at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the leases for this space. The leases for this space expired at various times between June 2006 and October 2007. The aggregate amount of base rent we have guaranteed over the entire period from 2006 to 2017 is approximately $67.3 million. Our guarantee obligations, which are in the form of base rent payments to the buyer, will be reduced by the amount of base rent payable, whether or not actually paid, under qualifying leases for this space that we obtain from prospective tenants. We will remain responsible for any free rent periods. The buyer will bear all customary leasing costs for this space, including tenant improvements and leasing commissions. Our remaining master lease obligation as of June 30, 2008 is approximately $1.8 million which is included in Other Liabilities within our Consolidated Balance Sheet.

Under the purchase and sale agreement for 280 Park Avenue, we also agreed to provide to the buyer fixed monthly revenue support from the closing date until December 31, 2008. The aggregate amount of the revenue support payments is approximately $22.5 million and has been recorded as a purchase price adjustment and included in Other Liabilities within our Consolidated Balance Sheets. As of June 30, 2008, the remaining revenue support obligation totaled approximately $3.1 million.

On May 31, 2007 and June 15, 2007, we paid an aggregate of $25.0 million in connection with the agreement entered into in May 2006 to redeem the outside members’ equity interest in the limited liability company that owns Citigroup Center. The remaining unpaid redemption price, which was to be paid on May 31, 2008 and has been extended to August 31, 2008 and is reflected in Other Liabilities in our Consolidated Balance Sheets and totaled $25.0 million at June 30, 2008.

On May 23, 2008, we entered into an agreement to acquire 540 Madison Avenue, 125 West 55th Street and Two Grand Central, also located in New York City. We expect to acquire these properties through joint ventures in each of which we will own a 60% interest. 540 Madison Avenue is a 39-story building located at Madison Avenue at 55th Street that contains approximately 292,000 rentable square feet. 125 West 55th Street is a 23-story building, spanning from 55th to 56th Streets between Avenue of the Americas and Seventh Avenue, that contains approximately 591,000 rentable square feet. Two Grand Central Tower is a 44-story mid-block tower that runs from 44th to 45th Street between Lexington and Third Avenue and contains approximately 664,000 rentable square feet. The purchase prices for these properties, including assumed debt, are: 540 Madison Avenue, $277.1 million; 125 West 55th Street, $444.0 million; and Two Grand Central Tower, $427.9 million. The debt that is expected to be assumed as part of the transactions consists of the following: 540 Madison Avenue—two secured loans having an aggregate principal amount of $120 million and a weighted-average interest rate of 5.28% per annum, each of which matures in July 2013; 125 West 55th Street—an aggregate principal amount of $263.5 million of secured and mezzanine loans having a weighted-average interest rate of 6.31% per annum, all of which mature in March 2010; and Two Grand Central Tower—a $190 million secured loan having a per annum interest rate of 5.10%, which matures in July 2010. Upon the closing of the General Motors Building, the deposit on these assets (which is in the form of letters of credit) was increased by an aggregate of $20 million, bringing the total remaining deposit to $75 million. The closings of the remaining acquisitions are subject to customary conditions and termination rights for transactions of this type. There can be no assurance that the closings will occur on the terms currently contemplated or at all.

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

SFAS No. 157 became effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also removed certain leasing transactions from the scope of SFAS No. 157. On January 1, 2008, we adopted SFAS No. 157. We have financial instruments consisting of investments in securities and interest rate contracts that are required to be measured under SFAS No. 157. We currently do not have any non-financial assets or non-financial liabilities that are required to be measured under SFAS No. 157. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 became effective for fiscal years beginning after November 15, 2007. On January 1, 2008, we adopted SFAS No. 159 and have currently not elected to measure any financial instruments or other items (not currently required to be measured at fair value) at fair value.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. These disclosure requirements include a tabular summary of the fair values of derivative instruments and their gains and losses, disclosure of derivative features that are credit risk related to provide more information regarding an entity’s liquidity and cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. We do not expect the adoption of SFAS No. 161 to have a material impact to us.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”) that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP No. APB 14-1 requires that the initial debt proceeds from the sale of our Operating Partnership’s $862.5 million of 2.875% exchangeable senior notes due 2037 and $450.0 million of 3.75% exchangeable senior notes due 2036 be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates) as additional non-cash interest expense. Based on our understanding of the application of FSP No. APB 14-1, this will result in an aggregate of approximately $0.13—$0.14 per share (net of incremental capitalized interest) of additional non-cash interest expense for fiscal 2008. Excluding the impact of capitalized interest, the additional non-cash interest expense will be approximately $0.15—$0.16 per share for fiscal 2008, and this amount (before netting) will increase in subsequent reporting periods through the first optional redemption dates as the debt accretes to its par value over the same period. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. Upon adoption, FSP No. APB 14-1 requires companies to retrospectively apply the requirements of the pronouncement to all periods presented. Our current estimate of the incremental interest expense for each reporting period is as follows:

For the year ended December 31:	Amount
(in thousands)
2006	$4,154
2007	19,327
2008	22,381
2009	23,814
2010	25,336
2011	26,950
2012	11,704
2013	3,653

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which is intended to improve financing reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No. 162 to have a material impact on us.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-06-1”). FSP EITF 03-06-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of the FSP. Early application is not permitted. We are currently assessing the potential impact that the adoption of FSP EITF 03-06-1 will have on our results of operations.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

Approximately $5.3 billion of our consolidated borrowings bear interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. As of June 30, 2008, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 0.86% (4.31%) per annum. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, refer to Note 4 to the Consolidated Financial Statements and “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off Balance Sheet Arrangements – Joint Venture Indebtedness.”

	2008	2009	2010	2011	2012	2013+	Total	Fair Value
	Secured debt
	(dollars in thousands)
Fixed Rate	$306,209	$95,442	$132,870	$545,153	$99,672	$1,126,765	$2,306,111	$2,335,106
Average Interest Rate	6.84%	6.38%	7.86%	7.02%	3.62%	5.64%	6.28%
Variable Rate	—	168,468	7,744	53,173	—	—	229,385	229,385

	Unsecured debt
Fixed Rate	—	—	—	—	—	$1,472,141	$1,472,141	$1,436,845
Average Interest Rate	—	—	—	—	—	5.95%	5.95%
Variable Rate	—	—	200,000	—	—	—	200,000	200,000

	Unsecured exchangeable debt
Fixed Rate	—	—	—	—	846,252	$450,000	$1,296,252	$1,314,750
Average Interest Rate	—	—	—	—	3.46%	3.79%	3.55%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$306,209	$263,910	$340,614	$598,326	$945,924	$3,048,906	$5,503,889	$5,086,701

During 2007, we commenced an interest rate hedging program for our expected financing activity in 2008 and entered into 11 treasury locks based on a weighted-average 10-year treasury rate of 4.68% per annum on notional amounts aggregating $375.0 million. Nine of the treasury locks with notional amounts aggregating $325.0 million matured on April 1, 2008. The remaining two treasury locks with notional amounts aggregating $50.0 million matured on July 31, 2008. In addition, we entered into five forward-starting interest rate swap contracts to lock the 10-year LIBOR swap rate on notional amounts aggregating $150.0 million at a weighted-average forward-starting 10-year swap rate of 5.19% per annum. The 10-year treasury rate is a component of the 10-year swap rate and the swap contracts effectively fixed the 10-year treasury rate at a weighted-average interest rate of 4.51% per annum. The swap contracts go into effect on July 31, 2008 and expire on July 31, 2018. The contracts have effectively fixed the 10-year treasury rate at a weighted-average interest rate of 4.63% per annum on notional amounts aggregating $525.0 million. We entered into the treasury locks and interest rate swap contracts designated and qualifying as cash flow hedges to reduce our exposure to the variability in future cash flows attributable to changes in the hedged rate in contemplation of obtaining ten-year fixed-rate financings in 2008. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments. We have formally documented all of the relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. We also assess and document, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. All components of the treasury locks and forward-starting interest rate swap contracts were included in the assessment of hedge effectiveness.

We had expected a financing to occur on or about April 1, 2008 in conjunction with the payoff of our mortgage loan on Prudential Center totaling $258.2 million, but instead elected to repay the maturing loan with available cash balances temporarily due to the dislocation in the capital markets, which caused credit spreads to be unattractively wide. We still anticipate completing a replacement financing, in addition to additional financing activity, later in the year to replace our maturing debt. As a result of the changes in our financing plans, we determined our best estimate of the date of our projected financings to be later in 2008. In accordance with SFAS No. 133, this change in turn required that we re-assess hedge effectiveness for all components of each interest rate contract’s gain or loss, including the treasury locks we settled on April 1, 2008. As a result, during the six months ended June 30, 2008, we recognized a net derivative loss of approximately $3.5 million representing the partial ineffectiveness of the interest rate contracts. We have recorded a reduction in fair value of the treasury lock and swap contracts related to the effective portion totaling approximately $38.1 million in Accumulated Other Comprehensive Loss within the Consolidated Balance Sheets. On April 1, 2008, we cash-settled at maturity nine of the treasury lock contracts with notional amounts aggregating $325.0 million and made cash payments to the counterparties totaling approximately $33.5 million. Based on interest rates in effect as of June 30, 2008 and assuming we complete financing transactions in accordance with our current plans, we expect that within the next twelve months we will reclassify into earnings as an increase in interest expense approximately $2.7 million of the amounts recorded within Accumulated Other Comprehensive Loss relating to the treasury locks and forward-starting interest rate swap contracts. If the forecasted financing transactions do not occur by the anticipated date or in the additional time period permitted by SFAS No. 133, we may be required to recognize net investment gains or losses which represent the ineffective portion of our cash flow hedges, the amount of which will depend on market conditions and may be material.

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

If market interest rates had been 100 basis points greater at June 30, 2008, then the liability associated with our outstanding treasury lock and swap contracts would have decreased by approximately $16.0 million resulting in an asset value equal to approximately $7.9 million. If market interest rates had been 100 basis points lower at June 30, 2008, then the liability associated with our outstanding treasury lock and swap contracts would have increased by approximately $17.4 million.

At June 30, 2008, our outstanding variable rate debt based on LIBOR totaled approximately $429.3 million. Approximately $96.7 million of this debt has been effectively fixed at 5.82% due to the interest rate swap contract we entered into in September 2007, as described above. At June 30, 2008, the interest rate on our unhedged variable rate debt was approximately 4.97%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.6 million for the six months ended June 30, 2008.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of our fiscal year ending December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended June 30, 2008, we issued an aggregate of 46,244 common shares in exchange for 46,244 common units of limited partnership held by certain limited partners of Operating Partnership. These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(2) based upon factual representations received from the limited partners who received the common shares.

(b) None.

(c) None.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—Submission of Matters to a Vote of Security Holders.

(a) The Company held its 2008 annual meeting of stockholders (the “2008 Annual Meeting”) on May 12, 2008. A detailed description of the matters voted upon at the 2008 Annual Meeting is contained in the Company’s proxy statement that was filed with the Securities and Exchange Commission on April 4, 2008.

(b) At the 2008 Annual Meeting, the stockholders voted to elect Lawrence S. Bacow, Zoë Baird, Alan J. Patricof and Martin Turchin to serve as Class II Directors of the Company until the Company’s 2011 annual meeting of stockholders and until their successors are duly elected and qualified.

Mortimer B. Zuckerman, Carol B. Einiger and Richard E. Salomon will continue to serve as Class I Directors and Edward H. Linde and David A. Twardock will continue to serve as Class III Directors until their present terms expire in 2010 and 2009, respectively, and until their successors are duly elected and qualified.

(c) Votes were cast for and withheld in the election of directors as follows:

Class I Nominee	Votes For	Votes Withheld
Lawrence S. Bacow	53,997,252	54,079,615
Zoë Baird	53,778,290	54,289,578
Alan J. Patricof	53,970,026	54,106,841
Martin Turchin	42,976,586	65,100,281

There were no broker non-votes in the election of directors.

At the 2008 Annual Meeting, the stockholders also voted on a proposal to ratify the Audit Committee’s appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2008. The results of the vote were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
105,648,094	1,451,652	977,120	—

At the 2008 Annual Meeting, the stockholders also voted on a stockholder proposal concerning the annual election of directors. The results of the vote were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
87,703,061	13,172,212	1,045,454	6,156,140

(d) Not applicable.

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits

(a) Exhibits

10.1	—	Contribution Agreement, dated as of May 23, 2008, between Fifth Avenue 58/59 Acquisition Co.
L.P., BP 767 Fifth LLC and 767 Venture, LLC, and (for purposes of Sections 10(h), 18, 20(c)(i) and
38(c)) Boston Properties Limited Partnership (incorporated by reference to Exhibit 10.1 to the
Current Report on Form 8-K of Boston Properties, Inc. filed on May 28, 2008).

10.2	—	Purchase and Sale Agreement, dated as of May 23, 2008, between 125 West 55th Street Owner LLC, Two Grand Central Tower LLC, 540 Investment Land Company LLC, 540 Madison Avenue Lease LLC and BP Manhattan LLC, and (for purposes of Sections 10(h), 20(c)(i), 38(e) and 38(f)) Boston Properties Limited Partnership (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Boston Properties, Inc. filed on May 28, 2008).

10.3	—	Contribution Agreement, dated as of May 23, 2008, between Fifth Avenue 58/59 Acquisition Co. L.P. and Boston Properties Limited Partnership (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Boston Properties, Inc. filed on May 28, 2008).

10.4	—	Commitment Increase Agreement, dated as of June 6, 2008, among Boston Properties Limited Partnership and the lenders identified therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on June 12, 2008).

10.5	—	Commitment Increase Agreement, dated as of July 21, 2008, among Boston Properties Limited Partnership and the lenders identified therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on July 21, 2008).

12.1	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distributions.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC,

August 11, 2008	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)