Form 10-K
period 2008-12-31
BOSTON PROPERTIES INC
filed 2009-03-02
CIK 1037540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer  ☒          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the 117,049,198 shares of common stock held by non-affiliates of the Registrant was $10,560,178,643 based upon the last reported sale price of $90.22 per share on the New York Stock Exchange on June 30, 2008. (For this computation, the Registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)

As of February 23, 2009, there were 121,265,984 shares of Common Stock outstanding.

Certain information contained in the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 19, 2009 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. The Registrant intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year ended December 31, 2008.

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

Our properties are concentrated in five markets—Boston, Washington, DC, midtown Manhattan, San Francisco and Princeton, NJ. We conduct substantially all of our business through our subsidiary, Boston Properties Limited Partnership. At December 31, 2008, we owned or had interests in 147 properties, totaling approximately 49.8 million net rentable square feet and structured parking for vehicles containing approximately 11.2 million square feet. Our properties consisted of:

•	143 office properties comprised of 123 Class A office properties (including 10 properties under construction) and 20 Office/Technical properties;

•	one hotel; and

•	three retail properties.

We own or control undeveloped land totaling approximately 509.3 acres, which will support approximately 12.0 million square feet of development. In addition, we have a minority interest in the Boston Properties Office Value-Added Fund, L.P., which we refer to as the “Value-Added Fund,” which is a strategic partnership with two institutional investors through which we have pursued the acquisition of assets within our existing markets that have deficiencies in property characteristics which provide an opportunity to create value through repositioning, refurbishment or renovation. Our investments through the Value-Added Fund are not included in our portfolio information tables or any other portfolio level statistics. At December 31, 2008, the Value-Added Fund had investments in an office complex in San Carlos, California, an office property in Chelmsford, Massachusetts and office/technical properties in Mountain View, California.

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

We are a full-service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, capital markets, construction management, property management, marketing, leasing, accounting, tax and legal services. As of December 31, 2008, we had approximately 700 employees. Our thirty-three senior officers have an average of twenty-five years experience in the real estate industry and an average of fifteen years of experience with us. Our principal executive office and Boston regional office is located at The Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199 and our telephone number is (617) 236-3300. In addition, we have regional offices at 505 9th Street, NW, Washington, D.C. 20004; 599 Lexington Avenue, New York, New York 10022; Four Embarcadero Center, San Francisco, California 94111; and 302 Carnegie Center, Princeton, New Jersey 08540.

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

Boston Properties Limited Partnership

Boston Properties Limited Partnership, or BPLP, is a Delaware limited partnership, and the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. We are the sole general partner and, as of February 23, 2009, the owner of approximately 84.2% of the economic interests in BPLP. Economic interest was calculated as the number of common partnership units of BPLP owned by the Company as a percentage of the sum of (1) the actual aggregate number of outstanding common partnership units of BPLP, (2) the number of common partnership units issuable upon conversion of outstanding preferred partnership units of BPLP and (3) the number of common units issuable upon conversion of all outstanding long term incentive plan units of BPLP, or LTIP Units, other than LTIP Units issued in the form of 2008 Outperformance Awards, assuming all conditions have been met for the conversion of the LTIP Units. An LTIP Unit is generally the economic equivalent of a share of our restricted common stock, although LTIP Units issued in the form of 2008 Outperformance Awards are only entitled to receive one-tenth (1/10th) of the regular quarterly distributions (and no special distributions) prior to being earned. See “2008 Outperformance Awards” on page 7. Our general and limited partnership interests in BPLP entitle us to share in cash distributions from, and in the profits and losses of, BPLP in proportion to our percentage interest and entitle us to vote on all matters requiring a vote of the limited partners. The other limited partners of BPLP are persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP or recipients of LTIP Units pursuant to the Second Amendment and Restatement of our 1997 Stock Option and Incentive Plan (the “1997 Plan”). Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of our common stock. In lieu of cash redemption by BPLP, however, we may elect to acquire any common units so tendered by issuing shares of our common stock in exchange for the common units. If we so elect, our common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. We generally expect that we will elect to issue our common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, our percentage ownership in BPLP will increase. In addition, whenever we issue shares of our common stock other than to acquire common units of BPLP, we must contribute any net proceeds we receive to BPLP and BPLP must issue to us an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or “UPREIT.”

Preferred units of BPLP have the rights, preferences and other privileges, including the right to convert into common units of BPLP, as are set forth in an amendment to the limited partnership agreement of BPLP. As of December 31, 2008 and February 23, 2009, BPLP had one series of its preferred units outstanding. The Series Two preferred units have a liquidation preference of $50.00 per unit (or an aggregate of approximately $55.7 million at December 31, 2008 and February 23, 2009). The Series Two preferred units are convertible, at the holder’s election, into common units at a conversion price of $38.10 per common unit (equivalent to a ratio of 1.312336 common units per Series Two preferred unit). Distributions on the Series Two preferred units are payable quarterly and, unless the greater rate described in the next sentence applies, accrue at 7.0% until May 12, 2009 and 6.0% thereafter. If distributions on the number of common units into which the Series Two preferred units are convertible are greater than distributions calculated using the rates described in the preceding sentence for the applicable quarterly period, then the greater distributions are payable instead. Since May 2005, distributions have been made at the greater rate determined on the basis of distributions paid on the common units into which the Series Two preferred units are convertible. The terms of the Series Two preferred units provide that they may be redeemed for cash in six annual tranches, beginning on May 12, 2009, at our election or at the election of the holders. We also have the right to convert into common units of BPLP any Series Two preferred units that are not redeemed when they are eligible for redemption.

Transactions During 2008

Real Estate Acquisitions/Dispositions

On January 7, 2008, we transferred at cost Mountain View Research Park and Mountain View Technology Park to our Value-Added Fund for an aggregate of approximately $221.6 million. The Research Park properties are comprised of sixteen Class A office and office/technical properties aggregating approximately 601,000 net rentable square feet located in Mountain View, California. The Technology Park properties are comprised of seven office/technical properties aggregating approximately 135,000 net rentable square feet located in Mountain View, California. In consideration for the transfer, we received approximately $98.6 million of cash and a promissory note having a principal amount of $123.0 million. The promissory note bore interest at a fixed rate of 7% per annum and was repaid in 2008. In connection with the transfer of the Research Park and Technology Park properties to the Value-Added Fund, we and our partners agreed to certain modifications to the Value-Added Fund’s original terms, including bifurcating the Value-Added Fund’s promote structure such that the Mountain View Research Park and Technology Park properties will be accounted for separately from the non-Mountain View properties owned by the Value-Added Fund (i.e., Circle Star and 300 Billerica Road). As a result of the modifications, our interest in the Mountain View properties is approximately 39.5% and our interest in the non-Mountain View properties is 25%. This investment completed the investment commitments for new properties from the Value-Added Fund partners.

On April 14, 2008, we sold a parcel of land located in Washington, DC for approximately $33.7 million. We had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet.

On May 12, 2008, we acquired the remaining development rights for our 250 West 55th Street development project located in New York City for an aggregate purchase price of approximately $34.2 million. The acquisition was financed with approximately $19.2 million of cash and the issuance to the selling entity of 150,000 common units of partnership interest (also referred to as “OP Units”).

On June 9, 2008, we completed the acquisition of the General Motors Building at 767 Fifth Avenue in New York City for a purchase price of approximately $2.8 billion. The General Motors Building is an approximately 1,770,000 rentable square foot office building located at the corner of 5th Avenue and Central Park South in New York City. The acquisition was completed through a joint venture with US Real Estate Opportunities I, L.P., which is a partnership managed by Goldman Sachs, and Meraas Capital LLC, a Dubai-based private equity firm. We have a 60% interest in the venture and will provide customary property management and leasing services for the venture. The purchase price consisted of approximately $890 million of cash, the issuance to the selling entity of 102,883 OP Units and the assumption of approximately $1.9 billion of secured and mezzanine loans having a weighted average fixed interest rate of 5.97% per annum, all of which mature in October 2017. In addition, the venture acquired the lenders’ interest in a portion of the assumed mezzanine loans having an aggregate principal amount of $294.0 million and a stated interest rate of 6.02% per annum for a purchase price of approximately $263.1 million in cash. The purchase price was financed in part with loans from the venture’s partners on a pro rata basis totaling $450.0 million, which bear interest at a fixed rate of 11.0% per annum and mature on June 9, 2017. Our share of the partner loans totaling $270.0 million has been reflected in Related Party Note Receivable on our Consolidated Balance Sheets. We have eliminated interest income from the partner loan totaling approximately $16.9 million. In connection with the closing, we and the joint venture entered into a tax protection agreement with the seller that restricts the joint venture’s ability to sell the General Motors Building in a taxable transaction and requires the joint venture and us to maintain certain amounts of indebtedness associated with the property and its acquisition for a period of up to nine years.

On August 12, 2008, we completed the acquisitions of 540 Madison Avenue and Two Grand Central Tower located in New York City, New York for an aggregate purchase price of approximately $705.0 million, including $309.9 million of assumed indebtedness. On August 13, 2008, we completed the acquisition of 125 West 55th Street also located in New York City, New York for a purchase price of approximately $444.0 million, including $263.5 million of assumed indebtedness. Each acquisition was completed through a joint venture with US Real

Estate Opportunities I, L.P. and Meraas Capital LLC. We have a 60% interest in each venture and provide customary property management and leasing services for the ventures. The acquisitions were financed with cash contributions from the ventures’ partners aggregating approximately $575.6 million and the assumption of approximately $573.4 million of secured and mezzanine loans. The debt that was assumed as part of the transactions consists of the following:

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

Developments

On February 5, 2008, we executed a 60-year ground lease with The George Washington University for the redevelopment of a site at Pennsylvania Avenue and Washington Circle in the District of Columbia (2200 Pennsylvania Avenue) as a mixed-use project comprised of approximately 450,000 square feet of office and retail and 330,000 square feet of residential space. On December 18, 2008, we executed a 15-year lease with the law firm of Hunton & Williams LLP for the development project. Hunton & Williams will occupy approximately 190,000 square feet out of the approximately 450,000 square feet of office and retail space (approximately 42%). We have commenced construction on this project and the lease is scheduled to commence in the second quarter of 2011.

On April 22, 2008, we executed a 15-year lease with Wellington Management Company, LLP for our development project located at 280 Congress Street (Russia Wharf) in Boston, Massachusetts. Wellington Management will occupy approximately 450,000 square feet out of the approximately 552,000 square feet of office space in this approximately 815,000 net rentable square foot mixed-use project. We have commenced construction on this project and the lease is scheduled to commence in the first quarter of 2011. In addition, we are pursuing the necessary state and local permits to change the intended use of approximately 186,000 square feet from residential to office space.

On November 26, 2008, we entered into a 15-year lease with Biogen Idec for 100% of a build-to-suit development project with approximately 356,000 net rentable square feet of Class A office space located on land owned by us and known as the Corporate Center of Weston in Weston, Massachusetts. We have commenced construction on this project and we expect that the project will be complete and available for occupancy during the third quarter of 2010.

During the year ended December 31, 2008, we placed in-service the following development properties:

•	505 9th Street, a Class A office project with approximately 323,000 net rentable square feet located in Washington, DC (owned by a consolidated joint venture in which we have a 50% interest);

•	77 CityPoint, a Class A office project with approximately 210,000 net rentable square feet located in Waltham, Massachusetts;

•	South of Market, comprised of three Class A office properties aggregating approximately 652,000 net rentable square feet located in Reston, Virginia;

•	One Preserve Parkway, a Class A office project with approximately 183,000 net rentable square feet located in Rockville, Maryland (partially placed in-service); and

•

Annapolis Junction, a Class A office project with approximately 118,000 net rentable square feet located in Annapolis, Maryland (owned by an unconsolidated joint venture in which we have a 50% interest).

On February 6, 2009, we announced that we are suspending construction on our 1,000,000 square foot office building at 250 West 55th Street in New York City as a result of our inability to conclude a lease transaction with a major law firm with which we had been negotiating over the last year. While we had reached agreement on financial terms with that firm, they recently informed us that they could not proceed on those terms thereby rendering the project economically infeasible in today’s environment. As a result of the decision to suspend construction, we expect to reduce our capital commitments through 2011 by approximately $450 million. We anticipate ceasing all remaining development activity late in the third quarter or early in the fourth quarter of 2009. We expect the suspension of development will reduce our 2009 capitalized interest by approximately $5 million to $9 million and will reduce 2009 capitalized wages by a modest amount. These reductions will result in corresponding incremental increases to our anticipated interest expense and general and administrative expense. We may also incur one-time costs related to our one existing signed lease, possible write-offs of leasing commissions, arrangements in place with contractors and subcontractors for the project and other possible costs. There can be no assurance that the decision to suspend construction will not have a material adverse effect on our results of operations.

As of December 31, 2008, we had eight projects under construction comprised of ten buildings, which aggregate an estimated total investment of $2.3 billion and 3.8 million square feet. The investment through December 31, 2008 and estimated total investment for our properties under construction as of December 31, 2008 are detailed below (in thousands):

Properties Under Construction	Estimated Stabilization Date	Location	Investment through December 31, 2008(1)(2)	Estimated Total Investment(1)(2)
250 West 55th Street(3)	N/A	New York, NY	$425,500	$980,000
Russia Wharf	First Quarter, 2012	Boston, MA	216,700	550,000
Wisconsin Place (66.67% ownership)(4)	Fourth Quarter 2009	Chevy Chase, MD	73,600	93,500
Democracy Tower (formerly South of Market – Phase II)	Third Quarter 2009	Reston, VA	58,000	87,200
One Preserve Parkway	Fourth Quarter 2009	Rockville, MD	47,000	60,500
2200 Pennsylvania Avenue	Second Quarter 2012	Washington, DC	36,700	380,000
Weston Corporate Center	Third Quarter 2010	Weston, MA	34,500	150,000
701 Carnegie Center	Fourth Quarter 2009	Princeton, NJ	16,800	34,000

Total			$908,800	$2,335,200

(1)	Represents our share of the investment.
(2)	Includes net revenue during lease up period.
(3)	On February 6, 2009, we announced that we are suspending construction of this building.
(4)	Includes costs associated with the land and infrastructure project in which we have a 23.89% interest.

Debt Transactions

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

On January 29, 2008, the Wisconsin Place joint venture entity that owns and is developing the land and infrastructure components of the project (the “Land and Infrastructure Entity”) (a joint venture entity in which we own an effective interest of approximately 23.89%) executed a second amendment to its construction loan agreement. The construction financing consisted of a $69.1 million commitment, bearing interest at a per annum variable rate equal to LIBOR plus 1.50% and maturing on March 11, 2009. The outstanding balance on the construction loan was approximately $52.6 million out of the $69.1 million commitment. The amended agreement provides for a reduction in the loan commitment amount to $36.9 million. The reduction relates to the repayment of the office portion of the outstanding balance totaling approximately $24.9 million and an additional reduction in the borrowing capacity of approximately $7.3 million with a corresponding release of collateral in conjunction with the Wisconsin Place joint venture entity that owns and is developing the office component of the project (a consolidated joint venture entity in which we own a 66.67% interest) obtaining new construction financing for its project. On April 29, 2008, the Land and Infrastructure Entity repaid the balance of the construction loan totaling approximately $29.4 million. The repayment relates to the repayment of the residential portion of the outstanding balance in conjunction with the Wisconsin Place joint venture entity that owns and is developing the residential component of the project (a joint venture entity in which we do not own an interest) obtaining new construction financing for its project.

On February 1, 2008, we used available cash to repay the mortgage loan collateralized by our Reston Corporate Center property located in Reston, Virginia totaling approximately $20.5 million. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 6.56% per annum and was scheduled to mature on May 1, 2008.

On March 27, 2008, our Value-Added Fund obtained third-party mortgage financing totaling $26.0 million (of which $24.0 million was drawn at closing and approximately $38,000 was drawn to fund tenant and capital costs, with the remaining amount available to fund future tenant and capital costs) collateralized by the Mountain View Technology Park properties. The third-party mortgage financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum and matures on March 31, 2011 with two, one-year extension options. The proceeds of the third-party mortgage financing were used to repay $23.0 million of the financing provided by us. On June 12, 2008, the Value-Added Fund entered into an interest rate swap contract related to the mortgage loan collateralized by the Mountain View Technology Park properties with a notional amount of $24.0 million to fix the one-month LIBOR index rate at 4.085% per annum through maturity on March 31, 2011.

On April 1, 2008, we used available cash to repay the mortgage loan collateralized by our Prudential Center property located in Boston, Massachusetts totaling approximately $258.2 million. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 6.72% per annum and was scheduled to mature on July 1, 2008.

On May 30, 2008, our Value-Added Fund obtained mortgage financing totaling $120.0 million (of which $103.0 million was drawn at closing, $3.3 million was drawn to fund tenant and capital costs, with the remaining $13.7 million available to fund future tenant and capital costs) collateralized by the Mountain View Research Park properties. The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on May 31, 2011 with two, one-year extension options. The Value-Added Fund entered into three interest rate swap contracts with notional amounts aggregating $103.0 million to fix the one-month LIBOR index rate at 3.63% per annum through April 1, 2011. The proceeds of the mortgage financing were used to repay the remaining $100.0 million of financing provided by us.

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

On November 13, 2008, we closed on an eight-year, $375.0 million mortgage loan collateralized by Four Embarcadero Center located in San Francisco, California. The mortgage loan bears interest at a fixed rate of 6.10% per annum. Under our interest rate hedging program, we will reclassify into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheet within Accumulated Other Comprehensive Loss, which amounts represent the effective portion of the applicable interest rate hedging contracts.

Equity Transactions

During the year ended December 31, 2008, we acquired an aggregate of 631,297 common units of limited partnership interest, including 16,147 common units issued upon the conversion of LTIP units, presented by the holders for redemption, in exchange for an equal number of shares of common stock. During the year ended December 31, 2008, we issued 1,058,133 shares of common stock as a result of stock options being exercised.

Exchangeable Notes Offering

On August 19, 2008, our Operating Partnership completed an offering of $747.5 million in aggregate principal amount (including $97.5 million as a result of the exercise by the initial purchasers of their over-allotment option) of its 3.625% exchangeable senior notes due 2014. The notes were priced at 99.0% of their face amount, resulting in aggregate net proceeds to us, after deducting the initial purchasers’ discounts and offering expenses, of approximately $731.6 million, resulting in an effective interest rate of approximately 4.037% per annum. The notes mature on February 15, 2014, unless earlier repurchased, exchanged or redeemed. On and after January 1, 2014, the notes may be exchanged at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date at the option of the holders into cash up to their principal amount and, at the Operating Partnership’s option, cash or shares of our common stock for the remainder, if any, of the exchange value in excess of such principal amount at the applicable exchange rate, which initially equals 8.5051 shares per $1,000 principal amount of notes (or an initial exchange price of approximately $117.58 per share of our common stock). Prior to the close of business on the scheduled trading day immediately preceding January 1, 2014, holders of the notes may only exchange their notes only upon the occurrence of certain events. The notes were issued in an offering exempt from registration under the Securities Act of 1933. In addition, in connection with the offering, we entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions are expected to have the effect of increasing the effective exchange price to us of the notes from $117.58 to approximately $137.17 per share, representing an overall effective premium of approximately 40% over the closing price of $97.98 per share of our common stock on August 13, 2008. The net cost of the capped call transactions was approximately $44.4 million. (See Note 8 to the Consolidated Financial Statements.)

2008 Outperformance Awards

On January 24, 2008, the Compensation Committee (the “Committee”) of our Board approved outperformance awards under the 1997 Plan to officers and key employees. These awards (the “2008 OPP Awards”) are part of a broad-based, long-term incentive compensation program designed to provide our management team at several levels within the organization with the potential to earn equity awards subject to our “outperforming” and creating shareholder value in a pay-for-performance structure. 2008 OPP Awards utilize total return to shareholders (“TRS”) over a three-year measurement period as the performance metric and include two years of time-based vesting after the end of the performance measurement period (subject to acceleration in certain events) as a retention tool. Recipients of 2008 OPP Awards will share in an outperformance pool if our TRS, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 5, 2008 to February 5, 2011, based on the average closing price of a share of our common stock of $92.8240 for the five trading days prior to and including February 5, 2008. Assuming no changes in the aggregate annual per share dividend through February 2011, our common stock price would have to exceed $104.15 per share for recipients of 2008 OPP Awards to be eligible to earn any rewards. The aggregate reward that recipients of all 2008 OPP Awards can earn, as measured by the outperformance pool, is subject to a maximum cap of $110 million, although OPP Awards for an aggregate of up to approximately $104.8 million have been allocated to date and were granted on February 5, 2008. The balance remains available for future grants, with OPP Awards exceeding a potential reward of $1 million requiring the approval of the Committee (See Note 17 to the Consolidated Financial Statements).

Business and Growth Strategies

Business Strategy

Our primary business objective is to maximize return on investment so as to provide our investors with the greatest possible total return. Our strategy to achieve this objective is:

•

to concentrate on a few carefully selected geographic markets, including Boston, Washington, DC, midtown Manhattan, San Francisco and Princeton, NJ, and to be one of the leading, if not the leading, owners and developers in each of those markets. We select markets and submarkets where tenants have demonstrated a preference for high-quality office buildings and other facilities;

•

to emphasize markets and submarkets within those markets where the lack of available sites and the difficulty of receiving the necessary approvals for development and the necessary financing constitute high barriers to the creation of new supply, and where skill, financial strength and diligence are required to successfully develop, finance and manage high-quality office, research and development space, as well as selected retail space;

•

to take on complex, technically challenging projects, leveraging the skills of our management team to successfully develop, acquire or reposition properties that other organizations may not have the capacity or resources to pursue;

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

•

to explore joint venture opportunities primarily with existing owners of land parcels located in desirable locations, who seek to benefit from the depth of development and management expertise we are able to provide and our access to capital, and/or to explore joint venture opportunities with strategic institutional partners, leveraging our skills as owners, operators and developers of Class A office space, as well as partners with expertise in mixed-use opportunities;

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

Growth Strategies

External Growth

We believe that our development experience and our organizational depth position us to continue to selectively develop a range of property types, including low-rise suburban office properties, high-rise urban developments, mixed-use developments and research and laboratory space, within budget and on schedule. Other factors that contribute to our competitive position include:

•

our control of sites (including sites under contract or option to acquire) in our markets that will support approximately 12.0 million square feet of new office, retail, hotel and residential development;

•	our reputation gained through 39 years of successful operations and the stability and strength of our existing portfolio of properties;

•	our relationships with leading national corporations and public institutions seeking new facilities and development services;

•	our relationships with nationally recognized financial institutions that provide capital to the real estate industry;

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

Opportunities to execute our external growth strategy fall into three categories:

•

Development in selected submarkets. We believe the continued development of well-positioned office buildings will be justified in many of our submarkets. We believe in acquiring land after taking into consideration timing factors relating to economic cycles and in response to market conditions that allow for its development at the appropriate time. While we purposely concentrate in markets with high barriers-to-entry, we have demonstrated throughout our 39-year history, an ability to make carefully timed land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities at key locations in our existing and other markets for a well-capitalized developer to acquire land with development potential.

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

Internal Growth

We believe that opportunities will exist to increase cash flow from our existing properties because they are of high quality and in desirable locations. In addition, our properties are in markets where, in general, the creation of new supply is limited by the lack of available sites, the difficulty of receiving the necessary approvals for development on vacant land and the difficulty of obtaining financing. Our strategy for maximizing the benefits from these opportunities is three-fold: (1) to provide high-quality property management services using our employees in order to encourage tenants to renew, expand and relocate in our properties, (2) to achieve speed and transaction cost efficiency in replacing departing tenants through the use of in-house services for marketing, lease negotiation and construction of tenant improvements and (3) to work with new or existing tenants with space expansion or contraction needs maximizing the cash flow from our assets. We believe that our office properties will add to our internal growth because of their desirable locations and the fact that our in-place rents are currently lower than market rents. We expect to continue our internal growth as a result of our ability to:

•

Cultivate existing submarkets and long-term relationships with credit tenants. In choosing locations for our properties, we have paid particular attention to transportation and commuting patterns, physical environment, adjacency to established business centers, proximity to sources of business growth and other local factors.

We had an average lease term of 7.2 years at December 31, 2008 and continue to cultivate long-term leasing relationships with a diverse base of high quality, financially stable tenants. Based on leases in place at December 31, 2008, leases with respect to 6.7% of the total square feet in our portfolio will expire in calendar year 2009.

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

We expect to continue to pursue our investment objectives primarily through the ownership of our current properties, development projects and other acquired properties. We currently intend to continue to invest primarily in developments of properties and acquisitions of existing improved properties or properties in need of redevelopment, and acquisitions of land that we believe have development potential, primarily in our markets—Boston, Washington, DC, midtown Manhattan, San Francisco and Princeton, NJ. Future investment or development activities will not be limited to a specified percentage of our assets. We intend to engage in such future investment or development activities in a manner that is consistent with the maintenance of our status as a REIT for federal income tax purposes. In addition, we may purchase or lease income-producing commercial and other types of properties for long-term investment, expand and improve the real estate presently owned or other properties purchased, or sell such real estate properties, in whole or in part, when circumstances warrant. We do not have a policy that restricts the amount or percentage of assets that will be invested in any specific property, however, our investments may be restricted by our debt covenants.

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

Investments in Real Estate Mortgages

While our current portfolio consists of, and our business objectives emphasize, equity investments in commercial real estate, we may, at the discretion of the Board of Directors, invest in mortgages and other types of real estate interests consistent with our qualification as a REIT. Investments in real estate mortgages run the risk that one or more borrowers may default under such mortgages and that the collateral securing such mortgages may not be sufficient to enable us to recoup our full investment. Although we currently do not have any investments in mortgages or deeds of trust, we may invest in participating or convertible mortgages if we conclude that we may benefit from the cash flow or any appreciation in value of the property.

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

Policies with Respect to Other Activities

As the sole general partner of BPLP, we have the authority to issue additional common and preferred units of limited partnership interest of BPLP. We have in the past, and may in the future, issue common or preferred units of limited partnership interest of BPLP to persons who contribute their direct or indirect interests in properties to us in exchange for such common or preferred units of limited partnership interest in BPLP. We have not engaged in trading, underwriting or agency distribution or sale of securities of issuers other than BPLP and we do not intend to do so. At all times, we intend to make investments in such a manner as to maintain our qualification as a REIT, unless because of circumstances or changes in the Internal Revenue Code of 1986, as amended (or the Treasury Regulations), our Board of Directors determines that it is no longer in our best interest to qualify as a REIT. We may make loans to third parties, including, without limitation, to joint ventures in which we participate or in connection with the disposition of a property. We intend to make investments in such a way that we will not be treated as an investment company under the 1940 Act. Our policies with respect to these and other activities may be reviewed and modified or amended from time to time by the Board of Directors.

Energy and Natural Resource Conservation

As one of the largest owners and developers of office properties in the United States, we strive to limit our energy and natural resource consumption through active management at our properties. On an annual basis, our property managers identify capital improvement projects and building systems enhancements that have the potential to reduce the use of energy at each property. The identified projects and enhancements are then reviewed with senior management, and the projects and enhancements that offer material energy or resource savings and meet our investment criteria are then implemented.

In 2008, this process was improved through a more holistic, corporate-wide approach. Our management team formed a Sustainability Committee to (1) identify and execute new strategies for promoting sustainability in new construction, existing buildings and corporate operations, (2) promote communication across regions, (3) share “best practices” and (4) assess the cost effectiveness of small and large scale projects and programs. Over the past several years, we have implemented numerous improvement projects and system enhancements, including, without limitation, the following:

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

In addition to the physical improvements and systems enhancements described above, our property managers also benchmark building energy and resource consumption with the goal of optimizing equipment use and operation. Across our regions we provide training for our property management staff and strive to make our tenants more aware of energy codes and energy saving opportunities. For example, we have worked collaboratively with our tenants at many of our buildings to implement new policies for providing HVAC on weekends only upon request. We also continue to increase the use of shuttle services between certain of our properties and the local bus and subway stations to encourage the use of mass transportation. These management initiatives are intended to not only help reduce energy consumption in the short term, but also heighten awareness of the issue to help ensure energy efficiency over the long term.

Properties across our portfolio are routinely rated and benchmarked on the U.S. Environmental Protection Agency’s Energy Star® program. In 2008, 17 of our properties earned the Energy Star Award, accounting for over 7.8 million square feet of exemplary energy performance, and we expect additional properties across our portfolio will receive the same recognition in 2009. We believe our efforts described above have led to a meaningful reduction in the number of kilowatt-hours (“kWh”) used in the operation of our properties and a reduction in our operating expenses. We estimate that the efforts we undertook in 2008 alone will reduce the amount of electrical usage throughout our portfolio by millions of kWh per year.

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

Environmentally Sound Development

“Green” buildings are designed, constructed and operated to provide greater environmental, economic, health and productivity performance than conventional buildings. As a developer, we participate in the U.S. Green Building Council’s Leadership in Energy and Environmental Design (LEED) program. The LEED Green Building Rating System® is a voluntary, consensus-based national standard of design guidelines for high-performance, sustainable “Green” buildings. The USGBC’s LEED certification follows a rigorous registration process which evaluates and gives Certified, Silver, Gold, and Platinum ratings to green buildings.

We currently have LEED registered projects under development and placed in service throughout our portfolio, including the following:

•	77 CityPoint in Waltham, MA—This approximately 210,000 square foot Class A office property in Waltham, MA has been certified Gold LEED.

•	Annapolis Junction in Annapolis, MD—This approximately 118,000 square foot Class A office property has been pre-certified Silver LEED.

•	Russia Wharf in Boston, MA—This 815,000 square foot Class A office tower has been pre-certified Gold LEED.

•	2200 Pennsylvania Avenue, Washington, DC—This 780,000 square foot Class A office property has been pre-certified Silver LEED.

•	Democracy Tower, Reston, VA—This 225,000 square foot Class A office property has been pre-certified Silver LEED.

Numerous other development projects are LEED registered and targeting LEED Silver ratings or better. In addition, we actively seek opportunities to achieve LEED ratings on commercial interiors as tenants build-out or renovate their space. We have numerous commercial interior projects either planned or currently under construction that have been designed to achieve LEED certification, and we have already completed various projects that either already received, or we expect will receive, LEED certifications, including our headquarters in the Prudential Center in Boston.

Many of the local jurisdictions in which we operate and develop buildings are also making efforts to promote environmentally sound developments by adopting aspects of the LEED program. As a result, we intend to continue to be proactive in evaluating each new development to determine whether it is physically practical and economically feasible to produce a LEED certified building. Barring unusual use, site or design constraints, we target LEED-Silver or better on all new developments.

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

Our Hotel Property

We operate our hotel property through a taxable REIT subsidiary. The taxable REIT subsidiary, a wholly-owned subsidiary of BPLP, is the lessee pursuant to leases for the hotel property. As lessor, BPLP is entitled to a percentage of gross receipts from the hotel property. The hotel lease allows all the economic benefits of ownership to flow to us. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreements. Marriott has been engaged under a separate long-term incentive management agreement to operate and manage the hotel on behalf of the taxable REIT subsidiary. In connection with these arrangements, Marriott has agreed to operate and maintain our hotel in accordance with its system-wide standard for comparable hotels and to provide the hotel with the benefits of its central reservation system and other chain-wide programs and services. Under a management agreement for the hotel, Marriott acts as the taxable REIT subsidiary’s agent to supervise, direct and control the management and operation of the hotel and receives as compensation base management fees that are calculated as a percentage of the hotel’s gross revenues, and supplemental incentive fees if the hotel exceeds negotiated profitability breakpoints. In addition, the taxable REIT subsidiary compensates Marriott, on the basis of a formula applied to the hotel’s gross revenues, for certain system-wide services provided by Marriott, including central reservations, marketing and training. During 2008, 2007 and 2006, Marriott received an aggregate of approximately $3.0 million, $3.2 million and $4.7 million, respectively, from our taxable REIT subsidiary. For 2006 and a portion of 2007, these amounts include payments related to the Long Wharf Marriott, which was sold by us in March 2007.

Seasonality

Our hotel property traditionally has experienced significant seasonality in its operating income, with the percentage of net operating income by quarter over the year ended December 31, 2008 shown below.

First Quarter	Second Quarter	Third Quarter	Fourth Quarter
7%	35%	23%	35%

Corporate Governance

Boston Properties is currently managed by a ten member Board of Directors, which is divided into three classes (Class I, Class II and Class III). Our Board of Directors is currently composed of three Class I directors (Mortimer B. Zuckerman, Carol B. Einiger and Richard E. Salomon), four Class II directors (Lawrence S. Bacow, Zoë Baird, Alan J. Patricof and Martin Turchin) and three Class III directors (Fredrick J. Iseman, Edward H. Linde and David A. Twardock). The members of each class of our Board of Directors serve for staggered three-year terms, and the terms of our current Class I, Class II and Class III directors expire upon the election and qualification of directors at the annual meetings of stockholders to be held in 2010, 2011 and 2009, respectively. At each annual meeting of stockholders, directors will be elected or re-elected for a full term of three years to succeed those directors whose terms are expiring.

Frederick J. Iseman was appointed to serve as a new independent member of our Board of Directors on December 15, 2008. Mr. Iseman is Chairman and Chief Executive Officer of CI Capital Partners LLC, a private equity investment firm which he founded in 1993. In addition, the Board appointed Mr. Iseman to the Compensation Committee effective January 1, 2009.

Our Board of Directors has Audit, Compensation and Nominating and Corporate Governance Committees. The membership of each of these committees is described below.

Name of Director	Audit	Compensation	Nominating and Corporate Governance
Lawrence S. Bacow	X
Zoë Baird		X	X*
Carol B. Einiger	X
Fredrick J. Iseman		X
Alan J. Patricof	X*
Richard E. Salomon		X*
David A. Twardock		X	X

X=Committee member, *=Chair

•

Our Board of Directors has adopted charters for each of its Audit, Compensation and Nominating and Corporate Governance Committees. The Compensation Committee is comprised of four (4) independent directors. The Audit Committee is comprised of three (3) independent directors, and the Nominating and Corporate Governance Committee is comprised of two (2) independent directors. A copy of each of these charters is available on our website at http://www.bostonproperties.com under the heading “Corporate Governance” and subheading “Committees and Charters.” A copy of each of these charters is also available in print to any stockholder upon written request addressed to Investor Relations, Boston Properties, Inc., The Prudential Center, 800 Boylston Street, Boston, MA 02199.

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

•

On May 22, 2008, Edward H. Linde, Chief Executive Officer of the Company, submitted to the New York Stock Exchange (the “NYSE”) the Annual CEO Certification required by Section 303A of the Corporate Governance Rules of the NYSE certifying that he was not aware of any violation by the Company of NYSE corporate governance listing standards.

Item 1A.	Risk Factors.

Set forth below are the risks that we believe are material to our investors. We refer to the shares of our common stock and the units of limited partnership interest in BPLP together as our “securities,” and the investors who own shares or units, or both, as our “securityholders.” This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 45.

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

We are dependent upon the economic climates of our markets—Boston, Washington, DC, midtown Manhattan, San Francisco and Princeton, NJ.

Substantially all of our revenue is derived from properties located in five markets: Boston, Washington, DC, midtown Manhattan, San Francisco and Princeton, NJ. A downturn in the economies of these markets, or the impact that a downturn in the overall national economy may have upon these economies, could result in reduced demand for office space. Because our portfolio consists primarily of office buildings (as compared to a more diversified real estate portfolio), a decrease in demand for office space in turn could adversely affect our results of operations. Additionally, there are submarkets within our markets that are dependent upon a limited number of industries. For example, in our Washington, DC market we focus on leasing office properties to governmental agencies and contractors, as well as legal firms. In our midtown Manhattan market we have historically leased properties to financial, legal and other professional firms. A significant downturn in one or more of these sectors could adversely affect our results of operations.

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

•	we may abandon development opportunities after we begin to explore them and as a result we may lose deposits or fail to recover expenses already incurred;

•	we may expend funds on and devote management’s time to projects which we do not complete;

•	we may be unable to complete construction and/or leasing of a property on schedule; and

•

we may suspend development projects after construction has begun due to changes in economic conditions or other factors, and this may result in the write-off of costs or increases in overall costs when the development project is restarted.

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

Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general global economic recession. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay distributions as a result of the following, among other potential consequences:

•

the financial condition of our tenants, many of which are financial, legal and other professional firms such as Lehman Brothers, which filed for bankruptcy protection in the third quarter of 2008, and Heller Ehrman LLP, which filed for bankruptcy protection in the fourth quarter of 2008, may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

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

As of February 23, 2009, we had approximately $396.9 million of indebtedness that bears interest at variable rates, and we may incur more of such indebtedness in the future. If interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our securityholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors.

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

The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Our unsecured credit facility, unsecured debt securities and certain secured loans contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt, which we must maintain. Our continued ability to borrow under our credit facilities is subject to compliance with our financial and other covenants. In addition, our failure to comply with such covenants could cause a default under the applicable debt agreement, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. Additionally, in the future our ability to satisfy current or prospective lenders’ insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism or losses resulting from earthquakes than is available to us in the marketplace or on commercially reasonable terms.

We rely on debt financing, including borrowings under our unsecured credit facility, issuances of unsecured debt securities and debt secured by individual properties, to finance our existing portfolio, our acquisition and development activities and for working capital. If we are unable to obtain debt financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. If we breach covenants in our debt agreements, the lenders can declare a default and, if the debt is secured, can take possession of the property securing the defaulted loan. In addition, our unsecured debt agreements contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could materially and adversely affect our financial condition and results of operations.

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our common stock or debt securities.

On February 23, 2009, our total consolidated debt was approximately $6.3 billion (i.e., excluding unconsolidated joint venture debt). Consolidated debt to consolidated market capitalization ratio, which measures total consolidated debt as a percentage of the aggregate of total consolidated debt plus the market value of outstanding equity securities, is often used by analysts to gauge leverage for equity REITs such as us. Our market value is calculated using the price per share of our common stock. Using the closing stock price of $35.73 per share of our common stock on February 23, 2009, multiplied by the sum of (1) shares of our common stock, (2) outstanding common units of limited partnership interest in Boston Properties Limited Partnership (excluding common units held by Boston Properties, Inc.), and (3) an aggregate of common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest in Boston Properties Limited Partnership, (4) an aggregate of common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, our consolidated debt to total consolidated market capitalization ratio was approximately 55.1% as of February 23, 2009. The calculation of total consolidated market capitalization does not include 2008 OPP Awards because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved.

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

In appropriate circumstances, we intend to develop and acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. We currently have twelve joint ventures that are not consolidated with our financial statements. Our share of the aggregate revenue of these joint ventures represented approximately 11.6% of our total revenue (the sum of our total consolidated revenue and our share of such joint venture revenue) for the year ended December 31, 2008. Our participation in joint ventures is subject to the risks that:

•	we could become engaged in a dispute with any of our joint venture partners that might affect our ability to develop or operate a property;

•	our joint ventures are subject to debt and in the current volatile credit market the refinancing of such debt may require equity capital calls;

•	our joint venture partners may default on their obligations necessitating that we fulfill their obligation ourselves;

•	our joint venture partners may have different objectives than we have regarding the appropriate timing and terms of any sale or refinancing of properties; and

•	our joint venture partners may have competing interests in our markets that could create conflict of interest issues.

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

Because the lease payments we receive under our hotel lease are based on a participation in the gross receipts of the hotel, if the hotel does not generate sufficient receipts, our cash flow would be decreased, which could reduce the amount of cash available for distribution to our securityholders. The following factors, among others, are common to the hotel industry, and may reduce the receipts generated by our hotel property:

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

Legislation was recently introduced in Congress that would treat publicly traded partnerships as corporations for federal income tax purposes if the partnership directly or indirectly derives income from certain investment adviser or asset management services. Because certain of BPLP’s current activities could constitute investment adviser or asset management services as defined for these purposes, unless transfers of ownership of interests in BPLP are limited in a manner that complies with certain regulatory safe harbors or another exception applies, it is possible that this legislation, if enacted, could cause BPLP to be taxable as a corporation. Classification of BPLP as a corporation would also cause us to fail to qualify as a REIT. Under a transitional rule contained in one version of the proposed legislation BPLP would be exempt from the new rules until its taxable year beginning January 1, 2013. It is possible, however, that any legislation enacted may include a shorter transition period, may be effective immediately, or possibly even retroactively.

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

Agreement not to sell some properties.

We have entered into agreements with respect to some properties that we have acquired in exchange for partnership interests in BPLP. Pursuant to those agreements, we have agreed not to sell or otherwise transfer some of our properties, prior to specified dates, in any transaction that would trigger taxable income and we are responsible for the reimbursement of certain tax-related costs to the prior owners if the subject properties are sold in a taxable sale. In general, our obligations to the prior owners are limited in time and only apply to actual damages suffered. As of December 31, 2008 there were a total of 6 properties subject to these restrictions. In the aggregate, all properties subject to the restrictions are estimated to have accounted for approximately 29% of our total revenue for the year ended December 31, 2008.

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

We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance

Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”). Currently, the per occurrence limits of our portfolio property insurance program are $1.0 billion, including coverage for acts of terrorism certified under TRIA. We currently insure certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), in a separate stand alone insurance program. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including coverage for acts of terrorism certified under TRIA, with $1.375 billion of coverage for losses in excess of $250 million being provided by NYXP, LLC, as a direct insurer. We also currently carry nuclear, biological, chemical and radiological terrorism insurance coverage (“NBCR Coverage”) for acts of terrorism certified under TRIA, which is provided by IXP, LLC as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding the properties owned by our Value-Added Fund and certain other properties owned in joint ventures with third parties or which we manage. The per occurrence limit for NBCR Coverage is $1 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100 million and the coinsurance is 15%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. We may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in our portfolio or for any other reason. We intend to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

We also currently carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that we believe are commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, we currently carry earthquake insurance which covers our San Francisco region with a $120 million per occurrence limit and a $120 million annual aggregate limit, $20 million of which is provided by IXP LLC, as a direct insurer. The amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact our ability to finance properties subject to earthquake risk. We may discontinue earthquake insurance on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.

IXP LLC, (“IXP”), a captive insurance company which is a wholly-owned subsidiary, acts as a direct insurer with respect to a portion of our earthquake insurance coverage for our Greater San Francisco properties and our NBCR Coverage for acts of terrorism certified under TRIA. NYXP, LLC (“NYXP”), a captive insurance company which is a wholly-owned subsidiary, acts as a direct insurer with respect to a portion of our coverage for acts of terrorism certified under TRIA for 767 Fifth Avenue. Currently, NYXP only insures losses which exceed the program trigger under TRIA and NYXP reinsures with a third-party insurance company any coinsurance payable under TRIA. Insofar as we own IXP and NYXP, we are responsible for their liquidity and capital resources, and the accounts of IXP and NYXP are part of our consolidated financial statements. In particular, if a loss occurs which is covered by our NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. IXP and NYXP would also be responsible for any recoupment charges by the Federal Government in the event losses are paid out and their insurance policies are maintained after the payout by the Federal Government. If we experience a loss and IXP or NYXP are required to pay under their insurance policies, we would ultimately record the loss to the extent of the required payment. Therefore, insurance coverage provided by IXP and NYXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

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

We continue to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism and California earthquake risk in particular, but we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. There are other types of losses, such as from wars or the presence of mold at our properties, for which we cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that we could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and financial condition and results of operations.

Actual or threatened terrorist attacks may adversely affect our ability to generate revenues and the value of our properties.

We have significant investments in large metropolitan markets that have been or may be in the future the targets of actual or threatened terrorism attacks, including midtown Manhattan, Washington, DC, Boston and San Francisco. As a result, some tenants in these markets may choose to relocate their businesses to other markets or to lower-profile office buildings within these markets that may be perceived to be less likely targets of future terrorist activity. This could result in an overall decrease in the demand for office space in these markets generally or in our properties in particular, which could increase vacancies in our properties or necessitate that we lease our properties on less favorable terms or both. In addition, future terrorist attacks in these markets could directly or indirectly damage our properties, both physically and financially, or cause losses that materially exceed our insurance coverage. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially. See also “—Some potential losses are not covered by insurance.”

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

These costs could be substantial and in extreme cases could exceed the amount of our insurance or the value of the contaminated property. We currently carry environmental insurance in an amount and subject to deductibles that we believe are commercially reasonable. Specifically, we carry a pollution legal liability policy with a $10 million limit per incident and a policy aggregate limit of $30 million. The presence of hazardous or toxic substances or petroleum products or the failure to properly remediate contamination may materially and adversely affect our ability to borrow against, sell or rent an affected property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination. Changes in laws increasing the potential liability for environmental conditions existing at our properties, or increasing the restrictions on the handling, storage or discharge of hazardous or toxic substances or petroleum products or other actions may result in significant unanticipated expenditures.

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

At December 31, 2008, our portfolio consisted of 147 properties totaling 49.8 million net rentable square feet. Our properties consisted of (1) 143 office properties, comprised of 123 Class A office buildings, including 10 properties under construction, and 20 properties that support both office and technical uses, (2) three retail properties and (3) one hotel. In addition, we own or control 509.3 acres of land for future development. The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2008. On January 7, 2008, we transferred the Mountain View properties to the Value-Added Fund. For the year ended December 31, 2008, six days of financial results for these properties are included in our consolidated financial results, but not included in any of our portfolio information tables or any other portfolio level statistics. Information relating to properties owned by the Value-Added Fund is not included in our portfolio information tables or any other portfolio level statistics because the Value-Added Fund invests in assets within our existing markets that have deficiencies in property characteristics which provide an opportunity to create value through repositioning, refurbishment or renovation. We therefore believe including such information in our portfolio tables and statistics would render the portfolio information less useful to investors. Information relating to the Value-Added Fund is set forth separately below.

Properties	Location	% Leased	Number of Buildings	Net Rentable Square Feet
Class A Office
General Motors Building (60% ownership)	New York, NY	98.0%	1	1,770,298
399 Park Avenue	New York, NY	99.7%	1	1,700,331
Citigroup Center	New York, NY	97.7%	1	1,590,013
Times Square Tower	New York, NY	97.3%	1	1,242,384
800 Boylston Street—The Prudential Center	Boston, MA	93.9%	1	1,192,899
599 Lexington Avenue	New York, NY	99.2%	1	1,037,338
Embarcadero Center Four	San Francisco, CA	96.6%	1	936,561
111 Huntington Avenue—The Prudential Center	Boston, MA	99.6%	1	859,642

Properties	Location	% Leased	Number of Buildings	Net Rentable Square Feet
Embarcadero Center One	San Francisco, CA	85.5%	1	830,280
Embarcadero Center Two	San Francisco, CA	98.6%	1	778,337
Embarcadero Center Three	San Francisco, CA	84.2%	1	774,946
South of Market	Reston, VA	83.0%	3	648,279
Two Grand Central Tower (60% ownership)	New York, NY	99.8%	1	635,275
Capital Gallery	Washington, DC	100.0%	1	619,586
Metropolitan Square (51% ownership)	Washington, DC	99.9%	1	586,887
125 West 55th Street (60% ownership)	New York, NY	100.0%	1	558,008
3200 Zanker Road	San Jose, CA	100.0%	4	543,900
901 New York Avenue (25% ownership)	Washington, DC	99.4%	1	539,229
Reservoir Place	Waltham, MA	93.1%	1	527,590
601 and 651 Gateway	South San Francisco, CA	96.6%	2	506,045
101 Huntington Avenue—The Prudential Center	Boston, MA	100.0%	1	505,939
Two Freedom Square	Reston, VA	98.8%	1	421,676
One Freedom Square	Reston, VA	100.0%	1	414,433
One Tower Center	East Brunswick, NJ	49.5%	1	413,677
Market Square North (50% ownership)	Washington, DC	100.0%	1	401,279
140 Kendrick Street	Needham, MA	100.0%	3	380,987
One and Two Discovery Square	Reston, VA	100.0%	2	366,990
505 9th Street, N.W. (50% ownership)	Washington, DC	100.0%	1	321,926
1333 New Hampshire Avenue	Washington, DC	100.0%	1	315,371
One Reston Overlook	Reston, VA	100.0%	1	312,685
Waltham Weston Corporate Center	Waltham, MA	98.1%	1	306,789
230 CityPoint (formerly Prospect Place)	Waltham, MA	92.6%	1	301,815
540 Madison Avenue (60% ownership)	New York, NY	92.9%	1	284,185
12310 Sunrise Valley	Reston, VA	100.0%	1	263,870
Reston Corporate Center	Reston, VA	100.0%	2	261,046
Quorum Office Park	Chelmsford, MA	100.0%	2	259,918
New Dominion Technology Park—Building Two	Herndon, VA	100.0%	1	257,400
611 Gateway	South San Francisco, CA	100.0%	1	256,302
12300 Sunrise Valley	Reston, VA	100.0%	1	255,244
1330 Connecticut Avenue	Washington, DC	100.0%	1	252,136
500 E Street, S. W.	Washington, DC	100.0%	1	248,336
200 West Street	Waltham, MA	100.0%	1	248.311
Five Cambridge Center	Cambridge, MA	99.3%	1	240,480
New Dominion Technology Park—Building One	Herndon, VA	100.0%	1	235,201
510 Carnegie Center	Princeton, NJ	100.0%	1	234,160
One Cambridge Center	Cambridge, MA	81.7%	1	215,385
635 Massachusetts Avenue(1)	Washington, DC	100.0%	1	211,000
77 CityPoint	Waltham, MA	100.0%	1	209,707
Sumner Square	Washington, DC	100.0%	1	208,665
Four Cambridge Center	Cambridge, MA	95.1%	1	198,295
University Place	Cambridge, MA	100.0%	1	195,282
North First Business Park(1)	San Jose, CA	75.8%	5	190,636
1301 New York Avenue	Washington, DC	100.0%	1	188,358
12290 Sunrise Valley	Reston, VA	100.0%	1	182,424
2600 Tower Oaks Boulevard	Rockville, MD	90.8%	1	178,887
Eight Cambridge Center	Cambridge, MA	100.0%	1	177,226
Lexington Office Park	Lexington, MA	71.1%	2	166,373

Properties	Location	% Leased	Number of Buildings	Net Rentable Square Feet
210 Carnegie Center	Princeton, NJ	93.7%	1	161,776
206 Carnegie Center	Princeton, NJ	100.0%	1	161,763
191 Spring Street	Lexington, MA	100.0%	1	158,900
303 Almaden	San Jose, CA	94.1%	1	156,859
Kingstowne Two	Alexandria, VA	95.7%	1	156,251
10 & 20 Burlington Mall Road	Burlington, MA	92.4%	2	153,180
Ten Cambridge Center	Cambridge, MA	100.0%	1	152,664
Kingstowne One	Alexandria, VA	100.0%	1	150,838
214 Carnegie Center	Princeton, NJ	80.1%	1	150,774
212 Carnegie Center	Princeton, NJ	95.7%	1	149,354
506 Carnegie Center	Princeton, NJ	100.0%	1	136,213
Two Reston Overlook	Reston, VA	93.8%	1	134,615
508 Carnegie Center	Princeton, NJ	56.1%	1	132,653
202 Carnegie Center	Princeton, NJ	81.1%	1	130,582
Waltham Office Center(1)	Waltham, MA	53.3%	3	129,262
101 Carnegie Center	Princeton, NJ	100.0%	1	123,659
Montvale Center	Gaithersburg, MD	82.5%	1	122,808
504 Carnegie Center	Princeton, NJ	100.0%	1	121,990
91 Hartwell Avenue	Lexington, MA	83.8%	1	121,425
40 Shattuck Road	Andover, MA	64.4%	1	120,773
Annapolis Junction (50% ownership)	Annapolis, MD	0.0%	1	117,599
502 Carnegie Center	Princeton NJ	100.0%	1	116,855
Three Cambridge Center	Cambridge, MA	77.7%	1	108,152
201 Spring Street	Lexington, MA	100.0%	1	106,300
104 Carnegie Center	Princeton, NJ	94.4%	1	102,830
Bedford Business Park	Bedford, MA	100.0%	1	92,207
33 Hayden Avenue	Lexington, MA	100.0%	1	80,128
Eleven Cambridge Center	Cambridge, MA	90.2%	1	79,616
Reservoir Place North	Waltham, MA	100.0%	1	73,258
105 Carnegie Center	Princeton, NJ	55.3%	1	69,955
32 Hartwell Avenue	Lexington, MA	100.0%	1	69,154
302 Carnegie Center	Princeton, NJ	100.0%	1	64,926
195 West Street	Waltham, MA	100.0%	1	63,500
100 Hayden Avenue	Lexington, MA	100.0%	1	55,924
181 Spring Street	Lexington, MA	100.0%	1	55,793
211 Carnegie Center	Princeton, NJ	100.0%	1	47,025
92 Hayden Avenue	Lexington, MA	100.0%	1	31,100
201 Carnegie Center	Princeton, NJ	100.0%	—	6,500

Subtotal for Class A Office Properties		95.1%	113	32,127,383

Retail
Shops at The Prudential Center	Boston, MA	98.5%	1	509,813
Kingstowne Retail	Alexandria, VA	94.3%	1	88,288
Shaws Supermarket at The Prudential Center	Boston, MA	100.0%	1	57,235

Subtotal for Retail Properties		98.0%	3	655,336

Properties	Location	% Leased		Number of Buildings	Net Rentable Square Feet
Office/Technical Properties
Bedford Business Park	Bedford, MA	62.7%		2	379,056
Seven Cambridge Center	Cambridge, MA	100.0%		1	231,028
7601 Boston Boulevard	Springfield, VA	100.0%		1	103,750
7435 Boston Boulevard	Springfield, VA	100.0%		1	103,557
8000 Grainger Court	Springfield, VA	100.0%		1	88,775
7500 Boston Boulevard	Springfield, VA	100.0%		1	79,971
7501 Boston Boulevard	Springfield, VA	100.0%		1	75,756
6605 Springfield Center Drive(1)	Springfield, VA	0.0%		1	68,907
Fourteen Cambridge Center	Cambridge, MA	100.0%		1	67,362
164 Lexington Road	Billerica, MA	0.0%		1	64,140
103 Fourth Avenue(1)	Waltham, MA	58.5%		1	62,476
7450 Boston Boulevard	Springfield, VA	100.0%		1	62,402
7374 Boston Boulevard	Springfield, VA	100.0%		1	57,321
8000 Corporate Court	Springfield, VA	100.0%		1	52,539
7451 Boston Boulevard	Springfield, VA	100.0%		1	47,001
7300 Boston Boulevard	Springfield, VA	100.0%		1	32,000
17 Hartwell Avenue	Lexington, MA	100.0%		1	30,000
7375 Boston Boulevard	Springfield, VA	100.0%		1	26,865
6601 Springfield Center Drive(1)	Springfield, VA	100.0%		1	26,388

Subtotal for Office/Technical Properties		81.9%		20	1,659,294

Hotel Property
Cambridge Center Marriott	Cambridge, MA	77.7	%(2)	1	330,400

Subtotal for Hotel Property		77.7%		1	330,400

Structured Parking		n/a		—	11,219,345

Subtotal for In-Service Properties		94.5%		137	45,991,758

Properties Under Construction
250 West 55th Street	New York, NY	22	%(3)(4)	1	1,000,000
Russia Wharf	Boston, MA	78	%(3)(5)	2	815,000
2200 Pennsylvania Avenue	Washington, DC	42	%(3)(6)	2	780,000
Weston Corporate Center	Weston, MA	100	%(3)	1	356,367
Wisconsin Place (66.67% ownership)	Chevy Chase, MD	91	%(3)	1	290,000
Democracy Tower (formerly South of Market- Phase II)	Reston, VA	100	%(3)	1	225,000
One Preserve Parkway	Rockville, MD	20	%(3)(7)	1	183,000
701 Carnegie Center	Princeton, NJ	100	%(3)	1	120,000

Subtotal for Properties Under Construction		58%		10	3,769,367

Total Portfolio				147	49,761,125

(1)	Property held for redevelopment as of December 31, 2008.
(2)	Represents the weighted-average room occupancy for the year ended December 31, 2008. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2008.
(3)	Represents percentage leased as of February 23, 2009.

(4)	On February 6, 2009, we announced that we were suspending construction of this building.
(5)	Percentage leased excludes 235,000 square feet of residential space and includes 28,000 square feet of retail space.
(6)	Percentage leased excludes 330,000 square feet of residential space for rent or sale.
(7)	Property was partially placed in-service during the second quarter of 2008.

On January 7, 2008, we transferred the Mountain View properties to the Value-Added Fund. For the year ended December 31, 2008, six days of financial results for these properties are included in our consolidated financial results, but not included in any of our portfolio information tables or any other portfolio level statistics. The following table shows information relating to properties owned through the Value-Added Fund at December 31, 2008:

Property	Location	% Leased	Number of Buildings	Net Rentable Square Feet
Mountain View Research Park	Mountain View, CA	60.8%	16	600,449
One and Two Circle Star Way	San Carlos, CA	45.2%	2	206,945
Mountain View Technology Park	Mountain View, CA	70.6%	7	135,279
300 Billerica Road	Chelmsford, MA	100.0%	1	110,882

Total Value-Added Fund		63.1%	26	1,053,555

Top 20 Tenants by Square Feet

Our 20 largest tenants by square feet as of December 31, 2008 were as follows:

	Tenant	Square Feet		% of In-Service Portfolio
1	US Government	1,825,576	(1)	5.30%
2	Lockheed Martin	1,292,429		3.75%
3	Citibank	1,085,570	(2)	3.15%
4	Genentech	546,750		1.59%
5	Kirkland & Ellis	502,046	(3)	1.46%
6	Gillette	484,051		1.41%
7	Shearman & Sterling	472,808		1.37%
8	Weil Gotshal Manges	456,744	(4)	1.33%
9	O’Melveny & Myers	446,039		1.30%
10	Lehman Brothers	436,723	(5)	1.27%
11	Parametric Technology	380,987		1.11%
12	Accenture	378,867		1.10%
13	Finnegan Henderson Farabow	356,195	(6)	1.03%
14	Ann Taylor	338,942		0.98%
15	Northrop Grumman	327,677		0.95%
16	Biogen Idec	317,341	(7)	0.92%
17	Washington Group International	299,079		0.87%
18	Aramis (Estee Lauder)	295,610	(8)	0.86%
19	Bingham McCutchen	291,415		0.85%
20	Akin Gump Strauss Hauer & Feld	290,132		0.84%
	Total % of Portfolio Square Feet			31.44%

(1)	Includes 116,353, 68,252 and 28,384 square feet of space in properties in which Boston Properties has a 60%, 51% and 50% interest, respectively.

(2)	Includes 10,080 and 2,761 square feet of space in properties in which Boston Properties has a 60% and 51% interest, respectively.
(3)	Includes 218,134 square feet of space in a property in which Boston Properties has a 51% interest.
(4)	Includes 456,744 square feet of space in a property in which Boston Properties has a 60% interest.
(5)	Lehman Brothers Inc. has filed for bankruptcy.
(6)	Includes 258,990 square feet of space in a property in which Boston Properties has a 25% interest.
(7)	Excludes 356,367 square feet leased for a future development in Weston, MA.
(8)	Includes 295,610 square feet of space in a property in which Boston Properties has a 60% interest.

Tenant Diversification (Gross Rent)*

Our tenant diversification as of December 31, 2008 was as follows:

Sector	Percentage of of Gross Rent
Legal Services	26%
Financial Services	25%
Technical and Scientific Services	11%
Retail	9%
Other Professional Services	8%
Manufacturing	7%
Other	5%
Government / Public Administration	4%
Media / Telecommunications	3%
Real Estate and Insurance	2%

*	The classification of our tenants is based on the U.S. Government’s North American Industry Classification System (NAICS), which has replaced the Standard Industrial Classification (SIC) system.

Lease Expirations (1)

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized(2) Contractual Rent Under Expiring Leases Without Future Step-Ups	Current Annualized(2) Contractual Rent Under Expiring Leases Without Future Step-Ups p.s.f.	Current Annualized Contractual Rent Under Expiring Leases With Future Step-ups(3)	Current Annualized Contractual Rent Under Expiring Leases With Future Step- ups p.s.f.(3)	Percentage of Total Square Feet
2009	2,295,421	$93,017,946	$40.52	$94,670,486	$41.24	6.7%
2010	3,206,394	125,793,989	39.23	128,793,296	40.17	9.3%
2011	3,237,825	154,478,643	47.71	158,444,134	48.94	9.4%
2012	3,163,836	149,580,349	47.28	154,113,400	48.71	9.2%
2013	1,396,615	61,486,594	44.03	65,185,886	46.67	4.1%
2014	2,737,687	107,713,897	39.34	114,799,171	41.93	7.9%
2015	1,894,419	91,562,625	48.33	103,723,910	54.75	5.5%
2016	2,889,182	184,496,405	63.86	199,290,537	68.98	8.4%
2017	2,925,119	199,612,564	68.24	218,535,840	74.71	8.5%
2018	723,310	46,233,541	63.92	53,304,665	73.70	2.1%
Thereafter	7,869,508	453,349,356	57.61	577,919,237	73.44	22.8%

(1)	Includes 100% of unconsolidated joint venture properties. Does not include any data on properties owned by the Value-Added Fund.
(2)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2008 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.
(3)	Represents the monthly contractual base rent under expiring leases with future contractual increases upon expiration and recoveries from tenants under existing leases as of December 31, 2008 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

Item 3.	Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our common stock is listed on the New York Stock Exchange under the symbol “BXP.” The high and low sales prices and distributions for the periods indicated in the table below were:

Quarter Ended	High	Low	Distributions per common share
December 31, 2008	$92.41	$37.52	$.68
September 30, 2008	105.80	82.00	.68
June 30, 2008	106.53	89.04	.68
March 31, 2008	98.72	79.88	.68
December 31, 2007	113.60	87.78	6.66	(1)
September 30, 2007	108.25	91.25	.68
June 30, 2007	119.95	98.55	.68
March 31, 2007	133.02	109.07	.68

(1)	Paid on January 30, 2008 to stockholders of record as of the close of business on December 31, 2007. Amount includes a $5.98 per common share special dividend.

At February 23, 2009, we had approximately 1,038 stockholders of record. This does not include beneficial owners for whom Cede & Co. or others act as nominee.

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

During the three months ended December 31, 2008, we issued an aggregate of 286,715 common shares in connection with the redemption of 286,715 common units of limited partnership held by certain limited partners of BPLP. These shares were issued in reliance on an exemption from registration under Section 4(2). We relied on the exemption under Section 4(2) based upon factual representations received from the limited partners who received the common shares.

Stock Performance Graph

The following graph provides a comparison of cumulative total stockholder return for the period from December 31, 2003 through December 31, 2008, among Boston Properties, the Standard & Poor’s (“S&P”) 500 Index, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) Equity REIT Total Return Index (the “Equity REIT Index”) and the NAREIT Office REIT Index (the “Office REIT Index”). The Equity REIT Index includes all tax-qualified equity REITs listed on the New York Stock Exchange, the American Stock Exchange and the NASDAQ Stock Market. Equity REITs are defined as those with 75% or more of their gross invested book value of assets invested directly or indirectly in the equity ownership of real estate. The Office REIT Index includes all office REITs included in the Equity REIT Index. Data for Boston Properties, the S&P 500 Index, the Equity REIT Index and the Office REIT Index was provided to us by NAREIT. Upon written request, Boston Properties will provide any stockholder with a list of the REITs included in the Equity REIT

Index and the Office REIT Index. The stock performance graph assumes an investment of $100 in each of Boston Properties and the three indices, and the reinvestment of any dividends. The historical information set forth below is not necessarily indicative of future performance. The data shown is based on the share prices or index values, as applicable, at the end of each month shown.

	Dec. ‘03	Dec. ‘04	Dec. ‘05	Dec. ‘06	Dec. ‘07	Dec. ‘08
Boston Properties	$100.00	$140.60	$173.69	$282.59	$253.30	$157.20
S&P 500	$100.00	$110.87	$116.32	$134.69	$142.09	$89.52
Equity REIT Index	$100.00	$131.58	$147.59	$199.33	$168.05	$104.65
Office REIT Index	$100.00	$123.28	$139.44	$202.50	$164.11	$96.72

(b) None.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
October 1, 2008—October 31, 2008	1,070	(1)	$0.01	N/A	N/A
November 1, 2008—November 30, 2008	—		—	N/A	N/A
December 1, 2008—December 31, 2008	—		—	N/A	N/A

Total	1,070		$0.01	N/A	N/A

(1)	Represents shares of restricted Common Stock that were repurchased in connection with the termination of certain persons’ employment with the Company. Under the terms of the applicable restricted stock agreement, all of such shares were repurchased by the Company at a price of $0.01 per share, which was the amount originally paid by such employee for such shares.

Item 6.	Selected Financial Data

The following table sets forth our selected financial and operating data on a historical basis, which has been revised for the reclassification of (1) the restatement of earnings per share to include the effects of participating securities in accordance with EITF 03-6 and (2) the disposition of qualifying properties during 2007, 2006, 2005 and 2004 which have been reclassified as discontinued operations, for the periods presented, in accordance with SFAS No. 144. Refer to Note 19 of the Consolidated Financial Statements. The following data should be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

Our historical operating results may not be comparable to our future operating results.

	For the year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Operations Information:
Total revenue	$1,488,400	$1,482,289	$1,417,627	$1,382,866	$1,334,225

Expenses:
Rental operating	488,030	455,840	437,705	434,353	412,604
Hotel operating	27,510	27,765	24,966	22,776	21,709
General and administrative	72,365	69,882	59,375	55,471	53,636
Interest	271,972	285,887	298,260	308,091	306,170
Depreciation and amortization	304,147	286,030	270,562	260,979	244,589
Net derivative losses	17,021	—	—	—	—
Losses from investments in securities	4,604	—	—	—	—
Losses from early extinguishments of debt	—	3,417	32,143	12,896	6,258

Income before income (loss) from unconsolidated joint ventures and minority interests	302,751	353,468	294,616	288,300	289,259
Income (loss) from unconsolidated joint ventures	(182,018)	20,428	24,507	4,829	3,380
Minority interests	(24,003)	(65,000)	(67,986)	(65,481)	(60,401)

Income before gains on sales of real estate	96,730	308,896	251,137	227,648	232,238
Gains on sales of real estate and other assets, net of minority interest	28,502	789,238	606,394	151,884	8,149

Income before discontinued operations	125,232	1,098,134	857,531	379,532	240,387
Discontinued operations, net of minority interest	—	226,556	16,104	62,983	43,630

Income before cumulative effect of a change in accounting principle	125,232	1,324,690	873,635	442,515	284,017
Cumulative effect of a change in accounting principle, net of minority interest	—	—	—	(4,223)	—

Net income available to common shareholders	$125,232	$1,324,690	$873,635	$438,292	$284,017

Basic earnings per share:
Income before discontinued operations and cumulative effect of a change in accounting principle	$1.04	$9.20	$7.48	$3.41	$2.26
Discontinued operations, net of minority interest	—	1.91	0.14	0.57	0.41
Cumulative effect of a change in accounting principle, net of minority interest	—	—	—	(0.04)	—

Net income available to common shareholders	$1.04	$11.11	$7.62	$3.94	$2.67

Weighted average number of common shares outstanding	119,980	118,839	114,721	111,274	106,458

Diluted earnings per share:
Income before discontinued operations and cumulative effect of a change in accounting principle	$1.03	$9.06	$7.32	$3.35	$2.21
Discontinued operations, net of minority interest	—	1.88	0.14	0.55	0.40
Cumulative effect of a change in accounting principle, net of minority interest	—	—	—	(0.04)	—

Net income available to common shareholders	$1.03	$10.94	$7.46	$3.86	$2.61

Weighted average number of common and common equivalent shares outstanding	121,299	120,780	117,077	113,559	108,762

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet information:
Real estate, gross	$10,618,344	$10,249,895	$9,552,458	$9,151,175	$9,291,227
Real estate, net	8,849,559	8,718,188	8,160,403	7,886,102	8,147,858
Cash and cash equivalents	241,510	1,506,921	725,788	261,496	239,344
Total assets	10,911,645	11,192,637	9,695,022	8,902,368	9,063,228
Total indebtedness	6,271,916	5,492,166	4,600,937	4,826,254	5,011,814
Minority interests	598,627	653,892	623,508	739,268	786,328
Stockholders’ equity	3,531,267	3,668,825	3,223,226	2,917,346	2,936,073

	For the year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share and percentage data)
Other Information:
Funds from Operations available to common shareholders(1)	$423,751	$560,234	$501,125	$479,726	$459,497
Funds from Operations available to common shareholders, as adjusted(1)	423,751	562,516	527,665	488,972	459,497
Dividends declared per share	2.72	8.70	8.12	5.19	2.58
Cash flow provided by operating activities	560,908	629,378	527,979	472,249	429,506
Cash flow provided by (used in) investing activities	(1,315,676)	576,931	229,756	356,605	(171,014)
Cash flow used in financing activities	(510,643)	(425,176)	(293,443)	(806,702)	(41,834)
Total square feet at end of year (including development projects)	49,761	43,814	43,389	42,013	44,117
In-service percentage leased at end of year	94.5%	94.9%	94.2%	93.8%	92.1%

(1)	Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of NAREIT, we calculate Funds from Operations, or “FFO,” by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. FFO is a non-GAAP financial measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. Amount represents our share, which was 85.49%, 85.32%, 84.40%, 83.74% and 82.97% for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 respectively, after allocation to the minority interest in the Operating Partnership.

In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO, as adjusted, which excludes the effects of the losses from early extinguishments of debt associated with the sales of real estate. Losses from early extinguishments of debt result when the sale of real estate encumbered by debt requires us to pay the extinguishment costs prior to the debt’s stated maturity and to write-off unamortized loan costs at the date of the extinguishment. Such costs are excluded from the gains on sales of real estate reported in accordance with GAAP. However, we view the losses from early extinguishments of debt associated with the sales of real estate as an incremental cost of the sale transactions because we extinguished the debt in connection with the consummation of the sale transactions and we had no intent to extinguish the debt absent such transactions. We believe that adjusting FFO to exclude these losses more appropriately reflects the results of our operations exclusive of the impact of our sale transactions.

Although our FFO, as adjusted, clearly differs from NAREIT’s definition of FFO, and may not be comparable to that of other REITs and real estate companies, we believe it provides a meaningful supplemental measure of our operating performance because we believe that by excluding the effects of the losses from early extinguishments of debt associated with the sales of real estate, management and investors are presented with an indicator of our operating performance that more closely achieves the objectives of the real estate industry in presenting FFO.

Neither FFO, nor FFO as adjusted, should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. Neither FFO nor FFO, as adjusted, represent cash generated from operating activities determined in accordance with GAAP and neither of these measures is a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO and FFO, as adjusted should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our Consolidated Financial Statements.

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

•	the value of our real estate assets, which may limit our ability dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;

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

Overview

We are a fully integrated self-administered and self-managed REIT and one of the largest owners and developers of Class A office properties in the United States. Our properties are concentrated in five markets—Boston, midtown Manhattan, Washington, DC, San Francisco and Princeton, NJ. We generate revenue and cash primarily by leasing our Class A office space to our tenants. Factors we consider when we lease space include the creditworthiness of the tenant, the length of the lease, the rental rate to be paid, the costs of tenant improvements, current and anticipated operating costs and real estate taxes, our current and anticipated vacancy, current and anticipated future demand for office space generally and general economic factors. We also generate cash through the sale of assets, which may be either non-core assets or core assets that command premiums from real estate investors.

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

We are also not immune from the impact of the credit crisis and global economic slowdown on our own tenants and our investments. During the third quarter of 2008, Lehman Brothers, Inc., our tenth largest tenant, filed for bankruptcy protection and we established a reserve for its related accrued straight-line rent balance of $13.2 million. Lehman Brothers must continue to pay its rent while it occupies the space, but it may reject its lease at any time. There can be no assurance whether and for how long Lehman Brothers will continue to occupy this space. Lehman Brothers’ rent contributes approximately $43.0 million per year to our revenues. In addition, during the fourth quarter of 2008, we recognized aggregate non-cash impairment charges which represented the other-than-temporary decline in the fair values below the carrying values of certain of our investments in unconsolidated joint ventures. The joint ventures include the entities that own 540 Madison Avenue, Two Grand Central Tower, 125 West 55th Street, the Value-Added Fund and our Eighth Avenue and 46th Street project located in New York City.

More generally, we remain concerned about the financial stress that our current and prospective tenants face. We believe that tenant defaults will continue and that, in general, demand for office space will decrease due to significant job losses in the financial and professional services industries and that market rents will be under pressure for the foreseeable future. In part as a result of these market conditions, on February 6, 2009, we announced our intention to suspend construction on our development at 250 West 55th Street in New York City because we were not able to conclude a lease transaction with a major law firm with which we had been negotiating over the last year. Agreement on financial terms had been reached with the firm within the last year, but recently the law firm informed us that it could not proceed on those terms thereby rendering the project economically infeasible in today’s environment. The project, a one million square foot office building, was originally scheduled for completion in 2011.

As a result of the decision to suspend construction at 250 West 55 th Street, we expect to reduce our capital commitments on the project through 2011 by approximately $450 million. After suspension of the 250 West 55th Street project, our development program will be approximately $1.4 billion and is 75% pre-leased to tenants. As of December 31, 2008, we had invested approximately $483.2 million in our current active developments (i.e., excluding 250 West 55th Street) and, in addition to anticipated proceeds from existing construction loan facilities, we expect to make additional investments of approximately $822.9 million over the next four years. Recently we have witnessed a reduction in construction materials and labor pricing, which may reduce our total project costs, although there can be no assurance in this regard.

As of December 31, 2008, we had $241.5 million in cash and $884.4 million in availability under our Unsecured Line of Credit and anticipate funding the development projects through a combination of this existing liquidity supplemented by new construction loan facilities and/or the incurrence of additional secured or unsecured debt. While we successfully utilized an accordion feature under our Unsecured Line of Credit to increase the lenders’ total commitment under the facility to $1.0 billion in July 2008, completed an offering of $747.5 million of exchangeable senior notes in August 2008 and completed a $375.0 million financing of Embarcadero Center Four in November 2008, many of the debt capital markets that real estate companies like us frequently access, such as the unsecured bond market and the convertible debt market, are not currently available to us on terms that we believe are economically attractive. In addition, other capital sources such as the traditional banks, pension funds and life insurance companies are lending fewer dollars, under stricter terms and at greater costs to the borrowers. Despite these challenges, we believe the quality of our assets and our strong balance sheet align ourselves well with the lenders’ current investment selectivity and should enable us to access the credit markets even in the current difficult environment. Because capital may continue to be constrained, however, we are also evaluating the appropriate amount and form of distributions for 2009. See “-Liquidity and Capital Resources.”

We believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service in 2009, 2010 and 2011. As with all aspects of our business, however, we continue to monitor the impact of the global economic slowdown and may further adjust our development plans accordingly. We do not anticipate undertaking any new development projects in the foreseeable future without significant pre-leasing commitments from creditworthy tenants. Our focus on acquisition activity has moderated, but we continue to actively monitor the market and seek opportunities to selectively acquire high-quality real estate at attractive returns.

Finally, in recent years, we have been an active seller of real estate assets and, although we will consider additional asset sales, we do not expect our sales volume to be comparable to that of prior years.

For descriptions of significant transactions that we entered into during 2008, see “Item 1. Business – Transactions During 2008.”

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

A variety of costs are incurred in the acquisition, development and leasing of properties. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project commences and capitalization begins, and when a development project is substantially complete and held available for occupancy and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Projects.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs necessary to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We begin the capitalization of costs during the pre-construction period which we define as activities that are necessary to the development of the property. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

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

These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the life of the related asset. Under the equity method of accounting, our net equity is reflected within the Consolidated Balance Sheets, and our share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses, however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. For ownership interests in variable interest entities, we consolidate those in which we are the primary beneficiary. Our investments in unconsolidated joint ventures are reviewed for impairment periodically and we record impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of our investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the value of an investment in an unconsolidated joint venture is other than temporary.

During December 2008, we recognized non-cash impairment charges which represented the other-than-temporary decline in the fair values below the carrying values of certain of our investments in unconsolidated joint ventures. In accordance with Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (APB No. 18), a loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized. Unlike SFAS No. 144, potential impairments under APB No. 18 result from fair values derived based on discounted cash flows and other valuation techniques which are more sensitive to current market conditions. As a result, we recognized non-cash impairment charges of approximately $31.9 million, $74.3 million, $45.1 million and $13.8 million on our investments in 540 Madison Avenue, Two Grand Central Tower, 125 West 55th Street and the Value-Added Fund, respectively.

During December 2008, an unconsolidated joint venture in which we have a 50% interest suspended development activity on its Eighth Avenue and 46th Street project located in New York City. The proposed project was comprised of an assemblage of land parcels and air-rights, including contracts to acquire land parcels and air-rights, on which the joint venture was to construct a Class A office property. As a result, we recognized a charge totaling approximately $23.2 million (including $2.9 million of non-cash impairment charges in accordance with APB No. 18), which represented our share of land and air-rights impairment losses, forfeited contract deposits and previously incurred planning and pre-development costs.

The combined summarized financial information of the unconsolidated joint ventures is disclosed in Note 5 of the Consolidated Financial Statements.

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

For the year ended December 31, 2008, we recorded $5.4 million of rental revenue representing the adjustments of rents from “above” and “below” market leases in accordance with SFAS No. 141. For the year ended December 31, 2008, the impact of the straight-line rent adjustment was approximately a $24.5 million increase in rental revenue. The straight-line adjustment for the year included an approximately $21.0 million decrease due to the establishment of reserves for the full amount of the accrued straight-line rent balances associated with our leases in New York City with Lehman Brothers, Inc. and the law firm of Heller Ehrman LLP. Amounts exclude SFAS No. 141 and straight-line income from unconsolidated joint ventures, which is disclosed in Note 5 of the Consolidated Financial Statements.

Our leasing strategy is generally to secure creditworthy tenants that meet our underwriting guidelines. Furthermore, following the initiation of a lease, we continue to actively monitor the tenant’s creditworthiness to ensure that all tenant related assets are recorded at their realizable value. When assessing tenant credit quality, we:

•	review relevant financial information, including:

•	financial ratios;

•	net worth;

•	revenue;

•	cash flows;

•	leverage: and

•	liquidity;

•	evaluate the depth and experience of the tenant’s management team; and

•	assess the strength/growth of the tenant’s industry.

As a result of the underwriting process, tenants are then categorized into one of three categories:

(1)    low risk tenants;

(2)    the tenant’s credit is such that we require collateral, in which case we:

•	require a security deposit; and/or

•	reduce upfront tenant improvement investments; or

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

If our estimates of collectibility differ from the cash received, then the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 7.2 years as of December 31, 2008. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized as revenue in the period during which the expenses are incurred. Tenant reimbursements are recognized and presented in accordance with Emerging Issues Task Force, or EITF, Issue 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” or (“Issue 99-19”). Issue 99-19 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We also receive reimbursement of payroll and payroll related costs from third parties which we reflect on a net basis in accordance with Issue 99-19.

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

Gains on sales of real estate are recognized pursuant to the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” The specific timing of a sale is measured against various criteria in SFAS No. 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the sales criteria are met.

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

Derivative Instruments and Hedging Activities

Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the Consolidated Statements of Operations as a component of net income or as a component of comprehensive income and as a component of equity on the Consolidated Balance Sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity. We recognized net derivative losses of approximately $17.0 million for the year ended December 31, 2008 (See Note 6 of the Consolidated Financial Statements).

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2008, 2007 and 2006.

At December 31, 2008, 2007 and 2006, we owned or had interests in a portfolio of 147, 139 and 131 properties, respectively (the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparisons of operating results for the years ended 2008, 2007 and 2006 show separately the changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in Properties Acquired, Sold, Repositioned and Placed-in Service.

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income available to common shareholders, the most directly comparable GAAP financial measure, plus minority interest in Operating Partnership, losses from early extinguishments of debt, losses from investments in securities, net derivative losses, depreciation and amortization, interest expense, general and administrative expense, less gains on sales of real estate from discontinued operations (net of minority interest), income from discontinued operations (net of minority interest), gains on sales of real estate and other assets (net of minority interest), income (loss) from unconsolidated joint ventures, minority interests in property partnerships, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 115 properties, including properties acquired or placed in-service on or prior to January 1, 2007 and owned through December 31, 2008, totaling approximately 28.9 million net rentable square feet of space (excluding square feet of structured parking). The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after January 1, 2007 or disposed of on or prior to December 31, 2008. Properties Placed In-Service includes our 505 9th Street joint venture project. In connection with partially placing this property in-service, we consolidated the joint venture entity that owns the property as of October 1, 2007 due to the involvement we have in the venture once the property is operational. The Same Property Portfolio includes our Cambridge Center Marriott hotel property, but does not include the Long Wharf Marriott hotel property, which was sold on March 23, 2007. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the year ended December 31, 2008 and 2007 with respect to the properties which were acquired, placed in-service, repositioned or sold.

	Same Property Portfolio					Properties Sold		Properties Acquired		Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
(dollars in thousands)	2008	2007	Increase/ (Decrease)	% Change		2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,326,099	$1,288,085	$38,014		2.95%	$90	$23,177	$20,137	$12,138	$43,283	$3,837	$—	$—	$1,389,609	$1,327,237	$62,372	4.70%
Termination Income	12,443	6,882	5,561		80.80%	—	—	—	100	—	—	—	—	12,443	6,982	5,461	78.22%

Total Rental Revenue	1,338,542	1,294,967	43,575		3.36%	90	23,177	20,137	12,238	43,283	3,837	—	—	1,402,052	1,334,219	67,833	5.08%

Real Estate Operating Expenses	471,040	444,364	26,676		6.00%	46	6,781	6,406	3,499	10,538	1,196	—	—	488,030	455,840	32,190	7.06%

Net Operating Income, excluding hotel	867,502	850,603	16,899		1.99%	44	16,396	13,731	8,739	32,745	2,641	—	—	914,022	878,379	35,643	4.06%

Hotel Net Operating Income(1)	9,362	10,046	(684)		(6.80)%	—	—	—	—	—	—	—	—	9,362	10,046	(684)	(6.80)%

Consolidated Net Operating Income(1)	876,864	860,649	16,215		1.88%	44	16,396	13,731	8,739	32,745	2,641	—	—	923,384	888,425	34,959	3.93%

Other Revenue:
Development and Management Services	—	—	—		—	—	—	—	—	—	—	—	—	30,518	20,553	9,965	48.48%
Interest and Other	—	—	—		—	—	—	—	—	—	—	—	—	18,958	89,706	(70,748)	(78.87)%

Total Other Revenue	—	—	—		—	—	—	—	—	—	—	—	—	49,476	110,259	(60,783)	(55.13)%
Other Expenses:
General and administrative expense	—	—	—		—	—	—	—	—	—	—	—	—	72,365	69,882	2,483	3.55%
Interest Expense	—	—	—		—	—	—	—	—	—	—	—	—	271,972	285,887	(13,915)	(4.87)%
Depreciation and amortization	284,452	274,268	10,184		3.71%	—	2,767	10,527	8,357	9,168	638	—	—	304,147	286,030	18,117	6.33%
Losses from investments in securities	—	—	—		—	—	—	—	—	—	—	—	—	4,604	—	4,604	100.00%
Net derivative losses	—	—	—		—	—	—	—	—	—	—	—	—	17,021	—	17,021	100.00%
Loss from early extinguishments of debt	—	—	—		—	—	—	—	—	—	—	—	—	—	3,417	(3,417)	(100.00)%

Total Other Expenses	284,452	274,268	10,184		3.71%	—	2,767	10,527	8,357	9,168	638	—	—	670,109	645,216	24,893	3.86%

Income before minority interests	$592,412	$586,381	$6,031		1.03%	$44	$13,629	$3,204	$382	$23,577	$2,003	$—	$—	$302,751	$353,468	$(50,717)	(14.35)%
Income (loss) from unconsolidated joint ventures	$(33,794)	$20,428	$(54,222)		(265.43)%	$—	$—	$(148,224)	$—	$—	$—	$—	$—	(182,018)	20,428	(202,446)	(991.02)%
Income from discontinued operations, net of minority interest	$—	$—	$—	$	$—	$—	$6,206	$—	$—	$—	$—	$—	$—	—	6,206	(6,206)	(100.00)%
Minority interests in property partnerships														(1,997)	(84)	(1,913)	(2,277.38)%
Minority interest in Operating Partnerships														(22,006)	(64,916)	42,910	66.10%
Gains on sales of real estate, net of minority interest														28,502	789,238	(760,736)	(96.39)%
Gains on sales of real estate from discontinued operations, net of minority interest														—	220,350	(220,350)	(100.00)%

Net Income available to common shareholders														$125,232	$1,324,690	$(1,199,458)	(90.55)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 53. Hotel Net Operating Income for the years ended December 31, 2008 and 2007 is comprised of Hotel Revenue of $36,872 and $37,811, respectively, less Hotel Expenses of $27,510 and $27,765, respectively, per the Consolidated Income Statement.

Rental Revenue

The increase of approximately $62.4 million in the Total Property Portfolio Rental Revenue is comprised of increases and decreases within four categories that comprise our Total Property Portfolio. Rental revenue from the Same Property Portfolio increased approximately $38.0 million, Properties Sold decreased approximately $23.1 million, Properties Acquired increased approximately $8.0 million and Properties Placed In-Service increased approximately $39.5 million for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Rental revenue from the Same Property Portfolio increased approximately $38.0 million for the year ended December 31, 2008 compared to 2007. Included in the Same Property Portfolio rental revenue is an overall increase in contractual rental revenue of approximately $49.2 million, offset by a decrease of approximately $30.9 million in straight-line rents. An aggregate of $21.0 million of the decrease in straight-line rent is due to the establishment of reserves for the full amount of the accrued straight-line rent balances associated with our leases in New York City with Lehman Brothers, Inc. and the law firm of Heller Ehrman LLP. Approximately $17.3 million of the increase from the Same Property Portfolio was due to an increase in recoveries from tenants which relates to the increase in operating expenses. Approximately $2.4 million of the increase from the Same Property Portfolio was due to an increase in parking and other income. We expect the aggregate impact of straight-line rents for fiscal 2009 to be between $28 million and $30 million. Lehman Brothers, Inc. contributes approximately $43.0 million per year to our rental revenue. In the event that Lehman Brothers, Inc. rejects its lease and vacates its space, we will lose this revenue until we are able to lease this space to a new tenant.

The increase in rental revenue from Properties Placed In-Service relates to fully placing in-service our 505 9th Street development project in the first quarter of 2008 and our 77 CityPoint and South of Market development projects during the fourth quarter of 2008. In addition, we partially placed in-service our One Preserve Parkway development project during the second quarter of 2008. Rental Revenue from Properties Placed In-Service increased approximately $39.5 million, as detailed below:

Property	Date Placed In-Service	Rental Revenue for the year ended December 31
		2008	2007	Change
		(in thousands)
505 9th Street	First Quarter, 2008	$20,090	$3,837	$16,253
South of Market	Fourth Quarter, 2008	20,010	—	20,010
77 CityPoint	Fourth Quarter, 2008	2,098	—	2,098
One Preserve Parkway	Second Quarter, 2008	1,085	—	1,085

Total		$43,283	$3,837	$39,446

The acquisitions of Kingstowne Towne Center, North First Business Park, 103 Fourth Avenue, 6601 & 6605 Springfield Center Drive and Springfield Metro Center during 2007 and 635 Massachusetts Avenue during 2008, resulted in an increase of revenue from Properties Acquired. Rental Revenue resulting from Properties Acquired increased approximately $8.0 million, as detailed below:

Property	Date Acquired	Rental Revenue for the year ended December 31
		2008	2007	Change
		(in thousands)
Kingstowne Towne Center	March 30, 2007	$14,584	$10,631	$3,953
North First Business Park	December 13, 2007	2,571	102	2,469
635 Massachusetts Avenue	September 26, 2008	1,828	—	1,828
103 Fourth Avenue	January 29, 2007	795	720	75
6601 & 6605 Springfield Center Drive	January 18, 2007	359	685	(326)
Springfield Metro Center	April 11, 2007	—	—	—

Total		$20,137	$12,138	$7,999

A decrease of approximately $23.1 million in the Total Property Portfolio rental revenue was due to the sales of Democracy Center in August 2007 and 5 Times Square in February 2007 and the transfer of Mountain View Research Park and Mountain View Technology Park to the Value-Added Fund in January 2008, as detailed below. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property and our continued ownership interest in Mountain View Research Park and Mountain View Technology Park.

Property	Date Sold	Rental Revenue for the year ended December 31
		2008	2007	Change
		(in thousands)
Mountain View Properties	January 7, 2008	$90	$1,275	$(1,185)
Democracy Center	August 7, 2007	—	12,016	(12,016)
5 Times Square	February 15, 2007	—	9,886	(9,886)

Total		$90	$23,177	$(23,087)

Termination Income

Termination income for the year ended December 31, 2008 totaling approximately $12.4 million was related to multiple tenants across the Total Property Portfolio that terminated their leases, including $7.5 million of termination income related to a termination agreement with Heller Ehrman LLP. This compared to termination income of $7.0 million for the year ended December 31, 2007.

Real Estate Operating Expenses

The $32.2 million increase in property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property Portfolio is comprised of increases and decreases within four categories that comprise our Total Property Portfolio. Operating expenses for the Same Property Portfolio increased approximately $26.7 million, Properties Sold decreased approximately $6.7 million, Properties Acquired increased approximately $2.9 million and Properties Placed In-Service increased approximately $9.3 million.

Operating expenses from the Same Property Portfolio increased approximately $26.7 million for the year ended December 31, 2008 compared to 2007. Included in Same Property Portfolio operating expenses is an increase in utility expenses of approximately $5.7 million, which represents an increase of approximately 7% over the prior year. In addition, real estate taxes increased approximately $14.2 million due to increased real estate tax assessments, which represents an increase of approximately 8%. The remaining increase of approximately $6.8 million is related to repairs and maintenance and other property-related expenses.

The acquisitions of Kingstowne Towne Center, North First Business Park, 103 Fourth Avenue, 6601 & 6605 Springfield Center Drive and Springfield Metro Center during 2007, and 635 Massachusetts Avenue during 2008, increased operating expenses from Properties Acquired by approximately $2.9 million for the year ended December 31, 2008 as detailed below:

Property	Date Acquired	Real Estate Operating Expense for the year ended December 31
		2008	2007	Change
Kingstowne Towne Center	March 30, 2007	$3,808	$2,591	$1,217
North First Business Park	December 13, 2007	1,138	46	1,092
103 Fourth Avenue	January 29, 2007	759	606	153
635 Massachusetts Avenue	September 26, 2008	274	—	274
6601 & 6605 Springfield Center Drive	January 18, 2007	239	167	72
Springfield Metro Center	April 11, 2007	188	89	99

Total		$6,406	$3,499	$2,907

The increase in operating expenses from Properties Placed In-Service relates to fully placing in-service our 505 9th Street development project in the first quarter of 2008 and our 77 CityPoint and South of Market development projects during the fourth quarter of 2008. In addition, we partially placed in-service our One Preserve Parkway development project during the second quarter of 2008. Operating expenses from Properties Placed In-Service increased approximately $9.3 million, as detailed below:

Property	Date Placed In-Service	Real Estate Operating Expenses for the year ended December 31
		2008	2007	Change
		(in thousands)
505 9th Street	First Quarter, 2008	$5,672	$1,196	$4,476
South of Market	Fourth Quarter, 2008	3,466	—	3,466
77 CityPoint	Fourth Quarter, 2008	883	—	883
One Preserve Parkway	Second Quarter, 2008	517	—	517

Total		$10,538	$1,196	$9,342

A decrease of approximately $6.7 million in the Total Property Portfolio operating expenses was due to the sales of Democracy Center in August 2007 and 5 Times Square in February 2007 and the transfer of Mountain View Research Park and Mountain View Technology Park to the Value-Added Fund in January 2008, as detailed below. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property and our continued ownership interest in Mountain View Research Park and Mountain View Technology Park.

Property	Date Sold	Real Estate Operating Expenses for the year ended December 31
		2008	2007	Change
		(in thousands)
Mountain View Properties	January 7, 2008	$46	$412	$(366)
Democracy Center	August 7, 2007	—	4,204	(4,204)
5 Times Square	February 15, 2007	—	2,165	(2,165)

Total		$46	$6,781	$(6,735)

We continue to review and monitor the impact of rising energy costs, as well as other factors, on our operating budgets for fiscal year 2009. Because some operating expenses are not recoverable from tenants, an increase in operating expenses due to one or more of the foregoing factors could have an adverse effect on our results of operations.

Hotel Net Operating Income

Net operating income for our hotel property decreased approximately $0.7 million, a 6.80% decrease for the year ended December 31, 2008 as compared to 2007. For the year ended December 31, 2007, the operations of the Long Wharf Marriott have been included as part of discontinued operations due to its sale on March 23, 2007.

The following reflects our occupancy and rate information for our Cambridge Center Marriott hotel property for the year ended December 31, 2008 and 2007:

	2008	2007	Percentage Change
Occupancy	77.7%	80.0%	(2.88)%
Average daily rate	$217.70	$217.23	0.21%
Revenue per available room, REVPAR	$169.08	$173.80	(2.72)%

Development and Management Services

Development and Management Services income increased approximately $10.0 million for the year ended December 31, 2008 compared to 2007. The increase is primarily attributed to $2 million of acquisition fees and approximately $3.8 million of ongoing management fees from our joint ventures that acquired the General Motors Building, 540 Madison Avenue, Two Grand Central Tower and 125 West 55th Street in New York City, as well as development fees of approximately $2.5 million for our 20 F Street third-party development project. We expect third-party fee income for fiscal 2009 to be between $28 million and $30 million, a modest decrease due to the completion of much of our joint venture development activity in 2008 and an expected reduction in tenant services income.

Interest and Other Income

Interest and other income decreased by approximately $70.7 million for the year ended December 31, 2008 compared to 2007 as a result of lower overall interest rates and decreased cash balances. The approximate average cash balances for the year ended December 31, 2008 and December 31, 2007 were $450.0 million and $1.7 billion, respectively. In addition, the average interest rate for the year ended December 31, 2008 compared to December 31, 2007 decreased by approximately 2.80%.

Other Expenses

General and Administrative

General and administrative expenses increased approximately $2.5 million for the year ended December 31, 2008 compared to 2007. The increase is primarily due to compensation expense associated with the 2008 OPP Awards offset by a loss in our deferred compensation plan and a decrease in abandoned project costs. We anticipate our general & administrative expense to be between $76 million and $78 million for fiscal 2009. Our decision to suspend development of 250 West 55th Street in New York City may result in additional potential costs related to our one existing signed lease, possible write-offs of leasing commissions, arrangements in place with contractors and subcontractors for the project and other possible costs which we are currently evaluating.

On January 24, 2008, our compensation committee approved outperformance awards under the 1997 Plan to our officers and employees. These 2008 OPP Awards are part of a new broad-based long-term incentive compensation program designed to provide our management team at several levels within the organization with the potential to earn equity awards subject to “outperforming” and creating shareholder value in a pay-for-performance structure. 2008 OPP Awards utilize total return to shareholders (“TRS”) over a three-year measurement period as the performance metric and include two years of time-based vesting after the end of the performance measurement period (subject to acceleration in certain events) as a retention tool. Recipients of 2008 OPP Awards will share in an outperformance pool if our TRS, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 5, 2008 to February 5, 2011, based on the average closing price of a share of our common stock of $92.8240 for the five trading days prior to and including February 5, 2008. Assuming no changes in the aggregate annual per share dividend through February 2011, our common stock price would have to exceed $104.15 per share for recipients of 2008 OPP Awards to be eligible to earn any rewards. The aggregate reward that recipients of all 2008 OPP Awards can earn, as measured by the outperformance pool, is subject to a maximum cap of $110 million, although OPP awards for an aggregate of up to approximately $104.8 million have been allocated to date and were granted on February 5, 2008. The balance remains available for future grants. Under Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” the 2008 OPP Awards have an aggregate value of approximately $19.7 million, which amount will generally be amortized into earnings over the five-year plan period (although awards for retirement-eligible employees will be amortized over a three-year period). Because the 2008 OPP Awards requires a sustained price target to achieve the threshold stock price, unless the target has actually been met by the end of the applicable reporting period, we will exclude all contingently issueable shares from the diluted EPS calculation. See Note 17 to the Consolidated Financial Statements.

Commencing in 2003, we began issuing restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under the 1997 Plan as our primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of our restricted stock. Employees vest in restricted stock and LTIP Units over a four- or five-year term (for awards granted between 2003 and November 2006, vesting is over a five-year term with annual vesting of 0%, 0%, 25%, 35% and 40%; and for awards granted after November 2006, vesting occurs in equal annual installments over a four-year term). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. LTIP Units that were issued in January 2005 and any future LTIP Unit awards will be valued using an option pricing model in accordance with the provisions of SFAS No. 123R. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “stock-based compensation.” Stock-based compensation associated with approximately $27.6 million of restricted stock and LTIP Units granted in February 2008 and approximately $18.5 million of restricted stock and LTIP Units granted in January 2007 will be incurred ratably over the four-year vesting period. Stock-based compensation associated with approximately $11.3 million of restricted stock and LTIP Units granted in April 2006 will be incurred ratably over the five-year vesting period.

Interest Expense

Interest expense for the Total Property Portfolio decreased approximately $13.9 million for the year ended December 31, 2008 compared to 2007 as detailed below

Transaction	Interest Expense for the year ended December 31,
	2008	2007	Change
	(in thousands)
Decreases to interest expense due to:
Repayment of mortgages(1)	$18,682	$48,603	$(29,921)
Increase in capitalized interest costs	(41,883)	(31,036)	(10,847)
Principal amortization of continuing debt and other	191,433	198,357	(6,924)

Total decreases to interest expense	$168,232	$215,924	$(47,692)

Increases to interest expense due to:
Refinancing of 599 Lexington Avenue and other new debt	$57,738	$40,863	$16,875
Issuance by our Operating Partnership of exchangeable senior notes	39,440	26,231	13,209
Borrowings under the Unsecured Line of Credit	6,562	2,869	3,693

Total increases to interest expense	$103,740	$69,963	$33,777

Total interest expense	$271,972	$285,887	$(13,915)

(1)	Excludes refinancing of 599 Lexington Avenue.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). This pronouncement and the estimated effect that it will have on interest expense is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Newly Issued Accounting Standards.” We expect interest expense to increase for fiscal 2009 due to the estimated impact of FSP No. APB 14-1 and the suspension of construction at 250 West 55th Street. We expect that our decision to suspend development of 250 West 55th Street in New York City will result in a decrease in capitalized interest and a corresponding incremental increase in interest expense of approximately $5 million to $9 million for fiscal 2009.

At December 31, 2008, our variable rate debt consisted of our construction loans at South of Market, Democracy Tower (formerly South of Market—Phase II) and Wisconsin Place Office construction projects, as well as our borrowings under our Unsecured Line of Credit. The following summarizes our outstanding debt as of December 31, 2008 compared with December 31, 2007:

	December 31,
	2008	2007
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$5,886,424	$5,369,243
Variable rate	385,492	122,923

Total	$6,271,916	$5,492,166

Percent of total debt:
Fixed rate	93.85%	97.76%
Variable rate	6.15%	2.24%

Total	100.00%	100.00%

GAAP Weighted average interest rate at end of period:
Fixed rate	5.36%	5.58%
Variable rate	3.62%	6.11%

Total	5.25%	5.60%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $18.1 million for the year ended December 31, 2008 compared to 2007. Approximately $10.2 million related to an increase in the Same Property Portfolio and approximately $2.2 million related to acquisition activity. An increase of approximately $8.5 million was attributed to Properties Placed In-Service. These increases were offset by a decrease of approximately $2.8 million due to the sale of Democracy Center in August 2007 and 5 Times Square in February 2007.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the year ended December 31, 2008 and 2007 were $12.2 million and $11.0 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the year ended December 31, 2008 and 2007 was $41.9 million and $31.0 million, respectively. These costs are not included in the interest expense referenced above. Due to the suspension of construction at 250 West 55th Street late in the third quarter or early in the fourth quarter of 2009, we expect our 2009 capitalized interest will decrease by approximately $5 million to $9 million and our 2009 capitalized wages will decrease by a modest amount.

Net Derivative Losses

On September 9, 2008, we executed an interest rate lock agreement with lenders at an all-in fixed rate, inclusive of the credit spread, of 6.10% per annum for an eight-year, $375.0 million loan collateralized by our Four Embarcadero Center property located in San Francisco, California. Our interest rate hedging program contemplated a financing with a ten-year term and, as a result, under SFAS No. 133, during the third quarter of

2008 we recognized a net derivative loss of approximately $6.6 million representing the partial ineffectiveness of our interest rate contracts. On November 13, 2008, we closed on the Four Embarcadero Center mortgage. Under our interest rate hedging program, we will reclassify into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheet within Accumulated Other Comprehensive Loss, which amounts represent the effective portion of the applicable interest rate hedging contracts.

Our interest rate hedging program also contemplated obtaining additional financing of at least $150.0 million by the end of 2008. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, we determined that we would be unable to complete the financing by the required date under our hedging program. As a result, during the fourth quarter of 2008, we recognized a net derivative loss of approximately $7.2 million representing the ineffectiveness of our remaining interest rate hedging contracts.

In addition, during the year ended December 31, 2008, we modified the estimated dates with respect to our anticipated financings under our interest rate hedging program. As a result, we recognized a net derivative loss of approximately $3.3 million representing the partial ineffectiveness of the interest rate contracts.

Losses from Investments in Securities

We account for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. At December 31, 2008, investment in securities is comprised of an investment in an unregistered money market fund. The investment was previously included in Cash and Cash Equivalents. In December 2007, the fund suspended cash redemptions by investors; investors may elect in-kind redemptions of the underlying securities or maintain their investment in the fund and receive distributions as the underlying securities mature or are liquidated by the fund sponsor. As a result, we expect to retain this investment for a longer term than originally intended, and the valuation of our investment is subject to changes in market conditions. Because interests in this fund are now valued at less than their $1.00 par value, we recognized losses of approximately $1.4 million and $0.3 million on our investment during the years ended December 31, 2008 and 2007, respectively. We also maintain a deferred compensation plan that is designed to allow our officers to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. Our obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2008 and 2007, we have balances of approximately $6.6 million and $8.3 million, respectively, into a separate account, which is not restricted as to its use. We recognized income (losses) of approximately $(3.2) million and $0.3 million on the investments in the account associated with our deferred compensation plan during the years ended December 31, 2008 and 2007, respectively.

Losses from Early Extinguishments of Debt

On February 12, 2007, we refinanced our mortgage loan collateralized by 599 Lexington Avenue located in New York City. The new mortgage financing totaling $750.0 million bears interest at a fixed interest rate of 5.57% per annum and matures on March 1, 2017. The net proceeds of the new loan were used to refinance the $225.0 million mortgage loan on 599 Lexington Avenue and the $475.0 million mortgage loan on Times Square Tower. In connection with the refinancing, the lien of the Times Square Tower mortgage was spread to 599 Lexington Avenue and released from Times Square Tower so that Times Square Tower is no longer encumbered by any mortgage debt. There was no prepayment penalty associated with the repayment. In 2007, we recognized a loss from early extinguishment of debt totaling approximately $0.7 million consisting of the write-off of unamortized deferred financing costs.

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

Income (loss) from unconsolidated joint ventures

For the year ended December 31, 2008, income (loss) from unconsolidated joint ventures decreased approximately $202.4 million compared to December 31, 2007.

During December 2008, we recognized non-cash impairment charges which represented the other-than-temporary decline in the fair values below the carrying values of certain of the Company’s investments in unconsolidated joint ventures. In accordance with Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (APB No. 18), a loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized. As a result, we recognized non-cash impairment charges of approximately $31.9 million, $74.3 million, $45.1 million and $13.8 million on our investments in 540 Madison Avenue, Two Grand Central Tower, 125 West 55th Street and the Value-Added Fund, respectively. If the fair value of our investments deteriorate further, we could recognize additional impairment charges which may be material.

During December 2008, an unconsolidated joint venture in which we have a 50% interest suspended development activity on its Eighth Avenue and 46th Street project located in New York City. The proposed project was comprised of an assemblage of land parcels and air-rights, including contracts to acquire land parcels and air-rights, on which the joint venture was to construct a Class A office property. As a result, we recognized a charge totaling approximately $23.2 million (including $2.9 million of non-cash impairment charges in accordance with APB No. 18), which represented our share of land and air-rights impairment losses, forfeited contract deposits and previously incurred planning and pre-development costs.

On June 9, 2008, we completed the acquisition of the General Motors Building for a purchase price of approximately $2.8 billion. On August 12, 2008, we completed the acquisitions of 540 Madison Avenue and Two Grand Central Tower located in New York City, New York for an aggregate purchase price of approximately $705.0 million. On August 13, 2008, we completed the acquisition of 125 West 55th Street located in New York City, New York for an aggregate price of $444.0 million. Each acquisition was completed through a joint venture with US Real Estate Opportunities I, L.P. and Meraas Capital LLC. We have a 60% interest in each venture and provide customary property management and leasing services for each venture.

The following table presents actual financial information for the joint ventures for the period ended December 31, 2008 for the General Motors Building and 540 Madison Avenue, Two Grand Central Tower and 125 West 55th Street, respectively. These acquisitions will impact our income (loss) from unconsolidated joint ventures in future periods.

	The General Motors Building For the period from June 9, 2008 – December 31, 2008	540 Madison Avenue, Two Grand Central Tower, 125 West 55th Street For the period from August 12, 2008 – December 31, 2008(1)
	(in thousands)	(in thousands)
Base rent and recoveries from tenants	$105,634	$34,587
Straight-line rent	7,965	5,545
Fair value lease revenue	79,365	12,506
Parking and other	1,798	523

Total rental revenue	194,762	53,161
Operating expenses	41,497	14,663

Revenue less operating expenses	153,265	38,498
Interest expense	82,266	12,547
Fair value interest expense	4,477	2,020
Depreciation and amortization	91,220	22,225

Income (Loss) before elimination of inter-entity interest on partner loan	(24,698)	1,706

Company’s share of Net Income (Loss) (60%)	(14,819)	1,024
Elimination of inter-entity interest on partner loan	16,932	—

Income (loss) from unconsolidated joint ventures (60%)	$2,113	$1,024

(1)	Information for 125 West 55th Street is presented for the period of August 13, 2008 through December 31, 2008.

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

Income from discontinued operations, net of minority interest

For the year ended December 31, 2007, Orbital Sciences Campus and Broad Run Business Park, Building E, Newport Office Park and Long Wharf Marriott were included as part of income from discontinued operations, net of minority interest.

Minority interests in property partnerships

Minority interests in property partnerships for the years ended December 31, 2008 and 2007 consist of the outside equity interests in the venture that owns our Wisconsin Place Office property as well as our 505 9th Street project.

Minority interest in Operating Partnership

Minority interest in Operating Partnership decreased $42.9 million for the year ended December 31, 2008 compared to 2007 primarily as a result of the decrease in allocable income.

Gains on sales of real estate, net of minority interest

On April 14, 2008, we sold a parcel of land located in Washington, DC for approximately $33.7 million. We had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to our involvement in the construction of the project, the gain on sale estimated to total $23.4 million has been deferred and will be recognized over the project construction period generally, based on the percentage of total project costs incurred to estimated total project costs. As a result, we recognized a gain on sale during the year ended December 31, 2008 of approximately $8.5 million (net of minority interest share of approximately $1.4 million).

On August 7, 2007, we sold Democracy Center in Bethesda, Maryland, for approximately $280.5 million. Net cash proceeds totaled approximately $184.5 million, after the repayment of the mortgage indebtedness of approximately $94.6 million and closing costs of approximately $1.4 million, resulting in a gain on sale of approximately $168.3 million (net of minority interest share of approximately $29.9 million). Due to our continuing involvement through an agreement with the buyer to manage the property for a fee after the sale, this property has not been categorized as discontinued operations. As of August 31, 2008, we no longer provide management services for this building.

Pursuant to the purchase and sale agreement related to the sale of 280 Park Avenue, we entered into a master lease agreement with the buyer at closing. Under the master lease agreement, we guaranteed that the buyer will receive at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the leases for this space. The leases for this space expired at various times between June 2006 and October 2007. The aggregate amount of base rent we guaranteed over the entire period from 2006 to 2017 is approximately $67.3 million. During the year ended December 31, 2008 and 2007, we signed new qualifying leases for approximately 17,454 and 22,250 net rentable square feet of the remaining master lease obligation, resulting in the recognition of approximately $20.0 million (net of minority interest share of approximately $3.4 million) and $15.4 million (net of minority interest share of approximately $2.6 million) of additional gain on sale of real estate, respectively. As of December 31, 2008, the remaining master lease obligation totaled approximately $0.9 million.

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

On March 23, 2007, we completed the sale of the Long Wharf Marriott, a 402-room hotel located in Boston, Massachusetts for a total sale price of $231.0 million, or approximately $575,000 per room. The net gain on sale was approximately $162.4 million (net of minority interest of $28.6 million).

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

(dollars in thousands)	Same Property Portfolio				Properties Sold		Properties Acquired				Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	2007		2006		2007	2006	2007	2006	2007	2006	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,196,883	$1,142,388	$54,495	4.77%	$21,902	$124,828		$48,940		$8,244	$32,313	$24,117	$27,199	$20,402	$1,327,237	$1,319,979	$7,258	0.55%
Termination Income	6,882	6,999	(117)	(1.67)%	—	1,138		100		—	—	—	—	—	6,982	8,137	(1,155)	(14.19)%

Total Rental Revenue	1,203,765	1,149,387	54,378	4.73%	21,902	125,966		49,040		8,244	32,313	24,117	27,199	20,402	1,334,219	1,328,116	6,103	0.50%

Real Estate Operating Expenses	419,054	389,872	29,182	7.49%	6,369	35,439		14,964		2,239	7,995	4,731	7,458	5,424	455,840	437,705	18,135	4.14%

Net Operating Income, excluding hotel	784,711	759,515	25,196	3.32%	15,533	90,527		34,076		6,005	24,318	19,386	19,741	14,978	878,379	890,411	(12,032)	(1.35)%

Hotel Net Operating Income(1)	10,046	8,048	1,998	24.83%	—	—		—		—	—	—	—	—	10,046	8,048	1,998	24.83%

Consolidated Net Operating Income(1)	794,757	767,563	27,194	3.54%	15,533	90,527		34,076		6,005	24,318	19,386	19,741	14,978	888,425	898,459	(10,034)	(1.12)%

Other Revenue:
Development and Management Services	—	—	—	—	—	—		—		—	—	—	—	—	20,553	19,820	733	3.70%
Interest and Other	—	—	—	—	—	—		—		—	—	—	—	—	89,706	36,677	53,029	144.58%

Total Other Revenue	—	—	—	—	—	—		—		—	—	—	—	—	110,259	56,497	53,762	95.16%
Other Expenses:
General and administrative expense	—	—	—	—	—	—		—		—	—	—	—	—	69,882	59,375	10,507	17.70%
Interest Expense	—	—	—	—	—	—		—		—	—	—	—	—	285,887	298,260	(12,373)	(4.15)%
Depreciation and amortization	246,016	238,585	7,431	3.11%	2,767	18,049		24,155		3,531	8,731	7,365	4,361	3,032	286,030	270,562	15,468	5.72%
Loss from early extinguishments of debt	—	—	—	—	—	—		—		—	—	—	—	—	3,417	32,143	(28,726)	(89.37)%

Total Other Expenses	246,016	238,585	7,431	3.11%	2,767	18,049		24,155		3,531	8,731	7,365	4,361	3,032	645,216	660,340	(15,124)	(2.29)%

Income before minority interests	$548,741	$528,978	$19,763	3.74%	$12,766	$72,478		$9,921		$2,474	$15,587	$12,021	$15,380	$11,946	$353,468	$294,616	$58,852	19.98%
Income from unconsolidated joint ventures	$5,799	$7,230	$(1,431)	(19.79)%	$15,125	$17,455		$(496)		$(178)	$—	$—	$—	$—	20,428	24,507	(4,079)	(16.64)%
Income from discontinued operations, net of minority interest	$—	$—	$—	—	$6,206	$16,104	$		$		$—	$—	$—	$—	6,206	16,104	(9,898)	(61.46)%
Minority interests in property partnerships															(84)	2,013	(2,097)	(104.17)%
Minority interest in Operating Partnership															(64,916)	(69,999)	5,083	7.26%
Gains on sales of real estate, net of minority interest															789,238	606,394	182,844	30.15%
Gains on sales of real estate from discontinued operations, net of minority interest															220,350	—	220,350	100.0%

Net Income available to common shareholders															$1,324,690	$873,635	$451,055	51.63%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 53. Hotel Net Operating Income for the years ended December 31, 2007 and 2006 is comprised of Hotel Revenue of $37,811 and $33,014, respectively, less Hotel Expenses of $27,765 and $24,966, respectively, per the Consolidated Income Statement.

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

Rental revenue from the Same Property Portfolio increased approximately $54.5 million for the year ended December 31, 2007 compared to 2006. Included in the Same Property Portfolio rental revenue is an overall increase in contractual rental revenue of approximately $39.1 million, offset by a decrease of approximately $7.3 million in straight-line rents. Approximately $18.8 million of the increase from the Same Property Portfolio was due to an increase in recoveries from tenants which correlates with the increase in operating expenses. Approximately $3.9 million of the increase from the Same Property Portfolio was due to an increase in parking and other income.

The increase in rental revenue from Properties Placed In-Service relates to partially placing in-service our 505 9th Street development project in the fourth quarter of 2007, our Seven Cambridge Center development project in the first quarter of 2006 and our 12290 Sunrise Valley development project in the second quarter of 2006. Rental revenue from Properties Placed In-Service increased approximately $8.2 million, as detailed below:

Property	Date Placed In-Service	Rental Revenue for the year ended December 31
		2007	2006	Change
		(in thousands)
Seven Cambridge Center	First Quarter, 2006	$22,138	$19,939	$2,199
12290 Sunrise Valley	Second Quarter, 2006	6,338	4,178	2,160
505 9th Street	Fourth Quarter, 2007	3,837	—	3,837

Total		$32,313	$24,117	$8,196

The acquisitions of 6601 & 6605 Springfield Center Drive, 103 Fourth Avenue, Kingstowne Towne Center, the Mountain View Properties, North First Business Park and Springfield Metro Center in 2007, and 303 Almaden Boulevard, 3200 Zanker Road and Four and Five Cambridge Center in 2006, increased revenue from Properties Acquired by approximately $40.7 million for the year ended December 31, 2007 as detailed below:

Property	Date Acquired	Rental Revenue for the year ended December 31
		2007	2006	Change
		(in thousands)
Four and Five Cambridge Center	November 30, 2006	$18,605	$1,265	$17,340
Kingstowne Towne Center	March 30, 2007	10,631	—	10,631
3200 Zanker Road	August 10, 2006	10,520	3,839	6,681
303 Almaden Boulevard	June 30, 2006	6,402	3,140	3,262
Mountain View Properties	November 27, 2007	1,275	—	1,275
103 Fourth Avenue	January 29, 2007	720	—	720
6601 & 6605 Springfield Center Drive	January 18, 2007	685	—	685
North First Business Park	December 13, 2007	102	—	102
Springfield Metro Center	April 11, 2007	—	—	—

Total		$48,940	$8,244	$40,696

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

Operating expenses from the Same Property Portfolio increased approximately $29.2 million for the year ended December 31, 2007 compared to 2006. Included in Same Property Portfolio operating expenses is an increase in utility expenses of approximately $2.5 million, which represents an increase of approximately 3% over the prior year. In addition, real estate taxes increased approximately $10.7 million due to increased real estate tax assessments and repairs and maintenance increased approximately $8.4 million. The remaining $7.6 million increase in the Same Property Portfolio operating expenses is related to an increase in cleaning contracts and other general and administrative items.

The acquisitions of 6601 & 6605 Springfield Center Drive, 103 Fourth Avenue, Kingstowne Towne Center, the Mountain View Properties, North First Business Park and Springfield Metro Center in 2007, and 303 Almaden Boulevard, 3200 Zanker Road and Four and Five Cambridge Center in 2006, increased operating expenses from Properties Acquired by approximately $12.7 million for the year ended December 31, 2007 as detailed below:

Property	Date Acquired	Real Estate Operating Expense for the year ended December 31
		2007	2006	Change
		(in thousands)
Four and Five Cambridge Center	November 30, 2006	$6,871	$519	$6,352
Kingstowne Towne Center	March 30, 2007	2,591	—	2,591
303 Almaden Boulevard	June 30, 2006	2,345	1,223	1,122
3200 Zanker Road	August 10, 2006	1,837	497	1,340
103 Fourth Avenue	January 29, 2007	606	—	606
Mountain View Properties	November 27, 2007	412	—	412
6601 & 6605 Springfield Center Drive	January 18, 2007	167	—	167
Springfield Metro Center	April 11, 2007	89	—	89
North First Business Park	December 13, 2007	46	—	46

Total		$14,964	$2,239	$12,725

The increase in operating expenses from Properties Placed In-Service relates to partially placing in-service our 505 9th Street development project in the fourth quarter of 2007, our Seven Cambridge Center development project in the first quarter of 2006 and our 12290 Sunrise Valley development project in the second quarter of 2006. Operating expenses from Properties Placed In-Service increased approximately $3.3 million, as detailed below:

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

Development and Management Services

Development and Management Services income increased approximately $0.7 million for the year ended December 31, 2007 compared to 2006. We have maintained management contracts following the sales of Democracy Center and 5 Times Square in 2007, as well as the sale of 280 Park Avenue on June 6, 2006, which in the aggregate contributed to an increase of approximately $1.1 million in management fees. A decrease of approximately $0.4 million was attributed to reduced work order income.

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

Commencing in 2003, we began issuing restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under the 1997 Plan as our primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of our restricted stock. Employees vest in restricted stock and LTIP Units over a four- or five-year term (for awards granted between 2003 and November 2006, vesting is over a five-year term with annual vesting of 0%, 0%, 25%, 35% and 40%; and for awards granted after

November 2006, vesting occurs in equal annual installments over a four-year term). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. LTIP Units that were issued in January 2005 and any future LTIP Unit awards will be valued using an option pricing model in accordance with the provisions of SFAS No. 123R. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “stock-based compensation.” Stock-based compensation associated with approximately $27.6 million of restricted stock and LTIP Units granted in February 2008 and approximately $18.5 million of restricted stock and LTIP Units granted in January 2007 will be incurred ratably over the four-year vesting period. Stock-based compensation associated with approximately $11.3 million of restricted stock and LTIP Units granted in April 2006 will be incurred ratably over the five-year vesting period.

Interest Expense

Interest expense for the Total Property Portfolio decreased approximately $12.4 million for the year ended December 31, 2007 compared to 2006. The decrease is due to (1) the repayment of outstanding mortgage debt in connection with the sale of Democracy Center in August 2007 and 280 Park Avenue in June 2006, which decreased interest expense by $11.2 million, (2) the repayment of our mortgage loans collateralized by Capital Gallery, 191 Spring Street, 101 Carnegie Center, Seven Cambridge Center, Embarcadero Center Three and Embarcadero Center Four, and our 504, 506, 508 and 510 Carnegie Center properties, which decreased interest expense by approximately $15.9 million, and (3) an increase in capitalized interest costs which results in a decrease of interest expense of approximately $18.5 million. These decreases were offset by (1) an increase of approximately $4.4 million related to interest paid on the $450 million unsecured exchangeable senior notes issued in the second quarter of 2006 by our Operating Partnership at a per annum interest rate of 3.75%, (2) an increase of approximately $26.2 million related to interest paid on the $862.5 million unsecured exchangeable senior notes issued in the first quarter of 2007 by our Operating Partnership at an effective per annum interest rate of 3.438% and (3) an increase of approximately $4.3 million related to the acquisition of Kingstowne Towne Center on March 30, 2007 as well as the consolidation of our 505 9th joint venture property due to the involvement we now have because the property is operational. The remaining decrease is attributed to scheduled loan amortization on our outstanding debt.

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

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $15.5 million for the year ended December 31, 2007 compared to 2006. The increase in depreciation and amortization consisted of approximately $20.6 million related to the 2007 acquisitions compared with the 2006 activity, approximately $0.7 million related to partially placing in-service 505 9th Street in the fourth quarter of 2007, approximately $1.3 million related to placing Capital Gallery into service during the third quarter of 2006, and approximately $0.7 million was due to the placing in-service of Seven Cambridge Center in the first quarter of 2006 and 12290 Sunrise Valley in the second quarter of 2006. The increase was offset by reductions in depreciation and amortization resulting from the sales of Democracy Center and 5 Times Square in 2007 compared with 280 Park Avenue in 2006, which resulted in an aggregate decrease of approximately $15.3 million. Depreciation and amortization in the Same Property Portfolio increased approximately $7.4 million for the year ended December 31, 2007 compared to 2006.

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

Minority interests in property partnerships

Minority interests in property partnerships for the year ended December 31, 2007 consist of the outside equity interests in the venture that owns our Wisconsin Place Office Property as well as our 505 9th Street project. In connection with partially placing 505 9th Street in-service, we consolidated this entity as of October 1, 2007 due to the involvement we have in the venture once the property is operational.

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

Minority interest in Operating Partnership

Minority interest in Operating Partnership decreased $5.1 million for the year ended December 31, 2007 compared to 2006. In connection with the special dividend declared on December 17, 2007 payable on January 30, 2008, holders of Series Two Preferred Units participated on an as-converted basis in connection with their regular May 2008 distribution payment as provided for in the Operating Partnership’s partnership agreement. As a result, we accrued approximately $8.7 million for the year ended December 31, 2007 related to the special cash distribution payable to holders of the Series Two Preferred Units and have allocated earnings to the Series Two Preferred Units of approximately $8.7 million, which amount has been reflected in minority interest in Operating Partnership for the year ended December 31, 2007. In connection with the special dividend declared on December 15, 2006 and paid on January 30, 2007, we recognized an adjustment of approximately $3.1 million in 2007 to the special cash distribution accrual and allocation of earnings to the Series Two Preferred Units, as a result of conversions of Series Two Preferred Units. This decrease was offset by an increase related to the minority interest in our Operating Partnership’s income allocation related to an underlying increase in allocable income.

In connection with the special dividend declared on December 15, 2006 payable on January 30, 2007, holders of Series Two Preferred Units participated on an as-converted basis in connection with their regular May 2007 distribution payment as provided for in the Operating Partnership’s partnership agreement. As a result, we accrued approximately $12.2 million for the year ended December 31, 2006 related to the special cash distribution payable to holders of the Series Two Preferred Units and have allocated earnings to the Series Two Preferred Units of approximately $12.2 million, which amount has been reflected in minority interest in Operating Partnership for the year ended December 31, 2006.

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

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	fund capital expenditures, including major renovations, tenant improvements and leasing costs;

•	fund development costs;

•	fund possible property acquisitions; and

•	make the minimum distribution required to maintain our REIT qualification under the Internal Revenue Code of 1986, as amended.

We expect to satisfy these needs using one or more of the following:

•	construction loans;

•	long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness);

•	cash flow from operations;

•	distribution of cash flows from joint ventures;

•	cash and cash equivalent balances;

•	sales of real estate;

•	issuances of our equity securities and/or additional preferred or common units of partnership interest in our Operating Partnership; and

•	our Unsecured Line of Credit or other short-term bridge facilities.

We believe that our liquidity needs will be satisfied using our cash on hand, cash flows generated by operations, availability under our Unsecured Line of Credit and cash flows provided by other financing activities. We draw on multiple financing sources to fund our long-term capital needs. Our Unsecured Line of Credit is utilized primarily as a bridge facility to fund acquisition opportunities, to refinance outstanding indebtedness and to meet short-term development and working capital needs. We generally fund our development projects with construction loans, which may be partially guaranteed by our Operating Partnership, until project completion or lease-up thresholds are achieved.

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

The credit markets continue to be extremely constrained in the real estate sector, as lenders are primarily focusing on refinancing or restructuring existing loans. Lenders are taking relatively little underwriting risk, the amount of capital they are willing to commit has decreased and the underwriting standards that they are employing have become increasingly conservative.

We have approximately $251 million of debt maturities in 2009. The largest is approximately $183 million where we have two one-year extension options and expect to exercise the first extension option in 2009. The other two loans are with life insurance companies, at conservative loan to value ratios and we expect to refinance or replace them at maturity. In 2010, we have debt maturities totaling approximately $238 million and our unconsolidated joint ventures have debt maturities totaling approximately $670 million (of which our share is approximately $397 million). All of these loans are secured mortgages. The two largest maturities are loans on 125 West 55th Street and Two Grand Central Tower, and we anticipate a reduced loan amount as part of the refinancing of these assets. The remaining loans are moderately leveraged mortgages on stabilized properties where we expect to be able to refinance the existing loan amounts. We intend to be proactive requesting financing bids on these and other stable assets and anticipate completing additional financings during 2009. The remainder of our capital commitments over the next few years are to fund our development program.

In total our remaining capital requirements, net of interest and anticipated fundings from existing construction loans, to complete our ongoing developments is $822.9 million, through the end of 2012. With our cash, availability under our Unsecured Line of Credit, and the anticipated cash flow generated by the operating portfolio, we believe we have sufficient capacity to fund the entire program. In addition, we expect to arrange supplementary construction facilities on a number of these projects as we move through 2009 to create additional liquidity. For more details on properties under construction, see page 5.

Finally, in recent years, we have been an active seller of real estate assets and, although we will consider additional asset sales, we do not expect our sales volume to be comparable to that of prior years.

REIT Tax Distribution Considerations

Dividend

Because capital may continue to be constrained, we are also evaluating the appropriate amount and form of payment of distributions for 2009. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. Our policy is to distribute at least 100% of our taxable income to avoid paying federal tax. Our last four regular quarterly distributions (including distributions paid to third-party OP unitholders) totaled an aggregate of approximately $385 million. Under the applicable REIT regulations, we can apply the fourth quarter 2008 dividend (which was declared on December 31, 2008 and paid on January 31, 2009), in whole or in part, to satisfy our 2009 minimum REIT distribution requirements. If we choose to apply the entire amount, we could reduce our required 2009 distributions by approximately $97 million. In addition, as a result of a temporary Revenue Procedure recently issued by the Internal Revenue Service, we are, like many other REITs, also evaluating the financial, legal and tax implications (on both stockholders and holders of partnership interests in BPLP) of issuing equity in lieu of a portion of our regular cash dividend. We continue to consider the advantages and disadvantages of reducing our cash distributions and/or issuing equity in lieu of a portion of our cash distributions in light of the current state of the capital markets, our current stock price and other factors.

Sales

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

Cash and cash equivalents were $0.2 billion and $1.5 billion at December 31, 2008 and December 31, 2007, respectively, representing a decrease of $1.3 billion. The cash and cash equivalents balance as of February 23, 2009 was approximately $51 million. The decrease was a result of the following decreases in cash flows:

	Years ended December 31,
	2008	2007	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$560,908	$629,378	$(68,470)
Net cash provided by (used in) investing activities	$(1,315,676)	$576,931	$(1,892,607)
Net cash used in financing activities	$(510,643)	$(425,176)	$(85,467)

Our principal source of cash flow is related to the operation of our office properties. The average term of our tenant leases is approximately 7.2 years with portfolio occupancy rates historically in the range of 92% to 98%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. In addition, over the past three years, we have raised capital through the sale of some of our properties and raised capital from secured and unsecured borrowings.

In 2008, our total dividends exceeded our cash flow from operating activities due to the special dividend which was declared in December 2007 and paid to common stockholders and common unitholders of BPLP in January 2008. The cash flows distributed were generated from sales of real estate assets and proceeds from the sales are included as part of cash flows from investment activities. Dividends will generally exceed cash flows from operating activities during periods in which we sell significant real estate assets and distribute gains on sale that would otherwise be taxable.

Cash is used in investing activities to fund acquisitions, development and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash used in investing activities for the year ended December 31, 2008 consisted of the following:

(in thousands)
Net proceeds from the sales of real estate and other assets	$127,307
Proceeds from note receivable	123,000
Proceeds from redemptions of investments in securities	14,697
Net proceeds from the sale/financing of real estate released from escrow	161,321
The cash provided by these investing activities is offset by:
Net investments in unconsolidated joint ventures	(896,027)
Issuance of note receivable	(270,000)
Acquisitions/additions to real estate	(575,974)

Net cash used in investing activities	$(1,315,676)

Cash used in financing activities for the year ended December 31, 2008 totaled approximately $510.6 million. This consisted primarily of the dividends and distribution to shareholders and the unitholders of our Operating Partnership, including the special cash dividend of $5.98 per share paid in January 2008, net repayment of mortgage notes payable, offset by the borrowings under our Unsecured Line of Credit and the offering of our 3.625% exchangeable senior notes due 2014. Future debt payments are discussed below under the heading “Debt Financing.”

Capitalization

At December 31, 2008, our total consolidated debt was approximately $6.3 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 5.25% and the weighted-average maturity was approximately 5.1 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $14.2 billion at December 31, 2008. Total consolidated market capitalization was calculated using the December 31, 2008 closing stock price of $55.00 per common share and the following: (1) 121,180,655 shares of our common stock, (2) 19,909,070 outstanding common units of limited partnership interest in Boston Properties Limited Partnership (excluding common units held by Boston Properties, Inc.), (3) an aggregate of 1,460,688 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest in Boston Properties Limited Partnership, (4) an aggregate of 946,509 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (5) our consolidated debt totaling approximately $6.3 billion. The calculation of total consolidated market capitalization does not include 1,080,938 2008 OPP Awards because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at December 31, 2008 represented approximately 44.28% of our total consolidated market capitalization. This percentage will fluctuate with changes in the market price of our common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

For a discussion of our unconsolidated joint venture indebtedness, see “Off Balance Sheet Arrangements—Joint Venture Indebtedness.”

Debt Financing

As of December 31, 2008, we had approximately $6.3 billion of outstanding consolidated indebtedness, representing 44.28% of our total consolidated market capitalization as calculated above consisting of (1) $1.472 billion (net of discount) in publicly traded unsecured debt having a weighted-average interest rate of 6.03% per annum and maturities in 2013 and 2015; (2) $450 million of exchangeable senior notes having an interest rate of 3.75% per annum (an effective rate of 3.787% per annum), an initial optional redemption date in 2013 and maturity in 2036; (3) $848.4 million (net of discount) of exchangeable senior notes having an interest rate of 2.875% per annum (an effective rate of 3.462% per annum) having an initial optional redemption in 2012 and maturing in 2037; (4) $740.5 million (net of discount) of exchangeable senior notes having an interest rate of 3.625% per annum (an effective rate of 4.037%) having an initial optional redemption and maturity in 2014; (5) $2.7 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 6.33% per annum and weighted-average term of 5.1 years; and (6) $100.0 million drawn on our Unsecured Line of Credit. The table below summarizes our outstanding consolidated indebtedness at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(dollars in thousands)
DEBT SUMMARY:
Balance
Fixed rate	$5,886,424	$5,369,243
Variable rate	385,492	122,923

Total	$6,271,916	$5,492,166

Percent of total debt:
Fixed rate	93.85%	97.76%
Variable rate	6.15%	2.24%

Total	100.00%	100.00%

GAAP Weighted average interest rate at end of period:
Fixed rate	5.36%	5.58%
Variable rate	3.62%	6.11%

Total	5.25%	5.60%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate (“LIBOR”) or Eurodollar rates. As of December 31, 2008, the weighted average interest rate on our variable rate debt was LIBOR/Eurodollar plus 0.97% per annum. During 2007, we entered into an interest rate swap contract to fix the one-month LIBOR index rate at 4.57% per annum on a notional amount of $96.7 million. The swap contract went into effect on October 22, 2007 and expired on October 29, 2008.

Unsecured Line of Credit

On June 6, 2008, our Operating Partnership utilized an accordion feature under its Unsecured Line of Credit with a consortium of lenders to increase the total commitment under the Unsecured Line of Credit from $605.0 million to $923.3 million. On July 21, 2008, our Operating Partnership further increased the total commitment to $1.0 billion. All other material terms under the facility remain unchanged. Our Unsecured Line of Credit bears interest at a variable interest rate equal to Eurodollar plus 0.475% per annum and matures on August 3, 2010, with a provision for a one-year extension at our option, subject to certain conditions. There can be no assurance that we will be able to renew and or replace the Unsecured Line of Credit upon maturity on favorable terms (including the lenders’ total commitment) or at all. The Unsecured Line of Credit is a recourse obligation of our Operating Partnership. Under the Unsecured Line of Credit, a facility fee equal to 0.125% per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in our Operating Partnership’s unsecured debt ratings. The Unsecured Line of Credit involves a syndicate of lenders. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a negotiated LIBOR-based rate.

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

As of December 31, 2008, we had borrowings of $100.0 million and letters of credit totaling $15.6 million outstanding under the Unsecured Line of Credit, with the ability to borrow $884.4 million. As of February 23, 2009, we had borrowings of $100.0 million and letters of credit totaling $15.7 million outstanding under the Unsecured Line of Credit, with the ability to borrow $884.3 million.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of December 31, 2008 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.381%	$750,000	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.291%	175,000	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.693%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015

Total principal			1,475,000
Net discount			(2,625)

Total			$1,472,375

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (1) 100% of their principal amount or (2) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 25 basis points in the case of the $250 million 12 Year Unsecured Senior Notes that mature on June 1, 2015), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of December 31, 2008, we were in compliance with each of these financial restrictions and requirements.

BPLP’s investment grade ratings on its senior unsecured notes are as follows:

Rating Organization	Rating
Moody’s	Baa2 (stable)
Standard & Poor’s	A- (negative)
FitchRatings	BBB (stable)

The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Unsecured exchangeable senior notes

The following summarizes the unsecured exchangeable senior notes outstanding as of December 31, 2008 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
2.875% Exchangeable Senior Notes	2.875%	3.462%	7.0430	(3)	862,500	February 20, 2012	February 15, 2037
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(4)	450,000	May 18, 2013	May 15, 2036

Total principal					2,060,000
Net discount					(21,101)

Total					$2,038,899

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of our common stock). In addition, we entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions are expected to have the effect of increasing the effective exchange price to us of the notes from $117.58 to approximately $137.17 per share, representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of our common stock. The net cost of the capped call transactions was approximately $44.4 million.
(3)	In connection with the special dividend of $5.98 per share of common stock declared on December 17, 2007, the exchange rate was adjusted from 6.6090 to 7.0430 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $141.98 per share of our common stock.
(4)	In connection with the special dividend of $5.98 per share of common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of our common stock.

3.625% Exchangeable Senior Notes due 2014

On August 19, 2008, our Operating Partnership completed an offering of $747.5 million in aggregate principal amount (including $97.5 million as a result of the exercise by the initial purchasers of their over-allotment option) of its 3.625% exchangeable senior notes due 2014. The notes were priced at 99.0% of their face amount, resulting in aggregate net proceeds to us, after deducting the initial purchasers’ discounts and offering expenses, of approximately $731.6 million, resulting in an effective interest rate of approximately 4.037% per annum. The notes mature on February 15, 2014, unless earlier repurchased, exchanged or redeemed.

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

In connection with the closing, we and the Operating Partnership entered into a Registration Rights Agreement with the initial purchasers. Under the Registration Rights Agreement, we and the Operating Partnership have agreed, for the benefit of the holders of the notes, to register the resale of the Common Stock, if any, issued upon exchange of the notes on a shelf registration statement filed with the Securities and Exchange Commission. We and the Operating Partnership may be required to pay liquidated damages of up to 0.50% per annum of additional interest to the holders of the notes if we and the Operating Partnership fail to meet certain deadlines or take certain actions relating to the registration of our common stock issuable upon exchange of the notes. Neither us nor the Operating Partnership will be required to pay liquidated damages with respect to any note after it has been exchanged. Additionally, pursuant to Supplemental Indenture No. 7, to the extent that any shares of our common stock issued upon exchange of the notes are not covered by a resale registration statement that is effective on the date of the exchange and certain other conditions have been met, we must deliver 0.03 additional shares of our common stock upon exchange of the notes for each of such shares.

In connection with the sale of the notes, we and the Operating Partnership also entered into capped call transactions (together, the “Capped Call Transaction”) with affiliates of certain of the initial purchasers (Bank of America, N.A., Deutsche Bank AG, JPMorgan and Morgan Stanley) (the “Option Counterparties”). Pursuant to the Capped Call Transaction, the Operating Partnership will have the right to cause the Option Counterparties to deliver shares of our common stock to the Operating Partnership upon exchange of the notes if the value per share of our common stock, as measured under the terms of the Capped Call Transaction, at the time of settlement exceeds an initial strike price of approximately $117.58 per share, subject to certain adjustments similar to those contained in the notes. The Capped Call Transaction is intended to reduce the potential dilution upon future exchange of the notes in the event that the market value per share of our common stock, as measured under the terms of the Capped Call Transaction, at the time of settlement is greater than the strike price of the Capped Call Transaction. If the market value per share of our common stock, as measured under the terms of the Capped Call Transaction, at the time of settlement exceeds the cap price of the Capped Call Transaction (which is initially equal to approximately $137.17 per share), the dilution mitigation will be limited and there would be dilution to the extent that the market value per share of our common stock exceeds the cap price. The Capped Call Transaction is expected to have the effect of increasing the effective exchange price to the Operating Partnership of the notes to the cap price of the Capped Call Transaction, which represents an initial effective premium of approximately 40% over the closing price of our common stock on the New York Stock Exchange on August 13, 2008 of $97.98 per share. The Capped Call Transaction comprises separate contracts entered into by us and the Operating Partnership and with the Option Counterparties and is not part of the terms of the notes and will not affect the holders’ rights under the notes. The net cost of the Capped Call Transaction was approximately $44.4 million, which was recorded as a reduction to stockholders’ equity.

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

Mortgage Debt

The following represents the outstanding principal balances due under the mortgages notes payable at December 31, 2008:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
599 Lexington Avenue	5.57%	5.41%	$750,000	$—	$750,000	(2)(3)	March 1, 2017
Citigroup Center	7.19%	7.24%	475,008	1,480	476,488	(4)	May 11, 2011
Embarcadero Center Four	6.10%	7.02%	375,000	—	375,000	(5)	December 1, 2016
South of Market	2.70%	2.93%	183,125	—	183,125	(3)(6)	November 21, 2009
505 9th Street	5.73%	5.87%	130,000	—	130,000		November 1, 2017
Wisconsin Place Office	3.39%	3.63%	71,693	—	71,693	(3)(7)	January 29, 2011
One Freedom Square	7.75%	5.34%	69,742	3,899	73,641	(4)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.55%	5.58%	63,000	—	63,000	(3)	October 1, 2014
202, 206 & 214 Carnegie Center	8.13%	8.22%	57,300	—	57,300		October 1, 2010
New Dominion Tech. Park, Bldg. One	7.69%	7.84%	52,561	—	52,561	(3)	January 15, 2021
140 Kendrick Street	7.51%	5.25%	51,992	3,494	55,486	(4)	July 1, 2013
Reservoir Place	7.00%	5.84%	48,411	278	48,689	(8)	July 1, 2009
1330 Connecticut Avenue	7.58%	4.74%	47,473	2,825	50,298	(8)	February 26, 2011
Kingstowne Two and Retail	5.99%	5.61%	40,767	933	41,700	(8)	January 1, 2016
10 and 20 Burlington Mall Road	7.25%	7.31%	34,589	—	34,589	(9)	October 1, 2011
Democracy Tower	3.14%	3.33%	30,674	—	30,674	(3)(10)	December 19, 2010
Ten Cambridge Center	8.27%	8.35%	30,593	—	30,593		May 1, 2010

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Fair Value Adjustment	Carrying Principal Amount		Maturity Date
	(Dollars in thousands)
Sumner Square	7.35%	7.54%	26,242	—	26,242		September 1, 2013
Montvale Center	5.93%	6.07%	25,000	—	25,000	(3)	June 6, 2012
Eight Cambridge Center	7.73%	7.74%	23,729	—	23,729		July 15, 2010
1301 New York Avenue	7.14%	7.24%	21,627	—	21,627	(11)	August 15, 2009
Kingstowne One	5.96%	5.68%	19,468	325	19,793	(8)	May 5, 2013
University Place	6.94%	6.99%	19,414	—	19,414		August 1, 2021

Total			$2,647,408	$13,234	$2,660,642

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required by EITF 98-1. All adjustments related to EITF 98-1 are noted above.
(2)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount will reduce our interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum. The mortgage loan requires interest only payments with a balloon payment due at maturity.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(4)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon redemption of the outside members’ equity interest in the limited liability company that owns the property to reflect the fair value of the note.
(5)	On November 13, 2008, we closed on an eight-year, $375.0 million mortgage loan collateralized by Four Embarcadero Center located in San Francisco, California. The mortgage loan bears interest at a fixed rate of 6.10% per annum. Under our interest rate hedging program, we will reclassify into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheet within Accumulated Other Comprehensive Loss resulting in an effective interest rate of 7.02% per annum.
(6)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.00% per annum and matures on November 21, 2009 with two, one year extension options. In addition, we entered into an interest rate swap contract to fix the one-month LIBOR index rate at 4.57% per annum on a notional amount of $96.7 million. The swap contract went into effect on October 22, 2007 and expired on October 29, 2008.
(7)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures on January 29, 2011 with two, one-year extension options.
(8)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the assumed note.
(9)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(10)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on December 19, 2010 with two one-year extension options.
(11)	Includes outstanding principal in the amounts of $17.7 million, $2.8 million and $1.1 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75% per annum, respectively.

Contractual aggregate principal payments of mortgage notes payable at December 31, 2008 are as follows:

Year	Principal Payments
(in thousands)
2009	$274,659
2010	161,489
2011	620,808
2012	105,059
2013	100,436
Thereafter	1,384,957

Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our indebtedness, which bears interest at fixed and variable rates. The fair value of our debt obligations are affected by changes in the market interest rates. We manage our market risk by matching long-term leases with long-term, fixed-rate, non-recourse debt of similar duration. We continue to follow a conservative strategy of generally pre-leasing development projects on a long-term basis to creditworthy tenants in order to achieve the most favorable construction and permanent financing terms. Approximately 94% of our outstanding debt has fixed interest rates, which minimizes the interest rate risk through the maturity of such outstanding debt. We also manage our market risk by entering into hedging arrangements with financial institutions. Our primary objectives when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure and to fix a portion of the interest rate for anticipated financing and refinancing transactions. This in turn, reduces the risks that the variability of cash flows imposes on variable rate debt. Our strategy mitigates us against future increases in interest rates.

During 2007, we commenced an interest rate hedging program for our expected financing activity in 2008 and entered into 11 treasury locks based on a weighted-average 10-year treasury rate of 4.68% per annum on notional amounts aggregating $375.0 million. Nine of the treasury locks with notional amounts aggregating $325.0 million matured on April 1, 2008, at which time we cash-settled the contracts and made cash payments to the counterparties totaling approximately $33.5 million. The remaining two treasury locks with notional amounts aggregating $50.0 million matured on July 31, 2008, at which time we cash-settled the contracts and made cash payments to the counterparties totaling approximately $1.3 million. In addition, we entered into five forward-starting interest rate swap contracts to lock the 10-year LIBOR swap rate on notional amounts aggregating $150.0 million at a weighted-average forward-starting 10-year swap rate of 5.19% per annum. The 10-year treasury rate is a component of the 10-year swap rate and the swap contracts effectively fixed the 10-year treasury rate at a weighted-average interest rate of 4.51% per annum. The swap contracts went into effect on July 31, 2008 and were to expire on July 31, 2018. On July 31, 2008 and September 2, 2008, we cash-settled our forward-starting interest rate swap contracts and made aggregate cash payments to the counterparties totaling approximately $8.6 million. Collectively, all of the foregoing contracts were intended to have effectively fixed the 10-year treasury rate at a weighted-average interest rate of 4.63% per annum on notional amounts aggregating $525.0 million. We entered into the treasury locks and interest rate swap contracts designated and qualifying as cash flow hedges to reduce our exposure to the variability in future cash flows attributable to changes in the hedged rate in contemplation of obtaining ten-year fixed-rate financings in 2008.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments. We have formally documented all of our relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. We also assess and document, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. All components of the treasury locks and forward-starting interest rate swap contracts were included in the assessment of hedge effectiveness. During the year ended December 31, 2008, we modified the estimated dates with respect to our anticipated financings under the interest rate hedging program. As a result, in the aggregate during the first three quarters of 2008 we recognized a net derivative loss of approximately $3.3 million representing the partial ineffectiveness of the interest rate contracts. In addition, on September 9, 2008, we executed an interest rate lock agreement with lenders at an all-in fixed rate, inclusive of the credit spread, of 6.10% per annum for an eight-year, $375.0 million loan collateralized by our Four Embarcadero Center property located in San Francisco, California. Our interest rate hedging program contemplated a financing with a ten-year term and, as a result, under SFAS No. 133, during the third quarter of 2008 we recognized a net derivative loss of approximately $6.6 million representing the partial ineffectiveness of our interest rate contracts. We will reclassify into earnings over the eight-year term of the Four Embarcadero Center loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheet within Accumulated Other Comprehensive Loss, which amounts represent the effective portion of the applicable interest rate hedging contracts. Our interest rate hedging program also contemplated obtaining additional financing of at least $150.0 million by the end of 2008. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, we determined that we would be unable to complete the financing by the required date under its hedging program. As a result, during the fourth quarter of 2008, we recognized a net derivative loss of approximately $7.2 million representing the ineffectiveness of our remaining interest rate hedging contracts.

On September 27, 2007, we entered into an interest rate swap contract to fix the one-month LIBOR index rate (including a 1.25% spread), at 5.82% per annum on a notional amount of $96.7 million. The swap contract went into effect on October 22, 2007 and expired on October 29, 2008.

At December 31, 2008, our outstanding variable rate debt based on LIBOR totaled approximately $385.5 million. At December 31, 2008, the interest rate on our variable rate debt was approximately 3.62%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $3.9 million for the year ended December 31, 2008.

These amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.

Funds from Operations

Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of NAREIT, we calculate Funds from Operations, or “FFO,” by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. FFO is a non-GAAP financial measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. Amount represents our share, which was 85.49%, 85.32%, 84.40%, 83.74% and 82.97% for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively, after allocation to the minority interest in the Operating Partnership.

In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO, as adjusted, which excludes the effects of the losses from early extinguishments of debt associated with the sales of real estate. Losses from early extinguishments of debt result when the sale of real estate encumbered by debt requires us to pay the extinguishment costs prior to the debt’s stated maturity and to write-off unamortized loan costs at the date of the extinguishment. Such costs are excluded from the gains on sales of real estate reported in accordance with GAAP. However, we view the losses from early extinguishments of debt associated with the sales of real estate as an incremental cost of the sale transactions because we extinguished the debt in connection with the consummation of the sale transactions and we had no intent to extinguish the debt absent such transactions. We believe that adjusting FFO to exclude these losses more appropriately reflects the results of our operations exclusive of the impact of our sale transactions.

Although our FFO, as adjusted, clearly differs from NAREIT’s definition of FFO, and may not be comparable to that of other REITs and real estate companies, we believe it provides a meaningful supplemental measure of our operating performance because we believe that by excluding the effects of the losses from early extinguishments of debt associated with the sales of real estate, management and investors are presented with an indicator of our operating performance that more closely achieves the objectives of the real estate industry in presenting FFO.

Neither FFO, nor FFO as adjusted, should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. Neither FFO nor FFO, as adjusted, represent cash generated from operating activities determined in accordance with GAAP and neither of these measures is a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO and FFO, as adjusted, should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our Consolidated Financial Statements.

The following table presents a reconciliation of net income available to common shareholders to FFO and FFO, as adjusted, for the years ended December 31, 2008, 2007, 2006, 2005 and 2004:

	Year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Net income available to common shareholders	$125,232	$1,324,690	$873,635	$438,292	$284,017
Add:
Cumulative effect of a change in accounting principle, net of minority interest	—	—	—	4,223	—
Minority interest in Operating Partnership	22,006	64,916	69,999	71,498	65,086
Less:
Gains on sales of real estate from discontinued operations, net of minority interest	—	220,350	—	47,656	27,338
Income from discontinued operations, net of minority interest	—	6,206	16,104	15,327	16,292
Gains on sales of real estate and other assets, net of minority interest	28,502	789,238	606,394	151,884	8,149
Income (loss) from unconsolidated joint ventures	(182,018)	20,428	24,507	4,829	3,380
Minority interests in property partnerships	(1,997)	(84)	2,013	6,017	4,685

Income before minority interests in property partnerships, income (loss) from unconsolidated joint ventures, minority interest in Operating Partnership, gains on sales of real estate and other assets, discontinued operations and cumulative effect of a change in accounting principle	302,751	353,468	294,616	288,300	289,259
Add:
Real estate depreciation and amortization(1)	382,600	295,635	283,350	274,476	257,319
Income from discontinued operations	—	7,274	19,081	18,303	19,843
Income (loss) from unconsolidated joint ventures(2)	(182,018)	4,975	6,590	4,829	3,380
Less:
Minority interests in property partnerships’ share of Funds from Operations	3,949	437	479	113	922
Preferred distributions(3)	3,738	4,266	9,418	12,918	15,050

Funds from Operations	495,646	656,649	593,740	572,877	553,829
Add:
Losses from early extinguishments of debt associated with the sales of real estate	—	2,675	31,444	11,041	—

Funds from Operations after supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	495,646	659,324	625,184	583,918	553,829
Less:
Minority interest in Operating Partnership’s share of Funds from Operations after supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	71,895	96,808	97,519	94,946	94,332

Funds from Operations available to common shareholders after supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	$423,751	$562,516	$527,665	$488,972	$459,497

Our percentage share of Funds from Operations—basic	85.49%	85.32%	84.40%	83.74%	82.97%
Weighted average shares outstanding—basic	119,980	118,839	114,721	111,274	106,458

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $304,147, $286,030, $270,562, $260,979 and $244,589, our share of unconsolidated joint venture real estate depreciation and amortization of $80,303, $8,247, $9,087, $8,554 and $6,814, and depreciation and amortization from discontinued operations of $0, $2,948, $6,197, $6,662 and $8,352, less corporate related depreciation and amortization of $1,850, $1,590, $1,584, $1,719 and $2,436 and adjustment of asset retirement obligations of $0, $0, $912, $0 and $0 for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.
(2)	Includes non-cash impairment losses aggregating approximately $168.0 million for the year ended December 31, 2008 in accordance with APB No. 18 “The Equity Method of Accounting for Investments in Common Stock.” Excludes approximately $15.5 million related to our share of the gain on sale and related loss from early extinguishment of debt associated with the sale of Worldgate Plaza for the year ended December 31, 2007. Excludes approximately $17.9 million related to our share of the gain on sale and related loss from early extinguishment of debt associated with the sale of 265 Franklin Street for the year ended December 31, 2006.
(3)	Excludes approximately $5.6 million, $12.2 million and $12.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special dividends that followed previously completed sales of real estate.

Reconciliation to Diluted Funds from Operations:

	For the years ended December 31,
	2008		2007		2006		2005		2004
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic Funds from Operations after supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	$495,646	140,336	$659,324	139,290	$625,184	135,923	$583,918	132,881	$553,829	128,313
Effect of Dilutive Securities:
Convertible Preferred Units(1)	3,738	1,461	4,266	1,674	9,418	3,629	12,918	5,163	15,050	6,054
Stock Options and other	—	1,319	—	1,941	—	2,356	—	2,285	—	2,303

Diluted Funds from Operations after supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	$499,384	143,116	$663,590	142,905	$634,602	141,908	$596,836	140,329	$568,879	136,670
Less: Minority interest in Operating Partnership’s share of diluted Funds from Operations	71,031	20,357	94,970	20,451	94,813	21,202	91,896	21,607	90,970	21,854

Diluted Funds from Operations available to common shareholders after supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate(2)	$428,353	122,759	$568,620	122,454	$539,789	120,706	$504,940	118,722	$477,909	114,816

(1)	Excludes approximately $5.6 million, $12.2 million and $12.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special dividends that followed previously completed sales of real estate.
(2)	Our share of diluted Funds from Operations was 85.78%, 85.69%, 85.06%, 84.60% and 84.01% for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

Net Operating Income

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income available to common shareholders, the most directly comparable GAAP financial measure, plus minority interest in Operating Partnership, net derivative losses, losses from investment in securities, losses from early extinguishments of debt, cumulative effect of a change in accounting principle (net of minority interest), depreciation and amortization, interest expense and general and administrative expense, less gains on sales of real estate from discontinued operations (net of minority interest), income from discontinued operations (net of minority interest), gains on sales of real estate and other assets (net of minority interest), income (loss) from unconsolidated joint ventures, minority interests in property partnerships, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

The following sets forth a reconciliation of NOI to net income available to common shareholders for the fiscal years 2004 through 2008.

	Years ended December 31,
	2008	2007	2006	2005	2004
Net operating income	$923,384	$888,425	$898,459	$896,449	$869,138
Add:
Development and management services	30,518	20,553	19,820	17,310	20,440
Interest and other	18,958	89,706	36,677	11,978	10,334
Minority interests in property partnerships	(1,997)	(84)	2,013	6,017	4,685
Income (loss) from unconsolidated joint ventures	(182,018)	20,428	24,507	4,829	3,380
Gains on sales of real estate and other assets, net of minority interest	28,502	789,238	606,394	151,884	8,149
Income from discontinued operations, net of minority interest	—	6,206	16,104	15,327	16,292
Gains on sales of real estate from discontinued operations, net of minority interest	—	220,350	—	47,656	27,338
Less:
General and administrative	72,365	69,882	59,375	55,471	53,636
Interest expense	271,972	285,887	298,260	308,091	306,170
Depreciation and amortization	304,147	286,030	270,562	260,979	244,589
Net derivative losses	17,021	—	—	—	—
Losses from investments in securities	4,604	—	—	—	—
Losses from early extinguishments of debt	—	3,417	32,143	12,896	6,258
Minority interest in Operating Partnership	22,006	64,916	69,999	71,498	65,086
Cumulative effect of a change in accounting principle, net of minority interest	—	—	—	4,223	—

Net income available to common shareholders	$125,232	$1,324,690	$873,635	$438,292	$284,017

Contractual Obligations

As of December 31, 2008, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter
	(Dollars in thousands)
Contractual Obligations:
Long-term debt
Mortgage debt(1)	$3,516,504	$429,263	$304,022	$732,326	$195,845	$184,449	$1,670,599
Unsecured senior notes(1)	1,926,096	87,188	87,188	87,188	87,188	983,281	594,063
Exchangeable senior notes(1)	2,356,729	68,769	68,769	68,769	912,671	483,477	754,274
Unsecured line of credit(1)	105,635	—	105,635	—	—	—	—
Ground leases	140,543	9,174	11,471	11,496	11,522	11,548	85,332
Tenant obligations(2)	98,417	78,963	16,752	2,422	—	280	—
Construction contracts on development projects	754,795	393,178	247,634	97,122	16,861	—	—
Other Obligations(3)	27,180	25,116	116	977	116	116	739

Total Contractual Obligations	$8,925,899	$1,091,651	$841,587	$1,000,300	$1,224,203	$1,663,151	$3,105,007

(1)	Amounts include principal and interest payments.
(2)	Committed tenant-related obligations based on executed leases as of December 31, 2008 (tenant improvements and lease commissions).
(3)	Primarily represents the remaining obligation related to our redemption of partnership interests in Citigroup Center.

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

Off-Balance Sheet Arrangements

Joint Ventures

We have investments in twelve unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 23.89% to 60%, all of which have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At December 31, 2008, the debt related to these ventures was equal to approximately $3.2 billion. The table below summarizes the outstanding debt of these joint venture properties at December 31, 2008:

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
General Motors Building:
Secured 1st Mortgage	60%	5.95%	6.50%	$1,300,000	$(53,834)	$1,246,166	(2)	October 7, 2017
Mezzanine Loan	60%	6.02%	8.00%	306,000	(43,084)	262,916	(2)(3)	October 7, 2017
Partner Loans	60%	11.00%	11.00%	450,000	—	450,000	(4)	June 9, 2017

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
125 West 55th Street:
Secured 1st Mortgage	60%	5.75%	6.07%	200,000	(1,696)	198,304	(2)	March 1, 2010
Mezzanine Loan	60%	7.81%	10.82%	63,500	(1,037)	62,463	(2)	March 1, 2010
Two Grand Central Tower	60%	5.10%	6.20%	190,000	(2,933)	187,067	(2)	July 11 , 2010
540 Madison Avenue	60%	5.20%	6.75%	119,800	(6,813)	112,987	(2)	July 11, 2013
Metropolitan Square	51%	6.23%	8.23%	126,645	—	126,645		May 1, 2010
Market Square North	50%	7.70%	7.74%	85,617	—	85,617		December 19, 2010
Eighth Avenue and 46th Street	50%	4.73%	5.23%	23,600	—	23,600	(5)	May 8, 2009
Annapolis Junction	50%	2.83%	2.97%	38,826	—	38,826		September 12, 2010
Mountain View Tech. Park	39.5%	3.97%	4.31%	24,038	—	24,038	(6)(7)	March 31, 2011
Mountain View Research Park	39.5%	3.13%	3.37%	106,350	—	106,350	(6)(8)	May 31, 2011
901 New York Avenue	25%	5.19%	5.27%	167,784	—	167,784		January 1, 2015
One & Two Circle Star Way	25%	6.57%	6.67%	42,000	—	42,000	(6)	September 1, 2013
300 Billerica Road	25%	5.69%	6.04%	7,500	—	7,500	(6)	January 1, 2016
Wisconsin Place Retail	5%	4.28%	4.48%	47,286	—	47,286	(9)	March 29, 2010

Total				$3,298,946	$(109,397)	$3,189,549

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges and adjustments required by EITF 98-1. All adjustments related to EITF 98-1 are noted above.
(2)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the assumed note.
(3)	Principal amount does not include the assumed mezzanine loan with an aggregate principal amount of $294.0 million and a stated rate of 6.02% per annum, as the venture acquired the lenders’ interest in this loan for a purchase price of approximately $263.1 million in cash.
(4)	In connection with the capitalization of the joint venture, loans in an aggregate of $450.0 million were funded by the venture’s partners on a pro-rata basis. Our share of the partner loans totaling $270.0 million has been reflected in Related Party Note Receivable on our Consolidated Balance Sheets.
(5)	The financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum.
(6)	This property is owned by the Value-Added Fund.
(7)	Mortgage financing totals $26.0 million (of which approximately $24.0 million has been disbursed as of December 31, 2008). The mortgage bears interest at a variable rate of LIBOR plus 1.50% and matures on March 31, 2011 with two, one-year extension options. The Value-Added Fund has entered into an interest rate swap contract to fix the one-month LIBOR index rate at 4.085% per annum on a notional amount of $24 million. The swap contract went into effect on June 12, 2008 and expires on March 31, 2011.
(8)	Mortgage financing totals $120.0 million (of which $103.0 million was drawn at closing, $3.3 million was drawn to fund tenant and capital costs, with the remaining $13.7 million available to fund future tenant and capital costs). The mortgage bears interest at a variable rate of LIBOR plus 1.75% and matures on May 31, 2011 with two, one-year extension options. The Value-Added Fund has entered into three interest rate swap contracts to fix the one-month LIBOR index rate at 3.63% per annum on an aggregate notional amount of $103 million. The swap contracts went into effect on June 2, 2008 and expire on April 1, 2011.
(9)	Amount represents outstanding construction financing under a $66.0 million loan commitment collateralized by the retail entity of Wisconsin Place. Wisconsin Place is a mixed-use development project consisting of office, retail and residential properties located in Chevy Chase, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.375% per annum and matures on March 29, 2010 with two, one-year extension options.

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

Environmental investigations at some of our properties and certain properties owned by our affiliates have identified groundwater contamination migrating from off-site source properties. In each case we engaged a licensed environmental consultant to perform the necessary investigations and assessments, and to prepare any required submittals to the regulatory authorities. In each case the environmental consultant concluded that the properties qualify under the regulatory program or the regulatory practice for a status which eliminates certain deadlines for conducting response actions at a site. We also believe that these properties qualify for liability relief under certain statutory provisions or regulatory practices regarding upgradient releases. Although we believe that the current or former owners of the upgradient source properties may bear responsibility for some or all of the costs of addressing the identified groundwater contamination, we will take such further response actions (if any) that we deem necessary or advisable. Other than periodic testing at some of these properties, no such additional response actions are anticipated at this time.

Some of our properties and certain properties owned by our affiliates are located in urban, industrial and other previously developed areas where fill or current or historical uses of the areas have caused site contamination. Accordingly, it is sometimes necessary to institute special soil and/or groundwater handling procedures and/or include particular building design features in connection with development, construction and other property operations in order to achieve regulatory closure and/or ensure that contaminated materials are addressed in an appropriate manner. In these situations it is our practice to investigate the nature and extent of detected contamination and estimate the costs of required response actions and special handling procedures. We then use this information as part of our decision-making process with respect to the acquisition and/or development of the property. For example, we own a parcel in Massachusetts which was formerly used as a quarry/asphalt batching facility. Pre-purchase testing indicated that the site contained relatively low levels of certain contaminants. We have engaged a specially licensed environmental consultant to monitor environmental conditions at the site and prepare necessary regulatory submittals based on the results of an environmental risk characterization. A submittal has been made to the regulatory authorities in order to achieve regulatory closure at this site. The submittal included an environmental deed restriction that mandates compliance with certain protective measures in a portion of the site where low levels of residual soil contamination have been left in place in accordance with applicable laws. Development activities have commenced on the site and this work will be performed in accordance with the environmental deed restriction and other environmental requirements applicable to the site.

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

SFAS No. 157 became effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also removed certain leasing transactions from the scope of SFAS No. 157. On January 1, 2008, we adopted SFAS No. 157. We have financial instruments consisting of investments in securities and interest rate contracts that are required to be measured under SFAS No. 157. We currently do not have any non-financial assets or non-financial liabilities that are required to be measured under SFAS No. 157. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2008.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141(R) to have a material impact on our financial position and results of operations

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after

December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 160 will have on our financial position and results of operations.

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

On May 9, 2008, the FASB issued FASB Staff Position No. (“FSP”) APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”) that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP No. APB 14-1 requires that the initial proceeds from the sale of Boston Properties Limited Partnership’s $862.5 million of 2.875% exchangeable senior notes due 2037, $450.0 million of 3.75% exchangeable senior notes due 2036 and $747.5 million of 3.625% exchangeable senior notes due 2014 be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates) as additional non-cash interest expense. Based on our understanding of the application of FSP No. APB 14-1, this will result in an aggregate of approximately $0.15—$0.16 per share (net of incremental capitalized interest) of additional non-cash interest expense for fiscal 2008 and approximately $0.23—$0.24 per share for fiscal 2009. Excluding the impact of capitalized interest, the additional non-cash interest expense will be approximately $0.19—$0.20 per share for fiscal 2008 and approximately $0.27—$0.28 per share for fiscal 2009. The additional non-cash interest expense (before netting) will increase in subsequent reporting periods through the first optional redemption dates as the debt accretes to its par value over the same period. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. Upon adoption FSP No. APB 14-1 requires companies to retrospectively apply the requirements of the pronouncement to all periods presented. Our current estimate of the incremental interest expense excluding the impact of capitalized interest for each reporting period is as follows:

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

In June 2008, the FASB issued FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-06-1”). FSP EITF 03-06-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of the FSP. Early application is not permitted. We do not expect the adoption of FSP EITF 03-06-1 to have a material impact on us.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2008, approximately $5.9 billion of our borrowings bore interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents our aggregate fixed rate debt obligations as of December 31, 2008 with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date. The GAAP weighted average interest rate on the variable rate debt as of December 31, 2008 was 3.62% per annum.

	2009	2010	2011	2012	2013	2014+	Total	Fair Value
	(dollars in thousands)
Secured debt
Fixed Rate	$95,685	$134,803	$551,720	$106,642	$101,068	$1,385,232	$2,375,150	$2,239,309
Average Interest Rate	6.38%	7.83%	7.02%	5.68%	6.03%	5.97%	6.33%
Variable Rate	183,125	30,674	71,693	—	—	—	$285,492	$282,263
Unsecured debt
Fixed Rate	—	—	—	—	$923,580	$548,795	$1,472,375	$1,202,875
Average Interest Rate	—	—	—	—	6.36%	5.47%	5.95%
Variable Rate	—	100,000	—	—	—	—	$100,000	$100,111
Unsecured exchangeable debt
Fixed Rate	—	—	—	$848,410	$450,000	$740,489	$2,038,899	$1,571,536
Average Interest Rate	—	—	—	3.46%	3.79%	4.04%	3.65%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$278,810	$265,477	$623,413	$955,052	$1,474,648	$2,674,516	$6,271,916	$5,396,094

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

As of the end of the Company’s 2008 fiscal year, management conducted assessments of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 103, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Boston Properties, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Properties, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 102. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 2, 2009

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and par value amounts)

	December 31, 2008	December 31, 2007
ASSETS
Real estate, at cost:	$10,618,344	$10,249,895
Less: accumulated depreciation	(1,768,785)	(1,531,707)

Total real estate	8,849,559	8,718,188
Cash and cash equivalents	241,510	1,506,921
Cash held in escrows	21,970	186,839
Investment in securities	11,590	22,584
Tenant and other receivables (net of allowance for doubtful accounts of $4,006 and $1,901, respectively)	68,743	58,074
Related party note receivable	270,000	—
Accrued rental income (net of allowance of $15,440 and $829, respectively)	316,711	300,594
Deferred charges, net	326,401	287,199
Prepaid expenses and other assets	22,401	30,566
Investments in unconsolidated joint ventures	782,760	81,672

Total assets	$10,911,645	$11,192,637

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage notes payable	$2,660,642	$2,726,127
Unsecured senior notes (net of discount of $2,625 and $3,087, respectively)	1,472,375	1,471,913
Unsecured exchangeable senior notes (net of discount of $21,101 and $18,374, respectively)	2,038,899	1,294,126
Unsecured line of credit	100,000	—
Accounts payable and accrued expenses	171,791	145,692
Dividends and distributions payable	97,162	944,870
Accrued interest payable	67,132	54,487
Other liabilities	173,750	232,705

Total liabilities	6,781,751	6,869,920

Commitments and contingencies	—	—

Minority interests	598,627	653,892

Stockholders' equity:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 121,259,555 and 119,581,385 issued and 121,180,655 and 119,502,485 outstanding in 2008 and 2007, respectively	1,212	1,195
Additional paid-in capital	3,369,850	3,305,219
Earnings in excess of dividends	192,843	394,324
Treasury common stock at cost, 78,900 shares in 2008 and 2007	(2,722)	(2,722)
Accumulated other comprehensive loss	(29,916)	(29,191)

Total stockholders' equity	3,531,267	3,668,825

Total liabilities and stockholders' equity	$10,911,645	$11,192,637

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands, except for per share amounts)
Revenue
Rental:
Base rent	$1,129,215	$1,084,308	$1,092,545
Recoveries from tenants	204,732	184,929	178,491
Parking and other	68,105	64,982	57,080

Total rental revenue	1,402,052	1,334,219	1,328,116
Hotel revenue	36,872	37,811	33,014
Development and management services	30,518	20,553	19,820
Interest and other	18,958	89,706	36,677

Total revenue	1,488,400	1,482,289	1,417,627

Expenses
Operating
Rental	488,030	455,840	437,705
Hotel	27,510	27,765	24,966
General and administrative	72,365	69,882	59,375
Interest	271,972	285,887	298,260
Depreciation and amortization	304,147	286,030	270,562
Net derivative losses	17,021	—	—
Losses from investments in securities	4,604	—	—
Losses from early extinguishments of debt	—	3,417	32,143

Total expenses	1,185,649	1,128,821	1,123,011

Income before minority interests in property partnerships, income (loss) from unconsolidated joint ventures, minority interest in Operating Partnership, gains on sales of real estate and other assets and discontinued operations	302,751	353,468	294,616
Minority interests in property partnerships	(1,997)	(84)	2,013
Income (loss) from unconsolidated joint ventures	(182,018)	20,428	24,507

Income before minority interest in Operating Partnership, gains on sales of real estate and other assets and discontinued operations	118,736	373,812	321,136
Minority interest in Operating Partnership	(22,006)	(64,916)	(69,999)

Income before gains on sales of real estate and other assets and discontinued operations	96,730	308,896	251,137
Gains on sales of real estate and other assets, net of minority interest	28,502	789,238	606,394

Income before discontinued operations	125,232	1,098,134	857,531
Discontinued operations:
Income from discontinued operations, net of minority interest	—	6,206	16,104
Gains on sales of real estate from discontinued operations, net of minority interest	—	220,350	—

Net income available to common shareholders	$125,232	$1,324,690	$873,635

Basic earnings per common share:
Income available to common shareholders before discontinued operations	$1.04	$9.20	$7.48
Discontinued operations, net of minority interest	—	1.91	0.14

Net income available to common shareholders	$1.04	$11.11	$7.62

Weighted average number of common shares outstanding	119,980	118,839	114,721

Diluted earnings per common share:
Income available to common shareholders before discontinued operations	$1.03	$9.06	$7.32
Discontinued operations, net of minority interest	—	1.88	0.14

Net income available to common shareholders	$1.03	$10.94	$7.46

Weighted average number of common and common equivalent shares outstanding	121,299	120,780	117,077

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Earnings in excess of Dividends	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Stockholders' Equity, December 31, 2005	112,542	$1,125	$2,745,719	$182,105	$(2,722)	$(8,881)	$2,917,346
Conversion of operating partnership units to Common Stock	3,162	32	287,321	—	—	—	287,353
Allocation of minority interest	—	—	20,020	—	—	—	20,020
Net income for the year	—	—	—	873,635	—	—	873,635
Dividends declared	—	—	—	(947,585)	—	—	(947,585)
Shares issued pursuant to stock purchase plan	8	—	526	—	—	—	526
Net activity from stock option and incentive plan	1,791	18	66,355	—	—	—	66,373
Effective portion of interest rate contracts	—	—	—	—	—	4,860	4,860
Amortization of interest rate contracts	—	—	—	—	—	698	698

Stockholders' Equity, December 31, 2006	117,503	1,175	3,119,941	108,155	(2,722)	(3,323)	3,223,226
Conversion of operating partnership units to Common Stock	1,342	13	143,297	—	—	—	143,310
Allocation of minority interest	—	—	15,844	—	—	—	15,844
Net income for the year	—	—	—	1,324,690	—	—	1,324,690
Dividends declared	—	—	—	(1,038,521)	—	—	(1,038,521)
Shares issued pursuant to stock purchase plan	6	—	1,241	—	—	—	1,241
Net activity from stock option and incentive plan	651	7	24,896	—	—	—	24,903
Effective portion of interest rate contracts	—	—	—	—	—	(25,656)	(25,656)
Amortization of interest rate contracts	—	—	—	—	—	(212)	(212)

Stockholders' Equity, December 31, 2007	119,502	1,195	3,305,219	394,324	(2,722)	(29,191)	3,668,825
Conversion of operating partnership units to Common Stock	630	7	32,540	—	—	—	32,547
Allocation of minority interest	—	—	37,582	—	—	—	37,582
Net income for the year	—	—	—	125,232	—	—	125,232
Dividends declared	—	—	—	(326,713)	—	—	(326,713)
Shares issued pursuant to stock purchase plan	8	—	713	—	—	—	713
Net activity from stock option and incentive plan	1,041	10	38,156	—	—	—	38,166
Capped call transaction costs	—	—	(44,360)	—	—	—	(44,360)
Effective portion of interest rate contracts	—	—	—	—	—	(727)	(727)
Amortization of interest rate contracts	—	—	—	—	—	2	2

Stockholders' Equity, December 31, 2008	121,181	$1,212	$3,369,850	$192,843	$(2,722)	$(29,916)	$3,531,267

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

	For the year ended December 31,
	2008	2007	2006
	(in thousands)
Net income available to common shareholders	$125,232	$1,324,690	$873,635
Other comprehensive income (loss):
Net effective portion of interest rate contracts	(727)	(25,656)	4,860
Amortization of interest rate contracts	2	(212)	698

Other comprehensive income (loss)	(725)	(25,868)	5,558

Comprehensive income	$124,507	$1,298,822	$879,193

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income available to common shareholders	$125,232	$1,324,690	$873,635
Adjustments to reconcile net income available to common shareholders to net cash provided by operating activities:
Depreciation and amortization	304,147	288,978	276,759
Non-cash portion of interest expense	11,570	9,397	7,111
Non-cash compensation expense	23,106	12,358	8,578
Non-cash rental revenue	(2,023)	—	—
Losses on investments in securities	4,604	—	—
Net derivative losses	17,021	—	—
Losses from early extinguishments of debt	—	838	31,877
Minority interests in property partnerships	1,997	84	(2,013)
(Income) loss from unconsolidated joint ventures	182,018	(20,428)	(24,507)
Distributions of net cash flow from operations of unconsolidated joint ventures	9,589	7,157	8,205
Minority interest in Operating Partnership	26,844	245,700	186,408
Gains on sales of real estate and other assets	(33,340)	(1,189,304)	(719,826)
Change in assets and liabilities:
Cash held in escrows	3,548	(2,564)	(166)
Tenant and other receivables, net	2,663	(1,341)	(7,051)
Accrued rental income, net	(20,001)	(38,303)	(53,989)
Prepaid expenses and other assets	(2,642)	10,686	4,319
Accounts payable and accrued expenses	5,762	3,833	(2,502)
Accrued interest payable	12,645	7,046	(470)
Other liabilities	(54,023)	5,318	(9,735)
Tenant leasing costs	(57,809)	(34,767)	(48,654)

Total adjustments	435,676	(695,312)	(345,656)

Net cash provided by operating activities	560,908	629,378	527,979

Cash flows from investing activities:
Acquisitions/additions to real estate	(575,974)	(1,132,594)	(642,024)
Investments in securities	—	(22,584)	(282,764)
Proceeds from redemptions of investments in securities	14,697	—	—
Net investments in unconsolidated joint ventures	(896,027)	(7,790)	23,566
Cash recorded upon consolidation	—	3,232	—
Net proceeds from the sale/financing of real estate placed in escrow	—	(161,321)	(872,063)
Net proceeds from the sale/financing of real estate released from escrow	161,321	—	872,063
Issuance of note receivable	(270,000)	—	—
Proceeds from note receivable	123,000	—	—
Net proceeds from the sales of real estate and other assets	127,307	1,897,988	1,130,978

Net cash provided by (used in) investing activities	(1,315,676)	576,931	229,756

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2008	2007	2006
	(in thousands)
Cash flows from financing activities:
Borrowings on unsecured line of credit	1,391,000	260,000	195,000
Repayments of unsecured line of credit	(1,291,000)	(260,000)	(253,000)
Repayments of mortgage notes payable	(603,054)	(1,196,618)	(408,139)
Proceeds from mortgage notes payable	537,569	1,097,369	41,887
Proceeds from unsecured exchangeable senior notes	740,025	840,363	450,000
Proceeds from real estate financing transactions	—	1,610	21,195
Payments on real estate financing transactions	(6,208)	(10,610)	(5,987)
Advance from joint venture partners	30,000	—	—
Repayment of advance from joint venture partners	(30,000)	—	—
Dividends and distributions	(1,235,767)	(1,143,470)	(391,613)
Proceeds from equity transactions	37,410	23,479	63,418
Capped call transaction costs	(44,360)	—	—
Contributions from (distributions to) minority interest holders, net	(20,909)	4,304	11,404
Redemption of minority interest	—	(35,625)	(14,891)
Deferred financing costs	(15,349)	(5,978)	(2,717)

Net cash used in financing activities	(510,643)	(425,176)	(293,443)

Net increase (decrease) in cash and cash equivalents	(1,265,411)	781,133	464,292
Cash and cash equivalents, beginning of period	1,506,921	725,788	261,496

Cash and cash equivalents, end of period	$241,510	$1,506,921	$725,788

Supplemental disclosures:
Cash paid for interest	$289,640	$300,490	$297,540

Interest capitalized	$41,883	$31,046	$5,921

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$18,075	$3,827	$4,419

Mortgage notes payable assumed in connection with the acquisition of real estate	$—	$65,224	$—

Real estate recorded upon consolidation	$—	$120,213	$—

Mortgage notes payable recorded upon consolidation	$—	$79,064	$—

Minority interest recorded upon consolidation	$—	$19,588	$—

Dividends and distributions declared but not paid	$97,162	$944,870	$857,892

Issuance of OP Units in connection with the acquisition of real estate	$15,000	$—	$—

Issuance of OP Units in connection with an investment in an unconsolidated joint venture	$10,000	$—	$—

Conversions of Minority Interests to Stockholders' Equity	$10,906	$30,590	$87,347

Basis adjustment in connection with conversions of Minority Interests to
Stockholders’ Equity	$21,641	$112,721	$200,003

Marketable securities transferred in connection with the legal defeasance of mortgage note payable	$—	$—	$282,764

Mortgage note payable legally defeased	$—	$—	$254,385

Financing incurred in connection with the acquisition of real estate	$—	$—	$45,559

Note receivable issued in connection with the transfer of real estate	$123,000	$—	$—

Issuance of restricted securities to employees and directors	$43,536	$17,658	$11,279

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Organization

Boston Properties, Inc. (the “Company”), a Delaware corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the sole general partner of Boston Properties Limited Partnership (the “Operating Partnership”) and at December 31, 2008 owned an approximate 84.4% (84.2% at December 31, 2007) general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2008, the Company issued LTIP Units in connection with the granting to employees of 2008 outperformance awards (also referred to as “2008 OPP Units”). Because the rights, preferences and privileges of 2008 OPP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude 2008 OPP Units. For a complete description of the terms of the 2008 OPP Units (See Note 17).

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

At December 31, 2008, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be converted into OP Units at the election of the holder thereof or the Operating Partnership in accordance with the amendment to the partnership agreement (See Note 11).

All references to the Company refer to Boston Properties, Inc. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

Properties

At December 31, 2008, the Company owned or had interests in a portfolio of 147 commercial real estate properties (139 properties at December 31, 2007) (the “Properties”) aggregating approximately 49.8 million net rentable square feet (approximately 43.8 million net rentable square feet at December 31, 2007), including 10 properties under construction totaling approximately 3.8 million net rentable square feet, and structured parking for approximately 35,617 vehicles containing approximately 11.2 million square feet. At December 31, 2008, the Properties consist of:

•	143 office properties, including 123 Class A office properties (including 10 properties under construction) and 20 Office/Technical properties;

•	one hotel; and

•	three retail properties.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company owns or controls undeveloped land parcels totaling approximately 509.3 acres. In addition, the Company has a minority interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At December 31, 2008, the Value-Added Fund had investments in 26 buildings comprised of an office property in Chelmsford, Massachusetts and office complexes in San Carlos, California and Mountain View, California.

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

The Company records acquired “above-” and “below-market” leases at their fair value (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market leases. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses.

Real estate is stated at depreciated cost. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development.

The Company reviews its long-lived assets used in operations for impairment following the end of each quarter and when there is an event or change in circumstances that indicates an impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be “long-lived assets to be held and used,” as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair value.

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

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project commences and capitalization begins, and when a development project is substantially complete and held available for occupancy and capitalization must cease, involves a degree of judgment. The Company’s capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Projects.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs necessary to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company begins the capitalization of costs during the pre-construction period

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which it defines as activities that are necessary to the development of the property. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction. Interest costs capitalized for the years ended December 31, 2008, 2007 and 2006 were $41.9 million, $31.0 million and $5.9 million, respectively. Salaries and related costs capitalized for the years ended December 31, 2008, 2007 and 2006 were $7.8 million, $6.9 million and $4.2 million, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and investments with maturities of three months or less from the date of purchase. The majority of the Company’s cash and cash equivalents are held at major commercial banks which may at times exceed the Federal Deposit Insurance Corporation limit of $250,000. The Company has not experienced any losses to date on its invested cash.

Cash Held in Escrows

Escrows include amounts established pursuant to various agreements for security deposits, property taxes, insurance and other costs.

Investment in Securities

The Company accounts for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. At December 31, 2008, investment in securities is comprised of an investment in an

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unregistered money market fund and investments in an account associated with the Company’s deferred compensation plan (See Note 16). The investment in the unregistered money market fund was previously included in Cash and Cash Equivalents. In December 2007, the fund suspended cash redemptions by investors; investors may elect in-kind redemptions of the underlying securities or maintain their investment in the fund and receive distributions as the underlying securities mature or are liquidated by the fund sponsor. As a result, the Company has retained this investment for a longer term than originally intended, and the valuation of the Company’s investment is subject to changes in market conditions. Because interests in this fund are now valued at less than their $1.00 par value, the Company recognized losses of approximately $1.4 million and $0.3 million on its investment during the years ended December 31, 2008 and 2007, respectively. The Company also maintains a deferred compensation plan that is designed to allow officers of the Company to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2008 and 2007, the Company has funded approximately $6.6 million and $8.3 million, respectively, into a separate account, which is not restricted as to its use. The Company recognized income (losses) of approximately $(3.2) million and $0.3 million on its investments in the account associated with the Company’s deferred compensation plan during the years ended December 31, 2008 and 2007, respectively.

Tenant and other receivables

Tenant and other accounts receivable, other than accrued rents receivable, are expected to be collected within one year.

Deferred Charges

Deferred charges include leasing costs and financing fees. Leasing costs include an allocation for acquired intangible in-place lease values and direct and incremental fees and costs incurred in the successful negotiation of leases, including brokerage, legal, internal leasing employee salaries and other costs which have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Internal leasing salaries and related costs capitalized for the years ended December 31, 2008, 2007 and 2006 were $4.4 million, $4.1 million and $2.8 million, respectively. External fees and costs incurred to obtain long-term financing have been deferred and are being amortized over the terms of the respective loans on a basis that approximates the effective interest method and are included with interest expense. Unamortized financing and leasing costs are charged to expense upon the early repayment or significant modification of the financing or upon the early termination of the lease, respectively. Fully amortized deferred charges are removed from the books upon the expiration of the lease or maturity of the debt.

Investments in Unconsolidated Joint Ventures

Except for ownership interests in variable interest entities for which the Company is the primary beneficiary, the Company accounts for its investments in joint ventures under the equity method of accounting because it exercises significant influence over, but does not control, these entities. The Company’s judgment with respect to its level of influence or control of an entity and whether it is the primary beneficiary of a variable interest entity involves the consideration of various factors including the form of the Company’s ownership interest, its representation in the entity’s governance, the size of its investment (including loans), estimates of future cash flows, its ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace the Company as manager and/or liquidate the venture, if applicable. The Company’s assessment of its influence or control over an entity affects the presentation of these investments in the Company’s consolidated financial statements.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the life of the related asset. Under the equity method of accounting, the net equity investment of the Company is reflected within the Consolidated Balance Sheets, and the Company’s share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses, however, the Company’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. For ownership interests in variable interest entities, the Company consolidates those in which it is the primary beneficiary. The Company’s investments in unconsolidated joint ventures are reviewed for impairment periodically and the Company records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. The Company will record an impairment charge if it determines that a decline in the value of an investment in an unconsolidated joint venture is other than temporary.

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

Dividends

Earnings and profits, which determine the taxability of dividends to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of gains on the sale of real property, revenue and expense recognition, compensation expense, and in the estimated useful lives and basis used to compute depreciation.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax treatment of common dividends per share for federal income tax purposes is as follows:

	For the year ended December 31,
	2008			2007			2006
	Per Share		%	Per Share		%	Per Share		%
Ordinary income	$2.55		51.83%	$2.03		26.15%	$1.19		17.43%
Capital gain income	—		—	5.75		73.85%	5.65		82.57%
Return of capital	2.37		48.17%	—		—	—		—

Total	$4.92	(1)	100.00%	$7.78	(1)(2)	100.00%	$6.84	(2)	100.00%

(1)	Includes the special dividend of $5.98 per common share paid on January 30, 2008 of which approximately $3.40 per common share is allocable to 2007 and approximately $2.58 is allocable to 2008.
(2)	Includes the special dividend of $5.40 per common share paid on January 30, 2007 of which approximately $3.66 per common share is allocable to 2006 and approximately $1.74 is allocable to 2007.

Revenue Recognition

Contractual rental revenue is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenue by approximately $24.5 million, $39.1 million and $53.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, as the revenue recorded exceeded amounts billed. The straight-line rent adjustment for the year ended December 31, 2008 includes an approximately $21.0 million decrease due to the establishment of reserves for the full amount of the accrued straight-line rent balances associated with two of the Company’s leases in New York City. In accordance with SFAS No. 141, the Company recognizes rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the terms of the respective leases. The impact of the acquired in-place “above-” and “below-market” leases increased revenue by approximately $5.4 million, $5.9 million and $3.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Accrued rental income, as reported on the Consolidated Balance Sheets, represents rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements. The Company maintains an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. The Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectibility differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The credit risk is mitigated by the high quality of the Company’s existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of the Company’s portfolio to identify potential problem tenants.

Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs are recognized as revenue in the period during which the expenses are incurred. Tenant reimbursements are recognized and presented in accordance with EITF Issue 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“Issue 99-19”). Issue 99-19 requires that these reimbursements be recorded on a gross basis, as the Company is generally the primary obligor with respect to purchasing goods and services from third- party suppliers, has discretion in selecting the supplier and has credit risk. The Company also receives reimbursement of payroll and payroll related costs from third parties which the Company reflects on a net basis in accordance with Issue 99-19.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s hotel revenues are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. Hotel revenues are recognized as earned.

The Company receives management and development fees from third parties. Management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis, because such fees are contingent upon the collection of rents. The Company reviews each development agreement and records development fees as earned depending on the risk associated with each project. Profit on development fees earned from joint venture projects is recognized as revenue to the extent of the third party partners’ ownership interest.

Gains on sales of real estate are recognized pursuant to the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” The specific timing of a sale is measured against various criteria in SFAS No. 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, the Company defers gain recognition and accounts for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the sales criteria are met.

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

For purposes of disclosure, the Company calculates the fair value of mortgage notes payable and unsecured senior notes. The Company discounts the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt and unsecured notes based on a current market rate. In determining the current market rate, the Company adds its estimation of a market spread to the quoted yields on federal government treasury securities with similar maturity dates to its debt. Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair value of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The aggregate carrying value of the Company’s long-term indebtedness exceeded the fair value by approximately $875.8 million at December 31, 2008.

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity. The Company recognized net derivative losses of approximately $17.0 million for the year ended December 31, 2008 (See Note 6).

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

In January 2002, the Company formed a taxable REIT subsidiary, IXP, Inc. (IXP) which acts as a captive insurance company and is one of the elements of its overall insurance program. On September 27, 2006, IXP, Inc. was merged into IXP, LLC, a wholly owned subsidiary, and all insurance policies issued by IXP, Inc. were cancelled and reissued by IXP, LLC. The accounts of IXP are consolidated within the Company. IXP, Inc. was a captive TRS that was subject to tax at the federal and state level. Accordingly, the Company has recorded a tax provision in the Company’s Consolidated Statements of Operations for the year ended December 31, 2006.

Effective July 1, 2002, the Company restructured the leases with respect to its ownership of its hotel properties by forming a taxable REIT subsidiary. The hotel taxable REIT subsidiary, a wholly owned subsidiary of the Operating Partnership, is the lessee pursuant to leases for each of the hotel properties. As lessor, the Operating Partnership is entitled to a percentage of gross receipts from the hotel properties. Marriott International, Inc. continues to manage the hotel properties under the Marriott name and under terms of the existing management agreements. In connection with the restructuring, the revenue and expenses of the hotel properties are being reflected in the Company’s Consolidated Statements of Operations. The Company currently owns one hotel property. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, the Company has recorded a tax provision in the Company’s Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006.

The net difference between the tax basis and the reported amounts of the Company’s assets and liabilities is approximately $1.2 billion and $756 million as of December 31, 2008 and 2007, respectively, which is primarily related to the difference in basis of contributed property and accrued rental income.

Certain entities included in the Company’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following reconciles GAAP net income to taxable income:

	For the year ended December 31,
	2008	2007	2006
	(in thousands)
Net income available to common shareholders	$125,232	$1,324,690	$873,635
Straight-line rent adjustments	(20,432)	(36,988)	(48,563)
Book/Tax differences from depreciation and amortization	78,047	41,783	65,213
Book/Tax differences on gains/losses from capital transactions	(28,502)	(282,521)	67,316
Book/Tax differences from stock-based compensation	(19,300)	(44,277)	(100,292)
Deemed dividend to convertible debt holders	—	(59,841)	(22,349)
Impairment loss on investments in unconsolidated joint ventures	161,000	—	—
Other book/tax differences, net	13,448	(18,785)	(37,860)

Taxable income	$309,493	$924,061	$797,100

Stock-based employee compensation plans

At December 31, 2008, the Company has a stock-based employee compensation plan. Effective January 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” using the modified prospective application method for stock compensation awards. In addition, effective January 1, 2005, the Company adopted early SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment,” which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.

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

3.	Real Estate

Real estate consisted of the following at December 31 (in thousands):

	2008	2007
Land	$1,976,489	$1,846,522
Land held for future development	228,300	249,999
Real estate held for sale, net	—	221,606
Buildings and improvements	6,698,316	6,440,088
Tenant improvements	862,315	770,444
Furniture, fixtures and equipment	22,929	20,474
Development in process	829,995	700,762

Total	10,618,344	10,249,895
Less: Accumulated depreciation	(1,768,785)	(1,531,707)

	$8,849,559	$8,718,188

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Development

On February 5, 2008, the Company executed 60-year ground leases with The George Washington University for the redevelopment of a site at Pennsylvania Avenue and Washington Circle in the District of Columbia as a mixed-use project comprised of approximately 450,000 square feet of office and retail space and 330,000 square feet of residential space. The Company has commenced construction on the project.

On May 12, 2008, the Company acquired the remaining development rights for its 250 West 55th Street development project located in New York City for an aggregate purchase price of approximately $34.2 million. The acquisition was financed with approximately $19.2 million of cash and the issuance to the selling entity of 150,000 OP Units.

During the year ended December 31, 2008, the Company commenced construction of the Corporate Center of Weston, a build-to-suit Class A office project with approximately 356,000 net rentable square feet located in Weston, Massachusetts.

During the year ended December 31, 2008, the Company placed in-service the following development properties:

•	505 9th Street, a Class A office project with approximately 323,000 net rentable square feet located in Washington, DC (owned by a consolidated joint venture in which the Company has a 50% interest);

•	77 CityPoint, a Class A office project with approximately 210,000 net rentable square feet located in Waltham, Massachusetts;

•	South of Market, comprised of three Class A office properties aggregating approximately 652,000 net rentable square feet located in Reston, Virginia; and

•	One Preserve Parkway, a Class A office project with approximately 183,000 net rentable square feet located in Rockville, Maryland (partially placed in-service).

Dispositions

On January 7, 2008, the Company transferred at cost Mountain View Research Park and Mountain View Technology Park to its Value-Added Fund for an aggregate of approximately $221.6 million. The Research Park properties are comprised of sixteen Class A office and office/technical properties aggregating approximately 601,000 net rentable square feet located in Mountain View, California. The Technology Park properties are comprised of seven office/technical properties aggregating approximately 135,000 net rentable square feet located in Mountain View, California. In consideration for the transfer, the Company received approximately

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$98.6 million of cash and a promissory note having a principal amount of $123.0 million. The promissory note bore interest at a fixed rate of 7% per annum and was scheduled to mature in October 2008. On March 27, 2008, the Value-Added Fund repaid $23.0 million of the financing with proceeds from third-party mortgage financing collateralized by the Mountain View Technology Park properties. On May 30, 2008, the Value-Added Fund repaid the remaining $100.0 million of the financing with proceeds from third-party mortgage financing collateralized by the Mountain View Research Park properties.

On April 14, 2008, the Company sold a parcel of land located in Washington, DC for approximately $33.7 million. The Company had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to the Company’s involvement in the construction of the project, the gain on sale has been deferred and will be recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. As a result, the Company recognized a gain on sale during the year ended December 31, 2008 of approximately $8.5 million (net of minority interest share of approximately $1.4 million).

During the year ended December 31, 2008, the Company signed a new qualifying lease for approximately 17,454 net rentable square feet of its remaining 25,409 net rentable square foot master lease obligation related to the 2006 sale of 280 Park Avenue resulting in the recognition of approximately $20.0 million (net of minority interest share of approximately $3.4 million) as additional gain on sale of real estate. The Company had deferred approximately $67.3 million of the gain on sale of 280 Park Avenue, which amount represented the maximum obligation under the master lease. As of December 31, 2008, the remaining master lease obligation totaled approximately $0.9 million.

4.	Deferred Charges

Deferred charges consisted of the following at December 31, (in thousands):

	2008	2007
Leasing costs	$416,299	$375,004
Financing costs	68,626	55,580

	484,925	430,584
Less: Accumulated amortization	(158,524)	(143,385)

	$326,401	$287,199

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consists of the following at December 31, 2008:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%

The Metropolitan Square Associates LLC	Metropolitan Square	51.0%(1)

BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0%(2)

WP Project Developer LLC	Wisconsin Place Land and Infrastructure	23.9%(3)(4)

Wisconsin Place Retail LLC	Wisconsin Place Retail	5.0%(3)

Eighth Avenue and 46th Street Entities	Eighth Avenue and 46th Street	50.0%(3)

Boston Properties Office Value-Added Fund, L.P.	300 Billerica Road, One & Two Circle Star Way and Mountain View Research and Technology Parks	36.9%(2)(5)

Annapolis Junction NFM, LLC	Annapolis Junction	50.0%(3)

767 Venture, LLC	The General Motors Building	60.0%(1)

2 GCT Venture, LLC	Two Grand Central Tower	60.0%(1)

540 Madison Venture, LLC	540 Madison Avenue	60.0%(1)

125 West 55th Street Venture, LLC	125 West 55th Street	60.0%(1)

(1)	The Company has determined that these entities are not VIEs and that its joint venture partners have substantive participating rights with respect to the assets and operations of the properties, pursuant to the joint venture agreements.
(2)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(3)	These properties have been partially placed in-service or are not in operation (i.e., under construction or assembled land).
(4)	Represents the Company’s effective ownership interest. The Company has a 66.67%, 5% and 0% interest in the office, retail and residential joint venture entities, respectively, each of which owns a 33.33% interest in the entity developing and owning the land and infrastructure of the project.
(5)	Represents the Company’s effective ownership interest. The Company has a 25.0% interest in the 300 Billerica Road and One & Two Circle Star Way properties and a 39.5% interest in the Mountain View Research and Technology Park properties.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

On January 7, 2008, the Company transferred at cost Mountain View Research Park and Mountain View Technology Park to its Value-Added Fund for an aggregate of approximately $221.6 million. The Research Park properties are comprised of sixteen Class A office and office/technical properties aggregating approximately 601,000 net rentable square feet located in Mountain View, California. The Technology Park properties are comprised of seven office/technical properties aggregating approximately 135,000 net rentable square feet located in Mountain View, California. In consideration for the transfer, the Company received approximately $98.6 million of cash and a promissory note having a principal amount of $123.0 million. The promissory note bore interest at a fixed rate of 7% per annum and was scheduled to mature in October 2008. In connection with the transfer of the Research Park and Technology Park properties to the Value-Added Fund, the Company and its partners agreed to certain modifications to the Value-Added Fund’s original terms, including bifurcating the Value-Added Fund’s promote structure such that Research Park and Technology Park will be accounted for

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

separately from the non-Mountain View properties owned by the Value-Added Fund (i.e., Circle Star and 300 Billerica Road). As a result of the modifications, the Company’s interest in the Mountain View properties is approximately 39.5% and its interest in the non-Mountain View properties is 25%. This investment completes the investment commitments for new properties from the Value-Added Fund partners.

On January 29, 2008, the Wisconsin Place joint venture entity that owns and is developing the land and infrastructure components of the project (the “Land and Infrastructure Entity”) (a joint venture entity in which the Company owns an effective interest of approximately 23.89%) executed a second amendment to its construction loan agreement. The construction financing consisted of a $69.1 million commitment, bearing interest at a per annum variable rate equal to LIBOR plus 1.50% and maturing on March 11, 2009. The outstanding balance on the construction loan was approximately $52.6 million out of the $69.1 million commitment. The amended agreement provides for a reduction in the loan commitment amount to $36.9 million. The reduction relates to the repayment of the office portion of the outstanding balance totaling approximately $24.9 million and an additional reduction in the borrowing capacity of approximately $7.3 million with a corresponding release of collateral in conjunction with the Wisconsin Place joint venture entity that owns and is developing the office component of the project (a consolidated joint venture entity in which the Company owns a 66.67% interest) obtaining new construction financing for its project. On April 29, 2008, the Land and Infrastructure Entity repaid the balance of the construction loan totaling approximately $29.4 million. The repayment relates to the repayment of the residential portion of the outstanding balance in conjunction with the Wisconsin Place joint venture entity that owns and is developing the residential component of the project (a joint venture entity in which the Company does not own an interest) obtaining new construction financing for its project.

On March 27, 2008, the Value-Added Fund obtained third-party mortgage financing totaling $26.0 million (of which $24.0 million was drawn at closing and approximately $38,000 was drawn to fund tenant and capital costs, with the remaining amount available to fund future tenant and capital costs) collateralized by the Mountain View Technology Park properties. The third-party mortgage financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum and matures on March 31, 2011 with two, one-year extension options. The proceeds of the third-party mortgage financing were used to repay $23.0 million of the financing provided by the Company. On June 12, 2008, the Value-Added Fund entered into an interest rate swap contract related to the mortgage loan collateralized by the Mountain View Technology Park properties with a notional amount of $24.0 million to fix the one-month LIBOR index rate at 4.085% per annum through maturity on March 31, 2011.

On May 30, 2008, the Company’s Value-Added Fund obtained mortgage financing totaling $120.0 million (of which $103.0 million was drawn at closing, $3.3 million was drawn to fund tenant and capital costs, with the remaining $13.7 million available to fund future tenant and capital costs) collateralized by the Mountain View Research Park properties. The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on May 31, 2011 with two, one-year extension options. The Value-Added Fund entered into three interest rate swap contracts with notional amounts aggregating $103.0 million to fix the one-month LIBOR index rate at 3.63% per annum through April 1, 2011. The proceeds of the mortgage financing were used to repay the remaining $100.0 million of financing provided by the Company.

On June 9, 2008, the Company completed the acquisition of the General Motors Building in New York City for a purchase price of approximately $2.8 billion. The General Motors Building is an approximately 1,770,000 net rentable square foot office building located at the corner of 5th Avenue and Central Park South in New York City. The acquisition was completed through a joint venture among the Company, US Real Estate Opportunities I, L.P., which is a partnership managed by Goldman Sachs, and Meraas Capital LLC, a Dubai-based private equity firm. The Company has a 60% interest in the venture and provides customary property management and

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

leasing services for the venture. The purchase price consisted of approximately $890 million of cash, the issuance to the selling entity of 102,883 OP Units and the assumption of approximately $1.9 billion of secured and mezzanine loans having a weighted average fixed interest rate of 5.97% per annum, all of which mature in October 2017. In addition, the venture acquired the lenders’ interest in a portion of the assumed mezzanine loans having an aggregate principal amount of $294.0 million and a stated interest rate of 6.02% per annum for a purchase price of approximately $263.1 million in cash. The purchase price was financed in part with loans from the venture’s partners on a pro rata basis totaling $450.0 million, which bear interest at a fixed rate of 11.0% per annum and mature on June 9, 2017. The Company’s share of the partner loans totaling $270.0 million has been reflected in Related Party Note Receivable on the Company’s Consolidated Balance Sheets. The Company has eliminated interest income from its partner loan totaling approximately $16.9 million. In connection with the loan assumption, the Company has guaranteed the joint venture’s obligation to fund various escrows including tenant improvements, taxes and insurance in lieu of cash deposits. As of December 31, 2008, the maximum funding obligation under the guarantee was approximately $31.2 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. In connection with the closing, the Company and the joint venture entered into a tax protection agreement with the seller that restricts the joint venture’s ability to sell the General Motors Building in a taxable transaction and requires the Company and the joint venture to maintain certain amounts of indebtedness associated with the property and its acquisition for a period of up to nine years.

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

On August 12, 2008, the Company completed the acquisitions of 540 Madison Avenue and Two Grand Central Tower located in New York City, New York for an aggregate purchase price of approximately $705.0 million. 540 Madison Avenue is a 39-story building located at Madison Avenue at 55th Street that contains approximately 292,000 rentable square feet. Two Grand Central Tower is a 44-story mid-block tower that runs from 44th to 45th Street between Lexington and Third Avenue and contains approximately 664,000 rentable square feet. On August 13, 2008, the Company completed the acquisition of 125 West 55th Street also located in New York City, New York for a purchase price of approximately $444.0 million. 125 West 55th Street is a 23-story building, spanning from 55th to 56th Street between Avenue of the Americas and Seventh Avenue, that contains approximately 591,000 rentable square feet. Each acquisition was completed through a joint venture among the Company, US Real Estate Opportunities I, L.P. and Meraas Capital LLC. The Company has a 60% interest in each venture and provides customary property management and leasing services for the ventures. The acquisitions were financed with cash contributions from the ventures’ partners aggregating approximately $575.6 million and the assumption of approximately $573.4 million of secured and mezzanine loans. The carrying value of the debt that was assumed as part of the transactions consists of the following:

•	540 Madison Avenue—two secured loans having an aggregate principal amount of $119.9 million and a weighted-average fixed interest rate of 5.20% per annum, each of which matures in July 2013;

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 8, 2008, a joint venture in which the Company has a 50% interest placed in-service Annapolis Junction, a 118,000 net rentable square foot Class A office property located in Annapolis, Maryland.

During December 2008, the Company recognized impairment charges which represented the other-than-temporary decline in the fair values below the carrying values of certain of the Company’s investments in unconsolidated joint ventures. In accordance with Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (APB No. 18), a loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized. Unlike SFAS No. 144, potential impairments under APB No. 18 result from fair values derived based on discounted cash flows and other valuation techniques which are more sensitive to current market conditions. As a result, the Company recognized non-cash impairment charges of approximately $31.9 million, $74.3 million, $45.1 million and $13.8 million on its investments in 540 Madison Avenue, Two Grand Central Tower, 125 West 55th Street and the Company’s Value-Added Fund, respectively.

During December 2008, the unconsolidated joint venture in which the Company has a 50% interest suspended development activity on its Eighth Avenue and 46th Street project located in New York City. The proposed project was comprised of an assemblage of land parcels and air-rights, including contracts to acquire land parcels and air-rights, on which the joint venture was to construct a Class A office property. As a result, the Company recognized a charge totaling approximately $23.2 million (including approximately $2.9 million of non-cash impairment charges in accordance with APB No. 18), which represented the Company’s share of land and air-rights impairment losses, forfeited contract deposits and previously incurred planning and pre-development costs.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined summarized financial information of the unconsolidated joint ventures is as follows (in thousands):

	December 31,
Balance Sheets	2008	2007
Real estate and development in process, net	$5,235,149	$700,646
Other assets	824,232	109,318

Total assets	$6,059,381	$809,964

Mortgage and Notes payable	$3,189,549	$565,568
Other liabilities	1,215,849	39,290
Members’/Partners’ equity	1,653,983	205,106

Total liabilities and members’/partners’ equity	$6,059,381	$809,964

Company’s share of equity	$948,222	$79,074
Basis differential(1)	(165,462)	2,598

Carrying value of the Company’s investments in unconsolidated joint ventures	$782,760	$81,672

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. Basis differentials occur from impairment of investments and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

Statements of Operations	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Total revenue(1)	$363,168	$95,064	$103,050
Expenses
Operating	101,670	35,546	33,595
Interest	139,154	31,883	34,899
Depreciation and amortization	144,712	21,386	23,959
Impairment loss	40,570	—	—
Loss from early extinguishment of debt	152	146	205

Total expenses	426,258	88,961	92,658

Income (loss) before gain on sale of real estate	(63,090)	6,103	10,392
Gain on sale of real estate	—	32,777	51,384

Net income (loss)	$(63,090)	$38,880	$61,776

Company’s share of net income (loss)	$(30,910)	$20,428	$24,507
Impairment loss on investments	(168,040)	—	—
Elimination of inter-entity interest on partner loan	16,932	—	—

Income (loss) from investment in unconsolidated joint ventures	$(182,018)	$20,428	$24,507

(1)	Includes straight-line rent adjustments of $14.9 million, $2.2 million and $3.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Includes “above” and “below” market rent adjustments of $91.7 million, $(3.2) million and $(1.4) million for the years ended December 31, 2008, 2007 and 2006, respectively.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Mortgage Notes Payable

The Company had outstanding mortgage notes payable totaling approximately $2.7 billion as of December 31, 2008 and 2007, each collateralized by one or more buildings and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through August 1, 2021.

Fixed rate mortgage notes payable totaled approximately $2.4 billion and $2.6 billion at December 31, 2008 and 2007, respectively, with contractual interest rates ranging from 5.55% to 8.54% per annum (averaging 6.50% and 6.55% at December 31, 2008 and 2007, respectively).

Variable rate mortgage notes payable (including construction loans payable) totaled approximately $285.5 million and $122.9 million at December 31, 2008 and 2007, respectively, with an interest rate of 1.25% above the London Interbank Offered Rate (“LIBOR”) at December 31, 2007 and ranging from 1.00% to 1.75% above LIBOR at December 31, 2008. As of December 31, 2008 and 2007, the LIBOR rate was 0.44% and 4.60%, respectively.

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 13, 2008, the Company obtained mortgage financing totaling $375.0 million collateralized by its Four Embarcadero Center property located in San Francisco, California. The mortgage loan bears interest at a fixed rate of 6.10% per annum and matures on December 1, 2016.

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

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments. The Company has formally documented all of its relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. All components of the treasury locks and forward-starting interest rate swap contracts were included in the assessment of hedge effectiveness. During the year ended December 31, 2008, the Company modified the estimated dates with respect to its anticipated financings under the interest rate hedging program. As a result, during the first through third quarters of 2008, the Company recognized a net derivative loss aggregating approximately $3.3 million representing the partial ineffectiveness of the interest rate contracts. In addition, on September 9, 2008, the Company executed an interest rate lock agreement with lenders at an all-in fixed rate, inclusive of the credit spread, of 6.10% per annum for an eight-year, $375.0 million loan collateralized by its Four Embarcadero Center property located in San Francisco, California. The Company’s interest rate hedging program contemplated a financing with a ten-year term and, as a result, under SFAS No. 133, during the third quarter of 2008 the Company recognized a net derivative loss of approximately $6.6 million representing the partial ineffectiveness of its interest rate contracts. The Company will reclassify into earnings over the eight-year term of the Four Embarcadero Center loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on its consolidated balance sheet within accumulated other comprehensive loss, which amounts represent the effective portion of the applicable interest rate hedging contracts. The Company’s interest rate hedging program also contemplated obtaining additional financing of at least $150.0 million by the end of 2008. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, the Company determined that it

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would be unable to complete the financing by the required date under its hedging program. As a result, during the fourth quarter of 2008, the Company recognized a net derivative loss of approximately $7.2 million representing the ineffectiveness of its remaining interest rate hedging contracts.

Seven mortgage loans totaling approximately $350.2 million at December 31, 2008 and approximately $357.6 million at December 31, 2007 have been accounted for at their fair values on the date the mortgage loans were assumed. The impact of recording the mortgage loans at fair value resulted in a decrease to interest expense of $4.3 million, $4.2 million and $3.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The cumulative liability related to the fair value adjustments was $13.2 million and $17.6 million at December 31, 2008 and 2007, respectively, and is included in mortgage notes payable.

Contractual aggregate principal payments of mortgage notes payable at December 31, 2008 are as follows:

Principal Payments
(in thousands)
2009	$274,659
2010	161,489
2011	620,808
2012	105,059
2013	100,436
Thereafter	1,384,957

7.	Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of December 31, 2008 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.381%	$750,000	01/15/13
10 Year Unsecured Senior Notes	6.250%	6.291%	175,000	01/15/13
12 Year Unsecured Senior Notes	5.625%	5.693%	300,000	04/15/15
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	06/01/15

Total principal			1,475,000
Net discount			(2,625)

Total			$1,472,375

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2008 and 2007, the Company was in compliance with each of these financial restrictions and requirements.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of December 31, 2008 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
2.875% Exchangeable Senior Notes	2.875%	3.462%	7.0430	(3)	862,500	February 20, 2012	February 15, 2037
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(4)	450,000	May 18, 2013	May 15, 2036

Total principal					2,060,000
Net discount					(21,101)

Total					$2,038,899

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of the Company’s common stock). In addition, the Company entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions are expected to have the effect of increasing the effective exchange price to the Company of the notes from $117.58 to approximately $137.17 per share, representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of the Company’s common stock. The net cost of the capped call transactions was approximately $44.4 million.
(3)	In connection with the special dividend of $5.98 per share of common stock declared on December 17, 2007, the exchange rate was adjusted from 6.6090 to 7.0430 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $141.98 per share of the Company’s common stock.
(4)	In connection with the special dividend of $5.98 per share of common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of the Company’s common stock.

3.625% Exchangeable Senior Notes due 2014

On August 19, 2008, the Company’s Operating Partnership completed an offering of $747.5 million in aggregate principal amount (including $97.5 million as a result of the exercise by the initial purchasers of their over-allotment option) of its 3.625% exchangeable senior notes due 2014. The notes were priced at 99.0% of their face amount, resulting in aggregate net proceeds to the Company, after deducting the initial purchasers’ discounts and offering expenses, of approximately $731.6 million, resulting in an effective interest rate of approximately 4.037% per annum. The notes mature on February 15, 2014, unless earlier repurchased, exchanged or redeemed.

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

9.	Unsecured Line of Credit

On June 6, 2008, the Company’s Operating Partnership utilized an accordion feature under its unsecured revolving credit facility (the “Unsecured Line of Credit”) with a consortium of lenders to increase the current lenders’ total commitment under the Unsecured Line of Credit from $605.0 million to $923.3 million. On July 21, 2008, the Company’s Operating Partnership further increased the total commitment from $923.3 million to $1.0 billion. All other material terms under the facility remain unchanged. The Company’s Unsecured Line of

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit bears interest at a variable interest rate equal to Eurodollar plus 0.475% per annum and matures on August 3, 2010, with a provision for a one-year extension at the option of the Company, subject to certain conditions. The Unsecured Line of Credit is a recourse obligation of the Company’s Operating Partnership. Under the Unsecured Line of Credit, a facility fee equal to 0.125% per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in the Operating Partnership’s unsecured debt ratings. The Unsecured Line of Credit involves a syndicate of lenders. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a negotiated LIBOR-based rate. The Company had an outstanding balance on the Unsecured Line of Credit of $100.0 million at December 31, 2008. The weighted-average balance outstanding was approximately $132.8 million and $30.1 million during the years ended December 31, 2008 and 2007, respectively. The weighted-average interest rate on amounts outstanding was approximately 3.58% and 5.64% during the year ended December 31, 2008 and 2007, respectively.

The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within 180 days, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within 180 days, (5) a minimum net worth requirement, (6) an unsecured debt interest coverage ratio of at least 1.75 and (7) limitations on permitted investments, development, partially owned entities, business outside of commercial real estate and commercial non-office properties. At December 31, 2008 and 2007, the Company was in compliance with each of these financial and other covenant requirements.

10.	Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

The Company has letter of credit and performance obligations of approximately $22.3 million related to lender and development requirements.

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

The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”). Currently, the Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism certified under TRIA. The Company currently insures certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), in separate stand alone insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including coverage for acts of terrorism certified under TRIA, with $1.375 billion of coverage for losses in excess of $250 million being provided by NYXP, LLC, as a direct insurer. The Company also currently carry nuclear, biological, chemical and radiological terrorism insurance coverage (“NBCR Coverage”) for acts of terrorism certified under TRIA, which is provided by IXP, LLC as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding the properties owned by the Company’s Value-Added Fund and certain other properties owned in joint ventures with third parties or which we manage. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100 million and the coinsurance is 15%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

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

IXP, LLC (“IXP”), a captive insurance company which is a wholly-owned subsidiary of the Company, acts as a direct insurer with respect to a portion of the Company’s earthquake insurance coverage for its Greater San Francisco properties and the Company’s NBCR Coverage for acts of terrorism certified under TRIA. NYXP, LLC (“NYXP”), a captive insurance company which is a wholly-owned subsidiary of the Company, acts as a direct insurer with respect to a portion of the Company’s coverage for acts of terrorism certified under TRIA for 767 Fifth Avenue. Currently, NYXP only insures losses which exceed the program trigger under TRIA and NYXP reinsures with a third-party insurance company any coinsurance payable under TRIA. Insofar as the Company owns IXP and NYXP, it is responsible for their liquidity and capital resources, and the accounts of IXP and NYXP are part of the Company’s consolidated financial statements. In particular, if a loss occurs which is covered by the Company’s NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. IXP and NYXP would also be responsible for any recoupment charges by the Federal Government in the event losses are paid out and their insurance policies are maintained after the payout by the Federal Government. If the Company

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

experiences a loss and IXP or NYXP are required to pay under their insurance policies, the Company would ultimately record the loss to the extent of the required payment. Therefore, insurance coverage provided by IXP and NYXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

The mortgages on the Company’s properties typically contain requirements concerning the financial ratings of the insurers who provide policies covering the property. The Company provides the lenders on a regular basis with the identity of the insurance companies in the Company’s insurance programs. The ratings of some of the Company’s insurers are below the rating requirements in some of the Company’s loan agreements and the lenders for these loans could attempt to claim an event of default has occurred under the loan. The Company believes it could obtain insurance with insurers which satisfy the rating requirements. Additionally, in the future the Company’s ability to obtain debt financing secured by individual properties, or the terms of such financing, may be adversely affected if lenders generally insist on ratings for insurers which are difficult to obtain or which result in a commercially unreasonable premium. There can be no assurance that a deficiency in the financial ratings of one or more of the Company’s insurers will not have a material adverse effect on the Company.

The Company continues to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism and California earthquake risk in particular, but the Company cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. There are other types of losses, such as from wars or the presence of mold at the Company’s properties, for which the Company cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if the Company experiences a loss that is uninsured or that exceeds policy limits, the Company could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that the Company could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Company’s business and financial condition and results of operations.

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Environmental investigations at some of the Company’s properties and certain properties owned by affiliates of the Company have identified groundwater contamination migrating from off-site source properties. In each case the Company engaged a licensed environmental consultant to perform the necessary investigations and assessments and to prepare any required submittals to the regulatory authorities. In each case the environmental consultant concluded that the properties qualify under the regulatory program or the regulatory practice for a status which eliminates certain deadlines for conducting response actions at a site. The Company also believes that these properties qualify for liability relief under certain statutory provisions or regulatory practices regarding upgradient releases. Although the Company believes that the current or former owners of the upgradient source properties may bear responsibility for some or all of the costs of addressing the identified groundwater contamination, the Company will take such further response actions (if any) that it deems necessary or advisable. Other than periodic testing at some of these properties, no such additional response actions are anticipated at this time.

Some of the Company’s properties and certain properties owned by the Company’s affiliates are located in urban, industrial and other previously developed areas where fill or current or historical uses of the areas have caused site contamination. Accordingly, it is sometimes necessary to institute special soil and/or groundwater handling procedures and/or include particular building design features in connection with development, construction and other property operations in order to achieve regulatory closure and/or ensure that contaminated materials are addressed in an appropriate manner. In these situations it is the Company’s practice to investigate the nature and extent of detected contamination and estimate the costs of required response actions and special handling procedures. The Company then uses this information as part of its decision-making process with respect to the acquisition and/or development of the property. For example, the Company owns a parcel in Massachusetts which was formerly used as a quarry/asphalt batching facility. Pre-purchase testing indicated that the site contained relatively low levels of certain contaminants. We have engaged a specially licensed environmental consultant to monitor environmental conditions at the site and prepare necessary regulatory submittals based on the results of an environmental risk characterization. A submittal has been made to the regulatory authorities in order to achieve regulatory closure at this site. The submittal included an environmental deed restriction that mandates compliance with certain protective measures in a portion of the site where low levels of residual soil contamination have been left in place in accordance with applicable laws. Development activities have

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commenced on the site and this work will be performed in accordance with the environmental deed restriction and other environmental requirements applicable to the site.

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

Tax Protection Obligations

In connection with the acquisition or contribution of six properties, the Company entered into agreements for the benefit of the selling or contributing parties which specifically state that until specified dates ranging from January 2009 to June 2017, or such time as the contributors do not hold at least a specified percentage of the OP Units owned by such person following the contribution of the properties, the Operating Partnership will not sell or otherwise transfer the properties in a taxable transaction. If the Company does sell or transfer the properties in a taxable transaction, it would be liable to the contributors for contractual damages.

11.	Minority Interests

Minority interests relate to the interest in the Operating Partnership not owned by the Company and interests in property partnerships not wholly-owned by the Company. As of December 31, 2008, the minority interest in the Operating Partnership consisted of 19,909,070 OP Units, 946,509 LTIP Units, 1,080,938 2008 OPP Units and 1,113,044 Series Two Preferred Units (or 1,460,688 OP Units on an as converted basis) held by parties other than the Company.

The minority interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $6.9 million and $25.8 million at December 31, 2008 and December 31, 2007, respectively, are included in Minority Interests on the accompanying Consolidated Balance Sheets.

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

On May 31, 2007 and June 15, 2007, the Company paid an aggregate of $25.0 million in connection with the agreement entered into in May 2006 to redeem the outside members’ equity interests in the limited liability company that owns Citigroup Center. The remaining unpaid redemption price, which was paid on January 5, 2009, is reflected at its fair value in Other Liabilities in the Company’s Consolidated Balance Sheets and totaled $25.0 million and $24.4 million at December 31, 2008 and 2007, respectively.

On February 5, 2008, the Company issued 1,085,861 2008 OPP Units. Prior to the measurement date on February 5, 2011, 2008 OPP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

distributions. After the measurement date, the number of 2008 OPP Units, both vested and unvested, which 2008 OPP award recipients have earned, if any, based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit. For a complete description of the terms of the 2008 OPP Units (See Note 17).

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

During the year ended December 31, 2007, 606,186 Series Two Preferred Units of the Operating Partnership were converted by the holders into 795,520 OP Units. In addition, the Company paid the accrued preferred distributions due to the holders of Preferred Units that were converted.

During the years ended December 31, 2008 and 2007, 631,297 and 1,342,226 OP Units, respectively, were presented by the holders for redemption and were redeemed by the Company in exchange for an equal number of shares of Common Stock. The aggregate book value of the OP Units that were redeemed, as measured for each OP Unit on the date of its redemption, was approximately $10.9 million and $30.6 million during the years ended December 31, 2008 and 2007, respectively. The difference between the aggregate book value and the purchase price of these OP Units was approximately $21.6 million and $112.7 million during the years ended December 31, 2008 and 2007, respectively, which increased the recorded value of the Company’s net assets.

The Preferred Units at December 31, 2008 consist solely of 1,113,044 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) an increasing rate, ranging from 5.00% to 7.00% per annum (7.00% for the years ended December 31, 2008, 2007 and 2006) on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). Distributions to holders of Preferred Units are recognized on a straight-line basis that approximates the effective interest method.

On April 30, 2008, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit and a distribution on the 2008 OPP Units in the amount of $0.068 per unit, in each case payable to holders of record as of the close of business on March 31, 2008. On July 31, 2008, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit and a distribution on the 2008 OPP Units in the amount of $0.068 per unit, in each case payable to holders of record as of the close of business on June 30, 2008. On October 31, 2008, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit and a distribution on the 2008 OPP Units in the amount of $0.068 per unit, in each case payable to holders of record as of the close of business on September 30, 2008. On December 15, 2008, Boston Properties, Inc., as general partner of the Operating Partnership, declared a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit and a distribution on the 2008 OPP Units in the amount of $0.068 per unit, in each case payable on January 30, 2009 to holders of record as of the close of business on December 31, 2008.

On December 17, 2007, Boston Properties, Inc., as general partner of the Operating Partnership, declared a special cash distribution on the OP Units and LTIP Units in the amount of $5.98 per unit which was paid on January 30, 2008 to unitholders of record as of the close of business on December 31, 2007. The special cash

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Series Two Preferred Units may be converted into OP Units at the election of the holder thereof at any time. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company. In lieu of a cash redemption, the Company may elect to acquire such OP Unit for one share of Common Stock. The value of the OP Units (not owned by the Company and including LTIP Units assuming that all conditions have been met for the conversion thereof) and Series Two Preferred Units had such units been redeemed at December 31, 2008 was approximately $1,147.1 million and $80.3 million, respectively, based on the closing price of the Company’s common stock of $55.00 per share.

12.	Stockholders’ Equity

As of December 31, 2008, the Company had 121,180,655 shares of Common Stock outstanding.

On April 30, 2008, the Company paid a dividend in the amount of $0.68 per share of Common Stock to shareholders of record as of the close of business on March 31, 2008. On July 31, 2008, the Company paid a dividend in the amount of $0.68 per share of Common Stock to shareholders of record as of the close of business on June 30, 2008. On October 31, 2008, the Company paid a dividend in the amount of $0.68 per share of Common Stock to shareholders of record as of the close of business on September 30, 2008. On December 15, 2008, the Company’s Board of Directors declared a dividend in the amount of $0.68 per share of Common Stock payable on January 30, 2009 to shareholders of record as of the close of business on December 31, 2008.

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

During the years ended December 31, 2008 and 2007, the Company issued 631,297 and 1,342,226 shares of its Common Stock, respectively, in connection with the redemption of an equal number of OP Units.

During the years ended December 31, 2008 and 2007, the Company issued 1,058,133 and 659,798 shares of its Common Stock, respectively, upon the exercise of options to purchase Common Stock by certain employees.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Future Minimum Rents

The Properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2009 to 2049. The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of December 31, 2008, under non-cancelable operating leases which expire on various dates through 2049, are as follows:

Years Ending December 31,	(in thousands)
2009	$1,129,873
2010	1,098,647
2011	1,082,856
2012	996,892
2013	929,469
Thereafter	5,140,146

No single tenant represented more than 10.0% of the Company’s total rental revenue for the years ended December 31, 2008, 2007 and 2006.

14.	Segment Reporting

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Greater Boston, Greater Washington, DC, Midtown Manhattan, Greater San Francisco and New Jersey. Segments by property type include: Class A Office, Office/Technical and Hotels.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, interest expense, depreciation and amortization expense, net derivative losses, losses from investments in securities, losses from early extinguishments of debt, minority interests in property partnerships, income (loss) from unconsolidated joint ventures, minority interest in Operating Partnership, gains on sales of real estate and other assets (net of minority interest), income from discontinued operations (net of minority interest) and gains on sales of real estate from discontinued operations (net of minority interest) are not included in Net Operating Income as internal reporting addresses these items on a corporate level.

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information by geographic area and property type (dollars in thousands):

For the year ended December 31, 2008:

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A Office	$360,468	$282,166	$435,219	$214,202	$63,908	$1,355,963
Office/Technical	30,634	15,455	—	—	—	46,089
Hotels	36,872	—	—	—	—	36,872

Total	427,974	297,621	435,219	214,202	63,908	1,438,924
% of Grand Totals	29.74%	20.68%	30.25%	14.89%	4.44%	100.0%
Rental Expenses:
Class A Office	139,448	82,227	142,764	79,553	30,705	474,697
Office/Technical	9,650	3,683	—	—	—	13,333
Hotels	27,510	—	—	—	—	27,510

Total	176,608	85,910	142,764	79,553	30,705	515,540
% of Grand Totals	34.26%	16.66%	27.69%	15.43%	5.96%	100.0%

Net operating income	$251,366	$211,711	$292,455	$134,649	$33,203	$923,384

% of Grand Totals	27.22%	22.93%	31.67%	14.58%	3.60%	100.0%

For the year ended December 31, 2007:

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A Office	$336,974	$240,413	$443,382	$203,450	$67,582	$1,291,801
Office/Technical	28,085	14,333	—	—	—	42,418
Hotels	37,811	—	—	—	—	37,811

Total	402,870	254,746	443,382	203,450	67,582	1,372,030
% of Grand Totals	29.35%	18.57%	32.32%	14.83%	4.93%	100.0%
Rental Expenses:
Class A Office	129,643	68,749	137,404	78,597	29,422	443,815
Office/Technical	8,831	3,194	—	—	—	12,025
Hotels	27,765	—	—	—	—	27,765

Total	166,239	71,943	137,404	78,597	29,422	483,605
% of Grand Totals	34.38%	14.88%	28.41%	16.25%	6.08%	100.0%

Net operating income	$236,631	$182,803	$305,978	$124,853	$38,160	$888,425

% of Grand Totals	26.63%	20.58%	34.44%	14.05%	4.30%	100.0%

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2006:

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A Office	$305,576	$214,245	$515,401	$188,009	$64,717	$1,287,948
Office/Technical	26,973	13,195	—	—	—	40,168
Hotels	33,014	—	—	—	—	33,014

Total	365,563	227,440	515,401	188,009	64,717	1,361,130
% of Grand Totals	26.86%	16.71%	37.87%	13.81%	4.75%	100.0%
Rental Expenses:
Class A Office	117,377	57,477	154,957	71,809	28,221	429,841
Office/Technical	6,446	1,418	—	—	—	7,864
Hotels	24,966	—	—	—	—	24,966

Total	148,789	58,895	154,957	71,809	28,221	462,671
% of Grand Totals	32.16%	12.73%	33.49%	15.52%	6.10%	100.0%

Net operating income	$216,774	$168,545	$360,444	$116,200	$36,496	$898,459

% of Grand Totals	24.13%	18.76%	40.12%	12.93%	4.06%	100.0%

The following is a reconciliation of Net Operating Income to net income available to common shareholders (in thousands):

	Years ended December 31,
	2008	2007	2006
Net operating income	$923,384	$888,425	$898,459
Add:
Development and management services	30,518	20,553	19,820
Interest and other	18,958	89,706	36,677
Minority interests in property partnerships	(1,997)	(84)	2,013
Income (loss) from unconsolidated joint ventures	(182,018)	20,428	24,507
Gains on sales of real estate and other assets, net of minority interest	28,502	789,238	606,394
Gains on sales of real estate from discontinued operations, net of minority interest	—	220,350	—
Income from discontinued operations, net of minority interest	—	6,206	16,104
Less:
General and administrative	72,365	69,882	59,375
Interest expense	271,972	285,887	298,260
Depreciation and amortization	304,147	286,030	270,562
Net derivative losses	17,021	—	—
Losses from investments in securities	4,604	—	—
Losses from early extinguishments of debt	—	3,417	32,143
Minority interest in Operating Partnership	22,006	64,916	69,999

Net income available to common shareholders	$125,232	$1,324,690	$873,635

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Earnings Per Share

Earnings per share (“EPS”) has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net income and the number of common shares used in the computation of basic EPS, which is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. During 2004, the Company adopted EITF 03-6 “Participating Securities and the Two-Class Method under FASB 128” (“EITF 03-6”), which provides further guidance on the definition of participating securities. Pursuant to EITF 03-6, the Operating Partnership’s Series Two Preferred Units, which are reflected as Minority Interests in the Company’s Consolidated Balance Sheets, are considered participating securities and are included in the computation of basic and diluted earnings per share of the Company if the effect of applying the if-converted method is dilutive. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Operating Partnership, as well as Common Stock of the Company. Accordingly, for the reporting periods in which the Operating Partnership’s net income is in excess of distributions paid on the OP Units, LTIP Units and Series Two Preferred Units, such income is allocated to the OP Units, LTIP Units and Series Two Preferred Units in proportion to their respective interests and the impact is included in the Company’s consolidated basic and diluted earnings per share computation due to its holding of the Operating Partnership’s securities. For the year ended December 31, 2007, approximately $3.9 million was allocated to the Series Two Preferred Units in excess of distributions paid during the reporting period and is included in the Company’s computation of basic and diluted earnings per share. There were no amounts required to be allocated to the Series Two Preferred Units for the years ended December 31, 2008 and 2006. Because the 2008 OPP Units require the Company to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes all contingently issuable units from the diluted EPS calculation. For the year ended December 31, 2008, the absolute and relative return thresholds for the 2008 OPP Units were not met and as a result the 2008 OPP Units have been excluded from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of the Operating Partnership that are exchangeable for the Company’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	For the year ended December 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income available to common shareholders	$125,232	119,980	$1.04
Effect of Dilutive Securities:
Stock Based Compensation	—	1,319	(0.01)
Diluted Earnings:

Net income	$125,232	121,299	$1.03

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended December 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations and allocation of undistributed earnings of Series Two Preferred Units	$1,098,134	118,839	$9.24
Discontinued operations, net of minority interest	226,556	—	1.91
Allocation of undistributed earnings of Series Two Preferred Units	(3,912)	—	(0.04)

Net income available to common shareholders	1,320,778	118,839	11.11
Effect of Dilutive Securities:
Stock Based Compensation	—	1,763	(0.15)
Exchangeable Senior Notes	—	178	(0.02)
Diluted Earnings:

Net income	$1,320,778	120,780	$10.94

	For the year ended December 31, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income available to common shareholders before discontinued operations	$857,531	114,721	$7.48
Discontinued operations, net of minority interest	16,104	—	0.14

Net income available to common shareholders	873,635	114,721	7.62
Effect of Dilutive Securities:
Stock Based Compensation	—	2,356	(0.16)
Diluted Earnings:

Net income	$873,635	117,077	$7.46

16.	Employee Benefit Plans

Effective January 1, 1985, the predecessor of the Company adopted a 401(k) Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. Upon formation, the Company adopted the Plan and the terms of the Plan.

Effective January 1, 2000, the Company amended the Plan by increasing the Company’s matching contribution to 200% of the first 3% from 200% of the first 2% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of an amount established by the IRS ($225,000 in 2007 and $230,000 in 2008), indexed for inflation) and by eliminating the vesting requirement. The Company’s aggregate matching contribution for the years ended December 31, 2008, 2007 and 2006 was $2.7 million, $2.1 million and $2.2 million, respectively.

Effective January 1, 2001, the Company amended the Plan to provide a supplemental retirement contribution to employees who have at least ten years of service on January 1, 2001, and who are 40 years of age or older as of January 1, 2001. The maximum supplemental retirement contribution will not exceed the annual limit on contributions established by the Internal Revenue Service. The Company will record an annual supplemental retirement credit for the benefit of each participant. The Company’s supplemental retirement

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contribution and credit for the years ended December 31, 2008, 2007 and 2006 was $210,000, $178,000 and $191,000, respectively.

The Company also maintains a deferred compensation plan that is designed to allow officers of the Company to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2008 and 2007, the Company has funded approximately $6.6 million and $8.3 million, respectively, into a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the plan participants and earnings on the deferred compensation pursuant to investments elected by the plan participants. The Company’s liability as of December 31, 2008 and 2007 was $6.3 million and $8.3 million, respectively, which are included in the accompanying Consolidated Balance Sheets.

17.	Stock Option and Incentive Plan and Stock Purchase Plan

The Company has established a stock option and incentive plan for the purpose of attracting and retaining qualified employees and rewarding them for superior performance in achieving the Company’s business goals and enhancing stockholder value.

At the Company’s 2007 annual meeting of stockholders held on May 15, 2007, the Company’s stockholders approved an amendment and restatement of the Company’s 1997 Stock Option and Incentive Plan (the “1997 Plan”) that, among other things, (1) increased the limit on full value shares (i.e., awards other than stock options) that may be issued under the Plan by 2,500,000 shares, (2) extended the term of the Plan to May 15, 2017 and (3) added provisions that allow the Company to qualify certain grants under the Plan as “performance-based compensation” under Section 162(m) of the Internal Revenue Code.

Under the amended plan, the number of shares of Common Stock available for issuance is 4,019,174 shares. At December 31, 2008, the number of shares available for issuance under the plan was 2,489,545, of which a maximum of 2,036,086 shares may be granted as awards other than stock options.

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Each employee’s 2008 OPP Award is designated as a specified percentage of the aggregate outperformance pool. Assuming the applicable absolute and/or relative TRS thresholds are achieved at the end of the measurement period, the algebraic sum of the Absolute TRS Component and the Relative TRS Component will be calculated and then allocated among the 2008 OPP Award recipients in accordance with each individual’s percentage. Rewards earned with respect to 2008 OPP Awards will vest 25% on February 5, 2011, 25% on February 5, 2012, and 50% on February 5, 2013, based on continued employment. Vesting will be accelerated in the event of a change of control of the Company, termination of employment by the Company without cause or termination of employment by the award recipient for good reason, death, disability or retirement, although restrictions on transfer will continue to apply in certain of these situations. 2008 OPP Awards are in the form of LTIP units of limited partnership interest of the Operating Partnership, which are referred to herein as “2008 OPP Units.” 2008 OPP Units were issued prior to the determination of the outperformance pool, but will remain subject to forfeiture depending on the extent of rewards earned with respect to 2008 OPP Awards. The number of 2008 OPP Units issued initially to recipients of the 2008 OPP Awards was an estimate of the maximum number of 2008 OPP Units that they could earn, based on certain assumptions. The number of 2008 OPP Units actually earned by each award recipient, if any, will be determined at the end of the performance measurement period by dividing his or her share of the outperformance pool by the average closing price of a share of common stock for the 15 trading days immediately preceding the measurement date. Total return for the Company and for the SNL Equity REIT Index over the three-year measurement period and other circumstances will determine how many 2008 OPP Units are earned by each recipient; if they are fewer than the number issued initially, the balance will be forfeited as of the performance measurement date.

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company issued 4,723, 6,536 and 9,182 shares of restricted stock, 288,507, 156,161 and 147,845 LTIP Units and 1,085,861, 0 and 0 2008 OPP Units under the 1997 Plan during the years ended December 31, 2008, 2007 and 2006, respectively. The shares of restricted stock were valued at approximately $0.5 million ($96.09 per share weighted-average), $0.8 million ($125.46 per share weighted-average) and $0.8 million ($89.03 per share weighted-average) for the years ended December 31, 2008, 2007 and 2006, respectively. The 2008 OPP Units were valued at approximately $19.7 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included (1) factors associated with the underlying performance of the Company’s stock price and total shareholder return over the term of the performance awards including total stock return volatility and risk-free interest and (2) factors associated with the relative performance of the Company’s stock price and total shareholder return when compared to the SNL Equity REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. LTIP Units were valued using a Monte Carlo simulation method model in accordance with the provisions of SFAS No. 123R. LTIP Units issued during the years ended December 31, 2008, 2007 and 2006 were valued at approximately $25.4 million, $18.0 million and $11.2 million, respectively. The weighted-average per unit fair value of LTIP Unit grants in 2008, 2007 and 2006 was $88.08, $115.47 and $75.64, respectively. The per unit fair value of each LTIP Unit granted in 2008, 2007 and 2006 was estimated on the date of grant using the following assumptions; an expected life of 5.6 years, 5.3 years and 6.5 years, a risk-free interest rate of 2.75%, 4.82% and 4.97% and an expected price volatility of 25.00%, 18.00% and 17.84%, respectively. An LTIP Unit is generally the economic equivalent of a share of restricted stock in the Company. The aggregate value of the LTIP Units is included in Minority Interests in the Consolidated Balance Sheets. The restricted stock and LTIP Units granted to employees between January 1, 2004 and November 2006 vest over a five-year term. Grants of restricted stock and LTIP Units made on and after November 22, 2006 vest in four equal annual installments. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted, as adjusted for forfeitures and the price of the Company’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Earnings in Excess of Dividends in the Consolidated Balance Sheets. Stock-based compensation expense associated with restricted stock, LTIP Units and 2008 OPP Units was approximately $22.1 million, $11.4 million and $7.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, there was $46.7 million of unrecognized compensation cost related to unvested restricted stock, LTIP Units and 2008 OPP Units that is expected to be recognized over a weighted-average period of approximately 3.0 years.

In connection with the declaration of the special cash dividends of $5.98 per share of Common Stock paid on January 30, 2008 to shareholders of record on December 31, 2007 and $5.40 per share of Common Stock paid on January 30, 2007 to shareholders of record on December 29, 2006, the Company’s Board of Directors approved adjustments to all its outstanding stock option awards that were intended to ensure that its employees, directors and other persons who held such stock options were not disadvantaged by the special cash dividend. The exercise prices and number of all outstanding options were adjusted as of the close of business on the last trading day prior to the related “ex-dividend” date such that each option had the same fair value to the holder before and after giving effect to the payment of the special cash dividend. Accordingly, pursuant to the provisions of SFAS No. 123R, no compensation cost has been recognized in the Consolidated Statements of Operations in connection with such adjustments. As a result, effective as of the close of business on December 26, 2007, 2,131,556 outstanding stock options with a weighted-average exercise price of $37.42 were

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjusted to 2,264,535 outstanding options with a weighted-average exercise price of $35.22 and effective as of the close of business on December 26, 2006, 2,655,275 outstanding stock options with a weighted-average exercise price of $39.37 were adjusted to 2,788,634 outstanding options with a weighted-average exercise price of $37.49. There were no other adjustments to the terms of the outstanding stock option awards.

A summary of the status of the Company’s stock options as of December 31, 2008, 2007 and 2006 and changes during the years ended December 31, 2008, 2007 and 2006 are presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	4,451,488	$37.63
Granted	—	—
Exercised	(1,793,418)	$35.05
Canceled	(75)	$28.31
Special Dividend Adjustment	133,359	$37.49

Outstanding at December 31, 2006	2,791,354	$37.49
Granted	—	—
Exercised	(659,798)	$37.71
Canceled	—	—
Special Dividend Adjustment	132,979	$35.22

Outstanding at December 31, 2007	2,264,535	$35.22
Granted	—	—
Exercised	(1,058,133)	$36.36
Canceled	—	—

Outstanding at December 31, 2008	1,206,402	$34.23

The following table summarizes information about stock options outstanding at December 31, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/08	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/08	Weighted-Average Exercise Price
$26.34-$36.45	1,206,402	2.5 Years	$34.23	1,206,402	$34.23

The total intrinsic value of the outstanding and exercisable stock options as of December 31, 2008 was approximately $25.1 million. In addition, the Company had 2,264,535 and 2,791,354 options exercisable at weighted-average exercise prices of $35.22 and $37.49 at December 31, 2007 and 2006, respectively.

The Company adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”) to encourage the ownership of Common Stock by eligible employees. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase on the business day immediately following the end of the biannual purchase periods (i.e., January 1-June 30 and July 1-December 31) shares of Common Stock at a purchase price equal to 85% of the average closing prices of the Common Stock during the last ten business days of the purchase period. The Company issued 7,755, 6,166 and 7,633 shares with the weighted average purchase price equal to $80.80 per share, $90.98 per share and $69.02 per share under the Stock Purchase Plan during the years ended December 31, 2008, 2007 and 2006, respectively.

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Selected Interim Financial Information (unaudited)

The tables below reflect the Company’s selected quarterly information for the years ended December 31, 2008 and 2007. Total revenue and income before minority interest in Operating Partnership amounts for the year ended December 31, 2007 have been reclassified for properties qualifying for discontinued operations presentation under SFAS No. 144.

	2008 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per share amounts)
Total revenue	$371,432	$368,680	$357,988	$390,300
Income (loss) before minority interest in Operating Partnership	$81,460	$88,240	$56,429	$(107,393)
Net income (loss) available to common shareholders	$88,461	$79,534	$48,506	$(91,552)
Income (loss) available to common shareholders per share—basic	$0.74	$0.66	$0.40	$(0.76)
Income (loss) available to common shareholders per share—diluted	$0.73	$0.66	$0.40	$(0.76)

	2007 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per share amounts)
Total revenue	$360,703	$372,213	$368,584	$380,790
Income before minority interest in Operating Partnership	$81,555	$106,111	$86,464	$99,683
Net income available to common shareholders	$854,307	$102,344	$242,370	$123,790
Income available to common shareholders per share—basic	$7.14	$0.86	$2.02	$1.04
Income available to common shareholders per share—diluted	$6.99	$0.84	$1.99	$1.02

19.	Held for Sale/Discontinued Operations

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	5 Times Square, a Class A office property totaling approximately 1,102,000 net rentable square feet located in New York City.

During the year ended December 31, 2006, the Company sold 280 Park Avenue, a Class A office property totaling approximately 1,179,000 net rentable square feet located in midtown Manhattan.

Due to the Company’s continuing involvement in the management, for a fee, of 280 Park Avenue and 5 Times Square through agreements with the buyers and other financial obligations to the buyers, 280 Park Avenue and 5 Times Square have not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations. Due to the Company’s continuing involvement in the management, for a fee, of the Democracy Center property through an agreement with the buyer which was entered into at closing, this property is not categorized as discontinued operations in the accompanying Consolidated Statements of Operations. As a result, the gains on sales related to these properties have been reflected under the caption “Gains on sales of real estate and other assets, net of minority interest,” in the Consolidated Statements of Operations. The Company has presented the other properties listed above as discontinued operations in its Consolidated Statements of Operations for the years ended December 31, 2007 and 2006, as applicable.

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gains on sales of real estate from discontinued operations (net of minority interest) for the years ended December 31, 2008, 2007 and 2006:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Total revenue	$—	$19,665	$59,959
Operating expenses	—	(9,443)	(34,681)
Depreciation and Amortization	—	(2,948)	(6,197)
Minority interest in Operating Partnership	—	(1,068)	(2,977)

Income from discontinued operations (net of minority interest)	$—	$6,206	$16,104

Realized gain on sale of real estate	$—	$259,519	$—
Minority interest in Operating Partnership	—	(39,169)	—

Realized gains on sales of real estate (net of minority interest)	$—	$220,350	$—

The Company’s application of SFAS No. 144 results in the presentation of the net operating results of these qualifying properties sold or designated as “held for sale” during 2008, 2007 and 2006, as income from discontinued operations for all periods presented. In addition, SFAS No. 144 results in the gains on sale of these qualifying properties totaling approximately $220.3 million (net of minority interest share of $39.2 million) to be reflected as gains on sales of real estate from discontinued operations in the accompanying Consolidated Statements of Operations for the year ended December 31, 2007. The application of SFAS No. 144 does not have an impact on net income available to common shareholders. SFAS No. 144 only impacts the presentation of these properties within the Consolidated Statements of Operations.

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SFAS No. 157 became effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also removed certain leasing transactions from the scope of SFAS No. 157. On January 1, 2008, the Company adopted SFAS No. 157. The Company has financial instruments consisting of investments in securities and interest rate contracts that are required to be measured under SFAS No. 157. The Company currently does not have any non-financial assets or non-financial liabilities that are required to be measured under SFAS No. 157. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2008.

The Company’s investments in securities, which were valued at approximately $11.6 million at December 31, 2008, are categorized within Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Company utilized Level 3 inputs in its assessment of the other-than-temporary impairments related to certain of its investments in unconsolidated joint ventures (See Note 5).

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141(R) to have material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”), which establishes and expands accounting and

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. These disclosure requirements include a tabular summary of the fair values of derivative instruments and their gains and losses, disclosure of derivative features that are credit risk related to provide more information regarding an entity’s liquidity and cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the Company.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”) that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP No. APB 14-1 requires that the initial proceeds from the sale of the Operating Partnership’s $862.5 million of 2.875% exchangeable senior notes due 2037, $450.0 million of 3.75% exchangeable senior notes due 2036 and $747.5 million of 3.625% exchangeable senior notes due 2014 be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates) as additional non-cash interest expense. Based on the Company’s understanding of the application of FSP No. APB 14-1, this will result in an aggregate of approximately $0.15—$0.16 per share (net of incremental capitalized interest) of additional non-cash interest expense for fiscal 2008. Excluding the impact of capitalized interest, the additional non-cash interest expense will be approximately $0.19—$0.20 per share for fiscal 2008, and this amount (before netting) will increase in subsequent reporting periods through the first optional redemption dates as the debt accretes to its par value over the same period. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. Upon adoption, FSP No. APB 14-1 requires companies to retrospectively apply the requirements of the pronouncement to all periods presented.

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2008, the FASB issued FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-06-1”). FSP EITF 03-06-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of the FSP. Early application is not permitted. The Company does not expect the adoption of FSP EITF 03-06-1 to have a material impact on the Company.

21.	Related Party Transactions

On October 26, 2005, the Company entered into an agreement with an entity owned by Mr. Zuckerman. Under the agreement, which was approved by the disinterested members of the Company’s Board of Directors, the Company renders project management services to such entity in exchange for a fee. The Company extended its services under a letter dated October 10, 2006. Under the agreement, as extended, the Company earned $0, $80,000 and $57,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

A firm controlled by Mr. Raymond A. Ritchey’s brother was paid aggregate leasing commissions of approximately $2,219,000, $848,000 and $559,000 for the years ended December 31, 2008, 2007 and 2006, respectively, related to certain exclusive leasing arrangements for certain Northern Virginia properties. Mr. Ritchey is an Executive Vice President of Boston Properties, Inc.

Mr. Martin Turchin, a member of the Company’s Board of Directors, is a non-executive/non-director Vice Chairman of CB Richard Ellis (“CBRE”). Through an arrangement with CBRE and its predecessor, Insignia/ESG, Inc. that has been in place since 1985, Mr. Turchin and Turchin & Associates, an entity owned by Mr. Turchin (95%) and his son (5%), participate in brokerage activities for which CBRE is retained as leasing agent, some of which involve leases for space within buildings owned by the Company. Additionally, Mr. Turchin’s son is employed by CBRE and works on transactions for which CBRE earns commission income from the Company. Mr. Turchin’s son’s compensation from CBRE is in the form of salary and bonus, neither of which is directly tied to CBRE’s transactions with the Company. For the years ended December 31, 2008, 2007 and 2006, Mr. Turchin, directly and through Turchin & Associates, received commission income of $138,000, $95,000 and $19,000, respectively, from commissions earned by CBRE and its predecessor, Insignia/ESG, Inc., from the Company. Pursuant to its arrangement with CBRE, Turchin & Associates has confirmed to the Company that it is paid on the same basis with respect to properties owned by the Company as it is with respect to properties owned by other clients of CBRE. Mr. Turchin does not participate in any discussions or other activities relating to the Company’s contractual arrangements with CBRE either in his capacity as a member of the Company’s Board of Directors or as a Vice Chairman of CBRE.

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

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Operating Partnership also continues to be obligated to pay an affiliate of Mr. Landis the purchase price of $20 per rentable square foot of property developed for each land parcel acquired as provided in the original Development Agreement. During the 20-year term of the Development Agreement, until such time, if any, as the Operating Partnership elects to acquire a land parcel, an affiliate of Mr. Landis will remain responsible for all carrying costs associated with such land parcel. On July 24, 2007, the Company acquired from Mr. Landis 701 Carnegie Center, a land parcel located in Princeton, New Jersey for a purchase price of approximately $3.1 million.

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

In accordance with the Company’s 1997 Plan, and as approved by the Board of Directors, each non-employee director (other than one director beginning in 2009) has made an election to receive deferred stock

BOSTON PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

units in lieu of cash fees. The deferred stock units will be settled in shares of common stock upon the cessation of such director’s service on the Board of Directors. As a result of these elections, the aggregate cash fees otherwise payable to a non-employee director during a fiscal quarter are converted into a number of deferred stock units equal to the aggregate cash fees divided by the last reported sales price of a share of the Company’s common stock on the last trading of the applicable fiscal quarter. The deferred stock units are also credited with dividend equivalents. At December 31, 2008 and 2007, the Company had outstanding 72,580 and 59,015 deferred stock units, respectively, with an aggregate value at issuance of approximately $4.1 million and $3.5 million, respectively, which amounts are included in the accompanying Consolidated Balance Sheets.

22.	Subsequent Events

On January 5, 2009, the Company paid $25.0 million in connection with the agreement entered into in May 2006 to redeem the outside members’ equity interests in the limited liability company that owns Citigroup Center.

On January 16, 2009, the Company acquired the development rights for the site at 17 Cambridge Center in Cambridge, Massachusetts for approximately $11.4 million.

On February 2, 2009, the Company issued 60,038 shares of restricted stock and 506,493 LTIP Units under the 1997 Plan to certain employees of the Company.

On February 6, 2009, the Company announced that it was suspending construction on its 1,000,000 square foot office building at 250 West 55th Street in New York City as a result of its inability to conclude a lease transaction with a major law firm with which it had been negotiating over the last year. While the Company had reached agreement on financial terms with that firm, they recently informed the Company that they could not proceed on those terms thereby rendering the project economically infeasible in today’s environment. The Company expects the suspension of development will reduce its 2009 capitalized interest and capitalized wages. These reductions will result in corresponding incremental increases to the Company’s anticipated interest expense and general and administrative expense. The Company may also incur one-time costs related to its one existing signed lease, possible write-offs of leasing commissions, arrangements in place with contractors and subcontractors for the project and other possible costs. There can be no assurance that the decision to suspend construction will not have a material adverse effect on the Company’s results of operations.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is set forth on page 102 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in the Proxy Statement to be filed relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 will be included in the Proxy Statement to be filed relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes our equity compensation plans as of December 31, 2008.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders(1)	3,304,117	(2)	$34.23	(2)	2,489,545
Equity compensation plans not approved by security holders(3)	N/A		N/A		164,092

Total	3,304,117		$34.23		2,653,637

(1)	Includes information related to our 1997 Plan (See Note 17).
(2)	Includes (a) 1,206,402 shares of common stock issuable upon the exercise of outstanding options, (b) 946,509 LTIP units that, upon the satisfaction of certain conditions, are convertible into common units, which may then be presented to Boston Properties, Inc. for redemption and acquired by Boston Properties, Inc. for shares of common stock, (c) 1,080,938 2008 OPP Units and (d) 72,579 deferred stock units which were granted pursuant to an election by each of our non-employee directors to defer all cash compensation to be paid to such director and to receive his or her deferred cash compensation in shares of Boston Properties, Inc.’s common stock upon the director’s retirement from our Board of Directors. Does not include 30,058 shares of restricted stock, as they have been reflected in our total shares outstanding. Because there is no exercise price associated with LTIP Units, 2008 OPP Units or deferred stock units, such shares are not included in the weighed-average exercise price calculation. On February 5, 2008, we granted 2008 OPP Units to officers and key employees. The 2008 OPP Units are earned if we outperforms absolute and relative thresholds. Such thresholds were not met as of December 31, 2008.
(3)	Includes information related to the 1999 Non-Qualified Employee Stock Purchase Plan.

The 1999 Non-Qualified Employee Stock Purchase Plan (the “ESPP”)

The ESPP was adopted by the Board of Directors on October 29, 1998. The ESPP has not been approved by our shareholders. The ESPP is available to all employees that are employed on the first day of the purchase period. Under the ESPP, each eligible employee may purchase shares of Boston Properties, Inc.’s common stock at semi-annual intervals each year at a purchase price equal to 85% of the average closing prices of Boston Properties, Inc.’s common stock on the New York Stock Exchange during the last ten business days of the purchase period. Each eligible employee may contribute no more than $10,000 per year to purchase Boston Properties, Inc. common stock under the ESPP.

Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in the Proxy Statement to be filed relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 will be included in the Proxy Statement to be filed relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statement Schedule

Boston Properties, Inc.

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2008

(dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
				Land	Building
Embarcadero Center	Office	San Francisco, CA	$375,000	$179,697	$847,410	$257,335	$195,984	$1,088,458	$—	$—	$1,284,442	$286,300	1970/1989	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	75,219	354,107	760,670	—	—	1,114,777	115,076	1961	(1)
Prudential Center	Office	Boston, MA	—	92,077	734,594	263,023	107,425	967,247	14,893	129	1,089,694	241,744	1965/1993/2002	(1)
Citigroup Center	Office	New York, NY	476,488	241,600	494,782	171,778	289,639	618,521	—	—	908,160	108,771	1977/1997	(1)
Times Square Tower	Office	New York, NY	—	165,413	380,438	82,079	171,734	456,196	—	—	627,930	65,846	2004	(1)
Carnegie Center	Office	Princeton, NJ	57,300	101,772	349,089	68,804	99,727	403,700	1,702	14,536	519,665	109,502	1983-1999	(1)
599 Lexington Avenue	Office	New York, NY	750,000	81,040	100,507	111,914	87,852	205,609	—	—	293,461	117,576	1986	(1)
Gateway Center	Office	South San Francisco, CA	—	28,255	139,245	45,359	30,627	182,232	—	—	212,859	44,586	1984/1986/2002	(1)
South of Market	Office	Reston, VA	183,125	13,603	163,894	336	13,687	164,146	—	—	177,833	4,017	2008	(1)
Reservoir Place	Office	Waltham, MA	48,689	18,605	92,619	27,614	20,118	118,720	—	—	138,838	36,830	1955/1987	(1)
3200 Zanker Road	Office	San Jose, CA	—	36,705	82,863	7,557	36,997	89,016	1,112	—	127,125	6,956	1988	(1)
Kingstowne Towne Center	Office	Alexandria, VA	61,493	18,021	109,038	48	18,062	109,045	—	—	127,107	8,061	2003-2006	(1)
1333 New Hampshire Avenue	Office	Washington, DC	—	34,032	85,660	6,875	35,382	91,185	—	—	126,567	17,662	1996	(1)
505 9th Street	Office	Washington, DC	130,000	38,885	83,719	2,269	38,956	85,917	—	—	124,873	3,956	2007	(1)
1330 Connecticut Avenue	Office	Washington, DC	50,298	25,982	82,311	15,424	27,135	96,582	—	—	123,717	13,515	1984	(1)
Capital Gallery	Office	Washington, DC	—	4,725	29,560	86,487	8,662	112,110	—	—	120,772	34,644	1981/2006	(1)
635 Massachusetts Avenue	Office	Washington, DC	—	95,281	22,221	63	95,293	22,257	—	15	117,565	1,188	1968/1992	(1)
One Freedom Square	Office	Reston, VA	73,641	9,929	84,504	12,756	11,293	95,896	—	—	107,189	27,456	2000	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	12,142	15,420	88,391	—	—	103,811	20,185	2001	(1)
Seven Cambridge Center	Office	Cambridge, MA	—	3,457	97,136	2,880	4,125	99,348	—	—	103,473	17,675	2006	(1)
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	8,852	17,561	73,939	—	—	91,500	20,552	1999	(1)
140 Kendrick Street	Office	Needham, MA	55,486	18,095	66,905	4,241	19,092	70,149	—	—	89,241	8,306	2000	(1)
Discovery Square	Office	Reston, VA	—	11,198	71,782	5,983	12,533	76,430	—	—	88,963	17,129	2001	(1)
12310 Sunrise Valley Drive	Office	Reston, VA	—	9,367	67,431	8,597	11,343	74,052	—	—	85,395	19,032	1987/1988	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	8,128	11,097	68,110	—	—	79,207	17,697	2003	(1)
Five Cambridge Center	Office	Cambridge, MA	—	18,863	53,346	4,271	18,938	57,542	—	—	76,480	4,979	1981/1996	(1)
12300 Sunrise Valley Drive	Office	Reston, VA	—	9,062	58,884	8,489	11,009	65,426	—	—	76,435	16,693	1987/1988	(1)
77 CityPoint	Office	Waltham, MA	—	13,847	59,831	105	13,873	59,910	—	—	73,783	399	2008	(1)
North First Business Park	Office	San Jose, CA	—	58,402	13,069	1,787	23,377	14,171	35,710	—	73,258	1,645	1981	(1)
Four Cambridge Center	Office	Cambridge, MA	—	19,104	52,078	1,291	19,148	53,325	—	—	72,473	3,993	1983/1998	(1)
230 CityPoint (formerly Prospect Place)	Office	Waltham, MA	—	13,189	49,823	8,795	13,593	58,214	—	—	71,807	6,801	1992	(1)
Reston Corporate Center	Office	Reston, VA	—	9,135	50,857	5,334	10,148	55,178	—	—	65,326	13,494	1984	(1)
New Dominion Technology Park, Bldg. Two	Office	Herndon, VA	63,000	5,584	51,868	3,672	6,510	54,614	—	—	61,124	7,714	2004	(1)
191 Spring Street	Office	Lexington, MA	—	2,850	27,166	22,350	3,151	49,215	—	—	52,366	27,513	1971/1995	(1)
New Dominion Technology Park, Bldg. One	Office	Herndon, VA	52,561	3,880	43,227	3,757	4,583	46,281	—	—	50,864	11,593	2001	(1)
303 Almaden Boulevard	Office	San Jose, CA	—	10,836	35,606	3,869	10,947	39,364	—	—	50,311	3,268	1995	(1)
1301 New York Avenue	Office	Washington, DC	21,627	9,250	18,750	20,493	9,867	38,626	—	—	48,493	11,882	1983/1998	(1)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
				Land	Building
200 West Street	Office	Waltham, MA	—	16,148	24,983	3,462	16,813	27,780	—	—	44,593	9,146	1999	(1)
Sumner Square	Office	Washington, DC	26,242	624	28,745	14,868	1,478	42,759	—	—	44,237	14,425	1985	(1)
University Place	Office	Cambridge, MA	19,414	—	37,091	5,592	390	42,293	—	—	42,683	13,585	1985	(1)
Bedford Business Park	Office	Bedford, MA	—	534	3,403	37,718	2,218	39,437	—	—	41,655	18,040	1980	(1)
Quorum Office Park	Office	Chelmsford, MA	—	3,750	32,454	5,173	5,187	36,190	—	—	41,377	7,679	2001	(1)
2600 Tower Oaks Boulevard	Office	Rockville, MD	—	4,243	31,125	4,685	4,785	35,268	—	—	40,053	10,354	2001	(1)
12290 Sunrise Valley Drive	Office	Reston, VA	—	3,594	32,977	1,374	4,009	33,936	—	—	37,945	3,752	2006	(1)
One Cambridge Center	Office	Cambridge, MA	—	134	25,110	10,533	548	35,229	—	—	35,777	18,550	1987	(1)
500 E Street	Office	Washington, DC	—	109	22,420	11,311	2,379	31,461	—	—	33,840	15,964	1987	(1)
Eight Cambridge Center	Office	Cambridge, MA	23,729	850	25,042	2,114	1,323	26,683	—	—	28,006	6,152	1999	(1)
10 and 20 Burlington Mall Road	Office	Burlington, MA	19,024	930	6,928	12,551	802	19,607	—	—	20,409	11,181	1984-1989/95-96	(1)
Ten Cambridge Center	Office	Cambridge, MA	30,593	1,299	12,943	6,109	2,395	17,956	—	—	20,351	8,290	1990	(1)
201 Spring Street	Office	Lexington, MA	—	2,849	15,303	(341)	3,124	14,687	—	—	17,811	3,665	1997	(1)
Montvale Center	Office	Gaithersburg, MD	25,000	1,574	9,786	6,384	2,555	15,189	—	—	17,744	7,916	1987	(1)
40 Shattuck Road	Office	Andover, MA	—	709	14,740	2,011	893	16,567	—	—	17,460	3,790	2001	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	14,208	1,264	15,368	—	—	16,632	8,874	1982	(1)
6601 & 6605 Springfield Center Drive	Office	Springfield, VA	—	14,041	2,375	19	13,866	2,375	194	—	16,435	944	1990	(1)
Three Cambridge Center	Office	Cambridge, MA	—	174	12,200	4,026	367	16,033	—	—	16,400	8,537	1987	(1)
103 4th Avenue	Office	Waltham, MA	—	11,911	2,507	8	11,913	2,513	—	—	14,426	1,286	1961	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	6,676	802	13,216	—	—	14,018	6,177	1985	(1)
181 Spring Street	Office	Lexington, MA	—	1,066	9,520	3,022	1,160	12,448	—	—	13,608	3,324	1999	(1)
91 Hartwell Avenue	Office	Lexington, MA	15,565	784	6,464	3,491	941	9,798	—	—	10,739	5,463	1985	(1)
Waltham Office Center	Office	Waltham, MA	—	422	2,719	7,598	586	8,439	1,714	—	10,739	5,798	1968-1970/87-88	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	2,345	1,858	8,750	—	—	10,608	4,113	1990	(1)
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	544	791	9,691	—	—	10,482	2,680	1997	(1)
Eleven Cambridge Center	Office	Cambridge, MA	—	121	5,535	3,954	324	9,286	—	—	9,610	5,166	1984	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	6,042	425	9,117	—	—	9,542	4,967	1979	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	1,849	1,430	6,265	—	—	7,695	1,994	1987	(1)
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	2,886	601	6,933	—	—	7,534	3,873	1984	(1)
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	3,101	659	6,656	—	—	7,315	3,893	1982	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	4,875	551	5,402	—	—	5,953	2,750	1986	(1)
Fourteen Cambridge Center	Office	Cambridge, MA	—	110	4,483	1,223	273	5,543	—	—	5,816	3,114	1983	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	1,721	406	5,202	—	—	5,608	3,115	1985	(1)
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,773	212	661	4,932	—	—	5,593	2,173	2002	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	1,322	775	3,754	—	—	4,529	1,710	1989	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	1,131	93	3,746	—	—	3,839	1,836	1988	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	1,660	398	3,108	—	—	3,506	1,564	1984	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	1,246	314	3,043	—	—	3,357	2,313	1968-1979/1987	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	1,313	613	2,491	—	—	3,104	1,845	1982	(1)
164 Lexington Road	Office	Billerica, MA	—	592	1,370	414	643	1,733	—	—	2,376	580	1982	(1)
17 Hartwell Avenue	Office	Lexington, MA	—	26	150	1,373	65	1,484	—	—	1,549	819	1968	(1)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
				Land	Building
Cambridge Center Marriott	Hotel	Cambridge, MA	—	478	37,918	25,408	1,201	62,603	—	—	63,804	30,376	1986	(1)
Cambridge Center East Garage	Garage	Cambridge, MA	—	—	35,035	1,368	103	36,300	—	—	36,403	1,894	1984	(1)
Cambridge Center West Garage	Garage	Cambridge, MA	—	1,256	15,697	712	1,434	16,231	—	—	17,665	1,312	2006	(1)
Cambridge Center North Garage	Garage	Cambridge, MA	—	1,163	11,633	2,692	1,579	13,909	—	—	15,488	6,106	1990	(1)
250 West 55th Street	Development	New York, NY	—	—	—	411,619	—	—	—	411,619	411,619	—	Various	N/A
280 Congress Street (Russia Wharf)	Development	Boston, MA	—	—	—	207,358	—	—	—	207,358	207,358	—	Various	N/A
Democracy Tower	Development	Reston, VA	30,674	—	—	51,481	—	—	—	51,481	51,481	—	Various	N/A
One Preserve Parkway	Development	Rockville, MD	—	—	—	46,385	878	9,300	—	36,207	46,385	279	Various	N/A
Wisconsin Place	Development	Chevy Chase, MD	71,693	—	—	43,775	—	—	—	43,775	43,775	—	Various	N/A
2200 Pennsylvania Avenue	Development	Washington, DC	—	—	—	36,781	—	—	—	36,781	36,781	—	Various	N/A
Weston Corporate Center	Development	Weston, MA	—	—	—	28,094	—	—	—	28,094	28,094	—	Various	N/A
Plaza at Almaden	Land	San Jose, CA	—	—	—	36,580	—	—	36,580	—	36,580	—	Various	N/A
Springfield Metro Center	Land	Springfield, VA	—	—	—	28,317	—	—	28,317	—	28,317	—	Various	N/A
Tower Oaks Master Plan	Land	Rockville, MD	—	—	—	27,976	—	—	27,976	—	27,976	—	Various	N/A
Prospect Hill	Land	Waltham, MA	—	—	—	23,448	—	—	23,448	—	23,448	—	Various	N/A
Washingtonian North	Land	Gaithersburg, MD	—	—	—	17,603	—	—	17,603	—	17,603	—	Various	N/A
Reston Eastgate	Land	Reston, VA	—	—	—	9,239	—	—	9,239	—	9,239	—	Various	N/A
Reston Gateway	Land	Reston, VA	—	—	—	9,231	—	—	9,231	—	9,231	—	Various	N/A
Crane Meadow	Land	Marlborough, MA	—	—	—	8,717	—	—	8,717	—	8,717	—	Various	N/A
Broad Run Business Park	Land	Loudon County, VA	—	—	—	7,337	1,621	—	5,716	—	7,337	—	Various	N/A
Cambridge Master Plan	Land	Cambridge, MA	—	—	—	5,137	—	128	5,009	—	5,137	—	Various	N/A
30 Shattuck Road	Land	Andover, MA	—	—	—	1,139	—	—	1,139	—	1,139	—	Various	N/A

			$2,660,642	$1,859,023	$6,136,216	$2,600,176	$1,976,489	$7,560,631	$228,300	$829,995	$10,595,415	$1,755,600

The aggregate cost and accumulated depreciation for tax purposes was approximately $9.3 billion and $1.4 billion, respectively.

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

Boston Properties, Inc.

Real Estate and Accumulated Depreciation

December 31, 2008

(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2008	2007	2006
Real Estate:
Balance at the beginning of the year	$10,229,421	$9,568,495	$9,126,812
Additions to/improvements of real estate	616,230	1,426,683	877,860
Assets sold/written-off	(250,236)	(765,757)	(436,177)

Balance at the end of the year	$10,595,415	$10,229,421	$9,568,495

Accumulated Depreciation:
Balance at the beginning of the year	$1,519,795	$1,416,219	$1,250,005
Depreciation expense	258,789	245,077	236,883
Assets sold/written-off	(22,984)	(141,501)	(70,669)

Balance at the end of the year	$1,755,600	$1,519,795	$1,416,219

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

3.3	Second Amended and Restated Bylaws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on October 24, 2008.)

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

4.11

Supplemental Indenture No. 7, dated as of August 19, 2008, between the Company and the Trustee, including a form of the 3.625% Exchangeable Senior Note due 2014. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on August 20, 2008.)

4.12

Registration Rights Agreement, dated as of February 6, 2007, among Boston Properties Limited Partnership, Boston Properties, Inc., JP Morgan Securities Inc. and Morgan Stanley & Co. Incorporated. (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on February 6, 2007.)

4.13

Registration Rights Agreement, dated as of August 19, 2008, among the Company, Boston Properties, Inc., JP Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as the representatives of the initial purchasers of the Notes. (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on August 20, 2008.)

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

10.5*

Second Amendment and Restatement of Boston Properties, Inc. 1997 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit A to Boston Properties, Inc.’s Proxy Statement on Schedule 14A filed on April 6, 2007.)

10.6*	Form of 2008 Outperformance Award Agreement. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 29, 2008.)

10.7*	Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.59 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005.)

10.8*

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

10.10*	Boston Properties Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2009. (Filed herewith.)

10.11	*

Employment Agreement by and between Mortimer B. Zuckerman and Boston Properties, Inc. dated as of January 17, 2003. (Incorporated by reference to Exhibit 10.7 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.12	*

First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.13	*	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Mortimer B. Zuckerman. (Filed herewith.)

10.14	*

Amended and Restated Employment Agreement by and between Edward H. Linde and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.8 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.15	*

First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Edward H. Linde. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.16	*	Second Amendment to Amended and Restated Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Edward H. Linde. (Filed herewith.)

10.17	*

Employment Agreement by and between Douglas T. Linde and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.12 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.18	*

First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Douglas T. Linde. (Incorporated by reference to Exhibit 10.3 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.19	*	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Douglas T. Linde. (Filed herewith.)

10.20	*

Amended and Restated Employment Agreement by and between Raymond A. Ritchey and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.15 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.21	*

First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Raymond A. Ritchey. (Incorporated by reference to Exhibit 10.4 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.22	*	Second Amendment to Amended and Restated Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Raymond A. Ritchey. (Filed herewith.)

10.23	*

Amended and Restated Employment Agreement by and between E. Mitchell Norville and Boston Properties, Inc. dated as of August 25, 2005. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2005.)

10.24	*

First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and E. Mitchell Norville. (Incorporated by reference to Exhibit 10.5 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.25	*	Second Amendment to Amended and Restated Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and E. Mitchell Norville. (Filed herewith.)

10.26	*

Employment Agreement by and between Michael E. LaBelle and Boston Properties, Inc. dated as of January 24, 2008. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 29, 2008.)

10.27	*	First Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Michael E. LaBelle. (Filed herewith.)

10.28	*

Employment Agreement by and between Peter D. Johnston and Boston Properties, Inc. dated as of August 25, 2005. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2005.)

10.29	*

First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Peter D. Johnston. (Incorporated by reference to Exhibit 10.6 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.30	*	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Peter D. Johnston. (Filed herewith.)

10.31	*

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

10.33	*	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Bryan J. Koop. (Filed herewith.)

10.34	*

Amended and Restated Employment Agreement by and between Robert E. Selsam and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.16 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.35	*

First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Robert E. Selsam. (Incorporated by reference to Exhibit 10.8 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.36	*	Second Amendment to Amended and Restated Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Robert E. Selsam. (Filed herewith.)

10.37	*

Compensation Agreement between Boston Properties, Inc. and Robert E. Selsam, dated as of August 10, 1995 relating to 90 Church Street. (Incorporated by reference to Exhibit 10.26 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

10.38	*

Employment Agreement by and between Robert E. Pester and Boston Properties, Inc. dated as of December 16, 2002. (Incorporated by reference to Exhibit 10.14 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.39	*

First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Robert E. Pester. (Incorporated by reference to Exhibit 10.9 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.40	*	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Robert E. Pester. (Filed herewith.)

10.41	*

Employment Agreement by and between Mitchell S. Landis and Boston Properties, Inc. dated as of November 26, 2002. (Incorporated by reference to Exhibit 10.11 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.42	*

First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Mitchell S. Landis. (Incorporated by reference to Exhibit 10.10 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.43	*	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Mitchell S. Landis. (Filed herewith.)

10.44	*

Senior Executive Severance Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.17 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.45	*

First Amendment to the Senior Executive Severance Agreement, dated as of November 1, 2007, by and among Boston Properties, Inc., Boston Properties Limited Partnership and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.11 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.46	*

Second Amendment to the Senior Executive Severance Agreement, dated as of December 15, 2008, by and among Boston Properties, Inc., Boston Properties Limited Partnership and Mortimer B. Zuckerman. (Filed herewith.)

10.47	*

Senior Executive Severance Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and Edward H. Linde. (Incorporated by reference to Exhibit 10.18 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.48	*

First Amendment to the Senior Executive Severance Agreement, dated as of November 1, 2007, by and among Boston Properties, Inc., Boston Properties Limited Partnership and Edward H. Linde. (Incorporated by reference to Exhibit 10.12 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.49	*

Second Amendment to the Senior Executive Severance Agreement, dated as of December 15, 2008, by and among Boston Properties, Inc., Boston Properties Limited Partnership and Edward H. Linde. (Filed herewith.)

10.50	*	Boston Properties, Inc. Senior Executive Severance Plan. (Incorporated by reference to Exhibit 10.19 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.51	*

First Amendment to the Boston Properties, Inc. Senior Executive Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.13 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.52	*	Second Amendment to the Boston Properties, Inc. Senior Executive Severance Plan, dated as of December 15, 2008. (Filed herewith.)

10.53	*

Boston Properties, Inc. Executive Severance Plan, dated as of July 30, 1998. (Incorporated by reference to Exhibit 10.20 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.54	*

First Amendment to the Boston Properties, Inc. Executive Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.14 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.55	*

Boston Properties, Inc. Officer Severance Plan, dated as of July 30, 1998. (Incorporated by reference to Exhibit 10.15 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.56	*

First Amendment to the Boston Properties, Inc. Officer Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.16 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.57	*	Second Amendment to the Boston Properties, Inc. Officer Severance Plan, dated as of December 15, 2008. (Filed herewith.)

10.58	*

Form of Indemnification Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and certain officers and directors of the Company. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2004.)

10.59

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

10.60

Commitment Increase Agreement, dated as of June 6, 2008, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on June 12, 2008.)

10.61

Commitment Increase Agreement, dated as of July 21, 2008, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on July 23, 2008.)

10.62

Contribution Agreement, dated as of May 23, 2008, between Fifth Avenue 58/59 Acquisition Co. L.P., BP 767 Fifth LLC and 767 Venture, LLC, and (for purposes of Sections 10(h), 18, 20(c)(i) and 38(c)) Boston Properties Limited Partnership. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on May 28, 2008.)

10.63

Purchase and Sale Agreement, dated as of May 23, 2008, between 125 West 55th Street Owner LLC, Two Grand Central Tower LLC, 540 Investment Land Company LLC, 540 Madison Avenue Lease LLC and BP Manhattan LLC, and (for purposes of Sections 10(h), 20(c)(i), 38(e) and 38(f)) Boston Properties Limited Partnership. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Boston Properties, Inc. filed on May 28, 2008.)

10.64

Contribution Agreement, dated as of May 23, 2008, between Fifth Avenue 58/59 Acquisition Co. L.P. and Boston Properties Limited Partnership. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Boston Properties, Inc. filed on May 28, 2008.)

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

Boston Properties, Inc.

Date:	By: /s/ Michael E. LaBelle
March 2, 2009	Michael E. LaBelle
Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

March 2, 2009	By: /s/ Mortimer B. Zuckerman
Mortimer B. Zuckerman Chairman of the Board of Directors

By: /s/ Edward H. Linde
Edward H. Linde
Chief Executive Officer and Director

By: /s/ Lawrence S. Bacow
Lawrence S. Bacow
Director

By: /s/ Zoë Baird
Zoë Baird
Director

By: /s/ Carol B. Einiger
Carol B. Einiger Director

By: /s/ Frederick J. Iseman
Frederick J. Iseman Director

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