Form 10-Q
period 2009-06-30
BOSTON PROPERTIES INC
filed 2009-08-06
CIK 1037540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	138,583,615
(Class)	(Outstanding on August 3, 2009)

BOSTON PROPERTIES, INC.

FORM 10-Q

for the quarter ended June 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and par value amounts)

	June 30, 2009	December 31, 2008
ASSETS
Real estate, at cost	$9,687,069	$9,560,924
Construction in process	934,397	835,983
Land held for future development	240,377	228,300
Less: accumulated depreciation	(1,901,558)	(1,768,785)

Total real estate	8,960,285	8,856,422
Cash and cash equivalents	819,245	241,510
Cash held in escrows	22,289	21,970
Investments in securities	11,173	11,590
Tenant and other receivables (net of allowance for doubtful accounts of $4,618 and $4,006, respectively)	78,495	68,743
Related party note receivable	270,000	270,000
Accrued rental income (net of allowance of $2,698 and $15,440, respectively)	340,123	316,711
Deferred charges, net	283,830	325,369
Prepaid expenses and other assets	22,905	22,401
Investments in unconsolidated joint ventures	772,319	782,760

Total assets	$11,580,664	$10,917,476

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$2,603,597	$2,660,642
Unsecured senior notes (net of discount of $2,383 and $2,625, respectively)	1,472,617	1,472,375
Unsecured exchangeable senior notes (net of discount of $18,387 and $21,101, respectively)	1,881,482	1,859,867
Unsecured line of credit	—	100,000
Accounts payable and accrued expenses	223,909	171,791
Dividends and distributions payable	80,475	97,162
Accrued interest payable	66,463	67,132
Other liabilities	126,560	173,750

Total liabilities	6,455,103	6,602,719

Commitments and contingencies	—	—

Noncontrolling interest:
Redeemable preferred units of the Operating Partnership	55,652	55,652

Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 138,627,561 and 121,259,555 issued and 138,548,661 and 121,180,655 outstanding in 2009 and 2008, respectively	1,385	1,212
Additional paid-in capital	4,358,830	3,565,466
Earnings in excess of dividends	115,027	154,953
Treasury common stock at cost, 78,900 shares in 2009 and 2008	(2,722)	(2,722)
Accumulated other comprehensive loss	(28,464)	(29,916)

Total stockholders’ equity attributable to Boston Properties, Inc.	4,444,056	3,688,993
Noncontrolling interests:
Common units of the Operating Partnership	620,752	563,212
Property partnerships	5,101	6,900

Total equity	5,069,909	4,259,105

Total liabilities and equity	$11,580,664	$10,917,476

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands, except for per share amounts)
Revenue
Rental:
Base rent	$304,864	$281,072	$598,381	$562,466
Recoveries from tenants	49,821	49,848	102,229	98,732
Parking and other	18,416	17,317	35,357	33,818

Total rental revenue	373,101	348,237	735,967	695,016
Hotel revenue	7,396	9,708	13,458	16,232
Development and management services	8,551	6,460	16,847	11,937
Interest and other	442	4,275	762	16,927

Total revenue	389,490	368,680	767,034	740,112

Expenses
Real estate operating:
Rental	124,730	119,103	248,591	236,836
Hotel	5,359	6,449	10,831	12,346
General and administrative	18,532	17,467	35,952	37,055
Interest	78,633	69,302	157,563	141,798
Depreciation and amortization	87,005	74,389	164,375	149,060
Loss from suspension of development	—	—	27,766	—
Net derivative losses (gains)	—	(257)	—	3,531
Losses from early extinguishments of debt	494	—	494	—
Losses (gains) from investments in securities	(1,194)	160	(607)	1,033

Total expenses	313,559	286,613	644,965	581,659

Income before income (loss) from unconsolidated joint ventures, gains on sales of real estate and net income attributable to noncontrolling interests	75,931	82,067	122,069	158,453
Income (loss) from unconsolidated joint ventures	(351)	1,855	4,746	2,897
Gains on sales of real estate	4,493	6,203	7,288	29,641

Net income	80,073	90,125	134,103	190,991
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships	(691)	(420)	(1,201)	(1,045)
Noncontrolling interest—common units of the Operating Partnership	(10,629)	(12,251)	(18,091)	(23,580)
Noncontrolling interest in gains on sales of real estate—common units of the Operating Partnership	(629)	(900)	(1,032)	(4,310)
Noncontrolling interest—redeemable preferred units of the Operating Partnership	(972)	(1,071)	(1,962)	(2,098)

Net income attributable to Boston Properties, Inc.	$67,152	$75,483	$111,817	$159,958

Basic earnings per common share attributable to Boston Properties, Inc.:
Net income	$0.54	$0.63	$0.91	$1.34

Weighted average number of common shares outstanding	125,267	119,753	123,272	119,644

Diluted earnings per common share attributable to Boston Properties, Inc.:
Net income	$0.53	$0.62	$0.91	$1.32

Weighted average number of common shares outstanding—diluted	125,620	121,315	123,554	121,168

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net income	$80,073	$90,125	$134,103	$190,991
Other comprehensive income (loss):
Net effective portion of interest rate contracts	—	11,321	—	(12,481)
Amortization of interest rate contracts	738	(98)	1,452	(196)

Other comprehensive income (loss)	738	11,223	1,452	(12,677)

Comprehensive income	80,811	101,348	135,555	178,314
Comprehensive income attributable to noncontrolling interests	(13,024)	(16,270)	(22,492)	(29,189)

Comprehensive income attributable to Boston Properties, Inc.	$67,787	$85,078	$113,063	$149,125

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$134,103	$190,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,375	149,060
Non-cash portion of interest expense	27,155	15,818
Non-cash compensation expense	13,653	11,064
Non-cash rental revenue	(3,600)	—
Losses from early extinguishments of debt	(6)	—
Net derivative losses	—	3,531
Losses (gains) from investments in securities	(607)	862
Loss from suspension of development	27,766	—
Income from unconsolidated joint ventures	(4,746)	(2,897)
Distributions of net cash flow from operations of unconsolidated joint ventures	5,905	3,061
Gains on sales of real estate	(7,288)	(29,641)
Change in assets and liabilities:
Cash held in escrows	(319)	874
Tenant and other receivables, net	5,714	17,773
Accrued rental income, net	(23,412)	(25,555)
Prepaid expenses and other assets	(504)	(6,752)
Accounts payable and accrued expenses	7,408	(838)
Accrued interest payable	(669)	1,492
Other liabilities	(14,902)	(45,631)
Tenant leasing costs	(13,089)	(32,227)

Total adjustments	182,834	59,994

Net cash provided by operating activities	316,937	250,985

Cash flows from investing activities:
Acquisitions/additions to real estate	(196,503)	(232,243)
Proceeds from redemptions of investments in securities	1,024	9,657
Net investments in unconsolidated joint ventures	(3,486)	(517,003)
Net proceeds from the sale/financing of real estate released from escrow	—	126,321
Issuance of note receivable	—	(270,000)
Proceeds from note receivable	—	123,000
Net proceeds from the sales of real estate	—	128,258

Net cash used in investing activities	(198,965)	(632,010)

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2009	2008
	(in thousands)
Cash flows from financing activities:
Borrowings on unsecured line of credit	—	629,000
Repayments of unsecured line of credit	(100,000)	(429,000)
Proceeds from mortgage notes payable	35,045	106,462
Repayments of mortgage notes payable	(92,058)	(297,093)
Payments on real estate financing transactions	—	(3,065)
Advance from joint venture partners	—	30,000
Dividends and distributions	(195,692)	(1,041,884)
Net proceeds from equity transactions	843,601	(1,226)
Distributions to noncontrolling interests in property partnerships, net	(3,000)	(2,202)
Repayment of note payable	(25,000)	—
Deferred financing costs	(3,133)	(4,778)

Net cash provided by (used in) in financing activities	459,763	(1,013,786)

Net increase (decrease) in cash and cash equivalents	577,735	(1,394,811)
Cash and cash equivalents, beginning of period	241,510	1,506,921

Cash and cash equivalents, end of period	$819,245	$112,110

Supplemental disclosures:
Cash paid for interest	$155,274	$145,332

Interest capitalized	$24,197	$19,221

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$41,230	$13,412

Dividends and distributions declared but not paid	$80,475	$96,451

Issuance of OP Units in connection with the acquisition of real estate	$—	$15,000

Issuance of OP Units in connection with an investment in an unconsolidated joint venture	$—	$10,000

Conversions of Noncontrolling interests to Stockholders’ equity	$—	$4,743

Basis adjustment to real estate in connection with conversions of Noncontrolling interests to Stockholders’ equity	$—	$11,713

Note receivable issued in connection with the transfer of real estate	$—	$123,000

Issuance of restricted securities to employees and directors	$22,964	$43,283

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties, Inc. (the “Company”), a Delaware corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the sole general partner of Boston Properties Limited Partnership (the “Operating Partnership”) and at June 30, 2009 owned an approximate 85.9% (84.1% at June 30, 2008) general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2008, the Company issued LTIP Units in connection with the granting to employees of 2008 outperformance awards (also referred to as “2008 OPP Units”). Because the rights, preferences and privileges of 2008 OPP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude 2008 OPP Units.

Unless specifically noted otherwise, all references to OP Units exclude units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company (“Common Stock”). In lieu of a cash redemption, the Company may elect to acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. An LTIP Unit is generally the economic equivalent of a share of restricted common stock of the Company. LTIP Units, whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Note 8).

At June 30, 2009, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be converted into OP Units or redeemed for cash at the election of the holder thereof or the Operating Partnership in accordance with the terms and conditions set forth in the applicable amendment to the partnership agreement (See Note 8).

All references herein to the Company refer to Boston Properties, Inc. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

Properties

At June 30, 2009, the Company owned or had interests in a portfolio of 146 commercial real estate properties (compared to 147 and 142 properties at December 31, 2008 and June 30, 2008, respectively) (the “Properties”) aggregating approximately 49.1 million net rentable square feet (compared to approximately 49.8 million and 46.8 million net rentable square feet at December 31, 2008 and June 30, 2008, respectively), including seven properties under construction totaling approximately 2.3 million net rentable square feet, and structured parking for approximately 36,151 vehicles containing approximately 11.5 million square feet. At June 30, 2009, the Properties consist of:

•	142 office properties, including 122 Class A office properties (including seven properties under construction) and 20 Office/Technical properties;

•	one hotel; and

•	three retail properties.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company owns or controls undeveloped land parcels totaling approximately 509.3 acres. In addition, the Company has a noncontrolling interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued the acquisition of value-added investments in assets within its existing markets. The Company accounts for its investment in the Value-Added Fund using the equity method of accounting. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At June 30, 2009, the Value-Added Fund had investments in 26 buildings comprised of an office property in Chelmsford, Massachusetts and office complexes in San Carlos, California and Mountain View, California.

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

Revenue Recognition

Contractual rental revenue is reported on a straight-line basis over the terms of the Company’s respective leases. Accrued rental income as reported on the Consolidated Balance Sheets represents rental income recognized in excess of rent payments actually received pursuant to the terms of the individual lease agreements. The accrued rental income balance includes a reduction of the allowance totaling approximately $13.3 million due to the termination of the Company’s lease with Lehman Brothers, Inc. On April 30, 2009, Lehman Brothers, Inc., the Company’s tenth largest tenant (by square feet) with approximately 437,000 net rentable square feet in its 399 Park Avenue property, rejected its lease in bankruptcy. During 2008, the Company had established a reserve for the full amount of the Lehman Brothers, Inc. accrued straight-line rent balance.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications and Adoption of New Accounting Pronouncements

Certain prior year amounts have been reclassified to conform to the current year presentation. In addition, certain prior year amounts have been revised as a result of the adoption on January 1, 2009 of (1) FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”) (See Note 6), (2) SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”) and EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities” (Amended) (See Note 8) and (3) FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-06-1”) (See Note 10).

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP No. FAS 107-1”). FSP No. FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair-value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements. FSP No. FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. For purposes of financial reporting disclosures, the Company calculates the fair value of mortgage notes payable, unsecured senior notes and unsecured exchangeable senior notes. The Company discounts the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt and unsecured notes based on a current market rate. In determining the current market rate, the Company adds its estimation of a market spread to the quoted yields on federal government treasury securities with similar maturity dates to its debt. Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair value of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of June 30, 2009 (in thousands):

	Carrying Amount	Estimated Fair Value
Mortgage notes payable	$2,603,597	$2,472,484
Unsecured senior notes	1,472,617	1,384,165
Unsecured exchangeable senior notes	1,881,482	1,790,121

Total	$5,957,696	$5,646,770

3. Real Estate Activity During the Six Months Ended June 30, 2009

Development

On January 16, 2009, the Company acquired the development rights for the site at 17 Cambridge Center in Cambridge, Massachusetts for approximately $11.4 million.

On February 6, 2009, the Company announced that it was suspending construction on its 1,000,000 square foot office building at 250 West 55th Street in New York City. The Company intends to complete the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and therefore anticipates that most construction activity on this project will be completed by the end of the fourth quarter of 2009. During the six months ended June 30, 2009, the Company recognized aggregate costs of approximately $27.8 million related to the suspension of development.

On April 1, 2009, the Company placed in-service One Preserve Parkway, an approximately 184,000 net rentable square foot Class A office property located in Rockville, Maryland. The property is 20% leased.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 31, 2009, a consolidated joint venture in which the Company has a 66.67% interest placed in-service the Offices at Wisconsin Place, an approximately 299,000 net rentable square foot Class A office property located in Chevy Chase, Maryland. The property is 91% leased.

Dispositions

On April 14, 2008, the Company sold a parcel of land located in Washington, DC for approximately $33.7 million. The Company had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to the Company’s involvement in the construction of the project, the gain on sale had been deferred and is being recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. As a result, the Company recognized a gain on sale during the six months ended June 30, 2009 of approximately $7.3 million. The Company has recognized a cumulative gain on sale of approximately $17.2 million.

4. Investments in Unconsolidated Joint Ventures

The Company’s investments in unconsolidated joint ventures consist of the following at June 30, 2009:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%
The Metropolitan Square Associates LLC	Metropolitan Square	51.0	%(1)
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(2)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	23.9	%(3)
Wisconsin Place Retail LLC	Wisconsin Place Retail	5.0	%(4)
Eighth Avenue and 46th Street Entities	Eighth Avenue and 46th Street	50.0	%(4)
Boston Properties Office Value-Added Fund, L.P.	300 Billerica Road, One & Two Circle Star Way and Mountain View Research and Technology Parks	36.9	%(2)(5)
Annapolis Junction NFM, LLC	Annapolis Junction	50.0%
767 Venture, LLC	The General Motors Building	60.0	%(1)
2 GCT Venture LLC	Two Grand Central Tower	60.0	%(1)
540 Madison Venture LLC	540 Madison Avenue	60.0	%(1)
125 West 55th Street Venture LLC	125 West 55th Street	60.0	%(1)

(1)	The Company has determined that these entities are not VIEs and that its joint venture partners have substantive participating rights with respect to the assets and operations of the properties, pursuant to the joint venture agreements.
(2)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(3)	Represents the Company’s effective ownership interest. The Company has a 66.67%, 5% and 0% interest in the office, retail and residential joint venture entities, respectively, each of which owns a 33.33% interest in the entity developing and owning the land and infrastructure of the project.
(4)	These properties have been partially placed in-service or are not in operation (i.e., under construction or assembled land).
(5)	Represents the Company’s effective ownership interest. The Company has a 25.0% interest in the 300 Billerica Road and One & Two Circle Star Way properties and a 39.5% interest in the Mountain View Research and Technology Park properties.

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

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
ASSETS
Real estate and development in process, net	$5,210,046	$5,235,149
Other assets	761,415	824,232

Total assets	$5,971,461	$6,059,381

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$3,205,044	$3,189,549
Other liabilities	1,116,268	1,215,849
Members’/Partners’ equity	1,650,149	1,653,983

Total liabilities and members’/partners’ equity	$5,971,461	$6,059,381

Company’s share of equity	$940,358	$948,222
Basis differentials(1)	(168,039)	(165,462)

Carrying value of the Company’s investments in unconsolidated joint ventures	$772,319	$782,760

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from impairment of investments and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined summarized statements of operations of the unconsolidated joint ventures are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Total revenue(1)	$151,562	$51,554	$296,942	$81,894
Expenses
Operating	38,904	16,182	80,637	26,767
Interest	58,037	18,654	114,381	28,469
Depreciation and amortization	60,948	17,623	118,488	26,229
Losses from early extinguishments of debt	—	112	—	152

Total expenses	157,889	52,571	313,506	81,617

Net income (loss)	$(6,327)	$(1,017)	$(16,564)	$277

Company’s share of net income (loss)	$(3,143)	$40	$(8,445)	$1,082
Impairment loss on investment	(7,357)	—	(7,357)	—
Basis differential	2,193	—	4,780	—
Elimination of inter-entity interest on partner loan	7,956	1,815	15,768	1,815

Income (loss) from unconsolidated joint ventures	$(351)	$1,855	$4,746	$2,897

(1)	Includes straight-line rent adjustments of $8.3 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively, and $13.6 million and $0.6 million for the six months ended June 30, 2009 and 2008, respectively. Includes “above” and “below” market rent adjustments of $39.4 million and $5.6 million for the three months ended June 30, 2009 and 2008, respectively, and $77.3 million and $6.0 million for the six months ended June 30, 2009 and 2008, respectively.

During June 2009, the Company recognized a non-recurring non-cash impairment charge which represented the other-than-temporary decline in the fair value below the carrying value of the Company’s investment in its Value-Added Fund. In accordance with Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (APB No. 18), a loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized. Unlike SFAS No. 144, impairments under APB No. 18 result from fair values derived based on discounted cash flows and other valuation techniques that are more sensitive to current market conditions. As a result, the Company recognized a non-recurring non-cash impairment charge of approximately $7.4 million on its investment in the Company’s Value-Added Fund. The Company has determined that its valuation of these investments was categorized within Level 3 of the fair value hierarchy in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), as it utilized significant unobservable inputs in its assessment. The equity method investments represent the Company’s only Level 3 assets for the six months ended June 30, 2009. The following table reflects the activity of its investments in unconsolidated joint ventures for the six months ended June 30, 2009 (in thousands):

Balance at January 1, 2009:	$782,760
Net loss	(3,665)
Impairment loss	(7,357)
Contributions	6,148
Distributions	(5,567)

Balance at June 30, 2009:	$772,319

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Mortgage Notes Payable

On April 21, 2009, the Company obtained construction financing totaling $215.0 million collateralized by its Atlantic Wharf development project located at 280 Congress Street in Boston, Massachusetts. Atlantic Wharf, formerly known as Russia Wharf, is a mixed-use project totaling approximately 815,000 net rentable square feet. Wellington Management Company, LLP has leased approximately 450,000 square feet of the office space in the development commencing in the first quarter of 2011. The construction financing bears interest at a variable rate equal to LIBOR plus 3.00% per annum and matures on April 21, 2012 with two, one-year extension options.

On June 9, 2009, the Company used available cash to repay the mortgage loan collateralized by its Reservoir Place property located in Waltham, Massachusetts totaling approximately $47.8 million. The mortgage loan bore interest at a fixed rate of 7.00% and was scheduled to mature on July 1, 2009. There was no prepayment penalty.

On June 26, 2009, the Company used available cash to repay the mortgage loan collateralized by its Ten Cambridge Center property located in Cambridge, Massachusetts totaling approximately $30.1 million. The mortgage loan bore interest at a fixed rate of 8.27% and was scheduled to mature on May 1, 2010. The Company paid a prepayment penalty totaling $0.5 million in connection with the repayment.

6. Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of June 30, 2009 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
2.875% Exchangeable Senior Notes	2.875%	3.462%	7.0430	(3)	862,500	February 20, 2012	February 15, 2037
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(4)	450,000	May 18, 2013	May 15, 2036

Total principal					2,060,000
Net discount					(18,387)
FSP No. APB 14-1 Adjustment, net of accumulated amortization					(160,131)

Total					$1,881,482

(1)	Yield on issuance date including the effects of discounts on the notes and excluding the effects of FSP No. APB 14-1.
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

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FSP No. APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP No. APB 14-1 requires that the initial proceeds from the sale of the Operating Partnership’s $862.5 million of 2.875% exchangeable senior notes due 2037, $450.0 million of 3.75% exchangeable senior notes due 2036 and $747.5 million of 3.625% exchangeable senior notes due 2014 be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt. The Company measured the fair value of the debt components of the 2.875%, 3.75% and 3.625% exchangeable senior notes for the periods presented based on effective interest rates of 5.630%, 5.958% and 6.555%, respectively. The aggregate carrying amount of the debt component was approximately $1.88 billion and $1.86 billion (net of the FSP No. 14-1 adjustment of approximately $160.1 million and $179.0 million) at June 30, 2009 and December 31, 2008, respectively. As a result, the Company attributed an aggregate of approximately $230.3 million of the proceeds to the equity component of the notes, which represents the excess proceeds received over the fair value of the notes at the date of issuance. The equity component of the notes has been reflected within Additional Paid-in Capital in the Consolidated Balance Sheets. The Company reclassified approximately $1.0 million of deferred financing costs to Additional Paid-in Capital, which represented the costs attributable to the equity components of the notes. The carrying amount of the equity component was approximately $229.3 million at June 30, 2009 and December 31, 2008. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates or, in the case of the 2014 notes, the maturity date) as additional non-cash interest expense. The additional non-cash interest expense will increase in subsequent reporting periods through the first optional redemption dates (or, in the case of the 2014 notes, the maturity date) as the debt accretes to its par value over the same period. The aggregate contractual interest expense was approximately $18.6 million and $11.5 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $37.1 million and $22.7 million for the six months ended June 30, 2009 and 2008, respectively. As a result of applying FSP No. APB 14-1, the Company reported additional non-cash interest expense of approximately $9.5 million and $5.6 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $18.9 million and $11.0 million for the six months ended June 30, 2009 and 2008, respectively. FSP No. APB 14-1 requires companies to retrospectively apply the requirements of the pronouncement to all periods presented. As a result, the revised diluted earnings per share was reduced by $0.04 and $0.07 for the three and six months ended June 30, 2008, respectively.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the Company’s assumption of the General Motors Building’s secured loan by the Company’s unconsolidated joint venture, 767 Venture, LLC, the Company guaranteed the unconsolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of June 30, 2009, the maximum funding obligation under the guarantee was approximately $34.8 million. From time to time, the Company (or the applicable joint venture) has also agreed to guarantee portions of the principal, interest or other amounts in connection with other unconsolidated joint venture borrowings. In addition to the financial guarantees referenced above, the Company has agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of its unconsolidated joint venture loans.

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

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

possible that the Company could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Company’s business and financial condition and results of operations.

8. Noncontrolling Interests

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”) and EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities” (Amended), under which noncontrolling interests of the Company (previously known as “minority interests”) are classified either as a component of equity or in the mezzanine section of the balance sheet as temporary equity depending on the terms of such noncontrolling interests. As a result of the adoption of SFAS No. 160, the Company reclassified the noncontrolling interests in consolidated property partnerships from the mezzanine section of its Consolidated Balance Sheets to equity. The reclassification totaled approximately $6.9 million as of December 31, 2008. In addition, the Company reclassified the noncontrolling interests related to the common units of the Operating Partnership not owned by the Company from the mezzanine section of its Consolidated Balance Sheets to equity. The reclassification totaled approximately $563.2 million as of December 31, 2008. Noncontrolling interests related to redeemable preferred units of the Operating Partnership continue to be classified in the mezzanine section of the Consolidated Balance Sheets.

Under SFAS No. 160, net income encompasses the total income of all consolidated subsidiaries and there is a separate disclosure of the attribution of that income between controlling and noncontrolling interests. The implementation of this standard had no effect on the Company’s results of operations. As a result of the adoption of SFAS No. 160, net income attributable to noncontrolling interests is now deducted from net income in the determination of net income attributable to the Company for all periods presented. In addition, other comprehensive income (loss) attributable to noncontrolling interests is now deducted from comprehensive income in the determination of comprehensive income attributable to the Company for all periods presented.

Noncontrolling interests relate to the interests in the Operating Partnership not owned by the Company and interests in property partnerships not wholly-owned by the Company. As of June 30, 2009, the noncontrolling interests consisted of 19,875,443 OP Units, 1,459,840 LTIP Units, 1,080,938 2008 OPP Units and 1,113,044 Series Two Preferred Units (or 1,460,688 OP Units on an as converted basis) held by parties other than the Company.

Noncontrolling Interest—Redeemable Preferred Units of the Operating Partnership

The Preferred Units at June 30, 2009 consisted solely of 1,113,044 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) a rate ranging from 5.00% to 7.00% per annum on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). Distributions on the Series Two Preferred Units are payable quarterly and, unless the greater rate described in the next sentence applies, accrue at 7.0% until May 12, 2009 and 6.0% thereafter. If distributions on the number of OP Units into which the Series Two Preferred Units are convertible are greater than distributions calculated using the rates described in the preceding sentence for the applicable quarterly period, then the greater distributions are payable instead. The holders of Series Two Preferred Units have the right to require the Operating Partnership to redeem their units for cash at the redemption price of $50.00 per unit on May 12, 2009, May 12, 2010, May 12, 2011, May 14, 2012, May 14, 2013 and May 12, 2014.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 17, 2009, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.89239 per unit. On May 15, 2009, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.89239 per unit.

The following table reflects the activity of the noncontrolling interests—redeemable preferred units of the Operating Partnership for the six months ended June 30, 2009 and 2008 (in thousands):

Balance at January 1, 2009:	$55,652
Net income	1,962
Distributions	(1,962)

Balance at June 30, 2009:	$55,652

Balance at January 1, 2008:	$55,652
Net income	2,098
Distributions	(2,098)

Balance at June 30, 2008:	$55,652

Noncontrolling Interest—Common Units of the Operating Partnership

During the six months ended June 30, 2009, 34,235 OP Units were presented by the holders for redemption and were redeemed by the Company in exchange for an equal number of shares of Common Stock.

At June 30, 2009, the Company had outstanding 1,080,938 2008 OPP Units. Prior to the measurement date on February 5, 2011, 2008 OPP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of 2008 OPP Units, both vested and unvested, which 2008 OPP award recipients have earned, if any, based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

On January 30, 2009, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit and a distribution on the 2008 OPP Units in the amount of $0.068 per unit to holders of record as of the close of business on December 31, 2008. On April 30, 2009, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit and a distribution on the 2008 OPP Units in the amount of $0.068 per unit to holders of record as of the close of business on March 31, 2009. On June 17, 2009, Boston Properties, Inc., as general partner of the Operating Partnership, declared a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit and a distribution on the 2008 OPP Units in the amount of $0.05 per unit, in each case payable on July 31, 2009 to holders of record as of the close of business on June 30, 2009.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the activity of the noncontrolling interests—common units of the Operating Partnership for the six months ended June 30, 2009 and 2008 (in thousands):

Balance at January 1, 2009:	$563,212
Net income	19,123
Distributions	(25,300)
Equity compensation	12,724
Reallocation of partnership interest	50,993

Balance at June 30, 2009:	$620,752

Balance at January 1, 2008:	$589,770
Net income	27,890
Distributions	(28,803)
Contributions	25,000
Equity compensation	10,512
Reallocation of partnership interest	(25,261)

Balance at June 30, 2008:	$599,108

The Series Two Preferred Units may be converted into OP Units at the election of the holder thereof at any time. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company. The Company may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (not owned by the Company and including LTIP Units assuming that all conditions have been met for the conversion thereof) and Series Two Preferred Units had all of such units been redeemed at June 30, 2009 was approximately $1,017.7 million and $69.7 million, respectively, based on the closing price of the Company’s common stock of $47.70 per share on June 30, 2009.

Noncontrolling Interest—Property Partnerships

The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $5.1 million at June 30, 2009, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.

On January 5, 2009, the Company paid $25.0 million in connection with the agreement entered into in May 2006 to redeem the outside members’ equity interests in the limited liability company that owns 601 Lexington Avenue (formerly known as Citigroup Center).

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the activity of the noncontrolling interests—property partnerships for the six months ended June 30, 2009 and 2008 (in thousands):

Balance at January 1, 2009:	$6,900
Net income	1,201
Distributions	(3,000)

Balance at June 30, 2009:	$5,101

Balance at January 1, 2008:	$25,805
Net income	1,045
Distributions	(2,202)

Balance at June 30, 2008:	$24,648

9. Stockholders’ Equity

As of June 30, 2009, the Company had 138,548,661 shares of Common Stock outstanding.

On June 10, 2009, the Company completed a public offering of 17,250,000 shares of its Common Stock (including 2,250,000 shares issued as a result of the exercise of an overallotment option by the underwriters) at a price to the public of $50.00 per share. The proceeds from this public offering, net of underwriters’ discounts and offering costs, totaled approximately $842.0 million.

During the six months ended June 30, 2009, the Company issued 34,235 shares of its Common Stock in connection with the redemption of an equal number of OP Units.

On January 30, 2009, the Company paid a dividend in the amount of $0.68 per share of Common Stock to shareholders of record as of the close of business on December 31, 2008. On April 30, 2009, the Company paid a dividend in the amount of $0.68 per share of Common Stock to shareholders of record as of the close of business on March 31, 2009. On June 17, 2009, the Company’s Board of Directors declared a dividend in the amount of $0.50 per share of Common Stock payable on July 31, 2009 to shareholders of record as of the close of business on June 30, 2009.

10. Earnings Per Share

Earnings per share (“EPS”) has been computed pursuant to the provisions of SFAS No. 128. During 2004, the Company adopted EITF 03-6 “Participating Securities and the Two-Class Method under FASB 128” (“EITF 03-6”), which provides further guidance on the definition of participating securities. Pursuant to EITF 03-6, the Operating Partnership’s Series Two Preferred Units, which are reflected as Noncontrolling Interests—Redeemable Preferred Units of the Operating Partnership in the Company’s Consolidated Balance Sheets, are considered participating securities and are included in the computation of basic and diluted earnings per share of the Company if the effect of applying the if-converted method is dilutive. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Operating Partnership, as well as Common Stock of the Company. In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 requires the retrospective adjustment of all prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of the FSP. Early application was not permitted. As a result, the Company’s

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unvested restricted stock, LTIP Units and 2008 OPP Units are considered participating securities and are included in the computation of basic and diluted earnings per share of the Company if the effect of applying the if-converted method is dilutive. The adoption of FSP 03-6-1 on January 1, 2009 did not have a material impact on the Company’s computation of EPS. Because the 2008 OPP Units require the Company to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes all contingently issuable units from the diluted EPS calculation. For the three and six months ended June 30, 2009 and 2008, the absolute and relative return thresholds for the 2008 OPP Units were not met and as a result the 2008 OPP Units have been excluded from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of the Operating Partnership that are exchangeable for the Company’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS. The following table provides a reconciliation of both the net income attributable to Boston Properties, Inc. and the number of common shares used in the computation of basic EPS, which is calculated by dividing net income attributable to Boston Properties, Inc. by the weighted-average number of common shares outstanding during the period.

	For the three months ended June 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc.	$67,152	125,267	$0.54
Effect of Dilutive Securities:
Stock Based Compensation	—	353	(0.01)

Diluted Earnings:
Net income	$67,152	125,620	$0.53

	For the three months ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc.	$75,483	119,753	$0.63
Effect of Dilutive Securities:
Stock Based Compensation	—	1,562	(0.01)

Diluted Earnings:
Net income	$75,483	121,315	$0.62

	For the six months ended June 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc.	$111,817	123,272	$0.91
Effect of Dilutive Securities:
Stock Based Compensation	—	282	(0.00)

Diluted Earnings:
Net income	$111,817	123,554	$0.91

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the six months ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income attributable to Boston Properties, Inc. before allocation of undistributed earnings to participating securities	$159,958	119,644	$1.34
Allocation of undistributed earnings of participating securities	(11)	—	(0.00)

Net income attributable to Boston Properties, Inc.	159,947	119,644	1.34
Effect of Dilutive Securities:
Stock Based Compensation	—	1,524	(0.02)

Diluted Earnings:
Net income	$159,947	121,168	$1.32

11. Stock Option and Incentive Plan

During the six months ended June 30, 2009, the Company issued 62,876 shares of restricted common stock and 515,007 LTIP Units to employees and directors under the 1997 Stock Option and Incentive Plan (the “1997 Plan”). Employees paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit. The shares of restricted stock were valued at approximately $2.8 million ($43.89 per share weighted-average). The LTIP Units were valued at approximately $21.1 million ($41.05 per unit fair value weighted-average) using a Monte Carlo simulation method model in accordance with the provisions of SFAS No. 123R. The per unit fair value of each LTIP Unit granted was estimated on the date of grant using the following assumptions: an expected life of 5.6 years, a risk-free interest rate of 1.87% and an expected price volatility of 40.0%. An LTIP Unit is generally the economic equivalent of a share of restricted stock in the Company. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. The restricted stock and LTIP Units granted to employees between January 1, 2004 and November 2006 vest over a five-year term. Grants of restricted stock and LTIP Units made in and after November 2006 vest in four equal annual installments. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted, as adjusted for forfeitures, and the closing price of the Company’s common stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Earnings in Excess of Dividends in the Consolidated Balance Sheets. Stock-based compensation expense associated with restricted stock, LTIP Units and 2008 OPP Units was approximately $6.3 million and $5.4 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $13.1 million and $10.6 million for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009, there was $44.6 million of unrecognized compensation cost related to unvested restricted stock and LTIP Units and $11.6 million of unrecognized compensation cost related to unvested 2008 OPP Units that is expected to be recognized over a weighted-average period of approximately 2.9 years.

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

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, interest expense, depreciation and amortization expense, loss from suspension of development, noncontrolling interests, income (loss) from unconsolidated joint ventures, gains on sales of real estate, net derivative losses (gains), losses from early extinguishments of debt and losses (gains) from investments in securities are not included in Net Operating Income as the internal reporting addresses these items on a corporate level.

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

Information by geographic area and property type:

Three months ended June 30, 2009 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$90,932	$78,726	$120,562	$55,598	$15,650	$361,468
Office/Technical	7,580	4,053	—	—	—	11,633
Hotel	7,396	—	—	—	—	7,396

Total	105,908	82,779	120,562	55,598	15,650	380,497

% of Total	27.83%	21.76%	31.69%	14.61%	4.11%	100.00%
Real Estate Operating Expenses:
Class A	34,229	22,346	36,824	20,704	7,358	121,461
Office/Technical	2,174	1,095	—	—	—	3,269
Hotel	5,359	—	—	—	—	5,359

Total	41,762	23,441	36,824	20,704	7,358	130,089

% of Total	32.10%	18.02%	28.31%	15.91%	5.66%	100.00%

Net Operating Income	$64,146	$59,338	$83,738	$34,894	$8,292	$250,408

% of Total	25.62%	23.70%	33.44%	13.93%	3.31%	100.00%

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three months ended June 30, 2008 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$89,075	$70,891	$110,902	$50,273	$15,830	$336,971
Office/Technical	7,528	3,738	—	—	—	11,266
Hotel	9,708	—	—	—	—	9,708

Total	106,311	74,629	110,902	50,273	15,830	357,945

% of Total	29.70%	20.85%	30.98%	14.05%	4.42%	100.00%
Real Estate Operating Expenses:
Class A	33,978	20,043	34,442	19,541	7,881	115,885
Office/Technical	2,312	906	—	—	—	3,218
Hotel	6,449	—	—	—	—	6,449

Total	42,739	20,949	34,442	19,541	7,881	125,552

% of Total	34.04%	16.69%	27.43%	15.56%	6.28%	100.00%

Net Operating Income	$63,572	$53,680	$76,460	$30,732	$7,949	$232,393

% of Total	27.36%	23.10%	32.90%	13.22%	3.42%	100.00%

Six months ended June 30, 2009 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$182,420	$155,811	$231,713	$111,114	$31,303	$712,361
Office/Technical	15,437	8,169	—	—	—	23,606
Hotel	13,458	—	—	—	—	13,458

Total	211,315	163,980	231,713	111,114	31,303	749,425

% of Total	28.20%	21.88%	30.92%	14.82%	4.18%	100.00%
Real Estate Operating Expenses:
Class A	69,003	44,602	72,706	40,035	15,214	241,560
Office/Technical	4,840	2,191	—	—	—	7,031
Hotel	10,831	—	—	—	—	10,831

Total	84,674	46,793	72,706	40,035	15,214	259,422

% of Total	32.64%	18.04%	28.03%	15.43%	5.86%	100.00%

Net Operating Income	$126,641	$117,187	$159,007	$71,079	$16,089	$490,003

% of Total	25.84%	23.92%	32.45%	14.51%	3.28%	100.00%

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six months ended June 30, 2008 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$177,316	$137,459	$220,628	$104,498	$32,521	$672,422
Office/Technical	15,123	7,471	—	—	—	22,594
Hotel	16,232	—	—	—	—	16,232

Total	208,671	144,930	220,628	104,498	32,521	711,248

% of Total	29.34%	20.38%	31.02%	14.69%	4.57%	100.00%
Real Estate Operating Expenses:
Class A	67,431	39,661	69,032	38,680	15,369	230,173
Office/Technical	4,907	1,756	—	—	—	6,663
Hotel	12,346	—	—	—	—	12,346

Total	84,684	41,417	69,032	38,680	15,369	249,182

% of Total	33.99%	16.62%	27.70%	15.52%	6.17%	100.0%

Net Operating Income	$123,987	$103,513	$151,596	$65,818	$17,152	$462,066

% of Total	26.83%	22.40%	32.81%	14.25%	3.71%	100.00%

The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties, Inc.:

	Three months ended June 30		Six months ended June 30,
	2009	2008	2009	2008
Net Operating Income	$250,408	$232,393	$490,003	$462,066
Add:
Development and management services income	8,551	6,460	16,847	11,937
Interest and other income	442	4,275	762	16,927
Income (loss) from unconsolidated joint ventures	(351)	1,855	4,746	2,897
Gains on sales of real estate	4,493	6,203	7,288	29,641
Less:
General and administrative expense	(18,532)	(17,467)	(35,952)	(37,055)
Interest expense	(78,633)	(69,302)	(157,563)	(141,798)
Depreciation and amortization expense	(87,005)	(74,389)	(164,375)	(149,060)
Loss from suspension of development	—	—	(27,766)	—
Net derivative losses (gains)	—	257	—	(3,531)
Losses from early extinguishments of debt	(494)	—	(494)	—
Losses (gains) from investments in securities	1,194	(160)	607	(1,033)
Noncontrolling interest in property partnerships	(691)	(420)	(1,201)	(1,045)
Noncontrolling interest—common units of the Operating Partnership	(10,629)	(12,251)	(18,091)	(23,580)
Noncontrolling interest in gains on sales of real estate—common units of the Operating Partnership	(629)	(900)	(1,032)	(4,310)
Noncontrolling interest—redeemable preferred units of the Operating Partnership	(972)	(1,071)	(1,962)	(2,098)

Net income attributable to Boston Properties, Inc.	$67,152	$75,483	$111,817	$159,958

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Newly Issued Accounting Standards

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

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which modifies the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate a VIE. SFAS No. 167 is effective on the first annual reporting period that begins after November 15, 2009. The Company is currently assessing the potential impact that the adoption of SFAS No. 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” (“SFAS No. 168”), which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on the Company.

14. Subsequent Events

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. SFAS No. 165 was effective for interim or annual periods beginning after June 15, 2009. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on Form 10-Q on August 6, 2009.

On July 30, 2009, the Company obtained mortgage financing totaling $50.0 million collateralized by its Reservoir Place property located in Waltham, Massachusetts. The mortgage financing initially bears interest at a variable rate equal to LIBOR plus 3.85% per annum and matures on July 30, 2014.

On August 3, 2009, the Company used available cash to repay the mortgage loans collateralized by its 1301 New York Avenue property located in Washington, DC aggregating approximately $20.5 million. The mortgage loans bore interest at a weighted-average fixed rate of 6.91% and were scheduled to mature on August 15, 2009. There were no prepayment penalties.

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

•

our ability to obtain debt financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue acquisition and development opportunities and refinance existing debt; and

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

•

risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments and refinancing existing debt, including the risk associated with interest rates impacting the cost and/or availability of financing;

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

Overview

We are a fully integrated self-administered and self-managed REIT and one of the largest owners and developers of Class A office properties in the United States. Our properties are concentrated in five markets—Boston, midtown Manhattan, Washington, DC, San Francisco and Princeton, NJ. We generate revenue and cash primarily by leasing our Class A office space to our tenants. Factors we consider when we lease space include the creditworthiness of the tenant, the length of the lease, the rental rate to be paid, the costs of tenant improvements, current and anticipated operating costs and real estate taxes, our current and anticipated vacancy, current and anticipated future demand for office space generally and general economic factors. From time to time, we also generate cash through the sale of assets, which may be either non-core assets or core assets that command premiums from real estate investors.

The impact of the current state of the economy, including the high rate of unemployment, constrained capital and the deleveraging of the financial system, continues to adversely impact the fundamentals of our business, including overall market occupancy and rental rates. Our core strategy has always been to operate in supply constrained markets with high barriers to entry and to focus on executing long-term leases with financially strong tenants. Historically, this combination has tended to reduce our exposure to down cycles. However, the current recession and financial crisis have caused many unanticipated adverse events, including the failures of historically large tenants (i.e., Lehman Brothers and General Motors Corporation) who have filed for bankruptcy protection and terminated leases. We expect tenants in our markets to continue to face financial pressure for the foreseeable future which will likely lead to increased supply through subletting or tenant defaults and challenging market conditions.

Although leasing activity has improved in selected markets, we believe that overall demand for office space will continue to be lackluster due to significant job losses in the financial and professional services industries and that market rents will remain under pressure for the foreseeable future. While it is not clear how long these trends will persist, our experiences in past recessions suggest that we will not see unemployment peak and job growth begin until the later stages of a broad economic recovery (although certain of our markets may begin to see job growth sooner than the nation as a whole). Despite this, we believe there will be leasing opportunities because transactions tend to be driven by specific tenants’ space needs originating from lease expirations, expansions, mergers and other considerations, including a “flight to quality” such as that provided by our properties. We expect our leasing strategies will be successful, but, in general, the negotiations are likely to take more time to complete and the transactions will likely be evidenced by greater than historical transaction costs.

Given the uncertainty in the overall economy and volatility in the capital markets, we believe that it is prudent to maintain maximum flexibility. As such, we have taken steps to reduce our leverage, generate additional liquidity and enhance our access to capital. Since the beginning of 2009, (1) we reduced our quarterly dividend to $0.50 per share thereby increasing our retained capital by approximately $68 million on an annualized basis, including the impact of additional shares from our stock offering, and (2) we suspended our development of 250 West 55th Street in New York City, which reduced our future capital commitments by approximately $500 million. In addition, in June 2009 we completed a public offering of 17,250,000 shares of common stock, which raised approximately $842 million of net proceeds. During the quarter ended June 30, 2009, we used a portion of the net proceeds from the offering to repay approximately $130.1 million of outstanding indebtedness and expect to repay or extend our remaining indebtedness that is scheduled to mature in 2009. Our combination of available cash and borrowing capacity on our Unsecured Line of Credit is sufficient to meet all of our existing development funding obligations and foreseeable operating needs. If we determine that it is appropriate to raise additional debt capital, however, we currently have access to the unsecured debt markets, and we believe the quality of our assets and our strong balance sheet align ourselves well with lenders’ current investment selectivity and should enable us to access the secured credit markets even in the current difficult environment.

We believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service in 2009, 2010 and 2011. We do not anticipate undertaking any new development projects in the foreseeable future without significant pre-leasing commitments from creditworthy tenants. We are actively monitoring our markets and may seek opportunities to selectively acquire high-quality real estate.

Transactions during the three months ended June 30, 2009 included the following:

•	On April 1, 2009, we placed in-service One Preserve Parkway, an approximately 184,000 net rentable square foot Class A office property located in Rockville, Maryland. The property is 20% leased.

•

On April 21, 2009, we obtained construction financing totaling $215.0 million collateralized by our Atlantic Wharf development project located at 280 Congress Street in Boston, Massachusetts. Atlantic Wharf, formerly known as Russia Wharf, is a mixed-use project totaling approximately 815,000 net rentable square feet. Wellington Management Company, LLP has leased approximately 450,000 square feet of the office space in the development commencing in the first quarter of 2011. The construction financing bears interest at a variable rate equal to LIBOR plus 3.00% per annum and matures on April 21, 2012 with two, one-year extension options.

•

On April 30, 2009, Lehman Brothers, Inc., which was then our tenth largest tenant (by square feet) with approximately 437,000 net rentable square feet in our 399 Park Avenue property, rejected its lease in bankruptcy. We had previously established a reserve for the full amount of the Lehman Brothers, Inc.

accrued straight-line rent balance during the third quarter of 2008. Lehman Brothers, Inc. paid rent through the month of April 2009 for all of its space and continued to occupy approximately 180,000 net rentable square feet through June 22, 2009, for which we received an aggregate of approximately $6.5 million in the second quarter of 2009. As of June 23, 2009, Lehman Brothers, Inc. ceased to occupy or lease any space from us. Lehman Brothers, Inc. had contributed approximately $44.9 million per year on a contractual basis to our revenues from this lease. As of June 30, 2009, we have signed leases with tenants for approximately 37,000 net rentable square feet of the vacated space.

•

On May 31, 2009, a consolidated joint venture in which we have a 66.67% interest placed in-service the Offices at Wisconsin Place, an approximately 299,000 net rentable square foot Class A office property located in Chevy Chase, Maryland. The property is 91% leased.

•

On June 1, 2009, General Motors Corporation filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. At that time, we leased approximately 120,000 square feet of office space to General Motors Corporation at 601 Lexington Avenue (formerly known as Citigroup Center). Rent commencement for the lease at 601 Lexington Avenue began on June 1, 2009 and the lease was scheduled to expire on May 31, 2019. However, on June 12, 2009, General Motors Corporation rejected the lease in bankruptcy effective as of June 30, 2009. The contribution from this lease, on a contractual basis, from July 1, 2009 through December 31, 2009, was projected to be approximately $6.6 million.

In addition, the unconsolidated joint venture that owns the General Motors Building (of which we own 60%) currently leases approximately 101,000 square feet of space to General Motors Corporation. General Motors Corporation currently occupies the space (other than approximately 7,000 square feet that is subleased to a third party) and the lease expires on March 31, 2010.

•

On June 9, 2009, we used available cash to repay the mortgage loan collateralized by our Reservoir Place property located in Waltham, Massachusetts totaling approximately $47.8 million. The mortgage loan bore interest at a fixed rate of 7.00% and was scheduled to mature on July 1, 2009. There was no prepayment penalty.

•

On June 10, 2009, we completed a public offering of 17,250,000 shares of our common stock (including 2,250,000 shares issued as a result of the exercise of an overallotment option by the underwriters) at a price to the public of $50.00 per share. The proceeds from this public offering, net of underwriters’ discounts and offering costs, totaled approximately $842.0 million. We used $100.0 million of the net proceeds to repay the outstanding balance of our Unsecured Line of Credit and approximately $30.1 million to repay our mortgage loan collateralized by our Ten Cambridge Center property, discussed below.

•

On June 17, 2009, we announced that our Board of Directors declared a regular quarterly cash dividend of $0.50 per share of common stock for the period April 1, 2009 to June 30, 2009 payable on July 31, 2009 to shareholders of record as of the close of business on June 30, 2009.

•

On June 26, 2009, we used available cash to repay the mortgage loan collateralized by our Ten Cambridge Center property located in Cambridge, Massachusetts totaling approximately $30.1 million. The mortgage loan bore interest at a fixed rate of 8.27% and was scheduled to mature on May 1, 2010. We paid a prepayment penalty totaling $0.5 million.

Transactions completed subsequent to June 30, 2009:

•

On July 30, 2009, we obtained mortgage financing totaling $50.0 million collateralized by our Reservoir Place property located in Waltham, Massachusetts. The mortgage financing initially bears interest at a variable rate equal to LIBOR plus 3.85% per annum and matures on July 30, 2014.

•

On August 3, 2009, we used available cash to repay the mortgage loans collateralized by our 1301 New York Avenue property located in Washington, DC aggregating approximately $20.5 million. The mortgage loans bore interest at a weighted-average fixed rate of 6.91% and were scheduled to mature on August 15, 2009. There were no prepayment penalties.

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

SFAS No. 144 requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets, and the asset is written down to the lower of carrying value or fair market value.

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

The combined summarized financial information of the unconsolidated joint ventures is disclosed in Note 4 to the Consolidated Financial Statements.

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

For the three and six months ended June 30, 2009, we recorded approximately $1.2 million and $2.4 million, respectively, of rental revenue representing the adjustments of rents from “above-” and “below-market” leases in accordance with SFAS No. 141(R). For the three and six months ended June 30, 2009, the impact of the straight-line rent adjustment increased rental revenue by approximately $8.1 million and $21.1 million, respectively. Those amounts exclude SFAS No. 141(R) and straight-line income from unconsolidated joint ventures, which are disclosed in Note 4 of the Consolidated Financial Statements.

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

If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 6.9 years as of June 30, 2009. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

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

Gains on sales of real estate are recognized pursuant to the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” The specific timing of the sale is measured against various criteria in SFAS No. 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the criteria for the full accrual method are not met, we defer the gain.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the three and six months ended June 30, 2009 and 2008.

At June 30, 2009 and June 30, 2008, we owned or had interests in a portfolio of 146 and 142 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the three and six months ended June 30, 2009 and 2008 show separately the changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in Properties Acquired, Sold and Placed In-Service.

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc., the most directly comparable GAAP financial measure, plus income attributable to noncontrolling interests, losses (gains) from investments in securities, losses from early extinguishments of debt, net derivative losses (gains), loss from suspension of development, depreciation and amortization, interest expense, general and administrative expense, less gains on sales of real estate, income (loss) from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. NOI excludes certain components from net income attributable to Boston Properties, Inc. in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income attributable to Boston Properties, Inc. as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income attributable to Boston Properties, Inc. as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 126 properties totaling approximately 30.1 million net rentable square feet of space. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2008 and owned through June 30, 2009. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after January 1, 2008 or disposed of on or prior to June 30, 2009. There were no properties that were repositioned after January 1, 2008. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the six months ended June 30, 2009 and 2008 with respect to the properties which were acquired, placed in-service or sold.

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Total Property Portfolio
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	2009	2008	2009	2008	2009	2008	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue:
Rental Revenue	$688,509	$672,855	$15,654	2.33%	$—	$90	$3,460	$—	$30,792	$18,691	$722,761	$691,636	$31,125	4.50%
Termination Income	13,206	3,380	9,826	290.71%	—	—	—	—	—	—	13,206	3,380	9,826	290.71%

Total Rental Revenue	701,715	676,235	25,480	3.77%	—	90	3,460	—	30,792	18,691	735,967	695,016	40,951	5.89%

Real Estate Operating Expenses	239,040	232,482	6,558	2.82%	—	46	482	—	9,069	4,308	248,591	236,836	11,755	4.96%

Net Operating Income, excluding hotels	462,675	443,753	18,922	4.26%	—	44	2,978	—	21,723	14,383	487,376	458,180	29,196	6.37%

Hotel Net Operating Income(1)	2,627	3,886	(1,259)	(32.40)%	—	—	—	—	—	—	2,627	3,886	(1,259)	(32.40)%

Consolidated Net Operating Income(1)	465,302	447,639	17,663	3.95%	—	44	2,978	—	21,723	14,383	490,003	462,066	27,937	6.05%

Other Revenue:
Development and Management Services											16,847	11,937	4,910	41.13%
Interest and Other											762	16,927	(16,165)	(95.50)%

Total Other Revenue											17,609	28,864	(11,255)	(38.99)%
Other Expenses:
General and administrative expense											35,952	37,055	(1,103)	(2.98)%
Interest expense											157,563	141,798	15,765	11.12%
Depreciation and amortization	154,341	145,292	9,049	6.23%	—	—	2,506	—	7,528	3,768	164,375	149,060	15,315	10.27%
Loss from suspension of development											27,766	—	27,766	100.00%
Net derivative losses (gains)											—	3,531	(3,531)	(100.00)%
Loss from early extinguishments of debt											494	—	494	100.00%
Losses (gains) from investments in securities											(607)	1,033	(1,640)	(158.76)%

Total Other Expenses	154,341	145,292	9,049	6.23%	—	—	2,506	—	7,528	3,768	385,543	332,477	53,066	15.96%

Income before income (loss) from unconsolidated joint ventures, gains on sale of real estate and net income attributable to noncontrolling interest	$310,961	$302,347	$8,614	2.85%	$—	$44	$472	$—	$14,195	$10,615	$122,069	$158,453	$(36,384)	(22.96)%
Income (loss) from unconsolidated joint ventures	$961	$2,867	$(1,906)	(66.48)%	$—	$—	$4,813	$30	$(1,028)	$—	4,746	2,897	1,849	63.82%
Gains on sales of real estate											7,288	29,641	(22,353)	(75.41)%

Net Income											134,103	190,991	(56,888)	(29.79)%
Net Income attributable to non controlling interest:
Noncontrolling interests in property partnerships											(1,201)	(1,045)	(156)	(14.93)%
Noncontrolling interest—common units of the Operating Partnership											(18,091)	(23,580)	5,489	23.28%
Noncontrolling interest in gains on sales of real estate—common units of the Operating Partnership											(1,032)	(4,310)	3,278	76.06%
Noncontrolling interest—redeemable preferred units of the Operating Partnership											(1,962)	(2,098)	136	6.48%

Net Income attributable to Boston Properties, Inc.											$111,817	$159,958	$(48,141)	(30.10)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 34. Hotel Net Operating Income for the six months ended June 30, 2009 and 2008 are comprised of Hotel Revenue of $13,458 and $16,232 less Hotel Expenses of $10,831 and $12,346, respectively, per the Consolidated Statement of Operations.

Rental Revenue

The increase of approximately $31.1 million in the Total Property Portfolio Rental Revenue is comprised of increases and decreases within the four categories that comprise our Total Property Portfolio. Rental revenue from the Same Property Portfolio increased approximately $15.6 million, Properties Sold decreased approximately $0.1 million, Properties Acquired increased approximately $3.5 million and Properties Placed In-Service increased approximately $12.1 million.

Rental revenue from the Same Property Portfolio increased approximately $15.6 million for the six months ended June 30, 2009 compared to 2008. Included in Same Property Portfolio rental revenue is an overall increase in contractual rental revenue and straight-line rent of approximately $14.3 million. Approximately $0.5 million of the increase from the Same Property Portfolio was due to an increase in recoveries from tenants which correlates with the increase in operating expenses. The remaining increase of approximately $0.8 million relates to parking and other income of which, approximately $1.0 million related to a contractual settlement agreement.

On April 30, 2009, Lehman Brothers, Inc., which was then our tenth largest tenant (by square feet) with approximately 437,000 net rentable square feet in our 399 Park Avenue property, rejected its lease in bankruptcy. During the third quarter of 2008, we established a reserve for the full amount of the accrued straight-line rent balance. Lehman Brothers, Inc. paid rent through the month of April 2009 for all of its space and continued to occupy approximately 180,000 net rentable square feet through June 22, 2009. As of June 23, 2009, Lehman Brothers, Inc. ceased to occupy or lease any space from us. Lehman Brothers, Inc. contributed approximately $17.7 million to our contractual rental revenue for the six months ended June 30, 2009. On June 12, 2009, General Motors Corporation with approximately 120,000 square feet of office space leased at 601 Lexington Avenue rejected its lease in bankruptcy. Rent commenced for General Motors Corporation on June 1, 2009 and therefore it contributed approximately $1.1 million to our contractual rental revenue for the six months ended June 30, 2009. Lehman Brothers’ rent had contributed approximately $44.9 million per year on a contractual basis to our revenues and the lease rejected by General Motors Corporation was projected to contribute $6.6 million on a contractual basis from July 1, 2009 through December 31, 2009 to our revenues. We expect to incur downtime prior to re-leasing this space and current market rental rates in New York City are significantly less than the rental rates that would have been paid by each of Lehman Brothers and General Motors Corporation.

Revenue from Properties Sold decreased by approximately $0.1 million due to the transfer of Mountain View Research Park and Mountain View Technology Park to the Value-Added Fund on January 7, 2008. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for the properties and our continued ownership interest.

The acquisition of 635 Massachusetts Avenue on September 26, 2008 increased rental revenue from Properties Acquired by approximately $3.5 million for the six months ended June 30, 2009.

The increase in rental revenue from Properties Placed In-Service relates to fully placing in-service our 505 9th Street development project in the first quarter of 2008, our 77 CityPoint and South of Market development projects during the fourth quarter of 2008 and our One Preserve Parkway and Wisconsin Place Office development projects during the second quarter of 2009. Rental revenue from Properties Placed In-Service increased approximately $12.1 million, as detailed below:

Property	Date Placed In-Service	Rental Revenue for the six months ended June 30,
		2009	2008	Change
		(in thousands)
505 9th Street	First Quarter, 2008	$11,075	$9,512	$1,563
South of Market	Fourth Quarter, 2008	13,307	8,190	5,117
77 CityPoint	Fourth Quarter, 2008	4,441	629	3,812
One Preserve Parkway	Second Quarter, 2009	806	360	446
Wisconsin Place Office	Second Quarter, 2009	1,163	—	1,163

Total		$30,792	$18,691	$12,101

Termination Income

Termination income for the six months ended June 30, 2009 was related to ten tenants across the Total Property Portfolio that terminated their leases and we recognized termination income totaling approximately $13.2 million, which included $7.5 million of cash related to a termination agreement with a tenant at 601 Lexington Avenue. Approximately $3.6 million of our termination income is non-cash and consists of the estimated value of furniture and fixtures that two tenants transferred to us in connection with the terminations. This compared to termination income of approximately $3.4 million for the six months ended June 30, 2008 related to nine tenants.

Real Estate Operating Expenses

The $11.8 million increase in operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property Portfolio is comprised of increases and decreases within the four categories that comprise our Total Property Portfolio. Operating expenses for the Same Property Portfolio increased approximately $6.6 million, Properties Sold decreased approximately $0.1 million, Properties Acquired increased approximately $0.5 million and Properties Placed In-Serviced increased approximately $4.8 million.

Operating expenses from the Same Property Portfolio increased approximately $6.6 million for the six months ended June 30, 2009 compared to 2008. Included in Same Property Portfolio operating expenses is an increase in real estate taxes of approximately $9.4 million, or 10.0%, of which approximately $5.3 million related to a tax rate increase in New York City and an approximately $0.3 million increase in other property-related expenses. This was offset by an overall decrease in utilities expense of approximately $3.1 million, which was due in part to a colder than normal spring.

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

The acquisition of 635 Massachusetts Avenue on September 26, 2008 increased operating expense from Properties Acquired by approximately $0.5 million for the six months ended June 30, 2009.

The increase in operating expenses from Properties Placed In-Service relates to fully placing in-service our 505 9th Street development project in the first quarter of 2008, our 77 CityPoint and South of Market development projects during the fourth quarter of 2008 and our One Preserve Parkway and Wisconsin Place Office development projects during the second quarter of 2009. Operating Expenses from Properties Placed In-Service increased approximately $4.8 million, as detailed below:

Property	Date Placed In-Service	Real Estate Operating Expenses for the six months ended June 30,
		2009	2008	Change
		(in thousands)
505 9th Street	First Quarter, 2008	$3,497	$2,615	$882
South of Market	Fourth Quarter, 2008	3,591	1,321	2,270
77 CityPoint	Fourth Quarter, 2008	1,114	265	849
One Preserve Parkway	Second Quarter, 2009	588	107	481
Wisconsin Place Office	Second Quarter, 2009	279	—	279

Total		$9,069	$4,308	$4,761

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property decreased by approximately $1.3 million for the six months ended June 30, 2009 as compared to 2008. We expect our hotel net operating income for fiscal 2009 to between $5.5 million and $6.5 million.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the six months ended June 30, 2009 and 2008.

	2009	2008	Percentage Change
Occupancy	73.6%	76.2%	(3.3)%
Average daily rate	$182.97	$208.59	(12.3)%
Revenue per available room, REVPAR	$134.64	$161.32	(16.5)%

Development and Management Services

Development and management services income increased approximately $4.9 million for the six months ended June 30, 2009 compared to 2008. The increase is primarily attributed to $3.4 million of ongoing management fees and leasing fees from our joint ventures that acquired the General Motors Building, 540 Madison Avenue, Two Grand Central Tower and 125 West 55th Street in New York City, as well as development fees of approximately $3.7 million for our 20 F Street third-party development project, offset by a decrease of approximately $0.7 million related to the leasing fees we earned in 2008 under our purchase and sales agreement for 280 Park Avenue and a decrease of approximately $1.5 million in other management fees and service income. We expect third-party fee income for fiscal 2009 to be between $30 million and $32 million.

Interest and Other Income

Interest and other income decreased approximately $16.2 million for the six months ended June 30, 2009 compared to 2008 as a result of lower overall interest rates and decreased average cash balances. The average cash balances for the six months ended June 30, 2009 and June 30, 2008 were approximately $167.8 million and $742.9 million, respectively. In addition, the average interest rate for the six months ended June 30, 2009 compared to June 30, 2008 decreased by approximately 2.40%.

Other Expenses

General and Administrative

General and administrative expenses decreased approximately $1.1 million for the six months ended June 30, 2009 compared to 2008. The decrease was related to approximately $1.6 million of expense that was recognized during the six months ended June 30, 2008 relating to abandoned projects, a decrease of approximately $0.9 million related to other general and administrative expense and an overall increase in payroll expense of approximately $1.8 million, of which $1.5 million related to the increase in the value of our deferred compensation plan. We anticipate our general and administrative expense for fiscal 2009 to be between $72 million and $74 million.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $15.8 million for the six months ended June 30, 2009 compared to 2008 as detailed below:

Component	Interest Expense for the six months ended June 30,
	2009	2008	Change
	(in thousands)
Decreases to interest expense due to:
Repayment of mortgages	$2,568	$17,324	$(14,756)
Increase in capitalized interest costs	(24,197)	(20,844)	(3,353)
Principal amortization of continuing debt and other (excluding exchangeable senior notes)	66,158	67,805	(1,647)

Total decreases to interest expense	$44,529	$64,285	$(19,756)
Increases to interest expense due to:
New mortgages	$13,157	$—	$13,157
Exchangeable senior notes (excluding the FSP No. APB 14-1 interest expense)	80,977	66,495	14,482
FSP No. APB 14-1 interest expense	18,900	11,018	7,882

Total increases to interest expense	$113,034	$77,513	$35,521

Total interest expense	$157,563	$141,798	$15,765

We anticipate our net interest expense to be between approximately $300 million and $305 million for fiscal 2009. This projection includes approximately $38 million of non-cash interest expense associated with FSP No. APB 14-1 and excludes deferred financing costs of approximately $7.5 million to $8.5 million for fiscal 2009.

Effective January 1, 2009, we adopted FSP No. APB 14-1 that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. See Note 6 to the Consolidated Financial Statements. FSP No. APB 14-1 requires companies to retrospectively apply the requirements of the pronouncement to all periods presented. The incremental interest expense excluding the impact of capitalized interest for each reporting period is as follows:

For the year ended December 31:	Approximate Amount
(in thousands)
2006	$4,200
2007	19,300
2008	27,700
2009	38,600
2010	41,200
2011	43,900
2012	29,800
2013	23,000
2014	2,500

At June 30, 2009, our variable rate debt consisted of our construction loans at South of Market, Democracy Tower (formerly South of Market Phase II), Wisconsin Place Office and Atlantic Wharf (formerly Russia Wharf) construction projects, as well as our Unsecured Line of Credit. The following summarizes our outstanding consolidated debt as of June 30, 2009 and June 30, 2008:

	June 30,
	2009	2008
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$5,637,158	$4,971,716
Variable rate	320,538	429,385

Total	$5,957,696	$5,401,101

Percent of total debt:
Fixed rate	94.62%	92.05%
Variable rate	5.38%	7.95%

Total	100.00%	100.00%

GAAP weighted-average interest rate at end of period:
Fixed rate	6.14%	6.08%
Variable rate	1.81%	4.31%

Total	5.91%	5.94%

Coupon/Stated weighted-average interest rate at end of period:
Fixed rate	5.39%	5.61%
Variable rate	1.58%	3.92%

Total	5.18%	5.48%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $15.3 million for the six months ended June 30, 2009 compared to 2008. Approximately $9.0 million related to an increase in the Same Property Portfolio which was predominately due to accelerated amortization related to terminations in New York City, approximately $2.5 million related to an increase due to Properties Acquired and the remaining increase of approximately $3.8 million was attributed to Properties Placed In-Service.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the six months ended June 30, 2009 and 2008 were $5.3 million and $6.2 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the six months ended June 30, 2009 and 2008 was $24.2 million and $20.9 million, respectively. These costs are not included in the interest expense referenced above. At our 250 West 55th Street development we expect to capitalize approximately $25.0 million of capitalized interest for fiscal 2009. We expect that most construction activity on this project will be completed by the end of the fourth quarter of 2009, and we will therefore cease capitalizing interest on the project at that time. We expect capitalized interest for fiscal 2009 to be between $45 million and $50 million.

Loss from Suspension of Development

On February 6, 2009, we announced that we are suspending construction on our 1,000,000 square foot office building at 250 West 55th Street in New York City. We intend to complete the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and therefore anticipate that most construction activity on this project will be completed by the end of the fourth quarter of 2009. During the first quarter of 2009, we recognized aggregate costs of approximately $27.8 million related to the suspension of development. No additional costs were recognized during the second quarter of 2009 related to the suspension of development. For the remainder of fiscal 2009, we expect to recognize an additional $2.7 million of costs related to the suspension of development.

Net Derivative Losses (Gains)

During the six months ended June 30, 2008, we modified the estimated date with respect to our anticipated financings under our interest rate hedging program. As a result, we recognized a net derivative loss of approximately $3.5 million representing the partial ineffectiveness of our interest rate contracts.

Loss from Early Extinguishments of Debt

On June 9, 2009, we used available cash to repay the mortgage loan collateralized by our Reservoir Place property located in Waltham, Massachusetts totaling approximately $47.8 million. There was no prepayment penalty associated with the repayment. In accordance with EITF 98-1, the principal amount had been adjusted upon acquisition of the property to reflect the fair value of the assumed note. Due to the repayment of the mortgage, we recognized a gain of approximately $32,000 related to the write off of the remaining fair value balance.

On June 26, 2009, we used available cash to repay the mortgage loan collateralized by our Ten Cambridge Center property located in Cambridge, Massachusetts totaling approximately $30.1 million. We paid a prepayment penalty totaling $0.5 million in connection with the repayment and wrote off $26,000 of unamortized deferred financing costs.

Losses (Gains) from Investments in Securities

We account for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. At June 30, 2009, investment in securities is comprised of an investment, totaling approximately $3.3 million, in an unregistered money market fund. The investment was previously included in Cash and Cash Equivalents. In December 2007, the fund suspended cash redemptions by investors; investors may elect in-kind redemptions of the underlying securities or maintain their investment in the fund and receive distributions as the underlying securities mature or are liquidated by the fund sponsor. As a result, we expect to retain this investment for a longer term than originally intended, and the valuation of our investment is subject to changes in market conditions. Because interests in this fund are now valued at less than their $1.00 par value, we recognized losses (gains) of approximately $(0.2) million and $0.3 million on our investment during the six months ended June 30, 2009 and 2008, respectively. We also maintain a deferred compensation plan that is designed to allow our officers to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. Our obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. We recognized losses (gains) of approximately $(0.4) million and $0.8 million on the investments in the account associated with our deferred compensation plan during the six months ended June 30, 2009 and 2008, respectively.

Income (Loss) from Unconsolidated Joint Ventures

For the six months ended June 30, 2009 compared to 2008, income from unconsolidated joint ventures increased by $1.8 million. During June 2009, we recognized a non-cash impairment charge on our investment in the Value-Added Fund, which represented the other-than-temporary decline in the fair values below the carrying value of our investment in the unconsolidated joint venture. In accordance with Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (APB No. 18) a loss of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized. As a result, we recognized a non-cash impairment charge of approximately $7.4 million related to our investment in the Value-Added Fund. If the fair value of our investments deteriorate further, we could recognize additional impairment charges that may be material to our results of operations.

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

The following table presents actual combined financial information for the joint ventures for the six months ended June 30, 2009 for The General Motors Building and 540 Madison Avenue, Two Grand Central Tower and 125 West 55th Street, respectively. These acquisitions will impact our income from unconsolidated joint ventures in future periods.

	The General Motors Building for the six months ended June 30, 2009	540 Madison Avenue, Two Grand Central Tower, 125 West 55th Street for the six months ended June 30, 2009
	(in thousands)	(in thousands)
Base rent and recoveries from tenants	$94,779	$48,764
Termination income	558	3,965
Straight-line rent	7,190	5,798
Fair value lease revenue	71,045	5,176
Parking and other	1,020	1,859

Total rental revenue	174,592	65,562
Operating expenses	37,278	19,631

Revenue less operating expenses	137,314	45,931
Interest expense	73,680	16,052
Fair value interest expense	4,060	2,608
Depreciation and amortization	78,062	24,012

Income (Loss) before elimination of inter-entity interest on partner loan	(18,488)	3,259

Our share of net income (loss) (60%)	(11,093)	1,955
Basis differential	—	4,483
Elimination of inter-entity interest on partner loan	15,768	—

Our share of net income (60%)	$4,675	$6,438

Gains on sales of real estate

Pursuant to the purchase and sale agreement related to the sale of 280 Park Avenue, we entered into a master lease agreement with the buyer at closing. Under the master lease agreement, we guaranteed that the buyer will receive at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the leases for this space. The leases for this space expired at various times between June 2006 and October 2007. The aggregate amount of base rent we guaranteed over the entire period from 2006 to 2017 is approximately $67.3 million. During the six months ended June 30, 2008, we signed new qualifying leases for approximately 17,454 net rentable square feet of the remaining master lease obligation, resulting in the recognition of approximately $23.4 million

On April 14, 2008, we sold a parcel of land located in Washington, D.C. for approximately $33.7 million. We had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to our involvement in the construction of the project, the gain on sale estimated to total $23.4 million has been deferred and will be recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. As a result, we recognized a gain on sale during the six months ended June 30, 2009 and June 30, 2008 of approximately $7.3 million and $6.2 million, respectively.

Noncontrolling interest in Property Partnerships

Noncontrolling interest in property partnerships for the six months ended June 30, 2009 consist of the outside equity owners’ interests in the income from our 505 9th Street and our Wisconsin Place Office properties.

Noncontrolling interest—common units of the Operating Partnership

Noncontrolling interest—common units of the Operating Partnership decreased by approximately $5.5 million for the six months ended June 30, 2009 compared to 2008 primarily due to decreases in allocable income.

Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 127 properties totaling approximately 30.4 million net rentable square feet of space. The Same Property Portfolio includes properties acquired or placed in-service on or prior to April 1, 2008 and owned through June 30, 2009. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after April 1, 2008 or disposed of on or prior to June 30, 2009. There were no properties that were sold or repositioned after April 1, 2008. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended June 30, 2009 and 2008 with respect to the properties which were acquired, placed in-service or sold.

	Same Property Portfolio				Properties Acquired		Properties Placed In-Service		Total Property Portfolio
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	2009	2008	2009	2008	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue:
Rental Revenue	$348,439	$342,069	$6,370	1.86%	$1,675	$—	$10,387	$6,168	$360,501	$348,237	$12,264	3.52%
Termination Income	12,600	—	12,600	100.00%	—	—	—	—	12,600	—	12,600	100.00%

Total Rental Revenue	361,039	342,069	18,970	5.55%	1,675	—	10,387	6,168	373,101	348,237	24,864	7.14%

Real Estate Operating Expenses	121,609	117,868	3,741	3.17%	190	—	2,931	1,235	124,730	119,103	5,627	4.72%

Net Operating Income, excluding hotels	239,430	224,201	15,229	6.79%	1,485	—	7,456	4,933	248,371	229,134	19,237	8.40%

Hotel Net Operating Income(1)	2,037	3,259	(1,222)	(37.50)%	—	—	—	—	2,037	3,259	(1,222)	(37.50)%

Consolidated Net Operating Income(1)	241,467	227,460	14,007	6.16%	1,485	—	7,456	4,933	250,408	232,393	18,015	7.75%

Other Revenue:
Development and Management Services									8,551	6,460	2,091	32.37%
Interest and Other									442	4,275	(3,833)	(89.66)%

Total Other Revenue									8,993	10,735	(1,742)	(16.23)%
Other Expenses:
General and administrative expense									18,532	17,467	1,065	6.10%
Interest expense									78,633	69,302	9,331	13.46%
Depreciation and amortization	82,737	73,058	9,679	13.25%	1,203	—	3,065	1,331	87,005	74,389	12,616	16.96%
Net derivative losses (gains)									—	(257)	257	100.00%
Loss from early extinguishments of debt									494	—	494	100.00%
Losses (gains) from investments in securities									(1,194)	160	(1,354)	(846.25)%

Total Other Expenses	82,737	73,058	9,679	13.25%	1,203	—	3,065	1,331	183,470	161,061	22,409	13.91%

Income before income (loss) from unconsolidated joint ventures, gains on sale of real estate and net income attributable to noncontrolling interest	$158,730	$154,402	$4,328	2.80%	$282	$—	$4,391	$3,602	$75,931	$82,067	$(6,136)	(7.48)%
Income (loss) from unconsolidated joint ventures	$(6,359)	$1,825	$(8,184)	(448.44)%	$6,393	$30	$(385)	$—	(351)	1,855	(2,206)	(118.92)%
Gains on sales of real estate									4,493	6,203	(1,710)	(27.57)%

Net Income									80,073	90,125	(10,052)	(11.15)%
Net Income attributable to non controlling interest:
Noncontrolling interests in property partnerships									(691)	(420)	(271)	(64.52)%
Noncontrolling interest—common units of the Operating Partnership									(10,629)	(12,251)	1,622	13.24%
Noncontrolling interest in gains on sales of real estate—common units of the Operating Partnership									(629)	(900)	271	30.11%
Noncontrolling interest—redeemable preferred units of the Operating Partnership									(972)	(1,071)	99	9.24%

Net Income attributable to Boston Properties, Inc.									$67,152	$75,483	$(8,331)	(11.04)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 34. Hotel Net Operating Income for the three months ended June 30, 2009 and 2008 are comprised of Hotel Revenue of $7,396 and $9,708 less Hotel Expenses of $5,359 and $6,449, respectively, per the Consolidated Statement of Operations.

Rental Revenue

The increase of approximately $12.3 million in the Total Property Portfolio Rental Revenue is comprised of increases within the three categories that comprise our Total Property Portfolio. Rental revenue from the Same Property Portfolio increased approximately $6.4 million, Properties Acquired increased approximately $1.7 million and Properties Placed In-Service increased approximately $4.2 million.

Rental revenue from the Same Property Portfolio increased approximately $6.4 million for the three months ended June 30, 2009 compared to 2008. Included in Same Property Portfolio rental revenue is an overall increase in contractual rental revenue and straight-line rent of approximately $6.3 million. This was offset by a decrease of approximately $0.9 million in recoveries from tenants. The remaining increase of approximately $1.0 million relates to a contractual settlement agreement.

On April 30, 2009, Lehman Brothers, Inc., which was then our tenth largest tenant (by square feet) with approximately 437,000 net rentable square feet in our 399 Park Avenue property, rejected its lease in bankruptcy. During the third quarter of 2008, we established a reserve for the full amount of the accrued straight-line rent balance. Lehman Brothers, Inc. paid rent through the month of April 2009 for all of its space and continued to occupy approximately 180,000 net rentable square feet through June 22, 2009. As of June 23, 2009, Lehman Brothers, Inc. ceased to occupy or lease any space from us. Lehman Brothers, Inc. contributed approximately $6.5 million to our contractual rental revenue for the three months ended June 30, 2009. On June 12, 2009, General Motors Corporation with approximately 120,000 square feet of office space leased at 601 Lexington Avenue rejected its lease in bankruptcy. Rent commenced for General Motors Corporation on June 1, 2009 and therefore it contributed approximately $1.1 million to our contractual rental revenue for the three months ended June 30, 2009. Lehman Brothers’ rent had contributed approximately $44.9 million per year on a contractual basis to our revenues and the lease rejected by General Motors Corporation was projected to contribute $6.6 million on a contractual basis from July 1, 2009 through December 31, 2009 to our revenues. We expect to incur downtime prior to re-leasing this space and current market rental rates in New York City are significantly less than the rental rates that would have been paid by each of Lehman Brothers and General Motors Corporation.

The acquisition of 635 Massachusetts Avenue on September 26, 2008 increased rental revenue from Properties Acquired by approximately $1.7 million for the three months ended June 30, 2009.

The increase in rental revenue from Properties Placed In-Service relates to fully placing in-service our 77 CityPoint and South of Market development projects during the fourth quarter of 2008 and our One Preserve Parkway and Wisconsin Place Office development projects during the second quarter of 2009. Rental Revenue from Properties Placed In-Service increased approximately $4.2 million, as detailed below:

Property	Date Placed In-Service	Rental Revenue for the three months ended June 30,
		2009	2008	Change
		(in thousands)
South of Market	Fourth Quarter, 2008	$6,617	$5,399	$1,218
77 CityPoint	Fourth Quarter, 2008	2,196	409	1,787
One Preserve Parkway	Second Quarter, 2009	411	360	51
Wisconsin Place Office	Second Quarter, 2009	1,163	—	1,163

Total		$10,387	$6,168	$4,219

Termination Income

Termination income for the three months ended June 30, 2009 was related to six tenants across the Total Property Portfolio that terminated their leases and we recognized termination income totaling approximately $12.6 million, which included $7.5 million of cash related to a termination agreement with a tenant at 601 Lexington Avenue. Approximately $3.6 million of our termination income is non-cash and consists of the estimated value of furniture and fixtures that two tenants transferred to us in connection with the terminations. This compared to no termination income for the three months ended June 30, 2008.

Real Estate Operating Expenses

The $5.6 million increase in operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property Portfolio is comprised of increases and decreases within the four categories that comprise our Total Property Portfolio. Operating expenses for the Same Property Portfolio increased approximately $3.7 million, Properties Acquired increased approximately $0.2 million and Properties Placed In-Serviced increased approximately $1.7 million.

Operating expenses from the Same Property Portfolio increased approximately $3.7 million for the three months ended June 30, 2009 compared to 2008. Included in Same Property Portfolio operating expenses is an increase in real estate taxes of approximately $4.9 million, or 10.4%, of which approximately $2.7 million related to a tax rate increase in New York City. This was offset by an overall decrease of approximately $1.2 million related to other property-related expenses.

The acquisition of 635 Massachusetts Avenue on September 26, 2008 increased operating expense from Properties Acquired by approximately $0.2 million for the three months ended June 30, 2009.

The increase in operating expenses from Properties Placed In-Service relates to fully placing in-service our 77 CityPoint and South of Market development projects during the fourth quarter of 2008 and our One Preserve Parkway and Wisconsin Place Office development projects during the second quarter of 2009. Operating Expenses from Properties Placed In-Service increased approximately $1.7 million, as detailed below:

Property	Date Placed In-Service	Real Estate Operating Expenses for the three months ended June 30,
		2009	2008	Change
		(in thousands)
South of Market	Fourth Quarter, 2008	$1,780	$931	$849
77 CityPoint	Fourth Quarter, 2008	602	199	403
One Preserve Parkway	Second Quarter, 2009	332	105	227
Wisconsin Place Office	Second Quarter, 2009	217	—	217

Total		$2,931	$1,235	$1,696

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property decreased by approximately $1.2 million for the three months ended June 30, 2009 as compared to 2008.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the three months ended June 30, 2009 and 2008.

	2009	2008	Percentage Change
Occupancy	78.0%	83.7%	(6.8)%
Average daily rate	$195.61	$236.58	(17.4)%
Revenue per available room, REVPAR	$152.59	$197.94	(22.9)%

Development and Management Services

Development and management services income increased approximately $2.1 million for the three months ended June 30, 2009 compared to 2008. The increase is primarily attributed to $1.3 million of ongoing management fees and leasing fees from our joint ventures that acquired the General Motors Building, 540 Madison Avenue, Two Grand Central Tower and 125 West 55th Street in New York City, as well as development fees of approximately $1.9 million for our 20 F Street third-party development project, offset by a decrease of approximately $1.1 million in other management fees and service income.

Interest and Other Income

Interest and other income decreased approximately $3.8 million for the three months ended June 30, 2009 compared to 2008 as a result of lower overall interest rates and decreased average cash balances. The average cash balances for the three months ended June 30, 2009 and June 30, 2008 were approximately $215.3 million and $432.3 million, respectively. In addition, the average interest rate for the three months ended June 30, 2009 compared to June 30, 2008 decreased by approximately 2.25%.

Other Expenses

General and Administrative

General and administrative expenses increased approximately $1.1 million for the three months ended June 30, 2009 compared to 2008 due primarily to an approximately $1.3 million increase in the value of our deferred compensation plan.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $9.3 million for the three months ended June 30, 2009 compared to 2008 as detailed below:

Component	Interest Expense for the three months ended June 30,
	2009	2008	Change
	(in thousands)
Decreases to interest expense due to:
Repayment of mortgages	$1,134	$6,423	$(5,289)
Increase in capitalized interest costs	(12,087)	(10,550)	(1,537)
Principal amortization of continuing debt and other (excluding exchangeable senior notes)	33,002	34,492	(1,490)

Total decreases to interest expense	$22,049	$30,365	$(8,316)

Increases to interest expense due to:
New mortgages	$6,591	$—	$6,591
Exchangeable senior notes (excluding the FSP No. APB 14-1 interest expense)	40,523	33,385	7,138
FSP No. APB 14-1 interest expense	9,470	5,552	3,918

Total increases to interest expense	$56,584	$38,937	$17,647

Total interest expense	$78,633	$69,302	$9,331

At June 30, 2009, our variable rate debt consisted of our construction loans at South of Market, Democracy Tower (formerly South of Market Phase II), Wisconsin Place Office and Atlantic Wharf (formerly Russia Wharf) construction projects, as well as our Unsecured Line of Credit. The following summarizes our outstanding consolidated debt as of June 30, 2009 and June 30, 2008:

	June 30,
	2009	2008
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$5,637,158	$4,971,716
Variable rate	320,538	429,385

Total	$5,957,696	$5,401,101

Percent of total debt:
Fixed rate	94.62%	92.05%
Variable rate	5.38%	7.95%

Total	100.00%	100.00%

GAAP weighted-average interest rate at end of period:
Fixed rate	6.14%	6.08%
Variable rate	1.81%	4.31%

Total	5.91%	5.94%
Coupon/Stated weighted-average interest rate at end of period:
Fixed rate	5.39%	5.61%
Variable rate	1.58%	3.92%

Total	5.18%	5.48%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $12.6 million for the three months ended June 30, 2009 compared to 2008. Approximately $9.7 million related to an increase in the Same Property Portfolio, which was predominately due to accelerated amortization related to terminations in New York City, approximately $1.2 million related to an increase due to Properties Acquired and the remaining increase of approximately $1.7 million was attributed to Properties Placed In-Service.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the three months ended June 30, 2009 and 2008 were $2.9 million and $3.0 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the three months ended June 30, 2009 and 2008 was $12.1 million and $10.6 million, respectively. These costs are not included in the interest expense referenced above.

Net Derivative Losses (Gains)

Net derivative losses (gains) for the three months ended June 30, 2008 totaled approximately $0.3 million, which represented the partial ineffectiveness of the hedge contracts.

Loss from Early Extinguishments of Debt

On June 9, 2009, we used available cash to repay the mortgage loan collateralized by our Reservoir Place property located in Waltham, Massachusetts totaling approximately $47.8 million. There was no prepayment penalty associated with the repayment. In accordance with EITF 98-1, the principal amount had been adjusted upon acquisition of the property to reflect the fair value of the assumed note. Due to the repayment of the mortgage, we recognized a gain of approximately $32,000 related to the write off of the remaining fair value balance.

On June 26, 2009, we used available cash to repay the mortgage loan collateralized by our Ten Cambridge Center property located in Cambridge, Massachusetts totaling approximately $30.1 million. We paid a prepayment penalty totaling $0.5 million in connection with the repayment and wrote off $26,000 of unamortized deferred financing costs.

Losses (Gains) from Investments in Securities

We account for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. At June 30, 2009, investment in securities is comprised of an investment, totaling approximately $3.3 million, in an unregistered money market fund. The investment was previously included in Cash and Cash Equivalents. In December 2007, the fund suspended cash redemptions by investors; investors may elect in-kind redemptions of the underlying securities or maintain their investment in the fund and receive distributions as the underlying securities mature or are liquidated by the fund sponsor. As a result, we expect to retain this investment for a longer term than originally intended, and the valuation of our investment is subject to changes in market conditions. Because interests in this fund are now valued at less than their $1.00 par value, we recognized a (gain) of approximately $(0.2) million on our investment during the three months ended June 30, 2009 and we recognized no loss (gain) on our investment during the three months ended June 30, 2008. We also maintain a deferred compensation plan that is designed to allow our officers to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. Our obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. We recognized losses (gains) of approximately $(1.0) million and $0.2 million on the investments in the account associated with our deferred compensation plan during the three months ended June 30, 2009 and 2008, respectively.

Income (Loss) from Unconsolidated Joint Ventures

For the three months ended June 30, 2009 compared to 2008, income from unconsolidated joint ventures decreased by $2.2 million. During June 2009, we recognized a non-cash impairment charge on our investment in the Value-Added Fund, which represented the other-than-temporary decline in the fair values below the carrying value of our investment in the unconsolidated joint venture. In accordance with Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (APB No. 18) a loss of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized. As a result, we recognized a non-cash impairment charge of approximately $7.4 million related to our investment in the Value-Added Fund. If the fair value of our investments deteriorate further, we could recognize additional impairment charges that may be material to our results of operations.

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

The following table presents actual combined financial information for the joint ventures for the three months ended June 30, 2009 for The General Motors Building and 540 Madison Avenue, Two Grand Central Tower and 125 West 55th Street, respectively. These acquisitions will impact our income from unconsolidated joint ventures in future periods.

	The General Motors Building for the three months ended June 30, 2009	540 Madison Avenue, Two Grand Central Tower, 125 West 55th Street for the three months ended June 30, 2009
	(in thousands)	(in thousands)
Base rent and recoveries from tenants	$47,489	$23,237
Termination income	558	3,019
Straight-line rent	4,324	3,656
Fair value lease revenue	35,508	3,426
Parking and other	485	861

Total rental revenue	88,364	34,199
Operating expenses	17,847	9,543

Revenue less operating expenses	70,517	24,656
Interest expense	37,125	8,069
Fair value interest expense	2,048	1,315
Depreciation and amortization	40,216	12,428

Income (Loss) before elimination of inter-entity interest on partner loan	(8,872)	2,844

Our share of net income (loss) (60%)	(5,323)	1,706
Basis differential	—	2,054
Elimination of inter-entity interest on partner loan	7,956	—

Our share of net income (60%)	$2,633	$3,760

Gains on sales of real estate

On April 14, 2008, we sold a parcel of land located in Washington, D.C. for approximately $33.7 million. We had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to our involvement in the construction of the project, the gain on sale estimated to total $23.4 million has been deferred and will be recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. As a result, we recognized a gain on sale during the three months ended June 30, 2009 and June 30, 2008 of approximately $4.5 million and $6.2 million, respectively.

Noncontrolling interest in Property Partnerships

Noncontrolling interest in property partnerships for the three months ended June 30, 2009 consist of the outside equity owners’ interests in the income from our 505 9th Street and our Wisconsin Place Office properties.

Noncontrolling interest—common units of the Operating Partnership

Noncontrolling interest—common units of the Operating Partnership decreased by approximately $1.6 million for the three months ended June 30, 2009 compared to 2008 primarily due to decreases in allocable income.

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

We believe that our liquidity needs will be satisfied using our cash on hand, cash flows generated by operations, availability under our Unsecured Line of Credit and cash flows provided by other financing activities. We draw on multiple financing sources to fund our long-term capital needs. Our Unsecured Line of Credit is utilized primarily as a bridge facility to fund acquisition opportunities, to refinance outstanding indebtedness and to meet short-term development and working capital needs. We generally seek to fund our development projects with construction loans, which may be guaranteed. However, the financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration and our access to cost effective capital at the given time.

The following table presents information on properties under construction for the period ended June 30, 2009 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Square feet	Investment to Date(1)	Estimated Total Investment(1)	Percentage Leased(2)
Democracy Tower(3)(4)	Third Quarter, 2009	Reston, VA	1	225,000	76,616	87,200	100%
701 Carnegie Center	Third Quarter, 2009	Princeton, NJ	1	120,000	27,896	34,000	100%
Weston Corporate Center	Third Quarter, 2010	Weston, MA	1	356,367	56,392	150,000	100%
Atlantic Wharf (formerly Russia Wharf)(3)(5)	First Quarter, 2012	Boston, MA	2	815,000	288,405	550,000	78	%(6)
2200 Pennsylvania Avenue(7)	Second Quarter, 2012	Washington, DC	2	780,000	56,609	380,000	42	%(8)

Total Properties under Construction			7	2,296,367	$505,918	$1,201,200	75	%(6)(8)

Projects Suspended:
250 West 55th Street(9)	N/A	New York, NY	1	1,000,000	$443,851	$480,000	0%

Total Properties Suspended			1	1,000,000	$443,851	$480,000	0%

(1)	Includes net revenue during lease up period.
(2)	Represents percentage leased as of July 21, 2009.
(3)	Property has a construction loan.
(4)	This property was formerly South of Market Phase-II.
(5)	Includes 235,000 square feet of residential space and 28,000 square feet of retail space.
(6)	Percentage leased excludes 235,000 square feet of residential space and includes 28,000 square feet of retail space.
(7)	Includes 280,000 square feet of residential space and 50,000 square feet of retail space in the residential component and 22,000 square feet of retail space in the office component.
(8)	Percentage leased excludes 280,000 square feet of residential space and 50,000 square feet of retail space in the residential component and includes 22,000 square feet of retail space in the office component.
(9)	On February 6, 2009, we announced that we are suspending construction. We intend to complete the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and therefore anticipate that most construction activity on this project will be completed by the end of the fourth quarter of 2009. The estimated total investment only reflects the completion of this work and does not reflect the estimated costs of the potential future completion of the entire project.

As of June 30, 2009, $46.8 million represents the outstanding amount that we have drawn under our $65.0 million loan commitment collateralized by our Democracy Tower development project. As of June 30, 2009, we have not drawn any amounts under our $215.0 million commitment collateralized by our Atlantic Wharf development project.

Contractual rental revenue, recoveries from tenants, other income from operations, available cash balances and draws on our Unsecured Line of Credit are our principal sources of capital used to pay operating expenses, debt service, recurring capital expenditures and the minimum distribution required to maintain our REIT qualification. We seek to increase income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our office real estate management, leasing, development and construction businesses. We believe our revenue, together with proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs.

Material adverse changes in one or more sources of capital may adversely affect our net cash flows. Such changes, in turn, could adversely affect our ability to fund distributions, debt service payments and tenant improvements. In addition, a material adverse change in our cash provided by operations may affect our ability to comply with the financial performance covenants under our Unsecured Line of Credit and unsecured senior notes.

With respect to financing alternatives, the secured credit markets continue to be constrained in the real estate sector, as lenders are primarily focusing on refinancing or restructuring existing loans. Secured lenders are taking relatively little underwriting risk, the amount of capital they are willing to commit has decreased and the underwriting standards that they are employing have become increasingly conservative. As alternatives to the secured lending market, we currently have access to the unsecured debt markets and we recently completed an underwritten public offering of 17,250,000 shares of our common stock in June 2009. We realized net proceeds of approximately $842.0 million in the offering, which significantly increased our cash balances and enhanced our overall liquidity. As a result of the offering, we determined not to proceed with several planned financings.

On August 3, 2009, we repaid $20.5 million of secured indebtedness that was scheduled to mature in August 2009 and, based on the current leasing, we have qualified to extend the maturity date on $185.9 million of secured indebtedness that matures in November 2009 by one year. Excluding our Unsecured Line of Credit and the aforementioned $185.9 million of secured indebtedness, which we have qualified to extend, we have an aggregate of approximately $124.8 million of secured debt maturing in 2010. In addition, our unconsolidated joint ventures have debt maturities totaling approximately $755 million (of which our share is approximately $399 million) in 2010. All of the loans are secured mortgages. The two largest maturities are loans on 125 West 55th Street and Two Grand Central Tower totaling approximately $453.5 million (of which our share is approximately $272.1 million), and we anticipate reducing our share of the aggregate amount borrowed on these assets by approximately $100 million in connection with the refinancing. The remaining loans are moderately leveraged mortgages on stabilized properties that we expect to be able to refinance. We intend to be proactive in our refinancing strategy, including requesting financing bids on many of these assets through the remainder of 2009, but there can be no assurance that we will be able to extend or refinance any of these loans on favorable terms or at all.

Our Unsecured Line of Credit expires in August 2010 and it contains a one-year extension at our option provided that we are not in default. We currently expect that we will exercise this option and extend the maturity date to August 2011. Our remaining capital commitments over the next few years are to fund our development program.

In addition to our Unsecured Line of Credit and property-specific debt, we also have approximately $3.5 billion of unsecured senior notes outstanding (including approximately $2.0 billion of exchangeable notes). All of this debt either matures or is redeemable between 2012 and 2015. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase unsecured senior notes for cash in open market purchases or privately negotiated transactions, or both. We will evaluate any such potential transactions in light of then-existing market conditions, taking into account the trading prices of the notes, our current liquidity and prospects for future access to capital.

In total, our remaining capital requirements, net of anticipated fundings from existing construction loans, to complete our ongoing developments is approximately $505.8 million, through the end of 2012. With available cash proceeds from the equity offering, access to our Unsecured Line of Credit and the anticipated cash flow generated by the operating portfolio, we believe we have sufficient capacity to fund the entire program.

Finally, in prior years, we have been an active seller of real estate assets and, although we will consider additional asset sales, we do not expect our sales volume to be comparable to that of prior years.

REIT Tax Distribution Considerations

Dividend

As a REIT we are subject to a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our annual taxable income. Our policy is to distribute at least 100% of our taxable income to avoid paying federal tax. With a view toward increasing our equity over time and preserving additional capital, we reduced our quarterly dividend for the second quarter of 2009 to $0.50 per share. Based on our current expectation for taxable income over the next few years, and absent any unanticipated circumstances, we expect that our quarterly dividend will be approximately $0.50 per share for the next several quarters, which should enable us to retain approximately $68 million of capital per year, including the impact of additional shares from our stock offering. There can be no assurance that the actual dividends declared by our Board of Directors will not differ materially.

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

Cash and cash equivalents were approximately $819.2 million and $112.1 million at June 30, 2009 and 2008, respectively, representing an increase of approximately $707.1 million. The following table sets forth increases and decreases in cash flows:

	Six months ended June 30,
	2009	2008	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$316,937	$250,985	$65,952
Net cash used in investing activities	(198,965)	(632,010)	433,045
Net cash provided by (used in) financing activities	459,763	(1,013,786)	1,473,549

Our principal source of cash flow is related to the operation of our office properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 6.9 years with occupancy rates historically in the range of 92% to 98%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties, secured and unsecured borrowings and equity offerings.

Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash used in investing activities for the three months ended June 30, 2009 consisted of the following:

Six months ended June 30, 2009
(in thousands)
Acquisitions/additions to real estate	$(196,503)
Proceeds from redemptions of investments in securities	1,024
Net investments in unconsolidated joint ventures	(3,486)

Net cash used in investing activities	$(198,965)

Cash provided by financing activities for the three months ended June 30, 2009 totaled approximately $459.8 million. This consisted primarily of the net proceeds from the equity offering in June 2009 offset by the payments of dividends and distributions to our shareholders and the unitholders of our Operating Partnership and the repayment of mortgage notes payable and the Unsecured Line of Credit. Future debt payments are discussed below under the heading “Debt Financing.”

Capitalization

At June 30, 2009, our total consolidated debt was approximately $6.0 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 5.91% and the weighted-average maturity was approximately 5.2 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $13.7 billion at June 30, 2009. Total consolidated market capitalization was calculated using the June 30, 2009 closing stock price of $47.70 per common share and the following: (1) 138,548,661 shares of our common stock, (2) 19,875,443 outstanding common units of partnership interest in Boston Properties Limited Partnership (excluding common units held by Boston Properties, Inc.), (3) an aggregate of 1,460,688 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest in Boston Properties Limited Partnership, (4) an aggregate of 1,459,840 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (5) our consolidated debt totaling approximately $6.0 billion. The calculation of total consolidated market capitalization does not include 1,080,938 2008 OPP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at June 30, 2009, represented approximately 43.63% of our total consolidated market capitalization. This percentage will fluctuate with changes in the market value of our common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

For a discussion of our unconsolidated joint venture indebtedness, see “Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

Debt Financing

As of June 30, 2009, we had approximately $6.0 billion of outstanding consolidated indebtedness, representing approximately 43.63% of our total consolidated market capitalization as calculated above consisting of (1) $1.473 billion (net of discount) in publicly traded unsecured debt having a weighted-average interest rate of 6.03% per annum and maturities in 2013 and 2015; (2) $415.7 million (net of FSP No. APB 14-1 adjustment) of exchangeable senior notes having a GAAP interest rate of 5.958% per annum (an effective rate of 3.787% per annum, excluding the effect of FSP No. APB 14-1), an initial optional redemption date in 2013 and maturity in 2036; (3) $805.0 million (net of discount and FSP No. APB 14-1 adjustment) of exchangeable senior notes having a GAAP interest rate of 5.630% per annum (an effective rate of 3.462% per annum, excluding the effect of FSP No. APB 14-1), an initial optional redemption date in 2012 and maturing in 2037; (4) $660.8 million (net of discount and FSP No. APB 14-1 adjustment) of exchangeable senior notes having a GAAP interest rate of 6.555% per annum (an effective rate of 4.037%, excluding the effect of FSP No. APB 14-1) and maturing in 2014; and (5) $2.6 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 5.75% per annum and weighted-average term of 5.8 years. The table below summarizes our mortgage notes payable, our senior unsecured notes and our Unsecured Line of Credit at June 30, 2009 and June 30, 2008:

	June 30,
	2009	2008
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable	$2,283,059	$2,306,111
Variable rate mortgage notes payable	320,538	229,385
Unsecured senior notes, net of discount	1,472,617	1,472,141
Unsecured exchangeable senior notes, net of discount and FSP No. APB 14-1 adjustment	1,881,482	1,193,464
Unsecured Line of Credit	—	200,000

Total	$5,957,696	$5,401,101

Percent of total debt:
Fixed rate	94.62%	92.05%
Variable rate	5.38%	7.95%

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	6.14%	6.08%
Variable rate	1.81%	4.31%

Total	5.91%	5.94%

Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	5.39%	5.61%
Variable rate	1.58%	3.92%

Total	5.18%	5.48%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates. As of June 30, 2009, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 1.18% per annum.

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

As of June 30, 2009, we had no borrowings and letters of credit totaling $13.2 million outstanding under the Unsecured Line of Credit, with the ability to borrow $986.8 million. As of August 3, 2009, we had no borrowings outstanding under the Unsecured Line of Credit.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of June 30, 2009 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.381%	$750,000	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.291%	175,000	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.693%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015

Total principal			1,475,000
Net discount			(2,383)

Total			$1,472,617

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (except the $250 million 12 Year Unsecured Senior Notes that mature on June 1, 2015 are calculated at the U.S. Treasury yield plus 25 basis points), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of June 30, 2009, we believe we were in compliance with each of these financial restrictions and requirements.

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

Unsecured exchangeable senior notes

The following summarizes the unsecured exchangeable senior notes outstanding as of June 30, 2009 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
2.875% Exchangeable Senior Notes	2.875%	3.462%	7.0430	(3)	862,500	February 20, 2012	February 15, 2037
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(4)	450,000	May 18, 2013	May 15, 2036

Total principal					2,060,000
Net discount					(18,387)
FSP APB 14-1 Adjustment					(160,131)

Total					$1,881,482

(1)	Yield on issuance date including the effects of discounts on the notes and excluding the effects of FSP No. APB 14-1.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of our common stock). In addition, we entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions are expected to have the effect of increasing the effective exchange price to us of the notes from $117.58 to approximately $137.17 per share, representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of our common stock. The net cost of the capped call transactions was approximately $44.4 million.
(3)	In connection with the special dividend of $5.98 per share of common stock declared on December 17, 2007, the exchange rate was adjusted from 6.6090 to 7.0430 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $141.98 per share of our common stock.
(4)	In connection with the special dividend of $5.98 per share of common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of our common stock.

Effective January 1, 2009, we adopted FSP No. APB 14-1 that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. See Note 6 of the Consolidated Financial Statements.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgages notes payable at June 30, 2009:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
599 Lexington Avenue	5.57%	5.41%	$750,000	$—	$750,000	(2)(3)	March 1, 2017
601 Lexington Avenue	7.19%	7.24%	470,657	1,186	471,843	(4)(5)	May 11, 2011
Embarcadero Center Four	6.10%	7.02%	375,000	—	375,000	(6)	December 1, 2016
South of Market	1.42%	1.65%	185,932	—	185,932	(3)(7)	November 21, 2009
505 9th Street	5.73%	5.87%	130,000	—	130,000		November 1, 2017
Wisconsin Place Office	1.62%	1.85%	87,761	—	87,761	(3)(8)	January 29, 2011
One Freedom Square	7.75%	5.34%	69,104	3,366	72,470	(5)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.55%	5.58%	63,000	—	63,000	(3)	October 1, 2014
202, 206 & 214 Carnegie Center	8.13%	8.22%	56,813	—	56,813		October 1, 2010
140 Kendrick Street	7.51%	5.25%	51,544	3,135	54,679	(5)	July 1, 2013
New Dominion Tech Park, Bldg. One	7.69%	7.84%	51,778	—	51,778		January 15, 2021
1330 Connecticut Avenue	7.58%	4.74%	46,836	2,185	49,021	(9)	February 26, 2011
Democracy Tower	2.16%	2.35%	46,845	—	46,845	(3)(10)	December 19, 2010
Kingstowne Two and Retail	5.99%	5.61%	40,097	875	40,972	(9)	January 1, 2016
10 and 20 Burlington Mall Road	7.25%	7.31%	34,184	—	34,184	(11)	October 1, 2011
Sumner Square	7.35%	7.54%	25,875	—	25,875		September 1, 2013
Montvale Center	5.93%	6.07%	25,000	—	25,000	(3)	June 6, 2012
Eight Cambridge Center	7.73%	7.74%	23,327	—	23,327		July 15, 2010
1301 New York Avenue	6.91%	7.01%	20,684	—	20,684	(12)	August 15, 2009
Kingstowne One	5.96%	5.68%	19,197	289	19,486	(9)	May 5, 2013
University Place	6.94%	6.99%	18,927	—	18,927		August 1, 2021
Atlantic Wharf	N/A	N/A	—	—	—	(13)(14)	April 21, 2012

Total			$2,592,561	$11,036	$2,603,597

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required by EITF 98-1. All adjustments related to EITF 98-1 are noted above.
(2)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount will reduce our interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(4)	Formerly known as Citigroup Center.
(5)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon redemption of the outside members’ equity interest in the limited liability company that owns the property to reflect the fair value of the note.
(6)	On November 13, 2008, we closed on an eight-year, $375.0 million mortgage loan collateralized by this property. The mortgage loan bears interest at a fixed rate of 6.10% per annum. Under our interest rate hedging program, we will reclassify into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheet within Accumulated Other Comprehensive Loss resulting in an effective interest rate of 7.02% per annum.

(7)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.00% per annum and matures on November 21, 2009 with two, one-year extension options subject to certain conditions. Based on current leasing, we have qualified for the first one-year extension.
(8)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.10% per annum and matures on January 29, 2011 with two, one-year extension options subject to certain conditions.
(9)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the assumed note.
(10)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on December 19, 2010 with two one-year extension options subject to certain conditions.
(11)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(12)	Includes outstanding principal in the amounts of $17.5 million, $2.4 million and $0.8 million, which bear interest at fixed rates of 6.70%, 8.54% and 6.75% per annum, respectively. The mortgages were repaid on August 3, 2009.
(13)	Formerly known as Russia Wharf.
(14)	The construction financing bears interest at a variable rate equal to LIBOR plus 3.00% per annum and matures on April 21, 2012 with two one-year extension options subject to certain conditions.

Off-Balance Sheet Arrangements - Joint Venture Indebtedness

We have investments in twelve unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 5% to 60%. Eleven of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At June 30, 2009, the aggregate debt, including both our and our partners’ share, incurred by these ventures was approximately $3.205 billion. The table below summarizes the outstanding debt of these joint venture properties at June 30, 2009. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
General Motors Building:
Secured 1st Mortgage	60%	5.95%	6.50%	$1,300,000	$(51,511)	$1,248,489	(2)(3)(4)	October 7, 2017
Mezzanine Loan	60%	6.02%	8.00%	306,000	(41,347)	264,653	(2)(3)(5)	October 7, 2017
Partner Loans	60%	11.00%	11.00%	450,000	—	450,000	(6)	June 9, 2017
125 West 55th Street:
Secured 1st Mortgage	60%	5.75%	6.07%	200,000	(1,033)	198,967	(2)(3)	March 1, 2010
Mezzanine Loan	60%	7.81%	10.82%	63,500	(639)	62,861	(2)(3)	March 1, 2010
Two Grand Central Tower	60%	5.10%	6.20%	190,000	(2,038)	187,962	(2)(3)	July 11 , 2010
540 Madison Avenue	60%	5.20%	6.75%	119,600	(6,161)	113,439	(2)	July 11, 2013
Metropolitan Square	51%	8.23%	8.23%	125,539	—	125,539		May 1, 2010
Market Square North	50%	7.70%	7.74%	84,382	—	84,382		December 19, 2010
Eighth Avenue and 46th Street	50%	2.66%	2.66%	23,600	—	23,600	(7)(8)	May 8, 2009
Annapolis Junction	50%	1.56%	1.72%	41,172	—	41,172	(3)(9)	September 12, 2010
Mountain View Tech. Park	39.5%	1.92%	2.25%	24,100	—	24,100	(10)(11)	March 31, 2011
Mountain View Research Park	39.5%	2.17%	2.41%	108,805	—	108,805	(10)(12)	May 31, 2011
901 New York Avenue	25%	5.19%	5.27%	166,529	—	166,529		January 1, 2015
One & Two Circle Star Way	25%	6.57%	6.67%	42,000	—	42,000	(3)(10)(13)	September 1, 2013
300 Billerica Road	25%	5.69%	6.04%	7,500	—	7,500	(3)(10)	January 1, 2016
Wisconsin Place Retail	5%	1.83%	2.03%	55,046	—	55,046	(14)	March 29, 2010

Total				$3,307,773	$(102,729)	$3,205,044

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges and adjustments required by EITF 98-1. All adjustments related to EITF 98-1 are noted above.
(2)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the assumed note.
(3)	The loan requires interest only payments with a balloon payment due at maturity.
(4)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of June 30, 2009, the maximum funding obligation under the guarantee was approximately $34.8 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(5)	Principal amount does not include the assumed mezzanine loan with an aggregate principal amount of $294.0 million and a stated rate of 6.02% per annum, as the venture acquired the lenders’ interest in this loan for a purchase price of approximately $263.1 million in cash.
(6)	In connection with the capitalization of the joint venture, loans in an aggregate of $450.0 million were funded by the venture’s partners on a pro-rata basis. Our share of the partner loans totaling $270.0 million has been reflected in Related Party Note Receivable on our Consolidated Balance Sheets.
(7)	The financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum.
(8)	An unconsolidated joint venture in which we own a 50% interest is the borrower of a $23.6 million mortgage financing collateralized by the land parcels at Eighth Avenue and 46th Street in New York City. We and our third-party joint venture partner each agreed to guarantee $11.8 million of the mortgage loan. The loan was scheduled to mature on May 8, 2009. However, because our partner is in discussions with the lender on a new credit facility, the lender has agreed that such loan amount need not be repaid pending finalization of the new credit facility. If our partner defaults on its obligation to contribute its share of the loan repayment amount, then we have the right to repay the entire loan amount, have the collateral released and proceed against our partner for reimbursement.
(9)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.20% per annum and matures on September 12, 2010 with two one-year extensions options subject to certain conditions. In addition, we have guaranteed the repayment of approximately $9.1 million of principal (as well as interest on the loan), which amount is subject to reduction and eventual elimination upon attaining certain debt service coverage ratios.
(10)	This property is owned by the Value-Added Fund.
(11)	Mortgage financing totals $26.0 million (of which approximately $24.1 million has been disbursed as of June 30, 2009). The mortgage bears interest at a variable rate of LIBOR plus 1.50% and matures on March 31, 2011 with two, one-year extension options. The Value-Added Fund has entered into an interest rate swap contract to fix the one-month LIBOR index rate at 4.085% per annum on a notional amount of $24 million. The swap contract went into effect on June 12, 2008 and expires on March 31, 2011.
(12)	Mortgage financing totals $120.0 million (of which $103.0 million was drawn at closing, $3.3 million was drawn to fund tenant and capital costs, with the remaining $13.7 million available to fund future tenant and capital costs). The mortgage bears interest at a variable rate of LIBOR plus 1.75% and matures on May 31, 2011 with two, one-year extension options. The Value-Added Fund has guaranteed the payment of interest on the loan. In addition, the Value-Added Fund has entered into three interest rate swap contracts to fix the one-month LIBOR index rate at 3.63% per annum on an aggregate notional amount of $103 million. The swap contracts went into effect on June 2, 2008 and expire on April 1, 2011.
(13)	The Value-Added Fund has guaranteed the payment of an aggregate of approximately $5.0 million of unfunded tenant improvement costs and leasing commissions.
(14)	Amount represents outstanding construction financing under a $66.0 million loan commitment collateralized by the retail entity of Wisconsin Place. Wisconsin Place is a mixed-use development project consisting of office, retail and residential properties located in Chevy Chase, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.375% per annum and matures on March 29, 2010 with two, one-year extension options subject to certain conditions. In addition, we have guaranteed the repayment of approximately $825,000 of principal (as well as our share of interest on the loan, taxes and operating expenses), which amount is subject to reduction upon attaining a prescribed debt service coverage ratio.

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

Funds from Operations

Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or “FFO,” by adjusting net income attributable to Boston Properties, Inc. (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, real estate related depreciation and amortization, and after adjustment for unconsolidated joint ventures and noncontrolling interest. FFO is a non-GAAP financial measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.

FFO should not be considered as an alternative to net income attributable to Boston Properties, Inc. (determined in accordance with GAAP) as an indication of our performance. FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO should be compared with our reported net income attributable to Boston Properties, Inc. and considered in addition to cash flows in accordance with GAAP, as presented in our Consolidated Financial Statements.

The following table presents a reconciliation of net income available to common shareholders to FFO for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Net income attributable to Boston Properties, Inc.	$67,152	$75,483
Add:
Noncontrolling interest in property partnerships	691	420
Noncontrolling interest—common units of the Operating Partnership	10,629	12,251
Noncontrolling interest—redeemable preferred units of the Operating Partnership	972	1,071
Noncontrolling interest in gains on sales of real estate—common units of the Operating Partnership	629	900
Less:
Income (loss) from unconsolidated joint ventures	(351)	1,855
Gains on sales of real estate	4,493	6,203

Income before income (loss) from unconsolidated joint ventures, gains on sales of real estate and net income attributable to noncontrolling interests	75,931	82,067
Add:
Real estate depreciation and amortization(1)	120,359	82,838
Income (loss) from unconsolidated joint ventures	(351)	1,855
Less:
Noncontrolling interests in property partnerships’ share of funds from operations	1,199	928
Noncontrolling interest—redeemable preferred units of the Operating Partnership	972	949

Funds from Operations	$193,768	$164,883
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	27,100	23,932

Funds from Operations attributable to Boston Properties, Inc.	$166,668	$140,951

Our percentage share of Funds from Operations—basic	86.01%	85.49%

Weighted-average shares outstanding—basic	125,267	119,753

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $87,005 and $74,389, our share of unconsolidated joint venture real estate depreciation and amortization of $33,798 and $8,972 less corporate related depreciation and amortization of $444 and $523 for the three months ended June 30, 2009 and 2008, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)		(in thousands)
Basic FFO	$193,768	145,635	$164,883	140,086
Effect of Dilutive Securities
Convertible Preferred Units	972	1,461	949	1,461
Stock Based Compensation	—	353	—	1,562

Diluted FFO	$194,740	147,449	$165,832	143,109
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	26,901	20,368	23,562	20,333

Our share of Diluted FFO(1)	$167,839	127,081	$142,270	122,776

(1)	Our share of diluted Funds from Operations was 86.19% and 85.79% for the quarter ended June 30, 2009 and 2008, respectively.

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

Reclassifications and Adoption of New Accounting Pronouncements

Certain prior year amounts have been reclassified to conform to the current year presentation. In addition, certain prior year amounts have been revised as a result of the adoption on January 1, 2009 of (1) FSP No. APB 14-1 (See Note 6 of the Consolidated Financial Statements), (2) SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”) and EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities” (Amended) (See Note 8 of the Consolidated Financial Statements) and (3) FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-06-1”) (See Note 10 of the Consolidated Financial Statements).

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP No. FAS 107-1”). FSP No. FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair-value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements. FSP No. FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 (See Note 2 of the Consolidated Financial Statements).

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. SFAS No. 165 was effective for interim or annual periods beginning after June 15, 2009. We have evaluated subsequent events through the time of filing these financial statements with the SEC on Form 10-Q on August 6, 2009.

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

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which modifies the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate a VIE. SFAS No. 167 is effective on the first annual reporting period that begins after November 15, 2009. We are currently assessing the potential impact that the adoption of SFAS No. 167 will have on our financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” (“SFAS No. 168”), which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on us.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

Approximately $5.6 billion of our consolidated borrowings bear interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. As of June 30, 2009, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 1.18% (aggregating 1.58%) per annum. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, refer to Note 4 to the Consolidated Financial Statements and “Item 2.— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2009	2010	2011	2012	2013	2014+	Total	Fair Value
	Secured debt
	(dollars in thousands)
Fixed Rate	$33,271	$105,126	$551,720	$106,642	$101,068	$1,385,232	$2,283,059	$2,153,872
Average Interest Rate	7.00%	7.68%	7.02%	5.68%	6.03%	5.97%	6.31%
Variable Rate	185,932	46,845	87,761	—	—	—	320,538	318,612

	Unsecured debt
Fixed Rate	—	—	—	—	$923,741	$548,876	$1,472,617	$1,384,165
Average Interest Rate	—	—	—	—	6.36%	5.47%	6.03%
Variable Rate	—	—	—	—	—	—	—	—

	Unsecured exchangeable debt
Fixed Rate	—	—	—	$850,496	$450,000	$741,117	$2,041,613
FSP No. APB 14-1 Adjustment	(19,741)	(41,195)	(43,912)	(29,793)	(23,052)	(2,438)	(160,131)

Total Fixed Rate	(19,741)	(41,195)	(43,912)	820,703	426,948	738,679	1,881,482	1,790,121
Average Interest Rate	—	—	—	5.63%	5.96%	6.56%	6.03%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$199,462	$110,776	$595,569	$927,345	$1,451,757	$2,672,787	$5,957,696	$5,646,770

At June 30, 2009, the weighted-average coupon/stated rate on our fixed and variable rate debt was 5.39% and 1.58%, respectively. The weighted-average coupon/stated rate for our unsecured exchangeable debt was 3.64%.

At June 30, 2009, our outstanding variable rate debt based on LIBOR totaled approximately $320.5 million. At June 30, 2009, the interest rate on our variable rate debt was approximately 1.81%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.6 million for the six months ended June 30, 2009.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of our fiscal year ending December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended June 30, 2009, we issued an aggregate of 1,971 shares Common Stock in exchange for 1,971 common units of limited partnership held by certain limited partners of our Operating Partnership. These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(2) based upon factual representations received from the limited partners who received the common shares.

(b) Not applicable

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2009—April 30, 2009	—		—	N/A	N/A
May 1, 2009—May 31, 2009	—		—	N/A	N/A
June 1, 2009—June 30, 2009	279		$50.31	N/A	N/A

Total	279	(1)	$50.31	N/A	N/A

(1)	Represents shares of Common Stock surrendered by an employee to the Company to satisfy such employee’s tax withholding obligation in connection with the vesting of restricted Common Stock.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—Submission of Matters to a Vote of Security Holders.

(a) The Company held its 2009 annual meeting of stockholders (the “2009 Annual Meeting”) on May 19, 2009. A detailed description of the matters voted upon at the 2009 Annual Meeting is contained in the Company’s proxy statement that was filed with the Securities and Exchange Commission on April 1, 2009.

(b) At the 2009 Annual Meeting, the stockholders voted to elect Frederick J. Iseman, Edward H. Linde and David A. Twardock, each to serve as Class III Directors of the Company until the Company’s 2012 annual meeting of stockholders and until their successors are duly elected and qualified.

Mortimer B. Zuckerman, Carol B. Einiger and Richard E. Salomon will continue to serve as Class I Directors and Lawrence S. Bacow, Zoë Baird, Alan J. Patricof and Martin Turchin will continue to serve as Class II Directors until their present terms expire in 2010 and 2011, respectively, and until their successors are duly elected and qualified.

(c) Votes were cast for and withheld in the election of directors as follows:

Class III Nominee	Votes For	Votes Withheld
Frederick J. Iseman	100,952,560	2,940,174
Edward H. Linde	64,513,923	39,378,811
David A. Twardock	59,455,560	44,437,174

There were no broker non-votes in the election of directors.

At the 2009 Annual Meeting, the stockholders also voted on a proposal to ratify the Audit Committee’s appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2009. The results of the vote were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
102,518,120	1,338,755	35,859	—

At the 2009 Annual Meeting, the stockholders also voted on a stockholder proposal concerning the annual election of directors. The results of the vote were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
81,501,344	17,416,617	60,983	4,913,790

At the 2009 Annual Meeting, the stockholders also voted on a stockholder proposal concerning majority voting. The results of the vote were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
63,546,315	35,369,528	63,101	4,913,790

At the 2009 Annual Meeting, the stockholders also voted on a stockholder proposal concerning the preparation of a sustainability report. The results of the vote were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
31,038,324	52,249,079	15,691,541	4,913,790

At the 2009 Annual Meeting, the stockholders also voted on a stockholder proposal concerning an independent board chairman. The results of the vote were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
42,521,823	56,402,752	54,369	4,913,790

(d) Not applicable.

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits

(a) Exhibits

12.1	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distributions.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	—	The following materials from Boston Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

August 6, 2009	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)