Form 10-Q
period 2009-09-30
BOSTON PROPERTIES INC
filed 2009-11-05
CIK 1037540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	138,719,073
(Class)	(Outstanding on November 2, 2009)

BOSTON PROPERTIES, INC.

FORM 10-Q

for the quarter ended September 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and par value amounts)

	September 30, 2009	December 31, 2008
ASSETS
Real estate, at cost	$9,768,619	$9,560,924
Construction in process	976,758	835,983
Land held for future development	241,617	228,300
Less: accumulated depreciation	(1,966,780)	(1,768,785)

Total real estate	9,020,214	8,856,422
Cash and cash equivalents	782,106	241,510
Cash held in escrows	20,681	21,970
Investments in securities	10,436	11,590
Tenant and other receivables (net of allowance for doubtful accounts of $4,170 and $4,006, respectively)	71,845	68,743
Related party note receivable	270,000	270,000
Accrued rental income (net of allowance of $2,797 and $15,440, respectively)	353,709	316,711
Deferred charges, net	288,642	325,369
Prepaid expenses and other assets	41,977	22,401
Investments in unconsolidated joint ventures	772,167	782,760

Total assets	$11,631,777	$10,917,476

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$2,643,497	$2,660,642
Unsecured senior notes (net of discount of $2,260 and $2,625, respectively)	1,472,740	1,472,375
Unsecured exchangeable senior notes (net of discount of $16,963 and $21,101, respectively)	1,892,753	1,859,867
Unsecured line of credit	—	100,000
Accounts payable and accrued expenses	229,177	171,791
Dividends and distributions payable	80,463	97,162
Accrued interest payable	49,536	67,132
Other liabilities	131,193	173,750

Total liabilities	6,499,359	6,602,719

Commitments and contingencies	—	—

Noncontrolling interest:
Redeemable preferred units of the Operating Partnership	55,652	55,652

Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 138,781,274 and 121,259,555 issued and 138,702,374 and 121,180,655 outstanding in 2009 and 2008, respectively	1,387	1,212
Additional paid-in capital	4,362,874	3,559,841
Earnings in excess of dividends	111,463	154,953
Treasury common stock at cost, 78,900 shares in 2009 and 2008	(2,722)	(2,722)
Accumulated other comprehensive loss	(22,411)	(24,291)

Total stockholders’ equity attributable to Boston Properties, Inc.	4,450,591	3,688,993
Noncontrolling interests:
Common units of the Operating Partnership	620,460	563,212
Property partnerships	5,715	6,900

Total equity	5,076,766	4,259,105

Total liabilities and equity	$11,631,777	$10,917,476

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands, except for per share amounts)
Revenue
Rental:
Base rent	$291,602	$266,205	$889,983	$828,671
Recoveries from tenants	51,901	55,968	154,130	154,700
Parking and other	15,883	16,624	51,240	50,442

Total rental revenue	359,386	338,797	1,095,353	1,033,813
Hotel revenue	6,650	8,482	20,108	24,714
Development and management services	9,754	9,557	26,601	21,494
Interest and other	1,513	1,152	2,275	18,079

Total revenue	377,303	357,988	1,144,337	1,098,100

Expenses
Real estate operating:
Rental	129,020	127,715	377,611	364,551
Hotel	5,418	6,318	16,249	18,664
General and administrative	19,989	18,758	55,941	55,813
Interest	77,090	74,662	234,653	216,460
Depreciation and amortization	78,181	75,321	242,556	224,381
Loss from suspension of development	—	—	27,766	—
Net derivative losses	—	6,318	—	9,849
Losses from early extinguishments of debt	16	—	510	—
Losses (gains) from investments in securities	(1,317)	940	(1,924)	1,973

Total expenses	308,397	310,032	953,362	891,691

Income before income from unconsolidated joint ventures, gains on sales of real estate and net income attributable to noncontrolling interests	68,906	47,956	190,975	206,409
Income from unconsolidated joint ventures	6,350	2,644	11,096	5,541
Gains on sales of real estate	2,394	1,753	9,682	31,394

Net income	77,650	52,353	211,753	243,344
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships	(1,114)	(525)	(2,315)	(1,570)
Noncontrolling interest—common units of the Operating Partnership	(9,662)	(7,440)	(27,776)	(31,042)
Noncontrolling interest in gains on sales of real estate—common units of the Operating Partnership	(307)	(256)	(1,324)	(4,571)
Noncontrolling interest—redeemable preferred units of the Operating Partnership	(772)	(1,053)	(2,734)	(3,151)

Net income attributable to Boston Properties, Inc.	$65,795	$43,079	$177,604	$203,010

Basic earnings per common share attributable to Boston Properties, Inc.:
Net income	$0.47	$0.36	$1.38	$1.70

Weighted average number of common shares outstanding	138,641	119,832	128,452	119,708

Diluted earnings per common share attributable to Boston Properties, Inc.:
Net income	$0.47	$0.35	$1.38	$1.67

Weighted average number of common shares outstanding—diluted	139,225	121,369	128,835	121,236

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net income	$77,650	$52,353	$211,753	$243,344
Other comprehensive income (loss):
Net effective portion of interest rate contracts	—	4,521	—	(7,960)
Amortization of interest rate contracts	726	(98)	2,178	(294)

Other comprehensive income (loss)	726	4,423	2,178	(8,254)

Comprehensive income	78,376	56,776	213,931	235,090
Comprehensive income attributable to noncontrolling interests	(11,948)	(9,919)	(34,447)	(39,132)

Comprehensive income attributable to Boston Properties, Inc.	$66,428	$46,857	$179,484	$195,958

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$211,753	$243,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	242,556	224,381
Non-cash portion of interest expense	41,311	26,181
Non-cash compensation expense	20,136	17,534
Non-cash rental revenue	(3,600)	—
Losses from early extinguishments of debt	10	—
Net derivative losses	—	9,849
Losses (gains) from investments in securities	(1,924)	1,802
Loss from suspension of development	27,766	—
Income from unconsolidated joint ventures	(11,096)	(5,541)
Distributions of net cash flow from operations of unconsolidated joint ventures	7,876	4,951
Gains on sales of real estate	(9,682)	(31,394)
Change in assets and liabilities:
Cash held in escrows	1,289	3,146
Tenant and other receivables, net	17,871	9,979
Accrued rental income, net	(36,998)	(15,817)
Prepaid expenses and other assets	(19,576)	(24,280)
Accounts payable and accrued expenses	8,794	12,987
Accrued interest payable	(17,596)	(5,782)
Other liabilities	(7,875)	(64,131)
Tenant leasing costs	(23,099)	(41,526)

Total adjustments	236,163	122,339

Net cash provided by operating activities	447,916	365,683

Cash flows from investing activities:
Acquisitions/additions to real estate	(324,203)	(468,289)
Proceeds from redemptions of investments in securities	3,078	12,929
Net investments in unconsolidated joint ventures	(7,160)	(890,593)
Net proceeds from the sale/financing of real estate released from escrow	—	149,382
Issuance of note receivable	—	(270,000)
Proceeds from note receivable	—	123,000
Net proceeds from the sales of real estate	—	127,730

Net cash used in investing activities	(328,285)	(1,215,841)

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2009	2008
	(in thousands)
Cash flows from financing activities:
Borrowings on unsecured line of credit	—	1,191,000
Repayments of unsecured line of credit	(100,000)	(872,000)
Proceeds from mortgage notes payable	102,155	136,931
Repayments of mortgage notes payable	(119,268)	(580,359)
Proceeds from unsecured exchangeable senior notes	—	647,046
Payments on real estate financing transactions	—	(4,634)
Advance from joint venture partners	—	30,000
Repayment of advance from joint venture partners	—	(30,000)
Dividends and distributions	(276,432)	(1,138,824)
Net proceeds from equity transactions	846,827	(731)
Equity component of unsecured exchangeable senior notes	—	91,947
Capped call transaction costs	—	(44,360)
Distributions to noncontrolling interests in property partnerships, net	(3,500)	(14,082)
Repayment of note payable	(25,000)	—
Deferred financing costs	(3,817)	(13,100)

Net provided by (cash used) in financing activities	420,965	(601,166)

Net increase (decrease) in cash and cash equivalents	540,596	(1,451,324)
Cash and cash equivalents, beginning of period	241,510	1,506,921

Cash and cash equivalents, end of period	$782,106	$55,597

Supplemental disclosures:
Cash paid for interest	$248,117	$229,271

Interest capitalized	$37,179	$33,210

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$41,447	$12,971

Dividends and distributions declared but not paid	$80,463	$96,491

Issuance of OP Units in connection with the acquisition of real estate	$—	$15,000

Issuance of OP Units in connection with an investment in an unconsolidated joint venture	$—	$10,000

Conversions of Noncontrolling interests to Stockholders’ equity	$—	$7,172

Basis adjustment to real estate in connection with conversions of Noncontrolling interests to Stockholders’ equity	$—	$17,571

Note receivable issued in connection with the transfer of real estate	$—	$123,000

Issuance of restricted securities to employees and directors	$22,964	$43,536

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties, Inc. (the “Company”), a Delaware corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the sole general partner of Boston Properties Limited Partnership (the “Operating Partnership”) and at September 30, 2009 owned an approximate 85.9% (84.1% at September 30, 2008) general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2008, the Company issued LTIP Units in connection with the granting to employees of 2008 outperformance awards (also referred to as “2008 OPP Units”). Because the rights, preferences and privileges of 2008 OPP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude 2008 OPP Units.

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

At September 30, 2009, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be converted into OP Units or redeemed for cash at the election of the holder thereof or the Operating Partnership in accordance with the terms and conditions set forth in the applicable amendment to the partnership agreement (See Note 8).

All references herein to the Company refer to Boston Properties, Inc. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

Properties

At September 30, 2009, the Company owned or had interests in a portfolio of 146 commercial real estate properties (compared to 147 and 146 properties at December 31, 2008 and September 30, 2008, respectively) (the “Properties”) aggregating approximately 49.6 million net rentable square feet (compared to approximately 49.8 million and 48.5 million net rentable square feet at December 31, 2008 and September 30, 2008, respectively), including six properties under construction totaling approximately 2.1 million net rentable square feet, and structured parking for approximately 36,175 vehicles containing approximately 11.9 million square feet. At September 30, 2009, the Properties consist of:

•	142 office properties, including 122 Class A office properties (including six properties under construction) and 20 Office/Technical properties;

•	one hotel; and

•	three retail properties.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company owns or controls undeveloped land parcels totaling approximately 509.1 acres. In addition, the Company has a noncontrolling interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued the acquisition of value-added investments in assets within its existing markets. The Company accounts for its investment in the Value-Added Fund using the equity method of accounting. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At September 30, 2009, the Value-Added Fund had investments in 26 buildings comprised of an office property in Chelmsford, Massachusetts and office complexes in San Carlos, California and Mountain View, California.

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

Revenue Recognition

Contractual rental revenue is reported on a straight-line basis over the terms of the Company’s respective leases. Accrued rental income as reported on the Consolidated Balance Sheets represents rental income recognized in excess of rent payments actually received pursuant to the terms of the individual lease agreements. During 2008, the Company had established an allowance for the full amount of the Lehman Brothers, Inc. accrued straight-line rent balance. The accrued rental income balance at September 30, 2009 as compared to December 31, 2008 reflects a reduction of the allowance totaling approximately $13.3 million due to the termination of the Company’s lease with Lehman Brothers, Inc. On April 30, 2009, Lehman Brothers, Inc., the

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s tenth largest tenant (by square feet) with approximately 437,000 net rentable square feet in its 399 Park Avenue property, rejected its lease in bankruptcy and the Company wrote-off the accrued rental income balance and corresponding allowance.

Reclassifications and Adoption of New Accounting Pronouncements

Certain prior year amounts have been reclassified to conform to the current year presentation. In addition, certain prior year amounts have been revised as a result of the adoption on January 1, 2009 of (1) Accounting Standards Codification (“ASC”) 470-20 “Debt with Conversion and Other Options” (“ASC 470-20”) (formerly known as FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”)) (See Note 6), (2) the guidance included in ASC 810 “Consolidation” (“ASC 810”) (formerly known as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”)) and ASC 480-10-S99 “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”) (formerly known as EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities” (Amended)) (See Note 8) and (3) the guidance included in ASC 260-10 “Earnings Per Share” (“ASC 260-10”) (formerly known as FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-06-1”)) (See Note 10).

In April 2009, the FASB issued ASC 825-10-65 “Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10-65”) (formerly known as FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1”)). ASC 825-10-65 requires disclosures about fair-value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements. ASC 825-10-65 requires those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65 was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. For purposes of financial reporting disclosures, the Company calculates the fair value of mortgage notes payable, unsecured senior notes and unsecured exchangeable senior notes. The Company discounts the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt and unsecured notes based on a current market rate. In determining the current market rate, the Company adds its estimation of a market spread to the quoted yields on federal government treasury securities with similar maturity dates to its debt. Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair value of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of September 30, 2009 (in thousands):

	Carrying Amount	Estimated Fair Value
Mortgage notes payable	$2,643,497	$2,657,959
Unsecured senior notes	1,472,740	1,521,115
Unsecured exchangeable senior notes	1,892,753	2,023,607

Total	$6,008,990	$6,202,681

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Real Estate Activity During the Nine Months Ended September 30, 2009

Development

On January 16, 2009, the Company acquired the development rights for the site at 17 Cambridge Center in Cambridge, Massachusetts for approximately $11.4 million.

On February 6, 2009, the Company announced that it was suspending construction on its 1,000,000 square foot office building at 250 West 55th Street in New York City. The Company intends to complete the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and anticipates that most construction activity on this project will be completed by the end of the fourth quarter of 2009. During the nine months ended September 30, 2009, the Company recognized a loss of approximately $27.8 million related to the suspension of development.

On April 1, 2009, the Company placed in-service One Preserve Parkway, an approximately 184,000 net rentable square foot Class A office property located in Rockville, Maryland. The property is 21% leased.

On May 31, 2009, a consolidated joint venture in which the Company has a 66.67% interest placed in-service the Offices at Wisconsin Place, an approximately 299,000 net rentable square foot Class A office property located in Chevy Chase, Maryland. The property is 91% leased.

On August 1, 2009, the Company placed in-service Democracy Tower, an approximately 235,000 net rentable square foot Class A office property located in Reston, Virginia. The property is 100% leased.

Dispositions

On April 14, 2008, the Company sold a parcel of land located in Washington, DC for approximately $33.7 million. The Company had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to the Company’s involvement in the construction of the project, the gain on sale was deferred and is being recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. As a result, the Company recognized a gain on sale during the nine months ended September 30, 2009 of approximately $9.7 million. The Company has recognized a cumulative gain on sale of approximately $19.6 million.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investments in Unconsolidated Joint Ventures

The Company’s investments in unconsolidated joint ventures consist of the following at September 30, 2009:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%
The Metropolitan Square Associates LLC	Metropolitan Square	51.0	%(1)
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(2)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	23.9	%(3)
Wisconsin Place Retail LLC	Wisconsin Place Retail	5.0%
Eighth Avenue and 46th Street Entities	Eighth Avenue and 46th Street	50.0	%(4)
Boston Properties Office Value-Added Fund, L.P.	300 Billerica Road, One & Two Circle Star Way and Mountain View Research and Technology Parks	36.9	%(2)(5)
Annapolis Junction NFM, LLC	Annapolis Junction	50.0	%(6)
767 Venture, LLC	The General Motors Building	60.0	%(1)
2 GCT Venture LLC	Two Grand Central Tower	60.0	%(1)
540 Madison Venture LLC	540 Madison Avenue	60.0	%(1)
125 West 55th Street Venture LLC	125 West 55th Street	60.0	%(1)

(1)	The Company has determined that these entities are not VIEs and that its joint venture partners have substantive participating rights with respect to the assets and operations of the properties, pursuant to the joint venture agreements.
(2)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(3)	Represents the Company’s effective ownership interest. The Company has a 66.67%, 5% and 0% interest in the office, retail and residential joint venture entities, respectively, each of which owns a 33.33% interest in the entity developing and owning the land and infrastructure of the project.
(4)	These properties have been partially placed in-service or are not in operation (i.e., under construction or assembled land).
(5)	Represents the Company’s effective ownership interest. The Company has a 25.0% interest in the 300 Billerica Road and One & Two Circle Star Way properties and a 39.5% interest in the Mountain View Research and Technology Park properties.
(6)	Two of the three Annapolis Junction land parcels are undeveloped land.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
ASSETS
Real estate and development in process, net	$5,191,948	$5,235,149
Other assets	764,103	824,232

Total assets	$5,956,051	$6,059,381

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$3,211,839	$3,189,549
Other liabilities	1,096,152	1,215,849
Members’/Partners’ equity	1,648,060	1,653,983

Total liabilities and members’/partners’ equity	$5,956,051	$6,059,381

Company’s share of equity	$937,887	$948,222
Basis differentials(1)	(165,720)	(165,462)

Carrying value of the Company’s investments in unconsolidated joint ventures	$772,167	$782,760

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from impairment of investments and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the unconsolidated joint ventures are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Total revenue(1)	$148,885	$134,425	$445,827	$216,319
Expenses
Operating	41,977	35,562	122,614	62,329
Interest	58,975	53,229	173,356	81,698
Depreciation and amortization	57,160	55,182	175,648	81,411
Losses from early extinguishments of debt	—	—	—	152

Total expenses	158,112	143,973	471,618	225,590

Net loss	$(9,227)	$(9,548)	$(25,791)	$(9,271)

Company’s share of net loss	$(4,174)	$(5,000)	$(12,619)	$(3,918)
Impairment loss on investment	—	—	(7,357)	—
Basis differential	2,319	—	7,099	—
Elimination of inter-entity interest on partner loan	8,205	7,644	23,973	9,459

Income from unconsolidated joint ventures	$6,350	$2,644	$11,096	$5,541

(1)	Includes straight-line rent adjustments of $6.7 million and $5.2 million for the three months ended September 30, 2009 and 2008, respectively, and $20.3 million and $6.5 million for the nine months ended September 30, 2009 and 2008, respectively. Includes “above” and “below” market rent adjustments of $37.8 million and $40.8 million for the three months ended September 30, 2009 and 2008, respectively, and $115.1 million and $47.4 million for the nine months ended September 30, 2009 and 2008, respectively.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During June 2009, the Company recognized a non-cash impairment charge which represented the other-than-temporary decline in the fair value below the carrying value of the Company’s investment in its Value-Added Fund. In accordance with ASC 323 “Investments-Equity Method and Joint Ventures” (“ASC 323”) (formerly known as Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”)), a loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized. Unlike the guidance in ASC 360 “Property, Plant and Equipment” (“ASC 360”) (formerly known as SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets”), impairments under ASC 323 result from fair values derived based on discounted cash flows and other valuation techniques that are more sensitive to current market conditions. As a result, the Company recognized a non-cash impairment charge of approximately $7.4 million on its investment in the Company’s Value-Added Fund. The Company has determined that its valuation of these investments was categorized within Level 3 of the fair value hierarchy in accordance with ASC 820-10 “Fair Value Measurements and Disclosures” (“ASC 820-10”) (formerly known as SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”)), as it utilized significant unobservable inputs in its assessment. The equity method investments represent the Company’s only Level 3 assets for the nine months ended September 30, 2009. The following table reflects the activity of its investments in unconsolidated joint ventures for the nine months ended September 30, 2009 (in thousands):

Balance at January 1, 2009:	$782,760
Net loss	(5,520)
Impairment loss	(7,357)
Contributions	9,822
Distributions	(7,538)

Balance at September 30, 2009:	$772,167

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

On June 9, 2009, the Company used available cash to repay the mortgage loan collateralized by its Reservoir Place property located in Waltham, Massachusetts totaling approximately $47.8 million. The mortgage loan bore interest at a fixed rate of 7.00% per annum and was scheduled to mature on July 1, 2009. There was no prepayment penalty.

On June 26, 2009, the Company used available cash to repay the mortgage loan collateralized by its Ten Cambridge Center property located in Cambridge, Massachusetts totaling approximately $30.1 million. The mortgage loan bore interest at a fixed rate of 8.27% per annum and was scheduled to mature on May 1, 2010. The Company paid a prepayment penalty totaling $0.5 million in connection with the repayment.

On July 30, 2009, the Company obtained mortgage financing totaling $50.0 million collateralized by its Reservoir Place property located in Waltham, Massachusetts. The mortgage financing initially bears interest at a variable rate equal to LIBOR plus 3.85% per annum and matures on July 30, 2014.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 3, 2009, the Company used available cash to repay the mortgage loans collateralized by its 1301 New York Avenue property located in Washington, DC aggregating approximately $20.5 million. The mortgage loans bore interest at a weighted-average fixed rate of 6.91% per annum and were scheduled to mature on August 15, 2009. There were no prepayment penalties.

6. Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of September 30, 2009 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
2.875% Exchangeable Senior Notes	2.875%	3.462%	7.0430	(3)	862,500	February 20, 2012	February 15, 2037
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(4)	450,000	May 18, 2013	May 15, 2036

Total principal					2,060,000
Net discount					(16,963)
ASC 470-20 (formerly known as FSP No. APB 14-1) Adjustment, net of accumulated amortization					(150,284)

Total					$1,892,753

(1)	Yield on issuance date including the effects of discounts on the notes and excluding the effects of ASC 470-20 (formerly known as FSP No. APB 14-1).
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s Common Stock). In addition, the Company entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions are intended to increase the effective exchange price to the Company of the notes from $117.58 to approximately $137.17 per share, representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s Common Stock. The net cost of the capped call transactions was approximately $44.4 million.
(3)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s Common Stock declared on December 17, 2007, the exchange rate was adjusted from 6.6090 to 7.0430 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $141.98 per share of Boston Properties, Inc.’s Common Stock.
(4)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s Common Stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of Boston Properties, Inc.’s Common Stock.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ASC 470-20 (formerly known as FSP No. APB 14-1) requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires that the initial proceeds from the sale of the Operating Partnership’s $862.5 million of 2.875% exchangeable senior notes due 2037, $450.0 million of 3.75% exchangeable senior notes due 2036 and $747.5 million of 3.625% exchangeable senior notes due 2014 be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Operating Partnership at such time. The Company measured the fair value of the debt components of the 2.875%, 3.75% and 3.625% exchangeable senior notes for the periods presented based on effective interest rates of 5.630%, 5.958% and 6.555%, respectively. The aggregate carrying amount of the debt component was approximately $1.89 billion and $1.86 billion (net of the ASC 470-20 adjustment of approximately $150.3 million and $179.0 million) at September 30, 2009 and December 31, 2008, respectively. As a result, the Company attributed an aggregate of approximately $230.3 million of the proceeds to the equity component of the notes, which represents the excess proceeds received over the fair value of the notes at the date of issuance. The equity component of the notes has been reflected within Additional Paid-in Capital in the Consolidated Balance Sheets. The Company reclassified approximately $1.0 million of deferred financing costs to Additional Paid-in Capital, which represented the costs attributable to the equity components of the notes. The carrying amount of the equity component was approximately $229.3 million at September 30, 2009 and December 31, 2008. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates or, in the case of the 2014 notes, the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each debt security will increase in subsequent reporting periods through the first optional redemption date (or, in the case of the 2014 notes, the maturity date) as the debt accretes to its par value over the same period. The aggregate contractual interest expense was approximately $18.6 million and $15.1 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $55.8 million and $37.7 million for the nine months ended September 30, 2009 and 2008, respectively. As a result of applying ASC 470-20, the Company reported additional non-cash interest expense of approximately $9.8 million and $7.5 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $28.7 million and $18.5 million for the nine months ended September 30, 2009 and 2008, respectively. ASC 470-20 requires companies to retrospectively apply the requirements of the pronouncement to all periods presented. As a result, the revised diluted earnings per share reflects a reduction of $0.05 and $0.12 for the three and nine months ended September 30, 2008, respectively.

7. Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

The Company has letter of credit and performance obligations of approximately $14.0 million related to lender and development requirements.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

In connection with the Company’s assumption of the General Motors Building’s secured loan by the Company’s unconsolidated joint venture, 767 Venture, LLC, the Company guaranteed the unconsolidated joint

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of September 30, 2009, the maximum funding obligation under the guarantee was approximately $28.3 million. From time to time, the Company (or the applicable joint venture) has also agreed to guarantee portions of the principal, interest or other amounts in connection with other unconsolidated joint venture borrowings. In addition to the financial guarantees referenced above, the Company has agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of its unconsolidated joint venture loans.

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

8. Noncontrolling Interests

Effective January 1, 2009, the Company adopted the guidance included in ASC 810 “Consolidation” (“ASC 810”) (formerly known as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”)) and ASC 480-10-S99 “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”) (formerly known as EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities” (Amended)), under which noncontrolling interests of the Company (previously known as “minority interests”) are classified either as a component of equity or in the mezzanine

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

section of the balance sheet as temporary equity depending on the terms of such noncontrolling interests. As a result of the adoption of the guidance included in ASC 810, the Company reclassified the noncontrolling interests in consolidated property partnerships from the mezzanine section of its Consolidated Balance Sheets to equity. The reclassification totaled approximately $6.9 million as of December 31, 2008. In addition, the Company reclassified the noncontrolling interests related to the common units of the Operating Partnership not owned by the Company from the mezzanine section of its Consolidated Balance Sheets to equity. The reclassification totaled approximately $563.2 million as of December 31, 2008. Noncontrolling interests related to redeemable preferred units of the Operating Partnership continue to be classified in the mezzanine section of the Consolidated Balance Sheets.

Under the guidance included in ASC 810, net income encompasses the total income of all consolidated subsidiaries and there is a separate disclosure of the attribution of that income between controlling and noncontrolling interests. The implementation of this standard had no effect on the Company’s results of operations. As a result of the adoption of the guidance included in ASC 810, net income attributable to noncontrolling interests is now deducted from net income in the determination of net income attributable to the Company for all periods presented. In addition, other comprehensive income (loss) attributable to noncontrolling interests is now deducted from comprehensive income in the determination of comprehensive income attributable to the Company for all periods presented.

Noncontrolling interests relate to the interests in the Operating Partnership not owned by the Company and interests in property partnerships not wholly-owned by the Company. As of September 30, 2009, the noncontrolling interests consisted of 19,840,115 OP Units, 1,458,840 LTIP Units, 1,080,938 2008 OPP Units and 1,113,044 Series Two Preferred Units (or 1,460,688 OP Units on an as converted basis) held by parties other than the Company.

Noncontrolling Interest—Redeemable Preferred Units of the Operating Partnership

The Preferred Units at September 30, 2009 consisted solely of 1,113,044 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) a rate ranging from 5.00% to 7.00% per annum on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). Distributions on the Series Two Preferred Units are payable quarterly and, unless the greater rate described in the next sentence applies, accrue at 7.0% until May 12, 2009 and 6.0% thereafter. If distributions on the number of OP Units into which the Series Two Preferred Units are convertible are greater than distributions calculated using the rates described in the preceding sentence for the applicable quarterly period, then the greater distributions are payable instead. The holders of Series Two Preferred Units have the right to require the Operating Partnership to redeem their units for cash at the redemption price of $50.00 per unit on May 12, 2010, May 12, 2011, May 14, 2012, May 14, 2013 and May 12, 2014. The maximum number of units that may be required to be redeemed from all holders on each of these dates is 1,007,662, which is one-sixth of the number of Series Two Preferred Units that were originally issued. The holders had the right to have their Series Two Preferred Units redeemed for cash on May 12, 2009, although no holder exercised such right. The Company also has the right, under certain conditions and at certain times, to redeem Series Two Preferred Units for cash and to convert into OP Units any Series Two Preferred Units that are not redeemed when they are eligible for redemption.

On February 17, 2009, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.89239 per unit. On May 15, 2009, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.89239 per unit. On August 17, 2009, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.75616 per unit.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the activity of the noncontrolling interests—redeemable preferred units of the Operating Partnership for the nine months ended September 30, 2009 and 2008 (in thousands):

Balance at January 1, 2009:	$55,652
Net income	2,734
Distributions	(2,734)

Balance at September 30, 2009:	$55,652

Balance at January 1, 2008:	$55,652
Net income	3,151
Distributions	(3,151)

Balance at September 30, 2008:	$55,652

Noncontrolling Interest—Common Units of the Operating Partnership

During the nine months ended September 30, 2009, 70,563 OP Units were presented by the holders for redemption and were redeemed by the Company in exchange for an equal number of shares of Common Stock.

At September 30, 2009, the Company had outstanding 1,080,938 2008 OPP Units. Prior to the measurement date on February 5, 2011, 2008 OPP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of 2008 OPP Units, both vested and unvested, which 2008 OPP award recipients have earned, if any, based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

On January 30, 2009, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit and a distribution on the 2008 OPP Units in the amount of $0.068 per unit to holders of record as of the close of business on December 31, 2008. On April 30, 2009, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit and a distribution on the 2008 OPP Units in the amount of $0.068 per unit to holders of record as of the close of business on March 31, 2009. On July 31, 2009, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit and a distribution on the 2008 OPP Units in the amount of $0.05 per unit to holders of record as of the close of business on June 30, 2009. On September 17, 2009, Boston Properties, Inc., as general partner of the Operating Partnership, declared a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit and a distribution on the 2008 OPP Units in the amount of $0.05 per unit, in each case payable on October 30, 2009 to holders of record as of the close of business on September 30, 2009.

The following table reflects the activity of the noncontrolling interests—common units of the Operating Partnership for the nine months ended September 30, 2009 and 2008 (in thousands):

Balance at January 1, 2009:	$563,212
Net income	29,100
Distributions	(35,905)
Equity compensation	18,724
Reallocation of partnership interest	45,329

Balance at September 30, 2009:	$620,460

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance at January 1, 2008:	$589,770
Net income	35,613
Distributions	(43,353)
Contributions	25,000
Equity compensation	16,541
Reallocation of partnership interest	(24,475)

Balance at September 30, 2008:	$599,096

The Series Two Preferred Units may be converted into OP Units at the election of the holder thereof at any time. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company. The Company may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (not owned by the Company and including LTIP Units assuming that all conditions have been met for the conversion thereof) and Series Two Preferred Units (on an as converted basis) had all of such units been redeemed at September 30, 2009 was approximately $1,396.1 million and $95.7 million, respectively, based on the closing price of the Company’s common stock of $65.55 per share on September 30, 2009.

Noncontrolling Interest—Property Partnerships

The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $5.7 million at September 30, 2009, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.

On January 5, 2009, the Company paid $25.0 million in connection with the agreement entered into in May 2006 to redeem the outside members’ equity interests in the limited liability company that owns 601 Lexington Avenue (formerly known as Citigroup Center).

The following table reflects the activity of the noncontrolling interests—property partnerships for the nine months ended September 30, 2009 and 2008 (in thousands):

Balance at January 1, 2009:	$6,900
Net income	2,315
Distributions	(3,500)

Balance at September 30, 2009:	$5,715

Balance at January 1, 2008:	$25,805
Net income	1,570
Distributions	(14,082)

Balance at September 30, 2008:	$13,293

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Stockholders’ Equity

As of September 30, 2009, the Company had 138,702,374 shares of Common Stock outstanding.

On June 10, 2009, the Company completed a public offering of 17,250,000 shares of its Common Stock (including 2,250,000 shares issued as a result of the exercise of an overallotment option by the underwriters) at a price to the public of $50.00 per share. The proceeds from this public offering, net of underwriters’ discounts and offering costs, totaled approximately $841.9 million.

During the nine months ended September 30, 2009, the Company issued 133,087 shares of its Common Stock upon the exercise of options to purchase Common Stock by certain employees.

During the nine months ended September 30, 2009, the Company issued 70,563 shares of its Common Stock in connection with the redemption of an equal number of OP Units.

On January 30, 2009, the Company paid a dividend in the amount of $0.68 per share of Common Stock to shareholders of record as of the close of business on December 31, 2008. On April 30, 2009, the Company paid a dividend in the amount of $0.68 per share of Common Stock to shareholders of record as of the close of business on March 31, 2009. On July 31, 2009, the Company paid a dividend in the amount of $0.50 per share of Common Stock to shareholders of record as of the close of business on June 30, 2009. On September 17, 2009, the Company’s Board of Directors declared a dividend in the amount of $0.50 per share of Common Stock payable on October 30, 2009 to shareholders of record as of the close of business on September 30, 2009.

10. Earnings Per Share

Earnings per share (“EPS”) has been computed pursuant to the provisions of ASC 260-10 “Earnings Per Share” (“ASC 260-10”). During 2004, the Company adopted the guidance included in ASC 260-10 (formerly known as EITF 03-6 “Participating Securities and the Two-Class Method under FASB 128” (“EITF 03-6”)), which provides further guidance on the definition of participating securities. Pursuant to the guidance included in ASC 260-10, the Operating Partnership’s Series Two Preferred Units, which are reflected as Noncontrolling Interests—Redeemable Preferred Units of the Operating Partnership in the Company’s Consolidated Balance Sheets, are considered participating securities and are included in the computation of basic and diluted earnings per share of the Company if the effect of applying the if-converted method is dilutive. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Operating Partnership, as well as Common Stock of the Company. In June 2008, the FASB issued guidance included in ASC 260-10 (formerly known as FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”)). The guidance included in ASC 260-10 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The guidance included in ASC 260-10 requires the retrospective adjustment of all prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of the guidance. Early application was not permitted. As a result, the Company’s unvested restricted stock, LTIP Units and 2008 OPP Units are considered participating securities and are included in the computation of basic and diluted earnings per share of the Company if the effect of applying the if-converted method is dilutive. The adoption of the guidance included in ASC 260-10 on January 1, 2009 did not have a material impact on the Company’s computation of EPS. Because the 2008 OPP Units require the Company to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes the 2008 OPP Units from the diluted EPS calculation. For the three and nine months ended September 30, 2009 and 2008, the absolute and relative return thresholds for the 2008 OPP Units were not met and as a result the 2008 OPP Units have been excluded from the diluted EPS

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of the Operating Partnership that are exchangeable for the Company’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS. The following table provides a reconciliation of both the net income attributable to Boston Properties, Inc. and the number of common shares used in the computation of basic EPS, which is calculated by dividing net income attributable to Boston Properties, Inc. by the weighted-average number of common shares outstanding during the period.

	For the three months ended September 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc.	$65,795	138,641	$0.47
Effect of Dilutive Securities:
Stock Based Compensation	—	584	(0.00)

Diluted Earnings:
Net income	$65,795	139,225	$0.47

	For the three months ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc.	$43,079	119,832	$0.36
Effect of Dilutive Securities:
Stock Based Compensation	—	1,537	(0.01)

Diluted Earnings:
Net income	$43,079	121,369	$0.35

	For the nine months ended September 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc.	$177,604	128,452	$1.38
Effect of Dilutive Securities:
Stock Based Compensation	—	383	(0.00)

Diluted Earnings:
Net income	$177,604	128,835	$1.38

	For the nine months ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc	$203,010	119,708	$1.70
Effect of Dilutive Securities:
Stock Based Compensation	—	1,528	(0.03)

Diluted Earnings:
Net income	$203,010	121,236	$1.67

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Stock Option and Incentive Plan

During the nine months ended September 30, 2009, the Company issued 62,876 shares of restricted common stock and 515,007 LTIP Units to employees and directors under the 1997 Stock Option and Incentive Plan (the “1997 Plan”). Employees and directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit. The shares of restricted stock were valued at approximately $2.8 million ($43.89 per share weighted-average). The LTIP Units were valued at approximately $21.1 million ($41.05 per unit fair value weighted-average) using a Monte Carlo simulation method model in accordance with the provisions of SFAS No. 123R. The per unit fair value of each LTIP Unit granted was estimated on the date of grant using the following assumptions: an expected life of 5.6 years, a risk-free interest rate of 1.87% and an expected price volatility of 40.0%. An LTIP Unit is generally the economic equivalent of a share of restricted stock in the Company. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. The restricted stock and LTIP Units granted to employees between January 1, 2004 and November 2006 vest over a five-year term. Grants of restricted stock and LTIP Units made in and after November 2006 vest in four equal annual installments. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted, as adjusted for forfeitures, and the closing price of the Company’s common stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Earnings in Excess of Dividends in the Consolidated Balance Sheets. Stock-based compensation expense associated with restricted stock, LTIP Units and 2008 OPP Units was approximately $6.2 million and $6.2 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $19.4 million and $16.8 million for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009, there was $39.6 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and $10.3 million of unrecognized compensation expense related to unvested 2008 OPP Units that is expected to be recognized over a weighted-average period of approximately 2.6 years.

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

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, interest expense, depreciation and amortization expense, loss from suspension of development, noncontrolling interests, income from unconsolidated joint ventures, gains on sales of real estate, net derivative losses, losses from early extinguishments of debt and losses (gains) from investments in securities are not included in Net Operating Income as the internal reporting addresses these items on a corporate level.

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

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information by geographic area and property type:

Three months ended September 30, 2009 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$92,091	$82,336	$103,656	$54,047	$15,633	$347,763
Office/Technical	7,610	4,013	—	—	—	11,623
Hotel	6,650	—	—	—	—	6,650

Total	106,351	86,349	103,656	54,047	15,633	366,036

% of Total	29.05%	23.59%	28.32%	14.77%	4.27%	100.00%
Real Estate Operating Expenses:
Class A	35,565	24,581	37,769	20,486	7,238	125,639
Office/Technical	2,338	1,043	—	—	—	3,381
Hotel	5,418	—	—	—	—	5,418

Total	43,321	25,624	37,769	20,486	7,238	134,438

% of Total	32.23%	19.06%	28.09%	15.24%	5.38%	100.00%

Net Operating Income	$63,030	$60,725	$65,887	$33,561	$8,395	$231,598

% of Total	27.22%	26.22%	28.45%	14.49%	3.62%	100.00%

Three months ended September 30, 2008 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$91,135	$70,511	$95,102	$54,804	$15,818	$327,370
Office/Technical	7,751	3,676	—	—	—	11,427
Hotel	8,482	—	—	—	—	8,482

Total	107,368	74,187	95,102	54,804	15,818	347,279

% of Total	30.92%	21.36%	27.39%	15.78%	4.55%	100.00%
Real Estate Operating Expenses:
Class A	35,732	20,910	39,242	20,561	7,937	124,382
Office/Technical	2,407	926	—	—	—	3,333
Hotel	6,318	—	—	—	—	6,318

Total	44,457	21,836	39,242	20,561	7,937	134,033

% of Total	33.17%	16.29%	29.28%	15.34%	5.92%	100.00%

Net Operating Income	$62,911	$52,351	$55,860	$34,243	$7,881	$213,246

% of Total	29.50%	24.55%	26.20%	16.06%	3.69%	100.00%

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine months ended September 30, 2009 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$274,510	$238,147	$335,370	$165,161	$46,936	$1,060,124
Office/Technical	23,047	12,182	—	—	—	35,229
Hotel	20,108	—	—	—	—	20,108

Total	317,665	250,329	335,370	165,161	46,936	1,115,461

% of Total	28.48%	22.44%	30.06%	14.81%	4.21%	100.00%
Real Estate Operating Expenses:
Class A	104,568	69,182	110,475	60,522	22,452	367,199
Office/Technical	7,178	3,234	—	—	—	10,412
Hotel	16,249	—	—	—	—	16,249

Total	127,995	72,416	110,475	60,522	22,452	393,860

% of Total	32.50%	18.38%	28.05%	15.37%	5.70%	100.00%

Net Operating Income	$189,670	$177,913	$224,895	$104,639	$24,484	$721,601

% of Total	26.28%	24.66%	31.17%	14.50%	3.39%	100.00%

Nine months ended September 30, 2008 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$268,449	$207,972	$315,730	$159,302	$48,339	$999,792
Office/Technical	22,874	11,147	—	—	—	34,021
Hotel	24,714	—	—	—	—	24,714

Total	316,037	219,119	315,730	159,302	48,339	1,058,527

% of Total	29.86%	20.70%	29.83%	15.05%	4.56%	100.00%
Real Estate Operating Expenses:
Class A	103,162	60,571	108,275	59,242	23,305	354,555
Office/Technical	7,314	2,682	—	—	—	9,996
Hotel	18,664	—	—	—	—	18,664

Total	129,140	63,253	108,275	59,242	23,305	383,215

% of Total	33.70%	16.51%	28.25%	15.46%	6.08%	100.00%

Net Operating Income	$186,897	$155,866	$207,455	$100,060	$25,034	$675,312

% of Total	27.67%	23.08%	30.72%	14.82%	3.71%	100.00%

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties, Inc.:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net Operating Income	$231,598	$213,246	$721,601	$675,312
Add:
Development and management services income	9,754	9,557	26,601	21,494
Interest and other income	1,513	1,152	2,275	18,079
Income from unconsolidated joint ventures	6,350	2,644	11,096	5,541
Gains on sales of real estate	2,394	1,753	9,682	31,394
Less:
General and administrative expense	(19,989)	(18,758)	(55,941)	(55,813)
Interest expense	(77,090)	(74,662)	(234,653)	(216,460)
Depreciation and amortization expense	(78,181)	(75,321)	(242,556)	(224,381)
Loss from suspension of development	—	—	(27,766)	—
Net derivative losses	—	(6,318)	—	(9,849)
Losses from early extinguishments of debt	(16)	—	(510)	—
Losses (gains) from investments in securities	1,317	(940)	1,924	(1,973)
Noncontrolling interest in property partnerships	(1,114)	(525)	(2,315)	(1,570)
Noncontrolling interest—common units of the Operating Partnership	(9,662)	(7,440)	(27,776)	(31,042)
Noncontrolling interest in gains on sales of real estate—common units of the Operating Partnership	(307)	(256)	(1,324)	(4,571)
Noncontrolling interest—redeemable preferred units of the Operating Partnership	(772)	(1,053)	(2,734)	(3,151)

Net income attributable to Boston Properties, Inc.	$65,795	$43,079	$177,604	$203,010

13. Newly Issued Accounting Standards

In June 2008, the FASB ratified the guidance included in ASC 815-40 “Derivatives and Hedging” (“ASC 815-40”) (formerly known as EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”)). The guidance included in ASC 815-40 requires entities to apply a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock. The guidance included in ASC 815-40 was effective on January 1, 2009. The adoption of the guidance included in ASC 815-40 did not have a material impact on the Company.

In April 2009, the FASB issued ASC 820-10-65-4 “Transition Related to FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-65-4”) (formerly known as FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”)). ASC 820-10-65-4 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65-4 was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65-4 did not have a material impact on the Company’s financial position or results of operations.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” (“SFAS No. 168”), which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. SFAS No. 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 did not have a material impact on the Company.

14. Subsequent Events

In May 2009, the FASB issued ASC 855-10 “Subsequent Events” (“ASC 855-10”) (formerly known as SFAS No. 165 “Subsequent Events” (“SFAS No. 165”)), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. The guidance included in ASC 855-10 was effective for interim or annual periods beginning after June 15, 2009. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on Form 10-Q on November 5, 2009.

On October 9, 2009, the Company’s Operating Partnership completed a public offering of $700.0 million in aggregate principal amount of its 5.875% senior notes due 2019. The notes were priced at 99.931% of the principal amount to yield 5.884% to maturity. The aggregate net proceeds to the Operating Partnership, after deducting underwriter discounts and offering expenses, were approximately $693.7 million. The notes mature on October 15, 2019, unless earlier redeemed.

On October 9, 2009, the Company placed in-service 701 Carnegie Center, an approximately 120,000 net rentable square foot Class A office property located in Princeton, New Jersey. The property is 100% leased.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	the status of the current credit markets and the impact of the global economic slowdown, which are having and may continue to have a negative effect on the following, among other things:

•	the fundamentals of our business, including overall market occupancy and rental rates;

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

The impact of the current state of the economy, including the high rate of unemployment, continues to adversely impact the fundamentals of our business, including overall market occupancy and rental rates. Our core strategy has always been to operate in supply constrained markets with high barriers to entry and to focus on executing long-term leases with financially strong tenants. Historically, this combination has tended to reduce our exposure in down cycles and we believe this is proving to be true once again.

Although leasing activity has improved in selected markets, we believe that overall demand for office space will be driven by lease expirations, and until there is meaningful job growth, market conditions will remain challenging. Furthermore new leasing will likely be evidenced by relatively greater transaction costs and lower rental rates. While it is not clear how long these trends will persist, our experiences in past recessions suggest that we will not see unemployment peak and job growth begin until the later stages of a broad economic recovery (although certain of our markets may begin to see job growth sooner than the nation as a whole). Despite this, we believe there will be leasing opportunities because transactions tend to be driven by specific tenants’ space needs originating from lease expirations, expansions, mergers and other considerations, including a “flight to quality” such as that provided by our properties. For example, over the past year, we had approximately 570,000 square feet of space returned to us in New York City alone. To date, we have re-leased approximately 500,000 square feet of this space, or approximately 88%. So, although the rental rates on this space are approximately 25% below the previous rates, we have successfully eliminated much of the uncertainty resulting from this vacancy. We expect tenants in our markets to continue to take advantage of the re-pricing of high quality space, such as ours, and for our occupancy therefore to remain relatively flat during 2010.

Given the volatility experienced in the capital markets and the potential to acquire assets at attractive prices, we believe that it is prudent to maintain maximum liquidity and access to multiple sources of capital. As such, we have taken steps to improve liquidity and enhance our capital position. Since the beginning of 2009 (1) we suspended our development of 250 West 55th Street in New York City, which reduced our future capital commitments by approximately $500 million, (2) we reduced our quarterly dividend to $0.50 per share, (3) in June 2009, we completed a public offering of 17,250,000 shares of common stock, which raised approximately $842 million of net proceeds, and (4) in October 2009, we completed a public offering of 5.875% senior notes due 2019 that raised aggregate net proceeds of approximately $694 million. Year to date, we have repaid approximately $198 million of indebtedness and expect to repay approximately $78 million in 2010. We expect to refinance or extend our remaining 2010 maturities. As of November 2, 2009, our combination of available cash of approximately $1.5 billion and borrowing capacity on our Unsecured Line of Credit of approximately $1.0 billion is sufficient to meet all of our existing development funding obligations and provide capital for future investments. We believe the quality of our assets and our strong balance sheet align ourselves well with lenders’ current investment selectivity and should enable us to access the secured credit markets even in the current difficult environment.

We believe deteriorated market fundamentals, overleveraged real estate and existing owners with insufficient capital resources will provide opportunities over the next couple years for well capitalized companies, such as ours, to acquire high quality assets at attractive levels. Opportunities to acquire properties may come through outright property acquisitions, joint venture arrangements or through the purchase of first mortgage or mezzanine debt. We will maintain our disciplined investment strategy which focuses on high-quality assets in supply-constrained markets, emphasizing long-term value creation.

We believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service in 2009, 2010 and 2011. However, we do not anticipate undertaking new development projects in the foreseeable future without significant pre-leasing commitments from creditworthy tenants.

Transactions during the three months ended September 30, 2009 included the following:

•

On July 30, 2009, we obtained mortgage financing totaling $50.0 million collateralized by our Reservoir Place property located in Waltham, Massachusetts. The mortgage financing initially bears interest at a variable rate equal to LIBOR plus 3.85% per annum and matures on July 30, 2014.

•	On August 1, 2009, we placed in-service Democracy Tower, an approximately 235,000 net rentable square foot Class A office property located in Reston, Virginia. The property is 100% leased.

•

On August 3, 2009, we used available cash to repay the mortgage loans collateralized by our 1301 New York Avenue property located in Washington, DC aggregating approximately $20.5 million. The mortgage loans bore interest at a weighted-average fixed rate of 6.91% per annum and were scheduled to mature on August 15, 2009. There were no prepayment penalties.

Transactions completed subsequent to September 30, 2009:

•

On October 9, 2009, our Operating Partnership completed a public offering of $700.0 million in aggregate principal amount of its 5.875% senior notes due 2019. The notes were priced at 99.931% of the principal amount to yield 5.884% to maturity. The aggregate net proceeds to our Operating Partnership, after deducting underwriter discounts and offering expenses were approximately $693.7 million. The notes mature on October 15, 2019, unless earlier redeemed.

•	On October 9, 2009, we placed in-service 701 Carnegie Center, an approximately 120,000 net rentable square foot Class A office property located in Princeton, New Jersey. The property is 100% leased.

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

Real Estate

Upon acquisitions of real estate, we assess the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, “above-” and “below-market” leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with guidance included in Accounting Standards Codification (“ASC”) 805 “Business Combinations” (“ASC 805”) (formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 141(R) (“SFAS 141(R)”), and allocate the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings at replacement cost. We assess and consider fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals. Based on our acquisitions to date, our allocation to customer relationship intangible assets has been immaterial.

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

Management reviews its long-lived assets used in operations for impairment following the end of each quarter and when there is an event or change in circumstances that indicates an impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be “long-lived assets to be held and used” as defined by guidance in ASC 360 “Property, Plant and Equipment” (“ASC 360”) (formerly known as SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”)) are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair value. We have not recognized any such impairment losses to date.

ASC 360 (formerly known as SFAS No. 144) requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets, and the asset is written down to the lower of carrying value or fair market value.

A variety of costs are incurred in the acquisition, development and leasing of properties. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project commences and capitalization begins, and when a development project is substantially complete and held available for occupancy and capitalization must cease, involves a degree of judgment. Our capitalization policy on development properties is guided by guidance in ASC 835-20 “Capitalization of Interest” and ASC 970 “Real Estate—General” (formerly known as SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Projects”). The costs of land and buildings under development include specifically identifiable costs.

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

Revenue Recognition

Contractual rental revenue is reported on a straight-line basis over the terms of our respective leases. In accordance with guidance in ASC 805 (formerly known as SFAS No. 141(R)), we recognize rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the terms of the respective leases. Accrued rental income as reported on the Consolidated Balance Sheets represents rental income recognized in excess of rent payments actually received pursuant to the terms of the individual lease agreements.

For the three and nine months ended September 30, 2009, we recorded approximately $1.0 million and $3.4 million, respectively, of rental revenue representing the adjustments of rents from “above-” and “below-market” leases in accordance with ASC 805 (formerly known as SFAS No. 141(R)). For the three and nine months ended September 30, 2009, the impact of the straight-line rent adjustment increased rental revenue by approximately $12.3 million and $33.4 million, respectively. Those amounts exclude the adjustment of rents from “above” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 4 of the Consolidated Financial Statements.

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

If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 6.9 years as of September 30, 2009. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized as revenue in the period during which the expenses are incurred. Tenant reimbursements are recognized and presented in accordance with guidance in ASC 605-45 “Principal Agent Considerations” (“ASC 605-45”) (formerly known as Emerging Issues Task Force, or EITF, Issue 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” or “Issue 99-19”). ASC 605-45 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We also receive reimbursement of payroll and payroll related costs from third parties which we reflect on a net basis in accordance with guidance in ASC 605-45.

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

Gains on sales of real estate are recognized pursuant to the provisions included in ASC 360-20 “Real Estate Sales” (“ASC 360-20”) (formerly known as SFAS No. 66, “Accounting for Sales of Real Estate”). The specific timing of the sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the criteria for the full accrual method are not met, we defer the gain.

Depreciation and Amortization

We compute depreciation and amortization on our properties using the straight-line method based on estimated useful asset lives. In accordance with guidance in ASC 805 (formerly known as SFAS No. 141(R)), we allocate the acquisition cost of real estate to land, building, tenant improvements, acquired “above-” and “below-market” leases, origination costs and acquired in-place leases based on an assessment of their fair value and depreciate or amortize these assets over their useful lives. The amortization of acquired “above-” and “below-market” leases and acquired in-place leases is recorded as an adjustment to revenue and depreciation and amortization, respectively, in the Consolidated Statements of Operations.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the three and nine months ended September 30, 2009 and 2008.

At September 30, 2009 and September 30, 2008, we owned or had interests in a portfolio of 146 properties (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the three and nine months ended September 30, 2009 and 2008 show separately the changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in Properties Acquired, Sold and Placed In-Service.

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc., the most directly comparable GAAP financial measure, plus income attributable to noncontrolling interests, losses (gains) from investments in securities, losses from early extinguishments of debt, net derivative losses, loss from suspension of development, depreciation and amortization, interest expense, general and administrative expense, less gains on sales of real estate, income from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. NOI excludes certain components from net income attributable to Boston Properties, Inc. in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income attributable to Boston Properties, Inc. as presented in our Consolidated Financial Statements. NOI should not be considered as an alternative to net income attributable to Boston Properties, Inc. as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. For a reconciliation of NOI to net income attributable to Boston Properties, Inc., see Note 12 to the Consolidated Financial Statements.

Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 126 properties totaling approximately 30.1 million net rentable square feet of space. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2008 and owned through September 30, 2009. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after January 1, 2008 or disposed of on or prior to September 30, 2009. There were no properties that were repositioned after January 1, 2008. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the nine months ended September 30, 2009 and 2008 with respect to the properties which were acquired, placed in-service or sold.

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Total Property Portfolio
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	2009	2008	2009	2008	2009	2008	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue:
Rental Revenue	$1,025,560	$998,504	$27,056	2.71%	$—	$90	$5,388	$95	$50,890	$30,395	$1,081,838	$1,029,084	$52,754	5.13%
Termination Income	13,515	4,729	8,786	185.79%	—	—	—	—	—	—	13,515	4,729	8,786	185.79%

Total Rental Revenue	1,039,075	1,003,233	35,842	3.57%	—	90	5,388	95	50,890	30,395	1,095,353	1,033,813	61,540	5.95%

Real Estate Operating Expenses	362,285	357,289	4,996	1.40%	—	46	919	30	14,407	7,186	377,611	364,551	13,060	3.58%

Net Operating Income, excluding hotels	676,790	645,944	30,846	4.78%	—	44	4,469	65	36,483	23,209	717,742	669,262	48,480	7.24%

Hotel Net Operating Income(1)	3,859	6,050	(2,191)	(36.21)%	—	—	—	—	—	—	3,859	6,050	(2,191)	(36.21)%

Consolidated Net Operating Income(1)	680,649	651,994	28,655	4.39%	—	44	4,469	65	36,483	23,209	721,601	675,312	46,289	6.85%

Other Revenue:
Development and Management Services											26,601	21,494	5,107	23.76%
Interest and Other											2,275	18,079	(15,804)	(87.42)%

Total Other Revenue											28,876	39,573	(10,697)	(27.03)%
Other Expenses:
General and administrative expense											55,941	55,813	128	0.23%
Interest expense											234,653	216,460	18,193	8.40%
Depreciation and amortization	226,598	217,984	8,614	3.95%	—	—	3,659	73	12,299	6,324	242,556	224,381	18,175	8.10%
Loss from suspension of development											27,766	—	27,766	100.00%
Net derivative losses											—	9,849	(9,849)	(100.00)%
Losses from early extinguishments of debt											510	—	510	100.00%
Losses (gains) from investments in securities											(1,924)	1,973	(3,897)	(197.52)%

Total Other Expenses	226,598	217,984	8,614	3.95%	—	—	3,659	73	12,299	6,324	559,502	508,476	51,026	10.04%

Income before income from unconsolidated joint ventures, gains on sale of real estate and net income attributable to noncontrolling interests	$454,051	$434,010	$20,041	4.62%	$—	$44	$810	$(8)	$24,184	$16,885	$190,975	$206,409	$(15,434)	(7.48)%
Income from unconsolidated joint ventures	$2,170	$3,874	$(1,704)	(43.99)%	$—	$—	$10,151	$1,667	$(1,225)	$—	11,096	5,541	5,555	100.25%
Gains on sales of real estate											9,682	31,394	(21,712)	(69.16)%

Net Income											211,753	243,344	(31,591)	(12.98)%
Net Income attributable to non controlling interests:
Noncontrolling interests in property partnerships											(2,315)	(1,570)	(745)	(47.45)%
Noncontrolling interest—common units of the Operating Partnership											(27,776)	(31,042)	3,266	10.52%
Noncontrolling interest in gains on sales of real estate—common units of the Operating Partnership											(1,324)	(4,571)	3,247	71.03%
Noncontrolling interest—redeemable preferred units of the Operating Partnership											(2,734)	(3,151)	417	13.23%

Net Income attributable to Boston Properties, Inc.											$177,604	$203,010	$(25,406)	(12.51)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 35. Hotel Net Operating Income for the nine months ended September30, 2009 and 2008 are comprised of Hotel Revenue of $20,108 and $24,714 less Hotel Expenses of $16,249 and $18,664, respectively, per the Consolidated Statements of Operations.

Rental Revenue

The increase of approximately $52.8 million in the Total Property Portfolio Rental Revenue is comprised of increases and decreases within the four categories that comprise our Total Property Portfolio. Rental revenue from the Same Property Portfolio increased approximately $27.1 million, Properties Sold decreased approximately $0.1 million, Properties Acquired increased approximately $5.3 million and Properties Placed In-Service increased approximately $20.5 million.

Rental revenue from the Same Property Portfolio increased approximately $27.1 million for the nine months ended September 30, 2009 compared to 2008. Included in Same Property Portfolio rental revenue is an overall increase in contractual rental revenue and straight-line rent of approximately $6.8 million and $25.7 million, respectively. The increase in straight-line rent is primarily the result of us establishing in the third quarter of 2008 a $21.0 million reserve for the full amount of the accrued straight-line rent balances associated with our leases in New York City with Lehman Brothers, Inc. and the law firm of Heller Ehrman LLP, and there was no such reserve established in the nine months ended September 30, 2009. Approximately $0.1 million of the increase from the Same Property Portfolio relates to parking and other income. The increases were offset by a decrease of approximately $5.5 million related to tenant recoveries.

Revenue from Properties Sold decreased by approximately $0.1 million due to the transfer of Mountain View Research Park and Mountain View Technology Park to the Value-Added Fund on January 7, 2008. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for the properties and our continued ownership interest.

The acquisition of 635 Massachusetts Avenue on September 26, 2008 increased rental revenue from Properties Acquired by approximately $5.3 million for the nine months ended September 30, 2009.

The increase in rental revenue from Properties Placed In-Service relates to fully placing in-service our 505 9th Street development project in the first quarter of 2008, our South of Market and 77 CityPoint development projects during the fourth quarter of 2008, our One Preserve Parkway and Wisconsin Place Office development projects during the second quarter of 2009 and our Democracy Tower development project during the third quarter of 2009. Rental revenue from Properties Placed In-Service increased approximately $20.5 million, as detailed below:

Property	Date Placed In-Service	Rental Revenue for the nine months ended September 30,
		2009	2008	Change
		(in thousands)
505 9th Street	First Quarter, 2008	$16,479	$14,769	$1,710
South of Market	Fourth Quarter, 2008	20,233	13,875	6,358
77 CityPoint	Fourth Quarter, 2008	6,699	1,046	5,653
One Preserve Parkway	Second Quarter, 2009	1,156	705	451
Wisconsin Place Office	Second Quarter, 2009	4,548	—	4,548
Democracy Tower	Third Quarter, 2009	1,775	—	1,775

Total		$50,890	$30,395	$20,495

Termination Income

We recognized termination income totaling approximately $13.5 million for the nine months ended September 30, 2009, which was related to sixteen tenants across the Total Property Portfolio that terminated their leases. This compared to termination income of approximately $4.7 million for the nine months ended September 30, 2008 related to thirteen tenants. Approximately $7.5 million of termination income for 2009 related to a termination agreement with a tenant at 601 Lexington Avenue. Approximately $3.6 million of the total termination income for 2009 is non-cash and consists of the estimated value of furniture and fixtures that two tenants transferred to us in connection with the terminations.

Real Estate Operating Expenses

The $13.1 million increase in operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property Portfolio is comprised of increases and decreases within three categories that comprise our Total Property Portfolio. Operating expenses for the Same Property Portfolio increased approximately $5.0 million, Properties Acquired increased approximately $0.9 million and Properties Placed In-Serviced increased approximately $7.2 million.

Operating expenses from the Same Property Portfolio increased approximately $5.0 million for the nine months ended September 30, 2009 compared to 2008. Included in Same Property Portfolio operating expenses is an increase in real estate taxes of approximately $16.1 million, or 11.3%, which was predominately due to an increase in real estate tax expense in the central business districts in Boston and New York City. This was offset by overall decreases in utilities expense of approximately $6.2 million and other property-related expenses of approximately $4.9 million.

The acquisition of 635 Massachusetts Avenue on September 26, 2008 increased operating expense from Properties Acquired by approximately $0.9 million for the nine months ended September 30, 2009.

The increase in operating expenses from Properties Placed In-Service relates to fully placing in-service our 505 9th Street development project in the first quarter of 2008, our South of Market and 77 CityPoint development projects during the fourth quarter of 2008, our One Preserve Parkway and Wisconsin Place Office development projects during the second quarter of 2009 and our Democracy Tower development project during the third quarter of 2009. Operating Expenses from Properties Placed In-Service increased approximately $7.2 million, as detailed below:

Property	Date Placed In-Service	Real Estate Operating Expenses for the nine months ended September 30,
		2009	2008	Change
		(in thousands)
505 9th Street	First Quarter, 2008	$5,100	$4,032	$1,068
South of Market	Fourth Quarter, 2008	5,307	2,340	2,967
77 CityPoint	Fourth Quarter, 2008	1,820	504	1,316
One Preserve Parkway	Second Quarter, 2009	906	310	596
Wisconsin Place Office	Second Quarter, 2009	1,011	—	1,011
Democracy Tower	Third Quarter, 2009	263	—	263

Total		$14,407	$7,186	$7,221

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property decreased by approximately $2.2 million for the nine months ended September 30, 2009 as compared to 2008. We expect our hotel net operating income for fiscal 2009 to be between $6.0 million and $6.5 million.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the nine months ended September 30, 2009 and 2008.

	2009	2008	Percentage Change
Occupancy	75.4%	79.1%	(4.7)%
Average daily rate	$179.34	$209.79	(14.5)%
Revenue per available room, REVPAR	$135.30	$167.61	(19.3)%

Development and Management Services

Development and management services income increased approximately $5.1 million for the nine months ended September 30, 2009 compared to 2008. The increase is primarily attributed to $5.0 million of ongoing management fees and leasing fees offset by a decrease of approximately $2.0 million related to one-time acquisition fees we received in 2008 from our joint ventures that acquired the General Motors Building, 540 Madison Avenue, Two Grand Central Tower and 125 West 55th Street in New York City, as well as development fees of approximately $5.1 million for our 20 F Street and 1111 North Capitol Street third-party development projects, offset by a decrease of approximately $0.6 million related to the leasing fees we earned in 2008 under our purchase and sales agreement for 280 Park Avenue and a decrease of approximately $0.6 million in development fees related to the completion and placing in service of two of our joint venture development projects, Annapolis Junction and Wisconsin Place. The remaining decrease of approximately $1.8 million relates to other management fees and service income. We expect third-party fee income for the fourth quarter of 2009 to be between $7 million and $8 million.

Interest and Other Income

Interest and other income decreased approximately $15.8 million for the nine months ended September 30, 2009 compared to 2008 as a result of lower overall interest rates and decreased average cash balances. The average cash balances for the nine months ended September 30, 2009 and September 30, 2008 were approximately $356.5 million and $529.8 million, respectively. The aggregate net proceeds of approximately $841.9 million from the equity offering in June of 2009 significantly increased our average cash balance for the nine months ended September 30, 2009. In addition, the average interest rate for the nine months ended September 30, 2009 compared to September 30, 2008 decreased by approximately 2.00%. We currently have approximately $1.5 billion of cash in interest bearing accounts and therefore expect that our interest income will increase unless and until such funds are deployed.

Other Expenses

General and Administrative

General and administrative expenses increased approximately $0.1 million for the nine months ended September 30, 2009 compared to 2008. The increase was the net result of an approximately $4.2 million increase in payroll expense, offset by a decrease in other general and administrative expenses of approximately $2.0 million and a decrease of approximately $2.1 million related to abandoned projects in 2008. Approximately $3.6 million of the payroll expenses increase was related to an increase in the value of our deferred compensation plan and approximately $1.2 million of the decrease in other general administrative expenses was related to professional fees. We expect our general and administrative expense for fiscal 2009 to be between $74 million and $75 million.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $18.2 million for the nine months ended September 30, 2009 compared to 2008 as detailed below:

Component	Change in interest expense for the nine months ended September 30, 2009

(in thousands)
Decreases to interest expense due to:
Repayment of mortgages	$(20,431)
Increase in capitalized interest costs	(3,969)
Reduction in borrowings under our Unsecured Line of Credit	(2,226)
Principal amortization of continuing debt and other (excluding exchangeable senior notes)	(3,748)

Total decreases to interest expense	$(30,374)
Increases to interest expense due to:
New mortgages / properties placed in service	$20,568
Issuance by our Operating Partnership of 3.625% exchangeable senior notes due 2014 (excluding the ASC 470-20 (formerly known as FSP No. APB 14-1) interest expense)	17,726
ASC 470-20 interest expense	10,273

Total increases to interest expense	$48,567

Total change in interest expense	$18,193

The following properties are included in the repayment of mortgages line item: Reston Corporate Center, Prudential Center, One and Two Embarcadero Center, Bedford Business Park, Reservoir Place, Ten Cambridge Center and 1301 New York Avenue. The following properties are included in the new mortgages/properties placed in service line item: Four Embarcadero Center, Democracy Tower, Wisconsin Office and Reservoir Place.

We anticipate our net interest expense to be approximately $318 million to $322 million for fiscal 2009. This projection includes approximately $46 million of non-cash interest expense associated with ASC 470-20 (formerly known as FSP No. APB 14-1) and deferred financing costs for fiscal 2009, as well as additional interest payable on our Operating Partnership’s $700 million aggregate principal amount of 5.875% senior notes due 2019 that were issued in October 2009. In addition, we expect that the cessation of capitalizing interest as a result of the suspension of construction at 250 West 55th Street will increase interest expense materially in 2010 as compared to 2009.

Effective January 1, 2009, we adopted ASC 470-20 (formerly known as FSP No. APB 14-1) that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. See Note 6 to the Consolidated Financial Statements. ASC 470-20 requires companies to retrospectively apply the requirements of the pronouncement to all periods presented. The incremental interest expense excluding the impact of capitalized interest for each reporting period is as follows:

For the year ended December 31:	Approximate Amount
(in thousands)
2006	$4,200
2007	19,300
2008	27,700
2009	38,600
2010	41,200
2011	43,900
2012	29,800
2013	23,000
2014	2,500

At September 30, 2009, our variable rate debt consisted of our construction loans at South of Market, Democracy Tower, Wisconsin Place Office and Atlantic Wharf (formerly Russia Wharf), as well as our Unsecured Line of Credit and our secured financing at Reservoir Place. The following summarizes our outstanding consolidated debt as of September 30, 2009 and September 30, 2008:

	September 30,
	2009	2008
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$5,621,343	$5,344,297
Variable rate	387,647	578,854

Total	$6,008,990	$5,923,151

Percent of total debt:
Fixed rate	93.55%	90.23%
Variable rate	6.45%	9.77%

Total	100.00%	100.00%

GAAP weighted-average interest rate at end of period:
Fixed rate	6.14%	6.12%
Variable rate	2.03%	4.80%

Total	5.87%	5.99%

Coupon/Stated weighted-average interest rate at end of period:
Fixed rate	5.38%	5.33%
Variable rate	1.80%	3.89%

Total	5.14%	5.19%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $18.2 million for the nine months ended September 30, 2009 compared to 2008. Approximately $8.6 million related to an increase in the Same Property Portfolio that was predominately due to accelerated amortization related to tenant terminations in New York City, approximately $3.6 million related to an increase due to Properties Acquired and the remaining increase of approximately $6.0 million was attributed to Properties Placed In-Service.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the nine months ended September 30, 2009 and 2008 were $8.3 million and $9.2 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the nine months ended September 30, 2009 and 2008 was $37.2 million and $33.2 million, respectively. These costs are not included in the interest expense referenced above. We expect that most construction activity on the 250 West 55th Street development project will be completed during the fourth quarter of 2009, and we will therefore cease capitalizing interest on the project at that time. This project is expected to account for approximately 50% of our fiscal 2009 capitalized interest. We expect capitalized interest for fiscal 2009 to be approximately $47 million to $50 million.

Loss from Suspension of Development

On February 6, 2009, we announced that we are suspending construction on our 1,000,000 square foot office building at 250 West 55th Street in New York City. We intend to complete the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and therefore anticipate that most construction activity on this project will be completed by the end of the fourth quarter of 2009. During the first quarter of 2009, we recognized an aggregate loss of approximately $27.8 million related to the suspension of development. During the third quarter of 2009, we recognized approximately $0.5 million of costs associated with the suspension of development. These costs and similar future costs will be included in property operating expenses.

Net Derivative Losses

During the nine months ended September 30, 2008, we modified the estimated dates with respect to our anticipated financings under our interest rate hedging program. As a result, we recognized a net derivative loss of approximately $3.2 million representing the partial ineffectiveness of the interest rate contracts. In addition, on September 9, 2008, we executed an interest rate lock agreement with lenders at an all-in fixed rate, inclusive of the credit spread, of 6.10% per annum for an eight-year, $375.0 million loan collateralized by our Four Embarcadero Center property located in San Francisco, California. Our interest rate hedging program contemplated a financing with a ten-year term and, as a result, under guidance in ASC 815 “Derivatives and Hedging” (formerly known as SFAS No. 133), we recognized a net derivative loss of approximately $6.6 million representing the partial ineffectiveness of our interest rate contracts during the nine months ended September 30, 2008.

Losses from Early Extinguishments of Debt

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

On August 3, 2009, we used available cash to repay the mortgage loans collateralized by our 1301 New York Avenue property located in Washington, DC totaling approximately $20.5 million and we wrote off approximately $16,000 of unamortized deferred financing costs.

Losses (Gains) from Investments in Securities

We account for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. At September 30, 2009, investments in securities is comprised of an investment, totaling approximately $1.1 million, in an unregistered money market fund. The investment was previously included in Cash and Cash Equivalents. In December 2007, the fund suspended cash redemptions by investors; investors may elect in-kind redemptions of the underlying securities or maintain their investment in the fund and receive distributions as the underlying securities mature or are liquidated by the fund sponsor. As a result, we expect to retain this investment for a longer term than originally intended, and the valuation of our investment is subject to changes in market conditions. Because interests in this fund are now valued at less than their $1.00 par value, we recognized losses (gains) of approximately $(0.2) million and $0.4 million on our investment during the nine months ended September 30, 2009 and 2008, respectively. We also maintain a deferred compensation plan that is designed to allow our officers to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. Our obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. We recognized losses (gains) of approximately $(1.7) million and $1.6 million on the investments in the account associated with our deferred compensation plan during the nine months ended September 30, 2009 and 2008, respectively.

Income from Unconsolidated Joint Ventures

For the nine months ended September 30, 2009 compared to 2008, income from unconsolidated joint ventures increased by $5.6 million. Approximately $5.7 million of the increase represents the impact of the acquisition of the General Motors Building. Approximately $8.3 million of the increase represents the aggregate impact of the acquisitions in August 2008 and the basis differential associated with the non-cash impairment charge taken during December 2008 on our investments in 540 Madison Avenue, Two Grand Central Tower and 125 West 55th Street located in New York City, New York. Each acquisition was completed through a joint venture among us, US Real Estate Opportunities I, L.P., which is a partnership managed by Goldman Sachs, and Meraas Capital LLC, a Dubai-based private equity firm. We have a 60% interest in each venture and provide customary property management and leasing services for each venture.

During December 2008 and June 2009, we also recognized non-cash impairment charges on our investment in the Value-Added Fund, which represented the other-than-temporary decline in the fair values below the carrying value of our investment in the unconsolidated joint venture. In accordance with guidance in ASC 323 “Investments—Equity Method and Joint Ventures” (formerly known as Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”)) a loss of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized. As a result of the impairments and basis differentials associated with the impairments, we had a decrease of approximately $6.4 million for the nine months ended September 30, 2009 compared to 2008. If the fair value of our investments deteriorate further, we could recognize additional impairment charges that may be material to our results of operations.

Gains on sales of real estate

Pursuant to the purchase and sale agreement related to the sale of 280 Park Avenue, we entered into a master lease agreement with the buyer at closing. Under the master lease agreement, we guaranteed that the buyer will receive at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the leases for this space. The leases for this space expired at various times between June 2006 and October 2007. The aggregate amount of base rent we guaranteed over the entire period from 2006 to 2017 is approximately $67.3 million. During the nine months ended September 30, 2008, we signed new qualifying leases for approximately 17,454 net rentable square feet of the remaining master lease obligation, resulting in the recognition of approximately $23.4 million.

On April 14, 2008, we sold a parcel of land located in Washington, DC for approximately $33.7 million. We had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to our involvement in the construction of the project, the gain on sale estimated to total $23.4 million was deferred and is being recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. As a result, we recognized a gain on sale during the nine months ended September 30, 2009 and September 30, 2008 of approximately $9.7 million and $8.0 million, respectively.

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships increased by approximately $0.7 million for the nine months ended September 30, 2009 compared to 2008. Noncontrolling interests in property partnerships consist of the outside equity owners’ interests in the income from our 505 9th Street and our Wisconsin Place Office properties. The increase is primarily due to placing in-service Wisconsin Place Office during the second quarter of 2009.

Noncontrolling interest—common units of the Operating Partnership

Noncontrolling interest—common units of the Operating Partnership decreased by approximately $3.3 million for the nine months ended September 30, 2009 compared to 2008 primarily due to decreases in allocable income.

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 128 properties totaling approximately 32.2 million net rentable square feet of space. The Same Property Portfolio includes properties acquired or placed in-service on or prior to July 1, 2008 and owned through September 30, 2009. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after July 1, 2008 or disposed of on or prior to September 30, 2009. There were no properties that were sold or repositioned after July 1, 2008. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended September 30, 2009 and 2008 with respect to the properties which were acquired or placed in-service.

	Same Property Portfolio				Properties Acquired		Properties Placed In-Service		Total Property Portfolio
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	2009	2008	2009	2008	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue:
Rental Revenue	$342,455	$330,906	$11,549	3.49%	$1,928	$95	$14,694	$6,447	$359,077	$337,448	$21,629	6.41%
Termination Income	309	1,349	(1,040)	(77.09)%	—	—	—	—	309	1,349	(1,040)	(77.09)%

Total Rental Revenue	342,764	332,255	10,509	3.16%	1,928	95	14,694	6,447	359,386	338,797	20,589	6.08%

Real Estate Operating Expenses	124,849	126,224	(1,375)	(1.09)%	437	30	3,734	1,461	129,020	127,715	1,305	1.02%

Net Operating Income, excluding hotels	217,915	206,031	11,884	5.77%	1,491	65	10,960	4,986	230,366	211,082	19,284	9.14%

Hotel Net Operating Income(1)	1,232	2,164	(932)	(43.07)%	—	—	—	—	1,232	2,164	(932)	(43.07)%

Consolidated Net Operating Income(1)	219,147	208,195	10,952	5.26%	1,491	65	10,960	4,986	231,598	213,246	18,352	8.61%

Other Revenue:
Development and Management Services									9,754	9,557	197	2.06%
Interest and Other									1,513	1,152	361	31.34%

Total Other Revenue									11,267	10,709	558	5.21%
Other Expenses:
General and administrative expense									19,989	18,758	1,231	6.56%
Interest expense									77,090	74,662	2,428	3.25%
Depreciation and amortization	73,179	73,634	(455)	(0.62)%	1,153	73	3,849	1,614	78,181	75,321	2,860	3.80%
Net derivative losses									—	6,318	(6,318)	(100.00)%
Losses from early extinguishments of debt									16	—	16	100.00%
Losses (gains) from investments in securities									(1,317)	940	(2,257)	(240.11)%

Total Other Expenses	73,179	73,634	(455)	(0.62)%	1,153	73	3,849	1,614	173,959	175,999	(2,040)	(1.16)%

Income before income from unconsolidated joint ventures, gains on sale of real estate and net income attributable to noncontrolling interests	$145,968	$134,561	$11,407	8.48%	$338	$(8)	$7,111	$3,372	$68,906	$47,956	$20,950	43.69%
Income from unconsolidated joint ventures	$4,468	$2,407	$2,061	85.63%	$2,079	$237	$(197)	$—	6,350	2,644	3,706	140.17%
Gains on sales of real estate									2,394	1,753	641	36.57%

Net Income									77,650	52,353	25,297	48.32%
Net Income attributable to non controlling interests:
Noncontrolling interests in property partnerships									(1,114)	(525)	(589)	(112.19)%
Noncontrolling interest—common units of the Operating Partnership									(9,662)	(7,440)	(2,222)	(29.87)%
Noncontrolling interest in gains on sales of real estate—common units of the Operating Partnership									(307)	(256)	(51)	(19.92)%
Noncontrolling interest—redeemable preferred units of the Operating Partnership									(772)	(1,053)	281	26.69%

Net Income attributable to Boston Properties, Inc.									$65,795	$43,079	$22,716	52.73%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 35. Hotel Net Operating Income for the three months ended September 30, 2009 and 2008 are comprised of Hotel Revenue of $6,650 and $8,482 less Hotel Expenses of $5,418 and $6,318, respectively, per the Consolidated Statements of Operations.

Rental Revenue

The increase of approximately $21.6 million in the Total Property Portfolio Rental Revenue is comprised of increases within the three categories that comprise our Total Property Portfolio. Rental revenue from the Same Property Portfolio increased approximately $11.6 million, Properties Acquired increased approximately $1.8 million and Properties Placed In-Service increased approximately $8.2 million.

Rental revenue from the Same Property Portfolio increased approximately $11.6 million for the three months ended September 30, 2009 compared to 2008. Included in Same Property Portfolio rental revenue is an overall decrease in contractual rental revenue, recoveries from tenants and parking and other income of approximately $4.7 million, $5.9 million and $0.7 million, respectively. These decreases were offset by an approximately $22.9 million increase in straight-line rent. The increase in straight-line rent is the result of us establishing in the third quarter of 2008, a $21.0 million reserve for the full amount of the accrued straight-line rent balances associated with our leases in New York City with Lehman Brothers, Inc. and the law firm of Heller Ehrman LLP, and there was no such reserve established in the third quarter of 2009.

The acquisition of 635 Massachusetts Avenue on September 26, 2008 increased rental revenue from Properties Acquired by approximately $1.8 million for the three months ended September 30, 2009.

The increase in rental revenue from Properties Placed In-Service relates to fully placing in-service our South of Market and 77 CityPoint development projects during the fourth quarter of 2008, our One Preserve Parkway and Wisconsin Place Office development projects during the second quarter of 2009 and our Democracy Tower development project during the third quarter of 2009. Rental Revenue from Properties Placed In-Service increased approximately $8.2 million, as detailed below:

Property	Date Placed In-Service	Rental Revenue for the three months ended September 30,
		2009	2008	Change
		(in thousands)
South of Market	Fourth Quarter, 2008	$6,926	$5,685	$1,241
77 CityPoint	Fourth Quarter, 2008	2,258	417	1,841
One Preserve Parkway	Second Quarter, 2009	350	345	5
Wisconsin Place Office	Second Quarter, 2009	3,385	—	3,385
Democracy Tower	Third Quarter, 2009	1,775	—	1,775

Total		$14,694	$6,447	$8,247

Termination Income

We recognized termination income totaling approximately $0.3 million for the three months ended September 30, 2009, which was related to six tenants across the Total Property Portfolio. This compared to $1.3 million of termination income for the three months ended September 30, 2008 related to four tenants.

Real Estate Operating Expenses

The $1.3 million increase in operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property Portfolio is comprised of increases and decreases within the three categories that comprise our Total Property Portfolio. Operating expenses for the Same Property Portfolio decreased approximately $1.4 million, Properties Acquired increased approximately $0.4 million and Properties Placed In-Serviced increased approximately $2.3 million.

Operating expenses from the Same Property Portfolio decreased approximately $1.4 million for the three months ended September 30, 2009 compared to 2008. Included in Same Property Portfolio operating expenses is an increase in real estate taxes of approximately $6.9 million, or 13.9%, which was due to an increase in real estate tax expense in the central business districts of Boston and New York City. This was offset by an overall decreases in utilities expense of approximately $3.2 million and other property-related expenses of approximately $5.1 million.

The acquisition of 635 Massachusetts Avenue on September 26, 2008 increased operating expense from Properties Acquired by approximately $0.4 million for the three months ended September 30, 2009.

The increase in operating expenses from Properties Placed In-Service relates to fully placing in-service our South of Market and 77 CityPoint development projects during the fourth quarter of 2008, our One Preserve Parkway and Wisconsin Place Office development projects during the second quarter of 2009 and our Democracy Tower development project during the third quarter of 2009. Operating Expenses from Properties Placed In-Service increased approximately $2.3 million, as detailed below:

Property	Date Placed In-Service	Real Estate Operating Expenses for the three months ended September 30,
		2009	2008	Change
		(in thousands)
South of Market	Fourth Quarter, 2008	$1,715	$1,019	$696
77 CityPoint	Fourth Quarter, 2008	706	239	467
One Preserve Parkway	Second Quarter, 2009	318	203	115
Wisconsin Place Office	Second Quarter, 2009	731	—	731
Democracy Tower	Third Quarter, 2009	264	—	264

Total		$3,734	$1,461	$2,273

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property decreased by approximately $0.9 million for the three months ended September 30, 2009 as compared to 2008.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the three months ended September 30, 2009 and 2008.

	2009	2008	Percentage Change
Occupancy	79.2%	85.0%	(6.8)%
Average daily rate	$172.31	$212.19	(18.8)%
Revenue per available room, REVPAR	$136.61	$180.29	(24.2)%

Development and Management Services

Development and management services income increased approximately $0.2 million for the three months ended September 30, 2009 compared to 2008. The increase is primarily attributed to development fees of approximately $0.8 million for our 20 F Street and 1111 North Capitol Street third-party development projects. This was offset by a decrease of approximately $0.4 million, which represents the net effect of an increase of approximately $1.6 million of ongoing management fees and leasing fees and a decrease of $2.0 million related to one-time acquisition fees we received in 2008 from our joint ventures that acquired the General Motors Building, 540 Madison Avenue, Two Grand Central Tower and 125 West 55th Street in New York City. The remaining decrease of $0.2 million relates to other management fees and service income.

Interest and Other Income

Interest and other income increased approximately $0.4 million for the three months ended September 30, 2009 compared to 2008 as a result of the net effect of lower overall interest rates and an increased average cash balances. The average cash balances for the three months ended September 30, 2009 and September 30, 2008 were approximately $733.7 million and $103.6 million, respectively. The increase in the average cash balance was primarily due to the aggregate net proceeds of approximately $841.9 million that we received from the equity offering in June 2009. In addition, the average interest rate for the three months ended September 30, 2009 compared to September 30, 2008 decreased by approximately 1.30%. We currently have approximately $1.5 billion of cash in interest bearing accounts and therefore expect that our interest income will increase unless and until such funds are deployed.

Other Expenses

General and Administrative

General and administrative expenses increased approximately $1.2 million for the three months ended September 30, 2009 compared to 2008. The increase was due to an overall increase in payroll expense of approximately $2.4 million, of which $2.0 million related to the increase in the value of our deferred compensation plan offset by a decrease of approximately $0.5 million of expense that was recognized during the three months ended September 30, 2008 relating to abandoned projects and a decrease of approximately $0.7 million related to other general and administrative expense.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $2.4 million for the three months ended September 30, 2009 compared to 2008 as detailed below:

Component	Change in interest expense for the three months ended September 30, 2009
(in thousands)
Decreases to interest expense due to:
Repayment of mortgages	$(5,604)
Increase in capitalized interest costs	(616)
Reduction in borrowings under our Unsecured Line of Credit	(2,388)
Principal amortization of continuing debt and other (excluding exchangeable senior notes)	(2,189)

Total decreases to interest expense	$(10,797)

Increases to interest expense due to:
New mortgages/properties placed in service	$7,282
Issuance by our Operating Partnership of 3.625% exchangeable senior notes due 2014 (excluding the ASC 470-20 (formerly known as FSP No. APB 14-1) interest expense)	3,550
ASC 470-20 interest expense	2,393

Total increases to interest expense	$13,225

Total change in interest expense	$2,428

The following properties are included in the repayment of mortgages line item: One and Two Embarcadero Center, Bedford Business Park, Reservoir Place, Ten Cambridge Center and 1301 New York Avenue. The following properties are included in the new mortgages/properties placed in service line item: Four Embarcadero Center, Democracy Tower, Wisconsin Office and Reservoir Place.

At September 30, 2009, our variable rate debt consisted of our construction loans at South of Market, Democracy Tower, Wisconsin Place Office and Atlantic Wharf (formerly Russia Wharf), as well as our Unsecured Line of Credit and our secured financing at Reservoir Place. The following summarizes our outstanding consolidated debt as of September 30, 2009 and September 30, 2008:

	September 30,
	2009	2008
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$5,621,343	$5,344,297
Variable rate	387,647	578,854

Total	$6,008,990	$5,923,151

Percent of total debt:
Fixed rate	93.55%	90.23%
Variable rate	6.45%	9.77%

Total	100.00%	100.00%

GAAP weighted-average interest rate at end of period:
Fixed rate	6.14%	6.12%
Variable rate	2.03%	4.80%

Total	5.87%	5.99%

Coupon/Stated weighted-average interest rate at end of period:
Fixed rate	5.38%	5.33%
Variable rate	1.80%	3.89%

Total	5.14%	5.19%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $2.9 million for the three months ended September 30, 2009 compared to 2008. Approximately $0.4 million related to a decrease in the Same Property Portfolio, approximately $1.1 million related to an increase due to Properties Acquired and the remaining increase of approximately $2.2 million was attributed to Properties Placed In-Service.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the three months ended September 30, 2009 and 2008 were $3.0 million and $3.0 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the three months ended September 30, 2009 and 2008 was $13.0 million and $12.4 million, respectively. These costs are not included in the interest expense referenced above.

Net Derivative Losses

On September 9, 2008, we executed an interest rate lock agreement with lenders at an all-in fixed rate, inclusive of the credit spread, of 6.10% per annum for an eight-year, $375.0 million loan collateralized by our Four Embarcadero Center property located in San Francisco, California. Our interest rate hedging program contemplated a financing with a ten-year term and, as a result, under guidance in ASC 815 “Derivatives and Hedging” (formerly known as SFAS No. 133), we recognized a net derivative loss of approximately $6.3 million representing the partial ineffectiveness of our interest rate contracts during the three months ended September 30, 2008.

Losses from Early Extinguishments of Debt

On August 3, 2009, we used available cash to repay the mortgage loans collateralized by our 1301 New York Avenue property located in Washington, DC totaling approximately $20.5 million and we wrote off approximately $16,000 of unamortized deferred financing costs.

Losses (Gains) from Investments in Securities

We account for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. At September 30, 2009, investments in securities is comprised of an investment, totaling approximately $1.1 million, in an unregistered money market fund. The investment was previously included in Cash and Cash Equivalents. In December 2007, the fund suspended cash redemptions by investors; investors may elect in-kind redemptions of the underlying securities or maintain their investment in the fund and receive distributions as the underlying securities mature or are liquidated by the fund sponsor. As a result, we expect to retain this investment for a longer term than originally intended, and the valuation of our investment is subject to changes in market conditions. Because interests in this fund are now valued at less than their $1.00 par value, we recognized a loss (gain) of approximately ($33,000) and $0.1 million on our investment during the three months ended September 30, 2009 and September 30, 2008, respectively. We also maintain a deferred compensation plan that is designed to allow our officers to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. Our obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. We recognized losses (gains) of approximately $(1.3) million and $0.8 million on the investments in the account associated with our deferred compensation plan during the three months ended September 30, 2009 and 2008, respectively.

Income from Unconsolidated Joint Ventures

For the three months ended September 30, 2009 compared to 2008, income from unconsolidated joint ventures increased by $3.7 million. Approximately $1.1 million of the increase represents the impact of the acquisition of the General Motors Building. Approximately $1.8 million of the increase represents the aggregate impact from the acquisitions in August 2008 and the basis differential associated with the non-cash impairment charge taken during December 2008 on our investments in 540 Madison Avenue, Two Grand Central Tower and 125 West 55th Street located in New York City, New York. Each acquisition was completed through a joint venture among us, US Real Estate Opportunities I, L.P., which is a partnership managed by Goldman Sachs, and Meraas Capital LLC, a Dubai-based private equity firm. We have a 60% interest in each venture and provide customary property management and leasing services for each venture.

Approximately $0.8 million of the increase is related to the net effect of a decrease in the net operating loss of the Value-Added Fund and the basis differential associated with the impairment charges. During December 2008 and June 2009, we recognized non-cash impairment charges on our investment in the Value-Added Fund, which represented the other-than-temporary declines in the fair values below the carrying value of our investment in the unconsolidated joint venture. In accordance with guidance in ASC 323 “Investments—Equity Method and Joint Ventures” (formerly known as Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”)) a loss of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized. If the fair value of our investments deteriorate further, we could recognize additional impairment charges that may be material to our results of operations.

Gains on sales of real estate

On April 14, 2008, we sold a parcel of land located in Washington, DC for approximately $33.7 million. We had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to our involvement in the construction of the project, the gain on sale estimated to total $23.4 million was deferred and is being recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. As a result, we recognized a gain on sale during the three months ended September 30, 2009 and September 30, 2008 of approximately $2.4 million and $1.8 million, respectively.

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships increased by approximately $0.6 million for the three months ended September 30, 2009 compared to 2008. Noncontrolling interests in property partnerships consist of the outside equity owners’ interests in the income from our 505 9th Street and our Wisconsin Place Office properties. The increase is primarily due to placing in-service Wisconsin Place Office during the second quarter of 2009.

Noncontrolling interest—common units of the Operating Partnership

Noncontrolling interest—common units of the Operating Partnership increased by approximately $2.2 million for the three months ended September 30, 2009 compared to 2008 primarily due to increases in allocable income.

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

The following table presents information on properties under construction for the period ended September 30, 2009 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Square feet	Investment to Date(1)	Estimated Total Investment(1)	Percentage Leased(2)
701 Carnegie Center(3)	Fourth Quarter, 2009	Princeton, NJ	1	120,000	$32,061	$34,000	100%
Weston Corporate Center	Third Quarter, 2010	Weston, MA	1	356,367	76,110	150,000	100%
Atlantic Wharf (formerly Russia Wharf)(4)(5)	First Quarter, 2012	Boston, MA	2	815,000	343,964	550,000	78	%(6)
2200 Pennsylvania Avenue(7)	Second Quarter, 2012	Washington, DC	2	780,000	71,999	380,000	42	%(8)

Total Properties under Construction			6	2,071,367	$524,134	$1,114,000	74	%(6)(8)

Project Suspended:
250 West 55th Street(9)	N/A	New York, NY	1	1,000,000	$463,443	$480,000	N/A

(1)	Includes net revenue during lease up period and approximately $66.5 million of accruals.
(2)	Represents percentage leased as of November 2, 2009.
(3)	Property was placed in-service on October 9, 2009.
(4)	Property has a $215 million construction facility. We have not drawn any amounts under this facility.
(5)	Includes 235,000 square feet of residential space for rent or for sale and 24,000 square feet of retail space.
(6)	Percentage leased excludes 235,000 square feet of residential space and includes 24,000 square feet of retail space. We are seeking approval to increase the office square footage by approximately 200,000 square feet and decrease the residential square footage by approximately 160,000 square feet. If we are successful, the percentage leased would be 58%.
(7)	Includes 280,000 square feet of residential space and 50,000 square feet of retail space in the residential component and 22,000 square feet of retail space in the office component.
(8)	Percentage leased excludes 330,000 square feet of residential component and includes 22,000 square feet of retail space in the office component.
(9)	On February 6, 2009, we announced that we were suspending construction. We intend to complete the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and therefore anticipate that most construction activity on this project will be completed during the fourth quarter of 2009. The estimated total investment only reflects the completion of this work, including land cost, and does not reflect the estimated costs of the potential future completion of the entire project.

Contractual rental revenue, recoveries from tenants, other income from operations, available cash balances and draws on our Unsecured Line of Credit are our principal sources of capital used to pay operating expenses, debt service, recurring capital expenditures and the minimum distribution required to maintain our REIT qualification. We seek to increase income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our office real estate management, leasing, development and construction businesses. We believe our revenue, together with our cash balances and proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs.

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

Our capital strategy is to maintain access to multiple sources of capital including secured debt, unsecured debt, and public and private equity such that turmoil in one or more of these sources does not eliminate our access to capital. Consistent with this strategy, (1) in June 2009, we issued 17,250,000 shares of common stock (approximate net proceeds of $841.9 million), (2) in July 2009, we refinanced our Reservoir Place property with $50 million of secured debt, and (3) in October 2009, we issued $700 million aggregate principal amount of 5.875% senior notes due 2019. These transactions bolstered our liquidity position and, with cash balances as of November 2, 2009 of approximately $1.5 billion, we are well positioned to either repay existing debt balances or make new opportunistic investments.

Four assets held by our unconsolidated joint ventures have aggregate debt maturities in 2010 of approximately $658 million (of which our share is approximately $375 million). We expect to refinance this debt with secured debt but anticipate that we will need to fund approximately $80 million of additional equity in connection with the refinancings. We and our unconsolidated joint ventures also have an aggregate of approximately $344 million (of which our share is approximately $268 million) of construction loans maturing during the fourth quarter 2009 and in 2010. Subject to satisfying certain conditions, we have the right, and intend, to extend each of these facilities. In addition, we expect to repay an aggregate of approximately $78 million of secured debt on three assets in our Carnegie Center portfolio and one building in Cambridge, MA, upon maturity in 2010.

Our Unsecured Line of Credit expires in August 2010 and it contains a one-year extension at our option provided that we are not in default. We currently expect that we will exercise this option and extend the maturity date to August 2011. Our remaining capital commitments over the next few years are to fund our development program.

In addition to our Unsecured Line of Credit and property-specific debt, as of November 2, 2009 we also had approximately $4.2 billion of unsecured senior notes outstanding (including approximately $2.0 billion of exchangeable notes). All of this debt either matures or is redeemable between 2012 and 2019. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase unsecured senior notes for cash in open market purchases or privately negotiated transactions, or both. We will evaluate any such potential transactions in light of then-existing market conditions, taking into account the trading prices of the notes, our current liquidity and prospects for future access to capital.

In total, our remaining capital requirements, net of anticipated fundings from existing construction loans, to complete our ongoing developments is approximately $410.7 million, through the end of 2012, which includes approximately $10.3 million of costs related to One Preserve Parkway which was placed in-service during the second quarter of 2009. With available cash proceeds, access to our Unsecured Line of Credit and the anticipated cash flow generated by the operating portfolio, we believe we have sufficient capacity to fund our remaining capital requirements and pursue attractive investment opportunities.

Finally, in prior years, we have been an active seller of real estate assets and, although we will consider additional asset sales, we do not expect any material asset sales in the near future.

REIT Tax Distribution Considerations

Dividend

As a REIT we are subject to a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our annual taxable income. Our policy is to distribute at least 100% of our taxable income to avoid paying federal tax. With a view toward increasing our equity over time and preserving additional capital, we reduced our quarterly dividend in the second quarter of 2009 to $0.50 per share. Based on our current expectation for taxable income over the next few years, and absent any unanticipated circumstances, we expect that our quarterly dividend will be approximately $0.50 per share for the next several quarters. There can be no assurance that the actual dividends declared by our Board of Directors will not differ materially.

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

Cash and cash equivalents were approximately $782.1 million and $55.6 million at September 30, 2009 and 2008, respectively, representing an increase of approximately $726.5 million. The following table sets forth increases and decreases in cash flows:

	Nine months ended September 30,
	2009	2008	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$447,916	$365,683	$82,233
Net cash used in investing activities	(328,285)	(1,215,841)	887,556
Net cash provided by (used in) financing activities	420,965	(601,166)	1,022,131

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

Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash used in investing activities for the nine months ended September 30, 2009 consisted of the following:

Nine months ended September 30, 2009
(in thousands)
Acquisitions/additions to real estate	$(324,203)
Proceeds from redemptions of investments in securities	3,078
Net investments in unconsolidated joint ventures	(7,160)

Net cash used in investing activities	$(328,285)

Cash provided by financing activities for the nine months ended September 30, 2009 totaled approximately $421.0 million. This consisted primarily of the net proceeds from the equity offering in June 2009 and the proceeds from mortgage notes payable, offset by the payments of dividends and distributions to our shareholders and the unitholders of our Operating Partnership and the repayment of mortgage notes payable and the Unsecured Line of Credit. Future debt payments are discussed below under the heading “Debt Financing.”

Capitalization

At September 30, 2009, our total consolidated debt was approximately $6.0 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 5.87% and the weighted-average maturity was approximately 4.2 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $16.6 billion at September 30, 2009. Total consolidated market capitalization was calculated using the September 30, 2009 closing stock price of $65.55 per common share and the following: (1) 138,702,374 shares of our common stock, (2) 19,840,115 outstanding common units of partnership interest in Boston Properties Limited Partnership (excluding common units held by Boston Properties, Inc.), (3) an aggregate of 1,460,688 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest in Boston Properties Limited Partnership, (4) an aggregate of 1,458,840 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (5) our consolidated debt totaling approximately $6.0 billion. The calculation of total consolidated market capitalization does not include 1,080,938 2008 OPP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at September 30, 2009, represented approximately 36.21% of our total consolidated market capitalization. This percentage will fluctuate with changes in the market value of our common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

For a discussion of our unconsolidated joint venture indebtedness, see “Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

Debt Financing

As of September 30, 2009, we had approximately $6.0 billion of outstanding consolidated indebtedness, representing approximately 36.21% of our total consolidated market capitalization as calculated above consisting of (1) $1.473 billion (net of discount) in publicly traded unsecured debt having a weighted-average interest rate of 6.03% per annum and maturities in 2013 and 2015; (2) $417.8 million (net of ASC 470-20 (formerly known as FSP No. APB 14-1) adjustment) of exchangeable senior notes having a GAAP interest rate of 5.958% per annum (an effective rate of 3.787% per annum, excluding the effect of ASC 470-20), an initial optional redemption date in 2013 and maturity in 2036; (3) $810.1 million (net of discount and ASC 470-20 adjustment) of exchangeable senior notes having a GAAP interest rate of 5.630% per annum (an effective rate of 3.462% per annum, excluding the effect of ASC 470-20), an initial optional redemption date in 2012 and maturing in 2037; (4) $664.9 million (net of discount and ASC 470-20 adjustment) of exchangeable senior notes having a GAAP interest rate of 6.555% per annum (an effective rate of 4.037%, excluding the effect of ASC 470-20) and maturing in 2014; and (5) $2.6 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 5.67% per annum and weighted-average term of 4.8 years. The table below summarizes our mortgage notes payable, our senior unsecured notes and our Unsecured Line of Credit at September 30, 2009 and September 30, 2008:

	September 30,
	2009	2008
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable	$2,255,850	$2,022,845
Variable rate mortgage notes payable	387,647	259,854
Unsecured senior notes, net of discount	1,472,740	1,472,258
Unsecured exchangeable senior notes, net of discount and ASC 470-20 adjustment	1,892,753	1,849,194
Unsecured Line of Credit	—	319,000

Total	$6,008,990	$5,923,151

Percent of total debt:
Fixed rate	93.55%	90.23%
Variable rate	6.45%	9.77%

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	6.14%	6.12%
Variable rate	2.03%	4.80%

Total	5.87%	5.99%

Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	5.38%	5.33%
Variable rate	1.80%	3.89%

Total	5.14%	5.19%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates. As of September 30, 2009, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 1.50% per annum.

Unsecured Line of Credit

On June 6, 2008, our Operating Partnership utilized an accordion feature under its Unsecured Line of Credit with a consortium of lenders to increase the total commitment under the Unsecured Line of Credit from

$605.0 million to $923.3 million. On July 21, 2008, our Operating Partnership further increased the total commitment to $1.0 billion. All other material terms under the facility remain unchanged. Our Unsecured Line of Credit bears interest at a variable interest rate equal to Eurodollar plus 0.475% per annum and matures on August 3, 2010, with a provision for a one-year extension at our option, subject to certain conditions. There can be no assurance that we will be able to renew or replace the Unsecured Line of Credit upon maturity on favorable terms (including the lenders’ total commitment) or at all. The Unsecured Line of Credit is a recourse obligation of our Operating Partnership. Under the Unsecured Line of Credit, a facility fee equal to 0.125% per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in our Operating Partnership’s unsecured debt ratings. The Unsecured Line of Credit involves a syndicate of lenders. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a negotiated LIBOR-based rate. Our ability to borrow under our Unsecured Line of Credit is subject to our compliance with a number of customary financial and other covenants on an ongoing basis, including:

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

As of September 30, 2009, we had no borrowings and letters of credit totaling $11.0 million outstanding under the Unsecured Line of Credit, with the ability to borrow $989.0 million. As of November 2, 2009, we had no borrowings outstanding under the Unsecured Line of Credit.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of September 30, 2009 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.381%	$750,000	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.291%	175,000	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.693%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015

Total principal			1,475,000
Net discount			(2,260)

Total			$1,472,740

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (except the $250 million 12 Year Unsecured Senior Notes that mature on June 1, 2015 are calculated at the U.S. Treasury yield plus 25 basis points), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of September 30, 2009, we believe we were in compliance with each of these financial restrictions and requirements.

In addition to the unsecured senior notes outstanding as of September 30, 2009, on October 9, 2009, our Operating Partnership completed a public offering of $700.0 million in aggregate principal amount of its 5.875% senior notes due 2019. The notes were priced at 99.931% of the principal amount to yield 5.884% to maturity. The aggregate net proceeds to our Operating Partnership, after deducting underwriter discounts and offering expenses were approximately $693.7 million. The notes mature on October 15, 2019, unless earlier redeemed.

Our Operating Partnership’s investment grade ratings on its unsecured senior notes are as follows:

Rating Organization	Rating
Moody’s	Baa2 (negative)
Standard & Poor’s	A-(negative)
Fitch Ratings	BBB (stable)

The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Unsecured exchangeable senior notes

The following summarizes the unsecured exchangeable senior notes outstanding as of September 30, 2009 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
2.875% Exchangeable Senior Notes	2.875%	3.462%	7.0430	(3)	862,500	February 20, 2012	February 15, 2037
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(4)	450,000	May 18, 2013	May 15, 2036

Total principal					2,060,000
Net discount					(16,963)
ASC 470-20 (formerly known as FSP APB 14-1) Adjustment, net of accumulated amortization					(150,284)

Total					$1,892,753

(1)	Yield on issuance date including the effects of discounts on the notes and excluding the effects of ASC 470-20.

(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of our common stock). In addition, we entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions are expected to have the effect of increasing the effective exchange price to us of the notes from $117.58 to approximately $137.17 per share, representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of our common stock. The net cost of the capped call transactions was approximately $44.4 million.
(3)	In connection with the special dividend of $5.98 per share of common stock declared on December 17, 2007, the exchange rate was adjusted from 6.6090 to 7.0430 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $141.98 per share of our common stock.
(4)	In connection with the special dividend of $5.98 per share of common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of our common stock.

Effective January 1, 2009, we adopted ASC 470-20 (formerly known as FSP No. APB 14-1) that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. See Note 6 of the Consolidated Financial Statements.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgages notes payable at September 30, 2009:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
599 Lexington Avenue	5.57%	5.41%	$750,000	$—	$750,000	(2)(3)	March 1, 2017
601 Lexington Avenue	7.19%	7.24%	468,423	1,036	469,459	(4)(5)	May 11, 2011
Embarcadero Center Four	6.10%	7.02%	375,000	—	375,000	(6)	December 1, 2016
South of Market	1.29%	1.52%	186,510	—	186,510	(3)(7)	November 21, 2009
505 9th Street	5.73%	5.87%	130,000	—	130,000		November 1, 2017
Wisconsin Place Office	1.42%	1.65%	93,505	—	93,505	(3)(8)	January 29, 2011
One Freedom Square	7.75%	5.34%	68,775	3,097	71,872	(5)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.55%	5.58%	63,000	—	63,000	(3)	October 1, 2014
Democracy Tower	2.04%	2.23%	57,632	—	57,632	(3)(9)	December 19, 2010
202, 206 & 214 Carnegie Center	8.13%	8.22%	56,562	—	56,562		October 1, 2010
140 Kendrick Street	7.51%	5.25%	51,313	2,954	54,267	(5)	July 1, 2013
New Dominion Tech Park, Bldg. One	7.69%	7.84%	50,967	—	50,967		January 15, 2021
Reservoir Place	4.12%	4.37%	50,000	—	50,000		July 30, 2014
1330 Connecticut Avenue	7.58%	4.74%	46,519	1,859	48,378	(10)	February 26, 2011
Kingstowne Two and Retail	5.99%	5.61%	39,753	843	40,596	(10)	January 1, 2016
10 and 20 Burlington Mall Road	7.25%	7.31%	33,934	—	33,934	(11)	October 1, 2011
Sumner Square	7.35%	7.54%	25,687	—	25,687		September 1, 2013
Montvale Center	5.93%	6.07%	25,000	—	25,000	(3)	June 6, 2012
Eight Cambridge Center	7.73%	7.74%	23,121	—	23,121		July 15, 2010
Kingstowne One	5.96%	5.68%	19,059	271	19,330	(10)	May 5, 2013
University Place	6.94%	6.99%	18,677	—	18,677		August 1, 2021
Atlantic Wharf	N/A	N/A	—	—	—	(12)(13)	April 21, 2012

Total			$2,633,437	$10,060	$2,643,497

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required by EITF 98-1. All adjustments related to EITF 98-1 are noted above.
(2)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount is reducing our interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(4)	Formerly known as Citigroup Center.
(5)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon redemption of the outside members’ equity interest in the limited liability company that owns the property to reflect the fair value of the note.
(6)	On November 13, 2008, we closed on an eight-year, $375.0 million mortgage loan collateralized by this property. The mortgage loan bears interest at a fixed rate of 6.10% per annum. Under our interest rate hedging program, we will reclassify into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheet within Accumulated Other Comprehensive Loss resulting in an effective interest rate of 7.02% per annum.
(7)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.00% per annum and matures on November 21, 2009 with two, one-year extension options, subject to certain conditions. We have qualified for and sent notice of exercise of the first one-year extension.
(8)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.10% per annum and matures on January 29, 2011 with two, one-year extension options, subject to certain conditions.
(9)	Represents the amount that we have drawn under our $65.0 million construction loan facility. The construction financing bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on December 19, 2010 with two, one-year extension options, subject to certain conditions.
(10)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the assumed note.
(11)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(12)	Formerly known as Russia Wharf.
(13)	We have not drawn any amounts under our $215.0 million construction loan facility. The construction financing bears interest at a variable rate equal to LIBOR plus 3.00% per annum and matures on April 21, 2012 with two, one-year extension options, subject to certain conditions.

Off-Balance Sheet Arrangements - Joint Venture Indebtedness

We have investments in twelve unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 5% to 60%. Eleven of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At September 30, 2009, the aggregate debt, including both our and our partners’ share, incurred by these ventures was approximately $3.212 billion. The table below summarizes the outstanding debt of these joint venture properties at September 30, 2009. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
General Motors Building:
Secured 1st Mortgage	60%	5.95%	6.50%	$1,300,000	$(50,320)	$1,249,680	(2)(3)(4)	October 7, 2017
Mezzanine Loan	60%	6.02%	8.00%	306,000	(40,453)	265,547	(2)(3)(5)	October 7, 2017
Partner Loans	60%	11.00%	11.00%	450,000	—	450,000	(6)	June 9, 2017
125 West 55th Street:
Secured 1st Mortgage	60%	5.75%	6.07%	200,000	(693)	199,307	(2)(3)	March 1, 2010
Mezzanine Loan	60%	7.81%	10.82%	63,500	(432)	63,068	(2)(3)	March 1, 2010
Two Grand Central Tower	60%	5.10%	6.20%	190,000	(1,580)	188,420	(2)(3)	July 11 , 2010
540 Madison Avenue	60%	5.20%	6.75%	119,500	(5,828)	113,672	(2)(7)	July 11, 2013
Metropolitan Square	51%	8.23%	8.23%	124,968	—	124,968		May 1, 2010
Market Square North	50%	7.70%	7.74%	83,746	—	83,746		December 19, 2010
Eighth Avenue and 46th Street	50%	2.53%	2.53%	23,600	—	23,600	(8)	May 8, 2009(9)
Annapolis Junction	50%	1.47%	1.63%	41,966	—	41,966	(3)(10)	September 12, 2010
Mountain View Tech. Park	39.5%	5.57%	5.90%	24,156	—	24,156	(11)(12)	March 31, 2011
Mountain View Research Park	39.5%	5.18%	5.43%	109,969	—	109,969	(11)(13)	May 31, 2011
901 New York Avenue	25%	5.19%	5.27%	165,890	—	165,890		January 1, 2015
One & Two Circle Star Way	25%	6.57%	6.67%	42,000	—	42,000	(3)(11)(14)	September 1, 2013
300 Billerica Road	25%	5.69%	6.04%	7,500	—	7,500	(3)(11)	January 1, 2016
Wisconsin Place Retail	5%	1.69%	1.89%	58,350	—	58,350	(3)(15)	March 29, 2010

Total				$3,311,145	$(99,306)	$3,211,839

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges and adjustments required by EITF 98-1. All adjustments related to EITF 98-1 are noted above.
(2)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the assumed note.
(3)	The loan requires interest only payments with a balloon payment due at maturity.
(4)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of September 30, 2009, the maximum funding obligation under the guarantee was approximately $28.3 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(5)	Principal amount does not include the assumed mezzanine loan with an aggregate principal amount of $294.0 million and a stated rate of 6.02% per annum, as the venture acquired the lenders’ interest in this loan for a purchase price of approximately $263.1 million in cash.

(6)	In connection with the capitalization of the joint venture, loans in an aggregate of $450.0 million were funded by the venture’s partners on a pro-rata basis. Our share of the partner loans totaling $270.0 million has been reflected in Related Party Note Receivable on our Consolidated Balance Sheets.
(7)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund tenant improvements and leasing commissions.
(8)	The financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum.
(9)	An unconsolidated joint venture in which we own a 50% interest is the borrower of a $23.6 million mortgage financing collateralized by the land parcels at Eighth Avenue and 46th Street in New York City. We and our third-party joint venture partner each agreed to guarantee $11.8 million of the mortgage loan plus 50% of all other obligations agreed to by the borrower under the loan documents. The loan was scheduled to mature on May 8, 2009. However, because our partner is in discussions with the lender on a new credit facility, the lender has agreed that such loan amount need not be repaid pending finalization of the new credit facility. If our partner defaults on its obligation to contribute its share of the loan repayment amount, then we have the right to repay the entire loan amount, have the collateral released and proceed against our partner for reimbursement.
(10)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.20% per annum and matures on September 12, 2010 with two, one-year extensions options, subject to certain conditions. In addition, we have guaranteed the repayment of approximately $9.1 million of principal (as well as interest on the loan), which amount is subject to reduction and eventual elimination upon attaining certain debt service coverage ratios.
(11)	This property is owned by the Value-Added Fund.
(12)	Mortgage financing totals $26.0 million (of which approximately $24.2 million has been disbursed as of September 30, 2009). The mortgage bears interest at a variable rate of LIBOR plus 1.50% and matures on March 31, 2011 with two, one-year extension options. The Value-Added Fund has entered into an interest rate swap contract to fix the one-month LIBOR index rate at 4.085% per annum on a notional amount of $24 million. The swap contract went into effect on June 12, 2008 and expires on March 31, 2011.
(13)	Mortgage financing totals $120.0 million (of which $103.0 million was drawn at closing, $7.0 million was drawn to fund tenant and capital costs, with the remaining $10.0 million available to fund future tenant and capital costs). The mortgage bears interest at a variable rate of LIBOR plus 1.75% and matures on May 31, 2011 with two, one-year extension options. The Value-Added Fund has guaranteed the payment of interest on the loan. In addition, the Value-Added Fund has entered into three interest rate swap contracts to fix the one-month LIBOR index rate at 3.63% per annum on an aggregate notional amount of $103 million. The swap contracts went into effect on June 2, 2008 and expire on April 1, 2011.
(14)	The Value-Added Fund has guaranteed the payment of (1) an aggregate of approximately $5.0 million of unfunded tenant improvement costs and leasing commissions and (2) one year of real estate taxes.
(15)	Amount represents outstanding construction financing under a $66.0 million loan commitment collateralized by the retail entity of Wisconsin Place. Wisconsin Place is a mixed-use development project consisting of office, retail and residential properties located in Chevy Chase, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.375% per annum and matures on March 29, 2010 with two, one-year extension options subject to certain conditions. In addition, we have guaranteed the repayment of approximately $825,000 of principal (as well as our share of interest on the loan, taxes and operating expenses), which amount is subject to reduction upon attaining a prescribed debt service coverage ratio.

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

The following table presents a reconciliation of net income available to common shareholders to FFO for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008
	(in thousands)
Net income attributable to Boston Properties, Inc.	$65,795	$43,079
Add:
Noncontrolling interests in property partnerships	1,114	525
Noncontrolling interest—common units of the Operating Partnership	9,662	7,440
Noncontrolling interest—redeemable preferred units of the Operating Partnership	772	1,053
Noncontrolling interest in gains on sales of real estate—common units of the Operating Partnership	307	256
Less:
Income from unconsolidated joint ventures	6,350	2,644
Gains on sales of real estate	2,394	1,753

Income before income from unconsolidated joint ventures, gains on sales of real estate and net income attributable to noncontrolling interests	68,906	47,956
Add:
Real estate depreciation and amortization(1)	108,975	106,475
Income from unconsolidated joint ventures	6,350	2,644
Less:
Noncontrolling interests in property partnerships’ share of funds from operations	1,731	1,013
Noncontrolling interest—redeemable preferred units of the Operating Partnership	772	931

Funds from operations attributable to the Operating Partnership	$181,728	$155,131
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	23,278	22,614

Funds from Operations attributable to Boston Properties, Inc.	$158,450	$132,517

Our percentage share of Funds from Operations—basic	87.19%	85.42%

Weighted-average shares outstanding—basic	138,641	119,832

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $78,181 and $75,321, our share of unconsolidated joint venture real estate depreciation and amortization of $31,262 and $31,669, less corporate related depreciation and amortization of $468 and $515 for the three months ended September 30, 2009 and 2008, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)		(in thousands)
Basic FFO	$181,728	159,009	$155,131	140,282
Effect of Dilutive Securities
Convertible Preferred Units	772	1,461	931	1,461
Stock Based Compensation	—	584	—	1,537

Diluted FFO	$182,500	161,054	$156,062	143,280
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	23,080	20,368	22,274	20,449

Our share of Diluted FFO(1)	$159,420	140,686	$133,788	122,831

(1)	Our share of diluted Funds from Operations was 87.35% and 85.73% for the quarter ended September 30, 2009 and 2008, respectively.

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

Reclassifications and Adoption of New Accounting Pronouncements

Certain prior year amounts have been reclassified to conform to the current year presentation. In addition, certain prior year amounts have been revised as a result of the adoption on January 1, 2009 of (1) ASC 470-20 (formerly known as FSP No. APB 14-1) (See Note 6 of the Consolidated Financial Statements), (2) the guidance included in ASC 810 “Consolidation” (formerly known as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”)) and ASC 480-10-S99 “Distinguishing Liabilities from Equity” (formerly known as EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities” (Amended)) (See Note 8 of the Consolidated Financial Statements) and (3) the guidance included in ASC 260 “Earnings Per Share” (formerly known as FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” ) (See Note 10 of the Consolidated Financial Statements).

In April 2009, the FASB issued ASC 825-10-65 “Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10-65”) (formerly known as FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP No. FAS 107-1”)). ASC 825-10-65 amends guidance in ASC 825 “Financial Instruments” (formerly known as FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”) to require disclosures about fair-value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements. ASC 825-65-10 also amends ASC 270 “Interim Reporting” (formerly known as APB Opinion No. 28, “Interim Financial Reporting” ) to require those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65 was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 (See Note 2 of the Consolidated Financial Statements).

In May 2009, the FASB issued ASC 855 “Subsequent Events” (“ASC 855”) (formerly known as SFAS No. 165 “Subsequent Events” (“SFAS No. 165”)), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. ASC 855 was effective for interim or annual periods beginning after June 15, 2009. We have evaluated subsequent events through the time of filing these financial statements with the SEC on Form 10-Q on November 5, 2009.

Newly Issued Accounting Standards

In June 2008, the FASB ratified the guidance included in ASC 815-40 “Derivatives and Hedging” (“ASC 815-40”) (formerly known as EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”)). The guidance included in ASC 815-40 requires entities to apply a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock. The guidance included in ASC 815-40 was effective on January 1, 2009. The adoption of the guidance included in ASC 815-40 did not have a material impact on us.

In April 2009, the FASB issued ASC 820-10-65-4 “Transition Related to FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-65-4”) (formerly known as FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”)).

ASC 820-10-65-4 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65-4 was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65-4 did not have a material impact on our financial position or results of operations.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” (“SFAS No. 168”), which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. SFAS No. 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 did not have a material impact on us.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

Approximately $5.6 billion of our consolidated borrowings bear interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. As of September 30, 2009, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 1.50% (for an all in rate as of September 30, 2009 of 1.80%) per annum. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, refer to Note 4 to the Consolidated Financial Statements and “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2009	2010	2011	2012	2013	2014+	Total	Fair Value
	Secured debt
	(dollars in thousands)
Fixed Rate	$6,062	$105,126	$551,720	$106,642	$101,068	$1,385,232	$2,255,850	$2,274,581
Average Interest Rate	6.52%	7.68%	7.02%	5.68%	6.03%	5.97%	6.30%
Variable Rate	186,510	57,632	93,505	345	827	48,828	387,647	383,378

	Unsecured debt
Fixed Rate	—	—	—	—	$923,823	$548,917	$1,472,740	$1,521,115
Average Interest Rate	—	—	—	—	6.36%	5.47%	6.03%
Variable Rate	—	—	—	—	—	—	—	—

	Unsecured exchangeable debt
Fixed Rate	—	—	—	$851,602	$450,000	$741,435	$2,043,037
ASC 470-20 (formerly FSP No. APB 14-1) Adjustment	(9,894)	(41,195)	(43,912)	(29,793)	(23,052)	(2,438)	(150,284)

Total Fixed Rate	(9,894)	(41,195)	(43,912)	821,809	426,948	738,997	1,892,753	2,023,607
Average Interest Rate	—	—	—	5.63%	5.96%	6.56%	6.03%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$182,678	$121,563	$601,313	$928,796	$1,452,666	$2,721,974	$6,008,990	$6,202,681

At September 30, 2009, the weighted-average coupon/stated rate on all of our fixed and variable rate debt was 5.38% and 1.80%, respectively. The weighted-average coupon/stated rate for our unsecured exchangeable debt was 3.64%.

At September 30, 2009, our outstanding variable rate debt based on LIBOR totaled approximately $387.6 million. At September 30, 2009, the interest rate on our variable rate debt was approximately 2.03%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $2.9 million for the nine months ended September 30, 2009.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of our fiscal year ending December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a) None.

(b) Not applicable.

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

The following materials from Boston Properties, Inc.’s Quarterly Report on Form 10-Q for

the quarter ended September 30, 2009 formatted in XBRL (eXtensible Business Reporting

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

BOSTON PROPERTIES, INC.

November 5, 2009	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)