Form 10-Q
period 2010-03-31
BOSTON PROPERTIES INC
filed 2010-05-06
CIK 1037540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-13087

BOSTON PROPERTIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	04-2473675
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	139,018,015
(Class)	(Outstanding on May 3, 2010)

BOSTON PROPERTIES, INC.

FORM 10-Q

for the quarter ended March 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and par value amounts)

	March 31, 2010	December 31, 2009
ASSETS
Real estate, at cost	$9,823,024	$9,817,388
Construction in process	662,809	563,645
Land held for future development	730,201	718,525
Less: accumulated depreciation	(2,103,274)	(2,033,677)

Total real estate	9,112,760	9,065,881
Cash and cash equivalents	1,220,392	1,448,933
Cash held in escrows	20,848	21,867
Investments in securities	7,592	9,946
Tenant and other receivables (net of allowance for doubtful accounts of $1,947 and $4,125, respectively)	102,085	93,240
Related party note receivable	270,000	270,000
Accrued rental income (net of allowance of $2,224 and $2,645, respectively)	376,942	363,121
Deferred charges, net	291,564	294,395
Prepaid expenses and other assets	50,998	17,684
Investments in unconsolidated joint ventures	798,161	763,636

Total assets	$12,251,342	$12,348,703

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$2,637,534	$2,643,301
Unsecured senior notes (net of discount of $2,475 and $2,611, respectively)	2,172,525	2,172,389
Unsecured exchangeable senior notes (net of discount of $13,504 and $15,529, respectively)	1,864,840	1,904,081
Unsecured line of credit	—	—
Accounts payable and accrued expenses	189,633	220,089
Dividends and distributions payable	80,756	80,536
Accrued interest payable	69,166	76,058
Other liabilities	115,755	127,538

Total liabilities	7,130,209	7,223,992

Commitments and contingencies	—	—

Noncontrolling interest:
Redeemable preferred units of the Operating Partnership	55,652	55,652

Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 139,082,895 and 138,958,910 issued and 139,003,995 and 138,880,010 outstanding in 2010 and 2009, respectively	1,390	1,389
Additional paid-in capital	4,381,075	4,373,679
Earnings in excess of dividends	78,645	95,433
Treasury common stock at cost, 78,900 shares in 2010 and 2009	(2,722)	(2,722)
Accumulated other comprehensive loss	(21,145)	(21,777)

Total stockholders’ equity attributable to Boston Properties, Inc.	4,437,243	4,446,002
Noncontrolling interests:
Common units of the Operating Partnership	622,263	617,386
Property partnerships	5,975	5,671

Total equity	5,065,481	5,069,059

Total liabilities and equity	$12,251,342	$12,348,703

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2010	2009
	(in thousands, except for per share amounts)
Revenue
Rental:
Base rent	$302,383	$293,517
Recoveries from tenants	45,544	52,408
Parking and other	15,297	16,941

Total rental revenue	363,224	362,866
Hotel revenue	5,903	6,062
Development and management services	8,944	8,296
Interest and other	1,710	320

Total revenue	379,781	377,544

Expenses
Real estate operating:
Rental	124,985	123,861
Hotel	5,268	5,472
General and administrative	26,822	17,420
Interest	92,029	78,930
Depreciation and amortization	83,075	77,370
Loss (gain) from suspension of development	(7,200)	27,766
Losses from early extinguishments of debt	2,170	—
Losses (gains) from investments in securities	(200)	587

Total expenses	326,949	331,406

Income before income from unconsolidated joint ventures, gains on sales of real estate and net income attributable to noncontrolling interests	52,832	46,138
Income from unconsolidated joint ventures	7,910	5,097
Gains on sales of real estate	1,765	2,795

Net income	62,507	54,030
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships	(804)	(510)
Noncontrolling interest—common units of the Operating Partnership	(7,870)	(7,531)
Noncontrolling interest in gains on sales of real estate—common units of the Operating Partnership	(227)	(401)
Noncontrolling interest—redeemable preferred units of the Operating Partnership	(892)	(990)

Net income attributable to Boston Properties, Inc.	$52,714	$44,598

Basic earnings per common share attributable to Boston Properties, Inc.:
Net income	$0.38	$0.37

Weighted average number of common shares outstanding	138,931	121,256

Diluted earnings per common share attributable to Boston Properties, Inc.:
Net income	$0.38	$0.37

Weighted average number of common and common equivalent shares outstanding	139,597	121,468

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2010	2009
	(in thousands)
Net income	$62,507	$54,030
Other comprehensive income:
Amortization of interest rate contracts	726	714

Comprehensive income	63,233	54,744
Comprehensive income attributable to noncontrolling interests	(9,886)	(9,535)

Comprehensive income attributable to Boston Properties, Inc.	$53,347	$45,209

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$62,507	$54,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,075	77,370
Non-cash portion of interest expense	10,924	13,606
Non-cash compensation expense	14,011	7,094
Losses from early extinguishments of debt	2,170	—
Losses (gains) from investments in securities	(200)	587
Loss (gain) from suspension of development	(7,200)	27,766
Income from unconsolidated joint ventures	(7,910)	(5,097)
Distributions of net cash flow from operations of unconsolidated joint ventures	900	1,850
Gains on sales of real estate	(1,765)	(2,795)
Change in assets and liabilities:
Cash held in escrows	1,019	2,550
Tenant and other receivables, net	(267)	7,540
Accrued rental income, net	(13,821)	(14,526)
Prepaid expenses and other assets	(33,314)	(25,263)
Accounts payable and accrued expenses	(23,522)	(223)
Accrued interest payable	(6,892)	(16,803)
Other liabilities	(10,018)	(12,394)
Tenant leasing costs	(9,603)	(5,156)

Total adjustments	(2,413)	56,106

Net cash provided by operating activities	60,094	110,136

Cash flows from investing activities:
Additions to real estate	(119,407)	(91,368)
Proceeds from redemptions of investments in securities	2,554	1,595
Net investments in unconsolidated joint ventures	(36,093)	(3,141)

Net cash used in investing activities	(152,946)	(92,914)

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2010	2009
	(in thousands)
Cash flows from financing activities:
Proceeds from mortgage notes payable	1,464	16,424
Repayments of mortgage notes payable	(7,231)	(7,361)
Repurchases of unsecured exchangeable senior notes	(49,320)	—
Dividends and distributions	(80,951)	(97,652)
Net proceeds from equity transactions	849	521
Distributions to noncontrolling interests in property partnerships, net	(500)	(1,750)
Repayment of note payable	—	(25,000)
Deferred financing costs	—	(125)

Net cash used in financing activities	(135,689)	(114,943)

Net decrease in cash and cash equivalents	(228,541)	(97,721)
Cash and cash equivalents, beginning of period	1,448,933	241,510

Cash and cash equivalents, end of period	$1,220,392	$143,789

Supplemental disclosures:
Cash paid for interest	$96,084	$94,237

Interest capitalized	$8,087	$12,110

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$104	$19,336

Dividends and distributions declared but not paid	$80,756	$97,547

Conversions of noncontrolling interests to stockholders’ equity	$978	$855

Issuance of restricted securities to employees and directors	$18,768	$21,619

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties, Inc. (the “Company”), a Delaware corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the sole general partner of Boston Properties Limited Partnership (the “Operating Partnership”) and at March 31, 2010 owned an approximate 85.9% (84.2% at March 31, 2009) general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2008, the Company issued LTIP Units in connection with the granting to employees of 2008 outperformance awards (also referred to as “2008 OPP Units”). Because the rights, preferences and privileges of 2008 OPP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude 2008 OPP Units.

Unless specifically noted otherwise, all references to OP Units exclude units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership is obligated to redeem such OP Unit for cash equal to the then value of a share of common stock of the Company (“Common Stock”). In lieu of a cash redemption, the Company may elect to acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. An LTIP Unit is generally the economic equivalent of a share of restricted common stock of the Company. LTIP Units, whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Note 7).

At March 31, 2010, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be converted into OP Units or redeemed for cash at the election of the holder thereof or the Operating Partnership in accordance with the terms and conditions set forth in the applicable amendment to the partnership agreement (See Note 7).

All references herein to the Company refer to Boston Properties, Inc. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

Properties

At March 31, 2010, the Company owned or had interests in a portfolio of 143 commercial real estate properties (the “Properties”) aggregating approximately 37.6 million net rentable square feet, including five properties under construction totaling approximately 2.0 million net rentable square feet. In addition, the Company has structured parking for approximately 38,017 vehicles containing approximately 12.8 million square feet. At March 31, 2010, the Properties consist of:

•	137 office properties, including 118 Class A office properties (including three properties under construction) and 19 Office/Technical properties;

•	one hotel;

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	three retail properties; and

•	two residential properties (both of which are under construction).

The Company owns or controls undeveloped land parcels totaling approximately 510.1 acres. In addition, the Company has a noncontrolling interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued the acquisition of value-added investments in assets within its existing markets. The Company accounts for its investment in the Value-Added Fund using the equity method of accounting. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At March 31, 2010, the Value-Added Fund had investments in 26 buildings comprised of an office property in Chelmsford, Massachusetts and office complexes in San Carlos, California and Mountain View, California.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2009.

For purposes of financial reporting disclosures, the Company calculates the fair value of mortgage notes payable, unsecured senior notes and unsecured exchangeable senior notes. The Company discounts the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt and unsecured notes based on a current market rate. In determining the current market rate, the Company adds its estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. Because the Company’s valuations of its financial instruments are based on these types of

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of March 31, 2010 (in thousands):

	Carrying Amount		Estimated Fair Value
Mortgage notes payable	$2,637,534		$2,643,607
Unsecured senior notes	2,172,525		2,340,146
Unsecured exchangeable senior notes	1,864,840	(1)	2,035,029

Total	$6,674,899		$7,018,782

(1)	Includes the net impact of the adjustment for the equity component allocation totaling approximately $128.1 million (See Note 5).

3. Real Estate Activity During the Three Months Ended March 31, 2010

Development

On February 6, 2009, the Company announced that it was suspending construction on its 1,000,000 square foot office building at 250 West 55th Street in New York City. During the first quarter of 2009, the Company recognized costs aggregating approximately $27.8 million related to the suspension of development, which amount included a $20.0 million contractual amount due pursuant to a lease agreement. During December 2009, the Company completed the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and as a result ceased interest capitalization on the project. On January 19, 2010, the Company paid $12.8 million related to the termination of the lease agreement. As a result, the Company recognized approximately $7.2 million of income during the first quarter of 2010.

Dispositions

On April 14, 2008, the Company sold a parcel of land located in Washington, DC for approximately $33.7 million. The Company had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to the Company’s involvement in the construction of the project, the gain on sale was deferred and has been recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. During the three months ended March 31, 2010, the Company completed construction of the project and recognized the remaining gain on sale totaling approximately $1.8 million. The Company has recognized a cumulative gain on sale of approximately $23.4 million.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consists of the following at March 31, 2010:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%
The Metropolitan Square Associates LLC	Metropolitan Square	51.0%
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(1)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	23.9	%(2)
Wisconsin Place Retail LLC	Wisconsin Place Retail	5.0%
Eighth Avenue and 46th Street Entities	Eighth Avenue and 46th Street	50.0	%(3)
Boston Properties Office Value-Added Fund, L.P.	300 Billerica Road, One & Two Circle Star Way and Mountain View Research and Technology Parks	36.9	%(1)(4)
Annapolis Junction NFM, LLC	Annapolis Junction	50.0	%(5)
767 Venture, LLC	The General Motors Building	60.0%
2 GCT Venture LLC	Two Grand Central Tower	60.0%
540 Madison Venture LLC	540 Madison Avenue	60.0%
125 West 55th Street Venture LLC	125 West 55th Street	60.0%

(1)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(2)	Represents the Company’s effective ownership interest. The Company has a 66.67%, 5% and 0% interest in the office, retail and residential joint venture entities, respectively, each of which owns a 33.33% interest in the entity owning the land and infrastructure of the project.
(3)	This property is not in operation and consists of assembled land.
(4)	Represents the Company’s effective ownership interest. The Company has a 25.0% interest in the 300 Billerica Road and One & Two Circle Star Way properties and a 39.5% interest in the Mountain View Research and Technology Park properties.
(5)	Two of the three Annapolis Junction land parcels are undeveloped land.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
ASSETS
Real estate and development in process, net	$5,123,746	$5,149,868
Other assets	761,222	760,001

Total assets	$5,884,968	$5,909,869

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$3,164,247	$3,217,893
Other liabilities	1,041,368	1,071,904
Members’/Partners’ equity	1,679,353	1,620,072

Total liabilities and members’/partners’ equity	$5,884,968	$5,909,869

Company’s share of equity	$959,432	$927,184
Basis differentials(1)	(161,271)	(163,548)

Carrying value of the Company’s investments in unconsolidated joint ventures	$798,161	$763,636

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from impairment of investments and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the joint ventures are as follows:

	For the three months ended March 31,
	2010	2009
	(in thousands)
Total revenue(1)	$150,962	$145,380
Expenses
Operating	41,704	41,733
Interest	58,336	56,344
Depreciation and amortization	56,824	57,540

Total expenses	156,864	155,617

Net loss	$(5,902)	$(10,237)

Company’s share of net loss	$(2,945)	$(5,302)
Basis differential	2,277	2,587
Elimination of inter-entity interest on partner loan	8,578	7,812

Income from unconsolidated joint ventures	$7,910	$5,097

(1)	Includes straight-line rent adjustments of $8.2 million and $5.3 million for the three months ended March 31, 2010 and 2009, respectively. Includes “above” and “below” market rent adjustments of $36.8 million and $37.9 million for the three months ended March 31, 2010 and 2009, respectively.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 1, 2010, a joint venture in which the Company has a 60% interest refinanced at maturity its mortgage loan collateralized by 125 West 55th Street located in New York City. The mortgage loan totaling $200.0 million bore interest at a fixed rate of 5.75% per annum. The new mortgage loan totaling $207.0 million bears interest at a fixed rate of 6.09% per annum and matures on March 10, 2015. In connection with the new mortgage loan, the Company has guaranteed the joint venture’s obligation to fund an escrow related to certain lease rollover costs in lieu of an initial cash deposit for the full amount. The maximum funding obligation under the guarantee was $21.3 million. At closing, the joint venture funded a $10.0 million cash deposit into the escrow account and the remaining $11.3 million will be further reduced with scheduled monthly deposits into the escrow account from operating cash flows. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. In addition, on February 25, 2010, the joint venture repaid outstanding mezzanine loans totaling $63.5 million utilizing available cash and cash contributions from the joint venture’s partners on a pro rata basis. The mezzanine loans bore interest at a weighted-average fixed rate of approximately 7.81% per annum and were scheduled to mature on March 1, 2010.

5. Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of March 31, 2010 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
2.875% Exchangeable Senior Notes	2.875%	3.462%	7.0430	(3)	808,961	February 20, 2012(4)	February 15, 2037
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(5)	450,000	May 18, 2013(6)	May 15, 2036

Total principal					2,006,461
Net discount					(13,504)
Adjustment for the equity component allocation, net of accumulated amortization					(128,117)

Total					$1,864,840

(1)	Yield on issuance date including the effects of discounts on the notes but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s Common Stock). In addition, the Company entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions are intended to increase the effective exchange price to the Company of the notes from $117.58 to approximately $137.17 per share (subject to adjustment), representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s Common Stock. The net cost of the capped call transactions was approximately $44.4 million.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s Common Stock declared on December 17, 2007, the exchange rate was adjusted from 6.6090 to 7.0430 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $141.98 per share of Boston Properties, Inc.’s Common Stock.
(4)	Holders may require the Operating Partnership to repurchase for cash the notes on February 15, 2012, 2017, 2022, 2027 and 2032 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.
(5)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s Common Stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of Boston Properties, Inc.’s Common Stock.
(6)	Holders may require the Operating Partnership to repurchase for cash the notes on May 18, 2013 and May 15 of 2016, 2021, 2026 and 2031 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.

The Company has separately accounted for the liability and equity components of the Operating Partnership’s $862.5 million of 2.875% exchangeable senior notes due 2037, $450.0 million of 3.75% exchangeable senior notes due 2036 and $747.5 million of 3.625% exchangeable senior notes due 2014 by allocating the initial proceeds from the sale between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Operating Partnership at such time. The Company measured the fair value of the debt components of the 2.875%, 3.75% and 3.625% exchangeable senior notes for the periods presented based on effective interest rates of 5.630%, 5.958% and 6.555%, respectively. The aggregate carrying amount of the debt component was approximately $1.86 billion and $1.90 billion (net of the adjustment for the equity component allocation (net of accumulated amortization) of approximately $128.1 million and $140.4 million) at March 31, 2010 and December 31, 2009, respectively. As a result, the Company attributed an aggregate of approximately $230.3 million of the proceeds to the equity component of the notes, which represents the excess proceeds received over the fair value of the notes at the date of issuance. The Company also reclassified approximately $1.0 million of deferred financing costs to Additional Paid-in Capital, which represented the costs attributable to the equity components of the notes. The equity component of the notes has been reflected within Additional Paid-in Capital in the Consolidated Balance Sheets. The carrying amount of the equity component was approximately $229.3 million at March 31, 2010 and December 31, 2009. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates or, in the case of the 2014 notes, the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each debt security will increase in subsequent reporting periods through the first optional redemption date (or, in the case of the 2014 notes, the maturity date) as the debt accretes to its par value over the same period. The aggregate contractual interest expense was approximately $18.5 million and $18.5 million for the three months ended March 31, 2010 and 2009, respectively. As a result of accounting for the exchangeable senior notes in a manner that reflects the Company’s nonconvertible debt borrowing rate, the Company reported additional non-cash interest expense of approximately $10.1 million and $9.4 million for the three months ended March 31, 2010 and 2009, respectively.

During the first quarter of 2010, the Company’s Operating Partnership repurchased approximately $53.6 million aggregate principal amount of its 2.875% exchangeable senior notes due 2037 for approximately $53.0 million. The repurchased notes had an aggregate carrying value of approximately $50.8 million, resulting in the recognition of a loss on extinguishment of approximately $2.2 million (See Note 12).

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

The Company has letter of credit and performance obligations of approximately $12.5 million related to lender and development requirements.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

In connection with the Company’s assumption of the General Motors Building’s secured loan by the Company’s unconsolidated joint venture, 767 Venture, LLC, the Company guaranteed the unconsolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of March 31, 2010, the maximum funding obligation under the guarantee was approximately $16.3 million. In connection with the Company’s refinancing of the 125 West 55th Street property’s secured loan by the Company’s unconsolidated joint venture, 125 West 55th Street Venture LLC, the Company has guaranteed the unconsolidated joint venture’s obligation to fund an escrow related to certain lease rollover costs in lieu of an initial cash deposit for the full amount. The maximum funding obligation under the guarantee was $21.3 million. At closing, the joint venture funded a $10.0 million cash deposit into the escrow account and the remaining $11.3 million will be further reduced with scheduled monthly deposits into the escrow account from operating cash flows. As of March 31, 2010, the maximum funding obligation under the guarantee was $11.3 million. From time to time, the Company (or the applicable joint venture) has also agreed to guarantee portions of the principal, interest or other amounts in connection with other unconsolidated joint venture borrowings. In addition to the financial guarantees referenced above, the Company has agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of its unconsolidated joint venture loans.

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

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

7. Noncontrolling Interests

Noncontrolling interests relate to the interests in the Operating Partnership not owned by the Company and interests in property partnerships not wholly-owned by the Company. As of March 31, 2010, the noncontrolling interests consisted of 19,806,088 OP Units, 1,640,273 LTIP Units, 1,080,938 2008 OPP Units and 1,113,044 Series Two Preferred Units (or 1,460,688 OP Units on an as converted basis) held by parties other than the Company.

Noncontrolling Interest—Redeemable Preferred Units of the Operating Partnership

The Preferred Units at March 31, 2010 consisted solely of 1,113,044 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) a rate ranging from 5.00% to 7.00% per annum on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). Distributions on the Series Two Preferred Units are payable quarterly and, unless the greater rate described in the next sentence applies, accrue at 7.0% until May 12, 2009 and 6.0% thereafter. If distributions on the number of OP Units into which the Series Two Preferred Units are convertible are greater than distributions calculated using the rates described in the preceding sentence for the applicable quarterly period, then the greater distributions are payable instead. The holders of Series Two Preferred Units have the right to require the Operating Partnership to redeem their units for cash at the redemption price of $50.00 per unit on May 12, 2011, May 14, 2012, May 14, 2013 and May 12, 2014. The maximum number of units that may be required to be redeemed from all holders on each of these dates is 1,007,662, which is one-sixth of the number of Series Two Preferred Units that were originally issued. The holders also had the right to have their Series Two Preferred Units redeemed for cash on May 12, 2009 and May 12, 2010, although no holder exercised such right. The Company also has the right, under certain conditions and at certain times, to redeem Series Two Preferred Units for cash and to convert into OP Units any Series Two Preferred Units that are not redeemed when they are eligible for redemption.

On February 16, 2010, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.75616 per unit.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the activity of the noncontrolling interests—redeemable preferred units of the Operating Partnership for the three months ended March 31, 2010 and 2009 (in thousands):

Balance at January 1, 2010:	$55,652
Net income	892
Distributions	(892)

Balance at March 31, 2010:	$55,652

Balance at January 1, 2009:	$55,652
Net income	990
Distributions	(990)

Balance at March 31, 2009:	$55,652

Noncontrolling Interest—Common Units of the Operating Partnership

During the three months ended March 31, 2010, 33,642 OP Units were presented by the holders for redemption (including 18,735 OP Units issued upon conversion of LTIP Units) and were redeemed by the Company in exchange for an equal number of shares of Common Stock.

At March 31, 2010, the Company had outstanding 1,080,938 2008 OPP Units. Prior to the measurement date on February 5, 2011, 2008 OPP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of 2008 OPP Units, both vested and unvested, which 2008 OPP award recipients have earned, if any, based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

On January 29, 2010, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit and a distribution on the 2008 OPP Units in the amount of $0.05 per unit to holders of record as of the close of business on December 31, 2009. On March 18, 2010, Boston Properties, Inc., as general partner of the Operating Partnership, declared a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit and a distribution on the 2008 OPP Units in the amount of $0.05 per unit, in each case payable on April 30, 2010 to holders of record as of the close of business on March 31, 2010.

The following table reflects the activity of the noncontrolling interests—common units of the Operating Partnership for the three months ended March 31, 2010 and 2009 (in thousands):

Balance at January 1, 2010:	$617,386
Net income	8,097
Distributions	(10,777)
Equity compensation	13,074
Reallocation of partnership interest	(5,517)

Balance at March 31, 2010:	$622,263

Balance at January 1, 2009:	$563,212
Net income	7,932
Distributions	(14,578)
Equity compensation	6,694
Reallocation of partnership interest	5,589

Balance at March 31, 2009:	$568,849

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Series Two Preferred Units may be converted into OP Units at the election of the holder thereof at any time. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company. The Company may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (not owned by the Company and including LTIP Units assuming that all conditions have been met for the conversion thereof) and Series Two Preferred Units (on an as converted basis) had all of such units been redeemed at March 31, 2010 was approximately $1.62 billion and $110.2 million, respectively, based on the closing price of the Company’s common stock of $75.44 per share on March 31, 2010.

Noncontrolling Interest—Property Partnerships

The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $6.0 million at March 31, 2010, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.

The following table reflects the activity of the noncontrolling interests—property partnerships for the three months ended March 31, 2010 and 2009 (in thousands):

Balance at January 1, 2010:	$5,671
Net income	804
Distributions	(500)

Balance at March 31, 2010:	$5,975

Balance at January 1, 2009:	$6,900
Net income	510
Distributions	(1,750)

Balance at March 31, 2009:	$5,660

8. Stockholders’ Equity

As of March 31, 2010, the Company had 139,003,995 shares of Common Stock outstanding.

During the three months ended March 31, 2010, the Company issued 27,183 shares of its Common Stock upon the exercise of options to purchase Common Stock by certain employees.

During the three months ended March 31, 2010, the Company issued 33,642 shares of its Common Stock in connection with the redemption of an equal number of OP Units.

On January 29, 2010, the Company paid a dividend in the amount of $0.50 per share of Common Stock to shareholders of record as of the close of business on December 31, 2009. On March 18, 2010, the Company’s Board of Directors declared a dividend in the amount of $0.50 per share of Common Stock payable on April 30, 2010 to shareholders of record as of the close of business on March 31, 2010.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Earnings Per Share

The following table provides a reconciliation of both the net income attributable to Boston Properties, Inc. and the number of common shares used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income attributable to Boston Properties, Inc. by the weighted-average number of common shares outstanding during the period. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Operating Partnership, as well as Common Stock of the Company. As a result, the Series Two Preferred Units are considered participating securities and are included in the computation of basic and diluted earnings per share of the Company if the effect of applying the if-converted method is dilutive. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. As a result, unvested restricted common stock of the Company, LTIP Units and 2008 OPP Units are considered participating securities and are included in the computation of basic and diluted earnings per share of the Company if the effect of applying the if-converted method is dilutive. Because the 2008 OPP Units require the Company to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes the 2008 OPP Units from the diluted EPS calculation. For the three months ended March 31, 2010 and 2009, the absolute and relative return thresholds for the 2008 OPP Units were not met and as a result the 2008 OPP Units have been excluded from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of the Operating Partnership that are exchangeable for the Company’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	For the three months ended March 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc.	$52,714	138,931	$0.38
Effect of Dilutive Securities:
Stock Based Compensation	—	666	(0.00)

Diluted Earnings:
Net income	$52,714	139,597	$0.38

	For the three months ended March 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc.	$44,598	121,256	$0.37
Effect of Dilutive Securities:
Stock Based Compensation	—	212	(0.00)

Diluted Earnings:
Net income	$44,598	121,468	$0.37

10. Stock Option and Incentive Plan

During the three months ended March 31, 2010, the Company issued 66,461 shares of restricted common stock and 249,342 LTIP Units to employees and directors under the 1997 Stock Option and Incentive Plan (the “1997 Plan”). Employees and directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The shares of restricted stock were valued at approximately $4.3 million ($64.87 per share). The LTIP Units were valued at approximately $15.1 million ($60.37 per unit fair value weighted-average) using a Monte Carlo simulation method model. The per unit fair value of each LTIP Unit granted was estimated on the date of grant using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 2.60% and an expected price volatility of 36.0%. An LTIP Unit is generally the economic equivalent of a share of restricted stock in the Company. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. The restricted stock and LTIP Units granted to employees between January 1, 2004 and November 2006 vest over a five-year term. Grants of restricted stock and LTIP Units made in and after November 2006 vest in four equal annual installments. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted, as adjusted for forfeitures, and the closing price of the Company’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Earnings in Excess of Dividends in the Consolidated Balance Sheets. Stock-based compensation expense associated with restricted stock, LTIP Units and 2008 OPP Units was approximately $13.8 million and $6.8 million for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, stock-based compensation expense includes an aggregate of approximately $5.8 million of remaining previously unvested stock-based compensation granted between 2006 and 2009 to Edward H. Linde, the Company’s former Chief Executive Officer, which expense was accelerated as a result of his passing on January 10, 2010. At March 31, 2010, there was $42.6 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and $7.1 million of unrecognized compensation expense related to unvested 2008 OPP Units that is expected to be recognized over a weighted-average period of approximately 2.8 years. If upon the conclusion of the three-year measurement period in February 2011, the 2008 OPP Awards are not earned, and therefore the program is terminated, the Company will accelerate the then remaining unrecognized compensation expense totaling approximately $4.3 million during the first quarter of 2011.

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

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, interest expense, depreciation and amortization expense, loss (gain) from suspension of development, losses (gains) from investments in securities, losses from early extinguishments of debt, income from unconsolidated joint ventures, gains on sales of real estate and noncontrolling interests are not included in Net Operating Income as internal reporting addresses these items on a corporate level.

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

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information by geographic area and property type:

Three months ended March 31, 2010 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$88,207	$83,845	$109,943	$53,147	$16,479	$351,621
Office/Technical	7,584	4,019	—	—	—	11,603
Hotel	5,903	—	—	—	—	5,903

Total	101,694	87,864	109,943	53,147	16,479	369,127

% of Total	27.55%	23.80%	29.79%	14.40%	4.46%	100.00%
Real Estate Operating Expenses:
Class A	33,496	23,688	37,499	19,020	7,841	121,544
Office/Technical	2,266	1,175	—	—	—	3,441
Hotel	5,268	—	—	—	—	5,268

Total	41,030	24,863	37,499	19,020	7,841	130,253

% of Total	31.50%	19.09%	28.79%	14.60%	6.02%	100.00%

Net Operating Income	$60,664	$63,001	$72,444	$34,127	$8,638	$238,874

% of Total	25.39%	26.37%	30.33%	14.29%	3.62%	100.00%

Three months ended March 31, 2009 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$91,488	$77,085	$111,151	$55,516	$15,653	$350,893
Office/Technical	7,857	4,116	—	—	—	11,973
Hotel	6,062	—	—	—	—	6,062

Total	105,407	81,201	111,151	55,516	15,653	368,928

% of Total	28.57%	22.01%	30.13%	15.05%	4.24%	100.00%
Real Estate Operating Expenses:
Class A	34,726	22,208	36,002	19,313	7,850	120,099
Office/Technical	2,666	1,096	—	—	—	3,762
Hotel	5,472	—	—	—	—	5,472

Total	42,864	23,304	36,002	19,313	7,850	129,333

% of Total	33.14%	18.02%	27.84%	14.93%	6.07%	100.00%

Net Operating Income	$62,543	$57,897	$75,149	$36,203	$7,803	$239,595

% of Total	26.10%	24.16%	31.37%	15.11%	3.26%	100.00%

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties, Inc.:

	Three months ended March 31,
	2010	2009
Net operating income	$238,874	$239,595
Add:
Development and management services income	8,944	8,296
Interest and other income	1,710	320
Income from unconsolidated joint ventures	7,910	5,097
Gains on sales of real estate	1,765	2,795
Less:
General and administrative expense	(26,822)	(17,420)
Interest expense	(92,029)	(78,930)
Depreciation and amortization expense	(83,075)	(77,370)
Gain (loss) from suspension of development	7,200	(27,766)
Losses from early extinguishments of debt	(2,170)	—
Gains (losses) from investments in securities	200	(587)
Noncontrolling interests in property partnerships	(804)	(510)
Noncontrolling interest—common units of the Operating Partnership	(7,870)	(7,531)
Noncontrolling interest in gains on sales of real estate—common units of the Operating Partnership	(227)	(401)
Noncontrolling interest—redeemable preferred units of the Operating Partnership	(892)	(990)

Net income attributable to Boston Properties, Inc.	$52,714	$44,598

12. Subsequent Events

From April 1, 2010 through May 6, 2010, the Company’s Operating Partnership repurchased approximately $111.8 million aggregate principal amount of its 2.875% exchangeable senior notes due 2037 for approximately $111.7 million.

On April 1, 2010, the Company acquired a 30% interest in a joint venture entity that owns 500 North Capitol Street, NW located in Washington, DC. 500 North Capitol Street is an approximately 180,000 net rentable square foot office property which is fully-leased to a single tenant through March 2011. On April 1, 2010, the joint venture entity refinanced at maturity the mortgage loan collateralized by the property totaling approximately $26.8 million. The new mortgage loan totaling $22.0 million bears interest at a variable rate equal to the greater of (1) the prime rate, as defined in the loan agreement, or (2) 5.75% per annum. The loan currently bears interest at 5.75% per annum and matures on March 31, 2013. The Company’s investment in the joint venture totaling approximately $1.9 million was financed with cash contributions to the venture totaling approximately $1.4 million and the issuance to the seller of 5,906 common units of limited partnership interest in the Company’s Operating Partnership.

On April 9, 2010, a joint venture in which the Company has a 60% interest refinanced its mortgage loan collateralized by Two Grand Central Tower located in New York City. The previous mortgage loan totaling $190.0 million bore interest at a fixed rate of 5.10% per annum and was scheduled to mature on July 11, 2010. The new mortgage loan totaling $180.0 million bears interest at a fixed rate of 6.00% per annum and matures on April 10, 2015. In connection with the refinancing, the joint venture repaid $10.0 million of the previous mortgage loan utilizing cash contributions from the joint venture’s partners on a pro rata basis.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 16, 2010, a joint venture in which the Company has a 51% interest refinanced its mortgage loan collateralized by Metropolitan Square located in Washington, DC. The previous mortgage loan totaling approximately $123.6 million bore interest at a fixed rate of 8.23% per annum and was scheduled to mature on May 1, 2010. The new mortgage loan totaling $175.0 million bears interest at a fixed rate of 5.75% per annum and matures on May 5, 2020.

On April 19, 2010, the Company’s Operating Partnership completed a public offering of $700.0 million in aggregate principal amount of its 5.625% senior notes due 2020. The notes were priced at 99.891% of the principal amount to yield 5.638% to maturity. The aggregate net proceeds to the Operating Partnership, after deducting underwriter discounts and offering expenses, were approximately $693.5 million. The notes mature on November 15, 2020, unless earlier redeemed. On April 7, 2010, in connection with the offering, the Company entered into two treasury lock agreements to fix the 10-year treasury rate at 3.873% per annum on notional amounts aggregating $350.0 million. The Company subsequently cash-settled the treasury lock agreements and received approximately $0.4 million, which amount will be recognized as a reduction to the Company’s interest expense over the ten-year term of the 5.625% senior notes due 2020.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•

the continuing impact of the recent, severe economic recession (including the related high unemployment and constrained credit), which is having and may continue to have a negative effect on the following, among other things:

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

•	risks associated with interest rate contracts and the effectiveness of such arrangements;

•	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

•	risks associated with actual or threatened terrorist attacks;

•	costs of compliance with the Americans with Disabilities Act and other similar laws;

•	potential liability for uninsured losses and environmental contamination;

•	risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended;

•	possible adverse changes in tax and environmental laws;

•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results;

•	risks associated with possible state and local tax audits;

•	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

•	the other risk factors identified in our most recently filed Annual Report on Form 10-K, including those described under the caption “Risk Factors.”

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

Overview

We are a fully integrated self-administered and self-managed REIT and one of the largest owners and developers of Class A office properties in the United States. Our properties are concentrated in five markets—Boston, midtown Manhattan, Washington, DC, San Francisco and Princeton, NJ. We generate revenue and cash primarily by leasing our Class A office space to our tenants. Factors we consider when we lease space include the creditworthiness of the tenant, the length of the lease, the rental rate to be paid, the costs of tenant improvements and other landlord concessions, current and anticipated operating costs and real estate taxes, our current and anticipated vacancy, current and anticipated future demand for office space and general economic factors. From time to time, we also generate cash through the sale of assets.

Our core strategy has always been to operate in supply constrained markets with high barriers to entry and to focus on executing long-term leases with financially strong tenants. Historically, this combination has tended to reduce our exposure in down cycles and we believe this is proving to be true once again. While the high rate of unemployment continues to negatively impact the fundamentals of our business, including overall market occupancy and rental rates, we are seeing signs of gradual improvement. Even with significant available space in all of the markets in which we operate, leasing velocity in our markets and our assets continues to improve.

We believe that rental rates have stabilized and therefore tenants are less inclined to delay their leasing decisions. This manifested itself in the first quarter of 2010 as we completed more than 1.8 million square feet of leasing in 71 transactions. However, we continue to believe that general office market conditions are dependent on the impact of a recovery in the labor markets, and we are therefore not predicting strong rental rate growth or markedly fewer landlord concessions in the near-term. Leases representing approximately 6.4% and 8.5% of the space at our office properties expire during the remainder of 2010 and the full year of 2011, respectively. As these leases expire, the rental rates we are likely to achieve on any new leases are expected to be less than the rates currently being paid, thereby generally resulting in less revenue from the same space. For example, we estimate that the average rent currently paid by our office tenants for leases that expire during the remainder of 2010 is approximately 9% greater than current market rates for comparable space, and we estimate that the difference for our office leases that expire in 2011 is approximately 14%. Because the individual labor and industry markets may recover at different paces, we may see varying degrees of strength or softness in our core markets. We expect tenants in our markets to continue to take advantage of the ability to upgrade to high-quality space like ours and expect our occupancy to remain relatively stable during 2010.

Given the favorable low interest rate environment and the opportunity to further enhance our capital position we have been active in the capital markets. Since January 1, 2010, three of our unconsolidated joint ventures have refinanced approximately $562 million in three secured financings and in April our Operating Partnership completed a public offering of $700 million aggregate principal amount of 5.625% senior notes due in 2020 that raised aggregate net proceeds of approximately $694 million. As of May 3, 2010, we have available cash of approximately $1.7 billion and borrowing capacity on our Unsecured Line of Credit of approximately $1.0 billion, which we believe is sufficient to meet all of our existing development funding obligations, repay near term financings and provide significant capital for future investments. We believe the quality of our assets and our strong balance sheet are attractive to lenders’ and equity investors’ current investment selectivity and should enable us to continue to access multiple sources of capital. In addition, we believe deteriorated market fundamentals, overleveraged real estate assets and existing property owners with insufficient capital resources will eventually provide opportunities for well capitalized companies and seasoned operators, such as us, to acquire high-quality assets at attractive prices. Opportunities to acquire properties may come through outright property acquisitions, joint venture arrangements or through the purchase of first mortgage, mezzanine or other debt. In the last few months potential buyers have become more aggressive about expectations for a recovery and the volume of transactional activity has improved slightly as sellers are starting to test the market and we believe participants in over leveraged real estate are beginning to push for resolution. While our management team is actively seeking opportunities, we will maintain our disciplined investment strategy, which focuses on high-quality assets in supply-constrained markets, emphasizing long-term value creation.

We believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service in 2010, 2011 and 2012. However, we do not anticipate undertaking new development projects in the foreseeable future without significant pre-leasing commitments from creditworthy tenants.

Transactions during the three months ended March 31, 2010 included the following:

•

On January 19, 2010, we paid $12.8 million related to the termination of a lease for our 250 West 55th Street development project in New York City. We announced in February 2009 that we were suspending construction of the 1,000,000 square foot office project. During the first quarter of 2009, we recognized costs aggregating approximately $27.8 million related to the suspension of development, which amount included a $20.0 million contractual amount due pursuant to the lease agreement. As a result, we recognized approximately $7.2 million of income during the first quarter of 2010.

•

On March 1, 2010, a joint venture in which we have a 60% interest refinanced at maturity its mortgage loan collateralized by 125 West 55th Street located in New York City. The previous mortgage loan totaling $200.0 million bore interest at a fixed rate of 5.75% per annum. The new mortgage loan totaling $207.0 million bears interest at a fixed rate of 6.09% per annum and matures on March 10, 2015. In addition, on February 25, 2010, the joint venture repaid outstanding mezzanine loans totaling $63.5 million utilizing available cash and cash contributions from the joint venture’s partners on a pro rata basis. The mezzanine loans bore interest at a weighted-average fixed rate of approximately 7.81% per annum and were scheduled to mature on March 1, 2010.

•

During the first quarter of 2010, our Operating Partnership repurchased approximately $53.6 million aggregate principal amount of its 2.875% exchangeable senior notes due 2037 for approximately $53.0 million. The repurchased notes had an aggregate carrying value of approximately $50.8 million, resulting in the recognition of a loss on extinguishment of approximately $2.2 million.

Transactions completed subsequent to March 31, 2010:

•

From April 1, 2010 through May 6, 2010, our Operating Partnership repurchased approximately $111.8 million aggregate principal amount of its 2.875% exchangeable senior notes due 2037 for approximately $111.7 million. These repurchased notes had an aggregate carrying value of approximately $106.4 million, resulting in the recognition of a loss on extinguishment of approximately $5.3 million during the second quarter of 2010.

•

On April 1, 2010, we acquired a 30% interest in a joint venture entity that owns 500 North Capitol Street, NW located in Washington, DC. 500 North Capitol Street is an approximately 180,000 net rentable square foot office property which is fully-leased to a single tenant through March 2011. On April 1, 2010, the joint venture entity refinanced at maturity the mortgage loan collateralized by the property totaling approximately $26.8 million. The new mortgage loan totaling $22.0 million bears interest at a variable rate equal to the greater of (1) the prime rate, as defined in the loan agreement, or (2) 5.75% per annum. The loan currently bears interest at 5.75% per annum and matures on March 31, 2013. Our investment in the joint venture totaling approximately $1.9 million was financed with cash contributions to the venture totaling approximately $1.4 million and the issuance to the seller of 5,906 common units of limited partnership interest in our Operating Partnership. The joint venture currently expects that it will remove the property from service and redevelop the property following the expiration of the lease in March 2011.

•

On April 9, 2010, a joint venture in which we have a 60% interest refinanced its mortgage loan collateralized by Two Grand Central Tower located in New York City. The previous mortgage loan totaling $190.0 million bore interest at a fixed rate of 5.10% per annum and was scheduled to mature on July 11, 2010. The new mortgage loan totaling $180.0 million bears interest at a fixed rate of 6.00% per annum and matures on April 10, 2015. In connection with the refinancing, the joint venture repaid $10.0 million of the previous mortgage loan utilizing cash contributions from the joint venture’s partners on a pro rata basis.

•

On April 16, 2010, a joint venture in which we have a 51% interest refinanced its mortgage loan collateralized by Metropolitan Square located in Washington, DC. The previous mortgage loan totaling approximately $123.6 million bore interest at a fixed rate of 8.23% per annum and was scheduled to mature on May 1, 2010. The new mortgage loan totaling $175.0 million bears interest at a fixed rate of 5.75% per annum and matures on May 5, 2020.

•

On April 19, 2010, our Operating Partnership completed a public offering of $700.0 million in aggregate principal amount of its 5.625% senior notes due 2020. The notes were priced at 99.891% of the principal amount to yield 5.638% to maturity. The aggregate net proceeds to our Operating Partnership, after deducting underwriter discounts and offering expenses, were approximately $693.5 million. The notes mature on November 15, 2020, unless earlier redeemed. On April 7, 2010, in connection with the offering, we entered into two treasury lock agreements to fix the 10-year treasury rate at 3.873% per annum on notional amounts aggregating $350.0 million. We subsequently cash-settled the treasury lock agreements and received approximately $0.4 million, which amount will be recognized as a reduction to our interest expense over the ten-year term of the 5.625% senior notes due 2020.

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

Real Estate

Upon acquisitions of real estate, we assess the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, “above-” and “below-market” leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities, and allocate the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings as if vacant. We assess and consider fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals. Based on our acquisitions to date, our allocation to customer relationship intangible assets has been immaterial.

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

Management reviews its long-lived assets used in operations for impairment following the end of each quarter and when there is an event or change in circumstances that indicates an impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. If such criteria are present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair value.

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

Real estate is stated at depreciated cost. A variety of costs are incurred in the acquisition, development and leasing of properties. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Effective January 1, 2009, we were required to expense costs associated with the acquisition of real property such as legal, due diligence and other closing related costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project commences and capitalization begins, and when a development project is substantially complete and held available for occupancy and capitalization must cease, involves a degree of judgment. Our capitalization policy on development properties is guided by guidance in ASC 835-20 “Capitalization of Interest” and ASC 970 “Real Estate—General” (formerly known as SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Projects”). The costs of land and buildings under development include specifically identifiable costs.

The capitalized costs include pre-construction costs necessary to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We begin the capitalization of costs during the pre-construction period which we define as activities that are necessary to the development of the property. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed, (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction or (3) if activities necessary for the development of the property have been suspended.

Investments in Unconsolidated Joint Ventures

Except for ownership interests in VIEs for which we are the primary beneficiary, we account for our investments in joint ventures under the equity method of accounting because we exercise significant influence over, but do not control, these entities. Our judgment with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a VIE involves the consideration of various factors including the form of our ownership interest, our representation in the entity’s governance, the size of our investment (including loans), estimates of future cash flows, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the venture, if applicable. Our assessment of our influence or control over an entity affects the presentation of these investments in our Consolidated Financial Statements.

These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the life of the related asset. Under the equity method of accounting, our net equity is reflected within the Consolidated Balance Sheets, and our share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses, however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. For ownership interests in VIEs, we consolidate those in which we are the primary beneficiary. Our investments in unconsolidated joint ventures are reviewed for impairment periodically and we record impairment charges when events or circumstances change indicating that a decline in the fair value below the carrying values have occurred and such decline is other-than-temporary. The ultimate realization of our investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the value of an investment in an unconsolidated joint venture is other than temporary.

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

For the three months ended March 31, 2010, we recorded approximately $0.6 million of rental revenue representing the adjustments of rents from “above-” and “below-market” leases. For the three months ended March 31, 2010, the impact of the straight-line rent adjustment increased rental revenue by approximately $24.2 million. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 4 to the Consolidated Financial Statements.

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

If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 7.0 years as of March 31, 2010. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized as revenue in the period during which the expenses are incurred. Tenant reimbursements are recognized and presented in accordance with guidance in ASC 605-45 “Principal Agent Considerations” (“ASC 605-45”) (formerly known as Emerging Issues Task Force, or EITF, Issue 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” or “Issue 99-19”). ASC 605-45 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We also receive reimbursement of payroll and payroll related costs from third parties which we reflect on a net basis.

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

Gains on sales of real estate are recognized pursuant to the provisions included in ASC 360-20 “Real Estate Sales” (“ASC 360-20”) (formerly known as SFAS No. 66, “Accounting for Sales of Real Estate”). The specific timing of the sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the criteria for the full accrual method are not met, we defer some or all of the gain recognition and account for the continued operations of the property by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the three months ended March 31, 2010 and 2009.

At March 31, 2010 and March 31, 2009, we owned or had interests in a portfolio of 143 and 147 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the three months ended March 31, 2010 and 2009 show separately the changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service Portfolio.

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc., the most directly comparable GAAP financial measure, plus income attributable to noncontrolling interests, losses (gains) from investments in securities, losses from early extinguishments of debt, loss (gain) from suspension of development, depreciation and amortization, interest expense, general and administrative expense, less gains on sales of real estate, income from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. NOI excludes certain components from net income attributable to Boston Properties, Inc. in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income attributable to Boston Properties, Inc. as presented in our Consolidated Financial Statements. NOI should not be considered as an alternative to net income attributable to Boston Properties, Inc. as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. For a reconciliation of NOI to net income attributable to Boston Properties, Inc., see Note 11 to the Consolidated Financial Statements.

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 134 properties totaling approximately 34.8 million net rentable square feet of space. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2009 and owned through March 31, 2010. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after January 1, 2009 or disposed of on or prior to March 31, 2010. There were no properties that were acquired, sold or repositioned after January 1, 2009. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended March 31, 2010 and 2009 with respect to the properties which were placed in-service.

	Same Property Portfolio				Placed In-Service Portfolio			Total Property Portfolio
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	2010	2009	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue:
Rental Revenue	$353,324	$361,864	$(8,540)	(2.36)%	$8,866	$396	$8,470	$362,190	$362,260	$(70)	(0.02)%
Termination Income	1,034	606	428	70.63%	—	—	—	1,034	606	428	70.63%

Total Rental Revenue	354,358	362,470	(8,112)	(2.24)%	8,866	396	8,470	363,224	362,866	358	0.10%

Real Estate Operating Expenses	122,838	123,605	(767)	(0.62)%	2,147	256	1,891	124,985	123,861	1,124	0.91%

Net Operating Income, excluding hotels	231,520	238,865	(7,345)	(3.07)%	6,719	140	6,579	238,239	239,005	(766)	(0.32)%

Hotel Net Operating Income(1)	635	590	45	7.63%	—	—	—	635	590	45	7.63%

Consolidated Net Operating Income(1)	232,155	239,455	(7,300)	(3.05)%	6,719	140	6,579	238,874	239,595	(721)	(0.30)%

Other Revenue:
Development and Management Services								8,944	8,296	648	7.81%
Interest and Other								1,710	320	1,390	434.38%

Total Other Revenue								10,654	8,616	2,038	23.65%
Other Expenses:
General and administrative expense								26,822	17,420	9,402	53.97%
Interest expense								92,029	78,930	13,099	16.60%
Depreciation and amortization	80,674	77,247	3,427	4.44%	2,401	123	2,278	83,075	77,370	5,705	7.37%
Loss (gain) from suspension of development								(7,200)	27,766	(34,966)	(125.93)%
Losses from early extinguishments of debt								2,170	—	2,170	100.00%
Losses (gains) from investments in securities								(200)	587	(787)	(134.07)%

Total Other Expenses	80,674	77,247	3,427	4.44%	2,401	123	2,278	196,696	202,073	(5,377)	(2.66)%

Income before income from unconsolidated joint ventures, gains on sale of real estate and net income attributable to noncontrolling interests	$151,481	$162,208	$(10,727)	(6.61)%	$4,318	$17	$4,301	$52,832	$46,138	$6,694	14.51%
Income from unconsolidated joint ventures	$8,299	$5,097	$3,202	62.82%	$(389)	$—	$(389)	7,910	5,097	2,813	55.19%
Gains on sales of real estate								1,765	2,795	(1,030)	(36.85)%

Net Income								62,507	54,030	8,477	15.69%
Net Income attributable to non controlling interests:
Noncontrolling interests in property partnerships								(804)	(510)	(294)	(57.65)%
Noncontrolling interest—common units of the Operating Partnership								(7,870)	(7,531)	(339)	(4.50)%
Noncontrolling interest in gains on sales of real estate—common units of the Operating Partnership								(227)	(401)	174	43.39%
Noncontrolling interest—redeemable preferred units of the Operating Partnership								(892)	(990)	98	9.90%

Net Income attributable to Boston Properties, Inc.								$52,714	$44,598	$8,116	18.20%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 32. Hotel Net Operating Income for the three months ended March 31, 2010 and 2009 are comprised of Hotel Revenue of $5,903 and $6,062 less Hotel Expenses of $5,268 and $5,472, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio decreased approximately $8.5 million for the three months ended March 31, 2010 compared to 2009. Included in Same Property Portfolio rental revenue is an overall decrease in contractual rental revenue of approximately $7.8 million, recoveries from tenants of approximately $8.4 million and parking and other income of approximately $1.1 million. These decreases were offset by an approximately $8.8 million increase in straight-line rent. The decrease in contractual rental revenue and increase in straight-line revenue are primarily due to new leases at 399 Park Avenue in New York City and a major law firm lease (approximately 480,000 square feet) in Boston being in free rent periods. The free rent periods for the lease in New York City range from six to twelve months, while the law firm’s lease in Boston has twelve months of free rent.

Generally, under each of our leases, we are entitled to recover from the tenant increases in specific operating expenses associated with the leased property above the amount incurred for these operating expenses in the first year of the lease. The decrease in recoveries from tenants is primarily due to the terminations by tenants in New York City and a large lease expiration in Boston, which resulted in lesser tenant recoveries due to the fact that although the majority of the space was re-leased, the leases are in their first year during which, generally, no tenant recoveries are earned.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio decreased approximately $0.8 million for the three months ended March 31, 2010 compared to 2009. Included in Same Property Portfolio operating expenses is an increase in real estate taxes of approximately $1.4 million, or 2.7%, and an increase in insurance of approximately $1.5 million. This was offset by overall decreases in utilities expense of approximately $1.0 million and other property-related expenses of approximately $2.7 million.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $3.4 million for the three months ended March 31, 2010 compared to 2009. Approximately $1.6 million of the increase is due to accelerated depreciation related to our decision to reclassify three in-service properties to land held for future development. These three properties total approximately 131,000 square feet, are currently planned for redevelopment and are no longer held available for lease.

Placed In-Service Portfolio

In addition to the Same Property Portfolio, at March 31, 2010, we had four additional properties totaling approximately 838,000 square feet that were placed in-service between January 1, 2009 and March 31, 2010.

Rental Revenue

Rental revenue from our Placed In-Service Portfolio increased approximately $8.5 million, as detailed below:

Property	Quarter Placed In-Service	Rental Revenue for the three months ended March 31,
		2010	2009	Change
		(in thousands)
One Preserve Parkway	Second Quarter, 2009	$1,195	$396	$799
Wisconsin Place Office	Second Quarter, 2009	3,428	—	3,428
Democracy Tower	Third Quarter, 2009	3,120	—	3,120
701 Carnegie Center	Fourth Quarter, 2009	1,123	—	1,123

Total		$8,866	$396	$8,470

Real Estate Operating Expenses

Real estate operating expenses from our Placed In-Service Portfolio increased approximately $1.9 million, as detailed below:

Property	Quarter Placed In-Service	Real Estate Operating Expenses for the three months ended March 31,
		2010	2009	Change
		(in thousands)
One Preserve Parkway	Second Quarter, 2009	$349	$256	$93
Wisconsin Place Office	Second Quarter, 2009	804	—	804
Democracy Tower	Third Quarter, 2009	632	—	632
701 Carnegie Center	Fourth Quarter, 2009	362	—	362

Total		$2,147	$256	$1,891

Depreciation and Amortization Expense

Depreciation and amortization expense for our Placed In-Service Portfolio increased by approximately $2.3 million for the three months ended March 31, 2010 compared to 2009.

Other Income and Expense Items

Termination Income

We recognized termination income totaling approximately $1.0 million for the three months ended March 31, 2010, which was related to four tenants across the Total Property Portfolio. This compared to $0.6 million of termination income for the three months ended March 31, 2009 related to five tenants. During the second quarter of 2010, we will be receiving approximately $1.2 million of termination income from a small retail tenant in New York City.

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $45,000 for the three months ended March 31, 2010 as compared to 2009. We expect our hotel net operating income for fiscal 2010 to be between $6.0 million and $6.5 million.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the three months ended March 31, 2010 and 2009.

	2010	2009	Percentage Change
Occupancy	74.4%	69.2%	7.5%
Average daily rate	$154.39	$168.32	(8.3)%
Revenue per available room, REVPAR	$114.87	$116.68	(1.6)%

Development and Management Services

Development and management services income increased approximately $0.6 million for the three months ended March 31, 2010 compared to 2009. Development fees increased by approximately $0.1 million for the three months ended March 31, 2010 compared to 2009 due primarily to an increase in tenant improvement fees of approximately $0.2 million offset by a decrease of approximately $0.1 million in development fees. The decrease in development fees is the result of the completion of our 20 F Street third-party development project and the completion and placing in-service of our Wisconsin Place joint venture development project. Management fees increased by approximately $0.5 million for the three months ended March 31, 2010 compared to 2009 due primarily to leasing fees earned at 125 West 55th Street. We expect third-party fee income for fiscal 2010 to be between $25 million and $30 million. The anticipated reduction compared to 2009 is due to the completion of some significant third-party development fees received from our joint venture development projects and our third party development services performed at 20 F Street.

Interest and Other Income

Interest and other income increased approximately $1.4 million for the three months ended March 31, 2010 compared to 2009 as a result of increased average cash balances partially offset by the net effect of lower overall interest rates. The average cash balances for the three months ended March 31, 2010 and March 31, 2009 were approximately $1.3 billion and $0.1 billion, respectively. The increase in the average cash balance was primarily due to (1) the aggregate net proceeds of approximately $841.9 million that we received from the public offering of 17,250,000 shares of Common Stock in June 2009 and (2) the aggregate net proceeds of approximately $693.7 million that BPLP received from the issuance of $700 million aggregate principal amount of 5.875% unsecured notes due 2019 in October 2009. In addition, the average interest rate for the three months ended March 31, 2010 compared to March 31, 2009 decreased by approximately 0.55%.

Other Expenses

General and Administrative

General and administrative expenses increased approximately $9.4 million for the three months ended March 31, 2010 compared to 2009. The increase was due to an overall increase in payroll expense of approximately $8.6 million, of which approximately $5.4 million represents the accelerated expense of the remaining stock-based compensation granted between 2006 and 2009 to Edward H. Linde, our former Chief Executive Officer, as a result of his passing on January 10, 2010. The remaining approximately $3.2 million increase in payroll expenses is the result of the annual stock-based compensation awarded under our long term incentive program, an increase in the value of our deferred compensation plan, and an increase in the bonus accrual. The remaining increase of approximately $0.8 million relates to an overall increase in professional fees and other general and administrative expenses. We expect general and administrative expense for fiscal 2010 to be between $81 million and $83 million.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $13.1 million for the three months ended March 31, 2010 compared to 2009 as detailed below:

Component	Change in interest expense for the three months ended March 31, 2010 and March 31, 2009
(in thousands)
Decreases to interest expense due to:
Repayment of mortgages	$(1,813)
Principal amortization of continuing debt and other (excluding senior notes)	(1,373)

Total decreases to interest expense	$(3,186)

Increases to interest expense due to:
New mortgages/properties placed in-service	$1,290
Issuance by our Operating Partnership of 5.875% senior notes due 2019 on October 9, 2009	10,290
Decrease in capitalized interest costs	4,023
Interest expense associated with the adjustment for the equity component allocation of our Operating Partnership’s unsecured exchangeable debt	682

Total increases to interest expense	$16,285

Total change in interest expense	$13,099

The following properties are included in the repayment of mortgages line item: Reservoir Place, Ten Cambridge Center and 1301 New York Avenue. The following properties are included in the new mortgages/properties placed in-service line item: Democracy Tower, Wisconsin Place Office and Reservoir Place.

At March 31, 2010, our variable rate debt consisted of our construction loans at South of Market, Democracy Tower, Wisconsin Place Office and Atlantic Wharf (formerly Russia Wharf), as well as our Unsecured Line of Credit and our secured financing at Reservoir Place. For a summary of our consolidated debt as of March 31, 2010 and March 31, 2009 refer to the heading “Liquidity and Capital Resources—Capitalization —Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the three months ended March 31, 2010 and 2009 were $2.5 million and $2.4 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the three months ended March 31, 2010 and 2009 was $8.1 million and $12.1 million, respectively. These costs are not included in the interest expense referenced above. The decrease in capitalized interest is primarily due to the suspension of development at 250 West 55th Street.

Loss (Gain) from Suspension of Development

On February 6, 2009, we announced that we were suspending construction on our 1,000,000 square foot office building at 250 West 55th Street in New York City. During the first quarter of 2009, the Company recognized costs aggregating approximately $27.8 million related to the suspension of development, which amount included a $20.0 million contractual amount due pursuant to a lease agreement. During December 2009, we completed the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and as a result ceased interest capitalization on the project. On January 19, 2010, we paid $12.8 million related to the termination of the lease agreement. As a result, we recognized approximately $7.2 million of income during the first quarter of 2010.

During the three months ended March 31, 2010, we completed all of our remaining work related to the suspension of development and recognized approximately $0.4 million of additional costs. In order to maintain this property, we anticipate future expenses for taxes, insurance and security will be approximately $2.0 million per fiscal year. These costs have been and similar future costs will be classified as real estate operating expenses and not as loss from suspension of development.

Losses from Early Extinguishments of Debt

During the first quarter of 2010, our Operating Partnership repurchased approximately $53.6 million aggregate principal amount of its 2.875% exchangeable senior notes due 2037 for approximately $53.0 million. The repurchased notes had an aggregate carrying value of approximately $50.8 million, resulting in the recognition of a loss on extinguishment of approximately $2.2 million.

From April 1, 2010 through May 6, 2010, our Operating Partnership repurchased approximately $111.8 million aggregate principal amount of the 2.875% exchangeable senior notes due 2037 for approximately $111.7 million. These repurchased notes had an aggregate carrying value of approximately $106.4 million, resulting in the recognition of a loss on extinguishment of approximately $5.3 million during the second quarter of 2010.

Losses (Gains) from Investments in Securities

We account for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. During the three months ended March 31, 2009, investment in securities is comprised of an investment in an unregistered money market fund and investments in an account associated with our deferred compensation plan. In December 2007, the unregistered money market fund suspended cash redemptions by investors; investors could elect in-kind redemptions of the underlying securities or maintain their investment in the fund and receive distributions as the underlying securities matured or were liquidated by the fund sponsor. As a result, we retained this investment for a longer term than originally intended, and the valuation of our investment was subject to changes in market conditions. Because interests in this fund were valued at less than their $1.00 par value, we recognized losses (gains) of approximately ($32,000) on our investment during the three months ended March 31, 2009. As of December 31, 2009, we no longer had investments in this unregistered money market fund.

The remainder of the losses (gains) from investments in securities for the three months ended March 31, 2010 and 2009 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for our officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to our officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as loss (gain) from investments in securities. During the three months ended March 31, 2010 and 2009, respectively, we recognized losses (gains) of $(0.2) million and $0.6 million on these investments. By comparison, our general and administrative expense increased (decreased) by $0.3 million and $(0.4) million during the three months ended March 31, 2010 and 2009, respectively, as a result of increases and decreases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

Income from Unconsolidated Joint Ventures

For the three months ended March 31, 2010 compared to 2009, income from unconsolidated joint ventures increased by approximately $2.8 million. Income from our unconsolidated joint venture Same Property Portfolio increased approximately $3.2 million for the three months ended March 31, 2010 compared to 2009 and approximately $2.6 million of the increase was from the General Motors Building and due to lease extensions and lease termination income. In addition, we recognized a loss from our unconsolidated joint venture Placed In-Service Portfolio of approximately $0.4 million related to the Wisconsin Place infrastructure which includes a garage and retail space.

Gains on sales of real estate

On April 14, 2008, we sold a parcel of land located in Washington, DC for approximately $33.7 million. We had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to our involvement in the construction of the project, the gain on sale was deferred and has been recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. As a result, we recognized a gain on sale during the three months ended March 31, 2009 of approximately $2.8 million. During the three months ended March 31, 2010, we completed construction of the project and recognized the remaining gain on sale totaling approximately $1.8 million. We have recognized a cumulative gain on sale of approximately $23.4 million.

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships increased by approximately $0.3 million for the three months ended March 31, 2010 compared to 2009. Noncontrolling interests in property partnerships consist of the outside equity owners’ interests in the income from our 505 9th Street and our Wisconsin Place Office properties. The increase is primarily due to placing in-service Wisconsin Place Office during the second quarter of 2009.

Noncontrolling interest—common units of the Operating Partnership

Noncontrolling interest—common units of the Operating Partnership increased by approximately $0.3 million for the three months ended March 31, 2010 compared to 2009 primarily due to increases in allocable income.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	fund capital expenditures, including major renovations, tenant improvements and leasing costs;

•	fund development costs;

•	fund possible property acquisitions; and

•	make the minimum distribution required to maintain our REIT qualification under the Internal Revenue Code of 1986, as amended.

We expect to satisfy these needs using one or more of the following:

•	cash flow from operations;

•	distribution of cash flows from joint ventures;

•	cash and cash equivalent balances;

•	issuances of our equity securities and/or additional preferred or common units of partnership interest in our Operating Partnership;

•	our Unsecured Line of Credit or other short-term bridge facilities;

•	construction loans;

•	long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness); and

•	sales of real estate.

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

The following table presents information on properties under construction for the period ended March 31, 2010 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Square feet	Investment to Date(1)	Estimated Total Investment(1)	Percentage Leased(2)
Weston Corporate Center	Third Quarter, 2010	Weston, MA	1	356,367	$117,306	$150,000	100%
Atlantic Wharf (formerly Russia Wharf)(3)(4)	First Quarter, 2012	Boston, MA	2	860,000	424,767	600,000	58	%(5)
2200 Pennsylvania Avenue(6)	Second Quarter, 2012	Washington, DC	2	780,000	126,884	380,000	50	%(7)

Total Properties under Construction			5	1,996,367	$668,957	$1,130,000	64	%(5)(7)

(1)	Includes net revenue during lease up period and approximately $56.4 million of construction cost and leasing commission accruals.
(2)	Represents percentage leased as of May 6, 2010.
(3)	Property has a $215 million construction facility. We have not drawn any amounts under this facility and we reserve the right to do so in the future.
(4)	Project includes 70,000 square feet of residential space for rent and 24,000 square feet of retail space.
(5)	Percentage leased excludes 70,000 square feet of residential space.
(6)	Project includes 280,000 square feet of residential space and 77,000 square feet of retail space and is subject to a ground lease which expires in 2068.
(7)	Percentage leased excludes 280,000 square feet of residential space.

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

Our capital strategy is to maintain access to multiple sources of capital including secured debt, unsecured debt, and public and private equity such that turmoil in one or more of these sources does not eliminate our access to capital. Consistent with this strategy, (1) since January 1, 2010, three of our unconsolidated joint ventures have refinanced approximately $562 million in three secured financings and (2) in April 2010, our Operating Partnership issued $700 million aggregate principal amount of 5.625% senior notes due 2020. These transactions bolstered our liquidity position and, with cash balances as of May 3, 2010 of approximately $1.7 billion and borrowing capacity on our Unsecured Credit facility of approximately $1.0 billion, we are well positioned to meet all of our current development funding obligations, repay near-term debt maturities and make new opportunistic investments.

We and our unconsolidated joint ventures also have an aggregate of approximately $290 million (of which our share is approximately $269 million) of construction loans maturing in 2010. Subject to satisfying certain conditions, we have the right to extend these facilities. Our Market Square North unconsolidated joint venture has approximately $81 million (of which our share is approximately $41 million) of secured debt maturing in December 2010, which we expect to refinance. In addition, we expect to repay at maturity in 2010 an aggregate of approximately $78 million of secured debt on three assets in our Carnegie Center portfolio and one building in Cambridge, MA.

Our Unsecured Line of Credit expires in August 2010 and contains a one-year extension at our option provided that we are not in default. We currently expect that we will exercise this option and extend the maturity date to August 2011. Our most significant capital commitments after 2010 are to fund our development program and repay or refinance expiring debt.

In addition to our Unsecured Line of Credit and property-specific debt, as of May 3, 2010 we also had approximately $4.8 billion of unsecured senior notes outstanding (including approximately $1.9 billion of exchangeable notes). All of this debt either matures or is subject to repurchase at the holders’ option between 2012 and 2020. We are focused on our near-term debt maturities and to date, we have repurchased approximately $165 million of our Operating Partnership’s 2.875% exchangeable senior notes due 2037, which the holders may require our Operating Partnership to repurchase in 2012, at slight discounts to par. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase unsecured senior notes and unsecured exchangeable senior notes for cash in open market purchases or privately negotiated transactions, or both. We will evaluate any such potential transactions in light of then-existing market conditions, taking into account the trading prices of the notes, our current liquidity and prospects for future access to capital.

In total, our remaining capital requirements, net of anticipated and potential funding from existing construction loans, to complete our ongoing developments is approximately $246 million, through mid 2012. With available cash proceeds, access to our Unsecured Line of Credit and the anticipated cash flow generated by the operating portfolio, we believe we have sufficient capacity to fund our remaining capital requirements and pursue attractive investment opportunities.

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

Cash and cash equivalents were approximately $1.2 billion and $0.1 billion at March 31, 2010 and 2009, respectively, representing an increase of approximately $1.1 billion. The following table sets forth decreases in cash flows:

	Three months ended March 31,
	2010	2009	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$60,094	$110,136	$(50,042)
Net cash used in investing activities	(152,946)	(92,914)	(60,032)
Net cash used in financing activities	(135,689)	(114,943)	(20,746)

Our principal source of cash flow is related to the operation of our office properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 7.0 years with occupancy rates historically in the range of 92% to 95%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties, secured and unsecured borrowings and equity offerings.

For the three months ended March 31, 2010, our total dividends and distributions exceeded our cash flows from operating activities by approximately $20.9 million primarily as a result of several large, long-term leases where the tenants are in free rent periods and the payment related to the termination of a lease agreement for our 250 West 55th Street development project in New York City, as well as other factors. The excess cash flows needed to fund the dividends and distributions were provided from available cash. We expect our cash flows from operations to exceed our dividends and distributions as the free rent periods expire; however, to the extent our dividends and distributions exceed our cash flows from operating activities in future quarters, we expect to fund the shortfall from available cash or financing activities, or both.

Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash used in investing activities for the three months ended March 31, 2010, consisted primarily of funding our development projects and our investment in the unconsolidated joint venture that owns 125 West 55th Street to repay the joint venture’s outstanding mezzanine loans, and is detailed below:

Three months ended March 31, 2010
(in thousands)
Additions to real estate	$(119,407)
Proceeds from redemptions of investments in securities	2,554
Net investments in unconsolidated joint ventures	(36,093)

Net cash used in investing activities	$(152,946)

Cash used in financing activities for the three months ended March 31, 2010 totaled approximately $135.7 million. This consisted primarily of the payments of dividends and distributions to our shareholders and the unitholders of our Operating Partnership and the repurchasing of a portion of our Operating Partnership’s 2.875% exchangeable senior notes due 2037. Future debt payments are discussed below under the heading “Capitalization-Debt Financing.”

Capitalization

At March 31, 2010, our total consolidated debt was approximately $6.7 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 5.87% (with a coupon/stated rate of 5.22%) and the weighted-average maturity was approximately 4.4 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $18.9 billion at March 31, 2010. Total consolidated market capitalization was calculated using the March 31, 2010 closing stock price of $75.44 per common share and the following: (1) 139,003,995 shares of our common stock, (2) 19,806,088 outstanding common units of partnership interest in Boston Properties Limited Partnership (excluding common units held by Boston Properties, Inc.), (3) an aggregate of 1,460,688 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest in Boston Properties Limited Partnership, (4) an aggregate of 1,640,273 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (5) our consolidated debt totaling approximately $6.7 billion. The calculation of total consolidated market capitalization does not include 1,080,938 2008 OPP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at March 31, 2010, represented approximately 35.34% of our total consolidated market capitalization. This percentage will fluctuate with changes in the market value of our common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness” within “Item 2—Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

Debt Financing

As of March 31, 2010, we had approximately $6.7 billion of outstanding consolidated indebtedness, representing approximately 35.34% of our total consolidated market capitalization as calculated above consisting of (1) $2.173 billion (net of discount) in publicly traded unsecured senior notes (excluding exchangeable senior notes) having a weighted-average interest rate of 6.01% per annum and maturities in 2013, 2015 and 2019; (2) $421.8 million (net of adjustment for the equity component allocation) of exchangeable senior notes having a GAAP interest rate of 5.958% per annum (an effective rate of 3.787% per annum, excluding the effect of the adjustment for the equity component allocation), an initial optional redemption date in 2013 and maturity in 2036; (3) $769.8 million (net of discount and adjustment for the equity component allocation) of exchangeable senior notes having a GAAP interest rate of 5.630% per annum (an effective rate of 3.462% per annum, excluding the effect of the adjustment for the equity component allocation), an initial optional redemption date in 2012 and maturing in 2037; (4) $673.2 million (net of discount and the adjustment for the equity component allocation ) of exchangeable senior notes having a GAAP interest rate of 6.555% per annum (an effective rate of 4.037%, excluding the effect of the adjustment for the equity component allocation) and maturing in 2014; and (5) $2.6 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 5.65% per annum and weighted-average term of 4.4 years. The table below summarizes our mortgage notes payable, our senior unsecured notes and our Unsecured Line of Credit at March 31, 2010 and March 31, 2009:

	March 31,
	2010	2009
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable	$2,242,650	$2,367,789
Variable rate mortgage notes payable	394,884	301,916
Unsecured senior notes, net of discount	2,172,525	1,472,495
Unsecured exchangeable senior notes, net of discount and adjustment for the equity component allocation	1,864,840	1,870,600
Unsecured Line of Credit	—	100,000

Total	$6,674,899	$6,112,800

Percent of total debt:
Fixed rate	94.08%	93.43%
Variable rate	5.92%	6.57%

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	6.12%	6.17%
Variable rate	1.97%	2.03%

Total	5.87%	5.90%

Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	5.44%	5.42%
Variable rate	1.75%	1.50%

Total	5.22%	5.16%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates. As of March 31, 2010, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 1.50% per annum.

Unsecured Line of Credit

The lenders’ total commitment under our Operating Partnership’s Unsecured Line of Credit is $1.0 billion. Our Unsecured Line of Credit bears interest at a variable interest rate equal to Eurodollar plus 0.475% per annum and matures on August 3, 2010, with a provision for a one-year extension at our option, subject to certain conditions. There can be no assurance that we will be able to renew or replace the Unsecured Line of Credit upon maturity on favorable terms (including the lenders’ total commitment) or at all. The Unsecured Line of Credit is a recourse obligation of our Operating Partnership. Under the Unsecured Line of Credit, a facility fee equal to 0.125% per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in our Operating Partnership’s unsecured debt ratings. The Unsecured Line of Credit involves a syndicate of lenders. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a negotiated LIBOR-based rate. Our ability to borrow under our Unsecured Line of Credit is subject to our compliance with a number of customary financial and other covenants on an ongoing basis, including:

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

As of March 31, 2010, we had no borrowings and letters of credit totaling approximately $9.5 million outstanding under the Unsecured Line of Credit, with the ability to borrow $990.5 million. As of May 3, 2010, we had no borrowings outstanding under the Unsecured Line of Credit.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of March 31, 2010 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.381%	$750,000	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.291%	175,000	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.693%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019

Total principal			2,175,000
Net discount			(2,475)

Total			$2,172,525

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 25 basis points in the case of the $250 million of notes that mature on June 1, 2015 and 40 basis points in the case of the $700 million of notes that mature on October 15, 2019), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of March 31, 2010, we believe we were in compliance with each of these financial restrictions and requirements.

On April 19, 2010, our Operating Partnership completed a public offering of $700.0 million in aggregate principal amount of its 5.625% senior notes due 2020. The notes were priced at 99.891% of the principal amount to yield 5.638% to maturity. The aggregate net proceeds to our Operating Partnership, after deducting underwriter discounts and offering expenses, were approximately $693.5 million. The notes mature on November 15, 2020, unless earlier redeemed. Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 30 basis points. On April 7, 2010, in connection with the offering, we entered into two treasury lock agreements to fix the 10-year treasury rate at 3.873% per annum on notional amounts aggregating $350.0 million. We subsequently cash-settled the treasury lock agreements and received approximately $0.4 million, which amount will be recognized as a reduction to our interest expense over the ten-year term of the 5.625% senior notes due 2020.

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

Unsecured exchangeable senior notes

The following summarizes the unsecured exchangeable senior notes outstanding as of March 31, 2010 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
2.875% Exchangeable Senior Notes	2.875%	3.462%	7.0430	(3)	808,961	February 20, 2012(4)	February 15, 2037
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(5)	450,000	May 18, 2013(6)	May 15, 2036

Total principal					2,006,461
Net discount					(13,504)
Adjustment for the equity component allocation, net of accumulated amortization					(128,117)

Total					$1,864,840

(1)	Yield on issuance date including the effects of discounts on the notes but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of our common stock). In addition, we entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions are expected to have the effect of increasing the effective exchange price to us of the notes from $117.58 to approximately $137.17 per share (subject to adjustment), representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of our common stock. The net cost of the capped call transactions was approximately $44.4 million.
(3)	In connection with the special dividend of $5.98 per share of common stock declared on December 17, 2007, the exchange rate was adjusted from 6.6090 to 7.0430 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $141.98 per share of our common stock.
(4)	Holders may require our Operating Partnership to repurchase for cash the notes on February 15, 2012, 2017, 2022, 2027 and 2032 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.
(5)	In connection with the special dividend of $5.98 per share of common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of our common stock.
(6)	Holders may require our Operating Partnership to repurchase for cash the notes on May 18, 2013 and May 15 of 2016, 2021, 2026 and 2031 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.

During the first quarter of 2010, our Operating Partnership repurchased approximately $53.6 million aggregate principal amount of its 2.875% exchangeable senior notes due 2037 for approximately $53.0 million. The repurchased notes had an aggregate carrying value of approximately $50.8 million, resulting in the recognition of a loss on extinguishment of approximately $2.2 million.

From April 1, 2010 through May 6, 2010, our Operating Partnership repurchased approximately $111.8 million aggregate principal amount of the 2.875% exchangeable senior notes due 2037 for approximately $111.7 million. These repurchased notes had an aggregate carrying value of approximately $106.4 million, resulting in the recognition of a loss on extinguishment of approximately $5.3 million during the second quarter of 2010.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgages notes payable at March 31, 2010:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
599 Lexington Avenue	5.57%	5.41%	$750,000	$—	$750,000	(2)(3)	March 1, 2017
601 Lexington Avenue	7.19%	7.24%	463,832	733	464,565	(4)(5)	May 11, 2011
Embarcadero Center Four	6.10%	7.02%	375,000	—	375,000	(6)	December 1, 2016
South of Market	1.25%	1.48%	187,957	—	187,957	(3)(7)	November 21, 2010
505 9th Street	5.73%	5.87%	129,368	—	129,368	(8)	November 1, 2017
Wisconsin Place Office	1.35%	1.59%	97,169	—	97,169	(3)(9)	January 29, 2011
One Freedom Square	7.75%	5.34%	68,098	2,553	70,651	(5)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.55%	5.58%	63,000	—	63,000	(3)	October 1, 2014
Democracy Tower	2.00%	2.19%	59,758	—	59,758	(3)(10)	December 19, 2010
202, 206 & 214 Carnegie Center	8.13%	8.22%	56,044	—	56,044		October 1, 2010
140 Kendrick Street	7.51%	5.25%	50,839	2,586	53,425	(5)	July 1, 2013
New Dominion Tech Park, Bldg. One	7.69%	7.84%	50,125	—	50,125		January 15, 2021
Reservoir Place	4.08%	4.33%	50,000	—	50,000	(11)	July 30, 2014
1330 Connecticut Avenue	7.58%	4.74%	45,836	1,214	47,050	(12)	February 26, 2011
Kingstowne Two and Retail	5.99%	5.61%	39,052	778	39,830	(12)	January 1, 2016
10 and 20 Burlington Mall Road	7.25%	7.31%	33,423	—	33,423	(13)	October 1, 2011
Sumner Square	7.35%	7.54%	25,300	—	25,300		September 1, 2013
Montvale Center	5.93%	6.07%	25,000	—	25,000	(3)	June 6, 2012
Eight Cambridge Center	7.73%	7.74%	22,696	—	22,696		July 15, 2010
Kingstowne One	5.96%	5.68%	18,776	234	19,010	(12)	May 5, 2013
University Place	6.94%	6.99%	18,163	—	18,163		August 1, 2021
Atlantic Wharf	N/A	N/A	—	—	—	(14)(15)	April 21, 2012

Total			$2,629,436	$8,098	$2,637,534

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required by EITF 98-1. All adjustments related to EITF 98-1 are noted above.
(2)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount is reducing our interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(4)	Formerly known as Citigroup Center.
(5)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon redemption of the outside members’ equity interest in the limited liability company that owns the property to reflect the fair value of the note.
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
(7)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.00% per annum and matures on November 21, 2010 with a one-year extension option, subject to certain conditions.
(8)	This property is owned by a consolidated joint venture in which we have a 50% interest.
(9)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.10% per annum and matures on January 29, 2011 with two, one-year extension options, subject to certain conditions. This property is owned by a consolidated joint venture in which we have a 66.67% interest.
(10)	Represents the amount that we have drawn under our $65.0 million construction loan facility. The construction financing bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on December 19, 2010 with two, one-year extension options, subject to certain conditions.
(11)	The mortgage financing currently bears interest at a variable rate equal to LIBOR plus 3.85% per annum.
(12)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the assumed note.
(13)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(14)	Formerly known as Russia Wharf.
(15)	We have not drawn any amounts under our $215.0 million construction loan facility. The construction financing bears interest at a variable rate equal to LIBOR plus 3.00% per annum and matures on April 21, 2012 with two, one-year extension options, subject to certain conditions.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

We have investments in twelve unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 5% to 60%. Eleven of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At March 31, 2010, the aggregate debt, including both our and our partners’ share, incurred by these ventures was approximately $3.164 billion (of which our proportionate share is approximately $1.5 billion). The table below summarizes the outstanding debt of these joint venture properties at March 31, 2010. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
General Motors Building:
Secured 1st Mortgage	60%	5.95%	6.50%	$1,300,000	$(47,881)	$1,252,119	(2)(3)(4)	October 7, 2017
Mezzanine Loan	60%	6.02%	8.00%	306,000	(38,609)	267,391	(2)(3)(5)	October 7, 2017
Partner Loans	60%	11.00%	11.00%	450,000	—	450,000	(6)	June 9, 2017
125 West 55th Street.	60%	6.09%	6.19%	207,000	—	207,000	(7)	March 10, 2015
Two Grand Central Tower	60%	5.10%	6.20%	190,000	(642)	189,358	(2)(3)(8)	July 11 , 2010
540 Madison Avenue	60%	5.20%	6.75%	119,300	(5,145)	114,155	(2)(9)	July 11, 2013
Metropolitan Square	51%	8.23%	8.23%	123,792	—	123,792	(10)	May 1, 2010
Market Square North	50%	7.70%	7.74%	82,437	—	82,437		December 19, 2010
Eighth Avenue and 46th Street	50%	2.49%	2.49%	23,600	—	23,600	(3)(11)	May 8, 2009(12)
Annapolis Junction	50%	1.44%	1.65%	42,698	—	42,698	(3)(13)	September 12, 2010
Mountain View Tech. Park	39.5%	5.55%	5.88%	24,323	—	24,323	(14)(15)	March 31, 2011
Mountain View Research Park	39.5%	5.14%	5.38%	110,942	—	110,942	(14)(16)	May 31, 2011
901 New York Avenue	25%	5.19%	5.27%	164,586	—	164,586		January 1, 2015
One & Two Circle Star Way	25%	6.57%	6.67%	42,000	—	42,000	(3)(14)(17)	September 1, 2013
300 Billerica Road	25%	5.69%	6.04%	7,500	—	7,500	(3)(14)	January 1, 2016
Wisconsin Place Retail	5%	1.63%	1.78%	62,346	—	62,346	(3)(18)	March 29, 2011

Total				$3,256,524	$(92,277)	$3,164,247

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges and adjustments required by EITF 98-1. All adjustments related to EITF 98-1 are noted above.

(2)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the assumed note.

(3)	The loan requires interest only payments with a balloon payment due at maturity.

(4)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of March 31, 2010, the maximum funding obligation under the guarantee was approximately $16.3 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.

(5)	Principal amount does not include the assumed mezzanine loan with an aggregate principal amount of $294.0 million and a stated rate of 6.02% per annum, as the venture acquired the lenders’ interest in this loan for a purchase price of approximately $263.1 million in cash.

(6)	In connection with the capitalization of the joint venture, loans in an aggregate of $450.0 million were funded by the venture’s partners on a pro-rata basis. Our share of the partner loans totaling $270.0 million has been reflected in Related Party Note Receivable on our Consolidated Balance Sheets.

(7)	In connection with the refinancing of this property’s secured loan by the joint venture, we have guaranteed the joint venture’s obligation to fund an escrow related to certain lease rollover costs in lieu of an initial cash deposit for the full amount. The maximum funding obligation under the guarantee was $21.3 million. At closing, the joint venture funded a $10.0 million cash deposit into an escrow account and the remaining $11.3 million will be further reduced with scheduled monthly deposits from operating cash flows. We earn a fee from the joint venture for providing the guarantee and have an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

(8)	On April 9, 2010, the joint venture refinanced this mortgage. The new mortgage loan totaling $180.0 million bears interest at a fixed rate of 6.00% per annum and matures on April 10, 2015. In connection with the refinancing, the joint venture repaid $10.0 million of the previous mortgage loan utilizing cash contributions from the joint venture’s partners on a pro rata basis.

(9)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund tenant improvements and leasing commissions.

(10)	On April 16, 2010, the joint venture refinanced this mortgage loan. The new mortgage loan totaling $175.0 million bears interest at a fixed rate of 5.75% per annum and matures on May 5, 2020.

(11)	The financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum.

(12)	An unconsolidated joint venture in which we own a 50% interest is the borrower of a $23.6 million mortgage financing collateralized by the land parcels at Eighth Avenue and 46th Street in New York City. We and our third-party joint venture partner each agreed to guarantee $11.8 million of the mortgage loan plus 50% of all other obligations agreed to by the borrower under the loan documents. The loan was scheduled to mature on May 8, 2009. However, because our partner is in discussions with the lender on a new credit facility, the lender has agreed that such loan amount need not be repaid pending finalization of the new credit facility. If our partner defaults on its obligation to contribute its share of the loan repayment amount, then we have the right to repay the entire loan amount, have the collateral released and proceed against our partner for reimbursement.

(13)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.20% per annum and matures on September 12, 2010 with two, one-year extensions options, subject to certain conditions. In addition, we have guaranteed the repayment of approximately $9.1 million of principal (as well as interest on the loan), which amount is subject to reduction and eventual elimination upon attaining certain debt service coverage ratios.

(14)	This property is owned by the Value-Added Fund.

(15)	Mortgage financing totals $26.0 million (of which approximately $24.3 million has been disbursed as of March 31, 2010). The mortgage bears interest at a variable rate of LIBOR plus 1.50% and matures on March 31, 2011 with two, one-year extension options. The Value-Added Fund entered into an interest rate swap contract to fix the one-month LIBOR index rate at 4.085% per annum on a notional amount of $24 million. The swap contract went into effect on June 12, 2008 and expires on March 31, 2011.

(16)	Mortgage financing totals $120.0 million (of which $103.0 million was drawn at closing, $7.9 million was drawn to fund tenant and capital costs, and the remaining $9.1 million is available to fund future tenant and capital costs). The mortgage bears interest at a variable rate of LIBOR plus 1.75% and matures on May 31, 2011 with two, one-year extension options. The Value-Added Fund has guaranteed the payment of interest on the loan. In addition, the Value-Added Fund has entered into three interest rate swap contracts to fix the one-month LIBOR index rate at 3.63% per annum on an aggregate notional amount of $103 million. The swap contracts went into effect on June 2, 2008 and expires on April 1, 2011.

(17)	The Value-Added Fund has guaranteed the payment of (1) an aggregate of approximately $5.0 million of unfunded tenant improvement costs and leasing commissions and (2) one year of real estate taxes.

(18)

Amount represents outstanding construction financing under a $66.0 million loan commitment collateralized by the retail entity of Wisconsin Place. Wisconsin Place is a mixed-use development project consisting of office, retail and residential properties located in Chevy Chase, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.375% per annum and matures on March 29, 2011 with a one-year extension option subject to certain conditions. In addition, we have guaranteed the repayment of approximately $825,000 of principal (as well as our share of interest on the loan, taxes and operating expenses), which amount is subject to reduction upon attaining a prescribed debt service coverage ratio.

On April 1, 2010, we acquired a 30% interest in a joint venture entity that owns 500 North Capitol Street, NW located in Washington, DC. 500 North Capitol Street is an approximately 180,000 net rentable square foot office property which is fully-leased to a single tenant through March 2011. On April 1, 2010, the joint venture entity refinanced at maturity the mortgage loan collateralized by the property totaling approximately $26.8 million. The new mortgage loan totaling $22.0 million bears interest at a variable rate equal to the greater of (1) the prime rate, as defined in the loan agreement, or (2) 5.75% per annum. The loan currently bears interest at 5.75% per annum and matures on March 31, 2013. Our investment in the joint venture totaling approximately $1.9 million was financed with cash contributions to the venture totaling approximately $1.4 million and the issuance to the seller of 5,906 common units of limited partnership interest in our Operating Partnership. The joint venture currently expects that it will remove the property from service and redevelop the property following the expiration of the lease in March 2011.

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

The following table presents a reconciliation of net income available to common shareholders to FFO for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net income attributable to Boston Properties, Inc.	$52,714	$44,598
Add:
Noncontrolling interests in property partnerships	804	510
Noncontrolling interest—common units of the Operating Partnership	7,870	7,531
Noncontrolling interest—redeemable preferred units of the Operating Partnership	892	990
Noncontrolling interest in gains on sales of real estate—common units of the Operating Partnership	227	401
Less:
Income from unconsolidated joint ventures	7,910	5,097
Gains on sales of real estate	1,765	2,795

Income before income from unconsolidated joint ventures, gains on sales of real estate and net income attributable to noncontrolling interests	52,832	46,138
Add:
Real estate depreciation and amortization(1)	113,618	108,231
Income from unconsolidated joint ventures	7,910	5,097
Less:
Noncontrolling interests in property partnerships’ share of funds from operations	1,755	1,060
Noncontrolling interest—redeemable preferred units of the Operating Partnership	892	990

Funds from operations attributable to the Operating Partnership	$171,713	$157,416
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	22,117	22,569

Funds from Operations attributable to Boston Properties, Inc.	$149,596	$134,847

Our percentage share of Funds from Operations—basic	87.12%	85.66%
Weighted-average shares outstanding—basic	138,931	121,256

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $83,075 and $77,370, our share of unconsolidated joint venture real estate depreciation and amortization of $31,013 and $31,376, less corporate related depreciation and amortization of $470 and $515 for the three months ended March 31, 2010 and 2009, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)		(in thousands)
Basic FFO	$171,713	159,472	$157,416	141,550
Effect of Dilutive Securities
Convertible Preferred Units	892	1,461	990	1,461
Stock Based Compensation	—	666	—	212

Diluted FFO	$172,605	161,599	$158,406	143,223
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	21,940	20,541	22,446	20,294

Our share of Diluted FFO(1)	$150,665	141,058	$135,960	122,929

(1)	Our share of diluted Funds from Operations was 87.29% and 85.83% for the quarter ended March 31, 2010 and 2009, respectively.

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2010, approximately $6.3 billion of our consolidated borrowings bore interest at fixed rates and approximately $394.9 million of our consolidated borrowings bore interest at variable rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. As of March 31, 2010, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 1.50% per annum (for an all in rate as of March 31, 2010 of 1.75% per annum). The GAAP weighted average interest rate on the variable rate debt as of March 31, 2010 was 1.97% per annum. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, refer to Note 4 to the Consolidated Financial Statements and “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2010	2011	2012	2013	2014	2015+	Total	Estimated Fair Value
	(dollars in thousands)

	Secured debt
Fixed Rate	$97,887	$551,814	$106,641	$101,068	$76,546	$1,308,694	$2,242,650	$2,250,367
Average Interest Rate	7.76%	7.02%	5.68%	6.03%	5.79%	5.98%	6.29%
Variable Rate	247,715	97,169	345	827	48,828	—	394,884	393,240

	Unsecured debt
Fixed Rate	—	—	—	$923,990	—	$1,248,535	$2,172,525	$2,340,146
Average Interest Rate	—	—	—	6.36%	—	5.75%	6.01%
Variable Rate	—	—	—	—	—	—	—

	Unsecured exchangeable debt
Fixed Rate(1)	—	—	$800,878	$450,000	$742,079	—	$1,992,957
Adjustment for the equity component allocation	(30,213)	(42,718)	(29,696)	(23,052)	(2,438)	—	(128,117)

Total Fixed Rate	(30,213)	(42,718)	771,182	426,948	739,641	—	1,864,840	2,035,029
Average Interest Rate	—	—	5.63%	5.96%	6.56%	—	6.04%
Variable Rate	—	—	—	—	—	—	—

Total Debt	$315,389	$606,265	$878,168	$1,452,833	$865,015	$2,557,229	$6,674,899	$7,018,782

(1)	Amounts are included in the year in which the first optional redemption date occurs (or, in the case of the exchangeable notes due 2014, the year of maturity).

At March 31, 2010, the weighted-average coupon/stated rate on all of our fixed and variable rate debt was 5.44% and 1.75%, respectively. The weighted-average coupon/stated rate for our unsecured debt and unsecured exchangeable debt was 5.93% and 3.65%, respectively.

At March 31, 2010, our outstanding variable rate debt based on LIBOR totaled approximately $394.9 million. At March 31, 2010, the interest rate on our variable rate debt was approximately 1.97%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.0 million for the three months ended March 31, 2010.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of our fiscal year ending December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1—Legal Proceedings.

We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A—Risk Factors.

Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the three months ended March 31, 2010, we issued 10,000 common shares in exchange for 10,000 common units of limited partnership held by a certain limited partner of BPLP. These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(2) based upon factual representations received from the limited partner who received the common shares.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
January 1, 2010 – January 31, 2010	6,787	(1)	$68.09	N/A	N/A
February 1, 2010 – February 28, 2010	1,374	(1)	66.87	N/A	N/A
March 1, 2010 – March 31, 2010	—		—	N/A	N/A

Total	8,161		$67.88	N/A	N/A

(1)	Represents shares of Common Stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted Common Stock.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—(Removed and Reserved)

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits

(a) Exhibits

12.1	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Dividends.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	—	The following materials from Boston Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

May 6, 2010	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)