Form 10-Q
period 2011-03-31
BOSTON PROPERTIES INC
filed 2011-05-09
CIK 1037540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	145,596,426
(Class)	(Outstanding on May 2, 2011)

BOSTON PROPERTIES, INC.

FORM 10-Q

for the quarter ended March 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and par value amounts)

	March 31, 2011	December 31, 2010
ASSETS
Real estate, at cost	$11,567,294	$10,933,977
Construction in process	681,342	1,073,402
Land held for future development	759,786	757,556
Less: accumulated depreciation	(2,411,378)	(2,323,818)

Total real estate	10,597,044	10,441,117
Cash and cash equivalents	747,305	478,948
Cash held in escrows	305,692	308,031
Investments in securities	9,800	8,732
Tenant and other receivables (net of allowance for doubtful accounts of $1,787 and $2,081, respectively)	54,740	60,813
Related party note receivable	270,000	270,000
Interest receivable from related party note receivable	75,280	69,005
Accrued rental income (net of allowance of $3,941 and $3,116, respectively)	463,117	442,683
Deferred charges, net	449,076	436,019
Prepaid expenses and other assets	100,897	65,663
Investments in unconsolidated joint ventures	762,522	767,252

Total assets	$13,835,473	$13,348,263

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$3,188,025	$3,047,586
Unsecured senior notes (net of discount of $8,257 and $8,402, respectively)	3,016,743	3,016,598
Unsecured exchangeable senior notes (net of discount of $7,075 and $8,249, respectively)	1,732,496	1,721,817
Unsecured line of credit	—	—
Accounts payable and accrued expenses	171,617	186,059
Dividends and distributions payable	83,019	81,031
Accrued interest payable	88,070	62,327
Other liabilities	210,392	213,000

Total liabilities	8,490,362	8,328,418

Commitments and contingencies	—	—

Noncontrolling interest:
Redeemable preferred units of the Operating Partnership	55,652	55,652

Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 145,137,329 and 140,278,005 issued and 145,058,429 and 140,199,105 outstanding at March 31, 2011 and December 31, 2010, respectively	1,451	1,402
Additional paid-in capital	4,771,659	4,417,162
Dividends in excess of earnings	(56,479)	(24,763)
Treasury common stock at cost, 78,900 shares at March 31, 2011 and December 31, 2010	(2,722)	(2,722)
Accumulated other comprehensive loss	(17,867)	(18,436)

Total stockholders’ equity attributable to Boston Properties, Inc.	4,696,042	4,372,643
Noncontrolling interests:
Common units of the Operating Partnership	594,002	592,164
Property partnerships	(585)	(614)

Total equity	5,289,459	4,964,193

Total liabilities and equity	$13,835,473	$13,348,263

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2011	2010
	(in thousands, except for per share amounts)
Revenue
Rental
Base rent	$339,535	$302,383
Recoveries from tenants	45,896	45,544
Parking and other	19,068	15,297

Total rental revenue	404,499	363,224
Hotel revenue	5,948	5,903
Development and management services	7,428	8,944

Total revenue	417,875	378,071

Expenses
Operating
Rental	139,971	124,985
Hotel	5,739	5,268
General and administrative	24,643	26,822
Acquisition costs	72	—
Gain from suspension of development	—	(7,200)
Depreciation and amortization	109,428	83,075

Total expenses	279,853	232,950

Operating income	138,022	145,121
Other income (expense)
Income from unconsolidated joint ventures	7,976	7,910
Interest and other income	974	1,710
Gains from investments in securities	373	200
Interest expense	(99,151)	(92,029)
Losses from early extinguishments of debt	—	(2,170)

Income from continuing operations	48,194	60,742
Gain on sale of real estate	—	1,765

Net income	48,194	62,507
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(529)	(804)
Noncontrolling interest—redeemable preferred units of the Operating Partnership	(823)	(892)
Noncontrolling interest—common units of the Operating Partnership	(6,029)	(7,870)
Noncontrolling interest in gain on sale of real estate—common units of the Operating Partnership	—	(227)

Net income attributable to Boston Properties, Inc.	$40,813	$52,714

Basic earnings per common share attributable to Boston Properties, Inc.:
Net income	$0.29	$0.38

Weighted average number of common shares outstanding	142,095	138,931

Diluted earnings per common share attributable to Boston Properties, Inc.:
Net income	$0.29	$0.38

Weighted average number of common and common equivalent shares outstanding	142,504	139,597

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Earnings (Dividends) in Excess of Dividends (Earnings)	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

	Shares	Amount
Equity, December 31, 2010	140,199	$1,402	$4,417,162	$(24,763)	$(2,722)	$(18,436)	$591,550	$4,964,193
Conversion of operating partnership units to Common Stock	1,031	11	29,205	—	—	—	(29,216)	—
Rebalancing of noncontrolling interest	—	—	(25,778)	—	—	—	25,778	—
Allocated net income for the year	—	—	—	40,813	—	—	6,558	47,371
Dividends/distributions declared	—	—	—	(72,529)	—	—	(10,078)	(82,607)
Sale of common stock, net of offering costs	3,695	37	345,332	—	—	—	—	345,369
Shares issued pursuant to stock purchase plan	4	—	312	—	—	—	—	312
Net activity from stock option and incentive plan	129	1	5,426	—	—	—	9,245	14,672
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	(500)	(500)
Amortization of interest rate contracts	—	—	—	—	—	569	80	649

Equity, March 31, 2011	145,058	$1,451	$4,771,659	$(56,479)	$(2,722)	$(17,867)	$593,417	$5,289,459

Equity, December 31, 2009	138,880	$1,389	$4,373,679	$95,433	$(2,722)	$(21,777)	$623,057	$5,069,059
Conversion of operating partnership units to Common Stock	34	—	978	—	—	—	(978)	—
Rebalancing of noncontrolling interest	—	—	4,633	—	—	—	(4,633)	—
Allocated net income for the year	—	—	—	52,714	—	—	8,901	61,615
Dividends/distributions declared	—	—	—	(69,502)	—	—	(10,777)	(80,279)
Shares issued pursuant to stock purchase plan	5	—	326	—	—	—	—	326
Net activity from stock option and incentive plan	85	1	1,459	—	—	—	13,074	14,534
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	(500)	(500)
Amortization of interest rate contracts	—	—	—	—	—	632	94	726

Equity, March 31, 2010	139,004	$1,390	$4,381,075	$78,645	$(2,722)	$(21,145)	$628,238	$5,065,481

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2011	2010
	(in thousands)
Net income	$48,194	$62,507
Other comprehensive income:
Amortization of interest rate contracts	649	726

Comprehensive income	48,843	63,233
Net income attributable to noncontrolling interests	(7,381)	(9,793)
Other comprehensive income attributable to noncontrolling interests	(80)	(94)

Comprehensive income attributable to Boston Properties, Inc.	$41,382	$53,346

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$48,194	$62,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,428	83,075
Non-cash compensation expense	11,856	14,011
Income from unconsolidated joint ventures	(7,976)	(7,910)
Distributions of net cash flow from operations of unconsolidated joint ventures	7,663	900
Gains from investments in securities	(373)	(200)
Non-cash portion of interest expense	13,434	14,588
Settlement of accreted debt discount on repurchases of unsecured exchangeable senior notes	—	(3,664)
Losses from early extinguishments of debt	—	2,170
Gain from suspension of development	—	(7,200)
Gain on sale of real estate	—	(1,765)
Change in assets and liabilities:
Cash held in escrows	(7,661)	1,019
Tenant and other receivables, net	6,073	(267)
Accrued rental income, net	(20,434)	(13,821)
Prepaid expenses and other assets	(29,432)	(33,314)
Accounts payable and accrued expenses	(9,134)	(23,522)
Accrued interest payable	25,743	(6,892)
Other liabilities	(5,940)	(10,018)
Tenant leasing costs	(9,157)	(9,603)

Total adjustments	84,090	(2,413)

Net cash provided by operating activities	132,284	60,094

Cash flows from investing activities:
Acquisitions of real estate	(41,100)	—
Construction in progress	(64,877)	(92,492)
Building and other capital improvements	(8,874)	(4,196)
Tenant improvements	(14,251)	(22,719)
Deposit on real estate released from escrow	10,000	—
Capital contributions to unconsolidated joint ventures	(1,232)	(36,093)
Investments in securities, net	(695)	2,554

Net cash used in investing activities	(121,029)	(152,946)

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2011	2010
	(in thousands)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	1,464
Repayments of mortgage notes payable	(8,777)	(7,231)
Repurchases of unsecured exchangeable senior notes	—	(49,320)
Deferred financing costs	(676)	—
Net proceeds from ATM stock issuances	345,369	—
Net proceeds from equity transactions	3,128	849
Dividends and distributions	(81,442)	(80,951)
Distributions to noncontrolling interest in property partnership	(500)	(500)

Net cash provided by (used in) financing activities	257,102	(135,689)

Net increase (decrease) in cash and cash equivalents	268,357	(228,541)
Cash and cash equivalents, beginning of period	478,948	1,448,933

Cash and cash equivalents, end of period	$747,305	$1,220,392

Supplemental disclosures:
Cash paid for interest	$71,213	$96,084

Interest capitalized	$11,239	$8,087

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$8,094	$104

Mortgage note payable assumed in connection with the acquisition of real estate	$143,900	$—

Dividends and distributions declared but not paid	$83,019	$80,756

Conversions of noncontrolling interests to stockholders’ equity	$29,216	$978

Issuance of restricted securities to employees and directors	$24,383	$18,768

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties, Inc. (the “Company”), a Delaware corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the sole general partner of Boston Properties Limited Partnership (the “Operating Partnership”) and at March 31, 2011 owned an approximate 87.1% (85.9% at March 31, 2010) general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2008 and February 2011, the Company issued LTIP Units in connection with the granting to employees of outperformance awards (also referred to as “2008 OPP Units” and “2011 OPP Units”). Because the rights, preferences and privileges of 2008 OPP Units and 2011 OPP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude 2008 OPP Units and 2011 OPP Units. On February 5, 2011, the measurement period for the Company’s 2008 OPP Unit awards expired and the Company’s total return to shareholders (“TRS”) was not sufficient for employees to earn and therefore become eligible to vest in any of the 2008 OPP Unit awards. Accordingly, all 2008 OPP Unit awards were automatically forfeited (See Notes 7 and 10).

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

At March 31, 2011, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be converted into OP Units or redeemed for cash at the election of the holder thereof or the Operating Partnership in accordance with the terms and conditions set forth in the applicable amendment to the partnership agreement (See Note 7).

All references herein to the Company refer to Boston Properties, Inc. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

Properties

At March 31, 2011, the Company owned or had interests in a portfolio of 150 commercial real estate properties (the “Properties”) aggregating approximately 40.9 million net rentable square feet, including six properties under construction totaling approximately 2.2 million net rentable square feet. In addition, the Company has structured parking for approximately 43,539 vehicles containing approximately 14.7 million square feet. At March 31, 2011, the Properties consist of:

•	144 office properties, including 125 Class A office properties (including four properties under construction) and 19 Office/Technical properties;

•	one hotel;

•	three retail properties; and

•	two residential properties (both of which are under construction).

The Company owns or controls undeveloped land parcels totaling approximately 513.3 acres. In addition, the Company has a noncontrolling interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At March 31, 2011, the Value-Added Fund had investments in 24 buildings comprised of an office property in Chelmsford, Massachusetts and office complexes in Mountain View, California.

The Company considers Class A office properties to be centrally located buildings that are professionally managed and maintained, attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings. The Company considers Office/Technical properties to be properties that support office, research and development, laboratory and other technical uses. The Company’s definitions of Class A Office and Office/Technical properties may be different than those used by other companies.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2010. Certain prior year amounts have been reclassified to conform to the current year presentation.

For purposes of financial reporting disclosures, the Company estimates the fair value of mortgage notes payable, unsecured senior notes and unsecured exchangeable senior notes. The Company discounts the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt and unsecured notes based on current market rates for similar securities. In determining the current market rates, the Company adds its estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011			December 31, 2010
	Carrying Amount		Estimated Fair Value	Carrying Amount		Estimated Fair Value
Mortgage notes payable	$3,188,025		$3,241,106	$3,047,586		$3,121,193
Unsecured senior notes	3,016,743		3,203,898	3,016,598		3,241,542
Unsecured exchangeable senior notes	1,732,496	(1)	1,974,640	1,721,817	(1)	1,929,291

Total	$7,937,264		$8,419,644	$7,786,001		$8,292,026

(1)	Includes the net impact of ASC 470-20 (formerly known as FSP No. APB 14-1) totaling approximately $84.1 million and $93.6 million at March 31, 2011 and December 31, 2010, respectively.

3. Real Estate Activity During the Three Months Ended March 31, 2011

Acquisitions

On February 1, 2011, the Company completed the acquisition of Bay Colony Corporate Center in Waltham, Massachusetts for an aggregate purchase price of approximately $185.0 million. The purchase price consisted of approximately $41.1 million of cash and the assumption of approximately $143.9 million of indebtedness. The assumed debt is a securitized senior mortgage loan that bears interest at a fixed rate of 6.53% per annum and matures on June 11, 2012. The loan requires interest-only payments with a balloon payment due at maturity. Bay Colony Corporate Center is an approximately 970,000 net rentable square foot, four-building Class A office park situated on a 58-acre site in Waltham, Massachusetts. The following table summarizes the allocation of the aggregate purchase price of Bay Colony Corporate Center, at the date of acquisition (in thousands).

Land	$18,769
Building and improvements	136,081
Tenant improvements	12,370
In-place lease intangibles	20,626
Above market rents	5,802
Below market rents	(3,332)
Above market assumed debt adjustment	(5,316)

Total aggregate purchase price	$185,000
Less: Indebtedness assumed	(143,900)

Net assets acquired	$41,100

The following table summarizes the estimated annual amortization of the acquired above-market leases (net of acquired below market leases) and the acquired in-place lease intangibles for Bay Colony Corporate Center for each of the five succeeding years (in thousands).

	Acquired In-Place Lease Intangibles	Acquired Net Above- Market Lease Intangibles
Period from April 1, 2011 through December 31, 2011	$5,414	$521
2012	5,192	520
2013	3,423	349
2014	2,543	221
2015	1,867	300

The accompanying pro forma information for the three months ended March 31, 2011 and 2010 is presented as if the acquisition of Bay Colony Corporate Center on February 1, 2011 had occurred on January 1, 2010. This pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

Pro Forma	Three Months Ended March 31,
(in thousands, except per share data)	2011	2010
Total revenue	$420,220	$382,844
Income from continuing operations	$48,020	$58,580
Net income attributable to Boston Properties, Inc.	$40,660	$50,831
Basic earnings per share:
Net income per share attributable to Boston Properties, Inc.	$0.29	$0.37
Diluted earnings per share:
Net income per share attributable to Boston Properties, Inc.	$0.29	$0.36

Developments

On January 14, 2011, the Company placed in-service approximately 57% of the office component of its Atlantic Wharf development project located in Boston, Massachusetts. The office component is comprised of approximately 790,000 net rentable square feet.

On March 1, 2011, the Company placed in-service approximately 13% of the office component of its 2200 Pennsylvania Avenue development project located in Washington, DC. The office component is comprised of approximately 460,000 net rentable square feet.

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at March 31, 2011:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%
The Metropolitan Square Associates LLC	Metropolitan Square	51.0%
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(1)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3	%(2)
RBP Joint Venture LLC	Eighth Avenue and 46th Street	50.0	%(3)
Boston Properties Office Value-Added Fund, L.P.	300 Billerica Road and Mountain View Research and Technology Parks	37.6	%(1)(4)
Annapolis Junction NFM, LLC	Annapolis Junction	50.0	%(5)
767 Venture, LLC	The General Motors Building	60.0%
2 GCT Venture LLC	Two Grand Central Tower	60.0%
540 Madison Venture LLC	540 Madison Avenue	60.0%
125 West 55th Street Venture LLC	125 West 55th Street	60.0%
500 North Capitol LLC	500 North Capitol Street, NW	30.0%

(1)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(2)	The Company’s wholly-owned entity that owns the office component of the project owns a 33.3% interest in the entity owning the land and infrastructure of the project.
(3)	This property consists of assembled land.

(4)	Represents the Company’s effective ownership interest. The Company has a 25.0% interest in the 300 Billerica Road property and a 39.5% interest in the Mountain View Research and Technology Park properties.
(5)	Comprised of one building and two undeveloped land parcels.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
ASSETS
Real estate and development in process, net	$5,006,195	$5,028,851
Other assets	745,360	749,308

Total assets	$5,751,555	$5,778,159

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$3,151,894	$3,151,220
Other liabilities	949,837	969,082
Members’/Partners’ equity	1,649,824	1,657,857

Total liabilities and members’/partners’ equity	$5,751,555	$5,778,159

Company’s share of equity	$917,749	$924,235
Basis differentials(1)	(155,227)	(156,983)

Carrying value of the Company’s investments in unconsolidated joint ventures	$762,522	$767,252

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from impairment of investments and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the joint ventures are as follows:

	For the three months ended March 31,
	2011	2010
	(in thousands)
Total revenue(1)	$145,645	$150,962
Expenses
Operating	42,842	41,704
Interest	57,761	58,336
Depreciation and amortization	50,637	56,824

Total expenses	151,240	156,864

Net loss	$(5,595)	$(5,902)

Company’s share of net loss	$(3,055)	$(2,945)
Basis differential	1,756	2,277
Elimination of inter-entity interest on partner loan	9,275	8,578

Income from unconsolidated joint ventures	$7,976	$7,910

(1)	Includes straight-line rent adjustments of $4.1 million and $8.2 million for the three months ended March 31, 2011 and 2010, respectively. Includes “above-” and “below-” market rent adjustments of $29.5 million and $36.8 million for the three months ended March 31, 2011 and 2010, respectively.

On March 16, 2011, the Company’s Value-Added Fund extended the maturity date by two months to May 31, 2011 of the mortgage loan collateralized by its Mountain View Technology Park property located in Mountain View, California totaling approximately $24.7 million. The mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum and was scheduled to mature on March 31, 2011.

On March 26, 2011, a joint venture in which the Company has a 30% interest removed from service and commenced the redevelopment of 500 North Capitol Street, NW located in Washington, DC. On January 18, 2011, the joint venture entered into a lease with a major law firm for approximately 171,000 square feet of space.

On March 31, 2011, a joint venture in which the Company has a 50% interest refinanced its construction loan collateralized by Annapolis Junction located in Annapolis, Maryland. The construction loan totaling approximately $42.7 million bore interest at a variable rate equal to LIBOR plus 1.00% per annum and was scheduled to mature on September 12, 2011. The new mortgage loan totaling approximately $42.3 million bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on March 31, 2018 with one, three-year extension option, subject to certain conditions.

5. Mortgage Notes Payable

On January 12, 2011, the Company notified the master servicer of the non-recourse mortgage loan collateralized by its Montvale Center property located in Gaithersburg, Maryland, that the cash flows generated from the property were insufficient to fund debt service payments and capital improvements necessary to lease and operate the property and that the Company was not prepared to fund any cash shortfalls. Accordingly, the Company requested that the loan be placed with the special servicer. The Company has ceased making debt service payments and is currently in default. The mortgage loan totaling $25.0 million requires monthly interest-only payments at a fixed interest rate of 5.93% per annum with a balloon payment due at maturity on June 6, 2012. The Company is currently accruing interest at the default interest rate of 9.93% per annum.

On February 1, 2011, in connection with the Company’s acquisition of Bay Colony Corporate Center in Waltham, Massachusetts, the Company assumed the mortgage loan collateralized by the property totaling approximately $143.9 million. The assumed debt is a securitized senior mortgage loan that requires interest-only payments with a balloon payment due at maturity. The assumed mortgage loan, which bears contractual interest at a fixed rate of 6.53% per annum and matures on June 11, 2012, was recorded at its fair value of approximately $149.2 million using an effective interest rate of 3.75% per annum.

6. Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

The Company has letter of credit and performance obligations of approximately $26.6 million related to lender and development requirements.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

In connection with the assumption of the General Motors Building’s secured loan by the Company’s unconsolidated joint venture, 767 Venture, LLC, the Company guaranteed the unconsolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of March 31, 2011, the maximum funding obligation under the guarantee was approximately $15.7 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

In connection with the refinancing in March 2010 of the 125 West 55th Street property’s secured loan by the Company’s unconsolidated joint venture, 125 West 55th Street Venture LLC, the Company has guaranteed the unconsolidated joint venture’s obligation to fund an escrow related to certain lease rollover costs in lieu of an initial cash deposit for the full amount. The maximum funding obligation under the guarantee was $21.3 million. At closing, the joint venture funded a $10.0 million cash deposit into the escrow account and the remaining $11.3 million will be further reduced with scheduled monthly deposits into the escrow account from operating cash flows. As of March 31, 2011, the maximum funding obligation under the guarantee was approximately $5.9 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

In connection with the mortgage financing collateralized by the Company’s One Freedom Square property located in Reston, Virginia, the Company has agreed to guarantee approximately $7.9 million related to its obligation to provide funds for certain tenant re-leasing costs.

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

The mortgages on the Company’s properties typically contain requirements concerning the financial ratings of the insurers who provide policies covering the property. The Company provides the lenders on a regular basis with the identity of the insurance companies in the Company’s insurance programs. The ratings of some of the Company’s insurers are below the rating requirements in some of the Company’s loan agreements and the lenders for these loans could attempt to claim an event of default has occurred under the loan. The Company believes it could obtain insurance with insurers which satisfy the rating requirements. Additionally, in the future, the Company’s ability to obtain debt financing secured by individual properties, or the terms of such financing, may be adversely affected if lenders generally insist on ratings for insurers or amounts of insurance which are difficult to obtain or which result in a commercially unreasonable premium. There can be no assurance that a deficiency in the financial ratings of one or more of the Company’s insurers will not have a material adverse effect on the Company.

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

7. Noncontrolling Interests

Noncontrolling interests relate to the interests in the Operating Partnership not owned by the Company and interests in property partnerships not wholly-owned by the Company. As of March 31, 2011, the noncontrolling interests consisted of 18,383,311 OP Units, 1,664,345 LTIP Units, 400,000 2011 OPP Units and 1,113,044 Series Two Preferred Units (or 1,460,688 OP Units on an as converted basis) held by parties other than the Company.

Noncontrolling Interest—Redeemable Preferred Units of the Operating Partnership

The Preferred Units at March 31, 2011 consisted solely of 1,113,044 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) 6.00% per annum on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). The holders of Series Two Preferred Units have the right to require the Operating Partnership to redeem their units for cash at the redemption price of $50.00 per unit on May 14, 2012, May 14, 2013 and May 12, 2014. The maximum number of units that may be required to be redeemed from all holders on each of these dates is 1,007,662, which is one-sixth of the number of Series Two Preferred Units that were originally issued. The holders also had the right to have their Series Two Preferred Units redeemed for cash on May 12, 2009, May 12, 2010 and May 12, 2011, although no holder exercised such right. The Company also has the right, under certain conditions and at certain times, to redeem Series Two Preferred Units for cash and to convert into OP Units any Series Two Preferred Units that are not redeemed when they are eligible for redemption.

On February 15, 2011, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.75616 per unit.

The following table reflects the activity of the noncontrolling interests—redeemable preferred units of the Operating Partnership for the three months ended March 31, 2011 and 2010 (in thousands):

Balance at January 1, 2011	$55,652
Net income	823
Distributions	(823)

Balance at March 31, 2011	$55,652

Balance at January 1, 2010	$55,652
Net income	892
Distributions	(892)

Balance at March 31, 2010	$55,652

Noncontrolling Interest—Common Units of the Operating Partnership

During the three months ended March 31, 2011, 1,030,917 OP Units were presented by the holders for redemption (including 26,917 OP Units issued upon conversion of LTIP Units) and were redeemed by the Company in exchange for an equal number of shares of Common Stock.

At March 31, 2011, the Company had outstanding 400,000 2011 OPP Units (See Note 10). Prior to the measurement date on January 31, 2014, 2011 OPP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of 2011 OPP Units, both vested and unvested, that 2011 OPP award recipients have earned, if any, based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

On February 5, 2011, the measurement period for the Company’s 2008 OPP Awards expired and the Company’s TRS performance was not sufficient for employees to earn and therefore become eligible to vest in any of the 2008 OPP Awards. Accordingly, all 2008 OPP Awards were automatically forfeited and the Operating Partnership repaid employees an amount equal to $0.25 (which is equal to what they paid upon acceptance of the award) multiplied by the number of 2008 OPP Awards previously received.

On January 28, 2011, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit, and a distribution on the 2008 OPP Units in the amount of $0.05 per unit, to holders of record as of the close of business on December 31, 2010. On March 18, 2011, Boston Properties, Inc., as general partner of the Operating Partnership, declared a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit and a distribution on the 2011 OPP Units in the amount of $0.05 per unit, in each case payable on April 29, 2011 to holders of record as of the close of business on March 31, 2011.

The Series Two Preferred Units may be converted into OP Units at the election of the holder thereof at any time. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company. The Company may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (not owned by the Company and including LTIP Units assuming that all conditions have been met for the conversion thereof) and Series Two Preferred Units (on an as converted basis) had all of such units been redeemed at March 31, 2011 was approximately $1.90 billion and $138.5 million, respectively, based on the closing price of the Company’s common stock of $94.85 per share on March 31, 2011.

Noncontrolling Interest—Property Partnerships

The noncontrolling interests in property partnerships consist of the outside equity interest in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $(0.6) million at March 31, 2011 and December 31, 2010, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.

8. Stockholders’ Equity

As of March 31, 2011, the Company had 145,058,429 shares of Common Stock outstanding.

During the three months ended March 31, 2011, the Company utilized its “at the market” (ATM) stock offering program to issue an aggregate of 3,695,215 shares of Common Stock for gross proceeds of approximately $350.0 million and net proceeds of approximately $345.4 million. As of March 31, 2011, approximately $50.0 million remained available for issuance under this ATM program (See Note 12). The Company intends to use the net proceeds from the sales for general business purposes, which may include investment opportunities and debt reduction, and pending these uses has invested the cash in short-term, interest bearing accounts. The Company’s ATM stock offering program provided the Company with the ability to sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents for a three-year period.

During the three months ended March 31, 2011, the Company issued 124,475 shares of Common Stock upon the exercise of options to purchase Common Stock by certain employees.

During the three months ended March 31, 2011, the Company issued 1,030,917 shares of Common Stock in connection with the redemption of an equal number of OP Units.

On January 28, 2011, the Company paid a dividend in the amount of $0.50 per share of Common Stock to shareholders of record as of the close of business on December 31, 2010. On March 18, 2011, the Company’s Board of Directors declared a dividend in the amount of $0.50 per share of Common Stock payable on April 29, 2011 to shareholders of record as of the close of business on March 31, 2011.

9. Earnings Per Share

The following table provides a reconciliation of both the net income attributable to Boston Properties, Inc. and the number of common shares used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income attributable to Boston Properties, Inc. by the weighted-average number of common shares outstanding during the period. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Operating Partnership, as well as Common Stock of the Company. As a result, the Series Two Preferred Units are considered participating securities and are included in the computation of basic and diluted earnings per share of the Company if the effect of applying the if-converted method is dilutive. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. As a result, unvested restricted common stock of the Company, LTIP Units, 2008 OPP Units and 2011 OPP Units are considered participating securities and are included in the computation of basic and diluted earnings per share of the Company if the effect of applying the if-converted method is dilutive. Because the 2008 OPP Units and 2011 OPP Units require the Company to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes such units from the diluted EPS calculation. For the three months ended March 31, 2011 and 2010, the absolute and relative return thresholds for the 2008 OPP Units and 2011 OPP Units were not met and as a result the 2008 OPP Units and 2011 OPP Units have been excluded from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of the Operating Partnership that are exchangeable for the Company’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	For the three months ended March 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc.	$40,813	142,095	$0.29
Effect of Dilutive Securities:
Stock Based Compensation	—	409	(0.00)

Diluted Earnings:
Net income	$40,813	142,504	$0.29

	For the three months ended March 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc.	$52,714	138,931	$0.38
Effect of Dilutive Securities:
Stock Based Compensation	—	666	(0.00)

Diluted Earnings:
Net income	$52,714	139,597	$0.38

10. Stock Option and Incentive Plan

On January 20, 2011, the Compensation Committee of the Board of Directors of the Company approved outperformance awards under the Company’s 1997 Stock Option and Incentive Plan (the “1997 Plan”) to certain officers of the Company. These awards (the “2011 OPP Awards”) are part of a broad-based, long-term incentive compensation program designed to provide the Company’s management team with the potential to earn equity awards subject to the Company “outperforming” and creating shareholder value in a pay-for-performance structure. 2011 OPP Awards utilize total return to shareholders (“TRS”) over a three-year measurement period as the performance metric and include two years of time-based vesting after the end of the performance measurement period (subject to acceleration in certain events) as a retention tool. Recipients of 2011 OPP Awards will share in an outperformance pool if the Company’s TRS, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 1, 2011 to January 31, 2014, based on the average closing price of a share of the Company’s common stock of $93.38 for the five trading days prior to and including February 1, 2011. The aggregate reward that recipients of all 2011 OPP Awards can earn, as measured by the outperformance pool, is subject to a maximum cap of $40.0 million.

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

Each employee’s 2011 OPP Award was designated as a specified percentage of the aggregate outperformance pool. Assuming the applicable absolute and/or relative TRS thresholds are achieved at the end of the measurement period, the algebraic sum of the Absolute TRS Component and the Relative TRS Component will be calculated and then allocated among the 2011 OPP Award recipients in accordance with each individual’s percentage. If there is a change of control prior to January 31, 2014, the measurement period will end on the change of control date and both the Absolute TRS Component (using a pro rated absolute TRS hurdle) and the Relative TRS Component will be calculated and, assuming the applicable absolute and/or relative TRS thresholds are achieved over the shorter measurement period, allocated among the 2011 OPP Award recipients as of that date.

Rewards earned with respect to 2011 OPP Awards will vest 25% on February 1, 2014, 25% on February 1, 2015 and 50% on February 1, 2016, based on continued employment. Vesting will be accelerated in the event of a change in control of the Company, termination of employment without cause, termination of employment by the award recipient for good reason, death, disability or retirement, although restrictions on transfer will continue to apply in certain of these situations. All determinations, interpretations and assumptions relating to the calculation of performance and vesting relating to 2011 OPP Awards will be made by the Compensation Committee. 2011 OPP Awards will be in the form of LTIP Units. LTIP Units will be issued prior to the determination of the outperformance pool, but will remain subject to forfeiture depending on the extent of rewards earned with respect to 2011 OPP Awards. The number of LTIP Units issued initially to recipients of the 2011 OPP Awards is an estimate of the maximum number of LTIP Units that they could earn, based on certain assumptions. The number of LTIP Units actually earned by each award recipient will be determined at the end of the performance measurement period by dividing his or her share of the outperformance pool by the average closing price of a REIT Share for the 15 trading days immediately preceding the measurement date. Total return for the Company and for the SNL Equity REIT Index over the three-year measurement period and other circumstances will determine how many LTIP Units are earned by each recipient; if they are fewer than the number issued initially, the balance will be forfeited as of the performance measurement date. Prior to the measurement date, LTIP units issued on account of 2011 OPP Awards will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of LTIP Units, both vested and unvested, which 2011 OPP Award recipients have earned based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit. LTIP Units are designed to qualify as “profits interests” in the Operating Partnership for federal income tax purposes. As a general matter, the profits interests characteristics of the LTIP Units mean that initially they will not be economically equivalent in value to an OP Unit. If and when events specified by applicable tax regulations occur, LTIP Units can over time increase in value up to the point where they are equivalent to OP Units on a one-for-one basis. After LTIP Units are fully vested, and to the extent the special tax rules applicable to profits interests have allowed them to become equivalent in value to OP Units, LTIP Units may be converted on a one-for-one basis into OP Units. OP Units in turn have a one-for-one relationship in value with Boston Properties, Inc. common stock, and are exchangeable on such one-for-one basis for cash or, at the election of the Company, Boston Properties, Inc. common stock.

The 2011 OPP Units were valued at approximately $7.8 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included (1) factors associated with the underlying performance of the Company’s stock price and total shareholder return over the term of the performance awards including total stock return volatility and risk-free interest and (2) factors associated with the relative performance of the Company’s stock price and total shareholder return when compared to the SNL Equity REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the 2011 OPP Units is based on the sum of: (1) the present value of the expected payoff to the OPP Award on the measurement date, if the TRS over the applicable measurement period exceeds performance hurdles of the Absolute and the Relative Components; and (2) the present value of the distributions payable on the 2011 OPP Units. The ultimate reward realized on account of the OPP Award by the holders of the 2011 OPP Units is contingent on the TRS achieved on the measurement date, both in absolute terms and relative to the TRS of the SNL Equity REIT Index. The per unit fair value of each 2011 OPP Unit was estimated on the date of grant using the following assumptions in the Monte-Carlo valuation: expected price volatility for the Company and the SNL Equity REIT index of 41% and 37%, respectively; a risk free rate of 0.98%; and total dividend payments over the measurement period of $6.10 per share.

During the three months ended March 31, 2011, the Company issued 17,795 shares of restricted common stock, 146,844 non-qualified stock options, 184,718 LTIP Units and 400,000 2011 OPP Units to employees under the 1997 Plan. Employees and directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2011 OPP Unit. An LTIP Unit is generally the economic equivalent of a share of restricted stock in the Company. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. The restricted stock and LTIP Units granted to employees between January 1, 2004 and October 2006 vest over a five-year term. Grants of restricted stock and LTIP Units made in and after November 2006 vest in four equal annual installments. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted, as adjusted for forfeitures, and the closing price of the Company’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted stock granted during the three months ended March 31, 2011 were valued at approximately $1.6 million ($92.71 per share). The non-qualified stock options granted during the three months ended March 31, 2011 had a fair value on the date of grant of $24.67 per option, which was computed using the Black-Scholes option-pricing model utilizing the following assumptions: an expected life of 6.0 years, a risk-free interest rate of 2.37%, an expected price volatility of 35.0% and an expected dividend yield of 3.0%. The exercise price of the options is $92.71, which was the closing price of the Company’s common stock on the date of grant. The LTIP Units granted during the three months ended March 31, 2011 were valued at approximately $16.0 million ($86.46 per unit fair value weighted-average) using a Monte Carlo simulation method model. The per unit fair value of each LTIP Unit granted was estimated on the date of grant using the following assumptions: an expected life of 5.8 years, a risk-free interest rate of 2.22% and an expected price volatility of 30.0%. As the 2011 OPP Awards are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2011 OPP Awards under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Earnings in Excess of Dividends in the Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2008 OPP Units and 2011 OPP Units was approximately $11.6 million and $13.8 million for the three months ended March 31, 2011 and 2010, respectively. Upon the conclusion of the three-year measurement period in February 2011, the 2008 OPP Awards were not earned, the program was terminated and the Company accelerated the then remaining unrecognized compensation expense totaling approximately $4.3 million during the three months ended March 31, 2011. For the three months ended March 31, 2010, stock-based compensation expense includes an aggregate of approximately $5.8 million of remaining previously unvested stock-based compensation granted between 2006 and 2009 to Edward H. Linde, the Company’s late Chief Executive Officer, which expense was accelerated as a result of his passing on January 10, 2010. At March 31, 2011, there was $39.0 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and $7.1 million of unrecognized compensation expense related to unvested 2011 OPP Units that is expected to be recognized over a weighted-average period of approximately 2.9 years.

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

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, acquisition costs, interest expense, depreciation and amortization expense, gain from suspension of development, gains from investments in securities, losses from early extinguishments of debt, income from unconsolidated joint ventures, gain on sale of real estate and noncontrolling interests are not included in Net Operating Income as internal reporting addresses these items on a corporate level.

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

Information by geographic area and property type:

Three months ended March 31, 2011 (dollars in thousands):

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$127,429	$83,341	$113,007	$52,893	$16,279	$392,949
Office/Technical	7,558	3,992	—	—	—	11,550
Hotel	5,948	—	—	—	—	5,948

Total	140,935	87,333	113,007	52,893	16,279	410,447

% of Total	34.34%	21.28%	27.53%	12.89%	3.96%	100.00%
Real Estate Operating Expenses:
Class A	47,901	23,506	37,715	19,333	7,915	136,370
Office/Technical	2,479	1,122	—	—	—	3,601
Hotel	5,739	—	—	—	—	5,739

Total	56,119	24,628	37,715	19,333	7,915	145,710

% of Total	38.52%	16.90%	25.88%	13.27%	5.43%	100.00%

Net Operating Income	$84,816	$62,705	$75,292	$33,560	$8,364	$264,737

% of Total	32.04%	23.68%	28.44%	12.68%	3.16%	100.00%

Three months ended March 31, 2010 (dollars in thousands):

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$88,207	$83,845	$109,943	$53,147	$16,479	$351,621
Office/Technical	7,584	4,019	—	—	—	11,603
Hotel	5,903	—	—	—	—	5,903

Total	101,694	87,864	109,943	53,147	16,479	369,127

% of Total	27.55%	23.80%	29.79%	14.40%	4.46%	100.00%
Real Estate Operating Expenses:
Class A	33,496	23,688	37,499	19,020	7,841	121,544
Office/Technical	2,266	1,175	—	—	—	3,441
Hotel	5,268	—	—	—	—	5,268

Total	41,030	24,863	37,499	19,020	7,841	130,253

% of Total	31.50%	19.09%	28.79%	14.60%	6.02%	100.00%

Net Operating Income	$60,664	$63,001	$72,444	$34,127	$8,638	$238,874

% of Total	25.39%	26.37%	30.33%	14.29%	3.62%	100.00%

The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties, Inc.:

	Three months ended March 31,
	2011	2010
Net Operating Income	$264,737	$238,874
Add:
Development and management services income	7,428	8,944
Income from unconsolidated joint ventures	7,976	7,910
Interest and other income	974	1,710
Gains from investments in securities	373	200
Gain on sale of real estate	—	1,765
Less:
General and administrative expense	24,643	26,822
Acquisition costs	72	—
Gain from suspension of development	—	(7,200)
Depreciation and amortization expense	109,428	83,075
Interest expense	99,151	92,029
Losses from early extinguishments of debt	—	2,170
Noncontrolling interest in property partnerships	529	804
Noncontrolling interest—redeemable preferred units of the Operating Partnership	823	892
Noncontrolling interest—common units of the Operating Partnership	6,029	7,870
Noncontrolling interest in gain on sale of real estate—common units of the Operating Partnership	—	227

Net income attributable to Boston Properties, Inc.	$40,813	$52,714

12. Subsequent Events

From April 1, 2011 through April 5, 2011, the Company issued an aggregate of 533,778 shares of its Common Stock under the ATM program for gross proceeds of approximately $50.0 million and net proceeds of approximately $49.3 million. No amount remains available for issuance under the ATM program.

On April 15, 2011, the Company entered into an agreement to convey a condominium interest in 75 Ames Street upon completion of the development of the property. 75 Ames Street is a vacant land parcel adjacent to the Company’s Cambridge Center West Garage and Seven Cambridge Center properties. The Company will serve as project manager for a 250,000 square foot research laboratory building to be developed on the site at the buyer’s expense. Gross proceeds will aggregate approximately $56.0 million in an all cash transaction in which the Company expects to realize net proceeds of approximately $47.5 million including $11.4 million of development fees for the Company’s services. The closing is subject to customary conditions and termination rights for transactions of this type. There can be no assurance that the closing will occur on the terms currently contemplated or at all.

On April 21, 2011, the Company entered into an agreement to sell its Carnegie Center portfolio located in Princeton, New Jersey for approximately $468.0 million. Carnegie Center is a sixteen building Class A office park set on 560 acres and totaling more than 2.0 million net rentable square feet. The agreement does not include the sale of the Company’s One Tower Center property located in East Brunswick, New Jersey. Under the terms of the agreement, either party may terminate the agreement at any time without any cost or payment to the other party. If the closing does not occur on or prior to June 21, 2011, which is the date by which the Company must complete the sale in order to include it as part of a “like kind exchange” under Section 1031 of the Internal Revenue Code, then the agreement will terminate. There can be no assurance that the sale will be consummated on the terms currently contemplated or at all.

On May 2, 2011, the Company placed in-service approximately 16% of its 510 Madison Avenue development project located in New York City. 510 Madison Avenue is an approximately 347,000 net rentable square foot Class A office property.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	the continuing impact of high unemployment, which is having and may continue to have a negative effect on the following, among other things:

•	the fundamentals of our business, including overall market occupancy, tenant space utilization, and rental rates;

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

Our core strategy has always been to operate in supply-constrained markets with high barriers to entry and to focus on executing long-term leases with financially strong tenants. Historically, this combination has tended to reduce our exposure in down cycles and enhance revenues as market conditions improve. While the high rate of unemployment continues to negatively impact the fundamentals of our business in many of our markets, we believe that rental rates in all of our markets have stabilized and we are seeing improvement in the form of accelerating leasing velocity and increasing rental rates in New York City and other select submarkets. In addition, we are seeing an improvement in landlord concessions, particularly with respect to free rent, in recent transactions.

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

During the first quarter of 2011, leases for approximately 2.1 million square feet of space commenced revenue recognition, including leases for approximately 572,000 square feet of space that had never been leased, stemming mostly from completion of development projects, and approximately 1.5 million square feet of second generation leases. These second generation leases had an average lease term of approximately 72 months and included an average of approximately 57 days of free rent and total transaction costs, including tenant improvements and leasing commissions, of approximately $22 per square foot. The starting gross rents for second generation leases for approximately 1.2 million square feet of space that had been occupied within the prior 12 months decreased on average by approximately 1.1% compared to the ending gross rents from the previous leases for this space. Lease terms are highly dependent on location (i.e., whether the property is in a Central Business District or Suburban location), whether the lease is a renewal or with a new tenant and the length of the lease term.

As of March 31, 2011, leases representing approximately 4.9% of the space at our properties expire through December 31, 2011. While rental rates in our markets have stabilized and have begun to increase in select submarkets, as these leases expire, assuming no further change in current market rental rates, we expect the rental rates we are likely to achieve on any new leases will generally be less than the rates currently being paid, thereby generally resulting in less revenue from the same space. We estimate that the average rent currently paid by our office tenants for leases that expire during the remainder of 2011 is approximately 9% greater than current market rates for comparable space. Much of this expected roll-down is due to expiring leases at Embarcadero Center in San Francisco, California. Because the individual labor and industry markets may recover at different paces, we may see varying degrees of strength or softness in our core markets.

We also continue to actively explore acquisition opportunities. Since September 2010, we acquired approximately $1.5 billion of Class A office properties in four transactions. We believe acquisition opportunities will continue to present themselves in 2011. However, potential buyers have also become more aggressive about expectations for a recovery as evidenced by the high level of interest we are seeing in marketed assets. The combination of relatively low interest rates and the abundance of capital seeking high-quality assets may have a dampening effect on return expectations. While our management team is actively seeking opportunities, we will maintain our disciplined investment strategy, which focuses on high-quality assets in supply-constrained markets that have historically provided long-term value creation.

These same market conditions which make acquiring assets at attractive yields challenging provide us with the opportunity to sell assets. On April 21, 2011, we signed an agreement to sell our Carnegie Center portfolio located in Princeton, New Jersey for approximately $468.0 million. Under the terms of the agreement, either party may terminate the agreement at any time without any cost or payment to the other party. If the closing does not occur on or prior to June 21, 2011, which is the date by which we must complete the sale in order to include it as part of a “like kind exchange” under Section 1031 of the Internal Revenue Code, then the agreement will terminate. The sale will enable us to defer gain recognition, retain capital for other business purposes and allow us to focus on investments in our core markets, which we believe have the potential for higher growth over the long term. There can be no assurance that the sale will be consummated on the terms currently contemplated or at all.

Given the recent low interest rate environment and the opportunity to further enhance our capital position and elongate our debt maturity schedule, we have also been active in the capital markets. We are actively working to refinance the $454.1 million fixed-rate loan that is secured by 601 Lexington Avenue, which matures on May 11, 2011, with a new long-term secured mortgage of approximately $725 million. Since January 1, 2011, we also fully utilized our “at the market” (ATM) stock offering program and issued an aggregate of 4,228,993 shares of our common stock for gross proceeds of approximately $400 million and net proceeds of approximately $395 million. Our remaining liquidity, including available cash as of May 2, 2011 of approximately $700 million and full availability under our Operating Partnership’s $1.0 billion line of credit, is expected to provide sufficient capacity to fund the completion of our development pipeline and provide capital for future investments. We believe the quality of our assets and our strong balance sheet are attractive to lenders’ and equity investors’ current investment selectivity and should enable us to continue to access multiple sources of capital.

We believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service through 2012. Since the beginning of 2011, we have partially placed in-service Atlantic Wharf, 2200 Pennsylvania Avenue and 510 Madison Avenue. We are also having discussions with prospective tenants for the commencement of additional developments. Some of these discussions have resulted in signed leases, such as with the Defense Intelligence Agency for our redevelopment of a 523,000 square foot campus in Reston, Virginia and our 171,000 square foot anchor lease signed during the first quarter of 2011 for our 500 North Capitol Street joint venture redevelopment in Washington, DC. Other discussions are ongoing and give us confidence that we may be able to commence developments at 250 West 55th Street in New York City and in Cambridge, Massachusetts. We are also finalizing design for the development of a 359 unit residential project adjacent to our mixed use office and retail complex in Reston Town Center. Although we have not yet made a decision to commence construction of any of these projects, we are encouraged that the markets have recovered to the point that plans for development are progressing.

Transactions during the three months ended March 31, 2011 included the following:

•

On January 14, 2011, we placed in-service approximately 57% of the office component of our Atlantic Wharf development project located in Boston, Massachusetts. The office component, which is comprised of approximately 790,000 net rentable square feet, is currently 79% leased.

•

On January 20, 2011, the Compensation Committee of our Board of Directors approved outperformance awards under our 1997 Stock Option and Incentive Plan to certain of our officers. These awards (the “2011 OPP Awards”) are part of a broad-based, long-term incentive compensation program designed to provide our management team with the potential to earn equity awards subject to our “outperforming” and creating shareholder value in a pay-for-performance structure. 2011 OPP Awards utilize total return to shareholders (“TRS”) over a three-year measurement period as the performance metric and include two years of time-based vesting after the end of the performance measurement period (subject to acceleration in certain events) as a retention tool. Recipients of 2011 OPP Awards will share in an outperformance pool if our TRS, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 1, 2011 to January 31, 2014, based on the average closing price of a share of our common stock of $93.38 for the five trading days prior to and including February 1, 2011. The aggregate reward that recipients of all 2011 OPP Awards can earn, as measured by the outperformance pool, is subject to a maximum cap of $40.0 million. The 2011 OPP Awards have an aggregate value of approximately $7.8 million, which amount will be amortized into earnings over the five-year plan period under the graded vesting method. Refer to Note 10 to the Consolidated Financial Statements.

•

On February 1, 2011, we completed the acquisition of Bay Colony Corporate Center in Waltham, Massachusetts for an aggregate purchase price of approximately $185.0 million. The purchase price consisted of approximately $41.1 million of cash and the assumption of approximately $143.9 million of indebtedness. The assumed debt is a securitized senior mortgage loan that bears interest at a fixed rate of 6.53% per annum and matures on June 11, 2012. The loan requires interest-only payments with a balloon payment due at maturity. Bay Colony Corporate Center is an approximately 970,000 net rentable square foot, four-building Class A office park situated on a 58-acre site in Waltham, Massachusetts.

•

On February 5, 2011, the measurement period for our 2008 OPP Awards expired and our TRS performance was not sufficient for employees to earn and therefore become eligible to vest in any of the 2008 OPP Awards. Accordingly, all 2008 OPP Awards were automatically forfeited and the

Operating Partnership repaid employees an amount equal to $0.25 (which is equal to what they paid upon acceptance of the award) multiplied by the number of 2008 OPP Awards previously received. We recorded a charge of $4.3 million related to the acceleration of the remaining unrecognized compensation expense during the three months ended March 31, 2011.

•

On March 1, 2011, we placed in-service approximately 13% of the office component of our 2200 Pennsylvania Avenue development project located in Washington, DC. The office component, which is comprised of approximately 460,000 net rentable square feet, is currently 84% leased.

•

On March 16, 2011, our Value-Added Fund extended the maturity date by two months to May 31, 2011 of the mortgage loan collateralized by its Mountain View Technology Park property located in Mountain View, California totaling approximately $24.7 million. The mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum and was scheduled to mature on March 31, 2011.

•

On March 26, 2011, a joint venture in which we have a 30% interest removed from service and commenced the redevelopment of 500 North Capitol Street, NW located in Washington, DC. On January 18, 2011, the joint venture entered into a lease with a major law firm for approximately 171,000 square feet of space. We expect to complete the redevelopment of the approximately 232,000 net rentable square foot Class A office project during the fourth quarter of 2012.

•

On March 31, 2011, a joint venture in which we have a 50% interest refinanced its construction loan collateralized by Annapolis Junction located in Annapolis, Maryland. The construction loan totaling approximately $42.7 million bore interest at a variable rate equal to LIBOR plus 1.00% per annum and was scheduled to mature on September 12, 2011. The new mortgage loan totaling approximately $42.3 million bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on March 31, 2018 with one, three-year extension option, subject to certain conditions.

•

During the three months ended March 31, 2011, we utilized our “at the market” (ATM) stock offering program to issue an aggregate of 3,695,215 shares of our common stock for gross proceeds of approximately $350.0 million and net proceeds of approximately $345.4 million. As of March 31, 2011, approximately $50.0 million remained available for issuance under this ATM program. We intend to use the net proceeds from the sales for general business purposes, which may include investment opportunities and debt reduction, and pending these uses we have invested the cash in short-term, interest bearing accounts.

Transactions completed subsequent to March 31, 2011:

•

From April 1, 2011 through April 5, 2011, we issued an aggregate of 533,778 shares of our common stock under our ATM program for gross proceeds of approximately $50.0 million and net proceeds of approximately $49.3 million. Our ATM stock offering program provided us with the ability to sell from time to time up to an aggregate of $400.0 million of our common stock through sales agents for a three-year period. No amount remains available for issuance under the ATM program.

•

On April 15, 2011, we entered into an agreement to convey a condominium interest in 75 Ames Street upon completion of the development of the property. 75 Ames Street is a vacant land parcel adjacent to our Cambridge Center West Garage and Seven Cambridge Center properties. We will serve as project manager for a 250,000 square foot research laboratory building to be developed on the site at the buyer’s expense. Gross proceeds will aggregate approximately $56.0 million in an all cash transaction in which we expect to realize net proceeds of approximately $47.5 million including $11.4 million of development fees for our services. The closing is subject to customary conditions and termination rights for transactions of this type. There can be no assurance that the closing will occur on the terms currently contemplated or at all.

•

On April 21, 2011, we entered into an agreement to sell our Carnegie Center portfolio located in Princeton, New Jersey for approximately $468.0 million. Carnegie Center is a sixteen building Class A office park set on 560 acres and totaling more than 2.0 million net rentable square feet. Carnegie Center represents all of our New Jersey segment, other than our One Tower Center property located in East Brunswick, New Jersey, with respect to which financial information is included in Note 11 to the

Consolidated Financial Statements. The agreement does not include the sale of our One Tower Center property. Under the terms of the agreement, either party may terminate the agreement at any time without any cost or payment to the other party. If the closing does not occur on or prior to June 21, 2011, which is the date by which we must complete the sale in order to include it as part of a “like kind exchange” under Section 1031 of the Internal Revenue Code, then the agreement will terminate. There can be no assurance that the sale will be consummated on the terms currently contemplated or at all.

•

On May 2, 2011, we placed in-service approximately 16% of our 510 Madison Avenue development project located in New York City. 510 Madison Avenue is an approximately 347,000 net rentable square foot Class A office property. The property is currently 36% leased.

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

Guidance in Accounting Standards Codification (“ASC”) 360 “Property Plant and Equipment” (“ASC 360”) requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that a sale of the property within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets, and the asset is written down to the lower of carrying value or fair market value.

Real estate is stated at depreciated cost. A variety of costs are incurred in the acquisition, development and leasing of properties. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Beginning January 1, 2009, we are required to expense costs the acquirer incurs to effect a business combination such as legal, due diligence and other closing related costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project commences and capitalization begins, and when a development project is substantially complete and held available for occupancy and capitalization must cease, involves a degree of judgment. Our capitalization policy on development properties is guided by guidance in ASC 835-20 “Capitalization of Interest” and ASC 970 “Real Estate—General.” The costs of land and buildings under development include specifically identifiable costs.

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

For the three months ended March 31, 2011, we recorded approximately $2.7 million of rental revenue representing the net adjustments of rents from “above-” and “below-market” leases. For the three months ended March 31, 2011, the impact of the straight-line rent adjustment increased rental revenue by approximately $18.5 million. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 4 to the Consolidated Financial Statements.

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

If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 7.0 years as of March 31, 2011. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized as revenue in the period during which the expenses are incurred. Tenant reimbursements are recognized and presented in accordance with guidance in ASC 605-45 “Principal Agent Considerations” (“ASC 605-45”). ASC 605-45 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We also receive reimbursement of payroll and payroll related costs from third parties which we reflect on a net basis.

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

Gains on sales of real estate are recognized pursuant to the provisions included in ASC 360-20 “Real Estate Sales” (“ASC 360-20”). The specific timing of the sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the criteria for the full accrual method are not met, we defer some or all of the gain recognition and account for the continued operations of the property by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the three months ended March 31, 2011 and 2010.

At March 31, 2011 and March 31, 2010, we owned or had interests in a portfolio of 150 and 143 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the three months ended March 31, 2011 and 2010 show separately the changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service or Acquired Portfolios.

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc., the most directly comparable GAAP financial measure, plus income attributable to noncontrolling interests, gains from investments in securities, losses from early extinguishments of debt, gain from suspension of development, depreciation and amortization, interest expense, acquisition costs, general and administrative expense, less gain on sale of real estate, income from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 130 properties totaling approximately 30.7 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2010 and owned through March 31, 2011. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after January 1, 2010 or disposed of on or prior to March 31, 2011. There were no properties that were sold or repositioned after January 1, 2010. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended March 31, 2011 and 2010 with respect to the properties which were placed in-service and acquired.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Total Property Portfolio
	2011	2010	Increase/ (Decrease)	% Change	2011	2010	2011	2010	2011	2010	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue:
Rental Revenue	$360,759	$362,190	$(1,431)	(0.40)%	$30,495	$—	$11,253	$—	$402,507	$362,190	$40,317	11.13%
Termination Income	1,992	1,034	958	92.65%	—	—	—	—	1,992	1,034	958	92.65%

Total Rental Revenue	362,751	363,224	(473)	(0.13)%	30,495	—	11,253	—	404,499	363,224	41,275	11.36%

Real Estate Operating Expenses	124,053	124,985	(932)	(0.75)%	13,004	—	2,914	—	139,971	124,985	14,986	11.99%

Net Operating Income, excluding hotel	238,698	238,239	459	0.19%	17,491	—	8,339	—	264,528	238,239	26,289	11.03%

Hotel Net Operating Income(1)	209	635	(426)	(67.09)%	—	—	—	—	209	635	(426)	(67.09)%

Consolidated Net Operating Income(1)	238,907	238,874	33	0.01%	17,491	—	8,339	—	264,737	238,874	25,863	10.83%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	7,428	8,944	(1,516)	(16.95)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	24,643	26,822	(2,179)	(8.12)%
Acquisition costs	—	—	—	—	—	—	—	—	72	—	72	100.00%
Gain from suspension of development	—	—	—	—	—	—	—	—	—	(7,200)	7,200	100.00%
Depreciation and amortization	91,996	83,075	8,921	10.74%	14,131	—	3,301	—	109,428	83,075	26,353	31.72%

Total Other Expenses	91,996	83,075	8,921	10.74%	14,131	—	3,301	—	134,143	102,697	31,446	30.62%

Operating Income	146,911	155,799	(8,888)	(5.70)%	3,360	—	5,038	—	138,022	145,121	(7,099)	(4.89)%
Other Income:
Income from unconsolidated joint ventures	—	—	—	—	—	—	—	—	7,976	7,910	66	0.83%
Interest and other income	—	—	—	—	—	—	—	—	974	1,710	(736)	(43.04)%
Gains from investments in securities	—	—	—	—	—	—	—	—	373	200	173	86.50%
Other Expenses:
Interest expense	—	—	—	—	—	—	—	—	99,151	92,029	7,122	7.74%
Losses from early extinguishments of debt	—	—	—	—	—	—	—	—	—	2,170	(2,170)	(100.00)%

Income from continuing operations									48,194	60,742	(12,548)	(20.66)%
Gain on sale of real estate									—	1,765	(1,765)	(100.00)%

Net income									48,194	62,507	(14,313)	(22.90)%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships									(529)	(804)	275	34.20%
Noncontrolling interest–redeemable preferred units of the Operating Partnership									(823)	(892)	69	7.74%
Noncontrolling interest—common units of the Operating Partnership									(6,029)	(7,870)	1,841	23.39%
Noncontrolling interest in gains on sales of real estate—common units of the Operating Partnership									—	(227)	227	100.00%

Net Income attributable to Boston Properties, Inc.									$40,813	$52,714	$(11,901)	(22.58)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 33. Hotel Net Operating Income for the three months ended March 31, 2011 and 2010 are comprised of Hotel Revenue of $5,948 and $5,903 less Hotel Expenses of $5,739 and $5,268, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio decreased approximately $1.4 million for the three months ended March 31, 2011 compared to 2010. The decrease was primarily the result of a decrease of approximately $2.2 million in rental revenue from our leases, partially offset by an increase in parking revenue of approximately $0.8 million. The decrease in rental revenue from our leases resulted from a decrease in occupancy in our Same Property Portfolio, partially offset by an increase in rental revenue per square foot, neither of which had a material impact. We expect our Same Property Portfolio net operating income to decline slightly for fiscal 2011 due to a decline in occupancy and lower rents achieved upon expirations of existing leases.

Termination Income

Termination income increased by approximately $1.0 million for the three months ended March 31, 2011 compared to 2010 due to a default by a 30,000 square foot law firm tenant in one of our New York City assets.

Termination income for the three months ended March 31, 2011 related to four tenants across the Same Property Portfolio and totaled approximately $2.0 million.

Termination income for the three months ended March 31, 2010 related to four tenants across the Same Property Portfolio and totaled approximately $1.0 million.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio decreased approximately $0.9 million for the three months ended March 31, 2011 compared to 2010. The decrease was primarily the result of a decrease in real estate taxes of approximately $1.5 million, offset by net increases in other operating expenses of approximately $0.6 million.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $8.9 million for the three months ended March 31, 2011 compared to 2010. The increase was primarily the result of the acceleration of depreciation expense during the three months ended March 31, 2011 totaling approximately $11.0 million in anticipation of the planned redevelopment of our 12300 & 12310 Sunrise Valley Drive properties located in Reston, Virginia.

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

On February 1, 2011, we completed the acquisition of Bay Colony Corporate Center in Waltham, Massachusetts for an aggregate purchase price of approximately $185.0 million. Bay Colony Corporate Center is an approximately 970,000 net rentable square foot, four-building Class A office park situated on a 58-acre site in Waltham, Massachusetts.

Rental Revenue

Rental revenue from our Properties Acquired Portfolio increased approximately $30.5 million, as detailed below:

Property	Date Acquired	Rental Revenue for the three months ended March 31,
		2011	2010	Change
		(in thousands)
John Hancock Tower and Garage	December 29, 2010	$26,837	$—	$26,837
Bay Colony Corporate Center	February 1, 2011	3,658	—	3,658

Total		$30,495	$—	$30,495

Real Estate Operating Expenses

Real estate operating expenses from our Properties Acquired Portfolio increased approximately $13.0 million, as detailed below:

Property	Quarter Placed In-Service	Real Estate Operating Expenses for the three months ended March 31,
		2011	2010	Change
		(in thousands)
John Hancock Tower and Garage	December 29, 2010	$10,968	$—	$10,968
Bay Colony Corporate Center	February 1, 2011	2,036	—	2,036

Total		$13,004	$—	$13,004

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Acquired Portfolio increased by approximately $14.1 million for the three months ended March 31, 2011 compared to 2010.

Properties Placed In-Service Portfolio

At March 31, 2011, we had three additional properties totaling approximately 1,607,000 square feet that were placed in-service or partially placed-in service between January 1, 2010 and March 31, 2011.

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $11.3 million, as detailed below:

Property	Quarter Placed In-Service	Rental Revenue for the three months ended March 31,
		2011	2010	Change
		(in thousands)
Weston Corporate Center	Second Quarter, 2010	$4,368	$—	$4,368
Atlantic Wharf—Office	First Quarter, 2011	6,522	—	6,522
2200 Pennsylvania Avenue	First Quarter, 2011	363	—	363

Total		$11,253	$—	$11,253

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $2.9 million, as detailed below:

Property	Quarter Placed In-Service	Real Estate Operating Expenses for the three months ended March 31,
		2011	2010	Change
		(in thousands)
Weston Corporate Center	Second Quarter, 2010	$613	$—	$613
Atlantic Wharf—Office	First Quarter, 2011	1,929	—	1,929
2200 Pennsylvania Avenue	First Quarter, 2011	372	—	372

Total		$2,914	$—	$2,914

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Placed In-Service Portfolio increased by approximately $3.3 million for the three months ended March 31, 2011 compared to 2010.

Other Operating Income and Expense Items

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property decreased by approximately $0.4 million for the three months ended March 31, 2011 as compared to 2010. We expect our hotel net operating income for fiscal 2011 to be between $8.0 million and $8.5 million.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the three months ended March 31, 2011 and 2010.

	2011	2010	Percentage Change
Occupancy	69.2%	74.4%	(7.0)%
Average daily rate	$174.05	$154.39	12.7%
Revenue per available room, REVPAR	$120.43	$114.87	4.8%

Development and Management Services

Development and management services income decreased approximately $1.5 million for the three months ended March 31, 2011 compared to 2010. The decrease was primarily due to the completion of our 20 F Street third-party development project in 2010. The Company is working on several new third-party development projects and anticipates development and management services income of between $25 million and $30 million for 2011.

General and Administrative

General and administrative expenses decreased approximately $2.2 million for the three months ended March 31, 2011 compared to 2010. Compensation expense decreased by approximately $1.6 million, primarily due to the accelerated expense during first quarter of 2010 of the remaining stock-based compensation granted between 2006 and 2009 to Edward H. Linde, our late Chief Executive Officer, as a result of his passing on January 10, 2010 totaling approximately $5.8 million, offset by the acceleration of the remaining unrecognized compensation expense totaling approximately $4.3 million associated with the termination of the 2008 OPP Awards during the first quarter of 2011. In addition, general and administrative expenses include a reduction in estimated corporate state taxes during the first quarter of 2011 of approximately $0.8 million.

Wages directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the three months ended March 31, 2011 and 2010 were approximately $2.6 million and $2.5 million, respectively. These costs are not included in the general and administrative expenses discussed above. We estimate our general and administrative expenses will be between $80 million and $82 million for fiscal 2011.

Acquisition Costs

Effective January 1, 2009, we were required to expense costs such as legal, due diligence and other closing costs that an acquirer incurs to effect a business combination. During the three months ended March 31, 2011, we incurred approximately $72,000 of acquisition costs. We did not incur any such expenses during the three months ended March 31, 2010.

Gain from Suspension of Development

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

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the three months ended March 31, 2011 compared to 2010, income from unconsolidated joint ventures increased by approximately $66,000. Refer to Note 4 to the Consolidated Financial Statements.

Interest and Other Income

Interest and other income decreased approximately $0.7 million for the three months ended March 31, 2011 compared to 2010 as a result of decreased average cash balances and the effect of lower overall interest rates. The average cash balances for the three months ended March 31, 2011 and March 31, 2010 were approximately $0.9 billion and $1.3 billion, respectively.

Gains from Investments in Securities

Gains from investments in securities for the three months ended March 31, 2011 and 2010 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for our officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to our officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the three months ended March 31, 2011 and 2010, respectively, we recognized gains of approximately $0.4 million and $0.2 million on these investments. By comparison, our general and administrative expense increased by approximately $0.4 million and $0.3 million during the three months ended March 31, 2011 and 2010, respectively, as a result of increases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $7.1 million for the three months ended March 31, 2011 compared to 2010 as detailed below:

Component	Change in interest expense for the three months ended March 31, 2011 and March 31, 2010
(in thousands)
Increases to interest expense due to:
Issuance of $700 million in aggregate principal of 5.625% senior notes due 2020 on April 19, 2010	$9,850
Issuance of $850 million of aggregate principal of 4.125% senior notes due 2021 on November 18, 2010	8,887
New mortgage/properties placed in-service financings	9,565

Total increases to interest expense	$28,302

Decreases to interest expense due to:
Repurchases of $236.3 million in aggregate principal of 2.875% exchangeable senior notes	$(1,804)
Redemption of $700 million in aggregate principal of 6.25% senior notes due 2013	(11,000)
Repayment of mortgage financings	(4,151)
Principal amortization of continuing debt and other (excluding senior notes)	(1,073)
Increase in capitalized interest costs	(3,152)

Total decreases to interest expense	$(21,180)

Total change in interest expense	$7,122

The following properties are included in the repayment of mortgage financings line item: Eight Cambridge Center, 202, 206 & 214 Carnegie Center, South of Market, Democracy Tower, 10 and 20 Burlington Mall Road, 91 Hartwell Avenue, 1330 Connecticut Avenue and Wisconsin Place Office. The following properties are included in the new mortgages/properties placed in-service financings line item: Reservoir Place, John Hancock Tower, Bay Colony Corporate Center, 510 Madison Avenue and Atlantic Wharf. As properties are placed in-service, we cease capitalizing interest and interest is then expensed.

We are actively working to refinance our approximately $454.1 million mortgage loan collateralized by our 601 Lexington Avenue property which matures on May 11, 2011. On an interim basis, we expect to refinance this loan with a secured draw under our Operating Partnership’s Unsecured Line of Credit and anticipate completing the refinancing with a new long-term secured mortgage of approximately $725 million. Based on current market conditions, interest rates and credit spreads, we anticipate a per annum interest rate of approximately 5%. Assuming we complete the refinancing on the terms currently contemplated, we anticipate our interest expense to be between approximately $407 million to $412 million for fiscal year 2011. This amount reflects the impact of approximately $32 million to $36 million of capitalized interest. The actual amount of our interest expense for fiscal 2011 will be impacted by, among other things, any additional indebtedness we incur, any pre-payments or repurchases of existing indebtedness, fluctuations in interest rates and any changes in our development activity. In the event we re-start construction activities on our 250 West 55th Street development site in New York City, we would begin capitalizing interest which would reduce our anticipated interest expense.

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Interest capitalized for the three months ended March 31, 2011 and 2010 was approximately $11.2 million and $8.1 million, respectively. These costs are not included in the interest expense referenced above.

At March 31, 2011, our variable rate debt consisted of our construction loan at Atlantic Wharf, our Operating Partnership’s $1.0 billion unsecured line of credit, which we refer to as the Unsecured Line of Credit, our secured financing at Reservoir Place and our cash secured financing at 510 Madison Avenue. For a summary of our consolidated debt as of March 31, 2011 and March 31, 2010 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Gain on sale of real estate

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

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships decreased by approximately $0.3 million for the three months ended March 31, 2011 compared to 2010.

For the three months ended March 31, 2010, noncontrolling interests in property partnerships consisted of the outside owners’ equity interests in the income from our 505 9th Street property and Wisconsin Place Office property.

For the three months ended March 31, 2011, noncontrolling interests in property partnerships consisted of the outside owner’s equity interest in the income from our 505 9th Street property. On December 23, 2010, we acquired the outside member’s 33.3% equity interest in our consolidated joint venture entity that owns the Wisconsin Place Office property for cash of approximately $25.5 million.

Noncontrolling interest—common units of the Operating Partnership

Noncontrolling interest—common units of the Operating Partnership decreased by approximately $2.1 million for the three months ended March 31, 2011 compared to 2010 primarily due to a decrease in allocable income.

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

The following table presents information on properties under construction as of March 31, 2011 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Square feet	Investment to Date(1)	Estimated Total Investment(1)	Percentage Leased(2)
Office
Atlantic Wharf(3)(4)	First Quarter, 2012	Boston, MA	1	790,000	$512,278	$552,900	79	%(4)
2200 Pennsylvania Avenue(5)	Second Quarter, 2012	Washington, DC	1	460,000	159,054	220,000	84	%(5)
510 Madison Avenue(6)	Fourth Quarter, 2012	New York, NY	1	347,000	326,227	375,000	36%
500 North Capitol Street(30% ownership)(7)	Fourth Quarter, 2013	Washington, DC	1	232,000	2,571	36,540	74%

Total Office Properties under Construction			4	1,829,000	$1,000,130	$1,184,440	72	%(5)(8)

Residential/Retail
Atlantic Wharf—Residential (86 units)(8)	Second Quarter, 2012	Boston, MA	1	78,000	$41,911	$47,100	N/A
Atlantic Wharf— Retail				10,000			55%
2221 I Street, NW—Residential (335 units)(9)	Third Quarter, 2012	Washington, DC	1	275,000	95,082	130,000	N/A
2221 Street, NW—Retail				50,000			100%

Total Residential Properties under Construction			2	413,000	$136,993	$177,100	93%

Total Properties under Construction			6	2,242,000	$1,137,123	$1,361,540	72%

(1)	Represents our share. Includes net revenue during lease up period and approximately $43.3 million of construction cost and leasing commission accruals.

(2)	Represents office and retail percentage leased as of May 2, 2011 and excludes residential space.
(3)	On October 1, 2010, we modified the construction facility by releasing from collateral the residential portion of the project and reducing the loan commitment from $215.0 million to $192.5 million. We have not drawn any amounts under this facility but we reserve the right to do so in the future.
(4)	Project includes 17,000 square feet of retail space.
(5)	Project includes 20,000 square feet of retail space and is subject to a ground lease which expires in 2068.
(6)	Estimated future equity requirements include approximately $8 million of capitalized interest.
(7)	On January 18, 2011, we executed an approximately 171,000 square foot lease. We commenced the redevelopment of the property on March 26, 2011.
(8)	Project costs includes residential and retail components. Estimated Total Investment is net of $12.0 million of proceeds from the sale of Federal historic tax credits.
(9)	Project costs includes residential and retail components and is subject to a ground lease expiring in 2068.

Contractual rental revenue, recoveries from tenants, other income from operations, available cash balances and draws on our Operating Partnership’s Unsecured Line of Credit are our principal sources of capital used to pay operating expenses, debt service, recurring capital expenditures and the minimum distribution required to enable us to maintain our REIT qualification. We seek to maximize income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our property management, leasing, and development and construction businesses, as well as the sale of assets from time to time. We believe our revenue, together with our cash balances and proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs.

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

Given the recent low interest rate environment and the opportunity to further enhance our capital position and elongate our debt maturity schedule, we have been active in the capital markets. We are actively working to refinance the $454.1 million fixed rate loan that is secured by 601 Lexington Avenue, which matures on May 11, 2011. We expect to refinance this loan with a secured draw under our line of credit on an interim basis while we finalize a refinancing with a new long-term secured mortgage of approximately $725 million. We also fully utilized our ATM stock offering program and issued an aggregate of 4,228,993 shares of our common stock for gross proceeds of approximately $400 million and net proceeds of approximately $395 million. In addition, we are in the process of renewing our Operating Partnership’s Unsecured Line of Credit, which expires in August 2011, for a new three-year term. Based on our expected funding needs and availability of other capital sources, we expect to reduce the overall size of the Unsecured Line of Credit from $1.0 billion to $750 million. Our remaining liquidity as of May 2, 2011, including available cash of approximately $700 million and full availability under our Operating Partnership’s Unsecured Line of Credit, is expected to provide sufficient capacity to fund the completion of our development pipeline and provide capital for future investments. In addition, we expect to complete (1) the sale of Carnegie Center by June 21, 2011 generating approximately $460 million of cash proceeds and (2) the refinancing of 601 Lexington Avenue generating approximately $270 million of additional cash proceeds in excess of the existing loan amount.

Our most significant capital commitments in 2011 are to fund our development program and repay or refinance expiring debt. We believe the quality of our assets and our strong balance sheet are attractive to lenders’ and equity investors’ current investment selectivity and should enable us to continue to access multiple sources of capital. Our unconsolidated joint venture portfolio has two loans maturing in 2011: Mountain View Research Park and Mountain View Technology Park which have balances of approximately $112 million and $25 million, respectively (of which our share is $44 million and $10 million, respectively).

In addition to our Operating Partnership’s Unsecured Line of Credit and property-specific debt, as of May 2, 2011, our Operating Partnership also had approximately $4.8 billion of unsecured senior notes outstanding (including approximately $1.8 billion of exchangeable senior notes). All of this debt either matures or is subject to repurchase at the holders’ option between 2012 and 2021. We are focused on our near-and medium-term debt maturities and, to date, we repurchased approximately $236.3 million of our Operating Partnership’s 2.875% exchangeable senior notes due 2037, which the holders may require us to repurchase in 2012, for approximately $236.6 million, and redeemed $700 million of our Operating Partnership’s 6.25% senior notes due 2013 for approximately $793.1 million, which included approximately $17.9 million of accrued and unpaid interest. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase unsecured senior notes and unsecured exchangeable senior notes for cash in open market purchases or privately negotiated transactions, or both. We will evaluate any such potential transactions in light of then-existing market conditions, taking into account the trading prices of the notes, our current liquidity and prospects for future access to capital.

The completion of our ongoing development through late 2012 is expected to be fully funded by available draws from construction loans. We are also working towards the commencement of several new developments that could commence in 2011 or 2012 with estimated future funding requirements of approximately $875 million. With available cash, access to our Operating Partnership’s Unsecured Line of Credit, proceeds from assets sales and the anticipated cash flow generated by the operating portfolio, we believe we have sufficient capacity to fund our remaining capital requirements, our foreseeable potential development activity and pursue attractive additional investment opportunities.

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

Sales

We structured the acquisitions of the John Hancock Tower and the purchase of the noncontrolling interest in Wisconsin Place Office as reverse like-kind exchanges under Section 1031 of the Internal Revenue Code, which are intended to provide us the flexibility to sell certain assets within 180 days of the closings, defer any taxable gain and thereby retain capital for future investments or the reduction of debt. On April 21, 2011, we signed an agreement to sell our Carnegie Center portfolio located in Princeton, New Jersey for approximately $468.0 million. We intend to complete the sale as part of such a like kind exchange, which would enable us to defer gain recognition and retain capital for other business purposes. There can be no assurance that the sale will be consummated on the terms currently contemplated or at all. To the extent that we sell assets and cannot efficiently use the proceeds in a tax deferred manner for either our development activities or attractive acquisitions, we would, at the appropriate time, decide whether it is better to declare a special dividend, adopt a stock repurchase program, reduce our indebtedness or retain the cash for future investment opportunities. Such a decision will depend on many factors including, among others, the timing, availability and terms of development and acquisition opportunities, our then-current and anticipated leverage, the cost and availability of capital from other sources, the price of our common stock and REIT distribution requirements. At a minimum, we expect that we would distribute at least that amount of proceeds necessary for us to avoid paying corporate level tax on the applicable gains realized from any asset sales.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were approximately $0.7 billion and $1.2 billion at March 31, 2011 and 2010, respectively, representing a decrease of approximately $0.5 billion. The following table sets forth changes in cash flows:

	Three months ended March 31,
	2011	2010	Increase
	(in thousands)
Net cash provided by operating activities	$132,284	$60,094	$72,190
Net cash used in investing activities	(121,029)	(152,946)	31,917
Net cash provided by (used in) financing activities	257,102	(135,689)	392,791

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

Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash used in investing activities for the three months ended March 31, 2011 and 2010 consisted primarily of funding our development projects and the acquisition of Bay Colony Corporate Center, as detailed below:

	Three months ended March 31,
	2011	2010
	(in thousands)
Acquisitions of real estate	$(41,100)	$—
Construction in progress	(64,877)	(92,492)
Building and other capital improvements	(8,874)	(4,196)
Tenant improvements	(14,251)	(22,719)
Deposit on real estate released from escrow	10,000	—
Capital contributions to unconsolidated joint ventures	(1,232)	(36,093)
Investments in securities, net	(695)	2,554

Net cash used in investing activities	$(121,029)	$(152,946)

Cash used in investing activities decreased by approximately $31.9 million primarily due to the following:

•

On February 1, 2011, we completed the acquisition of Bay Colony Corporate Center for an aggregate purchase price of approximately $185.0 million. The purchase price consisted of approximately $41.1 million of cash and the assumption of approximately $143.9 million of indebtedness. In connection with this transaction, we deposited $10.0 million in escrow, which was returned to us at closing.

•	Construction in progress for the quarter ended March 31, 2010 includes costs associated with the development of Atlantic Wharf, 2200 Pennsylvania Avenue and Waltham Weston Corporate Center.

Construction in progress for the quarter ended March 31, 2011 includes ongoing expenditures associated with our Atlantic Wharf and 2200 Pennsylvania Avenue developments, both of which were partially placed in-service during the first quarter of 2011. In addition, we incurred costs associated with the completion of 510 Madison Avenue, which was partially placed in service in May 2011. The completion of our ongoing development through late 2012 is expected to be fully funded by available draws from construction loans. We are also working towards the commencement of several new developments that could begin in 2011 or 2012 with estimated future funding requirements of approximately $875 million.

•	Tenant improvement costs decreased by approximately $8.5 million due to the completion and occupancy of large tenant projects in 2010.

•

Capital contributions to unconsolidated joint ventures decreased by approximately $34.9 million primarily due to a capital contribution to the joint venture that owns our 125 West 55th Street property in connection with the refinancing of the property in the quarter ended March 31, 2010.

Cash provided by financing activities for the three months ended March 31, 2011 totaled approximately $257.1 million. This consisted primarily of the net proceeds from the issuance of shares of our common stock under our ATM program, offset by the payments of dividends and distributions to our shareholders and the unitholders of our Operating Partnership. Future debt payments are discussed below under the heading “Capitalization-Debt Financing.”

Capitalization

At March 31, 2011, our total consolidated debt was approximately $7.9 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 5.54% (with a coupon/stated rate of 5.10%) and the weighted-average maturity was approximately 5.1 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $23.7 billion at March 31, 2011. Total consolidated market capitalization was calculated using the March 31, 2011 closing stock price of $94.85 per common share and the following: (1) 145,058,429 shares of our common stock, (2) 18,383,311 outstanding common units of partnership interest in Boston Properties Limited Partnership (excluding common units held by Boston Properties, Inc.), (3) an aggregate of 1,460,688 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest in Boston Properties Limited Partnership, (4) an aggregate of 1,664,345 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (5) our consolidated debt totaling approximately $7.9 billion. The calculation of total consolidated market capitalization does not include 400,000 2011 OPP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at March 31, 2011, represented approximately 33.44% of our total consolidated market capitalization. This percentage will fluctuate with changes in the market value of our common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Debt Financing

As of March 31, 2011, we had approximately $7.9 billion of outstanding consolidated indebtedness, representing approximately 33.44% of our total consolidated market capitalization as calculated above consisting of approximately (1) $3.017 billion (net of discount) in publicly traded unsecured senior notes (excluding exchangeable senior notes) having a weighted-average interest rate of 5.38% per annum and maturities in 2013, 2015, 2019, 2020 and 2021; (2) $430.3 million (net of adjustment for the equity component allocation) of exchangeable senior notes having a GAAP interest rate of 5.958% per annum (an effective rate of 3.787% per annum, excluding the effect of the adjustment for the equity component allocation), an initial optional redemption date in 2013 and maturity in 2036; (3) $611.6 million (net of discount and adjustment for the equity component allocation) of exchangeable senior notes having a GAAP interest rate of 5.630% per annum (an effective rate of 3.462% per annum, excluding the effect of the adjustment for the equity component allocation), an initial optional redemption date in 2012 and maturing in 2037; (4) $690.6 million (net of discount and the adjustment for the equity component allocation ) of exchangeable senior notes having a GAAP interest rate of 6.555% per annum (an effective rate of 4.037%, excluding the effect of the adjustment for the equity component allocation) and maturing in 2014; (5) $267.5 million of debt fully secured by cash deposits having a GAAP interest rate of LIBOR plus 0.30% per annum and maturing February 24, 2012 and (6) $2.9 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 5.83% per annum and weighted-average term of 4.5 years. The table below summarizes our mortgage notes payable, our unsecured senior notes and our Unsecured Line of Credit at March 31, 2011 and March 31, 2010:

	March 31,
	2011	2010
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable	$2,870,525	$2,242,650
Variable rate mortgage notes payable	317,500	394,884
Unsecured senior notes, net of discount	3,016,743	2,172,525
Unsecured exchangeable senior notes, net of discount and adjustment for the equity component allocation	1,732,496	1,864,840

Total	$7,937,264	$6,674,899

Percent of total debt:
Fixed rate	96.00%	94.08%
Variable rate	4.00%	5.92%

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	5.73%	6.12%
Variable rate	0.99%	1.97%

Total	5.54%	5.87%

Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	5.28%	5.44%
Variable rate	0.86%	1.75%

Total	5.10%	5.22%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates. As of March 31, 2011, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 0.60% per annum.

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

As of March 31, 2011, we had no borrowings and outstanding letters of credit totaling approximately $24.2 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $975.8 million. As of May 2, 2011, we had no borrowings outstanding under the Unsecured Line of Credit.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of March 31, 2011 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.381%	$182,432	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.291%	42,568	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.693%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021

Total principal			3,025,000
Net unamortized discount			(8,257)

Total			$3,016,743

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 25 basis points in the case of the $250 million of notes that mature on June 1, 2015, 40 basis points in the case of the $700 million of notes that mature on October 15, 2019 and 30 basis points in the case of the $700 million and $850 million of notes that mature on November 15, 2020 and May 15, 2021, respectively), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our unsecured senior notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of March 31, 2011, we believe we were in compliance with each of these financial restrictions and requirements.

Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of March 31, 2011 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
2.875% Exchangeable Senior Notes	2.875%	3.462%	7.0430	(3)	626,194	February 20, 2012(4)	February 15, 2037
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(5)	450,000	May 18, 2013(6)	May 15, 2036

Total principal					1,823,694
Net unamortized discount					(7,075)
Adjustment for the equity component allocation, net of accumulated amortization					(84,123)

Total					$1,732,496

(1)	Yield on issuance date including the effects of discounts on the notes but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of our common stock). In addition, we entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions were expected to have the effect of increasing the effective exchange price to us of the notes from $117.58 to approximately $137.17 per share (subject to adjustment), representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of our common stock. The net cost of the capped call transactions was approximately $44.4 million. As of March 31, 2011, the effective exchange price was $135.66 per share.
(3)	In connection with the special dividend of $5.98 per share of common stock declared on December 17, 2007, the exchange rate was adjusted from 6.6090 to 7.0430 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $141.98 per share of our common stock.
(4)	Holders may require our Operating Partnership to repurchase the notes for cash on February 15, 2012, 2017, 2022, 2027 and 2032 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.
(5)	In connection with the special dividend of $5.98 per share of common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of our common stock.
(6)	Holders may require our Operating Partnership to repurchase the notes for cash on May 18, 2013 and May 15, 2016, 2021, 2026 and 2031 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgage notes payable at March 31, 2011:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
599 Lexington Avenue	5.57%	5.41%	$750,000	$—	$750,000	(2)(3)	March 1, 2017
John Hancock Tower	5.68%	5.05%	640,500	22,018	662,518	(1)(3)	January 6, 2017
601 Lexington Avenue	7.19%	7.24%	454,145	106	454,251	(1)	May 11, 2011
Embarcadero Center Four	6.10%	7.02%	373,524	—	373,524	(4)	December 1, 2016
510 Madison Avenue	0.56%	0.64%	267,500	—	267,500	(3)(5)	February 24, 2012
Bay Colony Corporate Center	6.53%	3.98%	143,900	4,679	148,579	(1)(3)	June 11, 2012
505 9th Street	5.73%	5.87%	127,397	—	127,397	(6)	November 1, 2017
One Freedom Square	7.75%	5.34%	66,662	1,439	68,101	(1)(7)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.55%	5.58%	63,000	—	63,000	(3)	October 1, 2014
140 Kendrick Street	7.51%	5.25%	49,836	1,836	51,672	(1)	July 1, 2013
Reservoir Place	2.46%	2.84%	50,000	—	50,000	(8)	July 30, 2014
New Dominion Tech Park, Bldg. One	7.69%	7.84%	48,346	—	48,346		January 15, 2021
Kingstowne Two and Retail	5.99%	5.61%	37,584	646	38,230	(1)	January 1, 2016
Montvale Center	9.93%	10.07%	25,000	—	25,000	(9)	June 6, 2012
Sumner Square	7.35%	7.54%	24,481	—	24,481		September 1, 2013
Kingstowne One	5.96%	5.68%	18,185	159	18,344	(1)	May 5, 2013
University Place	6.94%	6.99%	17,082	—	17,082		August 1, 2021
Atlantic Wharf	N/A	N/A	—	—	—	(10)	April 21, 2012

Total			$3,157,142	$30,883	$3,188,025

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount is reducing our interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(4)	On November 13, 2008, we closed on an eight-year, $375.0 million mortgage loan collateralized by this property. The mortgage loan bears interest at a fixed rate of 6.10% per annum. Under our interest rate hedging program, we are reclassifying into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss resulting in an effective interest rate of 7.02% per annum.
(5)	The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.30% per annum and is fully secured by cash deposits.
(6)	This property is owned by a consolidated joint venture in which we have a 50% interest.
(7)	We have agreed to guarantee approximately $7.9 million related to our obligation to provide funds for certain tenant re-leasing costs.
(8)	The mortgage financing currently bears interest at a variable rate equal to Eurodollar plus 2.20% per annum.
(9)	On several occasions in late 2010 and early 2011, we notified the master servicer of the non-recourse mortgage loan collateralized by our Montvale Center property located in Gaithersburg, Maryland, that the cash flows generated from the property were insufficient to fund debt service payments and capital improvements necessary to lease and operate the property and that we were not prepared to fund any cash shortfalls. Accordingly, we requested that the loan be placed with the special servicer. We have ceased making debt service payments and are currently in default. We are currently accruing interest at the default interest rate of 9.93% per annum. We are in discussions with the special servicer, but there can be no assurance as to the timing and ultimate resolution of these discussions.
(10)	We have not drawn any amounts under this construction loan facility. The construction financing bears interest at a variable rate equal to LIBOR plus 3.00% per annum and matures on April 21, 2012 with two, one-year extension options, subject to certain conditions.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

We have investments in thirteen unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 25% to 60%. Ten of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At March 31, 2011, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $3.2 billion (of which our proportionate share is approximately $1.8 billion). The table below summarizes the outstanding debt of these joint venture properties at March 31, 2011. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
General Motors Building:
Secured 1st Mortgage	60%	5.95%	6.50%	$1,300,000	$(42,759)	$1,257,241	(1)(2)(3)	October 7, 2017
Mezzanine Loan	60%	6.02%	8.00%	306,000	(34,694)	271,306	(1)(2)(4)	October 7, 2017
Partner Loans	60%	11.00%	11.00%	450,000	—	450,000	(5)	June 9, 2017
125 West 55th Street	60%	6.09%	6.15%	204,715	—	204,715	(6)	March 10, 2020
Two Grand Central Tower	60%	6.00%	6.07%	177,979	—	177,979		April 10, 2015
540 Madison Avenue	60%	5.20%	6.75%	118,900	(3,713)	115,187	(1)(7)	July 11, 2013
Metropolitan Square	51%	5.75%	5.81%	175,000	—	175,000		May 5, 2020
Market Square North	50%	4.85%	4.90%	130,000	—	130,000		October 1, 2020
Annapolis Junction	50%	1.26%	1.35%	42,250	—	42,250	(2)(8)	March 31, 2018
Mountain View Tech. Park	39.5%	5.50%	5.84%	24,703	—	24,703	(2)(9)(10)	May 31, 2011
Mountain View Research Park	39.5%	5.20%	5.44%	112,138	—	112,138	(2)(9)(11)	May 31, 2011
500 North Capitol Street	30%	5.75%	6.32%	22,000	—	22,000	(2)(12)	March 31, 2013
901 New York Avenue	25%	5.19%	5.27%	161,875	—	161,875		January 1, 2015
300 Billerica Road	25%	5.69%	6.04%	7,500	—	7,500	(2)(9)	January 1, 2016

Total				$3,233,060	$(81,166)	$3,151,894

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	The loan requires interest only payments with a balloon payment due at maturity.
(3)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of March 31, 2011, the maximum funding obligation under the guarantee was approximately $15.7 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(4)	Principal amount does not include the assumed mezzanine loan with an aggregate principal amount of $294.0 million and a stated rate of 6.02% per annum, as the venture acquired the lenders’ interest in this loan for a purchase price of approximately $263.1 million in cash.
(5)	In connection with the capitalization of the joint venture, loans in an aggregate of $450.0 million were funded by the venture’s partners on a pro-rata basis. Our share of the partner loans totaling $270.0 million has been reflected in Related Party Note Receivable on our Consolidated Balance Sheets.
(6)	In connection with the refinancing of this property’s secured loan by the joint venture, we have guaranteed the joint venture’s obligation to fund an escrow related to certain lease rollover costs in lieu of an initial cash deposit for the full amount. The maximum funding obligation under the guarantee was $21.3 million. At closing, the joint venture funded a $10.0 million cash deposit into an escrow account and the remaining $11.3 million will be further reduced with scheduled monthly deposits from operating cash flows. As of March 31, 2011, the maximum funding obligation under the guarantee was approximately $5.9 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.
(7)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund tenant improvements and leasing commissions.
(8)

On March 31, 2011, the construction loan was refinanced to a permanent loan. The construction loan totaling approximately $42.7 million bore interest at a variable rate equal to LIBOR plus 1.00% per annum and was scheduled to mature on

September 12, 2011. The new mortgage loan totaling approximately $42.3 million bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on March 31, 2018 with one, three-year extension option, subject to certain conditions.

(9)	This property is owned by the Value-Added Fund.
(10)	On March 16, 2011, our Value-Added Fund extended the maturity date by two months to May 31, 2011. The mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum and was scheduled to mature on March 31, 2011. The Value-Added Fund entered into an interest rate swap contract to fix the one-month LIBOR index rate at 4.085% per annum on a notional amount of $24 million. The swap contract went into effect on June 12, 2008 and expired on March 31, 2011.
(11)	Mortgage financing totals $120.0 million (of which $103.0 million was drawn at closing, $9.1 million was drawn to fund tenant and capital costs as of March 31, 2011). The mortgage bears interest at a variable rate of LIBOR plus 1.75% and matures on May 31, 2011 with two, one-year extension options, subject to certain conditions. We do not currently expect to satisfy the conditions for extending the maturity date. We are currently in discussions with the lenders regarding a short-term extension of the loan. The Value-Added Fund has guaranteed the payment of interest on the loan. In addition, the Value-Added Fund has entered into three interest rate swap contracts to fix the one-month LIBOR index rate at 3.63% per annum on an aggregate notional amount of $103 million. The swap contracts went into effect on June 2, 2008 and expired on April 1, 2011.
(12)	Mortgage loan bears interest at a variable rate equal to the greater of (1) the prime rate, as defined in the loan agreement, or (2) 5.75% per annum.

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

The mortgages on our properties typically contain requirements concerning the financial ratings of the insurers who provide policies covering the property. We provide the lenders on a regular basis with the identity of the insurance companies in our insurance programs. The ratings of some of our insurers are below the rating requirements in some of our loan agreements and the lenders for these loans could attempt to claim an event of default has occurred under the loan. We believe we could obtain insurance with insurers which satisfy the rating requirements. Additionally, in the future our ability to obtain debt financing secured by individual properties, or the terms of such financing, may be adversely affected if lenders generally insist on ratings for insurers or amounts of insurance which are difficult to obtain or which result in a commercially unreasonable premium. There can be no assurance that a deficiency in the financial ratings of one or more of our insurers will not have a material adverse effect on us.

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

The following table presents a reconciliation of net income attributable to Boston Properties, Inc. to FFO for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net income attributable to Boston Properties, Inc.	$40,813	$52,714
Add:
Noncontrolling interest in gain on sale of real estate—common units of the Operating Partnership	—	227
Noncontrolling interest—common units of the Operating Partnership	6,029	7,870
Noncontrolling interest—redeemable preferred units of the Operating Partnership	823	892
Noncontrolling interests in property partnerships	529	804
Less:
Gain on sale of real estate	—	1,765

Income from continuing operations	48,194	60,742
Add:
Real estate depreciation and amortization(1)	136,104	113,618
Less:
Noncontrolling interests in property partnerships’ share of funds from operations	993	1,755
Noncontrolling interest—redeemable preferred units of the Operating Partnership	823	892

Funds from operations attributable to the Operating Partnership	$182,482	$171,713
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	22,502	22,117

Funds from Operations attributable to Boston Properties, Inc.	$159,980	$149,596

Boston Properties, Inc.’s percentage share of Funds from Operations—basic	87.67%	87.12%
Weighted-average shares outstanding—basic	142,095	138,931

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $109,428 and $83,075, our share of unconsolidated joint venture real estate depreciation and amortization of $27,065 and $31,013, less corporate related depreciation and amortization of $389 and $470 for the three months ended March 31, 2011 and 2010, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)		(in thousands)
Basic FFO	$182,482	162,082	$171,713	159,472
Effect of Dilutive Securities
Convertible Preferred Units	823	1,461	892	1,461
Stock Based Compensation	—	409	—	666

Diluted FFO	$183,305	163,952	$172,605	161,599
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	22,346	19,987	21,940	20,541

Boston Properties, Inc.’s share of Diluted FFO(1)	$160,959	143,965	$150,665	141,058

(1)	Our share of diluted Funds from Operations was 87.81% and 87.29% for the quarter ended March 31, 2011 and 2010, respectively.

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

With respect to our tenant-related obligations, during the first quarter of 2011, we paid approximately $23.4 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $59.4 million of new tenant-related obligations associated with leases signed during the quarter. The new tenant-related obligations that we incurred related to leases that we signed during the first quarter of 2011 for a total of approximately 1.5 million square feet of space, with average tenant-related obligations, including tenant improvements and leasing commissions, of approximately $40 per square foot.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2011, approximately $7.6 billion of our consolidated borrowings bore interest at fixed rates and approximately $317.5 million of our consolidated borrowings bore interest at variable rates. The fair value of these instruments is affected by changes in market interest rates. As of March 31, 2011, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 0.60% per annum (for an all-in rate as of March 31, 2011 of 0.86% per annum). The GAAP weighted-average interest rate on the variable rate debt as of March 31, 2011 was 0.99% per annum. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, refer to Note 4 to the Consolidated Financial Statements and “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2011	2012	2013	2014	2015	2016+	Total	Estimated Fair Value
	(dollars in thousands)

	Secured debt
Fixed Rate	$472,259	$255,800	$104,732	$80,398	$18,469	$1,938,867	$2,870,525	$2,922,864
Average Interest Rate	7.19%	5.10%	5.99%	5.75%	6.38%	5.67%	5.88%
Variable Rate	—	267,845	827	48,828	—	—	317,500	318,242

	Unsecured debt
Fixed Rate	$—	$—	$224,892	$—	$549,176	$2,242,675	$3,016,743	$3,203,898
Average Interest Rate	—	—	6.36%	—	5.47%	5.26%	5.38%
Variable Rate	—	—	—	—	—	—	—	—

	Unsecured exchangeable debt
Fixed Rate(1)	$—	$623,216	$450,000	$743,403	$—	$—	$1,816,619	$1,974,640
Adjustment for the equity component allocation	(29,441)	(29,192)	(23,052)	(2,438)	—	—	(84,123)

Total Fixed Rate	(29,441)	594,024	426,948	740,965	—	—	1,732,496
Average Interest Rate	—	5.63%	5.96%	6.56%	—	—	6.08%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$442,818	$1,117,669	$757,399	$870,191	$567,645	$4,181,542	$7,937,264	$8,419,644

(1)	Amounts are included in the year in which the first optional redemption date occurs (or, in the case of the exchangeable notes due 2014, the year of maturity).

At March 31, 2011, the weighted-average coupon/stated rates on all of our fixed and variable rate debt was 5.28% and 0.86%, respectively. The weighted-average coupon/stated rates for our unsecured debt and unsecured exchangeable debt was 5.30% and 3.67%, respectively.

At March 31, 2011, our outstanding variable rate debt based on LIBOR/Eurodollar totaled approximately $317.5 million. At March 31, 2011, the weighted-average interest rate on our variable rate debt was approximately 0.99% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased by approximately $0.8 million for the three months ended March 31, 2011.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of our fiscal year ending December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1—Legal Proceedings.

We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A—Risk Factors.

Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the three months ended March 31, 2011, we issued an aggregate of 1,001,000 shares Common Stock in exchange for 1,001,000 common units of limited partnership held by certain limited partners of our Operating Partnership. These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(2) based upon factual representations received from the limited partners who received the common shares.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
January 1, 2011 – January 31, 2011	12,578	(1)	$89.52	N/A	N/A
February 1, 2011 – February 28, 2011	—		—	N/A	N/A
March 1, 2011 – March 31, 2011	—		—	N/A	N/A

Total	12,578	(1)	$89.52	N/A	N/A

(1)	Represents shares of Common Stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted Common Stock.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—(Removed and Reserved)

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits

(a) Exhibits

10.1	—	Director Appointment Agreement, dated as of January 20, 2011, by and between Matthew J. Lustig and Boston Properties, Inc. (Incorporated by reference to Exhibit 10.55 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 25, 2011).

10.2	—	Form of 2011 Outperformance Award Agreement. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 21, 2011.)

12.1	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Dividends.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	—

The following materials from Boston Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

BOSTON PROPERTIES, INC.

May 9, 2011	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)