Form 10-Q
period 2012-03-31
BOSTON PROPERTIES INC
filed 2012-05-08
CIK 1037540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	149,815,412
(Class)	(Outstanding on May 2, 2012)

BOSTON PROPERTIES, INC.

FORM 10-Q

for the quarter ended March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1—Financial	Statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and par value amounts)

	March 31, 2012	December 31, 2011
ASSETS
Real estate, at cost	$12,937,143	$12,303,965
Construction in progress	870,006	818,685
Land held for future development	268,030	266,822
Less: accumulated depreciation	(2,722,605)	(2,642,986)

Total real estate	11,352,574	10,746,486
Cash and cash equivalents	591,196	1,823,208
Cash held in escrows	30,697	40,332
Investments in securities	11,193	9,548
Tenant and other receivables (net of allowance for doubtful accounts of $1,370 and $1,766, respectively)	68,275	79,838
Related party notes receivable	281,177	280,442
Interest receivable from related party notes receivable	95,126	89,854
Accrued rental income (net of allowance of $2,631 and $2,515, respectively)	541,153	522,675
Deferred charges, net	500,957	445,403
Prepaid expenses and other assets	73,132	75,458
Investments in unconsolidated joint ventures	667,377	669,722

Total assets	$14,212,857	$14,782,966

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$2,946,760	$3,123,267
Unsecured senior notes (net of discount of $9,631 and $9,814, respectively)	3,865,369	3,865,186
Unsecured exchangeable senior notes (net of discount of $2,720 and $3,462, respectively)	1,148,497	1,715,685
Unsecured line of credit	—	—
Accounts payable and accrued expenses	165,441	155,139
Dividends and distributions payable	92,615	91,901
Accrued interest payable	97,997	69,105
Other liabilities	324,826	293,515

Total liabilities	8,641,505	9,313,798

Commitments and contingencies	—	—

Noncontrolling interest:
Redeemable preferred units of the Operating Partnership	51,537	55,652

Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 149,463,241 and 148,186,511 issued and 149,384,341 and 148,107,611 outstanding at March 31, 2012 and December 31, 2011, respectively	1,494	1,481
Additional paid-in capital	5,050,547	4,936,457
Dividends in excess of earnings	(70,609)	(53,080)
Treasury common stock at cost, 78,900 shares at March 31, 2012 and December 31, 2011	(2,722)	(2,722)
Accumulated other comprehensive loss	(15,558)	(16,138)

Total stockholders’ equity attributable to Boston Properties, Inc.	4,963,152	4,865,998
Noncontrolling interests:
Common units of the Operating Partnership	557,930	548,581
Property partnerships	(1,267)	(1,063)

Total equity	5,519,815	5,413,516

Total liabilities and equity	$14,212,857	$14,782,966

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31,
	2012	2011
	(in thousands, except for per share amounts)
Revenue
Rental
Base rent	$357,701	$338,925
Recoveries from tenants	52,568	45,849
Parking and other	22,428	19,064

Total rental revenue	432,697	403,838
Hotel revenue	6,816	5,948
Development and management services	8,149	7,428

Total revenue	447,662	417,214

Expenses
Operating
Rental	157,506	139,630
Hotel	6,099	5,739
General and administrative	27,619	24,643
Transaction costs	2,104	72
Depreciation and amortization	109,673	109,237

Total expenses	303,001	279,321

Operating income	144,661	137,893
Other income (expense)
Income from unconsolidated joint ventures	11,721	7,976
Interest and other income	1,646	974
Gains from investments in securities	801	373
Gains from early extinguishments of debt	767	—
Interest expense	(103,237)	(98,525)

Income from continuing operations	56,359	48,691
Discontinued operations
Loss from discontinued operations	(156)	(497)
Gain on forgiveness of debt from discontinued operations	17,807	—

Net income	74,010	48,194
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnership	(546)	(529)
Noncontrolling interest—redeemable preferred units of the Operating Partnership	(801)	(823)
Noncontrolling interest—common units of the Operating Partnership	(6,089)	(6,090)
Noncontrolling interest in discontinued operations—common units of the Operating Partnership	(1,942)	61

Net income attributable to Boston Properties, Inc.	$64,632	$40,813

Basic earnings per common share attributable to Boston Properties, Inc.:
Income from continuing operations	$0.33	$0.29
Discontinued operations	0.11	—

Net income	$0.44	$0.29

Weighted average number of common shares outstanding	148,343	142,095

Diluted earnings per common share attributable to Boston Properties, Inc.:
Income from continuing operations	$0.33	$0.29
Discontinued operations	0.10	—

Net income	$0.43	$0.29

Weighted average number of common and common equivalent shares outstanding	148,746	142,504

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
	March 31,
	2012	2011
	(in thousands)
Net income	$74,010	$48,194
Other comprehensive income:
Amortization of interest rate contracts	649	649

Other comprehensive income	649	649

Comprehensive income	74,659	48,843
Net income attributable to noncontrolling interests	(9,378)	(7,381)
Other comprehensive income attributable to noncontrolling interests	(69)	(80)

Comprehensive income attributable to Boston Properties, Inc.	$65,212	$41,382

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Equity, December 31, 2011	148,108	$1,481	$4,936,457	$(53,080)	$(2,722)	$(16,138)	$547,518	$5,413,516
Conversion of operating partnership units to Common Stock	200	2	6,024	—	—	—	(6,026)	—
Reallocation of noncontrolling interest	—	—	(3,638)	—	—	—	3,638	—
Conversion of redeemable preferred units to common units	—	—	—	—	—	—	4,115	4,115
Allocated net income for the year	—	—	—	64,632	—	—	8,577	73,209
Dividends/distributions declared	—	—	—	(82,161)	—	—	(10,064)	(92,225)
Sale of common stock, net of offering costs	1,049	11	109,319	—	—	—	—	109,330
Shares issued pursuant to stock purchase plan	4	—	381	—	—	—	—	381
Net activity from stock option and incentive plan	23	—	2,004	—	—	—	9,586	11,590
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	(750)	(750)
Amortization of interest rate contracts	—	—	—	—	—	580	69	649

Equity, March 31, 2012	149,384	$1,494	$5,050,547	$(70,609)	$(2,722)	$(15,558)	$556,663	$5,519,815

Equity, December 31, 2010	140,199	$1,402	$4,417,162	$(24,763)	$(2,722)	$(18,436)	$591,550	$4,964,193
Conversion of operating partnership units to Common Stock	1,031	11	29,205	—	—	—	(29,216)	—
Reallocation of noncontrolling interest	—	—	(25,778)	—	—	—	25,778	—
Allocated net income for the year	—	—	—	40,813	—	—	6,558	47,371
Dividends/distributions declared	—	—	—	(72,529)	—	—	(10,078)	(82,607)
Sale of common stock, net of offering costs	3,695	37	345,332	—	—	—	—	345,369
Shares issued pursuant to stock purchase plan	4	—	312	—	—	—	—	312
Net activity from stock option and incentive plan	129	1	5,426	—	—	—	9,245	14,672
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	(500)	(500)
Amortization of interest rate contracts	—	—	—	—	—	569	80	649

Equity, March 31, 2011	145,058	$1,451	$4,771,659	$(56,479)	$(2,722)	$(17,867)	$593,417	$5,289,459

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2012	2011
	(in thousands)

Cash flows from operating activities:
Net income	$74,010	$48,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,737	109,428
Non-cash compensation expense	11,358	11,856
Income from unconsolidated joint ventures	(11,721)	(7,976)
Distributions of net cash flow from operations of unconsolidated joint ventures	8,972	7,663
Gains from investments in securities	(801)	(373)
Non-cash portion of interest expense	11,839	13,434
Settlement of accreted debt discount on repurchases of unsecured exchangeable senior notes	(68,760)	—
Gains from early extinguishments of debt	(914)	—
Gain on forgiveness of debt from discontinued operations	(17,807)	—
Change in assets and liabilities:
Cash held in escrows	9,359	(7,661)
Tenant and other receivables, net	22,686	6,073
Accrued rental income, net	(19,266)	(20,434)
Prepaid expenses and other assets	6,983	(29,432)
Accounts payable and accrued expenses	1,563	(9,134)
Accrued interest payable	31,073	25,743
Other liabilities	8,883	(5,940)
Tenant leasing costs	(7,933)	(9,157)

Total adjustments	95,251	84,090

Net cash provided by operating activities	169,261	132,284

Cash flows from investing activities:
Acquisitions of real estate	(621,359)	(41,100)
Construction in progress	(93,657)	(64,877)
Building and other capital improvements	(8,613)	(8,874)
Tenant improvements	(34,912)	(14,251)
Deposit on real estate released from escrow	—	10,000
Issuance of notes receivable	(735)	—
Capital contributions to unconsolidated joint ventures	(47)	(1,232)
Capital distributions from unconsolidated joint ventures	57	—
Investments in securities, net	(844)	(695)

Net cash used in investing activities	(760,110)	(121,029)

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2012	2011
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(150,519)	(8,777)
Redemption/repurchase of unsecured exchangeable senior notes	(507,434)	—
Deferred financing costs	(91)	(676)
Net proceeds from ATM stock issuances	109,330	345,369
Net proceeds from equity transactions	613	3,128
Dividends and distributions	(92,312)	(81,442)
Distributions to noncontrolling interest in property partnership	(750)	(500)

Net cash provided by (used in) financing activities	(641,163)	257,102

Net increase (decrease) in cash and cash equivalents	(1,232,012)	268,357
Cash and cash equivalents, beginning of period	1,823,208	478,948

Cash and cash equivalents, end of period	$591,196	$747,305

Supplemental disclosures:
Cash paid for interest	$140,508	$71,213

Interest capitalized	$11,201	$11,239

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$5,659	$8,094

Mortgage note payable assumed in connection with the acquisition of real estate	$—	$143,900

Mortgage note payable extinguished through foreclosure	$25,000	$—

Real estate transferred upon foreclosure	$8,198	$—

Dividends and distributions declared but not paid	$92,615	$83,019

Conversions of noncontrolling interests to stockholders’ equity	$6,026	$29,216

Conversion of redeemable preferred units to common units	$4,115	$—

Issuance of restricted securities to employees and directors	$26,139	$24,383

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties, Inc. (the “Company”), a Delaware corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the sole general partner of Boston Properties Limited Partnership (the “Operating Partnership”) and at March 31, 2012 owned an approximate 88.4% (87.1% at March 31, 2011) general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2008, February 2011 and February 2012, the Company issued LTIP Units in connection with the granting to employees of outperformance awards (also referred to as “2008 OPP Units,” “2011 OPP Units” and “2012 OPP Units,” respectively, and collectively as “OPP Units”). Because the rights, preferences and privileges of OPP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude OPP Units. On February 5, 2011, the measurement period for the Company’s 2008 OPP Unit awards expired and the Company’s total return to shareholders was not sufficient for employees to earn and therefore become eligible to vest in any of the 2008 OPP Unit awards. Accordingly, all 2008 OPP Unit awards were automatically forfeited (See Notes 8 and 11).

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

At March 31, 2012, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be converted into OP Units or redeemed for cash at the election of the holder thereof or the Operating Partnership in accordance with the terms and conditions set forth in the applicable amendment to the partnership agreement (See Note 8).

All references herein to the Company refer to Boston Properties, Inc. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

Properties

At March 31, 2012, the Company owned or had interests in a portfolio of 153 commercial real estate properties (the “Properties”) aggregating approximately 43.3 million net rentable square feet, including eight properties under construction totaling approximately 2.8 million net rentable square feet. In addition, the Company has structured parking for approximately 44,703 vehicles containing approximately 15.2 million square feet. At March 31, 2012, the Properties consist of:

•	146 office properties, including 127 Class A office properties (including seven properties under construction) and 19 Office/Technical properties;

•	one hotel;

•	three retail properties; and

•	three residential properties (including one property under construction).

The Company owns or controls undeveloped land parcels totaling approximately 510.5 acres. In addition, the Company has a noncontrolling interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At March 31, 2012, the Value-Added Fund had investments in 24 buildings comprised of an office property in Chelmsford, Massachusetts and office complexes in Mountain View, California.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2011. Certain prior year amounts have been reclassified to conform to the current year presentation.

The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. The Company determines the fair value of its unsecured senior notes and unsecured exchangeable senior notes using market prices. The fair value of the Company’s unsecured senior notes and unsecured exchangeable senior notes is categorized at a level 1 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that the Company uses quoted market rates to value these instruments. The Company determines the fair value of its mortgage notes payable using discounted cash flow analyses by discounting the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt based on current market rates for similar securities. In determining the current market rates, the Company adds its estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. The fair value of the Company’s mortgage notes payable is categorized at a level 3 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that the Company considers the rates used in the valuation techniques to be unobservable inputs.

Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012			December 31, 2011
	Carrying Amount		Estimated Fair Value	Carrying Amount		Estimated Fair Value
Mortgage notes payable	$2,946,760		$3,060,477	$3,123,267		$3,297,903
Unsecured senior notes	3,865,369		4,185,434	3,865,186		4,148,461
Unsecured exchangeable senior notes	1,148,497	(1)	1,328,799	1,715,685	(1)	1,904,115

Total	$7,960,626		$8,574,710	$8,704,138		$9,350,479

(1)	Includes the net impact of Accounting Standards Codification (“ASC”) ASC 470-20 totaling approximately $46.3 million and $54.5 million at March 31, 2012 and December 31, 2011, respectively.

Out-of-Period Adjustment

During the three months ended March 31, 2012, the Company recorded additional real estate operating expenses totaling approximately $3.2 million related to the cumulative non-cash straight-line adjustment to the ground rent expense of certain ground leases that were not previously recognized on a straight-line basis. This resulted in the overstatement of real estate operating expenses by approximately $3.2 million during the three months ended March 31, 2012 and in the understatement of real estate operating expenses in the aggregate amount of approximately $3.2 million in previous periods. Because this adjustment was not material to the prior years’ consolidated financial statements and the impact of recording the adjustment in the current period is not material to the Company’s consolidated financial statements, the Company recorded the related adjustment during the three months ended March 31, 2012.

3. Real Estate Activity During the Three Months Ended March 31, 2012

Acquisitions

On March 1, 2012, the Company acquired 453 Ravendale Drive located in Mountain View, California for a purchase price of approximately $6.7 million in cash. 453 Ravendale Drive is an approximately 30,000 net rentable square foot Office/Technical property. The following table summarizes the allocation of the aggregate purchase price of 453 Ravendale Drive at the date of acquisition (in thousands).

Land	$5,477
Building and improvements	974
Tenant improvements	116
In-place lease intangibles	223
Below market rents	(140)

Net assets acquired	$6,650

On March 13, 2012, the Company acquired 100 Federal Street in Boston, Massachusetts for an aggregate investment of approximately $615.0 million in cash. In connection with the transaction, the Company entered into a long-term lease with an affiliate of Bank of America for approximately 735,000 square feet. 100 Federal Street is an approximately 1,264,000 net rentable square foot, 37-story Class A office tower located in Boston, Massachusetts. The following table summarizes the allocation of the aggregate purchase price of 100 Federal Street at the date of acquisition (in thousands).

Land	$131,067
Building and improvements	387,321
Tenant improvements	48,633
In-place lease intangibles	69,530
Above market rents	81
Other assets	4,800
Below market rents	(22,515)
Accounts payable and accrued expenses	(3,917)

Net assets acquired	$615,000

The following table summarizes the estimated amortization of the acquired above-market lease intangibles (net of acquired below-market lease intangibles) and the acquired in-place lease intangibles for 453 Ravendale Drive and 100 Federal Street, collectively, for each of the five succeeding years (in thousands).

	Acquired In-Place Lease Intangibles	Acquired Net Below- Market Lease Intangibles
Period from April 1, 2012 through December 31, 2012	$8,149	$2,992
2013	10,084	3,709
2014	7,869	3,374
2015	5,927	2,885
2016	5,199	2,512

The accompanying pro forma information for the three months ended March 31, 2012 and 2011 is presented as if the acquisition of (1) 453 Ravendale Drive on March 1, 2012 and (2) 100 Federal Street on March 13, 2012, had occurred on January 1, 2011. This pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

Pro Forma	Three Months Ended March 31,
(in thousands, except per share data)	2012	2011
Total revenue	$461,789	$433,603
Income from continuing operations	$58,685	$51,117
Net income attributable to Boston Properties, Inc.	$66,710	$42,940
Basic earnings per share:
Net income per share attributable to Boston Properties, Inc.	$0.45	$0.30
Diluted earnings per share:
Net income per share attributable to Boston Properties, Inc.	$0.45	$0.30

Developments

On January 3, 2012, the Company commenced the redevelopment of 12300 Sunrise Valley Drive, a Class A office project with approximately 256,000 net rentable square feet located in Reston, Virginia. The Company will capitalize incremental costs during the redevelopment.

Dispositions

On January 31, 2012, the servicer of the non-recourse mortgage loan collateralized by the Company’s Montvale Center property located in Gaithersburg, Maryland foreclosed on the property. During 2011, the Company had notified the master servicer of the non-recourse mortgage loan that the cash flows generated from the property were insufficient to fund debt service payments and capital improvements necessary to lease and operate the property and that the Company was not prepared to fund any cash shortfalls. The Company was not current on making debt service payments and was accruing interest at the default interest rate of 9.93% per annum. The loan was originally scheduled to mature on June 6, 2012. As a result of the foreclosure, the mortgage loan totaling $25.0 million was extinguished and the related obligations were satisfied with the transfer of the real estate and working capital to the servicer. The Company no longer has any equitable or economic ownership interest in the property. The transaction resulted in a gain on forgiveness of debt of approximately $17.8 million. The operating results of the property through the date of foreclosure have been classified as discontinued operations on a historical basis for all periods presented.

The following table summarizes the loss from discontinued operations related to Montvale Center and the related gain on forgiveness of debt for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
	2012	2011
	(in thousands)
Total revenue	$222	$661
Expenses
Operating	92	341
Depreciation and amortization	64	191

Total expenses	156	532
Operating income	66	129
Other expense
Interest expense	(222)	(626)

Loss from discontinued operations	$(156)	$(497)
Noncontrolling interest in loss from discontinued operations – common units of the Operating Partnership	17	61

Loss from discontinued operations attributable to Boston Properties, Inc.	$(139)	$(436)

Gain on forgiveness of debt from discontinued operations	$17,807	$—
Noncontrolling interest in gain on forgiveness of debt from discontinued operations – common units of the Operating Partnership	(1,959)	—

Gain on forgiveness of debt from discontinued operations attributable to Boston Properties, Inc.	$15,848	$—

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at March 31, 2012:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%
The Metropolitan Square Associates LLC	Metropolitan Square	51.0%
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(1)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3	%(2)
RBP Joint Venture LLC	Eighth Avenue and 46th Street	50.0	%(3)
Boston Properties Office Value-Added Fund, L.P.	300 Billerica Road and Mountain View Research and Technology Parks	37.6	%(1)(4)
Annapolis Junction NFM, LLC	Annapolis Junction	50.0	%(5)
767 Venture, LLC	The General Motors Building	60.0%
2 GCT Venture LLC	Two Grand Central Tower	60.0	%(6)
540 Madison Venture LLC	540 Madison Avenue	60.0%
125 West 55th Street Venture LLC	125 West 55th Street	60.0%
500 North Capitol LLC	500 North Capitol Street, NW	30.0	%(7)

(1)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(2)	The Company’s wholly-owned entity that owns the office component of the project owns a 33.3% interest in the entity owning the land and infrastructure of the project.
(3)	This property is not in operation and consists of assembled land.
(4)	Represents the Company’s effective ownership interest. The Company has a 25.0% interest in the 300 Billerica Road property and a 39.5% interest in the Mountain View Research and Technology Park properties.
(5)	Comprised of one building, one building under construction and two undeveloped land parcels.
(6)	The property was sold on October 25, 2011. As of March 31, 2012, the investment is comprised of working capital and a portion of the sale proceeds.
(7)	This property is under construction.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
ASSETS
Real estate and development in process, net	$4,536,222	$4,542,594
Other assets	658,851	668,113

Total assets	$5,195,073	$5,210,707

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$3,001,945	$2,988,894
Other liabilities	829,981	854,257
Members’/Partners’ equity	1,363,147	1,367,556

Total liabilities and members’/partners’ equity	$5,195,073	$5,210,707

Company’s share of equity	$796,668	$799,479
Basis differentials(1)	(129,291)	(129,757)

Carrying value of the Company’s investments in unconsolidated joint ventures	$667,377	$669,722

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

The combined summarized statements of operations of the joint ventures are as follows:

	For the three months ended March 31,
	2012	2011
	(in thousands)
Total revenue(1)	$139,100	$145,645
Expenses
Operating	38,892	42,842
Depreciation and amortization	41,899	50,637

Total expenses	80,791	93,479
Operating income	58,309	52,166
Other expense
Interest expense	55,362	57,761

Net income (loss)	$2,947	$(5,595)

Company’s share of net income (loss)	$1,371	$(3,055)
Basis differential	466	1,756
Elimination of inter-entity interest on partner loan	9,884	9,275

Income from unconsolidated joint ventures	$11,721	$7,976

(1)	Includes straight-line rent adjustments of $4.3 million and $4.1 million for the three months ended March 31, 2012 and 2011, respectively. Includes net “below-” market rent adjustments of $25.3 million and $29.5 million for the three months ended March 31, 2012 and 2011, respectively.

5. Mortgage Notes Payable

On January 31, 2012, the servicer of the non-recourse mortgage loan collateralized by the Company’s Montvale Center property located in Gaithersburg, Maryland foreclosed on the property. During 2011, the Company had notified the master servicer of the non-recourse mortgage loan that the cash flows generated from the property were insufficient to fund debt service payments and capital improvements necessary to lease and operate the property and that the Company was not prepared to fund any cash shortfalls. The Company was not current on making debt service payments and was accruing interest at the default interest rate of 9.93% per annum. The loan was originally scheduled to mature on June 6, 2012. As a result of the foreclosure, the mortgage loan totaling $25.0 million was extinguished and the related obligations were satisfied with the transfer of the real estate and working capital to the servicer. The Company no longer has any equitable or economic ownership interest in the property. The transaction resulted in a gain on forgiveness of debt of approximately $17.8 million. The operating results of the property through the date of foreclosure have been classified as discontinued operations on a historical basis for all periods presented (See Note 3).

On March 12, 2012, the Company used available cash to repay the mortgage loan collateralized by its Bay Colony Corporate Center property located in Waltham, Massachusetts totaling $143.9 million. The mortgage financing bore interest at a fixed rate of 6.53% per annum and was scheduled to mature on June 11, 2012. There was no prepayment penalty. The Company recognized a gain on early extinguishment of debt totaling approximately $0.9 million related to the acceleration of the remaining balance of the historical fair value adjustment.

6. Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of March 31, 2012 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company		Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A		February 15, 2014
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(3)	450,000	May 18, 2013	(4)	May 15, 2036

Total principal					1,197,500
Net unamortized discount					(2,720)
Adjustment for the equity component allocation, net of accumulated amortization					(46,283)

Total					$1,148,497

(1)	Yield on issuance date including the effects of discounts on the notes but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock). In addition, the Company entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions were intended to increase the effective exchange price to the Company of the notes from $117.58 to approximately $137.17 per share (subject to adjustment), representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s common stock. The net cost of the capped call transactions was approximately $44.4 million. As of March 31, 2012, the effective exchange price was $135.14 per share.
(3)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of Boston Properties, Inc.’s common stock.
(4)	Holders may require the Operating Partnership to repurchase the notes for cash on May 18, 2013 and May 15, 2016, 2021, 2026 and 2031 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.

On January 10, 2012, the Company announced that holders of the 2.875% Exchangeable Senior Notes due 2037 (the “Notes”) of its Operating Partnership had the right to surrender their Notes for purchase by the Operating Partnership (the “Put Right”) on February 15, 2012. The opportunity to exercise the Put Right expired at 5:00 p.m., New York City time, on February 8, 2012. On January 10, 2012, the Company also announced that the Operating Partnership issued a notice of redemption to the holders of the Notes to redeem, on February 20, 2012 (the “Redemption Date”), all of the Notes outstanding on the Redemption Date. In connection with the redemption, holders of the Notes had the right to exchange their Notes prior to 5:00 p.m., New York City time, on February 16, 2012. Notes with respect to which the Put Right was not exercised (or with respect to which the Put Right was exercised and subsequently withdrawn prior to the withdrawal deadline) and that were not surrendered for exchange prior to 5:00 p.m., New York City time, on February 16, 2012, were redeemed by the Operating Partnership on the Redemption Date at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest thereon to, but excluding, the Redemption Date. Holders of an aggregate of $242,735,000 of the Notes exercised the Put Right and the Operating Partnership repurchased such Notes on February 15, 2012. On February 20, 2012, the Operating Partnership redeemed the remaining $333,459,000 of outstanding Notes at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest thereon.

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

In connection with the assumption of the General Motors Building’s secured loan by the Company’s unconsolidated joint venture, 767 Venture, LLC, the Company guaranteed the unconsolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of March 31, 2012, the maximum funding obligation under the guarantee was approximately $13.5 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

In connection with the refinancing in March 2010 of the 125 West 55th Street property’s secured loan by the Company’s unconsolidated joint venture, 125 West 55th Street Venture LLC, the Company has guaranteed the unconsolidated joint venture’s obligation to fund an escrow related to certain lease rollover costs in lieu of an initial cash deposit for the full amount. The maximum funding obligation under the guarantee was $21.3 million. At closing, the joint venture funded a $10.0 million cash deposit into the escrow account and the remaining $11.3 million will be further reduced with scheduled monthly deposits into the escrow account from operating cash flows. As of March 31, 2012, the remaining funding obligation under the guarantee was approximately $0.5 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

In connection with the mortgage financing collateralized by the Company’s One Freedom Square property located in Reston, Virginia, the Company has agreed to guarantee approximately $7.9 million related to its obligation to provide funds for certain tenant re-leasing costs. The mortgage financing was repaid on April 2, 2012 (See Note 13).

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

Insurance

The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”). Currently, the Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism certified under TRIA other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). The Company also carries $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in the Company’s property insurance program which is provided by IXP, LLC (“IXP”) as a direct insurer. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage, with $1.375 billion of Terrorism Coverage in excess of $250 million being provided by NYXP, LLC (“NYXP”), as a direct insurer. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding the properties owned by the Company’s Value-Added Fund and certain other properties owned in joint ventures with third parties or which the Company manages. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the additional Terrorism Coverage provided by IXP for 601 Lexington Avenue, the NBCR Coverage provided by IXP and the Terrorism Coverage provided by NYXP are backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100 million and the coinsurance is 15%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.

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

IXP, a captive insurance company which is a wholly-owned subsidiary of the Company, acts as a direct insurer with respect to a portion of the Company’s earthquake insurance coverage for its Greater San Francisco properties, the additional Terrorism Coverage for 601 Lexington Avenue and the Company’s NBCR Coverage. The additional Terrorism Coverage provided by IXP for 601 Lexington Avenue only applies to losses which exceed the program trigger under TRIA. NYXP, a captive insurance company which is a wholly-owned subsidiary of the Company, acts as a direct insurer with respect to a portion of the Company’s Terrorism Coverage for 767 Fifth Avenue. Currently, NYXP only insures losses which exceed the program trigger under TRIA and NYXP reinsures with a third-party insurance company any coinsurance payable under TRIA. Insofar as the Company owns IXP and NYXP, it is responsible for their liquidity and capital resources, and the accounts of IXP and NYXP are part of the Company’s consolidated financial statements. In particular, if a loss occurs which is covered by the Company’s NBCR Coverage but is less than the applicable program trigger under TRIA,

IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. IXP and NYXP would also be responsible for any recoupment charges by the Federal Government in the event losses are paid out and their insurance policies are maintained after the payout by the Federal Government. If the Company experiences a loss and IXP or NYXP are required to pay under their insurance policies, the Company would ultimately record the loss to the extent of the required payment. Therefore, insurance coverage provided by IXP and NYXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance. In addition, the Operating Partnership has issued a guarantee to cover liabilities of IXP in the amount of $20.0 million.

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

8. Noncontrolling Interests

Noncontrolling interests relate to the interests in the Operating Partnership not owned by the Company and interests in property partnerships not wholly-owned by the Company. As of March 31, 2012, the noncontrolling interests consisted of 16,527,994 OP Units, 1,690,649 LTIP Units, 400,000 2011 OPP Units, 400,000 2012 OPP Units and 1,030,748 Series Two Preferred Units (or 1,352,688 OP Units on an as converted basis) held by parties other than the Company.

Noncontrolling Interest—Redeemable Preferred Units of the Operating Partnership

The Preferred Units at March 31, 2012 consisted solely of 1,030,748 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) 6.00% per annum on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). The holders of Series Two Preferred Units have the right to require the Operating Partnership to redeem their units for cash at the redemption price of $50.00 per unit on May 14, 2013 and May 12, 2014. The maximum number of units that may be required to be redeemed from all holders on each of these dates is 1,007,662, which is one-sixth of the number of Series Two Preferred Units that were originally issued. The holders also had the right to have their Series Two Preferred Units redeemed for cash on May 12, 2009, May 12, 2010, May 12, 2011 and May 14, 2012, although no holder exercised such right. The Company also has the right, subject to certain conditions, to redeem Series Two Preferred Units for cash or to convert into OP Units any Series Two Preferred Units that are not redeemed when they are eligible for redemption.

During the three months ended March 31, 2012, 82,296 Series Two Preferred Units of the Operating Partnership were converted by the holders into 108,000 OP Units. In addition, the Company paid the accrued preferred distributions due to the holders of Preferred Units that were converted.

On February 15, 2012, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.75616 per unit.

The following table reflects the activity of the noncontrolling interests—redeemable preferred units of the Operating Partnership for the three months ended March 31, 2012 and 2011 (in thousands):

Balance at January 1, 2012	$55,652
Net income	801
Distributions	(801)
Conversion of redeemable preferred units to common units	(4,115)

Balance at March 31, 2012	$51,537

Balance at January 1, 2011	$55,652
Net income	823
Distributions	(823)

Balance at March 31, 2011	$55,652

Noncontrolling Interest—Common Units of the Operating Partnership

During the three months ended March 31, 2012, 199,526 OP Units were presented by the holders for redemption (including 108,000 OP Units issued upon conversion of Series Two Preferred Units and 54,472 OP Units issued upon conversion of LTIP Units) and were redeemed by the Company in exchange for an equal number of shares of Common Stock.

At March 31, 2012, the Company had outstanding 400,000 2011 OPP Units and 400,000 2012 OPP Units (See Note 11). Prior to the measurement date (January 31, 2014 for 2011 OPP Units and February 6, 2015 for 2012 OPP Units), holders of OPP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of OPP Units, both vested and unvested, that OPP award recipients have earned, if any, based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

On January 27, 2012, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.55 per unit, and a distribution on the 2011 OPP Units in the amount of $0.055 per unit, to holders of record as of the close of business on December 31, 2011. On March 16, 2012, Boston Properties, Inc., as general partner of the Operating Partnership, declared a distribution on the OP Units and LTIP Units in the amount of $0.55 per unit and a distribution on the 2011 OPP Units and 2012 OPP Units in the amount of $0.055 per unit, in each case payable on April 30, 2012 to holders of record as of the close of business on March 30, 2012.

The Series Two Preferred Units may be converted into OP Units at the election of the holder thereof at any time. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company. The Company may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (not owned by the Company and including LTIP Units assuming that all conditions have been met for the conversion thereof) and Series Two Preferred Units (on an as converted basis) had all of such units been redeemed at March 31, 2012 was approximately $1.91 billion and $142.0 million, respectively, based on the closing price of the Company’s common stock of $104.99 per share on March 31, 2012.

Noncontrolling Interest—Property Partnerships

The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $(1.3) million at March 31, 2012 and approximately $(1.1) million at December 31, 2011, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.

9. Stockholders’ Equity

As of March 31, 2012, the Company had 149,384,341 shares of Common Stock outstanding.

During the three months ended March 31, 2012, the Company utilized its $600 million “at the market” (“ATM”) stock offering program to issue an aggregate of 1,048,800 shares of Common Stock for gross proceeds of approximately $110.5 million and net proceeds of approximately $109.3 million. As of March 31, 2012, approximately $444.6 million remained available for issuance under this ATM program (See Note 13).

During the three months ended March 31, 2012, the Company issued 17,706 shares of Common Stock upon the exercise of options to purchase Common Stock by certain employees.

During the three months ended March 31, 2012, the Company issued 199,526 shares of Common Stock in connection with the redemption of an equal number of OP Units.

On January 27, 2012, the Company paid a dividend in the amount of $0.55 per share of Common Stock to shareholders of record as of the close of business on December 31, 2011. On March 16, 2012, the Company’s Board of Directors declared a dividend in the amount of $0.55 per share of Common Stock payable on April 30, 2012 to shareholders of record as of the close of business on March 30, 2012.

10. Earnings Per Share

The following table provides a reconciliation of both the net income attributable to Boston Properties, Inc. and the number of common shares used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income attributable to Boston Properties, Inc. by the weighted-average number of common shares outstanding during the period. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Operating Partnership, as well as Common Stock of the Company. As a result, the Series Two Preferred Units are considered participating securities and are included in the computation of basic and diluted earnings per share of the Company if the effect of applying the if-converted method is dilutive. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. As a result, unvested restricted common stock of the Company, LTIP Units and OPP Units are considered participating securities and are included in the computation of basic and diluted earnings per share of the Company if the effect of applying the if-converted method is dilutive. Because the OPP Units require the

Company to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes such units from the diluted EPS calculation. For the three months ended March 31, 2012, assuming the measurement period for the 2011 OPP Units ended on March 31, 2012, the Company’s total return to stockholders compared to the absolute and relative return thresholds for the 2011 OPP Units would have resulted in participants earning and being eligible to vest in an aggregate of approximately 129,000 2011 OPP Units. As a result, these 2011 OPP Units have been included in the diluted EPS calculation. For the three months ended March 31, 2012, the absolute and relative return thresholds for the 2012 OPP Units were not met and as a result the 2012 OPP Units have been excluded from the diluted EPS calculation. For the three months ended March 31, 2011, the absolute and relative return thresholds for the 2008 OPP Units and 2011 OPP Units were not met and as a result the 2008 OPP Units and 2011 OPP Units have been excluded from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of the Operating Partnership that are exchangeable for the Company’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	For the three months ended March 31, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties, Inc.	$48,923	148,343	$0.33
Discontinued operations attributable to Boston Properties, Inc.	15,709	—	0.11

Net income attributable to Boston Properties, Inc.	$64,632	148,343	$0.44
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	403	(0.01)

Diluted Earnings:
Net income	$64,632	148,746	$0.43

	For the three months ended March 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties, Inc.	$41,249	142,095	$0.29
Discontinued operations attributable to Boston Properties, Inc.	(436)	—	(0.00)

Net income attributable to Boston Properties, Inc.	$40,813	142,095	$0.29
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	409	(0.00)

Diluted Earnings:
Net income	$40,813	142,504	$0.29

11. Stock Option and Incentive Plan

On January 25, 2012, the Compensation Committee of the Board of Directors of the Company approved outperformance awards under the Company’s 1997 Stock Option and Incentive Plan (the “1997 Plan”) to certain officers of the Company. These awards (the “2012 OPP Awards”) are part of a broad-based, long-term incentive compensation program designed to provide the Company’s management team with the potential to earn equity awards subject to the Company “outperforming” and creating shareholder value in a pay-for-performance structure. 2012 OPP Awards utilize total return to shareholders (“TRS”) over a three-year measurement period as the performance metric and include two years of time-based vesting after the end of the performance measurement period (subject to acceleration in certain events) as a retention tool. Recipients of 2012 OPP Awards will share in an outperformance pool if the Company’s TRS, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 7, 2012 to

February 6, 2015, based on the average closing price of a share of the Company’s common stock of $106.69 for the five trading days prior to and including February 7, 2012. The aggregate reward that recipients of all 2012 OPP Awards can earn, as measured by the outperformance pool, is subject to a maximum cap of $40.0 million.

The outperformance pool will consist of (i) two percent (2%) of the excess total return above a cumulative absolute TRS hurdle of 24% over the full three-year measurement period (equivalent to 8% per annum) (the “Absolute TRS Component”) and (ii) two percent (2%) of the excess or deficient excess total return above or below a relative TRS hurdle equal to the total return of the SNL Equity REIT Index over the three-year measurement period (the “Relative TRS Component”). In the event that the Relative TRS Component is potentially positive because the Company’s TRS is greater than the total return of the SNL Equity REIT Index, but the Company achieves a cumulative absolute TRS below 24% over the three-year measurement period (equivalent to 8% per annum), the actual contribution to the outperformance pool from the Relative TRS Component will be subject to a sliding scale factor as follows: (i) 100% of the potential Relative TRS Component will be earned if the Company’s TRS is equal to or greater than a cumulative 24% over three years, (ii) 0% will be earned if the Company’s TRS is 0% or less, and (iii) a percentage from 0% to 100% calculated by linear interpolation will be earned if the Company’s cumulative TRS over three years is between 0% and 24%. For example, if the Company achieves a cumulative absolute TRS of 18% over the full three-year measurement period (equivalent to a 6% absolute annual TRS), the potential Relative TRS Component would be prorated by 75%. The potential Relative TRS Component before application of the sliding scale factor will be capped at $40.0 million. In the event that the Relative TRS Component is negative because the Company’s TRS is less than the total return of the SNL Equity REIT Index, any outperformance reward potentially earned under the Absolute TRS Component will be reduced dollar for dollar, provided that the potential Absolute TRS Component before reduction for any negative Relative TRS Component will be capped at $40.0 million. The algebraic sum of the Absolute TRS Component and the Relative TRS Component determined as described above will never exceed $40.0 million.

Each employee’s 2012 OPP Award was designated as a specified percentage of the aggregate outperformance pool. Assuming the applicable absolute and/or relative TRS thresholds are achieved at the end of the measurement period, the algebraic sum of the Absolute TRS Component and the Relative TRS Component will be calculated and then allocated among the 2012 OPP Award recipients in accordance with each individual’s percentage. If there is a change of control prior to February 6, 2015, the measurement period will end on the change of control date and both the Absolute TRS Component (using a prorated absolute TRS hurdle) and the Relative TRS Component will be calculated and, assuming the applicable absolute and/or relative TRS thresholds are achieved over the shorter measurement period, allocated among the 2012 OPP Award recipients as of that date.

Rewards earned with respect to 2012 OPP Awards (if any) will vest 25% on February 7, 2015, 25% on February 7, 2016 and 50% on February 7, 2017, based on continued employment. Vesting will be accelerated in the event of a change in control of the Company, termination of employment without cause, termination of employment by the award recipient for good reason, death, disability or retirement, although restrictions on transfer will continue to apply in certain of these situations. All determinations, interpretations and assumptions relating to the calculation of performance and vesting relating to 2012 OPP Awards will be made by the Compensation Committee. 2012 OPP Awards will be in the form of LTIP Units. LTIP Units will be issued prior to the determination of the outperformance pool, but will remain subject to forfeiture depending on the extent of rewards earned with respect to 2012 OPP Awards. The number of LTIP Units issued initially to recipients of the 2012 OPP Awards is an estimate of the maximum number of LTIP Units that they could earn, based on certain assumptions. The number of LTIP Units actually earned by each award recipient will be determined at the end of the performance measurement period by dividing his or her share of the outperformance pool by the average closing price of a REIT Share for the 15 trading days immediately preceding the measurement date. Total return for the Company and for the SNL Equity REIT Index over the three-year measurement period and other circumstances will determine how many LTIP Units are earned by each recipient; if they are fewer than the number issued initially, the balance will be forfeited as of the performance measurement date. Prior to the measurement date, LTIP units issued on account of 2012 OPP Awards will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of LTIP Units, both vested and unvested, which 2012 OPP Award recipients have earned based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit. LTIP Units are designed to qualify as “profits interests” in the Operating Partnership for federal income tax purposes. As a general matter, the profits interests characteristics of the LTIP Units mean that initially they will not be economically equivalent in value to an OP Unit. If and when events specified by applicable tax regulations occur, LTIP Units can over time increase in value up to the point where they are equivalent to OP Units on a one-for-one basis. After LTIP Units are fully vested, and to the extent the special tax rules applicable to profits interests have allowed them to become equivalent in value to OP Units, LTIP Units may be converted on a one-for-one basis into OP Units. OP Units in turn have a one-for-one relationship in value with Boston Properties, Inc. common stock, and are exchangeable on such one-for-one basis for cash or, at the election of the Company, Boston Properties, Inc. common stock.

The 2012 OPP Units were valued, in accordance with ASC 718 “Compensation—Stock Compensation,” at an aggregate of approximately $7.7 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included (1) factors associated with the underlying performance of the Company’s stock price and total shareholder return over the term of the performance awards including total stock return volatility and risk-free interest and (2) factors associated with the relative performance of the Company’s stock price and total shareholder return when compared to the SNL Equity REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the 2012 OPP Units is based on the sum of: (1) the present value of the expected payoff to the OPP Award on the measurement date, if the TRS over the applicable measurement period exceeds performance hurdles of the Absolute and the Relative Components; and (2) the present value of the distributions payable on the 2012 OPP Units. The ultimate reward realized on account of the OPP Award by the holders of the 2012 OPP Units is contingent on the TRS achieved on the measurement date, both in absolute terms and relative to the TRS of the SNL Equity REIT Index. The per unit fair value of each 2012 OPP Unit was estimated on the date of grant using the following assumptions in the Monte Carlo valuation: expected price volatility for the Company and the SNL Equity REIT index of 31% and 30%, respectively; a risk free rate of 0.35%; and total dividend payments over the measurement period of $7.28 per share.

On February 13, 2012, E. Mitchell Norville announced that he would resign as Executive Vice President, Chief Operating Officer of the Company effective on February 29, 2012. In connection with his resignation, Mr. Norville entered into a separation agreement (the “Separation Agreement”) with the Company. Under the Separation Agreement, the Company agreed to pay Mr. Norville cash payments totaling approximately $1,533,333 (less applicable deductions) in addition to his cash bonus for 2011, which was $950,000. In addition, Mr. Norville agreed to provide consulting services to the Company for at least two months following the effective date of his resignation for which he will receive $20,000 per month. Under the Separation Agreement, Mr. Norville is entitled to accelerated vesting with respect to 23,502 LTIP units in the Operating Partnership and stock options to purchase 4,464 shares of common stock at an exercise price of $92.71 and 5,117 shares of common stock at an exercise price of $104.47. Mr. Norville will also retain approximately 36% of his 2011 outperformance award, which will remain subject to the performance-based vesting criteria originally established for the 2011 outperformance awards. Mr. Norville agreed to one-year non-competition, non-solicitation and non-interference provisions, and provided the Company with a general release of claims. The Company recognized approximately $4.5 million of expense during the three months ended March 31, 2012 in connection with Mr. Norville’s resignation.

During the three months ended March 31, 2012, the Company issued 19,521 shares of restricted common stock, 186,007 non-qualified stock options, 169,301 LTIP Units and 400,000 2012 OPP Units to employees and non-employee directors under the 1997 Plan. Employees and directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and OPP Unit. An LTIP Unit is generally the economic equivalent of a share of restricted stock in the Company. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted, as adjusted for forfeitures, and the closing price of the Company’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted stock granted during the three months ended March 31, 2012 were valued at approximately $2.1 million ($107.57 per share). The non-qualified stock options granted during the three months ended March 31, 2012 had a weighted-average fair value on the date of grant of $19.50 per option, which was computed using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions: an expected life of 5.4 years, a risk-free interest rate of 0.92%, an expected price volatility of 28.4% and an expected dividend yield of 2.9%. The weighted-average exercise price of the options is $107.23, which was the weighted-average closing price of the Company’s common stock on the date of grant. The LTIP Units granted during the three months ended March 31, 2012 were valued at approximately $16.8 million ($98.94 per unit fair value weighted-average) using a Monte Carlo simulation method model. The weighted-average per unit fair value of each LTIP Unit granted was estimated on the date of grant using the following assumptions: an expected life of 5.8 years, a risk-free interest rate of 0.94% and an expected price volatility of 29.1%. As the 2011 OPP Awards and 2012 OPP Awards are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2011 OPP Awards and 2012 OPP Awards under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in the Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2008 OPP Units, 2011 OPP Units and 2012 OPP Units was approximately $10.9 million and $11.6 million for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012, stock-based compensation expense includes approximately $2.7 million consisting of the acceleration of vesting of the Company’s Chief Operating Officer’s stock-based compensation awards associated with his resignation. Upon the conclusion of the three-year measurement period in February 2011, the 2008 OPP Awards were not earned, the program was terminated and the Company accelerated the then remaining unrecognized compensation expense totaling approximately $4.3 million during the three months ended March 31, 2011. At March 31, 2012, there was $34.4 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and $11.4 million of unrecognized compensation expense related to unvested 2011 OPP Units and 2012 OPP Units that is expected to be recognized over a weighted-average period of approximately 3.0 years.

12. Segment Information

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Boston, New York, Princeton, San Francisco and Washington, DC. Segments by property type include: Class A Office, Office/Technical, Residential and Hotel.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, transaction costs, interest expense, depreciation and amortization expense, gains from investments in securities, gains from early extinguishments of debt, income from unconsolidated joint ventures, discontinued operations and noncontrolling interests are not included in Net Operating Income as internal reporting addresses these items on a corporate level.

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

Information by geographic area and property type (dollars in thousands):

For the three months ended March 31, 2012:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$140,871	$117,589	$14,850	$52,197	$90,398	$415,905
Office/Technical	8,167	—	—	52	4,092	12,311
Residential	883	—	—	—	3,598	4,481
Hotel	6,816	—	—	—	—	6,816

Total	156,737	117,589	14,850	52,249	98,088	439,513

% of Grand Totals	35.66%	26.75%	3.38%	11.89%	22.32%	100.0%
Rental Expenses:
Class A Office	57,890	38,429	7,358	20,091	27,442	151,210
Office/Technical	2,510	—	—	24	1,047	3,581
Residential	390	—	—	—	2,325	2,715
Hotel	6,099	—	—	—	—	6,099

Total	66,889	38,429	7,358	20,115	30,814	163,605

% of Grand Totals	40.89%	23.49%	4.50%	12.29%	18.83%	100.0%

Net operating income	$89,848	$79,160	$7,492	$32,134	$67,274	$275,908

% of Grand Totals	32.56%	28.69%	2.72%	11.65%	24.38%	100.0%

For the three months ended March 31, 2011:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$127,429	$113,007	$16,279	$52,893	$82,680	$392,288
Office/Technical	7,558	—	—	—	3,992	11,550
Residential	—	—	—	—	—	—
Hotel	5,948	—	—	—	—	5,948

Total	140,935	113,007	16,279	52,893	86,672	409,786

% of Grand Totals	34.39%	27.58%	3.97%	12.91%	21.15%	100.0%
Rental Expenses:
Class A Office	47,901	37,715	7,915	19,333	23,165	136,029
Office/Technical	2,479	—	—	—	1,122	3,601
Residential	—	—	—	—	—	—
Hotel	5,739	—	—	—	—	5,739

Total	56,119	37,715	7,915	19,333	24,287	145,369

% of Grand Totals	38.61%	25.94%	5.44%	13.30%	16.71%	100.0%

Net operating income	$84,816	$75,292	$8,364	$33,560	$62,385	$264,417

% of Grand Totals	32.08%	28.48%	3.16%	12.69%	23.59%	100.0%

The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties, Inc.:

	Three months ended March 31,
	2012	2011
Net Operating Income	$275,908	$264,417
Add:
Development and management services income	8,149	7,428
Income from unconsolidated joint ventures	11,721	7,976
Interest and other income	1,646	974
Gains from investments in securities	801	373
Gains from early extinguishments of debt	767	—
Gain on forgiveness of debt from discontinued operations	17,807	—
Less:
General and administrative expense	27,619	24,643
Transaction costs	2,104	72
Depreciation and amortization expense	109,673	109,237
Interest expense	103,237	98,525
Loss from discontinued operations	156	497
Noncontrolling interest in property partnerships	546	529
Noncontrolling interest—redeemable preferred units of the Operating Partnership	801	823
Noncontrolling interest—common units of the Operating Partnership	6,089	6,090
Noncontrolling interest in discontinued operations—common units of the Operating Partnership	1,942	(61)

Net income attributable to Boston Properties, Inc.	$64,632	$40,813

13. Subsequent Events

From April 1, 2012 through May 8, 2012, the Company issued an aggregate of 643,600 shares of its Common Stock under the ATM program for gross proceeds of approximately $68.4 million and net proceeds of approximately $67.7 million. As of May 8, 2012, approximately $376.2 million remained available for issuance under this ATM program.

On April 2, 2012, the Company used available cash to repay the mortgage loan collateralized by its One Freedom Square property located in Reston, Virginia totaling $65.1 million. The mortgage financing bore interest at a fixed rate of 7.75% per annum and was scheduled to mature on June 30, 2012. There was no prepayment penalty.

On April 30, 2012, the Company completed and placed in-service 510 Madison Avenue, a Class A office project with approximately 347,000 net rentable square feet located in New York City.

On May 1, 2012, the Company entered into an agreement to sell its Bedford Business Park properties located in Bedford, Massachusetts for approximately $62.8 million in cash. Bedford Business Park is comprised of two Office/Technical buildings and one Class A office building aggregating approximately 470,000 net rentable square feet. The sale is subject to the satisfaction of customary closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated or at all.

On May 3, 2012, the Company completed and placed in-service 12310 Sunrise Valley Drive, a Class A office redevelopment project with approximately 268,000 net rentable square feet located in Reston, Virginia.

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

Leasing trends continue to improve in Cambridge, Massachusetts and the Central Business District and suburban submarkets of San Francisco, which suggests that there are sectors of the economy that are growing despite the uncertain and challenging macroeconomic issues. These submarkets are experiencing stronger leasing velocity, additional space demand, increasing rental rates and/or lower transaction concessions. In the midtown Manhattan market, leasing activity in the first quarter was lower than recent historical averages and the availability rate increased slightly. We continued to see activity in our portfolio, as we signed leases for approximately 163,000 square feet in the quarter. In Washington, DC, the leasing activity in the public sector market has been adversely impacted by the federal budgetary uncertainty and the reductions in discretionary spending programs, with the exception of cyber security funding in and around Fort Meade. Leasing activity in the private sector market continues to be slow and we do not expect improvement in overall market conditions during the remainder of 2012.

In the first quarter 2012, leases for approximately 1.1 million square feet of space commenced revenue recognition, including leases for approximately 993,000 square feet of second generation space and leases for approximately 97,000 square feet of first generation space, stemming mostly from completion of development projects. Of the approximately 1.1 million square feet, leases for approximately 139,000 square feet were signed during the first quarter of 2012 and leases for the remainder of this space were signed in prior periods. The second generation leases that commenced revenue recognition in the first quarter of 2012 had an average lease term of approximately 108 months and included an average of approximately 190 days of free rent and total transaction costs, including tenant improvements and leasing commissions, of approximately $51 per square foot. Transaction costs were relatively high due to a greater percentage of new leases compared to renewals and a longer than typical average lease length resulting in higher tenant concessions and brokerage commissions. The starting gross rents for the approximately 873,000 square feet of second generation leases that had been occupied within the prior 12 months increased on average by approximately 18.86% compared to the ending gross rents from the previous leases for this space. Lease terms are highly dependent on location (i.e., whether the property is in a Central Business District or suburban location), whether the lease is a renewal or with a new tenant, and the length of the lease term.

As of March 31, 2012, leases representing approximately 4.3% of the space at our properties expire through December 31, 2012. While rental rates in our markets have stabilized and have begun to increase in select submarkets, as leases expire in 2012, assuming no further change in current market rental rates, we expect that the rental rates we are likely to achieve on new leases will generally be slightly less than the rates currently being paid, thereby generally resulting in less revenue from the same space.

We believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service through 2015. In 2012, we fully placed in-service 510 Madison Avenue and the first building of the two-building complex in Reston, VA and plan to partially or fully place in-service Annapolis Junction Building 6 and 500 North Capitol Street, NW with an aggregate estimated investment of approximately $493 million, which represents our share. In aggregate, these assets are currently 70% leased.

We also continue to actively explore acquisition opportunities. During the first quarter, we acquired 100 Federal Street, an approximately 1.3 million net rentable square foot, 37-story Class A office building located in Boston’s financial district, for an aggregate investment of $615.0 million. The asset is currently 94% leased. In addition, we acquired 453 Ravendale Drive, an approximately 30,000 net rentable square foot Office/Technical property adjacent to our Value-Added Fund’s existing Mountain View, California assets, for approximately $6.7 million. The asset is currently 100% leased. We believe acquisition opportunities will continue to present themselves; however, the combination of relatively low interest rates and the abundance of capital seeking high-quality assets may have a dampening effect on return expectations. While we are primarily focused on opportunities in our existing markets, we are open to investments in new markets both in the United States and possibly outside the United States. We are primarily interested in investing in markets that share common traits with our existing core markets, namely 24-hour world class cities with highly educated work forces, high barriers to entry and a diverse and strong international tenant base, and in which we would expect to establish an operating platform over time. While our management team is actively seeking opportunities, we intend to carefully evaluate the risks inherent in investing in any new markets and maintain our disciplined investment strategy, which focuses on high-quality assets in supply-constrained markets that have historically provided long-term value creation. In addition, we believe that our existing cash balance, availability under our Operating Partnership’s Unsecured Line of Credit and access to both secured and unsecured debt at attractive rates provide us with ample capital to pursue acquisition opportunities.

Transactions during the three months ended March 31, 2012 included the following:

•

On January 3, 2012, we commenced the redevelopment of 12300 Sunrise Valley Drive, a Class A office project with approximately 256,000 net rentable square feet located in Reston, Virginia. We will capitalize incremental costs during the redevelopment. The property is 100% pre-leased.

•

On January 10, 2012, we announced that holders of the 2.875% Exchangeable Senior Notes due 2037 (the “Notes”) issued by our Operating Partnership had the right to surrender their Notes for purchase by our Operating Partnership (the “Put Right”) on February 15, 2012. On January 10, 2012, we also announced that our Operating Partnership issued a notice of redemption to the holders of the Notes to redeem, on February 20, 2012 (the “Redemption Date”), all of the Notes outstanding on the Redemption Date. Holders of an aggregate of $242,735,000 of the Notes exercised the Put Right and our Operating Partnership repurchased such Notes on February 15, 2012. On February 20, 2012, our Operating Partnership redeemed the remaining $333,459,000 of outstanding Notes at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest thereon.

•

On January 25, 2012, our Compensation Committee approved outperformance awards under our 1997 Stock Option and Incentive Plan to our officers and employees. These awards (the “2012 OPP Awards”) are part of a broad-based, long-term incentive compensation program designed to provide our management team with the potential to earn equity awards subject to us “outperforming” and creating shareholder value in a pay-for-performance structure. Recipients of 2012 OPP Awards will share in a maximum outperformance pool of $40.0 million if the total return to shareholders, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 7, 2012 to February 6, 2015. Earned awards are subject to two-years of time-based vesting after the performance measurement date. Under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation,” the 2012 OPP Awards have an aggregate value of approximately $7.7 million, which amount will be amortized into earnings over the five-year plan period under the graded vesting method. We recognized approximately $0.5 million of compensation expense associated with the 2012 OPP Awards during the first quarter of 2012.

•

On January 31, 2012, the servicer of the non-recourse mortgage loan collateralized by our Montvale Center property located in Gaithersburg, Maryland foreclosed on the property. During 2011, we had notified the master servicer of the non-recourse mortgage loan that the cash flows generated from the property were insufficient to fund debt service payments and capital improvements necessary to lease and operate the property and that we were not prepared to fund any cash shortfalls. We were not current on making debt service payments and were accruing interest at the default interest rate of 9.93% per annum. The loan was originally scheduled to mature on June 6, 2012. As a result of the foreclosure, the mortgage loan totaling $25.0 million was extinguished and the related obligations were satisfied with the transfer of the real estate and working capital to the servicer. We no longer have any equitable or economic ownership interest in the property. The transaction resulted in a gain on forgiveness of debt of approximately $17.8 million. The operating results of the property through the date of foreclosure have been classified as discontinued operations on a historical basis for all periods presented.

•

On February 13, 2012, E. Mitchell Norville announced that he would resign as our Executive Vice President, Chief Operating Officer effective on February 29, 2012. In connection with his resignation, Mr. Norville entered into a separation agreement (the “Separation Agreement”) with us. We recognized approximately $4.5 million of expense during the first quarter of 2012 in connection with Mr. Norville’s resignation.

•

On March 1, 2012, we acquired 453 Ravendale Drive located in Mountain View, California for a purchase price of approximately $6.7 million in cash. 453 Ravendale Drive is an approximately 30,000 net rentable square foot Office/Technical property that is currently 100% leased.

•

On March 12, 2012, we used available cash to repay the mortgage loan collateralized by our Bay Colony Corporate Center property located in Waltham, Massachusetts totaling $143.9 million. The mortgage financing bore interest at a fixed rate of 6.53% per annum and was scheduled to mature on June 11, 2012. There was no prepayment penalty. We recognized a gain on early extinguishment of debt totaling approximately $0.9 million related to the acceleration of the remaining balance of the historical fair value debt adjustment.

•

On March 13, 2012, we acquired 100 Federal Street in Boston, Massachusetts for an aggregate investment of approximately $615.0 million in cash. In connection with the transaction, we entered into a long-term lease with an affiliate of Bank of America for approximately 735,000 square feet. 100 Federal Street is an approximately 1,264,000 net rentable square foot, 37-story Class A office tower that is currently 94% leased.

•

During the first quarter of 2012, we utilized our “at the market” (“ATM”) stock offering program to issue an aggregate of 1,048,800 shares of our common stock for gross proceeds of approximately $110.5 million and net proceeds of approximately $109.3 million. From April 1, 2012 through May 8, 2012, we issued an additional 643,600 shares of our common stock for gross proceeds of approximately $68.4 million and net proceeds of approximately $67.7 million. We intend to use the net proceeds from the sales for general business purposes, which may include investment opportunities and debt reduction. Pending such uses, we may invest the net proceeds in short-term, interest-bearing securities. Our ATM stock offering program provides us with the ability to sell from time to time up to an aggregate of $600.0 million of our common stock through sales agents for a three-year period. As of May 8, 2012, approximately $376.2 million remained available for issuance under this ATM program.

Transactions completed subsequent to March 31, 2012:

•

On April 2, 2012, we used available cash to repay the mortgage loan collateralized by our One Freedom Square property located in Reston, Virginia totaling $65.1 million. The mortgage financing bore interest at a fixed rate of 7.75% per annum and was scheduled to mature on June 30, 2012. There was no prepayment penalty.

•

On April 30, 2012, we completed and fully placed in-service 510 Madison Avenue, a Class A office project with approximately 347,000 net rentable square feet located in New York City. The property is 51% leased.

•

On May 1, 2012, we entered into an agreement to sell our Bedford Business Park properties located in Bedford, Massachusetts for approximately $62.8 million in cash. Bedford Business Park is comprised of two Office/Technical buildings and one Class A office building aggregating approximately 470,000 net rentable square feet. The sale is subject to the satisfaction of customary closing conditions and, although there can be no assurance that the sale will be consummated on the terms currently contemplated or at all, it is expected to close by the end of the second quarter of 2012.

•

On May 3, 2012, we completed and fully placed in-service 12310 Sunrise Valley Drive, a Class A office redevelopment project with approximately 268,000 net rentable square feet located in Reston, Virginia.

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

For the three months ended March 31, 2012, we recorded approximately $3.0 million of rental revenue representing the net adjustments of rents from “above-” and “below-market” leases. For the three months ended March 31, 2012, the impact of the straight-line rent adjustment increased rental revenue by approximately $19.4 million. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 4 to the Consolidated Financial Statements.

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

If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 6.9 years as of March 31, 2012. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the three months ended March 31, 2012 and 2011.

At March 31, 2012 and March 31, 2011, we owned or had interests in a portfolio of 153 and 150 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total

Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the three months ended March 31, 2012 and 2011 show separately the changes attributable to the properties that were owned by us and in service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired or Development or Redevelopment Portfolios.

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc., the most directly comparable GAAP financial measure, plus income attributable to noncontrolling interests, discontinued operations, depreciation and amortization, interest expense, transaction costs, general and administrative expense, less gains from investments in securities, gains from early extinguishments of debt, income from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 127 properties totaling approximately 32.1 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2011 and owned and in service through March 31, 2012. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2011 or disposed of on or prior to March 31, 2012. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended March 31, 2012 and 2011 with respect to the properties which were placed in-service, acquired or in development or redevelopment.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Total Property Portfolio
(dollars in thousands)	2012	2011	Increase/ (Decrease)	% Change	2012	2011	2012	2011	2012	2011	2012	2011	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$392,068	$385,825	$6,243	1.62%	$10,257	$3,658	$27,350	$6,885	$(34)	$5,478	$429,641	$401,846	$27,795	6.92%
Termination Income	446	1,992	(1,546)	(77.61)%	39	—	—	—	2,571	—	3,056	1,992	1,064	53.41%

Total Rental Revenue	392,514	387,817	4,697	1.21%	10,296	3,658	27,350	6,885	2,537	5,478	432,697	403,838	28,859	7.15%

Real Estate Operating Expenses	140,559	133,687	6,872	5.14%	5,140	2,036	11,795	2,301	12	1,606	157,506	139,630	17,876	12.80%

Net Operating Income, excluding hotel	251,955	254,130	(2,175)	(0.86)%	5,156	1,622	15,555	4,584	2,525	3,872	275,191	264,208	10,983	4.16%

Hotel Net Operating Income(1)	717	209	508	243.06%	—	—	—	—	—	—	717	209	508	243.06%

Consolidated Net Operating Income(1)	252,672	254,339	(1,667)	(0.66)%	5,156	1,622	15,555	4,584	2,525	3,872	275,908	264,417	11,491	4.35%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	8,149	7,428	721	9.71%

Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	27,619	24,643	2,976	12.08%
Transaction costs	—	—	—	—	—	—	—	—	—	—	2,104	72	2,032	2822.22%
Depreciation and amortization	94,169	92,181	1,988	2.16%	5,567	2,587	8,054	2,447	1,883	12,022	109,673	109,237	436	0.40%

Total Other Expenses	94,169	92,181	1,988	2.16%	5,567	2,587	8,054	2,447	1,883	12,022	139,396	133,952	5,444	4.06%

Operating Income	158,503	162,158	(3,655)	(2.25)%	(411)	(965)	7,501	2,137	642	(8,150)	144,661	137,893	6,768	4.91%

Other Income:
Income from unconsolidated joint ventures											11,721	7,976	3,745	46.95%
Interest and other											1,646	974	672	68.99%
Gains from investments in securities											801	373	428	114.75%
Gains from early extinguishment of debt											767	—	767	100.00%
Other Expenses:
Interest expense											103,237	98,525	4,712	4.78%

Income from continuing operations											56,359	48,691	7,668	15.75%
Discontinued operations:
Loss from discontinued operations											(156)	(497)	341	68.61%
Gain on forgiveness of debt from discontinued operations											17,807	—	17,807	100.00%

Net income											74,010	48,194	25,816	53.57%

Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships											(546)	(529)	(17)	(3.21)%
Noncontrolling interest—redeemable preferred units of the Operating Partnership											(801)	(823)	22	2.67%
Noncontrolling interest—common units of the Operating Partnership											(6,089)	(6,090)	1	0.02%
Noncontrolling interest in discontinued operations—common units of the Operating Partnership											(1,942)	61	(2,003)	(3283.61)%

Net Income attributable to Boston Properties, Inc.											$64,632	$40,813	$23,819	58.36%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 37. Hotel Net Operating Income for the three months ended March 31, 2012 and 2011 are comprised of Hotel Revenue of $6,816 and $5,948 less Hotel Expenses of $6,099 and $5,739, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $6.2 million for the three months ended March 31, 2012 compared to 2011. The increase was primarily the result of an increase of approximately $2.2 million in rental revenue from our leases, an increase in parking and other revenue of approximately $2.2 million and an increase in other recoveries of approximately $1.8 million. The increase in rental revenue from our leases of approximately $2.2 million is the result of our average revenue increasing by approximately $0.12 per square foot, contributing approximately $3.6 million, offset by an approximately $1.4 million decrease due to a decline in average occupancy from 92.6% to 92.1%.

We expect rental revenue from the Same Property Portfolio to continue to be impacted by the transitionary revenue declines associated with the expiration of leases at Embarcadero Center Four in San Francisco, Gateway Center in South San Francisco and the expiration of an approximately 150,000 square foot lease at 399 Park Avenue in New York City in mid 2012. Although we have re-leased a portion of the Embarcadero Center Four and Gateway Center spaces, there will still be an interruption in rental revenue for 2012 as rent has yet to commence for most of the space. In addition, we had a large tenant vacate approximately 700,000 square feet of space in Reston, Virginia, of which we will be redeveloping approximately 523,000 square feet for the Defense Intelligence Agency at 12300 and 12310 Sunrise Valley Drive (Patriots Park). We had started the two-building redevelopment and removed both buildings from service, and therefore also removed them from the Same Property Portfolio. The third building, 12290 Sunrise Valley Drive, which remains in the Same Property Portfolio, is currently leased until the second quarter 2012 and we do not expect to receive any income from this building following expiration of the full-building lease through the end of 2012. With an approximately 307,000 square foot lease that commenced at 111 Huntington Avenue in January 2012 and the leasing activity we are currently experiencing in San Francisco and Boston, we expect our occupancy to be between 91% and 93% for 2012. However, the impact on the Same Property Portfolio net operating income from the foregoing vacancies and transactions is expected to result in a decrease of approximately 1% to 2% from 2011 to 2012.

Termination Income

Termination income decreased by approximately $1.5 million for the three months ended March 31, 2012 compared to 2011.

Termination income for the three months ended March 31, 2012 related to seven tenants across the Same Property Portfolio and totaled approximately $0.4 million.

Termination income for the three months ended March 31, 2011 related to four tenants across the Same Property Portfolio and totaled approximately $2.0 million.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $6.9 million for the three months ended March 31, 2012 compared to 2011 due primarily to an approximately $3.2 million cumulative non-cash straight-line adjustment for ground rent expense (Refer to Note 2 to the Consolidated Financial Statements) and an increase of approximately $3.4 million in real estate taxes, which was primarily in our Boston and Washington, DC regions.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $2.0 million for the three months ended March 31, 2012 compared to 2011.

Properties Acquired Portfolio

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

On March 1, 2012, we acquired 453 Ravendale Drive located in Mountain View, California for a purchase price of approximately $6.7 million in cash. 453 Ravendale Drive is an approximately 30,000 net rentable square foot Office/Technical property that is currently 100% leased.

On March 13, 2012, we acquired 100 Federal Street in Boston, Massachusetts for an aggregate investment of approximately $615.0 million in cash. In connection with the transaction, we entered into a long-term lease with an affiliate of Bank of America for approximately 735,000 square feet. 100 Federal Street is an approximately 1,264,000 net rentable square foot, 37-story Class A office tower that is currently 94% leased.

Rental Revenue

Rental revenue from our Properties Acquired Portfolio increased approximately $6.6 million for the three months ended March 31, 2012 compared to 2011, as detailed below:

Property	Date Acquired	Rental Revenue for the three months ended March 31,
		2012	2011	Change
		(in thousands)
Bay Colony Corporate Center	February 1, 2011	$5,023	$3,658	$1,365
2440 West El Camino Real	November 22, 2011	1,915	—	1,915
453 Ravendale Drive	March 1, 2012	52	—	52
100 Federal Street	March 13, 2012	3,306	—	3,306

Total		$10,296	$3,658	$6,638

Real Estate Operating Expenses

Real estate operating expenses from our Properties Acquired Portfolio increased approximately $3.1 million for the three months ended March 31, 2012 compared to 2011, as detailed below:

Property	Date Acquired	Real Estate Operating Expenses for the three months ended March 31,
		2012	2011	Change
		(in thousands)
Bay Colony Corporate Center	February 1, 2011	$3,135	$2,036	$1,099
2440 West El Camino Real	November 22, 2011	573	—	573
453 Ravendale Drive	March 1, 2012	24	—	24
100 Federal Street	March 13, 2012	1,408	—	1,408

Total		$5,140	$2,036	$3,104

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Acquired Portfolio increased by approximately $3.0 million for the three months ended March 31, 2012 compared to 2011 as a result of the acquisition of properties after March 31, 2011, as well as the additional depreciation expense incurred for the three months ended March 31, 2012 associated with Bay Colony Corporate Center that was acquired on February 1, 2011 and, as a result, was not recognizing depreciation expense for the full three months ended March 31, 2011.

Properties Placed In-Service Portfolio

At March 31, 2012, we had five additional properties totaling approximately 2,014,000 square feet that were placed in-service or partially placed in-service between January 1, 2011 and March 31, 2012.

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $20.5 million for the three months ended March 31, 2012 compared to 2011, as detailed below:

Property	Quarter Placed In-Service	Rental Revenue for the three months ended March 31,
		2012	2011	Change
		(in thousands)
510 Madison Avenue	Second Quarter, 2011	$4,181	$—	$4,181
2200 Pennsylvania Avenue	Third Quarter, 2011	7,305	363	6,942
Residences on The Avenue	Third Quarter, 2011	3,598	—	3,598
The Lofts at Atlantic Wharf	Third Quarter, 2011	883	—	883
Atlantic Wharf—Office	Fourth Quarter, 2011	11,383	6,522	4,861

Total		$27,350	$6,885	$20,465

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $9.5 million for the three months ended March 31, 2012 compared to 2011, as detailed below:

Property	Quarter Placed In-Service	Real Estate Operating Expenses for the three months ended March 31,
		2012	2011	Change
		(in thousands)
510 Madison Avenue	Second Quarter, 2011	$973	$—	$973
2200 Pennsylvania Avenue	Third Quarter, 2011	4,564	372	4,192
Residences on The Avenue	Third Quarter, 2011	2,325	—	2,325
The Lofts at Atlantic Wharf	Third Quarter, 2011	390	—	390
Atlantic Wharf—Office	Fourth Quarter, 2011	3,543	1,929	1,614

Total		$11,795	$2,301	$9,494

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Placed In-Service Portfolio increased by approximately $5.6 million for the three months ended March 31, 2012 compared to 2011 as a result of the depreciation expense associated with our properties that were placed in-service or partially placed in-service after January 1, 2011.

Properties in Development or Redevelopment Portfolio

At March 31, 2012 and 2011, the Properties in Development or Redevelopment Portfolio consisted primarily of our 12300 and 12310 Sunrise Valley Drive properties located in Reston, Virginia and our 250 West 55th Street development project located in New York City.

On February 6, 2009, we announced that we were suspending construction on our 989,000 square foot office project at 250 West 55th Street in New York City. During December 2009, we completed the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and as a result ceased interest capitalization on the project. During the three months ended March 31, 2011, we recognized approximately $0.4 million of additional costs associated with the suspension and ongoing maintenance of the development project. On May 24, 2011, we signed a lease with the law firm of Morrison & Foerster LLP for approximately 184,000 square feet at 250 West 55th Street and construction of the project has resumed. As a result of our decision to resume development, in May 2011 we began interest capitalization and are no longer expensing costs associated with this project.

On July 1, 2011, we entered into lease amendments with the existing tenant at our three-building complex in Reston, Virginia, which will be redeveloped as the headquarters for the Defense Intelligence Agency. Under the agreements, the existing tenant terminated early its leases for approximately 523,000 square feet at the complex and was responsible for certain payments to us aggregating approximately $14.8 million, which we recognized as termination income of approximately $12.2 million during 2011 and the remaining approximately $2.6 million during the first quarter of 2012. On July 5, 2011, we commenced the redevelopment of the 12310 Sunrise Valley Drive property at the complex, which we completed and placed in-service on May 3, 2012. In addition, on January 3, 2012, we commenced the redevelopment of the 12300 Sunrise Valley Drive property at the complex, which is expected to be competed during the second quarter of 2013. During the three months ended March 31, 2011, these buildings had revenue, excluding termination income, of approximately $5.4 million and operating expenses of approximately $1.0 million. During the three months ended March 31, 2012, excluding termination income, these buildings had de minimis revenue and operating expenses. In addition, the decrease in depreciation of approximately $10.1 million is the result of the acceleration of depreciation expense during the three months ended March 31, 2011 in conjunction with the redevelopment of these building.

Other Operating Income and Expense Items

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $0.5 million for the three months ended March 31, 2012 compared to 2011. We expect our hotel net operating income for fiscal 2012 to be between $9 million and $10 million.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the three months ended March 31, 2012 and 2011.

	2012	2011	Percentage Change
Occupancy	75.3%	69.2%	8.8%
Average daily rate	$182.66	$174.05	4.9%
Revenue per available room, REVPAR	$137.58	$120.43	14.2%

Development and Management Services

Development and management services income increased approximately $0.7 million for the three months ended March 31, 2012 compared to 2011. The increase was primarily due to an increase in development income of approximately $1.4 million partially offset by a decrease in management fee income of approximately $0.7 million. The increase in development fees is primarily due to an increase in development fees related to 75 Ames Street in Cambridge, Massachusetts and increased fees associated with tenant improvement project management. The decrease in management fees is due to a decrease in leasing fees earned from our joint venture properties. We expect fee income for fiscal 2012 to be between $27 million and $32 million.

General and Administrative

General and administrative expenses increased approximately $3.0 million for the three months ended March 31, 2012 compared to 2011. On February 13, 2012, E. Mitchell Norville announced that he would resign as our Executive Vice President, Chief Operating Officer effective on February 29, 2012. We recognized approximately $4.5 million of expense during the first quarter of 2012 in connection with Mr. Norville’s resignation. This increase was partially offset by the acceleration of the remaining unrecognized compensation expense totaling approximately $4.3 million associated with the termination of the 2008 OPP Awards during the first quarter of 2011, which did not recur in 2012. The remaining increase was primarily due to (1) an approximately $0.9 million increase related to the issuance of the 2012 OPP Awards and non-qualified stock options, (2) an approximately $0.7 million increase in taxes, (3) an approximately $0.4 million increase in our liability under our deferred compensation plan that was associated with the performance of the specific investments selected by our officers participating in the plan and (4) an approximately $0.8 million increase in other general and administrative expenses, which includes compensation expense. Refer to Note 11 of the Consolidated Financial Statements for additional information regarding Mr Norville’s resignation and the issuance of the 2012 OPP Awards and non-qualified stock options. We expect general and administrative expense for fiscal 2012 to be between $85 million and $87 million.

Wages directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the three months ended March 31, 2012 and 2011 were approximately $2.7 million and $2.6 million, respectively. These costs are not included in the general and administrative expenses discussed above.

Transaction Costs

During the three months ended March 31, 2012, we incurred approximately $2.1 million of transaction costs of which approximately $0.6 million related to the acquisition of 100 Federal Street in Boston, MA and $1.5 million related to the pursuit of other deals. During the three months ended March 31, 2011, we incurred approximately $72,000 of transaction costs.

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the three months ended March 31, 2012 compared to 2011, income from unconsolidated joint ventures increased by approximately $3.7 million of which approximately $1.6 million related to an increase in our share of the net income from the General Motors Building due to a decrease in the building’s depreciation expense as a result of the expiration of depreciation and amortization of acquisition related lease intangibles. In addition, the General Motors Building had an increase in cash rental revenue of approximately $2.7 million (our share) which was primarily related to the early renewal of a tenant. However, this increase was offset by a decrease of approximately $2.7 million (our share) in “above-” and “below-market” lease income under ASC 805 “Business Combinations” due to the expiration of certain leases. Refer to Note 4 of the Consolidated Financial Statements for additional details regarding the operating results of our unconsolidated joint ventures. For fiscal 2012, we expect the cash contributions from our operating and placed in-service unconsolidated joint ventures to increase, but we will realize a decrease of approximately $16 million (our share) of “above-” and “below-market” lease income under ASC 805 “Business Combinations” due to the expiration of certain leases, which will adversely impact our income from unconsolidated joint ventures.

Interest and Other Income

Interest and other income increased approximately $0.7 million for the three months ended March 31, 2012 compared to 2011 as a result of increased average cash balances. The average daily cash balances for the three months ended March 31, 2012 and March 31, 2011 were approximately $1.3 billion and $0.9 billion, respectively.

Gains from Investments in Securities

Gains from investments in securities for the three months ended March 31, 2012 and 2011 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for our officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to our officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the three months ended March 31, 2012 and 2011, we recognized gains of approximately $0.8 million and $0.4 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $0.8 million and $0.4 million during the three months ended March 31, 2012 and 2011, respectively, as a result of increases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

Gains from Early Extinguishment of Debt

On March 12, 2012, we used available cash to repay the mortgage loan collateralized by our Bay Colony Corporate Center property located in Waltham, Massachusetts totaling $143.9 million. The mortgage financing bore interest at a fixed rate of 6.53% per annum and was scheduled to mature on June 11, 2012. There was no prepayment penalty. We recognized a gain on early extinguishment of debt totaling approximately $0.9 million related to the acceleration of the remaining balance of the historical fair value debt adjustment.

In connection with the repurchase / redemption of our Operating Partnership’s 2.875% Exchangeable Senior Notes due 2037, we recognized a loss on early extinguishment of debt of approximately $0.1 million related to the expensing of transaction related costs.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $4.7 million for the three months ended March 31, 2012 compared to 2011 as detailed below:

Component	Change in interest expense for the three months ended March 31, 2012 compared to March 31, 2011
(in thousands)
Increases to interest expense due to:
New mortgage/properties placed in-service financings	$7,069
Issuance by our Operating Partnership of $850 million in aggregate principal of 3.700% senior notes due 2018 on November 10, 2011	7,925
Other interest expense (excluding senior notes) partially offset by principal amortization of continuing debt	251

Total increases to interest expense	$15,245

Decreases to interest expense due to:
Repayment of mortgage financings	$(7,006)
Repurchases/redemption of $576.2 million in aggregate principal of 2.875% exchangeable senior notes due 2037	(2,286)
Interest expense associated with the adjustment for the equity component allocation of our unsecured exchangeable debt	(1,241)

Total decreases to interest expense	$(10,533)

Total change in interest expense	$4,712

The following properties are included in the new mortgages/properties placed in-service financings line item: Bay Colony Corporate Center and 601 Lexington Avenue. The following properties are included in the repayment of mortgage financings line item: 601 Lexington Avenue, Reservoir Place, Atlantic Wharf, 510 Madison Avenue and Bay Colony Corporate Center. As properties are placed in-service, we cease capitalizing interest and interest is then expensed.

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Interest capitalized for the three months ended March 31, 2012 and 2011 was approximately $11.2 million and $11.2 million, respectively. These costs are not included in the interest expense referenced above.

We anticipate net interest expense for fiscal 2012 will be between $388 million to $393 million. This estimate reflects the impact of $40 million to $45 million of capitalized interest and the extinguishment of our $25 million Montvale Center mortgage loan. This estimate assumes that we will not incur any additional indebtedness, make any pre-payments or repurchases of existing indebtedness, and that there will not be any fluctuations in interest rates or any changes in our development activity. The actual amount of our interest expense for fiscal 2012 will be impacted by, among other things, any additional indebtedness we incur, any pre-payments or repurchases of existing indebtedness, fluctuations in interest rates and any changes in our development activity.

At March 31, 2012, our variable rate debt consisted of our Operating Partnership’s $750.0 million Unsecured Line of Credit. For a summary of our consolidated debt as of March 31, 2012 and March 31, 2011 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Discontinued Operations

On January 31, 2012, the servicer of the non-recourse mortgage loan collateralized by our Montvale Center property located in Gaithersburg, Maryland foreclosed on the property. During 2011, we had notified the master servicer of the non-recourse mortgage loan that the cash flows generated from the property were insufficient to fund debt service payments and capital improvements necessary to lease and operate the property and that we were not prepared to fund any cash shortfalls. We were not current on making debt service payments and were accruing interest at the default interest rate of 9.93% per annum. The loan was originally scheduled to mature on June 6, 2012. As a result of the foreclosure, the mortgage loan totaling $25.0 million was extinguished and the related obligations were satisfied with the transfer of the real estate and working capital to the servicer. We no longer have any equitable or economic interest ownership in the property. The transaction resulted in a gain on forgiveness of debt of approximately $17.8 million. The operating results of the property through the date of foreclosure have been classified as discontinued operations on a historical basis for all periods presented. Refer to Note 3 of the Consolidated Financial Statements for additional details regarding the foreclosure and operating results of the property.

Noncontrolling interests in property partnerships

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

•

redeem or meet repurchase obligations that may be elected in May 2013 by our Operating Partnership or holders, respectively, with respect to the Operating Partnership’s 3.750% exchangeable senior notes due 2036;

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

We draw on multiple financing sources to fund our long-term capital needs. Our Operating Partnership’s Unsecured Line of Credit is utilized primarily as a bridge facility to fund acquisition opportunities, to refinance outstanding indebtedness and to meet short-term development and working capital needs. Although we generally seek to fund our development projects with construction loans, which may be guaranteed by our Operating Partnership, the financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, the extent of pre-leasing and our available cash and access to cost effective capital at the given time.

The following table presents information on properties under construction as of March 31, 2012 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Square feet	Investment to Date(1)	Estimated Total Investment(1)	Percentage Leased(2)
Office
510 Madison Avenue(3)	Third Quarter, 2013	New York, NY	1	347,000	$363,792	$375,000	51%
12310 Sunrise Valley Drive(4)(5)	Second Quarter, 2012	Reston, VA	1	267,531	62,138	67,000	100%
Annapolis Junction Lot Six (50% ownership)(6)	Third Quarter, 2013	Annapolis, MD	1	120,000	9,637	14,000	49%
500 North Capitol Street, NW (30% ownership)(6)	Fourth Quarter, 2013	Washington, DC	1	232,000	21,250	36,540	74%
12300 Sunrise Valley Drive(4)	Second Quarter, 2013	Reston, VA	1	255,951	23,241	64,000	100%
Seventeen Cambridge Center	Third Quarter, 2013	Cambridge, MA	1	195,191	27,594	86,300	100%
250 West 55th Street(7)	Fourth Quarter, 2015	New York, NY	1	989,000	582,133	1,050,000	19%

Total Office Properties under Construction			7	2,406,673	$1,089,785	$1,692,840	54%

Residential
Reston Town Center Residential	Fourth Quarter, 2015	Reston, VA	1	420,000	$30,184	$137,250	N/A

Total Properties under Construction			8	2,826,673	$1,119,969	$1,830,090	54%

(1)	Represents our share. Includes net revenue during lease up period, acquisition expenses and approximately $56.3 million of construction cost and leasing commission accruals.
(2)	Represents percentage leased as of May 2, 2012 and excludes residential space.
(3)	This project was fully placed in-service on April 30, 2012.
(4)	Project cost includes the incremental costs related to redevelopment and excludes original investment in the asset.
(5)	This project was fully placed in-service on May 3, 2012.
(6)	This development project has a construction loan.
(7)	Investment to Date excludes approximately $24.8 million of costs that were expensed in prior periods in connection with the suspension of development activities. Estimated Total Investment includes approximately $230 million of interest capitalization.

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

Material adverse changes in one or more sources of capital may adversely affect our net cash flows. Such changes, in turn, could adversely affect our ability to fund dividends and distributions, debt service payments and tenant improvements. In addition, a material adverse change in the cash provided by our operations may affect our ability to comply with the financial covenants under our Operating Partnership’s Unsecured Line of Credit and unsecured senior notes.

Since January 1, 2012, we issued an aggregate of 1,692,400 shares of our common stock under this ATM program for gross proceeds of approximately $178.9 million and net proceeds of approximately $177.0 million. As of May 8, 2012, we have approximately $376.2 million remaining under this ATM program. We intend to use the net proceeds from the sales for general business purposes, which may include investment opportunities and debt reduction. Pending such uses, we may invest the net proceeds in short-term, interest-bearing securities.

Since January 1, 2012, we repurchased/redeemed approximately $576.2 million of our Operating Partnership’s 2.875% exchangeable senior notes due 2037. In addition, we repaid an aggregate of $209.0 million of secured debt. After completing these transactions, we have satisfied all of our 2012 debt maturities. Our most significant capital commitments through the remainder of 2012 are to fund approximately $250 million of budgeted development costs. The completion of our ongoing development through late 2015 is expected to be fully funded by cash and available draws from construction loans. We believe that our strong liquidity, including available cash as of May 2, 2012 of approximately $470 million, and the approximately $737 million available under our Operating Partnership’s Unsecured Line of Credit, provide sufficient capacity to fund our remaining capital requirements on existing development projects, our foreseeable potential development activity and pursue attractive additional investment opportunities. In addition, we have secured and unsecured debt maturities in 2013 aggregating approximately $889 million, of which our share is approximately $837 million, which will need to be redeemed, repaid or refinanced. We are considering our options for supplementing our liquidity in the context of prospective investment opportunities and satisfying our 2013 debt maturities. Given the relatively low interest rates currently available to us in the debt markets, we may seek to raise the necessary proceeds in the near term, which may result in us carrying additional cash and cash equivalents pending our Operating Partnership’s use of the proceeds. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase unsecured senior notes and unsecured exchangeable senior notes for cash in open market purchases or privately negotiated transactions, or both. We will evaluate any such potential transactions in light of then-existing market conditions, taking into account the trading prices of the notes, our current liquidity and prospects for future access to capital.

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

Cash and cash equivalents were approximately $0.6 billion and $0.7 billion at March 31, 2012 and 2011, respectively, representing a decrease of approximately $0.1 billion. The following table sets forth changes in cash flows:

	Three months ended March 31,
	2012	2011	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$169,261	$132,284	$36,977
Net cash used in investing activities	(760,110)	(121,029)	(639,081)
Net cash provided by (used in) financing activities	(641,163)	257,102	(898,265)

Our principal source of cash flow is related to the operation of our office properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 6.9 years with occupancy rates historically in the range of 91% to 94%. Our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties, secured and unsecured borrowings and equity offerings.

Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the three months ended March 31, 2012 and 2011 consisted primarily of funding our development projects and the acquisition of Bay Colony Corporate Center and 100 Federal Street, as detailed below:

	Three months ended March 31,
	2012	2011
	(in thousands)
Acquisitions of real estate	$(621,359)	$(41,100)
Construction in progress	(93,657)	(64,877)
Building and other capital improvements	(8,613)	(8,874)
Tenant improvements	(34,912)	(14,251)
Deposit on real estate released from escrow	—	10,000
Issuance of note receivable	(735)	—
Capital contributions to unconsolidated joint ventures	(47)	(1,232)
Capital distributions from unconsolidated joint ventures	57	—
Investments in securities, net	(844)	(695)

Net cash used in investing activities	$(760,110)	$(121,029)

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

•	On March 1, 2012, we acquired 453 Ravendale Drive located in Mountain View, California for a purchase price of approximately $6.7 million in cash.

•	On March 13, 2012, we acquired 100 Federal Street in Boston, Massachusetts for an aggregate investment of approximately $615.0 million in cash.

•

Construction in progress for the three months ended March 31, 2011 includes ongoing expenditures associated with our Atlantic Wharf Office and 2200 Pennsylvania Avenue developments, which were partially placed in-service during the three months ended March 31, 2011. In addition, for the three months ended March 31, 2011, we also incurred costs associated with the continued development of 510 Madison Avenue and our two residential properties, The Lofts at Atlantic Wharf and the Residences on The Avenue. Construction in progress for the three months ended March 31, 2012 includes expenditures associated with our 510 Madison Avenue development, which was partially placed in-service during the three months ended March 31, 2012 and fully placed in-service on April 30, 2012. In addition, we incurred costs associated with the continued development and redevelopment of 12300 and 12310 Sunrise Valley Drive (Patriots Park), Seventeen Cambridge Center, Reston Town Center Residential and 250 West 55th Street. We fully placed in-service 12310 Sunrise Valley Drive on May 3, 2012. The completion of our ongoing developments, including our share of our unconsolidated joint venture developments, through 2015 is expected to be fully funded by cash and available draws from construction loans. We estimate our future funding requirement to complete our developments, which includes our share of our unconsolidated joint venture developments, to be approximately $690 million.

•	Tenant improvement costs increased by approximately $20.7 million due to the start of large tenant projects in 2012.

Cash used in financing activities for the three months ended March 31, 2012 totaled approximately $641.2 million. This consisted primarily of the repurchase / redemption of all of our Operating Partnership’s outstanding 2.875% exchangeable senior notes due 2037, the payments of dividends and distributions to our shareholders and the unitholders of our Operating Partnership and the repayment of mortgage notes payable, partially offset by the net proceeds from the issuance of shares of our common stock under our ATM program. Future debt payments are discussed below under the heading “Capitalization-Debt Financing.”

Capitalization

At March 31, 2012, our total consolidated debt was approximately $8.0 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 5.38% (with a coupon/stated rate of 5.05%) and the weighted-average maturity was approximately 5.8 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $25.7 billion at March 31, 2012. Total consolidated market capitalization was calculated using the March 31, 2012 closing stock price of $104.99 per common share and the following: (1) 149,384,341 shares of our common stock, (2) 16,527,994 outstanding common units of partnership interest in Boston Properties Limited Partnership (excluding common units held by Boston Properties, Inc.), (3) an aggregate of 1,352,688 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest in Boston Properties Limited Partnership, (4) an aggregate of 1,690,649 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (5) our consolidated debt totaling approximately $8.0 billion. The calculation of total consolidated market capitalization does not include 400,000 2011 OPP Units and 400,000 2012 OPP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at March 31, 2012, represented approximately 30.98% of our total consolidated market capitalization. This percentage will fluctuate with changes in the market value of our common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Debt Financing

As of March 31, 2012, we had approximately $8.0 billion of outstanding consolidated indebtedness, representing approximately 30.98% of our total consolidated market capitalization as calculated above consisting of approximately (1) $3.865 billion (net of discount) in publicly traded unsecured senior notes (excluding exchangeable senior notes) having a weighted-average interest rate of 5.04% per annum and maturities in 2013, 2015, 2018, 2019, 2020 and 2021; (2) $439.3 million (net of adjustment for the equity component allocation) of exchangeable senior notes having a GAAP interest rate of 5.958% per annum (an effective rate of 3.787% per annum, excluding the effect of the adjustment for the equity component allocation), an initial optional redemption date in 2013 and maturity in 2036; (3) $709.2 million (net of discount and the adjustment for the equity component allocation ) of exchangeable senior notes having a GAAP interest rate of 6.555% per annum (an effective rate of 4.037%, excluding the effect of the adjustment for the equity component allocation) and maturing in 2014; and (4) $2.9 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 5.46% per annum and weighted-average term of 5.9 years. The table below summarizes our mortgage notes payable, our unsecured senior notes and our Unsecured Line of Credit at March 31, 2012 and March 31, 2011:

	2012	2011
	(Dollars in Thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable	$2,946,760	$2,870,525
Variable rate mortgage notes payable	—	317,500
Unsecured senior notes, net of discount	3,865,369	3,016,743
Unsecured exchangeable senior notes, net of discount and adjustment for the equity component allocation	1,148,497	1,732,496
Unsecured Line of Credit	—	—

Total	$7,960,626	$7,937,264

Percent of total debt:
Fixed rate	100.00%	96.00%
Variable rate	0.00%	4.00%

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	5.38%	5.73%
Variable rate	0.00%	0.99%

Total	5.38%	5.54%

Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	5.05%	5.28%
Variable rate	0.00%	0.86%

Total	5.05%	5.10%

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

As of March 31, 2012, we had no borrowings and outstanding letters of credit totaling approximately $13.9 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $736.1 million. As of May 2, 2012, we had no borrowings and outstanding letters of credit totaling approximately $13.1 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $736.9 million.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of March 31, 2012 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.381%	$182,432	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.291%	42,568	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.693%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018

Total principal			3,875,000
Net unamortized discount			(9,631)

Total			$3,865,369

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 25 basis points in the case of the $250 million of notes that mature on June 1, 2015, 40 basis points in the case of the $700 million of notes that mature on October 15, 2019 and 30 basis points in the case of the $700 million and $850 million of notes that mature on November 15, 2020 and May 15, 2021, respectively), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our unsecured senior notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of March 31, 2012, we believe we were in compliance with each of these financial restrictions and requirements.

Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of March 31, 2012 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(3)	450,000	May 18, 2013(4)	May 15, 2036

Total principal					1,197,500
Net unamortized discount					(2,720)
Adjustment for the equity component allocation, net of accumulated amortization					(46,283)

Total					$1,148,497

(1)	Yield on issuance date including the effects of discounts on the notes but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of our common stock). In addition, we entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions were expected to have the effect of increasing the effective exchange price to us of the notes from $117.58 to approximately $137.17 per share (subject to adjustment), representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of our common stock. The net cost of the capped call transactions was approximately $44.4 million. As of March 31, 2012, the effective exchange price was $135.14 per share.
(3)	In connection with the special dividend of $5.98 per share of common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of our common stock.
(4)	Holders may require our Operating Partnership to repurchase the notes for cash on May 18, 2013 and May 15, 2016, 2021, 2026 and 2031 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgage notes payable at March 31, 2012:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
599 Lexington Avenue	5.57%	5.41%	$750,000	$—	$750,000	(2)(3)	March 1, 2017
601 Lexington Avenue	4.75%	4.79%	725,000	—	725,000		April 10, 2022
John Hancock Tower	5.68%	5.05%	640,500	18,684	659,184	(1)(3)	January 6, 2017
Embarcadero Center Four	6.10%	7.02%	368,912	—	368,912	(4)	December 1, 2016
505 9th Street	5.73%	5.87%	125,311	—	125,311	(5)	November 1, 2017
One Freedom Square	7.75%	5.34%	65,113	291	65,404	(1)(6)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.55%	5.58%	63,000	—	63,000	(3)	October 1, 2014
140 Kendrick Street	7.51%	5.25%	48,753	1,064	49,817	(1)	July 1, 2013
New Dominion Tech Park, Bldg. One	7.69%	7.84%	46,430	—	46,430		January 15, 2021
Kingstowne Two and Retail	5.99%	5.61%	36,026	512	36,538	(1)	January 1, 2016
Sumner Square	7.35%	7.54%	23,601	—	23,601		September 1, 2013
Kingstowne One	5.96%	5.68%	17,556	84	17,640	(1)	May 5, 2013
University Place	6.94%	6.99%	15,923	—	15,923		August 1, 2021

Total			$2,926,125	$20,635	$2,946,760

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount is reducing our GAAP interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(4)	On November 13, 2008, we closed on an eight-year, $375.0 million mortgage loan collateralized by this property. The mortgage loan bears interest at a fixed rate of 6.10% per annum. Under our interest rate hedging program, we are reclassifying into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss resulting in an effective interest rate of 7.02% per annum.
(5)	This property is owned by a consolidated joint venture in which we have a 50% interest.
(6)	We had agreed to guarantee approximately $7.9 million related to our obligation to provide funds for certain tenant re-leasing costs. On April 2, 2012, this loan was repaid.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

We have investments in twelve unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 25% to 60%. Nine of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At March 31, 2012, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $3.0 billion (of which our proportionate share is approximately $1.4 billion). The table below summarizes the outstanding debt of these joint venture properties at March 31, 2012. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
General Motors Building:
Secured 1st Mortgage	60%	5.95%	6.50%	$1,300,000	$(37,295)	$1,262,705	(1)(2)(3)	October 7, 2017
Mezzanine Loan	60%	6.02%	8.00%	306,000	(30,454)	275,546	(1)(2)(4)	October 7, 2017
Partner Loans	60%	11.00%	11.00%	450,000	—	450,000	(5)	June 9, 2017
125 West 55th Street	60%	6.09%	6.15%	202,072	—	202,072	(6)	March 10, 2020
540 Madison Avenue	60%	5.20%	6.75%	118,500	(2,188)	116,312	(1)(7)	July 11, 2013
Metropolitan Square	51%	5.75%	5.81%	175,000	—	175,000		May 5, 2020
Market Square North	50%	4.85%	4.91%	130,000	—	130,000		October 1, 2020
Annapolis Junction	50%	2.02%	2.18%	42,250	—	42,250	(8)	March 31, 2018
Annapolis Junction Lot 6	50%	1.91%	2.57%	9,713	—	9,713	(2)(9)	November 17, 2013
Mountain View Tech. Park
Secured 1st Mortgage	39.5%	2.79%	3.37%	20,000	—	20,000	(2)(10)(11)	November 22, 2014
BPLP loan	39.5%	10.0%	10.0%	3,580	—	3,580	(2)(12)	November 22, 2014
Mountain View Research Park:
Secured 1st Mortgage	39.5%	2.27%	2.47%	91,224	—	91,224	(10)(13)	May 31, 2014
BPLP loan	39.5%	10.0%	10.0%	7,597		7,597	(2)(14)	May 31, 2014
500 North Capitol Street	30%	1.90%	2.58%	49,426	—	49,426	(2)(15)	October 14, 2014
901 New York Avenue	25%	5.19%	5.27%	159,020	—	159,020		January 1, 2015
300 Billerica Road	25%	5.69%	6.04%	7,500	—	7,500	(2)(10)	January 1, 2016

Total				$3,071,882	$(69,937)	$3,001,945

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	The loan requires interest only payments with a balloon payment due at maturity.
(3)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of March 31, 2012, the maximum funding obligation under the guarantee was approximately $13.5 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(4)	Principal amount does not include the assumed mezzanine loan with an aggregate principal amount of $294.0 million and a stated rate of 6.02% per annum, as the venture acquired the lenders’ interest in this loan for a purchase price of approximately $263.1 million in cash.
(5)	In connection with the capitalization of the joint venture, loans totaling $450.0 million were funded by the venture’s partners on a pro-rata basis. Our share of the partner loans totaling $270.0 million has been reflected in Related Party Note Receivable on our Consolidated Balance Sheets.
(6)	In connection with the refinancing of this property’s secured loan by the joint venture, we have guaranteed the joint venture’s obligation to fund an escrow related to certain lease rollover costs in lieu of an initial cash deposit for the full amount. The maximum funding obligation under the guarantee was $21.3 million. At closing, the joint venture funded a $10.0 million cash deposit into an escrow account and the remaining $11.3 million will be further reduced with scheduled monthly deposits from operating cash flows. As of March 31, 2012, the remaining funding obligation under the guarantee was approximately $0.5 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.
(7)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund tenant improvements and leasing commissions.
(8)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on March 31, 2018 with one, three-year extension option, subject to certain conditions.
(9)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on November 17, 2013 with two, one-year extension options, subject to certain conditions.
(10)	This property is owned by the Value-Added Fund.
(11)	The mortgage loan bears interest at a variable rate equal to LIBOR plus 2.50% per annum.
(12)	In conjunction with the mortgage loan modification our Operating Partnership agreed to lend up to $6.0 million to the Value-Added Fund, of which approximately $3.6 million had been advanced as of March 31, 2012. The loan from our Operating Partnership bears interest at a fixed rate of 10.0% per annum and matures on November 22, 2014. This loan has been reflected in Related Party Note Receivable on our Consolidated Balance Sheets.
(13)	The mortgage loan bears interest at a variable rate equal to LIBOR plus 2.00% per annum.
(14)	In conjunction with the mortgage loan modification, our Operating Partnership agreed to lend up to $12.0 million to our Value-Added Fund, of which approximately $7.6 million has been advanced to date. The loan from our Operating Partnership bears interest at a fixed rate of 10.0% per annum and matures on May 31, 2014. This loan has been reflected in Related Party Note Receivable on our Consolidated Balance Sheets.
(15)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on October 14, 2014 with two, one-year extension options, subject to certain conditions.

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

Insurance

We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”). Currently, the per occurrence limits of our portfolio property insurance program are $1.0 billion, including coverage for acts of terrorism certified under TRIA other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). We also carry $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of Terrorism Coverage in our property insurance program which is provided by IXP, LLC (“IXP”) as a direct insurer. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage, with $1.375 billion of Terrorism Coverage in excess of $250 million being provided by NYXP, LLC, (“NYXP”) as a direct insurer. We also currently carry nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP, as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding the properties owned by our Value-Added Fund and certain other properties owned in joint ventures with third parties or which we manage. The per occurrence limit for NBCR Coverage is $1 billion. Under TRIA, after the payment of the required deductible and coinsurance, the additional Terrorism Coverage provided by IXP for 601 Lexington Avenue, the NBCR Coverage provided by IXP and the Terrorism Coverage provided by NYXP are backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100 million and the coinsurance is 15%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. We may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in our portfolio or for any other reason. We intend to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.

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

IXP, a captive insurance company which is a wholly-owned subsidiary, acts as a direct insurer with respect to a portion of our earthquake insurance coverage for our Greater San Francisco properties, the additional Terrorism Coverage for 601 Lexington Avenue and our NBCR Coverage. The additional Terrorism Coverage provided by IXP for 601 Lexington Avenue only applies to losses which exceed the program trigger under TRIA. NYXP, a captive insurance company which is a wholly-owned subsidiary, acts as a direct insurer with respect to a portion of our Terrorism Coverage for 767 Fifth Avenue. Currently, NYXP only insures losses which exceed the program trigger under TRIA and NYXP reinsures with a third-party insurance company any coinsurance payable under TRIA. Insofar as we own IXP and NYXP, we are responsible for their liquidity and capital resources, and the accounts of IXP and NYXP are part of our consolidated financial statements. In particular, if a loss occurs which is covered by our NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. IXP and NYXP would also be responsible for any recoupment charges by the Federal Government in the event losses are paid out and their insurance policies are maintained after the payout by the Federal Government. If we experience a loss and IXP or NYXP are required to pay under their insurance policies, we would ultimately record the loss to the extent of the required payment. Therefore, insurance coverage provided by IXP and NYXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance. In addition, our Operating Partnership has issued a guarantee to cover liabilities of IXP in the amount of $20.0 million.

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

The following table presents a reconciliation of net income attributable to Boston Properties, Inc. to FFO for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net income attributable to Boston Properties, Inc.	$64,632	$40,813
Add:
Noncontrolling interest in discontinued operations—common units of the Operating Partnership	1,942	(61)
Noncontrolling interest—common units of the Operating Partnership	6,089	6,090
Noncontrolling interest—redeemable preferred units of the Operating Partnership	801	823
Noncontrolling interests in property partnerships	546	529
Loss from discontinued operations	156	497
Less:
Gain on forgiveness of debt from discontinued operations	17,807	—

Income from continuing operations	56,359	48,691
Add:
Real estate depreciation and amortization(1)	132,490	136,104
Less:
Loss from discontinued operations	156	497
Noncontrolling interests in property partnerships’ share of funds from operations	1,010	993
Noncontrolling interest—redeemable preferred units of the Operating Partnership	801	823

Funds from operations attributable to the Operating Partnership	$186,882	$182,482
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	19,939	22,502

Funds from Operations attributable to Boston Properties, Inc.	$166,943	$159,980

Boston Properties, Inc.’s percentage share of Funds from Operations—basic	89.33%	87.67%
Weighted-average shares outstanding—basic	148,343	142,095

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $109,673 and $109,237, our share of unconsolidated joint venture real estate depreciation and amortization of $23,121 and $27,065 and depreciation and amortization from discontinued operations of $64 and $191, less corporate related depreciation and amortization of $368 and $389 for the three months ended March 31, 2012 and 2011, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)		(in thousands)
Basic FFO	$186,882	166,060	$182,482	162,082
Effect of Dilutive Securities
Convertible Preferred Units	801	1,394	823	1,461
Stock Based Compensation and Exchangeable Notes	—	403	—	409

Diluted FFO	$187,683	167,857	$183,305	163,952
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	19,810	17,717	22,346	19,987

Boston Properties, Inc.’s share of Diluted FFO(1)	$167,873	150,140	$160,959	143,965

(1)	Our share of diluted Funds from Operations was 89.45% and 87.81% for the quarter ended March 31, 2012 and 2011, respectively.

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

During the first quarter of 2012, we paid approximately $42.8 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $20.6 million of new tenant-related obligations associated with approximately 688,000 square feet of second generation leases, or approximately $30 per square foot. In addition, we signed leases for approximately 64,000 square feet at our development properties. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during the first quarter of 2012, we signed leases for approximately 752,000 square feet of space and incurred aggregate tenant-related obligations of approximately $27.3 million, or approximately $36 per square foot.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2012, approximately $8.0 billion of our consolidated borrowings bore interest at fixed rates and none of our consolidated borrowings bore interest at variable rates. The fair value of these instruments is affected by changes in market interest rates. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, refer to Note 4 to the Consolidated

Financial Statements and “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2012	2013	2014	2015	2016	2017+	Total	Estimated Fair Value
	(dollars in thousands)
	Secured debt
Fixed Rate	$79,295	$107,480	$91,719	$30,339	$401,855	$2,236,072	$2,946,760	$3,060,477
Average Interest Rate	5.51%	5.99%	5.66%	5.87%	6.84%	5.18%	5.46%
Variable Rate	—	—	—	—	—	—	—	—

	Unsecured debt

Fixed Rate	$—	$224,929	$—	$549,360	—	$3,091,080	$3,865,369	$4,185,434
Average Interest Rate	—	6.36%	—	5.47%		4.87%	5.04%
Variable Rate	—	—	—	—	—	—	—	—

	Unsecured exchangeable debt

Fixed Rate(1)	$—	$450,000	$744,780	$—	$—	$—	$1,194,780	$1,328,799
Adjustment for the equity component allocation	(20,793)	(23,052)	(2,438)	—	—	—	(46,283)

Total Fixed Rate	(20,793)	426,948	742,342	—	—	—	1,148,497
Average Interest Rate	—	5.96%	6.56%	—	—	—	6.33%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$58,502	$759,357	$834,061	$579,699	$401,855	$5,327,152	$7,960,626	$8,574,710

(1)	Amounts are included in the year in which the first optional redemption date occurs (or, in the case of the exchangeable notes due 2014, the year of maturity).

At March 31, 2012, the weighted-average coupon/stated rates on all of our fixed and variable rate debt were 5.05% per annum and 0.00% per annum, respectively. The weighted-average coupon/stated rates for our unsecured debt and unsecured exchangeable debt were 4.96% per annum and 3.80% per annum, respectively.

At March 31, 2012, we had no outstanding variable rate debt.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of our fiscal year ending December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1—Legal Proceedings.

We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A—Risk Factors.

Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the three months ended March 31, 2012, we issued an aggregate of 199,526 common shares in exchange for 199,526 common units of limited partnership held by certain limited partners of BPLP. Of these shares, 109,240 (of which 108,000 shares had been issued in exchange for common units issued by BPLP upon conversion of 82,296 Series Two Preferred Units) were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(2) based upon factual representations received from the limited partners who received the common shares.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
January 1, 2012—January 31, 2012	12,370	(1)	$97.49	N/A	N/A
February 1, 2012—February 29, 2012	212	(1)	$107.57	N/A	N/A
March 1, 2012—March 31, 2012	–		–	N/A	N/A

Total	12,582		$97.66	N/A	N/A

(1)	Represents shares of Common Stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted Common Stock.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—Mine Safety Disclosures

None.

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits

(a) Exhibits

10.1	—	Form of 2012 Outperformance Award Agreement.

10.2	—	Letter Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and E. Mitchell Norville, dated as of February 13, 2012. (Incorporated by reference to Exhibit 10.24 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 28, 2012.)

12.1	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Dividends.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	—

The following materials from Boston Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

May 8, 2012	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer
(duly authorized officer and
principal financial officer)