Form 10-K
period 2012-12-31
BOSTON PROPERTIES INC
filed 2013-02-28
CIK 1037540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer  ☒             Accelerated filer  ☐            Non-accelerated filer  ☐                Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 29, 2012, the aggregate market value of the 149,019,383 shares of common stock held by non-affiliates of the Registrant was $16,149,230,581 based upon the last reported sale price of $108.37 per share on the New York Stock Exchange on June 29, 2012. (For this computation, the Registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)

As of February 21, 2013, there were 151,639,342 shares of Common Stock outstanding.

Certain information contained in the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 21, 2013 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. The Registrant intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year ended December 31, 2012.

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

Our properties are concentrated in five markets—Boston, New York, Princeton, San Francisco and Washington, DC. We conduct substantially all of our business through our subsidiary, Boston Properties Limited Partnership. At December 31, 2012, we owned or had interests in 157 properties, totaling approximately 44.4 million net rentable square feet, including nine properties under construction totaling approximately 2.8 million net rentable square feet. In addition, we had structured parking for approximately 46,833 vehicles containing approximately 15.9 million square feet. Our properties consisted of:

•	149 office properties including 132 Class A office properties (including eight properties under construction) and 17 Office/Technical properties;

•	one hotel;

•	four retail properties; and

•	three residential properties (one of which is under construction).

We own or control undeveloped land totaling approximately 509.3 acres, which could support approximately 12.5 million square feet of additional development. In addition, we have a noncontrolling interest in the Boston Properties Office Value-Added Fund, L.P., which we refer to as the “Value-Added Fund,” which is a strategic partnership with two institutional investors through which we pursued the acquisition of assets within our existing markets that had deficiencies in property characteristics that provided an opportunity to create value through repositioning, refurbishment or renovation. Our investments through the Value-Added Fund are not included in our portfolio information tables or any other portfolio level statistics. At December 31, 2012, the Value-Added Fund had investments in 23 buildings comprised of two office complexes in Mountain View, California.

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

We are a full-service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, capital markets, construction management, property management, marketing, leasing, accounting, tax and legal services. As of December 31, 2012, we had approximately 730 employees. Our thirty-three senior officers have an average of twenty-eight years experience in the real estate industry, including an average of eighteen years of experience with us. Our principal executive office and Boston regional office are located at The Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199 and our telephone number is (617) 236-3300. In addition, we have regional offices at 599 Lexington Avenue, New York, New York 10022; 302 Carnegie Center, Princeton, New Jersey 08540; Four Embarcadero Center, San Francisco, California 94111; and 2200 Pennsylvania Avenue NW, Washington, DC 20037.

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

Boston Properties Limited Partnership

Boston Properties Limited Partnership, or BPLP or our Operating Partnership, is a Delaware limited partnership, and the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. We are the sole general partner and, as of February 21, 2013, the owner of approximately 89.0% of the economic interests in BPLP. Economic interest was calculated as the number of common partnership units of BPLP owned by the Company as a percentage of the sum of (1) the actual aggregate number of outstanding common partnership units of BPLP, (2) the number of common partnership units issuable upon conversion of outstanding preferred partnership units of BPLP and (3) the number of common units issuable upon conversion of all outstanding long term incentive plan units of BPLP, or LTIP Units, other than LTIP Units issued in the form of Outperformance Awards (“OPP Awards”) and 2013 Multi-Year Long-Term Incentive Plan Awards (“MYLTIP Awards”), assuming all conditions have been met for the conversion of the LTIP Units. Refer to Note 20 to the Consolidated Financial Statements. An LTIP Unit is generally the economic equivalent of a share of our restricted common stock, although LTIP Units issued in the form of OPP Awards or MYLTIP Awards are only entitled to receive one-tenth (1/10th) of the regular quarterly distributions (and no special distributions) prior to being earned. Our general and limited partnership interests in BPLP entitle us to share in cash distributions from, and in the profits and losses of, BPLP in proportion to our percentage interest and entitle us to vote on all matters requiring a vote of the limited partners. The other limited partners of BPLP are persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP or recipients of LTIP Units pursuant to our Stock Option and Incentive Plan. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of our common stock. In lieu of cash redemption by BPLP, however, we may elect to acquire any common units so tendered by issuing shares of our common stock in exchange for the common units. If we so elect, our common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. We generally expect that we will elect to issue our common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, our percentage ownership in BPLP will increase. In addition, whenever we issue shares of our common stock other than to acquire common units of BPLP, we must contribute any net proceeds we receive to BPLP and BPLP must issue to us an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.

Preferred units of BPLP have the rights, preferences and other privileges as are set forth in an amendment to the limited partnership agreement of BPLP. As of December 31, 2012 and February 21, 2013, BPLP had two series of Preferred Units outstanding (i.e., Series Two Preferred Units and Series Four Preferred Units). The Series Two Preferred Units have a liquidation preference of $50.00 per unit (or an aggregate of approximately $49.8 million at December 31, 2012 and February 21, 2013). The Series Two Preferred Units are convertible, at the holder’s election, into common units at a conversion price of $38.10 per common unit (equivalent to a ratio of 1.312336 common units per Series Two Preferred Unit). Distributions on the Series Two Preferred Units are payable quarterly and, unless the greater rate described in the next sentence applies, accrue at 6.0% per annum. If distributions on the number of common units of limited partnership interest, or OP Units, into which the Series Two Preferred Units are convertible are greater than distributions calculated using the rate described in the preceding sentence for the applicable quarterly period, then the greater distributions are payable instead. The holders of Series Two Preferred Units have the right to require BPLP to redeem their units for cash at the redemption price of $50.00 per unit on May 14, 2013 and May 12, 2014. The maximum number of units that may be required to be redeemed from all holders on each of these dates is 1,007,662, which is one-sixth of the number of Series Two Preferred Units that were originally issued. The holders also had the right to have their Series Two Preferred Units redeemed for cash as of May 12, 2009, May 12, 2010, May 12, 2011 and May 14, 2012, although no holder exercised such right. On May 14, 2013 and May 12, 2014, BPLP also has the right, subject to certain conditions, to redeem Series Two Preferred Units for cash or to convert into OP Units any Series Two Preferred Units that are not redeemed when they are eligible for redemption.

The Series Four Preferred Units have a liquidation preference of $50.00 per unit (or an aggregate of approximately $61.1 million at December 31, 2012 and February 21, 2013). The Series Four Preferred Units, which bear a preferred distribution equal to 2.00% per annum on a liquidation preference of $50.00 per unit, are not convertible into or exchangeable for any common equity of BPLP or us. We also have the right, subject to certain conditions, to redeem Series Four Preferred Units for cash at the redemption price of $50.00 per unit. Due to the holders’ redemption option existing outside the control of the Company, the Series Four Preferred Units are presented outside of permanent equity in our Consolidated Balance Sheets.

Transactions During 2012

Acquisitions

On March 1, 2012, we acquired 453 Ravendale Drive located in Mountain View, California for a purchase price of approximately $6.7 million in cash. 453 Ravendale Drive is an approximately 30,000 net rentable square foot Office/Technical property.

On March 13, 2012, we acquired 100 Federal Street in Boston, Massachusetts for an aggregate investment of approximately $615.0 million in cash. In connection with the transaction, we entered into a long-term lease with an affiliate of Bank of America for approximately 732,000 square feet. 100 Federal Street is an approximately 1,265,000 net rentable square foot, 37-story Class A office tower located in Boston, Massachusetts.

On October 4, 2012, we completed the formation of a joint venture which owns and operates Fountain Square located in Reston, Virginia, adjacent to our other Reston properties. Fountain Square is an office and retail complex aggregating approximately 758,000 net rentable square feet, comprised of approximately 521,000 net rentable square feet of Class A office space and approximately 237,000 net rentable square feet of retail space. The joint venture partner contributed the property valued at approximately $385.0 million and related mortgage indebtedness totaling approximately $211.3 million for a 50% interest in the joint venture. We contributed cash totaling approximately $87.0 million for our 50% interest, which cash was distributed to the joint venture partner. We are consolidating this joint venture. The mortgage loan bears interest at a fixed rate of 5.71% per annum and matures on October 11, 2016. Pursuant to the joint venture agreement (i) we have rights to acquire the partner’s 50% interest and (ii) the partner has the right to cause us to acquire the partner’s interest on January 4, 2016, in each case at a fixed price totaling approximately $102.0 million in cash. The fixed price option rights expire on January 31, 2016.

Dispositions

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

The servicer of the non-recourse mortgage loan on our Montvale Center property located in Gaithersburg, Maryland foreclosed on the property on January 31, 2012. As a result of the foreclosure, we recognized a gain on forgiveness of debt during the first quarter of 2012 totaling approximately $15.8 million, net of noncontrolling interests’ share of approximately $2.0 million. Due to a procedural error by the trustee, the foreclosure sale was subsequently dismissed by the applicable court prior to ratification. As a result, we have revised our financial statements to properly reflect the property and related mortgage debt on our Consolidated Balance Sheet at December 31, 2012 and have reversed the gain on forgiveness of debt and recognized the operating activity from the property within our consolidated statement of operations for the year ended December 31, 2012. A subsequent foreclosure sale occurred on December 21, 2012 and ratification by the applicable court is pending. Once ratified, we will recognize a gain on forgiveness of debt. These events have no impact on our cash flows.

Developments

As of December 31, 2012, we had nine projects under construction comprised of eight office properties and one residential property, which aggregate approximately 2.8 million square feet. We estimate the total investment to complete these projects, in the aggregate, is approximately $1.8 billion of which we had already invested approximately $1.1 billion as of December 31, 2012. The investment through December 31, 2012 and estimated total investment for our properties under construction as of December 31, 2012 are detailed below (in thousands):

Construction Properties	Estimated Stabilization Date	Location	Investment to Date(1)	Estimated Total Investment(1)
Office
Annapolis Junction Building Six (50% ownership)	Third Quarter, 2013	Annapolis, MD	$11,167	$14,000
500 North Capitol (30% ownership)	Fourth Quarter, 2013	Washington, DC	30,033	36,540
Two Patriots Park (formerly12300 Sunrise Valley Drive)	Second Quarter, 2013	Reston, VA	52,558	64,000
Seventeen Cambridge Center	Third Quarter, 2013	Cambridge, MA	59,102	86,300
Cambridge Center Connector	Third Quarter, 2013	Cambridge, MA	6,892	24,600
Annapolis Junction Building Seven (50% ownership)	Fourth Quarter, 2014	Annapolis, MD	3,995	16,050
680 Folsom Street	Third Quarter, 2015	San Francisco, CA	185,848	340,000
250 West 55th Street	Fourth Quarter, 2015	New York, NY	730,812	1,050,000

Total Office Properties under Construction			$1,080,407	$1,631,490

Residential
The Avant at Reston Town Center (359 units)	Fourth Quarter, 2015	Reston, VA	$67,620	$137,250

Total Properties under Construction			$1,148,027	$1,768,740

(1)	Represents our share. Includes net revenue during lease up period and approximately $51.2 million of construction cost and leasing commission accruals.

On January 3, 2012, we commenced the redevelopment of Two Patriots Park, a Class A office project with approximately 256,000 net rentable square feet located in Reston, Virginia. We will capitalize incremental costs during the redevelopment.

On April 30, 2012, we completed and fully placed in-service 510 Madison Avenue, a Class A office project with approximately 356,000 net rentable square feet located in New York City. As of December 31, 2012, the total investment was approximately $370.7 million with an estimated total investment upon completion of approximately $375.0 million.

On May 4, 2012, we completed and fully placed in-service One Patriots Park, a Class A office redevelopment project with approximately 268,000 net rentable square feet located in Reston, Virginia. As of December 31, 2012, the total investment was approximately $60.5 million with an estimated total investment upon completion of approximately $67.0 million.

On August 29, 2012, we acquired the development project located at 680 Folsom Street and 50 Hawthorne Street (which we refer to herein collectively as 680 Folsom Street) in San Francisco, California. When completed, the project will comprise approximately 522,000 net rentable square feet of Class A office and retail space. The project is approximately 85% pre-leased and as a result we have accounted for the acquisition as a business combination. The estimated project cost upon completion is approximately $340 million with initial occupancy expected in the first quarter of 2014. As part of the transaction, we also acquired the corner site of 690 Folsom Street, which is an adjacent parcel with a vacant 22,000 square foot, two-story structure that may be redeveloped in the future. The consideration paid by us to the seller consisted of approximately $62.2 million in cash and the issuance of 1,588,100 Series Four Preferred Units of limited partnership interest in our Operating Partnership. The Series Four Preferred Units are not convertible into or exchangeable for any common equity of our Operating Partnership or us, have a per unit liquidation preference of $50.00 and are entitled to receive quarterly distributions of $0.25 per unit (or an annual rate of 2.0%). In connection with the acquisition, we assumed a $170.0 million construction loan commitment and subsequently terminated the loan without ever drawing any amounts thereunder.

On December 14, 2012, we signed a 20-year lease with a law firm for approximately 246,000 net rentable square feet at 250 West 55th Street. 250 West 55th Street is an approximately 989,000 net rentable square foot office building under construction in midtown Manhattan. The development property is currently approximately 46% pre-leased with the remaining available office space in the upper portion of the tower.

On December 21, 2012, we signed a 20-year lease with a law firm for approximately 376,000 net rentable square feet at 601 Massachusetts Avenue, our planned approximately 478,000 net rentable square foot development project located in Washington, DC. Construction of the project, which is currently 100% leased and included in our in-service portfolio, is scheduled to commence in the second quarter of 2013, and building completion is expected to occur in the fourth quarter of 2015. The development property is currently approximately 79% pre-leased.

Secured Debt Transactions

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

On August 29, 2012, in connection with our acquisition of the development project located at 680 Folsom Street in San Francisco, California, we assumed the construction loan commitment collateralized by the project (Refer to Note 3 of the Consolidated Financial Statements). The assumed construction loan commitment totaling $170.0 million bore interest at a variable rate equal to LIBOR plus 3.70% per annum and was scheduled to mature on May 30, 2015 with two, one-year extension options, subject to certain conditions. In addition, we assumed an interest rate derivative which capped the one-month LIBOR index rate at a maximum of 3.00% per annum on a notional amount up to $170.0 million and with an expiration date of May 30, 2015. On December 18, 2012, we terminated the construction loan commitment. On January 8, 2013, we terminated the interest rate derivative. We had not drawn any amounts under the facility.

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

On October 4, 2012, in connection with the formation of a consolidated joint venture which owns and operates Fountain Square located in Reston, Virginia, the joint venture assumed the mortgage loan collateralized by the property totaling approximately $211.3 million (Refer to Note 3 of the Consolidated Financial Statements). The assumed mortgage loan, which bears contractual interest at a fixed rate of 5.71% per annum and matures on October 11, 2016, was recorded at its fair value of approximately $234.4 million using an effective interest rate of 2.56% per annum. We have a 50% interest in the consolidated joint venture.

Unsecured Senior Notes

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

Unsecured Exchangeable Senior Notes

On January 10, 2012, we announced that holders of the 2.875% Exchangeable Senior Notes due 2037 (the “Notes”) issued by our Operating Partnership had the right to surrender their Notes for purchase by our Operating Partnership (the “Put Right”) on February 15, 2012. The opportunity to exercise the Put Right expired on February 8, 2012. On January 10, 2012, we also announced that our Operating Partnership issued a notice of redemption to the holders of the Notes to redeem, on February 20, 2012 (the “Redemption Date”), all of the Notes outstanding on the Redemption Date. In connection with the redemption, holders of the Notes had the right to exchange their Notes on or prior to February 16, 2012. Notes with respect to which the Put Right was not exercised (or with respect to which the Put Right was exercised and subsequently withdrawn prior to the withdrawal deadline) and that were not surrendered for exchange on or prior to February 16, 2012, were redeemed by our Operating Partnership on the Redemption Date at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest thereon to, but excluding, the Redemption Date. Holders of an aggregate of $242,735,000 of the Notes exercised the Put Right and our Operating Partnership repurchased such Notes on February 15, 2012. On February 20, 2012, our Operating Partnership redeemed the remaining $333,459,000 of outstanding Notes at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest thereon.

Equity Transactions

On June 2, 2011, we established a new “at the market” (“ATM”) stock offering program through which we may sell from time to time up to an aggregate of $600.0 million of our common stock through sales agents over a three-year period. During the year ended December 31, 2012, we issued an aggregate of 2,347,500 shares of common stock under this ATM stock offering program for gross proceeds of approximately $249.8 million and net proceeds of approximately $247.0 million. As of December 31, 2012, approximately $305.3 million remained available for issuance under this ATM program.

During the year ended December 31, 2012, we acquired an aggregate of 1,110,660 common units of limited partnership interest, including 544,729 common units issued upon the conversion of LTIP units and 153,604 issued upon the conversion of Series Two preferred units, presented by the holders for redemption, in exchange for an equal number of shares of common stock. During the year ended December 31, 2012, we issued 22,823 shares of common stock as a result of stock options being exercised.

Investments in Unconsolidated Joint Ventures

On July 25, 2012, a joint venture in which we have a 50% interest partially placed in-service Annapolis Junction Building Six, a Class A office property with approximately 120,000 net rentable square feet located in Annapolis, Maryland.

On September 27, 2012, our Value-Added Fund completed the sale of its 300 Billerica Road property located in Chelmsford, Massachusetts for approximately $12.2 million, including the assumption by the buyer of $7.5 million of mortgage indebtedness. 300 Billerica Road is an approximately 111,000 net rentable square foot office building. Net cash proceeds totaled approximately $4.3 million, of which our share was approximately $2.8 million, after the payment of transaction costs. Our share of the net proceeds included approximately $2.4 million resulting from the Value-Added Fund’s repayment of a loan from our Operating Partnership. The Value-Added Fund recognized a gain on sale of real estate totaling approximately $1.0 million, of which our share totaled approximately $0.2 million and is included within income from unconsolidated joint ventures in our consolidated statements of operations.

On October 1, 2012, a joint venture in which we have a 30% interest partially placed in-service 500 North Capitol Street, NW, a Class A office redevelopment project with approximately 232,000 net rentable square feet located in Washington, DC. The property is currently 82% leased.

On October 19, 2012, we formed a joint venture with an affiliate of Hines to pursue the acquisition of land in San Francisco, California which could support a 61-story, 1.4 million square foot office tower known as Transbay Tower. The purchase price is approximately $190.0 million, and the acquisition is expected to close in the first quarter of 2013. We have a 50% interest in the joint venture. We have provided a non-refundable deposit for the land purchase in the form of a letter of credit totaling $5.0 million. There can be no assurance that the acquisition of the land will be consummated on the terms currently contemplated or at all. On February 7, 2013, the affiliate of Hines issued a notice that it has elected under the joint venture agreement to reduce its nominal ownership interest in the venture from 50% to 5%. On February 26, 2013, we issued a notice electing to proceed with the venture on that basis. As a result, we have a 95% nominal interest in, and expect to consolidate, the joint venture. Refer to Note 20 to the Consolidated Financial Statements.

On November 21, 2012, our partner in our Annapolis Junction joint venture contributed a parcel of land and improvements and we contributed cash of approximately $5.4 million. We have a 50% interest in this joint venture. The venture has commenced construction of Annapolis Junction Building Seven, which when completed will consist of a Class A office property with approximately 125,000 net rentable square feet located in Annapolis, Maryland.

Stock Option and Incentive Plan

On January 25, 2012, our Compensation Committee approved outperformance awards under our Stock Option and Incentive Plan to our officers and employees. These awards (the “2012 OPP Awards”) are part of a broad-based, long-term incentive compensation program designed to provide our management team with the potential to earn equity awards subject to us “outperforming” and creating shareholder value in a pay-for-performance structure. Recipients of 2012 OPP Awards will share in a maximum outperformance pool of $40.0 million if the total return to shareholders, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 7, 2012 to February 6, 2015. Earned awards are subject to two-years of time-based vesting after the performance measurement date. Under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718 “Compensation—Stock Compensation,” the 2012 OPP Awards have an aggregate value of approximately $7.7 million, which amount will be amortized into earnings over the five-year plan period under the graded vesting method.

Executive Resignation

On February 29, 2012, E. Mitchell Norville resigned as our Executive Vice President, Chief Operating Officer. In connection with his resignation, Mr. Norville entered into a separation agreement with us. We recognized approximately $4.5 million of expense during the first quarter of 2012 in connection with Mr. Norville’s resignation.

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

•

to concentrate on high-quality real estate designed to meet the demands of today’s tenants who require sophisticated telecommunications and related infrastructure, support services and amenities, and to manage those facilities so as to become the landlord of choice for both existing and prospective clients;

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

Growth Strategies

External Growth

We believe that our development experience and our organizational depth position us to continue to selectively develop a range of property types, including low-rise suburban office properties, high-rise urban developments, mixed-use developments (including residential) and research and laboratory space, within budget and on schedule. We believe we are also well positioned to achieve external growth through acquisitions. Other factors that contribute to our competitive position include:

•

our control of sites (including sites under contract or option to acquire) in our markets that could support approximately 12.5 million additional square feet of new office, retail, and residential development;

•	our reputation gained through 43 years of successful operations and the stability and strength of our existing portfolio of properties;

•	our relationships with leading national corporations, universities and public institutions seeking new facilities and development services;

•	our relationships with nationally recognized financial institutions that provide capital to the real estate industry;

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

Opportunities to execute our external growth strategy fall into three categories:

•

Development in selected submarkets. We believe the additional development of well-positioned office buildings and mixed use complexes could be justified in many of our submarkets. We believe in acquiring land after taking into consideration timing factors relating to economic cycles and in response to market conditions that allow for its development at the appropriate time. While we purposely concentrate in markets with high barriers-to-entry, we have demonstrated throughout our 43-year history, an ability to make carefully timed land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities at key locations in our existing and other markets for a well-capitalized developer to acquire land with development potential.

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

•

Acquisition of assets and portfolios of assets from institutions or individuals. We believe that due to our size, management strength and reputation, we are well positioned to acquire portfolios of assets or individual properties from institutions or individuals if valuations meet our criteria. In addition, we believe that our market knowledge and our liquidity and access to capital may provide us with a competitive advantage when pursuing acquisitions. There may be enhanced opportunities to purchase assets with near-term financing maturities or possibly provide debt on assets at enhanced yields given the limited availability of traditional sources of debt. Opportunities to acquire properties may also come through the purchase of first mortgage or mezzanine debt. We may also acquire properties for cash, but we are also particularly well-positioned to appeal to sellers wishing to contribute on a tax-deferred basis their ownership of property for equity in a diversified real estate operating company that offers liquidity through access to the public equity markets in addition to a quarterly distribution. Our ability to offer common and preferred units of limited partnership in BPLP to sellers who would otherwise recognize a taxable gain upon a sale of assets or our common stock may facilitate this type of transaction on a tax-efficient basis. In addition, we may consider mergers with and acquisitions of compatible real estate firms.

•

Acquisition of underperforming assets and portfolios of assets. We believe that because of our in-depth market knowledge and development experience in each of our markets, our national reputation with brokers, financial institutions and others involved in the real estate market and our access to competitively-priced capital, we are well-positioned to identify and acquire existing, underperforming properties for competitive prices and to add significant additional value to such properties through our effective marketing strategies, repositioning/redevelopment expertise and a responsive property management program. We have developed this strategy and program for our existing portfolio, where we provide high-quality property management services using our own employees in order to encourage tenants to renew, expand and relocate in our properties. We are able to achieve speed and transaction cost efficiency in replacing departing tenants through the use of in-house and third-party vendors’ services for marketing, including calls and presentations to prospective tenants, print advertisements, lease negotiation and construction of tenant improvements. Our tenants benefit from cost efficiencies produced by our experienced work force, which is attentive to preventive maintenance and energy management.

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

The average lease term of our in-place leases, including unconsolidated joint ventures, was approximately 6.9 years at December 31, 2012 and we continue to cultivate long-term leasing relationships with a diverse base of high-quality, financially stable tenants. Based on leases in place at December 31, 2012, leases with respect to approximately 4.0% of the total square feet in our portfolio (excluding 601 Massachusetts Avenue, which will be removed from service for redevelopment in 2013), including unconsolidated joint ventures, will expire in calendar year 2013.

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

Investments in Real Estate Mortgages

While our current portfolio consists primarily of, and our business objectives emphasize, equity investments in commercial real estate, we may, at the discretion of the Board of Directors, invest in mortgages and other types of real estate interests consistent with our qualification as a REIT. Investments in real estate mortgages run the risk that one or more borrowers may default under such mortgages and that the collateral securing such mortgages may not be sufficient to enable us to recoup our full investment. We may invest in participating, convertible or traditional mortgages if we conclude that we may benefit from the cash flow, or any appreciation in value of the property or as an entrance to the fee ownership.

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

Sustainability

As one of the largest owners and developers of office properties in the United States, we actively work to promote our growth and operations in a sustainable and responsible manner across our five regions. We focus our sustainability initiatives on the design and construction of our new developments, the operation of our existing buildings and our internal corporate practices. Our sustainability initiatives are centered on energy efficiency, waste reduction and water preservation, as well as making a positive impact on the communities in which we conduct business. Through these efforts we demonstrate that operating and developing commercial real estate can be conducted with a conscious regard for the environment while mutually benefiting our tenants, investors, employees and the communities in which we operate. We provide disclosure on our website to increase the transparency of our sustainability program, which we periodically update with current or additional information. You may access our sustainability report on our website at http://www.bostonproperties.com under the heading “Sustainability.”

Competition

We compete in the leasing of office, retail and residential space with a considerable number of other real estate companies, some of which may have greater marketing and financial resources than are available to us. In addition, our hotel property competes for guests with other hotels, some of which may have greater marketing and financial resources than are available to us and to the manager of our one hotel, Marriott International, Inc.

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

In addition, although not part of our core strategy, we are currently developing one residential property and operate two residential properties and may in the future decide to acquire or develop additional residential properties. As an owner and operator of apartments, we will also face competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We will also compete against condominiums and single-family homes that are for sale or rent. Because we have limited experience with residential properties, we expect to retain third parties to manage our residential properties.

Our Hotel Property

We operate our hotel property through a taxable REIT subsidiary. The taxable REIT subsidiary, a wholly-owned subsidiary of BPLP, is the lessee pursuant to a lease for the hotel property. As lessor, BPLP is entitled to a percentage of gross receipts from the hotel property. The hotel lease allows all the economic benefits of ownership to flow to us. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreements. Marriott has been engaged under a separate long-term incentive management agreement to operate and manage the hotel on behalf of the taxable REIT subsidiary. In connection with these arrangements, Marriott has agreed to operate and maintain our hotel in accordance with its system-wide standard for comparable hotels and to provide the hotel with the benefits of its central reservation system and other chain-wide programs and services. Under a management agreement for the hotel, Marriott acts as the taxable REIT subsidiary’s agent to supervise, direct and control the management and operation of the hotel and receives as compensation base management fees that are calculated as a percentage of the hotel’s gross revenues, and supplemental incentive fees if the hotel exceeds negotiated profitability breakpoints. In addition, the taxable REIT subsidiary compensates Marriott, on the basis of a formula applied to the hotel’s gross revenues, for certain system-wide services provided by Marriott, including central reservations, marketing and training. During 2012, 2011 and 2010, Marriott received an aggregate of approximately $2.0 million, $2.5 million and $2.2 million, respectively, from our taxable REIT subsidiary.

Seasonality

Our hotel property traditionally has experienced significant seasonality in its operating income, with the percentage of net operating income by quarter over the year ended December 31, 2012 shown below.

First Quarter	Second Quarter	Third Quarter	Fourth Quarter
7%	35%	25%	33%

Corporate Governance

Boston Properties is currently governed by a ten member Board of Directors. The current members of our Board of Directors are Mortimer B. Zuckerman, Zoë Baird Budinger, Carol B. Einiger, Dr. Jacob A. Frenkel, Joel I. Klein, Douglas T. Linde, Matthew J. Lustig, Alan J. Patricof, Martin Turchin and David A. Twardock.

At the 2010 annual meeting of stockholders, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation (the “Charter”) that provides for the annual election of directors. As a result, all directors now stand for election for one-year terms expiring at the next succeeding annual meeting of stockholders.

On September 11, 2012, Lawrence S. Bacow resigned as our Director to devote more time to his other interests. Mr. Bacow has confirmed to our Board of Directors that his resignation was not due to a disagreement with us on any matter relating to our operations, policies or practices.

On January 24, 2013, Joel I. Klein was appointed as a director to serve until the 2013 annual meeting of stockholders. The Board of Directors also appointed Mr. Klein to its Nominating and Corporate Governance Committee.

Our Board of Directors has Audit, Compensation and Nominating and Corporate Governance Committees. The membership of each of these committees is described below.

Name of Director	Audit	Compensation	Nominating and Corporate Governance
Zoë Baird Budinger			X*
Carol B. Einiger	X
Dr. Jacob A. Frenkel		X
Joel I. Klein			X
Alan J. Patricof	X*		X
David A. Twardock	X	X*	X

X=Committee member, *=Chair

•

Our Board of Directors has adopted charters for each of its Audit, Compensation and Nominating and Corporate Governance Committees. The Audit Committee is comprised of three (3) independent directors. The Compensation Committee is comprised of two (2) independent directors. The Nominating and Corporate Governance Committee is comprised of four (4) independent directors. A copy of each of these charters is available on our website at http://www.bostonproperties.com under the heading “Corporate Governance” and subheading “Committees and Charters.”

•

Our Board of Directors has adopted Corporate Governance Guidelines, a copy of which is available on our website at http://www.bostonproperties.com under the heading “Corporate Governance” and subheading “Governance Guidelines.”

•

Our Board of Directors has adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by our directors, officers and employees. A copy of this code is available on our website at http://www.bostonproperties.com under the heading “Corporate Governance” and subheading “Code of Conduct and Ethics.” We intend to disclose on this website any amendment to, or waiver of, any provisions of this Code applicable to our directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange.

•

Our Board of Directors has established an ethics reporting system that employees may use to anonymously report possible violations of the Code of Business Conduct and Ethics, including concerns regarding questionable accounting, internal accounting controls or auditing matters, by telephone or over the internet.

New U.S. Income Tax Legislation

Pursuant to recently enacted legislation, as of January 1, 2013, (1) the maximum tax rate on “qualified dividend income” for individuals is 20%, (2) the maximum tax rate on long-term capital gain for individuals is 20%, (3) the highest marginal individual income tax rate is 39.6%, and (4) the backup withholding rate remains at 28%. Such legislation also temporarily (through 2013) reduces to five years the ten-year recognition period applicable to gain recognized on the disposition of an asset acquired from a C corporation in a carryover basis transaction, as well as makes permanent certain federal income tax provisions that were scheduled to expire on December 31, 2012.

In addition, the effective date for U.S. withholding taxes that may apply, in certain circumstances, under the Foreign Account Tax Compliance Act, on the gross proceeds from the sale of our stock or notes or the Operating Partnership’s notes has been extended from payments after December 31, 2014 to payments after December 31, 2016.

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

Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our securityholders will be adversely affected. The following factors, among others, may adversely affect the income generated by our properties:

•	downturns in the national, regional and local economic conditions (particularly increases in unemployment);

•	competition from other office, hotel, commercial and residential buildings;

•	local real estate market conditions, such as oversupply or reduction in demand for office, hotel, commercial or residential space;

•	changes in interest rates and availability of financing;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in space utilization by our tenants due to technology, economic conditions and business culture;

•	increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs;

•	civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses;

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

Substantially all of our revenue is derived from properties located in five markets: Boston, New York, Princeton, San Francisco and Washington, DC. A downturn in the economies of these markets, or the impact that a downturn in the overall national economy may have upon these economies, could result in reduced demand for office space. Because our portfolio consists primarily of office buildings (as compared to a more diversified real estate portfolio), a decrease in demand for office space in turn could adversely affect our results of operations. Additionally, there are submarkets within our markets that are dependent upon a limited number of industries. For example, in our Washington, DC market we focus on leasing office properties to governmental agencies and contractors, as well as legal firms. A reduction in spending by the federal government, either resulting from sequestration or the annual budgetary process, could result in reduced demand for office space and adversely effect our results of operations, In addition, in our New York market we have historically leased properties to financial, legal and other professional firms. A significant downturn in one or more of these sectors could adversely affect our results of operations.

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

Investment returns from our developed properties may be less than anticipated.

Our developed properties may be exposed to the following risks:

•	we may lease developed properties at rental rates that are less than the rates projected at the time we decide to undertake the development;

•	operating expenses may be greater than projected at the time of development, resulting in our investment being less profitable than we expected; and

•

occupancy rates and rents at newly developed properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investments being less profitable than we expected or not profitable at all.

We face risks associated with the development of mixed-use commercial properties.

We operate, are currently developing, and may in the future develop, properties either alone or through joint ventures with other persons that are known as “mixed-use” developments. This means that in addition to the development of office space, the project may also include space for residential, retail, hotel or other commercial purposes. We have limited experience in developing and managing non-office and non-retail real estate. As a result, if a development project includes a non-office or non-retail use, we may seek to develop that component ourselves, sell the rights to that component to a third-party developer with experience in that use or we may seek to partner with such a developer. If we do not sell the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-office and non-retail real estate. In addition, even if we sell the rights to develop the other component or elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves (including providing any necessary financing). In the case of residential properties, these risks include competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We will also compete against condominiums and single-family homes that are for sale or rent. Because we have limited experience with residential properties, we expect to retain third parties to manage our residential properties. If we decide to not sell or participate in a joint venture and instead hire a third party manager, we would be dependent on them and their key personnel who provide services to us and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.

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

As of February 21, 2013, we had no indebtedness, excluding our unconsolidated joint ventures, that bears interest at variable rates, but we may incur such indebtedness in the future. If interest rates increase, then so would the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our securityholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging” (formerly known as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended”). In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

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

On February 21, 2013, our total consolidated debt was approximately $8.9 billion (i.e., excluding unconsolidated joint venture debt). Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $26.9 billion at February 21, 2013. Total consolidated market capitalization was calculated using the closing stock price of $105.46 per common share and the following: (1) 151,639,342 shares of our common stock, (2) 16,050,062 outstanding common units of limited partnership interest in Boston Properties Limited Partnership (excluding common units held by us), (3) an aggregate of 1,307,083 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest in Boston Properties Limited Partnership, (4) an aggregate of 1,451,534 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, (5) 1,221,527 Series Four Preferred Units of partnership interest multiplied by the fixed liquidation preference of $50 per unit and (6) our consolidated debt totaling approximately $8.9 billion. The calculation of total consolidated market capitalization does not include 400,000 2011 OPP Units, 400,000 2012 OPP Units and 280,000 MYLTIP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at February 21, 2013 represented approximately 33.03% of our total consolidated market capitalization. This percentage will fluctuate with changes in the market price of our common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

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

We have underwritten, and in the future may acquire, properties, portfolios of properties or interests in real-estate related entities on a strategic or selective basis in international markets that are new to us. If we acquire properties or platforms located in these markets, we will face risks associated with a lack of market knowledge and understanding of the local economy, forging new business relationships in the area and unfamiliarity with local laws and government and permitting procedures. In addition, our international operations will be subject to the usual risks of doing business abroad such as possible revisions in tax treaties or other laws and regulations, including those governing the taxation of our international income, restrictions on the transfer of funds and uncertainty over terrorist activities. We cannot predict the likelihood that any of these developments may occur. Further, we may in the future enter into agreements with non-U.S. entities that are governed by the laws of, and are subject to dispute resolution in the courts of, another country or region. We cannot accurately predict whether such a forum would provide us with an effective and efficient means of resolving disputes that may arise.

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

In appropriate circumstances, we intend to develop and acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. We currently have thirteen joint ventures that are not consolidated with our financial statements. Our share of the aggregate revenue of these joint ventures represented approximately 14.3% of our total revenue (the sum of our total consolidated revenue and our share of such joint venture revenue) for the year ended December 31, 2012. Our participation in joint ventures is subject to the risks that:

•	we could become engaged in a dispute with any of our joint venture partners that might affect our ability to develop or operate a property;

•	our joint ventures are subject to debt and in the current credit markets the refinancing of such debt may require equity capital calls;

•	our joint venture partners may default on their obligations necessitating that we fulfill their obligation ourselves;

•	our joint venture partners may have different objectives than we have regarding the appropriate timing and terms of any sale or refinancing of properties;

•	our joint venture partners may be structured differently than us for tax purposes and this could create conflicts of interest;

•	our joint venture partners may have competing interests in our markets that could create conflicts of interest; and

•	our joint ventures may be unable to repay any amounts that we may loan to it.

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

If we fail to qualify as a REIT for federal income tax purposes, we will be taxed as a corporation unless certain relief provisions apply. We believe that we are organized and qualified as a REIT and intend to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot assure you that we are qualified as such, or that we will remain qualified as such in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.

In addition, we currently hold certain of our properties through subsidiaries that have elected to be taxed as REITs and we may in the future determine that it is in our best interests to hold one or more of our other properties through one or more subsidiaries that elect to be taxed as REITs. If any of these subsidiaries fails to qualify as a REIT for federal income tax purposes, then we may also fail to qualify as a REIT for federal income tax purposes.

If we fail to qualify as a REIT then, unless certain relief provisions apply, we will face serious tax consequences that will substantially reduce the funds available for payment of dividends for each of the years involved because:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we were disqualified.

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

In order to maintain our REIT status, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings. To qualify as REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. We may need short-term debt or long-term debt or proceeds from asset sales, creation of joint ventures or sales of common stock to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. The inability of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short - and long-term debt or sell equity securities in order to fund distributions required to maintain our REIT status.

Limits on changes in control may discourage takeover attempts beneficial to stockholders.

Provisions in our Charter and bylaws, our shareholder rights agreement and the limited partnership agreement of BPLP, as well as provisions of the Internal Revenue Code and Delaware corporate law, may:

•	delay or prevent a change of control over us or a tender offer, even if such action might be beneficial to our stockholders; and

•	limit our stockholders’ opportunity to receive a potential premium for their shares of common stock over then-prevailing market prices.

Stock Ownership Limit

To facilitate maintenance of our qualification as a REIT and to otherwise address concerns relating to concentration of capital stock ownership, our Charter generally prohibits ownership, directly, indirectly or beneficially, by any single stockholder of more than 6.6% of the number of outstanding shares of any class or series of our common stock. We refer to this limitation as the “ownership limit.” Our Board of Directors may waive, in its sole discretion, or modify the ownership limit with respect to one or more persons if it is satisfied that ownership in excess of this limit will not jeopardize our status as a REIT for federal income tax purposes. In addition, under our Charter each of Mortimer B. Zuckerman and the respective families and affiliates of Mortimer B. Zuckerman and Edward H. Linde, as well as, in general, pension plans and mutual funds, may actually and beneficially own up to 15% of the number of outstanding shares of any class or series of our equity common stock. Shares owned in violation of the ownership limit will be subject to the loss of rights to distributions and voting and other penalties. The ownership limit may have the effect of inhibiting or impeding a change in control.

BPLP’s Partnership Agreement

We have agreed in the limited partnership agreement of BPLP not to engage in specified extraordinary transactions, including, among others, business combinations, unless limited partners of BPLP other than us receive, or have the opportunity to receive, either (1) the same consideration for their partnership interests as holders of our common stock in the transaction or (2) limited partnership units that, among other things, would entitle the holders, upon redemption of these units, to receive shares of common equity of a publicly traded company or the same consideration as holders of our common stock received in the transaction. If these limited partners would not receive such consideration, we cannot engage in the transaction unless limited partners holding at least 75% of the common units of limited partnership interest, other than those held by Boston Properties, Inc. or its affiliates, consent to the transaction. In addition, we have agreed in the limited partnership agreement of BPLP that we will not complete specified extraordinary transactions, including among others, business combinations, in which we receive the approval of our common stockholders unless (1) limited partners holding at least 75% of the common units of limited partnership interest, other than those held by Boston Properties, Inc. or its affiliates, consent to the transaction or (2) the limited partners of BPLP are also allowed to vote and the transaction would have been approved had these limited partners been able to vote as common stockholders on the transaction. Therefore, if our common stockholders approve a specified extraordinary transaction, the partnership agreement requires the following before we can complete the transaction:

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

We depend on the efforts of key personnel, particularly Mortimer B. Zuckerman, Chairman of our Board and Chief Executive Officer, Douglas T. Linde, our President, and Raymond A. Ritchey, Executive Vice President, National Director of Acquisition and Development. Among the reasons that Messrs. Zuckerman, D. Linde and Ritchey are important to our success is that each has a national reputation, which attracts business and investment opportunities and assists us in negotiations with lenders, joint venture partners and other investors. If we lost their services, our relationships with lenders, potential tenants and industry personnel could diminish. Mr. Zuckerman has substantial outside business interests that could interfere with his ability to devote his full time to our business and affairs.

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

Agreement not to sell some properties.

We have entered into agreements with respect to some properties that we have acquired in exchange for partnership interests in BPLP. Pursuant to those agreements, we have agreed not to sell or otherwise transfer some of our properties, prior to specified dates, in any transaction that would trigger taxable income and we are responsible for the reimbursement of certain tax-related costs to the prior owners if the subject properties are sold in a taxable sale. In general, our obligations to the prior owners are limited in time and only apply to actual damages suffered. As of December 31, 2012 there were a total of seven properties subject to these restrictions. In the aggregate, all properties subject to the restrictions accounted for approximately 17% of our total revenue (the sum of our total consolidated revenue and our share of joint venture revenue) for the year ended December 31, 2012.

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

We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) and we can provide no assurance that it will be extended further. Currently, the per occurrence limits of our portfolio property insurance program are $1.0 billion, including coverage for acts of terrorism certified under TRIA other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). We also carry $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of Terrorism Coverage in our property insurance program which is provided by IXP, LLC (“IXP”) as a direct insurer. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage, with $1.375 billion of Terrorism Coverage in excess of $250 million being provided by NYXP, LLC, (“NYXP”) as a direct insurer. We also currently carry nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP, as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding the properties owned by our Value-Added Fund and certain other properties owned in joint ventures with third parties or which we manage. The per occurrence limit for NBCR Coverage is $1 billion. Under TRIA, after the payment of the required deductible and coinsurance, the additional Terrorism Coverage provided by IXP for 601 Lexington Avenue, the NBCR Coverage provided by IXP and the Terrorism Coverage provided by NYXP are backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100 million and the coinsurance is 15%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. We may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in our portfolio or for any other reason. In the event TRIPRA is not extended beyond December 31, 2014, (i) we may pursue alternative approaches to secure coverage for acts of terrorism thereby potentially increasing our overall cost of insurance, (ii) if such insurance is not available at commercially reasonable rates with limits equal to our current coverage or at all, we may not continue to have full occurrence limit coverage for acts of terrorism, (iii) we may not satisfy the insurance requirements under existing or future debt financings secured by individual properties and (iv) we may not be able to obtain future debt financings secured by individual properties. We intend to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.

We also currently carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that we believe are commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, we currently carry earthquake insurance which covers our San Francisco region (excluding 680 Folsom Street) with a $120 million per occurrence limit and a $120 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. In addition, the builders risk policy maintained for the development of 680 Folsom Street in San Francisco includes a $20 million per occurrence and annual aggregate limit of earthquake coverage. The amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact our ability to finance properties subject to earthquake risk. We may discontinue earthquake insurance on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.

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

We continue to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism and California earthquake risk in particular, but we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. There are other types of losses, such as from wars, for which we cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that we could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and financial condition and results of operations.

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

We cannot assert with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. For example, many of our properties are located along the East and West coasts, particularly those in the Central Business Districts of Boston, New York, and San Francisco. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or our inability to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

Potential liability for environmental contamination could result in substantial costs.

Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties simply because of our current or past ownership or operation of the real estate. If unidentified environmental problems arise, we may have to make substantial payments, which could adversely affect our cash flow and our ability to make distributions to our securityholders, because: as owner or operator we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination; the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination; even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean-up costs; and governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs.

These costs could be substantial and in extreme cases could exceed the amount of our insurance or the value of the contaminated property. We currently carry environmental insurance in an amount and subject to deductibles that we believe are commercially reasonable. Specifically, we carry a pollution legal liability policy with a $10 million limit per incident and a policy aggregate limit of $30 million. The presence of hazardous or toxic substances or petroleum products or the failure to properly remediate contamination may materially and adversely affect our ability to borrow against, sell or rent an affected property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with contamination. Changes in laws, regulations and practices and their implementation increasing the potential liability for environmental conditions existing at our properties, or increasing the restrictions on the handling, storage or discharge of hazardous or toxic substances or petroleum products or other actions may result in significant unanticipated expenditures.

Environmental laws also govern the presence, maintenance and removal of asbestos and other building materials. For example, laws require that owners or operators of buildings containing asbestos:

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

Inquiries about indoor air quality may necessitate special investigation and, depending on the results, remediation beyond our regular indoor air quality testing and maintenance programs. Indoor air quality issues can stem from inadequate ventilation, chemical contaminants from indoor or outdoor sources, and biological contaminants such as molds, pollen, viruses and bacteria. Indoor exposure to chemical or biological contaminants above certain levels can be alleged to be connected to allergic reactions or other health effects and symptoms in susceptible individuals. If these conditions were to occur at one of our properties, we may be subject to third-party claims for personal injury, or may need to undertake a targeted remediation program, including without limitation, steps to increase indoor ventilation rates and eliminate sources of contaminants. Such remediation programs could be costly, necessitate the temporary relocation of some or all of the property’s tenants or require rehabilitation of the affected property.

We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.

We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

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

Because we are organized and qualify as a REIT, we are generally not subject to federal income taxes, but is subject to certain state and local taxes. In the normal course of business, certain entities through which we own real estate either have undergone, or are currently undergoing, tax audits. Although we believe that we have substantial arguments in favor of our positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties.

At December 31, 2012, we owned or had interests in 157 properties, totaling approximately 44.4 million net rentable square feet, including nine properties under construction totaling approximately 2.8 million net rentable square feet. In addition, we had structured parking for approximately 46,833 vehicles containing approximately 15.9 million square feet. Our properties consisted of (1) 149 office properties, including 132 Class A office buildings, including eight properties under construction, and 17 properties that support both office and technical uses, (2) four retail properties, (3) one hotel and (4) three residential properties (one of which is under construction). In addition, we own or control 509.3 acres of land for future development. The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2012. Information relating to properties owned by the Value-Added Fund is not included in our portfolio information tables or any other portfolio level statistics because the Value-Added Fund invests in assets within our existing markets that had deficiencies in property characteristics which provided an opportunity to create value through repositioning, refurbishment or renovation. We therefore believe including such information in our portfolio tables and statistics would render the portfolio information less useful to investors. Information relating to the Value-Added Fund is set forth separately below.

Properties	Location	% Leased as of December 31, 2012	Number of Buildings	Net Rentable Square Feet
Class A Office
767 Fifth Avenue (The GM Building) (60% ownership)	New York, NY	95.1%	1	1,817,438
John Hancock Tower	Boston, MA	97.4%	1	1,721,633
399 Park Avenue	New York, NY	94.0%	1	1,708,250
601 Lexington Avenue	New York, NY	98.4%	1	1,629,868
100 Federal Street	Boston, MA	95.6%	1	1,265,399
Times Square Tower	New York, NY	99.1%	1	1,245,817
800 Boylston Street—The Prudential Center	Boston, MA	97.8%	1	1,228,651
599 Lexington Avenue	New York, NY	98.3%	1	1,045,128
Bay Colony Corporate Center	Waltham, MA	60.5%	4	985,334
Embarcadero Center Four	San Francisco, CA	90.0%	1	936,850
111 Huntington Avenue—The Prudential Center	Boston, MA	97.2%	1	857,975
Embarcadero Center One	San Francisco, CA	96.8%	1	833,594
Atlantic Wharf Office	Boston, MA	93.1%	1	797,877
Embarcadero Center Two	San Francisco, CA	98.0%	1	779,768
Embarcadero Center Three	San Francisco, CA	98.5%	1	775,086
Capital Gallery	Washington, DC	90.6%	1	631,033
South of Market	Reston, VA	100.0%	3	623,665
Metropolitan Square (51% ownership)	Washington, DC	97.8%	1	588,917
125 West 55th Street (60% ownership)	New York, NY	93.4%	1	585,316
3200 Zanker Road	San Jose, CA	49.9%	4	543,900
901 New York Avenue (25% ownership)	Washington, DC	99.8%	1	539,229
Reservoir Place	Waltham, MA	80.3%	1	527,980
Fountain Square (50% ownership)	Reston, VA	93.3%	2	521,536
601 and 651 Gateway	South San Francisco, CA	98.8%	2	506,271
101 Huntington Avenue—The Prudential Center	Boston, MA	100.0%	1	505,389
2200 Pennsylvania Avenue	Washington, DC	95.0%	1	458,761
One Freedom Square	Reston, VA	87.4%	1	436,083
Two Freedom Square	Reston, VA	92.3%	1	421,142

Properties	Location	% Leased as of December 31, 2012	Number of Buildings	Net Rentable Square Feet
One Tower Center	East Brunswick, NJ	47.2%	1	414,648
Market Square North (50% ownership)	Washington, DC	83.7%	1	409,890
140 Kendrick Street	Needham, MA	84.2%	3	380,987
One and Two Discovery Square	Reston, VA	100.0%	2	366,990
Weston Corporate Center	Weston, MA	100.0%	1	356,995
510 Madison Avenue	New York, NY	54.6%	1	355,598
505 9th Street, N.W. (50% ownership)	Washington, DC	100.0%	1	321,943
One Reston Overlook	Reston, VA	100.0%	1	319,519
1333 New Hampshire Avenue	Washington, DC	99.5%	1	315,371
Waltham Weston Corporate Center	Waltham, MA	93.2%	1	306,687
230 CityPoint	Waltham, MA	68.9%	1	300,993
Wisconsin Place Office	Chevy Chase, MD	100.0%	1	299,186
540 Madison Avenue (60% ownership)	New York, NY	66.0%	1	293,628
One Patriots Park (formerly 12310 Sunrise Valley)	Reston, VA	100.0%	1	267,531
Quorum Office Park	Chelmsford, MA	82.5%	2	267,527
Reston Corporate Center	Reston, VA	100.0%	2	261,046
Democracy Tower	Reston, VA	100.0%	1	259,441
611 Gateway	South San Francisco, CA	81.0%	1	257,664
New Dominion Technology Park—Building Two	Herndon, VA	100.0%	1	257,400
200 West Street	Waltham, MA	80.5%	1	256,245
1330 Connecticut Avenue	Washington, DC	100.0%	1	252,136
500 E Street, S. W.	Washington, DC	100.0%	1	248,336
Five Cambridge Center	Cambridge, MA	100.0%	1	240,480
New Dominion Technology Park—Building One	Herndon, VA	100.0%	1	235,201
510 Carnegie Center	Princeton, NJ	100.0%	1	234,160
One Cambridge Center	Cambridge, MA	95.8%	1	215,629
601 Massachusetts Avenue (1)	Washington, DC	100.0%	1	211,000
77 CityPoint	Waltham, MA	100.0%	1	209,707
Sumner Square	Washington, DC	100.0%	1	208,892
1301 New York Avenue	Washington, DC	100.0%	1	201,281
Four Cambridge Center	Cambridge, MA	100.0%	1	200,567
University Place	Cambridge, MA	100.0%	1	195,282
North First Business Park (1)	San Jose, CA	87.2%	5	190,636
One Preserve Parkway	Rockville, MD	92.7%	1	183,612
Three Patriots Park (formerly 12290 Sunrise Valley)	Reston, VA	0.0%	1	182,424
2600 Tower Oaks Boulevard	Rockville, MD	67.9%	1	178,906
Eight Cambridge Center	Cambridge, MA	100.0%	1	177,226
Lexington Office Park	Lexington, MA	82.7%	2	166,759
210 Carnegie Center	Princeton, NJ	94.4%	1	162,372
206 Carnegie Center	Princeton, NJ	100.0%	1	161,763
191 Spring Street	Lexington, MA	100.0%	1	158,900
303 Almaden	San Jose, CA	91.5%	1	158,499
Kingstowne Two	Alexandria, VA	96.9%	1	156,251
Ten Cambridge Center	Cambridge, MA	100.0%	1	152,664
10 & 20 Burlington Mall Road	Burlington, MA	75.9%	2	152,229
Kingstowne One	Alexandria, VA	83.5%	1	151,195
214 Carnegie Center	Princeton, NJ	65.1%	1	150,774
212 Carnegie Center	Princeton, NJ	57.8%	1	150,395
506 Carnegie Center	Princeton, NJ	74.8%	1	145,213

Properties	Location	% Leased as of December 31, 2012	Number of Buildings	Net Rentable Square Feet
2440 West El Camino Real	Mountain View, CA	100.0%	1	140,042
Two Reston Overlook	Reston, VA	100.0%	1	134,615
202 Carnegie Center	Princeton, NJ	100.0%	1	130,582
508 Carnegie Center	Princeton, NJ	24.4%	1	128,684
101 Carnegie Center	Princeton, NJ	87.7%	1	123,659
Montvale Center (2)	Gaithersburg, MD	74.0%	1	123,630
502 Carnegie Center	Princeton, NJ	83.3%	1	122,460
504 Carnegie Center	Princeton, NJ	100.0%	1	121,990
40 Shattuck Road	Andover, MA	87.7%	1	121,216
91 Hartwell Avenue	Lexington, MA	60.9%	1	120,458
701 Carnegie Center	Princeton, NJ	100.0%	1	120,000
Annapolis Junction (50% ownership)	Annapolis, MD	100.0%	1	117,599
Three Cambridge Center	Cambridge, MA	100.0%	1	109,358
201 Spring Street	Lexington, MA	100.0%	1	106,300
104 Carnegie Center	Princeton, NJ	87.9%	1	102,886
33 Hayden Avenue	Lexington, MA	0.0%	1	80,128
Eleven Cambridge Center	Cambridge, MA	100.0%	1	79,616
Reservoir Place North	Waltham, MA	100.0%	1	73,258
105 Carnegie Center	Princeton, NJ	100.0%	1	69,955
32 Hartwell Avenue	Lexington, MA	100.0%	1	69,154
302 Carnegie Center	Princeton, NJ	85.4%	1	64,926
195 West Street	Waltham, MA	100.0%	1	63,500
100 Hayden Avenue	Lexington, MA	100.0%	1	55,924
181 Spring Street	Lexington, MA	100.0%	1	55,792
211 Carnegie Center	Princeton, NJ	100.0%	1	47,025
92 Hayden Avenue	Lexington, MA	100.0%	1	31,100
201 Carnegie Center	Princeton, NJ	100.0%	—	6,500

Subtotal for Class A Office Properties		91.3%	124	38,740,025
Retail
Shops at The Prudential Center	Boston, MA	99.4%	1	501,246
Fountain Square Retail (50% ownership)	Reston, VA	98.9%	1	236,676
Kingstowne Retail	Alexandria, VA	100.0%	1	88,288
Shaws Supermarket at The Prudential Center	Boston, MA	100.0%	1	57,235

Subtotal for Retail Properties		99.4%	4	883,445

Office/Technical Properties
Seven Cambridge Center	Cambridge, MA	100.0%	1	231,028
7601 Boston Boulevard	Springfield, VA	100.0%	1	103,750
7435 Boston Boulevard	Springfield, VA	100.0%	1	103,557
8000 Grainger Court	Springfield, VA	100.0%	1	88,775
7500 Boston Boulevard	Springfield, VA	100.0%	1	79,971
7501 Boston Boulevard	Springfield, VA	100.0%	1	75,756
Fourteen Cambridge Center	Cambridge, MA	100.0%	1	67,362
164 Lexington Road	Billerica, MA	0.0%	1	64,140
7450 Boston Boulevard	Springfield, VA	100.0%	1	62,402
7374 Boston Boulevard	Springfield, VA	100.0%	1	57,321
8000 Corporate Court	Springfield, VA	100.0%	1	52,539
7451 Boston Boulevard	Springfield, VA	100.0%	1	47,001
7300 Boston Boulevard	Springfield, VA	100.0%	1	32,000

Properties	Location	% Leased as of December 31, 2012		Number of Buildings	Net Rentable Square Feet
17 Hartwell Avenue	Lexington, MA	0.0%		1	30,000
453 Ravendale Avenue	Mountain View, CA	100.0%		1	29,620
7375 Boston Boulevard	Springfield, VA	100.0%		1	26,865
6601 Springfield Center Drive (1)	Springfield, VA	37.2%		1	26,388

Subtotal for Office/Technical Properties		90.6%		17	1,178,475

Residential Properties
Residences on The Avenue (335 units)	Washington, DC	93.9	%(3)	1	323,050	(4)
The Lofts at Atlantic Wharf (86 units)	Boston, MA	97.7	%(3)	1	87,097	(5)

Subtotal for Residential Properties		94.5%		2	410,147

Hotel Property
Cambridge Center Marriott (433 rooms)	Cambridge, MA	78.8	%(6)	1	334,260

Subtotal for Hotel Property		78.8%		1	334,260

Subtotal for In-Service Properties		91.4%		148	41,546,352

Structured Parking (46,833 spaces)					15,891,074

Properties Under Construction (7)
Office:
Annapolis Junction Building Six (50% ownership)	Annapolis, MD	49%		1	120,000
500 North Capitol (30% ownership)	Washington, DC	82%		1	232,000
Two Patriots Park (formerly12300 Sunrise Valley Drive)	Reston, VA	100%		1	255,951
Seventeen Cambridge Center	Cambridge, MA	100%		1	195,191
Cambridge Center Connector	Cambridge, MA	100%		—	42,500
Annapolis Junction Building Seven (50% ownership)	Annapolis, MD	0%		1	125,000
680 Folsom Street	San Francisco, CA	85%		2	522,000
250 West 55th Street	New York, NY	46%		1	989,000
Residential:
The Avant at Reston Town Center (359 units)	Reston, VA	N/A		1	355,668

Subtotal for Properties Under Construction		66%		9	2,837,310

Total Portfolio				157	60,274,736

(1)	Property held for redevelopment as of December 31, 2012.
(2)	See Note 3, 6 and 19 to the Consolidated Financial Statements.
(3)	Represents the Physical Occupancy as of December 31, 2012. Physical Occupancy is defined as the number of occupied units divided by the total number of units, expressed as a percentage. Note that these amounts are not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2012.
(4)	Includes 49,528 square feet of retail space which is 100% leased as of December 31, 2012. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2012.
(5)	Includes 9,617 square feet of retail space which is 57% leased as of December 31, 2012. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2012.
(6)	Represents the weighted-average room occupancy for the year ended December 31, 2012. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2012.
(7)	Represents percentage leased as of February 21, 2013 and excludes residential space.

The following table shows information relating to properties owned through the Value-Added Fund at December 31, 2012:

Property	Location	% Leased as of December 31, 2012	Number of Buildings	Net Rentable Square Feet
Mountain View Research Park	Mountain View, CA	87.5%	16	602,199
Mountain View Technology Park	Mountain View, CA	100.0%	7	135,279

Total Value-Added Fund		89.8%	23	737,478

Percentage Leased and Average Annualized Revenue per Square Foot for In-Service Properties

The following table sets forth our percentage leased and average annualized revenue per square foot on a historical basis for our In-Service Properties.

	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
Percentage leased	94.5%	92.4%	93.2%	91.3%	91.4%
Average annualized revenue per square foot(1)	$51.50	$52.84	$53.21	$53.58	$55.43

(1)	Represents the monthly contractual base rents and recoveries from tenants under existing leases as of December 31, 2008, 2009, 2010, 2011 and 2012 multiplied by twelve. These annualized amounts are before rent abatements and include expense reimbursements, which may be estimates as of such date. The aggregate amount of rent abatements per square foot under existing leases as of December 31, 2008, 2009, 2010, 2011 and 2012 for the succeeding twelve month period is $0.52, $0.96, $1.11, $1.10 and $1.17, respectively.

Top 20 Tenants by Square Feet

Our 20 largest tenants by square feet as of December 31, 2012 were as follows:

	Tenant	Square Feet		% of In-Service Portfolio
1	U.S. Government	2,194,298	(1)	5.38%
2	Citibank	1,018,432	(2)	2.50%
3	Bank of America	875,718	(3)	2.15%
4	Wellington Management	707,568		1.73%
5	Kirkland & Ellis	639,683	(4)	1.57%
6	Biogen	577,021		1.41%
7	Genentech	568,097		1.39%
8	Ropes & Gray	528,931		1.30%
9	O’Melveny & Myers	504,902		1.24%
10	Weil Gotshal Manges	490,065	(5)	1.20%
11	Shearman & Sterling	472,808		1.16%
12	Manufacturers Investment (ManuLife)	440,974		1.08%
13	State Street Bank and Trust	408,552		1.00%
14	Microsoft	387,753		0.95%
15	Finnegan Henderson Farabow	362,405	(6)	0.89%
16	Ann Inc. (fka Ann Taylor Corp.)	351,026		0.86%
17	Parametric Technology	320,655		0.79%
18	Lockheed Martin	316,918		0.78%
19	Mass Financial Services	301,668		0.74%
20	Bingham McCutchen	301,385		0.74%

(1)	Includes 92,620 and 104,874 square feet of space in properties in which we have a 51% and 50% interest, respectively.

(2)	Includes 10,080 and 2,761 square feet of space in properties in which we have a 60% and 51% interest, respectively.
(3)	Includes 50,887 square feet of space in a property in which we have a 60% interest.
(4)	Includes 248,021 square feet of space in a property in we have a 51% interest.
(5)	Includes 449,871 square feet of space in a property in we have a 60% interest.
(6)	Includes 292,548 square feet of space in a property in we have a 25% interest.

Tenant Diversification (Gross Rent)*

Our tenant diversification as of December 31, 2012 was as follows:

Sector	Percentage of Gross Rent
Legal Services	25%
Financial Services—all other	15%
Financial Services—commercial and investment banking	13%
Technical and Scientific Services	11%
Other Professional Services	8%
Retail	7%
Government / Public Administration	5%
Manufacturing / Consumer Products	5%
Other	4%
Real Estate and Insurance	4%
Media / Telecommunications	3%

*	The classification of our tenants is based on the U.S. Government’s North American Industry Classification System (NAICS), which has replaced the Standard Industrial Classification (SIC) system.

Lease Expirations (1)(2)

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups(3)	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups p.s.f.(3)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups(4)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups p.s.f.(4)	Percentage of Total Square Feet
2013	1,857,129	$75,577,333	$40.70	$75,930,363	$40.89	4.6%(5)
2014	3,235,225	144,772,253	44.75	147,222,014	45.51	7.9%
2015	3,064,207	152,890,700	49.90	157,416,998	51.37	7.5%
2016	3,444,083	170,843,738	49.61	176,877,558	51.36	8.4%
2017	4,037,373	267,922,500	66.36	277,171,518	68.65	9.9%
2018	1,338,577	81,907,519	61.19	87,827,388	65.61	3.3%
2019	3,325,267	188,940,517	56.82	202,934,145	61.03	8.2%
2020	3,395,989	201,203,231	59.25	219,443,405	64.62	8.3%
2021	2,579,190	142,877,775	55.40	169,715,802	65.80	6.3%
Thereafter	10,932,359	624,482,061	57.12	729,463,590	66.73	26.8%

(1)	Includes 100% of unconsolidated joint venture properties other than properties owned by the Value-Added Fund. Does not include residential units and the hotel. In addition, 231,792 square feet of leased premises in properties under development is included.

(2)	Does not include data for leases expiring in a particular year when leases for the same space have already been signed with replacement tenants with future commencement dates. In those cases, the data is included in the year in which the future lease expires.
(3)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2012 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.
(4)	Represents the monthly contractual base rent under expiring leases with future contractual increases upon expiration and recoveries from tenants under existing leases as of December 31, 2012 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.
(5)	Includes 211,000 square feet from 601 Massachusetts Avenue, which will be removed from service for redevelopment in 2013. Excluding 601 Massachusetts Avenue, the percentage of total square feet expiring in 2013 is 4.0%.

Item 3.	Legal Proceedings

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

(a) Our common stock is listed on the New York Stock Exchange under the symbol “BXP.” The high and low sales prices and dividends for the periods indicated in the table below were:

Quarter Ended	High	Low	Dividends per common share
December 31, 2012	$111.56	$99.23	$0.65
September 30, 2012	117.00	107.52	0.55
June 30, 2012	110.17	98.92	0.55
March 31, 2012	107.87	96.73	0.55
December 31, 2011	102.32	81.52	0.55
September 30, 2011	112.84	89.02	0.50
June 30, 2011	108.35	93.29	0.50
March 31, 2011	96.59	83.90	0.50

At February 21, 2013, we had approximately 1,469 stockholders of record.

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

During the three months ended December 31, 2012, we issued an aggregate of 744,972 shares of common stock in connection with the redemption of 744,972 common units of limited partnership held by certain limited partners of BPLP. Of these shares, 93,242 were issued in reliance on an exemption from registration under Section 4(2). We relied on the exception under Section 4(2) based upon factual representations received from the limited partners who received the shares of common stock.

Stock Performance Graph

The following graph provides a comparison of cumulative total stockholder return for the period from December 31, 2007 through December 31, 2012, among Boston Properties, the Standard & Poor’s (“S&P”) 500 Index, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) Equity REIT Total Return Index (the “Equity REIT Index”) and the NAREIT Office REIT Index (the “Office REIT Index”). The Equity REIT Index includes all tax-qualified equity REITs listed on the New York Stock Exchange, the American Stock Exchange and the NASDAQ Stock Market. Equity REITs are defined as those with 75% or more of their gross invested book value of assets invested directly or indirectly in the equity ownership of real estate. The Office REIT Index includes all office REITs included in the Equity REIT Index. Data for Boston Properties, the S&P 500 Index, the Equity REIT Index and the Office REIT Index was provided to us by NAREIT. Upon written request, Boston Properties will provide any stockholder with a list of the REITs included in the Equity REIT Index and the Office REIT Index. The stock performance graph assumes an investment of $100 in each of Boston Properties and the three indices, and the reinvestment of any dividends. The historical information set forth below is not necessarily indicative of future performance. The data shown is based on the share prices or index values, as applicable, at the end of each month shown.

	As of the year ended December 31,
	2007	2008	2009	2010	2011	2012
Boston Properties	$100.00	$62.06	$79.14	$104.15	$123.05	$133.58
S&P 500	$100.00	$63.00	$79.68	$91.68	$93.61	$108.59
Equity REIT Index	$100.00	$62.27	$79.70	$101.98	$110.42	$132.18
Office REIT Index	$100.00	$58.93	$79.88	$94.59	$93.87	$107.15

(b) None.

(c) Issuer Purchases of Equity Securities. No repurchases during the fourth quarter.

Item 6.	Selected Financial Data

The following table sets forth our selected financial and operating data on a historical basis. Certain prior year amounts have been reclassified to conform to the current year presentation. In addition, certain prior year amounts have been revised as a result of the adoption on January 1, 2009 of (1) ASC 470-20 “Debt with Conversion and Other Options” (“ASC 470-20”) (formerly known as FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”)) (See Note 8 of the Consolidated Financial Statements), (2) the guidance included in ASC 810 “Consolidation” (“ASC 810”) (formerly known as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”)) and ASC 480-10-S99 “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”) (formerly known as EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities” (Amended)), (3) the guidance included in ASC 260-10 “Earnings Per Share” (“ASC 260-10”) (formerly known as FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-06-1”)) (See Note 15 of the Consolidated Financial Statements), and which has been revised for the reclassifications related to the disposition of qualifying properties during 2012 which have been reclassified as discontinued operations, for the periods presented, in accordance with the guidance in ASC 360 “Property, Plant and Equipment” (“ASC 360”) (formerly known as SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”)). The following data should be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

Our historical operating results may not be comparable to our future operating results.

	For the year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of Operations Information:
Total revenue	$1,876,267	$1,751,320	$1,543,310	$1,510,637	$1,462,852

Expenses:
Rental operating	657,363	590,224	498,154	498,061	484,488
Hotel operating	28,120	26,128	25,153	23,966	27,510
General and administrative	82,382	79,610	79,396	75,447	72,365
Transaction costs	3,653	1,987	2,876	—	—
Suspension of development	—	—	(7,200)	27,766	—
Depreciation and amortization	453,068	436,612	335,859	319,171	301,812

Total expenses	1,224,586	1,134,561	934,238	944,411	886,175

Operating income	651,681	616,759	609,072	566,226	576,677
Other income (expense):
Income (loss) from unconsolidated joint ventures	49,078	85,896	36,774	12,058	(182,018)
Interest and other income	10,091	5,358	7,332	4,059	18,958
Gains (losses) from investments in securities	1,389	(443)	935	2,434	(4,604)
Interest expense	(413,564)	(394,131)	(378,079)	(322,833)	(294,126)
Losses from early extinguishments of debt	(4,453)	(1,494)	(89,883)	(510)	—
Net derivative losses	—	—	—	—	(17,021)

Income from continuing operations	294,222	311,945	186,151	261,434	97,866
Discontinued operations	37,917	1,881	1,442	1,305	(483)
Gains on sales of real estate	—	—	2,734	11,760	33,340

Net income	332,139	313,826	190,327	274,499	130,723
Net income attributable to noncontrolling interests	(42,489)	(41,147)	(31,255)	(43,485)	(25,453)

Net income attributable to Boston Properties, Inc.	$289,650	$272,679	$159,072	$231,014	$105,270

Basic earnings per common share attributable to Boston Properties, Inc.:
Income from continuing operations	$1.71	$1.86	$1.13	$1.75	$0.88
Discontinued operations	0.22	0.01	0.01	0.01	—

Net income	$1.93	$1.87	$1.14	$1.76	$0.88

Weighted average number of common shares outstanding	150,120	145,693	139,440	131,050	119,980

Diluted earnings per common share attributable to Boston Properties, Inc.:
Income from continuing operations	$1.70	$1.85	$1.13	$1.75	$0.87
Discontinued operations	0.22	0.01	0.01	0.01	—

Net income	$1.92	$1.86	$1.14	$1.76	$0.87

Weighted average number of common and common equivalent shares outstanding	150,711	146,218	140,057	131,512	121,299

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet information:
Real estate, gross	$14,893,328	$13,389,472	$12,764,935	$11,099,558	$10,625,207
Real estate, net	11,959,168	10,746,486	10,441,117	9,065,881	8,856,422
Cash and cash equivalents	1,041,978	1,823,208	478,948	1,448,933	241,510
Total assets	15,462,321	14,782,966	13,348,263	12,348,703	10,917,476
Total indebtedness	8,912,369	8,704,138	7,786,001	6,719,771	6,092,884
Noncontrolling interests	208,434	55,652	55,652	55,652	55,652
Stockholders’ equity attributable to Boston Properties, Inc.	5,097,065	4,865,998	4,372,643	4,446,002	3,688,993
Equity noncontrolling interests	537,789	547,518	591,550	623,057	570,112

	For the year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share and percentage data)
Other Information:
Funds from Operations attributable to Boston Properties, Inc. (1)	$741,419	$710,991	$547,356	$618,006	$544,989
Dividends declared per share	2.30	2.05	2.00	2.18	2.72
Cash flows provided by operating activities	642,949	606,328	375,893	617,376	565,311
Cash flows used in investing activities	(1,278,032)	(90,096)	(1,161,274)	(446,601)	(1,320,079)
Cash flows provided by (used in) financing activities	(146,147)	828,028	(184,604)	1,036,648	(510,643)
Total square feet at end of year (including development projects and parking)	60,275	57,259	53,557	50,468	49,761
In-service percentage leased at end of year	91.4%	91.3%	93.2%	92.4%	94.5%

(1)	Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of NAREIT, we calculate Funds from Operations, or FFO, by adjusting net income (loss) attributable to Boston Properties, Inc. (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, impairment losses on depreciable real estate of consolidated real estate, impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. FFO is a non-GAAP financial measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses on depreciable real estate of consolidated real estate, impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. Amount represents our share, which was 89.48%, 88.57%, 87.25%, 86.57% and 85.49% for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively, after allocation to the noncontrolling interests.

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

A reconciliation of FFO to net income attributable to Boston Properties, Inc. computed in accordance with GAAP is provided under the heading of “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations.”

Item 7—Management’s	Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the captions “Business—Business and Growth Strategies,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “result” “should,” “will,” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those anticipated, estimated or projected by the forward-looking statements. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	the continuing impacts of high unemployment and other macroeconomic trends, which are having and may continue to have a negative effect on the following, among other things:

•	the fundamentals of our business, including overall market occupancy, tenant space utilization, and rental rates;

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

The risks set forth above are not exhaustive. Other sections of this report, including “Part I, Item 1A—Risk Factors,” include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through current reports on Form 8-K or otherwise, for a discussion of risks and uncertainties that may cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. We expressly disclaim any responsibility to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.

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

Our core strategy has always been to own, operate and develop properties in supply-constrained markets with high barriers to entry and to focus on executing long-term leases with financially strong tenants. Historically, this combination has tended to reduce our exposure in down cycles and enhance revenues as market conditions improve. To be successful in the current leasing environment, we believe all aspects of the tenant-landlord relationship must be considered. In this regard, we believe that our understanding of tenants’ short- and long-term space utilization and amenity needs in the local markets in which we operate, our relationships with local brokers, our reputation as a premier owner and operator of Class A office properties, our financial strength and our ability to maintain high building standards provide us with a competitive advantage. We expect tenants in our markets to continue to take advantage of the ability to upgrade to high-quality space like ours, particularly those who value our operational expertise and financial stability when making their leasing decisions.

Leasing activity in our portfolio during 2012 was strong with approximately 5.6 million square feet of leases signed covering vacant space, extensions and expansions and pre-leasing for our development projects. With leases covering just 4.0% (excluding 601 Massachusetts Avenue, which will be removed from service for redevelopment) of the space in our portfolio expiring in 2013, we are well positioned to cover our maturing leases and improve our occupancy. Each of the markets in which we operate has varying degrees of opportunities and challenges as described below:

•

In the midtown Manhattan market, leasing activity is steady with 12% availability and no visible signs of increasing demand by office space users, resulting in a competitive leasing environment. Activity in our portfolio is stable with occupancy of 93.7% and little near-term lease expirations. During 2012, we made leasing progress at our 1.0 million square foot development project at 250 West 55th Street with the signing of a 246,000 square foot lease, bringing the project to approximately 46% pre-leased with virtually all of the lower floors of the tower leased. We expect the building to open in late 2013.

•

In our Washington, DC region, the overall leasing activity continues to be slow and public sector and defense contractor demand has been adversely impacted by continued federal budgetary uncertainty, potential sequestration and the reductions in discretionary spending programs. Our portfolio, however, continues to have stable occupancy at 94.3% with modest rollover /exposure through 2013 of approximately 4.3% (excluding 601 Massachusetts Avenue, which will be removed from service for redevelopment). In addition, we recently signed a lease for the remaining 182,000 square feet at Three Patriots Park in Reston, Virginia and a 376,000 square foot lease with the anchor tenant for the aforementioned 601 Massachusetts Avenue redevelopment project.

•

In the Boston region, the expansion of the life sciences and technology industry is positively impacting each of the submarkets in which we operate. Our assets in the Boston Central Business District (“CBD”) continue to experience demand with tenants committing to space two to three years in advance of their rental needs, while the overall CBD market has a vacancy percentage rate in the mid-teens, most of which is in low-rise space. The East Cambridge submarket remains healthy with vacancy rates below 10% and rising rental rents. Our Cambridge portfolio is 99% leased with no material expirations until 2014. The suburbs of Boston along Route 128, where the majority of our suburban assets are located remain stable. Many mid-size and larger users are contemplating leasing more space to handle their organic growth, however, the decision-making process is prolonged and corporate consolidations have had a dampening effect on the market. Our suburban portfolio is 78% leased with approximately 1.1 million square feet of availability providing an opportunity for us as these users conclude their decision-making processes.

•

The San Francisco CBD and Silicon Valley submarkets continue to benefit from business expansion and job growth, particularly in the technology sector, and are among the strongest in our portfolio. This is evidenced by positive absorption, lower vacancy and increasing rental rents. In mid—October, we formed a joint venture to pursue the acquisition of land in San Francisco, California that can support the development of Transbay Tower, a 61-story, 1.4 million square foot office tower. In addition, during the first quarter of 2013 we acquired and commenced the development of 535 Mission Street, an approximately 307,000 square foot first class office building in San Francisco, California, estimated to be completed in 2014.

During 2012, leases for approximately 4.0 million square feet of space commenced revenue recognition, including leases for approximately 3.6 million square feet of second generation space and leases for approximately 433,000 square feet of first generation space, stemming mostly from completion of development projects. Of the approximately 3.6 million square feet, leases for approximately 648,000 square feet were signed during 2012 and leases for the remainder of this space were signed in prior periods. The second generation leases that commenced revenue recognition during 2012 had an average lease term of approximately 96 months and included an average of approximately 115 days of free rent and total transaction costs, including tenant improvements and leasing commissions, of approximately $45 per square foot. The starting gross rents for the approximately 3.0 million square feet of second generation leases that had been occupied within the prior 12 months increased on average by approximately 6.95% compared to the ending gross rents from the previous leases for this space. Lease terms are highly dependent on location (i.e., whether the property is in a CBD or suburban location), whether the lease is a new or renewal lease, and the length of the lease term. Of the approximately 3.6 million square feet of second generation space, approximately 58% of the leases that commenced during 2012 were with new tenants, which tend to have greater lease transaction costs.

From January 1, 2013 to December 31, 2013, leases representing approximately 4.0% of the space at our properties expire (excluding 601 Massachusetts Avenue, which will be removed from service for redevelopment). As these leases expire, assuming no further change in current market rental rates, we expect that the rental rates we are likely to achieve on new leases will generally be approximately equal to the rates currently being paid.

We believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service through 2015. In 2013, we expect to fully place in-service Two Patriots Park in Reston, Virginia, 500 North Capitol Street in Washington, DC, Annapolis Junction Building Six in Annapolis, Maryland, and Seventeen Cambridge Center and the Cambridge Center Connector in Cambridge, Massachusetts, with an aggregate estimated investment of approximately $225 million, which represents our share. In aggregate, these assets are currently 88% leased.

During 2012, we were active and completed four acquisitions with a total anticipated investment of $1.4 billion. In addition, we formed a joint venture to pursue the acquisition of land in San Francisco, California to build the approximately 1.4 million square foot Transbay Tower. We also continue to actively explore acquisition opportunities in each of our markets and in February 2013 acquired 535 Mission Street in San Francisco, California, an office development project with a total anticipated investment of approximately $215 million. Also in February 2013, we entered into an agreement to purchase the last remaining parcel of land in the urban core of Reston Town Center in Reston, Virginia for approximately $27 million. The closing is expected to occur in the first quarter of 2013 and is subject to customary closing conditions. The land parcel is commercially zoned for 250,000 square feet of office space.

We believe the development of well-positioned office buildings is justified in many of our submarkets where tenants have shown demand for high-quality construction, modern design, efficient floor plates and sustainable features. Each of our development projects underway is pre-certified USGB LEED Silver or higher. Our current development pipeline, including 535 Mission Street and 601 Massachusetts Avenue, totals approximately 3.6 million square feet with a total projected investment of approximately $2.3 billion.

We maintain substantial liquidity with approximately $800 million in cash balances and approximately $735 million available under our Operating Partnership’s $750 million unsecured line of credit. However, given the funding requirements of our current development pipeline, including 535 Mission Street and 601 Massachusetts Avenue, with $1.0 billion remaining to be funded through 2015, combined with our share of remaining 2013 expiring debt of approximately $575 million (including the $450 million of 3.75% exchangeable senior notes due 2036, which are redeemable in May 2013 and excluding the $25.0 million mortgage loan collateralized by Montvale Center, see Note 6), we anticipate accessing the capital markets during 2013 to at a minimum refinance our expiring debt. We are also reviewing our portfolio and currently expect to raise a significant amount of capital through the sale of select core and non-core assets. The actual amount of capital that we may raise through asset sales will be dependent on market conditions and a variety of other factors.

For descriptions of significant transactions that we completed during 2012, see “Item 1. Business—Transactions During 2012.”

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

Real Estate

Upon acquisitions of real estate, we assess the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-” and “below-market” leases, leasing and assumed financing origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities, and allocates the purchase price to the acquired assets and assumed liabilities, including land and buildings as if vacant. We assess and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.

The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenant’s credit quality and expectations of lease renewals. Based on its acquisitions to date, our allocation to customer relationship intangible assets has been immaterial.

We record acquired “above-” and “below-market” leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below—market leases. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

Management reviews its long-lived assets for impairment following the end of each quarter and when there is an event or change in circumstances that indicates an impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. If such criteria are present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair value.

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

Real estate is stated at depreciated cost. A variety of costs are incurred in the acquisition, development and leasing of properties. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. We expense costs that we incur to effect a business combination such as legal, due diligence and other closing related costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project commences and capitalization begins, and when a development project is substantially complete and held available for occupancy and capitalization must cease, involves a degree of judgment. Our capitalization policy on development properties is guided by guidance in ASC 835-20 “Capitalization of Interest” and ASC 970 “Real Estate—General.” The costs of land and buildings under development include specifically identifiable costs.

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

Investments in Unconsolidated Joint Ventures

We consolidate variable interest entities (VIE) in which it is considered to be the primary beneficiary. VIEs are entities in which the equity investors do not have sufficient equity at risk to finance their endeavors without additional financial support or that the holders of the equity investment at risk do not have a controlling financial interest. The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance, and (2) the obligation to absorb losses and right to receive the returns from the variable interest entity that would be significant to the variable interest entity. For ventures that are not VIEs we consolidate entities for which we have significant decision making control over the ventures’ operations. Our judgment with respect to our level of influence or control of an entity involves the consideration of various factors including the form of our ownership interest, our representation in the entity’s governance, the size of our investment (including loans), estimates of future cash flows, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace the us as manager and/or liquidate the venture, if applicable. Our assessment of our influence or control over an entity affects the presentation of these investments in our consolidated financial statements. In addition to evaluating control rights, we consolidate entities in which the outside partner has no substantive kick-out rights to remove the us as the managing member.

Accounts of the consolidated entity are included in the our accounts and the non-controlling interest is reflected on the Consolidated Balance Sheets as a component of equity or in temporary equity between liabilities and equity. Investments in Unconsolidated Joint Ventures are recorded initially at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the life of the related asset. Under the equity method of accounting, our net equity investment is reflected within the Consolidated Balance Sheets, and our share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. We may account for cash distributions in excess of its investment in an unconsolidated joint venture as income when we are not the general partner in a limited partnership and when we have neither the requirement nor the intent to provide financial support to the joint venture. Our investments in unconsolidated joint ventures are reviewed for impairment periodically and we record impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if it determines that a decline in the value below the carrying value of an investment in an unconsolidated joint venture is other than temporary.

To the extent that we contribute assets to a joint venture, our investment in the joint venture is recorded at our cost basis in the assets that were contributed to the joint venture. To the extent that our cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in our share of equity in net income of the joint venture. In accordance with the provisions of ASC 970-323 “Investments-Equity Method and Joint Ventures” (“ASC 970-323”) (formerly Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”)), we will recognize gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

The combined summarized financial information of the unconsolidated joint ventures is disclosed in Note 5 to the Consolidated Financial Statements.

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

For the year ended December 31, 2012, the impact of the net adjustments of rents from “above-” and “below-market” leases increased rental revenue by approximately $14.6 million. For the year ended December 31, 2012, the impact of the straight-line rent adjustment increased rental revenue by approximately $77.6 million. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 5 to the Consolidated Financial Statements.

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

If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 6.9 years as of December 31, 2012. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

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

Our parking revenues are derived from leases, monthly parking and transient parking. We recognize parking revenue as earned.

Our hotel revenues are derived from room rentals and other sources such as charges to guests for telephone service, movie and vending commissions, meeting and banquet room revenue and laundry services. Hotel revenues are recognized as earned.

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

Depreciation and Amortization

We compute depreciation and amortization on our properties using the straight-line method based on estimated useful asset lives. We allocate the acquisition cost of real estate to its components and depreciate or amortize these assets over their useful lives. The amortization of acquired “above-” and “below-market” leases and acquired in-place leases is recorded as an adjustment to revenue and depreciation and amortization, respectively, in the Consolidated Statements of Operations.

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

Results of Operations

The following discussion is based on our Consolidated Statement of Operations for the years ended December 31, 2012, 2011 and 2010.

At December 31, 2012, 2011 and 2010, we owned or had interests in a portfolio of 157, 153 and 146 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the years ended December 31, 2012, 2011 and 2010 show separately the changes attributable to the properties that were owned by us and in service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired or Development or Redevelopment Portfolios.

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

Net operating income, or NOI, is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc., the most directly comparable GAAP financial measure, plus income attributable to noncontrolling interests, discontinued operations, depreciation and amortization, interest expense, losses from early extinguishments of debt, transaction costs, general and administrative expense, less gains on sales of real estate, gains (losses) from investments in securities, income from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspectives not immediately apparent from net income attributable to Boston Properties, Inc. NOI excludes certain components from net income attributable to Boston Properties, Inc. in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income attributable to Boston Properties, Inc. as presented in our Consolidated Financial Statements. NOI should not be considered as an alternative to net income attributable to Boston Properties, Inc. as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. For a reconciliation of NOI to net income attributable to Boston Properties, Inc., see Note 14 to the Consolidated Financial Statements.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 125 properties totaling approximately 31.7 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2011 and owned and in service through December 31, 2012. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2011 or disposed of on or prior to December 31, 2012. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the year ended December 31, 2012 and 2011 with respect to the properties which were placed in-service, acquired or in development or redevelopment.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Total Property Portfolio
(dollars in thousands)	2012	2011	Increase/ (Decrease)	% Change	2012	2011	2012	2011	2012	2011	2012	2011	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,577,821	$1,562,599	$15,222	0.97%	$90,015	$19,883	$126,031	$73,792	$(34)	$10,228	$1,793,833	$1,666,502	$127,331	7.64%
Termination Income	7,294	3,758	3,536	94.09%	577	(20)	—	2,591	2,571	10,535	10,442	16,864	(6,422)	(38.08)%

Total Rental Revenue	1,585,115	1,566,357	18,758	1.20%	90,592	19,863	126,031	76,383	2,537	20,763	1,804,275	1,683,366	120,909	7.18%

Real Estate Operating Expenses	565,211	543,639	21,572	3.97%	40,241	12,313	51,891	31,561	20	2,711	657,363	590,224	67,139	11.38%

Net Operating Income, excluding hotel	1,019,904	1,022,718	(2,814)	(0.28)%	50,351	7,550	74,140	44,822	2,517	18,052	1,146,912	1,093,142	53,770	4.92%

Hotel Net Operating Income(1)	9,795	8,401	1,394	16.59%	—	—	—	—	—	—	9,795	8,401	1,394	16.59%

Consolidated Net Operating Income(1)	1,029,699	1,031,119	(1,420)	(0.14)%	50,351	7,550	74,140	44,822	2,517	18,052	1,156,707	1,101,543	55,164	5.01%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	34,077	33,425	652	1.95%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	82,382	79,610	2,772	3.48%
Transaction costs	—	—	—	—	—	—	—	—	—	—	3,653	1,987	1,666	83.84%
Depreciation and amortization	370,430	365,827	4,603	1.26%	43,729	13,516	36,973	38,592	1,936	18,677	453,068	436,612	16,456	3.77%

Total Other Expenses	370,430	365,827	4,603	1.26%	43,729	13,516	36,973	38,592	1,936	18,677	539,103	518,209	20,894	4.03%

Operating Income	659,269	665,292	(6,023)	(0.91)%	6,622	(5,966)	37,167	6,230	581	(625)	651,681	616,759	34,922	5.66%
Other Income:
Income from unconsolidated joint ventures											49,078	85,896	(36,818)	(42.86)%
Interest and other income											10,091	5,358	4,733	88.34%
Gains (losses) from investments in securities											1,389	(443)	1,832	413.54%
Other Expenses:
Losses from early extinguishments of debt											4,453	1,494	2,959	198.06%
Interest expense											413,564	394,131	19,433	4.93%

Income from continuing operations											294,222	311,945	(17,723)	(5.68)%
Discontinued operations:
Income from discontinued operations											1,040	1,881	(841)	(44.71)%
Gain on sale of real estate from discontinued operations											36,877	—	36,877	100.00%

Net income											332,139	313,826	18,313	5.84%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships											(3,792)	(1,558)	(2,234)	(143.39)%
Noncontrolling interest—redeemable preferred units of the Operating Partnership											(3,497)	(3,339)	(158)	(4.73)%
Noncontrolling interest—common units of the Operating Partnership											(31,046)	(36,035)	4,989	13.84%
Noncontrolling interest in discontinued operations—common units of the Operating Partnership											(4,154)	(215)	(3,939)	1,832.09%

Net Income attributable to Boston Properties, Inc.											$289,650	$272,679	$16,971	6.22%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 57. Hotel Net Operating Income for the years ended December 31, 2012 and 2011 are comprised of Hotel Revenue of $37,915 and $34,529 less Hotel Expenses of $28,120 and $26,128, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $15.2 million for the year ended December 31, 2012 compared to 2011. The increase was primarily the result of an increase of approximately $10.0 million in rental revenue from our leases, increases in parking and other income of approximately $3.3 million and $2.1 million, respectively, partially offset by a decrease in other recoveries of approximately $0.2 million. The increase in rental revenue from our leases of approximately $10.0 million was the result of our average revenue increasing by approximately $0.42 per square foot, contributing approximately $12.0 million, offset by an approximately $2.0 million decrease due to a decline in average occupancy from 92.4% to 92.1%.

During 2013, we expect recent leasing gains primarily in Cambridge Center, Embarcadero Center and 399 Park Avenue to result in an increase of Same Property Portfolio net operating income of approximately 1.5% to 2.5% compared to 2012 and we are projecting a modest improvement in our occupancy averaging between 92% and 93%.

Termination Income

Termination income increased by approximately $3.5 million for the year ended December 31, 2012 compared to 2011.

Termination income for the year ended December 31, 2012 related to twenty-four tenants across the Same Property Portfolio and totaled approximately $7.3 million of which approximately $3.6 million was from the settlement of a bankruptcy claim against a former tenant that rejected our lease in 2009 and approximately $0.9 million was a negotiated termination from one of our Reston, Virginia properties in order to accommodate growth of an existing tenant.

Termination income for the year ended December 31, 2011 related to fifteen tenants across the Same Property Portfolio and totaled approximately $3.8 million, which included approximately $1.8 million of termination income related to a default by a 30,000 square foot law firm tenant in one of our New York City properties.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $21.6 million for the year ended December 31, 2012 compared to 2011. This increase was primarily due to (1) an increase of approximately $13.8 million, or 5.8% in real estate taxes, which was primarily in our Boston, New York and Washington, DC regions, (2) an approximately $3.2 million cumulative non-cash straight-line adjustment for ground rent expense (refer to Note 2 to the Consolidated Financial Statements) and (3) an approximately $4.6 million, or 1.5%, increase in other property operating expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $4.6 million, or 1.3%, for the year ended December 31, 2012 compared to 2011.

Properties Acquired Portfolio

On February 1, 2011, we completed the acquisition of Bay Colony Corporate Center in Waltham, Massachusetts for an aggregate purchase price of approximately $185.0 million. Bay Colony Corporate Center is an approximately 985,000 net rentable square foot, four-building Class A office park situated on a 58-acre site in Waltham, Massachusetts.

On November 22, 2011, we acquired 2440 West El Camino Real located in Mountain View, California for a net purchase price of approximately $71.1 million. 2440 West El Camino Real is an approximately 140,000 net rentable square foot Class A office property.

On March 1, 2012, we acquired 453 Ravendale Drive located in Mountain View, California for a purchase price of approximately $6.7 million in cash. 453 Ravendale Drive is an approximately 30,000 net rentable square foot Office/Technical property.

On March 13, 2012, we acquired 100 Federal Street in Boston, Massachusetts for an aggregate investment of approximately $615.0 million in cash. In connection with the transaction, we entered into a long-term lease with an affiliate of Bank of America for approximately 732,000 square feet. 100 Federal Street is an approximately 1,265,000 net rentable square foot, 37-story Class A office tower.

On October 4, 2012, we completed the formation of a joint venture which owns and operates Fountain Square located in Reston, Virginia, adjacent to our other Reston properties. Fountain Square is an office and retail complex aggregating approximately 758,000 net rentable square feet, comprised of approximately 521,000 net rentable square feet of Class A office space and approximately 237,000 net rentable square feet of retail space. We own 50% of, and are consolidating, the joint venture. See Note 3 of the Consolidated Financial Statements.

Rental Revenue

Rental revenue from our Properties Acquired Portfolio increased approximately $70.7 million for the year ended December 31, 2012 compared to 2011, as detailed below:

Property	Date Acquired	Rental Revenue for the year ended December 31,
		2012	2011	Change
		(in thousands)
Bay Colony Corporate Center	February 1, 2011	$20,778	$19,047	$1,731
2440 West El Camino Real	November 22, 2011	8,122	816	7,306
453 Ravendale Drive	March 1, 2012	494	—	494
100 Federal Street	March 13, 2012	52,529	—	52,529
Fountain Square	October 4, 2012	8,669	—	8,669

Total		$90,592	$19,863	$70,729

Real Estate Operating Expenses

Real estate operating expenses from our Properties Acquired Portfolio increased approximately $27.9 million for the year ended December 31, 2012 compared to 2011, as detailed below:

Property	Date Acquired	Real Estate Operating Expenses for the year ended December 31,
		2012	2011	Change
		(in thousands)
Bay Colony Corporate Center	February 1, 2011	$12,410	$12,008	$402
2440 West El Camino Real	November 22, 2011	2,453	305	2,148
453 Ravendale Drive	March 1, 2012	149	—	149
100 Federal Street	March 13, 2012	22,141	—	22,141
Fountain Square	October 4, 2012	3,088	—	3,088

Total		$40,241	$12,313	$27,928

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Acquired Portfolio increased by approximately $30.2 million for the year ended December 31, 2012 compared to 2011 as a result of the acquisition of properties after December 31, 2011, as well as the additional depreciation expense incurred for the year ended December 31, 2012 associated with Bay Colony Corporate Center and 2440 West El Camino Real, which were acquired on February 1, 2011 and November 22, 2011, respectively, and, as a result, were not recognizing depreciation expense for the full year ended December 31, 2011.

Properties Placed In-Service Portfolio

At December 31, 2012, we had six properties totaling approximately 2.3 million square feet that were placed in-service or partially placed in-service between January 1, 2011 and December 31, 2012.

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $49.6 million for the year ended December 31, 2012 compared to 2011, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Rental Revenue for the year ended December 31,
			2012	2011	Change
			(in thousands)
2200 Pennsylvania Avenue	First Quarter, 2011	Third Quarter, 2011	$31,052	$17,656	$13,396
Residences on The Avenue	Second Quarter, 2011	Third Quarter, 2011	16,632	5,632	11,000
The Lofts at Atlantic Wharf	Third Quarter, 2011	Third Quarter, 2011	3,936	985	2,951
Atlantic Wharf—Office	First Quarter, 2011	Fourth Quarter, 2011	49,235	36,775	12,460
510 Madison Avenue	Second Quarter, 2011	Second Quarter, 2012	19,577	7,270	12,307
One Patriots Park (formerly known as 12310 Sunrise Valley Drive)	Second Quarter, 2012	Second Quarter, 2012	5,599	8,065	(2,466)

Total			$126,031	$76,383	$49,648

Termination Income

Included in rental revenue above is approximately $2.6 million of termination income for the year ended December 31, 2011 related to lease amendments we signed on July 1, 2011 with the existing tenant at our three-building complex on Sunrise Valley Drive in Reston, Virginia. Under the agreements, the existing tenant terminated early its leases for approximately 523,000 square feet at the complex and was responsible for certain payments to us aggregating approximately $15.7 million. During the year ended December 31, 2011, we recognized approximately $13.1 million of termination income related to these agreements, of which approximately $10.5 million is included within the Development or Redevelopment Portfolio. One of the three buildings, One Patriots Park (formerly known as 12310 Sunrise Valley Drive) has been redeveloped and placed back in-service and is now occupied by a new tenant.

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $20.3 million for the year ended December 31, 2012 compared to 2011, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Real Estate Operating Expenses for the year ended December 31,
			2012	2011	Change
			(in thousands)
2200 Pennsylvania Avenue	First Quarter, 2011	Third Quarter, 2011	$18,307	$11,326	$6,981
Residences on The Avenue	Second Quarter, 2011	Third Quarter, 2011	9,317	4,958	4,359
The Lofts at Atlantic Wharf	Third Quarter, 2011	Third Quarter, 2011	1,675	521	1,154
Atlantic Wharf—Office	First Quarter, 2011	Fourth Quarter, 2011	15,005	10,804	4,201
510 Madison Avenue	Second Quarter, 2011	Second Quarter, 2012	6,223	2,995	3,228
One Patriots Park (formerly known as 12310 Sunrise Valley Drive)	Second Quarter, 2012	Second Quarter, 2012	1,364	957	407

Total			$51,891	$31,561	$20,330

Real estate operating expenses for 2200 Pennsylvania Avenue and the Residences on The Avenue include ground rent expense, which includes the non-cash straight-lining of the ground rent expense of approximately $11.1 million and $5.1 million, respectively, for the year ended December 31, 2012 and $6.7 million and $2.8 million, respectively, for the year ended December 31, 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Placed In-Service Portfolio decreased by approximately $1.6 million for the year ended December 31, 2012 compared to 2011. Approximately $17.6 million of the decrease in depreciation expense for One Patriots Park was the result of the acceleration of depreciation expense during the year ended December 31, 2011 in conjunction with the building being taken out of service for redevelopment. This decrease was partially offset by an increase of approximately $16.0 million in depreciation expense at the other buildings that were placed in-service.

Properties in Development or Redevelopment Portfolio

At December 31, 2012 and 2011, the Properties in Development or Redevelopment Portfolio consisted primarily of our 250 West 55th Street development project located in New York City and our Two Patriots Park (formerly known as 12300 Sunrise Valley Drive) property located in Reston, Virginia.

On February 6, 2009, we announced that we were suspending construction on our 989,000 square foot office project at 250 West 55th Street in New York City. During December 2009, we completed the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and as a result ceased interest capitalization on the project. During the year ended December 31, 2011, we recognized approximately $0.8 million of additional costs associated with the suspension and ongoing maintenance of the development project. On May 24, 2011, we signed a lease with the law firm of Morrison & Foerster LLP for approximately 184,000 square feet at 250 West 55th Street and resumed construction of the project. As a result of our decision to resume development, in May 2011 we began interest capitalization and are no longer expensing costs associated with this project.

On July 1, 2011, we entered into lease amendments with the existing tenant at our three-building complex on Sunrise Valley Drive in Reston, Virginia, which will be redeveloped as the headquarters for the Defense Intelligence Agency. Under the agreements, the existing tenant terminated early its leases for approximately 523,000 square feet at the complex and was responsible for certain payments to us aggregating approximately $15.7 million. We recognized approximately $13.1 million of such termination income during 2011 of which approximately $2.6 million is included within the Placed In-Service Portfolio. We recognized the remaining approximately $2.6 million during the year ended December 31, 2012. On January 3, 2012, we commenced the redevelopment of our Two Patriots Park property at the complex, which is expected to be completed during the second quarter of 2013. During the year ended December 31, 2011, this building had revenue, excluding the $10.5 million of termination income, of approximately $10.2 million and operating expenses of approximately $1.7 million. During the year ended December 31, 2012, excluding termination income, this building had de minimis revenue and operating expenses. In addition, the decrease in depreciation of approximately $16.7 million is the result of the acceleration of depreciation expense during the year ended December 31, 2011 in conjunction with the redevelopment of this building.

Other Operating Income and Expense Items

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $1.4 million for the year ended December 31, 2012 compared to 2011 due primarily to improvements in revenue per available room (“REVPAR”) and occupancy. We expect our hotel net operating income for fiscal 2013 to be between $10 million and $11 million.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the year ended December 31, 2012 and 2011.

	2012	2011	Percentage Change
Occupancy	78.8%	78.2%	0.8%
Average daily rate	$226.58	$210.45	7.7%
REVPAR	$178.66	$164.15	8.8%

Development and Management Services

Development and management services income increased approximately $0.7 million for the year ended December 31, 2012 compared to 2011. The increase was primarily due to an increase in development fee income of approximately $2.5 million partially offset by a decrease in management fee income of approximately $1.8 million. The increase in development fees is primarily due to an increase in fees associated with tenant improvement project management. The decrease in management fees is due to a decrease in leasing fees and management fees earned from our joint venture and third-party managed properties, as a result of decreases in leasing activity and third-party properties that we managed. We expect fee income for fiscal 2013 to be between $26 million and $30 million.

General and Administrative

General and administrative expenses increased approximately $2.8 million for the year ended December 31, 2012 compared to 2011. We recognized approximately $4.5 million of expense during the first quarter of 2012 in connection with the resignation or E. Mitchell Norville, our Chief Operating Officer, on February 29, 2012. This increase was partially offset by the acceleration of the remaining unrecognized compensation expense totaling approximately $4.3 million associated with the termination of the 2008 OPP Awards during the first quarter of 2011, which did not recur in 2012. The remaining increase was primarily due to (1) an approximately $3.0 million increase related to the issuance of the 2012 OPP Awards and non-qualified stock options and (2) an approximately $1.5 million increase in the value of our deferred compensation plan, partially offset by an approximately $1.9 million decrease in other general and administrative expenses, which includes a decrease in compensation expense. Refer to Note 17 of the Consolidated Financial Statements for additional information regarding Mr. Norville’s resignation and the issuance of the 2012 OPP Awards and non-qualified stock options.

Wages directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the year ended December 31, 2012 and 2011 were approximately $12.7 million and $11.0 million, respectively. These costs are not included in the general and administrative expenses discussed above.

Transaction Costs

During the year ended December 31, 2012 we incurred approximately $3.7 million of transaction costs of which approximately $0.6 million related to the acquisition of 680 Folsom Street in San Francisco, California, approximately $0.5 million related to the acquisition of Fountain Square in Reston, Virginia, approximately $0.3 million related to the forming of a joint venture to pursue the acquisition of land in San Francisco, California to construct the Transbay Tower, approximately $0.6 million related to the acquisition of 100 Federal Street in Boston, Massachusetts and approximately $1.7 million related to the pursuit of other transactions. During the year ended December 31, 2011, we incurred approximately $2.0 million of transaction pursuit costs.

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the year ended December 31, 2012 compared to 2011, income from unconsolidated joint ventures decreased by approximately $36.8 million. This decrease was primarily due to the sale of Two Grand Central Tower during the year ended December 31, 2011, in which we recognized a gain of approximately $46.2 million, partially offset by an increase of approximately $2.0 million in our share of the net income from 767 Fifth Avenue (The GM Building) and an increase of approximately $7.4 million in our share of net income from our other unconsolidated joint ventures. The increase at 767 Fifth Avenue (The GM Building) was primarily due to a lease termination agreement with an existing tenant and lower amortization expense of approximately $6.7 million due to expiring leases. Under that agreement, the tenant terminated early its lease for approximately 36,000 square feet at the building and is responsible for certain payments aggregating approximately $28.4 million through May 1, 2014 (of which our share is approximately $17.0 million). As a result of the termination, we recognized termination income totaling approximately $11.8 million (which is net of the write-off of the accrued straight-line rent balance) during the year ended December 31, 2012. This increase was partially offset by a decrease in “above-” and “below-market” lease income of approximately $13.8 million and accrued straight—line rent of approximately $2.7 million at 767 Fifth Avenue (The GM Building). Refer to Note 5 of the Consolidated Financial Statements for additional details regarding the operating results of our unconsolidated joint ventures.

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

For fiscal 2013 we expect a decrease in income from unconsolidated joint ventures of $18 million to $23 million (our share) compared to fiscal 2012 due to $15 million to $17 million of termination income and rental income from a retail tenant at 767 Fifth Avenue (The GM Building) in New York City where we project no income during 2013 and a $5 million to $7 million (our share) decline in revenues from 540 Madison Avenue due to lease expirations. These decreases will be partially offset by the completion of 500 North Capitol Street in Washington, DC, which should contribute approximately $2 million (our share).

Interest and Other Income

Interest and other income increased approximately $4.7 million for the year ended December 31, 2012 compared to 2011. Interest income for the year ended December 31, 2012 compared to 2011 increased approximately $1.3 million due primarily to the approximately $0.9 million of interest income that we recognized related to the loans that we made to our Value-Added Fund and an increase in the average cash balance that was partially offset by overall lower interest rates. The loans to the Value-Added Fund have been reflected in Related Party Note Receivable on our Consolidated Financial Statements. The average daily cash balances for the year ended December 31, 2012 and December 31, 2011 were approximately $1.2 billion and $1.1 billion, respectively.

Other income for the year ended December 31, 2012 compared to 2011 increased by approximately $3.4 million of which (1) approximately $2.9 million related to the sale of historic tax credits at our Lofts at Atlantic Wharf, (2) approximately $1.1 million was related to an insurance claim that we received during 2012 and (3) approximately $0.2 million related to a sales deposit we retained due to a prospective buyer of 164 Lexington Road canceling the contract, partially offset by the approximately $0.8 million recognized during 2011 related to 280 Park Avenue (as detailed below). On October 20, 2010, we closed a transaction with a financial institution (the “HTC Investor”) related to the historic rehabilitation of the residential component of our Atlantic Wharf development in Boston, Massachusetts (the “residential project”). The HTC Investor has contributed an aggregate of approximately $15 million to the project. As part of its contribution, the HTC Investor will receive substantially all of the benefits derived from the tax credits. Beginning in July 2012 to July 2016, we recognized and will recognize the cash received as revenue over the five-year tax credit recapture period as defined in the Internal Revenue Code. During the year ended December 31, 2012, we recognized approximately $2.9 million of the $15 million that the HTC Investor had contributed to us.

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

Gains (Losses) from Investments in Securities

Gains (losses) from investments in securities for the year ended December 31, 2012 and 2011 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for our officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to our officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the year ended December 31, 2012 and 2011, we recognized gains (losses) of approximately $1.4 million and $(0.4) million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $1.3 million and $(0.3) million during the year ended December 31, 2012 and 2011, respectively, as a result of increases (decreases) in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

Losses from Early Extinguishments of Debt

Losses from early extinguishments of debt increased by approximately $3.0 million for the year ended December 31, 2012 compared to 2011. This increase is related to the following transactions that occurred during the years ended December 31, 2012 and 2011.

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

On November 16, 2011, we terminated the construction loan facility collateralized by our Atlantic Wharf property, located in Boston, Massachusetts, totaling $192.5 million. The construction loan facility bore interest at a variable rate equal to LIBOR plus 3.00% per annum and was scheduled to mature on April 21, 2012 with two, one-year extension options, subject to certain conditions. We did not draw any amounts under the facility. We recognized a loss from early extinguishment of debt totaling approximately $0.4 million consisting of the write-off of unamortized deferred financing costs.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $19.4 million for the year ended December 31, 2012 compared to 2011 as detailed below:

Component	Change in interest expense for the year ended December 31, 2012 compared to December 31, 2011
(in thousands)
Increases to interest expense due to:
Issuance by our Operating Partnership of $850 million in aggregate principal of 3.700% senior notes due 2018 on November 10, 2011	$27,213
New mortgages/properties placed in-service/acquisition financings	23,490
Issuance by our Operating Partnership of $1.0 billion in aggregate principal of 3.850% senior notes due 2023 on June 11, 2012	21,501
Decrease in capitalized interest due to properties being placed in-service	3,890
Other interest expense (excluding senior notes) partially offset by principal amortization of continuing debt	849

Total increases to interest expense	$76,943

Decreases to interest expense due to:
Repayment of mortgage financings	$(22,468)
Repurchases/redemption of $576.2 million in aggregate principal of 2.875% exchangeable senior notes due 2037	(17,912)
Interest expense associated with the adjustment for the equity component allocation of our unsecured exchangeable debt	(9,734)
Redemption of $225.0 million in aggregate principal of 6.25% unsecured senior notes due 2013	(6,136)
Interest on our Operating Partnership’s Unsecured Line of Credit	(1,260)

Total decreases to interest expense	$(57,510)

Total change in interest expense	$19,433

The following properties are included in the new mortgages/properties placed in-service/acquisition financings line item: 601 Lexington Avenue and Fountain Square. The following properties are included in the repayment of mortgage financings line item: 601 Lexington Avenue, Reservoir Place, Atlantic Wharf, 510 Madison Avenue, Bay Colony Corporate Center, One Freedom Square and Sumner Square. Included within the interest on our Operating Partnership’s Unsecured Line of Credit line item is the interest expense associated with our borrowing that had been secured by 601 Lexington Avenue. As properties are placed in-service, we cease capitalizing interest and interest is then expensed.

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Interest capitalized for the year ended December 31, 2012 and 2011 was approximately $44.3 million and $48.2 million, respectively. These costs are not included in the interest expense referenced above.

We anticipate net interest expense for 2013 will be $385 million to $392 million. This estimate assumes $58 million to $65 million of capitalized interest. We project that debts maturing in 2013 will be refinanced for their maturing principal amount at current long-term interest rates. This estimate assumes that we will not incur any additional indebtedness, make additional prepayments or repurchase of existing indebtedness, and that there will not be any fluctuations in interest rates or any changes in our development activity.

At December 31, 2012, our variable rate debt consisted of our Operating Partnership’s $750.0 million Unsecured Line of Credit, of which no amount was outstanding at December 31, 2012. For a summary of our consolidated debt as of December 31, 2012 and December 31, 2011 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships increased by approximately $2.2 million for the year ended December 31, 2012 compared to 2011. Noncontrolling interests in property partnerships consisted of the outside owner’s equity interest in the income from our 505 9th Street and Fountain Square properties as of December 31, 2012 and only 505 9th Street as of December 31, 2011.

On October 4, 2012, we completed the formation of a joint venture which owns and operates Fountain Square located in Reston, Virginia, adjacent to our other Reston properties. Fountain Square is an office and retail complex aggregating approximately 758,000 net rentable square feet, comprised of approximately 521,000 net rentable square feet of Class A office space and approximately 237,000 net rentable square feet of retail space. The joint venture partner contributed the property valued at approximately $385.0 million and related mortgage indebtedness totaling approximately $211.3 million for a 50% interest in the joint venture. We contributed cash totaling approximately $87.0 million for our 50% interest, which cash was distributed to the joint venture partner. We are consolidating this joint venture. The mortgage loan bears interest at a fixed rate of 5.71% per annum and matures on October 11, 2016. Pursuant to the joint venture agreement (i) we have rights to acquire the partner’s 50% interest and (ii) the partner has the right to cause us to acquire the partner’s interest on January 4, 2016, in each case at a fixed price totaling approximately $102.0 million in cash. The fixed price option rights expire on January 31, 2016.

Noncontrolling Interest—Common Units of the Operating Partnership

Noncontrolling interest—common units of the Operating Partnership decreased by approximately $5.0 million for the year ended December 31, 2012 compared to 2011 due to a decrease in allocable income and a decrease in the noncontrolling interest’s ownership percentage.

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 125 properties totaling approximately 30.0 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2010 and owned and in service through December 31, 2011. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2010 or disposed of on or prior to December 31, 2011. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the year ended December 31, 2011 and 2010 with respect to the properties which were placed in-service, acquired or in development or redevelopment.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Total Property Portfolio
(dollars in thousands)	2011	2010	Increase/ (Decrease)	% Change	2011	2010	2011	2010	2011	2010	2011	2010	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,446,184	$1,438,198	$7,986	0.56%	$128,885	$857	$85,893	$10,046	$5,540	$11,029	$1,666,502	$1,460,130	$206,372	14.13%
Termination Income	14,293	9,165	5,128	55.95%	(20)	—	—	—	2,591	—	16,864	9,165	7,699	84.00%

Total Rental Revenue	1,460,477	1,447,363	13,114	0.91%	128,865	857	85,893	10,046	8,131	11,029	1,683,366	1,469,295	214,071	14.57%

Real Estate Operating Expenses	497,060	492,288	4,772	0.97%	57,857	358	33,358	1,145	1,949	4,363	590,224	498,154	92,070	18.48%

Net Operating Income, excluding hotel	963,417	955,075	8,342	0.87%	71,008	499	52,535	8,901	6,182	6,666	1,093,142	971,141	122,001	12.56%

Hotel Net Operating Income (1)	8,401	7,647	754	9.86%	—	—	—	—	—	—	8,401	7,647	754	9.86%

Consolidated Net Operating Income(1)	971,818	962,722	9,096	0.94%	71,008	499	52,535	8,901	6,182	6,666	1,101,543	978,788	122,755	12.54%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	33,425	41,215	(7,790)	(18.90)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	79,610	79,396	214	0.27%
Transaction costs	—	—	—	—	—	—	—	—	—	—	1,987	2,876	(889)	(30.91)%
Suspension of development	—	—	—	—	—	—	—	—	—	—	—	(7,200)	7,200	100.00%
Depreciation and amortization	332,371	323,684	8,687	2.68%	62,182	394	22,900	2,038	19,159	9,743	436,612	335,859	100,753	30.00%

Total Other Expenses	332,371	323,684	8,687	2.68%	62,182	394	22,900	2,038	19,159	9,743	518,209	410,931	107,278	26.11%

Operating Income	639,447	639,038	409	0.06%	8,826	105	29,635	6,863	(12,977)	(3,077)	616,759	609,072	7,687	1.26%
Other Income:
Income from unconsolidated joint ventures											85,896	36,774	49,122	133.58%
Interest and other income											5,358	7,332	(1,974)	(26.92)%
Gains (losses) from investments in securities											(443)	935	(1,378)	(147.38)%
Other Expenses:
Interest expense											394,131	378,079	16,052	4.25%
Losses from early extinguishments of debt											1,494	89,883	(88,389)	(98.34)%

Income from continuing operations											311,945	186,151	125,794	67.58%
Gains on sales of real estate											—	2,734	(2,734)	(100.00)%

Income before discontinued operations											311,945	188,885	123,060	65.15%
Discontinued operations:
Income from discontinued operations											1,881	1,442	439	30.44%

Net income											313,826	190,327	123,499	64.89%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships											(1,558)	(3,464)	1,906	55.02%
Noncontrolling interest—redeemable preferred units of the Operating Partnership											(3,339)	(3,343)	4	0.12%
Noncontrolling interest—common units of the Operating Partnership											(36,035)	(23,915)	(12,120)	(50.68)%
Noncontrolling interest in gains on sales of real estate—common units of the Operating Partnership											—	(349)	349	(100.00)%
Noncontrolling interest in discontinued operations—common units of the Operating Partnership											(215)	(184)	(31)	(16.85)%

Net Income attributable to Boston Properties, Inc.											$272,679	$159,072	$113,607	71.42%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 57. Hotel Net Operating Income for the years ended December 31, 2011 and 2010 are comprised of Hotel Revenue of $34,529 and $32,800 less Hotel Expenses of $26,128 and $25,153, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $8.0 million for the year ended December 31, 2011 compared to 2010. The increase was primarily the result of an increase of approximately $0.7 million in rental revenue from our leases, coupled with increases in parking and other revenue and other recoveries of approximately $3.6 million and $3.7 million, respectively. The increase in rental revenue from our leases of approximately $0.7 million is the result of our average revenue increasing by approximately $0.43 per square foot, contributing approximately $11.7 million, offset by an approximately $11.0 million decrease due to a decline in occupancy from 92.7% to 91.8%.

Termination Income

Termination income increased by approximately $5.1 million for the year ended December 31, 2011 compared to 2010.

Termination income for the year ended December 31, 2011 related to sixteen tenants across the Same Property Portfolio and totaled approximately $14.3 million, which included approximately $1.8 million of termination income related to a default by a 30,000 square foot law firm tenant in one of our New York City properties and approximately $10.5 million related to us entering into lease amendments we signed on July 1, 2011 with the existing tenant at our three-building complex in Reston, Virginia, which will be redeveloped as the headquarters for the Defense Intelligence Agency. Under the agreements, the existing tenant will terminate early its leases for approximately 523,000 square feet at the complex and be responsible for certain payments to us aggregating approximately $15.7 million. One of the buildings had already been taken out of service and therefore the operating results of that property, including any termination income received, is shown under the Properties in Development or Redevelopment Portfolio. We recognized the remaining approximately $2.6 million in the first quarter of 2012. Once Two Patriots Park (formerly known as 12300 Sunrise Valley Drive) is placed in redevelopment, it will no longer be considered part of the Same Property Portfolio and any operating results will be shown under the Properties in Development or Redevelopment Portfolio.

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

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $4.8 million, or 1%, for the year ended December 31, 2011 compared to 2010 due to a net increase in general property operating expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $8.7 million for the year ended December 31, 2011 compared to 2010. The increase was primarily the result of the acceleration of depreciation expense during the year ended December 31, 2011 totaling approximately $13.7 million in anticipation of the planned redevelopment of our Two Patriots Park (formerly known as 12300 Sunrise Valley Drive) property located in Reston, Virginia, partially offset by a decrease in depreciation of approximately $3.7 million at a building outside San Francisco, California that had a significant lease expiration and therefore no longer has depreciation and amortization related to that tenant and a decrease in depreciation of approximately $1.8 million resulting from the acceleration of depreciation expense in 2010 related to our decision in 2010 to reclassify three in-service properties to land held for future development that did not recur in 2011. These three properties totaled approximately 131,000 square feet, are currently planned for redevelopment and are no longer held available for lease.

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

On November 22, 2011, we acquired 2440 West El Camino Real located in Mountain View, California for a net purchase price of approximately $71.1 million. 2440 West El Camino Real is an approximately 140,000 net rentable square foot Class A office property.

Rental Revenue

Rental revenue from our Properties Acquired Portfolio increased approximately $128.0 million for the year ended December 31, 2011 compared to 2010, as detailed below:

Property	Date Acquired	Rental Revenue for the year ended December 31,
		2011	2010	Change
		(in thousands)
John Hancock Tower and Garage	December 29, 2010	$109,002	$857	$108,145
Bay Colony Corporate Center	February 1, 2011	19,047	—	19,047
2440 West El Camino Real	November 22, 2011	816	—	816

Total		$128,865	$857	$128,008

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

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $76.0 million, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Rental Revenue for the year ended December 31,
			2011	2010	Change
			(in thousands)
Weston Corporate Center	Second Quarter, 2010	Second Quarter, 2010	$17,575	$10,046	$7,529
510 Madison Avenue	Second Quarter, 2011	N/A	7,270	—	7,270
2200 Pennsylvania Avenue	First Quarter, 2011	Third Quarter, 2011	17,656	—	17,656
Residences on The Avenue—Residential	Second Quarter, 2011	Third Quarter, 2011	5,632	—	5,632
The Lofts at Atlantic Wharf—Residential	Third Quarter, 2011	Third Quarter, 2011	985	—	985
Atlantic Wharf—Office	First Quarter, 2011	Fourth Quarter, 2011	36,775	—	36,775

Total			$85,893	$10,046	$75,847

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $32.2 million, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Real Estate Operating Expenses for the year ended December 31,
			2011	2010	Change
			(in thousands)
Weston Corporate Center	Second Quarter, 2010	Second Quarter, 2010	$2,754	$1,145	$1,609
510 Madison Avenue	Second Quarter, 2011	N/A	2,995	—	2,995
2200 Pennsylvania Avenue	First Quarter, 2011	Third Quarter, 2011	11,326	—	11,326
Residences on The Avenue—Residential	Second Quarter, 2011	Third Quarter, 2011	4,958	—	4,958
The Lofts at Atlantic Wharf—Residential	Third Quarter, 2011	Third Quarter, 2011	521	—	521
Atlantic Wharf—Office	First Quarter, 2011	Fourth Quarter, 2011	10,804	—	10,804

Total			$33,358	$1,145	$32,213

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

Properties in Development or Redevelopment Portfolio

At December 31, 2011 and 2010, the Properties in Development or Redevelopment Portfolio consisted primarily of our One Patriots Park (formerly known as 12310 Sunrise Valley Drive) property located in Reston, Virginia and our 250 West 55th Street development project located in New York City.

On February 6, 2009, we announced that we were suspending construction on our 989,000 square foot office project at 250 West 55th Street in New York City. During December 2009, we completed the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and as a result ceased interest capitalization on the project. During the year ended December 31, 2011 and 2010, we recognized approximately $0.8 million and $2.3 million, respectively, of additional costs associated with the suspension and ongoing maintenance of the development project. On May 24, 2011, we signed a lease with the law firm of Morrison & Foerster LLP for approximately 184,000 square feet at 250 West 55th Street and resumed construction of the project. As a result of our decision to resume development, in May 2011 we began interest capitalization and are no longer expensing costs associated with this project.

On July 1, 2011, we entered into lease amendments with the existing tenant at our three-building complex in Reston, Virginia, which will be redeveloped as the headquarters for the Defense Intelligence Agency. Under the agreements, the tenant will terminate early its leases for approximately 523,000 square feet at the complex and be responsible for certain payments to us aggregating approximately $15.7 million, of which we recognized approximately $2.6 million related to our One Patriots Park (formerly known as 12310 Sunrise Valley Drive) property, which is the building that had been taken out of service. Although this building had been taken out of service, the remainder of the termination income that we received from the building that is still in-service is reflected under the Same Store Portfolio. On July 5, 2011, we commenced the redevelopment of the One Patriots Park property at the complex, which was completed during the second quarter of 2012. During the year ended December 31, 2011 and 2010, this building had revenue, excluding termination income, of approximately $5.5 million and $11.0 million, respectively, and operating expenses for the year ended December 31, 2011 and 2010 of approximately $1.0 million and $2.0 million, respectively. In addition, the increase in depreciation is the result of the acceleration of depreciation expense during the year ended December 31, 2011 totaling approximately $9.4 million in anticipation of the redevelopment of this building.

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

Development and Management Services

Development and management services income decreased approximately $7.8 million for the year ended December 31, 2011 compared to 2010. The decrease was primarily due to a decrease in management fee income of approximately $12.1 million partially offset by an approximately $4.3 million increase in development income. On May 5, 2010, we satisfied the requirements of our master lease agreement related to the 2006 sale of 280 Park Avenue in New York City. Following the satisfaction of the master lease agreement, the buyer terminated the property management and leasing agreement entered into at the time of the sale, resulting in the recognition of non-cash deferred management fees totaling approximately $12.2 million during the year ended December 31, 2010. The increase in development fees is due to an increase in development fees related to 75 Ames Street in Cambridge, Massachusetts and George Washington University Science and Engineering Hall in Washington, DC, offset by a decrease in development fees as a result of our completion of the 20 F Street third-party development project.

General and Administrative Expense

General and administrative expenses increased approximately $0.2 million for the year ended December 31, 2011 compared to 2010 primarily due to an increase in other general and administrative expenses and professional fees of approximately $1.7 million and $0.7 million, respectively. These increases were partially offset by a decrease in compensation expense of approximately $2.2 million. The decrease in compensation expense is primarily due to the accelerated expense during the first quarter of 2010 of the remaining stock-based compensation granted between 2006 and 2009 to Edward H. Linde, our late Chief Executive Officer, as a result of his passing on January 10, 2010 totaling approximately $5.8 million and an approximately $1.0 million decrease in the value of our deferred compensation plan, offset by the acceleration of the remaining unrecognized compensation expense totaling approximately $4.3 million associated with the termination of the 2008 OPP Awards during the first quarter of 2011.

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

Transaction Costs

During the year ended December 31, 2011, we incurred approximately $2.0 million of transaction pursuit costs. During the year ended December 31, 2010, we incurred approximately $1.5 million and $0.9 million of acquisition costs associated with our acquisitions of 510 Madison Avenue in New York City and the John Hancock Tower and Garage in Boston, respectively. In addition for the year ended December 31, 2010, we incurred approximately $0.2 million of acquisition costs associated with our acquisition of Bay Colony Corporate Center in Waltham, Massachusetts and approximately $0.3 million of other transaction pursuit costs.

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

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the year ended December 31, 2011 compared to 2010, income from unconsolidated joint ventures increased by approximately $49.1 million. This increase was primarily due to the following (1) our share of Two Grand Central Tower’s net income increased by approximately $40.2 million, which was primarily due to the sale of the property, (2) our share of 767 Fifth Avenue’s (The GM Building) net income increased by approximately $6.0 million, which was primarily due to a decrease in deprecation expense related to tenant expirations and (3) our share of the Value-Added Fund’s net income increased by approximately $0.9 million due to a decrease in interest expense as a result of the conveyance of fee simple title to its One and Two Circle Star Way properties on October 21, 2010.

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

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $16.1 million for the year ended December 31, 2011 compared to 2010 as detailed below:

Component	Change in interest expense for the year ended December 31, 2011 compared to December 31, 2010
(in thousands)
Increases to interest expense due to:
Issuance by our Operating Partnership of $700 million in aggregate principal of 5.625% senior notes due 2020 on April 19, 2010	$11,697
Issuance by our Operating Partnership of $850 million in aggregate principal of 4.125% senior notes due 2021 on November 18, 2010	31,210
Issuance by our Operating Partnership of $850 million in aggregate principal of 3.700% senior notes due 2018 on November 10, 2011	4,491
New mortgage/properties placed in-service/acquisition financings	54,199
Interest on our Operating Partnership’s Unsecured Line of Credit	1,844
Interest associated with the increased interest rate related to Montvale Center being in default	1,055

Total increases to interest expense	$104,496

Decreases to interest expense due to:
Repurchases by our Operating Partnership of $700 million in aggregate principal of 6.25% senior notes due 2013	$(41,797)
Repurchases by our Operating Partnership of $286.3 million in aggregate principal of 2.875% exchangeable senior notes	(2,734)
Repayment of mortgage financings	(33,998)
Increase in capitalized interest costs	(7,197)
Principal amortization of continuing debt and other (excluding senior notes)	(2,718)

Total decreases to interest expense	$(88,444)

Total change in interest expense	$16,052

The following properties are included in the repayment of mortgage financings line item: Eight Cambridge Center, 202, 206 & 214 Carnegie Center, South of Market, Democracy Tower, 10 and 20 Burlington Mall Road, 91 Hartwell Avenue, 1330 Connecticut Avenue, Wisconsin Place Office, 601 Lexington Avenue and Reservoir Place. The following properties are included in the new mortgages/properties placed in-service/acquisition financings line item: John Hancock Tower, Bay Colony Corporate Center, 510 Madison Avenue, Atlantic Wharf and 601 Lexington Avenue. As properties are placed in-service, we cease capitalizing interest and interest is then expensed. Included within the interest on our Operating Partnership’s Unsecured Line of Credit line item is the interest expense associated with our borrowing that had been secured by 601 Lexington Avenue. For information on the Montvale Center mortgage loan see Notes 3, 6 and 19 of the Consolidated Financial Statements.

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

On November 9, 2011, we used available cash to repay the mortgage loan collateralized by our Reservoir Place property, located in Waltham, Massachusetts, totaling $50.0 million. The mortgage financing bore interest at a variable rate equal to Eurodollar plus 2.20% per annum and was scheduled to mature on July 30, 2014. There was no prepayment penalty. We recognized a loss from early extinguishment of debt totaling approximately $0.5 million consisting of the write-off of unamortized deferred financing costs.

On November 16, 2011, we terminated the construction loan facility collateralized by our Atlantic Wharf property, located in Boston, Massachusetts, totaling $192.5 million. The construction loan facility bore interest at a variable rate equal to LIBOR plus 3.00% per annum and was scheduled to mature on April 21, 2012 with two, one-year extension options, subject to certain conditions. We did not draw any amounts under the facility. We recognized a loss from early extinguishment of debt totaling approximately $0.4 million consisting of the write-off of unamortized deferred financing costs.

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

The following table presents information on properties under construction as of December 31, 2012 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Square feet	Investment to Date(1)	Estimated Total Investment(1)	Percentage Leased(2)
Office
Annapolis Junction Building Six (50% ownership) (3)	Third Quarter, 2013	Annapolis, MD	1	120,000	$11,167	$14,000	49%
500 North Capitol Street, NW (30% ownership)(3)	Fourth Quarter, 2013	Washington, DC	1	232,000	30,033	36,540	82%
Two Patriots Park (formerly known as 12300 Sunrise Valley Drive)(4)	Second Quarter, 2013	Reston, VA	1	255,951	52,558	64,000	100%
Seventeen Cambridge Center	Third Quarter, 2013	Cambridge, MA	1	195,191	59,102	86,300	100%
Cambridge Center Connector(5)	Third Quarter, 2013	Cambridge, MA	—	42,500	6,892	24,600	100%
Annapolis Junction Building Seven (50% ownership)	Fourth Quarter, 2014	Annapolis, MD	1	125,000	3,995	16,050	—
680 Folsom Street	Third Quarter, 2015	San Francisco, CA	2	522,000	185,848	340,000	85%
250 West 55th Street(6)	Fourth Quarter, 2015	New York, NY	1	989,000	730,812	1,050,000	46%

Total Office Properties under Construction			8	2,481,642	$1,080,407	$1,631,490	66%

Residential
The Avant at Reston Town Center (359 units)	Fourth Quarter, 2015	Reston, VA	1	355,668	$67,620	$137,250	N/A

Total Properties under Construction			9	2,837,310	$1,148,027	$1,768,740	66%

(1)	Represents our share. Includes net revenue during lease up period, acquisition expenses and approximately $51.2 million of construction cost and leasing commission accruals.
(2)	Represents percentage leased as of February 21, 2013, includes leases with future commencement dates and excludes residential space.
(3)	This development project has a construction loan.
(4)	Project costs include the incremental costs related to redevelopment and excludes original investment in the asset.
(5)	This project is part of a lease expansion and extension for a tenant at Cambridge Center.
(6)	Investment to Date excludes approximately $24.8 million of costs that were expensed in prior periods in connection with the suspension of development activities. Estimated Total Investment includes approximately $230 million of interest capitalization.

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

Since January 1, 2012, we issued an aggregate of 2,347,500 shares of our common stock under our “at the market” (“ATM”) stock offering program for gross proceeds of approximately $249.8 million and net proceeds of approximately $247.0 million. Our ATM stock offering program provides us with the ability to sell from time to time up to an aggregate of $600.0 million of our common stock through sales agents for a three-year period. As of February 21, 2013, approximately $305.3 million remained available for issuance under this ATM stock offering program. We intend to use the net proceeds from the sales for general business purposes, which may include investment opportunities and debt reduction. Pending such uses, we may invest the net proceeds in short-term, interest-bearing securities.

On August 29, 2012, in connection with our acquisition of 680 Folsom Street, our Operating Partnership issued 1,588,100 Series Four Preferred Units of limited partnership interest having a per unit liquidation preference of $50.00 and the right to receive quarterly distributions of $0.25 per unit for an aggregate value of approximately $79.4 million. An aggregate of 366,573 of such units were redeemed on August 31, 2012.

In June 2012, our Operating Partnership issued $1.0 billion of senior unsecured notes due 2023 at an effective yield of 3.954%. During 2012, we repaid, repurchased or redeemed an aggregate of $1.0 billion of indebtedness with an average GAAP interest rate of 5.58%. We have secured and unsecured debt maturities in 2013 aggregating approximately $637 million, of which our share is approximately $593 million, which we expect to redeem, repay or refinance. The completion of our properties under construction through late 2015 has remaining costs to fund of approximately $1.0 billion, which includes the estimated acquisition and completion cost for 535 Mission Street in San Francisco, California (See Note 20) and 601 Massachusetts Avenue in Washington, DC. In addition, we anticipate that our Transbay Tower joint venture will acquire the land and incur predevelopment costs aggregating $225 million in 2013. We believe that our liquidity, including available cash as of February 21, 2013 of approximately $800 million, and the approximately $735 million available under our Operating Partnership’s Unsecured Line of Credit, provide sufficient capacity to meet our debt obligations, fund our remaining equity capital requirements on existing development projects and pursue attractive additional investment opportunities. However, we may seek to enhance our liquidity in the future, through the issuances of debt or equity securities, the possible sale of select assets or a combination of one or more of the foregoing, which may result in us carrying additional cash and cash equivalents pending our Operating Partnership’s use of the proceeds. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase unsecured senior notes and unsecured exchangeable senior notes for cash in open market purchases or privately negotiated transactions, or both. We will evaluate any such potential transactions in light of then-existing market conditions, taking into account the trading prices of the notes, our current liquidity and prospects for future access to capital.

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

Cash and cash equivalents were approximately $1.0 billion and $1.8 billion at December 31, 2012 and 2011, respectively, representing an decrease of approximately $0.8 billion. The following table sets forth changes in cash flows:

	Year ended December 31,
	2012	2011	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$642,949	$606,328	$36,621
Net cash used in investing activities	(1,278,032)	(90,096)	(1,187,936)
Net cash provided by (used in) financing activities	(146,147)	828,028	(974,175)

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

Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the year ended December 31, 2012 and 2011 consisted primarily of funding our development projects and our acquisition of Bay Colony Corporate Center, 100 Federal Street, 680 Folsom Street and Fountain Square, as detailed below:

	Year ended December 31,
	2012	2011
	(in thousands)
Acquisitions of real estate	$(788,052)	$(112,180)
Construction in progress	(356,397)	(271,856)
Building and other capital improvements	(49,943)	(61,961)
Tenant improvements	(139,662)	(76,320)
Proceeds from the sale of real estate	61,963	—
Proceeds from mortgage loan released from escrow	—	267,500
Proceeds from land transaction	—	43,887
Deposits on real estate	—	10,000
Issuance of notes receivable, net	(2,049)	(10,442)
Capital contributions to unconsolidated joint ventures	(6,214)	(17,970)
Capital distributions from unconsolidated joint ventures	3,557	140,505
Investments in securities, net	(1,235)	(1,259)

Net cash used in investing activities	$(1,278,032)	$(90,096)

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

•

On October 4, 2012, we completed the formation of a consolidated joint venture which owns and operates Fountain Square located in Reston, Virginia for an aggregate cash investment from us of approximately $100.0 million.

•

Construction in progress for the year ended December 31, 2011 includes ongoing expenditures associated with our Atlantic Wharf Office, 2200 Pennsylvania Avenue, the Residences on The Avenue, 510 Madison Avenue and The Lofts at Atlantic Wharf developments, which were fully or partially placed in-service during the year ended December 31, 2011. In addition, for the year ended December 31, 2011, we also incurred costs associated with the continued development and redevelopment of 250 West 55th Street, Seventeen Cambridge Center and One Patriots Park. Construction in progress for the year ended December 31, 2012 includes expenditures associated with our 510 Madison Avenue and One Patriots Park developments, which were fully placed in-service during the year ended December 31, 2012. In addition, we incurred costs associated with the continued development and redevelopment of Two Patriots Park, Seventeen Cambridge Center, The Avant at Reston Town Center, the Cambridge Center Connector, 250 West 55th Street and 680 Folsom Street. The completion of our ongoing developments, including our share of our unconsolidated joint venture developments, through 2015 is expected to be fully funded by cash and available draws from construction loans. We estimate our future funding requirement to complete our developments, which includes our share of our unconsolidated joint venture developments and 535 Mission Street and 601 Massachusetts Avenue, to be approximately $1.0 billion.

•	Tenant improvement costs increased by approximately $63.3 million due to the start of large tenant projects in 2012.

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

Cash used by financing activities for the year ended December 31, 2012 totaled approximately $146.1 million. This consisted primarily of the repurchase/redemption of all of our Operating Partnership’s outstanding 2.875% exchangeable senior notes due 2037, the redemption of our Operating Partnership’s outstanding 6.25% senior notes due 2013, the payments of dividends and distributions to our shareholders and the unitholders of our Operating Partnership and the repayment of mortgage notes payable, partially offset by the issuance of $1.0 billion of our Operating Partnership’s 3.850% senior notes due 2023 and the net proceeds from the issuance of shares of our common stock under our ATM stock offering program. Future debt payments are discussed below under the heading “Capitalization—Debt Financing.”

Capitalization

At December 31, 2012, our total consolidated debt was approximately $8.9 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 5.13% (with a coupon/stated rate of 4.89%) and the weighted-average maturity was approximately 5.7 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $27.0 billion at December 31, 2012. Our total consolidated market capitalization was calculated using the December 31, 2012 closing stock price of $105.81 per common share and the following: (1) 151,601,209 shares of our common stock, (2) 16,053,497 outstanding common units of partnership interest in our Operating Partnership (excluding common units held by us), (3) an aggregate of 1,307,083 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest in our Operating Partnership, (4) an aggregate of 1,303,296 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, (5) 1,221,527 Series Four Preferred Units of partnership interest in our Operating Partnership multiplied by the fixed liquidation preference of $50 per unitand (6) our consolidated debt totaling approximately $8.9 billion. The calculation of total consolidated market capitalization does not include 400,000 2011 OPP Units and 400,000 2012 OPP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at December 31, 2012, represented approximately 33.02% of our total consolidated market capitalization. This percentage will fluctuate with changes in the market value of our common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Debt Financing

As of December 31, 2012, we had approximately $8.9 billion of outstanding consolidated indebtedness, representing approximately 33.02% of our total consolidated market capitalization as calculated above consisting of approximately (1) $4.640 billion (net of discount) in publicly traded unsecured senior notes (excluding exchangeable senior notes) having a weighted-average interest rate of 4.74% per annum and maturities in 2015, 2018, 2019, 2020, 2021 and 2023; (2) $446.3 million (net of adjustment for the equity component allocation) of exchangeable senior notes having a GAAP interest rate of 5.958% per annum (an effective rate of 3.787% per annum, excluding the effect of the adjustment for the equity component allocation), an initial optional redemption date in 2013 and maturity in 2036; (3) $724.0 million (net of discount and the adjustment for the equity component allocation) of exchangeable senior notes having a GAAP interest rate of 6.555% per annum

(an effective rate of 4.037%, excluding the effect of the adjustment for the equity component allocation) and maturing in 2014; and (4) $3.1 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 5.27% per annum and weighted-average term of 5.2 years. The table below summarizes our mortgage notes payable, our unsecured senior notes and our Unsecured Line of Credit at December 31, 2012 and December 31, 2011:

	2012	2011
	(Dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable	$3,102,485	$3,123,267
Variable rate mortgage notes payable	—	—
Unsecured senior notes, net of discount	4,639,528	3,865,186
Unsecured exchangeable senior notes, net of discount and adjustment for the equity component allocation	1,170,356	1,715,685
Unsecured Line of Credit	—	—

Total	$8,912,369	$8,704,138

Percent of total debt:
Fixed rate	100.00%	100.00%
Variable rate	—	—

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	5.13%	5.39%
Variable rate	—	—

Total	5.13%	5.39%

Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	4.89%	4.99%
Variable rate	—	—

Total	4.89%	4.99%

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

As of December 31, 2012, we had no borrowings and outstanding letters of credit totaling approximately $14.8 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $735.2 million. As of February 21, 2013, we had no borrowings and outstanding letters of credit totaling approximately $15.0 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $735.0 million.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of December 31, 2012 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
12 Year Unsecured Senior Notes	5.625%	5.693%	$300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023

Total principal			4,650,000
Net unamortized discount			(10,472)

Total			$4,639,528

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (1) 100% of their principal amount or (2) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 25 basis points in the case of the $250 million of notes that mature on June 1, 2015, 40 basis points in the case of the $700 million of notes that mature on October 15, 2019 and 30 basis points in the case of the $700 million and $850 million of notes that mature on November 15, 2020 and May 15, 2021, respectively), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our unsecured senior notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of December 31, 2012, we believe we were in compliance with each of these financial restrictions and requirements.

Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of December 31, 2012 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(3)	450,000	May 18, 2013(4)	May 15, 2036

Total principal					1,197,500
Net unamortized discount					(1,653)
Adjustment for the equity component allocation, net of accumulated amortization					(25,491)

Total					$1,170,356

(1)	Yield on issuance date including the effects of discounts on the notes but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of our common stock). In addition, we entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions were expected to have the effect of increasing the effective exchange price to us of the notes from $117.58 to approximately $137.17 per share (subject to adjustment), representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of our common stock. The net cost of the capped call transactions was approximately $44.4 million. As of December 31, 2012, the effective exchange price was $134.70 per share.
(3)	In connection with the special dividend of $5.98 per share of common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of our common stock.
(4)	Holders may require our Operating Partnership to repurchase the notes for cash on May 18, 2013 and on May 15 of 2016, 2021, 2026 and 2031 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgage notes payable at December 31, 2012:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
599 Lexington Avenue	5.57%	5.41%	$750,000	$—	$750,000	(2)(3)	March 1, 2017
601 Lexington Avenue	4.75%	4.79%	725,000	—	725,000		April 10, 2022
John Hancock Tower	5.68%	5.05%	640,500	16,072	656,572	(1)(3)(4)	January 6, 2017
Embarcadero Center Four	6.10%	7.02%	365,263	—	365,263	(5)	December 1, 2016
Fountain Square	5.71%	2.56%	211,250	21,666	232,916	(1)(3)(6)	October 11, 2016
505 9th Street	5.73%	5.87%	123,666	—	123,666	(6)	November 1, 2017
New Dominion Tech Park, Bldg. Two	5.55%	5.58%	63,000	—	63,000	(3)	October 1, 2014
140 Kendrick Street	7.51%	5.25%	47,888	470	48,358	(1)	July 1, 2013
New Dominion Tech Park, Bldg. One	7.69%	7.84%	45,418	—	45,418		January 15, 2021
Kingstowne Two and Retail	5.99%	5.61%	34,794	410	35,204	(1)	January 1, 2016
Montvale Center	9.93%	10.07%	25,000	—	25,000		(7)
Kingstowne One	5.96%	5.68%	17,062	26	17,088	(1)(8)	May 5, 2013
University Place	6.94%	6.99%	15,000	—	15,000		August 1, 2021

Total			$3,063,841	$38,644	$3,102,485

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount is reducing our GAAP interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(4)	In connection with the mortgage financing we have agreed to guarantee approximately $0.8 million related to our obligation to provide funds for certain tenant re-leasing costs.
(5)	On November 13, 2008, we closed on an eight-year, $375.0 million mortgage loan collateralized by this property. The mortgage loan bears interest at a fixed rate of 6.10% per annum. Under our interest rate hedging program, we are reclassifying into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss resulting in an effective interest rate of 7.02% per annum.
(6)	This property is owned by a consolidated joint venture in which we have a 50% interest.
(7)	The servicer of the non-recourse mortgage loan on our Montvale Center property located in Gaithersburg, Maryland foreclosed on the property on January 31, 2012. As a result of the foreclosure, we recognized a gain on forgiveness of debt during the first quarter of 2012 totaling approximately $15.8 million, net of noncontrolling interests’ share of approximately $2.0 million. Due to a procedural error by the trustee, the foreclosure sale was subsequently dismissed by the applicable court prior to ratification. As a result, we have revised our financial statements to properly reflect the property and related mortgage debt on our Consolidated Balance Sheet at December 31, 2012 and have reversed the gain on forgiveness of debt and recognized the operating activity from the property within our consolidated statement of operations for the year ended December 31, 2012. A subsequent foreclosure sale occurred on December 21, 2012 and ratification by the applicable court is pending. Once ratified, we will recognize a gain on forgiveness of debt. These events have no impact on our cash flows.
(8)	On February 5, 2013, we used available cash to repay this mortgage loan.

Contractual aggregate principal payments of mortgage notes payable at December 31, 2012 are as follows:

Year	Principal Payments
(in thousands)
2013	$105,313
2014	87,757
2015	26,182
2016	608,879
2017	1,521,750
Thereafter	713,960

Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our indebtedness, which bears interest at fixed and variable rates. The fair value of our debt obligations are affected by changes in the market interest rates. We manage our market risk by matching long-term leases with long-term, fixed-rate, non-recourse debt of similar duration. We continue to follow a conservative strategy of generally pre-leasing development projects on a long-term basis to creditworthy tenants in order to achieve the most favorable construction and permanent financing terms. Approximately 100% of our outstanding debt has fixed interest rates, which minimizes the interest rate risk through the maturity of such outstanding debt. We also manage our market risk by entering into hedging arrangements with financial institutions. Our primary objectives when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure and to fix a portion of the interest rate for anticipated financing and refinancing transactions. This in turn, reduces the risks that the variability of cash flows imposes on variable rate debt. Our strategy mitigates against future increases in our interest rates.

At December 31, 2012 our weighted-average coupon/stated rate on all of our outstanding debt, all of which had a fixed interest rate, was 4.89% per annum. At December 31, 2012 we had no outstanding variable rate debt. The weighted-average coupon/stated rate for our senior notes and unsecured exchangeable debt was 4.66% and 3.80%, respectively.

Funds from Operations

Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of NAREIT, we calculate Funds from Operations, or FFO, by adjusting net income (loss) attributable to Boston Properties, Inc. (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, impairment losses on depreciable real estate of consolidated real estate, impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. FFO is a non-GAAP financial measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses on depreciable real estate of consolidated real estate, impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. Amount represents our share, which was 89.48%, 88.57%, 87.25%, 86.57% and 85.49% for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively, after allocation to the noncontrolling interests in the Operating Partnership.

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

The following table presents a reconciliation of net income attributable to Boston Properties, Inc. to FFO and FFO, as adjusted, for the years ended December 31, 2012, 2011, 2010, 2009 and 2008:

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Net income attributable to Boston Properties, Inc.	$289,650	$272,679	$159,072	$231,014	$105,270
Add:
Noncontrolling interest in gains on sales of real estate—common units of the Operating Partnership	—	—	349	1,579	4,838
Noncontrolling interest in discontinued operations—common units of the Operating Partnership	4,154	215	184	175	(70)
Noncontrolling interest—common units of the Operating Partnership	31,046	36,035	23,915	35,359	14,462
Noncontrolling interest—redeemable preferred units of the Operating Partnership	3,497	3,339	3,343	3,594	4,226
Noncontrolling interests in property partnerships	3,792	1,558	3,464	2,778	1,997
Less:
Gains on sales of real estate from discontinued operations	36,877	—	—	—	—
Income (loss) from discontinued operations	1,040	1,881	1,442	1,305	(483)
Gains on sales of real estate	—	—	2,734	11,760	33,340

Income from continuing operations	294,222	311,945	186,151	261,434	97,866
Add:
Real estate depreciation and amortization (1)	542,753	541,791	450,546	446,718	382,600
Impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures (2)	—	—	—	13,555	165,158
Income (loss) from discontinued operations	1,040	1,881	1,442	1,305	(483)
Less:
Gains on sales of real estate included within income (loss) from unconsolidated joint ventures (3)	248	46,166	572	—	—
Noncontrolling interests in property partnerships’ share of Funds from Operations	5,684	3,412	6,862	5,513	3,949
Noncontrolling interest—redeemable preferred units of the Operating Partnership	3,497	3,339	3,343	3,594	3,738

Funds from Operations attributable to the Operating Partnership	828,586	802,700	627,362	713,905	637,454
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of Funds from Operations	87,167	91,709	80,006	95,899	92,465

Funds from Operations attributable to Boston Properties, Inc.	$741,419	$710,991	$547,356	$618,006	$544,989

Our percentage share of Funds from Operations—basic	89.48%	88.57%	87.25%	86.57%	85.49%
Weighted average shares outstanding—basic	150,120	145,693	139,440	131,050	119,980

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $453,068, $436,612, $335,859, $319,171 and $301,812, our share of unconsolidated joint venture real estate depreciation and amortization of $90,076, $103,970, $113,945, $126,943 and $80,303, and depreciation and amortization from discontinued operations of $976, $2,572, $2,512, $2,510 and $2,335, less corporate related depreciation and amortization of $1,367, $1,363, $1,770, $1,906 and $1,850, respectively, for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(2)	Consists of non-cash impairment losses on the Company’s investment in its Value-Added Fund totaling approximately $13.6 million for the year ended December 31, 2009. Consists of non-cash impairment losses of approximately $31.9 million, $74.3 million, $45.1 million and $13.8 million on the Company’s investments in 540 Madison Avenue, Two Grand Central Tower, 125 West 55th Street and the Value-Added Fund, respectively, for the year ended December 31, 2008. The non-cash impairment losses on investments in unconsolidated joint ventures included above were driven by measurable decreases in the fair value of depreciable real estate owned by the unconsolidated joint ventures and have been reflected within income (loss) from unconsolidated joint ventures in the Company’s consolidated statements of operations. The Company has not included the non-cash impairment loss on its investment in its Eighth Avenue and 46th Street unconsolidated joint venture totaling approximately $23.2 million for the year ended December 31, 2008 as the underlying real estate consisted of an assemblage of land parcels and air-rights and therefore was not depreciable real estate.
(3)	Consists of approximately $0.2 million related to the gain on sale of real estate associated with the sale of 300 Billerica Road for the year ended December 31, 2012. Consists of approximately $46.2 million related to the gain on sale of real estate associated with the sale of Two Grand Central Tower for the year ended December 31, 2011. Consists of approximately $0.6 million related to our share of the gain on sale associated with the sale of our 5.0% equity interest in the unconsolidated joint venture entity that owns the retail portion of the Wisconsin Place mixed-use property for the year ended December 31, 2010.

Reconciliation to Diluted Funds from Operations:

	For the years ended December 31,
	2012		2011		2010		2009		2008
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic Funds from Operations	$828,586	167,769	$802,700	164,486	$627,362	159,821	$713,905	151,386	$637,454	140,336
Effect of Dilutive Securities:
Convertible Preferred Units	3,079	1,345	3,339	1,461	3,343	1,461	3,594	1,461	3,738	1,461
Stock based compensation and exchangeable senior notes	—	591	—	525	—	618	—	462	—	1,319

Diluted Funds from Operations	$831,665	169,705	$806,039	166,472	$630,705	161,900	$717,499	153,309	$641,192	143,116
Less: Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	86,493	17,649	90,992	18,793	79,400	20,382	95,174	20,336	91,201	20,357

Diluted Funds from Operations attributable to Boston Properties, Inc. (1)	$745,172	152,056	$715,047	147,679	$551,305	141,518	$622,325	132,973	$549,991	122,759

(1)	Our share of diluted Funds from Operations was 89.60%, 88.71%, 87.41%, 86.74% and 85.78% for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

Net Operating Income

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc., the most directly comparable GAAP financial measure, plus net income attributable to noncontrolling interests, losses from early extinguishments of debt, losses (gains) from investments in securities, net derivative losses, suspension of development, depreciation and amortization, interest expense, transaction costs and general and administrative expense, less gains on sales of real estate from discontinued operations, income from discontinued operations, gains on sales of real estate, income (loss) from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

The following sets forth a reconciliation of NOI to net income attributable to Boston Properties, Inc. for the fiscal years 2008 through 2012.

	Years ended December 31,
	2012	2011	2010	2009	2008
Net operating income	$1,156,707	$1,101,543	$978,788	$953,747	$920,360
Add:
Development and management services income	34,077	33,425	41,215	34,863	30,494
Income (loss) from unconsolidated joint ventures	49,078	85,896	36,774	12,058	(182,018)
Interest and other income	10,091	5,358	7,332	4,059	18,958
Gains (losses) from investments in securities	1,389	(443)	935	2,434	(4,604)
Gains on sales of real estate	—	—	2,734	11,760	33,340
Income (loss) from discontinued operations	1,040	1,881	1,442	1,305	(483)
Gains on sales of real estate from discontinued operations	36,877	—	—	—	—
Less:
General and administrative	82,382	79,610	79,396	75,447	72,365
Transactions costs	3,653	1,987	2,876	—	—
Suspension of development	—	—	(7,200)	27,766	—
Depreciation and amortization	453,068	436,612	335,859	319,171	301,812
Interest expense	413,564	394,131	378,079	322,833	294,126
Losses from early extinguishments of debt	4,453	1,494	89,883	510	—
Net derivative losses	—	—	—	—	17,021
Noncontrolling interests in property partnerships	3,792	1,558	3,464	2,778	1,997
Noncontrolling interest—redeemable preferred units of the Operating Partnership	3,497	3,339	3,343	3,594	4,226
Noncontrolling interests—common units of the Operating Partnership	31,046	36,035	23,915	35,359	14,462
Noncontrolling interest in gains on sales of real estate and other assets—common units of the Operating Partnership	—	—	349	1,579	4,838
Noncontrolling interest in discontinued operations—common units of the Operating Partnership	4,154	215	184	175	(70)

Net income attributable to Boston Properties, Inc.	$289,650	$272,679	$159,072	$231,014	$105,270

Contractual Obligations

As of December 31, 2012, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	Total	2013	2014	2015	2016	2017	Thereafter
	(Dollars in thousands)
Contractual Obligations:
Long-term debt
Mortgage debt(1)	$3,893,677	$271,725	$249,263	$183,307	$760,279	$1,574,181	$854,922
Unsecured senior notes(1)	6,207,671	214,888	214,888	750,200	185,513	185,513	4,656,669
Exchangeable senior notes(1)(2)	1,237,751	483,477	754,274	—	—	—	—
Unsecured line of credit(1)	—	—	—	—	—	—	—
Ground leases	980,861	12,820	13,184	13,507	13,732	13,963	913,655
Tenant obligations(3)	159,704	106,021	33,284	16,560	2,763	1,059	17
Construction contracts on development projects	720,560	380,285	204,296	109,479	25,091	1,409	—
Other obligations	2,294	473	73	73	1,363	73	239

Total Contractual Obligations	$13,202,518	$1,469,689	$1,469,262	$1,073,126	$988,741	$1,776,198	$6,425,502

(1)	Amounts include principal and interest payments.
(2)	Amounts for the 3.750% exchangeable senior notes due 2036 are included in 2013, which is the year in which the first optional redemption date occurs. (Amounts for the 3.625% exchangeable senior notes due 2014 are included in the year of maturity.)
(3)	Committed tenant-related obligations based on executed leases as of December 31, 2012 (tenant improvements and lease commissions).

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

During 2012, we paid approximately $216 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $260 million of new tenant-related obligations associated with approximately 4.9 million square feet of second generation leases, or approximately $53 per square foot. In addition, we signed leases for approximately 631,000 square feet at our development properties. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during 2012, we signed leases for approximately 5.5 million square feet of space and incurred aggregate tenant-related obligations of approximately $289 million, or approximately $52 per square foot.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

We have investments in thirteen unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 25% to 60%. Nine of these joint ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At December 31, 2012, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $3.0 billion (of which our proportionate share is approximately $1.4 billion). The table below summarizes the outstanding debt of these joint venture properties at December 31, 2012. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
767 Fifth Avenue (The GM Building):
Secured 1st Mortgage	60%	5.95%	6.50%	$1,300,000	$(32,958)	$1,267,042	(1)(2)(3)	October 7, 2017
Mezzanine Loan	60%	6.02%	8.00%	306,000	(27,044)	278,956	(1)(2)(4)	October 7, 2017
Partner Loans	60%	11.00%	11.00%	450,000	—	450,000	(5)	June 9, 2017
125 West 55th Street	60%	6.09%	6.15%	199,982	—	199,982		March 10, 2020
540 Madison Avenue	60%	5.20%	6.75%	118,200	(980)	117,220	(1)(6)	July 11, 2013
Metropolitan Square	51%	5.75%	5.81%	175,000	—	175,000		May 5, 2020
Market Square North	50%	4.85%	4.91%	130,000	—	130,000		October 1, 2020
Annapolis Junction Building One	50%	1.96%	2.12%	41,831	—	41,831	(7)	March 31, 2018
Annapolis Junction Building Six	50%	1.86%	2.53%	13,923	—	13,923	(2)(8)	November 17, 2013
Mountain View Tech. Park:
Secured 1st Mortgage	39.5%	2.75%	3.33%	20,000	—	20,000	(2)(9)(10)	November 22, 2014
BPLP loan	39.5%	10.00%	10.00%	3,961	—	3,961	(2)(11)	November 22, 2014
Mountain View Research Park:
Secured 1st Mortgage	39.5%	2.22%	2.42%	90,350	—	90,350	(9)(12)	May 31, 2014
BPLP loan	39.5%	10.00%	10.00%	8,530		8,530	(2)(13)	May 31, 2014
500 North Capitol Street	30%	1.86%	2.55%	86,348	—	86,348	(2)(14)	October 14, 2014
901 New York Avenue	25%	5.19%	5.27%	156,779	—	156,779		January 1, 2015

Total				$3,100,904	$(60,982)	$3,039,922

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	The loan requires interest only payments with a balloon payment due at maturity.
(3)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of December 31, 2012, the maximum funding obligation under the guarantee was approximately $23.7 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(4)	Principal amount does not include the assumed mezzanine loan with an aggregate principal amount of $294.0 million and a stated interest rate of 6.02% per annum, as the venture acquired the lenders’ interest in this loan for a purchase price of approximately $263.1 million in cash.
(5)	In connection with the capitalization of the joint venture, loans totaling $450.0 million were funded by the joint venture’s partners on a pro-rata basis. Our share of the partner loans totaling $270.0 million has been reflected in Related Party Notes Receivable on our Consolidated Balance Sheets. As of December 31, 2012, accrued interest receivable totaling approximately $103.6 million has been reflected in Interest Receivable from Related Party Notes Receivable on our Consolidated Balance Sheets.
(6)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund tenant improvements and leasing commissions.
(7)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on March 31, 2018 with one, three-year extension option, subject to certain conditions.
(8)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on November 17, 2013 with two, one-year extension options, subject to certain conditions.
(9)	This property is owned by the Value-Added Fund.
(10)	The mortgage loan bears interest at a variable rate equal to LIBOR plus 2.50% per annum.
(11)

In conjunction with the mortgage loan modification our Operating Partnership agreed to lend up to $6.0 million to the Value-Added Fund, of which approximately $4.0 million had been advanced as of December 31, 2012. The loan from our Operating Partnership bears interest at a fixed rate of 10.0% per annum and matures on November 22, 2014. This loan has been reflected in Related Party Notes Receivable on our Consolidated Balance Sheets.

(12)	The mortgage loan bears interest at a variable rate equal to LIBOR plus 2.00% per annum.
(13)	In conjunction with the mortgage loan modification, our Operating Partnership agreed to lend up to $12.0 million to our Value-Added Fund, of which approximately $8.5 million has been advanced as of December 31, 2012. The loan from our Operating Partnership bears interest at a fixed rate of 10.0% per annum and matures on May 31, 2014. This loan has been reflected in Related Party Notes Receivable on our Consolidated Balance Sheets. As of December 31, 2012, accrued interest receivable totaling approximately $1.2 million has been reflected in Interest Receivable from Related Party Notes Receivable on our Consolidated Balance Sheets.
(14)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on October 14, 2014 with two, one-year extension options, subject to certain conditions.

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

Some of our properties and certain properties owned by our affiliates are located in urban, industrial and other previously developed areas where fill or current or historical use of the areas have caused site contamination. Accordingly, it is sometimes necessary to institute special soil and/or groundwater handling procedures and/or include particular building design features in connection with development, construction and other property operations in order to achieve regulatory closure and/or ensure that contaminated materials are addressed in an appropriate manner. In these situations it is our practice to investigate the nature and extent of detected contamination and estimate the costs of required response actions and special handling procedures. We then use this information as part of our decision-making process with respect to the acquisition and/or development of the property. For example, we own a parcel in Massachusetts which was formerly used as a quarry/asphalt batching facility. Pre-purchase testing indicated that the site contained relatively low levels of certain contaminants. We have developed an office park on this property. Prior to and during redevelopment activities, we engaged a specially licensed environmental consultant to monitor environmental conditions at the site and prepare necessary regulatory submittals based on the results of an environmental risk characterization. A submittal has been made to the regulatory authorities in order to achieve regulatory closure at this site. The submittal included an environmental deed restriction that mandates compliance with certain protective measures in a portion of the site where low levels of residual soil contamination have been left in place in accordance with applicable laws.

We expect that resolution of the environmental matters described above will not have a material impact on our business, assets, financial condition, results of operations or liquidity. However, we cannot assure you that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties, that we will be indemnified, in full or at all, or that we will have insurance coverage in the event that such environmental liabilities arise.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2012, approximately $8.9 billion of our consolidated borrowings bore interest at fixed rates and none of our consolidated borrowings bore interest at variable rates. The fair value of these instruments is affected by changes in market interest rates. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, refer to Note 5 to the Consolidated Financial Statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2013	2014	2015	2016	2017	2018+	Total	Estimated Fair Value
	(Dollars in thousands) Secured debt
Fixed Rate	$115,895	$98,190	$36,974	$615,354	$1,522,112	$713,960	$3,102,485	$3,256,940
Average Interest Rate	6.62%	5.66%	5.87%	5.26%	5.29%	4.96%	5.27%
Variable Rate	—	—	—	—	—	—	—	—

	Unsecured debt
Fixed Rate	$—	$—	$549,501	$—	$—	$4,090,027	$4,639,528	$5,162,486
Average Interest Rate	—	—	5.47%	—	—	4.65%	4.74%
Variable Rate	—	—	—	—	—	—	—	—

	Unsecured exchangeable debt
Fixed Rate(1)	$450,000	$745,847	$—	$—	$—	$—	$1,195,847	$1,278,554
Adjustment for the equity component allocation	(23,053)	(2,438)	—	—	—	—	(25,491)	—

Total Fixed Rate	426,947	743,409	—	—	—	—	1,170,356	—
Average Interest Rate	5.96%	6.56%	—	—	—	—	6.33%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$542,842	$841,599	$586,475	$615,354	$1,522,112	$4,803,987	$8,912,369	$9,697,980

(1)	Amounts are included in the year in which the first optional redemption date occurs (or, in the case of the exchangeable notes due 2014, the year of maturity).

At December 31, 2012, the weighted-average coupon/stated rates on all of our outstanding debt, all of which had a fixed interest rate, was 4.89% per annum. At December 31, 2012 we had no outstanding variable rate debt. The weighted-average coupon/stated rates for our unsecured debt and unsecured exchangeable debt were 4.66% per annum and 3.80% per annum, respectively.

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

BOSTON PROPERTIES, INC.

All other schedules for which a provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

As of the end of the Company’s 2012 fiscal year, management conducted assessments of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 103, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Boston Properties, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Properties, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2013

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and par value amounts)

	December 31, 2012	December 31, 2011
ASSETS
Real estate, at cost	$14,893,328	$13,389,472
Less: accumulated depreciation	(2,934,160)	(2,642,986)

Total real estate	11,959,168	10,746,486
Cash and cash equivalents	1,041,978	1,823,208
Cash held in escrows	55,181	40,332
Investments in securities	12,172	9,548
Tenant and other receivables (net of allowance for doubtful accounts of $1,960 and $1,766, respectively)	69,555	79,838
Related party notes receivable	282,491	280,442
Interest receivable from related party notes receivable	104,816	89,854
Accrued rental income (net of allowance of $1,571 and $2,515, respectively)	598,199	522,675
Deferred charges, net	588,235	445,403
Prepaid expenses and other assets	90,610	75,458
Investments in unconsolidated joint ventures	659,916	669,722

Total assets	$15,462,321	$14,782,966

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$3,102,485	$3,123,267
Unsecured senior notes (net of discount of $10,472 and $9,814, respectively)	4,639,528	3,865,186
Unsecured exchangeable senior notes (net of discount of $1,653 and $3,462, respectively)	1,170,356	1,715,685
Unsecured line of credit	—	—
Accounts payable and accrued expenses	199,102	155,139
Dividends and distributions payable	110,488	91,901
Accrued interest payable	72,461	69,105
Other liabilities	324,613	293,515

Total liabilities	9,619,033	9,313,798

Commitments and contingencies	—	—

Noncontrolling interests:
Redeemable preferred units of the Operating Partnership	110,876	55,652

Redeemable interest in property partnership	97,558	—

Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 151,680,109 and 148,186,511 issued and 151,601,209 and 148,107,611 outstanding at December 31, 2012 and December 31, 2011, respectively	1,516	1,481
Additional paid-in capital	5,222,073	4,936,457
Dividends in excess of earnings	(109,985)	(53,080)
Treasury common stock at cost, 78,900 shares at December 31, 2012 and December 31, 2011	(2,722)	(2,722)
Accumulated other comprehensive loss	(13,817)	(16,138)

Total stockholders’ equity attributable to Boston Properties, Inc.	5,097,065	4,865,998
Noncontrolling interests:
Common units of the Operating Partnership	539,753	548,581
Property partnerships	(1,964)	(1,063)

Total equity	5,634,854	5,413,516

Total liabilities and equity	$15,462,321	$14,782,966

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2012	2011	2010
	(in thousands, except for per share amounts)
Revenue
Rental
Base rent	$1,483,533	$1,401,594	$1,226,454
Recoveries from tenants	229,107	198,703	178,377
Parking and other	91,635	83,069	64,464

Total rental revenue	1,804,275	1,683,366	1,469,295
Hotel revenue	37,915	34,529	32,800
Development and management services	34,077	33,425	41,215

Total revenue	1,876,267	1,751,320	1,543,310

Expenses
Operating
Rental	657,363	590,224	498,154
Hotel	28,120	26,128	25,153
General and administrative	82,382	79,610	79,396
Transaction costs	3,653	1,987	2,876
Suspension of development	—	—	(7,200)
Depreciation and amortization	453,068	436,612	335,859

Total expenses	1,224,586	1,134,561	934,238

Operating income	651,681	616,759	609,072
Other income (expense)
Income from unconsolidated joint ventures	49,078	85,896	36,774
Interest and other income	10,091	5,358	7,332
Gains (losses) from investments in securities	1,389	(443)	935
Interest expense	(413,564)	(394,131)	(378,079)
Losses from early extinguishments of debt	(4,453)	(1,494)	(89,883)

Income from continuing operations	294,222	311,945	186,151
Gains on sales of real estate	—	—	2,734

Income before discontinued operations	294,222	311,945	188,885
Discontinued operations
Income from discontinued operations	1,040	1,881	1,442
Gain on sale of real estate from discontinued operations	36,877	—	—

Net income	332,139	313,826	190,327
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(3,792)	(1,558)	(3,464)
Noncontrolling interest—redeemable preferred units of the Operating Partnership	(3,497)	(3,339)	(3,343)
Noncontrolling interest—common units of the Operating Partnership	(31,046)	(36,035)	(23,915)
Noncontrolling interest in gains on sales of real estate—common units of the Operating Partnership	—	—	(349)
Noncontrolling interest in discontinued operations—common units of the Operating Partnership	(4,154)	(215)	(184)

Net income attributable to Boston Properties, Inc.	$289,650	$272,679	$159,072

Basic earnings per common share attributable to Boston Properties, Inc.:
Income from continuing operations	$1.71	$1.86	$1.13
Discontinued operations	0.22	0.01	0.01

Net income	$1.93	$1.87	$1.14

Weighted average number of common shares outstanding	150,120	145,693	139,440

Diluted earnings per common share attributable to Boston Properties, Inc.:
Income from continuing operations	$1.70	$1.85	$1.13
Discontinued operations	0.22	0.01	0.01

Net income	$1.92	$1.86	$1.14

Weighted average number of common and common equivalent shares outstanding	150,711	146,218	140,057

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net income	$332,139	$313,826	$190,327
Other comprehensive income:
Net effective portion of interest rate contracts	—	—	421
Amortization of interest rate contracts	2,594	2,595	3,408

Other comprehensive income	2,594	2,595	3,829

Comprehensive income	334,733	316,421	194,156
Net income attributable to noncontrolling interests	(42,489)	(41,147)	(31,255)
Other comprehensive income attributable to noncontrolling interests	(273)	(297)	(487)

Comprehensive income attributable to Boston Properties, Inc.	$291,971	$274,977	$162,414

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Equity, December 31, 2009	138,880	$1,389	$4,373,679	$95,433	$(2,722)	$(21,777)	$623,057	$5,069,059
Conversion of operating partnership units to Common Stock	592	6	17,176	—	—	—	(17,182)	—
Reallocation of noncontrolling interest	—	—	20,176	—	—	—	(20,176)	—
Allocated net income for the year	—	—	—	159,072	—	—	27,912	186,984
Dividends/distributions declared	—	—	—	(279,268)	—	—	(42,570)	(321,838)
Shares issued pursuant to stock purchase plan	9	—	630	—	—	—	—	630
Net activity from stock option and incentive plan	718	7	25,038	—	—	—	29,770	54,815
Acquisition of noncontrolling interest in property partnership	—	—	(19,098)	—	—	—	(6,384)	(25,482)
Acquisition of equity component of exchangeable senior notes	—	—	(439)	—	—	—	—	(439)
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	(3,365)	(3,365)
Effective portion of interest rate contracts	—	—	—	—	—	367	54	421
Amortization of interest rate contracts	—	—	—	—	—	2,974	434	3,408

Equity, December 31, 2010	140,199	1,402	4,417,162	(24,763)	(2,722)	(18,436)	591,550	4,964,193
Conversion of operating partnership units to common stock	2,919	29	85,469	—	—	—	(85,498)	—
Reallocation of noncontrolling interest	—	—	(23,073)	—	—	—	23,073	—
Allocated net income for the year	—	—	—	272,679	—	—	37,808	310,487
Dividends/distributions declared	—	—	—	(300,996)	—	—	(39,132)	(340,128)
Sale of common stock, net of offering costs	4,660	47	438,990	—	—	—	—	439,037
Shares issued pursuant to stock purchase plan	6	—	620	—	—	—	—	620
Net activity from stock option and incentive plan	324	3	17,289	—	—	—	21,427	38,719
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	(2,007)	(2,007)
Amortization of interest rate contracts	—	—	—	—	—	2,298	297	2,595

Equity, December 31, 2011	148,108	1,481	4,936,457	(53,080)	(2,722)	(16,138)	547,518	5,413,516
Conversion of operating partnership units to common stock	1,111	11	34,610	—	—	—	(34,621)	—
Conversion of redeemable preferred units to common units	—	—	—	—	—	—	5,852	5,852
Allocated net income for the year	—	—	—	289,650	—	—	37,189	326,839
Dividends/distributions declared	—	—	—	(346,555)	—	—	(41,434)	(387,989)
Sale of common stock, net of offering costs	2,348	24	247,003	—	—	—	—	247,027
Shares issued pursuant to stock purchase plan	7	—	781	—	—	—	—	781
Net activity from stock option and incentive plan	27	—	5,419	—	—	—	23,705	29,124
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	(2,890)	(2,890)
Amortization of interest rate contracts	—	—	—	—	—	2,321	273	2,594
Reallocation of noncontrolling interest	—	—	(2,197)	—	—	—	2,197	—

Equity, December 31, 2012	151,601	$1,516	$5,222,073	$(109,985)	$(2,722)	$(13,817)	$537,789	$5,634,854

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$332,139	$313,826	$190,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	454,044	439,184	338,371
Non-cash compensation expense	29,679	29,672	32,852
Income from unconsolidated joint ventures	(49,078)	(85,896)	(36,774)
Distributions of net cash flow from operations of unconsolidated joint ventures	47,002	39,851	16,734
Losses (gains) from investments in securities	(1,389)	443	(935)
Non-cash portion of interest expense	43,131	54,962	56,174
Settlement of accreted debt discount on repurchases of senior notes	(69,499)	(5,601)	(17,555)
Losses (gains) from early extinguishments of debt	(1,000)	1,494	12,211
Suspension of development	—	—	(7,200)
Gains on sales of real estate	—	—	(2,734)
Gain on sale of real estate from discontinued operations	(36,877)	—	—
Change in assets and liabilities:
Cash held in escrows	10,272	(9,801)	(8,664)
Tenant and other receivables, net	23,155	(19,396)	(5,115)
Accrued rental income, net	(77,363)	(79,992)	(79,562)
Prepaid expenses and other assets	6,990	(39,213)	3,239
Accounts payable and accrued expenses	3,854	6,660	(32,839)
Accrued interest payable	3,356	6,778	(13,731)
Other liabilities	1,354	6,569	(9,393)
Tenant leasing costs	(76,821)	(53,212)	(59,513)

Total adjustments	310,810	292,502	185,566

Net cash provided by operating activities	642,949	606,328	375,893

Cash flows from investing activities:
Acquisitions of real estate	(788,052)	(112,180)	(394,363)
Construction in progress	(356,397)	(271,856)	(321,978)
Building and other capital improvements	(49,943)	(61,961)	(20,683)
Tenant improvements	(139,662)	(76,320)	(113,495)
Proceeds from the sale of real estate	61,963	—	—
Proceeds from land transaction	—	43,887	—
Proceeds from mortgage loan released from (placed in) escrow	—	267,500	(267,500)
Deposits on real estate	—	10,000	(10,000)
Acquisition of note receivable	—	—	(22,500)
Issuance of notes receivable, net	(2,049)	(10,442)	—
Capital contributions to unconsolidated joint ventures	(6,214)	(17,970)	(62,806)
Capital distributions from unconsolidated joint ventures	3,557	140,505	49,902
Investments in securities, net	(1,235)	(1,259)	2,149

Net cash used in investing activities	(1,278,032)	(90,096)	(1,161,274)

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	1,178,306	268,964
Repayments of mortgage notes payable	(253,877)	(1,251,841)	(730,191)
Proceeds from unsecured senior notes	997,790	848,019	1,542,947
Redemption/repurchase of unsecured senior notes	(224,261)	—	(700,000)
Redemption/repurchase of unsecured exchangeable senior notes	(507,434)	(44,586)	(218,592)
Repurchase of equity component of unsecured exchangeable senior notes	—	—	(439)
Deferred financing costs	(8,468)	(15,970)	(16,353)
Deposit on mortgage loan financing	—	(14,500)	—
Returned deposit on mortgage loan financing	—	14,500	—
Net proceeds from ATM stock issuances	247,027	439,037	—
Net proceeds from equity transactions	226	9,667	22,593
Redemption of preferred units	(18,329)	—	—
Dividends and distributions	(372,899)	(332,597)	(324,686)
Acquisition of noncontrolling interest in property partnerships	—	—	(25,482)
Distributions to noncontrolling interest in property partnerships	(5,922)	(2,007)	(3,365)

Net cash provided by (used in) financing activities	(146,147)	828,028	(184,604)

Net increase (decrease) in cash and cash equivalents	(781,230)	1,344,260	(969,985)
Cash and cash equivalents, beginning of year	1,823,208	478,948	1,448,933

Cash and cash equivalents, end of year	$1,041,978	$1,823,208	$478,948

Supplemental disclosures:
Cash paid for interest	$480,866	$386,170	$394,172

Interest capitalized	$44,278	$48,178	$40,981

Non-cash investing and financing activities:
Additions to real estate included in accounts payable and accrued expenses	$14,059	$10,767	$3,693

Mortgage note payable assumed in connection with the acquisition of real estate	$211,250	$143,900	$843,104

Redeemable noncontrolling interest in property partnership	$98,787	$—	$—

Preferred units issued in connection with the acquisition of real estate	$79,405	$—	$—

Note receivable converted to real estate	$—	$—	$22,500

Dividends and distributions declared but not paid	$110,488	$91,901	$81,031

Conversions of noncontrolling interests to stockholders’ equity	$34,621	$85,498	$17,182

Conversion of redeemable preferred units to common units	$5,852	$—	$—

Issuance of restricted securities to employees and directors	$26,198	$25,087	$19,222

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties, Inc. (the “Company”), a Delaware corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the sole general partner of Boston Properties Limited Partnership (the “Operating Partnership”) and at December 31, 2012 owned an approximate 89.0% (88.3% at December 31, 2011) general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2008, February 2011 and February 2012, the Company issued LTIP Units in connection with the granting to employees of outperformance awards (also referred to as “2008 OPP Units,” “2011 OPP Units” and “2012 OPP Units,” respectively, and collectively as “OPP Units”). Because the rights, preferences and privileges of OPP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude OPP Units. On February 5, 2011, the measurement period for the Company’s 2008 OPP Unit awards expired and the Company’s total return to shareholders was not sufficient for employees to earn and therefore become eligible to vest in any of the 2008 OPP Unit awards. Accordingly, all 2008 OPP Unit awards were automatically forfeited (See Notes 11 and 17).

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

At December 31, 2012, there were two series of Preferred Units outstanding (i.e., Series Two Preferred Units and Series Four Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Each Series Two Preferred Unit may also be converted into approximately 1.312336 OP Units or redeemed for $50.00 of cash at the election of the holder thereof or the Operating Partnership in accordance with the terms and conditions set forth in the applicable amendment to the partnership agreement. The Series Four Preferred Units are not convertible into or exchangeable for any common equity of the Operating Partnership or the Company, have a per unit liquidation preference of $50.00 and are entitled to receive quarterly distributions of $0.25 per unit (or an annual rate of 2.00%) (See Note 11).

All references herein to the Company refer to Boston Properties, Inc. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

Properties

At December 31, 2012, the Company owned or had interests in a portfolio of 157 commercial real estate properties (the “Properties”) aggregating approximately 44.4 million net rentable square feet, including nine properties under construction totaling approximately 2.8 million net rentable square feet. In addition, the Company has structured parking for approximately 46,833 vehicles containing approximately 15.9 million square feet. At December 31, 2012, the Properties consist of:

•	149 office properties, including 132 Class A office properties (including eight properties under construction) and 17 Office/Technical properties;

•	one hotel;

•	four retail properties; and

•	three residential properties (including one property under construction).

The Company owns or controls undeveloped land parcels totaling approximately 509.3 acres. In addition, the Company has a noncontrolling interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At December 31, 2012, the Value-Added Fund had investments in 23 buildings comprised of two office complexes in Mountain View, California.

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

2. Summary of Significant Accounting Policies

Real Estate

Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-” and “below-market” leases, leasing and assumed financing origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities, and allocates the purchase price to the acquired assets and assumed liabilities, including land and buildings as if vacant. The Company assesses and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenant’s credit quality and expectations of lease renewals. Based on its acquisitions to date, the Company’s allocation to customer relationship intangible assets has been immaterial.

The Company records acquired “above-” and “below-market” leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below—market leases. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses.

Management reviews its long-lived assets for impairment following the end of each quarter and when there is an event or change in circumstances that indicates an impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. If such criteria are present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair value.

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

Real estate is stated at depreciated cost. A variety of costs are incurred in the acquisition, development and leasing of properties. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. The Company expenses costs that it incurs to effect a business combination such as legal, due diligence and other closing related costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determinations of when a development project commences and capitalization begins, and when a development project is substantially complete and held available for occupancy and capitalization must cease, involve a degree of judgment. The Company’s capitalization policy on development properties is guided by guidance in ASC 835-20 “Capitalization of Interest”

and ASC 970 “Real Estate – General” (formerly known as SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Projects”). The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs necessary to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company begins the capitalization of costs during the pre-construction period, which it defines as activities that are necessary to the development of the property. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction, or if activities necessary for the development of the property have been suspended. Interest costs capitalized for the years ended December 31, 2012, 2011 and 2010 were $44.3 million, $48.2 million and $41.0 million, respectively. Salaries and related costs capitalized for the years ended December 31, 2012, 2011 and 2010 were $7.1 million, $6.5 million and $6.2 million, respectively.

Expenditures for repairs and maintenance are charged to operations as incurred. Significant betterments are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.

The Company computes depreciation and amortization on properties using the straight-line method based on estimated useful asset lives. In accordance with ASC 805 (formerly known as SFAS No. 141(R)), the Company allocates the acquisition cost of real estate to its components and depreciates or amortizes these assets (or liabilities) over their useful lives. The amortization of acquired “above-” and “below-market” leases and acquired in-place leases is recorded as an adjustment to revenue and depreciation and amortization, respectively, in the Consolidated Statements of Operations.

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

Investments in Securities

The Company accounts for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. The Company maintains a deferred compensation plan that is designed to allow officers of the Company to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2012 and 2011, the Company had maintained approximately $12.2 million and $9.5 million, respectively, in a separate account, which is not restricted as to its use. The Company recognized gains (losses) of approximately $1.4 million, $(0.4) million and $0.9 million on its investments in the account associated with the Company’s deferred compensation plan during the years ended December 31, 2012, 2011 and 2010, respectively.

Tenant and Other Receivables

Tenant and other accounts receivable, other than accrued rents receivable, are expected to be collected within one year.

Deferred Charges

Deferred charges include leasing costs and financing fees. Leasing costs include an allocation for acquired intangible in-place lease values and direct and incremental fees and costs incurred in the successful negotiation of leases, including brokerage, legal, internal leasing employee salaries and other costs which have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Internal leasing salaries and related costs capitalized for the years ended December 31, 2012, 2011 and 2010 were $5.6 million, $4.4 million and $5.4 million, respectively. External fees and costs incurred to obtain long-term financing have been deferred and are being amortized over the terms of the respective loans on a basis that approximates the effective interest method and are included with interest expense. Unamortized financing and leasing costs are charged to expense upon the early repayment or significant modification of the financing or upon the early termination of the lease, respectively. Fully amortized deferred charges are removed from the books upon the expiration of the lease or maturity of the debt.

Investments in Unconsolidated Joint Ventures

The Company consolidates variable interest entities (VIEs) in which it is considered to be the primary beneficiary. VIEs are entities in which the equity investors do not have sufficient equity at risk to finance their endeavors without additional financial support or that the holders of the equity investment at risk do not have a controlling financial interest. The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance, and (2) the obligation to absorb losses and right to receive the returns from the variable interest entity that would be significant to the variable interest entity. For ventures that are not VIEs the Company consolidates entities for which it has significant decision making control over the ventures’ operations. The Company’s judgment with respect to its level of influence or control of an entity involves the consideration of various factors including the form of the Company’s ownership interest, its representation in the entity’s governance, the size of its investment (including loans), estimates of future cash flows, its ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace the Company as manager and/or liquidate the venture, if applicable. The Company’s assessment of its influence or control over an entity affects the presentation of these investments in the Company’s consolidated financial statements. In addition to evaluating control rights, the Company consolidates entities in which the outside partner has no substantive kick-out rights to remove the Company as the managing member.

Accounts of the consolidated entity are included in the accounts of the Company and the non-controlling interest is reflected on the Consolidated Balance Sheets as a component of equity or in temporary equity between liabilities and equity. Investments in Unconsolidated Joint Ventures are recorded initially at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the life of the related asset. Under the equity method of accounting, the net equity investment of the Company is reflected within the Consolidated

Balance Sheets, and the Company’s share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, the Company’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. The Company may account for cash distributions in excess of its investment in an unconsolidated joint venture as income when the Company is not the general partner in a limited partnership and when the Company has neither the requirement nor the intent to provide financial support to the joint venture. The Company’s investments in unconsolidated joint ventures are reviewed for impairment periodically and the Company records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. The Company will record an impairment charge if it determines that a decline in the value below the carrying value of an investment in an unconsolidated joint venture is other than temporary.

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

Dividends

Earnings and profits, which determine the taxability of dividends to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of gains/losses on the sale of real property, revenue and expense recognition, compensation expense, and in the estimated useful lives and basis used to compute depreciation.

The tax treatment of common dividends per share for federal income tax purposes is as follows:

	For the year ended December 31,
	2012		2011		2010
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$2.29	96.45%	$2.06	97.39%	$1.17	58.39%
Capital gain income	0.08	3.55%	0.05	2.61%	—	—
Return of capital	—	—	—	—	0.83	41.61%

Total	$2.37	100.00%	$2.11	100.00%	$2.00	100.00%

Revenue Recognition

Contractual rental revenue is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenue by approximately $77.6 million, $77.0 million and $85.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, as the revenue recorded exceeded amounts billed. Accrued rental income, as reported on the Consolidated Balance Sheets, represents cumulative rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements. The Company maintains an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. The Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectability differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The credit risk is mitigated by the high quality of the Company’s existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of the Company’s portfolio to identify potential problem tenants.

In accordance with ASC 805 (formerly SFAS No. 141(R)), the Company recognizes rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the terms of the respective leases. The impact of the acquired in-place “above-” and “below-market” leases increased revenue by approximately $14.6 million, $10.8 million and $2.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The following table summarizes the scheduled amortization of the Company’s acquired “above-” and “below-market” lease intangibles for each of the five succeeding years (in thousands).

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2013	$5,179	$20,190
2014	4,220	19,095
2015	3,295	13,633
2016	2,550	11,823
2017	2,036	9,107

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

The Company’s parking revenues are derived from leases, monthly parking and transient parking. The Company recognizes parking revenue as earned.

The Company’s hotel revenues are derived from room rentals and other sources such as charges to guests for telephone service, movie and vending commissions, meeting and banquet room revenue and laundry services. Hotel revenues are recognized as earned.

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

Ground Leases

The Company has non-cancelable ground lease obligations with various initial term expiration dates through 2068. The Company recognizes ground rent expense on a straight-line basis over the terms of the respective ground lease agreements. The future contractual minimum lease payments to be made by the Company as of December 31, 2012, under non-cancelable ground leases which expire on various dates through 2068, are as follows:

Years Ending December 31,	(in thousands)
2013	$12,820
2014	13,184
2015	13,507
2016	13,732
2017	13,963
Thereafter	913,655

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

Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012			December 31, 2011
	Carrying Amount		Estimated Fair Value	Carrying Amount		Estimated Fair Value
Mortgage notes payable	$3,102,485		$3,256,940	$3,123,267		$3,297,903
Unsecured senior notes	4,639,528		5,162,486	3,865,186		4,148,461
Unsecured exchangeable senior notes	1,170,356	(1)	1,278,554	1,715,685	(1)	1,904,115

Total	$8,912,369		$9,697,980	$8,704,138		$9,350,479

(1)	Includes the net impact of Accounting Standards Codification (“ASC”) ASC 470-20 totaling approximately $25.5 million and $54.5 million at December 31, 2012 and December 31, 2011, respectively.

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

The Company owns a hotel property which is managed through a taxable REIT subsidiary. The hotel taxable REIT subsidiary, a wholly owned subsidiary of the Operating Partnership, is the lessee pursuant to the lease for the hotel property. As lessor, the Operating Partnership is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreements. In connection with the restructuring, the revenue and expenses of the hotel property are being reflected in the Company’s Consolidated Statements of Operations. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, the Company has recorded a tax provision in the Company’s Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010.

The net difference between the tax basis and the reported amounts of the Company’s assets and liabilities is approximately $0.8 billion and $0.9 billion as of December 31, 2012 and 2011, respectively, which is primarily related to the difference in basis of contributed property and accrued rental income.

Certain entities included in the Company’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.

The following table reconciles GAAP net income attributable to Boston Properties, Inc. to taxable income:

	For the year ended December 31,
	2012	2011	2010
	(in thousands)
Net income attributable to Boston Properties, Inc.	$289,650	$272,679	$159,072
Straight-line rent adjustments	(80,281)	(77,422)	(75,943)
Book/Tax differences from depreciation and amortization	105,599	117,675	67,362
Book/Tax differences on gains/losses from capital transactions	(22,408)	(38,443)	(2,373)
Book/Tax differences from stock-based compensation	19,660	827	(1,957)
Book/Tax differences on losses from early extinguishments of debt	—	40	6,448
Other book/tax differences, net	35,461	29,349	3,921

Taxable income	$347,681	$304,705	$156,530

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

Out-of-Period Adjustment

During the year ended December 31, 2012, the Company recorded additional real estate operating expenses totaling approximately $3.2 million related to the cumulative non-cash straight-line adjustment to the ground rent expense of certain ground leases that were not previously recognized on a straight-line basis. This resulted in the overstatement of real estate operating expenses by approximately $3.2 million during the year ended December 31, 2012 and in the understatement of real estate operating expenses in the aggregate amount of approximately $3.2 million in previous periods. Because this adjustment was not material to the prior years’ consolidated financial statements and the impact of recording the adjustment in the current period is not material to the Company’s consolidated financial statements, the Company recorded the related adjustment during the year ended December 31, 2012.

3.     Real Estate

Real estate consisted of the following at December 31 (in thousands):

	2012	2011
Land	$2,605,162	$2,356,522
Land held for future development	275,094	266,822
Buildings and improvements	9,517,343	8,658,468
Tenant improvements	1,435,508	1,262,616
Furniture, fixtures and equipment	23,441	26,359
Construction in progress	1,036,780	818,685

Total	14,893,328	13,389,472
Less: Accumulated depreciation	(2,934,160)	(2,642,986)

	$11,959,168	$10,746,486

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

On March 13, 2012, the Company acquired 100 Federal Street in Boston, Massachusetts for an aggregate investment of approximately $615.0 million in cash. In connection with the transaction, the Company entered into a long-term lease with an affiliate of Bank of America for approximately 732,000 square feet. 100 Federal Street is an approximately 1,265,000 net rentable square foot, 37-story Class A office tower located in Boston, Massachusetts. The following table summarizes the allocation of the aggregate purchase price of 100 Federal Street at the date of acquisition (in thousands).

Land	$131,067
Building and improvements	387,321
Tenant improvements	48,633
In-place lease intangibles	69,530
Above-market rents	81
Other assets	4,800
Below-market rents	(22,515)
Accounts payable and accrued expenses	(3,917)

Net assets acquired	$615,000

On October 4, 2012, the Company completed the formation of a joint venture, which owns and operates Fountain Square located in Reston, Virginia, adjacent to the Company’s other Reston properties. Fountain Square is an office and retail complex aggregating approximately 758,000 net rentable square feet, comprised of approximately 521,000 net rentable square feet of Class A office space and approximately 237,000 net rentable square feet of retail space. The joint venture partner contributed the property valued at approximately $385.0 million and related mortgage indebtedness totaling approximately $211.3 million for a nominal 50% interest in the joint venture. The Company contributed cash totaling approximately $87.0 million for its nominal 50% interest, which cash was distributed to the joint venture partner. The Company is consolidating this joint venture. The mortgage loan bears interest at fixed rate of 5.71% per annum and matures on October 11, 2016. Pursuant to the joint venture agreement (i) the Company has rights to acquire the partner’s nominal 50% interest and (ii) the partner has the right to cause the Company to acquire the partner’s interest on January 4, 2016, in each case at a fixed price totaling approximately $102.0 million in cash (See Note 11). The fixed price option rights expire on January 31, 2016. The following table summarizes the allocation of the aggregate purchase price of Fountain Square at the date of acquisition (in thousands).

Land	$56,853
Building and improvements	274,735
Tenant improvements	31,563
In-place lease intangibles	41,256
Other assets	35,774
Above market rents	6,240
Below market rents	(7,089)
Above market assumed debt adjustment	(23,122)
Other liabilities	(6,194)

Total aggregate consideration	$410,016
Less: Indebtedness assumed	(211,250)
Redeemable noncontrolling interest	(98,787)

Net assets acquired	$99,979

100 Federal Street contributed approximately $52.6 million of revenue and approximately $8.5 million of earnings to the Company for the period from March 13, 2012 through December 31, 2012. Fountain Square contributed approximately $8.7 million of revenue and approximately $(3.2) million of earnings to the Company for the period from October 4, 2012 through December 31, 2012. 453 Ravendale Drive contributed approximately $0.5 million of revenue and approximately $0.2 million of earnings to the Company for the period from March 1, 2012 through December 31, 2012.

The accompanying unaudited pro forma information for the years ended December 31, 2012 and 2011 is presented as if the operating property acquisitions of (1) 453 Ravendale Drive on March 1, 2012, (2) 100 Federal Street on March 13, 2012 and (3) Fountain Square on October 4, 2012, had occurred on January 1, 2011. This unaudited pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

Pro Forma (Unaudited) (in thousands, except per share data)	Year ended December 31,
	2012	2011
Total revenue	$1,917,292	$1,852,446
Income from continuing operations	$292,089	$315,753
Net income attributable to Boston Properties, Inc.	$282,737	$269,501
Basic earnings per share:
Net income per share attributable to Boston Properties, Inc.	$1.88	$1.85
Diluted earnings per share:
Net income per share attributable to Boston Properties, Inc.	$1.88	$1.84

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

On August 29, 2012, the Company acquired the development project located at 680 Folsom Street and 50 Hawthorne Street (which we refer to collectively herein as 680 Folsom Street) in San Francisco, California. When completed, the project will comprise approximately 522,000 net rentable square feet of Class A office and retail space. The project is approximately 85% pre-leased and as a result the Company has accounted for the acquisition as a business combination. The estimated project cost upon completion is approximately $340 million. As part of the transaction, the Company also acquired the corner site of 690 Folsom Street, which is an adjacent parcel with a vacant 22,000 square foot, two-story structure that may be redeveloped in the future. The consideration paid by the Company to the seller consisted of approximately $62.2 million in cash and the issuance of 1,588,100 Series Four Preferred Units of limited partnership interest in the Company’s Operating Partnership. The Series Four Preferred Units are not convertible into or exchangeable for any common equity of the Operating Partnership or the Company, have a per unit liquidation preference of $50.00 and are entitled to receive quarterly distributions of $0.25 per unit (or an annual rate of 2.0%) (See Note 11). In connection with the acquisition, the Company also assumed a $170.0 million construction loan commitment (See Note 6). The following table summarizes the allocation of the aggregate purchase price of 680 Folsom Street at the date of acquisition (in thousands).

Construction in progress	$117,046
Land held for future development	3,058
In-place lease intangibles	32,799
Deferred financing costs	245
Prepaid expenses and other assets	7,473
Accounts payable and accrued expenses	(14,502)

Net assets acquired	$146,119

Dispositions

On January 31, 2012, the servicer of the non-recourse mortgage loan collateralized by the Company’s Montvale Center property located in Gaithersburg, Maryland foreclosed on the property. During 2011, the Company had notified the master servicer of the non-recourse mortgage loan that the cash flows generated from the property were insufficient to fund debt service payments and capital improvements necessary to lease and operate the property and that the Company was not prepared to fund any cash shortfalls. The Company was not current on making debt service payments and began accruing interest at the default interest rate of 9.93% per annum. The loan was originally scheduled to mature on June 6, 2012. As a result of the foreclosure, the Company recognized a gain on forgiveness of debt of approximately $17.8 million during the quarter ended March 31, 2012. Due to a procedural error by the trustee, the foreclosure sale was subsequently dismissed by the applicable court prior to ratification. As a result, the Company has revised its financial statements to properly reflect the property and related mortgage debt on its consolidated balance sheet at December 31, 2012 and has reversed the gain on forgiveness of debt and recognized the operating activity from the property within its consolidated statement of operations for the year ended December 31, 2012. A subsequent foreclosure sale occurred on December 21, 2012 and ratification by the applicable court is pending (See Notes 6 and 19).

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

The following table summarizes the income from discontinued operations related to Bedford Business Park and the related gain on sale of real estate for the years ended December 31, 2012, 2011 and 2010:

	For the year ended December 31,
	2012	2011	2010
	(in thousands)
Total revenue	$3,526	$8,206	$7,494
Expenses
Operating	1,510	3,753	3,540
Depreciation and amortization	976	2,572	2,512

Total expenses	2,486	6,325	6,052
Income from discontinued operations	$1,040	$1,881	$1,442
Noncontrolling interest in income from discontinued operations – common units of the Operating Partnership	(109)	(215)	(184)

Income from discontinued operations attributable to Boston Properties, Inc.	$931	$1,666	$1,258

Gain on sale of real estate from discontinued operations	$36,877	$—	$—
Noncontrolling interest in gain on sale of real estate from discontinued operations – common units of the Operating Partnership	(4,045)	—	—

Gain on sale of real estate from discontinued operations attributable to Boston Properties, Inc.	$32,832	$—	$—

4.     Deferred Charges

Deferred charges consisted of the following at December 31, (in thousands):

	2012	2011
Leasing costs, including lease related intangibles	$790,740	$598,352
Financing costs	90,682	85,554

	881,422	683,906
Less: Accumulated amortization	(293,187)	(238,503)

	$588,235	$445,403

The following table summarizes the scheduled amortization of the Company’s acquired in-place lease intangibles for each of the five succeeding years (in thousands).

Acquired In-Place Lease Intangibles
2013	$43,077
2014	35,861
2015	20,242
2016	15,041
2017	11,215

5.     Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at December 31, 2012:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%
The Metropolitan Square Associates LLC	Metropolitan Square	51.0%
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0%(1)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3%(2)
RBP Joint Venture LLC	Eighth Avenue and 46th Street	50.0%(3)
Boston Properties Office Value-Added Fund, L.P.	Mountain View Research and Technology Parks	39.5%(1)
Annapolis Junction NFM, LLC	Annapolis Junction	50.0%(4)
767 Venture, LLC	767 Fifth Avenue (The GM Building)	60.0%
2 GCT Venture LLC	Two Grand Central Tower	60.0%(5)
540 Madison Venture LLC	540 Madison Avenue	60.0%
125 West 55th Street Venture LLC	125 West 55th Street	60.0%
500 North Capitol LLC	500 North Capitol Street, NW	30.0%(6)
Transit Tower Site LLC	Transbay Tower	50.0%(7)

(1)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(2)	The Company’s wholly-owned entity that owns the office component of the project also owns a 33.3% interest in the entity owning the land, parking and infrastructure of the project.
(3)	This property is not in operation and consists of assembled land.
(4)	Comprised of one building, two buildings under construction and two undeveloped land parcels.
(5)	The property was sold on October 25, 2011. As of December 31, 2012, the investment is comprised of working capital and a portion of undistributed sale proceeds.
(6)	This property has been partially placed in-service.
(7)	See Note 20.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
ASSETS
Real estate and development in process, net	$4,494,971	$4,542,594
Other assets	673,716	668,113

Total assets	$5,168,687	$5,210,707

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$3,039,922	$2,988,894
Other liabilities	792,888	854,257
Members’/Partners’ equity	1,335,877	1,367,556

Total liabilities and members’/partners’ equity	$5,168,687	$5,210,707

Company’s share of equity	$787,941	$799,479
Basis differentials (1)	(128,025)	(129,757)

Carrying value of the Company’s investments in unconsolidated joint ventures	$659,916	$669,722

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from impairment of investments and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the joint ventures are as follows:

	For the year ended December 31,
	2012	2011	2010
	(in thousands)
Total revenue (1)	$564,205	$589,294	$607,915
Expenses
Operating	162,665	170,404	175,309
Depreciation and amortization	163,134	190,437	215,533
Impairment losses	—	40,468	—

Total expenses	325,799	401,309	390,842
Operating income	238,406	187,985	217,073
Other income (expense)
Interest expense	(224,645)	(228,494)	(235,723)
Loss on guarantee obligation	—	—	(3,800)
Gains from early extinguishments of debt	—	—	17,920

Income (loss) from continuing operations	13,761	(40,509)	(4,530)
Gain on sale of real estate	990	—	—

Net income (loss)	$14,751	$(40,509)	$(4,530)

Company’s share of net income (loss)	$6,863	$(25,374)	$(5,691)
Gain on sale of real estate	—	46,166	572
Basis differential	1,732	27,226	6,565
Elimination of inter-entity interest on partner loan	40,483	37,878	35,328

Income from unconsolidated joint ventures	$49,078	$85,896	$36,774

(1)	Includes straight-line rent adjustments of $12.0 million, $21.9 million and $24.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Includes net below-market rent adjustments of $91.1 million, $120.3 million and $132.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Total revenue for the year ended December 31, 2012 includes termination income totaling approximately $19.6 million (of which the Company’s share is approximately $11.8 million) related to a lease termination with a tenant at 767 Fifth Avenue (The GM Building).

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

On October 19, 2012, the Company formed a joint venture to pursue the acquisition of land in San Francisco, California which could support a 61-story, 1.4 million square foot office tower known as Transbay Tower. The purchase price for the land is approximately $190.0 million. The Company has a 50% interest in the joint venture. The Company has provided a non-refundable deposit for the land purchase in the form of a letter of credit totaling $5.0 million. There can be no assurance that the acquisition will be consummated on the terms currently contemplated or at all (See Note 20).

On November 21, 2012, the Company’s partner in its Annapolis Junction joint venture contributed a parcel of land and improvements and the Company contributed cash of approximately $5.4 million. The Company has a 50% interest in this joint venture. The venture has commenced construction of Annapolis Junction Building Seven, which when completed will consist of a Class A office property with approximately 125,000 net rentable square feet located in Annapolis, Maryland.

6.     Mortgage Notes Payable

The Company had outstanding mortgage notes payable totaling approximately $3.1 billion and $3.1 billion as of December 31, 2012 and 2011, respectively, each collateralized by one or more buildings and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through April 10, 2022.

Fixed rate mortgage notes payable totaled approximately $3.1 billion and $3.1 billion at December 31, 2012 and 2011, respectively, with contractual interest rates ranging from 4.75% to 9.93% per annum at December 31, 2012 and 2011 (with weighted-averages of 5.65% and 5.75% at December 31, 2012 and 2011, respectively).

There were no variable rate mortgage loans at December 31, 2012 and December 31, 2011. As of December 31, 2012 and 2011, the LIBOR rate was 0.21% and 0.30%, respectively.

On January 31, 2012, the servicer of the non-recourse mortgage loan collateralized by the Company’s Montvale Center property located in Gaithersburg, Maryland foreclosed on the property. During 2011, the Company had notified the master servicer of the non-recourse mortgage loan that the cash flows generated from the property were insufficient to fund debt service payments and capital improvements necessary to lease and operate the property and that the Company was not prepared to fund any cash shortfalls. The Company was not current on making debt service payments and began accruing interest at the default interest rate of 9.93% per annum. The loan was originally scheduled to mature on June 6, 2012. As a result of the foreclosure, the Company recognized a gain on forgiveness of debt of approximately $17.8 million during the quarter ended March 31, 2012. Due to a procedural error by the trustee, the foreclosure sale was subsequently dismissed by the applicable court prior to ratification. As a result, the Company has revised its financial statements to properly reflect the property and related mortgage debt on its consolidated balance sheet at December 31, 2012 and has reversed the gain on forgiveness of debt and recognized the operating activity from the property within its consolidated statement of operations for the year ended December 31, 2012. A subsequent foreclosure sale occurred on December 21, 2012, and ratification by the applicable court is pending. (See Notes 3 and 19).

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

On August 29, 2012, in connection with the Company’s acquisition of the development project located at 680 Folsom Street in San Francisco, California, the Company assumed the construction loan commitment collateralized by the project (See Note 3). The assumed construction loan commitment totaling $170.0 million bore interest at a variable rate equal to LIBOR plus 3.70% per annum and was scheduled to mature on May 30, 2015 with two, one-year extension options, subject to certain conditions. On December 18, 2012, the Company terminated the construction loan facility. The Company had not drawn any amounts under the facility.

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

On October 4, 2012, in connection with the formation of a consolidated joint venture which owns and operates Fountain Square located in Reston, Virginia, the Company assumed the mortgage loan collateralized by the property totaling approximately $211.3 million. The assumed mortgage loan, which bears contractual interest at a fixed rate of 5.71% per annum and matures on October 11, 2016, was recorded at its fair value of approximately $234.4 million using an effective interest rate of 2.56% per annum. The Company has a 50% interest in the consolidated joint venture (See Note 3).

Five mortgage loans totaling approximately $951.5 million at December 31, 2012 and six mortgage loans totaling approximately $953.1 million at December 31, 2011 have been accounted for at their fair values on the dates the mortgage loans were assumed. The impact of recording the mortgage loans at fair value resulted in a decrease to interest expense of approximately $7.0 million, $9.2 million and $3.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The cumulative liability related to the fair value adjustments was $38.6 million and $23.8 million at December 31, 2012 and 2011, respectively, and is included in mortgage notes payable in the Consolidated Balance Sheets.

Contractual aggregate principal payments of mortgage notes payable at December 31, 2012 are as follows:

Principal Payments
(in thousands)
2013	$105,313
2014	87,757
2015	26,182
2016	608,879
2017	1,521,750
Thereafter	713,960

Total aggregate principal payments	3,063,841
Unamortized balance of historical fair value adjustments	38,644

Total carrying value of mortgage notes payable	$3,102,485

7.     Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of December 31, 2012 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
12 Year Unsecured Senior Notes	5.625%	5.693%	$300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023

Total principal			4,650,000
Net unamortized discount			(10,472)

Total			$4,639,528

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

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

The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2012, the Company was in compliance with each of these financial restrictions and requirements.

8.     Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of December 31, 2012 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by the Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(3)	450,000	May 18, 2013(4)	May 15, 2036

Total principal					1,197,500
Net unamortized discount					(1,653)
Adjustment for the equity component allocation, net of accumulated amortization					(25,491)

Total					$1,170,356

(1)	Yield on issuance date including the effects of discounts on the notes but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock). In addition, the Company entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions were intended to increase the effective exchange price to the Company of the notes from $117.58 to approximately $137.17 per share (subject to adjustment), representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s common stock. The net cost of the capped call transactions was approximately $44.4 million. As of December 31, 2012, the effective exchange price was $134.70 per share.
(3)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of Boston Properties, Inc.’s common stock.
(4)	Holders may require the Operating Partnership to repurchase the notes for cash on May 18, 2013 and on May 15 of 2016, 2021, 2026 and 2031 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.

ASC 470-20 (formerly known as FSP No. APB 14-1) requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires that the initial proceeds from the sale of the Operating Partnership’s $862.5 million of 2.875% exchangeable senior notes due 2037 (all of which have been redeemed/repurchased as of December 31, 2012), $450.0 million of 3.75% exchangeable senior notes due 2036 and $747.5 million of 3.625% exchangeable senior notes due 2014 be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Operating Partnership at such time. The Company measured the fair value of the debt components of the 2.875%, 3.75% and 3.625% exchangeable senior notes for the periods presented based on effective interest rates of 5.630%, 5.958% and 6.555%, respectively. The aggregate carrying amount of the debt component was approximately

$1.17 billion and 1.72 billion (net of the ASC 470-20 adjustment of approximately $25.5 million and $54.5 million) at December 31, 2012 and December 31, 2011, respectively. As a result, the Company attributed an aggregate of approximately $230.3 million of the proceeds to the equity component of the notes, which represents the excess proceeds received over the fair value of the notes at the date of issuance. The equity component of the notes has been reflected within Additional Paid-in Capital in the Consolidated Balance Sheets. The Company reclassified approximately $1.0 million of deferred financing costs to Additional Paid-in Capital, which represented the costs attributable to the equity components of the notes. The carrying amount of the equity component was approximately $148.5 million and $202.5 million at December 31, 2012 and December 31, 2011, respectively. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates or, in the case of the 2014 notes, the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each debt security will increase in subsequent reporting periods through the first optional redemption date (or, in the case of the 2014 notes, the maturity date) as the debt accretes to its par value over the same period. The aggregate contractual interest expense was approximately $48.4 million, $66.3 million and $69.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. As a result of applying ASC 470-20, the Company reported additional non-cash interest expense of approximately $29.1 million, $38.8 million and $38.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. ASC 470-20 requires companies to retrospectively apply the requirements of the pronouncement to all periods presented.

On January 10, 2012, the Company announced that holders of the 2.875% Exchangeable Senior Notes due 2037 (the “Notes”) issued by its Operating Partnership had the right to surrender their Notes for purchase by the Operating Partnership (the “Put Right”) on February 15, 2012. The opportunity to exercise the Put Right expired on February 8, 2012. On January 10, 2012, the Company also announced that the Operating Partnership issued a notice of redemption to the holders of the Notes to redeem, on February 20, 2012 (the “Redemption Date”), all of the Notes outstanding on the Redemption Date. In connection with the redemption, holders of the Notes had the right to exchange their Notes on or prior to February 16, 2012. Notes with respect to which the Put Right was not exercised (or with respect to which the Put Right was exercised and subsequently withdrawn prior to the withdrawal deadline) and that were not surrendered for exchange on or prior to February 16, 2012, were redeemed by the Operating Partnership on the Redemption Date at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest thereon to, but excluding, the Redemption Date. Holders of an aggregate of $242,735,000 of the Notes exercised the Put Right and the Operating Partnership repurchased such Notes on February 15, 2012. On February 20, 2012, the Operating Partnership redeemed the remaining $333,459,000 of outstanding Notes at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest thereon.

9.     Unsecured Line of Credit

On June 24, 2011, the Company’s Operating Partnership amended and restated the revolving credit agreement governing the Company’s Unsecured Line of Credit, which (1) reduced the total commitment from $1.0 billion to $750.0 million, (2) extended the maturity date from August 3, 2011 to June 24, 2014, with a provision for a one-year extension at the Company’s option, subject to certain conditions and the payment of an extension fee equal to 0.20% of the total commitment then in effect, and (3) increased the per annum variable interest rates available, which resulted in an increase of the per annum variable interest rate on outstanding balances from Eurodollar plus 0.475% per annum to Eurodollar plus 1.225% per annum. Under the amended Unsecured Line of Credit, the Company may increase the total commitment to $1.0 billion, subject to syndication of the increase. In addition, a facility fee currently equal to an aggregate of 0.225% per annum of the total commitment is payable by the Company in equal quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in the Operating Partnership’s unsecured debt ratings. The Unsecured Line of Credit is a recourse obligation of the Company’s Operating Partnership. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced interest rate. At December 31, 2012 and 2011, there were no amounts outstanding on the Unsecured Line of Credit.

The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (5) a minimum net worth requirement of $3.5 billion, (6) an unsecured debt interest coverage ratio of at least 1.75 and (7) limitations on permitted investments, development, partially owned entities, business outside of commercial real estate and commercial non-office properties. At December 31, 2012, the Company was in compliance with each of these financial and other covenant requirements.

10.     Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence. In addition, in the normal course of business, the Company guarantees to certain tenants the obligations of its subsidiaries for the payment of tenant improvement allowances and brokerage commissions in connection with their leases and limited costs arising from delays in delivery of their premises.

The Company has letter of credit and performance obligations of approximately $13.1 million related to lender and development requirements.

In connection with the formation of a joint venture to pursue the acquisition of land in San Francisco, California which could support a 61-story, 1.4 million square foot office tower known as Transbay Tower, the Company provided a non-refundable deposit for the land purchase in the form of a letter of credit totaling $5.0 million. The purchase price of the land is approximately $190.0 million. The Company has a 50% interest in the joint venture (See Notes 5 and 20).

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

In connection with the assumption of 767 Fifth Avenue’s (The GM Building) secured loan by the Company’s unconsolidated joint venture, 767 Venture, LLC, the Company guaranteed the unconsolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of December 31, 2012, the maximum funding obligation under the guarantee was approximately $23.7 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

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

The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) and the Company can provide no assurance that it will be extended further. Currently, the Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism certified under TRIA other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). The Company also carries $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in the Company’s property insurance program which is provided by IXP, LLC (“IXP”) as a direct insurer. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage, with $1.375 billion of Terrorism Coverage in excess of $250 million being provided by NYXP, LLC (“NYXP”), as a direct insurer. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding the properties owned by the Company’s Value-Added Fund and certain other properties owned in joint ventures with third parties or which the Company manages. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the additional Terrorism Coverage provided by IXP for 601 Lexington Avenue, the NBCR Coverage provided by IXP and the Terrorism Coverage provided by NYXP are backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100.0 million and the coinsurance is 15%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in its portfolio or for any other reason. In the event TRIPRA is not extended beyond December 31, 2014, (i) the Company may pursue alternative approaches to secure coverage for acts of terrorism thereby potentially increasing its overall cost of insurance, (ii) if such insurance is not available at commercially reasonable rates with limits equal to its current coverage or at all, the Company may not continue to have full occurrence limit coverage for acts of terrorism, (iii) the Company may not satisfy the insurance requirements under existing or future debt financings secured by individual properties and (iv) we may not be able to obtain future debt financings secured by individual properties. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.

The Company also currently carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that the Company believes are commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, the Company currently carries earthquake insurance which covers its San Francisco region (excluding 680 Folsom Street) with a $120 million per occurrence limit and a $120 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. In addition, the builders risk policy maintained for the development of 680 Folsom Street in San Francisco includes a $20 million per occurrence and annual aggregate limit of earthquake coverage. The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact the Company’s ability to finance properties subject to earthquake risk. The Company may discontinue earthquake insurance on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.

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

The Company continues to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism and California earthquake risk in particular, but the Company cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. There are other types of losses, such as from wars, for which the Company cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if the Company experiences a loss that is uninsured or that exceeds policy limits, the Company could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that the Company could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Company’s business and financial condition and results of operations.

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

Tax Protection Obligations

In connection with the acquisition or contribution of seven properties, the Company entered into agreements for the benefit of the selling or contributing parties which specifically state that until such time as the contributors do not hold at least a specified percentage of the OP Units owned by such person following the contribution of the properties, or until June 9, 2017 for 767 Fifth Avenue (The GM Building), the Operating Partnership will not sell or otherwise transfer the properties in a taxable transaction. If the Company does sell or transfer the properties in a taxable transaction, it would be liable to the contributors for contractual damages.

11.     Noncontrolling Interests

Noncontrolling interests relate to the interests in the Operating Partnership not owned by the Company and interests in consolidated property partnerships not wholly-owned by the Company. As of December 31, 2012, the noncontrolling interests consisted of 16,053,497 OP Units, 1,303,296 LTIP Units, 400,000 2011 OPP Units, 400,000 2012 OPP Units, 995,997 Series Two Preferred Units (or 1,307,083 OP Units on an as converted basis) and 1,221,527 Series Four Preferred Units (not convertible into OP Units) held by parties other than the Company.

Noncontrolling Interest—Redeemable Preferred Units of the Operating Partnership

The Preferred Units at December 31, 2012 consisted of 995,997 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) 6.00% per annum on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). The holders of Series Two Preferred Units have the right to require the Operating Partnership to redeem their units for cash at the redemption price of $50.00 per unit on May 14, 2013 and May 12, 2014. The maximum number of units that may be required to be redeemed from all holders on each of these dates is 1,007,662, which is one-sixth of the number of Series Two Preferred Units that were originally issued. The holders also had the right to have their Series Two Preferred Units redeemed for cash on May 12, 2009, May 12, 2010, May 12, 2011 and May 14, 2012, although no holder exercised such right. The Company also has the right, subject to certain conditions, to redeem Series Two Preferred Units for cash or to convert into OP Units any Series Two Preferred Units that are not redeemed when they are eligible for redemption.

During the year ended December 31, 2012, 117,047 Series Two Preferred Units of the Operating Partnership were converted by the holders into 153,605 OP Units. In addition, the Company paid the accrued preferred distributions due to the holders of Preferred Units that were converted.

On February 15, 2012, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.75616 per unit. On May 15, 2012, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.73151 per unit. On August 15, 2012, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.75616 per unit. On November 15, 2012, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.75616 per unit.

The Preferred Units at December 31, 2012 also included 1,221,527 Series Four Preferred Units, which bear a preferred distribution equal to 2.00% per annum on a liquidation preference of $50.00 per unit and are not convertible into OP Units. In connection with the acquisition of 680 Folsom Street in San Francisco, California, the consideration paid by the Company to the seller included the issuance of 1,588,100 Series Four Preferred Units of limited partnership interest in the Company’s Operating Partnership. The holders of Series Four Preferred Units have the right, subject to certain conditions, to require the Operating Partnership to redeem their units for cash at the redemption price of $50.00 per unit. On August 31, 2012, a holder redeemed 366,573 Series Four Preferred Units for cash totaling approximately $18.3 million. The Company also has the right, subject to certain conditions, to redeem Series Four Preferred Units for cash at the redemption price of $50.00 per unit. Due to the holders’ redemption option existing outside the control of the Company, the Series Four Preferred Units are presented outside of permanent equity in the Company’s Consolidated Balance Sheets.

On November 15, 2012, the Operating Partnership paid a distribution on its outstanding Series Four Preferred Units of $0.21111 per unit.

The following table reflects the activity of the noncontrolling interests—redeemable preferred units of the Operating Partnership for the years ended December 31, 2012, 2011 and 2010 (in thousands):

Balance at December 31, 2009	$55,652
Net income	3,343
Distributions	(3,343)

Balance at December 31, 2010	$55,652
Net income	3,339
Distributions	(3,339)

Balance at December 31, 2011	$55,652
Issuance of redeemable preferred units (Series Four Preferred Units)	79,405
Net income	3,497
Distributions	(3,497)
Redemption of redeemable preferred units (Series Four Preferred Units)	(18,329)
Conversion of redeemable preferred units (Series Two Preferred Units) to common units	(5,852)

Balance at December 31, 2012	$110,876

Noncontrolling Interest—Redeemable Interest in Property Partnership

On October 4, 2012, the Company completed the formation of a joint venture, which owns and operates Fountain Square located in Reston, Virginia (See Note 3). The joint venture partner contributed the property valued at approximately $385.0 million and related mortgage indebtedness totaling approximately $211.3 million for a nominal 50% interest in the joint venture. The Company contributed cash totaling approximately $87.0 million for its nominal 50% interest, which cash was distributed to the joint venture partner. Pursuant to the joint venture agreement (i) the Company has rights to acquire the partner’s nominal 50% interest and (ii) the partner has the right to cause the Company to acquire the partner’s interest on January 4, 2016, in each case at a fixed price totaling approximately $102.0 million in cash. The fixed price option rights expire on January 31, 2016. The Company is consolidating this joint venture due to the Company’s right to acquire the partner’s nominal 50% interest. The Company initially recorded the noncontrolling interest at its acquisition-date fair value as temporary equity, due to the redemption option existing outside the control of the Company. The Company will accrete the changes in the redemption value quarterly over the period from the acquisition date to the earliest redemption date using the effective interest method. The Company will record the accretion after the allocation of net income and distributions of cash flow to the noncontrolling interest account balance.

The following table reflects the activity of the noncontrolling interest—redeemable interest in property partnership for the year ended December 31, 2012 (in thousands):

Balance at December 31, 2011	$—
Acquisition-date fair value of redeemable interest	98,787
Net loss	(719)
Distributions	(3,032)
Adjustment to reflect redeemable interest at redemption value	2,522

Balance at December 31, 2012	$97,558

Noncontrolling Interest—Common Units of the Operating Partnership

During the year ended December 31, 2012, 1,110,660 OP Units were presented by the holders for redemption (including 153,605 OP Units issued upon conversion of Series Two Preferred Units and 544,729 OP Units issued upon conversion of LTIP Units) and were redeemed by the Company in exchange for an equal number of shares of Common Stock.

At December 31, 2012, the Company had outstanding 400,000 2011 OPP Units and 400,000 2012 OPP Units (See Note 17). Prior to the measurement date (January 31, 2014 for 2011 OPP Units and February 6, 2015 for 2012 OPP Units), holders of OPP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of OPP Units, both vested and unvested, that OPP award recipients have earned, if any, based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

On January 27, 2012, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.55 per unit, and a distribution on the 2011 OPP Units in the amount of $0.055 per unit, to holders of record as of the close of business on December 31, 2011. On April 30, 2012, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.55 per unit, and a distribution on the 2011 OPP Units and 2012 OPP Units in the amount of $0.055 per unit, to holders of record as of the close of business on March 30, 2012. On July 31, 2012, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.55 per unit, and a distribution on the 2011 OPP Units and 2012 OPP Units in the amount of $0.055 per unit, to holders of record as of the close of business on June 29, 2012. On October 31, 2012, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.55 per unit, and a distribution on the 2011 OPP Units and 2012 OPP Units in the amount of $0.055 per unit, to holders or record as of the close of business on September 28, 2012. On November 8, 2012, the Company, as general partner of the Operating Partnership, declared a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit and a distribution on the 2011 OPP Units and 2012 OPP Units in the amount of $0.065 per unit, in each case payable on January 29, 2013 to holders of record as of the close of business on December 31, 2012.

The Series Two Preferred Units may be converted into OP Units at the election of the holder thereof at any time. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company. The Company may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (not owned by the Company and including LTIP Units assuming that all conditions had been met for the conversion thereof) and Series Two Preferred Units (on an as converted basis) had all of such units been redeemed at December 31, 2012 was approximately $1.8 billion and $138.3 million, respectively, based on the closing price of the Company’s common stock of $105.81 per share on December 31, 2012.

Noncontrolling Interest—Property Partnerships

The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $(2.0) million at December 31, 2012 and approximately $(1.1) million at December 31, 2011, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.

12. Stockholders’ Equity

As of December 31, 2012, the Company had 151,601,209 shares of Common Stock outstanding.

During the year ended December 31, 2012, the Company utilized its $600 million “at the market” (“ATM”) stock offering program to issue an aggregate of 2,347,500 shares of Common Stock for gross proceeds of approximately $249.8 million and net proceeds of approximately $247.0 million. As of December 31, 2012, approximately $305.3 million remained available for issuance under this ATM stock offering program.

During the years ended December 31, 2012 and 2011, the Company issued 22,823 and 316,159 shares of Common Stock, respectively, upon the exercise of options to purchase Common Stock by certain employees.

During the years ended December 31, 2012 and 2011, the Company issued 1,110,660 and 2,919,323 shares of Common Stock, respectively, in connection with the redemption of an equal number of OP Units.

On January 27, 2012, the Company paid a dividend in the amount of $0.55 per share of Common Stock to shareholders of record as of the close of business on December 31, 2011. On April 30, 2012, the Company paid a dividend in the amount of $0.55 per share of Common Stock to shareholders of record as of the close of business on March 30, 2012. On July 31, 2012, the Company paid a dividend in the amount of $0.55 per share of Common Stock to shareholders of record as of the close of business on June 29, 2012. On October 31, 2012, the Company paid a dividend in the amount of $0.55 per share of Common Stock to shareholders of record as of the close of business on September 28, 2012. On November 8, 2012, the Company’s Board of Directors declared a dividend of $0.65 per share of Common Stock payable on January 29, 2013 to shareholders of record as of the close of business on December 31, 2012.

13. Future Minimum Rents

The properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2013 to 2048. The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of December 31, 2012, under non-cancelable operating leases which expire on various dates through 2048, are as follows:

Years Ending December 31,	(in thousands)
2013	$1,388,064
2014	1,411,267
2015	1,376,772
2016	1,306,648
2017	1,179,722
Thereafter	6,241,627

No single tenant represented more than 10.0% of the Company’s total rental revenue for the years ended December 31, 2012, 2011 and 2010.

14.     Segment Information

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Boston, New York, Princeton, San Francisco and Washington, DC. Segments by property type include: Class A Office, Office/Technical, Residential and Hotel.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, transaction costs, interest expense, depreciation and amortization expense, gains (losses) from investments in securities, losses from early extinguishments of debt, income from unconsolidated joint ventures, gains on sales of real estate, discontinued operations and noncontrolling interests are not included in Net Operating Income as internal reporting addresses these items on a corporate level.

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

Information by geographic area and property type (dollars in thousands):

For the year ended December 31, 2012:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$620,586	$481,844	$61,350	$214,316	$366,393	$1,744,489
Office/Technical	22,460	—	—	494	16,264	39,218
Residential	3,936	—	—	—	16,632	20,568
Hotel	37,915	—	—	—	—	37,915

Total	684,897	481,844	61,350	214,810	399,289	1,842,190

% of Grand Totals	37.18%	26.16%	3.33%	11.66%	21.67%	100.00%
Rental Expenses:
Class A Office	244,753	160,386	29,218	84,262	117,138	635,757
Office/Technical	6,499	—	—	149	3,966	10,614
Residential	1,675	—	—	—	9,317	10,992
Hotel	28,120	—	—	—	—	28,120

Total	281,047	160,386	29,218	84,411	130,421	685,483

% of Grand Totals	41.00%	23.40%	4.26%	12.31%	19.03%	100.00%

Net operating income	$403,850	$321,458	$32,132	$130,399	$268,868	$1,156,707

% of Grand Totals	34.91%	27.79%	2.78%	11.27%	23.25%	100.00%

For the year ended December 31, 2011:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$540,924	$458,791	$62,648	$213,257	$359,544	$1,635,164
Office/Technical	25,349	—	—	—	16,236	41,585
Residential	985	—	—	—	5,632	6,617
Hotel	34,529	—	—	—	—	34,529

Total	601,787	458,791	62,648	213,257	381,412	1,717,895

% of Grand Totals	35.03%	26.71%	3.65%	12.41%	22.20%	100.00%
Rental Expenses:
Class A Office	208,133	152,649	30,150	80,729	101,559	573,220
Office/Technical	7,245	—	—	—	4,280	11,525
Residential	521	—	—	—	4,958	5,479
Hotel	26,128	—	—	—	—	26,128

Total	242,027	152,649	30,150	80,729	110,797	616,352

% of Grand Totals	39.27%	24.77%	4.89%	13.10%	17.97%	100.00%

Net operating income	$359,760	$306,142	$32,498	$132,528	$270,615	$1,101,543

% of Grand Totals	32.66%	27.79%	2.95%	12.03%	24.57%	100.00%

For the year ended December 31, 2010:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$366,200	$445,296	$65,475	$215,468	$335,508	$1,427,947
Office/Technical	25,499	—	—	—	15,849	41,348
Residential	—	—	—	—	—	—
Hotel	32,800	—	—	—	—	32,800

Total	424,499	445,296	65,475	215,468	351,357	1,502,095

% of Grand Totals	28.26%	29.65%	4.36%	14.34%	23.39%	100.00%
Rental Expenses:
Class A Office	137,361	146,381	31,486	78,978	92,892	487,098
Office/Technical	6,888	—	—	—	4,168	11,056
Residential	—	—	—	—	—	—
Hotel	25,153	—	—	—	—	25,153

Total	169,402	146,381	31,486	78,978	97,060	523,307

% of Grand Totals	32.37%	27.97%	6.02%	15.09%	18.55%	100.00%

Net operating income	$255,097	$298,915	$33,989	$136,490	$254,297	$978,788

% of Grand Totals	26.06%	30.54%	3.47%	13.95%	25.98%	100.00%

The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties, Inc.:

	Year ended December 31,
	2012	2011	2010
Net Operating Income	$1,156,707	$1,101,543	$978,788
Add:
Development and management services income	34,077	33,425	41,215
Income from unconsolidated joint ventures	49,078	85,896	36,774
Interest and other income	10,091	5,358	7,332
Gains (losses) from investments in securities	1,389	(443)	935
Gains on sales of real estate	—	—	2,734
Income from discontinued operations	1,040	1,881	1,442
Gain on sale of real estate from discontinued operations	36,877	—	—
Less:
General and administrative expense	82,382	79,610	79,396
Transaction costs	3,653	1,987	2,876
Suspension of development	—	—	(7,200)
Depreciation and amortization expense	453,068	436,612	335,859
Interest expense	413,564	394,131	378,079
Losses from early extinguishments of debt	4,453	1,494	89,883
Noncontrolling interest in property partnerships	3,792	1,558	3,464
Noncontrolling interest—redeemable preferred units of the Operating Partnership	3,497	3,339	3,343
Noncontrolling interest—common units of the Operating Partnership	31,046	36,035	23,915
Noncontrolling interest in gains on sales of real estate—common units of the Operating Partnership	—	—	349
Noncontrolling interest in discontinued operations—common units of the Operating Partnership	4,154	215	184

Net income attributable to Boston Properties, Inc.	$289,650	$272,679	$159,072

15.    Earnings Per Share

The following table provides a reconciliation of both the net income attributable to Boston Properties, Inc. and the number of common shares used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income attributable to Boston Properties, Inc. by the weighted-average number of common shares outstanding during the period. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Operating Partnership, as well as Common Stock of the Company. As a result, the Series Two Preferred Units are considered participating securities and are included in the computation of basic and diluted earnings per share of the Company if the effect of applying the if-converted method is dilutive. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. As a result, unvested restricted common stock of the Company’s LTIP Units and OPP Units are considered participating securities and are included in the computation of basic and diluted earnings per share of the Company if the effect of applying the if-converted method is dilutive. Because the OPP Units require the Company to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes such units from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of the Operating Partnership that are exchangeable for the Company’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	For the Year Ended December 31, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties, Inc.	$255,887	150,120	$1.71
Discontinued operations attributable to Boston Properties, Inc.	33,763	—	0.22

Net income attributable to Boston Properties, Inc.	$289,650	150,120	$1.93
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	591	(0.01)

Diluted Earnings:
Net income attributable to Boston Properties, Inc.	$289,650	150,711	$1.92

	For the Year Ended December 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties, Inc.	$271,013	145,693	$1.86
Discontinued operations attributable to Boston Properties, Inc.	1,666	—	0.01

Net income attributable to Boston Properties, Inc.	$272,679	145,693	$1.87
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	525	(0.01)

Diluted Earnings:
Net income attributable to Boston Properties, Inc.	$272,679	146,218	$1.86

	For the Year Ended December 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties, Inc.	$157,814	139,440	$1.13
Discontinued operations attributable to Boston Properties, Inc.	1,258	—	0.01

Net income attributable to Boston Properties, Inc.	$159,072	139,440	$1.14
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	617	—

Diluted Earnings:
Net income attributable to Boston Properties, Inc.	$159,072	140,057	$1.14

16.    Employee Benefit Plans

Effective January 1, 1985, the predecessor of the Company adopted a 401(k) Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. Upon formation, the Company adopted the Plan and the terms of the Plan.

Effective January 1, 2000, the Company amended the Plan by increasing the Company’s matching contribution to 200% of the first 3% from 200% of the first 2% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of an amount established by the IRS ($250,000, $245,000 and $245,000 in 2012, 2011 and 2010, respectively), indexed for inflation) and by eliminating the vesting requirement. The Company’s aggregate matching contribution for the years ended December 31, 2012, 2011 and 2010 was $3.2 million, $3.1 million and $2.9 million, respectively.

Effective January 1, 2001, the Company amended the Plan to provide a supplemental retirement contribution to certain employees who have at least ten years of service on January 1, 2001, and who are 40 years of age or older as of January 1, 2001. The maximum supplemental retirement contribution will not exceed the annual limit on contributions established by the Internal Revenue Service. The Company will record an annual supplemental retirement credit for the benefit of each participant. The Company’s supplemental retirement contribution and credit for the years ended December 31, 2012, 2011 and 2010 was $78,000, $62,000 and $48,000, respectively.

The Company also maintains a deferred compensation plan that is designed to allow officers of the Company to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2012 and 2011, the Company had maintained approximately $12.2 million and $9.5 million, respectively, in a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the plan participants and earnings on the deferred compensation pursuant to investments elected by the plan participants. The Company’s liability as of December 31, 2012 and 2011 was $12.2 million and $9.5 million, respectively, which are included in the accompanying Consolidated Balance Sheets.

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

On February 29, 2012, E. Mitchell Norville resigned as Executive Vice President, Chief Operating Officer of the Company. In connection with his resignation, Mr. Norville entered into a separation agreement (the “Separation Agreement”) with the Company. Under the Separation Agreement, the Company agreed to pay Mr. Norville cash payments totaling approximately $1,533,333 (less applicable deductions) in addition to his cash bonus for 2011, which was $950,000. In addition, Mr. Norville agreed to provide consulting services to the

Company for at least two months following the effective date of his resignation for which he received $20,000 per month. Under the Separation Agreement, Mr. Norville is entitled to accelerated vesting with respect to 23,502 LTIP units in the Operating Partnership and stock options to purchase 4,464 shares of common stock at an exercise price of $92.71 and 5,117 shares of common stock at an exercise price of $104.47. Mr. Norville will also retain approximately 36% of his 2011 outperformance award, which will remain subject to the performance-based vesting criteria originally established for the 2011 outperformance awards. Mr. Norville agreed to one-year non-competition, non-solicitation and non-interference provisions, and provided the Company with a general release of claims. The Company recognized approximately $4.5 million of expense during the year ended December 31, 2012 in connection with Mr. Norville’s resignation.

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

The Company issued 20,756, 19,030 and 69,499 shares of restricted common stock and 174,650, 190,067, and 252,597 LTIP Units to employees and non-employee directors under the 1997 Plan and 2012 Plan during the years ended December 31, 2012, 2011 and 2010. The Company issued 186,007 and 146,844 non-qualified stock options under the 1997 Plan during the years ended December 31, 2012 and 2011, The Company issued 400,000 2011 OPP Units under the 1997 Plan during the year ended December 31, 2011. The Company issued 400,000 2012 OPP Units to employees and non-employee directors under the 1997 Plan during the year ended December 31, 2012. Employees and directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and OPP Unit. An LTIP Unit is generally the economic equivalent of a share of restricted stock in the Company. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted, as adjusted for forfeitures, and the closing price of the Company’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. As the 2011 OPP Awards and 2012 OPP Awards are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2011 OPP Awards and 2012 OPP Awards under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in the Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2008 OPP Units, 2011 OPP Units and 2012 OPP Units was approximately $28.3 million, $28.3 million and $31.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. For the year ended December 31, 2012, stock-based compensation expense includes approximately $2.7 million consisting of the acceleration of vesting of the Company’s Chief Operating Officer’s stock-based compensation awards associated with his resignation. Upon the conclusion of the three-year measurement period in February 2011, the 2008 OPP Awards were not earned, the program was terminated and the Company accelerated the then remaining unrecognized compensation expense totaling approximately $4.3 million during the year ended December 31, 2011. For the year ended December 31, 2010, stock-based compensation expense includes an aggregate of approximately $5.8 million of remaining previously unvested stock-based compensation granted between 2006 and 2009 to Edward H. Linde, the Company’s late Chief Executive Officer, which expense was accelerated as a result of his passing on January 10, 2010. At December 31, 2012, there was $21.1 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and $8.4 million of unrecognized compensation expense related to unvested 2011 OPP Units and 2012 OPP Units that is expected to be recognized over a weighted-average period of approximately 2.5 years.

The shares of restricted stock were valued at approximately $2.2 million ($107.31 per share weighted-average), $1.8 million ($93.40 per share weighted-average) and $4.5 million ($65.31 per share weighted-average) for the years ended December 31, 2012, 2011 and 2010, respectively.

LTIP Units were valued using a Monte Carlo simulation method model in accordance with the provisions of ASC 718 “Compensation—Stock Compensation” (“ASC 718”) (formerly SFAS No. 123R). LTIP Units issued during the years ended December 31, 2012, 2011 and 2010 were valued at approximately $17.3 million, $16.5 million and $15.3 million, respectively. The weighted-average per unit fair value of LTIP Unit grants in 2012, 2011 and 2010 was $98.83, $86.74 and $60.49, respectively. The per unit fair value of each LTIP Unit granted in 2012, 2011 and 2010 was estimated on the date of grant using the following assumptions; an expected life of 5.8 years, 5.8 years and 5.7 years, a risk-free interest rate of 0.94%, 2.22% and 2.60% and an expected price volatility of 29.1%, 30.0% and 36.0%, respectively.

The non-qualified stock options granted during the years ended December 31, 2012 and 2011 had a weighted-average fair value on the date of grant of $19.50 and $24.67 per option, respectively , which was computed using the Black-Scholes option-pricing model utilizing the following assumptions: an expected life of 5.4 years and 6.0 years, a risk-free interest rate of 0.92% and 2.37%, an expected price volatility of 28.4% and 35.0% and an expected dividend yield of 2.9% and 3.0%, respectively. The exercise price of the options granted during the years ended December 31, 2012 and 2011 where $107.23 and $92.71, respectively, which was the closing price of the Company’s common stock on the date of grant.

A summary of the status of the Company’s stock options as of December 31, 2012, 2011 and 2010 and changes during the years then ended are presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	963,895	$34.44
Granted	—	$—
Exercised	(638,957)	$35.35
Canceled	—	$—

Outstanding at December 31, 2010	324,938	$32.65
Granted	146,844	$92.71
Exercised	(316,159)	$32.63
Canceled	—	$—

Outstanding at December 31, 2011	155,623	$89.35
Granted	186,007	$107.23
Exercised	(22,823)	$72.42
Canceled	(24,280)	$100.15

Outstanding at December 31, 2012	294,527	$101.06

The following table summarizes information about stock options outstanding at December 31, 2012:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding at 12/31/12	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/12	Weighted-Average Exercise Price
$92.71	128,989	8.1 Years	$92.71	53,266	$92.71
$107.57	165,538	9.1 Years	$107.57	38,230	$107.57

The total intrinsic value of the outstanding and exercisable stock options as of December 31, 2012 was approximately $0.7 million. In addition, the Company had 13,633 and 324,938 options exercisable at a weighted-average exercise price of $54.32 and $32.65 at December 31, 2011 and 2010, respectively.

The Company adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”) to encourage the ownership of Common Stock by eligible employees. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase on the business day immediately following the end of the biannual purchase periods (i.e., January 1-June 30 and July 1-December 31) shares of Common Stock at a purchase price equal to 85% of the average closing prices of the Common Stock during the last ten business days of the purchase period. The Company issued 7,406, 6,356 and 9,131 shares with the weighted average purchase price equal to $86.52 per share, $80.13 per share and $61.61 per share under the Stock Purchase Plan during the years ended December 31, 2012, 2011 and 2010, respectively.

18.    Related Party Transactions

A firm controlled by Mr. Raymond A. Ritchey’s brother was paid aggregate leasing commissions of approximately $1,306,000, $671,000 and $960,000 for the years ended December 31, 2012, 2011 and 2010, respectively, related to certain exclusive leasing arrangements for certain Northern Virginia properties. Mr. Ritchey is an Executive Vice President of Boston Properties, Inc.

Mr. Martin Turchin, a member of the Company’s Board of Directors, is a non-executive/non-director Vice Chairman of CB Richard Ellis (“CBRE”). Through an arrangement with CBRE and its predecessor, Insignia/ESG, Inc. that has been in place since 1985, Mr. Turchin and Turchin & Associates, an entity owned by Mr. Turchin (95%) and his son (5%), participate in brokerage activities for which CBRE is retained as leasing agent, some of which involve leases for space within buildings owned by the Company. Additionally, Mr. Turchin’s son is employed by CBRE and works on transactions for which CBRE earns commission income from the Company. Mr. Turchin’s son’s compensation from CBRE is in the form of salary and bonus, neither of which is directly tied to CBRE’s transactions with the Company. For the years ended December 31, 2012, 2011 and 2010, Mr. Turchin, directly and through Turchin & Associates, received commission income of $199,000, $24,000 and $93,000, respectively, from commissions earned by CBRE and its predecessor, Insignia/ESG, Inc., from the Company. Pursuant to its arrangement with CBRE, Turchin & Associates has confirmed to the Company that it is paid on the same basis with respect to properties owned by the Company as it is with respect to properties owned by other clients of CBRE. Mr. Turchin does not participate in any discussions or other activities relating to the Company’s contractual arrangements with CBRE either in his capacity as a member of the Company’s Board of Directors or as a Vice Chairman of CBRE.

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

In accordance with the Company’s 2012 Plan, and as approved by the Board of Directors, five non-employee directors made an election to receive deferred stock units in lieu of cash fees for 2012. The deferred stock units will be settled in shares of common stock upon the cessation of such director’s service on the Board of Directors. As a result of these elections, the aggregate cash fees otherwise payable to a non-employee director during a fiscal quarter are converted into a number of deferred stock units equal to the aggregate cash fees divided by the last reported sales price of a share of the Company’s common stock on the last trading of the applicable fiscal quarter. The deferred stock units are also credited with dividend equivalents as dividends are paid by the Company. At December 31, 2012 and 2011, the Company had outstanding 76,682 and 79,856 deferred stock units, respectively.

19.    Selected Interim Financial Information (unaudited)

The tables below reflect the Company’s selected quarterly information for the years ended December 31, 2012 and 2011. The servicer of the non-recourse mortgage loan in the amount of $25.0 million collateralized by the Company’s Montvale Center property located in Gaithersburg, Maryland foreclosed on the property on January 31, 2012. As a result of the foreclosure, the Company recognized a gain on forgiveness of debt during the first quarter of 2012 totaling approximately $15.8 million, net of noncontrolling interests’ share of approximately $2.0 million. Due to a procedural error of the trustee, the foreclosure sale was subsequently dismissed by the applicable court prior to ratification. As a result, the Company has revised its financial statements to properly reflect the property and related mortgage debt on its consolidated balance sheet at December 31, 2012 and has reversed the gain on forgiveness of debt during the quarter ended March 31, 2012 and has recognized the operating activity from the property within its consolidated statement of operations for each of the impacted quarters in the year ended December 31, 2012 (See Notes 3 and 6). In addition, total revenue and income from continuing operations have been reclassified in the quarter ended March 31, 2012 and the quarters in the year ended December 31, 2011 as a result of the discontinued operations presentation of the Company’s Bedford Business Park properties which were sold on May 17, 2012 (See Note 3).

The quarter ended December 31, 2011 includes the gain on sale of Two Grand Central Tower totaling approximately $46.2 million, which is included within income from unconsolidated joint ventures on the Company’s consolidated statements of operations.

	2012 Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported
	(in thousands, except for per share amounts)
Total revenue	$447,662	$445,779	$472,897	$473,521	$470,904	$471,562	$485,405
Income from continuing operations	$56,359	$55,193	$97,471	$96,899	$66,103	$65,522	$76,608
Net income attributable to Boston Properties, Inc.	$64,632	$48,454	$119,070	$118,559	$57,769	$57,249	$65,400
Income attributable to Boston Properties, Inc. per share—basic	$0.44	$0.33	$0.79	$0.79	$0.38	$0.38	$0.43
Income attributable to Boston Properties, Inc. per share—diluted	$0.43	$0.33	$0.79	$0.78	$0.38	$0.38	$0.43

	2011 Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
	(in thousands, except for per share amounts)
Total revenue	$417,875	$415,943	$436,451	$434,505	$452,413	$450,344	$452,787	$450,528
Income from continuing operations	$48,194	$47,644	$69,738	$69,353	$80,451	$79,942	$115,443	$115,006
Net income attributable to Boston Properties, Inc.	$40,813	$40,813	$60,214	$60,214	$70,542	$70,542	$101,644	$101,644
Income attributable to Boston Properties, Inc. per share—basic	$0.29	$0.29	$0.41	$0.41	$0.48	$0.48	$0.69	$0.69
Income attributable to Boston Properties, Inc. per share—diluted	$0.29	$0.29	$0.41	$0.41	$0.48	$0.48	$0.69	$0.69

20.    Subsequent Events

On January 28, 2013, the Company’s Compensation Committee approved multi-year long-term incentive program (MYLTIP) awards under the Company’s 2012 Plan to officers and employees of the Company. MYLTIP awards utilize TRS over a three-year measurement period, on an annualized, compounded basis, as the performance metric. Earned awards will be based on the Company’s TRS relative to (i) the Cohen & Steers Realty Majors Portfolio Index (50% weight) and (ii) the NAREIT Office Index adjusted to exclude the Company (50% weight). Earned awards will range from zero to a maximum of approximately $30.7 million depending on the Company’s TRS relative to the two indices, with four tiers (threshold: approximately $5.1 million; target: approximately $10.2 million; high: approximately $20.5 million; exceptional: approximately $30.7 million) and linear interpolation between tiers. Earned awards measured on the basis of relative TRS performance are subject to an absolute TRS component in the form of relatively simple modifiers that (A) reduce the level of earned awards in the event the Company’s annualized TRS is less than 2% and (B) cause some awards to be earned in the event the Company’s annualized TRS is more than 10% even though on a relative basis alone the Company’s TRS would not result in any earned awards.

Earned awards (if any) will vest 25% on February 4, 2016, 25% on February 4, 2017 and 50% on February 4, 2018, based on continued employment. Vesting will be accelerated in the event of a change in control, termination of employment by the Company without cause, termination of employment by the award recipient for good reason, death, disability or retirement. If there is a change of control prior to February 4, 2016, earned awards will be calculated based on TRS performance up to the date of the change of control. MYLTIP awards are in the form of LTIP Units issued on the grant date which (i) are subject to forfeiture to the extent awards are not earned and (ii) prior to the performance measurement date are only entitled to one-tenth (10%) of the regular quarterly distributions payable on common partnership units.

Under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718 “Compensation-Stock Compensation” the MYLTIP awards have an aggregate value of approximately $8.1 million, which amount will generally be amortized into earnings over the five-year plan period under the graded vesting method.

On January 29, 2013, the Company entered into an agreement to acquire a parcel of land located in Reston, Virginia for a purchase price of approximately $27.0 million in cash. There can be no assurance that the acquisition will be completed on the terms currently contemplated or at all.

On February 1, 2013, the Company issued 35,087 shares of restricted common stock, 153,006 LTIP units and 201,373 non-qualified stock options under the 2012 Plan to certain employees of the Company.

On February 5, 2013, the Company used available cash to repay the mortgage loan collateralized by its Kingstowne One property located in Alexandria, Virginia totaling approximately $17.0 million. The mortgage loan bore interest at a fixed rate of 5.96% per annum and was scheduled to mature on May 5, 2013. There was no prepayment penalty.

On February 6, 2013, the Company completed the acquisition of 535 Mission Street, a development site, in San Francisco, California for an aggregate purchase price of approximately $71.0 million in cash, including work completed and materials purchased to date. When completed, 535 Mission Street will consist of a 27-story, Class A office tower with approximately 307,000 net rentable square feet of office and retail space. The Company has commenced development of the project.

On February 7, 2013, the partner in the Company’s joint venture that is pursuing the acquisition of land in San Francisco, California which could support the office tower known as Transbay Tower, issued a notice that it has elected under the joint venture agreement to reduce its nominal ownership interest in the venture from 50% to 5%. On February 26, 2013, the Company issued a notice to such partner electing to proceed with the venture on that basis. As a result, the Company has a 95% nominal interest in, and expects to consolidate, the joint venture.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is set forth on page 102 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in the Proxy Statement to be filed relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 will be included in the Proxy Statement to be filed relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes our equity compensation plans as of December 31, 2012.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders(1)	2,486,493	(2)	$101.06	(2)	14,147,122	(3)
Equity compensation plans not approved by security holders(4)	N/A		N/A		129,094

Total	2,486,493		$101.06		14,276,216

(1)	Includes information related to our 2012 Plan.
(2)	Includes (a) 294,527 shares of common stock issuable upon the exercise of outstanding options (91,496 of which are vested and exercisable), (b) 1,303,296 long term incentive units (LTIP units) (866,089 of which are vested) that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to the Operating Partnership for redemption and acquired by us for shares of our common stock, (c) 11,988 common units issued upon conversion of LTIP units, which may be presented to the Operating Partnership for redemption and acquired by us for shares of our common stock, (d) 400,000 2011 OPP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to the Operating Partnership for redemption and acquired by us for shares of our common stock, (e) 400,000 2012 OPP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to the Operating Partnership for redemption and acquired by us for shares of our common stock and (f) 76,682 deferred stock units which were granted pursuant to elections by certain of our non-employee directors to defer all cash compensation to be paid to such directors and to receive their deferred cash compensation in shares of our common stock upon their retirement from our Board of Directors. Does not include 53,150 shares of restricted stock, as they have been reflected in our total shares outstanding. Because there is no exercise price associated with LTIP units, common units, 2011 OPP Awards, 2012 OPP Awards or deferred stock units, such shares are not included in the weighed-average exercise price calculation. 2011 OPP Awards and 2012 OPP Awards are earned if Boston Properties, Inc. outperforms absolute and relative thresholds over a three-year measurement period. Such thresholds were not met as of December 31, 2012.
(3)	“Full-value” awards (i.e., awards other than stock options) are multiplied by a 2.32 conversion ratio to calculate the number of shares available under the 2012 Plan that are used for each full-value award, as opposed to a 1.0 conversion ratio for each stock option awarded under the 2012 Plan.

(4)	Includes information related to the 1999 Non-Qualified Employee Stock Purchase Plan (ESPP). The ESPP was adopted by the Board of Directors on October 29, 1998. The ESPP has not been approved by our stockholders. The ESPP is available to all our employees that are employed on the first day of the purchase period. Under the ESPP, each eligible employee may purchase shares of our common stock at semi-annual intervals each year at a purchase price equal to 85% of the average closing prices of our common stock on the New York Stock Exchange during the last ten business days of the purchase period. Each eligible employee may contribute no more than $10,000 per year to purchase our common stock under the ESPP.

Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in the Proxy Statement to be filed relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will be included in the Proxy Statement to be filed relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statement Schedule

Boston Properties, Inc.

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2012

(dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
				Land	Building
Embarcadero Center	Office	San Francisco, CA	$365,263	$179,697	$847,410	$299,360	$195,984	$1,130,483	$—	$—	$1,326,467	$431,933	1970/1989	(1)
Prudential Center	Office	Boston, MA	—	92,077	734,594	339,363	107,426	1,042,589	16,019	—	1,166,034	363,098	1965/1993/2002	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	91,986	354,107	777,437	—	—	1,131,544	197,783	1961	(1)
601 Lexington Avenue	Office	New York, NY	725,000	241,600	494,782	216,384	289,639	663,127	—	—	952,766	184,225	1977/1997	(1)
The John Hancock Tower and Garage	Office	Boston, MA	656,572	219,543	667,884	43,528	219,616	711,339	—	—	930,955	51,483	1976	(1)
Times Square Tower	Office	New York, NY	—	165,413	380,438	84,227	169,193	460,885	—	—	630,078	124,896	2004	(1)
100 Federal Street	Office	Boston, MA	—	131,067	435,954	566	131,067	436,520	—	—	567,587	12,712	1971-1975	(1)
Carnegie Center	Office	Princeton, NJ	—	105,107	377,259	59,196	103,062	436,434	2,066	—	541,562	155,643	1983-1999/2009	(1)
Atlantic Wharf	Office	Boston, MA	—	63,988	454,537	8,735	63,988	463,272	—	—	527,260	24,700	2011	(1)
Fountain Square	Office	Reston, VA	232,916	56,853	306,298	825	56,853	307,123	—	—	363,976	3,088	1986-1990	(1)
510 Madison Avenue	Office	New York, NY	—	103,000	253,665	—	103,000	253,665	—	—	356,665	7,485	2012	(1)
599 Lexington Avenue	Office	New York, NY	750,000	81,040	100,507	120,936	87,852	214,631	—	—	302,483	138,001	1986	(1)
Gateway Center	Office	San Francisco, CA	—	28,255	139,245	50,792	30,627	187,665	—	—	218,292	72,672	1984/1986/2002	(1)
Bay Colony Corporate Center	Office	Waltham, MA	—	18,789	148,451	25,031	18,789	173,482	—	—	192,271	13,499	1985-1989	(1)
South of Market	Office	Reston, VA	—	13,603	164,144	9,359	13,687	173,419	—	—	187,106	31,984	2008	(1)
2200 Pennsylvania Avenue	Office	Washington, DC	—	—	183,541	2,274	—	185,815	—	—	185,815	11,068	2011	(1)
One Patriots Park (formerly known as 12310 Sunrise Valley Drive)	Office	Reston, VA	—	9,367	67,431	63,039	11,343	128,494	—	—	139,837	50,376	1987/1988/2012	(1)
Reservoir Place	Office	Waltham, MA	—	18,605	92,619	26,487	20,118	117,593	—	—	137,711	48,183	1955/1987	(1)
3200 Zanker Road	Office	San Jose, CA	—	36,705	82,863	15,492	36,997	94,320	3,743	—	135,060	20,684	1988	(1)
505 9th Street	Office	Washington, DC	123,666	38,885	83,719	5,692	42,082	86,214	—	—	128,296	17,117	2007	(1)
1333 New Hampshire Avenue	Office	Washington, DC	—	34,032	85,660	8,407	35,382	92,717	—	—	128,099	27,928	1996	(1)
Kingstowne Towne Center	Office	Alexandria, VA	52,292	18,021	109,038	174	18,062	109,171	—	—	127,233	22,981	2003-2006	(1)
Capital Gallery	Office	Washington, DC	—	4,725	29,565	90,761	8,662	116,389	—	—	125,051	50,572	1981/2006	(1)
1330 Connecticut Avenue	Office	Washington, DC	—	25,982	82,311	16,248	27,135	97,406	—	—	124,541	26,291	1984	(1)
601 Massachusetts Avenue	Office	Washington, DC	—	95,281	22,221	4,300	95,293	22,257	4,252	—	121,802	18,123	1968/1992	(1)
Weston Corporate Center	Office	Weston, MA	—	25,753	92,312	(149)	25,852	92,064	—	—	117,916	7,870	2010	(1)
One Freedom Square	Office	Reston, VA	—	9,929	84,504	22,960	11,293	106,100	—	—	117,393	39,586	2000	(1)
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	23,463	17,561	88,550	—	—	106,111	26,959	1999	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	13,797	15,420	90,046	—	—	105,466	34,233	2001	(1)
Seven Cambridge Center	Office	Cambridge, MA	—	3,457	97,136	2,880	4,125	99,348	—	—	103,473	41,528	2006	(1)
Discovery Square	Office	Reston, VA	—	11,198	71,782	15,501	12,533	85,948	—	—	98,481	25,842	2001	(1)
140 Kendrick Street	Office	Needham, MA	48,358	18,095	66,905	8,424	19,092	74,332	—	—	93,424	15,474	2000	(1)
Five Cambridge Center	Office	Cambridge, MA	—	18,863	53,346	19,288	18,938	63,619	—	8,940	91,497	17,480	1981/1996	(1)
77 CityPoint	Office	Waltham, MA	—	13,847	60,383	3,123	13,875	63,478	—	—	77,353	9,936	2008	(1)
North First Business Park	Office	San Jose, CA	—	58,402	13,069	3,793	23,377	16,010	35,877	—	75,264	8,217	1981	(1)
230 CityPoint	Office	Waltham, MA	—	13,189	49,823	11,694	13,593	61,113	—	—	74,706	15,128	1992	(1)
Four Cambridge Center	Office	Cambridge, MA	—	19,104	52,078	3,514	19,148	55,548	—	—	74,696	9,118	1983/1998	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	2,987	11,097	62,969	—	—	74,066	19,278	2003	(1)
Democracy Tower	Office	Reston, VA	—	—	73,335	431	—	73,766	—	—	73,766	8,914	2009	(1)

Boston Properties, Inc.

Schedule 3 - Real Estate and Accumulated Depreciation

December 31, 2012

(dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
				Land	Building
2440 West El Camino Real	Office	Mountain View, CA	—	16,741	51,285	491	16,741	51,776	—	—	68,517	2,268	1987/2003	(1)
Wisconsin Place	Office	Chevy Chase, MD	—	—	53,349	13,661	—	67,010	—	—	67,010	8,838	2009	(1)
Reston Corporate Center	Office	Reston, VA	—	9,135	50,857	5,334	10,148	55,178	—	—	65,326	19,527	1984	(1)
New Dominion Technology Park, Bldg. Two	Office	Herndon, VA	63,000	5,584	51,868	3,894	6,510	54,836	—	—	61,346	14,760	2004	(1)
One Preserve Parkway	Office	Rockville, MD	—	5,357	42,186	8,699	5,357	50,885	—	—	56,242	6,768	2009	(1)
Sumner Square	Office	Washington, DC	—	624	28,745	23,161	1,478	51,052	—	—	52,530	21,422	1985	(1)
New Dominion Technology Park, Bldg. One	Office	Herndon, VA	45,418	3,880	43,227	3,882	4,583	46,406	—	—	50,989	17,984	2001	(1)
303 Almaden Boulevard	Office	San Jose, CA	—	10,836	35,606	4,060	10,947	39,555	—	—	50,502	8,994	1995	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	8,100	16,813	32,418	—	—	49,231	13,499	1999	(1)
1301 New York Avenue	Office	Washington, DC	—	9,250	18,750	20,590	9,867	38,723	—	—	48,590	15,486	1983/1998	(1)
191 Spring Street	Office	Lexington, MA	—	2,850	27,166	18,403	3,151	45,268	—	—	48,419	28,197	1971/1995	(1)
University Place	Office	Cambridge, MA	15,000	—	37,091	6,785	390	43,486	—	—	43,876	19,225	1985	(1)
2600 Tower Oaks Boulevard	Office	Rockville, MD	—	4,243	31,125	7,676	4,785	38,259	—	—	43,044	15,306	2001	(1)
Quorum Office Park	Office	Chelmsford, MA	—	3,750	32,454	5,273	5,187	36,290	—	—	41,477	11,890	2001	(1)
One Cambridge Center	Office	Cambridge, MA	—	134	25,110	14,982	548	39,678	—	—	40,226	22,594	1987	(1)
Three Patriots Park (formerly known as 12290 Sunrise Valley Drive)	Office	Reston, VA	—	3,594	32,977	1,374	4,009	33,936	—	—	37,945	11,798	2006	(1)
500 E Street	Office	Washington, DC	—	109	22,420	12,418	2,379	32,568	—	—	34,947	19,595	1987	(1)
Eight Cambridge Center	Office	Cambridge, MA	—	850	25,042	8,507	1,323	33,076	—	—	34,399	9,673	1999	(1)
10 and 20 Burlington Mall Road	Office	Burlington, MA	—	930	6,928	13,806	802	20,862	—	—	21,664	13,534	1984-1989/1996	(1)
Ten Cambridge Center	Office	Cambridge, MA	—	1,299	12,943	6,109	2,395	17,956	—	—	20,351	10,729	1990	(1)
Three Cambridge Center	Office	Cambridge, MA	—	174	12,200	5,855	367	17,862	—	—	18,229	9,315	1987	(1)
201 Spring Street	Office	Lexington, MA	—	2,849	15,303	(154)	3,124	14,874	—	—	17,998	5,558	1997	(1)
Montvale Center	Office	Gaithersburg, MD	25,000	1,574	9,786	6,558	2,555	15,363	—	—	17,918	10,307	1987	(1)
40 Shattuck Road	Office	Andover, MA	—	709	14,740	2,268	893	16,824	—	—	17,717	4,928	2001	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	13,503	1,264	14,663	—	—	15,927	9,714	1982	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	7,819	802	14,359	—	—	15,161	9,160	1985	(1)
6601 & 6605 Springfield Center Drive	Office	Springfield, VA	—	14,041	2,375	(1,836)	3,777	714	10,089	—	14,580	714	1990	(1)
181 Spring Street	Office	Lexington, MA	—	1,066	9,520	1,950	1,160	11,376	—	—	12,536	3,704	1999	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	4,175	1,858	10,580	—	—	12,438	5,749	1990	(1)
Waltham Office Center	Office	Waltham, MA	—	422	2,719	9,266	165	8,445	3,797	—	12,407	8,051	1968-1970/1988	(1)
91 Hartwell Avenue	Office	Lexington, MA	—	784	6,464	4,706	941	11,013	—	—	11,954	7,069	1985	(1)
Eleven Cambridge Center	Office	Cambridge, MA	—	121	5,535	4,975	324	10,307	—	—	10,631	6,961	1984	(1)
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	544	791	9,691	—	—	10,482	3,653	1997	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	6,073	425	9,148	—	—	9,573	7,011	1979	(1)
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	3,894	659	7,449	—	—	8,108	5,144	1982	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	1,915	1,430	6,331	—	—	7,761	2,743	1987	(1)
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	2,944	601	6,991	—	—	7,592	4,840	1984	(1)
453 Ravendale Drive	Office	Mountain View, CA	—	5,477	1,090	172	5,477	1,262	—	—	6,739	67	1977	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	2,597	406	6,078	—	—	6,484	3,945	1985	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	4,875	551	5,402	—	—	5,953	3,415	1986	(1)
Fourteen Cambridge Center	Office	Cambridge, MA	—	110	4,483	1,223	273	5,543	—	—	5,816	3,667	1983	(1)
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,773	230	661	4,950	—	—	5,611	3,580	2002	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	1,484	775	3,916	—	—	4,691	2,222	1989	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	1,899	398	3,347	—	—	3,745	2,220	1984	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	1,007	93	3,622	—	—	3,715	2,156	1988	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	1,313	613	2,491	—	—	3,104	2,074	1982	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	440	314	2,237	—	—	2,551	1,438	1968-1979/1987	(1)

Boston Properties, Inc.

Schedule 3 - Real Estate and Accumulated Depreciation

December 31, 2012

(dollars in thousands)

Property Name	Type	Location	Encumbrances		Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
					Land	Building
164 Lexington Road	Office	Billerica, MA	—		592	1,370	319	643	1,638	—	—	2,281	662	1982	(1)
17 Hartwell Avenue	Office	Lexington, MA	—		26	150	1,002	65	1,113	—	—	1,178	563	1968	(1)
Residences on The Avenue, 2221 I St., NW	Residential	Washington, DC	—		—	119,874	(39)	—	119,835	—	—	119,835	4,857	2011	(1)
The Lofts at Atlantic Wharf	Residential	Boston, MA	—		3,529	54,891	971	3,529	55,862	—	—	59,391	2,111	2011	(1)
Cambridge Center Marriott	Hotel	Cambridge, MA	—		478	37,918	34,595	1,201	71,790	—	—	72,991	44,011	1986	(1)
Cambridge Center East Garage	Garage	Cambridge, MA	—		—	35,035	1,487	103	36,419	—	—	36,522	5,721	1984	(1)
Cambridge Center West Garage	Garage	Cambridge, MA	—		1,256	15,697	1,221	1,434	16,740	—	—	18,174	2,951	2006	(1)
Cambridge Center North Garage	Garage	Cambridge, MA	—		1,163	11,633	2,750	1,579	13,967	—	—	15,546	7,745	1990	(1)
250 West 55th Street	Development	New York, NY	—		—	—	714,451	—	—	—	714,451	714,451	—	N/A	N/A
680 Folsom Street	Development	San Francisco, CA	—		—	—	147,815	—	—	3,058	144,757	147,815	—	N/A	N/A
Two Patriots Park (formerly known as 12300 Sunrise Valley Drive)	Development	Reston, VA	—		9,062	58,884	54,309	11,009	65,426	—	45,820	122,255	43,278	1987/1988	N/A
The Avant at Reston Town Center Residential	Development	Reston, VA	—		—	—	67,548	—	—	—	67,548	67,548	—	N/A	N/A
17 Cambridge Center	Development	Cambridge, MA	—		—	—	55,264	—	—	—	55,264	55,264	—	N/A	N/A
Plaza at Almaden	Land	San Jose, CA	—		—	—	37,306	—	—	37,306	—	37,306	—	N/A	N/A
Springfield Metro Center	Land	Springfield, VA	—		—	—	31,965	—	—	31,965	—	31,965	—	N/A	N/A
Tower Oaks Master Plan	Land	Rockville, MD	—		—	—	28,624	—	—	28,624	—	28,624	—	N/A	N/A
Prospect Hill	Land	Waltham, MA	—		—	—	23,800	—	667	23,133	—	23,800	—	N/A	N/A
Washingtonian North	Land	Gaithersburg, MD	—		—	—	17,891	—	—	17,891	—	17,891	—	N/A	N/A
103 4th Avenue	Land	Waltham, MA	—		—	—	11,911	—	—	11,911	—	11,911	—	N/A	N/A
Cambridge Master Plan	Land	Cambridge, MA	—		—	—	10,896	—	—	10,896	—	10,896	—	N/A	N/A
Reston Gateway	Land	Reston, VA	—		—	—	9,521	—	—	9,521	—	9,521	—	N/A	N/A
Reston Eastgate	Land	Reston, VA	—		—	—	8,801	—	—	8,801	—	8,801	—	N/A	N/A
Crane Meadow	Land	Marlborough, MA	—		—	—	8,725	—	—	8,725	—	8,725	—	N/A	N/A
Broad Run Business Park	Land	Loudon County, VA	—		—	—	7,851	1,621	—	6,230	—	7,851	—	N/A	N/A
30 Shattuck Road	Land	Andover, MA	—		—	—	1,190	—	—	1,190	—	1,190	—	N/A	N/A

			$3,102,485	(2)	$2,500,010	$9,097,935	$3,271,942	$2,605,162	$10,952,851	$275,094	$1,036,780	$14,869,887	$2,919,479

Note: Total Real Estate does not include Furniture, Fixtures and Equipment totaling approximately $23,441. Accumulated Depreciation does not include approximately $16,662 of accumulated depreciation related to Furniture, Fixtures and Equipment.

The aggregate cost and accumulated depreciation for tax purposes was approximately $12.2 billion and $2.2 billion, respectively.

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(2)	Includes the unamortized balance of the historical fair value adjustment totaling approximately $38.6 million.

Boston Properties, Inc.

Real Estate and Accumulated Depreciation

December 31, 2012

(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2012	2011	2010
Real Estate:
Balance at the beginning of the year	$13,363,113	$12,740,892	$11,075,879
Additions to/improvements of real estate	1,602,583	668,084	1,669,926
Assets sold/written-off	(95,809)	(45,863)	(4,913)

Balance at the end of the year	$14,869,887	$13,363,113	$12,740,892

Accumulated Depreciation:
Balance at the beginning of the year	$2,626,324	$2,308,665	$2,020,056
Depreciation expense	367,625	362,636	292,561
Assets sold/written-off	(74,470)	(44,977)	(3,952)

Balance at the end of the year	$2,919,479	$2,626,324	$2,308,665

Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

(b) Exhibits

3.1	—

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

3.4	—	Second Amended and Restated Bylaws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on October 24, 2008.)

3.5	—	Amendment to Second Amended and Restated By-laws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 20, 2010.)

4.1	—

Shareholder Rights Agreement, dated as of June 18, 2007, between Boston Properties, Inc. and Computershare Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on June 18, 2007.)

4.2	—	Form of Certificate of Designations for Series A Preferred Stock. (Incorporated by reference to Exhibit 99.26 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)

4.3	—	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.3 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

4.4	—

Indenture, dated as of December 13, 2002, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Current Report on Form 8-K/A filed on December 13, 2002.)

4.5	—

Supplemental Indenture No. 3, dated as of March 18, 2003, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 5.625% Senior Note due 2015. (Incorporated by reference to Exhibit 4.6 to Boston Properties Limited Partnership’s Amendment No. 3 to Form 10 filed on May 13, 2003.)

4.6	—

Supplemental Indenture No. 4, dated as of May 22, 2003, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 5.00% Senior Note due 2015. (Incorporated by reference to Exhibit 4.2 to Boston Properties Limited Partnership’s Form S-4 filed on June 13, 2003, File No. 333-106127.)

4.7	—

Supplemental Indenture No. 5, dated as of April 6, 2006, by and between Boston Properties Limited Partnership and The Bank of New York Trust Company, N.A., as Trustee, including a form of the 3.75% Exchangeable Senior Note due 2036. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on May 10, 2006.)

4.8	—

Supplemental Indenture No. 7, dated as of August 19, 2008, between the Company and the Trustee, including a form of the 3.625% Exchangeable Senior Note due 2014. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on August 20, 2008.)

4.9	—

Supplemental Indenture No. 8, dated as of October 9, 2009, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 5.875% Senior Note due 2019. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on October 9, 2009.)

4.10	—

Supplemental Indenture No. 9, dated as of April 19, 2010, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 5.625% Senior Note due 2020. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on April 19, 2010.)

4.11	—

Supplemental Indenture No. 10, dated as of November 18, 2010, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 4.125% Senior Note due 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on November 18, 2010).

4.12	—

Supplemental Indenture No. 11, dated as of November 10, 2011, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.700% Senior Note due 2018 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on November 10, 2011).

4.13	—

Supplemental Indenture No. 12, dated as of June 11, 2012, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.85% Senior Note due 2023 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on June 11, 2012).

4.14	—

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

10.1	—

Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of June 29, 1998. (Incorporated by reference to Exhibit 99.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on July 15, 1998.)

10.2	—

Certificate of Designations for the Series Two Preferred Units, dated November 12, 1998, constituting an amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership. (Incorporated by reference to Exhibit 99.24 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)

10.3	—

Certificate of Designations for the Series Four Preferred Units, dated as of August 29, 2012, constituting an amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 10-Q of Boston Properties, Inc. filed on November 8, 2012.)

10.4*	—

Forty-Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of April 11, 2003, by Boston Properties, Inc., as general partner. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.5*	—

Seventy-Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of January 24, 2008, by Boston Properties, Inc., as general partner. (Incorporated by reference to Exhibit 10.3 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 29, 2008.)

10.6	—

Ninety-Eighth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of October 21, 2010. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 5, 2010.)

10.7*	—	Boston Properties, Inc. 2012 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit A to Boston Properties, Inc.’s Proxy Statement on Schedule 14A filed on March 30, 2012.)

10.8*	—	Form of 2011 Outperformance Award Agreement. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 21, 2011.)

10.9*	—	Form of 2012 Outperformance Award Agreement. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2012.)

10.10*	—	Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.59 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005.)

10.11*	—

First Amendment to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.60 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005.)

10.12*	—

Second Amendment to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.61 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005.)

10.13*	—

Boston Properties Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2009. (Incorporated by reference to Exhibit 10.10 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.14*	—

Employment Agreement by and between Mortimer B. Zuckerman and Boston Properties, Inc. dated as of January 17, 2003. (Incorporated by reference to Exhibit 10.7 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.15*	—

First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.16*	—

Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.13 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.17*	—

Employment Agreement by and between Douglas T. Linde and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.12 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.18*	—

First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Douglas T. Linde. (Incorporated by reference to Exhibit 10.3 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.19*	—

Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Douglas T. Linde. (Incorporated by reference to Exhibit 10.19 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.20*	—

Amended and Restated Employment Agreement by and between Raymond A. Ritchey and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.15 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.21*	—

First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Raymond A. Ritchey. (Incorporated by reference to Exhibit 10.4 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.22*	—

Second Amendment to Amended and Restated Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Raymond A. Ritchey. (Incorporated by reference to Exhibit 10.22 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.23*	—

Letter Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and E. Mitchell Norville, dated as of February 13, 2012. (Incorporated by reference to Exhibit 10.24 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 28, 2012.)

10.24*	—

Employment Agreement by and between Michael E. LaBelle and Boston Properties, Inc. dated as of January 24, 2008. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 29, 2008.)

10.25*	—

First Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Michael E. LaBelle. (Incorporated by reference to Exhibit 10.27 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.26*	—

Employment Agreement by and between Peter D. Johnston and Boston Properties, Inc. dated as of August 25, 2005. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2005.)

10.27*	—

First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Peter D. Johnston. (Incorporated by reference to Exhibit 10.6 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.28*	—

Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Peter D. Johnston. (Incorporated by reference to Exhibit 10.30 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.29*	—

Employment Agreement by and between Bryan J. Koop and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.10 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.30*	—

First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Bryan J. Koop. (Incorporated by reference to Exhibit 10.7 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.31*	—

Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Bryan J. Koop. (Incorporated by reference to Exhibit 10.33 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.32*	—

Amended and Restated Employment Agreement by and between Robert E. Selsam and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.16 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.33*	—

First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Robert E. Selsam. (Incorporated by reference to Exhibit 10.8 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.34*	—

Second Amendment to Amended and Restated Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Robert E. Selsam. (Incorporated by reference to Exhibit 10.36 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.35*	—

Compensation Agreement between Boston Properties, Inc. and Robert E. Selsam, dated as of August 10, 1995 relating to 90 Church Street. (Incorporated by reference to Exhibit 10.26 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

10.36*	—

Employment Agreement by and between Robert E. Pester and Boston Properties, Inc. dated as of December 16, 2002. (Incorporated by reference to Exhibit 10.14 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.37*	—

First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Robert E. Pester. (Incorporated by reference to Exhibit 10.9 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.38*	—

Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Robert E. Pester. (Incorporated by reference to Exhibit 10.40 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.39*	—

Employment Agreement by and between Mitchell S. Landis and Boston Properties, Inc. dated as of November 26, 2002. (Incorporated by reference to Exhibit 10.11 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.40*	—

First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Mitchell S. Landis. (Incorporated by reference to Exhibit 10.10 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.41*	—

Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Mitchell S. Landis. (Incorporated by reference to Exhibit 10.43 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.42*	—

Senior Executive Severance Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.17 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.43*	—

First Amendment to the Senior Executive Severance Agreement, dated as of November 1, 2007, by and among Boston Properties, Inc., Boston Properties Limited Partnership and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.11 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.44*	—

Second Amendment to the Senior Executive Severance Agreement, dated as of December 15, 2008, by and among Boston Properties, Inc., Boston Properties Limited Partnership and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.46 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.45*	—	Boston Properties, Inc. Senior Executive Severance Plan. (Incorporated by reference to Exhibit 10.19 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.46*	—

First Amendment to the Boston Properties, Inc. Senior Executive Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.13 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.47*	—

Second Amendment to the Boston Properties, Inc. Senior Executive Severance Plan, dated as of December 15, 2008. (Incorporated by reference to Exhibit 10.52 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.48*	—

Boston Properties, Inc. Executive Severance Plan, dated as of July 30, 1998. (Incorporated by reference to Exhibit 10.20 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.49*	—

First Amendment to the Boston Properties, Inc. Executive Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.14 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.50*	—

Boston Properties, Inc. Officer Severance Plan, dated as of July 30, 1998. (Incorporated by reference to Exhibit 10.15 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.51*	—

First Amendment to the Boston Properties, Inc. Officer Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.16 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.52*	—

Second Amendment to the Boston Properties, Inc. Officer Severance Plan, dated as of December 15, 2008. (Incorporated by reference to Exhibit 10.57 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.53*	—

Form of Indemnification Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and certain officers and directors of the Company. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2004.)

10.54*	—

Director Appointment Agreement, dated as of January 20, 2011, by and between Matthew J. Lustig and Boston Properties, Inc. (Incorporated by reference to Exhibit 10.55 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 25, 2011.)

10.55*	—

Sixth Amended and Restated Revolving Credit Agreement, dated as of June 24, 2011, among Boston Properties Limited Partnership and the lenders identified therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on June 27, 2011).

12.1	—	Statement re Computation of Ratios. (Filed herewith.)

21.1	—	Subsidiaries of Boston Properties, Inc. (Filed herewith.)

23.1	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting firm. (Filed herewith.)

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	—	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

32.2	—	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

101

The following materials from Boston Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

BOSTON PROPERTIES, INC.

February 28, 2013	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

February 28, 2013	By:	/s/ MORTIMER B. ZUCKERMAN
Mortimer B. Zuckerman Chairman of the Board and Chief Executive Officer

	By:	/s/ DOUGLAS T. LINDE
Douglas T. Linde Director and President

	By:	/s/ ZOË BAIRD BUDINGER
Zoë Baird Budinger Director

	By:	/s/ CAROL B. EINIGER
Carol B. Einiger Director

	By:	/s/ DR. JACOB A. FRENKEL
Dr. Jacob A. Frenkel Director

	By:	/s/ JOEL I. KLEIN
Joel I. Klein Director

	By:	/s/ MATTHEW J. LUSTIG
Matthew J. Lustig Director

	By:	/s/ ALAN J. PATRICOF
Alan J. Patricof Director

	By:	/s/ MARTIN TURCHIN
Martin Turchin Director

	By:	/s/ DAVID A. TWARDOCK
David A. Twardock Director

By:	/s/ MICHAEL E. LABELLE
Michael E. LaBelle Senior Vice President, Chief Financial Officer and Principal Financial Officer

By:	/s/ ARTHUR S. FLASHMAN
Arthur S. Flashman Vice President, Controller and Principal Accounting Officer