Form 10-Q
period 2013-09-30
BOSTON PROPERTIES INC
filed 2013-11-08
CIK 1037540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	152,878,764
(Class)	(Outstanding on November 4, 2013)

BOSTON PROPERTIES, INC.

FORM 10-Q

for the quarter ended September 30, 2013

PART 1. FINANCIAL INFORMATION

ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except for share and par value amounts)

	September 30, 2013	December 31, 2012
ASSETS
Real estate, at cost	$17,105,492	$13,581,454
Construction in progress	1,502,017	1,036,780
Land held for future development	295,370	275,094
Less: accumulated depreciation	(3,076,280)	(2,934,160)

Total real estate	15,826,599	11,959,168
Cash and cash equivalents	1,641,275	1,041,978
Cash held in escrows	53,499	55,181
Investments in securities	15,377	12,172
Tenant and other receivables (net of allowance for doubtful accounts of $1,515 and $1,960, respectively)	55,393	69,555
Related party notes receivable	—	282,491
Interest receivable from related party notes receivable	—	104,816
Accrued rental income (net of allowance of $3,382 and $1,571, respectively)	641,041	598,199
Deferred charges, net	918,798	588,235
Prepaid expenses and other assets	238,688	90,610
Investments in unconsolidated joint ventures	129,038	659,916

Total assets	$19,519,708	$15,462,321

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$4,468,069	$3,102,485
Unsecured senior notes (net of discount of $14,576 and $10,472, respectively)	5,835,424	4,639,528
Unsecured exchangeable senior notes (net of discount of $555 and $1,653, respectively)	739,536	1,170,356
Unsecured line of credit	—	—
Mezzanine notes payable	311,340	—
Related party notes payable	180,000	—
Accounts payable and accrued expenses	215,778	199,102
Dividends and distributions payable	112,470	110,488
Accrued interest payable	181,310	72,461
Other liabilities	567,464	324,613

Total liabilities	12,611,391	9,619,033

Commitments and contingencies	—	—

Noncontrolling interests:
Redeemable preferred units of the Operating Partnership	67,806	110,876

Redeemable interest in property partnership	98,649	97,558

Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 and no shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	200,000	—
Common stock, $.01 par value, 250,000,000 shares authorized, 152,469,495 and 151,680,109 issued and 152,390,595 and 151,601,209 outstanding at September 30, 2013 and December 31, 2012, respectively	1,524	1,516
Additional paid-in capital	5,250,174	5,222,073
Earnings (dividends) in excess of dividends (earnings)	246,206	(109,985)
Treasury common stock at cost, 78,900 shares at September 30, 2013 and December 31, 2012	(2,722)	(2,722)
Accumulated other comprehensive loss	(12,122)	(13,817)

Total stockholders’ equity attributable to Boston Properties, Inc.	5,683,060	5,097,065
Noncontrolling interests:
Common units of the Operating Partnership	577,173	539,753
Property partnerships	481,629	(1,964)

Total equity	6,741,862	5,634,854

Total liabilities and equity	$19,519,708	$15,462,321

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands, except for per share amounts)
Revenue
Rental
Base rent	$451,866	$366,795	$1,228,429	$1,087,787
Recoveries from tenants	80,839	59,855	213,647	168,858
Parking and other	25,246	22,647	72,625	67,846

Total rental revenue	557,951	449,297	1,514,701	1,324,491
Hotel revenue	10,652	9,359	30,061	26,224
Development and management services	5,479	8,024	22,072	25,733

Total revenue	574,082	466,680	1,566,834	1,376,448

Expenses
Operating
Rental	200,350	165,693	547,212	477,249
Hotel	6,580	6,886	20,959	19,601
General and administrative	24,841	21,617	94,673	72,208
Transaction costs	766	1,140	1,744	3,252
Impairment loss	—	—	8,306	—
Depreciation and amortization	154,193	110,653	408,923	329,819

Total expenses	386,730	305,989	1,081,817	902,129

Operating income	187,352	160,691	485,017	474,319
Other income (expense)
Income from unconsolidated joint ventures	14,736	9,217	72,240	42,129
Gains on consolidation of joint ventures	(1,810)	—	385,991	—
Interest and other income	3,879	4,001	6,646	8,029
Gains from investments in securities	956	587	1,872	1,202
Gains (losses) from early extinguishments of debt	(30)	(5,494)	122	(4,453)
Interest expense	(122,173)	(105,030)	(325,746)	(308,168)

Income from continuing operations	82,910	63,972	626,142	213,058
Discontinued operations
Income from discontinued operations	1,078	1,550	5,597	5,596
Gains on sales of real estate from discontinued operations	86,448	—	86,448	36,877
Gain on forgiveness of debt from discontinued operations	—	—	20,182	—
Impairment loss from discontinued operations	—	—	(3,241)	—

Net income	170,436	65,522	735,128	255,531
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	3,279	(458)	924	(1,461)
Noncontrolling interest—redeemable preferred units of the Operating Partnership	(1,082)	(874)	(3,385)	(2,440)
Noncontrolling interest—common units of the Operating Partnership	(8,399)	(6,779)	(63,135)	(22,735)
Noncontrolling interest in discontinued operations—common units of the Operating Partnership	(8,910)	(162)	(11,260)	(4,651)

Net income attributable to Boston Properties, Inc.	155,324	57,249	658,272	224,244
Preferred dividends	(2,647)	—	(5,411)	—

Net income attributable to Boston Properties, Inc. common shareholders	$152,677	$57,249	$652,861	$224,244

Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Income from continuing operations	$0.49	$0.37	$3.63	$1.25
Discontinued operations	0.51	0.01	0.64	0.25

Net income	$1.00	$0.38	$4.27	$1.50

Weighted average number of common shares outstanding	152,407	150,801	152,000	149,823

Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Income from continuing operations	$0.49	$0.37	$3.62	$1.24
Discontinued operations	0.51	0.01	0.64	0.25

Net income	$1.00	$0.38	$4.26	$1.49

Weighted average number of common and common equivalent shares outstanding	152,692	151,983	152,381	150,478

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$170,436	$65,522	$735,128	$255,531
Other comprehensive income:
Amortization of interest rate contracts(1)	629	670	1,884	1,967

Other comprehensive income	629	670	1,884	1,967

Comprehensive income	171,065	66,192	737,012	257,498
Net income attributable to noncontrolling interests	(15,112)	(8,273)	(76,856)	(31,287)
Other comprehensive income attributable to noncontrolling interests	(62)	(71)	(189)	(208)

Comprehensive income attributable to Boston Properties, Inc.	$155,891	$57,848	$659,967	$226,003

(1)	Amounts reclassified from comprehensive income primarily to interest expense within the Company’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

	Shares	Amount
Equity, December 31, 2012	151,601	$1,516	$—	$5,222,073	$(109,985)	$(2,722)	$(13,817)	$537,789	$5,634,854
Redemption of operating partnership units in exchange for common stock	337	4	—	10,402	—	—	—	(10,406)	—
Allocated net income for the year	—	—	—	—	658,272	—	—	68,445	726,717
Dividends/distributions declared	—	—	—	—	(302,081)	—	—	(33,956)	(336,037)
Issuance of 5.25% Series B cumulative redeemable preferred stock	—	—	200,000	(6,377)	—	—	—	—	193,623
Shares issued in connection with exchange of Exchangeable Senior Notes	419	4	—	43,830	—	—	—	—	43,834
Equity component of exchange of Exchangeable senior notes	—	—	—	(43,869)	—	—	—	—	(43,869)
Shares issued pursuant to stock purchase plan	6	—	—	681	—	—	—	—	681
Net activity from stock option and incentive plan	28	—	—	6,510	—	—	—	24,122	30,632
Noncontrolling interests in property partnerships recorded upon consolidation	—	—	—	—	—	—	—	480,861	480,861
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	10,932	10,932
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(2,250)	(2,250)
Amortization of interest rate contracts	—	—	—	—	—	—	1,695	189	1,884
Reallocation of noncontrolling interest	—	—	—	16,924	—	—	—	(16,924)	—

Equity, September 30, 2013	152,391	$1,524	$200,000	$5,250,174	$246,206	$(2,722)	$(12,122)	$1,058,802	$6,741,862

Equity, December 31, 2011	148,108	$1,481	$—	$4,936,457	$(53,080)	$(2,722)	$(16,138)	$547,518	$5,413,516
Redemption of operating partnership units in exchange for common stock	366	4	—	11,232	—	—	—	(11,236)	—
Conversion of redeemable preferred units to common units	—	—	—	—	—	—	—	5,852	5,852
Allocated net income for the year	—	—	—	—	224,244	—	—	28,847	253,091
Dividends/distributions declared	—	—	—	—	(248,014)	—	—	(30,100)	(278,114)
Sale of common stock, net of offering costs	2,348	24	—	247,162	—	—	—	—	247,186
Shares issued pursuant to stock purchase plan	8	—	—	781	—	—	—	—	781
Net activity from stock option and incentive plan	26	—	—	4,473	—	—	—	19,821	24,294
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(2,250)	(2,250)
Amortization of interest rate contracts	—	—	—	—	—	—	1,759	208	1,967
Reallocation of noncontrolling interest	—	—	—	(5,565)	—	—	—	5,565	—

Equity, September 30, 2012	150,856	$1,509	$—	$5,194,540	$(76,850)	$(2,722)	$(14,379)	$564,225	$5,666,323

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$735,128	$255,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	409,988	333,494
Non-cash compensation expense	39,001	24,859
Impairment loss	8,306	—
Income from unconsolidated joint ventures	(72,240)	(42,129)
Gains on consolidation of joint ventures	(385,991)	—
Distributions of net cash flow from operations of unconsolidated joint ventures	29,607	32,359
Gains from investments in securities	(1,872)	(1,202)
Non-cash portion of interest expense	29,149	32,681
Settlement of accreted debt discount on repurchases of unsecured exchangeable senior notes	(56,532)	(68,760)
Gains from early extinguishments of debt	(264)	(1,000)
Gains on sales of real estate from discontinued operations	(86,448)	(36,877)
Gain on forgiveness of debt from discontinued operations	(20,182)	—
Impairment loss from discontinued operations	3,241	—
Change in assets and liabilities:
Cash held in escrows	4,017	7,406
Tenant and other receivables, net	3,628	28,680
Accrued rental income, net	(44,636)	(59,177)
Prepaid expenses and other assets	(41,245)	(29,925)
Accounts payable and accrued expenses	9,179	3,713
Accrued interest payable	35,089	32,769
Other liabilities	(9,352)	(6,939)
Tenant leasing costs	(37,150)	(41,797)

Total adjustments	(184,707)	208,155

Net cash provided by operating activities	550,421	463,686

Cash flows from investing activities:
Acquisitions of real estate	(522,900)	(688,073)
Construction in progress	(279,786)	(238,627)
Building and other capital improvements	(46,805)	(32,159)
Tenant improvements	(78,462)	(108,100)
Proceeds from the sales of real estate	160,815	61,963
Cash recorded upon consolidation	79,468	—
Deposits on real estate	—	(15,000)
Repayments of notes receivable, net	12,491	(1,764)
Capital contributions to unconsolidated joint ventures	—	(367)
Capital distributions from unconsolidated joint ventures	223,067	3,057
Investments in securities, net	(1,333)	(1,042)

Net cash used in investing activities	(453,445)	(1,020,112)

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2013	2012
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(96,750)	(248,304)
Proceeds from unsecured senior notes	1,194,753	997,790
Redemption of unsecured senior notes	—	(225,000)
Redemption/repurchase/exchange of unsecured exchangeable senior notes	(393,468)	(507,434)
Deferred financing costs	(15,180)	(8,448)
Net proceeds from preferred stock issuance	193,623	—
Net proceeds from ATM stock issuances	—	247,186
Net proceeds from equity transactions	(348)	216
Redemption of preferred units	(43,070)	(18,329)
Dividends and distributions	(337,440)	(278,994)
Contributions from noncontrolling interest in property partnership	6,386	—
Distributions to noncontrolling interest in property partnerships	(6,185)	(2,250)

Net cash provided by (used in) financing activities	502,321	(43,567)

Net increase (decrease) in cash and cash equivalents	599,297	(599,993)
Cash and cash equivalents, beginning of period	1,041,978	1,823,208

Cash and cash equivalents, end of period	$1,641,275	$1,223,215

Supplemental disclosures:
Cash paid for interest	$368,652	$344,831

Interest capitalized	$50,252	$31,409

Non-cash investing and financing activities:
Additions to real estate included in accounts payable and accrued expenses	$6,397	$11,190

Real estate and related intangibles recorded upon consolidation	$3,356,000	$—

Debt recorded upon consolidation	$2,056,000	$—

Working capital recorded upon consolidation	$97,847	$—

Noncontrolling interests recorded upon consolidation	$480,861	$—

Investment in unconsolidated joint venture eliminated upon consolidation	$361,808	$—

Mortgage note payable extinguished through foreclosure	$25,000	$—

Real estate transferred upon foreclosure	$7,508	$—

Land improvements contributed by noncontrolling interest in property partnership	$4,546	$—

Preferred units issued in connection with the acquisition of real estate	$—	$79,405

Dividends and distributions declared but not paid	$112,470	$93,461

Issuance of common stock in connection with the exchange of exchangeable senior notes	$43,834	$—

Conversions of noncontrolling interests to stockholders’ equity	$10,406	$11,236

Conversion of redeemable preferred units to common units	$—	$5,852

Issuance of restricted securities to employees and directors	$30,077	$26,351

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties, Inc. (the “Company”), a Delaware corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the sole general partner of Boston Properties Limited Partnership (the “Operating Partnership”) and at September 30, 2013 owned an approximate 89.2% (88.6% at September 30, 2012) general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2011 and February 2012, the Company issued LTIP Units in connection with the granting to employees of outperformance awards (also referred to as “2011 OPP Units” and “2012 OPP Units,” respectively, and collectively as “OPP Units”). In February 2013, the Company issued LTIP Units in connection with the granting to employees of 2013 MYLTIP Units (“2013 MYLTIP Units”). Because the rights, preferences and privileges of OPP Units and 2013 MYLTIP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude OPP Units and 2013 MYLTIP Units (See Notes 10 and 13).

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

At September 30, 2013, there were three series of Preferred Units outstanding (i.e., Series Two Preferred Units, Series Four Preferred Units and Series B Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Each Series Two Preferred Unit may also be converted into approximately 1.312336 OP Units or redeemed for $50.00 of cash at the election of the holder thereof or the Operating Partnership in accordance with the terms and conditions set forth in the applicable amendment to the partnership agreement. The Series Four Preferred Units are not convertible into or exchangeable for any common equity of the Operating Partnership or the Company, have a per unit liquidation preference of $50.00 and are entitled to receive quarterly distributions of $0.25 per unit (or an annual rate of 2.00%) (See Note 10). The Series B Preferred Units were issued to the Company on March 27, 2013 in connection with the Company’s issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). The Company contributed the net proceeds from the offering to the Operating Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 11).

All references herein to the Company refer to Boston Properties, Inc. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

Properties

At September 30, 2013, the Company owned or had interests in a portfolio of 177 commercial real estate properties (the “Properties”) aggregating approximately 44.6 million net rentable square feet, including eight properties under construction totaling approximately 2.8 million net rentable square feet. In addition, the Company has structured parking for approximately 46,221 vehicles containing approximately 15.7 million square feet. At September 30, 2013, the Properties consist of:

•	169 office properties, including 130 Class A office properties (including seven properties under construction) and 39 Office/Technical properties;

•	one hotel;

•	four retail properties; and

•	three residential properties (including one property under construction).

The Company owns or controls undeveloped land parcels totaling approximately 512.6 acres.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2012. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company has modified the presentation of expenses to operate its San Francisco and Princeton regional offices to reflect the growing activity in its San Francisco region and to have a consistent presentation across the Company. These expenses, which totaled approximately $2.0 million and $1.9 million for the three months ended September 30,

2013 and 2012, respectively, and approximately $6.1 million and $5.8 million for the nine months ended September 30, 2013 and 2012, respectively, were previously included in Rental Operating Expenses and are now included in General and Administrative Expenses for all periods presented.

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

Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013			December 31, 2012
	Carrying Amount		Estimated Fair Value	Carrying Amount		Estimated Fair Value
Mortgage notes payable	$4,468,069		$4,592,273	$3,102,485		$3,256,940
Mezzanine notes payable	311,340		311,366	—		—
Unsecured senior notes	5,835,424		6,065,723	4,639,528		5,162,486
Unsecured exchangeable senior notes	739,536	(1)	768,019	1,170,356	(1)	1,278,554

Total	$11,354,369		$11,737,381	$8,912,369		$9,697,980

(1)	Includes the net adjustment for the equity component allocation totaling approximately $7.4 million and $25.5 million at September 30, 2013 and December 31, 2012, respectively.

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

Revision of Prior Period Amounts

The table below reflects selected information for the Company for the three and nine months ended September 30, 2012. The servicer of the non-recourse mortgage loan in the amount of $25.0 million collateralized by the Company’s Montvale Center property located in Gaithersburg, Maryland foreclosed on the property on January 31, 2012. As a result of the foreclosure, the Company recognized a gain on forgiveness of debt during the nine months ended September 30, 2012 totaling approximately $17.8 million. Due to a procedural error of the trustee, the foreclosure sale was subsequently dismissed by the applicable court prior to ratification. As a result, the Company, as part of its Form 10-K for the fiscal year ended December 31, 2012, revised its financial statements to (1) properly reflect the property and related mortgage debt on its consolidated balance sheet at December 31, 2012, (2) reverse the gain on forgiveness of debt during the nine months ended September 30, 2012 and (3) recognize the operating activity from the property for the three and nine months ended September 30, 2012. On February 20, 2013, the subsequent foreclosure sale of Montvale Center was ratified by the court. As a result of the ratification, the mortgage loan totaling $25.0 million was extinguished and the related obligations were satisfied with the transfer of the real estate resulting in the recognition of a gain on forgiveness of debt totaling approximately $20.2 million during the nine months ended September 30, 2013 (See Note 3). As a result, for the three and nine months ended September 30, 2012, the activity for Montvale Center has been reclassified to discontinued operations in the consolidated statements of operations. In addition, operating results have been reclassified for the three and nine months ended September 30, 2012 as a result of the discontinued operations presentation of (1) the Company’s Bedford Business Park properties which were sold on May 17, 2012, (2) the Company’s 303 Almaden Boulevard property which was sold on June 28, 2013 (See Note 3) and (3) the Company’s 1301 New York Avenue property which was sold on August 22, 2013 (See Note 3).

	For the three months ended September 30, 2012		For the nine months ended September 30, 2012
	As Reported	As Revised	As Reported	As Revised
	(in thousands, except for per share amounts)
Total revenue	$470,904	$466,680	$1,389,028	$1,376,448
Income from continuing operations	$66,103	$63,972	$219,291	$213,058
Discontinued operations	$—	$1,550	$55,568	$42,473
Net income attributable to Boston Properties, Inc. common shareholders	$57,769	$57,249	$241,473	$224,244
Income attributable to Boston Properties, Inc. common shareholders per share—basic	$0.38	$0.38	$1.61	$1.50
Income attributable to Boston Properties, Inc. common shareholders per share—diluted	$0.38	$0.38	$1.60	$1.49

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

3. Real Estate Activity During the Nine Months Ended September 30, 2013

Acquisitions

On February 6, 2013, the Company completed the acquisition of 535 Mission Street, a development site, in San Francisco, California for an aggregate purchase price of approximately $71.0 million in cash, including work completed and materials purchased to date. When completed, 535 Mission Street will consist of a 27-story, Class A office tower with approximately 307,000 net rentable square feet of office and retail space. The property is currently under development.

On March 26, 2013, the consolidated joint venture in which the Company has a 95% interest completed the acquisition of a land parcel in San Francisco, California that will support a 60-story, 1.4 million square foot office tower known as Transbay Tower. The purchase price for the land was approximately $192.0 million. On February 7, 2013, the partner in the joint venture issued a notice that it was electing under the joint venture agreement to reduce its nominal ownership interest in the venture from 50% to 5%. On February 26, 2013, the Company issued a notice to the partner electing to proceed with the venture on that basis. As a result, the Company has a 95% nominal interest in and is consolidating the joint venture (See Note 10). The initial phase of the development consisting of building the project to grade is currently under development.

On March 29, 2013, the Company completed the acquisition of a parcel of land located in Reston, Virginia for a purchase price of approximately $27.0 million. The land parcel is commercially zoned for 250,000 square feet of office space.

On April 10, 2013, the Company acquired the Mountain View Research Park and Mountain View Technology Park properties from Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”) for an aggregate net purchase price of approximately $233.1 million. Mountain View Research Park is a 16-building complex of Office/Technical properties aggregating approximately 604,000 net rentable square feet. Mountain View Technology Park is a seven-building complex of Office/Technical properties aggregating approximately 135,000 net rentable square feet. The following table summarizes the allocation of the aggregate purchase price of Mountain View Research Park and Mountain View Technology Park at the date of acquisition (in thousands).

Land	$126,521
Building and improvements	82,451
Tenant improvements	7,326
In-place lease intangibles	23,279
Above-market rents	843
Below-market rents	(7,336)

Net assets acquired	$233,084

On May 31, 2013, the Company’s two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) located in New York City) transferred all of their interests in the joint venture to third parties. 767 Fifth Avenue (the General Motors Building) is a Class A office property totaling approximately 1.8 million net rentable square feet. In connection with the transfer, the Company and its new joint venture partners modified the Company’s relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in the Company having sufficient financial and operating control over 767 Venture, LLC such that, effective as of May 31, 2013, the Company accounts for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in its financial statements instead of under the equity method of accounting (See Notes 5 and 10). The following table summarizes the allocation of the aggregate purchase price of 767 Fifth Avenue (the General Motors Building) at the date of consolidation on May 31, 2013 (in thousands).

Real estate and related intangibles recorded upon consolidation
Land	$1,796,252
Building and improvements	1,447,446
Tenant improvements	85,208
In-place lease intangibles	357,781
Above market rents	101,897
Below market rents	(239,641)
Above market assumed debt adjustments	(192,943)

	$3,356,000
Debt recorded upon consolidation
Mortgage notes payable	(1,300,000)
Mezzanine notes payable	(306,000)
Related party notes payable	(450,000	)(1)

	$(2,056,000)
Working capital recorded upon consolidation
Cash and cash equivalents	$79,468
Cash held in escrows	2,403
Tenant and other receivables	7,104
Prepaid expenses and other assets	4,269
Accounts payable and accrued expenses	(2,418)
Accrued interest payable	(182,369	)(2)
Other liabilities	(6,304)

	$(97,847)
Noncontrolling interest recorded upon consolidation
Noncontrolling interests	$(520,000)
Noncontrolling interests—working capital	39,139

	$(480,861)

Net assets recorded upon consolidation	$721,292

(1)	The Company’s partner loans totaling $270.0 million eliminates in consolidation.
(2)	The Company’s share of the accrued interest payable on the partner loans totaling approximately $105.5 million eliminates in consolidation.

Mountain View Research Park and Mountain View Technology Park contributed approximately $10.9 million of revenue and approximately $(0.1) million of earnings to the Company for the period from April 10, 2013 through September 30, 2013. 767 Fifth Avenue (the General Motors Building) contributed approximately $95.3 million of revenue and approximately $4.1 million of earnings to the Company for the period from May 31, 2013 through September 30, 2013.

The accompanying unaudited pro forma information for the nine months ended September 30, 2013 and 2012 is presented as if the operating property acquisitions of (1) Mountain View Research Park and Mountain View Technology Park on April 10, 2013 and the approximately $26.5 million gain on consolidation and (2) 767 Fifth Avenue (the General Motors Building) on May 31, 2013 and the approximately $359.5 million gain on consolidation, had occurred on January 1, 2012. This unaudited pro forma information is based upon the historical consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and notes thereto. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

Pro Forma (Unaudited)	Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012
Total revenue	$1,688,393	$1,602,949
Income from continuing operations	$224,848	$567,031
Net income attributable to Boston Properties, Inc.	$308,633	$559,008
Basic earnings per share:
Net income per share attributable to Boston Properties, Inc.	$1.99	$3.71
Diluted earnings per share:
Net income per share attributable to Boston Properties, Inc.	$1.99	$3.70

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

On June 28, 2013, the Company completed the sale of its 303 Almaden Boulevard property located in San Jose, California for a sale price of $40.0 million. Net cash proceeds totaled approximately $39.3 million. 303 Almaden Boulevard is a Class A office property totaling approximately 158,000 net rentable square feet. Because the Company entered into the related purchase and sale agreement on March 28, 2013 and the carrying value of the property exceeded its net sale price, the Company recognized an impairment loss totaling approximately $3.2 million during the three months ended March 31, 2013. As a result, there was no loss on sale of real estate recognized during the nine months ended September 30, 2013. The impairment loss and operating results of this property have been classified as discontinued operations on a historical basis for all periods presented. The sale of this asset caused the Company to reevaluate its strategy for development of its adjacent Almaden land parcel, which can accommodate an approximately 840,000 square feet office complex. Based on a shorter than expected hold period, the Company reduced the carrying value of the land parcel to its estimated fair market value and recognized an impairment loss of approximately $8.3 million during the three months ended March 31, 2013. The Company’s estimated fair value, as measured on a non-recurring basis, was based on comparable land sales. The Company has determined that its valuation of the land falls within Level 3 of the fair value hierarchy, as it has utilized significant unobservable inputs in its assessment.

On August 22, 2013, the Company completed the sale of its 1301 New York Avenue property located in Washington, DC for a net contract sale price of approximately $121.7 million. After adjusting for outstanding lease and other transaction costs assumed by the buyer, the gross sale price was approximately $135.0 million. Net cash proceeds totaled approximately $121.5 million, resulting in a gain on sale of approximately $86.4 million. 1301 New York Avenue is a Class A office property totaling approximately 201,000 net rentable square feet. The operating results of the property through the date of sale have been classified as discontinued operations on a historical basis for all periods presented.

The following table summarizes the income from discontinued operations related to 1301 New York Avenue, Montvale Center and 303 Almaden Boulevard and the related gain on sale of real estate, gain on forgiveness of debt and impairment loss for the three and nine months ended September 30, 2013 and 2012 and the gain on sale of real estate and income from discontinued operations for the nine months ended September 30, 2012 related to the Company’s Bedford Business Park properties which were sold on May 17, 2012:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Total revenue	$1,511	$4,882	$10,469	$17,940
Expenses
Operating	433	1,781	3,447	6,725
Depreciation and amortization	—	901	1,065	3,675

Total expenses	433	2,682	4,512	10,400
Operating income	1,078	2,200	5,957	7,540
Other expense
Interest expense	—	(650)	(360)	(1,944)

Income from discontinued operations	$1,078	$1,550	$5,597	$5,596
Noncontrolling interest in income from discontinued operations—common units of the Operating Partnership	(107)	(162)	(562)	(591)

Income from discontinued operations attributable to Boston Properties, Inc.	$971	$1,388	$5,035	$5,005

Gains on sales of real estate from discontinued operations	$86,448	$—	$86,448	$36,877
Gain on forgiveness of debt from discontinued operations	—	—	20,182	—
Impairment loss from discontinued operations	—	—	(3,241)	—
Noncontrolling interest in gain on sale of real estate, gain on forgiveness of debt and impairment loss from discontinued operations—common units of the Operating Partnership	(8,803)	—	(10,698)	(4,060)

Gain sale of real estate, gain on forgiveness of debt and impairment loss from discontinued operations attributable to Boston Properties, Inc.	$77,645	$—	$92,691	$32,817

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at September 30, 2013:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%
The Metropolitan Square Associates LLC	Metropolitan Square	51.0%
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(1)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3	%(2)
RBP Joint Venture LLC	N/A	50.0	%(3)
Boston Properties Office Value-Added Fund, L.P.	N/A	39.5	%(4)
Annapolis Junction NFM, LLC	Annapolis Junction	50.0	%(5)
2 GCT Venture LLC	N/A	60.0	%(6)
540 Madison Venture LLC	540 Madison Avenue	60.0%
125 West 55th Street Venture LLC	N/A	60.0	%(7)
500 North Capitol LLC	500 North Capitol Street, NW	30.0%

(1)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(2)	The Company’s wholly-owned entity that owns the office component of the project also owns a 33.3% interest in the entity owning the land and infrastructure of the project.
(3)	Eighth Avenue and 46th Street was sold on July 19, 2013.
(4)	The Company acquired Mountain View Research Park and Mountain View Technology Park from the Value-Added Fund on April 10, 2013 (See Note 3). As of September 30, 2013, the investment is comprised of undistributed cash.
(5)	Comprised of two buildings, one building under construction and two undeveloped land parcels.
(6)	Two Grand Central Tower was sold on October 25, 2011. As of September 30, 2013, the investment is comprised of undistributed cash.
(7)	125 West 55th Street was sold on May 30, 2013. As of September 30, 2013, the investment is comprised of undistributed cash.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
ASSETS
Real estate and development in process, net	$927,890	$4,494,971
Other assets	158,105	673,716

Total assets	$1,085,995	$5,168,687

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$748,489	$3,039,922
Other liabilities	21,183	792,888
Members’/Partners’ equity	316,323	1,335,877

Total liabilities and members’/partners’ equity	$1,085,995	$5,168,687

Company’s share of equity	$157,875	$787,941
Basis differentials(1)	(28,837)	(128,025)

Carrying value of the Company’s investments in unconsolidated joint ventures	$129,038	$659,916

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from impairment of investments and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Total revenue(1)	$37,983	$135,998	$273,464	$431,133
Expenses
Operating	14,963	42,298	89,826	120,451
Depreciation and amortization	9,784	39,291	76,202	123,869

Total expenses	24,747	81,589	166,028	244,320
Operating income	13,236	54,409	107,436	186,813
Other income (expense)
Interest expense	(8,148)	(56,521)	(104,436)	(167,792)
Losses from early extinguishments of debt	—	—	(1,677)	—

Income (loss) from continuing operations	5,088	(2,112)	1,323	19,021
Gains on sales of real estate	12,441	990	14,207	990

Net income (loss)	$17,529	$(1,122)	$15,530	$20,011

Company’s share of net income (loss)	$3,149	$(1,420)	$1,974	$10,591
Gains on sales of real estate	11,174	—	54,501	—
Basis differential	413	384	(1,213)	1,282
Elimination of inter-entity interest on partner loan	—	10,253	16,978	30,256

Income from unconsolidated joint ventures	$14,736	$9,217	$72,240	$42,129

Gains on consolidation of joint ventures	$(1,810)	$—	$385,991	$—

(1)	Includes straight-line rent adjustments of $0.6 million and $2.2 million for the three months ended September 30, 2013 and 2012, respectively, and $7.6 million and $9.3 million for the nine months ended September 30, 2013 and 2012, respectively. Includes net below-market rent adjustments of $(0.1) million and $22.1 million for the three months ended September 30, 2013 and 2012, respectively, and $33.9 million and $70.6 million for the nine months ended September 30, 2013 and 2012, respectively. Total revenue for the nine months ended September 30, 2012 includes termination income totaling approximately $19.6 million (of which the Company’s share is approximately $11.8 million) related to a lease termination with a tenant at 767 Fifth Avenue (the General Motors Building).

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

On April 10, 2013, the Company acquired the Mountain View Research Park and Mountain View Technology Park properties from its Value-Added Fund for an aggregate net purchase price of approximately $233.1 million. In conjunction with the acquisition, the Value-Added Fund repaid the mortgage loans collateralized by the Mountain View Research Park and Mountain View Technology Park properties totaling approximately $90.0 million and $20.0 million, respectively, as well as the outstanding loans payable to the Company’s Operating Partnership totaling approximately $8.6 million and $3.7 million, respectively. The Mountain View Research Park and Mountain View Technology Park mortgage loans bore interest at variable rates equal to LIBOR plus 2.00% per annum and LIBOR plus 2.50% per annum, respectively and were scheduled to mature on May 31, 2014 and November 22, 2014, respectively. The joint venture recognized a loss on early extinguishment of debt totaling approximately $0.4 million, of which the Company’s share was approximately $0.2 million, consisting of the write-off of unamortized deferred financing costs. Prior to the acquisition, the Company’s ownership interest in the properties was approximately 39.5%. As a result of the acquisition, the Company owns 100% of the properties and is accounting for them on a consolidated basis (See Note 3). The Company had previously recognized an impairment loss on its investment in the unconsolidated joint venture. As a result, the Company recognized a gain on its investment of approximately $26.5 million, which includes an adjustment recognized during the three months ended September 30, 2013 totaling approximately $2.1 million and which is included within gains on consolidation of joint ventures in the Company’s consolidated statements of operations.

On May 30, 2013, a joint venture in which the Company has a 60% interest completed the sale of its 125 West 55th Street property located in New York City for a sale price of $470.0 million, including the assumption by the buyer of the mortgage loan collateralized by the property totaling approximately $198.6 million. The mortgage loan bore interest at a fixed rate of 6.09% per annum and was scheduled to mature on March 10, 2020. Net cash proceeds totaled approximately $253.7 million, of which the Company’s share was approximately $152.2 million, after the payment of transaction costs. 125 West 55th Street is a Class A office property totaling approximately 588,000 net rentable square feet. The Company had previously recognized an impairment loss on its investment in the unconsolidated joint venture. As a result, the Company recognized a gain on sale of real estate totaling approximately $43.2 million, which is included within income from unconsolidated joint ventures in the Company’s consolidated statements of operations.

On May 31, 2013, the Company’s two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) located in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer, the Company and its new joint venture partners modified the Company’s relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in the Company having sufficient financial and operating control over 767 Venture, LLC such that the Company now accounts for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in its financial statements instead of under the equity method of accounting (See Note 3). Upon consolidation, the Company recognized a non-cash gain on its investment of approximately $359.5 million, which includes an adjustment recognized during the three months ended September 30, 2013 totaling approximately $(3.9) million and which is included within gains on consolidation of joint ventures in the Company’s consolidated statements of operations.

On May 31, 2013, a joint venture in which the Company has a 30% interest refinanced its construction loan collateralized by 500 North Capitol Street, NW located in Washington, DC. The construction loan totaling approximately $90.6 million bore interest at a variable rate equal to LIBOR plus 1.65% per annum and was scheduled to mature on October 14, 2014. The joint venture recognized a loss on early extinguishment of debt totaling approximately $1.0 million, of which the Company’s share was approximately $0.3 million, consisting of the write-off of unamortized deferred financing costs. The new mortgage loan totaling $105.0 million requires interest only payments at a fixed interest rate of 4.15% per annum and matures on June 6, 2023.

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

On July 19, 2013, a joint venture in which the Company has a 50% interest completed the sale of its Eighth Avenue and 46th Street project located in New York City for an imputed sale price of $45.0 million. The Eighth Avenue and 46th Street project is comprised of an assemblage of land parcels and air-rights. Net cash proceeds to the Company totaled approximately $21.8 million, after the payment of transaction costs. The joint venture had previously recognized an impairment loss on the property. As a result, the joint venture recognized a gain on sale of real estate totaling approximately $12.6 million, of which the Company’s share was approximately $11.3 million. The Company’s share of the gain on sale of real estate is reflective of the Company’s share of the net proceeds from the imputed sale price and is included within income from unconsolidated joint ventures in the Company’s consolidated statements of operations.

On September 26, 2013, a joint venture in which the Company has a 50% interest entered into a lease agreement for its Annapolis Junction Building Seven development project. Annapolis Junction Building Seven when completed will consist of a Class A office property with approximately 125,000 net rentable square feet located in Annapolis, Maryland.

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

6. Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of September 30, 2013 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
12 Year Unsecured Senior Notes	5.625%	5.693%	$300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024

Total principal			5,850,000
Net unamortized discount			(14,576)

Total			$5,835,424

(1)	Yield on issuance date including the effects of discounts on the notes and the amortization of financing costs.
(2)	No principal amounts are due prior to maturity.

The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At September 30, 2013, the Company was in compliance with each of these financial restrictions and requirements.

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

7. Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of September 30, 2013 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by the Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
Net unamortized discount					(555)
Adjustment for the equity component allocation, net of accumulated amortization					(7,409)

Total					$739,536

(1)	Yield on issuance date including the effects of discounts on the notes and the amortization of financing costs but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock). In addition, the Company entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions were intended to increase the effective exchange price to the Company of the notes from $117.58 to approximately $137.17 per share (subject to adjustment), representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s common stock. The net cost of the capped call transactions was approximately $44.4 million. As of September 30, 2013, the effective exchange price was $134.14 per share.

On April 15, 2013, the Company announced that holders of its Operating Partnership’s 3.75% Exchangeable Senior Notes due 2036 (the “Notes”) had the right to surrender their Notes for purchase by the Operating Partnership (the “Put Right”) on May 18, 2013. On April 15, 2013, the Company also announced that the Operating Partnership issued a notice of redemption to the holders of the Notes to redeem, on May 18, 2013 (the “Redemption Date”), all of the Notes outstanding on the Redemption Date. In connection with the notice of redemption, holders of the Notes had the right to exchange their Notes on or prior to May 16, 2013. Notes with respect to which the Put Right was not exercised and that were not surrendered for exchange on or prior to May 16, 2013, were redeemed by the Operating Partnership at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest thereon to, but excluding, the Redemption Date. Based on final information provided to the Operating Partnership by the trustee for the Notes, no Notes were validly tendered and accepted for purchase in the Put Right. Pursuant to the notice of redemption, an aggregate principal amount of $990,000 of the Notes was redeemed on May 18, 2013. The remaining aggregate principal amount of $449,010,000 of the Notes was surrendered for exchange and, in addition to the repayment of the principal in cash, the Company issued an aggregate of 419,116 shares of its common stock in exchange for the Notes (See Note 11). The Company recognized a loss on early extinguishment of debt totaling approximately $0.1 million consisting of transaction costs.

8. Unsecured Line of Credit

On July 26, 2013, the Company’s Operating Partnership amended and restated the revolving credit agreement governing the Company’s Unsecured Line of Credit, which, among other things, (1) increased the total commitment from $750.0 million to $1.0 billion, (2) extended the maturity date from June 24, 2014 to July 26, 2018 and (3) reduced the per annum variable interest rates and other fees. The Operating Partnership may increase the total commitment to $1.5 billion, subject to syndication of the increase and other conditions. At the Operating Partnership’s option, loans outstanding under the Unsecured Line of Credit will bear interest at a rate per annum equal to (1), in the case of loans denominated in Dollars, Euro or Sterling, LIBOR or, in the case of loans denominated in Canadian Dollars, CDOR, in each case, plus a margin ranging from 0.925% to 1.70% based on the Operating Partnership’s credit rating or (2) an alternate base rate equal to the greatest of (a) the Administrative Agent’s prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.70% based on the Operating Partnership’s credit rating. The Unsecured Line of Credit also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Operating Partnership at a reduced interest rate. In addition, the Operating Partnership is also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.35% based on the Operating Partnership’s credit rating and (2) an annual fee on the undrawn amount of each letter of credit equal to the LIBOR margin. Based on the Operating Partnership’s current credit rating, the LIBOR and CDOR margin is 1.00%, the alternate base rate margin is 0.0% and the facility fee is 0.15%. At September 30, 2013, there were no amounts outstanding on the Unsecured Line of Credit.

The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 and (6) limitations on permitted investments. At September 30, 2013, the Company was in compliance with each of these financial and other covenant requirements.

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

In connection with the assumption of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture, 767 Venture, LLC, the Company guaranteed the consolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of September 30, 2013, the maximum funding obligation under the guarantee was approximately $11.4 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

In connection with the mortgage financing collateralized by the Company’s John Hancock Tower property located in Boston, Massachusetts, the Company has agreed to guarantee approximately $15.9 million related to its obligations to provide funds for certain tenant re-leasing costs. The mortgage financing matures on January 6, 2017.

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

Insurance

The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) and the Company can provide no assurance that it will be extended further. Currently, the Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism certified under TRIA other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). The Company also carries $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in the Company’s property insurance program which is provided by IXP, LLC (“IXP”) as a direct insurer. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage, with $1.375 billion of Terrorism Coverage in excess of $250 million being provided by NYXP, LLC (“NYXP”), as a direct insurer. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which the Company manages. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the additional Terrorism Coverage provided by IXP for 601 Lexington Avenue, the NBCR Coverage provided by IXP and the Terrorism Coverage provided by NYXP are backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100.0 million and the coinsurance is 15%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in its portfolio or for any other reason. In the event TRIPRA is not extended beyond December 31, 2014, (i) the Company will evaluate alternative approaches to secure coverage for acts of terrorism thereby potentially increasing its overall cost of insurance, (ii) if such insurance is not available at commercially reasonable rates with limits equal to its current coverage or at all, the Company may not continue to have full occurrence limit coverage for acts of terrorism, (iii) the Company may not satisfy the insurance requirements under existing or future debt financings secured by individual properties, (iv) the Company may not be able to obtain future debt financings secured by individual properties and (v) the Company may cancel the insurance policies issued by IXP for the NBCR Coverage and the additional Terrorism Coverage for 601 Lexington Avenue and by NYXP for the Terrorism Coverage for 767 Fifth Avenue. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.

The Company also currently carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that the Company believes are commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, the Company currently carries earthquake insurance which covers its San Francisco region

(excluding 680 Folsom Street and 535 Mission Street) with a $120 million per occurrence limit and a $120 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. The builders risk policy maintained for the development of 680 Folsom Street in San Francisco includes a $20 million per occurrence and annual aggregate limit of earthquake coverage. In addition, the builders risk policy maintained for the development of 535 Mission Street in San Francisco includes a $15 million per occurrence and annual aggregate limit of earthquake coverage. The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact the Company’s ability to finance properties subject to earthquake risk. The Company may discontinue earthquake insurance or change the structure of its earthquake insurance program on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.

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

10. Noncontrolling Interests

Noncontrolling interests relate to the interests in the Operating Partnership not owned by the Company and interests in consolidated property partnerships not wholly-owned by the Company. As of September 30, 2013, the noncontrolling interests in the Operating Partnership consisted of 15,738,523 OP Units, 1,460,200 LTIP Units, 396,500 2011 OPP Units, 396,150 2012 OPP Units, 316,325 2013 MYLTIP Units, 995,997 Series Two Preferred Units (or 1,307,083 OP Units on an as converted basis) and 360,126 Series Four Preferred Units (not convertible into OP Units) held by parties other than the Company.

Noncontrolling Interest—Redeemable Preferred Units of the Operating Partnership

The Preferred Units at September 30, 2013 included 995,997 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) 6.00% per annum on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). The holders of Series Two Preferred Units have the right to require the Operating Partnership to redeem all of the outstanding units for cash at the redemption price of $50.00 per unit on May 12, 2014. The holders also had the right to have 1,007,662 Series Two Preferred Units (or such lesser amount that may have been outstanding) redeemed for cash on each of May 12, 2009, May 12, 2010, May 12, 2011, May 14, 2012 and May 14, 2013, although no holder exercised such right. In May 2014, the Company also has the right, subject to certain conditions, to call for redemption all of the outstanding Series Two Preferred Units for cash or to convert into OP Units any Series Two Preferred Units that have not been previously redeemed. In the event the Company calls the Series Two Preferred Units for redemption, the holders shall have the right to convert the Series Two Preferred Units into OP Units.

On February 15, 2013, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.85302 per unit. On May 15, 2013, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.85302 per unit. On August 15, 2013, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.85302 per unit.

The Preferred Units at September 30, 2013 also included 360,126 Series Four Preferred Units, which bear a preferred distribution equal to 2.00% per annum on a liquidation preference of $50.00 per unit and are not convertible into OP Units. In order to secure the performance of certain obligations by the holders, such Series Four Preferred Units are subject to forfeiture pursuant to the terms of a pledge agreement. The holders of Series Four Preferred Units have the right, at certain times and subject to certain conditions set forth in the Certificate of Designations establishing the rights, limitations and preferences of the Series Four Preferred Units, to require the Operating Partnership to redeem all of their their units for cash at the redemption price of $50.00 per unit. The Operating Partnership also has the right, at certain times and subject to certain conditions, to redeem all of the Series Four Preferred Units for cash at the redemption price of $50.00 per unit. The Series Four Preferred Units that are subject to the security interest under the pledge agreement may not be redeemed until and unless such security interest is released. The Operating Partnership’s first right to redeem the Series Four Preferred Units was a 30-day period beginning on August 29, 2013. Due to the holders’ redemption option existing outside the control of the Company, the Series Four Preferred Units are presented outside of permanent equity in the Company’s Consolidated Balance Sheets. On August 29, 2013, the Company’s Operating Partnership redeemed approximately 861,400 Series Four Preferred Units for cash at the redemption price of $50.00 per unit plus accrued and unpaid distributions through the redemption date.

On February 15, 2013, the Operating Partnership paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit. On May 15, 2013, the Operating Partnership paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit. On August 15, 2013, the Operating Partnership paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit.

The following table reflects the activity of the noncontrolling interests—redeemable preferred units of the Operating Partnership for the nine months ended September 30, 2013 and 2012 (in thousands):

Balance at January 1, 2013	$110,876
Net income	3,385
Distributions	(3,385)
Redemption of redeemable preferred units (Series Four Preferred Units)	(43,070)

Balance at September 30, 2013	$67,806

Balance at January 1, 2012	$55,652
Issuance of redeemable preferred units (Series Four Preferred Units)	79,405
Net income	2,440
Distributions	(2,440)
Redemption of redeemable preferred units (Series Four Preferred Units)	(18,329)
Conversion of redeemable preferred units (Series Two Preferred Units) to common units	(5,852)

Balance at September 30, 2012	$110,876

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

The following table reflects the activity of the noncontrolling interest—redeemable interest in property partnership in the Company’s Fountain Square consolidated joint venture for the nine months ended September 30, 2013 (in thousands):

Balance at January 1, 2013	$97,558
Net loss	(1,523)
Distributions	(3,935)
Adjustment to reflect redeemable interest at redemption value	6,549

Balance at September 30, 2013	$98,649

Noncontrolling Interest—Common Units of the Operating Partnership

During the nine months ended September 30, 2013, 336,935 OP Units were presented by the holders for redemption (including 19,589 OP Units issued upon conversion of LTIP Units) and were redeemed by the Company in exchange for an equal number of shares of Common Stock.

At September 30, 2013, the Company had outstanding 396,500 2011 OPP Units, 396,150 2012 OPP Units and 316,325 2013 MYLTIP Units. Prior to the measurement date (January 31, 2014 for 2011 OPP Units, February 6, 2015 for 2012 OPP Units and February 4, 2016 for 2013 MYLTIP Units), holders of OPP Units and 2013 MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of OPP Units and 2013 MYLTIP Units, both vested and unvested, that OPP and 2013 MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

On January 29, 2013, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit, and a distribution on the 2011 OPP Units and 2012 OPP Units in the amount of $0.065 per unit, to holders of record as of the close of business on December 31, 2012. On April 30, 2013, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit, and a distribution on the 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units in the amount of $0.065 per unit, to holders of record as of the close of business on March 29, 2013. On July 31, 2013, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit, and a distribution on the 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units in the amount of $0.065 per unit, to holders of record as of the close of business on June 28, 2013. On September 18, 2013, Boston Properties, Inc., as general partner of the Operating Partnership, declared a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit and a distribution on the 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units in the amount of $0.065 per unit, in each case payable on October 31, 2013 to holders of record as of the close of business on September 30, 2013.

The Series Two Preferred Units may be converted into OP Units at the election of the holder thereof at any time. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company. The Company may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (not owned by the Company and including LTIP Units assuming that all conditions had been met for the conversion thereof) and Series Two Preferred Units (on an as converted basis) had all of such units been redeemed at September 30, 2013 was approximately $1.8 billion and $139.7 million, respectively, based on the closing price of the Company’s common stock of $106.90 per share on September 30, 2013.

Noncontrolling Interests—Property Partnerships

The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $481.6 million at September 30, 2013 and approximately $(2.0) million at December 31, 2012, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.

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

On May 31, 2013, the Company’s two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer, the Company and its new joint venture partners modified the Company’s relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in the Company having sufficient financial and operating control over 767 Venture, LLC such that the Company now accounts for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in its financial statements instead of under the equity method of accounting. Upon consolidation, the Company recognized the new joint venture partners’ aggregate 40% equity interest at its aggregate fair value of approximately $480.9 million within Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets (See Notes 3 and 4).

11. Stockholders’ Equity

As of September 30, 2013, the Company had 152,390,595 shares of Common Stock outstanding.

As of September 30, 2013, approximately $305.3 million remained available for issuance under the Company’s $600 million “at the market” stock offering program.

During the nine months ended September 30, 2013, the Company issued 336,935 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from third parties.

On January 29, 2013, the Company paid a dividend in the amount of $0.65 per share of Common Stock to shareholders of record as of the close of business on December 31, 2012. On April 30, 2013, the Company paid a dividend in the amount of $0.65 per share of Common Stock to shareholders of record as of the close of business on March 29, 2013. On July 31, 2013, the Company paid a dividend in the amount of $0.65 per share of Common Stock to shareholders of record as of the close of business on June 28, 2013. On September 18, 2013, the Company’s Board of Directors declared a dividend of $0.65 per share of Common Stock payable on October 31, 2013 to shareholders of record as of the close of business on September 30, 2013.

On March 27, 2013, the Company completed an underwritten public offering of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of its newly designated 5.25% Series B Cumulative Redeemable Preferred Stock, at a price of $2,500.00 per share ($25.00 per depositary share). The net proceeds from this offering were approximately $193.6 million, after deducting the underwriting discount and transaction expenses. The Company contributed the net proceeds to the Operating Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock. The Company will pay cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. The Company may not redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of the Company’s REIT status. On or after March 27, 2018, the Company, at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates.

On May 15, 2013, the Company paid a dividend on its outstanding Series B Preferred Stock of $32.8125 per share. On August 15, 2013, the Company paid a dividend on its outstanding Series B Preferred Stock of $32.8125 per share. On September 18, 2013, the Company’s Board of Directors declared a dividend of $32.8125 per share of Series B Preferred Stock payable on November 15, 2013 to shareholders of record as of the close of business on November 5, 2013.

During the nine months ended September 30, 2013, the Company issued 419,116 shares of Common Stock in connection with the exchange by holders of its Operating Partnership’s 3.75% Exchangeable Senior Notes due 2036 (See Note 7).

12. Earnings Per Share

The following table provides a reconciliation of both the net income attributable to Boston Properties, Inc. and the number of common shares used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income attributable to Boston Properties, Inc. by the weighted-average number of common shares outstanding during the period. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Operating Partnership, as well as Common Stock of the Company, and as a result these are considered participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of the Company, LTIP Units, OPP Units and 2013 MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic EPS of the Company using the two-class method. Participating securities are included in the computation of diluted EPS of the Company using the if-converted method if the impact is dilutive. Because the OPP Units and 2013 MYLTIP Units require the Company to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes such units from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of the Operating Partnership that are exchangeable for the Company’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	For the three months ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties, Inc.	$74,061	152,407	$0.49
Discontinued operations attributable to Boston Properties, Inc.	78,616	—	0.51
Allocation of undistributed earnings to participating securities	(586)	—	—

Net income attributable to Boston Properties, Inc. common shareholders	$152,091	152,407	$1.00
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	285	—

Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$152,091	152,692	$1.00

	For the three months ended September 30, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties, Inc.	$55,861	150,801	$0.37
Discontinued operations attributable to Boston Properties, Inc.	1,388	—	0.01

Net income attributable to Boston Properties, Inc. common shareholders	$57,249	150,801	$0.38
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	1,182	—

Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$57,249	151,983	$0.38

	For the nine months ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties, Inc.	$555,135	152,000	$3.65
Discontinued operations attributable to Boston Properties, Inc.	97,726	—	0.64
Allocation of undistributed earnings to participating securities	(3,762)	—	(0.02)

Net income attributable to Boston Properties, Inc. common shareholders	$649,099	152,000	$4.27
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	381	(0.01)

Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$649,099	152,381	$4.26

	For the nine months ended September 30, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties, Inc.	$186,422	149,823	$1.25
Discontinued operations attributable to Boston Properties, Inc.	37,822	—	0.25

Net income attributable to Boston Properties, Inc. common shareholders	$224,244	149,823	$1.50
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	655	(0.01)

Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$224,244	150,478	$1.49

13. Stock Option and Incentive Plan

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

On March 11, 2013, the Company announced that Owen D. Thomas would succeed Mortimer B. Zuckerman as the Company’s Chief Executive Officer, effective April 2, 2013. On April 2, 2013, the Company issued 24,231 LTIP units, 38,926 2013 MYLTIP Units and 50,847 non-qualified stock options under the 2012 Plan to Mr. Thomas, pursuant to his employment agreement. Mr. Zuckerman will continue to serve as Executive Chairman for a transition period and thereafter is expected to continue to serve as the Non-Executive Chairman of the Board. In connection with succession planning, the Company and Mr. Zuckerman entered into a Transition Benefits Agreement. If Mr. Zuckerman remains employed by the Company through July 1, 2014, he will be entitled to receive on January 1, 2015 a lump sum cash payment of $6.7 million and an equity award with a targeted value of approximately $11.1 million. The cash payment and equity award vest one-third on each of March 10, 2013, October 1, 2013 and July 1, 2014, subject to acceleration in certain circumstances. As a result, the Company recognized approximately $2.6 million and $11.8 million of compensation expense during the three and nine months ended September 30, 2013, respectively. In addition, the agreement provides that if Mr. Zuckerman terminates his employment with the Company for any reason, voluntarily or involuntarily, he will become fully vested in any outstanding equity awards with time-based vesting. As a result, during the nine months ended September 30, 2013, the Company accelerated the remaining approximately $12.9 million of stock-based compensation expense associated with Mr. Zuckerman’s unvested long-term equity awards.

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

During the nine months ended September 30, 2013, the Company issued 36,730 shares of restricted common stock, 252,220 non-qualified stock options, 184,733 LTIP Units and 318,926 2013 MYLTIP Units to employees and non-employee directors under the 2012 Plan, including the amounts issued to Mr. Thomas pursuant to his employment agreement, as discussed above. Employees and directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit, OPP Unit and 2013 MYLTIP Unit. An LTIP Unit is generally the economic equivalent of a share of restricted stock in the Company. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted, as adjusted for forfeitures, and the closing price of the Company’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted stock granted during the nine months ended September 30, 2013 were valued at approximately $3.9 million ($105.30 per share weighted-average). The non-qualified stock options granted to employees in February 2013 had a weighted-average fair value on the date of grant of $18.46 per option, which was computed using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions: an expected life of 6.0 years, a risk-free interest rate of 1.11%, an expected price volatility of 26% and an expected dividend yield of 3%. The exercise price of the options is $105.10, which was the closing price of the Company’s common stock on the date of grant. The LTIP Units granted to employees in February 2013 were valued at approximately $14.8 million ($96.33 per unit fair value) using a Monte Carlo simulation method model. The per unit fair value of each LTIP Unit granted was estimated on the date of grant using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 1.03% and an expected price volatility of 26%. As the 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in the Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units was approximately $6.2 million and $6.4 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $38.1 million and $23.8 million for the nine months ended September 30, 2013 and 2012, respectively. For the three and nine months ended September 30, 2013, stock-based compensation expense includes approximately $1.6 million and $20.2 million, respectively, consisting of the acceleration of the expense of the Company’s Executive Chairman’s stock-based compensation awards and the stock-based compensation awards associated with his transition benefits agreement related to the Company’s succession planning. For the nine months ended September 30, 2012, stock-based compensation expense includes approximately $2.7 million consisting of the acceleration of vesting of the Company’s Chief Operating Officer’s stock-based compensation awards associated with his resignation. At September 30, 2013, there was $20.2 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and $12.7 million of unrecognized compensation expense related to unvested 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.8 years.

14. Segment Information

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Boston, New York, Princeton, San Francisco and Washington, DC. Segments by property type include: Class A Office, Office/Technical, Residential and Hotel.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, transaction costs, impairment loss, interest expense, depreciation and amortization expense, gains from investments in securities, gains (losses) from early extinguishments of debt, gains on consolidation of joint ventures, income from unconsolidated joint ventures, discontinued operations and noncontrolling interests are not included in Net Operating Income as internal reporting addresses these items on a corporate level.

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

We have modified the presentation of expenses to operate our San Francisco and Princeton regional offices to reflect the growing activity in our San Francisco region and to have a consistent presentation across our company. For San Francisco these expenses, which totaled approximately $1.7 million and $1.5 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $4.8 million and $4.4 million for the nine months ended September 30, 2013 and 2012, respectively, and for Princeton these expenses, which totaled approximately $0.3 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $1.3 million and $1.4 million for the nine months ended September 30, 2013 and 2012, respectively, were previously included in Rental Operating Expenses and are now included in General and Administrative Expenses for all periods presented.

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

Information by geographic area and property type (dollars in thousands):

For the three months ended September 30, 2013:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$171,228	$198,450	$15,636	$53,841	$97,925	$537,080
Office/Technical	5,662	—	—	5,839	3,877	15,378
Residential	1,125	—	—	—	4,368	5,493
Hotel	10,652	—	—	—	—	10,652

Total	188,667	198,450	15,636	59,680	106,170	568,603

% of Grand Totals	33.18%	34.90%	2.75%	10.50%	18.67%	100.0%
Rental Expenses:
Class A Office	67,798	66,322	7,033	20,006	32,170	193,329
Office/Technical	1,763	—	—	1,287	1,064	4,114
Residential	466	—	—	—	2,441	2,907
Hotel	6,580	—	—	—	—	6,580

Total	76,607	66,322	7,033	21,293	35,675	206,930

% of Grand Totals	37.02%	32.05%	3.40%	10.29%	17.24%	100.0%

Net operating income	$112,060	$132,128	$8,603	$38,387	$70,495	$361,673

% of Grand Totals	30.98%	36.53%	2.38%	10.62%	19.49%	100.0%

For the three months ended September 30, 2012:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$161,479	$120,270	$15,234	$52,585	$84,447	$434,015
Office/Technical	5,539	—	—	148	4,099	9,786
Residential	995	—	—	—	4,501	5,496
Hotel	9,359	—	—	—	—	9,359

Total	177,372	120,270	15,234	52,733	93,047	458,656

% of Grand Totals	38.67%	26.22%	3.32%	11.50%	20.29%	100.0%
Rental Expenses:
Class A Office	65,261	41,088	6,790	19,530	27,419	160,088
Office/Technical	1,758	—	—	52	941	2,751
Residential	490	—	—	—	2,364	2,854
Hotel	6,886	—	—	—	—	6,886

Total	74,395	41,088	6,790	19,582	30,724	172,579

% of Grand Totals	43.11%	23.81%	3.93%	11.35%	17.80%	100.0%

Net operating income	$102,977	$79,182	$8,444	$33,151	$62,323	$286,077

% of Grand Totals	36.00%	27.68%	2.95%	11.59%	21.78%	100.0%

For the nine months ended September 30, 2013:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$497,584	$463,851	$46,916	$159,843	$289,831	$1,458,025
Office/Technical	16,853	—	—	11,317	11,951	40,121
Residential	3,257	—	—	—	13,298	16,555
Hotel	30,061	—	—	—	—	30,061

Total	547,755	463,851	46,916	171,160	315,080	1,544,762

% of Grand Totals	35.46%	30.02%	3.04%	11.08%	20.40%	100.0%
Rental Expenses:
Class A Office	196,710	156,414	21,386	58,036	95,485	528,031
Office/Technical	5,177	—	—	2,439	3,095	10,711
Residential	1,316	—	—	—	7,154	8,470
Hotel	20,959	—	—	—	—	20,959

Total	224,162	156,414	21,386	60,475	105,734	568,171

% of Grand Totals	39.45%	27.53%	3.77%	10.64%	18.61%	100.0%

Net operating income	$323,593	$307,437	$25,530	$110,685	$209,346	$976,591

% of Grand Totals	33.14%	31.48%	2.61%	11.33%	21.44%	100.0%

For the nine months ended September 30, 2012:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$460,127	$360,515	$45,701	$155,353	$258,311	$1,280,007
Office/Technical	16,882	—	—	344	12,245	29,471
Residential	2,891	—	—	—	12,122	15,013
Hotel	26,224	—	—	—	—	26,224

Total	506,124	360,515	45,701	155,697	282,678	1,350,715

% of Grand Totals	37.47%	26.69%	3.38%	11.53%	20.93%	100.0%
Rental Expenses:
Class A Office	183,601	118,531	20,889	56,496	81,613	461,130
Office/Technical	4,910	—	—	114	2,952	7,976
Residential	1,247	—	—	—	6,896	8,143
Hotel	19,601	—	—	—	—	19,601

Total	209,359	118,531	20,889	56,610	91,461	496,850

% of Grand Totals	42.14%	23.86%	4.20%	11.39%	18.41%	100.0%

Net operating income	$296,765	$241,984	$24,812	$99,087	$191,217	$853,865

% of Grand Totals	34.76%	28.34%	2.91%	11.60%	22.39%	100.0%

The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties, Inc.:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net Operating Income	$361,673	$286,077	$976,591	$853,865
Add:
Development and management services income	5,479	8,024	22,072	25,733
Income from unconsolidated joint ventures	14,736	9,217	72,240	42,129
Gains on consolidation of joint ventures	(1,810)	—	385,991	—
Interest and other income	3,879	4,001	6,646	8,029
Gains from investments in securities	956	587	1,872	1,202
Gains (losses) from early extinguishments of debt	(30)	(5,494)	122	(4,453)
Income from discontinued operations	1,078	1,550	5,597	5,596
Gains on sales of real estate from discontinued operations	86,448	—	86,448	36,877
Gain on forgiveness of debt from discontinued operations	—	—	20,182	—
Less:
General and administrative expense	24,841	21,617	94,673	72,208
Transaction costs	766	1,140	1,744	3,252
Depreciation and amortization expense	154,193	110,653	408,923	329,819
Interest expense	122,173	105,030	325,746	308,168
Impairment loss	—	—	8,306	—
Impairment loss from discontinued operations	—	—	3,241	—
Noncontrolling interest in property partnerships	(3,279)	458	(924)	1,461
Noncontrolling interest—redeemable preferred units of the Operating Partnership	1,082	874	3,385	2,440
Noncontrolling interest—common units of the Operating Partnership	8,399	6,779	63,135	22,735
Noncontrolling interest in discontinued operations—common units of the Operating Partnership	8,910	162	11,260	4,651

Net income attributable to Boston Properties, Inc.	$155,324	$57,249	$658,272	$224,244

15. Subsequent Events

On October 9, 2013, the Company completed the sale of a 45% ownership interest in its Times Square Tower property for a gross sale price of approximately $684.0 million in cash. Net cash proceeds totaled approximately $673.4 million, after the payment of transaction costs. In connection with the sale, the Company formed a joint venture with the buyer and will provide customary property management and leasing services to the joint venture. Times Square Tower is an approximately 1,246,000 net rentable square foot Class A office tower located in New York City. The Company will continue to account for the property on a consolidated basis in its financial statements and as a result will account for the transaction as an equity transaction with no gain on sale recognized in its consolidated statements of operations.

On October 21, 2013, approximately 329,881 Series Two Preferred Units of the Operating Partnership were converted by the holder thereof into 432,914 OP Units. The OP Units were subsequently presented by the holders for redemption and were redeemed by the Company on October 29, 2013 in exchange for an equal number of shares of Common Stock.

On October 29, 2013, the Company entered into a lease agreement as landlord with a third-party tenant for a build-to-suit project with approximately 130,000 net rentable square feet of Class A office space located in Princeton, New Jersey.

On October 29, 2013, a joint venture in which the Company has a 50% interest exercised an option to extend the maturity date to November 17, 2014 of the construction financing collateralized by its Annapolis Junction Building Six property. The construction financing totaling approximately $14.0 million bears interest at a variable rate equal to LIBOR plus 1.65% per annum and was scheduled to mature on November 17, 2013. Annapolis Junction Building Six is a Class A office property with approximately 119,000 net rentable square feet located in Annapolis, Maryland.

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

We are seeing improved leasing activity in the majority of our markets and we remain cautiously optimistic about the operating fundamentals in our markets. Our portfolio is concentrated in markets and submarkets where businesses are oriented on new ideas, such as technology, media and information distribution, mobility, life sciences and medical devices, and this segment of the economy is expanding and leasing additional office space. However, there continue to be headwinds against more rapid improvements in the office business. The strongest force is densification, which occurs as businesses seek less traditional layouts that cater to more collaborative work environments and fit people more efficiently into less space. We are also seeing moderate levels of new construction in our markets accommodating both growing tenant sectors and tenants seeking more efficient space utilization.

Leasing activity in our portfolio during the third quarter of 2013 was strong with approximately 1.9 million square feet of leases signed covering vacant space, extensions and expansions and pre-leasing for our development projects. This compares to our quarterly average of approximately 1.2 million square feet. Each of the markets in which we operate has varying degrees of opportunities and challenges.

In the midtown Manhattan market, overall leasing activity remained strong for tenants seeking between 5,000 and 25,000 square feet during the third quarter of 2013. Activity in our portfolio has improved with occupancy increasing by 120 basis points from the end of the second quarter to approximately 96.4% leased as of September 30, 2013, with little near-term lease expirations. The increase in demand in our portfolio is driven by smaller tenants, primarily in the financial services industry. However, activity from larger tenants has also improved and we are seeing it at our 250 West 55th Street development project. 250 West 55th Street has been partially paced in-service and is currently 48% leased. We expect to commence revenue recognition on the signed leases in mid-2014. We are also negotiating leases with two tenants totaling approximately 242,000 square feet and, if these two leases are consummated, the building will be approximately 72% leased. However, we do not expect these two leases to begin revenue recognition until early 2015. We expect that occupancy at 510 Madison Avenue and 540 Madison Avenue will also continue to improve from 62.5% and 72.9%, respectively, in the fourth quarter with approximately 92,000 square feet of new leases signed by tenants that have yet to take occupancy.

In our Washington, DC region, the overall leasing activity continues to be slow and public sector and defense contractor demand has been adversely impacted by continued federal budgetary uncertainty, sequestration and the reductions in discretionary spending programs. However, occupancy in our portfolio remains stable at approximately 94.9% with reasonable rollover/exposure through 2014 of approximately 9.1%.

In the Boston region, the expansion of the life sciences and technology industry is positively impacting each of the submarkets in which we operate. Our assets in the Boston Central Business District (“CBD”) are 96.8% leased. We have been actively leasing space to cover our 2014-2015 lease expirations at the John Hancock Tower and the Prudential Center and have signed approximately 777,000 square feet of new leases, early renewals and relocations. However, the positive rental impact from approximately 567,000 square feet will not be realized until 2015 because (1) a portion of these leases are with existing sublease tenants and therefore higher rents will not commence until the new direct lease takes effect and (2) other tenants do not take occupancy until 2015. The East Cambridge submarket is the strongest submarket in the region. Our Cambridge portfolio is 99.8% leased with approximately 140,000 square feet expiring through 2014. In the suburbs of Boston along the Route 128 corridor, we are also benefiting from the strong tenant demand in the technology and life sciences industries with the completion of approximately 575,000 square feet of leases since the end of 2012. Specifically at our Bay Colony Corporate Center we have signed leases or have leases under negotiation that, if consummated, would increase our occupancy from 72.1%, as of September 30, 2013, to 85.3%. In total, our suburban portfolio is approximately 84.0% leased with approximately 792,000 square feet of availability and improving activity.

The San Francisco CBD and Silicon Valley submarkets continue to benefit from business expansion and job growth, particularly in the technology sector, which has resulted in positive absorption, lower vacancy and increasing rental rents. Our assets in San Francisco CBD and the Silicon Valley submarkets are 89.4% leased. We are negotiating an additional 55,000 square foot lease at 50 Hawthorne Street which would bring the 680 Folsom Street/50 Hawthorne Street development project to approximately 95.5% pre-leased. Construction of 535 Mission Street is on schedule and we expect to be able to deliver space to tenants in the second half of 2014 with revenue commencing in 2015.

At Carnegie Center in Princeton, New Jersey, we continue to both gain occupancy and extend leases. During the past four quarters, we have completed more than 800,000 square feet of leases with new or expanding tenants that will improve our occupancy from 83.4%, as of September 30, 2012, to a projected average of approximately 90% for 2014. In addition, we signed a 15-year lease with NRG Energy, Inc. for an approximately 130,000 net rentable square foot build-to-suit that we expect to deliver in 2016.

The table below details the leasing activity during the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	Total Square Feet
Vacant space available at the beginning of the period	3,253,408	3,501,253
Property dispositions/properties taken out of service	(26,388)	(109,277)
Properties acquired vacant space	—	86,661
Properties placed in-service	42,583	612,683
Leases expiring or terminated during the period	785,268	2,329,998

Total space available for lease	4,054,871	6,421,318

1st generation leases	65,868	580,492
2nd generation leases with new tenants	811,704	1,849,542
2nd generation lease renewals	203,324	1,017,309

Total space leased	1,080,896	3,447,343

Vacant space available for lease at the end of the period	2,973,975	2,973,975

Second generation leasing information:(1)
Leases commencing during the period, in square feet	1,015,028	2,866,851
Average Lease Term	71 Months	82 Months
Average Free Rent Period	68 Days	75 Days
Total Transaction Costs Per Square Foot(2)	$46.03	$36.26
Increase / (decrease) in Gross Rents(3)	(1.97)%	(1.55)%
Increase / (decrease) in Net Rents(4)	(4.50)%	(3.07)%

(1)	Second generation leases are defined as leases for space that had previously been under lease by us. Of the 1,015,028 and 2,866,851 square feet of second generation leases that commenced during the three and nine months ended September 30, 2013, respectively, 534,163 and 1,693,897 square feet were signed in prior periods for the three and nine months ended September 30, 2013, respectively.
(2)	Total transaction costs include tenant improvements and leasing commissions and exclude free rent concessions.
(3)	Represents the increase/(decrease) in gross rent (base rent plus expense reimbursements) on the new vs. expired leases on the 538,500 and 2,055,273 square feet of second generation leases (1) that had been occupied within the prior 12 months and (2) for which the new lease term is greater than six months, for the three and nine months ended September 30, 2013, respectively.
(4)	Represents the increase/(decrease) in net rent (gross rent less operating expenses) on the new vs. expired leases on the 538,500 and 2,055,273 square feet of second generation leases (1) that had been occupied within the prior 12 months and (2) for which the new lease term is greater than six months, for the three and nine months ended September 30, 2013, respectively.

From October 1, 2013 to December 31, 2014, leases representing approximately 8.5% of the space at our properties expire. As these leases expire, assuming no change in current market rental rates, we expect that the rental rates we are likely to achieve on new leases will generally be greater than the rates that are currently being paid.

We believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service through 2016. During the nine months ended September 30, 2013, we fully placed in-service Two Patriots Park in Reston, Virginia, 500 North Capitol Street in Washington, DC, Annapolis Junction Building Six in Annapolis, Maryland, 17 Cambridge Center in Cambridge, Massachusetts and the Cambridge Connector in Cambridge, Massachusetts. In addition, during the third quarter of 2013, we partially placed in-service our 250 West 55th Street development project in New York City. We believe the development of well-positioned office buildings is justified in many of our submarkets where tenants have shown demand for high-quality construction, modern design, efficient floor plates and sustainable features. Each of our development projects underway is pre-certified USGB LEED Silver or higher. As of September 30, 2013, our current development pipeline which excludes properties which are fully placed in-service, totals approximately 2.8 million square feet with a total projected investment of approximately $2.5 billion.

Given investor demand for assets like ours we continue to review our portfolio to identify properties that may have limited opportunities for cash flow growth, no longer fit within our portfolio strategy or can attract premium pricing in the current market environment as potential sales candidates. During 2013, a joint venture in which we have a 60% interest sold 125 West 55th Street in New York City for $470 million and a joint venture in which we have a 50% interest sold an assemblage of land parcels and air-rights at Eighth Avenue and 46th Street in New York City for net proceeds to us of approximately $21.8 million. In addition, we sold 303 Almaden Boulevard in San Jose, California and 1301 New York Avenue in Washington, DC for $40 million and $135 million, respectively. On October 9, 2013, we completed the sale of a 45% ownership interest in our Times Square Tower property in New York City for a gross sale price of $684.0 million in cash resulting in a taxable gain of approximately $386 million. In general, we structure sales like this for possible inclusion in a Section 1031 like kind exchange, which would enable us to defer the taxable gain and preserve capital. However, if we are unable to identify and acquire a suitable replacement property, we expect that we would distribute at least the amount of proceeds necessary to avoid paying a corporate level tax on the gain realized from the sale. We are also considering the sale of all or a portion of additional properties.

We maintain substantial liquidity including available cash, as of November 4, 2013, of approximately $2.1 billion and approximately $989.4 million available under our Operating Partnership’s $1.0 billion Unsecured Line of Credit. On July 26, 2013, our Operating Partnership amended and restated the revolving credit agreement governing our Unsecured Line of Credit, which, among other things, (1) increased the total commitment from $750.0 million to $1.0 billion, (2) extended the maturity date from June 24, 2014 to July 26, 2018 and (3) reduced per annum variable rates and other fees. Our more significant future funding requirements include (1) the maturity of $747.5 million of our Operating Partnership’s 3.625% exchangeable senior notes due February 2014, (2) $0.8 billion of our development pipeline remains to be funded through 2015 and (3) approximately $77 million of secured debt (of which our share is approximately $70 million) that matures by the end of 2014. We have access to multiple sources of capital, including public debt and equity markets, secured debt markets and potential asset sales to fund the foregoing as well as future capital requirements.

Transactions during the three months ended September 30, 2013 included the following:

•

On July 1, 2013, we completed and fully placed in-service our Cambridge Center Connector project with approximately 43,000 net rentable square feet located in Cambridge, Massachusetts. The project is 100% leased.

•

On July 19, 2013, a joint venture in which we have a 50% interest completed the sale of its Eighth Avenue and 46th Street project located in New York City for an imputed sale price of $45.0 million. Eighth Avenue and 46th Street is comprised of an assemblage of land parcels and air-rights. Net cash proceeds to us totaled approximately $21.8 million, after the payment of transaction costs.

•

On July 26, 2013, our Operating Partnership amended and restated the revolving credit agreement governing its Unsecured Line of Credit, which, among other things, (1) increased the total commitment from $750.0 million to $1.0 billion, (2) extended the maturity date from June 24, 2014 to July 26, 2018 and (3) reduced the per annum variable interest rates and other fees. Based on our Operating Partnership’s current credit rating, borrowings will bear interest at a per annum rate equal to LIBOR plus 1.00%. Under the amended and restated Unsecured Line of Credit, our Operating Partnership may increase the total commitment to $1.5 billion, subject to syndication of the increase.

•

On August 22, 2013, we completed the sale of our 1301 New York Avenue property located in Washington, DC for a net contract sale price of approximately $121.7 million. After adjusting for outstanding lease and other transaction costs assumed by the buyer, the gross sale price was approximately $135.0 million. Net cash proceeds totaled approximately $121.5 million, resulting in a gain on sale of approximately $86.4 million. 1301 New York Avenue is a Class A office property totaling approximately 201,000 net rentable square feet.

•

On August 29, 2013, our Operating Partnership redeemed approximately 861,400 Series Four Preferred Units for cash at the redemption price of $50.00 per unit plus accrued and unpaid distributions through the redemption date.

•

As of September 30, 2013, we have placed in-service approximately 5% of our 250 West 55th Street development project. This project when completed will consist of approximately 989,000 net rentable square feet.

Transactions completed subsequent to September 30, 2013:

•

On October 9, 2013, we completed the sale of a 45% ownership interest in our Times Square Tower property for a gross sale price of approximately $684.0 million in cash. Net cash proceeds totaled approximately $673.4 million, after the payment of transaction costs. In connection with the sale, we formed a joint venture with the buyer and will provide customary property management and leasing services to the joint venture. Times Square Tower is an approximately 1,246,000 net rentable square foot Class A office tower located in New York City. We will continue to account for the property on a consolidated basis in our financial statements and as a result will account for the transaction as an equity transaction with no gain on sale recognized in our consolidated statements of operations.

•

On October 21, 2013, approximately 329,881 Series Two Preferred Units of our Operating Partnership were converted by the holder thereof into approximately 432,914 OP Units. The OP Units were subsequently presented by the holders for redemption and were redeemed by us on October 29, 2013 in exchange for an equal number of shares of Common Stock.

•

On October 29, 2013, we entered into a lease agreement with NRG Energy, Inc. for a build-to-suit project with approximately 130,000 net rentable square feet of Class A office space located in Princeton, New Jersey. We expect that the building will be complete and available for occupancy during 2016.

•

On October 29, 2013, a joint venture in which we have a 50% interest exercised an option to extend the maturity date to November 17, 2014 of the construction financing collateralized by its Annapolis Junction Building Six property. The construction financing totaling approximately $14.0 million bears interest at a variable rate equal to LIBOR plus 1.65% per annum and was scheduled to mature on November 17, 2013. Annapolis Junction Building Six is a Class A office property with approximately 119,000 net rentable square feet located in Annapolis, Maryland.

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

Investments in Unconsolidated Joint Ventures

We consolidate variable interest entities (VIE) in which we are considered to be the primary beneficiary. VIEs are entities in which the equity investors do not have sufficient equity at risk to finance their endeavors without additional financial support or that the holders of the equity investment at risk do not have a controlling financial interest. The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance, and (2) the obligation to absorb losses and right to receive the returns from the variable interest entity that would be significant to the variable interest entity. For ventures that are not VIEs we consolidate entities for which we have significant decision making control over the ventures’ operations. Our judgment with respect to our level of influence or control of an entity involves the consideration of various factors including the form of our ownership interest, our representation in the entity’s governance, the size of our investment (including loans), estimates of future cash flows, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the venture, if applicable. Our assessment of our influence or control over an entity affects the presentation of these investments in our consolidated financial statements. In addition to evaluating control rights, we consolidate entities in which the outside partner has no substantive kick-out rights to remove us as the managing member.

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

For the three and nine months ended September 30, 2013, the impact of the net adjustments of rents from “above-” and “below-market” leases increased rental revenue by approximately $9.1 million and $18.7 million, respectively. For the three and nine months ended September 30, 2013, the impact of the straight-line rent adjustment increased rental revenue by approximately $16.8 million and $47.8 million, respectively. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 4 to the Consolidated Financial Statements.

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

If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 7.0 years as of September 30, 2013. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

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

Results of Operations

The following discussion is based on our Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012.

At September 30, 2013 and September 30, 2012, we owned or had interests in a portfolio of 177 and 152 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio is necessarily meaningful. Therefore, the comparison of operating results for the three and nine months ended September 30, 2013 and 2012 show separately the changes attributable to the properties that were owned by us and in service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired or Consolidated or Development or Redevelopment Portfolios.

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc., the most directly comparable GAAP financial measure, plus income attributable to noncontrolling interests, depreciation and amortization, interest expense, impairment loss, transaction costs, general and administrative expense, less discontinued operations, gains (losses) from early extinguishments of debt, gains from investments in securities, gains on consolidation of joint ventures, income from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 129 properties totaling approximately 33.9 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or consolidated or placed in-service on or prior to January 1, 2012 and owned and in service through September 30, 2013. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or consolidated or in development or redevelopment after January 1, 2012 or disposed of on or prior to September 30, 2013. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the nine months ended September 30, 2013 and 2012 with respect to the properties which were placed in-service, acquired or consolidated or in development or redevelopment.

	Same Property Portfolio				Properties Acquired or Consolidated Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Total Property Portfolio
(dollars in thousands)	2013	2012	Increase/ (Decrease)	% Change	2013	2012	2013	2012	2013	2012	2013	2012	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,278,429	$1,241,637	$36,792	2.96%	$185,169	$36,768	$30,156	$17,646	$2,248	$5,325	$1,496,002	$1,301,376	$194,626	14.96%
Termination Income	2,144	5,531	(3,387)	(61.24)%	—	—	—	2,571	—	—	2,144	8,102	(5,958)	(73.54)%

Total Rental Revenue	1,280,573	1,247,168	33,405	2.68%	185,169	36,768	30,156	20,217	2,248	5,325	1,498,146	1,309,478	188,668	14.41%

Real Estate Operating Expenses	464,909	447,389	17,520	3.92%	64,336	15,702	9,076	5,160	421	855	538,742	469,106	69,636	14.84%

Net Operating Income, excluding residential and hotel	815,664	799,779	15,885	1.99%	120,833	21,066	21,080	15,057	1,827	4,470	959,404	840,372	119,032	14.16%

Residential Net Operating Income(1)	8,085	6,870	1,215	17.69%	—	—	—	—	—	—	8,085	6,870	1,215	17.69%
Hotel Net Operating Income(1)	9,102	6,623	2,479	37.43%	—	—	—	—	—	—	9,102	6,623	2,479	37.43%

Consolidated Net Operating Income(1)	832,851	813,272	19,579	2.41%	120,833	21,066	21,080	15,057	1,827	4,470	976,591	853,865	122,726	14.37%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	22,072	25,733	(3,661)	(14.23)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	94,673	72,208	22,465	31.11%
Transaction costs	—	—	—	—	—	—	—	—	—	—	1,744	3,252	(1,508)	(46.37)%
Impairment loss	—	—	—	—	—	—	—	—	—	—	8,306	—	8,306	100.00%
Depreciation and amortization	306,229	304,192	2,037	0.67%	87,300	14,366	10,815	7,801	4,579	3,460	408,923	329,819	79,104	23.98%

Total Other Expenses	306,229	304,192	2,037	0.67%	87,300	14,366	10,815	7,801	4,579	3,460	513,646	405,279	108,367	26.74%

Operating Income	526,622	509,080	17,542	3.45%	33,533	6,700	10,265	7,256	(2,752)	1,010	485,017	474,319	10,698	2.26%
Other Income:
Income from unconsolidated joint ventures											72,240	42,129	30,111	71.47%
Gains on consolidation of joint ventures											385,991	—	385,991	100.00%
Interest and other income											6,646	8,029	(1,383)	(17.23)%
Gains from investments in securities											1,872	1,202	670	55.74%
Gains (losses) from early extinguishments of debt											122	(4,453)	4,575	102.74%
Other Expenses:
Interest expense											325,746	308,168	17,578	5.70%

Income from continuing operations											626,142	213,058	413,084	193.88%
Discontinued operations:
Income from discontinued operations											5,597	5,596	1	0.02%
Gains on sales of real estate from discontinued operations											86,448	36,877	49,571	134.42%
Gain on forgiveness of debt from discontinued operations											20,182	—	20,182	100.00%
Impairment loss from discontinued operations											(3,241)	—	(3,241)	(100.00)%

Net income											$735,128	$255,531	$479,597	187.69%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships											924	(1,461)	2,385	163.24%
Noncontrolling interest—redeemable preferred units of the Operating Partnership											(3,385)	(2,440)	(945)	(38.73)%
Noncontrolling interest—common units of the Operating Partnership											(63,135)	(22,735)	(40,400)	(177.70)%
Noncontrolling interest in discontinued operations—common units of the Operating Partnership											(11,260)	(4,651)	(6,609)	(142.10)%

Net income attributable to Boston Properties, Inc.											$658,272	$224,244	$434,028	193.55%
Preferred dividends											(5,411)	—	(5,411)	(100.00)%

Net income attributable to Boston Properties, Inc. common shareholders											$652,861	$224,244	$428,617	191.14%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 47. Residential Net Operating Income for the nine months ended September 30, 2013 and 2012 are comprised of Residential Revenue of $16,555 and $15,013 less Residential Expenses of $8,470 and $8,143, respectively. Hotel Net Operating Income for the nine months ended September 30, 2013 and 2012 are comprised of Hotel Revenue of $30,061 and $26,224 less Hotel Expenses of $20,959 and $19,601, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $36.8 million for the nine months ended September 30, 2013 compared to 2012. The increase was primarily the result of an increase of approximately $31.6 million in revenue from our leases, an increase in parking and other revenue of approximately $2.1 million and an increase in other recoveries of approximately $3.1 million, which was primarily related to tenant work orders. Rental revenue from our leases increased approximately $31.6 million as a result of our average revenue per square foot increasing by approximately $0.98, contributing approximately $22.3 million, and an approximately $9.3 million increase due to an increase in average occupancy from 91.3% to 92.0%.

During 2013, we have seen improvement in our leasing activity and occupancy which we expect will result in an increase of Same Property Portfolio net operating income of approximately 2.5% to 3% compared to 2012. We are projecting occupancy to continue to improve and average between 92.5% and 93% for 2013. For 2014, we expect continued improvement in our occupancy which we expect to result in an increase in Same Property Portfolio net operating income of approximately 1% to 2.5% compared to 2013. We are projecting occupancy to continue to improve and average between 92.5% to 93.5% for 2014.

Termination Income

Termination income decreased by approximately $3.4 million for the nine months ended September 30, 2013 compared to 2012.

Termination income for the nine months ended September 30, 2013 related to nineteen tenants across the Same Property Portfolio and totaled approximately $2.1 million, of which approximately $1.0 million was negotiated termination income from one of our Reston, Virginia properties in order to accommodate growth of an existing tenant.

Termination income for the nine months ended September 30, 2012 related to eighteen tenants across the Same Property Portfolio and totaled approximately $5.5 million, of which approximately $3.6 million was from the settlement of a bankruptcy claim against a former tenant that rejected its lease in 2009 and approximately $0.4 million was related to a restoration obligation for a tenant whose lease had expired.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $17.5 million for the nine months ended September 30, 2013 compared to 2012 due primarily to (1) an increase of approximately $10.1 million, or 5.1%, in real estate taxes, which increases primarily occurred in our Boston and New York regions, (2) an increase of approximately $4.8 million, or 6.6%, in utilities expense, that was primarily due to an increase in the delivery rate for steam in the Boston region, (3) an increase of approximately $1.6 million, or 7.4%, in property general and administrative expense that was primarily due to an increase in tenant work orders, and (4) an increase of approximately $4.2 million, or 2.8%, in other operating expenses, partially offset by an approximately $3.2 million cumulative non-cash straight-line adjustment for ground rent expense that occurred in 2012 and did not recur in 2013.

We have modified the presentation of expenses to operate our San Francisco and Princeton regional offices to reflect the growing activity in our San Francisco region and to have a consistent presentation across our company. These expenses, which totaled approximately $6.1 million and $5.8 million for the nine months ended September 30, 2013 and 2012, respectively, were previously included in Rental Operating Expenses and are now included in General and Administrative Expenses for all periods presented.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $2.0 million, or 0.7%, for the nine months ended September 30, 2013 compared to 2012.

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

On October 4, 2012, we completed the formation of a joint venture which owns and operates Fountain Square located in Reston, Virginia, adjacent to our other Reston properties. Fountain Square is an office and retail complex aggregating approximately 756,000 net rentable square feet, comprised of approximately 522,000 net rentable square feet of Class A office space and approximately 234,000 net rentable square feet of retail space. We own 50% of, and are consolidating, the joint venture.

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from the Value-Added Fund for an aggregate net purchase price of approximately $233.1 million. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we own 100% of the properties and account for them on a consolidated basis. Mountain View Research Park is an approximately 604,000 net rentable square foot, sixteen building Office/Technical complex. Mountain View Technology Park is an approximately 135,000 net rentable square foot, seven building Office/Technical complex.

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

Rental Revenue

Rental revenue from our Properties Acquired or Consolidated Portfolio increased approximately $148.4 million for the nine months ended September 30, 2013 compared to 2012, as detailed below:

Property	Date Acquired or Consolidated	Rental Revenue for the nine months ended September 30,
		2013	2012	Change
		(in thousands)
453 Ravendale Drive	March 1, 2012	$436	$344	$92
100 Federal Street	March 13, 2012	51,265	36,424	14,841
Fountain Square	October 4, 2012	27,507	—	27,507
Mountain View Research Park	April 10, 2013	8,821	—	8,821
Mountain View Technology Park	April 10, 2013	2,060	—	2,060
767 Fifth Avenue (the General Motors Building)	May 31, 2013	95,080	—	95,080

Total		$185,169	$36,768	$148,401

Real Estate Operating Expenses

Real estate operating expenses from our Properties Acquired or Consolidated Portfolio increased approximately $48.6 million for the nine months ended September 30, 2013 compared to 2012, as detailed below:

Property	Date Acquired or Consolidated	Real Estate Operating Expenses for the nine months ended September 30,
		2013	2012	Change
		(in thousands)
453 Ravendale Drive	March 1, 2012	$121	$114	$7
100 Federal Street	March 13, 2012	21,838	15,588	6,250
Fountain Square	October 4, 2012	9,256	—	9,256
Mountain View Research Park	April 10, 2013	1,958	—	1,958
Mountain View Technology Park	April 10, 2013	360	—	360
767 Fifth Avenue (the General Motors Building)	May 31, 2013	30,803	—	30,803

Total		$64,336	$15,702	$48,634

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Acquired or Consolidated Portfolio increased by approximately $72.9 million for the nine months ended September 30, 2013 compared to 2012 as a result of the acquisition and consolidation of properties after January 1, 2012, as well as the additional depreciation expense incurred for the nine months ended September 30, 2013 associated with 453 Ravendale Drive and 100 Federal Street that were acquired on March 1, 2012 and March 13, 2012, respectively, and, as a result, were not recognizing depreciation expense for the full nine months ended September 30, 2012.

For a discussion of the operating results for 767 Fifth Avenue (the General Motors Building), Mountain View Research Park and Mountain View Technology Park for the period prior to consolidation / acquisition refer to “Results of Operations—Other Income and Expense Items—Income from Unconsolidated Joint Ventures” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Properties Placed In-Service Portfolio

We placed in-service or partially placed in-service five properties totaling approximately 1.1 million square feet between January 1, 2012 and September 30, 2013. One and Two Patriots Park is a two-phase redevelopment project for a single tenant.

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $9.9 million for the nine months ended September 30, 2013 compared to 2012, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Rental Revenue for the nine months ended September 30,
			2013	2012	Change
			(in thousands)
510 Madison Avenue	Second Quarter, 2011	Second Quarter, 2012	$15,207	$14,194	$1,013
One and Two Patriots Park	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	11,632	6,023	5,609
Seventeen Cambridge Center	Second Quarter, 2013	Second Quarter, 2013	3,241	—	3,241
250 West 55th Street	Third Quarter, 2013	N/A	76	—	76

Total			$30,156	$20,217	$9,939

Termination Income

Included above for the nine months ended September 30, 2012 is approximately $2.6 million of termination income related to lease amendments we signed on July 1, 2011 with the existing tenant at our three-building Patriots Park complex on Sunrise Valley Drive in Reston, Virginia. Under the amendments, the existing tenant terminated early its leases for approximately 523,000 square feet at the complex and was responsible for certain payments to us aggregating approximately $15.7 million. During the nine months ended September 30, 2012, we recognized the remaining approximately $2.6 million of termination income related to these agreements.

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $3.9 million for the nine months ended September 30, 2013 compared to 2012, as detailed below:

Property	Quarter Initially Placed In- Service	Quarter Fully Placed In-Service	Real Estate Operating Expenses for the nine months ended September 30,
			2013	2012	Change
			(in thousands)
510 Madison Avenue	Second Quarter, 2011	Second Quarter, 2012	$5,308	$4,287	$1,021
One and Two Patriots Park	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	3,144	873	2,271
Seventeen Cambridge Center	Second Quarter, 2013	Second Quarter, 2013	360	—	360
250 West 55th Street	Third Quarter, 2013	N/A	264	—	264

Total			$9,076	$5,160	$3,916

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Placed In-Service Portfolio increased by approximately $3.0 million for the nine months ended September 30, 2013 compared to 2012.

Properties in Development or Redevelopment Portfolio

At September 30, 2013 and 2012, the Properties in Development or Redevelopment Portfolio consisted primarily of our 601 Massachusetts Avenue property located in Washington, DC.

On April 25, 2013, we commenced development of our 601 Massachusetts Avenue property, which is expected to be completed during the fourth quarter of 2015. Prior to the commencement of development, this building was operational and therefore, during the nine months ended September 30, 2013 and 2012, had revenue of approximately $2.2 million and $5.3 million, respectively, and operating expenses of approximately $0.4 million and $0.9 million, respectively. In addition, the increase in depreciation expense of approximately $1.1 million is the result of the acceleration of depreciation expense during the nine months ended September 30, 2013 in conjunction with the anticipated removal of the building from operations in order to be developed.

Other Operating Income and Expense Items

Residential Net Operating Income

Net operating income for our residential properties increased by approximately $1.2 million for the nine months ended September 30, 2013 compared to 2012.

The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and the Residences on The Avenue for the nine months ended September 30, 2013 and 2012.

	The Lofts at Atlantic Wharf			Residences on The Avenue
	2013	2012	Percentage Change	2013	2012	Percentage Change
Average Physical Occupancy(1)	98.7%	95.1%	3.8%	92.8%	88.0%	5.5%
Average Economic Occupancy(2)	97.0%	89.5%	8.4%	92.4%	87.0%	6.2%
Average Monthly Rental Rate(3)	$3,743	$3,600	4.0%	$3,317	$3,152	5.2%
Average Rental Rate Per Occupied Square Foot	$4.17	$4.05	3.0%	$4.06	$3.86	5.2%

(1)	Average Physical Occupancy is defined as the average number of occupied units divided by the total number of units, expressed as a percentage.
(2)	Average Economic Occupancy is defined as total possible revenue less vacancy loss as a percentage of total possible revenue. Total possible revenue is determined by valuing average occupied units at contract rates and average vacant units at Market Rents. Vacancy loss is determined by valuing vacant units at current Market Rents. By measuring vacant units at their Market Rents, Average Economic Occupancy takes into account the fact that units of different sizes and locations within a residential property have different economic impacts on a residential property’s total possible gross revenue. Market Rents used by us in calculating Economic Occupancy are based on the current market rates set by the managers of our residential properties based on their experience in renting their residential property’s units and publicly available market data. Trends in market rents for a region as reported by others could vary. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.
(3)	Average Monthly Rental Rates are calculated by us as rental revenue in accordance with GAAP, divided by the weighted monthly average number of occupied units.

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $2.5 million for the nine months ended September 30, 2013 compared to 2012. We expect our hotel net operating income for fiscal 2013 to be between $10.5 million and $11.5 million and between $12 million and $13 million for fiscal 2014.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the nine months ended September 30, 2013 and 2012.

	2013	2012	Percentage Change
Occupancy	81.3%	81.7%	(0.5)%
Average daily rate	$229.40	$221.31	3.7%
Revenue per available room, REVPAR	$207.60	$180.78	14.8%

Development and Management Services

Development and management services income decreased approximately $3.7 million for the nine months ended September 30, 2013 compared to 2012. The decrease was due to decreases in development and management fee income of approximately $2.3 million and $1.4 million, respectively. The decrease in development fees is primarily due to a decrease in fees associated with tenant improvement project management and a decrease in the development fees related to third-party project development in our Washington, DC region. The net decrease in management fees is due primarily to a decrease in management fees earned from our joint ventures primarily due to the consolidation/acquisition of 767 Fifth Avenue (the General Motors Building) and the Mountain View assets and the sale of 125 West 55th Street in New York City, partially offset by an increase in tenant service income. We expect fee income for fiscal 2013 to be between $27 million and $28 million and between $20 million and $23 million for fiscal 2014. Our 2014 estimates are lower than 2013 due to the conclusion of several fee development projects in Washington, DC and Boston as well as the change in the accounting for 767 Fifth Avenue (the General Motors Building). As a result of the consolidation of 767 Fifth Avenue (the General Motors Building), the management fees for the building that were approximately $5 million per year will no longer be recognized as fee income. Instead our partners’ 40% share will be reflected as an adjustment to noncontrolling interest in property partnerships. These changes in presentation will not effect our Funds from Operations.

General and Administrative

General and administrative expenses increased approximately $22.5 million for the nine months ended September 30, 2013 compared to 2012. On March 11, 2013, we announced that Owen D. Thomas would succeed Mortimer B. Zuckerman as our Chief Executive Officer, effective April 2, 2013. Mr. Zuckerman will continue to serve as Executive Chairman for a transition period and thereafter is expected to continue to serve as the Non-Executive Chairman of the Board. In connection with succession planning, Mr. Zuckerman entered into a Transition Benefits Agreement with us. If Mr. Zuckerman remains employed by us through July 1, 2014, he will be entitled to receive, on January 1, 2015, a lump sum cash payment of $6.7 million and an equity award with a targeted value of approximately $11.1 million. The cash payment and equity award vest one-third on each of March 10, 2013, October 1, 2013 and July 1, 2014, subject to acceleration in certain circumstances. As a result, we recognized approximately $11.8 million of compensation expense in the nine months ended September 30, 2013. We expect to recognize the remaining approximately $6.0 million of compensation expense over the remaining vesting period and, accordingly, expect to expense approximately $2.0 million in the 4th quarter of 2013 and each of the 1st and 2nd quarters of 2014. In addition, the agreement provides that if Mr. Zuckerman terminates his employment with us for any reason, voluntarily or involuntarily, he will become fully vested in any outstanding equity awards with time-based vesting. As a result, during the nine months ended September 30, 2013, we accelerated the remaining approximately $12.9 million of stock-based compensation expense associated with Mr. Zuckerman’s unvested long-term equity awards. During the nine months ended September 30, 2012, we recognized approximately $3.6 million of amortization that occurred prior to the accelerated vesting of the $12.9 million of stock-based compensation expense associated with the Transition Benefits Agreement. The remaining increase was primarily due to (1) an approximately $2.7 million increase related to the issuance of the 2013 MYLTIP Units and non-qualified stock options, (2) an approximately $1.4 million increase in health insurance costs, (3) an approximately $0.8 million increase in the value of our deferred compensation plan, (4) an approximately $0.8 million increases in taxes and (5) an approximately $2.1 million increase in other general and administrative expenses, which includes compensation expenses. This increase was partially offset by (1) approximately $1.9 million of amortization that occurred for a member of senior management in 2012 that did not recur in 2013 due to the fact that this person reached retirement age and therefore became fully vested and we no longer recognized expense on a quarterly basis and (2) our recognition of approximately $4.5 million of expense during the first quarter of 2012 in connection with the resignation of E. Mitchell Norville, our Chief Operating Officer, on February 29, 2012, which did not recur in 2013.

We have modified the presentation of expenses to operate our San Francisco and Princeton regional offices to reflect the growing activity in our San Francisco region and to have a consistent presentation across our company. These expenses, which totaled approximately $6.1 million and $5.8 million for the nine months ended September 30, 2013 and 2012, respectively, were previously included in Rental Operating Expenses and are now included in General and Administrative Expenses for all periods presented. Inclusive of all of the charges stated above, we expect our fiscal 2013 general and administrative expense to be between $116 million and $118 million and between $100 million and $104 million in fiscal 2014.

Wages directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the nine months ended September 30, 2013 and 2012 were approximately $8.7 million and $8.8 million, respectively. These costs are not included in the general and administrative expenses discussed above.

Transaction Costs

During the nine months ended September 30, 2013, we incurred approximately $1.7 million of transaction costs of which approximately $0.6 million related to the acquisition of the Mountain View Research Park and Mountain View Technology Park properties in Mountain View, California, approximately $0.4 million related to Transbay Tower in San Francisco, California, approximately $0.5 million related to transaction costs for transactions in New York City and approximately $0.2 million related to the pursuit of other transactions. During the nine months ended September 30, 2012, we incurred approximately $3.3 million of transaction costs of which approximately $0.6 million related to the acquisition of 680 Folsom Street in San Francisco, California, approximately $0.5 million related to the acquisition of Fountain Square in Reston, Virginia, approximately $0.6 million related to the acquisition of 100 Federal Street in Boston, Massachusetts and $1.6 million related to the pursuit of other transactions.

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

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the nine months ended September 30, 2013 compared to 2012, income from unconsolidated joint ventures increased by approximately $30.1 million due primarily to (1) an increase of approximately $42.2 million in our share of net income from the sale of 125 West 55th Street on May 30, 2013 and (2) an increase of approximately $11.3 million in our share of net income from the sale of the Eighth Avenue and 46th Street project in New York City partially offset by the following: (1) an approximately $18.0 million decrease in our share of net income from 767 Fifth Avenue (the General Motors Building) related to the consolidation on June 1, 2013 and termination income that was received during 2012 that did not recur in 2013, (2) an approximately $4.1 million decrease in our share of net income from 540 Madison Avenue due to lease expirations, (3) an approximately $1.0 million decrease in our share of net income from the Value-Added Fund due to our acquisition of the Mountain View assets on April 10, 2013 and approximately $0.2 million of gain recognized during 2012 related to the sale of 300 Billerica Road in Chelmsford, Massachusetts and (4) an approximately $0.4 million decrease in our share of net income from our other unconsolidated joint ventures.

On July 19, 2013, a joint venture in which we have a 50% interest completed the sale of its Eighth Avenue and 46th Street project located in New York City for an imputed sale price of $45.0 million. Eighth Avenue and 46th Street is comprised of an assemblage of land parcels and air-rights. Net cash proceeds to us totaled approximately $21.8 million, after the payment of transaction costs.

On May 31, 2013, our two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer, we and our new joint venture partners modified our relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in us having sufficient financial and operating control over 767 Venture, LLC such that we now account for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in our financial statements instead of under the equity method of accounting. Our ownership interest in 767 Venture, LLC remained unchanged at 60%. Due to the consolidation effective June 1, 2013, only five months of activity are being shown for the nine months ended September 30, 2013 compared to the full nine months in 2012 resulting in a decrease in income from unconsolidated joint ventures of approximately $6.2 million.

On May 30, 2013, a joint venture in which we have a 60% interest completed the sale of its 125 West 55th Street property located in New York City for a sale price of $470.0 million, including the assumption by the buyer of the mortgage loan collateralized by the property totaling approximately $198.6 million. The mortgage loan bore interest at a fixed rate of 6.09% per annum and was scheduled to mature on March 10, 2020. Net cash proceeds totaled approximately $253.7 million, of which our share was approximately $152.2 million, after the payment of transaction costs. 125 West 55th Street is a Class A office property totaling approximately 588,000 net rentable square feet. We had previously recognized an impairment loss on our investment in the unconsolidated joint venture. As a result, we recognized a gain on sale of real estate totaling approximately $43.2 million. Due to the sale on May 30, 2013, only five months of activity are being shown for the nine months ended September 30, 2013 compared to nine months in 2012 resulting in a decrease in income from unconsolidated joint ventures of approximately $1.1 million.

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from the Value-Added Fund for an aggregate net purchase price of approximately $233.1 million. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we own 100% of the properties and account for them on a consolidated basis. Due to the acquisition, the Value-Added Fund, excluding the gain on the sale of 300 Billerica Road in Chelmsford, Massachusetts, contributed an approximately $0.8 million loss to our share of the income for the nine months ended September 30, 2013 compared to 2012.

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

For the consolidated operating results for 767 Fifth Avenue (the General Motors Building), Mountain View Research Park and Mountain View Technology Park refer to “Results of Operations—Properties Acquired Portfolio” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Gains on Consolidation of Joint Ventures

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from the Value-Added Fund for an aggregate net purchase price of approximately $233.1 million. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we own 100% of the properties and account for them on a consolidated basis. During the nine months ended September 30, 2013, we recognized a gain upon consolidation totaling approximately $26.5 million.

On May 31, 2013, our two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer we and our new joint venture partners modified our relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in us having sufficient financial and operating control over 767 Venture, LLC such that we now account for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in our financial statements instead of under the equity method of accounting. Our ownership interest in 767 Venture, LLC remained unchanged at 60%. During the nine months ended September 30, 2013, we recognized a non-cash gain on our investment of approximately $359.5 million.

Interest and Other Income

Interest and other income decreased approximately $1.4 million for the nine months ended September 30, 2013 compared to 2012, of which $1.1 million was related to an insurance claim that we received during 2012 that did not recur in 2013 and the remaining decrease of approximately $0.3 million related to interest income.

Gains from Investments in Securities

Gains from investments in securities for the nine months ended September 30, 2013 and 2012 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for our officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to our officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the nine months ended September 30, 2013 and 2012, we recognized gains of approximately $1.9 million and $1.2 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $1.9 million and $1.1 million during the nine months ended September 30, 2013 and 2012, respectively, as a result of increases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

Gains (Losses) from Early Extinguishments of Debt

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

Interest Expense

Interest expense increased approximately $17.6 million for the nine months ended September 30, 2013 compared to 2012 as detailed below:

Component	Change in interest expense for the nine months ended September 30, 2013 compared to September 30, 2012
(in thousands)
Increases to interest expense due to:
Interest associated with the consolidation of the $1.6 billion of debt outstanding for 767 Fifth Avenue (the General Motors Building)	$17,916
Issuance of $1.0 billion in aggregate principal of our Operating Partnership’s 3.850% senior notes due 2023 on June 11, 2012	17,171
Partner’s share of the interest for the outstanding Related Party Notes Payable for 767 Fifth Avenue (the General Motors Building)	9,138
Issuance of $500 million in aggregate principal of our Operating Partnership’s 3.125% senior notes due 2023 on April 11, 2013	7,543
Issuance of $700 million in aggregate principal of our Operating Partnership’s 3.800% senior notes due 2024 on June 27, 2013	6,943
New mortgage/properties placed in-service financings	4,574

Total increases to interest expense	$63,285

Decreases to interest expense due to:
Increase in capitalized interest	$(18,842)
Redemption of $225.0 million in aggregate principal of our Operating Partnership’s 6.25% senior notes due 2013	(8,014)
Repurchases/redemption/exchange of $450.0 million in aggregate principal of our Operating Partnership’s 3.75% exchangeable senior notes due 2036	(6,375)
Repayment of mortgage financings	(5,459)
Repurchases/redemption of $576.2 million in aggregate principal of our Operating Partnership’s 2.875% exchangeable senior notes due 2037	(3,053)
Interest expense associated with the adjustment for the equity component allocation of our unsecured exchangeable debt	(3,933)
Other interest expense (excluding senior notes)	(31)

Total decreases to interest expense	$(45,707)

Total change in interest expense	$17,578

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

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Interest capitalized for the nine months ended September 30, 2013 and 2012 was approximately $50.3 million and $31.4 million, respectively. These costs are not included in the interest expense referenced above.

We anticipate net interest expense for 2013 will be approximately $437 million to $439 million. This estimate assumes approximately $68 million to $70 million of capitalized interest. We anticipate net interest expense for 2014 will be approximately $448 million to $452 million. This estimate assumes approximately

$54 million to $58 million of capitalized interest. The estimates for 2014 assume the repayment at maturity of the $747.5 million of 3.625% exchangeable senior notes due February 2014 and the repayment of $63.0 million of secured debt that matures in October 2014. These estimates also assume that we will not incur any additional indebtedness, make additional prepayments or repurchase of existing indebtedness and that there will not be any fluctuations in interest rates or any changes in our development activity.

At September 30, 2013, our variable rate debt consisted of our Operating Partnership’s $1.0 billion Unsecured Line of Credit. For a summary of our consolidated debt as of September 30, 2013 and September 30, 2012 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Discontinued Operations

On February 20, 2013, the foreclosure sale of our Montvale Center property was ratified by the court. As a result of the ratification, the mortgage loan totaling $25.0 million was extinguished and the related obligations were satisfied with the transfer of the real estate resulting in the recognition of a gain on forgiveness of debt totaling approximately $20.2 million during the nine months ended September 30, 2013. The operating results of the property through the date of ratification have been classified as discontinued operations on a historical basis for all periods presented.

On June 28, 2013, we completed the sale of our 303 Almaden Boulevard property located in San Jose, California for a sale price of $40.0 million. Net cash proceeds totaled approximately $39.3 million. 303 Almaden Boulevard is a Class A office property totaling approximately 158,000 net rentable square feet. Because we entered into the related purchase and sale agreement on March 28, 2013 and the carrying value of the property exceeded its net sale price, we recognized an impairment loss totaling approximately $3.2 million during the three months ended March 31, 2013. As a result, there was no loss on sale of real estate recognized during the nine months ended September 30, 2013. The impairment loss and operating results of this property have been classified as discontinued operations on a historical basis for all periods presented.

On August 22, 2013, we completed the sale of our 1301 New York Avenue property located in Washington, DC for a net contract sale price of approximately $121.7 million. After adjusting for outstanding lease and other transaction costs assumed by the buyer, the gross sale price was approximately $135.0 million. Net cash proceeds totaled approximately $121.5 million, resulting in a gain on sale of approximately $86.4 million. 1301 New York Avenue is a Class A office property totaling approximately 201,000 net rentable square feet. The operating results of the property through the date of sale have been classified as discontinued operations on a historical basis for all periods presented.

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

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships decreased by approximately $2.4 million for the nine months ended September 30, 2013 compared to 2012. Noncontrolling interests in property partnerships consisted of the outside owner’s equity interest in the net income (loss) from our 505 9th Street, Fountain Square and 767 Fifth Avenue (the General Motors Building) properties as of September 30, 2013 and only included 505 9th Street as of September 30, 2012.

On May 31, 2013, our two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer we and our new joint venture partners modified our relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in us having sufficient financial and operating control over 767 Venture, LLC such that we now account for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in our financial statements instead of under the equity method of accounting. Our ownership interest in 767 Venture, LLC remained unchanged at 60%. This building contributed a decrease in noncontrolling interest in property partnerships of approximately $7.8 million for the nine months ended September 30, 2013. This decrease was primarily due to the partners’ share of the interest expense for the related party notes payable.

On October 4, 2012, we completed the formation of a joint venture which owns and operates Fountain Square located in Reston, Virginia, adjacent to our other Reston properties. Fountain Square is an office and retail complex aggregating approximately 756,000 net rentable square feet, comprised of approximately 522,000 net rentable square feet of Class A office space and approximately 234,000 net rentable square feet of retail space. The joint venture partner contributed the property valued at approximately $385.0 million and related mortgage indebtedness totaling approximately $211.3 million for a 50% interest in the joint venture. We contributed cash totaling approximately $87.0 million for our 50% interest, which cash was distributed to the joint venture partner. We are consolidating this joint venture. The mortgage loan bears interest at a fixed rate of 5.71% per annum and matures on October 11, 2016. Pursuant to the joint venture agreement (i) we have rights to acquire the partner’s 50% interest and (ii) the partner has the right to cause us to acquire the partner’s interest on January 4, 2016, in each case at a fixed price totaling approximately $102.0 million in cash. The fixed price option rights expire on January 31, 2016. This building contributed an increase in noncontrolling interest in property partnerships of approximately $5.0 million for the nine months ended September 30, 2013.

Noncontrolling interests—Common Units of the Operating Partnership

Noncontrolling interest-common units of the Operating Partnership increased by approximately $40.4 million for the nine months ended September 30, 2013 compared to 2012 due to an increase in allocable income partially offset by a decrease in the noncontrolling interest’s ownership percentage.

Comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 132 properties totaling approximately 35.5 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or consolidated or placed in-service on or prior to July 1, 2012 and owned and in service through September 30, 2013. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or consolidated or in development or redevelopment after July 1, 2012 or disposed of on or prior to September 30, 2013. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended September 30, 2013 and 2012 with respect to the properties which were placed in-service, acquired or consolidated or in development or redevelopment.

	Same Property Portfolio				Properties Acquired or Consolidated Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Total Property Portfolio
(dollars in thousands)	2013	2012	Increase/ (Decrease)	% Change	2013	2012	2013	2012	2013	2012	2013	2012	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$455,834	$438,934	$16,900	3.85%	$87,374	$—	$7,870	$2,128	$—	$1,780	$551,078	$442,842	$108,236	24.44%
Termination Income	1,380	959	421	43.90%	—	—	—	—	—	—	1,380	959	421	43.90%

Total Rental Revenue	457,214	439,893	17,321	3.94%	87,374	—	7,870	2,128	—	1,780	552,458	443,801	108,657	24.48%

Real Estate Operating Expenses	167,770	161,995	5,775	3.56%	27,866	—	1,807	554	—	290	197,443	162,839	34,604	21.25%

Net Operating Income, excluding residential and hotel	289,444	277,898	11,546	4.15%	59,508	—	6,063	1,574	—	1,490	355,015	280,962	74,053	26.36%

Residential Net Operating Income(1)	2,586	2,642	(56)	(2.12)%							2,586	2,642	(56)	(2.12)%
Hotel Net Operating Income(1)	4,072	2,473	1,599	64.66%	—	—	—	—	—	—	4,072	2,473	1,599	64.66%

Consolidated Net Operating Income(1)	296,102	283,013	13,089	4.62%	59,508	—	6,063	1,574	—	1,490	361,673	286,077	75,596	26.43%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	5,479	8,024	(2,545)	(31.72)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	24,841	21,617	3,224	14.91%
Transaction costs	—	—	—	—	—	—	—	—	—	—	766	1,140	(374)	(32.81)%
Depreciation and amortization	111,601	108,901	2,700	2.48%	40,714	—	1,878	599	—	1,153	154,193	110,653	43,540	39.35%

Total Other Expenses	111,601	108,901	2,700	2.48%	40,714	—	1,878	599	—	1,153	179,800	133,410	46,390	34.77%

Operating Income	184,501	174,112	10,389	5.97%	18,794	—	4,185	975	—	337	187,352	160,691	26,661	16.59%
Other Income:
Income from unconsolidated joint ventures											14,736	9,217	5,519	59.88%
Gain on consolidation of joint ventures											(1,810)	—	(1,810)	(100.00)%
Interest and other income											3,879	4,001	(122)	(3.05)%
Gains from investments in securities											956	587	369	62.86%
Other Expenses:
Losses from early extinguishments of debt											30	5,494	(5,464)	(99.45)%
Interest expense											122,173	105,030	17,143	16.32%

Income from continuing operations											82,910	63,972	18,938	29.60%
Discontinued operations:
Income from discontinued operations											1,078	1,550	(472)	(30.45)%
Gain on sale of real estate from discontinued operations											86,448	—	86,448	100.00%

Net income											$170,436	$65,522	$104,914	160.12%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships											3,279	(458)	3,737	815.94%
Noncontrolling interest—redeemable preferred units of the Operating Partnership											(1,082)	(874)	(208)	(23.80)%
Noncontrolling interest—common units of the Operating Partnership											(8,399)	(6,779)	(1,620)	(23.90)%
Noncontrolling interest in discontinued operations—common units of the Operating Partnership											(8,910)	(162)	(8,748)	(5,400.00)%

Net income attributable to Boston Properties, Inc.											$155,324	$57,249	$98,075	171.31%
Preferred dividends											(2,647)	—	(2,647)	(100.00)%

Net income attributable to Boston Properties, Inc. common shareholders											$152,677	$57,249	$95,428	166.69%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 47. Residential Net Operating Income for the three months ended September 30, 2013 and 2012 are comprised of Residential Revenue of $5,493 and $5,496 less Residential Expenses of $2,907 and $2,854, respectively. Hotel Net Operating Income for the three months ended September 30, 2013 and 2012 are comprised of Hotel Revenue of $10,652 and $9,359 less Hotel Expenses of $6,580 and $6,886, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $16.9 million for the three months ended September 30, 2013 compared to 2012. The increase was primarily the result of an increase of approximately $14.9 million in revenue from our leases, an increase in parking and other revenue of approximately $0.9 million and an increase in other recoveries of approximately $1.1 million. Rental revenue from our leases increased approximately $14.9 million as a result of our average revenue per square foot increasing by approximately $1.65, contributing approximately $14.3 million, and an approximately $0.6 million increase due to an increase in average occupancy from 91.0% to 92.3%.

Termination Income

Termination income increased by approximately $0.4 million for the three months ended September 30, 2013 compared to 2012.

Termination income for the three months ended September 30, 2013 related to twelve tenants across the Same Property Portfolio and totaled approximately $1.4 million, of which approximately $1.0 million was negotiated termination income from one of our Reston, Virginia properties in order to accommodate growth of an existing tenant.

Termination income for the three months ended September 30, 2012 related to ten tenants across the Same Property Portfolio and totaled approximately $1.0 million, of which approximately $0.4 million was related to a restoration obligation for a tenant whose lease had expired.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $5.8 million for the three months ended September 30, 2013 compared to 2012 due primarily to (1) an increase of approximately $3.0 million, or 4.1%, in real estate taxes, which increases primarily occurred in our Boston and New York regions, (2) an increase of approximately $1.6 million, or 6.6%, in repairs and maintenance expense and (3) an increase of approximately $1.2 million, or 1.8% in other operating expenses.

We have modified the presentation of expenses to operate our San Francisco and Princeton regional offices to reflect the growing activity in our San Francisco region and to have a consistent presentation across our company. These expenses, which totaled approximately $2.0 million and $1.9 million for the three months ended September 30, 2013 and 2012, respectively, were previously included in Rental Operating Expenses and are now included in General and Administrative Expenses for all periods presented.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $2.7 million, or 2.5% for the three months ended September 30, 2013 compared to 2012.

Properties Acquired or Consolidated Portfolio

On October 4, 2012, we completed the formation of a joint venture which owns and operates Fountain Square located in Reston, Virginia, adjacent to our other Reston properties. Fountain Square is an office and retail complex aggregating approximately 756,000 net rentable square feet, comprised of approximately 522,000 net rentable square feet of Class A office space and approximately 234,000 net rentable square feet of retail space. We own 50% of, and are consolidating, the joint venture.

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from the Value-Added Fund for an aggregate net purchase price of approximately $233.1 million. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we own 100% of the properties and account for them on a consolidated basis. Mountain View Research Park is an approximately 604,000 net rentable square foot, sixteen building Office/Technical complex. Mountain View Technology Park is an approximately 135,000 net rentable square foot, seven building Office/Technical complex.

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

Rental Revenue

Rental revenue from our Properties Acquired or Consolidated Portfolio increased approximately $87.4 million for the three months ended September 30, 2013 compared to 2012, as detailed below:

Property	Date Acquired or Consolidated	Rental Revenue for the three months ended September 30,
		2013	2012	Change
		(in thousands)
Fountain Square	October 4, 2012	$9,126	$—	$9,126
Mountain View Research Park	April 10, 2013	4,604	—	4,604
Mountain View Technology Park	April 10, 2013	1,094	—	1,094
767 Fifth Avenue (the General Motors Building)	May 31, 2013	72,550	—	72,550

Total		$87,374	$—	$87,374

Real Estate Operating Expenses

Real estate operating expenses from our Properties Acquired or Consolidated Portfolio increased approximately $27.9 million for the three months ended September 30, 2013 compared to 2012, as detailed below:

Property	Date Acquired or Consolidated	Real Estate Operating Expenses for the three months ended September 30,
		2013	2012	Change
		(in thousands)
Fountain Square	October 4, 2012	$3,222	$—	$3,222
Mountain View Research Park	April 10, 2013	1,049	—	1,049
Mountain View Technology Park	April 10, 2013	192	—	192
767 Fifth Avenue (the General Motors Building)	May 31, 2013	23,403	—	23,403

Total		$27,866	$—	$27,866

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Acquired or Consolidated Portfolio increased by approximately $40.7 million for the three months ended September 30, 2013 compared to 2012 as a result of the acquisition or consolidation of properties after September 30, 2012.

For a discussion of the operating results for 767 Fifth Avenue (the General Motors Building), Mountain View Research Park and Mountain View Technology Park for the period prior to consolidation / acquisition refer to “Results of Operations—Other Income and Expense Items—Income from Unconsolidated Joint Ventures” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Properties Placed In-Service Portfolio

We placed in-service or partially placed in-service four properties totaling approximately 719,000 square feet between July 1, 2012 and September 30, 2013. One and Two Patriots Park is a two-phase redevelopment project for a single tenant.

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $5.7 million for the three months ended September 30, 2013 compared to 2012, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Rental Revenue for the three months ended September 30,
			2013	2012	Change
			(in thousands)
One and Two Patriots Park	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	$5,017	$2,128	$2,889
Seventeen Cambridge Center	Second Quarter, 2013	Second Quarter, 2013	2,777	—	2,777
250 West 55th Street	Third Quarter, 2013	N/A	76	—	76

Total			$7,870	$2,128	$5,742

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $1.3 million for the three months ended September 30, 2013 compared to 2012, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Real Estate Operating Expenses for the three months ended September 30,
			2013	2012	Change
			(in thousands)
One and Two Patriots Park	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	$1,195	$554	$641
Seventeen Cambridge Center	Second Quarter, 2013	Second Quarter, 2013	348	—	348
250 West 55th Street	Third Quarter, 2013	N/A	264	—	264

Total			$1,807	$554	$1,253

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Placed In-Service Portfolio increased by approximately $1.3 million for the three months ended September 30, 2013 compared to 2012.

Properties in Development or Redevelopment Portfolio

At September 30, 2012, the Properties in Development or Redevelopment Portfolio consisted primarily of our 601 Massachusetts Avenue property located in Washington, DC.

On April 25, 2013, we commenced development of our 601 Massachusetts Avenue property, which is expected to be completed during the fourth quarter of 2015. Prior to the commencement of development, this building was operational and therefore, during the three months ended September 30, 2012, had approximately $1.8 million of revenue and approximately $0.3 million of operating expenses. In addition, during the three months ended September 30, 2012, the building had approximately $1.2 million of depreciation and amortization expense.

Other Operating Income and Expense Items

Residential Net Operating Income

Net operating income for our residential properties decreased by approximately $56,000 for the three months ended September 30, 2013 compared to 2012.

The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and the Residences on The Avenue for the three months ended September 30, 2013 and 2012.

	The Lofts at Atlantic Wharf			Residences on The Avenue
	2013	2012	Percentage Change	2013	2012	Percentage Change
Average Physical Occupancy(1)	98.8%	94.9%	4.1%	92.4%	97.1%	(4.8)%
Average Economic Occupancy(2)	97.8%	92.1%	6.2%	92.0%	96.9%	(5.1)%
Average Monthly Rental Rate(3)	$3,800	$3,615	5.1%	$3,285	$3,273	0.4%
Average Rental Rate Per Occupied Square Foot	$4.21	$4.03	4.5%	$4.03	$4.01	0.5%

(1)	Average Physical Occupancy is defined as the average number of occupied units divided by the total number of units, expressed as a percentage.
(2)	Average Economic Occupancy is defined as total possible revenue less vacancy loss as a percentage of total possible revenue. Total possible revenue is determined by valuing average occupied units at contract rates and average vacant units at Market Rents. Vacancy loss is determined by valuing vacant units at current Market Rents. By measuring vacant units at their Market Rents, Average Economic Occupancy takes into account the fact that units of different sizes and locations within a residential property have different economic impacts on a residential property’s total possible gross revenue. Market Rents used by us in calculating Economic Occupancy are based on the current market rates set by the managers of our residential properties based on their experience in renting their residential property’s units and publicly available market data. Trends in market rents for a region as reported by others could vary. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.
(3)	Average Monthly Rental Rates are calculated by us as rental revenue in accordance with GAAP, divided by the weighted monthly average number of occupied units.

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $1.6 million for the three months ended September 30, 2013 compared to 2012.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the three months ended September 30, 2013 and 2012.

	2013	2012	Percentage Change
Occupancy	87.5%	84.3%	3.8%
Average daily rate	$237.30	$234.18	1.3%
Revenue per available room, REVPAR	$207.60	$197.32	5.2%

Development and Management Services

Development and management services income decreased approximately $2.5 million for the three months ended September 30, 2013 compared to 2012. The decrease was due to decreases in development fee and management fee income of approximately $0.9 million and $1.6 million, respectively. The decrease in development fees is primarily due to a decrease in fees associated with tenant improvement project management. The decrease in management fees is due primarily to a decrease in management fees earned from our joint ventures primarily due to the consolidation/acquisition of 767 Fifth Avenue (the General Motors Building) and the Mountain View assets and the sale of 125 West 55th Street in New York City.

General and Administrative

General and administrative expenses increased approximately $3.2 million for the three months ended September 30, 2013 compared to 2012. On March 11, 2013, we announced that Owen D. Thomas would succeed Mortimer B. Zuckerman as our Chief Executive Officer, effective April 2, 2013. Mr. Zuckerman will continue to serve as Executive Chairman for a transition period and thereafter is expected to continue to serve as the Non-Executive Chairman of the Board. In connection with succession planning, Mr. Zuckerman entered into a Transition Benefits Agreement with us. If Mr. Zuckerman remains employed by us through July 1, 2014, he will be entitled to receive, on January 1, 2015, a lump sum cash payment of $6.7 million and an equity award with a targeted value of approximately $11.1 million. The cash payment and equity award vest one-third on each of March 10, 2013, October 1, 2013 and July 1, 2014, subject to acceleration in certain circumstances. As a result, we recognized approximately $2.6 million of compensation expense in the three months ended September 30, 2013. During the three months ended September 30, 2012, we recognized approximately $1.2 million of amortization that occurred prior to the accelerated vesting of the $12.9 million of stock-based compensation expense associated with the Transition Benefits Agreement. The remaining increase was primarily due to (1) an approximately $0.7 million increase related to the issuance of the 2013 MYLTIP Units and non-qualified stock options, (2) an approximately $0.6 million increase in health insurance costs, (3) an approximately $0.5 million increase in taxes, (4) an approximately $0.3 million increase in the value of our deferred compensation plan and (5) an approximately $1.2 million increase in other general and administrative expenses, which includes compensation expense. These increases were partially offset by approximately $1.5 million of amortization that occurred for a member of senior management in 2012 that did not recur in 2013 due to the fact that this person reached retirement age and therefore became fully vested and we no longer recognized expense on a quarterly basis.

We have modified the presentation of expenses to operate our San Francisco and Princeton regional offices to reflect the growing activity in our San Francisco region and to have a consistent presentation across our company. These expenses, which totaled approximately $2.0 million and $1.9 million for the three months ended September 30, 2013 and 2012, respectively, were previously included in Rental Operating Expenses and are now included in General and Administrative Expenses for all periods presented.

Wages directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the three months ended September 30, 2013 and 2012 were approximately $3.1 million and $2.8 million, respectively. These costs are not included in the general and administrative expenses discussed above.

Transaction Costs

During the three months ended September 30, 2013, we incurred approximately $0.8 million of which approximately $0.5 million related to transaction costs for transactions in New York City. During the three months ended September 30, 2012, we incurred approximately $1.1 million of transaction costs of which approximately $0.6 million related to the acquisition of 680 Folsom Street in San Francisco, California and approximately $0.5 million related to the acquisition of Fountain Square in Reston, Virginia,

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the three months ended September 30, 2013 compared to 2012, income from unconsolidated joint ventures increased by approximately $5.5 million due primarily to an increase of approximately $11.3 million in our share of net income from the sale of the Eighth Avenue and 46th Street project located in New York City partially offset by the following: (1) an approximately $3.6 million decrease in our share of net income from 767 Fifth Avenue (the General Motors Building) related to the consolidation on June 1, 2013, (2) an approximately $0.7 million decrease in our share of net income from the Value-Added Fund due to our acquisition of the Mountain View assets on April 10, 2013 and approximately $0.2 million of gain recognized during 2012 related to the sale of 300 Billerica Road in Chelmsford, Massachusetts, (3) an approximately $1.4 million decrease in our share of net income from 125 West 55th Avenue due to its sale on May 30, 2013 and (4) an approximately $0.1 million decrease in our share of net income from our other unconsolidated joint ventures.

On July 19, 2013, a joint venture in which we have a 50% interest completed the sale of its Eighth Avenue and 46th Street project located in New York City for an imputed sale price of $45.0 million. Eighth Avenue and 46th Street is comprised of an assemblage of land parcels and air-rights. Net cash proceeds to us totaled approximately $21.8 million, after the payment of transaction costs.

For the consolidated operating results for 767 Fifth Avenue (the General Motors Building), Mountain View Research Park and Mountain View Technology Park refer to “Results of Operations—Properties Acquired Portfolio” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Gains on Consolidation of Joint Ventures

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from the Value-Added Fund for an aggregate net purchase price of approximately $233.1 million. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we own 100% of the properties and account for them on a consolidated basis. During the three months ended September 30, 2013, we recognized an adjustment to the gain upon consolidation totaling approximately $2.1 million.

On May 31, 2013, our two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer we and our new joint venture partners modified our relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in us having sufficient financial and operating control over 767 Venture, LLC such that we now account for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in our financial statements instead of under the equity method of accounting. Our ownership interest in 767 Venture, LLC remained unchanged at 60%. During the three months ended September 30, 2013, we recognized an adjustment to the non-cash gain on our investment of approximately $(3.9) million.

Gains from Investments in Securities

Gains from investments in securities for the three months ended September 30, 2013 and 2012 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for our officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to our officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the three months ended September 30, 2013 and 2012, we recognized gains of approximately $1.0 million and $0.6 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately$0.9 million and $0.6 million during the three months ended September 30, 2013 and 2012, respectively, as a result of increases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

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

Interest Expense

Interest expense increased approximately $17.1 million for the three months ended September 30, 2013 compared to 2012 as detailed below:

Component	Change in interest expense for the three months ended September 30, 2013 compared to September 30, 2012
(in thousands)
Increases to interest expense due to:
Interest associated with the consolidation of the $1.6 billion of debt outstanding for 767 Fifth Avenue (the General Motors Building)	$13,531
Partner’s share of the interest for the outstanding Related Party Notes Payable for 767 Fifth Avenue (the General Motors Building)	6,873
Issuance of $700 million in aggregate principal of our Operating Partnership’s 3.800% senior notes due 2024 on June 27, 2013	6,715
Issuance of $500 million in aggregate principal of our Operating Partnership’s 3.125% senior notes due 2023 on April 11, 2013	3,970
New mortgages/properties placed in-service financings	1,537
Other interest expense (excluding senior notes)	253

Total increases to interest expense	$32,879
Decreases to interest expense due to:
Increase in capitalized interest	$(7,267)
Repurchases/redemption/exchange of $450.0 million in aggregate principal of our Operating Partnership’s 3.75% exchangeable senior notes due 2036	(4,219)
Interest expense associated with the adjustment for the equity component allocation of our unsecured exchangeable debt	(2,042)
Repayment of mortgage financings	(1,270)
Redemption of $225.0 million in aggregate principal of our Operating Partnership’s 6.25% senior notes due 2013	(938)

Total decreases to interest expense	$(15,736)

Total change in interest expense	$17,143

The following property is included in the new mortgages/properties placed in-service financings line item: Fountain Square. The following properties are included in the repayment of mortgage financings line item: Sumner Square, Kingstowne One and 140 Kendrick Street. As properties are placed in-service, we cease capitalizing interest and interest is then expensed.

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Interest capitalized for the three months ended September 30, 2013 and 2012 was approximately $17.4 million and $10.1 million, respectively. These costs are not included in the interest expense referenced above.

At September 30, 2013, our variable rate debt consisted of our Operating Partnership’s $1.0 billion Unsecured Line of Credit. For a summary of our consolidated debt as of September 30, 2013 and September 30, 2012 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

On August 22, 2013, we completed the sale of our 1301 New York Avenue property located in Washington, DC for a net contract sale price of approximately $121.7 million. After adjusting for outstanding lease and other transaction costs assumed by the buyer, the gross sale price was approximately $135.0 million. Net cash proceeds totaled approximately $121.5 million, resulting in a gain on sale of approximately $86.4 million. 1301 New York Avenue is a Class A office property totaling approximately 201,000 net rentable square feet. The operating results of the property through the date of sale have been classified as discontinued operations on a historical basis for all periods presented.

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships decreased by approximately $3.7 million for the three months ended September 30, 2013 compared to 2012. Noncontrolling interests in property partnerships consisted of the outside owner’s equity interest in the net income (loss) from our 505 9th Street, Fountain Square and 767 Fifth Avenue (the General Motors Building) properties as of September 30, 2013 and only included 505 9th Street as of September 30, 2012.

On May 31, 2013, our two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer we and our new joint venture partners modified our relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in us having sufficient financial and operating control over 767 Venture, LLC such that we now account for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in our financial statements instead of under the equity method of accounting. Our ownership interest in 767 Venture, LLC remained unchanged at 60%. This building contributed a decrease in noncontrolling interest in property partnerships of approximately $5.5 million for the three months ended September 30, 2013. This decrease was primarily due to the partners’ share of the interest expense for the related party notes payable.

On October 4, 2012, we completed the formation of a joint venture which owns and operates Fountain Square located in Reston, Virginia, adjacent to our other Reston properties. Fountain Square is an office and retail complex aggregating approximately 756,000 net rentable square feet, comprised of approximately 522,000 net rentable square feet of Class A office space and approximately 234,000 net rentable square feet of retail space. The joint venture partner contributed the property valued at approximately $385.0 million and related mortgage indebtedness totaling approximately $211.3 million for a 50% interest in the joint venture. We contributed cash totaling approximately $87.0 million for our 50% interest, which cash was distributed to the joint venture partner. We are consolidating this joint venture. The mortgage loan bears interest at a fixed rate of 5.71% per annum and matures on October 11, 2016. Pursuant to the joint venture agreement (i) we have rights to acquire the partner’s 50% interest and (ii) the partner has the right to cause us to acquire the partner’s interest on January 4, 2016, in each case at a fixed price totaling approximately $102.0 million in cash. The fixed price option rights expire on January 31, 2016. This building contributed an increase in noncontrolling interest in property partnerships of approximately $1.5 million for the three months ended September 30, 2013.

Noncontrolling interests—Common Units of the Operating Partnership

Noncontrolling interest-common units of the Operating Partnership increased by approximately $1.6 million for the three months ended September 30, 2013 compared to 2012 due to an increase in allocable income partially offset by a decrease in the noncontrolling interest’s ownership percentage.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	repay at maturity $747.5 million of our Operating Partnership’s 3.625% exchangeable senior notes due February 2014;

•	redeem our Operating Partnership’s Series Four Preferred Units;

•	fund capital expenditures, including major renovations, tenant improvements and leasing costs;

•	fund development costs;

•	fund possible property acquisitions; and

•	make the minimum distribution required to maintain our REIT qualification under the Internal Revenue Code of 1986, as amended.

We expect to satisfy these needs using one or more of the following:

•	cash flow from operations;

•	distribution of cash flows from joint ventures;

•	cash and cash equivalent balances;

•	issuances of our equity securities and/or additional preferred or common units of partnership interest in our Operating Partnership;

•	our Operating Partnership’s Unsecured Line of Credit or other short-term bridge facilities;

•	construction loans;

•	long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness); and

•	sales of real estate.

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

The following table presents information on properties under construction as of September 30, 2013 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date(1)	Estimated Total Investment(1)	Percentage Leased(2)
Office
Annapolis Junction Building Seven (50% ownership)	First Quarter, 2015	Annapolis, MD	1	125,000	$10,649	$17,500	100%
680 Folsom Street	Third Quarter, 2015	San Francisco, CA	2	522,000	263,008	340,000	85%
250 West 55th Street(3)	Fourth Quarter, 2015	New York, NY	1	989,000	814,454	1,050,000	48%
535 Mission Street	Third Quarter, 2016	San Francisco, CA	1	307,000	96,397	215,000	—%
601 Massachusetts Avenue	Fourth Quarter, 2017	Washington, DC	1	478,000	145,157	360,760	79%
Transbay Tower (95% Ownership)(4)	N/A	San Francisco, CA	1	N/A	215,665	340,000	N/A

Total Office Properties under Construction			7	2,421,000	$1,545,330	$2,323,260	59%

Residential
The Avant at Reston Town Center (359 units)(5)	Fourth Quarter, 2015	Reston, VA	1	355,688	$100,958	$137,250	N/A

Total Properties under Construction			8	2,776,688	$1,646,288	$2,460,510	59%

(1)	Represents our share. Includes net revenue during lease up period, acquisition expenses and approximately $60.3 million of construction cost and leasing commission accruals.
(2)	Represents percentage leased as of November 4, 2013, includes leases with future commencement dates and excludes residential space.
(3)	Investment to Date excludes approximately $24.8 million of costs that were expensed in prior periods in connection with the suspension of development activities. Estimated Total Investment includes approximately $230 million of interest capitalization. As of September 30, 2013, this property was 5% placed in-service.
(4)	On March 26, 2013, the joint venture completed the acquisition of a land parcel in San Francisco which will support a 60-story, 1.4 million square foot office tower known as Transbay Tower. The Estimated Total Investment represents only the cost to build to grade.
(5)	The square footage amount includes approximately 26,000 square feet of retail space that is 100% leased.

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

Since January 1, 2013, we raised net proceeds of approximately $1.4 billion in the capital markets. Specifically, we issued $200 million of 5.25% Series B Cumulative Redeemable Preferred Stock and our Operating Partnership issued $500 million aggregate principal amount of 3.125% senior unsecured notes due 2023 and $700 million aggregate principal amount of 3.800% senior unsecured notes due 2024. In addition, we repaid approximately $65 million of secured debt, and we redeemed/repurchased our Operating Partnership’s $450 million 3.75% exchangeable senior notes due 2036. In addition, we refinanced the loans secured by 540 Madison Avenue and 500 North Capitol Street, which aggregate approximately $225 million (of which our share is approximately $104 million) and obtained $22 million of construction financing for our Annapolis Junction Building Seven development project. On July 26, 2013, our Operating Partnership amended and restated the revolving credit agreement governing our its Unsecured Line of Credit, which, among other things, (1) increased the total commitment from $750.0 million to $1.0 billion, (2) extended the maturity date from June 24, 2014 to July 26, 2018 and (3) reduced per annum variable rates and other fees.

The completion of our ongoing developments, through late 2015, has remaining costs to fund of approximately $0.8 billion. We have approximately $825 million of debt obligations (of which our share is approximately $818 million) expiring through the end of 2014. We believe that our strong liquidity, including available cash as of November 4, 2013 of approximately $2.1 billion, the approximately $989.4 million available under our Operating Partnership’s Unsecured Line of Credit and proceeds from potential asset sales provide sufficient capacity to meet our debt obligations and fund our remaining capital requirements on existing development projects, our foreseeable potential development activity and pursue additional attractive investment opportunities. Given the relatively low interest rates currently available to us in the debt markets, we may seek to enhance our liquidity in the future, which may result in us carrying additional cash and cash equivalents pending our Operating Partnership’s use of the proceeds. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase unsecured senior notes and unsecured exchangeable senior notes for cash in open market purchases or privately negotiated transactions, or both. We will evaluate any such potential transactions in light of then-existing market conditions, taking into account the trading prices of the notes, our current liquidity and prospects for future access to capital.

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

Cash and cash equivalents were approximately $1.6 billion and $1.2 billion at September 30, 2013 and 2012, respectively, representing a increase of approximately $0.4 billion. The following table sets forth changes in cash flows:

	Nine months ended September 30,
	2013	2012	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$550,421	$463,686	$86,735
Net cash used in investing activities	(453,445)	(1,020,112)	566,667
Net cash provided by (used in) financing activities	502,321	(43,567)	545,888

Our principal source of cash flow is related to the operation of our office properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 7.0 years with occupancy rates historically in the range of 91% to 94%. Our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties, secured and unsecured borrowings and equity offerings.

Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the nine months ended September 30, 2013 and 2012 consisted primarily of funding our development projects and the acquisitions of 453 Ravendale Drive, 100 Federal Street, 535 Mission Street and the Mountain View Research and Technology Parks and the Transbay Tower and Reston, Virginia land parcels, offset by cash from the disposition of 1301 New York Avenue, 303 Almaden Boulevard and Bedford Business Park, as detailed below:

	Nine months ended September 30,
	2013	2012
	(in thousands)
Acquisitions of real estate	$(522,900)	$(688,073)
Construction in progress	(279,786)	(238,627)
Building and other capital improvements	(46,805)	(32,159)
Tenant improvements	(78,462)	(108,100)
Proceeds from the sales of real estate	160,815	61,963
Cash recorded upon consolidation	79,468	—
Deposits on real estate	—	(15,000)
Repayments of notes receivable, net	12,491	(1,764)
Capital contributions to unconsolidated joint ventures	—	(367)
Capital distributions from unconsolidated joint ventures	223,067	3,057
Investments in securities, net	(1,333)	(1,042)

Net cash used in investing activities	$(453,445)	$(1,020,112)

Cash used in investing activities changed primarily due to the following:

•	On March 1, 2012, we acquired 453 Ravendale Drive located in Mountain View, California for a purchase price of approximately $6.7 million in cash.

•	On March 13, 2012, we acquired 100 Federal Street in Boston, Massachusetts for an aggregate investment of approximately $615.0 million in cash.

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

•

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from our Value-Added Fund for an aggregate net purchase price of approximately $233.1 million. Mountain View Research Park is a 16-building complex of Office/Technical properties aggregating approximately 604,000 net rentable square feet. Mountain View Technology Park is a seven-building complex of Office/Technical properties aggregating approximately 135,000 net rentable square feet.

•

Construction in progress for the nine months ended September 30, 2012 includes ongoing expenditures associated with our 510 Madison Avenue and One Patriots Park properties, which were fully placed in-service during the nine months ended September 30, 2012. In addition, we incurred costs associated with the continued development and redevelopment of Two Patriots Park, 17 Cambridge Center, The Avant at Reston Town Center, the Cambridge Center Connector, 250 West 55th Street and 680 Folsom Street. Construction in progress for the nine months ended September 30, 2013 includes ongoing expenditures associated with our Two Patriots Park and 17 Cambridge Center properties and the Cambridge Center Connector, which were fully placed in-service during the nine months ended September 30, 2013. In addition, we incurred costs associated with our continued development of The Avant at Reston Town Center, 250 West 55th Street, 680 Folsom Street, 535 Mission Street, 601 Massachusetts Avenue and Transbay Tower.

•	Tenant improvement costs decreased by approximately $29.6 million due to the completion of large tenant projects in 2012.

•

On August 22, 2013, we completed the sale of our 1301 New York Avenue property located in Washington, DC for a net contract sale price of approximately $121.7 million. After adjusting for outstanding lease and other transaction costs assumed by the buyer, the gross sale price was approximately $135.0 million. Net cash proceeds totaled approximately $121.5 million, resulting in a gain on sale of approximately $86.4 million. 1301 New York Avenue is a Class A office property totaling approximately 201,000 net rentable square feet.

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

•

Capital distributions from unconsolidated joint ventures increased by approximately $220.0 million due to the sale of the Eighth Avenue and 46th Street project and 125 West 55th Street in New York City and the Value-Added Fund selling Mountain View Research and Technology Parks.

Cash provided by financing activities for the nine months ended September 30, 2013 totaled approximately $502.3 million. This consisted primarily of us issuing $200 million of 5.25% Series B Cumulative Redeemable Preferred Stock, the issuance by our Operating Partnership of $500 million aggregate principal amount of 3.125% senior unsecured notes due 2023 and the issuance by our Operating Partnership of $700 million aggregate principal amount of 3.800% senior unsecured notes due 2024, partially offset by the redemption of our Operating Partnership’s $450 million 3.75% exchangeable senior notes due 2036, which were redeemable in May 2013, the redemption of Series Four Preferred Units, the payments of dividends and distributions to our shareholders and the unitholders of our Operating Partnership and the repayment of mortgage notes payable. Future debt payments are discussed below under the heading “Capitalization-Debt Financing.”

Capitalization

At September 30, 2013, our total consolidated debt was approximately $11.4 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 4.60% (with a coupon/stated rate of 4.94%) and the weighted-average maturity was approximately 5.6 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $29.8 billion at September 30, 2013. Our total consolidated market capitalization was calculated using the September 30, 2013 closing stock price of $106.90 per common share and the following: (1) 152,390,595 shares of our common stock, (2) 15,738,523 outstanding common units of partnership interest in our Operating Partnership (excluding common units held by us), (3) an aggregate of 1,307,083 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest in our Operating Partnership, (4) an aggregate of 1,460,200 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, (5) 360,126 Series Four Preferred Units of partnership interest in our Operating Partnership multiplied by the fixed liquidation preference of $50 per unit, (6) 80,000 shares (8,000,000 depositary shares, each representing 1/100th of a share), of our 5.25% Series B Cumulative Redeemable Preferred Stock, at a price of $2,500 per share ($25 per depositary share) and (7) our consolidated debt totaling approximately $11.4 billion. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at September 30, 2013, represented approximately 38.05% of our total consolidated market capitalization.

Following the consolidation of 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building)), effective June 1, 2013, our consolidated debt increased significantly compared to prior periods even though our economic interest in 767 Venture, LLC remained substantially unchanged. As a result, we believe the presentation of total adjusted debt may provide investors with a more complete picture of our share of consolidated and unconsolidated debt. Total adjusted debt is defined as our total consolidated debt, plus our share of unconsolidated joint venture debt, minus our joint venture partners’ share of consolidated debt, and was approximately $10.8 billion at September 30, 2013. In addition, in light of the difference between our total consolidated debt and our total adjusted debt, we believe that also presenting our total adjusted debt to total adjusted market capitalization ratio may provide investors with a more complete picture of our leverage in relation to the overall size of our company. The calculation of the total adjusted debt to total adjusted market capitalization ratio is the same as consolidated debt to total consolidated market capitalization ratio except that the total adjusted debt balance is used in lieu of the total consolidated debt balance. Our total adjusted debt at September 30, 2013, represented approximately 36.86% of our total adjusted market capitalization.

The calculation of total consolidated and adjusted market capitalization does not include 396,500 2011 OPP Units, 396,150 2012 OPP Units and 316,325 2013 MYLTIP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. These percentages will fluctuate with changes in the market value of our common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio and the adjusted debt to total adjusted market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Debt Financing

As of September 30, 2013, we had approximately $11.4 billion of outstanding consolidated indebtedness, representing approximately 38.05% of our total consolidated market capitalization as calculated above consisting of approximately (1) $5.835 billion (net of discount) in publicly traded unsecured senior notes (excluding exchangeable senior notes) having a weighted-average interest rate of 4.44% per annum and maturities in 2015, 2018, 2019, 2020, 2021, 2023 and 2024; (2) $739.5 million (net of discount and the adjustment for the equity component allocation) of exchangeable senior notes having a GAAP interest rate of 6.555% per annum (an effective rate of 4.037%, excluding the effect of the adjustment for the equity component allocation) and maturing in 2014; (3) $4.5 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 4.31% per annum and weighted-average term of 4.4 years and (4) $0.3 million of mezzanine notes payable, associated with 767 Fifth Avenue (the General Motors Building), having a GAAP interest rate of 5.53% per annum and maturing in 2017. The table below summarizes our mortgage and mezzanine notes payable, our unsecured senior notes and our Operating Partnership’s Unsecured Line of Credit at September 30, 2013 and September 30, 2012:

	September 30,
	2013	2012
	(Dollars in Thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable	$4,468,069	$2,873,686
Unsecured senior notes, net of discount	5,835,424	4,639,217
Unsecured exchangeable senior notes, net of discount and adjustment for the equity component allocation	739,536	1,162,955
Unsecured Line of Credit	—	—
Mezzanine notes payable	311,340	—

Total	$11,354,369	$8,675,858

Percent of total debt:
Fixed rate	100.00%	100.00%
Variable rate	—%	—%

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	4.60%	5.19%
Variable rate	—%	—%

Total	4.60%	5.19%

Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	4.94%	4.86%
Variable rate	—%	—%

Total	4.94%	4.86%

Unsecured Line of Credit

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

As of September 30, 2013, we had no borrowings and outstanding letters of credit totaling approximately $10.6 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $989.4 million. As of November 4, 2013, we had no borrowings and outstanding letters of credit totaling approximately $10.6 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $989.4 million.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of September 30, 2013 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
12 Year Unsecured Senior Notes	5.625%	5.693%	$300,000	April 15,2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15,2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15,2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15,2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024

Total principal			5,850,000
Net unamortized discount			(14,576)

Total			$5,835,424

(1)	Yield on issuance date including the effects of discounts on the notes and the amortization of financing costs.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 20 basis points in the case of the $500 million of notes that mature on September 1, 2023, 25 basis points in the case of the $250 million and $700 million of notes that mature on June 1, 2015 and February 1, 2024, respectively, 40 basis points in the case of the $700 million of notes that mature on October 15, 2019 and 30 basis points in the case of the $700 million and $850 million of notes that mature on November 15, 2020 and May 15, 2021, respectively), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our unsecured senior notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of September 30, 2013, we believe we were in compliance with each of these financial restrictions and requirements.

Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of September 30, 2013 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
Net unamortized discount					(555)
Adjustment for the equity component allocation, net of accumulated amortization					(7,409)

Total					$739,536

(1)	Yield on issuance date including the effects of discounts on the notes and the amortization of financing costs but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of our common stock). In addition, we entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions were intended to increase the effective exchange price to us of the notes from $117.58 to approximately $137.17 per share (subject to adjustment), representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of our common stock. The net cost of the capped call transactions was approximately $44.4 million. As of September 30, 2013, the effective exchange price was $134.14 per share.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgage notes payable at September 30, 2013:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
767 Fifth Avenue (the General Motors Building)	5.95%	2.44%	$1,300,000	$173,498	$1,473,498	(1)(2)(3)(4)	October 7, 2017
599 Lexington Avenue	5.57%	5.41%	750,000	—	750,000	(4)(5)	March 1, 2017
601 Lexington Avenue	4.75%	4.79%	725,000	—	725,000		April 10, 2022
John Hancock Tower	5.68%	5.05%	640,500	13,360	653,860	(1)(4)(6)	January 6, 2017
Embarcadero Center Four	6.10%	7.02%	361,445	—	361,445	(7)	December 1, 2016
Fountain Square	5.71%	2.56%	211,250	16,947	228,197	(1)(4)(8)	October 11, 2016
505 9th Street	5.73%	5.87%	121,950	—	121,950	(8)	November 1, 2017
New Dominion Tech Park, Bldg. Two	5.55%	5.58%	63,000	—	63,000	(4)	October 1, 2014
New Dominion Tech Park, Bldg. One	7.69%	7.84%	43,278	—	43,278		January 15, 2021
Kingstowne Two and Retail	5.99%	5.61%	33,506	308	33,814	(1)	January 1, 2016
University Place	6.94%	6.99%	14,027	—	14,027		August 1, 2021

Total			$4,263,956	$204,113	$4,468,069

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	This property is owned by a consolidated joint venture in which we have a 60% interest.
(3)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of September 30, 2013, the maximum funding obligation under the guarantee was approximately $11.4 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(4)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(5)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount is reducing our GAAP interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum.
(6)	In connection with the mortgage financing we have agreed to guarantee approximately $15.9 million related to our obligation to provide funds for certain tenant re-leasing costs.
(7)	Under our interest rate hedging program, we are reclassifying into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss resulting in an effective interest rate of 7.02% per annum.
(8)	This property is owned by a consolidated joint venture in which we have a 50% interest.

Mezzanine Notes Payable

The following represents the outstanding principal balances due under the mezzanine notes payable at September 30, 2013:

Property Debt is Associated With	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
767 Fifth Avenue (the General Motors Building)	6.02%	5.53%	$306,000	$5,340	$311,340	(1)(2)(3)	October 7, 2017

(1)	GAAP interest rate differs from the stated interest rate due to adjustments required to reflect loans at their fair values upon acquisition or consolidation. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	This property is owned by a consolidated joint venture in which we have a 60% interest.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.

Related Party Notes Payable

In conjunction with the consolidation of 767 Fifth Avenue (the General Motors Building), we recorded loans payable to the joint venture’s partners totaling $450.0 million and related accrued interest payable totaling approximately $175.8 million. The partner loans bear interest at a fixed rate of 11.0% per annum and mature on June 9, 2017. We have eliminated in consolidation our partner loan totaling $270.0 million and our share of the related accrued interest payable. The remaining notes payable to the outside joint venture partners totaling $180.0 million have been reflected as Related Party Notes Payable on the Consolidated Balance Sheets.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

We have investments in eleven unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 25% to 60%. Six of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At September 30, 2013, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $748.5 million (of which our proportionate share is approximately $328.4 million). The table below summarizes the outstanding debt of these joint venture properties at September 30, 2013. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Carrying Amount		Maturity Date
	(Dollars in thousands)
540 Madison Avenue	60%	1.69%	1.86%	$120,000	(2)(3)	June 5, 2018
Metropolitan Square	51%	5.75%	5.81%	174,264		May 5, 2020
Market Square North	50%	4.85%	4.91%	130,000		October 1, 2020
Annapolis Junction Building One	50%	1.94%	2.10%	41,412	(4)	March 31, 2018
Annapolis Junction Building Six	50%	1.84%	2.50%	13,993	(2)(5)	November 17, 2013
Annapolis Junction Building Seven	50%	1.85%	2.40%	9,370	(2)(6)	April 4, 2016
500 North Capitol Street	30%	4.15%	4.19%	105,000	(2)	June 6, 2023
901 New York Avenue	25%	5.19%	5.27%	154,450		January 1, 2015

Total				$748,489

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges.
(2)	The loan requires interest only payments with a balloon payment due at maturity.
(3)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum.
(4)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on March 31, 2018 with one, three-year extension option, subject to certain conditions.
(5)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and was scheduled to mature on November 17, 2013 with two, one-year extension options, subject to certain conditions. On October 29, 2013, the joint venture exercised an option to extend the maturity date to November 17, 2014.
(6)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on April 4, 2016 with two, one-year extension options, subject to certain conditions.

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

Insurance

We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) and we can provide no assurance that it will be extended further. Currently, the per occurrence limits of our portfolio property insurance program are $1.0 billion, including coverage for acts of terrorism certified under TRIA other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). We also carry $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of Terrorism Coverage in our property insurance program which is provided by IXP, LLC (“IXP”) as a direct insurer. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage, with $1.375 billion of Terrorism Coverage in excess of $250 million being provided by NYXP, LLC, (“NYXP”) as a direct insurer. We also currently carry nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP, as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which we manage. The per occurrence limit for NBCR Coverage is $1 billion. Under TRIA, after the payment of the required deductible and coinsurance, the additional Terrorism Coverage provided by IXP for 601 Lexington Avenue, the NBCR Coverage provided by IXP and the Terrorism Coverage provided by NYXP are backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100 million and the coinsurance is 15%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. We may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in our portfolio or for any other reason. In the event TRIPRA is not extended beyond December 31, 2014, (i) we will evaluate alternative approaches to secure coverage for acts of terrorism thereby potentially increasing our overall cost of insurance, (ii) if such insurance is not available at commercially reasonable rates with limits equal to our current coverage or at all, we may not continue to have full occurrence limit coverage for acts of terrorism, (iii) we may not satisfy the insurance requirements under existing or future debt financings secured by individual properties, (iv) we may not be able to obtain future debt financings secured by individual properties and (v) we may cancel the insurance policies issued by IXP for the NBCR Coverage and the additional Terrorism Coverage for 601 Lexington Avenue and by NYXP for the Terrorism Coverage for 767 Fifth Avenue. We intend to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.

We also currently carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that we believe are commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, we currently carry earthquake insurance which covers our San Francisco region (excluding 680 Folsom Street and 535 Mission Street) with a $120 million per occurrence limit and a $120 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. The builders risk policy maintained for the development of 680 Folsom Street in San Francisco includes a $20 million per occurrence and annual aggregate limit of earthquake coverage. In addition, the builders risk policy maintained for the development of 535 Mission Street in San Francisco includes a $15 million per occurrence and annual aggregate limit of earthquake coverage. The amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact our ability to finance properties subject to earthquake risk. We may discontinue earthquake insurance or change the structure of our earthquake insurance program on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.

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

The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013	2012
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$152,677	$57,249
Add:
Preferred dividends	2,647	—
Noncontrolling interest in discontinued operations—common units of the Operating Partnership	8,910	162
Noncontrolling interest—common units of the Operating Partnership	8,399	6,779
Noncontrolling interest—redeemable preferred units of the Operating Partnership	1,082	874
Noncontrolling interests in property partnerships	(3,279)	458
Less:
Income from discontinued operations	1,078	1,550
Gain on sale of real estate from discontinued operations	86,448	—

Income from continuing operations	82,910	63,972
Add:
Real estate depreciation and amortization(1)	158,274	132,887
Income from discontinued operations	1,078	1,550
Less:
Gains on sales of real estate included within income from unconsolidated joint ventures	11,174	248
Gains on consolidation of joint ventures	(1,810)	—
Noncontrolling interests in property partnerships’ share of funds from operations	9,462	923
Noncontrolling interest—redeemable preferred units of the Operating Partnership	1,082	874
Preferred distributions	2,647	—

Funds from operations attributable to the Operating Partnership	$219,707	$196,364
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	21,848	20,585

Funds from Operations attributable to Boston Properties, Inc.	$197,859	$175,779

Boston Properties, Inc.’s percentage share of Funds from Operations—basic	90.06%	89.52%
Weighted-average shares outstanding—basic	152,407	150,801

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $154,193 and $110,653, our share of unconsolidated joint venture real estate depreciation and amortization of $4,389 and $21,664 and depreciation and amortization from discontinued operations of $0 and $901, less corporate related depreciation and amortization of $308 and $331 for the three months ended September 30, 2013 and 2012, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)
Basic FFO	$219,707	169,236	$196,364	168,461
Effect of Dilutive Securities
Convertible Preferred Units	850	1,307	764	1,327
Stock Based Compensation and Exchangeable Senior Notes	—	285	—	1,182

Diluted FFO	$220,557	170,828	$197,128	170,970
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	21,728	16,829	20,361	17,660

Boston Properties, Inc.’s share of Diluted FFO(1)	$198,829	153,999	$176,767	153,310

(1)	Our share of diluted Funds from Operations was 90.15% and 89.67% for the quarter ended September 30, 2013 and 2012, respectively.

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

During the third quarter of 2013, we paid approximately $39.8 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $71.8 million of new tenant-related obligations associated with approximately 1.7 million square feet of second generation leases, or approximately $42 per square foot. In addition, we signed leases for approximately 179,000 square feet at our development properties. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during the third quarter of 2013, we signed leases for approximately 1.9 million square feet of space and incurred aggregate tenant-related obligations of approximately $87.9 million, or approximately $46 per square foot.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2013, approximately $11.4 billion of our consolidated borrowings bore interest at fixed rates and none of our consolidated borrowings bore interest at variable rates. The fair value of these instruments is affected by changes in market interest rates. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, refer to Note 4 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2013	2014	2015	2016	2017	2018+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt
Fixed Rate	$18,336	$140,250	$80,070	$659,511	$2,855,942	$713,960	$4,468,069	$4,592,273
Average Interest Rate	5.65%	5.66%	5.87%	5.28%	3.89%	4.96%	4.31%
Variable Rate	—	—	—	—	—	—	—	—

	Mezzanine debt
Fixed Rate	$300	$1,244	$1,314	$1,389	$307,093	$—	$311,340	$311,366
Average Interest Rate	—	—	—	—	5.53%	—	5.53%
Variable Rate	—	—	—	—	—	—	—	—

	Unsecured debt
Fixed Rate	$—	$—	$549,651	$—	$—	$5,285,773	$5,835,424	$6,065,723
Average Interest Rate	—	—	5.47%	—	—	4.42%	4.52%
Variable Rate	—	—	—	—	—	—	—	—

	Unsecured exchangeable debt
Fixed Rate	$—	$746,945	$—	$—	$—	$—	$746,945	$768,019
Adjustment for the equity component allocation	(4,971)	(2,438)	—	—	—	—	(7,409)

Total Fixed Rate	(4,971)	744,507	—	—	—	—	739,536	—
Average Interest Rate	—	6.56%	—	—	—	—	6.56%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$13,665	$886,001	$631,035	$660,900	$3,163,035	$5,999,733	$11,354,369	$11,737,381

At September 30, 2013, the weighted-average coupon/stated rates on our fixed rate debt was 4.94% per annum. The weighted-average coupon/stated rates for our unsecured debt and unsecured exchangeable debt were 4.44% per annum and 3.63% per annum, respectively.

At September 30, 2013, we had no outstanding variable rate debt.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of our fiscal year ending December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the three months ended September 30, 2013, we issued an aggregate of 2,938 common shares in exchange for 2,938 common units of limited partnership held by certain limited partners of BPLP. Of these shares, 1,000 were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(2) based upon factual representations received from the limited partners who received the common shares.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
July 1, 2013 - July 31, 2013	386	(1)	$0.01	N/A	N/A
August 1, 2013 - August 31, 2013	—		—	N/A	N/A
September 1, 2013 - September 30, 2013	—		—	N/A	N/A

Total	386		$0.01	N/A	N/A

(1)	Represents 386 shares of restricted common stock repurchased in connection with the termination of an employee’s employment with the Company. Under the terms of the applicable restricted stock award agreement, such shares were repurchased by us at a price of $0.01 per share, which was the amount originally paid by such employee for such shares.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—Mine Safety Disclosures.

None.

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits.

(a) Exhibits

10.1	—	Seventh Amended and Restated Revolving Credit Agreement, dated as of July 26, 2013, among Boston Properties Limited Partnership and the lenders identified therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on July 29, 2013).

12.1	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Dividends.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	—	The following materials from Boston Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

November 8, 2013	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer
(duly authorized officer and
principal financial officer)