Form 10-Q/A
period 2013-09-30
BOSTON PROPERTIES INC
filed 2013-11-12
CIK 1037540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Boston Properties, Inc. (the “Company”) is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Securities and Exchange Commission on November 8, 2013 (the “Form 10-Q”), for the sole purpose of filing the September 30, 2013 Interactive Data File as Exhibit 101.

This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any other disclosures made in the Form 10-Q.

PART II. OTHER INFORMATION

ITEM 6—Exhibits.

(a) Exhibits

10.1*	—	Seventh Amended and Restated Revolving Credit Agreement, dated as of July 26, 2013, among Boston Properties Limited Partnership and the lenders identified therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on July 29, 2013).

12.1*	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Dividends.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101**	—	The following materials from Boston Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

*	Filed with the Form 10-Q on November 8, 2013.
**	Filed with this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

November 12, 2013	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer
(duly authorized officer and
principal financial officer)

Exhibits.

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