Form 10-K
period 2013-12-31
BOSTON PROPERTIES INC
filed 2014-02-28
CIK 1037540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer  ☒             Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the 151,108,041 shares of common stock held by non-affiliates of the Registrant was $15,937,365,185 based upon the last reported sale price of $105.47 per share on the New York Stock Exchange on June 28, 2013. (For this computation, the Registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)

As of February 21, 2014, there were 153,006,302 shares of Common Stock outstanding.

Certain information contained in the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 20, 2014 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. The Registrant intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year ended December 31, 2013.

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

Our properties have been concentrated in five markets—Boston, New York, Princeton, San Francisco and Washington, DC. Beginning in fiscal 2014, Princeton will be reflected as the suburban component of the New York region. We conduct substantially all of our business through our subsidiary, Boston Properties Limited Partnership. At December 31, 2013, we owned or had interests in 175 properties, totaling approximately 44.4 million net rentable square feet, including nine properties under construction totaling approximately 2.9 million net rentable square feet. In addition, we had structured parking for approximately 45,234 vehicles containing approximately 15.4 million square feet. Our properties consisted of:

•	167 office properties, including 128 Class A office properties (including eight properties under construction) and 39 Office/Technical properties;

•	one hotel;

•	four retail properties; and

•	three residential properties (one of which is under construction).

We own or control undeveloped land totaling approximately 503.6 acres, which could support approximately 12.4 million square feet of additional development.

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

We are a full-service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, capital markets, construction management, property management, marketing, leasing, accounting, tax and legal services. As of December 31, 2013, we had approximately 760 employees. Our thirty-four senior officers have an average of twenty-nine years experience in the real estate industry, including an average of nineteen years of experience with us. Our principal executive office and Boston regional office are located at The Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199 and our telephone number is (617) 236-3300. In addition, we have regional offices at 599 Lexington Avenue, New York, New York 10022; Four Embarcadero Center, San Francisco, California 94111; and 2200 Pennsylvania Avenue NW, Washington, DC 20037.

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

Boston Properties Limited Partnership

Boston Properties Limited Partnership, or BPLP or our Operating Partnership, is a Delaware limited partnership, and the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. We are the sole general partner and, as of February 21, 2014, the owner of approximately 89.5% of the economic interests in BPLP. Economic interest was calculated as the number of common partnership units of BPLP owned by the Company as a percentage of the sum of (1) the actual aggregate number of outstanding common partnership units of BPLP, (2) the number of common partnership units issuable upon conversion of outstanding preferred partnership units of BPLP and (3) the number of common units issuable upon conversion of all outstanding long term incentive plan units of BPLP, or LTIP Units, other than LTIP Units issued in the form of Outperformance Awards (“OPP Awards”) and Multi-Year Long-Term Incentive Plan Awards (“MYLTIP Awards”), assuming all conditions have been met for the conversion of the LTIP Units. Refer to Note 20 to the Consolidated Financial Statements. An LTIP Unit is generally the economic equivalent of a share of our restricted common stock, although LTIP Units issued in the form of OPP Awards or MYLTIP Awards are only entitled to receive one-tenth (1/10th) of the regular quarterly distributions (and no special distributions) prior to being earned. Our general and limited partnership interests in BPLP entitle us to share in cash distributions from, and in the profits and losses of, BPLP in proportion to our percentage interest and entitle us to vote on all matters requiring a vote of the limited partners. The other limited partners of BPLP are persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP or recipients of LTIP Units pursuant to our Stock Option and Incentive Plan. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of our common stock. In lieu of cash redemption by BPLP, however, we may elect to acquire any common units so tendered by issuing shares of our common stock in exchange for the common units. If we so elect, our common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. We generally expect that we will elect to issue our common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, our percentage ownership in BPLP will increase. In addition, whenever we issue shares of our common stock other than to acquire common units of BPLP, we must contribute any net proceeds we receive to BPLP and BPLP must issue to us an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.

Preferred units of BPLP have the rights, preferences and other privileges as are set forth in an amendment to the limited partnership agreement of BPLP. As of December 31, 2013 and February 21, 2014, BPLP had three series of Preferred Units outstanding consisting of 666,116 Series Two Preferred Units, 360,126 Series Four Preferred Units and 80,000 Series B Preferred Units. The Series Two Preferred Units have a liquidation preference of $50.00 per unit (or an aggregate of approximately $33.3 million at December 31, 2013 and February 21, 2014). The Series Two Preferred Units are convertible, at the holder’s election, into common units at a conversion price of $38.10 per common unit (equivalent to a ratio of 1.312336 common units per Series Two Preferred Unit). Distributions on the Series Two Preferred Units are payable quarterly and, unless the greater rate described in the next sentence applies, accrue at 6.0% per annum. If distributions on the number of common units of limited partnership interest, or OP Units, into which the Series Two Preferred Units are convertible are greater than distributions calculated using the rate described in the preceding sentence for the applicable quarterly period, then the greater distributions are payable instead. The holders of Series Two Preferred Units have the right to require our Operating Partnership to redeem their units for cash at the redemption price of $50.00 per unit on May 12, 2014. The holders also had the right to have their Series Two Preferred Units redeemed for cash as of May 12, 2009, May 12, 2010, May 12, 2011, May 14, 2012 and May 14, 2013, although no holder exercised such right. In May 2014, our Operating Partnership also has the right, subject to certain conditions, to call for redemption all of the outstanding Series Two Preferred Units for cash or to convert into OP Units any Series Two Preferred Units that have not been previously redeemed. In the event that our Operating Partnership calls the Series Two Preferred Units for redemption, the holders shall have the right to convert the Series Two Preferred Units to OP Units. Due to the holders’ redemption option existing outside our control, the Series Two Preferred Units are presented outside of permanent equity in our Consolidated Balance Sheets.

The Series Four Preferred Units have a liquidation preference of $50.00 per unit (or an aggregate of approximately $18.0 million at December 31, 2013 and February 21, 2014). The Series Four Preferred Units, which bear a preferred distribution equal to 2.00% per annum on a liquidation preference of $50.00 per unit, are not convertible into or exchangeable for any common equity of BPLP or us. In order to secure the performance of certain obligations by the holders, such Series Four Preferred Units are subject to forfeiture pursuant to the terms of a pledge agreement. The holders of Series Four Preferred Units have the right, at certain times and subject to certain conditions set forth in the Certificate of Designations establishing the rights, limitations and preferences of the Series Four Preferred Units, to require our Operating Partnership to redeem all of their units for cash at the redemption price of $50.00 per unit. Our Operating Partnership also has the right, at certain times and subject to certain conditions, to redeem all of the Series Four Preferred Units for cash at the redemption price of $50.00 per unit. The Series Four Preferred Units that are subject to the security interest under the pledge agreement may not be redeemed until and unless such security interest is released. Due to the holders’ redemption option existing outside our control, the Series Four Preferred Units are presented outside of permanent equity in our Consolidated Balance Sheets.

The Series B Preferred Units have a liquidation preference of $2,500.00 per share (or an aggregate of approximately $193.6 million at December 31, 2013 and February 21, 2014, after deducting the underwriting discount and transaction expenses). The Series B Preferred Units were issued by our Operating Partnership on March 27, 2013 in connection with our issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). We contributed the net proceeds from the offering to our Operating Partnership in exchange for Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock. We will pay cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. We may not redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of our REIT status. On or after March 27, 2018, at our option, we may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share, plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates.

Transactions During 2013

Acquisitions

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

On March 26, 2013, a consolidated joint venture in which we have a 95% interest completed the acquisition of a land parcel in San Francisco, California that will support a 60-story, 1.4 million square foot office tower known as Transbay Tower. The purchase price for the land was approximately $192.0 million. On February 7, 2013, the partner in the joint venture issued a notice that it was electing under the joint venture agreement to reduce its nominal ownership interest in the venture from 50% to 5%. On February 26, 2013, we issued a notice to the partner electing to proceed with the venture on that basis. As a result, we have a 95% nominal interest in and are consolidating the joint venture. The initial phase of the development consisting of building the project to grade is currently under development.

On March 29, 2013, we completed the acquisition of a parcel of land located in Reston, Virginia for a purchase price of approximately $27.0 million. The land parcel is commercially zoned for 250,000 square feet of office space.

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from our Value-Added Fund (the “Value-Added Fund”) for an aggregate net purchase price of approximately $233.1 million. Mountain View Research Park is a 16-building complex of Office/Technical properties aggregating approximately 604,000 net rentable square feet. Mountain View Technology Park is a seven-building complex of Office/Technical properties aggregating approximately 135,000 net rentable square feet. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we own 100% of the properties and account for them on a consolidated basis.

On May 31, 2013, our two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) located in New York City) transferred all of their interests in the joint venture to third parties. 767 Fifth Avenue (the General Motors Building) is a Class A office property totaling approximately 1.8 million net rentable square feet. In connection with the transfer, we and our new joint venture partners modified our relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in us having sufficient financial and operating control over 767 Venture, LLC such that, effective as of May 31, 2013, we account for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in our financial statements instead of under the equity method of accounting.

Dispositions

On February 20, 2013, the foreclosure sale of our Montvale Center property was ratified by the court. As a result of the ratification, the mortgage loan totaling $25.0 million was extinguished and the related obligations were satisfied with the transfer of the real estate resulting in the recognition of a gain on forgiveness of debt totaling approximately $20.2 million.

On June 28, 2013, we completed the sale of our 303 Almaden Boulevard property located in San Jose, California for a sale price of $40.0 million. Net cash proceeds totaled approximately $39.3 million. 303 Almaden Boulevard is a Class A office property totaling approximately 158,000 net rentable square feet. Because we entered into the related purchase and sale agreement on March 28, 2013 and the carrying value of the property exceeded its net sale price, we recognized an impairment loss totaling approximately $3.2 million during the three months ended March 31, 2013. As a result, there was no loss on sale of real estate recognized during the year ended December 31, 2013. The sale of this asset caused us to reevaluate our strategy for development of our adjacent Almaden land parcel, which can accommodate an approximately 840,000 square feet office complex. Based on a shorter than expected hold period, we reduced the carrying value of the land parcel to its estimated fair market value and recognized an impairment loss of approximately $8.3 million during the three months ended March 31, 2013.

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

On October 9, 2013, we completed the sale of a 45% ownership interest in our Times Square Tower property for a gross sale price of $684.0 million in cash. Net cash proceeds totaled approximately $673.1 million, after the payment of transaction costs. In connection with the sale, we formed a joint venture with the buyer and will provide customary property management and leasing services to the joint venture. Times Square Tower is an approximately 1,246,000 net rentable square foot Class A office tower located in New York City. The transaction did not qualify as a sale of real estate for financial reporting purposes because we continue to control the joint venture and will therefore continue to account for the entity on a consolidated basis in our financial statements. We have accounted for the transaction as an equity transaction and have recognized noncontrolling interest in our consolidated balance sheets totaling approximately $243.5 million, which is equal to 45% of the carrying value of the total equity of the property immediately prior to the transaction. The difference between the net cash proceeds received and the noncontrolling interest recognized, which difference totals approximately $429.6 million, has not been reflected as a gain on sale of real estate in our consolidated statements of operations and has instead been reflected as an increase to additional paid-in capital in our consolidated balance sheets.

On December 20, 2013, we completed the sale of our 10 & 20 Burlington Mall Road property located in Burlington, Massachusetts for a sale price of approximately $30.0 million. Net cash proceeds totaled approximately $29.4 million, resulting in a gain on sale of approximately $20.5 million. 10 & 20 Burlington Mall Road consists of two Class A office properties aggregating approximately 152,000 net rentable square feet.

On December 20, 2013, we completed the sale of our One Preserve Parkway property located in Rockville, Maryland for a sale price of approximately $61.3 million. Net cash proceeds totaled approximately $59.9 million, resulting in a gain on sale of approximately $5.9 million. One Preserve Parkway is a Class A office property totaling approximately 184,000 net rentable square feet.

Developments

As of December 31, 2013, we had nine properties under construction comprised of eight office properties and one residential property, which aggregate approximately 2.9 million square feet. We estimate the total investment to complete these projects, in the aggregate, is approximately $2.5 billion of which we had already invested approximately $1.8 billion as of December 31, 2013. The investment through December 31, 2013 and estimated total investment for our properties under construction as of December 31, 2013 are detailed below (in thousands):

Construction Properties	Estimated Stabilization Date	Location	Investment to Date(1)	Estimated Total Investment(1)
Office
Annapolis Junction Building Seven (50% ownership)	First Quarter, 2015	Annapolis, MD	$11,580	$17,500
680 Folsom Street	Third Quarter, 2015	San Francisco, CA	279,923	340,000
250 West 55th Street	Fourth Quarter, 2015	New York, NY	840,317	1,050,000
804 Carnegie Center	First Quarter, 2016	Princeton, NJ	1,970	40,410
535 Mission Street	Third Quarter, 2016	San Francisco, CA	113,275	215,000
601 Massachusetts Avenue	Fourth Quarter, 2017	Washington, DC	155,310	360,760
Transbay Tower (95% ownership)(2)	N/A	San Francisco, CA	244,082	340,000

Total Office Properties under Construction			$1,646,457	$2,363,670

Residential
The Avant at Reston Town Center (359 units)	Fourth Quarter, 2015	Reston, VA	$109,194	$137,250

Total Properties under Construction			$1,755,651	$2,500,920

(1)	Represents our share. Includes net revenue during lease up period and approximately $53.9 million of construction cost and leasing commission accruals.
(2)	The Estimated Total Investment represents only the cost to build to grade.

On March 22, 2013, we completed and fully placed in-service Two Patriots Park, a Class A office redevelopment project with approximately 256,000 net rentable square feet located in Reston, Virginia. As of December 31, 2013, this property was 100% leased.

On April 1, 2013, we commenced construction on the initial phase of our Transbay Tower development project in San Francisco, California, which consists of building the project to grade.

On April 25, 2013, we commenced construction of our 601 Massachusetts Avenue, a Class A office development project totaling approximately 478,000 net rentable square feet located in Washington, DC.

On June 14, 2013, we completed and fully placed in-service Seventeen Cambridge Center, a Class A office project with approximately 195,000 net rentable square feet located in Cambridge, Massachusetts. As of December 31, 2013, this property was 100% leased.

On July 1, 2013, we completed and fully placed in-service our Cambridge Center Connector, a Class A office project with approximately 43,000 net rentable square feet located in Cambridge, Massachusetts. As of December 31, 2013, this property was 100% leased.

On October 29, 2013, we entered into a lease agreement as landlord with a third-party tenant for a build-to-suit project with approximately 130,000 net rentable square feet of Class A office space located in Princeton, New Jersey.

As of December 31, 2013, we have placed in-service approximately 63% of The Avant at Reston Town Center development project comprised of 359 apartment units and retail space aggregating approximately 355,000 square feet located in Reston, Virginia. The retail space totaling approximately 26,000 net rentable square feet is 100% leased and the residential units are approximately 17% leased as of February 21, 2014. On February 10, 2014, this project was fully placed in-service.

As of December 31, 2013, we have placed in-service approximately 6% of our 250 West 55th Street development project. When completed, this project will consist of approximately 989,000 net rentable square feet of Class A office space and is approximately 61% leased as of February 21, 2014.

As of December 31, 2013, we have placed in-service approximately 1% of our 680 Folsom Street development project. When completed, this project will consist of approximately 524,509 net rentable square feet of Class A office space and is approximately 96% leased as of February 21, 2014.

Secured Debt Transactions

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

On May 31, 2013, in conjunction with the consolidation of our 767 Venture, LLC joint venture (the entity that owns 767 Fifth Avenue (the General Motors Building)), we recorded mortgage loans collateralized by the property aggregating $1.3 billion and mezzanine loans aggregating $306.0 million. The mortgage loans require interest-only payments at a weighted-average fixed interest rate of 5.95% per annum and mature on October 7, 2017. The mezzanine loans require interest-only payments at a weighted-average fixed interest rate of 6.02% per annum and mature on October 7, 2017. The mortgage loans and mezzanine loans were recorded at their fair values aggregating approximately $1.5 billion and $311.7 million, respectively, using weighted-average effective interest rates of approximately 2.44% and 5.53% per annum, respectively. In addition, in conjunction with the consolidation, we recorded loans payable to the joint venture’s partners totaling $450.0 million and related accrued interest payable totaling approximately $175.8 million. The member loans bear interest at a fixed rate of 11.0% per annum and mature on June 9, 2017. We have eliminated in consolidation our member loan totaling $270.0 million and our share of the related accrued interest payable of approximately $114.5 million at December 31, 2013. The remaining notes payable to the outside joint venture partners and related accrued interest payable totaling $180.0 million and approximately $76.4 million as of December 31, 2013 have been reflected as Outside Members’ Notes Payable and within Accrued Interest Payable, respectively, on our Consolidated Balance Sheets. The related interest expense from the Outside Members’ Notes Payable totaling approximately $16.0 million for the period from May 31, 2013 through December 31, 2013 is fully allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.

Unsecured Senior Notes

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

Unsecured Line of Credit

On July 26, 2013, our Operating Partnership amended and restated the revolving credit agreement governing its Unsecured Line of Credit, which, among other things, (1) increased the total commitment from $750.0 million to $1.0 billion, (2) extended the maturity date from June 24, 2014 to July 26, 2018 and (3) reduced the per annum variable interest rates and other fees. Our Operating Partnership may increase the total commitment to $1.5 billion, subject to syndication of the increase and other conditions. At our Operating Partnership’s option, loans outstanding under the Unsecured Line of Credit will bear interest at a rate per annum equal to (1), in the case of loans denominated in Dollars, Euro or Sterling, LIBOR or, in the case of loans denominated in Canadian Dollars, CDOR, in each case, plus a margin ranging from 0.925% to 1.70% based on our Operating Partnership’s credit rating or (2) an alternate base rate equal to the greatest of (a) the Administrative Agent’s prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.70% based on our Operating Partnership’s credit rating. The Unsecured Line of Credit also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to our Operating Partnership at a reduced interest rate. In addition, our Operating Partnership is also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.35% based on our Operating Partnership’s credit rating and (2) an annual fee on the undrawn amount of each letter of credit equal to the LIBOR margin. Based on our Operating Partnership’s current credit rating, the LIBOR and CDOR margin is 1.00%, the alternate base rate margin is 0.0% and the facility fee is 0.15%. At December 31, 2013, there were no amounts outstanding on the Unsecured Line of Credit.

Equity Transactions

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

During the year ended December 31, 2013, we acquired an aggregate of 929,441 common units of limited partnership interest, including 26,402 common units issued upon the conversion of LTIP units and 432,914 issued upon the conversion of Series Two preferred units, presented by the holders for redemption, in exchange for an equal number of shares of common stock.

Special Dividend

On December 2, 2013, we announced that our Board of Directors declared a special cash dividend of $2.25 per common share payable on January 29, 2014 to shareholders of record as of the close of business on December 31, 2013. The decision to declare a special dividend was primarily a result of the sale of a 45% interest in our Times Square Tower property in October 2013. The Board of Directors did not make any change in our policy with respect to regular quarterly dividends. Holders of common units of limited partnership interest in our Operating Partnership, as of the close of business on December 31, 2013, received the same distribution on January 29, 2014. Holders of Series Two Preferred Units of limited partnership interest will participate in the special cash dividend (separately from their regular February 2014 distribution) on an as-converted basis in connection with their regular May 2014 distribution payment as provided in our Operating Partnership’s partnership agreement.

Investments in Unconsolidated Joint Ventures

On February 28, 2013, a joint venture in which we have a 50% interest completed and fully placed in-service Annapolis Junction Building Six, a Class A office property with approximately 119,000 net rentable square feet located in Annapolis, Maryland. As of December 31, 2013, this property was approximately 49% leased.

On March 31, 2013, a joint venture in which we have a 30% interest completed and fully placed in-service 500 North Capitol Street, NW, a Class A office redevelopment project with approximately 231,000 net rentable square feet located in Washington, DC. As of December 31, 2013, this property was approximately 85% leased.

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

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from our Value-Added Fund for an aggregate net purchase price of approximately $233.1 million. In conjunction with the acquisition, the Value-Added Fund repaid the mortgage loans collateralized by the Mountain View Research Park and Mountain View Technology Park properties totaling approximately $90.0 million and $20.0 million, respectively, as well as the outstanding loans payable to our Operating Partnership totaling approximately $8.6 million and $3.7 million, respectively. The Mountain View Research Park and Mountain View Technology Park mortgage loans bore interest at variable rates equal to LIBOR plus 2.00% per annum and LIBOR plus 2.50% per annum, respectively and were scheduled to mature on May 31, 2014 and November 22, 2014, respectively. The joint venture recognized a loss on early extinguishment of debt totaling approximately $0.4 million, of which our share was approximately $0.2 million, consisting of the write-off of unamortized deferred financing costs. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we own 100% of the properties and are accounting for them on a consolidated basis. We had previously recognized an impairment loss on our investment in the unconsolidated joint venture. As a result, we recognized a gain on our investment of approximately $26.5 million, which is included within gains on consolidation of joint ventures in our consolidated statements of operations.

On May 30, 2013, a joint venture in which we have a 60% interest completed the sale of its 125 West 55th Street property located in New York City for a sale price of $470.0 million, including the assumption by the buyer of the mortgage loan collateralized by the property totaling approximately $198.6 million. The mortgage loan bore interest at a fixed rate of 6.09% per annum and was scheduled to mature on March 10, 2020. Net cash proceeds totaled approximately $253.7 million, of which our share was approximately $152.2 million, after the payment of transaction costs. 125 West 55th Street is a Class A office property totaling approximately 588,000 net rentable square feet. We had previously recognized an impairment loss on our investment in the unconsolidated joint venture. As a result, we recognized a gain on sale of real estate totaling approximately $43.2 million, which is included within income from unconsolidated joint ventures in our consolidated statements of operations.

On May 31, 2013, our two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) located in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer, we and our new joint venture partners modified our relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in us having sufficient financial and operating control over 767 Venture, LLC such that we now account for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in our financial statements instead of under the equity method of accounting. Upon consolidation, we recognized a non-cash gain on our investment of approximately $359.5 million, which is included within gains on consolidation of joint ventures in our consolidated statements of operations.

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

On June 5, 2013, a joint venture in which we have a 60% interest refinanced its mortgage loans collateralized by 540 Madison Avenue located in New York City. The mortgage loans aggregating approximately $118.0 million bore interest at a weighted-average fixed rate of 5.20% per annum and were scheduled to mature on July 11, 2013. The joint venture recognized a loss on early extinguishment of debt totaling approximately $0.3 million, of which our share was approximately $0.2 million, related to the acceleration of the remaining balance of the historical fair value debt adjustment, which was the result of purchase accounting. The new mortgage loan totaling $120.0 million requires interest only payments at a variable rate equal to LIBOR plus 1.50% per annum and matures on June 5, 2018.

On July 19, 2013, a joint venture in which we have a 50% interest completed the sale of its Eighth Avenue and 46th Street project located in New York City for an imputed sale price of $45.0 million. The Eighth Avenue and 46th Street project is comprised of an assemblage of land parcels and air-rights. Net cash proceeds to us totaled approximately $21.8 million, after the payment of transaction costs. The joint venture had previously recognized an impairment loss on the property. As a result, the joint venture recognized a gain on sale of real estate totaling approximately $12.6 million, of which our share was approximately $11.3 million. Our share of the gain on sale of real estate is reflective of our share of the net proceeds from the sale price and is included within income from unconsolidated joint ventures in our consolidated statements of operations.

On September 26, 2013, a joint venture in which we have a 50% interest entered into a lease agreement for its Annapolis Junction Building Seven development project. Annapolis Junction Building Seven when completed will consist of a Class A office property with approximately 125,000 net rentable square feet located in Annapolis, Maryland.

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

Stock Option and Incentive Plan

On January 28, 2013, our Compensation Committee approved a new equity-based, multi-year, long-term incentive program (the “2013 MYLTIP”) in lieu of an Outperformance Plan as a performance-based component of our overall compensation program. Under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718 “Compensation—Stock Compensation,” the 2013 MYLTIP has an aggregate value of approximately $8.1 million, which amount will generally be amortized into earnings over the five-year plan period under the graded vesting method.

On February 1, 2013, we issued 35,087 shares of restricted common stock and our Operating Partnership issued 153,006 LTIP units and 201,373 non-qualified stock options under the 2012 Plan to certain of our employees.

Succession Planning

On March 11, 2013, we announced that Owen D. Thomas would succeed Mortimer B. Zuckerman as our Chief Executive Officer, effective April 2, 2013. Mr. Zuckerman will continue to serve as Executive Chairman for a transition period and thereafter is expected to continue to serve as the Non-Executive Chairman of the Board. In connection with succession planning, Mr. Zuckerman entered into a Transition Benefits Agreement with us. If Mr. Zuckerman remains employed by us through July 1, 2014, he will be entitled to receive on January 1, 2015 a lump sum cash payment of $6.7 million and an equity award with a targeted value of approximately $11.1 million. The cash payment and equity award vest one-third on each of March 10, 2013, October 1, 2013 and July 1, 2014, subject to acceleration in certain circumstances. As a result, we recognized approximately $13.8 million of compensation expense during the year ended December 31, 2013. We expect to recognize the remaining approximately $4.0 million of compensation expense over the remaining vesting period and, accordingly, expect to expense approximately $2.0 million in each of the 1st and 2nd quarters of 2014. In addition, the agreement provides that if Mr. Zuckerman terminates his employment with us for any reason, voluntarily or involuntarily, he will become fully vested in any outstanding equity awards with time-based vesting. As a result, during the year ended December 31, 2013, we accelerated the remaining approximately $12.9 million of stock-based compensation expense associated with Mr. Zuckerman’s unvested long-term equity awards.

On April 2, 2013, we issued 24,231 LTIP units, 38,926 2013 MYLTIP Units and 50,847 non-qualified stock options under the 2012 Plan to Owen D. Thomas, our new Chief Executive Officer, pursuant to his employment agreement.

Business and Growth Strategies

Business Strategies

Our primary business objective is to maximize return on investment so as to provide our investors with the greatest possible total return in all points of the economic cycle. Our strategies to achieve this objective are:

•

to target a few carefully selected geographic markets, including Boston, New York, San Francisco and Washington, DC, and to be one of the leading, if not the leading, owners, developers and managers in each of those markets with a full-service office in each market providing property management, leasing, development, construction and legal expertise. We select markets and submarkets with a diverse economic base and a deep pool of prospective tenants in various industries and where tenants have demonstrated a preference for high-quality office buildings and other facilities;

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

•

to take on complex, technically challenging development projects, leveraging the skills of our management team to successfully develop, acquire or reposition properties that other organizations may not have the capacity or resources to pursue;

•

to own and develop high-quality real estate designed to meet the demands of today’s tenants who require sophisticated telecommunications and related infrastructure, support services and amenities, and to manage those facilities so as to become the landlord of choice for both existing and prospective clients;

•

to opportunistically acquire assets which increase our penetration in the markets in which we have chosen to concentrate, as well as potential new markets, which exhibit an opportunity to improve or preserve returns through repositioning (through a combination of capital improvements and shift in marketing strategy), changes in management focus and leasing;

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

•

to pursue on a selective basis the sale of properties or interests therein, including core properties, to either (1) take advantage of the demand for our premier properties and realize the value we have created or (2) pare from our portfolio of properties that we believe have slower future growth potential;

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

Growth Strategies

External Growth Strategies

We believe that our development experience and our organizational depth position us to continue to selectively develop a range of property types, including high-rise urban developments, mixed-use developments (including residential), low-rise suburban office properties and research and laboratory space, within budget and on schedule. We believe we are also well positioned to achieve external growth through acquisitions. Other factors that contribute to our competitive position include:

•

our control of sites (including sites under contract or option to acquire) in our markets that could support approximately 12.4 million additional square feet of new office, retail, and residential development;

•	our reputation gained through 44 years of successful operations and the stability and strength of our existing portfolio of properties;

•	our relationships with leading national corporations, universities and public institutions seeking new facilities and development services;

•	our relationships with nationally recognized financial institutions that provide capital to the real estate industry;

•

our track record and reputation for executing acquisitions efficiently provide comfort to domestic and foreign institutions, private investors and corporations who seek to sell commercial real estate in our market areas;

•	our ability to act quickly on due diligence and financing; and

•	our relationships with institutional buyers and sellers of high-quality real estate assets.

Opportunities to execute our external growth strategy fall into three categories:

•

Development in selected submarkets. We believe the additional development of well-positioned office buildings and mixed use complexes could be justified in many of our submarkets. We believe in acquiring land after taking into consideration timing factors relating to economic cycles and in response to market conditions that allow for its development at the appropriate time. While we purposely concentrate in markets with high barriers-to-entry, we have demonstrated throughout our 44-year history, an ability to make carefully timed land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities at key locations in our existing and other markets for a well-capitalized developer to acquire land with development potential.

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

Internal Growth Strategies

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

The average lease term of our in-place leases, including unconsolidated joint ventures, was approximately 6.6 years at December 31, 2013 and we continue to cultivate long-term leasing relationships with a diverse base of high-quality, financially stable tenants. Based on leases in place at December 31, 2013, leases with respect to approximately 6.2% of the total square feet in our portfolio, including unconsolidated joint ventures, will expire in calendar year 2014.

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

•

Replace tenants quickly at best available market terms and lowest possible transaction costs. We believe that we are well-positioned to attract new tenants and achieve relatively high rental rates as a result of our well-located, well- designed and well-maintained properties, our reputation for high-quality building services and responsiveness to tenants, and our ability to offer expansion and relocation alternatives within our submarkets.

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

We expect to continue to pursue our investment objectives primarily through the ownership of our current properties, development projects and other acquired properties. We currently intend to continue to invest primarily in developments of properties and acquisitions of existing improved properties or properties in need of redevelopment, and acquisitions of land that we believe have development potential, primarily in our existing markets of Boston, New York, San Francisco and Washington, DC, but also potentially in new markets. Future investment or development activities will not be limited to a specified percentage of our assets. We intend to engage in such future investment or development activities in a manner that is consistent with the maintenance of our status as a REIT for federal income tax purposes. In addition, we may purchase or lease income-producing commercial and other types of properties for long-term investment, expand and improve the real estate presently owned or other properties purchased, or sell such real estate properties, in whole or in part, when circumstances warrant. We do not have a policy that restricts the amount or percentage of assets that will be invested in any specific property, however, our investments may be restricted by our debt covenants.

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

Dispositions

Our decision to dispose or partially dispose of properties is based upon the periodic review of our portfolio and the determination by the Board of Directors that such action would be in our best interests. Any decision to dispose of a property will be authorized by the Board of Directors or a committee thereof. Some holders of limited partnership interests in BPLP, including Mortimer B. Zuckerman, could incur adverse tax consequences upon the sale of certain of our properties that differ from the tax consequences to us. Consequently, holders of limited partnership interests in BPLP may have different objectives regarding the appropriate pricing and timing of any such sale. Such different tax treatment derives in most cases from the fact that we acquired these properties in exchange for partnership interests in contribution transactions structured to allow the prior owners to defer taxable gain. Generally this deferral continues so long as we do not dispose of the properties in a taxable transaction. Unless a sale by us of these properties is structured as a like-kind exchange under Section 1031 of the Internal Revenue Code or in a manner that otherwise allows deferral to continue, recognition of the deferred tax gain allocable to these prior owners is generally triggered by a sale. Some of our assets are subject to tax protection agreements, which may limit our ability to dispose of the assets or require us to pay damages to the prior owners in the event of a taxable sale.

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

Sustainability

As one of the largest owners and developers of office properties in the United States, we actively work to promote our growth and operations in a sustainable and responsible manner across our four regions. We focus our sustainability initiatives on the design and construction of our new developments, the operation of our existing buildings and our internal corporate practices. Our sustainability initiatives are centered on energy efficiency, waste reduction and water preservation, as well as making a positive impact on the communities in which we conduct business. Through these efforts we demonstrate that operating and developing commercial real estate can be conducted with a conscious regard for the environment while mutually benefiting our tenants, investors, employees and the communities in which we operate. We provide disclosure on our website to increase the transparency of our sustainability program, which we periodically update with current or additional information. You may access our sustainability report on our website at http://www.bostonproperties.com under the heading “Sustainability.”

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

Our Hotel Property

We operate our hotel property through a taxable REIT subsidiary. The taxable REIT subsidiary, a wholly-owned subsidiary of BPLP, is the lessee pursuant to a lease for the hotel property. As lessor, BPLP is entitled to a percentage of gross receipts from the hotel property. The hotel lease allows economic benefits of ownership to flow to us. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreements. Marriott has been engaged under a separate long-term incentive management agreement to operate and manage the hotel on behalf of the taxable REIT subsidiary. In connection with these arrangements, Marriott has agreed to operate and maintain our hotel in accordance with its system-wide standard for comparable hotels and to provide the hotel with the benefits of its central reservation system and other chain-wide programs and services. Under a management agreement for the hotel, Marriott acts as the taxable REIT subsidiary’s agent to supervise, direct and control the management and operation of the hotel and receives as compensation base management fees that are calculated as a percentage of the hotel’s gross revenues, and supplemental incentive fees if the hotel exceeds negotiated profitability breakpoints. In addition, the taxable REIT subsidiary compensates Marriott, on the basis of a formula applied to the hotel’s gross revenues, for certain system-wide services provided by Marriott, including central reservations, marketing and training. During 2013, 2012 and 2011, Marriott received an aggregate of approximately $1.2 million, $2.0 million and $2.5 million, respectively, from our taxable REIT subsidiary.

Seasonality

Our hotel property traditionally has experienced significant seasonality in its operating income, with the percentage of net operating income by quarter over the year ended December 31, 2013 shown below.

First Quarter	Second Quarter	Third Quarter	Fourth Quarter
11%	32%	34%	23%

Corporate Governance

Boston Properties is currently governed by an eleven member Board of Directors. The current members of our Board of Directors are Mortimer B. Zuckerman, Zoë Baird Budinger, Carol B. Einiger, Dr. Jacob A. Frenkel, Joel I. Klein, Douglas T. Linde, Matthew J. Lustig, Alan J. Patricof, Owen D. Thomas, Martin Turchin and David

A. Twardock. All directors stand for election for one-year terms expiring at the next succeeding annual meeting of stockholders.

Our Board of Directors has Audit, Compensation and Nominating and Corporate Governance Committees. The membership of each of these committees is described below.

Name of Director	Audit	Compensation	Nominating and Corporate Governance
Zoë Baird Budinger	X
Carol B. Einiger		X
Dr. Jacob A. Frenkel		X	X*
Joel I. Klein	X		X
Alan J. Patricof	X*		X
David A. Twardock	X	X*

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

•

Our Board of Directors has adopted a Policy on Company Political Spending, a copy of which is available on our website at http://www.bostonproperties.com under the heading “Corporate Governance” and subheading “Policy on Political Spending.”

Supplemental U.S. Federal Income Tax Considerations

As of January 1, 2013, (1) the maximum tax rate on “qualified dividend income” for individuals is 20%, (2) the maximum tax rate on long-term capital gain for individuals is 20%, (3) the highest marginal individual income tax rate is 39.6%, and (4) the backup withholding rate remains at 28%.

In addition, the effective date for U.S. withholding taxes that may apply, in certain circumstances, under the Foreign Account Tax Compliance Act, has been extended. In particular, withholding on interest and dividends now applies starting June 30, 2014, and withholding on gross proceeds from the sale of our stock or our Operating Partnership’s notes now applies starting December 31, 2016.

Item 1A.	Risk Factors.

Set forth below are the risks that we believe are material to our investors. We refer to the shares of our common stock and the units of limited partnership interest in BPLP together as our “securities,” and the investors who own shares or units, or both, as our “securityholders.” This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 51.

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

Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our securityholders will be adversely affected. The following factors, among others, may adversely affect the income generated by our properties:

•	downturns in the national, regional and local economic conditions (particularly increases in unemployment);

•	competition from other office, hotel, retail and residential buildings;

•	local real estate market conditions, such as oversupply or reduction in demand for office, hotel, retail or residential space;

•	changes in interest rates and availability of financing;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in space utilization by our tenants due to technology, economic conditions and business culture;

•	increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs;

•	civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses;

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

We are dependent upon the economic climates of our markets—Boston, New York, San Francisco and Washington, DC.

Substantially all of our revenue is derived from properties located in four markets: Boston, New York, San Francisco and Washington, DC. A downturn in the economies of these markets, or the impact that a downturn in the overall national economy may have upon these economies, could result in reduced demand for office space. Because our portfolio consists primarily of office buildings (as compared to a more diversified real estate portfolio), a decrease in demand for office space in turn could adversely affect our results of operations. Additionally, there are submarkets within our markets that are dependent upon a limited number of industries. For example, in our Washington, DC market we focus on leasing office properties to governmental agencies and contractors, as well as legal firms. A reduction in spending by the federal government could result in reduced demand for office space and adversely effect our results of operations. In addition, in our New York market we have historically leased properties to financial, legal and other professional firms. A significant downturn in one or more of these sectors could adversely affect our results of operations.

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

We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity. Therefore, we are likely to need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of our existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow may not be sufficient to repay all maturing debt in years when significant “balloon” payments come due. In addition, we may rely on debt to fund a portion of our new investments such as our acquisition and development activity. There is a risk that we may be unable to finance these activities on favorable terms or at all. This risk is currently heightened because of tightened underwriting standards. These conditions, which increase the cost and reduce the availability of debt, may continue or worsen in the future.

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

•

one or more lenders under our line of credit could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all; and

•

to the extent we enter into derivative financial instruments, one or more counterparties to our derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets on favorable terms or at all.

As of February 21, 2014, we had no outstanding indebtedness, excluding our unconsolidated joint ventures, that bears interest at variable rates, but we may incur such indebtedness in the future. If interest rates increase, then so would the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our securityholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging”. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

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

On February 21, 2014, our total consolidated debt was approximately $10.6 billion (i.e., excluding unconsolidated joint venture debt). Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $30.0 million at February 21, 2014. Total consolidated market capitalization was calculated using the closing stock price of $112.10 per common share and the following: (1) 153,006,302 shares of our common stock, (2) 15,582,151 outstanding common units of limited partnership interest in Boston Properties Limited Partnership (excluding common units held by us), (3) an aggregate of 874,168 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest in Boston Properties Limited Partnership, (4) an aggregate of 1,571,467 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, (5) 360,126 Series Four Preferred Units of partnership interest multiplied by the fixed liquidation preference of $50 per unit, (6) 80,000 shares (8,000,000 depositary shares, each representing 1/100th of a share), of our 5.25% Series B Cumulative Redeemable Preferred Stock, at a price of $2,500 per share ($25 per depositary share) and (7) our consolidated debt totaling approximately $10.6 billion. The calculation of total consolidated market capitalization does not include 396,150 2012 OPP Units, 316,325 2013 MYLTIP Units and 485,459 2014 MYLTIP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at February 21, 2014 represented approximately 35.31% of our total consolidated market capitalization. This percentage will fluctuate with changes in the market price of our common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

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

•	we may be unable to obtain or assume financing for acquisitions on favorable terms or at all;

•	acquired properties may fail to perform as expected;

•	the actual costs of repositioning, redeveloping or maintaining acquired properties may be greater than our estimates;

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

In appropriate circumstances, we intend to develop, acquire and recapitalize properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. We currently have joint ventures that are and are not consolidated within our financial statements. Our share of the aggregate revenue from all of our joint ventures represented approximately 14.9% of our total revenue (the sum of our total consolidated revenue and our share of such joint venture revenue) for the year ended December 31, 2013. Our participation in joint ventures is subject to the risks that:

•

we could become engaged in a dispute with any of our joint venture partners that might affect our ability to develop or operate a property and could lead to the sale of either parties ownership interest or the property;

•	some of our joint ventures are subject to debt and in the current credit markets the refinancing of such debt may require equity capital calls;

•	our joint venture partners may default on their obligations necessitating that we fulfill their obligation ourselves;

•	our joint venture partners may have different objectives than we have regarding the appropriate timing and terms of any sale or refinancing of properties;

•	our joint venture partners may be structured differently than us for tax purposes and this could create conflicts of interest;

•	our joint venture partners may have competing interests in our markets that could create conflicts of interest; and

•	our joint ventures may be unable to repay any amounts that we may loan to them.

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

Our ability to dispose of some of our properties is constrained by their tax attributes. Properties which we developed and have owned for a significant period of time or which we acquired through tax deferred contribution transactions in exchange for partnership interests in BPLP often have low tax bases. Furthermore, as a REIT, we may be subject to a 100% “prohibited transactions” tax on the gain from dispositions of property if we are deemed to hold the property primarily for sale to customers in the ordinary course of business, unless the disposition qualifies under a safe harbor exception for properties that have been held for at least two years and with respect to which certain other requirements are met. The potential application of the prohibited transactions tax could cause us to forego potential dispositions of property or other opportunities that might otherwise be attractive to us, or to undertake such dispositions or other opportunities through a taxable REIT subsidiary, which would generally result in income taxes being incurred. If we dispose of these properties outright in taxable transactions, we may be required to distribute a significant amount of the taxable gain to our securityholders under the requirements of the Internal Revenue Code for REITs, which in turn would impact our future cash flow and may increase our leverage. In some cases, without incurring additional costs we may be restricted from disposing of properties contributed in exchange for our partnership interests under tax protection agreements with contributors. To dispose of low basis or tax-protected properties efficiently we from time to time use like-kind exchanges, which qualify for non-recognition of taxable gain, but can be difficult to consummate and result in the property for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes (including tax protection covenants).

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

In addition, if we fail to qualify as a REIT and the relief provisions do not apply, we will no longer be required to pay dividends. As a result of all these factors, our failure to qualify as a REIT could impair our ability to raise capital and expand our business, and it would adversely affect the value of our common stock. If we fail to qualify as a REIT but are eligible for certain relief provisions, then we may retain our status as a REIT but may be required to pay a penalty tax, which could be substantial.

In order to maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions.

In order to maintain our REIT status, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings. To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. We may need short-term debt or long-term debt or proceeds from asset sales, creation of joint ventures or sales of common stock to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. The inability of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our REIT status.

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

Stock Ownership Limit

To facilitate maintenance of our qualification as a REIT and to otherwise address concerns relating to concentration of stock ownership, our Charter generally prohibits ownership, directly, indirectly or beneficially, by any single stockholder of more than 6.6% of the number of outstanding shares of any class or series of our common stock. We refer to this limitation as the “ownership limit.” Our Board of Directors may waive, in its sole discretion, or modify the ownership limit with respect to one or more persons if it is satisfied that ownership in excess of this limit will not jeopardize our status as a REIT for federal income tax purposes. In addition, under our Charter each of Mortimer B. Zuckerman and the respective families and affiliates of Mortimer B. Zuckerman and Edward H. Linde, as well as, in general, pension plans and mutual funds, may actually and beneficially own up to 15% of the number of outstanding shares of any class or series of our equity common stock. Shares owned in violation of the ownership limit will be subject to the loss of rights to distributions and voting and other penalties. The ownership limit may have the effect of inhibiting or impeding a change in control.

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

In connection with and subsequent to our initial public offering, we have completed many private placement transactions in which shares of stock of Boston Properties, Inc. or partnership interests in BPLP were issued to owners of properties we acquired or to institutional investors. This common stock, or common stock issuable in exchange for such partnership interests in BPLP, may be sold in the public securities markets over time under registration rights we granted to these investors. Additional common stock issuable under our employee benefit and other incentive plans, including as a result of the grant of stock options and restricted equity securities, may also be sold in the market at some time in the future. Future sales of our common stock in the market could adversely affect the price of our common stock. We cannot predict the effect the perception in the market that such sales may occur will have on the market price of our common stock.

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

We depend on the efforts of key personnel, particularly Mortimer B. Zuckerman, Executive Chairman, Owen D. Thomas, our Chief Executive Officer, Douglas T. Linde, our President, and Raymond A. Ritchey, Executive Vice President, National Director of Acquisitions and Development. Among the reasons that Messrs. Zuckerman, Thomas, Linde and Ritchey are important to our success is that each has a national reputation, which attracts business and investment opportunities and assists us in negotiations with lenders, joint venture partners and other investors. If we lost their services, our relationships with lenders, potential tenants and industry personnel could diminish. Mr. Zuckerman has substantial outside business interests that could interfere with his ability to devote his full time to our business and affairs.

Our Chief Financial Officer and Regional Managers also have strong reputations. Their reputations aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants and build-to-suit prospects. While we believe that we could find replacements for these key personnel, the loss of their services could materially and adversely affect our operations because of diminished relationships with lenders, prospective tenants and industry personnel.

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

Agreement not to sell some properties.

We have entered into agreements with respect to some properties that we have acquired in exchange for partnership interests in BPLP. Pursuant to those agreements, we have agreed not to sell or otherwise transfer some of our properties, prior to specified dates, in any transaction that would trigger taxable income and we are responsible for the reimbursement of certain tax-related costs to the prior owners if the subject properties are sold in a taxable sale. In general, our obligations to the prior owners are limited in time and only apply to actual damages suffered. As of December 31, 2013, there were a total of three properties subject to these restrictions. In the aggregate, all properties subject to the restrictions accounted for approximately 11% of our total revenue (the sum of our total consolidated revenue and our share of joint venture revenue) for the year ended December 31, 2013.

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

We are subject to compliance with a wide variety of complex legal requirements because we are a Federal government contractor. These laws regulate how we conduct business, require us to administer various compliance programs and require us to impose compliance responsibilities on some of our contractors. Our failure to comply with these laws could subject us to fines, penalties and damages, cause us to be in default of our leases and other contracts with the Federal government and bar us from entering into future leases and other contracts with the Federal government. There can be no assurance that these costs and loss of revenue will not have a material adverse effect on our properties, operations or business.

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

We also currently carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that we believe are commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, we currently carry earthquake insurance which covers our San Francisco region (excluding 535 Mission Street and the below grade improvements for Transbay Tower) with a $120 million per occurrence limit and a $120 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. The builders risk policy maintained for the development of 535 Mission Street in San Francisco includes a $15 million per occurrence and annual aggregate limit of earthquake coverage. In addition, the builders risk policy maintained for the development of the below grade improvements of the Transbay Tower in San Francisco includes a $15 million per occurrence and annual aggregate limit of earthquake coverage. The amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact our ability to finance properties subject to earthquake risk. We may discontinue earthquake insurance or change the structure of our earthquake insurance program on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.

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

We face risks associated with our tenants and contractual counterparties being designated “Prohibited Persons” by the Office of Foreign Assets Control.

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

These costs could be substantial and in extreme cases could exceed the amount of our insurance or the value of the contaminated property. We currently carry environmental insurance in an amount and subject to deductibles that we believe are commercially reasonable. Specifically, we carry a pollution legal liability policy with a $20 million limit per incident and a policy aggregate limit of $40 million. The presence of hazardous or toxic substances or petroleum products or the failure to properly remediate contamination may materially and adversely affect our ability to borrow against, sell or rent an affected property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with contamination. Changes in laws, regulations and practices and their implementation increasing the potential liability for environmental conditions existing at our properties, or increasing the restrictions on the handling, storage or discharge of hazardous or toxic substances or petroleum products or other actions may result in significant unanticipated expenditures.

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

Some of our properties are located in urban and previously developed areas where fill or current or historic industrial uses of the areas have caused site contamination. It is our policy to retain independent environmental consultants to conduct or update Phase I environmental site assessments and asbestos surveys with respect to our acquisition of properties. These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents, but do not involve invasive techniques such as soil and ground water sampling. Where appropriate, on a property-by-property basis, our practice is to have these consultants conduct additional testing, including sampling for asbestos, for lead and other contaminants in drinking water and, for soil and/or groundwater contamination where underground storage tanks are or were located or where other past site usage creates a potential environmental problem. Even though these environmental assessments are conducted, there is still the risk that:

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

•

result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

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

At December 31, 2013, we owned or had interests in 175 properties, totaling approximately 44.4 million net rentable square feet, including nine properties under construction totaling approximately 2.9 million net rentable square feet. In addition, we had structured parking for approximately 45,234 vehicles containing approximately 15.4 million square feet. Our properties consisted of (1) 167 office properties, including 128 Class A office buildings, including eight properties under construction, and 39 properties that support both office and technical uses, (2) four retail properties, (3) one hotel and (4) three residential properties (one of which is under construction). In addition, we own or control 503.6 acres of land for future development. The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2013.

Properties	Location	% Leased as of December 31, 2013	Number of Buildings	Net Rentable Square Feet
Class A Office
767 Fifth Avenue (The General Motors Building) (60% ownership)	New York, NY	98.7%	1	1,806,957
John Hancock Tower	Boston, MA	95.9%	1	1,722,629
399 Park Avenue	New York, NY	99.0%	1	1,710,383
601 Lexington Avenue	New York, NY	99.8%	1	1,631,300
100 Federal Street	Boston, MA	94.6%	1	1,265,399
Times Square Tower (55% ownership)	New York, NY	100.0%	1	1,245,823
800 Boylston Street—The Prudential Center	Boston, MA	98.5%	1	1,228,651
599 Lexington Avenue	New York, NY	99.2%	1	1,045,128
Bay Colony Corporate Center	Waltham, MA	76.4%	4	992,042
Embarcadero Center Four	San Francisco, CA	90.5%	1	934,377
111 Huntington Avenue—The Prudential Center	Boston, MA	98.2%	1	858,326
Embarcadero Center One	San Francisco, CA	96.3%	1	833,438
Atlantic Wharf Office	Boston, MA	100.0%	1	793,827
Embarcadero Center Two	San Francisco, CA	98.2%	1	779,768
Embarcadero Center Three	San Francisco, CA	97.4%	1	775,086
Capital Gallery	Washington, DC	92.5%	1	631,165
South of Market	Reston, VA	100.0%	3	623,665
Metropolitan Square (51% ownership) (1)	Washington, DC	90.6%	1	588,917
3200 Zanker Road	San Jose, CA	49.9%	4	543,900
901 New York Avenue (25% ownership) (1)	Washington, DC	99.9%	1	539,679
Reservoir Place	Waltham, MA	85.2%	1	527,860
One and Two Patriots Park	Reston, VA	100.0%	2	523,482
Fountain Square (50% ownership)	Reston, VA	98.4%	2	521,628
601 and 651 Gateway	South San Francisco, CA	99.2%	2	506,277
101 Huntington Avenue—The Prudential Center	Boston, MA	99.2%	1	505,389
2200 Pennsylvania Avenue	Washington, DC	98.1%	1	458,831
One Freedom Square	Reston, VA	98.8%	1	432,831
Two Freedom Square	Reston, VA	100.0%	1	421,142
One Tower Center	East Brunswick, NJ	37.3%	1	414,648

Properties	Location	% Leased as of December 31, 2013	Number of Buildings	Net Rentable Square Feet
Market Square North (50% ownership) (1)	Washington, DC	87.9%	1	407,607
140 Kendrick Street	Needham, MA	95.6%	3	380,987
One and Two Discovery Square	Reston, VA	93.8%	2	366,990
Weston Corporate Center	Weston, MA	100.0%	1	356,995
510 Madison Avenue	New York, NY	68.2%	1	355,598
505 9th Street, N.W. (50% ownership)	Washington, DC	100.0%	1	321,943
One Reston Overlook	Reston, VA	100.0%	1	319,519
1333 New Hampshire Avenue	Washington, DC	91.8%	1	315,371
Waltham Weston Corporate Center	Waltham, MA	99.1%	1	306,687
230 CityPoint	Waltham, MA	74.1%	1	301,373
Wisconsin Place Office	Chevy Chase, MD	100.0%	1	299,186
540 Madison Avenue (60% ownership) (1)	New York, NY	75.8%	1	294,345
Quorum Office Park	Chelmsford, MA	90.0%	2	267,527
Five Cambridge Center	Cambridge, MA	100.0%	1	263,450
Reston Corporate Center	Reston, VA	100.0%	2	261,046
Democracy Tower	Reston, VA	100.0%	1	259,441
611 Gateway	South San Francisco, CA	81.0%	1	257,664
New Dominion Technology Park—Building Two	Herndon, VA	100.0%	1	257,400
200 West Street	Waltham, MA	87.9%	1	256,245
1330 Connecticut Avenue	Washington, DC	100.0%	1	252,136
500 E Street, S. W.	Washington, DC	100.0%	1	248,336
New Dominion Technology Park—Building One	Herndon, VA	100.0%	1	235,201
510 Carnegie Center	Princeton, NJ	100.0%	1	234,160
500 North Capitol (30% ownership) (1)	Washington, DC	85.0%	1	231,411
Four Cambridge Center	Cambridge, MA	100.0%	1	216,156
One Cambridge Center	Cambridge, MA	100.0%	1	215,629
77 CityPoint	Waltham, MA	100.0%	1	209,707
Sumner Square	Washington, DC	97.3%	1	208,892
University Place	Cambridge, MA	100.0%	1	195,282
Seventeen Cambridge Center	Cambridge, MA	100.0%	1	195,191
North First Business Park (2)	San Jose, CA	100.0%	5	190,636
Three Patriots Park	Reston, VA	100.0%	1	182,423
2600 Tower Oaks Boulevard	Rockville, MD	70.7%	1	179,369
Eight Cambridge Center	Cambridge, MA	100.0%	1	177,226
Lexington Office Park	Lexington, MA	94.5%	2	166,759
210 Carnegie Center	Princeton, NJ	79.3%	1	162,372
206 Carnegie Center	Princeton, NJ	100.0%	1	161,763
191 Spring Street	Lexington, MA	100.0%	1	158,900
Kingstowne Two	Alexandria, VA	73.0%	1	156,251
Ten Cambridge Center	Cambridge, MA	100.0%	1	152,664
212 Carnegie Center	Princeton, NJ	79.5%	1	152,576
Kingstowne One	Alexandria, VA	83.5%	1	151,483
214 Carnegie Center	Princeton, NJ	67.1%	1	150,774
506 Carnegie Center	Princeton, NJ	100.0%	1	149,110
2440 West El Camino Real	Mountain View, CA	100.0%	1	140,042

Properties	Location	% Leased as of December 31, 2013	Number of Buildings	Net Rentable Square Feet
Two Reston Overlook	Reston, VA	100.0%	1	134,615
508 Carnegie Center	Princeton, NJ	69.4%	1	133,915
202 Carnegie Center	Princeton, NJ	97.4%	1	130,582
101 Carnegie Center	Princeton, NJ	84.0%	1	125,269
502 Carnegie Center	Princeton, NJ	83.3%	1	122,460
504 Carnegie Center	Princeton, NJ	100.0%	1	121,990
40 Shattuck Road	Andover, MA	87.7%	1	121,216
91 Hartwell Avenue	Lexington, MA	63.6%	1	120,458
701 Carnegie Center	Princeton, NJ	100.0%	1	120,000
Annapolis Junction Building Six (50% ownership) (1)	Annapolis, MD	48.9%	1	119,339
Annapolis Junction (50% ownership) (1)	Annapolis, MD	91.6%	1	117,599
Three Cambridge Center	Cambridge, MA	100.0%	1	115,061
201 Spring Street	Lexington, MA	100.0%	1	106,300
104 Carnegie Center	Princeton, NJ	90.2%	1	102,886
33 Hayden Avenue	Lexington, MA	64.3%	1	80,128
Eleven Cambridge Center	Cambridge, MA	100.0%	1	79,616
Reservoir Place North	Waltham, MA	100.0%	1	73,258
105 Carnegie Center	Princeton, NJ	62.7%	1	69,955
32 Hartwell Avenue	Lexington, MA	100.0%	1	69,154
302 Carnegie Center	Princeton, NJ	96.1%	1	64,926
195 West Street	Waltham, MA	100.0%	1	63,500
100 Hayden Avenue	Lexington, MA	100.0%	1	55,924
181 Spring Street	Lexington, MA	100.0%	1	55,793
211 Carnegie Center	Princeton, NJ	100.0%	1	47,025
92 Hayden Avenue	Lexington, MA	100.0%	1	31,100
201 Carnegie Center	Princeton, NJ	100.0%	—	6,500

Subtotal for Class A Office Properties		93.7%	120	37,974,940
Retail
Shops at The Prudential Center	Boston, MA	100.0%	1	501,357
Fountain Square Retail (50% ownership)	Reston, VA	100.0%	1	234,339
Kingstowne Retail	Alexandria, VA	100.0%	1	88,288
Shaws Supermarket at The Prudential Center	Boston, MA	100.0%	1	57,235

Subtotal for Retail Properties		100.0%	4	881,219

Office/Technical Properties
Mountain View Research Park	Mountain View, CA	83.5%	16	603,564
Seven Cambridge Center	Cambridge, MA	100.0%	1	231,028
Mountain View Technology Park	Mountain View, CA	100.0%	7	135,279
7601 Boston Boulevard	Springfield, VA	100.0%	1	103,750
7435 Boston Boulevard	Springfield, VA	100.0%	1	103,557
8000 Grainger Court	Springfield, VA	100.0%	1	88,775
7500 Boston Boulevard	Springfield, VA	100.0%	1	79,971
7501 Boston Boulevard	Springfield, VA	100.0%	1	75,756
Fourteen Cambridge Center	Cambridge, MA	100.0%	1	67,362
164 Lexington Road	Billerica, MA	0.0%	1	64,140
7450 Boston Boulevard	Springfield, VA	100.0%	1	62,402

Properties	Location	% Leased as of December 31, 2013		Number of Buildings	Net Rentable Square Feet
7374 Boston Boulevard	Springfield, VA	100.0%		1	57,321
8000 Corporate Court	Springfield, VA	0.0%		1	52,539
7451 Boston Boulevard	Springfield, VA	34.9%		1	45,615
7300 Boston Boulevard	Springfield, VA	100.0%		1	32,000
17 Hartwell Avenue	Lexington, MA	0.0%		1	30,000
453 Ravendale Avenue	Mountain View, CA	100.0%		1	29,620
7375 Boston Boulevard	Springfield, VA	100.0%		1	26,865

Subtotal for Office/Technical Properties		85.4%		39	1,889,544

Residential Properties
Residences on The Avenue (335 units)	Washington, DC	95.0	%(3)	1	323,050	(4)
The Lofts at Atlantic Wharf (86 units)	Boston, MA	98.5	%(3)	1	87,097	(5)

Subtotal for Residential Properties		95.7%		2	410,147

Hotel Property
Cambridge Center Marriott (433 rooms)	Cambridge, MA	75.3	%(6)	1	334,260	(7)

Subtotal for Hotel Property		75.3%		1	334,260

Subtotal for In-Service Properties		93.4%		166	41,490,110

Structured Parking (45,234 spaces)					15,440,948

Properties Under Construction (8)
Office:
Annapolis Junction Building Seven (50% ownership) (1)	Annapolis, MD	100%		1	125,000
680 Folsom Street (9)	San Francisco, CA	96%		2	524,509
250 West 55th Street (10)	New York, NY	61%		1	989,000
804 Carnegie Center	Princeton, NJ	100%		1	130,000
535 Mission Street	San Francisco, CA	0%		1	307,000
601 Massachusetts Avenue	Washington, DC	79%		1	478,000
Transbay Tower (95% ownership) (11)	San Francisco, CA	N/A		1	N/A
Residential:
The Avant at Reston Town Center (359 units) (12)	Reston, VA	21%		1	355,327	(13)

Subtotal for Properties Under Construction		63%		9	2,908,836

Total Portfolio				175	59,839,894

(1)	Property is an unconsolidated joint venture.
(2)	Property held for redevelopment as of December 31, 2013.
(3)	Represents the Average Physical Occupancy as of December 31, 2013. Average Physical Occupancy is defined as the average number of occupied units during the fourth quarter of 2013 divided by the total number of units, expressed as a percentage. Note that these amounts are not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2013.
(4)	Includes 49,528 square feet of retail space which is 100% leased as of December 31, 2013. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2013.

(5)	Includes 9,617 square feet of retail space which is 100% leased as of December 31, 2013. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2013.
(6)	Represents the weighted-average room occupancy for the year ended December 31, 2013. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2013.
(7)	Includes 4,260 square feet of retail space which is 100% leased of December 31, 2013. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2013.
(8)	Represents percentage leased as of February 21, 2014.
(9)	As of February 21, 2014 this property was 1% placed in-service.
(10)	As of February 21, 2014 this property was 6% placed in-service.
(11)	This project could support a 60-story, 1.4 million square foot office tower, however it currently only has approval to be built to grade.
(12)	As of February 21, 2014 this property was fully placed in-service (Refer to Footnote 20 of the Consolidated Financial Statements).
(13)	Includes 26,179 square feet of retail space which is 100% leased as of December 31, 2013.

Percentage Leased and Average Annualized Revenue per Square Foot for In-Service Properties

The following table sets forth our percentage leased and average annualized revenue per square foot on a historical basis for our In-Service Properties.

	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
Percentage leased	92.4%	93.2%	91.3%	91.4%	93.4%
Average annualized revenue per square foot(1)	$52.84	$53.21	$53.58	$55.43	$56.36

(1)	Represents the monthly contractual base rents and recoveries from tenants under existing leases as of December 31, 2009, 2010, 2011, 2012 and 2013 multiplied by twelve. These annualized amounts are before rent abatements and include expense reimbursements, which may be estimates as of such date. The aggregate amount of rent abatements per square foot under existing leases as of December 31, 2009, 2010, 2011, 2012 and 2013 for the succeeding twelve month period is $0.96, $1.11, $1.10, $1.17 and $0.58, respectively.

Top 20 Tenants by Square Feet

Our 20 largest tenants by square feet as of December 31, 2013 were as follows:

	Tenant	Square Feet		% of In-Service Portfolio
1	U.S. Government	2,423,424	(1)	5.95%
2	Citibank	1,018,432	(2)	2.50%
3	Bank of America	867,030	(3)	2.13%
4	Biogen	772,212		1.90%
5	Wellington Management	707,568		1.74%
6	Kirkland & Ellis	639,683	(4)	1.57%
7	Genentech	568,097		1.39%
8	Ropes & Gray	528,931		1.30%
9	O’Melveny & Myers	504,902		1.24%
10	Weil Gotshal Manges	490,065	(5)	1.20%
11	Shearman & Sterling	472,808		1.16%
12	Manufactures Investment (ManuLife)	440,974		1.08%
13	State Street Bank and Trust	408,552		1.00%
14	Finnegan Henderson Farabow	362,405	(6)	0.89%
15	Microsoft	359,859		0.88%
16	Ann Inc. (fka Ann Taylor Corp.)	351,026		0.86%
17	Parametric Technology	320,655		0.79%
18	Google	306,386		0.75%
19	Mass Financial Services	301,668		0.74%
20	Bingham McCutchen	301,385		0.74%

(1)	Includes 92,620 and 104,874 square feet of space in properties in which we have a 51% and 50% interest, respectively.
(2)	Includes 10,080 and 2,761 square feet of space in properties in which we have a 60% and 51% interest, respectively.
(3)	Includes 50,887 square feet of space in a property in which we have a 60% interest.
(4)	Includes 248,021 square feet of space in a property in which we have a 51% interest.
(5)	Includes 449,871 square feet of space in a property in which we have a 60% interest.
(6)	Includes 292,548 square feet of space in a property in which we have a 25% interest.

Tenant Diversification (Gross Rent)

Our tenant diversification as of December 31, 2013 was as follows:

Sector	Percentage of Gross Rent
Legal Services	25%
Financial Services—all other	16%
Financial Services—commercial and investment banking	12%
Technical and Scientific Services	12%
Other Professional Services	7%
Retail	7%
Government / Public Administration	5%
Manufacturing / Consumer Products	5%
Other	4%
Real Estate and Insurance	4%
Media / Telecommunications	3%

Lease Expirations (1)(2)

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups(3)	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups p.s.f.(3)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups(4)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups p.s.f.(4)	Percentage of Total Square Feet
2014	2,540,562	$118,726,987	$46.73	$119,505,067	$47.04	6.2%
2015	2,936,829	153,984,971	52.43	155,587,846	52.98	7.2%
2016	3,248,649	162,740,370	50.09	166,813,872	51.35	8.0%
2017	4,220,059	282,602,966	66.97	289,133,131	68.51	10.4%
2018	1,877,474	116,800,109	62.21	122,282,936	65.13	4.6%
2019	4,095,650	222,751,651	54.39	237,400,238	57.96	10.1%
2020	3,463,210	207,424,504	59.89	225,469,867	65.10	8.5%
2021	2,389,732	127,804,161	53.48	143,518,208	60.06	5.9%
2022	4,053,888	224,975,114	55.50	250,776,512	61.86	10.0%
Thereafter	8,753,899	500,425,443	57.17	595,601,122	68.04	21.5%

(1)	Includes 100% of unconsolidated joint venture properties. Does not include residential units and the hotel.
(2)	Does not include data for leases expiring in a particular year when leases for the same space have already been signed with replacement tenants with future commencement dates. In those cases, the data is included in the year in which the future lease with the replacement tenant expires.
(3)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2013 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.
(4)	Represents the monthly contractual base rent under expiring leases with future contractual increases upon expiration and recoveries from tenants under existing leases as of December 31, 2013 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

Item 3.	Legal Proceedings

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

(a) Our common stock is listed on the New York Stock Exchange under the symbol “BXP.” The high and low sales prices and dividends for the periods indicated in the table below were:

Quarter Ended	High	Low	Dividends per common share
December 31, 2013	$109.83	$98.04	$2.90	(1)
September 30, 2013	112.93	98.21	0.65
June 30, 2013	115.85	99.59	0.65
March 31, 2013	109.65	99.85	0.65
December 31, 2012	111.56	99.23	0.65
September 30, 2012	117.00	107.52	0.55
June 30, 2012	110.17	98.92	0.55
March 31, 2012	107.87	96.73	0.55

(1)	Paid on January 29, 2014 to stockholders of record as of the close of business on December 31, 2013. Amount includes a $2.25 per common share special dividend.

At February 21, 2014, we had approximately 1,444 stockholders of record.

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

During the three months ended December 31, 2013, we issued an aggregate of 592,506 common shares in exchange for 592,506 common units of limited partnership held by certain limited partners of BPLP. Of these shares, 586,831 (of which 432,914 shares had been issued in exchange for common units issued by BPLP upon conversion of 329,880 Series Two Preferred Units) were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(2) based upon factual representations received from the limited partners who received the common shares.

Stock Performance Graph

The following graph provides a comparison of cumulative total stockholder return for the period from December 31, 2008 through December 31, 2013, among Boston Properties, the Standard & Poor’s (“S&P”) 500 Index, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) Equity REIT Total Return Index (the “Equity REIT Index”) and the NAREIT Office REIT Index (the “Office REIT Index”). The Equity REIT Index includes all tax-qualified equity REITs listed on the New York Stock Exchange, the American Stock Exchange and the NASDAQ Stock Market. Equity REITs are defined as those with 75% or more of their gross invested book value of assets invested directly or indirectly in the equity ownership of real estate. The Office REIT Index includes all office REITs included in the Equity REIT Index. Data for Boston Properties, the S&P 500 Index, the Equity REIT Index and the Office REIT Index was provided to us by NAREIT. Upon written request, Boston Properties will provide any stockholder with a list of the REITs included in the Equity REIT

Index and the Office REIT Index. The stock performance graph assumes an investment of $100 in each of Boston Properties and the three indices, and the reinvestment of any dividends. The historical information set forth below is not necessarily indicative of future performance. The data shown is based on the share prices or index values, as applicable, at the end of each month shown.

	As of the year ended December 31,
	2008	2009	2010	2011	2012	2013
Boston Properties	$100.00	$127.52	$167.82	$198.28	$215.25	$214.06
S&P 500	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19
Equity REIT Index	$100.00	$127.99	$163.76	$177.32	$212.26	$218.32
Office REIT Index	$100.00	$135.55	$160.50	$159.28	$181.82	$191.96

(b) None.

(c) Issuer Purchases of Equity Securities. No repurchases during the fourth quarter.

Item 6.	Selected Financial Data

The following table sets forth our selected financial and operating data on a historical basis. Certain prior year amounts have been reclassified to conform to the current year presentation and have been revised for the reclassifications related to the disposition of qualifying properties during 2013 which have been reclassified as discontinued operations, for the periods presented, in accordance with the guidance in ASC 360 “Property, Plant and Equipment” (“ASC 360”). We have modified the presentation of expenses to operate our San Francisco and Princeton regional offices to reflect the growing activity in our San Francisco region and to have a consistent presentation across our company. These expenses, which totaled approximately $8.1 million, $7.7 million, $7.5 million, $8.1 million and $8.1 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively, were previously included in Rental Operating Expenses and are now included in General and Administrative Expenses for all periods presented. The following data should be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

Our historical operating results may not be comparable to our future operating results.

	For the year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statement of Operations Information:
Total revenue	$2,135,539	$1,847,186	$1,722,792	$1,515,420	$1,488,683

Expenses:
Rental operating	742,956	639,088	572,668	479,879	480,273
Hotel operating	28,447	28,120	26,128	25,153	23,966
General and administrative	115,329	90,129	87,101	87,459	83,512
Transaction costs	1,744	3,653	1,987	2,876	—
Impairment loss	8,306	—	—	—	—
Suspension of development	—	—	—	(7,200)	27,766
Depreciation and amortization	560,637	445,875	429,742	329,749	313,444

Total expenses	1,457,419	1,206,865	1,117,626	917,916	928,961

Operating income	678,120	640,321	605,166	597,504	559,722
Other income (expense):
Income from unconsolidated joint ventures	75,074	49,078	85,896	36,774	12,058
Gains on consolidation of joint ventures	385,991	—	—	—	—
Interest and other income	8,310	10,091	5,358	7,332	4,050
Gains (losses) from investments in securities	2,911	1,389	(443)	935	2,434
Interest expense	(446,880)	(410,970)	(391,533)	(375,403)	(318,989)
Gains (losses) from early extinguishments of debt	122	(4,453)	(1,494)	(89,670)	(494)

Income from continuing operations	703,648	285,456	302,950	177,472	258,781
Gains on sales of real estate	—	—	—	2,734	11,760
Discontinued operations	137,792	46,683	10,876	10,121	3,958

Net income	841,440	332,139	313,826	190,327	274,499
Net income attributable to noncontrolling interests	(91,629)	(42,489)	(41,147)	(31,255)	(43,485)

Net income attributable to Boston Properties, Inc.	749,811	289,650	272,679	159,072	231,014
Preferred dividends	(8,057)	—	—	—	—

Net income attributable to Boston Properties, Inc. common shareholders	$741,754	$289,650	$272,679	$159,072	$231,014

Basic earnings per common share attributable to Boston Properties, Inc.:
Income from continuing operations	$4.06	$1.65	$1.80	$1.08	$1.73
Discontinued operations	0.81	0.28	0.07	0.06	0.03

Net income	$4.87	$1.93	$1.87	$1.14	$1.76

Weighted average number of common shares outstanding	152,201	150,120	145,693	139,440	131,050

Diluted earnings per common share attributable to Boston Properties, Inc.:
Income from continuing operations	$4.05	$1.64	$1.80	$1.08	$1.73
Discontinued operations	0.81	0.28	0.01	0.06	0.03

Net income	$4.86	$1.92	$1.81	$1.14	$1.76

Weighted average number of common and common equivalent shares outstanding	152,521	150,711	146,218	140,057	131,512

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet information:
Real estate, gross	$18,978,765	$14,893,328	$13,389,472	$12,764,935	$11,099,558
Real estate, net	15,817,194	11,959,168	10,746,486	10,441,117	9,065,881
Cash and cash equivalents	2,365,137	1,041,978	1,823,208	478,948	1,448,933
Total assets	20,162,251	15,462,321	14,782,966	13,348,263	12,348,703
Total indebtedness	11,341,508	8,912,369	8,704,138	7,786,001	6,719,771
Noncontrolling interests	150,921	208,434	55,652	55,652	55,652
Stockholders’ equity attributable to Boston Properties, Inc.	5,741,153	5,097,065	4,865,998	4,372,643	4,446,002
Equity noncontrolling interests	1,302,465	537,789	547,518	591,550	623,057

	For the year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share and percentage data)
Other Information:
Funds from Operations attributable to Boston Properties, Inc. (1)	$751,464	$741,419	$710,991	$547,356	$618,006
Dividends declared per share (2)	4.85	2.30	2.05	2.00	2.18
Cash flows provided by operating activities	777,926	642,949	606,328	375,893	617,376
Cash flows used in investing activities	(532,640)	(1,278,032)	(90,096)	(1,161,274)	(446,601)
Cash flows provided by (used in) financing activities	1,077,873	(146,147)	828,028	(184,604)	1,036,648
Total square feet at end of year (including development projects and parking)	59,840	60,275	57,259	53,557	50,468
In-service percentage leased at end of year	93.4%	91.4%	91.3%	93.2%	92.4%

(1)	Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of NAREIT, we calculate Funds from Operations, or FFO, by adjusting net income (loss) attributable to Boston Properties, Inc. (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, impairment losses on depreciable real estate of consolidated real estate, impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. FFO is a non-GAAP financial measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses on depreciable real estate of consolidated real estate, impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. Amount represents our share, which was 89.99%, 89.48%, 88.57%, 87.25% and 86.57% for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively, after allocation to the noncontrolling interests.

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

(2)	Includes the special dividend of $2.25 per share paid on January 29, 2014 to shareholders of record as of the close of business on December 31, 2013.

Item 7—Management’s	Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Forward-Looking Statements

This Annual Report on Form 10-K, including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. Such statements are contained principally, but not only, under the captions “Business—Business and Growth Strategies,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any such forward-looking statements are based on beliefs and on assumptions made by, and information currently available to, our management. When used, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “result,” “should,” “will” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected by the forward-looking statements. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

The risks set forth above are not exhaustive. Other sections of this report, including “Part I, Item 1A—Risk Factors,” include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our Quarterly Reports on Form 10-Q for future periods and Current Reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Current Reports on Form 8-K or otherwise, for a discussion of risks and uncertainties that may cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. We expressly disclaim any responsibility to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.

Overview

We are a fully integrated self-administered and self-managed REIT and one of the largest owners and developers of Class A office properties in the United States. Our properties have been concentrated in five markets—Boston, New York, Princeton, San Francisco and Washington, DC. Beginning in fiscal 2014, Princeton will be reflected as the suburban component of the New York region. We generate revenue and cash primarily by leasing Class A office space to our tenants. Factors we consider when we lease space include the creditworthiness of the tenant, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the costs of tenant improvements and other landlord concessions, current and anticipated operating costs and real estate taxes, our current and anticipated vacancy, current and anticipated future demand for office space and general economic factors. From time to time, we also generate cash through the sale of assets.

Our core strategy has always been to own, operate and develop properties in supply-constrained markets with high barriers to entry and to focus on executing long-term leases with financially strong tenants. Historically, this combination has tended to reduce our exposure in down cycles and enhance revenues as market conditions improve. To be successful in the current leasing environment, we believe all aspects of the tenant-landlord relationship must be considered. In this regard, we believe that our understanding of tenants’ short- and long-term space utilization and amenity needs in the local markets in which we operate, our relationships with local brokers, our reputation as a premier owner and operator of Class A office properties, our financial strength and our ability to maintain high building standards provide us with a competitive advantage. We expect tenants in our markets to continue to take advantage of the ability to upgrade to high-quality space in Class A properties like ours, particularly those tenants who value our operational expertise and financial stability when making their leasing decisions.

Leasing activity has continued to improve in our submarkets in which demand is driven primarily by growth in the technology and life sciences industries. This is particularly true in the San Francisco Central Business District (“CBD”), Silicon Valley, Cambridge, Massachusetts and suburban Boston submarkets, and we remain optimistic about the long-term operating fundamentals in all of our markets. Our portfolio is concentrated in markets and submarkets where businesses are oriented on new ideas, such as technology, advertising, media and information distribution (often referred to as “TAMI”), mobility, life sciences and medical devices, and these segments of the economy are expanding and leasing additional office space. However, there continue to be headwinds against more rapid improvements in the overall office business. The strongest force is densification, which occurs as businesses seek less traditional layouts that cater to more collaborative work environments and fit people more efficiently into less space. We are also seeing moderate levels of new construction in our markets accommodating both growing tenant sectors and tenants seeking more efficient space utilization, and the resulting increase in supply presents challenges for increasing our occupancy and the rents we can realize.

Leasing activity in our portfolio during 2013 was consistent with recent years as we signed approximately 5.1 million square feet of leases covering vacant space, extensions and expansions and pre-leasing for our development projects. This total was in line with our annual average of approximately 5.1 million square feet over the past five years. Our activity has resulted in significant improvement in our portfolio occupancy of 200 basis points in 2013 from 91.4% at December 31, 2012 to 93.4% at December 31, 2013.

In the midtown Manhattan market, overall leasing activity in 2013 remained strong for tenants seeking between 5,000 and 25,000 square feet, and we completed approximately 600,000 square feet of leasing in 58 lease transactions. Activity in our portfolio has improved with same store occupancy increasing by 330 basis points from the end of 2012 to approximately 96.6% as of December 31, 2013, with little near-term lease expirations. The increase in demand in our portfolio is driven by smaller tenants, primarily in the financial services industry. We also experienced activity from larger tenants and during 2013 we signed a 96,000 square foot lease with an established financial tenant at our 250 West 55th Street development project with projected revenue beginning in early 2015. As of December 31, 2013, 250 West 55th Street has been partially placed in-service and is currently 61% leased. We expect to commence revenue recognition on a significant portion of the signed leases in the second half of 2014. We are also negotiating leases with four tenants totaling approximately 175,000 square feet and, if these leases are signed, the building will be approximately 76% leased. We do not expect these leases under negotiation, if signed, to begin revenue recognition until early 2015. At 510 Madison Avenue and 540 Madison Avenue our space leased has improved to 80% and 85%, respectively, with approximately 159,000 square feet of new leases signed during 2013 in 25 separate transactions.

In our Washington, DC region, the overall leasing activity continues to be slow and public sector and defense contractor demand has been adversely impacted by continued federal budgetary uncertainty, sequestration and the reductions in discretionary spending programs. Our near-term exposure in the Washington, DC CBD is limited due to our strong occupancy rate of 94.6%. In addition, with positive absorption in our suburban Washington, DC assets, particularly in Reston, Virginia, occupancy in our Washington region portfolio improved from approximately 94.3% at the end of 2012 to approximately 95.0% at December 31, 2013, with moderate rollover/exposure through 2014 of approximately 7.8%. We are actively engaging our law firm tenants with future lease expirations to provide new space configuration in exchange for extended lease terms at market rents. This may result in us reducing the amount of space the tenant leases, therefore reducing near-term revenue, but providing for more stable long-term revenues.

In the Boston region, the expansion of the life sciences and technology industry is positively impacting each of the submarkets in which we operate. Our assets in the Boston CBD are approximately 98.0% leased. We have been actively leasing space to cover our 2014-2015 lease expirations at the John Hancock Tower and the Prudential Center and have signed approximately 817,000 square feet of new leases, early renewals and relocations. However, the positive rental impact from approximately 568,000 square feet will not be realized until 2015 because (1) a portion of these leases are with existing sublease tenants and therefore higher rents will not commence until the new direct lease takes effect and (2) other tenants do not take occupancy until 2015. The East Cambridge submarket is the strongest submarket in the region. Our Cambridge portfolio is 100% leased with approximately 77,000 square feet expiring through 2014. Although we have no vacant space to lease, we are negotiating early renewals with tenants in Cambridge that we expect will increase our rental revenues from these spaces in future years. In the suburbs of Boston along the Route 128 corridor, we are also benefiting from the strong tenant demand in the technology and life sciences industries with the completion of approximately 803,000 square feet of leases since the end of 2012. Specifically, at our Bay Colony Corporate Center we have signed leases or have leases under negotiation that, if consummated, would increase our occupancy from approximately 76.4%, as of December 31, 2013, to approximately 89.5%. In total, our suburban portfolio occupancy improved 790 basis points since the beginning of 2013 to 86.3%.

The San Francisco CBD and Silicon Valley submarkets continue to benefit from business expansion and job growth, particularly in the technology sector, which has resulted in positive absorption, lower vacancy and increasing rental rates. Our assets in San Francisco CBD and the Silicon Valley submarkets are approximately 89.9% leased. During 2013 we leased approximately 1.1 million square feet, including an approximately 428,000 square foot renewal at our Gateway complex and an approximately 56,000 square foot lease at 50 Hawthorne Street. Our 680 Folsom Street/50 Hawthorne Street development project is now approximately 96% pre-leased with delivery expected in mid 2014. Construction of 535 Mission Street is on schedule and we expect to be able to deliver space to tenants in the second half of 2014 with revenue commencing in 2015. In addition, we have commenced the construction of below grade and foundation work for the Transbay Tower, a 1.4 million square foot project located in the heart of San Francisco’s South Financial submarket. These activities will be completed in early 2015 and, prior to completing these activities, we expect to determine whether to proceed to complete vertical construction.

At Carnegie Center in Princeton, New Jersey, we continue to gain occupancy, extend leases and expand our portfolio with build-to-suit opportunities. During 2013, we completed approximately 541,000 square feet of leases with existing, new or expanding tenants that will improve our occupancy from approximately 84.5%, as of December 31, 2012, to a projected average of approximately 90% in 2014. In addition, we signed a 15-year lease with NRG Energy, Inc. for an approximately 130,000 net rentable square foot build-to-suit that we expect to deliver in 2016.

The table below details the leasing activity during the three and twelve months ended December 31, 2013:

	Three Months Ended December 31, 2013	Twelve Months Ended December 31, 2013
	Total Square Feet
Vacant space available at the beginning of the period	2,973,975	3,501,253
Property dispositions/properties taken out of service	(30,077)	(139,354)
Properties acquired vacant space	—	86,661
Properties placed in-service	4,100	616,783
Leases expiring or terminated during the period	547,336	2,877,334

Total space available for lease	3,495,334	6,942,677

1st generation leases	68,450	648,942
2nd generation leases with new tenants	548,660	2,398,202
2nd generation lease renewals	194,577	1,211,886

Total space leased	811,687	4,259,030

Vacant space available for lease at the end of the period	2,683,647	2,683,647

Second generation leasing information: (1)
Leases commencing during the period, in square feet	743,237	3,610,088
Average Lease Term	76 Months	81 Months
Average Free Rent Period	79 Days	76 Days
Total Transaction Costs Per Square Foot (2)	$37.85	$36.58
Increase / (decrease) in Gross Rents (3)	1.30%	(1.08)%
Increase / (decrease) in Net Rents (4)	2.11%	(2.29)%

(1)	Second generation leases are defined as leases for space that had previously been under lease by us. Of the 743,237 and 3,610,088 square feet of second generation leases that commenced during the three and twelve months ended December 31, 2013, respectively, 514,202 and 2,208,099 square feet were signed in prior periods for the three and twelve months ended December 31, 2013, respectively.
(2)	Total transaction costs include tenant improvements and leasing commissions and exclude free rent concessions.
(3)	Represents the increase/(decrease) in gross rent (base rent plus expense reimbursements) on the new vs. expired leases on the 407,680 and 2,462,953 square feet of second generation leases (1) that had been occupied within the prior 12 months and (2) for which the new lease term is greater than six months, for the three and twelve months ended December 31, 2013, respectively.
(4)	Represents the increase/(decrease) in net rent (gross rent less operating expenses) on the new vs. expired leases on the 407,680 and 2,462,953 square feet of second generation leases (1) that had been occupied within the prior 12 months and (2) for which the new lease term is greater than six months, for the three and twelve months ended December 31, 2013, respectively.

From January 1, 2014 to December 31, 2014, leases representing approximately 6.2% of the space at our properties expire. As these leases expire, assuming no change in current market rental rates, we expect that the rental rates we are likely to achieve on new leases will generally be greater than the rates that are currently being paid.

Although we continue to evaluate opportunities to acquire assets, the abundance of capital and demand for assets has resulted in increasing prices. As a result, in the current environment we are able to develop properties at a cost per square foot that is generally less than the cost at which we can acquire older existing properties, thereby generating relatively better returns with lower annual maintenance expenses and capital costs. Accordingly, we believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service through 2016.

During the twelve months ended December 31, 2013, we fully placed in-service Two Patriots Park in Reston, Virginia, 500 North Capitol Street in Washington, DC, Annapolis Junction Building Six in Annapolis, Maryland, Seventeen Cambridge Center in Cambridge, Massachusetts, and the Cambridge Center Connector in Cambridge, Massachusetts. In addition, during 2013, we partially placed in-service 250 West 55th Street in New York City, 680 Folsom Street in San Francisco and The Avant, our residential project in Reston, Virginia. We believe the development of well-positioned office buildings is justified in many of our submarkets where tenants have shown demand for high-quality construction, modern design, efficient floor plates and sustainable features. In addition, select first-class residential developments that are part of a mixed-use environment, which combine office, retail and residential uses, have proven successful in our markets. Each of our development projects underway is pre-certified USGB LEED Silver or higher. As of December 31, 2013, our current development pipeline, which excludes properties which are fully placed in-service, totals approximately 2.9 million square feet with a total projected investment of approximately $2.5 billion. Additionally, we are working on several new developments in each of our markets that could commence in 2015 or later.

Given investor demand for assets like ours we also continue to review our portfolio to identify properties that may have limited opportunities for cash flow growth, no longer fit within our portfolio strategy or can attract premium pricing in the current market environment as potential sales candidates. During 2013 we sold approximately $1.25 billion (our share) of assets, including:

•	a 45% ownership interest in our Times Square Tower property in New York City for a gross sale price of approximately $684 million,

•	125 West 55th Street in New York City, which was owned by a joint venture in which we had a 60% interest, for approximately $470 million, of which our share is approximately $282.0 million,

•

an assemblage of land parcels and air-rights at Eighth Avenue and 46th Street in New York City, which were owned by a joint venture in which we had a 50% interest, for an imputed sale price of approximately $45 million, of which our share is approximately $22.5 million,

•	303 Almaden Boulevard in San Jose, California for approximately $40 million,

•	1301 New York Avenue in Washington, DC for approximately $135 million,

•	10 & 20 Burlington Mall Road in Burlington, Massachusetts for approximately $30 million, and

•	One Preserve Parkway in Rockville, Maryland for approximately $61 million.

In general, we structure asset sales for possible inclusion in like kind exchanges within the meaning of Section 1031 of the Internal Revenue Code. The ability to complete a like kind exchange depends on many factors, including, among others, identifying and acquiring suitable replacement property within limited time periods and the ownership structure of the property being sold, and therefore we are not always able to sell an asset as part of a like kind exchange. When successful, however, like kind exchanges enable us to defer the taxable gain on the asset sold and thus preserve capital. Primarily as a result of our 2013 asset sales program, we declared a special dividend of $2.25 per share of common stock to holders of record as of December 31, 2013 that was paid on January 29, 2014. We are considering the sale of all or a portion of additional properties and if we are unable to identify and acquire suitable replacement property in a like kind exchange, then we expect to distribute at least the amount of proceeds necessary to avoid paying a corporate level tax on the gain realized from the sale.

After repaying $747.5 million of our Operating Partnership’s 3.625% exchangeable senior notes on February 18, 2014, we maintain substantial liquidity including available cash, as of February 21, 2014, of approximately $0.9 billion and approximately $989.4 million available under our Operating Partnership’s $1.0 billion Unsecured Line of Credit. Our more significant future funding requirements include $0.7 billion of our development pipeline that remains to be funded through 2017 and approximately $77 million of secured debt (of which our share is approximately $70 million) that matures by the end of 2014. We have access to multiple sources of capital, including current cash balances, public debt and equity markets, secured and unsecured debt markets and potential asset sales to fund our future capital requirements.

For descriptions of significant transactions that we completed during 2013, see “Item 1. Business—Transactions During 2013.”

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

Real Estate

Upon acquisitions of real estate that constitutes a business, which includes the consolidation of previously unconsolidated joint ventures,, we assess the fair value of acquired tangible and intangible assets, (including land, buildings, tenant improvements, “above-” and “below-market” leases, leasing and assumed financing origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocate the purchase price to the acquired assets and assumed liabilities, including land and buildings as if vacant. We assess and consider fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.

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

We record acquired “above-” and “below-market” leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below- market leases. Acquired “above-” and “below-market” lease values have been reflected within Prepaid Expenses and Other Assets and Other Liabilities, respectively, in our Consolidated Balance Sheets. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

Management reviews its long-lived assets for impairment following the end of each quarter and when there is an event or change in circumstances that indicates an impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. If such criteria are present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value, less cost to sell.

Guidance in Accounting Standards Codification (“ASC”) 360 “Property Plant and Equipment” (“ASC 360”) requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that a sale of the property within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets, and the asset is written down to the lower of carrying value or fair market value, less cost to sell.

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

Investments in Unconsolidated Joint Ventures

We consolidate variable interest entities (VIEs) in which we are considered to be the primary beneficiary. VIEs are entities in which the equity investors do not have sufficient equity at risk to finance their endeavors without additional financial support or that the holders of the equity investment at risk do not have a controlling financial interest. The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance, and (2) the obligation to absorb losses and right to receive the returns from the variable interest entity that would be significant to the variable interest entity. For ventures that are not VIEs we consolidate entities for which we have significant decision making control over the ventures’ operations. Our judgment with respect to our level of influence or control of an entity involves the consideration of various factors including the form of our ownership interest, our representation in the entity’s governance, the size of our investment (including loans), estimates of future cash flows, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the venture, if applicable. Our assessment of our influence or control over an entity affects the presentation of these investments in our consolidated financial statements. In addition to evaluating control rights, we consolidate entities in which the outside partner has no substantive kick-out rights to remove us as the managing member.

Accounts of the consolidated entity are included in our accounts and the non-controlling interest is reflected on the Consolidated Balance Sheets as a component of equity or in temporary equity between liabilities and equity. Investments in unconsolidated joint ventures are recorded initially at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the life of the related asset. Under the equity method of accounting, our net equity investment is reflected within the Consolidated Balance Sheets, and our share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. We may account for cash distributions in excess of our investment in an unconsolidated joint venture as income when we are not the general partner in a limited partnership and when we have neither the requirement nor the intent to provide financial support to the joint venture. Our investments in unconsolidated joint ventures are reviewed for impairment periodically and we record impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the value below the carrying value of an investment in an unconsolidated joint venture is other-than-temporary.

To the extent that we contribute assets to a joint venture, our investment in the joint venture is recorded at our cost basis in the assets that were contributed to the joint venture. To the extent that our cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in our share of equity in net income of the joint venture. In accordance with the provisions of ASC 970-323 “Investments-Equity Method and Joint Ventures” (“ASC 970-323”), we will recognize gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

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

For the year ended December 31, 2013, the impact of the net adjustments of rents from “above-” and “below-market” leases increased rental revenue by approximately $28.0 million. For the year ended December 31, 2013, the impact of the straight-line rent adjustment increased rental revenue by approximately $65.8 million. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 5 to the Consolidated Financial Statements.

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

If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 6.6 years as of December 31, 2013. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

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

We follow the authoritative guidance for fair value measurements when valuing our financial instruments for disclosure purposes. We determine the fair value of our unsecured senior notes and unsecured exchangeable senior notes using market prices. The inputs used in determining the fair value of our unsecured senior notes and unsecured exchangeable senior notes is categorized at a level 1 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that we use quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized at a level 2 basis if trading volumes are low. We determine the fair value of our mortgage notes payable using discounted cash flow analyses by discounting the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt based on current market rates for similar securities. In determining the current market rates, we add our estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to our debt. The inputs used in determining the fair value of our mortgage notes payable and mezzanine notes payable are categorized at a level 3 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that we consider the rates used in the valuation techniques to be unobservable inputs.

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

Results of Operations

The following discussion is based on our Consolidated Statement of Operations for the years ended December 31, 2013, 2012 and 2011.

At December 31, 2013, 2012 and 2011, we owned or had interests in a portfolio of 175, 157 and 153 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the years ended December 31, 2013, 2012 and 2011 show separately the changes attributable to the properties that were owned by us and in service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired or Consolidated or Development or Redevelopment Portfolios.

In our analysis of operating results, particularly to make comparisons of net operating income between periods meaningful, it is important to provide information for properties that were in-service and owned by us throughout each period presented. We refer to properties acquired or consolidated or placed in-service prior to the beginning of the earliest period presented and owned by us and in service through the end of the latest period presented as our Same Property Portfolio. The Same Property Portfolio therefore excludes properties placed in-service, acquired or consolidated, repositioned or in development or redevelopment after the beginning of the earliest period presented or disposed of prior to the end of the latest period presented.

Net operating income, or NOI, is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc., the most directly comparable GAAP financial measure, plus income attributable to noncontrolling interests, discontinued operations, depreciation and amortization, interest expense, impairment loss, transaction costs, general and administrative expense, less gains (losses) from early extinguishments of debt, gains (losses) from investments in securities, gains on consolidation of joint ventures, income from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 126 properties totaling approximately 33.5 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or consolidated or placed in-service on or prior to January 1, 2012 and owned and in service through December 31, 2013. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or consolidated or in development or redevelopment after January 1, 2012 or disposed of on or prior to December 31, 2013. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the year ended December 31, 2013 and 2012 with respect to the properties which were placed in-service, acquired or consolidated or in development or redevelopment.

	Same Property Portfolio				Properties Acquired or Consolidated Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Total Property Portfolio
(dollars in thousands)	2013	2012	Increase/ (Decrease)	% Change	2013	2012	2013	2012	2013	2012	2013	2012	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,704,584	$1,650,516	$54,068	3.28%	$289,905	$61,692	$43,807	$25,141	$2,248	$7,098	$2,040,544	$1,744,447	$296,097	16.97%
Termination Income	2,399	7,625	(5,226)	(68.54)%	—	—	408	2,571	—	—	2,807	10,196	(7,389)	(72.47)%

Total Rental Revenue	1,706,983	1,658,141	48,842	2.95%	289,905	61,692	44,215	27,712	2,248	7,098	2,043,351	1,754,643	288,708	16.45%

Real Estate Operating Expenses	618,119	593,976	24,143	4.06%	99,284	25,378	13,362	7,604	421	1,138	731,186	628,096	103,090	16.41%

Net Operating Income, excluding residential and hotel	1,088,864	1,064,165	24,699	2.32%	190,621	36,314	30,853	20,108	1,827	5,960	1,312,165	1,126,547	185,618	16.48%
Residential Net Operating Income(1)	10,393	9,576	817	8.53%	—	—	—	—	—	—	10,393	9,576	817	8.53%
Hotel Net Operating Income(1)	11,883	9,795	2,088	21.32%	—	—	—	—	—	—	11,883	9,795	2,088	21.32%

Consolidated Net Operating Income(1)	1,111,140	1,083,536	27,604	2.55%	190,621	36,314	30,853	20,108	1,827	5,960	1,334,441	1,145,918	188,523	16.45%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	29,695	34,060	(4,365)	(12.82)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	115,329	90,129	25,200	27.96%
Transaction costs	—	—	—	—	—	—	—	—	—	—	1,744	3,653	(1,909)	(52.26)%
Impairment loss	—	—	—	—	—	—	—	—	—	—	8,306	—	8,306	100.00%
Depreciation and amortization	405,355	401,833	3,522	0.88%	135,236	27,310	15,467	10,598	4,579	6,134	560,637	445,875	114,762	25.74%

Total Other Expenses	405,355	401,833	3,522	0.88%	135,236	27,310	15,467	10,598	4,579	6,134	686,016	539,657	146,359	27.12%

Operating Income	705,785	681,703	24,082	3.53%	55,385	9,004	15,386	9,510	(2,752)	(174)	678,120	640,321	37,799	5.90%
Other Income:
Income from unconsolidated joint ventures											75,074	49,078	25,996	52.97%
Gains on consolidation of joint ventures											385,991	—	385,991	100.00%
Interest and other income											8,310	10,091	(1,781)	(17.65)%
Gains from investments in securities											2,911	1,389	1,522	109.58%
Gains (losses) from early extinguishments of debt											122	(4,453)	4,575	102.74%
Other Expenses:
Interest expense											446,880	410,970	35,910	8.74%

Income from continuing operations											703,648	285,456	418,192	146.50%
Discontinued operations:
Income from discontinued operations											8,022	9,806	(1,784)	(18.19)%
Gains on sales of real estate from discontinued operations											112,829	36,877	75,952	205.96%
Gain on forgiveness of debt from discontinued operations											20,182	—	20,182	100.00%
Impairment loss from discontinued operations											(3,241)	—	(3,241)	(100.00)%

Net income											841,440	332,139	509,301	153.34%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships											(1,347)	(3,792)	2,445	64.48%
Noncontrolling interest—redeemable preferred units of the Operating Partnership											(6,046)	(3,497)	(2,549)	(72.89)%
Noncontrolling interest—common units of the Operating Partnership											(70,085)	(30,125)	(39,960)	(132.65)%
Noncontrolling interest in discontinued operations—common units of the Operating Partnership											(14,151)	(5,075)	(9,076)	(178.84)%

Net income attributable to Boston Properties, Inc.											$749,811	$289,650	$460,161	158.87%
Preferred dividends											(8,057)	—	(8,057)	(100.00)%

Net income attributable to Boston Properties, Inc. common shareholders											$741,754	$289,650	$452,104	156.09%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 62. Residential Net Operating Income for the year ended December 31, 2013 and 2012 are comprised of Residential Revenue of $22,163 and $20,568 less Residential Expenses of $11,770 and $10,992, respectively. Hotel Net Operating Income for the year ended December 31, 2013 and 2012 are comprised of Hotel Revenue of $40,330 and $37,915 less Hotel Expenses of $28,447 and $28,120, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $54.1 million for the year ended December 31, 2013 compared to 2012. The increase was primarily the result of an increase of approximately $46.9 million in rental revenue from our leases and increases in parking and other recoveries of approximately $4.9 million and $3.2 million, respectively, partially offset by a decrease in other income of approximately $0.9 million. The increase in parking was primarily related to transient parking. The increase in rental revenue from our leases of approximately $46.9 million was the result of our average revenue increasing by approximately $0.97 per square foot, contributing approximately $29.5 million, and an approximately $17.4 million increase due to an increase in average occupancy from 91.4% to 92.3%.

For 2014, we expect continued improvement in our occupancy to result in an increase in Same Property Portfolio net operating income of approximately 1.25% to 2.5% compared to 2013. We are expecting occupancy to average between 92.5% to 93.5% for 2014.

Termination Income

Termination income decreased by approximately $5.2 million for the year ended December 31, 2013 compared to 2012.

Termination income for the year ended December 31, 2013 related to twenty-two tenants across the Same Property Portfolio and totaled approximately $2.4 million, of which approximately $1.0 million was negotiated termination income from one of our Reston, Virginia properties in order to accommodate growth of an existing tenant.

Termination income for the year ended December 31, 2012 related to twenty-eight tenants across the Same Property Portfolio and totaled approximately $7.6 million of which approximately $3.6 million was from the settlement of a bankruptcy claim against a former tenant that rejected our lease in 2009 and approximately $0.9 million was a negotiated termination from one of our Reston, Virginia properties in order to accommodate growth of an existing tenant.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $24.1 million for the year ended December 31, 2013 compared to 2012 due primarily to (1) an increase of approximately $13.9 million, or 5.3%, in real estate taxes, which increases primarily occurred in our Boston and New York regions, (2) an increase of approximately $4.9 million, or 5.3%, in utilities expense, that was primarily due to an increase in the delivery rate for steam in the Boston region, (3) an increase of approximately $5.3 million, or 5.8%, in property repairs and maintenance expense and (4) an increase of approximately $3.2 million, or 2.3%, in other operating expenses. This was partially offset by an approximately $3.2 million cumulative non-cash straight-line adjustment for ground rent expense that occurred in 2012 and did not recur in 2013.

We have modified the presentation of expenses to operate our San Francisco and Princeton regional offices to reflect the growing activity in our San Francisco region and to have a consistent presentation across our company. These expenses, which totaled approximately $8.1 million and $7.7 million for the year ended December 31, 2013 and 2012, respectively, were previously included in Rental Operating Expenses and are now included in General and Administrative Expenses for all periods presented.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $3.5 million, or 0.9%, for the year ended December 31, 2013 compared to 2012.

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

Rental Revenue

Rental revenue from our Properties Acquired or Consolidated Portfolio increased approximately $228.2 million for the year ended December 31, 2013 compared to 2012, as detailed below:

Property	Date Acquired	Rental Revenue for the year ended December 31,
		2013	2012	Change
		(in thousands)
453 Ravendale Drive	March 1, 2012	$582	$494	$88
100 Federal Street	March 13, 2012	67,848	52,529	15,319
Fountain Square	October 4, 2012	37,035	8,669	28,366
Mountain View Research Park	April 10, 2013	13,508	—	13,508
Mountain View Technology Park	April 10, 2013	3,168	—	3,168
767 Fifth Avenue (the General Motors Building)	May 31, 2013	167,764	—	167,764

Total		$289,905	$61,692	$228,213

Real Estate Operating Expenses

Real estate operating expenses from our Properties Acquired or Consolidated Portfolio increased approximately $73.9 million for the year ended December 31, 2013 compared to 2012, as detailed below:

Property	Date Acquired	Real Estate Operating Expenses for the year ended December 31,
		2013	2012	Change
		(in thousands)
453 Ravendale Drive	March 1, 2012	$161	$149	$12
100 Federal Street	March 13, 2012	28,704	22,141	6,563
Fountain Square	October 4, 2012	12,411	3,088	9,323
Mountain View Research Park	April 10, 2013	2,996	—	2,996
Mountain View Technology Park	April 10, 2013	554	—	554
767 Fifth Avenue (the General Motors Building)	May 31, 2013	54,458	—	54,458

Total		$99,284	$25,378	$73,906

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Acquired or Consolidated Portfolio increased by approximately $107.9 million for the year ended December 31, 2013 compared to 2012 as a result of the acquisition or consolidation of properties after December 31, 2012, as well as the additional depreciation expense incurred for the year ended December 31, 2013 associated with 453 Ravendale Drive, 100 Federal Street and Fountain Square, which were acquired on March 1, 2012, March 13, 2012 and October 4, 2012, respectively, and, as a result, were not recognizing depreciation expense for the full year ended December 31, 2012.

For a discussion of the operating results for 767 Fifth Avenue (the General Motors Building), Mountain View Research Park and Mountain View Technology Park for the period prior to consolidation / acquisition refer to “Results of Operations—Other Income and Expense Items—Income from Unconsolidated Joint Ventures” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Properties Placed In-Service Portfolio

We had six properties that were placed in-service or partially placed in-service between January 1, 2012 and December 31, 2013. The square footage amount for the four properties that are fully placed in-service is approximately 1.1 million. One and Two Patriots Park is a two-phase redevelopment project for a single tenant.

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $16.5 million for the year ended December 31, 2013 compared to 2012, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Rental Revenue for the year ended December 31,
			2013	2012	Change
			(in thousands)
510 Madison Avenue	Second Quarter, 2011	Second Quarter, 2012	$22,141	$19,577	$2,564
One and Two Patriots Park	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	15,889	8,135	7,754
Seventeen Cambridge Center	Second Quarter, 2013	Second Quarter, 2013	5,717	—	5,717
250 West 55th Street	Third Quarter, 2013	N/A	311	—	311
The Avant at Reston Town Center	Fourth Quarter, 2013	N/A	157	—	157

Total			$44,215	$27,712	$16,503

Termination Income

Included above for the year ended December 31, 2013 is approximately $0.4 million of termination income related to two tenants, of which approximately $0.3 million was related to a retail tenant at our 510 Madison Avenue building.

Included above for the year ended December 31, 2012 is the remaining approximately $2.6 million of termination income related to lease amendments we signed on July 1, 2011 with the existing tenant at our three-building Patriots Park complex on Sunrise Valley Drive in Reston, Virginia. Under the amendments, the existing tenant terminated early its leases for approximately 523,000 square feet at the complex and was responsible for certain payments to us aggregating approximately $15.7 million.

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $5.8 million for the year ended December 31, 2013 compared to 2012, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Real Estate Operating Expenses for the year ended December 31,
			2013	2012	Change
			(in thousands)
510 Madison Avenue	Second Quarter, 2011	Second Quarter, 2012	$7,082	$6,223	$859
One and Two Patriots Park	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	4,223	1,381	2,842
Seventeen Cambridge Center	Second Quarter, 2013	Second Quarter, 2013	353	—	353
250 West 55th Street	Third Quarter, 2013	N/A	1,340	—	1,340
The Avant at Reston Town Center	Fourth Quarter, 2013	N/A	364	—	364

Total			$13,362	$7,604	$5,758

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Placed In-Service Portfolio increased by approximately $4.9 million for the year ended December 31, 2013 compared to 2012.

Properties in Development or Redevelopment Portfolio

At December 31, 2013 and 2012, the Properties in Development or Redevelopment Portfolio consisted primarily of our 601 Massachusetts Avenue property located in Washington, DC.

On April 25, 2013, we commenced development of our 601 Massachusetts Avenue property, which is expected to be completed during the fourth quarter of 2015. Prior to the commencement of development, this building was operational and, during the year ended December 31, 2013 and 2012, had revenue of approximately $2.2 million and $7.1 million, respectively, and operating expenses of approximately $0.4 million and $1.1 million, respectively. In addition, the decrease in depreciation expense of approximately $1.6 million is the result of the property being taken out of service on April 25, 2013 and therefore not incurring a full year of depreciation expense.

Other Operating Income and Expense Items

Residential Net Operating Income

Net operating income for our residential properties increased by approximately $0.8 million for the year ended December 31, 2013 compared to 2012.

The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and the Residences on The Avenue for the year ended December 31, 2013 and 2012.

	The Lofts at Atlantic Wharf			Residences on The Avenue
	2013	2012	Percentage Change	2013	2012	Percentage Change
Average Physical Occupancy(1)	98.6%	95.8%	2.9%	93.4%	90.0%	3.8%
Average Economic Occupancy(2)	97.6%	92.0%	6.1%	93.0%	89.2%	4.3%
Average Monthly Rental Rate(3)	$3,778	$3,640	3.8%	$3,295	$3,213	2.6%
Average Rental Rate Per Occupied Square Foot	$4.20	$4.08	2.9%	$4.04	$3.94	2.5%

(1)	Average Physical Occupancy is defined as the average number of occupied units divided by the total number of units, expressed as a percentage.
(2)	Average Economic Occupancy is defined as total possible revenue less vacancy loss as a percentage of total possible revenue. Total possible revenue is determined by valuing average occupied units at contract rates and average vacant units at Market Rents. Vacancy loss is determined by valuing vacant units at current Market Rents. By measuring vacant units at their Market Rents, Average Economic Occupancy takes into account the fact that units of different sizes and locations within a residential property have different economic impacts on a residential property’s total possible gross revenue. Market Rents used by us in calculating Economic Occupancy are based on the current market rates set by the managers of our residential properties based on their experience in renting their residential property’s units and publicly available market data. Trends in market rents for a region as reported by others could vary. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.
(3)	Average Monthly Rental Rates are calculated by us as rental revenue in accordance with GAAP, divided by the weighted monthly average number of occupied units.

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $2.1 million for the year ended December 31, 2013 compared to 2012 due primarily to improvements in revenue per available room (“REVPAR”) and occupancy. We expect our hotel net operating income for fiscal 2014 to be between $12 million and $13 million.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the year ended December 31, 2013 and 2012.

	2013	2012	Percentage Change
Occupancy	79.8%	78.8%	1.3%
Average daily rate	$233.95	$226.58	3.3%
REVPAR	$186.71	$178.66	4.5%

Development and Management Services

Development and management services income decreased approximately $4.4 million for the year ended December 31, 2013 compared to 2012. The decrease was due to decreases in development and management fee income of approximately $1.4 million and $3.0 million, respectively. The decrease in development fees is primarily due to a decrease in fees associated with tenant improvement project management. The net decrease in management fees is due primarily to a decrease in management fees earned from our joint ventures primarily due to the consolidation/acquisition of 767 Fifth Avenue (the General Motors Building) and the Mountain View assets and the sale of 125 West 55th Street in New York City, partially offset by an increase in tenant service income. We expect fee income for fiscal 2014 to be between $19 million and $22 million. Our 2014 estimates are less than 2013 due to the conclusion of several fee development projects in Washington, DC and Boston as well as the change in the accounting for 767 Fifth Avenue (the General Motors Building). As a result of the consolidation of 767 Fifth Avenue (the General Motors Building), the management fees for the building that were approximately $5 million per year will no longer be recognized as fee income. Instead our partners’ 40% share will be reflected as an adjustment to noncontrolling interest in property partnerships.

General and Administrative

General and administrative expenses increased approximately $25.2 million for the year ended December 31, 2013 compared to 2012. On March 11, 2013, we announced that Owen D. Thomas would succeed Mortimer B. Zuckerman as our Chief Executive Officer, effective April 2, 2013. Mr. Zuckerman will continue to serve as Executive Chairman for a transition period and thereafter is expected to continue to serve as the Non-Executive Chairman of the Board. In connection with succession planning, Mr. Zuckerman entered into a Transition Benefits Agreement with us. If Mr. Zuckerman remains employed by us through July 1, 2014, he will be entitled to receive, on January 1, 2015, a lump sum cash payment of $6.7 million and an equity award with a targeted value of approximately $11.1 million. The cash payment and equity award vest one-third on each of March 10, 2013, October 1, 2013 and July 1, 2014, subject to acceleration in certain circumstances. As a result, we recognized approximately $13.8 million of compensation expense during the year ended December 31, 2013. We expect to recognize the remaining approximately $4.0 million of compensation expense over the remaining vesting period and, accordingly, expect to expense approximately $2.0 million in each of the 1st and 2nd quarters of 2014. In addition, the agreement provides that if Mr. Zuckerman terminates his employment with us for any reason, voluntarily or involuntarily, he will become fully vested in any outstanding equity awards with time-based vesting. As a result, during the year ended December 31, 2013, we accelerated the remaining approximately $12.9 million of stock-based compensation expense associated with Mr. Zuckerman’s unvested long-term equity awards. During the year ended December 31, 2012, we recognized approximately $4.6 million of amortization that occurred prior to the accelerated vesting of the $12.9 million of stock-based compensation expense associated with the Transition Benefits Agreement. The remaining increase was primarily due to (1) an approximately $2.6 million increase related to the issuance of the 2013 MYLTIP Units and non-qualified stock options, (2) an approximately $1.3 million increase in health insurance costs, (3) an approximately $1.7 million increase in the value of our deferred compensation plan, (4) an approximately $0.8 million increases in taxes and (5) an approximately $3.1 million increase in other general and administrative expenses, which includes compensation expenses. This increase was partially offset by (1) approximately $1.9 million of amortization that occurred for a member of senior management in 2012 that did not recur in 2013 due to the fact that this person reached retirement age and therefore became fully vested in time-based equity awards and we no longer recognized expense on a quarterly basis and (2) our recognition of approximately $4.5 million of expense during the first quarter of 2012 in connection with the resignation of E. Mitchell Norville, our Chief Operating Officer, on February 29, 2012, which did not recur in 2013.

We have modified the presentation of expenses to operate our San Francisco and Princeton regional offices to reflect the growing activity in our San Francisco region and to have a consistent presentation across our company. These expenses, which totaled approximately $8.1 million and $7.7 million for the year ended December 31, 2013 and 2012, respectively, were previously included in Rental Operating Expenses and are now included in General and Administrative Expenses for all periods presented. We expect our fiscal 2014 general and administrative expenses to be between $100 million and $104 million, which includes approximately $1.2 million associated with the termination of the 2011 OPP Awards. Refer to Note 20 of the Consolidated Financial Statements.

Wages directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the year ended December 31, 2013 and 2012 were approximately $12.8 million and $12.7 million, respectively. These costs are not included in the general and administrative expenses discussed above.

Transaction Costs

During the year ended December 31, 2013 we incurred approximately $1.7 million of transaction costs of which approximately $0.6 million related to the acquisition of the Mountain View Research Park and Mountain View Technology Park properties in Mountain View, California, approximately $0.4 million related to Transbay Tower in San Francisco, California, approximately $0.5 million related to transaction costs for transactions in New York City and approximately $0.2 million related to the pursuit of other transactions.

During the year ended December 31, 2012, we incurred approximately $3.7 million of transaction pursuit costs of which approximately $0.6 million related to the acquisition of 680 Folsom Street in San Francisco, California, approximately $0.5 million related to the acquisition of Fountain Square in Reston, Virginia, approximately $0.3 million related to the forming of a joint venture to pursue the acquisition of land in San Francisco, California to construct the Transbay Tower, approximately $0.6 million related to the acquisition of 100 Federal Street in Boston, Massachusetts and approximately $1.7 million related to the pursuit of other transactions.

Impairment Loss

On March 28, 2013, we executed a binding contract for the sale of our 303 Almaden Boulevard property located in San Jose, California for a sale price of $40.0 million. The pending sale of this asset caused us to evaluate our strategy for development of the adjacent Almaden land parcel which can accommodate approximately 840,000 square feet of office development. Based on a shorter than expected hold period, we reduced the carrying value of the land parcel to its fair market value and recognized an impairment loss of approximately $8.3 million during the three months ended March 31, 2013.

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the year ended December 31, 2013 compared to 2012, income from unconsolidated joint ventures increased by approximately $26.0 million due primarily to (1) an increase of approximately $41.1 million in our share of net income from the sale of 125 West 55th Street on May 30, 2013 and (2) an increase of approximately $11.3 million in our share of net income from the sale of the Eighth Avenue and 46th Street project in New York City partially offset by the following: (1) an approximately $21.0 million decrease in our share of net income from 767 Fifth Avenue (the General Motors Building) related to the consolidation on June 1, 2013 and termination income that was received during 2012 that did not recur in 2013, (2) an approximately $3.2 million decrease in our share of net income from 540 Madison Avenue due to lease expirations, (3) an approximately $1.1 million decrease in our share of net income from the Value-Added Fund due to our acquisition of the Mountain View assets on April 10, 2013 which includes approximately $0.2 million of gain recognized during 2012 related to the sale of 300 Billerica Road in Chelmsford, Massachusetts and (4) an approximately $1.1 million decrease in our share of net income from our other unconsolidated joint ventures.

On July 19, 2013, a joint venture in which we have a 50% interest completed the sale of its Eighth Avenue and 46th Street project located in New York City for an imputed sale price of $45.0 million. Eighth Avenue and 46th Street is comprised of an assemblage of land parcels and air-rights. Net cash proceeds to us totaled approximately $21.8 million, after the payment of transaction costs. The joint venture had previously recognized an impairment loss on the property. As a result, the joint venture recognized a gain on sale of real estate totaling approximately $12.6 million, of which our share was approximately $11.3 million.

On May 31, 2013, our two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer, we and our new joint venture partners modified our relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in us having sufficient financial and operating control over 767 Venture, LLC such that we now account for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in our financial statements instead of under the equity method of accounting. Our ownership interest in 767 Venture, LLC remained unchanged at 60%. Due to the consolidation effective June 1, 2013, only five months of activity are being shown for the year ended December 31, 2013 compared to a full year in 2012 resulting in a decrease in income from unconsolidated joint ventures of approximately $9.2 million. In aggregate, the total decrease, which includes the termination income detailed below, and the decrease in income due to consolidation is approximately $21.0 million for the year ended December 31, 2013 compared to 2012.

On May 14, 2012, an unconsolidated joint venture in which we have a 60% interest entered into a lease termination agreement with an existing tenant at 767 Fifth Avenue (the General Motors Building) in New York City. Under the agreement, the tenant terminated early its lease for approximately 36,000 square feet at the building and is responsible for certain payments to the unconsolidated joint venture aggregating approximately $28.4 million through May 1, 2014 (of which our share is approximately $17.0 million). As a result of the termination, we recognized termination income totaling approximately $11.8 million (which is net of the write-off of the accrued straight-line rent balance) during the year ended ended December 31, 2012.

On May 30, 2013, a joint venture in which we have a 60% interest completed the sale of its 125 West 55th Street property located in New York City for a sale price of $470.0 million, including the assumption by the buyer of the mortgage loan collateralized by the property totaling approximately $198.6 million. The mortgage loan bore interest at a fixed rate of 6.09% per annum and was scheduled to mature on March 10, 2020. Net cash proceeds totaled approximately $253.7 million, of which our share was approximately $152.2 million, after the payment of transaction costs. 125 West 55th Street is a Class A office property totaling approximately 588,000 net rentable square feet. We had previously recognized an impairment loss on our investment in the unconsolidated joint venture. As a result, we recognized a gain on sale of real estate totaling approximately $43.2 million. Due to the sale on May 30, 2013, only five months of activity are being shown for the year ended December 31, 2013 compared to a full year in 2012 resulting in a decrease in income from unconsolidated joint ventures of approximately $2.1 million.

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from the Value-Added Fund for an aggregate net purchase price of approximately $233.1 million. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we own 100% of the properties and account for them on a consolidated basis. Due to the acquisition, the Value-Added Fund, excluding the gain on the sale of 300 Billerica Road in Chelmsford, Massachusetts, contributed an approximately $1.3 million loss to our share of the income for the year ended December 31, 2013 compared to 2012.

For the consolidated operating results for 767 Fifth Avenue (the General Motors Building), Mountain View Research Park and Mountain View Technology Park refer to “Results of Operations—Properties Acquired Portfolio” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Gains on Consolidation of Joint Ventures

On May 31, 2013, our two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer we and our new joint venture partners modified our relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in us having sufficient financial and operating control over 767 Venture, LLC such that we now account for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in our financial statements instead of under the equity method of accounting. Our ownership interest in 767 Venture, LLC remained unchanged at 60%. During the year ended December 31, 2013, we recognized a non-cash gain on our investment of approximately $359.5 million.

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from the Value-Added Fund for an aggregate net purchase price of approximately $233.1 million. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we own 100% of the properties and account for them on a consolidated basis. During the year ended December 31, 2013, we recognized a gain upon consolidation totaling approximately $26.5 million.

Interest and Other Income

Interest and other income decreased approximately $1.8 million for the year ended December 31, 2013 compared to 2012, of which $1.1 million was related to an insurance claim that we received during 2012 that did not recur in 2013 and the remaining decrease of approximately $0.7 million related to interest income. The decrease in interest income was due primarily to interest income that we recognized related to the loans that we made to our Value-Added Fund. On April 10, 2013 we acquired the Mountain View properties from the Value-Added Fund and the loans were repaid (Refer to Notes 3 and 5 of the Consolidated Financial Statements). The loans to the Value-Added Fund had been reflected in Related Party Note Receivable on our Consolidated Financial Statements.

Gains from Investments in Securities

Gains from investments in securities for the year ended December 31, 2013 and 2012 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for our officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to our officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the year ended December 31, 2013 and 2012, we recognized gains of approximately $2.9 million and $1.4 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $2.9 million and $1.3 million during the year ended December 31, 2013 and 2012, respectively, as a result of increases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

Gains (Losses) from Early Extinguishments of Debt

For the year ended December 31, 2013, we had a gain from early extinguishments of debt of approximately $0.1 million due to the following transactions:

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

For the year ended December 31, 2012, we had a loss from early extinguishments of debt of approximately $4.5 million due to the following transactions:

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

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $35.9 million for the year ended December 31, 2013 compared to 2012 as detailed below:

Component	Change in interest expense for the year ended December 31, 2013 compared to December 31, 2012
(in thousands)
Increases to interest expense due to:
Interest associated with the consolidation of the $1.6 billion of debt outstanding for 767 Fifth Avenue (the General Motors Building)	$31,397
Issuance of $1.0 billion in aggregate principal of our Operating Partnership’s 3.850% senior notes due 2023 on June 11, 2012	17,173
Partner’s share of the interest for the outstanding Outside Members’ Notes Payable for 767 Fifth Avenue (the General Motors Building)	16,044
Issuance of $700 million in aggregate principal of our Operating Partnership’s 3.800% senior notes due 2024 on June 27, 2013	13,634
Issuance of $500 million in aggregate principal of our Operating Partnership’s 3.125% senior notes due 2023 on April 11, 2013	11,514
New mortgage/properties placed in-service financings	4,572

Total increases to interest expense	$94,334

Decreases to interest expense due to:
Increase in capitalized interest	$(23,873)
Repurchases/redemption/exchange of $450.0 million in aggregate principal of our Operating Partnership’s 3.75% exchangeable senior notes due 2036	(10,594)
Redemption of $225.0 million in aggregate principal of our Operating Partnership’s 6.25% senior notes due 2013	(8,014)
Repayment of mortgage financings	(6,418)
Interest expense associated with the accretion of the adjustment for the equity component allocation of our unsecured exchangeable debt	(6,004)
Repurchases/redemption of $576.2 million in aggregate principal of our Operating Partnership’s 2.875% exchangeable senior notes due 2037	(3,053)
Other interest expense (excluding senior notes)	(468)

Total decreases to interest expense	$(58,424)

Total change in interest expense	$35,910

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

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Interest capitalized for the year ended December 31, 2013 and 2012 was approximately $68.2 million and $44.3 million, respectively. These costs are not included in the interest expense referenced above.

We anticipate net interest expense for 2014 will be approximately $448 million to $452 million. This estimate assumes approximately $54 million to $58 million of capitalized interest. The estimates for 2014 reflect the repayment at maturity of the $747.5 million of 3.625% exchangeable senior notes ,which occurred on February 18, 2014, and assumes the repayment of $63.0 million of secured debt that matures in October 2014. These estimates also assume that we will not incur any additional indebtedness, make additional prepayments or repurchases of existing indebtedness and that there will not be any fluctuations in interest rates or any changes in our development activity.

At December 31, 2013, our variable rate debt consisted of our Operating Partnership’s $1.0 billion Unsecured Line of Credit, of which no amount was outstanding at December 31, 2013. For a summary of our consolidated debt as of December 31, 2013 and December 31, 2012 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Discontinued Operations

On December 20, 2013, we completed the sale of our 10 & 20 Burlington Mall Road property located in Burlington, Massachusetts for a sale price of approximately $30.0 million. Net cash proceeds totaled approximately $29.4 million, resulting in a gain on sale of approximately $20.5 million. 10 & 20 Burlington Mall Road consists of two Class A office properties aggregating approximately 152,000 net rentable square feet. The operating results of the property through the date of sale have been classified as discontinued operations on a historical basis for all periods presented.

On December 20, 2013, we completed the sale of our One Preserve Parkway property located in Rockville, Maryland for a sale price of approximately $61.3 million. Net cash proceeds totaled approximately $59.9 million, resulting in a gain on sale of approximately $5.9 million. One Preserve Parkway is a Class A office property totaling approximately 184,000 net rentable square feet. The operating results of the property through the date of sale have been classified as discontinued operations on a historical basis for all periods presented.

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

On June 28, 2013, we completed the sale of our 303 Almaden Boulevard property located in San Jose, California for a sale price of $40.0 million. Net cash proceeds totaled approximately $39.3 million. 303 Almaden Boulevard is a Class A office property totaling approximately 158,000 net rentable square feet. Because we entered into the related purchase and sale agreement on March 28, 2013 and the carrying value of the property exceeded its net sale price, we recognized an impairment loss totaling approximately $3.2 million during the three months ended March 31, 2013. As a result, there was no loss on sale of real estate recognized during the year ended December 31, 2013. The impairment loss and operating results of this property have been classified as discontinued operations on a historical basis for all periods presented.

On February 20, 2013, the foreclosure sale of our Montvale Center property was ratified by the court. As a result of the ratification, the mortgage loan totaling $25.0 million was extinguished and the related obligations were satisfied with the transfer of the real estate resulting in the recognition of a gain on forgiveness of debt totaling approximately $20.2 million during the year ended December 31, 2013. The operating results of the property through the date of ratification have been classified as discontinued operations on a historical basis for all periods presented.

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

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships decreased by approximately $2.4 million for the year ended December 31, 2013 compared to 2012. Noncontrolling interests in property partnerships consisted of the outside owners’ equity interest in the net income (loss) from our 505 9th Street, Fountain Square, 767 Fifth Avenue (the General Motors Building) and Time Square Tower properties as of December 31, 2013 and 505 9th Street and Fountain Square as of December 31, 2012.

On October 9, 2013, we completed the sale of a 45% ownership interest in our Times Square Tower property for a gross sale price of $684.0 million in cash. Net cash proceeds totaled approximately $673.1 million, after the payment of transaction costs. In connection with the sale, we formed a joint venture with the buyer and will provide customary property management and leasing services to the joint venture. Times Square Tower is an approximately 1,246,000 net rentable square foot Class A office tower located in New York City. The transaction did not qualify as a sale of real estate for financial reporting purposes because we continue to control the joint venture and will therefore continue to account for the entity on a consolidated basis in our financial statements. We have accounted for the transaction as an equity transaction and have recognized noncontrolling interest in our consolidated balance sheets totaling approximately $243.5 million, which is equal to 45% of the carrying value of the total equity of the property immediately prior to the transaction. The difference between the net cash proceeds received and the noncontrolling interest recognized, which difference totals approximately $429.6 million, has not been reflected as a gain on sale of real estate in our consolidated statements of operations and has instead been reflected as an increase to additional paid-in capital in our consolidated balance sheets. This building contributed an increase in noncontrolling interests in property partnerships of approximately $5.8 million for the year ended December 31, 2013.

On May 31, 2013, our two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer we and our new joint venture partners modified our relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in us having sufficient financial and operating control over 767 Venture, LLC such that we now account for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in our financial statements instead of under the equity method of accounting. Our ownership interest in 767 Venture, LLC remained unchanged at 60%. This building contributed a decrease in noncontrolling interests in property partnerships of approximately $13.5 million for the year ended December 31, 2013. This decrease was primarily due to the partners’ share of the interest expense for the outside member’s notes payable.

On October 4, 2012, we completed the formation of a joint venture which owns and operates Fountain Square located in Reston, Virginia, adjacent to our other Reston properties. Fountain Square is an office and retail complex aggregating approximately 756,000 net rentable square feet, comprised of approximately 522,000 net rentable square feet of Class A office space and approximately 234,000 net rentable square feet of retail space. The joint venture partner contributed the property valued at approximately $385.0 million and related mortgage indebtedness totaling approximately $211.3 million for a 50% interest in the joint venture. We contributed cash totaling approximately $87.0 million for our 50% interest, which cash was distributed to the joint venture partner. We are consolidating this joint venture. The mortgage loan bears interest at a fixed rate of 5.71% per annum and matures on October 11, 2016. Pursuant to the joint venture agreement (i) we have rights to acquire the partner’s 50% interest and (ii) the partner has the right to cause us to acquire the partner’s interest on January 4, 2016, in each case at a fixed price totaling approximately $102.0 million in cash. The fixed price option rights expire on January 31, 2016. This building contributed an increase in noncontrolling interests in property partnerships of approximately $6.6 million and $1.8 million for the year ended December 31, 2013 and 2012, respectively.

Noncontrolling Interest—Common Units of the Operating Partnership

Noncontrolling interest—common units of the Operating Partnership increased by approximately $40.0 million for the year ended December 31, 2013 compared to 2012 due to a increase in allocable income partially offset by a decrease in the noncontrolling interest’s ownership percentage.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 119 properties totaling approximately 30.9 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2011 and owned and in service through December 31, 2012. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2011 or disposed of on or prior to December 31, 2012. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the year ended December 31, 2012 and 2011 with respect to the properties which were placed in-service, acquired or in development or redevelopment.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Total Property Portfolio
(dollars in thousands)	2012	2011	Increase/ (Decrease)	% Change	2012	2011	2012	2011	2012	2011	2012	2011	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,549,004	$1,534,210	$14,794	0.96%	$90,015	$19,883	$126,031	$73,792	$(34)	$10,228	$1,765,016	$1,638,113	$126,903	7.75%
Termination Income	7,047	3,638	3,409	93.71%	577	(20)	—	2,591	2,571	10,535	10,195	16,744	(6,549)	(39.11)%

Total Rental Revenue	1,556,051	1,537,848	18,203	1.18%	90,592	19,863	126,031	76,383	2,537	20,763	1,775,211	1,654,857	120,354	7.27%

Real Estate Operating Expenses	546,936	526,083	20,853	3.96%	40,241	12,313	51,891	31,561	20	2,711	639,088	572,668	66,420	11.60%

Net Operating Income, excluding hotel	1,009,115	1,011,765	(2,650)	(0.26)%	50,351	7,550	74,140	44,822	2,517	18,052	1,136,123	1,082,189	53,934	4.98%

Hotel Net Operating Income (1)	9,795	8,401	1,394	16.59%	—	—	—	—	—	—	9,795	8,401	1,394	16.59%

Consolidated Net Operating Income(1)	1,018,910	1,020,166	(1,256)	(0.12)%	50,351	7,550	74,140	44,822	2,517	18,052	1,145,918	1,090,590	55,328	5.07%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	34,060	33,406	654	1.96%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	90,129	87,101	3,028	3.48%
Transaction costs	—	—	—	—	—	—	—	—	—	—	3,653	1,987	1,666	83.84%
Depreciation and amortization	363,237	358,957	4,280	1.19%	43,729	13,516	36,973	38,592	1,936	18,677	445,875	429,742	16,133	3.75%

Total Other Expenses	363,237	358,957	4,280	1.19%	43,729	13,516	36,973	38,592	1,936	18,677	539,657	518,830	20,827	4.01%

Operating Income	655,673	661,209	(5,536)	(0.84)%	6,622	(5,966)	37,167	6,230	581	(625)	640,321	605,166	35,155	5.81%
Other Income:
Income from unconsolidated joint ventures											49,078	85,896	(36,818)	(42.86)%
Interest and other income											10,091	5,358	4,733	88.34%
Gains (losses) from investments in securities											1,389	(443)	1,832	413.54%
Other Expenses:
Interest expense											410,970	391,533	19,437	4.96%
Losses from early extinguishments of debt											4,453	1,494	2,959	198.06%

Income from continuing operations											285,456	302,950	(17,494)	(5.77)%
Discontinued operations:
Income from discontinued operations											9,806	10,876	(1,070)	(9.84)%
Gain on sale of real estate from discontinued operations											36,877	—	36,877	100.00%

Net income											332,139	313,826	18,313	5.84%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships											(3,792)	(1,558)	(2,234)	(143.39)%
Noncontrolling interest—redeemable preferred units of the Operating Partnership											(3,497)	(3,339)	(158)	(4.73)%
Noncontrolling interest—common units of the Operating Partnership											(30,125)	(35,007)	4,882	13.95%
Noncontrolling interest in discontinued operations—common units of the Operating Partnership											(5,075)	(1,243)	(3,832)	(308.29)%

Net Income attributable to Boston Properties, Inc.											$289,650	$272,679	$16,971	6.22%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 62. Hotel Net Operating Income for the year ended December 31, 2012 and 2011 are comprised of Hotel Revenue of $37,915 and $34,529 less Hotel Expenses of $28,120 and $26,128, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $14.8 million for the year ended December 31, 2012 compared to 2011. The increase was primarily the result of an increase of approximately $9.3 million in rental revenue from our leases and increases in parking and other income of approximately $3.4 million and $2.1 million, respectively. The increase in rental revenue from our leases of approximately $9.3 million was the result of our average revenue increasing by approximately $0.47 per square foot, contributing approximately $13.3 million, offset by an approximately $4.0 million decrease due to a decline in average occupancy from 92.5% to 92.2%.

Termination Income

Termination income increased by approximately $3.4 million for the year ended December 31, 2012 compared to 2011.

Termination income for the year ended December 31, 2012 related to twenty-three tenants across the Same Property Portfolio and totaled approximately $7.0 million of which approximately $3.6 million was from the settlement of a bankruptcy claim against a former tenant that rejected our lease in 2009 and approximately $0.9 million was a negotiated termination from one of our Reston, Virginia properties in order to accommodate growth of an existing tenant.

Termination income for the year ended December 31, 2011 related to fourteen tenants across the Same Property Portfolio and totaled approximately $3.6 million, which included approximately $1.8 million of termination income related to a default by a 30,000 square foot law firm tenant in one of our New York City properties.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $20.9 million for the year ended December 31, 2012 compared to 2011. This increase was primarily due to (1) an increase of approximately $13.4 million, or 5.7% in real estate taxes, which primarily occurred in our Boston, New York and Washington, DC regions, (2) an approximately $3.2 million cumulative non-cash straight-line adjustment for ground rent expense (refer to Note 2 to the Consolidated Financial Statements) and (3) an approximately $4.3 million, or 1.4%, increase in other property operating expenses.

We have modified the presentation of expenses to operate our San Francisco and Princeton regional offices to reflect the growing activity in our San Francisco region and to have a consistent presentation across our company. These expenses, which totaled approximately $7.7 million and $7.5 million for the year ended December 31, 2012 and 2011, respectively, were previously included in Rental Operating Expenses and are now included in General and Administrative Expenses for all periods presented.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $4.3 million, or 1.2%, for the year ended December 31, 2012 compared to 2011.

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

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $49.6 million for the year ended December 31, 2012 compared to 2011, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Rental Revenue for the year ended December 31,
			2012	2011	Change
			(in thousands)
2200 Pennsylvania Avenue	First Quarter, 2011	Third Quarter, 2011	$31,052	$17,656	$13,396
Residences on The Avenue	Second Quarter, 2011	Third Quarter, 2011	16,632	5,632	11,000
The Lofts at Atlantic Wharf	Third Quarter, 2011	Third Quarter, 2011	3,936	985	2,951
Atlantic Wharf—Office	First Quarter, 2011	Fourth Quarter, 2011	49,235	36,775	12,460
510 Madison Avenue	Second Quarter, 2011	Second Quarter, 2012	19,577	7,270	12,307
One Patriots Park	Second Quarter, 2012	Second Quarter, 2012	5,599	8,065	(2,466)

Total			$126,031	$76,383	$49,648

Termination Income

Included in rental revenue above is approximately $2.6 million of termination income for the year ended December 31, 2011 related to lease amendments we signed on July 1, 2011 with the existing tenant at our three-building complex on Sunrise Valley Drive in Reston, Virginia. Under the agreements, the existing tenant terminated early its leases for approximately 523,000 square feet at the complex and was responsible for certain payments to us aggregating approximately $15.7 million. During the year ended December 31, 2011, we recognized approximately $13.1 million of termination income related to these agreements, of which approximately $10.5 million is included within the Development or Redevelopment Portfolio. One of the three buildings, One Patriots Park, has been redeveloped and placed back in-service and is now occupied by a new tenant.

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $20.3 million for the year ended December 31, 2012 compared to 2011, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Real Estate Operating Expenses for the year ended December 31,
			2012	2011	Change
			(in thousands)
2200 Pennsylvania Avenue	First Quarter, 2011	Third Quarter, 2011	$18,307	$11,326	$6,981
Residences on The Avenue	Second Quarter, 2011	Third Quarter, 2011	9,317	4,958	4,359
The Lofts at Atlantic Wharf	Third Quarter, 2011	Third Quarter, 2011	1,675	521	1,154
Atlantic Wharf—Office	First Quarter, 2011	Fourth Quarter, 2011	15,005	10,804	4,201
510 Madison Avenue	Second Quarter, 2011	Second Quarter, 2012	6,223	2,995	3,228
One Patriots Park	Second Quarter, 2012	Second Quarter, 2012	1,364	957	407

Total			$51,891	$31,561	$20,330

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

Properties in Development or Redevelopment Portfolio

At December 31, 2012 and 2011, the Properties in Development or Redevelopment Portfolio consisted primarily of our 250 West 55th Street development project located in New York City and our Two Patriots Park property located in Reston, Virginia.

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

On July 1, 2011, we entered into lease amendments with the existing tenant at our three-building complex on Sunrise Valley Drive in Reston, Virginia, which will be redeveloped as the headquarters for a government related tenant. Under the agreements, the existing tenant terminated early its leases for approximately 523,000 square feet at the complex and was responsible for certain payments to us aggregating approximately $15.7 million. We recognized approximately $13.1 million of such termination income during 2011 of which approximately $2.6 million is included within the Placed In-Service Portfolio. We recognized the remaining approximately $2.6 million during the year ended December 31, 2012. On January 3, 2012, we commenced the redevelopment of our Two Patriots Park property at the complex, which is expected to be completed during the second quarter of 2013. During the year ended December 31, 2011, this building had revenue, excluding the $10.5 million of termination income, of approximately $10.2 million and operating expenses of approximately $1.7 million. During the year ended December 31, 2012, excluding termination income, this building had de minimis revenue and operating expenses. In addition, the decrease in depreciation of approximately $16.7 million is the result of the acceleration of depreciation expense during the year ended December 31, 2011 in conjunction with the redevelopment of this building.

Other Operating Income and Expense Items

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $1.4 million for the year ended December 31, 2012 compared to 2011 due primarily to improvements in revenue per available room (“REVPAR”) and occupancy.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the year ended December 31, 2012 and 2011.

	2012	2011	Percentage Change
Occupancy	78.8%	78.2%	0.8%
Average daily rate	$226.58	$210.45	7.7%
Revenue per available room, REVPAR	$178.66	$164.15	8.8%

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

General and Administrative

General and administrative expenses increased approximately $3.0 million for the year ended December 31, 2012 compared to 2011. We recognized approximately $4.5 million of expense during the first quarter of 2012 in connection with the resignation of E. Mitchell Norville, our Chief Operating Officer, on February 29, 2012. This increase was partially offset by the acceleration of the remaining unrecognized compensation expense totaling approximately $4.3 million associated with the termination of the 2008 OPP Awards during the first quarter of 2011, which did not recur in 2012. The remaining increase was primarily due to (1) an approximately $3.0 million increase related to the issuance of the 2012 OPP Awards and non-qualified stock options and (2) an approximately $1.5 million increase in the value of our deferred compensation plan, partially offset by an approximately $1.7 million decrease in other general and administrative expenses, which includes a decrease in compensation expense.

We have modified the presentation of expenses to operate our San Francisco and Princeton regional offices to reflect the growing activity in our San Francisco region and to have a consistent presentation across our company. These expenses, which totaled approximately $7.7 million and $7.5 million for the year ended December 31, 2012 and 2011, respectively, were previously included in Rental Operating Expenses and are now included in General and Administrative Expenses for all periods presented.

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

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the year ended December 31, 2012 compared to 2011, income from unconsolidated joint ventures decreased by approximately $36.8 million. This decrease was primarily due to the sale of Two Grand Central Tower during the year ended December 31, 2011, in which we recognized a gain of approximately $46.2 million, partially offset by an increase of approximately $2.0 million in our share of the net income from 767 Fifth Avenue (The General Motors Building) and an increase of approximately $7.4 million in our share of net income from our other unconsolidated joint ventures. The increase at 767 Fifth Avenue (The General Motors Building) was primarily due to a lease termination agreement with an existing tenant and lower amortization expense of approximately $6.7 million due to expiring leases. Under that agreement, the tenant terminated early its lease for approximately 36,000 square feet at the building and is responsible for certain payments aggregating approximately $28.4 million through May 1, 2014 (of which our share is approximately $17.0 million). As a result of the termination, we recognized termination income totaling approximately $11.8 million (which is net of the write-off of the accrued straight-line rent balance) during the year ended December 31, 2012. This increase was partially offset by a decrease in “above-” and “below-market” lease income of approximately $13.8 million and accrued straight-line rent of approximately $2.7 million at 767 Fifth Avenue (The General Motors Building).

On October 25, 2011, an unconsolidated joint venture in which we have a 60% interest completed the sale of Two Grand Central Tower located in New York City for approximately $401.0 million, including the assumption by the buyer of approximately $176.6 million of mortgage indebtedness. Net cash proceeds totaled approximately $210.0 million, of which our share was approximately $126.0 million, after the payment of transaction costs of approximately $14.4 million. Two Grand Central Tower is an approximately 650,000 net rentable square foot Class A office tower. The unconsolidated joint venture’s carrying value of the net assets of the property aggregated approximately $427.1 million. As a result, pursuant to the provisions of ASC 360 “Property, Plant and Equipment” (“ASC 360”), the unconsolidated joint venture recognized a non-cash impairment loss and loss on sale of real estate aggregating approximately $40.5 million during the year ended December 31, 2011, which is equal to the difference between (1) the sale price less cost to sell and (2) the carrying value of the net assets of the property. Separately, in 2008 we had recognized an impairment loss on our investment in the unconsolidated joint venture totaling approximately $74.3 million under the provisions of ASC 323 “Investments-Equity Method and Joint Ventures” (“ASC 323”). As a result, we recognized a gain on sale of real estate totaling approximately $46.2 million, which is included within income from unconsolidated joint ventures on our Consolidated Statements of Operations.

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

Losses from Early Extinguishments of Debt

Losses from early extinguishments of debt increased by approximately $3.0 million for the year ended December 31, 2012 compared to 2011. This increase is related to the following transactions that occurred during the years ended December 31, 2012 and 2011:

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

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $19.4 million for the year ended December 31, 2012 compared to 2011 as detailed below:

Component	Change in interest expense for the year ended December 31, 2012 compared to December 31, 2011
(in thousands)
Increases to interest expense due to:
Issuance by our Operating Partnership of $850 million in aggregate principal of 3.700% senior notes due 2018 on November 10, 2011	$27,213
New mortgages/properties placed in-service/acquisition financings	23,490
Issuance by our Operating Partnership of $1.0 billion in aggregate principal of 3.850% senior notes due 2023 on June 11, 2012	21,501
Decrease in capitalized interest due to properties being placed in-service	3,890
Other interest expense (excluding senior notes) partially offset by principal amortization of continuing debt	853

Total increases to interest expense	$76,947

Decreases to interest expense due to:
Repayment of mortgage financings	$(22,468)
Repurchases/redemption of $576.2 million in aggregate principal of 2.875% exchangeable senior notes due 2037	(17,912)
Interest expense associated with the accretion of the adjustment for the equity component allocation of our unsecured exchangeable debt	(9,734)
Redemption of $225.0 million in aggregate principal of 6.25% unsecured senior notes due 2013	(6,136)
Interest on our Operating Partnership’s Unsecured Line of Credit	(1,260)

Total decreases to interest expense	$(57,510)

Total change in interest expense	$19,437

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

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships increased by approximately $2.2 million for the year ended December 31, 2012 compared to 2011. Noncontrolling interests in property partnerships consisted of the outside owners’ equity interest in the income from our 505 9th Street and Fountain Square properties as of December 31, 2012 and only 505 9th Street as of December 31, 2011.

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

Noncontrolling Interest—Common Units of the Operating Partnership

Noncontrolling interest-common units of the Operating Partnership decreased by approximately $5.0 million for the year ended December 31, 2012 compared to 2011 due to a decrease in allocable income and a decrease in the noncontrolling interest’s ownership percentage.

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

The following table presents information on properties under construction as of December 31, 2013 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Square feet	Investment to Date(1)	Estimated Total Investment(1)	Percentage Leased(2)
Office
Annapolis Junction Building Seven (50% ownership) (3)	First Quarter, 2015	Annapolis, MD	1	125,000	$11,580	$17,500	100%
680 Folsom Street (4)	Third Quarter, 2015	San Francisco, CA	2	524,509	279,923	340,000	96%
250 West 55th Street(5)	Fourth Quarter, 2015	New York, NY	1	989,000	840,317	1,050,000	61%
804 Carnegie Center	First Quarter, 2016	Princeton, NJ	1	130,000	1,970	40,410	100%
535 Mission Street	Third Quarter, 2016	San Francisco, CA	1	307,000	113,275	215,000	—%
601 Massachusetts Avenue	Fourth Quarter, 2017	Washington, DC	1	478,000	155,310	360,760	79%
Transbay Tower (95% ownership) (6)	N/A	San Francisco, CA	1	N/A	244,082	340,000	N/A

Total Office Properties under Construction			8	2,553,509	$1,646,457	$2,363,670	68%

Residential
The Avant at Reston Town Center (359 units) (7)	Fourth Quarter, 2015	Reston, VA	1	355,327	$109,194	$137,250	21%

Total Properties under Construction			9	2,908,836	$1,755,651	$2,500,920	63%

(1)	Represents our share. Includes net revenue during lease up period, acquisition expenses and approximately $53.9 million of construction cost and leasing commission accruals.
(2)	Represents percentage leased as of February 21, 2014, includes leases with future commencement dates.
(3)	This development project has a construction loan.
(4)	As of February 21, 2014, this property was 1% placed in-service.
(5)	Investment to Date excludes approximately $24.8 million of costs that were expensed in prior periods in connection with the suspension of development activities. Estimated Total Investment includes approximately $230 million of interest capitalization. As of February 21, 2014, this property was 6% placed in-service.
(6)	On March 26, 2013, the joint venture completed the acquisition of a land parcel in San Francisco which will support a 60-story, 1.4 million square foot office tower known as Transbay Tower. The Estimated Total Investment represents only the cost to build to grade.
(7)	The square footage amount includes approximately 26,000 square feet of retail space that is 100% leased. As of February 21, 2014, this property was fully placed in-service.

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

Since January 1, 2013, we raised net proceeds of approximately $1.4 billion in the capital markets. Specifically, we issued $200 million of 5.25% Series B Cumulative Redeemable Preferred Stock, and our Operating Partnership issued $500 million aggregate principal amount of 3.125% senior unsecured notes due 2023 and $700 million aggregate principal amount of 3.800% senior unsecured notes due 2024. In addition, we repaid approximately $65 million of secured debt, and we redeemed/repurchased our Operating Partnership’s $450 million 3.75% exchangeable senior notes due 2036 and repaid $747.5 million of our Operating Partnership’s 3.625% exchangeable senior notes due February 2014 and our Operating Partnership redeemed 861,400 Series Four Preferred Units at a redemption price of $50.00 per unit plus accrued and unpaid distributions. In addition, we refinanced the loans secured by 540 Madison Avenue and 500 North Capitol Street, which aggregate approximately $225 million (of which our share is approximately $104 million), obtained $22 million of construction financing for our Annapolis Junction Building Seven development project and exercised an option to extend the maturity date on an approximately $14 million loan for our Annapolis Junction Building Six property (of which our share is approximately $7 million). On July 26, 2013, our Operating Partnership amended and restated the revolving credit agreement governing its Unsecured Line of Credit, which, among other things, (1) increased the total commitment from $750.0 million to $1.0 billion, (2) extended the maturity date from June 24, 2014 to July 26, 2018 and (3) reduced per annum variable rates and other fees.

The completion of our ongoing developments, through 2017, has remaining costs to fund of approximately $0.7 billion. We have approximately $77 million of secured debt (of which our share is approximately $70 million) expiring through the end of 2014. We believe that our strong liquidity, including available cash as of February 21, 2014 of approximately $0.9 billion, the approximately $989.4 million available under our Operating Partnership’s Unsecured Line of Credit and proceeds from potential asset sales provide sufficient capacity to meet our debt obligations and fund our remaining capital requirements on existing development projects, our foreseeable potential development activity and pursue additional attractive investment opportunities. Given the relatively low interest rates currently available to us in the debt markets, we may seek to enhance our liquidity in the future, which may result in us carrying additional cash and cash equivalents pending our Operating Partnership’s use of the proceeds. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase unsecured senior notes and unsecured exchangeable senior notes for cash in open market purchases or privately negotiated transactions, or both. We will evaluate any such potential transactions in light of then-existing market conditions, taking into account the trading prices of the notes, our current liquidity and prospects for future access to capital.

REIT Tax Distribution Considerations

Dividend

As a REIT we are subject to a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our annual taxable income. Our policy is to distribute at least 100% of our taxable income to avoid paying federal tax. On December 2, 2013, we announced that our Board of Directors declared a special cash dividend of $2.25 per common share payable on January 29, 2014 to shareholders of record as of the close of business on December 31, 2013. The decision to declare a special dividend was primarily a result of the sale of a 45% interest in our Times Square Tower property in October 2013. The Board of Directors did not make any change in our policy with respect to regular quarterly dividends. Holders of common units of limited partnership interest in Boston Properties Limited Partnership, our Operating Partnership, as of the close of business on December 31, 2013 received the same distribution on January 29, 2014. On November 8, 2012, our Board of Directors increased our quarterly dividend from $0.55 per common share to $0.65 per common share. Our Board of Directors will continue to evaluate our dividend rate in light of our actual and projected taxable income, liquidity requirements and other circumstances, and there can be no assurance that the future dividends declared by our Board of Directors will not differ materially.

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

Cash and cash equivalents were approximately $2.4 billion and $1.0 billion at December 31, 2013 and 2012, respectively, representing an increase of approximately $1.4 billion. The following table sets forth changes in cash flows:

	Year ended December 31,
	2013	2012	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$777,926	$642,949	$134,977
Net cash used in investing activities	(532,640)	(1,278,032)	745,392
Net cash provided by (used in) financing activities	1,077,873	(146,147)	1,224,020

Our principal source of cash flow is related to the operation of our office properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 6.6 years with occupancy rates historically in the range of 91% to 94%. Our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties, secured and unsecured borrowings and equity offerings.

Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the year ended December 31, 2013 and 2012 consisted primarily of funding our development projects and the acquisitions of 453 Ravendale Drive, 100 Federal Street, Fountain Square, 680 Folsom Street, 535 Mission Street and the Mountain View Research and Technology Parks and the Transbay Tower and Reston, Virginia land parcels, offset by cash from the disposition of 10 & 20 Burlington Mall Road, One Preserve Parkway, 1301 New York Avenue, 303 Almaden Boulevard and Bedford Business Park, as detailed below:

	Year ended December 31,
	2013	2012
	(in thousands)
Acquisitions of real estate	$(522,900)	$(788,052)
Construction in progress	(396,835)	(356,397)
Building and other capital improvements	(73,821)	(49,943)
Tenant improvements	(105,425)	(139,662)
Proceeds from sales of real estate	250,078	61,963
Cash recorded upon consolidation	79,468	—
Issuance of notes receivable, net	12,491	(2,049)
Capital contributions to unconsolidated joint ventures	—	(6,214)
Capital distributions from unconsolidated joint ventures	225,862	3,557
Investments in securities, net	(1,558)	(1,235)

Net cash used in investing activities	$(532,640)	$(1,278,032)

Cash used in investing activities changed primarily due to the following:

•	On March 1, 2012, we acquired 453 Ravendale Drive located in Mountain View, California for a purchase price of approximately $6.7 million in cash.

•	On March 13, 2012, we acquired 100 Federal Street in Boston, Massachusetts for an aggregate investment of approximately $615.0 million in cash.

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

•

Construction in progress for the year ended December 31, 2012 includes expenditures associated with our 510 Madison Avenue and One Patriots Park developments, which were fully placed in-service during the year ended December 31, 2012. In addition, we incurred costs associated with the continued development and redevelopment of Two Patriots Park, Seventeen Cambridge Center, The Avant at Reston Town Center, the Cambridge Center Connector, 250 West 55th Street and 680 Folsom Street. Construction in progress for the year ended December 31, 2013 includes ongoing expenditures associated with our Two Patriots Park and Seventeen Cambridge Center properties and the Cambridge Center Connector, which were fully placed in-service during the year ended December 31, 2013. In addition, we incurred costs associated with our continued development of The Avant at Reston Town Center, 250 West 55th Street, 680 Folsom Street, 535 Mission Street, 601 Massachusetts Avenue, 804 Carnegie Center and Transbay Tower.

•

Our capital expenditures for the year ended December 31, 2013 and 2012 were approximately $73.6 million and $47.0 million, respectively. Included in our 2013 amount is approximately $15.8 million of non-recurring capital expenditures related to our repositioning of Bay Colony Corporate Center in Waltham, Massachusetts.

•	Tenant improvement costs decreased by approximately $34.2 million due to the completion of large tenant projects in 2012.

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

•

On August 22, 2013, we completed the sale of our 1301 New York Avenue property located in Washington, DC for a net contract sale price of approximately $121.7 million. After adjusting for outstanding lease and other transaction costs assumed by the buyer, the gross sale price was approximately $135.0 million. Net cash proceeds totaled approximately $121.5 million.

•

On December 20, 2013, we completed the sale of our 10 & 20 Burlington Mall Road property located in Burlington, Massachusetts for a sale price of approximately $30.0 million. Net cash proceeds totaled approximately $29.4 million.

•

On December 20, 2013, we completed the sale of our One Preserve Parkway property located in Rockville, Maryland for a sale price of approximately $61.3 million. Net cash proceeds totaled approximately $59.9 million, resulting in a gain on sale of approximately $5.9 million.

•	We recorded approximately $79.5 million of cash upon consolidating the joint venture that owns 767 Fifth Avenue (the General Motors Building) (See Note 3 to the Consolidated Financial Statements).

•

Capital distributions from unconsolidated joint ventures increased by approximately $222.3 million due to the sale of the Eighth Avenue and 46th Street project and 125 West 55th Street in New York City and the Value-Added Fund selling Mountain View Research and Technology Parks.

Cash provided by financing activities for the year ended December 31, 2013 totaled approximately $1.1 billion. This consisted primarily of us selling a 45% ownership interest in our Time Square Tower building in New York City, us issuing $200 million of 5.25% Series B Cumulative Redeemable Preferred Stock, the issuance by our Operating Partnership of $500 million aggregate principal amount of 3.125% senior unsecured notes due 2023 and the issuance by our Operating Partnership of $700 million aggregate principal amount of 3.800% senior unsecured notes due 2024, partially offset by the redemption of our Operating Partnership’s $450 million 3.75% exchangeable senior notes due 2036, which were redeemable in May 2013, the redemption of Series Four Preferred Units, the payments of dividends and distributions to our shareholders and the unitholders of our Operating Partnership and the repayment of mortgage notes payable. Future debt payments are discussed below under the heading “Capitalization—Debt Financing.”

Capitalization

At December 31, 2013, our total consolidated debt was approximately $11.3 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 4.60% (with a coupon/stated rate of 4.93%) and the weighted-average maturity was approximately 5.4 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $28.7 billion at December 31, 2013. Our total consolidated market capitalization was calculated using the December 31, 2013 closing stock price of $100.37 per common share and the following: (1) 152,983,101 shares of our common stock, (2) 15,583,370 outstanding common units of partnership interest in our Operating Partnership (excluding common units held by us), (3) an aggregate of 874,168 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest in our Operating Partnership, (4) an aggregate of 1,455,761 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, (5) 360,126 Series Four Preferred Units of partnership interest in our Operating Partnership multiplied by the fixed liquidation preference of $50 per unit, (6) 80,000 shares (8,000,000 depositary shares, each representing 1/100th of a share), of our 5.25% Series B Cumulative Redeemable Preferred Stock, at a price of $2,500 per share ($25 per depositary share) and (7) our consolidated debt totaling approximately $11.3 billion. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at December 31, 2013, represented approximately 39.50% of our total consolidated market capitalization.

Following the consolidation of 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building)), effective June 1, 2013, our consolidated debt increased significantly compared to prior periods even though our economic interest in 767 Venture, LLC remained substantially unchanged. As a result, we believe the presentation of total adjusted debt may provide investors with a more complete picture of our share of consolidated and unconsolidated debt. Total adjusted debt is defined as our total consolidated debt, plus our share of unconsolidated joint venture debt, minus our joint venture partners’ share of consolidated debt, and was approximately $10.8 billion at December 31, 2013. In addition, in light of the difference between our total consolidated debt and our total adjusted debt, we believe that also presenting our total adjusted debt to total adjusted market capitalization ratio may provide investors with a more complete picture of our leverage in relation to the overall size of our company. The calculation of the total adjusted debt to total adjusted market capitalization ratio is the same as consolidated debt to total consolidated market capitalization ratio except that the total adjusted debt balance is used in lieu of the total consolidated debt balance. Our total adjusted debt at December 31, 2013, represented approximately 38.31% of our total adjusted market capitalization.

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

Debt Financing

As of December 31, 2013, we had approximately $11.3 billion of outstanding consolidated indebtedness, representing approximately 39.50% of our total consolidated market capitalization as calculated above consisting of approximately (1) $5.836 billion (net of discount) in publicly traded unsecured senior notes (excluding exchangeable senior notes) having a weighted-average interest rate of 4.44% per annum and maturities in 2015, 2018, 2019, 2020, 2021, 2023 and 2024; (2) $744.9 million (net of discount and the adjustment for the equity component allocation) of exchangeable senior notes having a GAAP interest rate of 6.555% per annum (an effective rate of 4.037%, excluding the effect of the adjustment for the equity component allocation) and maturing in 2014; (3) $4.4 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 4.31% per annum and weighted-average term of 4.2 years and (4) $0.3 million of mezzanine notes payable associated with 767 Fifth Avenue (the General Motors Building), having a GAAP interest rate of 5.53% per annum and maturing in 2017. The table below summarizes our mortgage and mezzanine notes payable, our unsecured senior notes and our Unsecured Line of Credit at December 31, 2013 and December 31, 2012:

	2013	2012
	(Dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable	$4,449,734	$3,102,485
Variable rate mortgage notes payable	—	—
Unsecured senior notes, net of discount	5,835,854	4,639,528
Unsecured exchangeable senior notes, net of discount and adjustment for the equity component allocation	744,880	1,170,356
Unsecured Line of Credit	—	—
Mezzanine notes payable	311,040	—

Total	$11,341,508	$8,912,369

Percent of total debt:
Fixed rate	100.00%	100.00%
Variable rate	—%	—%

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	4.60%	5.13%
Variable rate	—%	—%

Total	4.60%	5.13%

Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	4.93%	4.89%
Variable rate	—%	—%

Total	4.93%	4.89%

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

As of December 31, 2013, we had no borrowings and outstanding letters of credit totaling approximately $10.6 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $989.4 million. As of February 21, 2014, we had no borrowings and outstanding letters of credit totaling approximately $10.6 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $989.4 million.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of December 31, 2013 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
12 Year Unsecured Senior Notes	5.625%	5.693%	$300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024

Total principal			5,850,000
Net unamortized discount			(14,146)

Total			$5,835,854

(1)	Yield on issuance date including the effects of discounts on the notes and the amortization of financing costs.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (1) 100% of their principal amount or (2) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 20 basis points in the case of the $500 million of notes that mature on September 1, 2023, 25 basis points in the case of the $250 million and $700 million of notes that mature on June 1, 2015 and February 1, 2024, respectively, 40 basis points in the case of the $700 million of notes that mature on October 15, 2019 and 30 basis points in the case of the $700 million and $850 million of notes that mature on November 15, 2020 and May 15, 2021, respectively), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our unsecured senior notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of December 31, 2013, we believe we were in compliance with each of these financial restrictions and requirements.

Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of December 31, 2013 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.6974	(2)	$747,500	N/A	February 15, 2014
Net unamortized discount					(182)
Adjustment for the equity component allocation, net of accumulated amortization					(2,438)

Total					$744,880

(1)	Yield on issuance date including the effects of discounts on the notes but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of our common stock). In addition, we entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions were intended to increase the effective exchange price to us of the notes from $117.58 to approximately $137.17 per share (subject to adjustment), representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of our common stock. The net cost of the capped call transactions was approximately $44.4 million. In connection with the special dividend declared on November 27, 2013, the exchange rate of 8.5051 was adjusted to 8.6974 shares per $1,000 principal amount of notes effective as of December 31, 2013, resulting in an exchange price of approximately $114.98 per share of our common stock. As of December 31, 2013, the effective exchange price was $130.21 per share. Our Operating Partnership repaid the notes on February 18, 2014 (Refer to Note 20 of the Consolidated Financial Statements).

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgage notes payable at December 31, 2013:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
767 Fifth Avenue (the General Motors Building)	5.95%	2.44%	$1,300,000	$163,143	$1,463,143	(1)(2)(3)(4)	October 7, 2017
599 Lexington Avenue	5.57%	5.41%	750,000	—	750,000	(4)(5)	March 1, 2017
601 Lexington Avenue	4.75%	4.79%	722,253	—	722,253		April 10, 2022
John Hancock Tower	5.68%	5.05%	640,500	12,433	652,933	(1)(4)(6)	January 6, 2017
Embarcadero Center Four	6.10%	7.02%	360,133	—	360,133	(7)	December 1, 2016
Fountain Square	5.71%	2.56%	211,250	15,354	226,604	(1)(4)(8)	October 11, 2016
505 9th Street	5.73%	5.87%	121,360	—	121,360	(8)	November 1, 2017
New Dominion Tech Park, Bldg. Two	5.55%	5.58%	63,000	—	63,000	(4)	October 1, 2014
New Dominion Tech Park, Bldg. One	7.69%	7.84%	43,278	—	43,278		January 15, 2021
Kingstowne Two and Retail	5.99%	5.61%	33,064	274	33,338	(1)	January 1, 2016
University Place	6.94%	6.99%	13,692	—	13,692		August 1, 2021

Total			$4,258,530	$191,204	$4,449,734

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	This property is owned by a consolidated joint venture in which we have a 60% interest.
(3)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of December 31, 2013, the maximum funding obligation under the guarantee was approximately $24.1 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(4)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(5)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount is reducing our GAAP interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum.
(6)	In connection with the mortgage financing we have agreed to guarantee approximately $15.9 million related to our obligation to provide funds for certain tenant re-leasing costs.
(7)	On November 13, 2008, we closed on an eight-year, $375.0 million mortgage loan collateralized by this property. The mortgage loan bears interest at a fixed rate of 6.10% per annum. Under our interest rate hedging program, we are reclassifying into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss resulting in an effective interest rate of 7.02% per annum.
(8)	This property is owned by a consolidated joint venture in which we have a 50% interest.

Contractual aggregate principal payments of mortgage notes payable at December 31, 2013 are as follows:

Year	Principal Payments
(in thousands)
2014	$87,759
2015	26,182
2016	608,879
2017	2,821,750
2018	18,633
Thereafter	695,327

Mezzanine Notes Payable

The following represents the outstanding principal balances due under the mezzanine notes payable at December 31, 2013:

Property Debt is Associated With	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount	Maturity Date
			(Dollars in thousands)
767 Fifth Avenue (the General Motors Building)	6.02%	5.53%	$306,000	$5,040	$311,040(1)(2)(3)	October 7, 2017

(1)	GAAP interest rate differs from the stated interest rate due to adjustments required to reflect loans at their fair values upon acquisition or consolidation. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	This property is owned by a consolidated joint venture in which we have a 60% interest.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.

Outside Members’ Notes Payable

In conjunction with the consolidation of 767 Fifth Avenue (the General Motors Building), we recorded loans payable to the joint venture’s partners totaling $450.0 million and related accrued interest payable totaling approximately $175.8 million. The member loans bear interest at a fixed rate of 11.0% per annum and mature on June 9, 2017. We have eliminated in consolidation our member loan totaling $270.0 million and our share of the related accrued interest payable of approximately $114.5 million at December 31, 2013. The remaining notes payable to the outside joint venture partners and related accrued interest payable totaling $180.0 million and approximately $76.4 million as of December 31, 2013 have been reflected as Outside Members’ Notes Payable and within Accrued Interest Payable, respectively, on our Consolidated Balance Sheets. The related interest expense from the Outside Members’ Notes Payable totaling approximately $16.0 million for the period from May 31, 2013 through December 31, 2013 is fully allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our indebtedness, which bears interest at fixed and variable rates. The fair value of our debt obligations are affected by changes in the market interest rates. We manage our market risk by matching long-term leases with long-term, fixed-rate, non-recourse debt of similar duration. We continue to follow a conservative strategy of generally pre-leasing development projects on a long-term basis to creditworthy tenants in order to achieve the most favorable construction and permanent financing terms. All of our outstanding debt, excluding our unconsolidated joint ventures, has fixed interest rates, which minimizes the interest rate risk through the maturity of such outstanding debt. We also manage our market risk by entering into hedging arrangements with financial institutions. Our primary objectives when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure and to fix a portion of the interest rate for anticipated financing and refinancing transactions. This in turn, reduces the risks that the variability of cash flows imposes on variable rate debt. Our strategy mitigates against future increases in our interest rates.

At December 31, 2013 our weighted-average coupon/stated rate on all of our outstanding debt, all of which had a fixed interest rate, was 4.93% per annum. At December 31, 2013, we had no outstanding variable rate debt. The weighted-average coupon/stated rate for our senior notes and unsecured exchangeable debt was 4.44% and 3.63%, respectively.

Funds from Operations

Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of NAREIT, we calculate Funds from Operations, or FFO, by adjusting net income (loss) attributable to Boston Properties, Inc. (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, impairment losses on depreciable real estate of consolidated real estate, impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. FFO is a non-GAAP financial measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses on depreciable real estate of consolidated real estate, impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. Amount represents our share, which was 89.99%, 89.48%, 88.57%, 87.25% and 86.57% for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively, after allocation to the noncontrolling interests in the Operating Partnership.

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

The following table presents a reconciliation of net income attributable to Boston Properties, Inc. to FFO and FFO, as adjusted, for the years ended December 31, 2013, 2012, 2011, 2010 and 2009:

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net income attributable to Boston Properties, Inc.	$741,754	$289,650	$272,679	$159,072	$231,014
Add:
Preferred dividends	8,057	—	—	—	—
Noncontrolling interest in discontinued operations—common units of the Operating Partnership	14,151	5,075	1,243	1,290	532
Noncontrolling interest—common units of the Operating Partnership	70,085	30,125	35,007	22,809	35,002
Noncontrolling interest in gains on sales of real estate—common units of the Operating Partnership	—	—	—	349	1,579
Noncontrolling interest—redeemable preferred units of the Operating Partnership	6,046	3,497	3,339	3,343	3,594
Noncontrolling interests in property partnerships	1,347	3,792	1,558	3,464	2,778
Impairment loss from discontinued operations	3,241	—	—	—	—
Less:
Gain on forgiveness of debt from discontinued operations	20,182	—	—	—	—
Gains on sales of real estate from discontinued operations	112,829	36,877	—	—	—
Income from discontinued operations	8,022	9,806	10,876	10,121	3,958
Gains on sales of real estate	—	—	—	2,734	11,760

Income from continuing operations	703,648	285,456	302,950	177,472	258,781
Add:
Real estate depreciation and amortization (1)	610,352	542,753	541,791	450,546	446,718
Impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures (2)	—	—	—	—	13,555
Income from discontinued operations	8,022	9,806	10,876	10,121	3,958
Less:
Gains on sales of real estate included within income from unconsolidated joint ventures (3)	54,501	248	46,166	572	—
Gains on consolidation of joint ventures (4)	385,991	—	—	—	—
Noncontrolling interests in property partnerships’ share of Funds from Operations	33,930	5,684	3,412	6,862	5,513
Noncontrolling interest—redeemable preferred units of the Operating Partnership (5)	4,079	3,497	3,339	3,343	3,594
Preferred dividends	8,057	—	—	—	—

Funds from Operations attributable to the Operating Partnership	835,464	828,586	802,700	627,362	713,905
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of Funds from Operations	84,000	87,167	91,709	80,006	95,899

Funds from Operations attributable to Boston Properties, Inc.	$751,464	$741,419	$710,991	$547,356	$618,006

Our percentage share of Funds from Operations—basic	89.99%	89.48%	88.57%	87.25%	86.57%
Weighted average shares outstanding—basic	152,201	152,120	145,693	139,440	131,050

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $560,637, $445,875, $429,742, $329,749 and $313,444, our share of unconsolidated joint venture real estate depreciation and amortization of $46,214, $90,076, $103,970, $113,945 and $126,943, and depreciation and amortization from discontinued operations of $4,760, $8,169, $9,442, $8,622 and $8,237, less corporate related depreciation and amortization of $1,259, $1,367, $1,363, $1,770 and $1,906, respectively, for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.
(2)	Consists of non-cash impairment losses on our investment in the Value-Added Fund totaling approximately $13.6 million for the year ended December 31, 2009. The non-cash impairment losses on investments in unconsolidated joint ventures included above were driven by measurable decreases in the fair value of depreciable real estate owned by the unconsolidated joint ventures and have been reflected within income from unconsolidated joint ventures in our consolidated statements of operations.

(3)	Consists of the portion of income from unconsolidated joint ventures related to (1) the gain on sale of Eighth Avenue and 46th Street totaling approximately $11.3 million and (2) the gain on sale of 125 West 55th Street totaling approximately $43.2 million for the year ended December 31, 2013. Consists of approximately $0.2 million related to the gain on sale of real estate associated with the sale of 300 Billerica Road for the year ended December 31, 2012. Consists of approximately $46.2 million related to the gain on sale of real estate associated with the sale of Two Grand Central Tower for the year ended December 31, 2011. Consists of approximately $0.6 million related to our share of the gain on sale associated with the sale of our 5.0% equity interest in the unconsolidated joint venture entity that owns the retail portion of the Wisconsin Place mixed-use property for the year ended December 31, 2010.
(4)	The gains on consolidation of joint ventures consisted of (1) 767 Fifth Avenue (The General Motors Building) totaling approximately $359.5 million and (2) our Value-Added Fund’s Mountain View properties totaling approximately $26.5 million during the year ended December 31, 2013.
(5)	Excludes approximately $2.0 million for the year ended December 31, 2013 of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special dividend that was primarily the result of the sale of a 45% interest in our Times Square Tower property.

Reconciliation to Diluted Funds from Operations:

	For the years ended December 31,
	2013		2012		2011		2010		2009
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic Funds from Operations	$835,464	169,126	$828,586	167,769	$802,700	164,486	$627,362	159,821	$713,905	151,386
Effect of Dilutive Securities:
Convertible Preferred Units (1)	3,150	1,221	3,079	1,345	3,339	1,461	3,343	1,461	3,594	1,461
Stock based compensation and exchangeable senior notes	—	320	—	591	—	525	—	618	—	462

Diluted Funds from Operations	$838,614	170,667	$831,665	169,705	$806,039	166,472	$630,705	161,900	$717,499	153,309
Less: Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	83,167	16,925	86,493	17,649	90,992	18,793	79,400	20,382	95,174	20,336

Diluted Funds from Operations attributable to Boston Properties, Inc. (2)	$755,447	153,742	$745,172	152,056	$715,047	147,679	$551,305	141,518	$622,325	132,973

(1)	Excludes approximately $2.0 million for the year ended December 31, 2013 of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special dividend that was primarily the result of the sale of a 45% interest in our Times Square Tower property.
(2)	Our share of diluted Funds from Operations was 90.08%, 89.60%, 88.71%, 87.41% and 86.74% for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

Net Operating Income

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc., the most directly comparable GAAP financial measure, plus net income attributable to noncontrolling interests, impairment loss from discontinued operations, losses (gains) from early extinguishments of debt, interest expense, depreciation and amortization, suspension of development, impairment loss, transaction costs and general and administrative expense, less gain on forgiveness of debt from discontinued operations, gains on sales of real estate from discontinued operations, income from discontinued operations, gains on sales of real estate, gains (losses) from investments in securities, interest and other income, gains on consolidation of joint ventures, income from unconsolidated joint ventures and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

The following sets forth a reconciliation of NOI to net income attributable to Boston Properties, Inc. for the fiscal years 2009 through 2013.

	Years ended December 31,
	2013	2012	2011	2010	2009
Net operating income	$1,334,441	$1,145,918	$1,090,590	$969,186	$949,595
Add:
Development and management services income	29,695	34,060	33,406	41,202	34,849
Income from unconsolidated joint ventures	75,074	49,078	85,896	36,774	12,058
Gains on consolidation of joint ventures	385,991	—	—	—	—
Interest and other income	8,310	10,091	5,358	7,332	4,050
Gains (losses) from investments in securities	2,911	1,389	(443)	935	2,434
Gains on sales of real estate	—	—	—	2,734	11,760
Income from discontinued operations	8,022	9,806	10,876	10,121	3,958
Gains on sales of real estate from discontinued operations	112,829	36,877	—	—	—
Gain on forgiveness of debt from discontinued operations	20,182	—	—	—	—
Less:
General and administrative	115,329	90,129	87,101	87,459	83,512
Transaction costs	1,744	3,653	1,987	2,876	—
Impairment loss	8,306	—	—	—	—
Suspension of development	—	—	—	(7,200)	27,766
Depreciation and amortization	560,637	445,875	429,742	329,749	313,444
Interest expense	446,880	410,970	391,533	375,403	318,989
Losses (gains) from early extinguishments of debt	(122)	4,453	1,494	89,670	494
Impairment loss from discontinued operations	3,241	—	—	—	—
Noncontrolling interests in property partnerships	1,347	3,792	1,558	3,464	2,778
Noncontrolling interest—redeemable preferred units of the Operating Partnership	6,046	3,497	3,339	3,343	3,594
Noncontrolling interest in gains on sales of real estate—common units of the Operating Partnership	—	—	—	349	1,579
Noncontrolling interests—common units of the Operating Partnership	70,085	30,125	35,007	22,809	35,002
Noncontrolling interest in discontinued operations—common units of the Operating Partnership	14,151	5,075	1,243	1,290	532

Net income attributable to Boston Properties, Inc.	$749,811	$289,650	$272,679	$159,072	$231,014

Contractual Obligations

As of December 31, 2013, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	Total	2014	2015	2016	2017	2018	Thereafter
	(Dollars in thousands)
Contractual Obligations:
Long-term debt
Mortgage debt(1)	$5,588,733	$345,034	$279,078	$856,050	$3,253,650	$53,271	$801,650
Unsecured senior notes(1)	7,617,777	257,113	792,425	227,738	227,738	1,077,738	5,035,025
Exchangeable senior notes(1)(2)	761,048	761,048	—	—	—	—	—
Unsecured line of credit(1)	—	—	—	—	—	—	—
Ground leases	967,771	13,184	13,507	13,732	13,963	14,198	899,187
Tenant obligations(3)(4)	156,954	124,759	28,704	2,440	1,034	—	17
Construction contracts on development projects(4)	653,227	403,666	212,842	35,017	1,702	—	—
Other obligations	2,221	473	73	1,363	73	73	166

Total Contractual Obligations	$15,747,731	$1,905,277	$1,326,629	$1,136,340	$3,498,160	$1,145,280	$6,736,045

(1)	Amounts include principal and interest payments.
(2)	Debt was repaid on February 18, 2014. Refer to Footnote 20 of the Consolidated Financial Statements.
(3)	Committed tenant-related obligations based on executed leases as of December 31, 2013 (tenant improvements and lease commissions).
(4)	Includes 100% of the obligations for our consolidated joint ventures and only our share for the unconsolidated joint ventures.

We have various standing or renewable service contracts with vendors related to our property management. In addition, we have certain other contracts we enter into in the ordinary course of business that may extend beyond one year. These contracts are not included as part of our contractual obligations because they include terms that provide for cancellation with insignificant or no cancellation penalties. Contract terms are generally between three to five years.

During 2013, we paid approximately $161.9 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $172 million of new tenant-related obligations associated with approximately 4.6 million square feet of second generation leases, or approximately $38 per square foot. In addition, we signed leases for approximately 545,000 square feet at our development properties. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during 2013, we signed leases for approximately 5.1 million square feet of space and incurred aggregate tenant-related obligations of approximately $226 million, or approximately $44 per square foot.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 25% to 60%. Six of these joint ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At December 31, 2013, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $749.7 million (of which our proportionate share is approximately $329.2 million). The table below summarizes the outstanding debt of these joint venture properties at December 31, 2013. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount			Maturity Date
	(Dollars in thousands)
540 Madison Avenue	60%	1.67%	1.84%	$120,000	(2	)(3)	June 5, 2018
Metropolitan Square	51%	5.75%	5.81%	173,703			May 5, 2020
Market Square North	50%	4.85%	4.91%	129,678			October 1, 2020
Annapolis Junction Building One	50%	1.92%	2.08%	41,272	(4)		March 31, 2018
Annapolis Junction Building Six	50%	1.82%	2.01%	13,993	(2	)(5)	November 17, 2014
Annapolis Junction Building Seven	50%	1.83%	2.39%	12,433	(2	)(6)	April 4, 2016
500 North Capitol Street	30%	4.15%	4.19%	105,000	(2)		June 6, 2023
901 New York Avenue	25%	5.19%	5.27%	153,653			January 1, 2015

Total				$749,732

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges.
(2)	The loan requires interest only payments with a balloon payment due at maturity.
(3)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum.
(4)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on March 31, 2018 with one, three-year extension option, subject to certain conditions.
(5)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on November 17, 2014 with a one-year extension option, subject to certain conditions.
(6)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on April 4, 2016 with two, one-year extension option, subject to certain conditions.

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

Reclassifications and Adoption of New Accounting Pronouncements

We have modified the presentation of expenses to operate its San Francisco and Princeton regional offices to reflect the growing activity in its San Francisco region and to have a consistent presentation across our company. These expenses, which totaled approximately $8.1 million, $7.7 million and $7.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, were previously included in Rental Operating Expenses and are now included in General and Administrative Expenses for all periods presented.

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

For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. Our adoption of ASU No. 2013-02 did not have a material impact on our consolidated financial statements.

Inflation

Substantially all of our leases provide for separate real estate tax and operating expense escalations over a base amount. In addition, many of our leases provide for fixed base rent increases or indexed increases. We believe that inflationary increases in costs may be at least partially offset by the contractual rent increases and operating expense escalations.

Item	7A—Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2013, approximately $11.3 billion of our consolidated borrowings bore interest at fixed rates and none of our consolidated borrowings bore interest at variable rates. The fair value of these instruments is affected by changes in market interest rates. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, refer to Note 5 to the Consolidated Financial Statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2014	2015	2016	2017	2018	2019+	Total	Estimated Fair Value
	(Dollars in thousands) Mortgage debt
Fixed Rate	$140,251	$80,070	$659,511	$2,855,942	$18,633	$695,327	$4,449,734	$4,545,283
Average Interest Rate	5.66%	5.87%	5.29%	3.90%	5.52%	4.94%	4.31%
Variable Rate	—	—	—	—	—	—	—	—

	Mezzanine debt
Fixed Rate	$1,244	$1,314	$1,389	$307,093	$—	$—	$311,040	$311,064
Average Interest Rate	—	—	—	5.53%	—	—	5.53%
Variable Rate	—	—	—	—	—	—	—	—

	Unsecured debt
Fixed Rate	$—	$549,703	$—	$—	$848,572	$4,437,579	$5,835,854	$6,050,517
Average Interest Rate	—	5.47%	—	—	3.85%	4.53%	4.52%
Variable Rate	—	—	—	—	—	—	—	—

	Unsecured exchangeable debt
Fixed Rate	$747,318	$—	$—	$—	$—	$—	$747,318	$750,266
Adjustment for the equity component allocation	(2,438)	—	—	—	—	—	(2,438)	—

Total Fixed Rate	744,880	—	—	—	—	—	744,880	—
Average Interest Rate	6.56%	—	—	—	—	—	6.56%	—
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$886,375	$631,087	$660,900	$3,163,035	$867,205	$5,132,906	$11,341,508	$11,657,130

At December 31, 2013, the weighted-average coupon/stated rates on all of our outstanding debt, all of which had a fixed interest rate, was 4.93% per annum. At December 31, 2013 we had no outstanding variable rate debt. The weighted-average coupon/stated rates for our unsecured debt and unsecured exchangeable debt were 4.44% per annum and 3.63% per annum, respectively.

The fair value amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.

Additional disclosure about market risk is incorporated herein by reference from “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Market Risk.”

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

As of the end of the Company’s 2013 fiscal year, management conducted assessments of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 114, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Boston Properties, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Properties, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Boston, MA

February 28, 2014

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and par value amounts)

	December 31, 2013	December 31, 2012
ASSETS
Real estate, at cost	$18,978,765	$14,893,328
Less: accumulated depreciation	(3,161,571)	(2,934,160)

Total real estate	15,817,194	11,959,168
Cash and cash equivalents	2,365,137	1,041,978
Cash held in escrows	57,201	55,181
Investments in securities	16,641	12,172
Tenant and other receivables (net of allowance for doubtful accounts of $1,636 and $1,960, respectively)	59,464	69,555
Related party notes receivable	—	282,491
Interest receivable from related party notes receivable	—	104,816
Accrued rental income (net of allowance of $3,636 and $1,571, respectively)	651,603	598,199
Deferred charges, net	884,450	588,235
Prepaid expenses and other assets	184,477	90,610
Investments in unconsolidated joint ventures	126,084	659,916

Total assets	$20,162,251	$15,462,321

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$4,449,734	$3,102,485
Unsecured senior notes (net of discount of $14,146 and $10,472, respectively)	5,835,854	4,639,528
Unsecured exchangeable senior notes (net of discount of $182 and $1,653, respectively)	744,880	1,170,356
Unsecured line of credit	—	—
Mezzanine notes payable	311,040	—
Outside members’ notes payable	180,000	—
Accounts payable and accrued expenses	202,470	199,102
Dividends and distributions payable	497,242	110,488
Accrued interest payable	167,523	72,461
Other liabilities	578,969	324,613

Total liabilities	12,967,712	9,619,033

Commitments and contingencies	—	—

Noncontrolling interests:
Redeemable preferred units of the Operating Partnership	51,312	110,876

Redeemable interest in property partnership	99,609	97,558

Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $.01 par value, 50,000,000 shares authorized; 5.25% Series B cumulative redeemable preferred stock, $.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 and no shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	200,000	—
Common stock, $.01 par value, 250,000,000 shares authorized, 153,062,001 and 151,680,109 issued and 152,983,101 and 151,601,209 outstanding at December 31, 2013 and December 31, 2012, respectively	1,530	1,516
Additional paid-in capital	5,662,453	5,222,073
Dividends in excess of earnings	(108,552)	(109,985)
Treasury common stock at cost, 78,900 shares at December 31, 2013 and December 31, 2012	(2,722)	(2,722)
Accumulated other comprehensive loss	(11,556)	(13,817)

Total stockholders’ equity attributable to Boston Properties, Inc.	5,741,153	5,097,065
Noncontrolling interests:
Common units of the Operating Partnership	576,333	539,753
Property partnerships	726,132	(1,964)

Total equity	7,043,618	5,634,854

Total liabilities and equity	$20,162,251	$15,462,321

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2013	2012	2011
	(in thousands, except for per share amounts)
Revenue
Rental
Base rent	$1,675,412	$1,457,834	$1,376,278
Recoveries from tenants	292,944	228,170	198,083
Parking and other	97,158	89,207	80,496

Total rental revenue	2,065,514	1,775,211	1,654,857
Hotel revenue	40,330	37,915	34,529
Development and management services	29,695	34,060	33,406

Total revenue	2,135,539	1,847,186	1,722,792

Expenses
Operating
Rental	742,956	639,088	572,668
Hotel	28,447	28,120	26,128
General and administrative	115,329	90,129	87,101
Transaction costs	1,744	3,653	1,987
Impairment loss	8,306	—	—
Depreciation and amortization	560,637	445,875	429,742

Total expenses	1,457,419	1,206,865	1,117,626

Operating income	678,120	640,321	605,166
Other income (expense)
Income from unconsolidated joint ventures	75,074	49,078	85,896
Gains on consolidation of joint ventures	385,991	—	—
Interest and other income	8,310	10,091	5,358
Gains (losses) from investments in securities	2,911	1,389	(443)
Interest expense	(446,880)	(410,970)	(391,533)
Gains (losses) from early extinguishments of debt	122	(4,453)	(1,494)

Income from continuing operations	703,648	285,456	302,950
Discontinued operations
Income from discontinued operations	8,022	9,806	10,876
Gains on sales of real estate from discontinued operations	112,829	36,877	—
Gain on forgiveness of debt from discontinued operations	20,182	—	—
Impairment loss from discontinued operations	(3,241)	—	—

Net income	841,440	332,139	313,826
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(1,347)	(3,792)	(1,558)
Noncontrolling interest—redeemable preferred units of the Operating Partnership	(6,046)	(3,497)	(3,339)
Noncontrolling interest—common units of the Operating Partnership	(70,085)	(30,125)	(35,007)
Noncontrolling interest in discontinued operations—common units of the Operating Partnership	(14,151)	(5,075)	(1,243)

Net income attributable to Boston Properties, Inc.	749,811	289,650	272,679
Preferred dividends	(8,057)	—	—

Net income attributable to Boston Properties, Inc. common shareholders	$741,754	$289,650	$272,679

Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Income from continuing operations	$4.06	$1.65	$1.80
Discontinued operations	0.81	0.28	0.07

Net income	$4.87	$1.93	$1.87

Weighted average number of common shares outstanding	152,201	150,120	145,693

Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Income from continuing operations	$4.05	$1.64	$1.80
Discontinued operations	0.81	0.28	0.06

Net income	$4.86	$1.92	$1.86

Weighted average number of common and common equivalent shares outstanding	152,521	150,711	146,218

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2013	2012	2011
	(in thousands)
Net income	$841,440	$332,139	$313,826
Other comprehensive income:
Amortization of interest rate contracts (1)	2,513	2,594	2,595

Other comprehensive income	2,513	2,594	2,595

Comprehensive income	843,953	334,733	316,421
Net income attributable to noncontrolling interests	(91,629)	(42,489)	(41,147)
Other comprehensive income attributable to noncontrolling interests	(252)	(273)	(297)

Comprehensive income attributable to Boston Properties, Inc.	$752,072	$291,971	$274,977

(1)	Amounts reclassified from comprehensive income primarily to interest expense within the Company’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Equity, December 31, 2010	140,199	$1,402	$—	$4,417,162	$(24,763)	$(2,722)	$(18,436)	$591,550	$4,964,193
Redemption of operating partnership units to Common Stock	2,919	29	—	85,469	—	—	—	(85,498)	—
Reallocation of noncontrolling interest	—	—	—	(23,073)	—	—	—	23,073	—
Allocated net income for the year	—	—	—	—	272,679	—	—	37,808	310,487
Dividends/distributions declared	—	—	—	—	(300,996)	—	—	(39,132)	(340,128)
Sale of common stock, net of offering costs	4,660	47	—	438,990	—	—	—	—	439,037
Shares issued pursuant to stock purchase plan	6	—	—	620	—	—	—	—	620
Net activity from stock option and incentive plan	324	3	—	17,289	—	—	—	21,427	38,719
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(2,007)	(2,007)
Amortization of interest rate contracts	—	—	—	—	—	—	2,298	297	2,595

Equity, December 31, 2011	148,108	1,481	—	4,936,457	(53,080)	(2,722)	(16,138)	547,518	5,413,516
Redemption of operating partnership units to common stock	1,111	11	—	34,610	—	—	—	(34,621)	—
Conversion of redeemable preferred units to common units	—	—	—	—	—	—	—	5,852	5,852
Allocated net income for the year	—	—	—	—	289,650	—	—	37,189	326,839
Dividends/distributions declared	—	—	—	—	(346,555)	—	—	(41,434)	(387,989)
Sale of common stock, net of offering costs	2,348	24	—	247,003	—	—	—	—	247,027
Shares issued pursuant to stock purchase plan	7	—	—	781	—	—	—	—	781
Net activity from stock option and incentive plan	27	—	—	5,419	—	—	—	23,705	29,124
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(2,890)	(2,890)
Amortization of interest rate contracts	—	—	—	—	—	—	2,321	273	2,594
Reallocation of noncontrolling interest	—	—	—	(2,197)	—	—	—	2,197	—

Equity, December 31, 2012	151,601	1,516	—	5,222,073	(109,985)	(2,722)	(13,817)	537,789	5,634,854
Redemption of operating partnership units to common stock	929	10	—	30,281	—	—	—	(30,291)	—
Conversion of redeemable preferred units to common units	—	—	—	—	—	—	—	16,494	16,494
Allocated net income for the year	—	—	—	—	749,811	—	—	78,946	828,757
Dividends/distributions declared	—	—	—	—	(748,378)	—	—	(83,448)	(831,826)
Issuance of 5.25% Series B cumulative redeemable preferred stock	—	—	200,000	(6,377)	—	—	—	—	193,623
Shares issued in connection with exchange of Exchangeable Senior Notes	419	4	—	43,830	—	—	—	—	43,834
Equity component of exchange of Exchangeable Senior Notes	—	—	—	(43,869)	—	—	—	—	(43,869)
Shares issued pursuant to stock purchase plan	6	—	—	681	—	—	—	—	681
Net activity from stock option and incentive plan	28	—	—	7,701	—	—	—	27,870	35,571
Noncontrolling interests in property partnerships recorded upon consolidation	—	—	—	—	—	—	—	480,861	480,861
Sale of interest in property partnership and contributions from noncontrolling interests in property partnerships	—	—	—	429,600	—	—	—	257,564	687,164
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(5,039)	(5,039)
Amortization of interest rate contracts	—	—	—	—	—	—	2,261	252	2,513
Reallocation of noncontrolling interest	—	—	—	(21,467)	—	—	—	21,467	—

Equity, December 31, 2013	152,983	$1,530	$200,000	$5,662,453	$(108,552)	$(2,722)	$(11,556)	$1,302,465	$7,043,618

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$841,440	$332,139	$313,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	565,397	454,044	439,184
Non-cash compensation expense	45,155	29,679	29,672
Impairment loss	8,306	—	—
Income from unconsolidated joint ventures	(75,074)	(49,078)	(85,896)
Gains on consolidation of joint ventures	(385,991)	—	—
Distributions of net cash flow from operations of unconsolidated joint ventures	32,600	47,002	39,851
Losses (gains) from investments in securities	(2,911)	(1,389)	443
Non-cash portion of interest expense	2,649	43,131	54,962
Settlement of accreted debt discount on repurchases of unsecured exchangeable senior notes	(56,532)	(69,499)	(5,601)
Losses (gains) from early extinguishments of debt	(264)	(1,000)	1,494
Gains on sales of real estate from discontinued operations	(112,829)	(36,877)	—
Gain on forgiveness of debt from discontinued operations	(20,182)	—	—
Impairment loss from discontinued operations	3,241	—	—
Change in assets and liabilities:
Cash held in escrows	315	10,272	(9,801)
Tenant and other receivables, net	(443)	23,155	(19,396)
Accrued rental income, net	(59,972)	(77,363)	(79,992)
Prepaid expenses and other assets	12,966	6,990	(39,213)
Accounts payable and accrued expenses	13,108	3,854	6,660
Accrued interest payable	21,302	3,356	6,778
Other liabilities	2,073	1,354	6,569
Tenant leasing costs	(56,428)	(76,821)	(53,212)

Total adjustments	(63,514)	310,810	292,502

Net cash provided by operating activities	777,926	642,949	606,328

Cash flows from investing activities:
Acquisitions of real estate	(522,900)	(788,052)	(112,180)
Construction in progress	(396,835)	(356,397)	(271,856)
Building and other capital improvements	(73,821)	(49,943)	(61,961)
Tenant improvements	(105,425)	(139,662)	(76,320)
Proceeds from sales of real estate	250,078	61,963	—
Cash recorded upon consolidation	79,468	—	—
Proceeds from land transaction	—	—	43,887
Proceeds from mortgage loan released from (placed in) escrow	—	—	267,500
Deposits on real estate	—	—	10,000
Issuance of notes receivable, net	12,491	(2,049)	(10,442)
Capital contributions to unconsolidated joint ventures	—	(6,214)	(17,970)
Capital distributions from unconsolidated joint ventures	225,862	3,557	140,505
Investments in securities, net	(1,558)	(1,235)	(1,259)

Net cash used in investing activities	(532,640)	(1,278,032)	(90,096)

The accompanying notes are an integral part of these consolidated financial statements.

	For the year ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	—	1,178,306
Repayments of mortgage notes payable	(80,311)	(253,877)	(1,251,841)
Proceeds from unsecured senior notes	1,194,753	997,790	848,019
Redemption/repurchase of unsecured senior notes	—	(224,261)	—
Redemption/repurchase/exchange of unsecured exchangeable senior notes	(393,468)	(507,434)	(44,586)
Deferred financing costs	(15,195)	(8,468)	(15,970)
Net proceeds from preferred stock issuance	193,623	—	—
Deposit on mortgage loan financing	—	—	(14,500)
Returned deposit on mortgage loan financing	—	—	14,500
Net proceeds from ATM stock issuances	—	247,027	439,037
Net proceeds from equity transactions	(334)	226	9,667
Redemption of preferred units	(43,070)	(18,329)	—
Dividends and distributions	(451,118)	(372,899)	(332,597)
Sale of interest in property partnership and contributions from noncontrolling interests in property partnerships	682,617	—	—
Distributions to noncontrolling interests in property partnerships	(9,624)	(5,922)	(2,007)

Net cash provided by (used in) financing activities	1,077,873	(146,147)	828,028

Net increase (decrease) in cash and cash equivalents	1,323,159	(781,230)	1,344,260
Cash and cash equivalents, beginning of year	1,041,978	1,823,208	478,948

Cash and cash equivalents, end of year	$2,365,137	$1,041,978	$1,823,208

Supplemental disclosures:
Cash paid for interest	$547,973	$480,866	$386,170

Interest capitalized	$68,152	$44,278	$48,178

Non-cash investing and financing activities:
Additions to real estate included in accounts payable and accrued expenses	$19,824	$14,059	$10,767

Real estate and related intangibles recorded upon consolidation	$3,356,000	$—	$—

Debt recorded upon consolidation	$2,056,000	$—	$—

Working capital recorded upon consolidation	$177,315	$—	$—

Noncontrolling interests recorded upon consolidation	$480,861	$—	$—

Investment in unconsolidated joint ventures eliminated upon consolidation	$361,808	$—	$—

Mortgage note extinguished through foreclosure	$25,000	$—	$—

Real estate transferred upon foreclosure	$7,508	$—	$—

Land improvements contributed by noncontrolling interest in property partnership	$4,546	$—	$—

Mortgage note payable assumed in connection with the acquisition of real estate	$—	$211,250	$143,900

Redeemable noncontrolling interest in property partnership	$—	$98,787	$—

Preferred units issued in connection with the acquisition of real estate	$—	$79,405	$—

Dividends and distributions declared but not paid	$497,242	$110,488	$91,901

Issuance of common stock in connection with the exchange of exchangeable senior notes	$43,834	$—	$—

Conversions of noncontrolling interests to stockholders’ equity	$30,291	$34,621	$85,498

Conversion of redeemable preferred units to common units	$16,494	$5,852	$—

Issuance of restricted securities to employees and directors	$30,077	$26,198	$25,087

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties, Inc. (the “Company”), a Delaware corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the sole general partner of Boston Properties Limited Partnership (the “Operating Partnership”) and at December 31, 2013 owned an approximate 89.5% (89.0% at December 31, 2012) general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2011 and February 2012, the Company issued LTIP Units in connection with the granting to employees of outperformance awards (also referred to as “2011 OPP Units” and “2012 OPP Units,” respectively, and collectively as “OPP Units”). In February 2013, the Company issued LTIP Units in connection with the granting to employees of 2013 MYLTIP Units (“2013 MYLTIP Units”). Because the rights, preferences and privileges of OPP Units and 2013 MYLTIP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude OPP Units and 2013 MYLTIP Units (See Notes 11 and 17).

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

At December 31, 2013, there were three series of Preferred Units outstanding (i.e., Series Two Preferred Units, Series Four Preferred Units and Series B Preferred Units).

•

The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Each Series Two Preferred Unit may also be converted into approximately 1.312336 OP Units or redeemed for $50.00 of cash at the election of the holder thereof or the Operating Partnership in accordance with the terms and conditions set forth in the applicable amendment to the partnership agreement (See Note 11).

•

The Series Four Preferred Units are not convertible into or exchangeable for any common equity of the Operating Partnership or the Company, have a per unit liquidation preference of $50.00 and are entitled to receive quarterly distributions of $0.25 per unit (or an annual rate of 2.00%) (See Note 11).

•

The Series B Preferred Units were issued to the Company on March 27, 2013 in connection with the Company’s issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). The Company contributed the net proceeds from the offering to the Operating Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 12).

All references herein to the Company refer to Boston Properties, Inc. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

Properties

At December 31, 2013, the Company owned or had interests in a portfolio of 175 commercial real estate properties (the “Properties”) aggregating approximately 44.4 million net rentable square feet, including nine properties under construction totaling approximately 2.9 million net rentable square feet. In addition, the Company has structured parking for approximately 45,234 vehicles containing approximately 15.4 million square feet. At December 31, 2013, the Properties consist of:

•	167 office properties, including 128 Class A office properties (including eight properties under construction) and 39 Office/Technical properties;

•	one hotel;

•	four retail properties; and

•	three residential properties (including one property under construction).

The Company owns or controls undeveloped land parcels totaling approximately 503.6 acres.

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

Basis of Presentation

Boston Properties, Inc. does not have any other significant assets, liabilities or operations, other than its investment in the Operating Partnership, nor does it have employees of its own. The Operating Partnership, not Boston Properties, Inc., executes all significant business relationships. All majority-owned subsidiaries and joint ventures over which the Company has financial and operating control and variable interest entities (“VIE“s) in which the Company has determined it is the primary beneficiary are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. The Company accounts for all other unconsolidated joint ventures using the equity method of accounting. Accordingly, the Company’s share of the earnings of these joint ventures and companies is included in consolidated net income.

2. Summary of Significant Accounting Policies

Real Estate

Upon acquisitions of real estate that constitutes a business, which includes the consolidation of previously unconsolidated joint ventures, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-” and “below-market” leases, leasing and assumed financing origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities, and allocates the purchase price to the acquired assets and assumed liabilities, including land and buildings as if vacant. The Company assesses and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenant’s credit quality and expectations of lease renewals. Based on its acquisitions to date, the Company’s allocation to customer relationship intangible assets has been immaterial.

The Company records acquired “above-” and “below-market” leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below- market leases. Acquired “above-” and “below-market” lease values have been reflected within Prepaid Expenses and Other Assets and Other Liabilities, respectively, in the Company’s Consolidated Balance Sheets. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses.

Management reviews its long-lived assets for impairment following the end of each quarter and when there is an event or change in circumstances that indicates an impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. If such criteria are present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair value, less cost to sell.

Accounting Standards Codification (“ASC”) ASC 360 “Property Plant and Equipment” requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and the Company will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). The Company generally considers assets to be “held for sale” when the transaction has been approved by the Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets, and the asset is written down to the lower of carrying value or fair market value, less cost to sell.

Real estate is stated at depreciated cost. A variety of costs are incurred in the acquisition, development and leasing of properties. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. The Company expenses costs that it incurs to effect a business combination such as legal, due diligence and other closing related costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determinations of when a development project commences and capitalization begins, and when a development project is substantially complete and held available for occupancy and capitalization must cease, involve a degree of judgment. The Company’s capitalization policy on development properties is guided by guidance in ASC 835-20 “Capitalization of Interest” and ASC 970 “Real Estate—General.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs necessary to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company begins the capitalization of costs during the pre-construction period, which it defines as activities that are necessary to the development of the property. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction, or if activities necessary for the development of the property have been suspended. Interest costs capitalized for the years ended December 31, 2013, 2012 and 2011 were $68.2 million, $44.3 million and $48.2 million, respectively. Salaries and related costs capitalized for the years ended December 31, 2013, 2012 and 2011 were $7.7 million, $7.1 million and $6.5 million, respectively.

Expenditures for repairs and maintenance are charged to operations as incurred. Significant betterments are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.

The Company computes depreciation and amortization on properties using the straight-line method based on estimated useful asset lives. In accordance with ASC 805, the Company allocates the acquisition cost of real estate to its components and depreciates or amortizes these assets (or liabilities) over their useful lives. The amortization of acquired “above-” and “below-market” leases and acquired in-place leases is recorded as an adjustment to revenue and depreciation and amortization, respectively, in the Consolidated Statements of Operations.

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

Investments in Securities

The Company accounts for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. The Company maintains a deferred compensation plan that is designed to allow officers of the Company to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2013 and 2012, the Company had maintained approximately $16.6 million and $12.2 million, respectively, in a separate account, which is not restricted as to its use. The Company recognized gains (losses) of approximately $2.9 million, $1.4 million and $(0.4) million on its investments in the account associated with the Company’s deferred compensation plan during the years ended December 31, 2013, 2012 and 2011, respectively.

Tenant and Other Receivables

Tenant and other accounts receivable, other than accrued rents receivable, are expected to be collected within one year.

Deferred Charges

Deferred charges include leasing costs and financing fees. Leasing costs include an allocation for acquired intangible in-place lease values and direct and incremental fees and costs incurred in the successful negotiation of leases, including brokerage, legal, internal leasing employee salaries and other costs which have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Internal leasing salaries and related costs capitalized for the years ended December 31, 2013, 2012 and 2011 were $5.1 million, $5.6 million and $4.4 million, respectively. External fees and costs incurred to obtain long-term financing have been deferred and are being amortized over the terms of the respective loans and are included within interest expense. Unamortized financing and leasing costs are charged to expense upon the early repayment or significant modification of the financing or upon the early termination of the lease, respectively. Fully amortized deferred charges are removed from the books upon the expiration of the lease or maturity of the debt.

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

Accounts of the consolidated entity are included in the accounts of the Company and the non-controlling interest is reflected on the Consolidated Balance Sheets as a component of equity or in temporary equity between liabilities and equity. Investments in unconsolidated joint ventures are recorded initially at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the life of the related asset. Under the equity method of accounting, the net equity investment of the Company is reflected within the Consolidated Balance Sheets, and the Company’s share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, the Company’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. The Company may account for cash distributions in excess of its investment in an unconsolidated joint venture as income when the Company is not the general partner in a limited partnership and when the Company has neither the requirement nor the intent to provide financial support to the joint venture. The Company’s investments in unconsolidated joint ventures are reviewed for impairment periodically and the Company records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary, which is dependent on a number of factors, including the performance of each investment and market conditions.

To the extent that the Company contributes assets to a joint venture, the Company’s investment in the joint venture is recorded at the Company’s cost basis in the assets that were contributed to the joint venture. To the extent that the Company’s cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in the Company’s share of equity in net income of the joint venture. In accordance with the provisions of ASC 970-323 “Investments—Equity Method and Joint Ventures” (“ASC 970-323”), the Company will recognize gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

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

The tax treatment of common dividends per share for federal income tax purposes is as follows:

	For the year ended December 31,
	2013			2012		2011
	Per Share		%	Per Share	%	Per Share	%
Ordinary income	$2.31		48.71%	$2.29	96.45%	$2.06	97.39%
Capital gain income	2.44		51.29%	0.08	3.55%	0.05	2.61%

Total	$4.75	(1)	100.00%	$2.37	100.00%	$2.11	100.00%

(1)	The fourth quarter 2013 dividend of $2.90 per common share consists of a $2.25 per common share special dividend and a $0.65 per common share regular quarterly dividend of which approximately $2.44 per common share was allocable to 2013 and approximately $0.46 per common share is allocable to 2014.

Revenue Recognition

Contractual rental revenue is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenue by approximately $65.8 million, $77.6 million and $77.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, as the revenue recorded exceeded amounts billed. Accrued rental income, as reported on the Consolidated Balance Sheets, represents cumulative rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements. The Company maintains an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. The Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectability differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The credit risk is mitigated by the high quality of the Company’s existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of the Company’s portfolio to identify potential problem tenants.

In accordance with ASC 805, the Company recognizes rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the terms of the respective leases. The impact of the acquired in-place “above-” and “below-market” leases increased revenue by approximately $28.0 million, $14.6 million and $10.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. The following table summarizes the scheduled amortization of the Company’s acquired “above-” and “below-market” lease intangibles for each of the five succeeding years (in thousands).

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2014	$23,669	$61,700
2015	22,758	55,207
2016	20,576	52,461
2017	12,279	40,346
2018	8,637	37,774

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

Ground Leases

The Company has non-cancelable ground lease obligations with various initial term expiration dates through 2068. The Company recognizes ground rent expense on a straight-line basis over the terms of the respective ground lease agreements. The future contractual minimum lease payments to be made by the Company as of December 31, 2013, under non-cancelable ground leases which expire on various dates through 2068, are as follows:

Years Ending December 31,	(in thousands)
2014	$13,184
2015	13,507
2016	13,732
2017	13,963
2018	14,198
Thereafter	899,187

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders, as adjusted for unallocated earnings (if any) of certain securities issued by the Operating Partnership, by the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS reflects the potential dilution that could occur from shares issuable in connection with awards under stock-based compensation plans, including upon the exercise of stock options, and securities of the Operating Partnership that are exchangeable for Common Stock.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, marketable securities, escrows, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments.

The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. The Company determines the fair value of its unsecured senior notes and unsecured exchangeable senior notes using market prices. The inputs used in determining the fair value of the Company’s unsecured senior notes and unsecured exchangeable senior notes is categorized at a level 1 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that the Company uses quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized at a level 2 basis if trading volumes are low. The Company determines the fair value of its mortgage notes payable using discounted cash flow analyses by discounting the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt based on current market rates for similar securities. In determining the current market rates, the Company adds its estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. The inputs used in determining the fair value of the Company’s mortgage notes payable and mezzanine notes payable are categorized at a level 3 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that the Company considers the rates used in the valuation techniques to be unobservable inputs.

Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013			December 31, 2012
	Carrying Amount		Estimated Fair Value	Carrying Amount		Estimated Fair Value
Mortgage notes payable	$4,449,734		$4,545,283	$3,102,485		$3,256,940
Mezzanine notes payable	311,040		311,064	—		—
Unsecured senior notes	5,835,854		6,050,517	4,639,528		5,162,486
Unsecured exchangeable senior notes	744,880	(1)	750,266	1,170,356	(1)	1,278,554

Total	$11,341,508		$11,657,130	$8,912,369		$9,697,980

(1)	Includes the net adjustment for the equity component allocation totaling approximately $2.4 million and $25.5 million at December 31, 2013 and December 31, 2012, respectively.

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

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 1997. As a result, the Company generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. The Company’s policy is to distribute at least 100% of its taxable income. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to the Company’s consolidated taxable REIT subsidiaries. The Company’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. The Company has no uncertain tax positions recognized as of December 31, 2013 and 2012.

The Company owns a hotel property which is managed through a taxable REIT subsidiary. The hotel taxable REIT subsidiary, a wholly owned subsidiary of the Operating Partnership, is the lessee pursuant to the lease for the hotel property. As lessor, the Operating Partnership is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, the Company has recorded a tax provision in the Company’s Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011.

The net difference between the tax basis and the reported amounts of the Company’s assets and liabilities is approximately $1.7 billion and $0.8 billion as of December 31, 2013 and 2012, respectively, which is primarily related to the difference in basis of contributed property and accrued rental income.

Certain entities included in the Company’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.

The following table reconciles GAAP net income attributable to Boston Properties, Inc. to taxable income:

	For the year ended December 31,
	2013	2012	2011
	(in thousands)
Net income attributable to Boston Properties, Inc.	$749,811	$289,650	$272,679
Straight-line rent adjustments	(74,445)	(80,281)	(77,422)
Book/Tax differences from depreciation and amortization	170,370	105,599	117,675
Book/Tax differences on gains/losses from capital transactions	(124,413)	(22,408)	(38,443)
Book/Tax differences from stock-based compensation	42,146	19,660	827
Other book/tax differences, net	(12,797)	35,461	29,389

Taxable income	$750,672	$347,681	$304,705

Stock-Based Employee Compensation Plans

At December 31, 2013, the Company has a stock-based employee compensation plan. Effective January 1, 2005, the Company adopted early ASC 718 “Compensation—Stock Compensation” (“ASC 718”), which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified previous guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.

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

Reclassifications

The Company has modified the presentation of expenses to operate its San Francisco and Princeton regional offices to reflect the growing activity in its San Francisco region and to have a consistent presentation across the Company. These expenses, which totaled approximately $8.1 million, $7.7 million and $7.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, were previously included in Rental Operating Expenses and are now included in General and Administrative Expenses for all periods presented.

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

3. Real Estate

Real estate consisted of the following at December 31 (in thousands):

	2013	2012
Land	$4,450,532	$2,605,162
Land held for future development	297,376	275,094
Buildings and improvements	11,065,113	9,517,343
Tenant improvements	1,617,401	1,435,508
Furniture, fixtures and equipment	25,164	23,441
Construction in progress	1,523,179	1,036,780

Total	18,978,765	14,893,328
Less: Accumulated depreciation	(3,161,571)	(2,934,160)

	$15,817,194	$11,959,168

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

On March 26, 2013, a consolidated joint venture in which the Company has a 95% interest completed the acquisition of a land parcel in San Francisco, California that will support a 60-story, 1.4 million square foot office tower known as Transbay Tower. The purchase price for the land was approximately $192.0 million. On February 7, 2013, the partner in the joint venture issued a notice that it was electing under the joint venture agreement to reduce its nominal ownership interest in the venture from 50% to 5%. On February 26, 2013, the Company issued a notice to the partner electing to proceed with the venture on that basis. As a result, the Company has a 95% nominal interest in and is consolidating the joint venture (See Note 11). The initial phase of the development consisting of building the project to grade is currently under development.

On March 29, 2013, the Company completed the acquisition of a parcel of land located in Reston, Virginia for a purchase price of approximately $27.0 million. The land parcel is commercially zoned for 250,000 square feet of office space.

On April 10, 2013, the Company acquired the Mountain View Research Park and Mountain View Technology Park properties from Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”)

for an aggregate net purchase price of approximately $233.1 million. Mountain View Research Park is a 16-building complex of Office/Technical properties aggregating approximately 604,000 net rentable square feet. Mountain View Technology Park is a seven-building complex of Office/Technical properties aggregating approximately 135,000 net rentable square feet. The following table summarizes the allocation of the aggregate purchase price of Mountain View Research Park and Mountain View Technology Park at the date of acquisition (in thousands) in accordance with the guidance in ASC 805 “Business Combinations.”

Land	$126,521
Building and improvements	82,451
Tenant improvements	7,326
In-place lease intangibles	23,279
Above-market rents	843
Below-market rents	(7,336)

Net assets acquired	$233,084

On May 31, 2013, the Company’s two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) located in New York City) transferred all of their interests in the joint venture to third parties. 767 Fifth Avenue (the General Motors Building) is a Class A office property totaling approximately 1.8 million net rentable square feet. In connection with the transfer, the Company and its new joint venture partners modified the Company’s relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in the Company having sufficient financial and operating control over 767 Venture, LLC such that, effective as of May 31, 2013, the Company accounts for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in its financial statements instead of under the equity method of accounting (See Notes 5 and 11). The following table summarizes the allocation of the aggregate purchase price of 767 Fifth Avenue (the General Motors Building) at the date of consolidation on May 31, 2013 (in thousands) in accordance with the guidance in ASC 805 “Business Combinations.”

Real estate and related intangibles recorded upon consolidation
Land	$1,796,252
Building and improvements	1,447,446
Tenant improvements	85,208
In-place lease intangibles	357,781
Above market rents	101,897
Below market rents	(239,641)
Above market assumed debt adjustments	(192,943)

	$3,356,000
Debt recorded upon consolidation
Mortgage notes payable	$(1,300,000)
Mezzanine notes payable	(306,000)
Members’ notes payable	(450,000	)(1)

	$(2,056,000)
Working capital recorded upon consolidation
Cash and cash equivalents	$79,468
Cash held in escrows	2,403
Tenant and other receivables	7,104
Prepaid expenses and other assets	4,269
Accounts payable and accrued expenses	(2,418)
Accrued interest payable	(182,369	)(2)
Other liabilities	(6,304)

	$(97,847)

Noncontrolling interest recorded upon consolidation
Noncontrolling interests	$(520,000)
Noncontrolling interests—working capital	39,139

$(480,861)

Net assets recorded upon consolidation	$721,292

(1)	The Company’s member loan totaling $270.0 million eliminates in consolidation.
(2)	The Company’s share of the accrued interest payable on the members’ loans totaling approximately $105.5 million eliminates in consolidation.

Mountain View Research Park and Mountain View Technology Park contributed approximately $16.7 million of revenue and approximately $0.4 million of earnings to the Company for the period from April 10, 2013 through December 31, 2013. 767 Fifth Avenue (the General Motors Building) contributed approximately $168.4 million of revenue and approximately $8.4 million of earnings to the Company for the period from May 31, 2013 through December 31, 2013.

The accompanying unaudited pro forma information for the years ended December 31, 2013 and 2012 is presented as if the operating property acquisitions of (1) Mountain View Research Park and Mountain View Technology Park on April 10, 2013 and the approximately $26.5 million gain on consolidation and (2) 767 Fifth Avenue (the General Motors Building) on May 31, 2013 and the approximately $359.5 million gain on consolidation, had occurred on January 1, 2012. This unaudited pro forma information is based upon the historical consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and notes thereto. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

Pro Forma (Unaudited) (in thousands, except per share data)	Year ended December 31,
	2013	2012
Total revenue	$2,257,098	$2,149,391
Income from continuing operations	$302,354	$634,457
Net income attributable to Boston Properties, Inc.	$400,017	$626,174
Basic earnings per share:
Net income per share attributable to Boston Properties, Inc.	$2.58	$4.15
Diluted earnings per share:
Net income per share attributable to Boston Properties, Inc.	$2.57	$4.13

Developments

On March 22, 2013, the Company completed and fully placed in-service Two Patriots Park, a Class A office redevelopment project with approximately 256,000 net rentable square feet located in Reston, Virginia.

On April 25, 2013, the Company commenced construction of its 601 Massachusetts Avenue, a Class A office development project totaling approximately 478,000 net rentable square feet located in Washington, DC.

On June 14, 2013, the Company completed and fully placed in-service Seventeen Cambridge Center, a Class A office project with approximately 195,000 net rentable square feet located in Cambridge, Massachusetts.

On July 1, 2013, the Company completed and fully placed in-service its Cambridge Center Connector, a Class A office project with approximately 43,000 net rentable square feet located in Cambridge, Massachusetts.

On October 29, 2013, the Company entered into a lease agreement as landlord with a third-party tenant for a build-to-suit project with approximately 130,000 net rentable square feet of Class A office space located in Princeton, New Jersey.

As of December 31, 2013, the Company has placed in-service approximately 63% of The Avant at Reston Town Center development project comprised of 359 apartment units and retail space aggregating approximately 355,000 square feet located in Reston, Virginia (See Note 20).

As of December 31, 2013, the Company has placed in-service approximately 6% of its 250 West 55th Street development project. When completed, this project will consist of approximately 989,000 net rentable square feet of Class A office space located in New York City.

As of December 31, 2013, the Company has placed in-service approximately 1% of its 680 Folsom Street development project. When completed, this project will consist of approximately 525,000 net rentable square feet of Class A office space located in San Francisco, California.

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

On June 28, 2013, the Company completed the sale of its 303 Almaden Boulevard property located in San Jose, California for a sale price of $40.0 million. Net cash proceeds totaled approximately $39.3 million. 303 Almaden Boulevard is a Class A office property totaling approximately 158,000 net rentable square feet. Because the Company entered into the related purchase and sale agreement on March 28, 2013 and the carrying value of the property exceeded its net sale price, the Company recognized an impairment loss totaling approximately $3.2 million during the three months ended March 31, 2013. As a result, there was no loss on sale of real estate recognized during the year ended December 31, 2013. The impairment loss and operating results of this property have been classified as discontinued operations on a historical basis for all periods presented. The sale of this asset caused the Company to reevaluate its strategy for development of its adjacent Almaden land parcel, which can accommodate an approximately 840,000 square feet office complex. Based on a shorter than expected hold period, the Company reduced the carrying value of the land parcel to its estimated fair market value and recognized an impairment loss of approximately $8.3 million during the three months ended March 31, 2013. The Company’s estimated fair value, as measured on a non-recurring basis, was based on comparable land sales. The Company has determined that its valuation of the land falls within Level 3 of the fair value hierarchy, as it has utilized significant unobservable inputs in its assessment.

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

On October 9, 2013, the Company completed the sale of a 45% ownership interest in its Times Square Tower property for a gross sale price of $684.0 million in cash. Net cash proceeds totaled approximately $673.1 million, after the payment of transaction costs. In connection with the sale, the Company formed a joint venture with the buyer and will provide customary property management and leasing services to the joint venture. Times Square Tower is an approximately 1,246,000 net rentable square foot Class A office tower located in New York City. The transaction did not qualify as a sale of real estate for financial reporting purposes because the Company continues to control the joint venture and will therefore continue to account for the entity on a consolidated basis in its financial statements. The Company has accounted for the transaction as an equity transaction and has recognized noncontrolling interest in its consolidated balance sheets totaling approximately $243.5 million, which is equal to 45% of the carrying value of the total equity of the property immediately prior to the transaction. The difference between the net cash proceeds received and the noncontrolling interest recognized, which difference totals approximately $429.6 million, has not been reflected as a gain on sale of real estate in the Company’s consolidated statements of operations and has instead been reflected as an increase to additional paid-in capital in the Company’s consolidated balance sheets.

On December 20, 2013, the Company completed the sale of its 10 & 20 Burlington Mall Road property located in Burlington, Massachusetts for a sale price of approximately $30.0 million. Net cash proceeds totaled approximately $29.4 million, resulting in a gain on sale of approximately $20.5 million. 10 & 20 Burlington Mall Road consists of two Class A office properties aggregating approximately 152,000 net rentable square feet. The operating results of the properties through the date of sale have been classified as discontinued operations on a historical basis for all periods presented.

On December 20, 2013, the Company completed the sale of its One Preserve Parkway property located in Rockville, Maryland for a sale price of approximately $61.3 million. Net cash proceeds totaled approximately $59.9 million, resulting in a gain on sale of approximately $5.9 million. One Preserve Parkway is a Class A office property totaling approximately 184,000 net rentable square feet. The operating results of the property through the date of sale have been classified as discontinued operations on a historical basis for all periods presented.

The following table summarizes the income from discontinued operations related to One Preserve Parkway, 10 & 20 Burlington Mall Road, 1301 New York Avenue, 303 Almaden Boulevard, Montvale Center and Bedford Business Park and the related gains on sales of real estate, gain on forgiveness of debt and impairment loss for the years ended December 31, 2013, 2012 and 2011:

	For the year ended December 31,
	2013	2012	2011
	(in thousands)
Total revenue	$20,138	$32,607	$36,734
Expenses
Operating	6,996	12,038	13,818
Depreciation and amortization	4,760	8,169	9,442

Total expenses	11,756	20,207	23,260
Operating income	8,382	12,400	13,474
Other expense
Interest expense	360	2,594	2,598

Income from discontinued operations	$8,022	$9,806	$10,876
Noncontrolling interest in income from discontinued operations—common units of the Operating Partnership	(803)	(1,031)	(1,243)

Income from discontinued operations attributable to Boston Properties, Inc.	$7,219	$8,775	$9,633

Gains on sales of real estate from discontinued operations	$112,829	$36,877	$—
Gain on forgiveness of debt from discontinued operations	20,182	—	—
Impairment loss from discontinued operations	(3,241)	—	—
Noncontrolling interest in gains on sales of real estate, gain on forgiveness of debt and impairment loss from discontinued operations—common units of the Operating Partnership	(13,348)	(4,044)	—

Gains on sales of real estate, gain on forgiveness of debt and impairment loss from discontinued operations attributable to Boston Properties, Inc.	$116,422	$32,833	$—

4. Deferred Charges

Deferred charges consisted of the following at December 31, (in thousands):

	2013	2012
Leasing costs, including lease related intangibles	$1,183,204	$790,740
Financing costs	76,798	90,682

	1,260,002	881,422
Less: Accumulated amortization	(375,552)	(293,187)

	$884,450	$588,235

The following table summarizes the scheduled amortization of the Company’s acquired in-place lease intangibles for each of the five succeeding years (in thousands).

Acquired In-Place Lease Intangibles
2014	$91,903
2015	66,716
2016	55,083
2017	41,106
2018	36,306

5. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at December 31, 2013:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%
The Metropolitan Square Associates LLC	Metropolitan Square	51.0%
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0%(1)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3%(2)
RBP Joint Venture LLC	N/A	50.0%(3)
Boston Properties Office Value-Added Fund, L.P.	N/A	39.5%(4)
Annapolis Junction NFM, LLC	Annapolis Junction	50.0%(5)
2 GCT Venture LLC	N/A	60.0%(6)
540 Madison Venture LLC	540 Madison Avenue	60.0%
125 West 55th Street Venture LLC	N/A	60.0%(7)
500 North Capitol LLC	500 North Capitol Street, NW	30.0%

(1)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(2)	The Company’s wholly-owned entity that owns the office component of the project also owns a 33.3% interest in the entity owning the land, parking and infrastructure of the project.
(3)	Eighth Avenue and 46th Street was sold on July 19, 2013.
(4)	The Company acquired Mountain View Research Park and Mountain View Technology Park from the Value-Added Fund on April 10, 2013 (See Note 3). As of December 31, 2013, the investment is comprised of undistributed cash.
(5)	Comprised of two buildings, one building under construction and two undeveloped land parcels.
(6)	Two Grand Central Tower was sold on October 25, 2011. As of December 31, 2013, the investment is comprised of undistributed cash.
(7)	125 West 55th Street was sold on May 30, 2013. As of December 31, 2013, the investment is comprised of undistributed cash.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
ASSETS
Real estate and development in process, net	$924,297	$4,494,971
Other assets	163,149	673,716

Total assets	$1,087,446	$5,168,687

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$749,732	$3,039,922
Other liabilities	28,830	792,888
Members’/Partners’ equity	308,884	1,335,877

Total liabilities and members’/partners’ equity	$1,087,446	$5,168,687

Company’s share of equity	$154,726	$787,941
Basis differentials (1)	(28,642)	(128,025)

Carrying value of the Company’s investments in unconsolidated joint ventures	$126,084	$659,916

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from impairment of investments and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the joint ventures are as follows:

	For the year ended December 31,
	2013	2012	2011
	(in thousands)
Total revenue (1)	$311,548	$564,205	$589,294
Expenses
Operating	105,319	162,665	170,404
Depreciation and amortization	86,088	163,134	190,437
Impairment losses	—	—	40,468

Total expenses	191,407	325,799	401,309
Operating income	120,141	238,406	187,985
Other income (expense)
Interest expense	(112,535)	(224,645)	(228,494)
Losses from early extinguishments of debt	(1,677)	—	—

Income (loss) from continuing operations	5,929	13,761	(40,509)
Gains on sales of real estate	14,207	990	—

Net income (loss)	$20,136	$14,751	$(40,509)

Company’s share of net income (loss)	$4,612	$6,863	$(25,374)
Gains on sales of real estate	54,501	—	46,166
Basis differential	(1,017)	1,732	27,226
Elimination of inter-entity interest on partner loan	16,978	40,483	37,878

Income from unconsolidated joint ventures	$75,074	$49,078	$85,896

Gains on consolidation of joint ventures	$385,991	$—	$—

(1)	Includes straight-line rent adjustments of $7.8 million, $12.0 million and $21.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Includes net below-market rent adjustments of $33.7 million, $91.1 million and $120.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Total revenue for the year ended December 31, 2012 includes termination income totaling approximately $19.6 million (of which the Company’s share is approximately $11.8 million) related to a lease termination with a tenant at 767 Fifth Avenue (The General Motors Building).

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

On April 10, 2013, the Company acquired the Mountain View Research Park and Mountain View Technology Park properties from its Value-Added Fund for an aggregate net purchase price of approximately $233.1 million. In conjunction with the acquisition, the Value-Added Fund repaid the mortgage loans collateralized by the Mountain View Research Park and Mountain View Technology Park properties totaling approximately $90.0 million and $20.0 million, respectively, as well as the outstanding loans payable to the

Company’s Operating Partnership totaling approximately $8.6 million and $3.7 million, respectively. The Mountain View Research Park and Mountain View Technology Park mortgage loans bore interest at variable rates equal to LIBOR plus 2.00% per annum and LIBOR plus 2.50% per annum, respectively, and were scheduled to mature on May 31, 2014 and November 22, 2014, respectively. The joint venture recognized a loss on early extinguishment of debt totaling approximately $0.4 million, of which the Company’s share was approximately $0.2 million, consisting of the write-off of unamortized deferred financing costs. Prior to the acquisition, the Company’s ownership interest in the properties was approximately 39.5%. As a result of the acquisition, the Company owns 100% of the properties and is accounting for them on a consolidated basis (See Note 3). The Company had previously recognized an impairment loss on its investment in the unconsolidated joint venture. As a result, the Company recognized a gain on its investment of approximately $26.5 million, which is included within gains on consolidation of joint ventures in the Company’s consolidated statements of operations.

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

On May 31, 2013, the Company’s two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) located in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer, the Company and its new joint venture partners modified the Company’s relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in the Company having sufficient financial and operating control over 767 Venture, LLC such that the Company now accounts for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in its financial statements instead of under the equity method of accounting (See Note 3). Upon consolidation, the Company recognized a non-cash gain on its investment of approximately $359.5 million, which is included within gains on consolidation of joint ventures in the Company’s consolidated statements of operations.

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

6. Mortgage Notes Payable

The Company had outstanding mortgage notes payable totaling approximately $4.4 billion and $3.1 billion as of December 31, 2013 and 2012, respectively, each collateralized by one or more buildings and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through April 10, 2022.

Fixed rate mortgage notes payable totaled approximately $4.4 billion and $3.1 billion at December 31, 2013 and 2012, respectively, with contractual interest rates ranging from 4.75% to 7.69% per annum at December 31, 2013 and 4.75% to 9.93% per annum at December 31, 2012 (with weighted-averages of 5.70% (excluding the mezzanine notes payable) and 5.65% at December 31, 2013 and 2012, respectively).

There were no variable rate mortgage loans at December 31, 2013 and December 31, 2012. As of December 31, 2013 and 2012, the LIBOR rate was 0.17% and 0.21%, respectively.

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

On May 31, 2013, in conjunction with the consolidation of the Company’s 767 Venture, LLC joint venture (the entity that owns 767 Fifth Avenue (the General Motors Building), the Company recorded mortgage loans collateralized by the property aggregating $1.3 billion and mezzanine loans aggregating $306.0 million. The mortgage loans require interest-only payments at a weighted-average fixed interest rate of 5.95% per annum and mature on October 7, 2017. The mezzanine loans require interest-only payments at a weighted-average fixed interest rate of 6.02% per annum and mature on October 7, 2017. The mortgage loans and mezzanine loans were recorded at their fair values aggregating approximately $1.5 billion and $311.7 million, respectively, using weighted-average effective interest rates of approximately 2.44% and 5.53% per annum, respectively. In addition, in conjunction with the consolidation, the Company recorded loans payable to the joint venture’s partners totaling $450.0 million and related accrued interest payable totaling approximately $175.8 million. The member loans bear interest at a fixed rate of 11.0% per annum and mature on June 9, 2017. The member loans consist of the portion of the original purchase price for the property that was financed with loans from the joint venture’s partners on a pro rata basis. The Company has eliminated in consolidation its member loan totaling $270.0 million and its share of the related accrued interest payable of approximately $114.5 million at December 31, 2013. The remaining notes payable to the outside joint venture partners and related accrued interest payable totaling $180.0 million and approximately $76.4 million as of December 31, 2013 have been reflected as Outside Members’ Notes Payable and within Accrued Interest Payable, respectively, on the Consolidated Balance Sheets (See Note 3). The related interest expense from the Outside Member’s Notes Payable totaling approximately $16.0 million for the period from May 31, 2013 through December 31, 2013 is fully allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in the Company’s Consolidated Statements of Operations.

Four mortgage loans totaling approximately $2.2 billion at December 31, 2013 and five mortgage loans totaling approximately $951.5 million at December 31, 2012 have been accounted for at their fair values on the dates the mortgage loans were assumed. The impact of recording the mortgage loans at fair value resulted in a decrease to interest expense of approximately $34.4 million, $7.0 million and $9.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The cumulative liability related to the fair value adjustments was $191.2 million and $38.6 million at December 31, 2013 and 2012, respectively, and is included in mortgage notes payable in the Consolidated Balance Sheets.

Contractual aggregate principal payments of mortgage notes payable at December 31, 2013 are as follows:

Principal Payments
(in thousands)
2014	$87,759
2015	26,182
2016	608,879
2017	2,821,750
2018	18,633
Thereafter	695,327

Total aggregate principal payments	4,258,530
Unamortized balance of historical fair value adjustments	191,204

Total carrying value of mortgage notes payable	$4,449,734

7. Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of December 31, 2013 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
12 Year Unsecured Senior Notes	5.625%	5.693%	$300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024

Total principal			5,850,000
Net unamortized discount			(14,146)

Total			$5,835,854

(1)	Yield on issuance date including the effects of discounts on the notes and the amortization of financing costs.
(2)	No principal amounts are due prior to maturity.

The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2013, the Company was in compliance with each of these financial restrictions and requirements.

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

8. Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of December 31, 2013 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate (1)	Exchange Rate		Principal Amount	First Optional Redemption Date by the Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.6974	(2)	$747,500	N/A	February 15, 2014
Net unamortized discount					(182)
Adjustment for the equity component allocation, net of accumulated amortization					(2,438)

Total					$744,880

(1)	Yield on issuance date including the effects of discounts on the notes but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock). In addition, the Company entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions were intended to increase the effective exchange price to the Company of the notes from $117.58 to approximately $137.17 per share (subject to adjustments), representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s common stock. The net cost of the capped call transactions was approximately $44.4 million. In connection with the special dividend declared on November 27, 2013, the exchange rate of 8.5051 was adjusted to 8.6974 shares per $1,000 principal amount of notes effective as of December 31, 2013, resulting in an exchange price of approximately $114.98 per share of Boston Properties, Inc.’s common stock. As of December 31, 2013, the effective exchange price was $130.21 per share. The Operating Partnership repaid the notes on February 18, 2014 (See Note 20).

ASC 470-20 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires that the initial proceeds from the sale of the Operating Partnership’s $862.5 million of 2.875% exchangeable senior notes due 2037 (all of which had been redeemed/repurchased as of December 31, 2012), $450.0 million of 3.75% exchangeable senior notes due 2036 (all of which have been redeemed/repurchased as of December 31, 2013) and $747.5 million of 3.625% exchangeable senior notes due 2014 (see Note 20) be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Operating Partnership at such time. The Company measured the fair value of the debt components of the 2.875%, 3.75% and 3.625% exchangeable senior notes for the periods presented based on effective interest rates of 5.630%, 5.958% and 6.555%, respectively. The aggregate carrying amount of the debt component was approximately $744.9 million and $1.17 billion (net of the equity component allocation adjustment of approximately $2.4 million and $25.5 million) at December 31, 2013 and December 31, 2012, respectively. As a result, the Company attributed an aggregate of approximately $230.3 million of the proceeds to the equity component of the notes, which represents the excess proceeds received over the fair value of the notes at the date of issuance. The equity component of the notes has been reflected within Additional Paid-in Capital in the Consolidated Balance Sheets. The Company reclassified approximately $1.0 million of deferred financing costs to Additional Paid-in Capital, which represented the costs attributable to the equity components of the notes. The carrying amount of the equity component was approximately $91.9 million and $148.5 million at December 31, 2013 and December 31, 2012, respectively. The resulting debt discount has been amortized over the period during which the debt was expected to be outstanding (i.e., through the first optional redemption dates or, in the case of the 2014 notes, the maturity date) as additional non-cash interest expense. The aggregate contractual interest expense was approximately $34.8 million, $48.4 million and $66.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. As a result, the Company reported additional non-cash interest expense of approximately $23.1 million, $29.1 million and $38.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

On April 15, 2013, the Company announced that holders of its Operating Partnership’s 3.75% Exchangeable Senior Notes due 2036 (the “Notes”) had the right to surrender their Notes for purchase by the Operating Partnership (the “Put Right”) on May 18, 2013. On April 15, 2013, the Company also announced that the Operating Partnership issued a notice of redemption to the holders of the Notes to redeem, on May 18, 2013 (the “Redemption Date”), all of the Notes outstanding on the Redemption Date. In connection with the notice of redemption, holders of the Notes had the right to exchange their Notes on or prior to May 16, 2013. Notes with respect to which the Put Right was not exercised and that were not surrendered for exchange on or prior to May 16, 2013, were redeemed by the Operating Partnership at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest thereon to, but excluding, the Redemption Date. Based on final information provided to the Operating Partnership by the trustee for the Notes, no Notes were validly tendered and accepted for purchase in the Put Right. Pursuant to the notice of redemption, an aggregate principal amount of $990,000 of the Notes was redeemed on May 18, 2013. The remaining aggregate principal amount of $449,010,000 of the Notes was surrendered for exchange and, in addition to the repayment of the principal in cash, the Company issued an aggregate of 419,116 shares of its common stock in exchange for the Notes (See Note 12). The Company recognized a loss on early extinguishment of debt totaling approximately $0.1 million consisting of transaction costs.

9. Unsecured Line of Credit

On July 26, 2013, the Company’s Operating Partnership amended and restated the revolving credit agreement governing the Company’s Unsecured Line of Credit, which, among other things, (1) increased the total commitment from $750.0 million to $1.0 billion, (2) extended the maturity date from June 24, 2014 to July 26, 2018 and (3) reduced the per annum variable interest rates and other fees. The Operating Partnership may increase the total commitment to $1.5 billion, subject to syndication of the increase and other conditions. At the Operating Partnership’s option, loans outstanding under the Unsecured Line of Credit will bear interest at a rate per annum equal to (1), in the case of loans denominated in Dollars, Euro or Sterling, LIBOR or, in the case of loans denominated in Canadian Dollars, CDOR, in each case, plus a margin ranging from 0.925% to 1.70% based on the Operating Partnership’s credit rating or (2) an alternate base rate equal to the greatest of (a) the Administrative Agent’s prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.70% based on the Operating Partnership’s credit rating. The Unsecured Line of Credit also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Operating Partnership at a reduced interest rate. In addition, the Operating Partnership is also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.35% based on the Operating Partnership’s credit rating and (2) an annual fee on the undrawn amount of each letter of credit equal to the LIBOR margin. Based on the Operating Partnership’s current credit rating, the LIBOR and CDOR margin is 1.00%, the alternate base rate margin is 0.0% and the facility fee is 0.15%. At December 31, 2013 and 2012, there were no amounts outstanding on the Unsecured Line of Credit.

The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 and (6) limitations on permitted investments. At December 31, 2013, the Company was in compliance with each of these financial and other covenant requirements.

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

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of the property or its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners. See also Noncontrolling Interest—Redeemable Interest in Property Partnership in Note 11.

In connection with the assumption of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture, 767 Venture, LLC, the Company guaranteed the consolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of December 31, 2013, the maximum funding obligation under the guarantee was approximately $24.1 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

In connection with the mortgage financing collateralized by the Company’s John Hancock Tower property located in Boston, Massachusetts, the Company has agreed to guarantee approximately $15.9 million related to its obligation to provide funds for certain tenant re-leasing costs. The mortgage financing matures on January 6, 2017.

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

The Company also currently carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that the Company believes are commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, the Company currently carries earthquake insurance which covers its San Francisco region (excluding 535 Mission Street and the below grade improvements for Transbay Tower) with a $120 million per occurrence limit and a $120 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. The builders risk policy maintained for the development of 535 Mission Street in San Francisco includes a $15 million per occurrence and annual aggregate limit of earthquake coverage. In addition, the builders risk policy maintained for the development of the below grade improvements of the Transbay Tower in San Francisco includes a $15 million per occurrence and annual aggregate limit of earthquake coverage. The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact the Company’s ability to finance properties subject to earthquake risk. The Company may discontinue earthquake insurance or change the structure of its earthquake insurance program on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.

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

Some of the Company’s properties and certain properties owned by the Company’s affiliates are located in urban, industrial and other previously developed areas where fill or current or historical uses of the areas have caused site contamination. Accordingly, it is sometimes necessary to institute special soil and/or groundwater handling procedures and/or include particular building design features in connection with development, construction and other property operations in order to achieve regulatory closure and/or ensure that contaminated materials are addressed in an appropriate manner. In these situations it is the Company’s practice to investigate the nature and extent of detected contamination and estimate the costs of required response actions and special handling procedures. The Company then uses this information as part of its decision- making process with respect to the acquisition and/or development of the property. For example, the Company owns a parcel in Massachusetts which was formerly used as a quarry/asphalt batching facility. Pre-purchase testing indicated that the site contained relatively low levels of certain contaminants. The Company has developed an office park on this property. Prior to and during redevelopment activities, the Company engaged a specially licensed environmental consultant to monitor environmental conditions at the site and prepare necessary regulatory submittals based on the results of an environmental risk characterization. A submittal has been made to the regulatory authorities in order to achieve regulatory closure at this site. The submittal included an environmental deed restriction that mandates compliance with certain protective measures in a portion of the site where low levels of residual soil contamination have been left in place in accordance with applicable laws.

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

Tax Protection Obligations

In connection with the acquisition or contribution of three properties, the Company entered into agreements for the benefit of the selling or contributing parties which specifically state that until such time as the contributors do not hold at least a specified percentage of the OP Units owned by such person following the contribution of the properties, or until June 9, 2017 for 767 Fifth Avenue (the General Motors Building), the Operating Partnership will not sell or otherwise transfer the properties in a taxable transaction. If the Company does sell or transfer the properties in a taxable transaction, it would be liable to the contributors for contractual damages.

11. Noncontrolling Interests

Noncontrolling interests relate to the interests in the Operating Partnership not owned by the Company and interests in consolidated property partnerships not wholly-owned by the Company. As of December 31, 2013, the noncontrolling interests consisted of 15,583,370 OP Units, 1,455,761 LTIP Units, 396,500 2011 OPP Units, 396,150 2012 OPP Units, 316,325 2013 MYLTIP Units, 666,116 Series Two Preferred Units (or 874,168 OP Units on an as converted basis) and 360,126 Series Four Preferred Units (not convertible into OP Units) held by parties other than the Company.

Noncontrolling Interest—Redeemable Preferred Units of the Operating Partnership

The Preferred Units at December 31, 2013 consisted of 666,116 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) 6.00% per annum on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). The holders of Series Two Preferred Units have the right to require the Operating Partnership to redeem their units for cash at the redemption price of $50.00 per unit on May 12, 2014. The holders also had the right to have their Series Two Preferred Units redeemed for cash on May 12, 2009, May 12, 2010, May 12, 2011, May 14, 2012 and May 14, 2013, although no holder exercised such right. Due to the holders’ redemption option existing outside the control of the Company, the Series Two Preferred Units are presented outside of permanent equity in the Company’s Consolidated Balance Sheets. In May 2014, the Company also has the right, subject to certain conditions, to call for redemption all of the outstanding Series Two Preferred Units for cash or to convert into OP Units any Series Two Preferred Units that have not been previously redeemed. In the event the Company calls the Series Two Preferred Units for redemption, the holders shall have the right to convert the Series Two Preferred Units into OP Units.

During the years ended December 31, 2013 and 2012, 329,881 and 117,047 Series Two Preferred Units of the Operating Partnership, respectively, were converted by the holders into 432,914 and 153,605 OP Units, respectively. In addition, the Company paid the accrued preferred distributions due to the holders of Preferred Units that were converted.

On February 15, 2013, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.85302 per unit. On May 15, 2013, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.85302 per unit. On August 15, 2013, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.85302 per unit. On November 15, 2013, the Operating Partnership paid a distribution on its outstanding Series Two Preferred Units of $0.85302 per unit.

The Preferred Units at December 31, 2013 also included 360,126 Series Four Preferred Units, which bear a preferred distribution equal to 2.00% per annum on a liquidation preference of $50.00 per unit and are not convertible into OP Units. In order to secure the performance of certain obligations by the holders, such Series Four Preferred Units are subject to forfeiture pursuant to the terms of a pledge agreement. The holders of Series Four Preferred Units have the right, at certain times and subject to certain conditions set forth in the Certificate of Designations establishing the rights, limitations and preferences of the Series Four Preferred Units, to require the Operating Partnership to redeem all of their their units for cash at the redemption price of $50.00 per unit. The Operating Partnership also has the right, at certain times and subject to certain conditions, to redeem all of the Series Four Preferred Units for cash at the redemption price of $50.00 per unit. The Series Four Preferred Units that are subject to the security interest under the pledge agreement may not be redeemed until and unless such security interest is released. The Operating Partnership’s first right to redeem the Series Four Preferred Units was a 30-day period beginning on August 29, 2013. Due to the holders’ redemption option existing outside the control of the Company, the Series Four Preferred Units are presented outside of permanent equity in the Company’s Consolidated Balance Sheets. On August 29, 2013, the Company’s Operating Partnership redeemed approximately 861,400 Series Four Preferred Units for cash at the redemption price of $50.00 per unit plus accrued and unpaid distributions through the redemption date.

On February 15, 2013, the Operating Partnership paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit. On May 15, 2013, the Operating Partnership paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit. On August 15, 2013, the Operating Partnership paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit. On November 15, 2013, the Operating Partnership paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit.

The following table reflects the activity of the noncontrolling interests—redeemable preferred units of the Operating Partnership for the years ended December 31, 2013, 2012 and 2011 (in thousands):

Balance at December 31, 2010	$55,652
Net income	3,339
Distributions	(3,339)

Balance at December 31, 2011	$55,652
Issuance of redeemable preferred units (Series Four Preferred Units)	79,405
Net income	3,497
Distributions	(3,497)
Redemption of redeemable preferred units (Series Four Preferred Units)	(18,329)
Conversion of redeemable preferred units (Series Two Preferred Units) to common units	(5,852)

Balance at December 31, 2012	$110,876
Net income	6,046
Distributions	(6,046)
Redemption of redeemable preferred units (Series Four Preferred Units)	(43,070)
Conversion of redeemable preferred units (Series Two Preferred Units) to common units	(16,494)

Balance at December 31, 2013	$51,312

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

The following table reflects the activity of the noncontrolling interest—redeemable interest in property partnership in the Company’s Fountain Square consolidated joint venture for the for the years ended December 31, 2013 and 2012 (in thousands):

Balance at December 31, 2011	$—
Acquisition-date fair value of redeemable interest	98,787
Net loss	(719)
Distributions	(3,032)
Adjustment to reflect redeemable interest at redemption value	2,522

Balance at December 31, 2012	$97,558
Net loss	(1,839)
Distributions	(4,585)
Adjustment to reflect redeemable interest at redemption value	8,475

Balance at December 31, 2013	$99,609

Noncontrolling Interest—Common Units of the Operating Partnership

During the years ended December 31, 2013 and 2012, 929,441 and 1,110,660 OP Units, respectively, were presented by the holders for redemption (including 432,914 and 153,605 OP Units, respectively, issued upon conversion of Series Two Preferred Units and 24,028 and 544,729 OP Units, respectively, issued upon conversion of LTIP Units) and were redeemed by the Company in exchange for an equal number of shares of Common Stock.

At December 31, 2013, the Company had outstanding 396,500 2011 OPP Units and 396,150 2012 OPP Units and 316,325 2013 MYLTIP Units (See Note 17). Prior to the measurement date (January 31, 2014 for 2011 OPP Units (See Note 20), February 6, 2015 for 2012 OPP Units and February 4, 2016 for 2013 MYLTIP Units), holders of OPP Units and 2013 MYLTIP Units are entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of OPP Units and 2013 MYLTIP Units, both vested and unvested, that OPP and 2013 MYLTIP award recipients have earned, if any, based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

On January 29, 2013, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit, and a distribution on the 2011 OPP Units and 2012 OPP Units in the amount of $0.065 per unit, to holders of record as of the close of business on December 31, 2012. On April 30, 2013, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit, and a distribution on the 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units in the amount of $0.065 per unit, to holders of record as of the close of business on March 29, 2013. On July 31, 2013, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit, and a distribution on the 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units in the amount of $0.065 per unit, to holders of record as of the close of business on June 28, 2013. On October 31, 2013, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit and a distribution on the 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units in the amount of $0.065 per unit, to holders of record as of the close of business on September 30, 2013. On November 27, 2013, the Company, as general partner of the Operating Partnership, declared a special cash distribution on the OP Units and LTIP Units in the amount of $2.25 per unit payable on January 29, 2014 to holders of record as of the close of business on December 31, 2013. The special cash distribution was in addition to the regular quarterly distribution on the OP Units and LTIP Units of $0.65 per unit and the distribution on the 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units in the amount of $0.065 per unit, in each case payable on January 29, 2014 to holders of record as of the close of business on December 31, 2013. Holders of the 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units are not entitled to receive any special distributions. Holders of Series Two Preferred Units will participate in the special cash dividend (separately from their regular February 2014 distribution) on an as-converted basis in connection with their regular May 2014 distribution payment as provided in the Operating Partnership’s partnership agreement.

The Series Two Preferred Units may be converted into OP Units at the election of the holder thereof at any time. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company. The Company may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (not owned by the Company and including LTIP Units assuming that all conditions had been met for the conversion thereof) and Series Two Preferred Units (on an as converted basis) had all of such units been redeemed at December 31, 2013 was approximately $1.7 billion and $87.7 million, respectively, based on the closing price of the Company’s common stock of $100.37 per share on December 31, 2013.

Noncontrolling Interest—Property Partnerships

The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $726.1 million at December 31, 2013 and approximately $(2.0) million at December 31, 2012, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.

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

On May 31, 2013, the Company’s two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue(the General Motors Building) in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer, the Company and its new joint venture partners modified the Company’s relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in the Company having sufficient financial and operating control over 767 Venture, LLC such that the Company now accounts for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in its financial statements instead of under the equity method of accounting. Upon consolidation, the Company recognized the new joint venture partners’ aggregate 40% equity interest at its aggregate fair value of approximately $480.9 million within Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets (See Notes 3 and 5).

On October 9, 2013, the Company completed the sale of a 45% ownership interest in its Times Square Tower property for a gross sale price of $684.0 million in cash. Net cash proceeds totaled approximately $673.1 million, after the payment of transaction costs. In connection with the sale, the Company formed a joint venture with the buyer and will provide customary property management and leasing services to the joint venture. Times Square Tower is an approximately 1,246,000 net rentable square foot Class A office tower located in New York City. The transaction did not qualify as a sale of real estate for financial reporting purposes because the Company continues to control the joint venture and will therefore continue to account for the entity on a consolidated basis in its financial statements. The Company has accounted for the transaction as an equity transaction and has recognized noncontrolling interest in its consolidated balance sheets totaling approximately $243.5 million, which is equal to 45% of the carrying value of the total equity of the property immediately prior to the transaction. The difference between the net cash proceeds received and the noncontrolling interest recognized, which difference totals approximately $429.6 million, has not been reflected as a gain on sale of real estate in the Company’s consolidated statements of operations and has instead been reflected as an increase to Additional Paid-in Capital in the Company’s consolidated balance sheets (See Notes 3).

12. Stockholders’ Equity

As of December 31, 2013, the Company had 152,983,101 shares of Common Stock outstanding.

As of December 31, 2013, approximately $305.3 million remained available for issuance under the Company’s $600 million “at the market” stock offering program. No shares were issued under the “at the market” stock offering program during the year ended December 31, 2013.

During the year ended December 31, 2013, the Company did not issue any shares of Common Stock upon the exercise of options to purchase Common Stock by employees. During the year ended December 31, 2012, the Company issued 22,823 shares of Common Stock upon the exercise of options to purchase Common Stock by certain employees.

During the years ended December 31, 2013 and 2012, the Company issued 929,441 and 1,110,660 shares of Common Stock, respectively, in connection with the redemption of an equal number of OP Units.

On January 29, 2013, the Company paid a dividend in the amount of $0.65 per share of Common Stock to shareholders of record as of the close of business on December 31, 2012. On April 30, 2013, the Company paid a dividend in the amount of $0.65 per share of Common Stock to shareholders of record as of the close of business on March 29, 2013. On July 31, 2013, the Company paid a dividend in the amount of $0.65 per share of Common Stock to shareholders of record as of the close of business on June 28, 2013. On October 31, 2013, the Company paid a dividend in the amount of $0.65 per share of Common Stock to shareholders of record as of the close of business on September 30, 2013.

On November 27, 2013, the Company’s Board of Directors declared a special cash dividend of $2.25 per share of Common Stock payable on January 29, 2014 to shareholders of record as of the close of business on December 31, 2013. The special cash dividend was in addition to the regular quarterly dividend of $0.65 per share of Common Stock declared by the Company’s Board of Directors and payable on January 29, 2014 to shareholders of record as of the close of business on December 31, 2013.

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

On May 15, 2013, the Company paid a dividend on its outstanding Series B Preferred Stock of $32.8125 per share. On August 15, 2013, the Company paid a dividend on its outstanding Series B Preferred Stock of $32.8125 per share. On November 15, 2013, the Company paid a dividend on its outstanding Series B Preferred Stock of $32.8125 per share. On November 27, 2013, the Company’s Board of Directors declared a dividend of $32.8125 per share of Series B Preferred Stock payable on February 18, 2014 to shareholders of record as of the close of business on February 7, 2014.

During the year ended December 31, 2013, the Company issued 419,116 shares of Common Stock in connection with the exchange by holders of its Operating Partnership’s 3.75% Exchangeable Senior Notes due 2036 (See Note 8).

13. Future Minimum Rents

The properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2014 to 2048. The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of December 31, 2013, under non-cancelable operating leases which expire on various dates through 2048, are as follows:

Years Ending December 31,	(in thousands)
2014	$1,716,754
2015	1,706,282
2016	1,660,890
2017	1,510,645
2018	1,342,157
Thereafter	6,674,466

No single tenant represented more than 10.0% of the Company’s total rental revenue for the years ended December 31, 2013, 2012 and 2011.

14. Segment Information

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Boston, New York, Princeton, San Francisco and Washington, DC. Segments by property type include: Class A Office, Office/Technical, Residential and Hotel.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, transaction costs, interest expense, depreciation and amortization expense, gains (losses) from investments in securities, gains (losses) from early extinguishments of debt, income from unconsolidated joint ventures, gains on consolidation of joint ventures, impairment loss, discontinued operations and noncontrolling interests are not included in Net Operating Income as internal reporting addresses these items on a corporate level.

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

We have modified the presentation of expenses to operate our San Francisco and Princeton regional offices to reflect the growing activity in our San Francisco region and to have a consistent presentation across our company. For San Francisco these expenses, which totaled approximately $6.7 million, $6.1 million and $6.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, and for Princeton these expenses were approximately $1.4 million, $1.6 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, were previously included in Rental Operating Expenses and are now included in General and Administrative Expenses for all periods presented.

On May 31, 2013, the Company’s two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) located in New York City) transferred all of their interests in the joint venture to third parties (See Note 3). Effective as of May 31, 2013, the Company accounts for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in its financial statements instead of under the equity method of accounting. Upon consolidation, the operations for this building are included in the New York region.

Information by geographic area and property type (dollars in thousands):

For the year ended December 31, 2013:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$665,991	$662,888	$62,678	$214,755	$381,359	$1,987,671
Office/Technical	22,617	—	—	17,259	15,649	55,525
Residential	4,395	—	—	—	17,923	22,318
Hotel	40,330	—	—	—	—	40,330

Total	733,333	662,888	62,678	232,014	414,931	2,105,844

% of Grand Totals	34.82%	31.48%	2.98%	11.02%	19.70%	100.00%
Rental Expenses:
Class A Office	259,997	223,265	28,375	77,905	126,507	716,049
Office/Technical	6,879	—	—	3,708	4,190	14,777
Residential	1,823	—	—	—	10,307	12,130
Hotel	28,447	—	—	—	—	28,447

Total	297,146	223,265	28,375	81,613	141,004	771,403

% of Grand Totals	38.52%	28.94%	3.68%	10.58%	18.28%	100.00%

Net operating income	$436,187	$439,623	$34,303	$150,401	$273,927	$1,334,441

% of Grand Totals	32.69%	32.94%	2.57%	11.27%	20.53%	100.00%

For the year ended December 31, 2012:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$617,652	$481,844	$61,350	$208,177	$346,402	$1,715,425
Office/Technical	22,460	—	—	494	16,264	39,218
Residential	3,936	—	—	—	16,632	20,568
Hotel	37,915	—	—	—	—	37,915

Total	681,963	481,844	61,350	208,671	379,298	1,813,126

% of Grand Totals	37.61%	26.58%	3.38%	11.51%	20.92%	100.00%
Rental Expenses:
Class A Office	242,904	160,386	27,601	75,542	111,049	617,482
Office/Technical	6,499	—	—	149	3,966	10,614
Residential	1,675	—	—	—	9,317	10,992
Hotel	28,120	—	—	—	—	28,120

Total	279,198	160,386	27,601	75,691	124,332	667,208

% of Grand Totals	41.85%	24.04%	4.14%	11.34%	18.63%	100.00%

Net operating income	$402,765	$321,458	$33,749	$132,980	$254,966	$1,145,918

% of Grand Totals	35.15%	28.05%	2.95%	11.60%	22.25%	100.00%

For the year ended December 31, 2011:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$537,743	$458,791	$62,648	$207,003	$340,470	$1,606,655
Office/Technical	25,349	—	—	—	16,236	41,585
Residential	985	—	—	—	5,632	6,617
Hotel	34,529	—	—	—	—	34,529

Total	598,606	458,791	62,648	207,003	362,338	1,689,386

% of Grand Totals	35.43%	27.16%	3.71%	12.25%	21.45%	100.00%
Rental Expenses:
Class A Office	206,469	152,649	28,620	72,122	95,804	555,664
Office/Technical	7,245	—	—	—	4,280	11,525
Residential	521	—	—	—	4,958	5,479
Hotel	26,128	—	—	—	—	26,128

Total	240,363	152,649	28,620	72,122	105,042	598,796

% of Grand Totals	40.14%	25.49%	4.78%	12.05%	17.54%	100.00%

Net operating income	$358,243	$306,142	$34,028	$134,881	$257,296	$1,090,590

% of Grand Totals	32.85%	28.07%	3.12%	12.37%	23.59%	100.00%

The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties, Inc.:

	Year ended December 31,
	2013	2012	2011
Net Operating Income	$1,334,441	$1,145,918	$1,090,590
Add:
Development and management services income	29,695	34,060	33,406
Income from unconsolidated joint ventures	75,074	49,078	85,896
Gains on consolidation of joint ventures	385,991	—	—
Interest and other income	8,310	10,091	5,358
Gains (losses) from investments in securities	2,911	1,389	(443)
Gains (losses) from early extinguishments of debt	122	(4,453)	(1,494)
Income from discontinued operations	8,022	9,806	10,876
Gains on sales of real estate from discontinued operations	112,829	36,877	—
Gain on forgiveness of debt from discontinued operations	20,182	—	—
Less:
General and administrative expense	115,329	90,129	87,101
Transaction costs	1,744	3,653	1,987
Depreciation and amortization expense	560,637	445,875	429,742
Interest expense	446,880	410,970	391,533
Impairment loss	8,306	—	—
Impairment loss from discontinued operations	3,241	—	—
Noncontrolling interest in property partnerships	1,347	3,792	1,558
Noncontrolling interest—redeemable preferred units of the Operating Partnership	6,046	3,497	3,339
Noncontrolling interest—common units of the Operating Partnership	70,085	30,125	35,007
Noncontrolling interest in discontinued operations—common units of the Operating Partnership	14,151	5,075	1,243

Net income attributable to Boston Properties, Inc.	$749,811	$289,650	$272,679

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

	For the Year Ended December 31, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties, Inc.	$618,113	152,201	$4.06
Discontinued operations attributable to Boston Properties, Inc.	123,641	—	0.81
Allocation of undistributed earnings to participating securities	(160)	—	—

Net income attributable to Boston Properties, Inc. common shareholders	$741,594	152,201	$4.87
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	320	(0.01)

Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$741,594	152,521	$4.86

	For the Year Ended December 31, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties, Inc.	$248,042	150,120	$1.65
Discontinued operations attributable to Boston Properties, Inc.	41,608	—	0.28

Net income attributable to Boston Properties, Inc. common shareholders	$289,650	150,120	$1.93
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	591	(0.01)

Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$289,650	150,711	$1.92

	For the Year Ended December 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties, Inc.	$263,046	145,693	$1.80
Discontinued operations attributable to Boston Properties, Inc.	9,633	—	0.07

Net income attributable to Boston Properties, Inc. common shareholders	$272,679	145,693	$1.87
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	525	(0.01)

Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$272,679	146,218	$1.86

16. Employee Benefit Plans

Effective January 1, 1985, the predecessor of the Company adopted a 401(k) Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. Upon formation, the Company adopted the Plan and the terms of the Plan.

Effective January 1, 2000, the Company amended the Plan by increasing the Company’s matching contribution to 200% of the first 3% from 200% of the first 2% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of an amount established by the IRS ($255,000, $250,000 and $245,000 in 2013, 2012 and 2011, respectively), indexed for inflation) and by eliminating the vesting requirement. The Company’s aggregate matching contribution for the years ended December 31, 2013, 2012 and 2011 was $3.4 million, $3.2 million and $3.1 million, respectively.

Effective January 1, 2001, the Company amended the Plan to provide a supplemental retirement contribution to certain employees who have at least ten years of service on January 1, 2001, and who are 40 years of age or older as of January 1, 2001. The maximum supplemental retirement contribution will not exceed the annual limit on contributions established by the IRS. The Company will record an annual supplemental retirement credit for the benefit of each participant. The Company’s supplemental retirement contribution and credit for the years ended December 31, 2013, 2012 and 2011 was $60,000, $78,000 and $62,000, respectively.

The Company also maintains a deferred compensation plan that is designed to allow officers of the Company to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2013 and 2012, the Company had maintained approximately $16.6 million and $12.2 million, respectively, in a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the plan participants and earnings on the deferred compensation pursuant to investments elected by the plan participants. The Company’s liability as of December 31, 2013 and 2012 was $16.6 million and $12.2 million, respectively, which are included in the accompanying Consolidated Balance Sheets.

17. Stock Option and Incentive Plan

At the Company’s 2012 annual meeting of stockholders held on May 15, 2012, the stockholders of the Company approved the Boston Properties, Inc. 2012 Stock Option and Incentive Plan (the “2012 Plan”). The 2012 Plan replaced the 1997 Stock Option and Incentive Plan (the “1997 Plan”). The material terms of the 2012 Plan include, among other things: (1) the maximum number of shares of common stock reserved and available for issuance under the 2012 Plan is the sum of (i) 13,000,000 newly authorized shares, plus (ii) the number of shares available for grant under the 1997 Stock Plan immediately prior to the effective date of the 2012 Plan, plus (iii) any shares underlying grants under the 1997 Plan that are forfeited, cancelled or terminated (other than by exercise) in the future; (2) “full-value” awards (i.e., awards other than stock options) are multiplied by a 2.32 conversion ratio to calculate the number of shares available under the 2012 Plan that are used for each full-value award, as opposed to a 1.0 conversion ratio for each stock option awarded under the 2012 Plan; (3) shares tendered or held back for taxes will not be added back to the reserved pool under the 2012 Plan; (4) stock options may not be re-priced without stockholder approval; and (5) the term of the 2012 Plan is for ten years from the date of stockholder approval.

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

On March 11, 2013, the Company announced that Owen D. Thomas would succeed Mortimer B. Zuckerman as the Company’s Chief Executive Officer, effective April 2, 2013. On April 2, 2013, the Company issued 24,231 LTIP units, 38,926 2013 MYLTIP Units and 50,847 non-qualified stock options under the 2012 Plan to Mr. Thomas, pursuant to his employment agreement. Mr. Zuckerman will continue to serve as Executive Chairman for a transition period and thereafter is expected to continue to serve as the Non-Executive Chairman of the Board. In connection with succession planning, the Company and Mr. Zuckerman entered into a Transition Benefits Agreement. If Mr. Zuckerman remains employed by the Company through July 1, 2014, he will be entitled to receive on January 1, 2015 a lump sum cash payment of $6.7 million and an equity award with a targeted value of approximately $11.1 million. The cash payment and equity award vest one-third on each of March 10, 2013, October 1, 2013 and July 1, 2014, subject to acceleration in certain circumstances. As a result, the Company recognized approximately $13.8 million of compensation expense during the year ended December 31, 2013. In addition, the agreement provides that if Mr. Zuckerman terminates his employment with the Company for any reason, voluntarily or involuntarily, he will become fully vested in any outstanding equity awards with time-based vesting. As a result, during the year ended December 31, 2013, the Company accelerated the remaining approximately $12.9 million of stock-based compensation expense associated with Mr. Zuckerman’s unvested long-term equity awards.

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

The Company issued 36,730, 20,756 and 19,030 shares of restricted common stock and 184,733, 174,650 and 190,067 LTIP Units to employees and non-employee directors under the 1997 Plan and 2012 Plan during the years ended December 31, 2013, 2012 and 2011. The Company issued 252,220, 186,007 and 146,844 non-qualified stock options under the 1997 Plan during the years ended December 31, 2013, 2012 and 2011. The amounts issued during 2013 include the amounts issued to Mr. Thomas pursuant to his employment agreement, as discussed above. The Company issued 400,000 2011 OPP Units to employees under the 1997 Plan during the year ended December 31, 2011. The Company issued 400,000 2012 OPP Units to employees under the 1997 Plan during the year ended December 31, 2012. The Company issued 318,926 2013 MYLTIP Units to employees under the 2012 Plan during the year ended December 31, 2013, including the amounts issued to Mr. Thomas pursuant to his employment agreement, as discussed above. Employees and directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit, OPP Unit and 2013 MYLTIP Unit. An LTIP Unit is generally the economic equivalent of a share of restricted stock in the Company. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted, as adjusted for forfeitures, and the closing price of the Company’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Non-qualified stock options, which are valued using the Black-Scholes option-pricing model, are recognized as an expense ratably over the corresponding employee service period. As the 2011 OPP Awards, 2012 OPP Awards and 2013 MYLTIP Awards are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2011 OPP Awards, 2012 OPP Awards and 2013 MYLTIP Awards under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in the Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units was approximately $43.9 million, $28.3 million and $28.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. For the year ended December 31, 2013, stock-based compensation expense includes approximately $21.5 million consisting of the acceleration of the expense of the Company’s Executive Chairman’s stock-based compensation awards and the stock-based compensation awards associated with his transition benefits agreement related to the Company’s succession planning. For the year ended December 31, 2012, stock-based compensation expense includes approximately $2.7 million consisting of the acceleration of vesting of the Company’s Chief Operating Officer’s stock-based compensation awards associated with his resignation. Upon the conclusion of the three-year measurement period in February 2011, the 2008 OPP Awards were not earned, the program was terminated and the Company accelerated the then remaining unrecognized compensation expense totaling approximately $4.3 million during the year ended December 31, 2011. At December 31, 2013, there was $17.6 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and $11.1 million of unrecognized compensation expense related to unvested 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.7 years (See Note 20).

The shares of restricted stock were valued at approximately $3.9 million ($105.30 per share weighted-average), $2.2 million ($107.31 per share weighted-average) and $1.8 million ($93.40 per share weighted-average) for the years ended December 31, 2013, 2012 and 2011, respectively.

LTIP Units were valued using a Monte Carlo simulation method model in accordance with the provisions of ASC 718 “Compensation—Stock Compensation” (“ASC 718”). LTIP Units issued during the years ended December 31, 2013, 2012 and 2011 were valued at approximately $17.8 million, $17.3 million and $16.5 million, respectively. The weighted-average per unit fair value of LTIP Unit grants in 2013, 2012 and 2011 was $96.13, $98.83 and $86.74, respectively. The per unit fair value of each LTIP Unit granted in 2013, 2012 and 2011 was estimated on the date of grant using the following assumptions; an expected life of 5.7 years, 5.8 years and

5.8 years, a risk-free interest rate of 1.03%, 0.94% and 2.22% and an expected price volatility of 26.0%, 29.1% and 30.0%, respectively.

The non-qualified stock options granted during the years ended December 31, 2013, 2012 and 2011 had a weighted-average fair value on the date of grant of $18.46, $19.50 and $24.67 per option, respectively, which was computed using the Black-Scholes option-pricing model utilizing the following assumptions: an expected life of 6.0 years, 5.4 years and 6.0 years, a risk-free interest rate of 1.11%, 0.92% and 2.37%, an expected price volatility of 26.0%, 28.4% and 35.0% and an expected dividend yield of 3.0%, 2.9% and 3.0%, respectively. The exercise price of the options granted during the years ended December 31, 2013, 2012 and 2011 where $105.10, $107.23 and $92.71, respectively, which was the closing price of the Company’s common stock on the date of grant.

A summary of the status of the Company’s stock options as of December 31, 2013, 2012 and 2011 and changes during the years then ended are presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	324,938	$32.65
Granted	146,844	$92.71
Exercised	(316,159)	$32.63
Canceled	—	$—

Outstanding at December 31, 2011	155,623	$89.35
Granted	186,007	$107.23
Exercised	(22,823)	$72.42
Canceled	(24,280)	$100.15

Outstanding at December 31, 2012	294,527	$101.06
Granted	252,220	$104.50
Exercised	—	$—
Canceled	—	$—
Special dividend adjustment	12,076	$100.44

Outstanding at December 31, 2013	558,823	$100.43

The following table summarizes information about stock options outstanding at December 31, 2013:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding at 12/31/13	Remaining Contractual Life	Exercise Price	Number Exercisable at 12/31/13	Exercise Price
$90.71	131,837	7.1 years	$90.71	80,240	$90.71
$99.94	51,971	9.3 years	$99.94	—	$—
$102.83	205,821	9.1 years	$102.83	48,026	$102.83
$105.25	169,194	8.1 years	$105.25	71,602	$105.25

The total intrinsic value of the outstanding and exercisable stock options as of December 31, 2013 was approximately $0.8 million. In addition, the Company had 91,496 and 13,633 options exercisable at a weighted-average exercise price of $98.92 and $54.32 at December 31, 2012 and 2011, respectively.

The Company adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”) to encourage the ownership of Common Stock by eligible employees. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase on the business day immediately following the end of the biannual purchase periods (i.e., January 1-June 30 and July 1-December 31) shares of Common Stock at a purchase price equal to 85% of the average closing prices of the Common Stock during the last ten business days of the purchase period. The Company issued 6,442, 7,406 and 6,356 shares with the weighted average purchase price equal to $89.65 per share, $86.52 per share and $80.13 per share under the Stock Purchase Plan during the years ended December 31, 2013, 2012 and 2011, respectively.

18. Related Party Transactions

Prior to joining the Company effective January 2, 2014, Mr. John F. Powers provided commercial real estate brokerage services to the Company, on behalf of his prior employer, CBRE, in connection with certain leasing transactions. Mr. Powers received approximately $592,000 during the year ended December 31, 2013 in connection with these transactions. Mr. John F. Powers is a Senior Vice President of Boston Properties, Inc. and the Regional Manager of its New York office.

A firm controlled by Mr. Raymond A. Ritchey’s brother was paid aggregate leasing commissions of approximately $868,000, $1,306,000 and $671,000 for the years ended December 31, 2013, 2012 and 2011, respectively, related to certain exclusive leasing arrangements for certain Northern Virginia properties. Mr. Ritchey is an Executive Vice President of Boston Properties, Inc.

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

In accordance with the Company’s 2012 Plan, and as approved by the Board of Directors, six non-employee directors made an election to receive deferred stock units in lieu of cash fees for 2013. The deferred stock units will be settled in shares of common stock upon the cessation of such director’s service on the Board of Directors. As a result of these elections, the aggregate cash fees otherwise payable to a non-employee director during a fiscal quarter are converted into a number of deferred stock units equal to the aggregate cash fees divided by the last reported sales price of a share of the Company’s common stock on the last trading of the applicable fiscal quarter. The deferred stock units are also credited with dividend equivalents as dividends are paid by the Company. At December 31, 2013 and 2012, the Company had outstanding 83,995 and 76,682 deferred stock units, respectively.

19. Selected Interim Financial Information (unaudited)

The tables below reflect the Company’s selected quarterly information for the years ended December 31, 2013 and 2012. Total revenue and income from continuing operations amounts have been reclassified for properties qualifying for discontinued operations presentation (See Note 3).

	2013 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per share amounts)
Total revenue	$477,826	$510,033	$571,481	$576,199
Income from continuing operations	$38,496	$503,446	$82,311	$79,395
Net income attributable to Boston Properties, Inc.	$47,854	$452,417	$152,677	$88,719
Income attributable to Boston Properties, Inc. per share—basic	$0.32	$2.95	$1.00	$0.58
Income attributable to Boston Properties, Inc. per share—diluted	$0.31	$2.94	$1.00	$0.58

	2012 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per share amounts)
Total revenue	$438,722	$466,197	$464,220	$478,047
Income from continuing operations	$53,079	$94,795	$63,331	$74,251
Net income attributable to Boston Properties, Inc.	$48,454	$118,559	$57,249	$65,400
Income attributable to Boston Properties, Inc. per share—basic	$0.33	$0.79	$0.38	$0.43
Income attributable to Boston Properties, Inc. per share—diluted	$0.33	$0.78	$0.38	$0.43

20. Subsequent Events

On January 27, 2014, the Company’s Compensation Committee approved the 2014 multi-year, long-term incentive program (the “2014 MYLTIP”) awards under the Company’s 2012 Plan to certain officers and employees of the Company. The 2014 MYLTIP awards utilize TRS over a three-year measurement period, on an annualized, compounded basis, as the performance metric. Earned awards will be based on the Company’s TRS relative to (i) the Cohen & Steers Realty Majors Portfolio Index (50% weight) and (ii) the NAREIT Office Index adjusted to exclude the Company (50% weight). Earned awards will range from zero to a maximum of approximately $40.2 million depending on the Company’s TRS relative to the two indices, with four tiers (threshold: approximately $6.7 million; target: approximately $13.4 million; high: approximately $26.8 million; exceptional: approximately $40.2 million) and linear interpolation between tiers. Earned awards measured on the basis of relative TRS performance are subject to an absolute TRS component in the form of relatively simple modifiers that (A) reduce the level of earned awards in the event the Company’s annualized TRS is less than 0% and (B) cause some awards to be earned in the event the Company’s annualized TRS is more than 12% even though on a relative basis alone the Company’s TRS would not result in any earned awards.

Earned awards (if any) will vest 50% on February 3, 2017 and 50% on February 3, 2018, based on continued employment. Vesting will be accelerated in the event of a change in control, termination of employment by the Company without cause, termination of employment by the award recipient for good reason, death, disability or retirement. If there is a change of control prior to February 3, 2017, earned awards will be calculated based on TRS performance up to the date of the change of control. The 2014 MYLTIP awards are in the form of LTIP Units issued on the grant date which (i) are subject to forfeiture to the extent awards are not earned and (ii) prior to the performance measurement date are only entitled to one-tenth (10%) of the regular quarterly distributions payable on common partnership units.

Under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718 “Compensation-Stock Compensation” the 2014 MYLTIP awards have an aggregate value of approximately $13.1 million, which amount will generally be amortized into earnings over the four-year plan period under the graded vesting method.

On January 31, 2014, the Company issued 21,455 shares of restricted common stock and 109,718 LTIP units under the 2012 Plan to certain employees of the Company.

On January 31, 2014, the measurement period for the Company’s 2011 OPP Awards expired and the Company’s TRS performance was not sufficient for employees to earn and therefore become eligible to vest in any of the 2011 OPP Awards. As a result, the Company accelerated the then remaining unrecognized compensation expense totaling approximately $1.2 million. Accordingly, all 2011 OPP Awards were automatically forfeited and the Operating Partnership repaid employees an amount equal to $0.25 (which is equal to what they paid upon acceptance of the award) multiplied by the number of 2011 OPP Awards they received.

On February 10, 2014, the Company completed and fully placed in-service The Avant at Reston Town Center development project comprised of 359 apartment units and retail space aggregating approximately 355,000 square feet located in Reston, Virginia.

On February 18, 2014, the Company’s Operating Partnership repaid at maturity the $747.5 million aggregate principal amount outstanding of its 3.625% Exchangeable Senior Notes due 2014 plus accrued and unpaid interest thereon.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is set forth on page 113 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in the Proxy Statement to be filed relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 will be included in the Proxy Statement to be filed relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes our equity compensation plans as of December 31, 2013.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders(1)	3,221,915	(2)	$100.43	(2)	12,628,358	(3)
Equity compensation plans not approved by security holders(4)	N/A		N/A		122,652

Total	3,221,915		$100.43		12,751,010

(1)	Includes information related to our 2012 Plan.
(2)	Includes (a) 558,823 shares of common stock issuable upon the exercise of outstanding options (199,868 of which are vested and exercisable), (b) 1,455,761 long term incentive units (LTIP units) (1,087,403 of which are vested) that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to the Operating Partnership for redemption and acquired by us for shares of our common stock, (c) 14,362 common units issued upon conversion of LTIP units, which may be presented to the Operating Partnership for redemption and acquired by us for shares of our common stock, (d) 396,500 2011 OPP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to the Operating Partnership for redemption and acquired by us for shares of our common stock, (e) 396,150 2012 OPP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to the Operating Partnership for redemption and acquired by us for shares of our common stock, (f) 316,325 2013 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to the Operating Partnership for redemption and acquired by us for shares of our common stock (g) 83,994 deferred stock units which were granted pursuant to elections by certain of our non-employee directors to defer all cash compensation to be paid to such directors and to receive their deferred cash compensation in shares of our common stock upon their retirement from our Board of Directors. Does not include 63,638 shares of restricted stock, as they have been reflected in our total shares outstanding. Because there is no exercise price associated with LTIP units, 2011 OPP Awards, 2012 OPP Awards, 2013 MYLTIP Awards or deferred stock units, such shares are not included in the weighed-average exercise price calculation.

(3)	“Full-value” awards (i.e., awards other than stock options) are multiplied by a 2.32 conversion ratio to calculate the number of shares available under the 2012 Plan that are used for each full-value award, as opposed to a 1.0 conversion ratio for each stock option awarded under the 2012 Plan.
(4)	Includes information related to the 1999 Non-Qualified Employee Stock Purchase Plan (ESPP). The ESPP was adopted by the Board of Directors on October 29, 1998. The ESPP has not been approved by our stockholders. The ESPP is available to all our employees that are employed on the first day of the purchase period. Under the ESPP, each eligible employee may purchase shares of our common stock at semi-annual intervals each year at a purchase price equal to 85% of the average closing prices of our common stock on the New York Stock Exchange during the last ten business days of the purchase period. Each eligible employee may contribute no more than $10,000 per year to purchase our common stock under the ESPP.

Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in the Proxy Statement to be filed relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 will be included in the Proxy Statement to be filed relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statement Schedule

Boston Properties, Inc.

Schedule 3 - Real Estate and Accumulated Depreciation

December 31, 2013

(dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
				Land	Building
767 Fifth Avenue (The General Motors Building)	Office	New York, NY	$1,463,143	$1,796,252	$1,532,654	$4,481	$1,796,252	$1,537,135	$—	$—	$3,333,387	$28,901	1968	(1)
Embarcadero Center	Office	San Francisco, CA	360,133	179,697	847,410	314,292	195,985	1,145,414	—	—	1,341,399	472,324	1970/1989	(1)
Prudential Center	Office	Boston, MA	—	92,077	734,594	354,501	107,426	1,057,815	15,931	—	1,181,172	398,909	1965/1993/2002	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	107,604	354,107	793,055	—	—	1,147,162	219,938	1961	(1)
601 Lexington Avenue	Office	New York, NY	722,253	241,600	494,782	217,155	289,639	663,898	—	—	953,537	205,721	1977/1997	(1)
The John Hancock Tower and Garage	Office	Boston, MA	652,933	219,543	667,884	57,420	219,616	724,812	419	—	944,847	78,366	1976	(1)
Times Square Tower	Office	New York, NY	—	165,413	380,438	85,146	169,193	461,804	—	—	630,997	137,934	2004	(1)
100 Federal Street	Office	Boston, MA	—	131,067	435,954	6,020	131,067	441,760	214	—	573,041	29,060	1971-1975	(1)
Carnegie Center	Office	Princeton, NJ	—	105,107	377,259	66,866	103,064	443,817	2,206	145	549,232	169,587	1983-1999	(1)
Atlantic Wharf	Office	Boston, MA	—	63,988	454,537	11,644	63,988	466,181	—	—	530,169	39,697	2011	(1)
Fountain Square	Office	Reston, VA	226,604	56,853	306,298	3,877	56,853	310,175	—	—	367,028	15,460	1986-1990	(1)
510 Madison Avenue	Office	New York, NY	—	103,000	253,665	6,309	103,000	259,974	—	—	362,974	15,901	2012	(1)
599 Lexington Avenue	Office	New York, NY	750,000	81,040	100,507	123,179	87,852	216,874	—	—	304,726	144,094	1986	(1)
South of Market and Democracy Tower	Office	Reston, VA	—	13,603	237,479	9,790	13,687	247,185	—	—	260,872	50,831	2008-2009	(1)
Gateway Center	Office	San Francisco, CA	—	28,255	139,245	51,330	30,627	188,203	—	—	218,830	80,461	1984/1986/2002	(1)
Bay Colony Corporate Center	Office	Waltham, MA	—	18,789	148,451	47,332	18,789	195,783	—	—	214,572	21,339	1985-1989	(1)
2200 Pennsylvania Avenue	Office	Washington, DC	—	—	183,541	3,767	—	187,308	—	—	187,308	18,185	2011	(1)
Mountain View Research Park	Office	Mountain View, CA	—	106,162	76,137	2,196	106,162	78,333	—	—	184,495	3,013	1977-1981/2007-2013	(1)
One and Two Patriots Park	Office	Reston, VA	—	18,429	126,315	34,994	22,352	157,386	—	—	179,738	7,032	1987/1988/2012/2013	(1)
3200 Zanker Road	Office	San Jose, CA	—	36,705	82,863	24,669	36,997	103,496	3,744	—	144,237	23,165	1988	(1)
Reservoir Place	Office	Waltham, MA	—	18,605	92,619	27,446	20,118	118,552	—	—	138,670	52,829	1955/1987	(1)
1333 New Hampshire Avenue	Office	Washington, DC	—	34,032	85,660	9,061	35,394	93,359	—	—	128,753	30,392	1996	(1)
505 9th Street	Office	Washington, DC	121,360	38,885	83,719	5,692	42,082	86,214	—	—	128,296	20,358	2007	(1)
Kingstowne Towne Center	Office	Alexandria, VA	33,338	18,021	109,038	742	18,062	109,739	—	—	127,801	26,526	2003-2006	(1)
1330 Connecticut Avenue	Office	Washington, DC	—	25,982	82,311	16,286	27,135	97,444	—	—	124,579	29,518	1984	(1)
Capital Gallery	Office	Washington, DC	—	4,725	29,565	86,993	8,662	112,621	—	—	121,283	50,217	1981/2006	(1)
Weston Corporate Center	Office	Weston, MA	—	25,753	92,312	(123)	25,854	92,088	—	—	117,942	10,921	2010	(1)
One Freedom Square	Office	Reston, VA	—	9,929	84,504	16,666	11,293	99,806	—	—	111,099	32,827	2000	(1)
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	26,635	17,561	91,722	—	—	109,283	31,144	1999	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	13,816	15,420	90,065	—	—	105,485	37,294	2001	(1)
Seven Cambridge Center	Office	Cambridge, MA	—	3,457	97,136	2,880	4,125	99,348	—	—	103,473	47,498	2006	(1)
Five Cambridge Center	Office	Cambridge, MA	—	18,863	53,346	29,762	21,173	80,798	—	—	101,971	19,158	1981/1996	(1)
140 Kendrick Street	Office	Needham, MA	—	18,095	66,905	14,759	19,092	80,667	—	—	99,759	17,433	2000	(1)
Discovery Square	Office	Reston, VA	—	11,198	71,782	16,189	12,533	86,636	—	—	99,169	28,865	2001	(1)
Four Cambridge Center	Office	Cambridge, MA	—	19,104	52,078	11,872	20,785	62,269	—	—	83,054	10,761	1983/1998	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	8,462	11,097	68,444	—	—	79,541	21,709	2003	(1)
77 CityPoint	Office	Waltham, MA	—	13,847	60,383	3,160	13,873	63,517	—	—	77,390	12,301	2008	(1)
230 CityPoint	Office	Waltham, MA	—	13,189	49,823	13,102	13,593	62,521	—	—	76,114	17,601	1992	(1)
North First Business Park	Office	San Jose, CA	—	58,402	13,069	4,010	23,377	16,215	35,889	—	75,481	10,208	1981	(1)
Seventeen Cambridge Center	Office	Cambridge, MA	—	18,080	51,262	—	18,080	51,262	—	—	69,342	1,080	2013	(1)
2440 West El Camino Real	Office	Mountain View, CA	—	16,741	51,285	502	16,741	51,787	—	—	68,528	4,390	1987/2003	(1)
Wisconsin Place	Office	Chevy Chase, MD	—	—	53,349	12,787	—	66,136	—	—	66,136	11,573	2009	(1)
Reston Corporate Center	Office	Reston, VA	—	9,135	50,857	5,346	10,148	55,190	—	—	65,338	21,034	1984	(1)
New Dominion Technology Park, Bldg. Two	Office	Herndon, VA	63,000	5,584	51,868	3,894	6,510	54,836	—	—	61,346	16,557	2004	(1)

Boston Properties, Inc.

Schedule 3 - Real Estate and Accumulated Depreciation

December 31, 2013

(dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
				Land	Building
Sumner Square	Office	Washington, DC	—	624	28,745	23,679	1,478	51,570	—	—	53,048	23,282	1985	(1)
New Dominion Technology Park, Bldg. One	Office	Herndon, VA	43,278	3,880	43,227	3,882	4,583	46,406	—	—	50,989	19,584	2001	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	8,568	16,813	32,886	—	—	49,699	14,834	1999	(1)
191 Spring Street	Office	Lexington, MA	—	2,850	27,166	18,558	3,151	45,423	—	—	48,574	29,636	1971/1995	(1)
One Cambridge Center	Office	Cambridge, MA	—	134	25,110	20,608	548	45,304	—	—	45,852	24,914	1987	(1)
University Place	Office	Cambridge, MA	13,692	—	37,091	6,785	390	43,486	—	—	43,876	20,692	1985	(1)
2600 Tower Oaks Boulevard	Office	Rockville, MD	—	4,243	31,125	8,257	4,785	38,840	—	—	43,625	16,576	2001	(1)
Quorum Office Park	Office	Chelmsford, MA	—	3,750	32,454	5,672	5,187	36,689	—	—	41,876	12,748	2001	(1)
Three Patriots Park	Office	Reston, VA	—	3,594	32,977	3,013	4,009	35,575	—	—	39,584	12,465	2006	(1)
500 E Street	Office	Washington, DC	—	109	22,420	12,854	2,379	33,004	—	—	35,383	20,633	1987	(1)
Eight Cambridge Center	Office	Cambridge, MA	—	850	25,042	8,507	1,323	33,076	—	—	34,399	11,139	1999	(1)
Mountain View Technology Park	Office	Mountain View, CA	—	20,359	13,640	182	20,359	13,822	—	—	34,181	761	1972	(1)
Three Cambridge Center	Office	Cambridge, MA	—	174	12,200	8,758	965	20,167	—	—	21,132	9,768	1987	(1)
Ten Cambridge Center	Office	Cambridge, MA	—	1,299	12,943	6,117	2,395	17,964	—	—	20,359	11,337	1990	(1)
201 Spring Street	Office	Lexington, MA	—	2,849	15,303	(154)	3,124	14,874	—	—	17,998	6,034	1997	(1)
40 Shattuck Road	Office	Andover, MA	—	709	14,740	2,453	893	17,009	—	—	17,902	5,547	2001	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	13,762	1,264	14,922	—	—	16,186	10,566	1982	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	7,819	802	14,359	—	—	15,161	9,914	1985	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	10,283	425	13,358	—	—	13,783	7,486	1979	(1)
181 Spring Street	Office	Lexington, MA	—	1,066	9,520	1,950	1,160	11,376	—	—	12,536	4,007	1999	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	4,175	1,858	10,580	—	—	12,438	6,187	1990	(1)
91 Hartwell Avenue	Office	Lexington, MA	—	784	6,464	4,984	941	11,291	—	—	12,232	7,535	1985	(1)
Eleven Cambridge Center	Office	Cambridge, MA	—	121	5,535	5,131	324	10,463	—	—	10,787	7,240	1984	(1)
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	544	791	9,691	—	—	10,482	3,895	1997	(1)
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	3,895	659	7,450	—	—	8,109	5,526	1982	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	1,915	1,430	6,331	—	—	7,761	2,917	1987	(1)
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	2,944	601	6,991	—	—	7,592	5,160	1984	(1)
453 Ravendale Drive	Office	Mountain View, CA	—	5,477	1,090	230	5,477	1,320	—	—	6,797	142	1977	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	2,590	406	6,071	—	—	6,477	4,133	1985	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	4,875	551	5,402	—	—	5,953	3,576	1986	(1)
Fourteen Cambridge Center	Office	Cambridge, MA	—	110	4,483	1,223	273	5,543	—	—	5,816	3,805	1983	(1)
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,773	230	661	4,950	—	—	5,611	3,934	2002	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	1,484	775	3,916	—	—	4,691	2,355	1989	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	1,902	398	3,350	—	—	3,748	2,327	1984	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	1,007	93	3,622	—	—	3,715	2,261	1988	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	1,313	613	2,491	—	—	3,104	2,131	1982	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	800	314	2,597	—	—	2,911	1,568	1968-1979/1987	(1)
164 Lexington Road	Office	Billerica, MA	—	592	1,370	319	643	1,638	—	—	2,281	703	1982	(1)
17 Hartwell Avenue	Office	Lexington, MA	—	26	150	1,002	65	1,113	—	—	1,178	639	1968	(1)
Residences on The Avenue, 2221 I St., NW	Residential	Washington, DC	—	—	119,874	(32)	—	119,842	—	—	119,842	7,948	2011	(1)
The Lofts at Atlantic Wharf	Residential	Boston, MA	—	3,529	54,891	1,543	3,529	56,434	—	—	59,963	3,591	2011	(1)
Cambridge Center Marriott	Hotel	Cambridge, MA	—	478	37,918	35,981	1,201	73,176	—	—	74,377	47,182	1986	(1)
Cambridge Center East Garage	Garage	Cambridge, MA	—	—	35,035	1,487	103	36,419	—	—	36,522	6,684	1984	(1)
Cambridge Center West Garage	Garage	Cambridge, MA	—	1,256	15,697	1,553	1,434	17,072	—	—	18,506	3,364	2006	(1)
Cambridge Center North Garage	Garage	Cambridge, MA	—	1,163	11,633	1,085	1,163	12,718	—	—	13,881	8,157	1990	(1)

Boston Properties, Inc.

Schedule 3 - Real Estate and Accumulated Depreciation

December 31, 2013

(dollars in thousands)

Property Name	Type	Location	Encumbrances		Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
					Land	Building
250 West 55th Street	Development	New York, NY	—		—	—	818,243	16,305	45,476	—	756,462	818,243	483	N/A	N/A
Transbay Tower	Development	San Francisco, CA	—		—	—	255,406	—	—	—	255,406	255,406	—	N/A	N/A
680 Folsom Street	Development	San Francisco, CA	—		—	—	241,093	—	—	3,475	237,618	241,093	—	N/A	N/A
601 Massachusetts Avenue	Development	Washington, DC	—		—	—	121,694	—	—	—	121,694	121,694	—	N/A	N/A
535 Mission Street	Development	San Francisco, CA	—		—	—	113,274	—	—	—	113,274	113,274	—	N/A	N/A
The Avant at Reston Town Center Residential	Development	Reston, VA	—		—	—	107,022	12,741	55,701	—	38,580	107,022	160	N/A	N/A
Springfield Metro Center	Land	Springfield, VA	—		—	—	32,073	—	—	32,073	—	32,073	—	N/A	N/A
Plaza at Almaden	Land	San Jose, CA	—		—	—	29,003	—	—	29,003	—	29,003	—	N/A	N/A
Tower Oaks Master Plan	Land	Rockville, MD	—		—	—	28,976	—	—	28,976	—	28,976	—	N/A	N/A
Reston Signature Site	Land	Reston, VA	—		—	—	27,890	—	—	27,890	—	27,890	—	N/A	N/A
Prospect Hill	Land	Waltham, MA	—		—	—	24,197	—	667	23,530	—	24,197	—	N/A	N/A
Washingtonian North	Land	Gaithersburg, MD	—		—	—	18,290	—	—	18,290	—	18,290	—	N/A	N/A
6601 & 6605 Springfield Center Drive	Land	Springfield, VA	—		—	—	13,866	—	—	13,866	—	13,866	—	N/A	N/A
Waltham Office Center	Land	Waltham, MA	—		—	—	12,716	165	8,445	4,106	—	12,716	8,063	N/A	N/A
103 4th Avenue	Land	Waltham, MA	—		—	—	11,918	—	—	11,918	—	11,918	—	N/A	N/A
Cambridge Master Plan	Land	Cambridge, MA	—		—	—	11,153	—	—	11,153	—	11,153	—	N/A	N/A
Reston Gateway	Land	Reston, VA	—		—	—	9,682	—	—	9,682	—	9,682	—	N/A	N/A
Reston Eastgate	Land	Reston, VA	—		—	—	8,807	—	—	8,807	—	8,807	—	N/A	N/A
Crane Meadow	Land	Marlborough, MA	—		—	—	8,725	—	—	8,725	—	8,725	—	N/A	N/A
Broad Run Business Park	Land	Loudon County, VA	—		—	—	7,888	1,621	—	6,267	—	7,888	—	N/A	N/A
30 Shattuck Road	Land	Andover, MA	—		—	—	1,212	—	—	1,212	—	1,212	—	N/A	N/A

			$4,449,734	(2)	$4,303,172	$10,631,057	$4,019,372	$4,450,532	$12,682,514	$297,376	$1,523,179	$18,953,601	$3,145,701

Note: Total Real Estate does not include Furniture, Fixtures and Equipment totaling approximately $25,164. Accumulated Depreciation does not include approximately $15,870 of accumulated depreciation related to Furniture, Fixtures and Equipment.

The aggregate cost and accumulated depreciation for tax purposes was approximately $14.8 billion and $2.6 billion, respectively.

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(2)	Includes the unamortized balance of the historical fair value adjustment totaling approximately $191.2 million.

Boston Properties, Inc.

Real Estate and Accumulated Depreciation

December 31, 2013

(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2013	2012	2011
Real Estate:
Balance at the beginning of the year	$14,869,887	$13,363,113	$12,740,892
Additions to/improvements of real estate	4,410,622	1,602,583	668,084
Assets sold/written-off	(326,908)	(95,809)	(45,863)

Balance at the end of the year	$18,953,601	$14,869,887	$13,363,113

Accumulated Depreciation:
Balance at the beginning of the year	$2,919,479	$2,626,324	$2,308,665
Depreciation expense	419,908	367,625	362,636
Assets sold/written-off	(193,686)	(74,470)	(44,977)

Balance at the end of the year	$3,145,701	$2,919,479	$2,626,324

Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

(b) Exhibits

2.1	—

Transfer Agreement, dated May 31, 2013, by and among BP 767 Fifth LLC, Sungate Fifth Avenue LLC, 767 LLC and BP/DC 767 Fifth LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on June 3, 2013.)

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

Certificate of Designations of 92,000 shares of 5.25% Series B Cumulative Redeemable Preferred Stock of Boston Properties, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 8-A of Boston Properties, Inc. filed on March 22, 2013.)

3.5	—	Second Amended and Restated Bylaws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on October 24, 2008.)

3.6	—	Amendment to Second Amended and Restated By-laws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 20, 2010.)

3.7	—	Form of Certificate of Designations for Series A Preferred Stock. (Incorporated by reference to Exhibit 99.26 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)

4.1	—

Shareholder Rights Agreement, dated as of June 18, 2007, between Boston Properties, Inc. and Computershare Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on June 18, 2007.)

4.2	—	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.3 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

4.3	—

Master Deposit Agreement among Boston Properties, Inc., Computershare Inc. and Computershare Trust Company, N.A., collectively, as depositary, and the holders from time to time of depositary shares as described therein, dated March 22, 2013 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Boston Properties, Inc. filed on March 22, 2013.)

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

4.8	—

Supplemental Indenture No. 8, dated as of October 9, 2009, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 5.875% Senior Note due 2019. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on October 9, 2009.)

4.9	—

Supplemental Indenture No. 9, dated as of April 19, 2010, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 5.625% Senior Note due 2020. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on April 19, 2010.)

4.10	—

Supplemental Indenture No. 10, dated as of November 18, 2010, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 4.125% Senior Note due 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on November 18, 2010.)

4.11	—

Supplemental Indenture No. 11, dated as of November 10, 2011, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.700% Senior Note due 2018 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on November 10, 2011.)

4.12	—

Supplemental Indenture No. 12, dated as of June 11, 2012, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.85% Senior Note due 2023 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on June 11, 2012.)

4.13	—

Supplemental Indenture No. 13, dated as of April 11, 2013, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.125% Senior Note due 2023 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on April 11, 2013.)

4.14	—

Supplemental Indenture No. 14, dated as of June 27, 2013, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.800% Senior Note due 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on July 1, 2013.)

4.15	—

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

10.4	—

Certificate of Designations for the 5.25% Series B Cumulative Redeemable Preferred Units, dated as of March 20, 2013, constituting an amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on March 22, 2013.)

10.5*	—

Forty-Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of April 11, 2003, by Boston Properties, Inc., as general partner. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.6*	—

Seventy-Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of January 24, 2008, by Boston Properties, Inc., as general partner. (Incorporated by reference to Exhibit 10.3 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 29, 2008.)

10.7	—

Ninety-Eighth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of October 21, 2010. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 5, 2010.)

10.8*	—	Boston Properties, Inc. 2012 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit A to Boston Properties, Inc.’s Proxy Statement on Schedule 14A filed on March 30, 2012.)

10.9*	—	Form of 2011 Outperformance Award Agreement. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 21, 2011.)

10.10*	—	Form of 2012 Outperformance Award Agreement. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2012.)

10.11*	—	Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.59 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005.)

10.12*	—

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

10.14*	—

Boston Properties Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2009. (Incorporated by reference to Exhibit 10.10 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.15*	—

Employment Agreement by and between Mortimer B. Zuckerman and Boston Properties, Inc. dated as of January 17, 2003. (Incorporated by reference to Exhibit 10.7 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.16*	—

First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.17*	—

Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.13 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.18*	—

Transition Benefits Agreement by and between Mortimer B. Zuckerman and Boston Properties, Inc. dated March 10, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Boston Properties, Inc. filed on March 11, 2013.)

10.19*	—

Third Amendment to Employment Agreement by and between Mortimer B. Zuckerman and Boston Properties, Inc. dated March 10, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Boston Properties, Inc. filed on March 11, 2013.)

10.20*	—

Employment Agreement by and between Owen D. Thomas and Boston Properties, Inc. dated March 10, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on March 11, 2013.)

10.21*	—

Employment Agreement by and between Douglas T. Linde and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.12 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.22*	—

First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Douglas T. Linde. (Incorporated by reference to Exhibit 10.3 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.23*	—

Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Douglas T. Linde. (Incorporated by reference to Exhibit 10.19 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.24*	—

Amended and Restated Employment Agreement by and between Raymond A. Ritchey and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.15 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.25*	—

First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Raymond A. Ritchey. (Incorporated by reference to Exhibit 10.4 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.26*	—

Second Amendment to Amended and Restated Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Raymond A. Ritchey. (Incorporated by reference to Exhibit 10.22 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.27*	—

Employment Agreement by and between Michael E. LaBelle and Boston Properties, Inc. dated as of January 24, 2008. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 29, 2008.)

10.28*	—

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

10.36*	—

First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Robert E. Pester. (Incorporated by reference to Exhibit 10.9 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.37*	—

Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Robert E. Pester. (Incorporated by reference to Exhibit 10.40 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.38*	—

Employment Agreement by and between Mitchell S. Landis and Boston Properties, Inc. dated as of November 26, 2002. (Incorporated by reference to Exhibit 10.11 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.39*	—

First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Mitchell S. Landis. (Incorporated by reference to Exhibit 10.10 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.40*	—

Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Mitchell S. Landis. (Incorporated by reference to Exhibit 10.43 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.41*		Employment Agreement by and between John F. Powers and Boston Properties, Inc. dated as of November 4, 2013. (Filed herewith.)

10.42*	—

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

10.48*	—	Third Amendment to the Boston Properties, Inc. Senior Executive Severance Plan, dated as of January 8, 2014. (Filed herewith.)

10.49*	—

Boston Properties, Inc. Executive Severance Plan, dated as of July 30, 1998. (Incorporated by reference to Exhibit 10.20 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.50*	—

First Amendment to the Boston Properties, Inc. Executive Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.14 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.51*	—	Second Amendment to the Boston Properties, Inc. Executive Severance Plan, dated as of January 8, 2014. (Filed herewith.)

10.52*	—

Boston Properties, Inc. Officer Severance Plan, dated as of July 30, 1998. (Incorporated by reference to Exhibit 10.15 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.53*	—

First Amendment to the Boston Properties, Inc. Officer Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.16 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.54*	—

Second Amendment to the Boston Properties, Inc. Officer Severance Plan, dated as of December 15, 2008. (Incorporated by reference to Exhibit 10.57 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.55*	—

Form of Indemnification Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and certain officers and directors of the Company. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2004.)

10.56*	—

Director Appointment Agreement, dated as of January 20, 2011, by and between Matthew J. Lustig and Boston Properties, Inc. (Incorporated by reference to Exhibit 10.55 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 25, 2011.)

10.57	—

Seventh Amended and Restated Revolving Credit Agreement, dated as of July 26, 2013, among Boston Properties Limited Partnership and the lenders identified therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on July 29, 2013.)

12.1	—	Statement re Computation of Ratios. (Filed herewith.)

21.1	—	Subsidiaries of Boston Properties, Inc. (Filed herewith.)

23.1	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting firm. (Filed herewith.)

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	—	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

32.2	—	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

101	—

The following materials from Boston Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

*	Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

February 28, 2014	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

February 28, 2014	By:	/s/ MORTIMER B. ZUCKERMAN
Mortimer B. Zuckerman Executive Chairman

	By:	/s/ OWEN D. THOMAS
Owen D. Thomas Director and Chief Executive Officer

	By:	/s/ DOUGLAS T. LINDE
Douglas T. Linde Director and President

	By:	/s/ ZOË BAIRD BUDINGER
Zoë Baird Budinger Director

	By:	/s/ CAROL B. EINIGER
Carol B. Einiger Director

	By:	/s/ DR. JACOB A. FRENKEL
Dr. Jacob A. Frenkel Director

	By:	/s/ JOEL I. KLEIN
Joel I. Klein Director

	By:	/s/ MATTHEW J. LUSTIG
Matthew J. Lustig Director

	By:	/s/ ALAN J. PATRICOF
Alan J. Patricof Director

	By:	/S/ MARTIN TURCHIN
Martin Turchin Director

By:	/s/ DAVID A. TWARDOCK
David A. Twardock Director

By:	/s/ MICHAEL E. LABELLE
Michael E. LaBelle Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)