Form 10-Q
period 2014-09-30
BOSTON PROPERTIES INC
filed 2014-11-07
CIK 1037540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	153,099,786
(Class)	(Outstanding on November 3, 2014)

BOSTON PROPERTIES, INC.

FORM 10-Q

for the quarter ended September 30, 2014

PART I. FINANCIAL INFORMATION

ITEM  1—Financial Statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except for share and par value amounts)

	September 30, 2014	December 31, 2013
ASSETS
Real estate, at cost	$18,362,993	$17,158,210
Construction in progress	715,609	1,523,179
Land held for future development	276,804	297,376
Less: accumulated depreciation	(3,469,130)	(3,161,571)

Total real estate	15,886,276	15,817,194
Cash and cash equivalents	846,664	2,365,137
Cash held in escrows	153,161	57,201
Investments in securities	18,834	16,641
Tenant and other receivables (net of allowance for doubtful accounts of $1,080 and $1,636, respectively)	43,210	59,464
Accrued rental income (net of allowance of $7,397 and $3,636, respectively)	689,885	651,603
Deferred charges, net	837,907	884,450
Prepaid expenses and other assets	219,074	184,477
Investments in unconsolidated joint ventures	180,149	126,084

Total assets	$18,875,160	$20,162,251

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$4,328,464	$4,449,734
Unsecured senior notes (net of discount of $12,828 and $14,146, respectively)	5,837,172	5,835,854
Unsecured exchangeable senior notes (net of discount of $0 and $182, respectively)	—	744,880
Unsecured line of credit	—	—
Mezzanine notes payable	310,114	311,040
Outside members’ notes payable	180,000	180,000
Accounts payable and accrued expenses	253,600	202,470
Dividends and distributions payable	112,708	497,242
Accrued interest payable	181,954	167,523
Other liabilities	517,428	578,969

Total liabilities	11,721,440	12,967,712

Commitments and contingencies	—	—

Noncontrolling interests:
Redeemable preferred units of the Operating Partnership	2,022	51,312

Redeemable interest in property partnership	104,105	99,609

Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at September 30, 2014 and December 31, 2013	200,000	200,000
Common stock, $.01 par value, 250,000,000 shares authorized, 153,178,686 and 153,062,001 issued and 153,099,786 and 152,983,101 outstanding at September 30, 2014 and December 31, 2013, respectively	1,531	1,530
Additional paid-in capital	5,684,649	5,662,453
Dividends in excess of earnings	(148,566)	(108,552)
Treasury common stock at cost, 78,900 shares at September 30, 2014 and December 31, 2013	(2,722)	(2,722)
Accumulated other comprehensive loss	(9,866)	(11,556)

Total stockholders’ equity attributable to Boston Properties, Inc.	5,725,026	5,741,153
Noncontrolling interests:
Common units of the Operating Partnership	606,002	576,333
Property partnerships	716,565	726,132

Total equity	7,047,593	7,043,618

Total liabilities and equity	$18,875,160	$20,162,251

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except for per share amounts)
Revenue
Rental
Base rent	$484,071	$449,636	$1,402,328	$1,221,874
Recoveries from tenants	90,103	80,718	253,419	213,358
Parking and other	26,236	25,000	76,869	71,984

Total rental revenue	600,410	555,354	1,732,616	1,507,216
Hotel revenue	11,918	10,652	32,478	30,061
Development and management services	6,475	5,475	18,197	22,063

Total revenue	618,803	571,481	1,783,291	1,559,340

Expenses
Operating
Rental	215,179	199,288	624,213	544,368
Hotel	7,585	6,580	21,697	20,959
General and administrative	22,589	24,841	75,765	94,673
Transaction costs	1,402	766	2,500	1,744
Impairment loss	—	—	—	8,306
Depreciation and amortization	157,245	153,253	466,143	406,162

Total expenses	404,000	384,728	1,190,318	1,076,212

Operating income	214,803	186,753	592,973	483,128
Other income (expense)
Income from unconsolidated joint ventures	4,419	14,736	10,069	72,240
Gains on consolidation of joint ventures	—	(1,810)	—	385,991
Interest and other income	3,421	3,879	6,841	6,646
Gains (losses) from investments in securities	(297)	956	651	1,872
Gains (losses) from early extinguishments of debt	—	(30)	—	122
Interest expense	(113,308)	(122,173)	(337,839)	(325,746)

Income from continuing operations	109,038	82,311	272,695	624,253
Discontinued operations
Income from discontinued operations	—	1,677	—	7,486
Gain on sale of real estate from discontinued operations	—	86,448	—	86,448
Gain on forgiveness of debt from discontinued operations	—	—	—	20,182
Impairment loss from discontinued operations	—	—	—	(3,241)

Income before gains on sales of real estate	109,038	170,436	272,695	735,128
Gains on sales of real estate	41,937	—	41,937	—

Net income	150,975	170,436	314,632	735,128
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(5,566)	3,279	(17,473)	924
Noncontrolling interest—redeemable preferred units of the Operating Partnership	(75)	(1,082)	(1,014)	(3,385)
Noncontrolling interest—common units of the Operating Partnership	(14,963)	(8,339)	(29,819)	(62,945)
Noncontrolling interest in discontinued operations—common units of the Operating Partnership	—	(8,970)	—	(11,450)

Net income attributable to Boston Properties, Inc.	130,371	155,324	266,326	658,272
Preferred dividends	(2,647)	(2,647)	(7,854)	(5,411)

Net income attributable to Boston Properties, Inc. common shareholders	$127,724	$152,677	$258,472	$652,861

Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Income from continuing operations	$0.83	$0.48	$1.69	$3.62
Discontinued operations	—	0.52	—	0.65

Net income	$0.83	$1.00	$1.69	$4.27

Weighted average number of common shares outstanding	153,120	152,407	153,077	152,000

Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Income from continuing operations	$0.83	$0.48	$1.69	$3.61
Discontinued operations	—	0.52	—	0.65

Net income	$0.83	$1.00	$1.69	$4.26

Weighted average number of common and common equivalent shares outstanding	153,273	152,692	153,228	152,381

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$150,975	$170,436	$314,632	$735,128
Other comprehensive income:
Amortization of interest rate contracts(1)	628	629	1,881	1,884

Other comprehensive income	628	629	1,881	1,884

Comprehensive income	151,603	171,065	316,513	737,012
Net income attributable to noncontrolling interests	(20,604)	(15,112)	(48,306)	(76,856)
Other comprehensive income attributable to noncontrolling interests	(65)	(62)	(191)	(189)

Comprehensive income attributable to Boston Properties, Inc.	$130,934	$155,891	$268,016	$659,967

(1)	Amounts reclassified from comprehensive income primarily to interest expense within the Company’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Equity, December 31, 2013	152,983	$1,530	$200,000	$5,662,453	$(108,552)	$(2,722)	$(11,556)	$1,302,465	$7,043,618
Redemption of operating partnership units to common stock	70	1	—	2,367	—	—	—	(2,368)	—
Conversion of redeemable preferred units to common units	—	—	—	—	—	—	—	33,306	33,306
Allocated net income for the year	—	—	—	—	266,326	—	—	38,496	304,822
Dividends/distributions declared	—	—	—	—	(306,340)	—	—	(34,426)	(340,766)
Shares issued pursuant to stock purchase plan	7	—	—	761	—	—	—	—	761
Net activity from stock option and incentive plan	40	—	—	5,177	—	—	—	17,038	22,215
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	2,980	2,980
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(21,224)	(21,224)
Amortization of interest rate contracts	—	—	—	—	—	—	1,690	191	1,881
Reallocation of noncontrolling interest	—	—	—	13,891	—	—	—	(13,891)	—

Equity, September 30, 2014	153,100	$1,531	$200,000	$5,684,649	$(148,566)	$(2,722)	$(9,866)	$1,322,567	$7,047,593

Equity, December 31, 2012	151,601	$1,516	$—	$5,222,073	$(109,985)	$(2,722)	$(13,817)	$537,789	$5,634,854
Redemption of operating partnership units to common stock	337	4	—	10,402	—	—	—	(10,406)	—
Allocated net income for the year	—	—	—	—	658,272	—	—	68,445	726,717
Dividends/distributions declared	—	—	—	—	(302,081)	—	—	(33,956)	(336,037)
Issuance of 5.25% Series B cumulative redeemable preferred stock	—	—	200,000	(6,377)	—	—	—	—	193,623
Shares issued in connection with exchange of Exchangeable Senior Notes	419	4	—	43,830	—	—	—	—	43,834
Equity component of exchange of Exchangeable Senior Notes	—	—	—	(43,869)	—	—	—	—	(43,869)
Shares issued pursuant to stock purchase plan	6	—	—	681	—	—	—	—	681
Net activity from stock option and incentive plan	28	—	—	6,510	—	—	—	24,122	30,632
Noncontrolling interests in property partnerships recorded upon consolidation	—	—	—	—	—	—	—	480,861	480,861
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	10,932	10,932
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(2,250)	(2,250)
Amortization of interest rate contracts	—	—	—	—	—	—	1,695	189	1,884
Reallocation of noncontrolling interest	—	—	—	16,924	—	—	—	(16,924)	—

Equity, September 30, 2013	152,391	$1,524	$200,000	$5,250,174	$246,206	$(2,722)	$(12,122)	$1,058,802	$6,741,862

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$314,632	$735,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	466,143	409,988
Non-cash compensation expense	22,708	39,001
Impairment loss	—	8,306
Income from unconsolidated joint ventures	(10,069)	(72,240)
Gains on consolidation of joint ventures	—	(385,991)
Distributions of net cash flow from operations of unconsolidated joint ventures	3,130	29,607
Gains from investments in securities	(651)	(1,872)
Non-cash portion of interest expense	(28,753)	29,149
Settlement of accreted debt discount on repurchases of unsecured exchangeable senior notes	(92,979)	(56,532)
Gains from early extinguishments of debt	—	(264)
Gains on sales of real estate	(41,937)	—
Gain on sale of real estate from discontinued operations	—	(86,448)
Gain on forgiveness of debt from discontinued operations	—	(20,182)
Impairment loss from discontinued operations	—	3,241
Change in assets and liabilities:
Cash held in escrows	3,957	4,017
Tenant and other receivables, net	16,254	3,628
Accrued rental income, net	(42,180)	(44,636)
Prepaid expenses and other assets	(34,804)	(41,245)
Accounts payable and accrued expenses	4,237	9,179
Accrued interest payable	14,431	35,089
Other liabilities	(60,795)	(9,352)
Tenant leasing costs	(63,647)	(37,150)

Total adjustments	155,045	(184,707)

Net cash provided by operating activities	469,677	550,421

Cash flows from investing activities:
Acquisitions of real estate	—	(522,900)
Construction in progress	(305,192)	(279,786)
Building and other capital improvements	(57,329)	(46,805)
Tenant improvements	(80,692)	(78,462)
Proceeds from the sales of real estate	103,542	160,815
Proceeds from sales of real estate placed in escrow	(99,917)	—
Cash recorded upon consolidation	—	79,468
Repayments of notes receivable, net	—	12,491
Capital contributions to unconsolidated joint ventures	(47,767)	—
Capital distributions from unconsolidated joint ventures	641	223,067
Investments in securities, net	(1,542)	(1,333)

Net cash used in investing activities	(488,256)	(453,445)

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2014	2013
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(82,030)	(96,750)
Proceeds from unsecured senior notes	—	1,194,753
Repayment/redemption of unsecured exchangeable senior notes	(654,521)	(393,468)
Deferred financing costs	(31)	(15,180)
Net proceeds from preferred stock issuance	—	193,623
Net proceeds from equity transactions	1,530	(348)
Redemption of preferred units	(15,984)	(43,070)
Dividends and distributions	(726,314)	(337,440)
Contributions from noncontrolling interests in property partnerships	2,980	6,386
Distributions to noncontrolling interests in property partnerships	(25,524)	(6,185)

Net cash provided by (used in) financing activities	(1,499,894)	502,321

Net increase (decrease) in cash and cash equivalents	(1,518,473)	599,297
Cash and cash equivalents, beginning of period	2,365,137	1,041,978

Cash and cash equivalents, end of period	$846,664	$1,641,275

Supplemental disclosures:
Cash paid for interest	$489,949	$368,652

Interest capitalized	$44,809	$50,252

Non-cash investing and financing activities:
Additions to real estate included in accounts payable and accrued expenses	$20,016	$6,397

Real estate and related intangibles recorded upon consolidation	$—	$3,356,000

Debt recorded upon consolidation	$—	$2,056,000

Working capital recorded upon consolidation	$—	$170,748

Noncontrolling interests recorded upon consolidation	$—	$480,861

Investment in unconsolidated joint venture eliminated upon consolidation	$—	$361,808

Mortgage note payable extinguished through foreclosure	$—	$25,000

Real estate transferred upon foreclosure	$—	$7,508

Land improvements contributed by noncontrolling interest in property partnership	$—	$4,546

Dividends and distributions declared but not paid	$112,708	$112,470

Issuance of common stock in connection with the exchange of exchangeable senior notes	$—	$43,834

Conversions of noncontrolling interests to stockholders’ equity	$2,368	$10,406

Conversions of redeemable preferred units to common units	$33,306	$—

Issuance of restricted securities to employees	$27,445	$30,077

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties, Inc. (the “Company”), a Delaware corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the sole general partner of Boston Properties Limited Partnership (the “Operating Partnership”) and at September 30, 2014 owned an approximate 89.5% (89.2% at September 30, 2013) general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2011 and February 2012, the Company issued LTIP Units in connection with the granting to employees of outperformance awards (also referred to as “2011 OPP Units” and “2012 OPP Units,” respectively, and collectively as “OPP Units”). On January 31, 2014, the measurement period for the Company’s 2011 OPP Unit awards expired and the Company’s total return to shareholders (“TRS”) was not sufficient for employees to earn and therefore become eligible to vest in any of the 2011 OPP Unit awards. Accordingly, all 2011 OPP Unit awards were automatically forfeited (See Notes 8 and 11). In February 2013 and February 2014, the Company issued LTIP Units in connection with the granting to employees of multi-year, long-term incentive program (“MYLTIP”) awards (also referred to as “2013 MYLTIP Units” and “2014 MYLTIP Units,” respectively, and collectively as “MYLTIP Units”). Because the rights, preferences and privileges of OPP Units and MYLTIP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude OPP Units and MYLTIP Units (See Notes 8 and 11).

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

At September 30, 2014, there were two series of Preferred Units outstanding (i.e., Series Four Preferred Units and Series B Preferred Units).

•

The Series Four Preferred Units are not convertible into or exchangeable for any security of the Operating Partnership or the Company, have a per unit liquidation preference of $50.00 and are entitled to receive quarterly distributions of $0.25 per unit (or an annual rate of 2.00%) (See Notes 8 and 13).

•

The Series B Preferred Units were issued to the Company on March 27, 2013 in connection with the Company’s issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). The Company contributed the net proceeds from the offering to the Operating Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 9).

All references herein to the Company refer to Boston Properties, Inc. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

Properties

At September 30, 2014, the Company owned or had interests in a portfolio of 172 commercial real estate properties (the “Properties”) aggregating approximately 46.4 million net rentable square feet, including ten properties under construction totaling approximately 3.3 million net rentable square feet. In addition, the Company has structured parking for approximately 45,835 vehicles containing approximately 15.7 million square feet. At September 30, 2014, the Properties consist of:

•	163 office properties, including 132 Class A office properties (including nine properties under construction) and 31 Office/Technical properties;

•	one hotel;

•	five retail properties (including one property under construction); and

•	three residential properties.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2013. Certain prior year amounts have been reclassified to conform to the current year presentation. Beginning on January 1, 2014, the properties that were historically part of the Company’s Princeton region are reflected as the suburban component of the Company’s New York region (See Note 12).

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

Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount		Estimated Fair Value
Mortgage notes payable	$4,328,464	$4,460,353	$4,449,734		$4,545,283
Mezzanine notes payable	310,114	310,141	311,040		311,064
Unsecured senior notes	5,837,172	6,173,499	5,835,854		6,050,517
Unsecured exchangeable senior notes	—	—	744,880	(1)	750,266

Total	$10,475,750	$10,943,993	$11,341,508		$11,657,130

(1)	Includes the net adjustment for the equity component allocation totaling approximately $2.4 million at December 31, 2013.

Out-of-Period Adjustment

During the nine months ended September 30, 2014, the Company recorded an allocation of net income to the noncontrolling interest holder in its Fountain Square consolidated joint venture totaling approximately $1.9 million related to the cumulative non-cash adjustment to the accretion of the changes in the redemption value of the noncontrolling interest. This resulted in the overstatement of Noncontrolling Interests in Property Partnerships by approximately $1.9 million during the nine months ended September 30, 2014 and an understatement of Noncontrolling Interests in Property Partnerships in the aggregate amount of approximately $1.9 million in previous periods prior to 2014. Because this adjustment was not material to the prior periods’ consolidated financial statements and the impact of recording the adjustment in 2014 was not material to the Company’s consolidated financial statements, the Company recorded the related adjustment during the nine months ended September 30, 2014. The out of period adjustment was identified and recorded during the second quarter of 2014.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contract with Customers (Topic 606)” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s Accounting Standards Codification (“ASC”). ASU 2014-09 is effective for annual reporting periods (including interim periods within that reporting period) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early adoption is not permitted. The Company is currently assessing the potential impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

3. Real Estate Activity During the Nine Months Ended September 30, 2014

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

On August 31, 2014, the Company completed and fully placed in-service 250 West 55th Street, a Class A office project with approximately 988,000 net rentable square feet located in New York City.

On September 17, 2014, the Company completed and fully placed in-service 680 Folsom Street, a Class A office project with approximately 525,000 net rentable square feet located in San Francisco, California.

Dispositions

On June 11, 2014, the Company entered into a contract for the sale of its Patriots Park properties located in Reston, Virginia for a sale price of $321.0 million, which exceeds the carrying value at September 30, 2014. Patriots Park consists of three Class A office properties aggregating approximately 706,000 net rentable square feet (See Note 13).

On July 29, 2014, the Company completed the sale of its Mountain View Technology Park properties and Mountain View Research Park Building Sixteen property located in Mountain View, California for an aggregate sale price of approximately $92.1 million. Net cash proceeds totaled approximately $91.2 million, resulting in a gain on sale of real estate totaling approximately $36.4 million. Mountain View Technology Park is a seven-building complex of Office/Technical properties aggregating approximately 135,000 net rentable square feet. Mountain View Research Park Building Sixteen is an Office/Technical property with approximately 63,000 net rentable square feet.

On August 20, 2014, a portion of the land parcel at the Company’s One Reston Overlook property located in Reston, Virginia was taken by eminent domain. Net cash proceeds totaled approximately $2.6 million, resulting in a gain on sale of real estate totaling approximately $1.2 million.

On August 22, 2014, the Company completed the sale of a parcel of land within its Broad Run Business Park property located in Loudoun County, Virginia for a sale price of approximately $9.8 million. Net cash proceeds totaled approximately $9.7 million, resulting in a gain on sale of real estate totaling approximately $4.3 million. The parcel is an approximately 15.5 acre land parcel subject to a ground lease that was scheduled to expire on October 31, 2048 with a tenant that exercised its purchase option under the ground lease.

On September 16, 2014, the Company entered into a binding purchase and sale agreement to sell a 45% interest in each of 601 Lexington Avenue in New York City and Atlantic Wharf Office Building and 100 Federal Street in Boston for an aggregate gross sales price of approximately $1.827 billion in cash, less the partner’s pro rata share of the indebtedness secured by 601 Lexington Avenue, subject to certain prorations and adjustments. In connection with the sale, the Company will form a joint venture for each property with the buyer and provide customary property management and leasing services to the joint ventures. 601 Lexington Avenue is a 1,669,000 square foot Class A office complex located in Midtown Manhattan. The property consists of a 59-story tower as well as a six-story low-rise office and retail building. The property is subject to existing mortgage indebtedness of approximately $712.9 million. The Atlantic Wharf Office Building is a 791,000 square foot Class A office tower located on Boston’s Waterfront. 100 Federal Street is a 1,323,000 square foot Class A office tower located in Boston’s Financial District. The transaction will not qualify as a sale of real estate for financial reporting purposes as the Company will continue to control the joint ventures and will therefore continue to account for the properties on a consolidated basis in its financial statements (See Note 13).

The Company did not have any dispositions during the three and nine months ended September 30, 2014 that qualified for discontinued operations presentation. The following table summarizes the income from discontinued operations for the three and nine months ended September 30, 2013 related to One Preserve Parkway, 10 & 20 Burlington Mall Road, 1301 New York Avenue, Montvale Center and 303 Almaden Boulevard and the related gain on sale of real estate, gain on forgiveness of debt and impairment loss:

	For the three months ended September 30, 2013	For the nine months ended September 30, 2013
	(in thousands)
Total revenue	$4,112	$17,962
Expenses
Operating	1,495	6,290
Depreciation and amortization	940	3,826

Total expenses	2,435	10,116

Operating income	1,677	7,846
Other expense
Interest expense	—	360

Income from discontinued operations	$1,677	$7,486
Noncontrolling interest in income from discontinued operations—common units of the Operating Partnership	(167)	(752)

Income from discontinued operations attributable to Boston Properties, Inc.	$1,510	$6,734

Gain on sale of real estate from discontinued operations	$86,448	$86,448
Gain on forgiveness of debt from discontinued operations	—	20,182
Impairment loss from discontinued operations	—	(3,241)
Noncontrolling interest in gain on forgiveness of debt and impairment loss from discontinued operations—common units of the Operating Partnership	(8,803)	(10,698)

Gain on forgiveness of debt and impairment loss from discontinued operations attributable to Boston Properties, Inc.	$77,645	$92,691

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at September 30, 2014:

Entity	Properties	Nominal % Ownership		Carrying Value of Investment
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(8,540)
The Metropolitan Square Associates LLC	Metropolitan Square	51.0%		8,343
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(1)	(1,436)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3	%(2)	46,011
Annapolis Junction NFM, LLC	Annapolis Junction	50.0	%(3)	24,484
2 GCT Venture LLC	N/A	60.0	%(4)	424
540 Madison Venture LLC	540 Madison Avenue	60.0%		70,418
500 North Capitol LLC	500 North Capitol Street, NW	30.0%		(1,467)
501 K Street LLC	501 K Street	50.0	%(5)	41,912

				$180,149

(1)	The Company’s economic ownership has increased based on the achievement of certain return thresholds.
(2)	The Company’s wholly-owned entity that owns the office component of the project also owns a 33.3% interest in the entity owning the land, parking garage and infrastructure of the project.
(3)	The joint venture owns two in-service buildings, two buildings under construction and two undeveloped land parcels.
(4)	Two Grand Central Tower was sold on October 25, 2011.
(5)	Under the joint venture agreement, the partner will be entitled to up to two additional payments from the venture based on increases in total square footage of the project above 520,000 square feet and achieving certain project returns at stabilization.

Certain of the Company’s unconsolidated joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
ASSETS
Real estate and development in process, net	$1,014,663	$924,297
Other assets	182,905	163,149

Total assets	$1,197,568	$1,087,446

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$753,692	$749,732
Other liabilities	23,180	28,830
Members’/Partners’ equity	420,696	308,884

Total liabilities and members’/partners’ equity	$1,197,568	$1,087,446

Company’s share of equity	$208,125	$154,726
Basis differentials(1)	(27,976)	(28,642)

Carrying value of the Company’s investments in unconsolidated joint ventures	$180,149	$126,084

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from impairment of investments and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Total revenue(1)	$41,958	$37,983	$118,429	$273,464
Expenses
Operating	15,516	14,963	46,441	89,826
Depreciation and amortization	9,429	9,784	27,688	76,202

Total expenses	24,945	24,747	74,129	166,028

Operating income	17,013	13,236	44,300	107,436
Other expense
Interest expense	7,950	8,148	23,946	104,436
Losses from early extinguishment of debt	—	—	—	1,677

Income from continuing operations	9,063	5,088	20,354	1,323
Gains on sales of real estate	—	12,441	—	14,207

Net income	$9,063	$17,529	$20,354	$15,530

Company’s share of net income	$4,200	$3,149	$9,403	$1,974
Gains on sales of real estate	—	11,174	—	54,501
Basis differential	219	413	666	(1,213)
Elimination of inter-entity interest on partner loan	—	—	—	16,978

Income from unconsolidated joint ventures	$4,419	$14,736	$10,069	$72,240

Gains on consolidation of joint ventures	$—	$(1,810)	$—	$385,991

(1)	Includes straight-line rent adjustments of $0.2 million and $0.6 million for the three months ended September 30, 2014 and 2013, respectively, and $1.1 million and $7.6 million for the nine months ended September 30, 2014 and 2013, respectively. Includes net below-market rent adjustments of $(0.1) million and $(0.1) million for the three months ended September 30, 2014 and 2013, respectively, and $(0.1) million and $33.9 million for the nine months ended September 30, 2014 and 2013, respectively.

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

5. Mortgage Notes Payable

On July 1, 2014, the Company used available cash to repay the mortgage loan collateralized by its New Dominion Technology Park Building Two property located in Herndon, Virginia totaling $63.0 million. The mortgage loan bore interest at a fixed rate of 5.55% per annum and was scheduled to mature on October 1, 2014. There was no prepayment penalty.

6. Unsecured Exchangeable Senior Notes

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

The Company has letter of credit and performance obligations of approximately $19.1 million related to lender and development requirements.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. With limited exception, under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners (See also Note 8). Under certain of the Company’s joint venture agreements, if certain return thresholds are achieved the partners will be entitled to an additional promoted interest or payments.

In connection with the assumption of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture, 767 Venture, LLC, the Company guaranteed the consolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of September 30, 2014, the maximum funding obligation under the guarantee was approximately $14.8 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

In connection with the mortgage financing collateralized by the Company’s John Hancock Tower property located in Boston, Massachusetts, the Company has agreed to guarantee approximately $28.8 million related to its obligations to provide funds for certain tenant re-leasing costs. The mortgage financing matures on January 6, 2017.

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

In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for approximately $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of approximately $45.2 million. On September 18, 2014, the Company received an initial distribution totaling approximately $7.7 million, which is included in Base Rent in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2014, leaving a remaining claim of approximately $37.5 million. Recently, claims of similar priority to that of the Company’s remaining claim were quoted privately within a range of $0.25 to $0.26 per $1.00. The Company will continue to evaluate whether to attempt to sell the remaining claim or wait until the trustee distributes proceeds from the Lehman estate. Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of proceeds, if any, that the Company may ultimately realize on the remaining claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its consolidated financial statements at September 30, 2014.

Insurance

The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) and the Company can provide no assurance that it will be extended further. Currently, the Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). The Company also carries $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in the Company’s property insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. Through June 9, 2014, $1.375 billion of the Terrorism Coverage for 767 Fifth Avenue in excess of $250 million was provided by NYXP, LLC (“NYXP”), as a direct insurer. After June 9, 2014, all of the Terrorism Coverage for 767 Fifth Avenue has been provided by third party insurers. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which the Company manages. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP and the Terrorism Coverage provided by NYXP are backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100.0 million and the coinsurance is 15%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in its portfolio or for any other reason. In the event TRIPRA is not extended beyond December 31, 2014, (i) the Company’s $1.0 billion portfolio property insurance program and the $250 million of additional Terrorism Coverage for 601 Lexington Avenue will continue to provide Terrorism Coverage through the expiration of the program on March 1, 2015, (ii) the $1.625 billion property insurance program for 767 Fifth Avenue will continue to provide Terrorism Coverage through the expiration of the program on June 9, 2015, (iii) the Company will evaluate alternative approaches to secure coverage for acts of terrorism thereby potentially increasing our overall cost of insurance, (iv) if such insurance is not available at commercially reasonable rates with limits equal to our current coverage or at all, the Company may not continue to have full occurrence limit coverage for acts of terrorism, (v) the Company may not satisfy the insurance requirements under existing or future debt financings secured by individual properties, (vi) the Company may not be able to obtain future debt financings secured by individual properties and (vii) the Company may cancel the insurance policies issued by IXP for the NBCR Coverage. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.

The Company also currently carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that the Company believes is commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, the Company currently carries earthquake insurance which covers its San Francisco region (excluding 535 Mission Street and Salesforce Tower (formerly Transbay Tower)) with a $120 million per occurrence limit and a $120 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. The builders risk policy maintained for the development of 535 Mission Street in San Francisco includes a $15 million per occurrence and annual aggregate limit of earthquake coverage. In addition, the builders risk policy maintained for the development of Salesforce Tower in San Francisco includes a $60 million per occurrence and annual aggregate limit of earthquake coverage (increased from $15 million on July 29, 2014). The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact the Company’s ability to finance properties subject to earthquake risk. The Company may discontinue earthquake insurance or change the structure of its earthquake insurance program on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.

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

8. Noncontrolling Interests

Noncontrolling interests relate to the interests in the Operating Partnership not owned by the Company and interests in consolidated property partnerships not wholly-owned by the Company. As of September 30, 2014, the noncontrolling interests in the Operating Partnership consisted of 16,456,297 OP Units, 1,505,386 LTIP Units, 394,590 2012 OPP Units, 314,974 2013 MYLTIP Units, 483,555 2014 MYLTIP Units and 40,440 Series Four Preferred Units (none of which are convertible into OP Units) held by parties other than the Company.

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

The Preferred Units at September 30, 2014 consisted of 40,440 Series Four Preferred Units, which bear a preferred distribution equal to 2.00% per annum on a liquidation preference of $50.00 per unit and are not convertible into OP Units. The holders of Series Four Preferred Units have the right, at certain times and subject to certain conditions set forth in the Certificate of Designations establishing the rights, limitations and preferences of the Series Four Preferred Units, to require the Operating Partnership to redeem all of their their units for cash at the redemption price of $50.00 per unit. The Operating Partnership also has the right, at certain times and subject to certain conditions, to redeem all of the Series Four Preferred Units for cash at the redemption price of $50.00 per unit. In order to secure the performance of certain post-issuance obligations by the holders, all of such outstanding Series Four Preferred Units were subject to forfeiture pursuant to the terms of a pledge agreement and not eligible for redemption until and unless such security interest is released. On May 19, 2014, the Company’s Operating Partnership released to the holders 319,687 Series Four Preferred Units that were previously subject to the security interest. On July 3, 2014, the Company’s Operating Partnership redeemed such units for cash totaling approximately $16.0 million, plus accrued and unpaid distributions. An aggregate of 40,440 Series Four Preferred Units remain outstanding and subject to the security interest under the pledge agreement (See Note 13). Due to the holders’ redemption option existing outside the control of the Company, the Series Four Preferred Units are presented outside of permanent equity in the Company’s Consolidated Balance Sheets.

On February 18, 2014, the Operating Partnership paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit. On May 15, 2014, the Operating Partnership paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit. On August 15, 2014, the Operating Partnership paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit.

The following table reflects the activity of the noncontrolling interests—redeemable preferred units of the Operating Partnership for the nine months ended September 30, 2014 and 2013 (in thousands):

Balance at January 1, 2014	$51,312
Net income	1,014
Distributions	(1,014)
Conversion of redeemable preferred units (Series Two Preferred Units) to common units	(33,306)
Redemption of redeemable preferred units (Series Four Preferred Units)	(15,984)

Balance at September 30, 2014	$2,022

Balance at January 1, 2013	$110,876
Net income	3,385
Distributions	(3,385)
Redemption of redeemable preferred units (Series Four Preferred Units)	(43,070)

Balance at September 30, 2013	$67,806

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

The following table reflects the activity of the noncontrolling interest—redeemable interest in property partnership in the Company’s Fountain Square consolidated joint venture for the nine months ended September 30, 2014 and 2013 (in thousands):

Balance at January 1, 2014	$99,609
Net loss	(519)
Distributions	(4,300)
Adjustment to reflect redeemable interest at redemption value	9,315 (1)

Balance at September 30, 2014	$104,105

Balance at January 1, 2013	$97,558
Net loss	(1,523)
Distributions	(3,935)
Adjustment to reflect redeemable interest at redemption value	6,549

Balance at September 30, 2013	$98,649

(1)	Includes an out-of-period adjustment totaling approximately $1.9 million (See Note 2).

Noncontrolling Interest—Common Units of the Operating Partnership

During the nine months ended September 30, 2014, 70,422 OP Units were presented by the holders for redemption (including 67,368 OP Units issued upon conversion of LTIP Units) and were redeemed by the Company in exchange for an equal number of shares of Common Stock.

At September 30, 2014, the Company had outstanding 394,590 2012 OPP Units, 314,974 2013 MYLTIP Units and 483,555 2014 MYLTIP Units. Prior to the measurement date (February 6, 2015 for 2012 OPP Units, February 4, 2016 for 2013 MYLTIP Units and February 3, 2017 for 2014 MYLTIP Units), holders of OPP Units and MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of OPP Units and MYLTIP Units, both vested and unvested, that OPP and MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

On January 31, 2014, the measurement period for the Company’s 2011 OPP Unit awards expired and the Company’s TRS was not sufficient for employees to earn and therefore become eligible to vest in any of the 2011 OPP Unit awards. As a result, the Company accelerated the then remaining unrecognized compensation expense totaling approximately $1.2 million during the nine months ended September 30, 2014. Accordingly, all 2011 OPP Unit awards were automatically forfeited.

On January 29, 2014, the Operating Partnership paid a special cash distribution on the OP Units and LTIP Units in the amount of $2.25 per unit, a regular quarterly cash distribution on the OP Units and LTIP Units in the amount of $0.65 per unit, and a regular quarterly distribution on the 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units in the amount of $0.065 per unit, to holders of record as of the close of business on December 31, 2013. The special cash distribution was in addition to the regular quarterly distribution on the OP Units and LTIP Units. Holders of the 2011 OPP Units, 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units are not entitled to receive any special distributions. On April 30, 2014, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit, and a distribution on the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units in the amount of $0.065 per unit, to holders of record as of the close of business on March 31, 2014. On July 31, 2014, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit, and a distribution on the 2012 OPP Units, 2013 MYLTIP Units and

2014 MYLTIP Units in the amount of $0.065 per unit, to holders of record as of the close of business on June 30, 2014. On September 11, 2014, Boston Properties, Inc., as general partner of the Operating Partnership, declared a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit and a distribution on the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units in the amount of $0.065 per unit, in each case payable on October 31, 2014 to holders of record as of the close of business on September 30, 2014.

A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company. The Company may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (not owned by the Company and including LTIP Units assuming that all conditions had been met for the conversion thereof) had all of such units been redeemed at September 30, 2014 was approximately $2.1 billion based on the closing price of the Company’s common stock of $115.76 per share on September 30, 2014.

Noncontrolling Interests—Property Partnerships

The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $716.6 million at September 30, 2014 and approximately $726.1 million at December 31, 2013, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.

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

9. Stockholders’ Equity

As of September 30, 2014, the Company had 153,099,786 shares of Common Stock outstanding.

On June 3, 2014, the Company established a new “at the market” (ATM) stock offering program through which it may sell from time to time up to an aggregate of $600.0 million of its common stock through sales agents over a three-year period. This program replaced the Company’s prior $600.0 million ATM stock offering program that expired on June 2, 2014 with approximately $305.3 million of unsold common stock. The Company intends to use the net proceeds from any offering for general business purposes, which may include investment opportunities and debt reduction. No shares of common stock have been issued under this new ATM stock offering program.

During the nine months ended September 30, 2014, the Company issued 70,422 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from third parties.

During the nine months ended September 30, 2014, the Company issued 17,124 shares of Common Stock upon the exercise of options to purchase Common Stock by certain employees.

On January 29, 2014, the Company paid a special cash dividend and regular quarterly dividend aggregating $2.90 per share of Common Stock to shareholders of record as of the close of business on December 31, 2013. On April 30, 2014, the Company paid a dividend of $0.65 per share of Common Stock to shareholders of record as of the close of business on March 31, 2014. On July 31, 2014, the Company paid a dividend of $0.65 per share of Common Stock to shareholders of record as of the close of business on June 30, 2014. On September 11, 2014, the Company’s Board of Directors declared a dividend of $0.65 per share of Common Stock payable on October 31, 2014 to shareholders of record as of the close of business on September 30, 2014.

As of September 30, 2014, the Company had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). The Company pays cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. The Company may not redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of the Company’s REIT status. On or after March 27, 2018, the Company, at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates.

On February 18, 2014, the Company paid a dividend on its outstanding Series B Preferred Stock of $32.8125 per share. On May 15, 2014, the Company paid a dividend on its outstanding Series B Preferred Stock of $32.8125 per share. On August 15, 2014, the Company paid a dividend on its outstanding Series B Preferred Stock of $32.8125 per share. On September 11, 2014, the Company’s Board of Directors declared a dividend of $32.8125 per share of Series B Preferred Stock payable on November 17, 2014 to shareholders of record as of the close of business on November 5, 2014.

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

	For the three months ended September 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties, Inc.	$127,724	153,120	$0.83
Allocation of undistributed earnings to participating securities	(63)	—	—

Net income attributable to Boston Properties, Inc. common shareholders	$127,661	153,120	$0.83
Effect of Dilutive Securities:
Stock Based Compensation	—	153	—

Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$127,661	153,273	$0.83

	For the three months ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties, Inc.	$73,522	152,407	$0.48
Discontinued operations attributable to Boston Properties, Inc.	79,155	—	0.52
Allocation of undistributed earnings to participating securities	(586)	—	—

Net income attributable to Boston Properties, Inc. common shareholders	$152,091	152,407	$1.00
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	285	—

Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$152,091	152,692	$1.00

	For the nine months ended September 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc.	$258,472	153,077	$1.69
Effect of Dilutive Securities:
Stock Based Compensation	—	151	—

Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$258,472	153,228	$1.69

	For the nine months ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties, Inc.	$553,436	152,000	$3.64
Discontinued operations attributable to Boston Properties, Inc.	99,425	—	0.65
Allocation of undistributed earnings to participating securities	(3,762)	—	(0.02)

Net income attributable to Boston Properties, Inc. common shareholders	$649,099	152,000	$4.27
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	381	(0.01)

Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$649,099	152,381	$4.26

11. Stock Option and Incentive Plan

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

On January 31, 2014, the measurement period for the Company’s 2011 OPP Unit awards expired and the Company’s TRS was not sufficient for employees to earn and therefore become eligible to vest in any of the 2011 OPP Unit awards. As a result, the Company accelerated the then remaining unrecognized compensation expense totaling approximately $1.2 million during the nine months ended September 30, 2014. Accordingly, all 2011 OPP Unit awards were automatically forfeited.

During the nine months ended September 30, 2014, the Company issued 23,968 shares of restricted common stock, no non-qualified stock options, 127,094 LTIP Units and 485,459 2014 MYLTIP Units to employees and non-employee directors under the 2012 Plan. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2014 MYLTIP Unit. An LTIP Unit is generally the economic equivalent of a share of restricted stock in the Company. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted, as adjusted for forfeitures, and the closing price of the Company’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted stock granted during the nine months ended September 30, 2014 were valued at approximately $2.6 million ($109.27 per share weighted-average). The LTIP Units granted were valued at approximately $12.8 million ($100.61 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair value of each LTIP Unit granted was estimated on the date of grant using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 1.84% and an expected price volatility of 27%. As the 2011 OPP Units, 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2011 OPP Units, 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in the Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2011 OPP Units, 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units was approximately $5.0 million and $6.2 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $21.0 million and $38.1 million for the nine months ended September 30, 2014 and 2013, respectively. On January 31, 2014, the measurement period for the Company’s 2011 OPP Awards expired and the Company’s TRS was not sufficient for employees to earn and therefore become eligible to vest in any of the 2011 OPP Awards. As a result, the Company accelerated the then remaining unrecognized compensation expense totaling approximately $1.2 million. For the three and nine months ended September 30, 2013, stock-based compensation expense includes approximately $1.6 million and $20.2 million, respectively, consisting of the acceleration of the expense of the Company’s Executive Chairman’s stock-based compensation awards and the stock-based compensation awards associated with his transition benefits agreement related to the Company’s succession planning. At September 30, 2014, there was $19.7 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and $16.5 million of unrecognized compensation expense related to unvested 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.9 years.

12. Segment Information

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. Beginning on January 1, 2014, the properties that were historically part of the Princeton region are reflected as the suburban component of the New York region. Therefore, the operations for the Princeton region have been included in the New York region. Accordingly, amounts reflected below for the New York region have been adjusted to reflect the Company’s retrospective inclusion of the Princeton region in the New York region. The Company’s segments by geographic area are Boston, New York, San Francisco and Washington, DC. Segments by property type include: Class A Office, Office/Technical, Residential and Hotel.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services income, general and administrative expenses, transaction costs, impairment loss, interest expense, depreciation and amortization expense, gains (losses) from investments in securities, gains (losses) from early extinguishments of debt, income from unconsolidated joint ventures, gains on consolidation of joint ventures, discontinued operations, gains on sales of real estate and noncontrolling interests are not included in Net Operating Income as internal reporting addresses these items on a corporate level.

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

Information by geographic area and property type (dollars in thousands):

For the three months ended September 30, 2014:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$176,788	$243,033	$61,691	$96,219	$577,731
Office/Technical	6,056	—	5,892	3,713	15,661
Residential	1,137	—	—	5,881	7,018
Hotel	11,918	—	—	—	11,918

Total	195,899	243,033	67,583	105,813	612,328

% of Grand Totals	31.99%	39.69%	11.04%	17.28%	100.00%
Rental Expenses:
Class A Office	69,026	82,335	22,484	32,898	206,743
Office/Technical	1,901	—	1,363	1,009	4,273
Residential	509	—	—	3,654	4,163
Hotel	7,585	—	—	—	7,585

Total	79,021	82,335	23,847	37,561	222,764

% of Grand Totals	35.47%	36.96%	10.71%	16.86%	100.00%

Net operating income	$116,878	$160,698	$43,736	$68,252	$389,564

% of Grand Totals	30.00%	41.25%	11.23%	17.52%	100.00%

For the three months ended September 30, 2013:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$170,415	$214,086	$53,841	$96,141	$534,483
Office/Technical	5,662	—	5,839	3,877	15,378
Residential	1,125	—	—	4,368	5,493
Hotel	10,652	—	—	—	10,652

Total	187,854	214,086	59,680	104,386	566,006

% of Grand Totals	33.19%	37.83%	10.54%	18.44%	100.00%
Rental Expenses:
Class A Office	67,228	73,355	20,006	31,678	192,267
Office/Technical	1,763	—	1,287	1,064	4,114
Residential	466	—	—	2,441	2,907
Hotel	6,580	—	—	—	6,580

Total	76,037	73,355	21,293	35,183	205,868

% of Grand Totals	36.94%	35.63%	10.34%	17.09%	100.00%

Net operating income	$111,817	$140,731	$38,387	$69,203	$360,138

% of Grand Totals	31.05%	39.08%	10.66%	19.21%	100.00%

For the nine months ended September 30, 2014:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$520,857	$684,240	$173,749	$287,489	$1,666,335
Office/Technical	17,788	—	18,451	11,044	47,283
Residential	3,389	—	—	15,609	18,998
Hotel	32,478	—	—	—	32,478

Total	574,512	684,240	192,200	314,142	1,765,094

% of Grand Totals	32.55%	38.76%	10.89%	17.80%	100.00%
Rental Expenses:
Class A Office	206,242	231,668	63,078	98,818	599,806
Office/Technical	5,326	—	3,885	3,335	12,546
Residential	1,501	—	—	10,360	11,861
Hotel	21,697	—	—	—	21,697

Total	234,766	231,668	66,963	112,513	645,910

% of Grand Totals	36.35%	35.86%	10.37%	17.42%	100.00%

Net operating income	$339,746	$452,572	$125,237	$201,629	$1,119,184

% of Grand Totals	30.36%	40.43%	11.19%	18.02%	100.00%

For the nine months ended September 30, 2013:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$495,376	$510,767	$159,843	$284,554	$1,450,540
Office/Technical	16,853	—	11,317	11,951	40,121
Residential	3,257	—	—	13,298	16,555
Hotel	30,061	—	—	—	30,061

Total	545,547	510,767	171,160	309,803	1,537,277

% of Grand Totals	35.49%	33.23%	11.13%	20.15%	100.00%
Rental Expenses:
Class A Office	195,206	177,800	58,036	94,145	525,187
Office/Technical	5,177	—	2,439	3,095	10,711
Residential	1,316	—	—	7,154	8,470
Hotel	20,959	—	—	—	20,959

Total	222,658	177,800	60,475	104,394	565,327

% of Grand Totals	39.38%	31.45%	10.70%	18.47%	100.00%

Net operating income	$322,889	$332,967	$110,685	$205,409	$971,950

% of Grand Totals	33.22%	34.26%	11.39%	21.13%	100.00%

The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties, Inc.:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net Operating Income	$389,564	$360,138	$1,119,184	$971,950
Add:
Development and management services income	6,475	5,475	18,197	22,063
Income from unconsolidated joint ventures	4,419	14,736	10,069	72,240
Gains on consolidation of joint ventures	—	(1,810)	—	385,991
Interest and other income	3,421	3,879	6,841	6,646
Gains (losses) from investments in securities	(297)	956	651	1,872
Gains (losses) from early extinguishments of debt	—	(30)	—	122
Income from discontinued operations	—	1,677	—	7,486
Gain on sale of real estate from discontinued operations	—	86,448	—	86,448
Gain on forgiveness of debt from discontinued operations	—	—	—	20,182
Gains on sales of real estate	41,937	—	41,937	—
Less:
General and administrative expense	22,589	24,841	75,765	94,673
Transaction costs	1,402	766	2,500	1,744
Depreciation and amortization expense	157,245	153,253	466,143	406,162
Interest expense	113,308	122,173	337,839	325,746
Impairment loss	—	—	—	8,306
Impairment loss from discontinued operations	—	—	—	3,241
Noncontrolling interest in property partnerships	5,566	(3,279)	17,473	(924)
Noncontrolling interest—redeemable preferred units of the Operating Partnership	75	1,082	1,014	3,385
Noncontrolling interest—common units of the Operating Partnership	14,963	8,339	29,819	62,945
Noncontrolling interest in discontinued operations—common units of the Operating Partnership	—	8,970	—	11,450

Net income attributable to Boston Properties, Inc.	$130,371	$155,324	$266,326	$658,272

13. Subsequent Events

On October 2, 2014, the Company completed the sale of its Patriots Park properties located in Reston, Virginia for a gross sale price of $321.0 million, which exceeded the carrying value of the properties. Patriots Park consists of three Class A office properties aggregating approximately 706,000 net rentable square feet.

On October 16, 2014, the Company’s Operating Partnership released to the holders 27,773 Series Four Preferred Units that were previously subject to a security interest under a pledge agreement (See Note 8). On November 5, 2014, the Company’s Operating Partnership redeemed such units for cash totaling approximately $1.4 million. An aggregate of 12,667 Series Four Preferred Units remain outstanding and subject to the security interest under the pledge agreement.

On October 22, 2014, MIT exercised its right to purchase the Company’s 415 Main Street property (formerly Seven Cambridge Center) located in Cambridge, Massachusetts on February 1, 2016 for approximately $106 million. As part of its lease signed on July 14, 2004, MIT was granted a fixed price option to purchase the building at the beginning of the 11th lease year. 415 Main Street is an Office/Technical property with approximately 231,000 net rentable square feet occupied by the Broad Institute. The sale is subject to the satisfaction of customary closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated or at all.

On October 24, 2014, the Company completed the sale of a parcel of land at 130 Third Avenue in Waltham, Massachusetts that is permitted for 129,000 square feet for a sale price of approximately $14.3 million, which exceeded the carrying value of the property.

On October 24, 2014, a joint venture in which the Company has a 50% interest extended the loan collateralized by its Annapolis Junction Building Six property. At the time of the extension, the outstanding balance of the construction loan totaled approximately $13.9 million and bore interest at a variable rate equal to LIBOR plus 1.65% per annum and was scheduled to mature on November 17, 2014. The extended loan has a total commitment amount of $16.4 million, bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on November 17, 2015. Annapolis Junction Building Six is a Class A office property with approximately 119,000 net rentable square feet located in Annapolis, Maryland.

On October 30, 2014, the Company completed the sale of a 45% interest in each of 601 Lexington Avenue in New York City and Atlantic Wharf Office Building and 100 Federal Street in Boston for an aggregate gross sales price of approximately $1.827 billion in cash, less the partner’s pro rata share of the indebtedness secured by 601 Lexington Avenue, subject to certain prorations and adjustments. In connection with the sale, the Company formed a joint venture for each property with the buyer and will provide customary property management and leasing services to the joint ventures. 601 Lexington Avenue is a 1,669,000 square foot Class A office complex located in Midtown Manhattan. The property consists of a 59-story tower as well as a six-story low-rise office and retail building. The property is subject to existing mortgage indebtedness of approximately $712.9 million. The Atlantic Wharf Office Building is a 791,000 square foot Class A office tower located on Boston’s Waterfront. 100 Federal Street is a 1,323,000 square foot Class A office tower located in Boston’s Financial District. The transaction did not qualify as a sale of real estate for financial reporting purposes as the Company continues to control the joint ventures and will therefore continue to account for the properties on a consolidated basis in its financial statements.

On November 1, 2014, the Company partially placed in-service 535 Mission Street, a Class A office project with approximately 307,000 net rentable square feet located in San Francisco, California.

On November 3, 2014, the Company’s Operating Partnership issued notices to redeem on December 15, 2014 (i) $300.0 million in aggregate principal amount of its 5.625% senior notes due 2015, which were scheduled to mature on April 15, 2015 (the “5.625% Notes”), and (ii) $250.0 million in aggregate principal amount of its 5.000% senior notes due 2015, which were scheduled to mature on June 1, 2015 (the “5.000% Notes”). The redemption price for each series of notes will equal the sum of (a) the present values as of the redemption date of the remaining scheduled payments of principal and interest from the redemption date to maturity (excluding any accrued and unpaid interest) discounted on a semi-annual basis at a rate equal to the yield to maturity of a comparable United States Treasury security plus (i) in the case of the 5.625% Notes, 0.35% or (ii) in the case of the 5.000% Notes, 0.25%, plus (b) accrued interest to, but excluding, December 15, 2014, as provided in the applicable indenture. The redemption price for each series of notes will be calculated three business days prior to the redemption date and will be payable on December 15, 2014 in accordance with the terms of the applicable indentures.

On November 6, 2014, the Company entered into an option agreement pursuant to which the Company has been granted an option to purchase real property located at 425 Fourth Street in San Francisco, California. In connection with the execution of the agreement, the Company paid a non-refundable option payment to the current owner of $1.0 million. The Company intends to pursue the entitlements necessary to develop the property. The purchase price has not been determined and is dependent on the entitlements obtained. There can be no assurance that the Company will be successful in obtaining the desired entitlements or that it will ultimately determine to exercise the option.

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

Our core strategy has always been to own, operate and develop properties in supply-constrained markets with high barriers to entry and to focus on executing long-term leases with financially strong tenants. Historically, this combination has tended to reduce our exposure in down cycles and enhance revenues as market conditions improve. To be successful in the current leasing environment, we believe all aspects of the tenant-landlord relationship must be considered. In this regard, we believe that our understanding of tenants’ short- and long-term space utilization and amenity needs in the local markets in which we operate, our relationships with local brokers, our reputation as a premier developer, owner and operator of Class A office properties, our financial strength and our ability to maintain high building standards provide us with a competitive advantage.

Our portfolio is concentrated in markets and submarkets which include traditional tenants, such as government, financial services and law firms, as well as businesses that are oriented on new ideas, such as technology, advertising, media and information distribution (often referred to as “TAMI”), mobility, life sciences and medical devices. We continue to benefit from this as the TAMI segments of the economy are expanding and leasing additional office space. This is particularly true in the San Francisco Central Business District (“CBD”), Silicon Valley, Cambridge, Massachusetts and suburban Boston submarkets where we are seeing increasing levels of leasing activity. However, there continue to be headwinds against more rapid improvements in the overall office business. The strongest force is densification, which occurs as businesses seek to cater to more collaborative work environments and fit people more efficiently into less space. In addition, markets such as Washington, DC and, to a lesser extent, midtown Manhattan which are more reliant on traditional tenants are experiencing relatively lower levels of activity and growth. We are also seeing new construction in our markets accommodating both growing tenant sectors and traditional tenants seeking more efficient space utilization. This may result in an increase in supply and create challenges for us to increase our occupancy and the rents we can realize. We are proactively managing our near- and medium-term lease expirations. As our tenants adjust their space needs, we may extend the leases of quality tenants on a long-term basis, invest in tenant improvements to improve space utilization and take back portions of their space to re-lease to other tenants at current rates. In some cases, this may result in space down-time and foregone revenue in the short-term, but better position us for more stable long-term revenues. Despite these challenges, we remain optimistic about the long-term operating fundamentals in all of our markets.

Leasing activity in our portfolio remains strong. During the third quarter of 2014, we signed approximately 1.9 million square feet of leases covering vacant space, pre-leasing for our development projects and extensions and expansions, including approximately 650,000 square feet of early renewals with two law firms and an expanding existing tenant. This total exceeds our quarterly average for the past five years by approximately 46%, with the Boston and New York regions being the largest contributors. The overall percentage of leased space for the 158 properties in service (excluding the three in-service residential properties and the hotel) as of September 30, 2014 was 92.0% compared to 93.0% at June 30, 2014. The decrease of 1.0% is due to the placing in-service of 250 West 55th Street, our approximately 988,000 square foot office building in New York City, which was approximately 54% leased as of September 30, 2014 and is currently 77% leased, including leases with future commencement dates.

In the New York region, during the third quarter we completed approximately 592,000 square feet of leasing in twenty lease transactions, including a 388,000 square foot early renewal with a law firm at 767 Fifth Avenue (The General Motors Building) for fifteen additional years. In addition, we ceased interest capitalization on September 1, 2014 and fully placed in-service our 250 West 55th Street development project. We have limited rollover exposure through the end of 2015 of approximately 4.5%. We are actively engaged with several additional law firm tenants that currently lease approximately 937,000 square feet under leases that expire in 2017 and thereafter regarding possible renewals.

In our Washington, DC region, the overall leasing activity continues to be slow and public sector and defense contractor demand has been adversely impacted by continued federal budgetary uncertainty, sequestration and the reductions in discretionary spending programs. Our near-term exposure in the Washington, DC CBD is limited due to our strong office occupancy rate of 95.7%. We are actively engaging our law firm tenants with future lease expirations, including two firms currently occupying approximately 540,000 square feet in our CBD portfolio, to provide new space configurations in exchange for extended lease terms at market rents. In addition, our suburban Washington, DC assets are 96.4% leased at September 30, 2014, with moderate rollover/exposure through the end of 2015 of approximately 11.5%. We anticipate our occupancy in the Washington, DC region will decline from 96.1%, at September 30, 2014, to an average of 93.3% in 2015.

In the Boston region, the expansion of the life sciences and technology industry is positively impacting each of the submarkets in which we operate. Our assets in the Boston CBD are 93.2% leased, with approximately 308,000 square feet of the Boston CBD portfolio vacancy leased to a tenant that will commence its lease in 2015. Through the end of 2015, leases for approximately 715,000 square feet are scheduled to expire, including two large blocks totaling approximately 414,000 square feet in the John Hancock Tower. This space includes (1) 170,000 square feet at the base of the building where we anticipate creating a new second lobby and rebranding this portion of the building “120 St. James Street” and (2) 244,000 square feet in the tower. While we believe all of this space is highly marketable and current market rents are greater than the expiring rents, we expect much of this space will be vacant during 2015 as new tenants lease and build out their space. In conjunction with the construction of our 888 Boylston Street 425,000 square foot development project, we expect to complete a major renovation of the Prudential Center Food Court and create additional retail space during 2015 which, upon completion, will enhance our revenues and our tenants’ experience at the Prudential Center. The East Cambridge submarket is the strongest submarket in the region and our Cambridge portfolio is approximately 99.6% leased. In the suburbs of Boston along the Route 128 corridor, we are also benefiting from the strong tenant demand in the technology and life sciences industries with the completion of approximately 487,000 square feet of leases during the quarter, including an approximately 152,000 square foot lease for our anchor tenant at 10 CityPoint, a 245,000 square foot development project in Waltham, Massachusetts.

The San Francisco CBD and Silicon Valley submarkets continue to benefit from business expansion and job growth, particularly in the technology sector, which has resulted in positive absorption, lower vacancy and increasing rental rates. During the third quarter of 2014, we leased approximately 121,000 square feet, with a year-to-date total space leased of approximately 1.4 million square feet. We have approximately 426,000 square feet of space expiring in the San Francisco region through the end of 2015 at rents that are below current market rents. Construction of 535 Mission Street is on schedule and we expect to be able to deliver space to tenants and commence revenue recognition for the initial tenant in the fourth quarter of 2014.

The table below details the leasing activity during the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	Square Feet
Vacant space available at the beginning of the period	2,843,617	2,683,647
Properties placed in-service	852,641	1,522,457
Leases expiring or terminated during the period	1,066,364	3,304,186

Total space available for lease	4,762,622	7,510,290

1st generation leases	357,789	1,081,968
2nd generation leases with new tenants	468,499	1,504,184
2nd generation lease renewals	563,439	1,551,243

Total space leased	1,389,727	4,137,395

Vacant space available for lease at the end of the period	3,372,895	3,372,895

Second generation leasing information:(1)
Leases commencing during the period, in square feet	1,031,938	3,055,427
Average Lease Term	85 Months	70 Months
Average Free Rent Period	79 Days	59 Days
Total Transaction Costs Per Square Foot(2)	$46.17	$31.31
Increase in Gross Rents(3)	13.74%	6.55%
Increase in Net Rents(4)	20.72%	9.18%

(1)	Second generation leases are defined as leases for space that had previously been leased. Of the 1,031,938 and 3,055,427 square feet of second generation leases that commenced during the three and nine months ended September 30, 2014, respectively, leases for 885,892 and 2,226,175 square feet were signed in prior periods for the three and nine months ended September 30, 2014, respectively.

(2)	Total transaction costs include tenant improvements and leasing commissions and exclude free rent concessions and other inducements in accordance with GAAP.
(3)	Represents the increase in gross rent (base rent plus expense reimbursements) on the new vs. expired leases on the 869,019 and 2,514,844 square feet of second generation leases (1) that had been occupied within the prior 12 months and (2) for which the new lease term is greater than six months for the three and nine months ended September 30, 2014, respectively.
(4)	Represents the increase in net rent (gross rent less operating expenses) on the new vs. expired leases on the 869,019 and 2,514,844 square feet of second generation leases (1) that had been occupied within the prior 12 months and (2) for which the new lease term is greater than six months for the three and nine months ended September 30, 2014, respectively.

In the aggregate from October 1, 2014 to December 31, 2015, leases representing approximately 8.2% of the space at our properties will expire. As these leases expire, assuming no change in current market rental rates, we expect that the gross rental rates we are likely to achieve on new leases will on average be greater than the rates that are currently being paid.

Although we continue to evaluate opportunities to acquire assets, the abundance of capital and demand for assets has resulted in increasing prices. As a result, in the current environment we are able to develop properties at a cost per square foot that is generally less than the cost at which we can acquire older existing properties, thereby generating relatively better returns with lower annual maintenance expenses and capital costs. Accordingly, we believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service through 2019. We believe the development of well-positioned office buildings is justified in many of our submarkets where tenants have shown demand for high-quality construction, modern design, efficient floor plates and sustainable features. In addition, select first-class residential developments that are part of a mixed-use environment, which combine office, retail and residential uses, have proven successful in our markets. As of September 30, 2014, our current development pipeline, which excludes properties which are fully placed in-service, totals approximately 3.3 million square feet with a total projected investment of approximately $2.1 billion, of which approximately $1.3 billion remains to be funded. Additionally, we are working on several new developments in each of our markets that could commence in 2015 or later.

Given investor demand for assets like ours we continue to review our portfolio to identify properties that may have limited opportunities for cash flow growth, no longer fit within our portfolio strategy or can attract premium pricing in the current market environment as potential sales candidates. During 2014, we expect to complete the sale of an aggregate of approximately $2.3 billion (our share) of assets generating $1.9 billion of sale proceeds. Included in this amount is the October 30, 2014 sale of a 45% interest in each of 601 Lexington Avenue in New York, and Atlantic Wharf Office Building and 100 Federal Street in Boston for an aggregate gross sale price of $1.827 billion in cash, less the partner’s pro rata share of indebtedness secured by 601 Lexington Avenue, subject to certain prorations and adjustments. In general, we structure asset sales for possible inclusion in like-kind exchanges within the meaning of Section 1031 of the Internal Revenue Code. The ability to complete a like-kind exchange depends on many factors, including, among others, identifying and acquiring suitable replacement property within limited time periods and the ownership structure of the properties being sold and acquired, and therefore we are not always able to sell an asset as part of a like-kind exchange. When successful, a like-kind exchange enables us to defer the taxable gain on the asset sold and thus limit our REIT distribution requirement and preserve capital. If we are unable to identify and acquire suitable replacement property in a like-kind exchange, then we expect to distribute at least the amount of proceeds necessary to avoid paying a corporate level tax on the gain realized from the sale (See “Liquidity and Capital Resources—REIT Tax Distribution Considerations—Application of Recent Regulations”).

We continue to maintain substantial liquidity, including available cash, as of November 3, 2014, of approximately $2.6 billion, which includes approximately $1.9 billion of restricted cash which is being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code, and approximately $984 million available under our Operating Partnership’s $1.0 billion Unsecured Line of Credit. Our more significant future funding requirements include approximately $1.3 billion of our development pipeline that remains to be funded through 2019, approximately $165 million (of which our share is approximately $45 million) of secured debt that matures through 2015 and the optional redemption of $550 million aggregate principal amount of unsecured senior notes on December 15, 2014 (See Note 13 of the Consolidated Financial Statements). We have access to multiple sources of capital, including current cash balances, public debt and equity markets, secured and unsecured debt markets and potential asset sales to fund our future capital requirements.

Transactions during the three months ended September 30, 2014 included the following:

•

On July 1, 2014, we used available cash to repay the mortgage loan collateralized by our New Dominion Technology Park Building Two property located in Herndon, Virginia totaling $63.0 million. The mortgage loan bore interest at a fixed rate of 5.55% per annum and was scheduled to mature on October 1, 2014. There was no prepayment penalty.

•

On July 3, 2014, our Operating Partnership redeemed 319,687 Series Four Preferred Units for cash totaling approximately $16.0 million. Our Operating Partnership currently has 40,440 Series Four Preferred Units outstanding, 12,667 of which are subject to a security interest under a pledge agreement.

•

On July 29, 2014, we completed the sale of our Mountain View Technology Park properties and Mountain View Research Park Building Sixteen property located in Mountain View, California for an aggregate sale price of approximately $92.1 million. Net cash proceeds totaled approximately $91.2 million, resulting in a gain on sale of real estate totaling approximately $36.4 million. Mountain View Technology Park is a seven-building complex of Office/Technical properties aggregating approximately 135,000 net rentable square feet. Mountain View Research Park Building Sixteen is an Office/Technical property with approximately 63,000 net rentable square feet.

•

On August 20, 2014, a portion of the land parcel at our One Reston Overlook property located in Reston, Virginia was taken by eminent domain. Net cash proceeds totaled approximately $2.6 million, resulting in a gain on sale of real estate totaling approximately $1.2 million.

•

On August 22, 2014, we completed the sale of a parcel of land within our Broad Run Business Park property located in Loudoun County, Virginia for a sale price of approximately $9.8 million. Net cash proceeds totaled approximately $9.7 million, resulting in a gain on sale of real estate totaling approximately $4.3 million. The parcel is an approximately 15.5 acre land parcel subject to a ground lease that was scheduled to expire on October 31, 2048 with a tenant that exercised its purchase option under the ground lease.

•

On August 31, 2014, we completed and fully placed in-service 250 West 55th Street, a Class A office project with approximately 988,000 net rentable square feet located in New York City. The property is 77% leased.

•

On September 17, 2014, we completed and fully placed in-service 680 Folsom Street, a Class A office project with approximately 525,000 net rentable square feet located in San Francisco, California. The property is 98% leased.

•

On September 18, 2014, we received an initial distribution from our unsecured creditor claim against Lehman Brothers, Inc. totaling approximately $7.7 million. There can be no assurance as to the timing or amount of additional proceeds, if any, that we may ultimately realize on the claim.

Transactions completed subsequent to September 30, 2014 included the following:

•

On October 2, 2014, we completed the sale of our Patriots Park properties located in Reston, Virginia for a gross sale price of $321.0 million, which exceeded the carrying value of the properties. Patriots Park consists of three Class A office properties aggregating approximately 706,000 net rentable square feet.

•

On October 16, 2014, our Operating Partnership released to the holders 27,773 Series Four Preferred Units that were previously subject to a security interest under a pledge agreement (See Note 8 of the Consolidated Financial Statements). On November 5, 2014, our Operating Partnership redeemed such units for cash totaling approximately $1.4 million. An aggregate of 12,667 Series Four Preferred Units remain outstanding and subject to the security interest under the pledge agreement.

•

On October 22, 2014, MIT exercised its right to purchase our 415 Main Street property (formerly Seven Cambridge Center) located in Cambridge, Massachusetts on February 1, 2016 for approximately $106 million. As part of its lease signed on July 14, 2004, MIT was granted a fixed price option to purchase the building at the beginning of the 11th lease year. 415 Main Street is an Office/Technical property with approximately 231,000 net rentable square feet occupied by the Broad Institute. The sale is subject to the satisfaction of customary closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated or at all.

•

On October 24, 2014, we completed the sale of a parcel of land at 130 Third Avenue in Waltham, Massachusetts that is permitted for 129,000 square feet for a sale price of approximately $14.3 million, which exceeded the carrying value of the property.

•

On October 24, 2014, a joint venture in which we have a 50% interest extended the loan collateralized by its Annapolis Junction Building Six property. At the time of the extension, the outstanding balance of the construction loan totaled approximately $13.9 million and bore interest at a variable rate equal to LIBOR plus 1.65% per annum and was scheduled to mature on November 17, 2014. The extended loan has a total commitment amount of $16.4 million, bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on November 17, 2015. Annapolis Junction Building Six is a Class A office property with approximately 119,000 net rentable square feet located in Annapolis, Maryland.

•

On October 30, 2014, we completed the sale of a 45% interest in each of 601 Lexington Avenue in New York City and Atlantic Wharf Office Building and 100 Federal Street in Boston for an aggregate gross sales price of approximately $1.827 billion in cash, less the partner’s pro rata share of the indebtedness secured by 601 Lexington Avenue, subject to certain prorations and adjustments. In connection with the sale, we formed a joint venture for each property with the buyer and will provide customary property management and leasing services to the joint ventures. 601 Lexington Avenue is a 1,669,000 square foot Class A office complex located in Midtown Manhattan. The property consists of a 59-story tower as well as a six-story low-rise office and retail building. The property is subject to existing mortgage indebtedness of approximately $712.9 million. The Atlantic Wharf Office Building is a 791,000 square foot Class A office tower located on Boston’s Waterfront. 100 Federal Street is a 1,323,000 square foot Class A office tower located in Boston’s Financial District. We currently expect that we will distribute at least the amount of proceeds necessary to avoid paying a corporate level tax on the gain realized from the sale. The transaction did not qualify as a sale of real estate for financial reporting purposes as we continue to control the joint ventures and will therefore continue to account for the properties on a consolidated basis in our financial statements.

•

On November 1, 2014, we partially placed in-service 535 Mission Street, a Class A office project with approximately 307,000 net rentable square feet located in San Francisco, California. The property is 36% leased.

•

On November 3, 2014, our Operating Partnership issued notices to redeem on December 15, 2014 (i) $300.0 million in aggregate principal amount of its 5.625% senior notes due 2015, which were scheduled to mature on April 15, 2015 (the “5.625% Notes”), and (ii) $250.0 million in aggregate principal amount of its 5.000% senior notes due 2015, which were scheduled to mature on June 1, 2015 (the “5.000% Notes”). The redemption price for each series of notes will equal the sum of (a) the present values as of the redemption date of the remaining scheduled payments of principal and interest from the redemption date to maturity (excluding any accrued and unpaid interest) discounted on a semi-annual basis at a rate equal to the yield to maturity of a comparable United States Treasury security plus (i) in the case of the 5.625% Notes, 0.35%, or (ii) in the case of the 5.00% Notes, 0.25%, plus (b) accrued interest to, but excluding, December 15, 2014, as provided in the applicable indenture. The redemption price for each series of notes will be calculated three business days prior to the redemption date and will be payable on December 15, 2014 in accordance with the terms of the applicable indentures.

•

On November 6, 2014, we entered into an option agreement pursuant to which we have been granted an option to purchase real property located at 425 Fourth Street in San Francisco, California. In connection with the execution of the agreement, we paid a non-refundable option payment to the current owner of $1.0 million. We intend to pursue the entitlements necessary to develop the property. The purchase price has not been determined and is dependent on the entitlements obtained. There can be no assurance that we will be successful in obtaining the desired entitlements or that we will ultimately determine to exercise the option.

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

Revenue Recognition

In general, we commence rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. Contractual rental revenue is reported on a straight-line basis over the terms of our respective leases. We recognize rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the original term of the respective leases. Accrued rental income as reported on the Consolidated Balance Sheets represents rental income recognized in excess of rent payments actually received pursuant to the terms of the individual lease agreements.

For the three and nine months ended September 30, 2014, the impact of the net adjustments of rents from “above-” and “below-market” leases increased rental revenue by approximately $11.5 million and $30.7 million, respectively. For the three and nine months ended September 30, 2014, the impact of the straight-line rent adjustment increased rental revenue by approximately $19.9 million and $41.8 million, respectively. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 4 to the Consolidated Financial Statements.

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

If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 6.8 years as of September 30, 2014. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contract with Customers (Topic 606)” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s Accounting Standards Codification (“ASC”). ASU 2014-09 is effective for annual reporting periods (including interim periods within that reporting period) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early adoption is not permitted. We are currently assessing the potential impact that the adoption of ASU 2014-09 will have on our consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted. We do not expect the adoption of ASU 2014-15 to have a material impact on our consolidated financial statements.

Results of Operations

The following discussion is based on our Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013.

At September 30, 2014 and September 30, 2013, we owned or had interests in a portfolio of 172 and 177 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio is necessarily meaningful. Therefore, the comparison of operating results for the three and nine months ended September 30, 2014 and 2013 show separately the changes attributable to the properties that were owned by us and in service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired or Consolidated, Development or Redevelopment or Sold Portfolios.

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc., the most directly comparable GAAP financial measure, plus income attributable to noncontrolling interests, depreciation and amortization, interest expense, impairment loss, transaction costs, general and administrative expense, less gains on sales of real estate, discontinued operations, gains (losses) from early extinguishments of debt, gains (losses) from investments in securities, gains on consolidation of joint ventures, income from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 132 properties totaling approximately 35.9 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or consolidated or placed in-service on or prior to January 1, 2013 and owned and in service through September 30, 2014. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or consolidated or in development or redevelopment after January 1, 2013 or disposed of on or prior to September 30, 2014. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the nine months ended September 30, 2014 and 2013 with respect to the properties that were placed in-service, acquired or consolidated, in development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired or Consolidated Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2014	2013	Increase/ (Decrease)	% Change	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,415,890	$1,364,259	$51,631	3.78%	$238,214	$102,792	$44,232	$14,949	$—	$2,248	$5,022	$4,266	$1,703,358	$1,488,514	$214,844	14.43%
Termination Income	10,260	2,144	8,116	378.54%	—	—	—	—	—	—	—	—	10,260	2,144	8,116	378.54%

Total Rental Revenue	1,426,150	1,366,403	59,747	4.37%	238,214	102,792	44,232	14,949	—	2,248	5,022	4,266	1,713,618	1,490,658	222,960	14.96%

Real Estate Operating Expenses	521,802	498,311	23,491	4.71%	75,030	32,595	14,589	3,768	—	421	931	800	612,352	535,895	76,457	14.27%

Net Operating Income, excluding residential and hotel	904,348	868,092	36,256	4.18%	163,184	70,197	29,643	11,181	—	1,827	4,091	3,466	1,101,266	954,763	146,503	15.34%

Residential Net Operating Income(1)	7,041	8,085	(1,044)	(12.91)%	—	—	96	—	—	—	—	—	7,137	8,085	(948)	(11.73)%
Hotel Net Operating Income(1)	10,781	9,102	1,679	18.45%	—	—	—	—	—	—	—	—	10,781	9,102	1,679	18.45%

Consolidated Net Operating Income(1)	922,170	885,279	36,891	4.17%	163,184	70,197	29,739	11,181	—	1,827	4,091	3,466	1,119,184	971,950	147,234	15.15%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	—	—	18,197	22,063	(3,866)	(17.52)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	—	—	75,765	94,673	(18,908)	(19.97)%
Transaction costs	—	—	—	—	—	—	—	—	—	—	—	—	2,500	1,744	756	43.35%
Impairment loss	—	—	—	—	—	—	—	—	—	—	—	—	—	8,306	(8,306)	(100.00)%
Depreciation and amortization	351,588	348,028	3,560	1.02%	96,685	47,319	15,067	3,818	—	4,579	2,803	2,418	466,143	406,162	59,981	14.77%

Total Other Expenses	351,588	348,028	3,560	1.02%	96,685	47,319	15,067	3,818	—	4,579	2,803	2,418	544,408	510,885	33,523	6.56%

Operating Income	570,582	537,251	33,331	6.20%	66,499	22,878	14,672	7,363	—	(2,752)	1,288	1,048	592,973	483,128	109,845	22.74%
Other Income:
Income from unconsolidated joint ventures													10,069	72,240	(62,171)	(86.06)%
Gains on consolidation of joint ventures													—	385,991	(385,991)	(100.00)%
Interest and other income													6,841	6,646	195	2.93%
Gains from investments in securities													651	1,872	(1,221)	(65.22)%
Gains from early extinguishments of debt													—	122	(122)	(100.00)%
Other Expenses:
Interest expense													337,839	325,746	12,093	3.71%

Income From Continuing Operations													272,695	624,253	(351,558)	(56.32)%
Discontinued Operations:
Income from discontinued operations													—	7,486	(7,486)	(100.00)%
Gain on sale of real estate from discontinued operations													—	86,448	(86,448)	(100.00)%
Gain on forgiveness of debt from discontinued operations													—	20,182	(20,182)	(100.00)%
Impairment loss from discontinued operations													—	(3,241)	3,241	100.00%

Income Before Gains On Sales Of Real Estate													272,695	735,128	(462,433)	(62.91)%
Gains on sales of real estate													41,937	—	41,937	100.00%

Net Income													314,632	735,128	(420,496)	(57.20)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships													(17,473)	924	(18,397)	(1,991.02)%
Noncontrolling interest—redeemable preferred units of the Operating Partnership													(1,014)	(3,385)	2,371	70.04%
Noncontrolling interest—common units of the Operating Partnership													(29,819)	(62,945)	33,126	52.63%
Noncontrolling interest in discontinued operations—common units of the Operating Partnership													—	(11,450)	11,450	100.00%

Net Income Attributable to Boston Properties, Inc.													$266,326	$658,272	$(391,946)	(59.54)%
Preferred dividends													(7,854)	(5,411)	(2,443)	(45.15)%

Net Income Attributable to Boston Properties, Inc. Common shareholders													$258,472	$652,861	$(394,389)	(60.41)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 44. Residential Net Operating Income for the nine months ended September 30, 2014 and 2013 are comprised of Residential Revenue of $18,998 and $16,555 less Residential Expenses of $11,861 and $8,470, respectively. Hotel Net Operating Income for the nine months ended September 30, 2014 and 2013 are comprised of Hotel Revenue of $32,478 and $30,061 less Hotel Expenses of $21,697 and $20,959, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $51.6 million for the nine months ended September 30, 2014 compared to 2013. The increase was primarily the result of increases in revenue from our leases, parking income and other income and recoveries of approximately $48.0 million, $3.5 million and $0.1 million, respectively. Rental revenue from our leases increased approximately $48.0 million as a result of our average revenue per square foot increasing by approximately $1.44, contributing approximately $35.2 million, and an approximately $12.8 million increase due to an increase in average occupancy from 92.0% to 92.8%.

For fiscal 2014, we expect an increase in Same Property Portfolio net operating income of approximately 3.0% to 3.25% compared to 2013 and for fiscal 2015, we expect our occupancy to decline to approximately 91%-92% due primarily to several lease expirations in our Boston region, resulting in 2015 Same Property Portfolio net operating income to be relatively flat at approximately (1.0)% to 0.50% compared to 2014.

Termination Income

Termination income increased by approximately $8.1 million for the nine months ended September 30, 2014 compared to 2013.

Termination income for the nine months ended September 30, 2014 related to twenty-one tenants across the Same Property Portfolio and totaled approximately $10.3 million of which approximately $7.7 million related to an initial distribution we received from our unsecured creditor claim against Lehman Brothers, Inc. (See Note 7 of the Consolidated Financial Statements).

Termination income for the nine months ended September 30, 2013 related to nineteen tenants across the Same Property Portfolio and totaled approximately $2.1 million of which approximately $1.0 million was negotiated termination income from one of our Reston, Virginia properties in order to accommodate growth of another existing tenant.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $23.5 million for the nine months ended September 30, 2014 compared to 2013 due primarily to (1) an increase of approximately $11.2 million, or 5.1%, in real estate taxes, which we primarily experienced in our Washington, DC and New York regions, (2) an increase of approximately $7.2 million, or 9.3%, in repairs and maintenance expense, which we primarily experienced in the Boston and New York CBD buildings and the Washington, DC region, (3) an increase of approximately $2.6 million, or 9.6%, in roads and grounds expense, which we primarily experienced in the Boston and Washington, DC regions and (4) an increase of approximately $2.5 million, or 1.5%, in other operating expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $3.6 million, or 1.0%, for the nine months ended September 30, 2014 compared to 2013.

Properties Acquired or Consolidated Portfolio

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from the Value-Added Fund for an aggregate net purchase price of approximately $233.1 million. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we own 100% of the properties and account for them on a consolidated basis. Mountain View

Research Park is an approximately 604,000 net rentable square foot, sixteen building Office/Technical complex. Mountain View Technology Park is an approximately 135,000 net rentable square foot, seven building Office/Technical complex. On July 29, 2014, we sold Mountain View Technology Park and Mountain View Research Park Building Sixteen, which in aggregate is approximately 198,000 square feet. See Note 3 to the Consolidated Financial Statements and “Results of Operations—Properties Sold Portfolio” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Rental Revenue

Rental revenue from our Properties Acquired or Consolidated Portfolio increased approximately $135.4 million for the nine months ended September 30, 2014 compared to 2013, as detailed below:

Property	Date Acquired or Consolidated	Rental Revenue for the nine months ended September 30,
		2014	2013	Change
		(in thousands)
Mountain View Research Park	April 10, 2013	$13,894	$7,712	$6,182
767 Fifth Avenue (the General Motors Building)	May 31, 2013	224,320	95,080	129,240

Total		$238,214	$102,792	$135,422

Real Estate Operating Expenses

Real estate operating expenses from our Properties Acquired or Consolidated Portfolio increased approximately $42.4 million for the nine months ended September 30, 2014 compared to 2013, as detailed below:

Property	Date Acquired or Consolidated	Real Estate Operating Expenses for the nine months ended September 30,
		2014	2013	Change
		(in thousands)
Mountain View Research Park	April 10, 2013	$3,073	$1,792	$1,281
767 Fifth Avenue (the General Motors Building)	May 31, 2013	71,957	30,803	41,154

Total		$75,030	$32,595	$42,435

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Acquired or Consolidated Portfolio increased by approximately $49.4 million for the nine months ended September 30, 2014 compared to 2013 due to the additional depreciation expense incurred for the nine months ended September 30, 2014 associated with Mountain View Research Park that was acquired on April 10, 2013 and 767 Fifth Avenue (the General Motors Building) that was consolidated on May 31, 2013, and, as a result, were not recognizing depreciation expense for the full nine months ended September 30, 2013.

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

Properties Placed In-Service Portfolio

We placed in-service or partially placed in-service seven properties between January 1, 2013 and September 30, 2014. The square footage amount for the seven properties that are fully placed in-service is approximately 2.6 million square feet. One and Two Patriots Park comprise of a two-phase redevelopment project for a single tenant. On October 2, 2014, we completed the sale of our Patriots Park properties located in Reston, Virginia (See Note 13 of the Consolidated Financial Statements).

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $31.9 million for the nine months ended September 30, 2014 compared to 2013, as detailed below:

Property	Quarter Initially Placed In- Service	Quarter Fully Placed In- Service	Rental Revenue for the nine months ended September 30,
			2014	2013	Change
			(in thousands)
Office
One and Two Patriots Park	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	$13,277	$11,632	$1,645
300 Binney Street (formerly Seventeen Cambridge Center)	Second Quarter, 2013	Second Quarter, 2013	8,136	3,241	4,895
250 West 55th Street	Third Quarter, 2013	Third Quarter, 2014	14,052	76	13,976
680 Folsom Street	Fourth Quarter, 2013	Third Quarter, 2014	8,767	—	8,767

			$44,232	$14,949	$29,283

Residential
The Avant at Reston Town Center	Fourth Quarter, 2013	First Quarter, 2014	$2,612	$—	$2,612

Total			$46,844	$14,949	$31,895

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $13.3 million for the nine months ended September 30, 2014 compared to 2013, as detailed below:

Property	Quarter Initially Placed In- Service	Quarter Fully Placed In- Service	Real Estate Operating Expenses for the nine months ended September 30,
			2014	2013	Change
			(in thousands)
Office
One and Two Patriots Park	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	$4,349	$3,144	$1,205
300 Binney Street (formerly Seventeen Cambridge Center)	Second Quarter, 2013	Second Quarter, 2013	744	360	384
250 West 55th Street	Third Quarter, 2013	Third Quarter, 2014	6,965	264	6,701
680 Folsom Street	Fourth Quarter, 2013	Third Quarter, 2014	2,531	—	2,531

			$14,589	$3,768	$10,821

Residential
The Avant at Reston Town Center	Fourth Quarter, 2013	First Quarter, 2014	$2,516	$—	$2,516

Total			$17,105	$3,768	$13,337

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Placed In-Service Portfolio increased by approximately $11.2 million for the nine months ended September 30, 2014 compared to 2013 due to the additional depreciation expense incurred for the nine months ended September 30, 2014 associated with One and Two Patriots Park, 300 Binney Street (formerly Seventeen Cambridge Center), 250 West 55th Street, 680 Folsom Street and The Avant at Reston Town Center that were all fully or partially placed in-service during or subsequent to the nine months ended September 30, 2013, and, as a result, we were not recognizing depreciation expense for the full nine months ended September 30, 2013.

Properties in Development or Redevelopment Portfolio

During the nine months ended September 30, 2013, the Properties in Development or Redevelopment Portfolio consisted of our 601 Massachusetts Avenue property located in Washington, DC. We commenced development of this property on April 25, 2013 and it is expected to be completed during the fourth quarter of 2015. Prior to the commencement of development, this building was operational and during the nine months ended September 30, 2013, had approximately $2.2 million of revenue and approximately $0.4 million of operating expenses. In addition, during the nine months ended September 30, 2013, the building had approximately $4.6 million of depreciation and amortization expense.

Properties Sold Portfolio

On July 29, 2014, we completed the sale of our Mountain View Technology Park properties and Mountain View Research Park Building Sixteen property located in Mountain View, California for an aggregate sale price of approximately $92.1 million. Net cash proceeds totaled approximately $91.2 million, resulting in a gain on sale of real estate totaling approximately $36.4 million. Mountain View Technology Park is a seven-building complex of Office/Technical properties aggregating approximately 135,000 net rentable square feet. Mountain View Research Park Building Sixteen is an Office/Technical property with approximately 63,000 net rentable square feet.

On August 22, 2014, we completed the sale of a parcel of land within our Broad Run Business Park property located in Loudoun County, Virginia for a sale price of approximately $9.8 million. Net cash proceeds totaled approximately $9.7 million, resulting in a gain on sale of real estate totaling approximately $4.3 million. The parcel is an approximately 15.5 acre land parcel subject to a ground lease that was scheduled to expire on October 31, 2048 with a tenant that exercised its purchase option under the ground lease.

Rental Revenue

Rental revenue from our Properties Sold Portfolio increased approximately $756,000 for the nine months ended September 30, 2014 compared to 2013, as detailed below:

Property	Date Sold	Rental Revenue for the nine months ended September 30,
		2014	2013	Change
		(in thousands)
Mountain View Technology Park	July 29, 2014	$2,603	$2,060	$543
Mountain View Research Park Building Sixteen	July 29, 2014	1,510	1,109	401
Broad Run Business Park land parcel	August 22, 2014	909	1,097	(188)

Total		$5,022	$4,266	$756

Real Estate Operating Expenses

Real estate operating expenses from our Properties Sold Portfolio increased approximately $131,000 for the nine months ended September 30, 2014 compared to 2013, as detailed below:

Property	Date Sold	Real Estate Operating Expenses for the nine months ended September 30,
		2014	2013	Change
		(in thousands)
Mountain View Technology Park	July 29, 2014	$456	$360	$96
Mountain View Research Park Building Sixteen	July 29, 2014	235	166	69
Broad Run Business Park land parcel	August 22, 2014	240	274	(34)

Total		$931	$800	$131

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Sold Portfolio increased by approximately $385,000 for the nine months ended September 30, 2014 compared to 2013. On April 10, 2013, we acquired the Mountain View Research Park, which included Mountain View Research Park Building Sixteen and Mountain View Technology Park properties from the Value-Added Fund and therefore we did not have depreciation and amortization expense for the entire nine month period ended September 30, 2013. Subsequently, we sold Mountain View Technology Park and Mountain View Research Park Building Sixteen on July 29, 2014 and therefore did not have depreciation and amortization expense for the entire nine month period ended September 30, 2014. As a result, the increase is primarily due to the fact that we owned those properties for a longer period in 2014 compared to 2013.

Other Operating Income and Expense Items

Residential Net Operating Income

Net operating income for our residential properties decreased by approximately $0.9 million for the nine months ended September 30, 2014 compared to 2013.

The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf, the Residences on The Avenue and The Avant at Reston Town Center for the nine months ended September 30, 2014 and 2013.

	The Lofts at Atlantic Wharf			Residences on The Avenue			The Avant at Reston Town Center(1)
	2014	2013	Percentage Change	2014	2013	Percentage Change	2014	2013	Percentage Change
Average Physical Occupancy(2)	96.4%	98.7%	(2.3)%	91.8%	92.8%	(1.1)%	29.2%	N/A	N/A
Average Economic Occupancy(3)	96.4%	97.0%	(0.6)%	91.1%	92.4%	(1.4)%	25.0%	N/A	N/A
Average Monthly Rental Rate(4)	$3,914	$3,743	4.6%	$3,174	$3,317	(4.3)%	$2,202	N/A	N/A
Average Rental Rate Per Occupied Square Foot	$4.37	$4.17	4.8%	$3.89	$4.06	(4.2)%	$2.40	N/A	N/A

(1)	This property was initially placed in-service during the fourth quarter of 2013 and fully placed in-service during the first quarter of 2014. For the operating results refer to “Results of Operations—Properties Placed in-Service Portfolio” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)	Average Physical Occupancy is defined as the average number of occupied units divided by the total number of units, expressed as a percentage.
(3)	Average Economic Occupancy is defined as total possible revenue less vacancy loss as a percentage of total possible revenue. Total possible revenue is determined by valuing average occupied units at contract rates and average vacant units at Market Rents. Vacancy loss is determined by valuing vacant units at current Market Rents. By measuring vacant units at their Market Rents, Average Economic Occupancy takes into account the fact that units of different sizes and locations within a residential property have different economic impacts on a residential property’s total possible gross revenue. Market Rents used by us in calculating Economic Occupancy are based on the current market rates set by the managers of our residential properties based on their experience in renting their residential property’s units and publicly available market data. Trends in market rents for a region as reported by others could vary. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.
(4)	Average Monthly Rental Rates are calculated by us as rental revenue in accordance with GAAP, divided by the weighted monthly average number of occupied units.

Hotel Net Operating Income

Net operating income for the Boston Marriott Cambridge (formerly Cambridge Center Marriott) hotel property increased by approximately $1.7 million for the nine months ended September 30, 2014 compared to 2013. We expect our hotel net operating income for fiscal 2014 to be between $13 million and $14 million and between $12 million and $14 million for fiscal 2015.

The following reflects our occupancy and rate information for the Boston Marriott Cambridge (formerly Cambridge Center Marriott) hotel for the nine months ended September 30, 2014 and 2013.

	2014	2013	Percentage Change
Occupancy	84.1%	81.3%	3.4%
Average daily rate	$249.98	$229.40	9.0%
Revenue per available room, REVPAR	$210.27	$207.60	1.3%

Development and Management Services

Development and management services income decreased approximately $3.9 million for the nine months ended September 30, 2014 compared to 2013. The decrease was due to decreases in development fee and management fee income of approximately $0.5 million and $3.4 million, respectively. The decrease in development fees is primarily due to a decrease in fees associated with tenant improvement project management partially offset by an increase in the development fees earned from our current and pending development projects in the Boston and Washington, DC regions. The decrease in management fees is due primarily to a decrease in management and leasing fees earned from our joint ventures primarily due to the consolidation of 767 Fifth Avenue (the General Motors Building), the acquisition of the Mountain View assets and the sale of 125 West 55th Street. We expect fee income for fiscal 2014 to be between $22 million and $25 million. In addition, we expect fee income for fiscal 2015 to be between $15 million and $20 million. Our 2015 estimates are less than 2014 due to the completion of several large, third-party development fee projects in 2014, including the Broad Institute expansion in Cambridge, Massachusetts and the George Washington University Science Center in Washington, DC and we have been focusing our resources on our development pipeline and delivering our new projects as opposed to third-party assignments.

General and Administrative

General and administrative expenses decreased approximately $18.9 million for the nine months ended September 30, 2014 compared to 2013 due primarily to the timing of the recognition of expenses under the Transition Benefits Agreement that we entered into with Mortimer B. Zuckerman in 2013. On March 11, 2013, we announced that Owen D. Thomas would succeed Mr. Zuckerman as our Chief Executive Officer, effective April 2, 2013. Mr. Zuckerman continues to serve as Executive Chairman for a transition period and thereafter is expected to continue to serve as the Non-Executive Chairman of the Board. In connection with succession planning, Mr. Zuckerman entered into the Transition Benefits Agreement with us. Because Mr. Zuckerman remained employed by us through July 1, 2014, he is entitled to receive, on January 1, 2015, a lump sum cash payment of $6.7 million and an equity award with a targeted value of approximately $11.1 million. The cash payment and equity award vested in three equal installments on each of March 10, 2013, October 1, 2013 and July 1, 2014. As a result, we recognized approximately $11.8 million of compensation expense during the nine months ended September 30, 2013 and approximately $4.0 million of compensation expense during the nine months ended September 30, 2014 related to the Transition Benefits Agreement. Under the Transition Benefits Agreement, during the nine months ended September 30, 2013, we accelerated the remaining approximately $12.9 million of stock-based compensation expense associated with Mr. Zuckerman’s unvested long-term equity awards. In addition, for the nine months ended September 30, 2014 compared to 2013 we had an approximately $2.3 million increase in our capitalized wages due to the signing of several large leases. The increase in capitalized wages is shown as a decrease in general and administrative expenses as these costs are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets (see below). We also had an approximately $1.2 million decrease in the value of our deferred compensation plan. These decreases were partially offset by the following increases: (1) approximately $2.6 million related to the net effect of the termination of the 2011 OPP Awards and the issuance of the 2014 MYLTIP Units (See Note 11 to the Consolidated Financial Statements), (2) approximately $0.3 million related to the write off of the remaining fees associated with our ATM program that expired on June 2, 2014 and (3) approximately $2.4 million related to other general and administrative expenses, which includes compensation expense. We expect our fiscal 2014 general and administrative expenses to be between $100 million and $102 million and between $100 million and $104 million in fiscal 2015.

Wages directly related to the development and leasing of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the nine months ended September 30, 2014 and 2013 were approximately $11.0 million and $8.7 million, respectively. These costs are not included in the general and administrative expenses discussed above.

Transaction Costs

During the nine months ended September 30, 2014, we incurred approximately $2.5 million of transaction costs, which related to (1) approximately $0.5 million for the pending sale of Patriots Park in Reston, Virginia (See Note 13 to the Consolidated Financial Statements), (2) approximately $0.5 million related to transactions that we are no longer pursuing in the Washington, DC region, (3) approximately $0.3 million for the formation of the joint venture agreement to sell to a third-party a 45% interest in each of 601 Lexington Avenue in New York City and Atlantic Wharf Office Building and 100 Federal Street in Boston, Massachusetts (See Note 13 to the Consolidated Financial Statements) and (4) approximately $1.2 million related to the pursuit or sale of other assets and the formation of joint venture agreements.

During the nine months ended September 30, 2013, we incurred approximately $1.7 million of transaction costs related to (1) approximately $0.6 million related to the acquisition of the Mountain View Research Park and Mountain View Technology Park properties in Mountain View, California, (2) approximately $0.4 million related to Salesforce Tower (formerly Transbay Tower) in San Francisco, California, (3) approximately $0.5 million related to transaction costs for transactions in New York City and (4) approximately $0.2 million related to the pursuit of other transactions.

Impairment Loss

On March 28, 2013, we executed a binding contract for the sale of our 303 Almaden Boulevard property located in San Jose, California for a sale price of $40.0 million. The pending sale of this asset caused us to evaluate our strategy for development of the adjacent Almaden land parcel which can accommodate approximately 840,000 square feet of office development. Based on a shorter than expected hold period, we reduced the carrying value of the land parcel to its estimated fair market value and we recognized an impairment loss of approximately $8.3 million during the three months ended March 31, 2013. We did not recognize any impairment losses during the nine months ended September 30, 2014.

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the nine months ended September 30, 2014 compared to 2013, income from unconsolidated joint ventures decreased by approximately $62.2 million due primarily to an approximately $46.5 million decrease in our share of net income from 125 West 55th Street due to its sale on May 30, 2013, an approximately $11.2 million decrease in our share of net income from the sale of the Eighth Avenue and 46th Street project in New York City on July 19, 2013 and an approximately $7.7 million decrease in our share of net income from 767 Fifth Avenue (the General Motors Building) related to its consolidation on June 1, 2013. These decreases were partially offset by an approximately $3.2 million increase in our share of net income from our other unconsolidated joint ventures, which was primarily related to increased leasing and occupancy at 540 Madison Avenue in New York City.

On May 30, 2013, a joint venture in which we have a 60% interest completed the sale of its 125 West 55th Street property located in New York City for a sale price of $470.0 million, including the assumption by the buyer of the mortgage loan collateralized by the property totaling approximately $198.6 million. The mortgage loan bore interest at a fixed rate of 6.09% per annum and was scheduled to mature on March 10, 2020. Net cash proceeds totaled approximately $253.7 million, of which our share was approximately $152.2 million, after the payment of transaction costs. 125 West 55th Street is a Class A office property totaling approximately 588,000 net rentable square feet. We had previously recognized an impairment loss on our investment in the unconsolidated joint venture. As a result, we recognized a gain on sale of real estate totaling approximately $43.2 million. Prior to the sale, the property contributed approximately $3.3 million of net income for the nine months ended September 30, 2013.

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

Gains on Consolidation of Joint Ventures

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from our Value-Added Fund for an aggregate purchase price of approximately $233.5 million. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we own 100% of the properties and account for them on a consolidated basis. During the nine months ended September 30, 2013, we recognized a gain on consolidation totaling approximately $26.5 million.

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

Interest and Other Income

Interest and other income increased approximately $0.2 million for the nine months ended September 30, 2014 compared to 2013 primarily due to a tax refund we received from the District of Columbia partially offset by a decrease in interest income due to lower average cash balances and interest rates.

Gains from Investments in Securities

Gains from investments in securities for the nine months ended September 30, 2014 and 2013 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for our officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to our officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the nine months ended September 30, 2014 and 2013, we recognized gains of approximately $0.7 million and $1.9 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $0.7 million and $1.9 million during the nine months ended September 30, 2014 and 2013, respectively, as a result of increases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

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

Interest Expense

Interest expense increased approximately $12.1 million for the nine months ended September 30, 2014 compared to 2013 as detailed below:

Component	Change in interest expense for the nine months ended September 30, 2014 compared to September 30, 2013
(in thousands)
Increases to interest expense due to:
Interest associated with the consolidation of the $1.6 billion of debt outstanding for 767 Fifth Avenue (the General Motors Building)	$21,265
Issuance of $700 million in aggregate principal of our Operating Partnership’s 3.800% senior notes due 2024 on June 27, 2013	13,134
Partner’s share of the interest for the outstanding Outside Members’ Notes Payable for 767 Fifth Avenue (the General Motors Building)	11,869
Reduction in capitalized interest	5,445
Issuance of $500 million in aggregate principal of our Operating Partnership’s 3.125% senior notes due 2023 on April 11, 2013	4,370

Total increases to interest expense	$56,083
Decreases to interest expense due to:
Repayment of $747.5 million in aggregate principal of our Operating Partnership’s 3.625% exchangeable senior notes due 2014	$(18,078)
Interest expense associated with the adjustment for the equity component allocation of our Operating Partnership’s unsecured exchangeable debt	(15,643)
Repurchases/redemption/exchange of $450.0 million in aggregate principal of our Operating Partnership’s 3.75% exchangeable senior notes due 2036	(6,281)
Repayment of mortgage financings(1)	(1,673)
Amortization of finance fees	(1,346)
Other interest expense (excluding senior notes)	(969)

Total decreases to interest expense	$(43,990)

Total change in interest expense	$12,093

(1)	Includes the repayment of Kingstowne One, 140 Kendrick Street and New Dominion Technology Park Building Two.

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. As properties are placed in-service, we cease capitalizing interest and interest is then expensed. Interest capitalized for the nine months ended September 30, 2014 and 2013 was approximately $44.8 million and $50.3 million, respectively. These costs are not included in the interest expense referenced above.

We anticipate net interest expense for 2014 will be approximately $456 million to $459 million. This estimate assumes approximately $53 million to $55 million of capitalized interest and approximately $10 million of incremental interest expense related to the optional redemption in December 2014 of $550 million aggregate principal amount of our Operating Partnership’s unsecured senior notes that were scheduled to mature in 2015. We anticipate net interest expense for 2015 will be approximately $415 million to $425 million. This estimate assumes approximately $40 million to $50 million of capitalized interest. These estimates also assume that we will not incur any additional indebtedness, make additional prepayments or repurchases of existing indebtedness and that there will not be any fluctuations in interest rates or any changes in our development activity.

At September 30, 2014, our variable rate debt consisted of our Operating Partnership’s $1.0 billion Unsecured Line of Credit. For a summary of our consolidated debt as of September 30, 2014 and September 30, 2013 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Prior to the adoption of ASU No. 2014-08, we had the following properties that were considered discontinued operations for the nine months ended September 30, 2013: 10 & 20 Burlington Mall Road, One Preserve Parkway, 1301 New York Avenue, 303 Almaden Boulevard and Montvale Center. Each of these dispositions is discussed below.

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

Gains on Sales of Real Estate

On July 29, 2014, we completed the sale of our Mountain View Technology Park properties and Mountain View Research Park Building Sixteen property located in Mountain View, California for an aggregate sale price of approximately $92.1 million. Net cash proceeds totaled approximately $91.2 million, resulting in a gain on sale of real estate totaling approximately $36.4 million. Mountain View Technology Park is a seven-building complex of Office/Technical properties aggregating approximately 135,000 net rentable square feet. Mountain View Research Park Building Sixteen is an Office/Technical property with approximately 63,000 net rentable square feet.

On August 20, 2014, a portion of the land parcel at our One Reston Overlook property located in Reston, Virginia was taken by eminent domain. Net cash proceeds totaled approximately $2.6 million, resulting in a gain on sale of real estate totaling approximately $1.2 million.

On August 22, 2014, we completed the sale of a parcel of land within our Broad Run Business Park property located in Loudoun County, Virginia for a sale price of approximately $9.8 million. Net cash proceeds totaled approximately $9.7 million, resulting in a gain on sale of real estate totaling approximately $4.3 million. The parcel is an approximately 15.5 acre land parcel subject to a ground lease that was scheduled to expire on October 31, 2048 with a tenant that exercised its purchase option under the ground lease.

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships increased by approximately $18.4 million for the nine months ended September 30, 2014 compared to 2013 as detailed below.

Property	Date of Consolidation	Partners’ noncontrolling interest for the nine months ended September 30,
		2014	2013	Change
		(in thousands)
505 9th Street	October 1, 2007	$1,739	$1,853	$(114)
Fountain Square	October 4, 2012	8,796	5,026	3,770
767 Fifth Avenue (the General Motors Building)	May 31, 2013	(12,957)	(7,803)	(5,154)
Times Square Tower	October 9, 2013	19,895	—	19,895

		$17,473	$(924)	$18,397

The decrease at 767 Fifth Avenue (the General Motors Building) was primarily due to the partners’ share of the interest expense for the outside members’ notes payable. In addition, during the nine months ended September 30, 2014 we made an out-of-period adjustment for our Fountain Square property of approximately $1.9 million related to the cumulative non-cash adjustment to the accretion of the changes in the redemption value of the noncontrolling interest (See Note 2 to the Consolidated Financial Statements).

Noncontrolling interest—Common Units of the Operating Partnership

Noncontrolling interest-common units of the Operating Partnership decreased by approximately $33.1 million for the nine months ended September 30, 2014 compared to 2013 due to a decrease in allocable income partially offset by an increase in the noncontrolling interest’s ownership percentage.

Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 151 properties totaling approximately 39.0 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or consolidated or placed in-service on or prior to July 1, 2013 and owned and in service through September 30, 2014. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or consolidated or in development or redevelopment after July 1, 2013 or disposed of on or prior to September 30, 2014. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended September 30, 2014 and 2013 with respect to the properties that were placed in-service, acquired or consolidated, in development or redevelopment or sold.

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2014	2013	Increase/ (Decrease)	% Change	2014	2013	2014	2013	2014	2013	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$570,236	$546,355	$23,881	4.37%	$14,233	$76	$759	$2,049	$585,228	$548,480	$36,748	6.70%
Termination Income	8,164	1,380	6,784	491.59%	—	—	—	—	8,164	1,380	6,784	491.59%

Total Rental Revenue	578,400	547,735	30,665	5.60%	14,233	76	759	2,049	593,392	549,860	43,532	7.92%

Real Estate Operating Expenses	205,416	195,741	9,675	4.94%	5,391	264	209	375	211,016	196,380	14,636	7.45%

Net Operating Income, excluding residential and hotel	372,984	351,994	20,990	5.96%	8,842	(188)	550	1,674	382,376	353,480	28,896	8.17%

Residential Net Operating Income(1)	2,134	2,586	(452)	(17.48)%	721	—	—	—	2,855	2,586	269	10.40%
Hotel Net Operating Income(1)	4,333	4,072	261	6.41%	—	—	—	—	4,333	4,072	261	6.41%

Consolidated Net Operating Income(1)	379,451	358,652	20,799	5.80%	9,563	(188)	550	1,674	389,564	360,138	29,426	8.17%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	6,475	5,475	1,000	18.26%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	22,589	24,841	(2,252)	(9.07)%
Transaction costs	—	—	—	—	—	—	—	—	1,402	766	636	83.03%
Depreciation and amortization	150,875	151,935	(1,060)	(0.70)%	5,851	109	519	1,209	157,245	153,253	3,992	2.60%

Total Other Expenses	150,875	151,935	(1,060)	(0.70)%	5,851	109	519	1,209	181,236	178,860	2,376	1.33%

Operating Income	228,576	206,717	21,859	10.57%	3,712	(297)	31	465	214,803	186,753	28,050	15.02%
Other Income:
Income from unconsolidated joint ventures									4,419	14,736	(10,317)	(70.01)%
Gains on consolidation of joint ventures									—	(1,810)	1,810	100.00%
Interest and other income									3,421	3,879	(458)	(11.81)%
Gains (losses) from investments in securities									(297)	956	(1,253)	(131.07)%
Other Expenses:
Losses from early extinguishments of debt									—	30	(30)	(100.00)%
Interest expense									113,308	122,173	(8,865)	(7.26)%

Income From Continuing Operations									109,038	82,311	26,727	32.47%
Discontinued Operations:
Income from discontinued operations									—	1,677	(1,677)	(100.00)%
Gain on sale of real estate from discontinued operations									—	86,448	(86,448)	(100.00)%

Income Before Gains On Sales Of Real Estate									109,038	170,436	(61,398)	(36.02)%
Gains on sales of real estate									41,937	—	41.937	100.00%

Net Income									150,975	170,436	(19,461)	(11.42)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships									(5,566)	3,279	(8,845)	(269.75)%
Noncontrolling interest—redeemable preferred units of the Operating Partnership									(75)	(1,082)	1,007	93.07%
Noncontrolling interest—common units of the Operating Partnership									(14,963)	(8,339)	(6,624)	(79.43)%
Noncontrolling interest in discontinued operations—common units of the Operating Partnership									—	(8,970)	8,970	100.00%

Net Income Attributable to Boston Properties, Inc.									$130,371	$155,324	$(24,953)	(16.07)%
Preferred dividends									(2,647)	(2,647)	—	—%

Net Income Attributable to Boston Properties, Inc. Common shareholders									$127,724	$152,677	$(24,953)	(16.34)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 44. Residential Net Operating Income for the three months ended September 30, 2014 and 2013 are comprised of Residential Revenue of $7,018 and $5,493 less Residential Expenses of $4,163 and $2,907, respectively. Hotel Net Operating Income for the three months ended September 30, 2014 and 2013 are comprised of Hotel Revenue of $11,918 and $10,652 less Hotel Expenses of $7,585 and $6,580, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $23.9 million for the three months ended September 30, 2014 compared to 2013. The increase was primarily the result of an increase of approximately $22.3 million in revenue from our leases, an increase in parking income of approximately $0.8 million and an increase in other income and recoveries of approximately $0.8 million. Rental revenue from our leases increased approximately $22.3 million as a result of our average revenue per square foot increasing by approximately $2.44, contributing approximately $21.6 million, and an approximately $0.7 million increase due to an increase in average occupancy from 92.7% to 92.8%.

Termination Income

Termination income increased by approximately $6.8 million for the three months ended September 30, 2014 compared to 2013.

Termination income for the three months ended September 30, 2014 related to nine tenants across the Same Property Portfolio and totaled approximately $8.2 million of which approximately $7.7 million related to an initial distribution we received from our unsecured creditor claim against Lehman Brothers, Inc. (See Note 7 of the Consolidated Financial Statements).

Termination income for the three months ended September 30, 2013 related to twelve tenants across the Same Property Portfolio and totaled approximately $1.4 million, of which approximately $1.0 million was negotiated termination income from one of our Reston, Virginia properties in order to accommodate growth of another existing tenant.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $9.7 million for the three months ended September 30, 2014 compared to 2013 due primarily to (1) an increase of approximately $7.3 million, or 8.1%, in real estate taxes, which we primarily experienced in our Washington, DC and New York regions, (2) an increase of approximately $2.3 million, or 7.7%, in repairs and maintenance expense, which we primarily experienced in our Boston region and (3) an increase of approximately $0.1 million, or 0.2%, in other operating expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio decreased approximately $1.1 million, or 0.7%, for the three months ended September 30, 2014 compared to 2013.

Properties Placed In-Service Portfolio

We placed in-service or partially placed in-service four properties between July 1, 2013 and September 30, 2014. The square footage amount for the four properties is approximately 1.9 million square feet.

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $15.8 million for the three months ended September 30, 2014 compared to 2013, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Rental Revenue for the three months ended September 30,
			2014	2013	Change
			(in thousands)
Office
250 West 55th Street	Third Quarter, 2013	Third Quarter, 2014	$8,030	$76	$7,954
680 Folsom Street	Fourth Quarter, 2013	Third Quarter, 2014	6,203	—	6,203

			$14,233	$76	$14,157

Residential
The Avant at Reston Town Center	Fourth Quarter, 2013	First Quarter, 2014	$1,616	$—	$1,616

Total			$15,849	$76	$15,773

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $6.0 million for the three months ended September 30, 2014 compared to 2013, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Real Estate Operating Expenses for the three months ended September 30,
			2014	2013	Change
			(in thousands)
Office
250 West 55th Street	Third Quarter, 2013	Third Quarter, 2014	$3,717	$264	$3,453
680 Folsom Street	Fourth Quarter, 2013	Third Quarter, 2014	1,674	—	1,674

			$5,391	$264	$5,127

Residential
The Avant at Reston Town Center	Fourth Quarter, 2013	First Quarter, 2014	$895	$—	$895

Total			$6,286	$264	$6,022

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Placed In-Service Portfolio increased by approximately $5.7 million for the three months ended September 30, 2014 compared to 2013 due to the additional depreciation expense incurred for the three months ended September 30, 2014 associated with 250 West 55th Street, 680 Folsom Street and The Avant at Reston Town Center that were all fully or partially placed in-service during or subsequent to the three months ended September 30, 2013, and, as a result, we were not recognizing depreciation expense for the full three months ended September 30, 2013.

Properties Sold Portfolio

On July 29, 2014, we completed the sale of our Mountain View Technology Park properties and Mountain View Research Park Building Sixteen property located in Mountain View, California for an aggregate sale price of approximately $92.1 million. Net cash proceeds totaled approximately $91.2 million, resulting in a gain on sale of real estate totaling approximately $36.4 million. Mountain View Technology Park is a seven-building complex of Office/Technical properties aggregating approximately 135,000 net rentable square feet. Mountain View Research Park Building Sixteen is an Office/Technical property with approximately 63,000 net rentable square feet.

On August 22, 2014, we completed the sale of a parcel of land within our Broad Run Business Park property located in Loudoun County, Virginia for a sale price of approximately $9.8 million. Net cash proceeds totaled approximately $9.7 million, resulting in a gain on sale of real estate totaling approximately $4.3 million. The parcel is an approximately 15.5 acre land parcel subject to a ground lease that was scheduled to expire on October 31, 2048 with a tenant that exercised its purchase option under the ground lease.

Rental Revenue

Rental revenue from our Properties Sold Portfolio decreased approximately $1.3 million for the three months ended September 30, 2014 compared to 2013, as detailed below:

Property	Date Sold	Rental Revenue for the three months ended September 30,
		2014	2013	Change
		(in thousands)
Mountain View Technology Park	July 29, 2014	$358	$1,094	$(736)
Mountain View Research Park Building Sixteen	July 29, 2014	226	589	(363)
Broad Run Business Park land parcel	August 22, 2014	175	366	(191)

Total		$759	$2,049	$(1,290)

Real Estate Operating Expenses

Real estate operating expenses from our Properties Sold Portfolio decreased approximately $166,000 for the three months ended September 30, 2014 compared to 2013, as detailed below:

Property	Date Sold	Real Estate Operating Expenses for the three months ended September 30,
		2014	2013	Change
		(in thousands)
Mountain View Technology Park	July 29, 2014	$96	$192	$(96)
Mountain View Research Park Building Sixteen	July 29, 2014	60	92	(32)
Broad Run Business Park land parcel	August 22, 2014	53	91	(38)

Total		$209	$375	$(166)

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Sold Portfolio decreased by approximately $0.7 million for the three months ended September 30, 2014 compared to 2013 due to the additional depreciation expense incurred for the three months ended September 30, 2013 associated with Mountain View Technology Park and Mountain View Research Park Building Sixteen that were both sold on July 29, 2014 and Broad Run Business Park, which was sold on August 22, 2014, and, as a result, we were not recognizing depreciation expense for the full three months ended September 30, 2014.

Other Operating Income and Expense Items

Residential Net Operating Income

Net operating income for our residential properties increased by approximately $0.3 million for the three months ended September 30, 2014 compared to 2013.

The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf, the Residences on The Avenue and The Avant at Reston Town Center for the three months ended September 30, 2014 and 2013.

	The Lofts at Atlantic Wharf			Residences on The Avenue			The Avant at Reston Town Center(1)
	2014	2013	Percentage Change	2014	2013	Percentage Change	2014	2013	Percentage Change
Average Physical Occupancy(2)	96.9%	98.8%	(1.9)%	91.7%	92.4%	(0.8)%	51.3%	N/A	N/A
Average Economic Occupancy(3)	96.1%	97.8%	(1.7)%	91.0%	92.0%	(1.1)%	46.8%	N/A	N/A
Average Monthly Rental Rate(4)	$3,903	$3,800	2.7%	$3,163	$3,285	(3.7)%	$2,268	N/A	N/A
Average Rental Rate Per Occupied Square Foot	$4.36	$4.21	3.6%	$3.88	$4.03	(3.7)%	$2.47	N/A	N/A

(1)	This property was initially placed in-service during the fourth quarter of 2013 and fully placed in-service during the first quarter of 2014. For the operating results refer to “Results of Operations—Properties Placed in-Service Portfolio” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)	Average Physical Occupancy is defined as the average number of occupied units divided by the total number of units, expressed as a percentage.
(3)	Average Economic Occupancy is defined as total possible revenue less vacancy loss as a percentage of total possible revenue. Total possible revenue is determined by valuing average occupied units at contract rates and average vacant units at Market Rents. Vacancy loss is determined by valuing vacant units at current Market Rents. By measuring vacant units at their Market Rents, Average Economic Occupancy takes into account the fact that units of different sizes and locations within a residential property have different economic impacts on a residential property’s total possible gross revenue. Market Rents used by us in calculating Economic Occupancy are based on the current market rates set by the managers of our residential properties based on their experience in renting their residential property’s units and publicly available market data. Trends in market rents for a region as reported by others could vary. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.
(4)	Average Monthly Rental Rates are calculated by us as rental revenue in accordance with GAAP, divided by the weighted monthly average number of occupied units.

Hotel Net Operating Income

Net operating income for the Boston Marriott Cambridge (formerly Cambridge Center Marriott) hotel property increased by approximately $0.3 million for the three months ended September 30, 2014 compared to 2013.

The following reflects our occupancy and rate information for the Boston Marriott Cambridge (formerly Cambridge Center Marriott) hotel for the three months ended September 30, 2014 and 2013.

	2014	2013	Percentage Change
Occupancy	87.3%	87.5%	(0.2)%
Average daily rate	$269.91	$237.30	13.7%
Revenue per available room, REVPAR	$235.51	$207.60	13.4%

Development and Management Services

Development and management services income increased approximately $1.0 million for the three months ended September 30, 2014 compared to 2013. Management fee and development fee income each increased approximately $0.5 million. The increase in management fees is due primarily to approximately $0.4 million of management, leasing and legal fees from properties and leasing transactions in the Boston and Washington, DC regions and approximately $0.1 million related to an increase in service income. The increase in development fees is primarily due to an increase in fees associated with tenant improvement project management in our New York region.

General and Administrative

General and administrative expenses decreased approximately $2.3 million for the three months ended September 30, 2014 compared to 2013 due primarily to the timing of the recognition of expenses under the Transition Benefits Agreement that we entered into with Mortimer B. Zuckerman in 2013. On March 11, 2013, we announced that Owen D. Thomas would succeed Mr. Zuckerman as our Chief Executive Officer, effective April 2, 2013. Mr. Zuckerman will continue to serve as Executive Chairman for a transition period and thereafter is expected to continue to serve as the Non-Executive Chairman of the Board. In connection with succession planning, Mr. Zuckerman entered into the Transition Benefits Agreement with us. Because Mr. Zuckerman remained employed by us through July 1, 2014, he is entitled to receive, on January 1, 2015, a lump sum cash payment of $6.7 million and an equity award with a targeted value of approximately $11.1 million. The cash payment and equity award vested in three equal installments on each of March 10, 2013, October 1, 2013 and July 1, 2014. As a result, we recognized approximately $2.6 million of compensation expense during the three months ended September 30, 2013. In addition, we had a decrease of approximately $1.2 million in the value of our deferred compensation plan. These decreases were partially offset by an increase of approximately $0.5 million related to the net effect of the termination of the 2011 OPP Awards and the issuance of the 2014 MYLTIP Units (See Note 11 to the Consolidated Financial Statements) and an increase of approximately $1.0 million in other general and administrative expenses, which includes compensation expense.

Wages directly related to the development and leasing of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the three months ended September 30, 2014 and 2013 were approximately $3.4 million and $3.1 million, respectively. These costs are not included in the general and administrative expenses discussed above.

Transaction Costs

During the three months ended September 30, 2014, we incurred approximately $1.4 million of transaction costs, which related to (1) approximately $0.4 million for the pending sale of Patriots Park in Reston, Virginia (See Note 13 to the Consolidated Financial Statements), (2) approximately $0.3 million for the formation of the joint venture agreement to sell to a third-party a 45% interest in each of 601 Lexington Avenue in New York City and Atlantic Wharf Office Building and 100 Federal Street in Boston, Massachusetts (See Note 13 to the Consolidated Financial Statements) and (3) approximately $0.7 million related to the pursuit or sale of other assets and the formation of joint venture agreements. During the three months ended September 30, 2013, we incurred approximately $0.8 million of transaction costs of which approximately $0.5 million related to costs for transactions in New York City.

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the three months ended September 30, 2014 compared to 2013, income from unconsolidated joint ventures decreased by approximately $10.3 million due primarily to an approximately $11.3 million decrease in our share of net income from the sale of the Eighth Avenue and 46th Street project in New York City on July 19, 2013 partially offset by an approximately $1.0 million increase in our share of net income from our other unconsolidated joint ventures, which was primarily related to termination income we received in connection with our Metropolitan Square property in Washington, DC.

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

Gains on Consolidation of Joint Ventures

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from our Value-Added Fund for an aggregate purchase price of approximately $233.5 million. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we own 100% of the properties and account for them on a consolidated basis. During the three months ended September 30, 2013, we recognized an adjustment to the gain on consolidation totaling approximately $2.1 million.

On May 31, 2013, our two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer, we and our new joint venture partners modified our relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in us having sufficient financial and operating control over 767 Venture, LLC such that we now account for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in our financial statements instead of under the equity method of accounting. Our ownership interest in 767 Venture, LLC remained unchanged at 60%. During the three months ended September 30, 2013, we recognized a downward adjustment of approximately $3.9 million to the non-cash gain on our investment of approximately $363.4 million, therefore resulting in a non cash gain of approximately $359.5 million. The gain on consolidation resulted from us recognizing the assets, liabilities and equity (including noncontrolling interests) of the joint venture at fair value on the date of consolidation resulting in the recognition of a gain on consolidation equal to the difference between the fair value of our equity interest totaling approximately $721.3 million (as reflected in the business combination table appearing on pages 132 and 133 of the Company’s Form 10-K for the fiscal year ended December 31, 2013) and the carrying value of our previously held equity interest totaling approximately $361.8 million. The fair value was determined based on the purchase price paid by the new joint venture partners through a sales process managed by a major New York City sales brokerage firm.

Interest and Other Income

Interest and other income decreased approximately $0.5 million for the three months ended September 30, 2014 compared to 2013 primarily due to a decrease in the average cash balance and interest rates.

Gains (Losses) from Investments in Securities

Gains (losses) from investments in securities for the three months ended September 30, 2014 and 2013 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for our officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to our officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the three months ended September 30, 2014 and 2013, we recognized gains (losses) of approximately

$(0.3) million and $1.0 million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $(0.3) million and $0.9 million during the three months ended September 30, 2014 and 2013, respectively, as a result of increases (decreases) in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

Interest Expense

Interest expense decreased approximately $8.9 million for the three months ended September 30, 2014 compared to 2013 as detailed below:

Component	Change in interest expense for the three months ended September 30, 2014 compared to September 30, 2013
(in thousands)
Increases to interest expense due to:
Reduction in capitalized interest	$5,176

Total increases to interest expense	$5,176
Decreases to interest expense due to:
Repayment of $747.5 million in aggregate principal of our Operating Partnership’s 3.625% exchangeable senior notes due 2014	$(7,144)
Interest expense associated with the adjustment for the equity component allocation of our Operating Partnership’s unsecured exchangeable debt	(4,889)
Repayment of mortgage financings(1)	(899)
Amortization of finance fees	(871)
Other interest expense (excluding senior notes)	(238)

Total decreases to interest expense	$(14,041)

Total change in interest expense	$(8,865)

(1)	Includes the repayment of New Dominion Technology Park Building Two.

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. As properties are placed in-service, we cease capitalizing interest and interest is then expensed. Interest capitalized for the three months ended September 30, 2014 and 2013 was approximately $12.2 million and $17.4 million, respectively. These costs are not included in the interest expense referenced above.

At September 30, 2014, our variable rate debt consisted of our Operating Partnership’s $1.0 billion Unsecured Line of Credit. For a summary of our consolidated debt as of September 30, 2014 and September 30, 2013 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Prior to the adoption of ASU No. 2014-08, we had the following properties that were considered discontinued operations for the three months ended September 30, 2013: 10 & 20 Burlington Mall Road, One Preserve Parkway and 1301 New York Avenue. Each of these dispositions is discussed below.

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

Gains on Sales of Real Estate

On July 29, 2014, we completed the sale of our Mountain View Technology Park properties and Mountain View Research Park Building Sixteen property located in Mountain View, California for an aggregate sale price of approximately $92.1 million. Net cash proceeds totaled approximately $91.2 million, resulting in a gain on sale of real estate totaling approximately $36.4 million. Mountain View Technology Park is a seven-building complex of Office/Technical properties aggregating approximately 135,000 net rentable square feet. Mountain View Research Park Building Sixteen is an Office/Technical property with approximately 63,000 net rentable square feet.

On August 20, 2014, a portion of the land parcel at our One Reston Overlook property located in Reston, Virginia was taken by eminent domain. Net cash proceeds totaled approximately $2.6 million, resulting in a gain on sale of real estate totaling approximately $1.2 million.

On August 22, 2014, we completed the sale of a parcel of land within our Broad Run Business Park property located in Loudoun County, Virginia for a sale price of approximately $9.8 million. Net cash proceeds totaled approximately $9.7 million, resulting in a gain on sale of real estate totaling approximately $4.3 million. The parcel is an approximately 15.5 acre land parcel subject to a ground lease that was scheduled to expire on October 31, 2048 with a tenant that exercised its purchase option under the ground lease.

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships increased by approximately $8.8 million for the three months ended September 30, 2014 compared to 2013 as detailed below.

Property	Date of Consolidation	Partners’ noncontrolling interest for the three months ended September 30,
		2014	2013	Change
		(in thousands)
505 9th Street	October 1, 2007	$562	$773	$(211)
Fountain Square	October 4, 2012	2,327	1,472	855
767 Fifth Avenue (the General Motors Building)	May 31, 2013	(3,789)	(5,524)	1,735
Times Square Tower	October 9, 2013	6,466	—	6,466

		$5,566	$(3,279)	$8,845

Noncontrolling interest—Common Units of the Operating Partnership

Noncontrolling interest-common units of the Operating Partnership increased by approximately $6.6 million for the three months ended September 30, 2014 compared to 2013 due to increases in allocable income and the noncontrolling interest’s ownership percentage.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	fund capital expenditures, including major renovations, tenant improvements and leasing costs;

•	fund development costs;

•	redeem our Operating Partnership’s Series Four Preferred Units;

•	redeem on December 15, 2014 $550 million aggregate principal amount of our Operating Partnership’s unsecured senior notes that were scheduled to mature in 2015;

•	fund possible property acquisitions; and

•	make the minimum distribution required to maintain our REIT qualification under the Internal Revenue Code of 1986, as amended.

We expect to satisfy these needs using one or more of the following:

•	cash flow from operations;

•	distribution of cash flows from joint ventures;

•	cash and cash equivalent balances;

•	issuances of our equity securities and/or additional preferred or common units of partnership interest in our Operating Partnership;

•	our Operating Partnership’s Unsecured Line of Credit or other short-term bridge facilities;

•	construction loans;

•	long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness); and

•	sales of real estate or ownership interests in our assets.

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

The following table presents information on properties under construction as of September 30, 2014 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date(1)	Estimated Total Investment(1)	Percentage Leased(2)
Office
Annapolis Junction Building Seven (50% ownership)(3)	Third Quarter, 2015	Annapolis, MD	1	125,000	$12,253	$17,500	100%
690 Folsom Street	Fourth Quarter, 2015	San Francisco, CA	1	26,270	10,478	17,900	—%
804 Carnegie Center	First Quarter, 2016	Princeton, NJ	1	130,000	4,182	40,410	100%
Annapolis Junction Building Eight (50% ownership)(3)	First Quarter, 2016	Annapolis, MD	1	125,000	10,498	18,500	—%
99 Third Avenue Retail	Second Quarter, 2016	Waltham, MA	1	16,500	8,110	16,900	84%
535 Mission Street(4)	Third Quarter, 2016	San Francisco, CA	1	307,000	167,590	215,000	36%
10 CityPoint	Second Quarter, 2017	Waltham, MA	1	245,000	11,318	100,400	62%
601 Massachusetts Avenue	Fourth Quarter, 2017	Washington, DC	1	478,000	209,717	360,760	83%
888 Boylston Street	Fourth Quarter, 2017	Boston, MA	1	425,000	27,137	271,500	30%
Salesforce Tower (95% ownership)	First Quarter, 2019	San Francisco, CA	1	1,400,000	329,417	1,073,500	51%

Total Properties under Construction			10	3,277,770	$790,700	$2,132,370	54%

(1)	Represents our share. Includes net revenue during lease up period, acquisition expenses and approximately $75.9 million of construction cost and leasing commission accruals.
(2)	Represents percentage leased as of November 3, 2014, includes leases with future commencement dates.
(3)	This project has a construction loan.
(4)	On November 1, 2014, this property was partially placed in-service.

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

The completion of our ongoing developments, through 2019, have remaining costs to fund of approximately $1.3 billion. We also have approximately $165 million (of which our share is approximately $45 million) of secured debt that matures in 2015 and our Operating Partnership has elected to redeem on December 15, 2014 the $300 million and $250 million of its unsecured senior notes that were scheduled to mature on April 15, 2015 and June 1, 2015, respectively. We believe that our strong liquidity, including available cash as of November 3, 2014 of approximately $2.6 billion, which includes approximately $1.9 billion of restricted cash which is being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code, the approximately $984 million available under our Operating Partnership’s Unsecured Line of Credit and proceeds from potential asset sales provide sufficient capacity to meet our debt obligations and fund our remaining capital requirements on existing development projects, our foreseeable potential development activity and pursue additional attractive investment opportunities. We also have full availability under our $600 million ATM program. Given the relatively low interest rates currently available to us in the debt markets, we may seek to enhance our liquidity in the future, which may result in us carrying additional cash and cash equivalents pending our Operating Partnership’s use of the proceeds. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase unsecured senior notes for cash in open market purchases or privately negotiated transactions, or both. We will evaluate any such potential transactions in light of then-existing market conditions, taking into account the trading prices of the notes, our current liquidity and prospects for future access to capital.

REIT Tax Distribution Considerations

Dividend

As a REIT we are subject to a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our annual taxable income. Our policy is to distribute at least 100% of our taxable income to avoid paying federal tax. On December 2, 2013, we announced that our Board of Directors declared a special cash dividend of $2.25 per common share payable on January 29, 2014 to shareholders of record as of the close of business on December 31, 2013. The decision to declare a special dividend was primarily a result of the sale of a 45% interest in our Times Square Tower property in October 2013. The Board of Directors did not make any change in our policy with respect to regular quarterly dividends. Holders of common units of limited partnership interest in Boston Properties Limited Partnership, our Operating Partnership, as of the close of business on December 31, 2013 received the same distribution on January 29, 2014. Our Board of Directors will continue to evaluate our dividend rate in light of our actual and projected taxable income, liquidity requirements and other circumstances, and there can be no assurance that the future dividends declared by our Board of Directors will not differ materially (See “—Sales” and “—Application of Recent Regulations” below).

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

Application of Recent Regulations

In September of 2013, the Internal Revenue Service released final regulations governing when taxpayers like us must capitalize and depreciate costs for acquiring, maintaining, repairing and replacing tangible property and when they can deduct such costs. These final regulations are effective for tax years beginning on or after January 1, 2014. These regulations would permit us to deduct certain types of expenditures, like most tenant improvements, that were previously required to be capitalized by us. They also allow us to make a one-time election to immediately deduct certain amounts that were capitalized in previous years that are not required to be capitalized under the new regulations. We continue to analyze the application of the new regulations to our business. Although such an election would have no impact on our GAAP financial statements or Funds from Operations, it could materially reduce our taxable income and therefore our dividend payout requirements under applicable REIT tax regulations for 2014. It could also have an impact on our dividend payout requirements in future years, as the amounts deducted in 2014 will no longer be depreciated over time, and amounts expended and deducted in future periods will vary, potentially resulting in more variation in our distribution requirement from year to year depending on our annual cost of now-deductible tenant improvements and other expenses that previously would have been capitalized. There can be no assurance that we will make such an election and, if we do, the amount that we will deduct or the impact, if any, on the dividends declared by our Board of Directors in 2014 or in future taxable years.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were approximately $0.8 billion and $1.6 billion at September 30, 2014 and 2013, respectively, representing a decrease of approximately $0.8 billion. The following table sets forth changes in cash flows:

	Nine months ended September 30,
	2014	2013	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$469,677	$550,421	$(80,744)
Net cash used in investing activities	(488,256)	(453,445)	(34,811)
Net cash provided by (used in) financing activities	(1,499,894)	502,321	(2,002,215)

Our principal source of cash flow is related to the operation of our office properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 6.8 years with occupancy rates historically in the range of 91% to 94%. Our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties, secured and unsecured borrowings and equity offerings.

For the nine months ended September 30, 2014, our total dividends payments exceeded our cash flow from operating activities due to the special dividend which was declared in December 2013 and paid to common stockholders and common unitholders of our Operating Partnership in January 2014. The cash flows distributed were primarily a result of the sale of a 45% interest in our Times Square Tower property in October 2013 and were included as part of cash flows provided by financing activities. Dividends will generally exceed cash flows from operating activities during periods in which we sell significant real estate assets and the distribution of gains occurs in a different period.

Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the nine months ended September 30, 2014 and 2013 consisted primarily of funding our development projects and the proceeds from the sales of real estate and for the nine months ended September 30, 2013 the acquisition of Mountain View Research and Technology Parks, 535 Mission Street and Salesforce Tower (formerly Transbay Tower) and Reston, Virginia land parcels, as detailed below:

	Nine months ended September 30,
	2014	2013
	(in thousands)
Acquisitions of real estate	$—	$(522,900)
Construction in progress	(305,192)	(279,786)
Building and other capital improvements	(57,329)	(46,805)
Tenant improvements	(80,692)	(78,462)
Proceeds from the sales of real estate	103,542	160,815
Proceeds from sales of real estate placed in escrow	(99,917)	—
Cash recorded upon consolidation	—	79,468
Repayments of notes receivable, net	—	12,491
Capital contributions to unconsolidated joint ventures	(47,767)	—
Capital distributions from unconsolidated joint ventures	641	223,067
Investments in securities, net	(1,542)	(1,333)

Net cash used in investing activities	$(488,256)	$(453,445)

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

•

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from our Value-Added Fund for an aggregate net purchase price of approximately $233.1 million. Mountain View Research Park is a 16-building complex of Office/Technical properties aggregating approximately 604,000 net rentable square feet. Mountain View Technology Park is a seven-building complex of Office/Technical properties aggregating approximately 135,000 net rentable square feet. In conjunction with the acquisition, the Value-Added Fund repaid the Mountain View Research Park and Mountain View Technology Park properties outstanding loans payable to our Operating Partnership totaling approximately $8.6 million and $3.7 million, respectively. On July 29, 2014, we completed the sale of our Mountain View Technology Park properties and Mountain View Research Park Building Sixteen property located in Mountain View, California for an aggregate sale price of approximately $92.1 million. Net cash proceeds totaled approximately $91.2 million, resulting in a gain on sale of real estate totaling approximately $36.4 million. We have placed in escrow approximately $90.2 million of the proceeds, which are being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.

•

Construction in progress for the nine months ended September 30, 2013 includes expenditures associated with our continued development and redevelopment of The Avant at Reston Town Center, 250 West 55th Street, 680 Folsom Street, 535 Mission Street, 601 Massachusetts Avenue, Salesforce Tower (formerly Transbay Tower) and expenditures associated with Two Patriots Park, 300 Binney Street (formerly Seventeen Cambridge Center) and the Kendall Center Connector (formerly Cambridge Center Connector), which were fully placed in-service during the nine months ended September 30, 2013. Construction in progress for the nine months ended September 30, 2014 includes ongoing expenditures associated with The Avant at Reston Town Center, 250 West 55th Street and 680 Folsom Street which were fully placed in-service during the nine months ended September 30, 2014. In addition, we incurred costs associated with our continued development of 535 Mission Street, 601 Massachusetts Avenue, 804 Carnegie Center, Salesforce Tower (formerly Transbay Tower), 888 Boylston Street, 10 CityPoint, 99 Third Avenue Retail and 690 Folsom Street.

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

•

On August 22, 2014, we completed the sale of a parcel of land within our Broad Run Business Park property located in Loudoun County, Virginia for a sale price of approximately $9.8 million. Net cash proceeds totaled approximately $9.7 million, resulting in a gain on sale of real estate totaling approximately $4.3 million. The parcel is an approximately 15.5 acre land parcel subject to a ground lease that was scheduled to expire on October 31, 2048 with a tenant that exercised its purchase option under the ground lease. We have placed in escrow approximately $9.7 million of the proceeds, which are being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.

•

On August 20, 2014, a portion of the land parcel at our One Reston Overlook property located in Reston, Virginia was taken by eminent domain. Net cash proceeds totaled approximately $2.6 million, resulting in a gain on sale of real estate totaling approximately $1.2 million.

•	On May 31, 2013, we recorded approximately $79.5 million of cash upon consolidating the joint venture that owns 767 Fifth Avenue (the General Motors Building).

•

Capital contributions to unconsolidated joint ventures increased due to cash contributions of approximately $39.0 million and approximately $5.4 million to our 501 K Street and Annapolis Junction joint ventures, respectively.

•

Capital distributions from unconsolidated joint ventures decreased by approximately $222.4 million due to the sale of 125 West 55th Street in New York City and the Value-Added Fund selling to us Mountain View Research and Technology Parks during the nine months ended September 30, 2013.

Cash used in financing activities for the nine months ended September 30, 2014 totaled approximately $1.5 billion. This consisted primarily of the repayment at maturity of $747.5 million of 3.625% exchangeable senior notes due 2014, the payments of regular and special dividends and distributions to our shareholders and unitholders and repayment of secured mortgage debt. Future debt payments are discussed below under the heading “Capitalization-Debt Financing.”

Capitalization

At September 30, 2014, our total consolidated debt was approximately $10.5 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 4.46% (with a coupon/stated rate of 5.00%) and the weighted-average maturity was approximately 5.0 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $30.5 billion at September 30, 2014. Our total consolidated market capitalization was calculated using the September 30, 2014 closing stock price of $115.76 per common share and the following: (1) 153,099,786 shares of our common stock, (2) 16,456,297 outstanding common units of partnership interest in our Operating Partnership (excluding common units held by us), (3) an aggregate of 1,505,386 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, (4) 40,440 Series Four Preferred Units of partnership interest in our Operating Partnership multiplied by the fixed liquidation preference of $50 per unit, (5) 80,000 shares (8,000,000 depositary shares, each representing 1/100th of a share), of our 5.25% Series B Cumulative Redeemable Preferred Stock, at a price of $2,500 per share ($25 per depositary share) and (6) our consolidated debt totaling approximately $10.5 billion. At September 30, 2014, our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures represented approximately 34.37% of our total consolidated market capitalization.

Following the consolidation of 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building)), effective June 1, 2013, our consolidated debt increased significantly compared to prior periods even though our economic interest in 767 Venture, LLC remained substantially unchanged. As a result, we believe the presentation of total adjusted debt may provide investors with a more complete picture of our share of consolidated and unconsolidated debt. Total adjusted debt is defined as our total consolidated debt, plus our share of unconsolidated joint venture debt, minus our joint venture partners’ share of consolidated debt, and was approximately $9.9 billion at September 30, 2014. In addition, in light of the difference between our total consolidated debt and our total adjusted debt, we believe that also presenting our total adjusted debt to total adjusted market capitalization ratio may provide investors with a more complete picture of our leverage in relation to the overall size of our company. The calculation of the total adjusted debt to total adjusted market capitalization ratio is the same as consolidated debt to total consolidated market capitalization ratio except that the total adjusted debt balance is used in lieu of the total consolidated debt balance. At September 30, 2014 our total adjusted debt represented approximately 33.20% of our total adjusted market capitalization.

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

Debt Financing

As of September 30, 2014, we had approximately $10.5 billion of outstanding consolidated indebtedness, representing approximately 34.37% of our total consolidated market capitalization as calculated above consisting of approximately (1) $5.837 billion (net of discount) in publicly traded unsecured senior notes having a weighted-average interest rate of 4.44% per annum and maturities in 2015, 2018, 2019, 2020, 2021, 2023 and 2024; (2) $4.3 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 4.30% per annum and weighted-average term of 3.5 years and (3) $0.3 billion of mezzanine notes payable, associated with 767 Fifth Avenue (the General Motors Building), having a GAAP interest rate of 5.53% per annum and maturing in 2017. The table below summarizes our mortgage and mezzanine notes payable, our Operating Partnership’s unsecured senior notes and our Operating Partnership’s Unsecured Line of Credit at September 30, 2014 and September 30, 2013:

	September 30,
	2014	2013
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable	$4,328,464	$4,468,069
Unsecured senior notes, net of discount	5,837,172	5,835,424
Unsecured exchangeable senior notes, net of discount and adjustment for the equity component allocation	—	739,536
Unsecured Line of Credit	—	—
Mezzanine notes payable	310,114	311,340

Total	$10,475,750	$11,354,369

Percent of total debt:
Fixed rate	100.00%	100.00%
Variable rate	—%	—%

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	4.46%	4.60%
Variable rate	—%	—%

Total	4.46%	4.60%

Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	5.00%	4.94%
Variable rate	—%	—%

Total	5.00%	4.94%

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

As of September 30, 2014, we had no borrowings and outstanding letters of credit totaling approximately $15.8 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $984.2 million. As of November 3, 2014, we had no borrowings and outstanding letters of credit totaling approximately $16.4 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $983.6 million.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of September 30, 2014 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
12 Year Unsecured Senior Notes	5.625%	5.693%	$300,000	April 15, 2015(3)
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015(4)
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024

Total principal			5,850,000
Net unamortized discount			(12,828)

Total			$5,837,172

(1)	Yield on issuance date including the effects of discounts on the notes and the amortization of financing costs.

(2)	No principal amounts are due prior to maturity.
(3)	On November 3, 2014, our Operating Partnership issued a notice to redeem on December 15, 2014 $300.0 million in aggregate principal amount of its 5.625% senior notes due 2015, which were scheduled to mature on April 15, 2015. The redemption price will equal the sum of (a) the present values as of the redemption date of the remaining scheduled payments of principal and interest from the redemption date to maturity (excluding any accrued and unpaid interest) discounted on a semi-annual basis at a rate equal to the yield to maturity of a comparable United States Treasury security plus 0.35%, plus (b) accrued interest to, but excluding, December 15, 2014, as provided in the applicable indenture. The redemption price will be calculated three business days prior to the redemption date and will be payable on December 15, 2014 in accordance with the terms of the indenture.
(4)	On November 3, 2014, our Operating Partnership issued a notice to redeem on December 15, 2014 $250.0 million in aggregate principal amount of its 5.000% senior notes due 2015, which were scheduled to mature on June 1, 2015. The redemption price will equal the sum of (a) the present values as of the redemption date of the remaining scheduled payments of principal and interest from the redemption date to maturity (excluding any accrued and unpaid interest) discounted on a semi-annual basis at a rate equal to the yield to maturity of a comparable United States Treasury security plus 0.25%, plus (b) accrued interest to, but excluding, December 15, 2014, as provided in the applicable indenture. The redemption price will be calculated three business days prior to the redemption date and will be payable on December 15, 2014 in accordance with the terms of the indenture.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 20 basis points in the case of the $500 million of notes that mature on September 1, 2023, 25 basis points in the case of the $250 million and $700 million of notes that mature on June 1, 2015 and February 1, 2024, respectively, 40 basis points in the case of the $700 million of notes that mature on October 15, 2019 and 30 basis points in the case of the $700 million and $850 million of notes that mature on November 15, 2020 and May 15, 2021, respectively), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our unsecured senior notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of September 30, 2014, we believe we were in compliance with each of these financial restrictions and requirements.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgage notes payable at September 30, 2014:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(dollars in thousands)
767 Fifth Avenue (the General Motors Building)	5.95%	2.44%	$1,300,000	$131,693	$1,431,693	(2)(3)(4)	October 7, 2017
599 Lexington Avenue	5.57%	5.41%	750,000	—	750,000	(4)(5)	March 1, 2017
601 Lexington Avenue	4.75%	4.79%	713,813	—	713,813	(6)	April 10, 2022
John Hancock Tower	5.68%	5.05%	640,500	9,583	650,083	(4)(7)	January 6, 2017
Embarcadero Center Four	6.10%	7.02%	356,075	—	356,075	(8)	December 1, 2016
Fountain Square	5.71%	2.56%	211,250	10,516	221,766	(4)(9)	October 11, 2016
505 9th Street	5.73%	5.87%	119,542	—	119,542	(9)	November 1, 2017
New Dominion Tech Park, Bldg. One	7.69%	7.84%	40,974	—	40,974		January 15, 2021
Kingstowne Two and Retail	5.99%	5.61%	31,697	171	31,868		January 1, 2016
University Place	6.94%	6.99%	12,650	—	12,650		August 1, 2021

Total			$4,176,501	$151,963	$4,328,464

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition or consolidation. All adjustments to reflect loans at their fair value upon acquisition or consolidation are noted above.
(2)	This property is owned by a consolidated joint venture in which we have a 60% interest.
(3)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of September 30, 2014, the maximum funding obligation under the guarantee was approximately $14.8 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(4)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(5)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount is reducing our GAAP interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum.
(6)	On October 30, 2014, this property was owned by a consolidated joint venture in which we have a 55% interest.
(7)	In connection with the mortgage financing we have agreed to guarantee approximately $28.8 million related to our obligation to provide funds for certain tenant re-leasing costs.
(8)	Under our interest rate hedging program, we are reclassifying into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss resulting in an effective interest rate of 7.02% per annum.
(9)	This property is owned by a consolidated joint venture in which we have a 50% interest.

Mezzanine Notes Payable

The following represents the outstanding principal balances due under the mezzanine notes payable at September 30, 2014:

Property Debt is Associated With	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(dollars in thousands)
767 Fifth Avenue (the General Motors Building)	6.02%	5.53%	$306,000	$4,114	$310,114	(2)(3)	October 7, 2017

(1)	GAAP interest rate differs from the stated interest rate due to adjustments required to reflect loans at their fair values upon acquisition or consolidation. The adjustment to reflect the loan at its fair value upon consolidation is noted above.
(2)	This property is owned by a consolidated joint venture in which we have a 60% interest.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.

Outside Members’ Notes Payable

In conjunction with the consolidation of 767 Fifth Avenue (the General Motors Building), we recorded loans payable to the joint venture’s partners totaling $450.0 million and related accrued interest payable totaling approximately $175.8 million. The partner loans bear interest at a fixed rate of 11.0% per annum and mature on June 9, 2017. We have eliminated in consolidation our partner loan totaling $270.0 million and our share of the related accrued interest payable of approximately $122.1 million at September 30, 2014. The remaining notes payable to the outside joint venture partners and related accrued interest payable totaling $180.0 million and approximately $81.4 million as of September 30, 2014 have been reflected as Outside Members’ Notes Payable and within Accrued Interest Payable, respectively, on our Consolidated Balance Sheets. The related interest expense from the Outside Members’ Notes Payable totaling approximately $7.1 million and $21.0 million for the three and nine months ended September 30, 2014 is fully allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 25% to 60%. Six of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At September 30, 2014, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $753.7 million (of which our proportionate share is approximately $331.8 million). The table below summarizes the outstanding debt of these joint venture properties at September 30, 2014. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Carrying Amount		Maturity Date
	(dollars in thousands)
540 Madison Avenue	60%	1.65%	1.82%	$120,000	(2)(3)	June 5, 2018
Metropolitan Square	51%	5.75%	5.81%	171,969		May 5, 2020
Market Square North	50%	4.85%	4.91%	128,197		October 1, 2020
Annapolis Junction Building One	50%	1.90%	2.06%	40,853	(4)	March 31, 2018
Annapolis Junction Building Six	50%	1.80%	1.99%	13,911	(5)	November 17, 2014
Annapolis Junction Building Seven	50%	1.81%	2.37%	14,041	(2)(6)	April 4, 2016
Annapolis Junction Building Eight	50%	1.66%	2.09%	8,521	(2)(7)	June 23, 2017
500 North Capitol Street	30%	4.15%	4.19%	105,000	(2)	June 6, 2023
901 New York Avenue	25%	5.19%	5.27%	151,200		January 1, 2015

Total				$753,692

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges.
(2)	The loan requires interest only payments with a balloon payment due at maturity.
(3)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum.
(4)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on March 31, 2018 with one, three-year extension option, subject to certain conditions.

(5)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on November 17, 2014 with one, one-year extension option, subject to certain conditions. On October 24, 2014, the joint venture extended the loan. The extended loan has a total commitment amount of $16.4 million, bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on November 17, 2015.
(6)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on April 4, 2016 with two, one-year extension options, subject to certain conditions.
(7)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum and matures on June 23, 2017 with two, one-year extension options, subject to certain conditions.

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

Insurance

We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) and we can provide no assurance that it will be extended further. Currently, the per occurrence limits of our portfolio property insurance program are $1.0 billion, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). We also carry $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of Terrorism Coverage in our property insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. Through June 9, 2014, $1.375 billion of the Terrorism Coverage for 767 Fifth Avenue in excess of $250 million was provided by NYXP, LLC (“NYXP”), as a direct insurer. After June 9, 2014, all of the Terrorism Coverage for 767 Fifth Avenue has been provided by third party insurers. We also currently carry nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP, as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which we manage. The per occurrence limit for NBCR Coverage is $1 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP and the Terrorism Coverage provided by NYXP are backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100 million and the coinsurance is 15%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. We may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in our portfolio or for any other reason. In the event TRIPRA is not extended beyond December 31, 2014, (i) our $1.0 billion portfolio property insurance program and the $250 million of additional Terrorism

Coverage for 601 Lexington Avenue will continue to provide Terrorism Coverage through the expiration of the program on March 1, 2015, (ii) the $1.625 billion property insurance program for 767 Fifth Avenue will continue to provide Terrorism Coverage through the expiration of the program on June 9, 2015, (iii) we will evaluate alternative approaches to secure coverage for acts of terrorism thereby potentially increasing our overall cost of insurance, (iv) if such insurance is not available at commercially reasonable rates with limits equal to our current coverage or at all, we may not continue to have full occurrence limit coverage for acts of terrorism, (v) we may not satisfy the insurance requirements under existing or future debt financings secured by individual properties, (vi) we may not be able to obtain future debt financings secured by individual properties and (vii) we may cancel the insurance policies issued by IXP for the NBCR Coverage. We intend to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.

We also currently carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that we believe is commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, we currently carry earthquake insurance which covers our San Francisco region (excluding Salesforce Tower (formerly Transbay Tower) and through October 22, 2014 excluding 535 Mission Street) with a $120 million per occurrence limit and a $120 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. The builders risk policy maintained for the development of 535 Mission Street in San Francisco included a $15 million per occurrence and annual aggregate limit of earthquake coverage through October 22, 2014 after which time 535 Mission Street was included in our portfolio earthquake insurance program. In addition, the builders risk policy maintained for the development of Salesforce Tower in San Francisco includes a $60 million per occurrence and annual aggregate limit of earthquake coverage (increased from $15 million on July 29, 2014). The amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact our ability to finance properties subject to earthquake risk. We may discontinue earthquake insurance or change the structure of our earthquake insurance program on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.

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

The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO for the three months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014	2013
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$127,724	$152,677
Add:
Preferred dividends	2,647	2,647
Noncontrolling interest in discontinued operations—common units of the Operating Partnership	—	8,970
Noncontrolling interest—common units of the Operating Partnership	14,963	8,339
Noncontrolling interest—redeemable preferred units of the Operating Partnership	75	1,082
Noncontrolling interests in property partnerships	5,566	(3,279)
Less:
Gains on sales of real estate	41,937	—
Income from discontinued operations	—	1,677
Gain on sale of real estate from discontinued operations	—	86,448

Income from continuing operations	109,038	82,311
Add:
Real estate depreciation and amortization(1)	162,012	158,274
Income from discontinued operations	—	1,677
Less:
Gains on sales of real estate included within income from unconsolidated joint ventures	—	11,174
Gains on consolidation of joint ventures	—	(1,810)
Noncontrolling interests in property partnerships’ share of funds from operations	19,150	9,462
Noncontrolling interest—redeemable preferred units of the Operating Partnership	75	1,082
Preferred distributions	2,647	2,647

Funds from operations attributable to the Operating Partnership	$249,178	$219,707
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	25,775	21,848

Funds from Operations attributable to Boston Properties, Inc.	$223,403	$197,859

Boston Properties, Inc.’s percentage share of Funds from Operations—basic	89.66%	90.06%
Weighted-average shares outstanding—basic	153,120	152,407

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $157,245 and $153,253, our share of unconsolidated joint venture real estate depreciation and amortization of $5,099 and $4,389 and depreciation and amortization from discontinued operations of $0 and $940, less corporate related depreciation and amortization of $332 and $308 for the three months ended September 30, 2014 and 2013, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)
Basic FFO	$249,178	170,785	$219,707	169,236
Effect of Dilutive Securities
Convertible Preferred Units	—	—	850	1,307
Stock Based Compensation	—	153	—	285

Diluted FFO	$249,178	170,938	$220,557	170,828
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	25,751	17,665	21,728	16,829

Boston Properties, Inc.’s share of Diluted FFO(1)	$223,427	153,273	$198,829	153,999

(1)	Our share of diluted Funds from Operations was 89.67% and 90.15% for the quarter ended September 30, 2014 and 2013, respectively.

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

During the third quarter of 2014, we paid approximately $45.4 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $152.3 million of new tenant-related obligations associated with approximately 1.8 million square feet of second generation leases, or approximately $83 per square foot. In addition, we signed leases for approximately 50,000 square feet at our development properties. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during the third quarter of 2014, we signed leases for approximately 1.9 million square feet of space and incurred aggregate tenant-related obligations of approximately $157.4 million, or approximately $83 per square foot.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2014, approximately $10.5 billion of our consolidated borrowings bore interest at fixed rates and none of our consolidated borrowings bore interest at variable rates. The fair value of these instruments is affected by changes in market interest rates. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, See Note 4 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2014	2015	2016	2017	2018	2019+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt
Fixed Rate	$18,981	$80,070	$659,511	$2,855,942	$18,633	$695,327	$4,328,464	$4,460,353
Average Interest Rate	5.66%	5.87%	5.31%	3.91%	5.52%	4.94%	4.38%
Variable Rate	—	—	—	—	—	—	—	—

	Mezzanine debt
Fixed Rate	$318	$1,314	$1,389	$307,093	$—	$—	$310,114	$310,141
Average Interest Rate	—	—	—	5.53%	—	—	5.53%
Variable Rate	—	—	—	—	—	—	—	—

	Unsecured debt
Fixed Rate	$(490)	$548,314	$(1,681)	$(1,749)	$848,226	$4,444,552	$5,837,172	$6,173,499
Average Interest Rate	—	5.47%	—	—	3.85%	4.53%	4.52%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$18,809	$629,698	$659,219	$3,161,286	$866,859	$5,139,879	$10,475,750	$10,943,993

At September 30, 2014, the weighted-average coupon/stated rates on our fixed rate debt was 5.00% per annum. The weighted-average coupon/stated rates for our unsecured debt was 4.44% per annum.

At September 30, 2014, we had no outstanding variable rate debt.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of our fiscal year ending December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the three months ended September 30, 2014, we issued an aggregate of 3,810 common shares in exchange for 3,810 common units of limited partnership held by certain limited partners of BPLP. Of these shares, 1,170 were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(2) based upon factual representations received from the limited partners who received the common shares.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities. None.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—Mine Safety Disclosures.

None.

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits.

(a) Exhibits

2.1	—	Purchase and Sale Agreement by and among NBIM Walker 601 Lex NYC LLC, NBIM Walker 100 Fed BOS LLC, NBIM Walker ATW BOS LLC and Boston Properties Limited Partnership, dated September 16, 2014 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on September 18, 2014).

12.1	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Dividends.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	—	The following materials from Boston Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

November 7, 2014	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer
(duly authorized officer and
principal financial officer)