Form 10-Q
period 2015-03-31
BOSTON PROPERTIES INC
filed 2015-05-11
CIK 1037540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	153,407,015
(Class)	(Outstanding on May 4, 2015)

BOSTON PROPERTIES, INC.

FORM 10-Q

for the quarter ended March 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1—Financial	Statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited )

	March 31, 2015	December 31, 2014
	(in thousands, except for share and par value amounts)
ASSETS
Real estate, at cost	$18,153,816	$18,231,978
Construction in progress	797,148	736,311
Land held for future development	271,327	268,114
Less: accumulated depreciation	(3,646,853)	(3,547,659)

Total real estate	15,575,438	15,688,744
Cash and cash equivalents	1,064,396	1,763,079
Cash held in escrows	588,218	487,321
Investments in securities	20,736	19,459
Tenant and other receivables (net of allowance for doubtful accounts of $1,099 and $1,142, respectively)	47,768	46,595
Accrued rental income (net of allowance of $1,126 and $1,499, respectively)	713,874	691,999
Deferred charges, net	806,468	831,744
Prepaid expenses and other assets	165,985	164,432
Investments in unconsolidated joint ventures	196,188	193,394

Total assets	$19,179,071	$19,886,767

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$4,289,120	$4,309,484
Unsecured senior notes (net of discount of $11,899 and $12,296, respectively)	5,288,101	5,287,704
Unsecured line of credit	—	—
Mezzanine notes payable	309,475	309,796
Outside members’ notes payable	180,000	180,000
Accounts payable and accrued expenses	224,086	243,263
Dividends and distributions payable	112,796	882,472
Accrued interest payable	186,630	163,532
Other liabilities	483,762	502,255

Total liabilities	11,073,970	11,878,506

Commitments and contingencies	—	—

Noncontrolling interests:
Redeemable preferred units of the Operating Partnership	633	633

Redeemable interest in property partnership	105,520	104,692

Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	200,000	200,000
Common stock, $.01 par value, 250,000,000 shares authorized, 153,481,007 and 153,192,845 issued and 153,402,107 and 153,113,945 outstanding at March 31, 2015 and December 31, 2014, respectively	1,534	1,531
Additional paid-in capital	6,286,260	6,270,257
Dividends in excess of earnings	(690,993)	(762,464)
Treasury common stock at cost, 78,900 shares at March 31, 2015 and December 31, 2014	(2,722)	(2,722)
Accumulated other comprehensive loss	(11,907)	(9,304)

Total stockholders’ equity attributable to Boston Properties, Inc.	5,782,172	5,697,298
Noncontrolling interests:
Common units of the Operating Partnership	617,274	603,171
Property partnerships	1,599,502	1,602,467

Total equity	7,998,948	7,902,936

Total liabilities and equity	$19,179,071	$19,886,767

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2015	2014
	(in thousands, except for per share amounts)
Revenue
Rental
Base rent	$490,682	$455,018
Recoveries from tenants	88,593	81,934
Parking and other	24,788	24,333

Total rental revenue	604,063	561,285
Hotel revenue	9,085	8,193
Development and management services	5,328	5,216

Total revenue	618,476	574,694

Expenses
Operating
Rental	221,350	206,388
Hotel	7,576	6,797
General and administrative	28,791	29,905
Transaction costs	327	437
Depreciation and amortization	154,223	154,270

Total expenses	412,267	397,797

Operating income	206,209	176,897
Other income (expense)
Income from unconsolidated joint ventures	14,834	2,816
Interest and other income	1,407	1,311
Gains from investments in securities	393	286
Interest expense	(108,757)	(113,554)

Income before gains on sales of real estate	114,086	67,756
Gains on sales of real estate	95,084	—

Net income	209,170	67,756
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(15,208)	(4,354)
Noncontrolling interest—redeemable preferred units of the Operating Partnership	(3)	(619)
Noncontrolling interest—common units of the Operating Partnership	(20,188)	(6,160)

Net income attributable to Boston Properties, Inc.	173,771	56,623
Preferred dividends	(2,589)	(2,589)

Net income attributable to Boston Properties, Inc. common shareholders	$171,182	$54,034

Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$1.12	$0.35

Weighted average number of common shares outstanding	153,230	153,030

Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$1.11	$0.35

Weighted average number of common and common equivalent shares outstanding	153,873	153,169

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2015	2014
	(in thousands)
Net income	$209,170	$67,756
Other comprehensive income (loss):
Effective portion of interest rate contracts	(3,533)	—
Amortization of interest rate contracts(1)	627	629

Other comprehensive income (loss)	(2,906)	629

Comprehensive income	206,264	68,385
Net income attributable to noncontrolling interests	(35,399)	(11,133)
Other comprehensive income (loss) attributable to noncontrolling interests	303	(62)

Comprehensive income attributable to Boston Properties, Inc.	$171,168	$57,190

(1)	Amounts reclassified from comprehensive income primarily to interest expense within the Company’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Equity, December 31, 2014	153,114	$1,531	$200,000	$6,270,257	$(762,464)	$(2,722)	$(9,304)	$2,205,638	$7,902,936
Redemption of operating partnership units to common stock	259	3	—	8,686	—	—	—	(8,689)	—
Allocated net income for the year	—	—	—	—	173,771	—	—	33,168	206,939
Dividends/distributions declared	—	—	—	—	(102,300)	—	—	(11,705)	(114,005)
Shares issued pursuant to stock purchase plan	2	—	—	313	—	—	—	—	313
Net activity from stock option and incentive plan	27	—	—	1,842	—	—	—	19,774	21,616
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	629	629
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(16,574)	(16,574)
Effective portion of interest rate contracts	—	—	—	—	—	—	(3,165)	(368)	(3,533)
Amortization of interest rate contracts	—	—	—	—	—	—	562	65	627
Reallocation of noncontrolling interest	—	—	—	5,162	—	—	—	(5,162)	—

Equity, March 31, 2015	153,402	$1,534	$200,000	$6,286,260	$(690,993)	$(2,722)	$(11,907)	$2,216,776	$7,998,948

Equity, December 31, 2013	152,983	$1,530	$200,000	$5,662,453	$(108,552)	$(2,722)	$(11,556)	$1,302,465	$7,043,618
Redemption of operating partnership units to common stock	18	—	—	627	—	—	—	(627)	—
Allocated net income for the year	—	—	—	—	56,623	—	—	8,746	65,369
Dividends/distributions declared	—	—	—	—	(102,050)	—	—	(11,218)	(113,268)
Shares issued pursuant to stock purchase plan	4	—	—	357	—	—	—	—	357
Net activity from stock option and incentive plan	12	—	—	704	—	—	—	8,760	9,464
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	468	468
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(4,093)	(4,093)
Amortization of interest rate contracts	—	—	—	—	—	—	567	62	629
Reallocation of noncontrolling interest	—	—	—	4,089	—	—	—	(4,089)	—

Equity, March 31, 2014	153,017	$1,530	$200,000	$5,668,230	$(153,979)	$(2,722)	$(10,989)	$1,300,474	$7,002,544

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$209,170	$67,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154,223	154,270
Non-cash compensation expense	11,011	10,380
Income from unconsolidated joint ventures	(14,834)	(2,816)
Distributions of net cash flow from operations of unconsolidated joint ventures	1,350	1,431
Gains from investments in securities	(393)	(286)
Non-cash portion of interest expense	(10,884)	(7,676)
Settlement of accreted debt discount on repurchases of unsecured exchangeable senior notes	—	(92,979)
Gains on sales of real estate	(95,084)	—
Change in assets and liabilities:
Cash held in escrows	1,044	2,961
Tenant and other receivables, net	(1,173)	21,652
Accrued rental income, net	(23,250)	(10,127)
Prepaid expenses and other assets	3,447	5,989
Accounts payable and accrued expenses	(5,535)	1,288
Accrued interest payable	23,098	11,128
Other liabilities	(23,136)	(22,197)
Tenant leasing costs	(27,608)	(16,565)

Total adjustments	(7,724)	56,453

Net cash provided by operating activities	201,446	124,209

Cash flows from investing activities:
Construction in progress	(60,013)	(97,025)
Building and other capital improvements	(19,391)	(17,510)
Tenant improvements	(26,950)	(31,551)
Proceeds from sales of real estate	194,821	—
Proceeds from sales of real estate placed in escrow	(201,857)	—
Proceeds from sales of real estate released from escrow	99,916	—
Deposit on real estate	(5,000)	—
Capital contributions to unconsolidated joint ventures	(2,444)	—
Capital distributions from unconsolidated joint ventures	24,527	113
Investments in securities, net	(884)	(1,099)

Net cash provided by (used in) investing activities	2,725	(147,072)

BOSTON PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2015	2014
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(7,024)	(6,630)
Repayment of unsecured exchangeable senior notes	—	(654,521)
Proceeds from real estate financing transaction	6,000	—
Payments on real estate financing transaction	(636)	—
Deferred financing costs	(20)	(18)
Net proceeds from equity transactions	(145)	(527)
Dividends and distributions	(883,684)	(496,330)
Contributions from noncontrolling interests in property partnerships	629	468
Distributions to noncontrolling interests in property partnerships	(17,974)	(5,143)

Net cash used in financing activities	(902,854)	(1,162,701)

Net decrease in cash and cash equivalents	(698,683)	(1,185,564)
Cash and cash equivalents, beginning of period	1,763,079	2,365,137

Cash and cash equivalents, end of period	$1,064,396	$1,179,573

Supplemental disclosures:
Cash paid for interest	$104,508	$220,790

Interest capitalized	$7,965	$17,709

Non-cash investing and financing activities:
Additions to real estate included in accounts payable and accrued expenses	$9,243	$9,393

Dividends and distributions declared but not paid	$112,796	$114,799

Conversions of noncontrolling interests to stockholders’ equity	$8,689	$627

Issuance of restricted securities to employees	$42,279	$26,534

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties, Inc. (the “Company”), a Delaware corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the sole general partner of Boston Properties Limited Partnership (the “Operating Partnership”) and at March 31, 2015 and December 31, 2014 owned an approximate 89.5% general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2012, the Company issued LTIP Units in connection with the granting to employees of outperformance awards (also referred to as “2012 OPP Units”). On February 6, 2015, the measurement period for the Company’s 2012 OPP Unit awards expired and the Company’s total return to shareholders (“TRS”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the 2012 OPP Unit awards (See Notes 7 and 10). In February 2013, February 2014 and February 2015, the Company issued LTIP Units in connection with the granting to employees of multi-year, long-term incentive program (“MYLTIP”) awards (also referred to as “2013 MYLTIP Units,” “2014 MYLTIP Units” and “2015 MYLTIP Units,” respectively, and collectively as “MYLTIP Units”). Because the rights, preferences and privileges of OPP Units and MYLTIP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude OPP Units and MYLTIP Units (See Notes 7 and 10).

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

At March 31, 2015, there were two series of Preferred Units outstanding (i.e., Series Four Preferred Units and Series B Preferred Units).

•

The 12,667 Series Four Preferred Units are not convertible into or exchangeable for any security of the Operating Partnership or the Company, have a per unit liquidation preference of $50.00 and are entitled to receive quarterly distributions of $0.25 per unit (or an annual rate of 2.00%) (See Note 7).

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

Properties

At March 31, 2015, the Company owned or had interests in a portfolio of 168 commercial real estate properties (the “Properties”) aggregating approximately 45.5 million net rentable square feet, including ten properties under construction totaling approximately 3.3 million net rentable square feet. In addition, the Company has structured parking for approximately 43,341 vehicles containing approximately 14.7 million square feet. At March 31, 2015, the Properties consisted of:

•	160 office properties, including 129 Class A office properties (including nine properties under construction) and 31 Office/Technical properties;

•	one hotel;

•	five retail properties (including one property under construction); and

•	two residential properties.

The Company owns or controls undeveloped land parcels totaling approximately 483.1 acres.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2014.

Fair Value of Financial Instruments

The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. The Company determines the fair value of its unsecured senior notes using market prices. The inputs used in determining the fair value of the Company’s unsecured senior notes are categorized at a level 1 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that the Company uses quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized at a level 2 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) if trading volumes are low. The Company determines the fair value of its mortgage notes payable using discounted cash flow analyses by discounting the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt based on current market rates for similar securities. In determining the current market rates, the Company adds its estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. The inputs used in determining the fair value of the Company’s mortgage notes payable and mezzanine notes payable are categorized at a level 3 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that the Company considers the rates used in the valuation techniques to be unobservable inputs.

Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage notes payable	$4,289,120	$4,428,519	$4,309,484	$4,449,541
Mezzanine notes payable	309,475	306,143	309,796	306,156
Unsecured senior notes	5,288,101	5,749,666	5,287,704	5,645,819

Total	$9,886,696	$10,484,328	$9,906,984	$10,401,516

The Company uses interest rate swap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Recent Accounting Pronouncements

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and the Company early adopted ASU 2014-08 during the first quarter of 2014. The Company’s adoption of ASU 2014-08 resulted in the operating results and gain on sale of real estate from the operating property sold during the three months ended March 31, 2015 not being reflected as Discontinued Operations in the Company’s Consolidated Statements of Operations (See Note 3).

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and shall be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

3. Real Estate Activity During the Three Months Ended March 31, 2015

Dispositions

On February 19, 2015, the Company completed the sale of a parcel of land within its Washingtonian North property located in Gaithersburg, Maryland for a gross sale price of $8.7 million. Net cash proceeds totaled approximately $8.3 million, resulting in a gain on sale of real estate totaling approximately $3.7 million. The parcel contains approximately 8.5 acres of the approximately 27 acre property.

On March 17, 2015, the Company completed the sale of its Residences on The Avenue property located in Washington, DC for a gross sale price of $196.0 million. Net cash proceeds totaled approximately $192.5 million, resulting in a gain on sale of real estate totaling approximately $91.4 million. The Company has agreed to provide net operating income support of up to $6.0 million should the property’s net operating income fail to achieve certain thresholds, which has been recorded as a reduction to the gain on sale. The Residences on The Avenue is comprised of 335 apartment units and approximately 50,000 net rentable square feet of retail space, subject to a ground lease that expires on February 1, 2068. The Residences on The Avenue contributed approximately $1.1 million and $0.8 million of net income to the Company for the period from January 1, 2015 through March 16, 2015 and for the three months ended March 31, 2014, respectively.

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at March 31, 2015:

Entity	Properties	Nominal % Ownership		Carrying Value of Investment(1)
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(7,345)
The Metropolitan Square Associates LLC	Metropolitan Square	51.0%		8,850
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(2)	(12,907)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3	%(3)	45,283
Annapolis Junction NFM, LLC	Annapolis Junction	50.0	%(4)	25,935
540 Madison Venture LLC	540 Madison Avenue	60.0%		67,809
500 North Capitol LLC	500 North Capitol Street, NW	30.0%		(2,493)
501 K Street LLC	1001 6th Street	50.0	%(5)	42,735
Podium Developer LLC	North Station (Phase I—Air Rights)	50.0%		5,576

				$173,443

(1)	Investments with deficit balances aggregating approximately $22.7 million have been reflected within Other Liabilities on the Company’s Consolidated Balance Sheets.
(2)	The Company’s economic ownership has increased based on the achievement of certain return thresholds.
(3)	The Company’s wholly-owned entity that owns the office component of the project also owns a 33.3% interest in the entity owning the land, parking garage and infrastructure of the project.
(4)	The joint venture owns two in-service buildings, two buildings under construction and two undeveloped land parcels.
(5)	Under the joint venture agreement, the partner will be entitled to up to two additional payments from the venture based on increases in total square footage of the project above 520,000 square feet and achieving certain project returns at stabilization.

Certain of the Company’s unconsolidated joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
ASSETS
Real estate and development in process, net	$1,036,221	$1,034,552
Other assets	224,398	264,097

Total assets	$1,260,619	$1,298,649

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$831,039	$830,075
Other liabilities	38,500	34,211
Members’/Partners’ equity	391,080	434,363

Total liabilities and members’/partners’ equity	$1,260,619	$1,298,649

Company’s share of equity	$201,037	$209,828
Basis differentials (1)	(27,594)	(27,786)

Carrying value of the Company’s investments in unconsolidated joint ventures (2)	$173,443	$182,042

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
(2)	Investments with deficit balances aggregating approximately $22.7 million and $11.4 million at March 31, 2015 and December 31, 2014, respectively, have been reflected within Other Liabilities on the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	For the three months ended March 31,
	2015	2014
	(in thousands)
Total revenue (1)	$39,532	$38,034
Expenses
Operating	16,275	15,464
Depreciation and amortization	9,071	9,092

Total expenses	25,346	24,556

Operating income	14,186	13,478
Other expense
Interest expense	7,980	8,012

Net income	$6,206	$5,466

Company’s share of net income (2)	$14,642	$2,625
Basis differential	192	191

Income from unconsolidated joint ventures	$14,834	$2,816

(1)	Includes straight-line rent adjustments of $1.6 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively. Includes net above-/below-market rent adjustments of $(0.1) million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.
(2)	During the three months ended March 31, 2015, the Company received a distribution of approximately $24.5 million, which was generated from the excess loan proceeds from the refinancing of 901 New York Avenue’s mortgage loan to a new 10-year mortgage loan totaling $225.0 million. The Company’s allocation of income and distributions for the three months ended March 31, 2015 was not proportionate to its nominal ownership interest as a result of the achievement of specified investment return thresholds, as provided for in the joint venture agreement.

5. Derivative Instruments and Hedging Activities

On February 19, 2015, the Company commenced a planned interest rate hedging program in contemplation of a financing with a target commencement date in September 2016 and maturity in September 2026. The Company entered into five forward-starting interest rate swap contracts during the three months ended March 31, 2015, which fix the ten-year swap rate at a weighted-average rate of approximately 2.492% per annum on notional amounts aggregating $250.0 million (See Note 12). The Company’s interest rate swap contracts consisted of the following at March 31, 2015:

Derivative Instrument	Notional Amount	Effective Date	Maturity Date	Strike Rate	Balance Sheet Location	Fair Value
	(in thousands)					(in thousands)
Interest Rate Swap	$50,000	September 1, 2016	September 1, 2026	2.571%	Other Liabilities	$(1,062)
Interest Rate Swap	75,000	September 1, 2016	September 1, 2026	2.476%	Other Liabilities	(946)
Interest Rate Swap	50,000	September 1, 2016	September 1, 2026	2.523%	Other Liabilities	(844)
Interest Rate Swap	50,000	September 1, 2016	September 1, 2026	2.480%	Other Liabilities	(654)
Interest Rate Swap	25,000	September 1, 2016	September 1, 2026	2.348%	Other Liabilities	(27)

	$250,000					$(3,533)

The Company entered into the interest rate swap contracts designated and qualifying as a cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in September 2016. The Company has formally documented all of its relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. All components of the forward-starting interest rate swap contracts were included in the assessment of hedge effectiveness. The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of March 31, 2015, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was approximately $3.5 million. As of March 31, 2015, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2015, it could have been required to settle its obligations under the agreements at their termination value of approximately $3.5 million. The Company accounts for the effective portion of changes in the fair value of a derivative in accumulated other comprehensive income (loss) and subsequently reclassifies the effective portion to earnings over the term that the hedged transaction affects earnings. The Company accounts for the ineffective portion of changes in the fair value of a derivative directly in earnings. During the three months ended March 31, 2015, the Company has recorded the changes in fair value of the swap contracts related to the effective portion of the interest rate contracts aggregating approximately $3.5 million in Other Liabilities and Accumulated Other Comprehensive Loss within the Company’s Consolidated Balance Sheets. During the three months ended March 31, 2015, the Company did not record any hedge ineffectiveness. The Company does not expect to reclassify into earnings any amounts recorded within Accumulated Other Comprehensive Loss relating to the forward-starting interest rate swap contracts within the next twelve months.

The following table presents the location in the financial statements of the gains or losses recognized related to the Company’s cash flow hedges for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Amount of gain (loss) related to the effective portion recognized in other comprehensive income (loss)	$(3,533)	$—

Amount of gain (loss) related to the effective portion subsequently reclassified to earnings (1)	$(627)	$(629)

Amount of gain (loss) related to the ineffective portion and amount excluded from effectiveness testing	$—	$—

(1)	Consists of amounts from previous interest rate hedging programs.

The following table reflects the changes in accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 (in thousands):

Balance at January 1, 2015	$(9,304)
Effective portion of interest rate contracts	(3,533)
Amortization of interest rate contracts (1)	627
Other comprehensive income (loss) attributable to noncontrolling interests	303

Balance at March 31, 2015	$(11,907)

Balance at January 1, 2014	$(11,556)
Amortization of interest rate contracts (1)	629
Other comprehensive income (loss) attributable to noncontrolling interests	(62)

Balance at March 31, 2014	$(10,989)

(1)	Consists of amounts from previous interest rate hedging programs.

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

The Company has letter of credit and performance obligations related to lender and development requirements that total approximately $21.6 million.

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

In connection with the assumption of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture, 767 Venture, LLC, the Company guaranteed the consolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of March 31, 2015, the maximum funding obligation under the guarantee was approximately $16.4 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

In connection with the mortgage financing collateralized by the Company’s John Hancock Tower property located in Boston, Massachusetts, the Company has agreed to guarantee approximately $25.7 million related to its obligations to provide funds for certain tenant re-leasing costs. The mortgage financing will mature on January 6, 2017.

In connection with the mortgage financing collateralized by the Company’s consolidated joint venture’s Fountain Square property located in Reston, Virginia, the Company has agreed to guarantee approximately $0.7 million related to its obligation to provide funds for certain tenant re-leasing costs. The mortgage financing will mature on October 11, 2016.

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

In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for approximately $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of approximately $45.2 million. During 2014, the Company received an initial distribution totaling approximately $7.7 million. On March 11, 2015, the Company received a second interim distribution totaling approximately $4.5 million, which is included in Base Rent in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2015, leaving a remaining claim of approximately $33.0 million. Recently, claims of similar priority to that of the Company’s remaining claim were quoted privately reflecting a value for the Company’s remaining claim of approximately $5.5 million. The Company will continue to evaluate whether to attempt to sell the remaining claim or wait until the trustee distributes proceeds from the Lehman Brothers estate. Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of proceeds, if any, that the Company may ultimately realize on the remaining claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its consolidated financial statements at March 31, 2015.

Insurance

The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 and further extended to December 31, 2020 by the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), and the Company can provide no assurance that it will be extended further. Currently, the Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). The Company also carries $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in the Company’s property insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which the Company manages. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” In 2015, the program trigger is $100 million and the coinsurance is 15%, however, both will increase in subsequent years pursuant to TRIPRA. If the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.

The Company also currently carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that the Company believes is commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, the Company currently carries earthquake insurance which covers its San Francisco region (excluding Salesforce Tower) with a $170 million per occurrence limit (increased on March 1, 2015 from $120 million), and a $170 million annual aggregate limit (increased on March 1, 2015 from $120 million), $20 million of which is provided by IXP, as a direct insurer. The builders risk policy maintained for the development of Salesforce Tower in San Francisco includes a $60 million per occurrence and annual aggregate limit of earthquake coverage. The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact the Company’s ability to finance properties subject to earthquake risk. The Company may discontinue earthquake insurance or change the structure of its earthquake insurance program on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.

IXP, a captive insurance company which is a wholly-owned subsidiary of the Company, acts as a direct insurer with respect to a portion of the Company’s earthquake insurance coverage for its Greater San Francisco properties and the Company’s NBCR Coverage. Insofar as the Company owns IXP, it is responsible for its liquidity and capital resources, and the accounts of IXP are part of the Company’s consolidated financial statements. In particular, if a loss occurs which is covered by the Company’s NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. IXP would also be responsible for any recoupment charges by the Federal Government in the event losses are paid out and its insurance policy is maintained after the payout by the Federal Government. If the Company experiences a loss and IXP is required to pay under its insurance policy, the Company would ultimately record the loss to the extent of the required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance. In addition, the Operating Partnership has issued a guarantee to cover liabilities of IXP in the amount of $20.0 million.

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

7. Noncontrolling Interests

Noncontrolling interests relate to the interests in the Operating Partnership not owned by the Company and interests in consolidated property partnerships not wholly-owned by the Company. As of March 31, 2015, the noncontrolling interests in the Operating Partnership consisted of 16,242,774 OP Units, 1,845,626 LTIP Units (including 217,688 2012 OPP Units), 309,818 2013 MYLTIP Units, 476,320 2014 MYLTIP Units, 368,415 2015 MYLTIP Units and 12,667 Series Four Preferred Units (none of which are convertible into OP Units) held by parties other than the Company.

Noncontrolling Interest—Redeemable Preferred Units of the Operating Partnership

The Preferred Units at March 31, 2015 consisted of 12,667 Series Four Preferred Units, which bear a preferred distribution equal to 2.00% per annum on a liquidation preference of $50.00 per unit and are not convertible into OP Units. The holders of Series Four Preferred Units have the right, at certain times and subject to certain conditions set forth in the Certificate of Designations establishing the rights, limitations and preferences of the Series Four Preferred Units, to require the Operating Partnership to redeem all of their units for cash at the redemption price of $50.00 per unit. The Operating Partnership also has the right, at certain times and subject to certain conditions, to redeem all of the Series Four Preferred Units for cash at the redemption price of $50.00 per unit. In order to secure the performance of certain post-issuance obligations by the holders, all of such outstanding Series Four Preferred Units were subject to forfeiture pursuant to the terms of a pledge agreement and not eligible for redemption until and unless such security interest is released. On May 19, 2014, the Company’s Operating Partnership released to the holders 319,687 Series Four Preferred Units that were previously subject to the security interest. On July 3, 2014, the Company’s Operating Partnership redeemed such units for cash totaling approximately $16.0 million, plus accrued and unpaid distributions. On October 16, 2014, the Company’s Operating Partnership released to the holders 27,773 Series Four Preferred Units that were previously subject to the security interest under the pledge agreement. On November 5, 2014, the Company’s Operating Partnership redeemed such units for cash totaling approximately $1.4 million. An aggregate of 12,667 Series Four Preferred Units remain outstanding and subject to the security interest under the pledge agreement. Due to the holders’ redemption option existing outside the control of the Company, the Series Four Preferred Units are presented outside of permanent equity in the Company’s Consolidated Balance Sheets.

On February 17, 2015, the Operating Partnership paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit.

The following table reflects the activity of the noncontrolling interests—redeemable preferred units of the Operating Partnership for the three months ended March 31, 2015 and 2014 (in thousands):

Balance at January 1, 2015	$633
Net income	3
Distributions	(3)

Balance at March 31, 2015	$633

Balance at January 1, 2014	$51,312
Net income	619
Distributions	(619)

Balance at March 31, 2014	$51,312

Noncontrolling Interest—Redeemable Interest in Property Partnership

On October 4, 2012, the Company completed the formation of a joint venture that owns and operates Fountain Square located in Reston, Virginia. The joint venture partner contributed the property valued at approximately $385.0 million and related mortgage indebtedness totaling approximately $211.3 million for a nominal 50% interest in the joint venture. The Company contributed cash totaling approximately $87.0 million for its nominal 50% interest, which cash was distributed to the joint venture partner. Pursuant to the joint venture agreement (i) the Company has rights to acquire the partner’s nominal 50% interest and (ii) the partner has the right to cause the Company to acquire the partner’s interest on January 4, 2016, in each case at a fixed price totaling approximately $102.0 million in cash. The fixed price option rights expire on January 31, 2016. The Company is consolidating this joint venture due to the Company’s right to acquire the partner’s nominal 50% interest. The Company initially recorded the noncontrolling interest at its acquisition-date fair value as temporary equity, due to the redemption option existing outside the control of the Company. The Company accretes the changes in the redemption value quarterly over the period from the acquisition date to the earliest redemption date using the effective interest method. The Company records the accretion after the allocation of net income and distributions of cash flow to the noncontrolling interest account balance.

The following table reflects the activity of the noncontrolling interest—redeemable interest in property partnership in the Company’s Fountain Square consolidated joint venture for the three months ended March 31, 2015 and 2014 (in thousands):

Balance at January 1, 2015	$104,692
Net income	75
Distributions	(1,400)
Adjustment to reflect redeemable interest at redemption value	2,153

Balance at March 31, 2015	$105,520

Balance at January 1, 2014	$99,609
Net loss	(106)
Distributions	(1,050)
Adjustment to reflect redeemable interest at redemption value	1,874

Balance at March 31, 2014	$100,327

Noncontrolling Interest—Common Units of the Operating Partnership

During the three months ended March 31, 2015, 258,599 OP Units were presented by the holders for redemption (including 46,992 OP Units issued upon conversion of LTIP Units) and were redeemed by the Company in exchange for an equal number of shares of Common Stock.

At March 31, 2015, the Company had outstanding 309,818 2013 MYLTIP Units, 476,320 2014 MYLTIP Units and 368,415 2015 MYLTIP Units. Prior to the measurement date (February 4, 2016 for 2013 MYLTIP Units, February 3, 2017 for 2014 MYLTIP Units and February 4, 2018 for 2015 MYLTIP Units), holders of MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

On February 6, 2015, the measurement period for the Company’s 2012 OPP Unit awards ended and the Company’s TRS performance was sufficient for employees to earn and therefore become eligible to vest in a portion of the 2012 OPP Unit awards. The final outperformance pool was determined to be approximately $32.1 million, or approximately 80% of the total maximum outperformance pool of $40.0 million. As a result, 174,549 2012 OPP Units were automatically forfeited.

On January 28, 2015, the Operating Partnership paid a special cash distribution on the OP Units and LTIP Units in the amount of $4.50 per unit, a regular quarterly cash distribution on the OP Units and LTIP Units in the amount of $0.65 per unit, and a regular quarterly distribution on the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units in the amount of $0.065 per unit, to holders of record as of the close of business on December 31, 2014. The special cash distribution was in addition to the regular quarterly distribution on the OP Units and LTIP Units. Holders of MYLTIP Units are not entitled to receive any special distributions. On March 18, 2015, Boston Properties, Inc., as general partner of the Operating Partnership, declared a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit and a distribution on the 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units in the amount of $0.065 per unit, in each case payable on April 30, 2015 to holders of record as of the close of business on March 31, 2015.

A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company. The Company may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (not owned by the Company and including LTIP Units assuming that all conditions had been met for the conversion thereof) had all of such units been redeemed at March 31, 2015 was approximately $2.5 billion based on the closing price of the Company’s common stock of $140.48 per share on March 31, 2015.

Noncontrolling Interests—Property Partnerships

The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.6 billion at March 31, 2015 and December 31, 2014, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.

The following table reflects the activity of the noncontrolling interests in property partnerships for the three months ended March 31, 2015 and 2014 (in thousands):

Balance at January 1, 2015	$1,602,467
Capital contributions	629
Net income	12,980
Distributions	(16,574)

Balance at March 31, 2015	$1,599,502

Balance at January 1, 2014	$726,132
Capital contributions	468
Net income	2,586
Distributions	(4,093)

Balance at March 31, 2014	$725,093

8. Stockholders’ Equity

As of March 31, 2015, the Company had 153,402,107 shares of Common Stock outstanding.

On June 3, 2014, the Company established an “at the market” (ATM) stock offering program through which it may sell from time to time up to an aggregate of $600.0 million of its common stock through sales agents over a three-year period. The Company intends to use the net proceeds from any offering for general business purposes, which may include investment opportunities and debt reduction. No shares of common stock have been issued under this ATM stock offering program since its inception.

During the three months ended March 31, 2015, the Company issued 258,599 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from third parties.

During the three months ended March 31, 2015, the Company issued 5,909 shares of Common Stock upon the exercise of options to purchase Common Stock by certain employees.

On January 28, 2015, the Company paid a special cash dividend and regular quarterly dividend aggregating $5.15 per share of Common Stock to shareholders of record as of the close of business on December 31, 2014. On March 18, 2015, the Company’s Board of Directors declared a dividend of $0.65 per share of Common Stock payable on April 30, 2015 to shareholders of record as of the close of business on March 31, 2015.

As of March 31, 2015, the Company had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). The Company pays cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. The Company may not redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of the Company’s REIT status. On or after March 27, 2018, the Company, at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates.

On February 17, 2015, the Company paid a dividend on its outstanding Series B Preferred Stock of $32.8125 per share. On March 18, 2015, the Company’s Board of Directors declared a dividend of $32.8125 per share of Series B Preferred Stock payable on May 15, 2015 to shareholders of record as of the close of business on May 5, 2015.

9. Earnings Per Share

The following table provides a reconciliation of both the net income attributable to Boston Properties, Inc. common shareholders and the number of common shares used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income attributable to Boston Properties, Inc. common shareholders by the weighted-average number of common shares outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of the Company, LTIP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic EPS of the Company using the two-class method. Participating securities are included in the computation of diluted EPS of the Company using the if-converted method if the impact is dilutive. Because the MYLTIP Units require the Company to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes such units from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of the Operating Partnership that are exchangeable for the Company’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	For the three months ended March 31, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$171,182	153,230	$1.12
Allocation of undistributed earnings to participating securities	(188)	—	—

Net income attributable to Boston Properties, Inc. common shareholders	$170,994	153,230	$1.12
Effect of Dilutive Securities:
Stock Based Compensation	—	643	(0.01)

Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$170,994	153,873	$1.11

	For the three months ended March 31, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$54,034	153,030	$0.35
Effect of Dilutive Securities:
Stock Based Compensation	—	139	—

Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$54,034	153,169	$0.35

10. Stock Option and Incentive Plan

On January 21, 2015, the Company’s Compensation Committee approved the 2015 Multi-Year, Long-Term Incentive Program awards under the Company’s 2012 Plan to certain officers and employees of the Company. The 2015 MYLTIP awards utilize TRS over a three-year measurement period, on an annualized, compounded basis, as the performance metric. Earned awards will be based on the Company’s TRS relative to (i) the Cohen & Steers Realty Majors Portfolio Index (50% weight) and (ii) the NAREIT Office Index adjusted to exclude the Company (50% weight). Earned awards will range from $0 to a maximum of approximately $40.8 million depending on the Company’s TRS relative to the two indices, with three tiers (threshold: approximately $8.2 million; target: approximately $16.3 million; high: approximately $40.8 million) and linear interpolation between tiers. Earned awards measured on the basis of relative TRS performance are subject to an absolute TRS component in the form of relatively simple modifiers that (A) reduce the level of earned awards in the event the Company’s annualized TRS is less than 0% and (B) cause some awards to be earned in the event the Company’s annualized TRS is more than 12% even though on a relative basis alone the Company’s TRS would not result in any earned awards.

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

Under the FASB’s Accounting Standards Codification (“ASC”) 718 “Compensation-Stock Compensation,” the 2015 MYLTIP awards have an aggregate value of approximately $15.7 million, which amount will generally be amortized into earnings over the four-year plan period under the graded vesting method.

On February 6, 2015, the measurement period for the Company’s 2012 OPP Unit awards ended and the Company’s TRS performance was sufficient for employees to earn and therefore become eligible to vest in a portion of the 2012 OPP Unit awards. The final outperformance pool was determined to be approximately $32.1 million, or approximately 80% of the total maximum outperformance pool of $40.0 million. As a result, 174,549 2012 OPP Units were automatically forfeited.

During the three months ended March 31, 2015, the Company issued 30,965 shares of restricted common stock, 183,789 LTIP Units (including 85,962 LTIP Units issued on January 1, 2015 to Mortimer B. Zuckerman, non-executive Chairman of the Board, pursuant to the Transition Benefits Agreement dated March 10, 2013) and 375,000 2015 MYLTIP Units to employees and non-employee directors under the 2012 Plan. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2015 MYLTIP Unit. An LTIP Unit is generally the economic equivalent of a share of restricted stock in the Company. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted, as adjusted for forfeitures, and the closing price of the Company’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted stock granted during the three months ended March 31, 2015 were valued at approximately $4.4 million ($141.81 per share). The LTIP Units granted (excluding the number issued to Mr. Zuckerman, as discussed above) were valued at approximately $12.7 million ($129.75 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair values of the LTIP Units granted were estimated on the dates of grant and for a substantial majority of such units were valued using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 1.47% and an expected price volatility of 26%. The value of the LTIP Units issued to Mr. Zuckerman was expensed between March 2013 and July 2014, in accordance with the vesting schedule set forth in the Transition Benefits Agreement. As the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in the Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units was approximately $10.1 million and $9.9 million for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, there was $26.2 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and $27.2 million of unrecognized compensation expense related to unvested 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 3.1 years.

11. Segment Information

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Boston, New York, San Francisco and Washington, DC. Segments by property type include: Class A Office, Office/Technical, Residential and Hotel.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services income, general and administrative expenses, transaction costs, interest expense, depreciation and amortization expense, gains from investments in securities, income from unconsolidated joint ventures, gains on sales of real estate, noncontrolling interests and preferred dividends are not included in Net Operating Income as internal reporting addresses these items on a corporate level.

Net Operating Income is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate Net Operating Income in the same manner. The Company considers Net Operating Income to be an appropriate supplemental measure to net income because it helps both investors and management to understand the core operations of the Company’s properties. The Company’s management also uses Net Operating Income to evaluate regional property level performance and to make decisions about resource allocations. Further, the Company believes Net Operating Income is useful to investors as a performance measure because, when compared across periods, Net

Operating Income reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspectives not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders.

Information by geographic area and property type (dollars in thousands):

For the three months ended March 31, 2015:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$169,907	$253,098	$66,252	$93,131	$582,388
Office/Technical	6,120	—	5,659	3,042	14,821
Residential	1,178	—	—	5,676	6,854
Hotel	9,085	—	—	—	9,085

Total	186,290	253,098	71,911	101,849	613,148

% of Grand Totals	30.38%	41.28%	11.73%	16.61%	100.00%
Rental Expenses:
Class A Office	74,465	85,061	21,909	32,280	213,715
Office/Technical	1,986	—	912	1,191	4,089
Residential	509	—	—	3,037	3,546
Hotel	7,576	—	—	—	7,576

Total	84,536	85,061	22,821	36,508	228,926

% of Grand Totals	36.92%	37.16%	9.97%	15.95%	100.00%

Net operating income	$101,754	$168,037	$49,090	$65,341	$384,222

% of Grand Totals	26.48%	43.73%	12.78%	17.01%	100.00%

For the three months ended March 31, 2014:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$170,942	$217,308	$54,608	$97,048	$539,906
Office/Technical	5,820	—	6,217	3,660	15,697
Residential	1,163	—	—	4,519	5,682
Hotel	8,193	—	—	—	8,193

Total	186,118	217,308	60,825	105,227	569,478

% of Grand Totals	32.68%	38.16%	10.68%	18.48%	100.00%
Rental Expenses:
Class A Office	71,398	74,371	19,313	33,439	198,521
Office/Technical	1,689	—	1,214	1,202	4,105
Residential	448	—	—	3,314	3,762
Hotel	6,797	—	—	—	6,797

Total	80,332	74,371	20,527	37,955	213,185

% of Grand Totals	37.68%	34.89%	9.63%	17.80%	100.00%

Net operating income	$105,786	$142,937	$40,298	$67,272	$356,293

% of Grand Totals	29.69%	40.12%	11.31%	18.88%	100.00%

The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties, Inc. common shareholders:

	Three months ended March 31,
	2015	2014
	(in thousands)
Net Operating Income	$384,222	$356,293
Add:
Development and management services income	5,328	5,216
Income from unconsolidated joint ventures	14,834	2,816
Interest and other income	1,407	1,311
Gains from investments in securities	393	286
Gains on sales of real estate	95,084	—
Less:
General and administrative expense	28,791	29,905
Transaction costs	327	437
Depreciation and amortization expense	154,223	154,270
Interest expense	108,757	113,554
Noncontrolling interests in property partnerships	15,208	4,354
Noncontrolling interest—redeemable preferred units of the Operating Partnership	3	619
Noncontrolling interest—common units of the Operating Partnership	20,188	6,160
Preferred dividends	2,589	2,589

Net income attributable to Boston Properties, Inc. common shareholders	$171,182	$54,034

12. Subsequent Events

From April 1, 2015 through May 8, 2015, the Company entered into three forward-starting interest rate swap contracts which fix the ten-year swap rate at a weighted-average rate of 2.344% per annum on notional amounts aggregating $75.0 million. The interest rate swap contracts were entered into in advance of a financing with a target commencement date in September 2016 and maturity in September 2026 (See Note 5).

On May 8, 2015, the Company entered into a joint venture with an unrelated third party to redevelop an existing building into a Class A office building totaling approximately 120,000 net rentable square feet at 1265 Main Street in Waltham, Massachusetts. The joint venture partner contributed real estate and improvements, with an aggregate fair value of approximately $9.4 million, for its initial 50% interest in the joint venture. For its initial 50% interest, the Company will contribute cash totaling approximately $9.4 million as the joint venture incurs costs. The joint venture has entered into a fifteen-year lease with a tenant to occupy 100% of the building.

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms “we,” “us,” “our” and the “Company” refer to Boston Properties, Inc., a Delaware corporation organized in 1997, individually or together with its subsidiaries, including Boston Properties Limited Partnership, a Delaware limited partnership, and our predecessors.

This Quarterly Report on Form 10-Q, including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. Such statements are contained principally, but not only, under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any such forward-looking statements are based on beliefs and on assumptions made by, and information currently available to, our management. When used, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “result,” “should,” “will” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected by the forward-looking statements. We caution you that, while forward-looking statements reflect our good-faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	the continuing impacts of the relatively weak economic recovery and other macroeconomic trends, which are having and may continue to have a negative effect on the following, among other things:

•	the fundamentals of our business, including overall market occupancy, tenant space utilization, and rental rates;

•

the financial condition of our tenants, many of which are financial, legal, media/telecommunication, technology and other professional firms, our lenders, counterparties to our derivative financial instruments and institutions that hold our cash balances and short-term investments, which may expose us to increased risks of default by these parties; and

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

•	risks associated with forward interest rate contracts and the effectiveness of such arrangements;

•	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

•	risks associated with actual or threatened terrorist attacks;

•	costs of compliance with the Americans with Disabilities Act and other similar laws;

•	potential liability for uninsured losses and environmental contamination;

•	risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems;

•	risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended;

•	possible adverse changes in tax and environmental laws;

•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results;

•	risks associated with possible state and local tax audits;

•	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

•	the other risk factors identified in our most recently filed Annual Report on Form 10-K, including those described under the caption “Risk Factors.”

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

Our core strategy has always been to own, operate and develop properties in supply-constrained markets with high barriers-to-entry and to focus on executing long-term leases with financially strong tenants. Historically, this combination has tended to reduce our exposure in down cycles and enhance revenues as market conditions improve. To be successful in any leasing environment, we believe all aspects of the tenant-landlord relationship must be considered. In this regard, we believe that our understanding of tenants’ short- and long-term space utilization and amenity needs in the local markets in which we operate, our relationships with local brokers, our reputation as a premier developer, owner and operator of Class A office properties, our financial strength and our ability to maintain high building standards provide us with a competitive advantage.

Our portfolio is concentrated in markets and submarkets which include traditional tenants, such as government, financial services and law firms, as well as businesses that are oriented on new ideas, such as technology, advertising, media and information distribution (often referred to as “TAMI”), mobility, life sciences and medical devices. We continue to benefit from this as many of these segments of the economy are expanding and leasing additional office space. This is particularly true in the San Francisco Central Business District (“CBD”), Silicon Valley, Cambridge, Massachusetts and suburban Boston submarkets where we are seeing increasing levels of leasing activity. However, we continue to see densification, which occurs as businesses seek to cater to more collaborative work environments and fit people more efficiently into less space. While demand from traditional office tenants in the legal and large financial services sectors is not expanding, we see signs that we may be nearing the end of those industries’ space reductions stemming from densification and downsizing, and small financial firms are expanding and absorbing high-quality space. For example, in midtown Manhattan, leasing activity accelerated during the first quarter, but given the amount of available space in existing buildings combined with uncommitted new construction, rental rate increases have been modest. Washington, DC, however, which is also reliant on traditional tenants, continues to experience relatively lower levels of activity and growth. We are also seeing new construction in our markets accommodating both growing tenant sectors and traditional tenants seeking more efficient space utilization. This may result in an increase in supply and create challenges for us to increase our occupancy and the rents we can realize. We continue to proactively manage our near- and medium-term lease expirations. As our tenants adjust their space needs, we have extended and expect to continue to extend the leases of quality tenants on a long-term basis, invest in tenant improvements to improve space utilization and take back portions of their space to re-lease to other tenants at current rates. In some cases, this may result in an increase in vacancy and foregone revenue in the short-term, but better position us for more stable long-term revenues. Despite these challenges, we remain optimistic about the long-term operating fundamentals in all of our markets.

Leasing activity in our portfolio remained very strong and exceeded our ten year quarterly average as we signed 91 leases totaling approximately 1.5 million square feet covering vacant space, pre-leasing on our existing development projects and extensions and expansions. However, we had lease expirations relating to approximately 2.0 million square feet of space, which resulted in a decline in occupancy in our portfolio during the quarter from 91.7% at December 31, 2014 to 90.3% at March 31, 2015. We expect our average occupancy in 2015 to be just under 91%. In addition to the leases executed during the quarter, we continue to have ongoing active discussions with various users for our vacant space, our space with near term lease expirations and the remaining square footage at our properties under development. Although many of these discussions may not impact our results in 2015, they could reduce our remaining vacancy exposure and provide income beginning in 2016 and beyond.

In the New York region, we completed approximately 460,000 square feet of leasing in 31 lease transactions during the first quarter of 2015. We have limited rollover exposure through the end of 2015 of less than 3.0%. In the first quarter of 2015, we orchestrated three partial lease terminations that included payment of termination fees. These terminations increased our current vacancy but secured long-term leases for the retained space and provided growth for other tenants. We continue to actively manage our near-term lease expirations and, if we have attractive replacement tenants, we may again allow an existing tenant to terminate its lease early, possibly paying a termination fee to us, so that we may elongate our leasing profile. This could result in temporary vacancy and a reduction in cash flows during the period the future tenants’ space is undergoing its build-out.

In our Washington, DC region, the overall leasing activity continues to be slow, though we were able to complete 19 leases totaling approximately 600,000 square feet including an approximately 260,000 square foot renewal with the U.S. government during the first quarter of 2015. Public sector and defense contractor demand continues to be adversely impacted by continued federal budgetary uncertainty and the reductions in discretionary spending programs. Although the leasing market is competitive and there continues to be additional supply coming into the market through speculative construction of partially leased new buildings with lead tenants, we are making good progress with activity on our future exposure. Our near-term exposure in the Washington, DC CBD is limited due to our strong office occupancy rate of 96.1% at March 31, 2015. We are actively engaged with one of our law firm tenants with a future lease expiration in 2017 and hope to provide new space configurations in exchange for extended lease terms at market rents. In addition, our suburban Washington, DC assets are 92.2% leased at March 31, 2015, with moderate rollover/exposure through the end of 2015 of approximately 6.3%.

In the Boston region, the expansion of the life sciences and technology industry continues and is positively impacting each of the submarkets in which we operate. Our assets in the Boston CBD are 84.8% leased, though we expect occupancy will increase during the second quarter of 2015 as we have a tenant taking occupancy of approximately 308,000 square feet at 101 Huntington Avenue. Our most significant availability is at the John Hancock Tower, where we have two large blocks including (1) approximately 168,000 square feet that we expect to be available for build-out in the second half of 2015 at the base of the building where we will be creating a new second lobby and rebranding this portion of the building “120 St. James Street” and (2) approximately 150,000 square feet in the tower that is expiring at the end of July 2015. While we believe all of this space is highly marketable and anticipate generating close to a 40% increase over the prior expiring rents, we expect much of this space will be vacant and will not recognize income until at least the second half of 2016. In conjunction with the construction of our approximately 425,000 square foot development project at 888 Boylston Street, we executed an additional three leases totaling approximately 105,000 square feet and continue to have extensive interest related to the majority of the 65,000 square feet of retail space. We also expect to complete a major renovation of the Prudential Center Food Court and create an additional 15,000 square feet of retail space during 2015 which, upon completion, will enhance our revenues and our tenants’ experience at the Prudential Center. The East Cambridge submarket continues to outperform the rest of our Boston markets and our Cambridge portfolio is essentially 100% leased with no short term availability. In the suburbs of Boston along the Route 128 corridor, our Waltham market continues to get stronger, driven by expansion by technology and life sciences tenants.

The San Francisco CBD and Silicon Valley submarkets maintain the strongest demand growth in the United States and, given the regulations surrounding zoning in San Francisco, will likely continue to be facing available supply limitations. Other than new developments, there are extremely limited large blocks of space available in the city. Overall activity in the market, although down from a year ago, continues to be very strong. During the first quarter of 2015, we leased approximately 244,000 square feet including approximately 150,000 square feet of early renewals with three tenants with substantial increases in gross rents that will take effect beginning 2016 and 2017. We have approximately 396,000 square feet of space expiring in the San Francisco region through the end of 2015 at rents that in aggregate are below current market rates. Construction of 535 Mission Street is complete with initial occupancy that occurred in the fourth quarter of 2014 and the project is approximately 70% leased as of May 4, 2015 with the additional vacancies remaining at the top of the building where there is strong activity and rents are approximately 10% higher than our original projection.

The table below details the leasing activity during the three months ended March 31, 2015:

Three Months Ended March 31, 2015
Square Feet
Vacant space available at the beginning of the period	3,442,468
Properties placed in-service	32,275
Leases expiring or terminated during the period	1,961,442

Total space available for lease	5,436,185

1st generation leases	135,154
2nd generation leases with new tenants	436,405
2nd generation lease renewals	852,987

Total space leased	1,424,546

Vacant space available for lease at the end of the period	4,011,639

Second generation leasing information:(1)
Leases commencing during the period, in square feet	1,289,392
Average Lease Term	105 Months
Average Free Rent Period	41 Days
Total Transaction Costs Per Square Foot(2)	$42.75
Decrease in Gross Rents(3)	(2.23)%
Decrease in Net Rents(4)	(4.44)%

(1)	Second generation leases are defined as leases for space that had previously been leased. Of the 1,289,392 square feet of second generation leases that commenced during the three months ended March 31, 2015, leases for 862,430 square feet were signed in prior periods.
(2)	Total transaction costs include tenant improvements and leasing commissions and exclude free rent concessions and other inducements in accordance with GAAP.
(3)	Represents the decrease in gross rent (base rent plus expense reimbursements) on the new vs. expired leases on the 1,119,171 square feet of second generation leases (1) that had been occupied within the prior 12 months and (2) for which the new lease term is greater than six months.
(4)	Represents the decrease in net rent (gross rent less operating expenses) on the new vs. expired leases on the 1,119,171 square feet of second generation leases (1) that had been occupied within the prior 12 months and (2) for which the new lease term is greater than six months.

In the aggregate from April 1, 2015 to December 31, 2015, leases representing approximately 4.9% of our current leased square footage will expire. As these leases expire, assuming no change in current market rental rates, we expect that the gross rental rates we are likely to achieve on new leases will on average be greater than the rates that are currently being paid.

Although we continue to evaluate opportunities to acquire assets, the abundance of capital and demand for assets has resulted in increasing prices. As a result, in the current environment we are able to develop properties at a cost per square foot that is generally less than the cost at which we can acquire older existing properties, thereby generating relatively better returns with lower annual maintenance expenses and capital costs. Accordingly, we believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service through 2019. We believe the development of well-positioned office buildings is justified in many of our submarkets where tenants have shown demand for high-quality construction, modern design, efficient floor plates and sustainable features. In addition, select first-class residential developments that are part of a mixed-use environment, which combine office, retail and residential uses, have proven successful in our markets. As of March 31, 2015, our current development pipeline, which excludes properties which are fully placed in-service, totals approximately 3.3 million square feet with a total projected investment of approximately $2.1 billion, of which approximately $1.2 billion remains to be funded. Additionally, we are working on several new developments in each of our markets, including land parcels, options on sites or existing asset redevelopment opportunities, some of which could commence in 2015. The actual amount and timing of new development activities will depend on the completion of the entitlement and planning process and in most cases some level of pre-leasing.

Given investor demand for assets like ours we continue to review our portfolio to identify properties that may have limited opportunities for cash flow growth, no longer fit within our portfolio strategy or can attract premium pricing in the current market environment as potential sales candidates. During the first quarter 2015, we completed the sale of the Residences on The Avenue, our 335 unit residential leasehold at 2221 I Street, N.W., Washington, DC, for a gross sale price of $196 million and a land parcel in Gaithersburg, Maryland for a gross sales price of $8.7 million. We are also considering additional asset sales and, although we expect less disposition activity in 2015 than in 2014, we are currently targeting total sales volume for 2015 of approximately $750 million. Due to the uncertainties inherent in marketing assets for sale, there can be no assurance as to the amount or timing of future asset sales activity.

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

We continue to maintain substantial liquidity, including available cash, as of May 4, 2015 of approximately $1.3 billion, which includes approximately $200.7 million of restricted cash which is being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code, and approximately $983.5 million available under our Operating Partnership’s $1.0 billion Unsecured Line of Credit. Our more significant future funding requirements include approximately $1.2 billion of our development pipeline that remains to be funded through 2019. We have access to multiple sources of capital, including current cash balances, public debt and equity markets, secured and unsecured debt markets and potential asset sales to fund our future capital requirements.

Transactions during the three months ended March 31, 2015 included the following:

•

On January 21, 2015, our Compensation Committee approved the 2015 Multi-Year, Long-Term Incentive Program (the “2015 MYLTIP”) as a performance-based component of our overall compensation program. Under the Financial Accounting Standards Board’s Accounting Standards Codification (ASC) 718 Compensation—Stock Compensation, the 2015 MYLTIP awards have an aggregate value of approximately $15.7 million, which will generally be amortized into earnings over the four-year plan period under the graded vesting method.

•

On February 19, 2015, we commenced a planned interest rate hedging program in contemplation of a financing with a target commencement date in September 2016 and maturity in September 2026. We have entered into five forward-starting interest rate swap contracts during the three months ended March 31, 2015, which fix the ten-year swap rate at a weighted-average rate of approximately 2.492% per annum on notional amounts aggregating $250.0 million (See Notes 5 and 12 to the Consolidated Financial Statements).

•

On February 19, 2015, we completed the sale of a parcel of land within our Washingtonian North property located in Gaithersburg, Maryland for a gross sale price of $8.7 million. Net cash proceeds totaled approximately $8.3 million, resulting in a gain on sale of real estate totaling approximately $3.7 million. The parcel contains approximately 8.5 acres of the approximately 27 acre property.

•

On March 11, 2015, we received a second interim distribution from our unsecured creditor claim against Lehman Brothers, Inc. totaling approximately $4.5 million, leaving a remaining claim of approximately $33.0 million. Recently, claims of similar priority to our remaining claim were quoted privately reflecting a value for our remaining claim of approximately $5.5 million. There can be no assurance as to the timing or amount of additional proceeds, if any, that we may ultimately realize on the claim.

•

On March 17, 2015, we completed the sale of our Residences on The Avenue property located in Washington, DC for a gross sale price of $196.0 million. Net cash proceeds totaled approximately $192.5 million, resulting in a gain on sale of real estate totaling approximately $91.4 million. We have agreed to provide net operating income support of up to $6.0 million should the property’s net operating income fail to achieve certain thresholds, which has been recorded as a reduction to the gain on sale. The Residences on The Avenue is comprised of 335 apartment units and approximately 50,000 net rentable square feet of retail space, subject to a ground lease that expires on February 1, 2068.

Transactions completed subsequent to March 31, 2015 included the following:

•

From April 1, 2015 through May 8, 2015, we entered into three forward-starting interest rate swap contracts which fix the ten-year swap rate at a weighted-average rate of 2.344% per annum on notional amounts aggregating $75.0 million. The interest rate swap contracts were entered into in advance of a financing with a target commencement date in September 2016 and maturity in September 2026 (See Notes 5 and 12 to the Consolidated Financial Statements).

•

On May 8, 2015, we entered into a joint venture with an unrelated third party to redevelop an existing building into a Class A office building totaling approximately 120,000 net rentable square feet at 1265 Main Street in Waltham, Massachusetts. The joint venture partner contributed real estate and improvements, with an aggregate fair value of approximately $9.4 million, for its initial 50% interest in the joint venture. For our initial 50% interest, we will contribute cash totaling approximately $9.4 million as the joint venture incurs costs. The joint venture has entered into a fifteen-year lease with a tenant to occupy 100% of the building.

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

Guidance in Accounting Standards Codification (“ASC”) 360 “Property Plant and Equipment” (“ASC 360”) requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that a sale of the property within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets, and the asset is written down to the lower of carrying value or fair market value, less cost to sell. On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and we early adopted ASU 2014-08 during the first quarter of 2014. Our adoption of ASU 2014-08 resulted in the operating results and gain on sale of real estate from the operating property sold during the three months ended March 31, 2015 not being reflected as Discontinued Operations in our Consolidated Statements of Operations (See Note 3 to the Consolidated Financial Statements).

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

For the three months ended March 31, 2015, the impact of the net adjustments of rents from “above-” and “below-market” leases increased rental revenue by approximately $10.0 million. For the three months ended March 31, 2015, the impact of the straight-line rent adjustment increased rental revenue by approximately $25.9 million. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 4 to the Consolidated Financial Statements.

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

If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 6.8 years as of March 31, 2015. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

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

Recent Accounting Pronouncements

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU No. 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and we early adopted ASU 2014-08 during the first quarter of 2014. Our adoption of ASU 2014-08 resulted in the operating results and gain on sale of real estate from the operating property sold during the three months ended March 31, 2015 not being reflected as Discontinued Operations in our Consolidated Statements of Operations (See Note 3 to the Consolidated Financial Statements).

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. ASU 2015-03 is effective for financial statements issued fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and shall be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Early adoption is permitted for financial statements that have not been previously issued. We do not expect the adoption of ASU 2015-03 to have a material impact on our consolidated financial statements.

Results of Operations

The following discussion is based on our Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014.

At March 31, 2015 and March 31, 2014, we owned or had interests in a portfolio of 168 and 175 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio is necessarily meaningful. Therefore, the comparison of operating results for the three months ended March 31, 2015 and 2014 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired, Development or Redevelopment or Sold Portfolios.

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders, the most directly comparable GAAP financial measure, plus income attributable to noncontrolling interests, depreciation and amortization, interest expense, transaction costs, general and administrative expense, less gains on sales of real estate, gains from investments in securities, income from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspectives not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders. NOI excludes certain components from net income attributable to Boston Properties, Inc. common shareholders in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income attributable to Boston Properties, Inc. common shareholders as presented in our Consolidated Financial Statements. NOI should not be considered as an alternative to net income attributable to Boston Properties, Inc. common shareholders as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. For a reconciliation of NOI to net income attributable to Boston Properties, Inc. commons shareholders, see Note 11 to the Consolidated Financial Statements.

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 147 properties totaling approximately 38.0 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or consolidated or placed in-service on or prior to January 1, 2014 and owned and in service through March 31, 2015. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2014 or disposed of on or prior to March 31, 2015. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended March 31, 2015 and 2014 with respect to the properties that were placed in-service or sold. For the three months ended March 31, 2015 and 2014 we had no properties that were acquired or in development or redevelopment.

38

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2015	2014	Increase/ (Decrease)	% Change	2015	2014	2015	2014	2015	2014	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$560,500	$545,634	$14,866	2.72%	$21,785	$609	$—	$8,250	$582,285	$554,493	$27,792	5.01%
Termination Income	14,924	1,110	13,814	1,244.50%	—	—	—	—	14,924	1,110	13,814	1,244.50%

Total Rental Revenue	575,424	546,744	28,680	5.25%	21,785	609	—	8,250	597,209	555,603	41,606	7.49%

Real Estate Operating Expenses	209,451	198,690	10,761	5.42%	8,353	1,408	—	2,528	217,804	202,626	15,178	7.49%

Net Operating Income, excluding residential and hotel	365,973	348,054	17,919	5.15%	13,432	(799)	—	5,722	379,405	352,977	26,428	7.49%

Residential Net Operating Income(1)	669	716	(47)	(6.56)%	1,429	(551)	1,210	1,755	3,308	1,920	1,388	72.29%
Hotel Net Operating Income(1)	1,509	1,396	113	8.09%	—	—	—	—	1,509	1,396	113	8.09%

Consolidated Net Operating Income(1)	368,151	350,166	17,985	5.14%	14,861	(1,350)	1,210	7,477	384,222	356,293	27,929	7.84%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	5,328	5,216	112	2.15%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	28,791	29,905	(1,114)	(3.73)%
Transaction costs	—	—	—	—	—	—	—	—	327	437	(110)	(25.17)%
Depreciation and amortization	145,200	149,934	(4,734)	(3.16)%	8,902	998	121	3,338	154,223	154,270	(47)	(0.03)%

Total Other Expenses	145,200	149,934	(4,734)	(3.16)%	8,902	998	121	3,338	183,341	184,612	(1,271)	(0.69)%

Operating Income	222,951	200,232	22,719	11.35%	5,959	(2,348)	1,089	4,139	206,209	176,897	29,312	16.57%
Other Income:
Income from unconsolidated joint ventures									14,834	2,816	12,018	426.78%
Interest and other income									1,407	1,311	96	7.32%
Gains from investments in securities									393	286	107	37.41%
Other Expenses:
Interest expense									108,757	113,554	(4,797)	(4.22)%

Income Before Gains on Sales of Real Estate									114,086	67,756	46,330	68.38%
Gains on sales of real estate									95,084	—	95.084	100.00%

Net Income									209,170	67,756	141,414	208.71%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships									(15,208)	(4,354)	(10,854)	(249.29)%
Noncontrolling interest— redeemable preferred units of the Operating Partnership									(3)	(619)	616	99.52%
Noncontrolling interest— common units of the Operating Partnership									(20,188)	(6,160)	(14,028)	(227.73)%

Net Income Attributable to Boston Properties, Inc.									173,771	56,623	117,148	206.89%
Preferred dividends									(2,589)	(2,589)	—	—%

Net Income Attributable to Boston Properties, Inc. common shareholders									$171,182	$54,034	$117,148	216.80%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 38. Residential Net Operating Income for the three months ended March 31, 2015 and 2014 are comprised of Residential Revenue of $6,854 and $5,682 less Residential Expenses of $3,546 and $3,762, respectively. Hotel Net Operating Income for the three months ended March 31, 2015 and 2014 are comprised of Hotel Revenue of $9,085 and $8,193 less Hotel Expenses of $7,576 and $6,797, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $14.9 million for the three months ended March 31, 2015 compared to 2014. The increase was primarily the result of an increase of approximately $12.6 million in revenue from our leases, an increase in other recoveries of approximately $1.7 million and an increase in parking income of approximately $0.6 million. Rental revenue from our leases increased approximately $12.6 million as a result of our average revenue per square foot increasing by approximately $2.09, contributing approximately $18.1 million, partially offset by a decrease of approximately $5.5 million due to a decrease in average occupancy from 93.0% to 91.9%.

For fiscal 2015, we project our occupancy will average just under 91% due to several large lease expirations in our Boston region. We expect our Same Property Portfolio NOI for 2015 to range from a decrease of 0.50% to an increase of 0.50% when compared to 2014.

Termination Income

Termination income increased by approximately $13.8 million for the three months ended March 31, 2015 compared to 2014.

Termination income for the three months ended March 31, 2015 related to fifteen tenants across the Same Property Portfolio and totaled approximately $14.9 million, of which approximately $8.6 million and $1.2 million related to early terminations in our New York and San Francisco regions, respectively, and approximately $4.5 million related to a second interim distribution we received from our unsecured creditor claim against Lehman Brothers, Inc. (See Note 6 of the Consolidated Financial Statements).

Termination income for the three months ended March 31, 2014 related to eleven tenants across the Same Property Portfolio and totaled approximately $1.1 million, of which approximately $0.5 million was related to a negotiated settlement with a former tenant at Kendall Center (formerly Cambridge Center).

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $10.8 million for the three months ended March 31, 2015 compared to 2014 due primarily to (1) an increase of approximately $5.0 million, or 5.6%, in real estate taxes, which we primarily experienced in our New York region, (2) an increase of approximately $2.2 million, or 6.5%, in utilities expense primarily due to an increase in electricity expense in the New York region, (3) an increase of approximately $2.0 million, or 17.7%, in roads and grounds expenses primarily related to snow removal in the Boston region, (4) an increase of approximately $1.5 million, or 5.0%, in repairs and maintenance expense and (5) an increase of approximately $0.1 million, or 0.1%, in other operating expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio decreased approximately $4.7 million, or 3.2%, for the three months ended March 31, 2015 compared to 2014 primarily due to several lease expirations at 767 Fifth Avenue (the General Motors Building) in New York City and the John Hancock Building in Boston, Massachusetts that occurred during 2014. Leasehold improvements and leasing commissions are depreciated and amortized over their respective lease terms, as such, when the lease term expires these assets are fully depreciated therefore causing the decrease in depreciation for the three months ended March 31, 2015 compared to 2014.

Properties Placed In-Service Portfolio

We placed in-service or partially placed in-service six properties between January 1, 2014 and March 31, 2015. Rental revenue, real estate operating expenses and depreciation and amortization expense from our

Properties Placed In-Service Portfolio increased approximately $23.4 million, $7.2 million and $7.9 million, respectively, for the three months ended March 31, 2015 compared to 2014 as detailed below.

Name	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Square Feet	Rental Revenue			Real Estate Operating Expenses			Depreciation and Amortization Expense
				2015	2014	Change	2015	2014	Change	2015	2014	Change
							(dollars in thousands)
Office
250 West 55th Street	Third Quarter, 2013	Third Quarter, 2014	988,309	$12,906	$601	$12,305	$5,771	$1,367	$4,404	$5,043	$387	$4,656
680 Folsom Street(1)	Fourth Quarter, 2013	Third Quarter, 2014	524,793	7,251	8	7,243	1,873	41	1,832	2,529	16	2,513
535 Mission Street	Fourth Quarter, 2014	N/A	307,000	1,453	—	1,453	675	—	675	533	—	533
690 Folsom Street	Fourth Quarter, 2014	N/A	26,000	175	—	175	34	—	34	86	—	86

			1,846,102	$21,785	$609	$21,176	$8,353	$1,408	$6,945	$8,191	$403	$7,788

Residential
The Avant at Reston Town Center(2)	Fourth Quarter, 2013	First Quarter, 2014	355,347	$2,446	$231	$2,215	$1,017	$782	$235	$711	$595	$116

			2,201,449	$24,231	$840	$23,391	$9,370	$2,190	$7,180	$8,902	$998	$7,904

(1)	This property is a two-building complex.
(2)	This property has 359 apartment units and 26,179 net rentable square feet of retail space.

Properties Sold Portfolio

We sold the following properties between January 1, 2014 and March 31, 2015. Rental revenue, real estate and operating expenses and depreciation and amortization expense from our Properties Sold Portfolio decreased approximately $9.3 million, $3.0 million and $3.2 million, respectively, for the three months ended March 31, 2015 compared to 2014 as detailed below.

				Rental Revenue			Real Estate Operating Expenses			Depreciation and Amortization Expense
Name	Date sold	Property Type	Square Feet (sf) / Acres	2015	2014	Change	2015	2014	Change	2015	2014	Change
							(dollars in thousands)
Class A Office, Office/Technical and Land
Mountain View Technology Park(1)	July 29, 2014	Office / Technical	135,000 sf	$—	$1,118	$(1,118)	$—	$176	$(176)	$—	$705	$(705)
Mountain View Research Park Building Sixteen	July 29, 2014	Office /Technical	63,000 sf	—	643	(643)	—	88	(88)	—	430	(430)
Broad Run Business Park	August 22, 2014	Land Parcel	15.5 acres	—	367	(367)	—	94	(94)	—	4	(4)
Patriots Park(2)	October 2, 2014	Class A Office	706,000 sf	—	5,921	(5,921)	—	2,061	(2,061)	—	1,394	(1,394)
130 Third Avenue	October 24, 2014	Land Parcel	N/A(3)	—	86	(86)	—	109	(109)	—	—	—
75 Ames Street	December 30, 2014	Land Parcel	N/A(4)	—	115	(115)	—	—	—	—	—	—

				$—	$8,250	$(8,250)	$—	$2,528	$(2,528)	$—	$2,533	$(2,533)

Residential
Residences on The Avenue	March 17, 2015	Residential	323,050 sf (5)	$3,230	$4,288	$(1,058)	$2,020	$2,533	$(513)	$121	$805	$(684)

				$3,230	$12,538	$(9,308)	$2,020	$5,061	$(3,041)	$121	$3,338	$(3,217)

(1)	This property is a seven-building complex.
(2)	This property is a three-building complex.
(3)	This site is permitted for 129,000 square feet.
(4)	This sale was a conveyance to an unrelated third-party of a condominium interest.
(5)	This property has 335 apartment units and approximately 50,000 net rentable square feet of retail space.

Operating Income and Expense Items

Residential Net Operating Income

Net operating income for our residential properties increased by approximately $1.4 million for the three months ended March 31, 2015 compared to 2014.

The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and The Avant at Reston Town Center for the three months ended March 31, 2015 and 2014. On March 17, 2015, we sold the Residences on The Avenue and therefore there is no information shown for the three months ended March 31, 2015.

	The Lofts at Atlantic Wharf			Residences on The Avenue(1)			The Avant at Reston Town Center(2)
	2015	2014	Percentage Change	2015	2014	Percentage Change	2015	2014	Percentage Change
Average Physical Occupancy(3)	98.1%	96.9%	1.2%	N/A	92.5%	N/A	80.1%	10.5%	662.9%
Average Economic Occupancy(4)	98.8%	97.7%	1.1%	N/A	91.8%	N/A	76.9%	7.5%	925.3%
Average Monthly Rental Rate(5)	$4,012	$3,927	2.2%	N/A	$3,182	N/A	$2,244	$1,875	19.7%
Average Rental Rate Per Occupied Square Foot	$4.44	$4.37	1.6%	N/A	$3.90	N/A	$2.45	$2.04	20.1%

(1)	This property was sold during the first quarter of 2015. For the operating results refer to “Results of Operations—Properties Sold Portfolio” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to the Consolidated Financial Statements.

(2)	This property was initially placed in-service during the fourth quarter of 2013 and fully placed in-service during the first quarter of 2014. For the operating results refer to “Results of Operations—Properties Placed in-Service Portfolio” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(3)	Average Physical Occupancy is defined as the average number of occupied units divided by the total number of units, expressed as a percentage.
(4)	Average Economic Occupancy is defined as total possible revenue less vacancy loss as a percentage of total possible revenue. Total possible revenue is determined by valuing average occupied units at contract rates and average vacant units at Market Rents. Vacancy loss is determined by valuing vacant units at current Market Rents. By measuring vacant units at their Market Rents, Average Economic Occupancy takes into account the fact that units of different sizes and locations within a residential property have different economic impacts on a residential property’s total possible gross revenue. Market Rents used by us in calculating Economic Occupancy are based on the current market rates set by the managers of our residential properties based on their experience in renting their residential property’s units and publicly available market data. Trends in market rents for a region as reported by others could vary. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.
(5)	Average Monthly Rental Rates are calculated by us as rental revenue in accordance with GAAP, divided by the weighted monthly average number of occupied units.

Hotel Net Operating Income

Net operating income for the Boston Marriott Cambridge hotel property increased by approximately $0.1 million for the three months ended March 31, 2015 compared to 2014. We expect our hotel net operating income for fiscal 2015 to be between $12 million and $14 million.

The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended March 31, 2015 and 2014.

	2015	2014	Percentage Change
Occupancy	78.7%	77.7%	1.3%
Average daily rate	$223.34	$199.88	11.7%
Revenue per available room, REVPAR	$175.86	$155.78	12.9%

Development and Management Services

Development and management services income increased approximately $0.1 million for the three months ended March 31, 2015 compared to 2014. Management service income increased by approximately $0.6 million, which was partially offset by development income decreasing by approximately $0.5 million. The increase in management service income was related to an increase in service income of approximately $0.4 million and an increase in management fees of approximately $0.2 million. The decrease in development income is primarily due to a decrease in development fees from our Boston third-party developments. We expect our fiscal 2015 development and management services income to be between $17 million and $22 million.

General and Administrative

General and administrative expenses decreased approximately $1.1 million for the three months ended March 31, 2015 compared to 2014 due primarily to a decrease in overall compensation expense. We expect our fiscal 2015 general and administrative expenses to be between $96 million and $100 million.

Wages directly related to the development and leasing of rental properties are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the three months ended March 31, 2015 and 2014 were approximately $3.6 million and $3.5 million, respectively. These costs are not included in the general and administrative expenses discussed above.

Transaction Costs

Transaction costs decreased approximately $0.1 million for the three months ended March 31, 2015 compared to 2014. Transaction costs for both periods were primarily due to costs associated with the formation of several new and pending joint ventures, pending and completed asset sales and the pursuit of other transactions, including acquisitions.

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the three months ended March 31, 2015 compared to 2014, income from unconsolidated joint ventures increased by approximately $12.0 million due primarily to an approximately $11.9 million increase in our share of net income from 901 New York Avenue in Washington, DC. During the three months ended March 31, 2015, we received a distribution of approximately $24.5 million, which was generated from the excess loan proceeds from the joint venture’s refinancing of its mortgage loan to a new 10-year mortgage loan totaling $225.0 million. Our allocation of income and distributions for the three months ended March 31, 2015 was not proportionate to our nominal ownership interest as a result of the achievement of specified investment return thresholds, as provided for in the joint venture agreement.

Gains from Investments in Securities

Gains from investments in securities for the three months ended March 31, 2015 and 2014 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for our officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to our officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the three months ended March 31, 2015 and 2014, we recognized gains of approximately $0.4 million and $0.3 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $0.4 million and $0.3 million during the three months ended March 31, 2015 and 2014, respectively, as a result of increases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

Interest Expense

Interest expense decreased approximately $4.8 million for the three months ended March 31, 2015 compared to 2014 as detailed below:

Component	Change in interest expense for the three months ended March 31, 2015 compared to March 31, 2014
(in thousands)
Increases to interest expense due to:
Reduction in capitalized interest(1)	$9,743

Total increases to interest expense	$9,743
Decreases to interest expense due to:
Redemption of $300.0 million in aggregate principal of our Operating Partnership’s 5.625% senior notes due 2015	$(4,235)
Repayment of $747.5 million in aggregate principal of our Operating Partnership’s 3.625% exchangeable senior notes due 2014	(3,343)
Redemption of $250.0 million in aggregate principal of our Operating Partnership’s 5.000% senior notes due 2015	(3,213)
Interest expense associated with the adjustment for the equity component allocation of our Operating Partnership’s unsecured exchangeable debt(2)	(2,438)
Repayment of mortgage financings(3)	(879)
Other interest expense (excluding senior notes)	(432)

Total decreases to interest expense	$(14,540)

Total change in interest expense	$(4,797)

(1)	The decrease was primarily due to the completion of several development projects, including 250 West 55th Street, 680 Folsom Street and The Avant at Reston Town Center.
(2)	All of our Operating Partnership’s exchangeable senior notes were repaid as of February 18, 2014.
(3)	Represents the repayment of New Dominion Technology Park Building Two mortgage loan.

Interest expense directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. As properties are placed in-service, we cease capitalizing interest and interest is then expensed. Interest capitalized for the three months ended March 31, 2015 and 2014 was approximately $8.0 million and $17.7 million, respectively. These costs are not included in the interest expense referenced above.

We anticipate net interest expense for 2015 will be approximately $423 million to $433 million. This estimate assumes approximately $30 million to $40 million of capitalized interest. These estimates also assume that we will not incur any additional indebtedness, make additional prepayments or repurchases of existing indebtedness and that there will not be any fluctuations in interest rates or any changes in the amount or schedule of our development activity.

At March 31, 2015, our variable rate debt consisted of our availability under our Operating Partnership’s $1.0 billion Unsecured Line of Credit. For a summary of our consolidated debt as of March 31, 2015 and March 31, 2014 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Gains on Sales of Real Estate

On February 19, 2015, we completed the sale of a parcel of land within our Washingtonian North property located in Gaithersburg, Maryland for a gross sale price of $8.7 million. Net cash proceeds totaled approximately $8.3 million, resulting in a gain on sale of real estate totaling approximately $3.7 million. The parcel contains approximately 8.5 acres of the approximately 27 acre property.

On March 17, 2015, we completed the sale of our Residences on The Avenue property located in Washington, DC for a gross sale price of $196.0 million. Net cash proceeds totaled approximately $192.5 million, resulting in a gain on sale of real estate totaling approximately $91.4 million. We have agreed to provide net operating income support of up to $6.0 million should the property’s net operating income fail to achieve certain thresholds, which has been recorded as a reduction to the gain on sale. The Residences on The Avenue is comprised of 335 apartment units and approximately 50,000 net rentable square feet of retail space, subject to a ground lease that expires on February 1, 2068.

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships increased by approximately $10.9 million for the three months ended March 31, 2015 compared to 2014 as detailed below.

Property	Date of Consolidation	Partners’ noncontrolling interests for the three months ended March 31,
		2015	2014	Change
		(in thousands)
505 9th Street	October 1, 2007	$668	$575	$93
Fountain Square	October 4, 2012	2,228	1,768	460
767 Fifth Avenue (the General Motors Building)(1)	May 31, 2013	(2,786)	(4,644)	1,858
Times Square Tower	October 9, 2013	6,755	6,655	100
601 Lexington Avenue	October 30, 2014	5,106	—	5,106
100 Federal Street	October 30, 2014	888	—	888
Atlantic Wharf Office	October 30, 2014	2,349	—	2,349

		$15,208	$4,354	$10,854

(1)	The negative balance is primarily due to the partners’ share of the interest expense for the outside members’ notes payable which was $7.4 million and $6.9 million for the three months ended March 31, 2015 and 2014, respectively.

Noncontrolling interest—Common Units of the Operating Partnership

Noncontrolling interest-common units of the Operating Partnership increased by approximately $14.0 million for the three months ended March 31, 2015 compared to 2014 due primarily to increases in allocable income, which included an approximately $9.9 million gain related to the sale of real estate and the noncontrolling interest’s ownership percentage.

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

The following table presents information on properties under construction as of March 31, 2015 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date(1)	Estimated Total Investment(1)	Percentage Leased(2)
Office
Annapolis Junction Building Seven (50% ownership)(3)	Third Quarter, 2015	Annapolis, MD	1	125,000	$16,831	$17,500	100%
690 Folsom Street(4)	Fourth Quarter, 2015	San Francisco, CA	1	26,000	14,193	17,900	55%
Prudential Center Retail Expansion	Fourth Quarter, 2015	Boston, MA	—	15,000	2,928	10,330	—%
804 Carnegie Center	First Quarter, 2016	Princeton, NJ	1	130,000	16,196	47,000	100%
99 Third Avenue Retail	Second Quarter, 2016	Waltham, MA	1	16,500	11,802	16,900	84%
535 Mission Street(5)	Third Quarter, 2016	San Francisco, CA	1	307,000	179,744	215,000	70%
Annapolis Junction Building Eight (50% ownership)(3)	First Quarter, 2017	Annapolis, MD	1	125,000	11,940	18,500	—%
10 CityPoint	Second Quarter, 2017	Waltham, MA	1	245,000	33,210	100,400	74%
601 Massachusetts Avenue	Fourth Quarter, 2017	Washington, DC	1	478,000	247,910	360,760	83%
888 Boylston Street	Fourth Quarter, 2017	Boston, MA	1	425,000	50,933	271,500	55%
Salesforce Tower (95% ownership)	First Quarter, 2019	San Francisco, CA	1	1,400,000	365,547	1,073,500	51%

Total Properties under Construction			10	3,292,500	$951,234	$2,149,290	61%

(1)	Represents our share. Includes net revenue during lease up period, acquisition expenses and approximately $78.6 million of construction cost and leasing commission accruals.
(2)	Represents percentage leased as of May 4, 2015, includes leases with future commencement dates.
(3)	This project has a construction loan.
(4)	As of May 4, 2015, this property was 55% placed in-service.
(5)	As of May 4, 2015, this property was 31% placed in-service.

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

Our primary use of capital will be the completion of our ongoing developments, which, through 2019, have remaining costs to fund of approximately $1.2 billion. We believe that our strong liquidity, including available cash as of May 4, 2015 of approximately $1.3 billion, which includes approximately $200.7 million of cash held in escrows which is being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code, the approximately $983.5 million available under our Operating Partnership’s Unsecured Line of Credit and proceeds from potential asset sales provide sufficient capacity to fund our remaining capital requirements on existing development projects and pursue additional attractive investment opportunities. We also have full availability under our $600 million ATM program. Given the relatively low interest rates currently available to us in the debt markets, we may seek to enhance our liquidity in the future, which may result in us carrying additional cash and cash equivalents pending our Operating Partnership’s use of the proceeds. We have no significant debt maturities during 2015; however, we are focused on our maturities in 2016 and 2017, which consist of nine mortgage loans totaling approximately $3.7 billion (of which our share of consolidated and unconsolidated joint ventures is approximately $2.9 billion). These loans have a weighted-average coupon/stated interest rate of 5.8% per annum. Some of these mortgage loans may require prepayment charges if we choose to repay them early and although we are looking at a variety of strategies to prepay them early, we currently view prepayment as a relatively expensive option. To reduce the risk associated with future interest rate increases, we have entered into eight forward starting swaps contracts which fix the ten-year swap rate at a weighted-average rate of 2.46% per annum on notional amounts aggregating $325 million. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may also, from time to time, purchase unsecured senior notes for cash in open market purchases or privately negotiated transactions, or both. We will evaluate any such potential transactions in light of then-existing market conditions, taking into account the trading prices of the notes, our current liquidity and prospects for future access to capital.

REIT Tax Distribution Considerations

Dividend

As a REIT we are subject to a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our annual taxable income. Our policy is to distribute at least 100% of our taxable income to avoid paying federal tax. On December 8, 2014, we announced that our Board of Directors declared a special cash dividend of $4.50 per common share payable on January 28, 2015 to shareholders of record as of the close of business on December 31, 2014. The decision to declare a special dividend was primarily a result of the taxable gains associated with the sale of approximately $2.3 billion of assets during 2014 partially offset by our election to deduct costs that were capitalized in prior years that may now be deducted under the new Tangible Property Regulations, discussed below. The Board of Directors did not make any change in our policy with respect to regular quarterly dividends. Holders of common units of limited partnership interest in Boston Properties Limited Partnership, our Operating Partnership, as of the close of business on December 31, 2014 received the same distribution on January 28, 2015. Our Board of Directors will continue to evaluate our dividend rate in light of our actual and projected taxable income, liquidity requirements and other circumstances, and there can be no assurance that the future dividends declared by our Board of Directors will not differ materially (See “Application of Recent Regulations” and “Sales” below).

Application of Recent Regulations

In September 2013, the Internal Revenue Service released final regulations governing when taxpayers like us must capitalize and depreciate costs for acquiring, maintaining, repairing and replacing tangible property and when they can deduct such costs. These final regulations are effective for tax years beginning on or after January 1, 2014. These regulations permitted us to deduct certain types of expenditures that were previously required to be capitalized by us. They also allowed us to make a one-time election to immediately deduct certain amounts that were capitalized in previous years that are not required to be capitalized under the new regulations. We analyzed how the application of the new regulations affects our business and decided to make the election for the 2014 tax year. Although such an election did not have a material impact on our GAAP financial statements or Funds from Operations, it materially reduced our taxable income and therefore our dividend payout requirements under applicable REIT tax regulations for 2014. It also could have an impact on our dividend payout requirements in future years, as the amounts deducted in 2014 will no longer be depreciated over time, and amounts expended and deducted in future periods will vary, potentially resulting in more variation in our distribution requirement from year to year depending on our annual cost of now-deductible expenditures that previously would have been capitalized. Although we made the election for tax year 2014, there can be no assurance concerning the impact, if any, on the dividends declared by our Board of Directors in future taxable years.

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

Cash and cash equivalents were approximately $1.1 billion and $1.2 billion at March 31, 2015 and 2014, respectively, representing a decrease of approximately $0.1 billion. The following table sets forth changes in cash flows:

	Three months ended March 31,
	2015	2014	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$201,446	$124,209	$77,237
Net cash provided by (used in) investing activities	2,725	(147,072)	149,797
Net cash used in financing activities	(902,854)	(1,162,701)	259,847

Our principal source of cash flow is related to the operation of our office properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 6.8 years with occupancy rates historically in the range of 90% to 94%. Our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties, secured and unsecured borrowings and equity offerings.

For the three months ended March 31, 2015, our total dividends payments exceeded our cash flow from operating activities due to the special dividend which was declared in December 2014 and paid to common stockholders and common unitholders of our Operating Partnership in January 2015. The cash flows distributed were primarily a result of the taxable gains associated with the sale of approximately $2.3 billion of assets during 2014 partially offset by our election to deduct costs that were capitalized in prior years that may now be deducted under the new Tangible Property Regulations and were included as part of cash flows provided by financing activities. Dividends will generally exceed cash flows from operating activities during periods in which we sell significant real estate assets and the distribution of gains occurs in a different period.

Cash is provided by (used in) investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash provided by investing activities for the three months ended March 31, 2015 consisted primarily of the proceeds from the sales of real estate partially offset by funding of our development projects. Cash used in investing activities for the three months ended March 31, 2014 consisted primarily of funding our development projects, as detailed below:

	Three months ended March 31,
	2015	2014
	(in thousands)
Construction in progress(1)	$(60,013)	$(97,025)
Building and other capital improvements	(19,391)	(17,510)
Tenant improvements	(26,950)	(31,551)
Proceeds from the sales of real estate(2)	194,821	—
Proceeds from sales of real estate placed in escrow(2)	(201,857)	—
Proceeds from sales of real estate released from escrow(3)	99,916	—
Deposit on real estate	(5,000)	—
Capital contributions to unconsolidated joint ventures	(2,444)	—
Capital distributions from unconsolidated joint ventures(4)	24,527	113
Investments in securities, net	(884)	(1,099)

Net cash provided by (used in) investing activities	$2,725	$(147,072)

(1)	Construction in progress for the three months ended March 31, 2014 includes ongoing expenditures associated with The Avant at Reston Town Center, 250 West 55th Street and 680 Folsom Street, which were fully or partially placed in-service during the three months ended March 31, 2014. In addition, we incurred costs associated with our continued development of 535 Mission Street, 601 Massachusetts Avenue, 804 Carnegie Center and Salesforce Tower. Construction in progress for the three months ended March 31, 2015 includes ongoing expenditures associated with 690 Folsom Street and 535 Mission Street, which were partially placed in-service during the three months ended March 31, 2015. In addition, we incurred costs associated with our continued development of 601 Massachusetts Avenue, 804 Carnegie Center, Salesforce Tower, 888 Boylston Street, 10 CityPoint, 99 Third Avenue Retail and the Prudential Center retail expansion.

(2)	On February 19, 2015, we completed the sale of a parcel of land within our Washingtonian North property located in Gaithersburg, Maryland for a gross sale price of $8.7 million. Net cash proceeds totaled approximately $8.3 million, resulting in a gain on sale of real estate totaling approximately $3.7 million. The parcel contains approximately 8.5 acres of the approximately 27 acre property. As of March 31, 2015, approximately $8.3 million of the proceeds were being held in escrow for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.

On March 17, 2015, we completed the sale of our Residences on The Avenue property located in Washington, DC for a gross sale price of $196.0 million. Net cash proceeds totaled approximately $192.5 million, resulting in a gain on sale of real estate totaling approximately $91.4 million. We have agreed to provide net operating income support of up to $6.0 million should the property’s net operating income fail to achieve certain thresholds, which has been recorded as a reduction to the gain on sale. The Residences on The Avenue is comprised of 335 apartment units and approximately 50,000 net rentable square feet of retail space, subject to a ground lease that expires on February 1, 2068. As of March 31, 2015, approximately $192.3 million of the proceeds were being held in escrow for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.

(3)	On July 29, 2014, we completed the sale of our Mountain View Technology Park properties and Mountain View Research Park Building Sixteen property located in Mountain View, California for an aggregate sale price of approximately $92.1 million. Net cash proceeds totaled approximately $90.6 million. As of March 31, 2015, we had released from escrow approximately $90.2 million of the proceeds, which were being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.

On August 22, 2014, we completed the sale of a parcel of land within our Broad Run Business Park property located in Loudoun County, Virginia for a sale price of approximately $9.8 million. Net cash proceeds totaled approximately $9.7 million. As of March 31, 2015, we had released from escrow approximately $9.7 million of the proceeds, which were being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.

(4)	Capital distributions from unconsolidated joint ventures increased due to a distribution made by the joint venture that owns 901 New York Avenue located in Washington, DC. During the three months ended March 31, 2015, we received a distribution of approximately $24.5 million, which was generated from the excess loan proceeds from the joint venture’s refinancing of its mortgage loan to a new 10-year mortgage loan totaling $225.0 million. Our allocation of income and distributions for the three months ended March 31, 2015 was not proportionate to our nominal ownership interest as a result of the achievement of specified investment return thresholds, as provided for in the joint venture agreement.

Cash used in financing activities for the three months ended March 31, 2015 totaled approximately $0.9 billion. This consisted primarily of the payments of regular and special dividends and distributions to our shareholders and unitholders. Future debt payments are discussed below under the heading “Capitalization-Debt Financing.”

Capitalization

At March 31, 2015, our total consolidated debt was approximately $9.9 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 4.40% (with a coupon/stated rate of 4.98%) and the weighted-average maturity was approximately 4.8 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $34.2 billion at March 31, 2015. Our total consolidated market capitalization was calculated using the March 31, 2015 closing stock price of $140.48 per common share and the following: (1) 153,402,107 shares of our common stock, (2) 16,242,774 outstanding common units of partnership interest in our Operating Partnership (excluding common units held by us), (3) an aggregate of 1,627,938 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, (4) 12,667 Series Four Preferred Units of partnership interest in our Operating Partnership multiplied by the fixed liquidation preference of $50 per unit, (5) 80,000 shares (8,000,000 depositary shares, each representing 1/100th of a share) of our 5.25% Series B Cumulative Redeemable Preferred Stock, at a price of $2,500 per share ($25 per depositary share), (6) 217,688 2012 OPP Units that were previously issued in the form of LTIP Units and earned as of February 6, 2015 and (7) our consolidated debt totaling approximately $9.9 billion. At March 31, 2015, our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures represented approximately 28.93% of our total consolidated market capitalization.

Following the consolidation of 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building)), effective June 1, 2013, our consolidated debt increased significantly compared to prior periods even though our economic interest in 767 Venture, LLC remained substantially unchanged. As a result, we believe the presentation of total adjusted debt may provide investors with a more complete picture of our share of consolidated and unconsolidated debt. Total adjusted debt is defined as our total consolidated debt, plus our share of unconsolidated joint venture debt, minus our joint venture partners’ share of consolidated debt, and was approximately $9.1 billion at March 31, 2015. For a tabular reconciliation refer to “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, in light of the difference between our total consolidated debt and our total adjusted debt, we believe that also presenting our total adjusted debt to total adjusted market capitalization ratio may provide investors with a more complete picture of our leverage in relation to the overall size of our company. The calculation of the total adjusted debt to total adjusted market capitalization ratio is the same as consolidated debt to total consolidated market capitalization ratio except that the total adjusted debt balance is used in lieu of the total consolidated debt balance. At March 31, 2015 our total adjusted debt represented approximately 27.17% of our total adjusted market capitalization.

The calculation of total consolidated and adjusted market capitalization does not include 309,818 2013 MYLTIP Units, 476,320 2014 MYLTIP Units and 368,415 2015 MYLTIP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. These percentages will fluctuate with changes in the market value of our common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio and the adjusted debt to total adjusted market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and for a discussion of our consolidated joint venture indebtedness see “Liquidity and Capital Resources—Capitalization—Mortgage Notes Payable” and “—Mezzanine Notes Payable” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Debt Financing

As of March 31, 2015, we had approximately $9.9 billion of outstanding consolidated indebtedness, representing approximately 28.93% of our total consolidated market capitalization as calculated above consisting of approximately (1) $5.288 billion (net of discount) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 4.42% per annum and maturities in 2018, 2019, 2020, 2021, 2023 and 2024; (2) $4.3 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 4.30% per annum and weighted-average term of 3.0 years and (3) $0.3 billion of mezzanine notes payable, associated with 767 Fifth Avenue (the General Motors Building), having a GAAP interest rate of 5.53% per annum and maturing in 2017. The table below summarizes our mortgage and mezzanine notes payable, our Operating Partnership’s unsecured senior notes and our Operating Partnership’s Unsecured Line of Credit at March 31, 2015 and March 31, 2014:

	March 31,
	2015	2014
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable	$4,289,120	$4,430,110
Unsecured senior notes, net of discount	5,288,101	5,836,290
Unsecured Line of Credit	—	—
Mezzanine notes payable	309,475	310,735

Total consolidated debt	9,886,696	10,577,135
Add:
Our share of unconsolidated joint venture debt	351,977	328,869
Deduct:
Partners’ share of consolidated mortgage notes payable	(1,051,158)	(753,971)
Partners’ share of consolidated mezzanine notes payable	(123,790)	(124,294)

Total adjusted debt	$9,063,725	$10,027,739

	March 31,
	2015	2014
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	100.00%	100.00%
Variable rate	—%	—%

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	4.40%	4.46%
Variable rate	—%	—%

Total	4.40%	4.46%

Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	4.98%	5.01%
Variable rate	—%	—%

Total	4.98%	5.01%

Unsecured Line of Credit

Our Operating Partnership has a $1.0 billion revolving credit facility (the “Unsecured Line of Credit”) with a maturity date of July 26, 2018. The Operating Partnership may increase the total commitment to $1.5 billion, subject to syndication of the increase and other conditions. At the Operating Partnership’s option, loans outstanding under the Unsecured Line of Credit will bear interest at a rate per annum equal to (1), in the case of loans denominated in Dollars, Euro or Sterling, LIBOR or, in the case of loans denominated in Canadian Dollars, CDOR, in each case, plus a margin ranging from 0.925% to 1.70% based on the Operating Partnership’s credit rating or (2) an alternate base rate equal to the greatest of (a) the Administrative Agent’s prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.70% based on the Operating Partnership’s credit rating. The Unsecured Line of Credit also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Operating Partnership at a reduced interest rate. In addition, the Operating Partnership is also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.35% based on the Operating Partnership’s credit rating and (2) an annual fee on the undrawn amount of each letter of credit equal to the LIBOR margin. Based on the Operating Partnership’s current credit rating, the LIBOR and CDOR margin is 1.00%, the alternate base rate margin is 0.0% and the facility fee is 0.15%. Our ability to borrow under our Operating Partnership’s Unsecured Line of Credit is subject to our compliance with a number of customary financial and other covenants on an ongoing basis, including:

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

As of March 31, 2015 and May 4, 2015, we had no borrowings and outstanding letters of credit totaling approximately $16.5 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $983.5 million.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of March 31, 2015 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	5.875%	5.967%	$700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024

Total principal			5,300,000
Net unamortized discount			(11,899)

Total			$5,288,101

(1)	Yield on issuance date including the effects of discounts on the notes and the amortization of financing costs.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 20 basis points in the case of the $500 million of notes that mature on September 1, 2023, 25 basis points in the case of the $700 million of notes that mature on February 1, 2024, 40 basis points in the case of the $700 million of notes that mature on October 15, 2019 and 30 basis points in the case of the $700 million and $850 million of notes that mature on November 15, 2020 and May 15, 2021, respectively), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our unsecured senior notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of March 31, 2015, we believe we were in compliance with each of these financial restrictions and requirements.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgage notes payable at March 31, 2015:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount	Carrying Amount (partners’ share)		Maturity Date
	(dollars in thousands)
Wholly-owned
599 Lexington Avenue	5.57%	5.41%	$750,000	$—	$750,000	N/A	(2)(3)	March 1, 2017
John Hancock Tower	5.68%	5.05%	640,500	7,622	648,122	N/A	(2)(4)	January 6, 2017
Embarcadero Center Four	6.10%	7.02%	353,264	—	353,264	N/A	(5)	December 1, 2016
New Dominion Tech Park, Bldg. One	7.69%	7.84%	39,757	—	39,757	N/A		January 15, 2021
Kingstowne Two and Retail	5.99%	5.61%	30,751	103	30,854	N/A		January 1, 2016
University Place	6.94%	6.99%	11,924	—	11,924	N/A		August 1, 2021

			$1,826,196	$7,725	$1,833,921	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	5.95%	2.44%	1,300,000	110,406	1,410,406	564,162	(2)(6)(7)	October 7, 2017
601 Lexington Avenue	4.75%	4.79%	708,017	—	708,017	318,608	(8)	April 10, 2022
Fountain Square	5.71%	2.56%	211,250	7,240	218,490	109,245	(2)(9)(10)	October 11, 2016
505 9th Street	5.73%	5.87%	118,286	—	118,286	59,143	(9)	November 1, 2017

			$2,337,553	$117,646	$2,455,199	$1,051,158

Total			$4,163,749	$125,371	$4,289,120	$1,051,158

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition or consolidation. All adjustments to reflect loans at their fair value upon acquisition or consolidation are noted above.
(2)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(3)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount is reducing our GAAP interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum.
(4)	In connection with the mortgage financing we have agreed to guarantee approximately $25.7 million related to our obligation to provide funds for certain tenant re-leasing costs.
(5)	Under a previous interest rate hedging program, we are reclassifying into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss resulting in an effective interest rate of 7.02% per annum.
(6)	This property is owned by a consolidated joint venture in which we have a 60% interest.
(7)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of March 31, 2015, the maximum funding obligation under the guarantee was approximately $16.4 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(8)	This property is owned by a consolidated joint venture in which we have a 55% interest.
(9)	This property is owned by a consolidated joint venture in which we have a 50% interest.
(10)	In connection with the mortgage financing we have agreed to guarantee approximately $0.7 million related to our obligation to provide funds for certain tenant re-leasing costs.

Mezzanine Notes Payable

The following represents the outstanding principal balances due under the mezzanine notes payable at March 31, 2015:

Property Debt is Associated With	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount	Carrying Amount (partners’ share)		Maturity Date
	(dollars in thousands)
767 Fifth Avenue (the General Motors Building)	6.02%	5.53%	$306,000	$3,475	$309,475	$123,790	(2)(3)	October 7, 2017

(1)	GAAP interest rate differs from the stated interest rate due to adjustments required to reflect loans at their fair values upon acquisition or consolidation. The adjustment to reflect the loan at its fair value upon consolidation is noted above.
(2)	This property is owned by a consolidated joint venture in which we have a 60% interest.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.

Outside Members’ Notes Payable

In conjunction with the consolidation of 767 Fifth Avenue (the General Motors Building), we recorded loans payable to the joint venture’s partners totaling $450.0 million and related accrued interest payable totaling approximately $175.8 million. The partner loans bear interest at a fixed rate of 11.0% per annum and mature on June 9, 2017. We have eliminated in consolidation our partner loan totaling $270.0 million and our share of the related accrued interest payable of approximately $144.0 million at March 31, 2015. The remaining notes payable to the outside joint venture partners and related accrued interest payable totaling $180.0 million and approximately $96.0 million as of March 31, 2015 have been reflected as Outside Members’ Notes Payable and within Accrued Interest Payable, respectively, on our Consolidated Balance Sheets. The related interest expense from the Outside Members’ Notes Payable totaling approximately $7.4 million for the three months ended March 31, 2015 is fully allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 25% to 60%. Six of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At March 31, 2015, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $831.0 million (of which our proportionate share is approximately $352.0 million). The table below summarizes the outstanding debt of these joint venture properties at March 31, 2015. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Carrying Amount	Carrying Amount (Our Share)		Maturity Date
	(dollars in thousands)
540 Madison Avenue	60%	1.67%	1.84%	$120,000	$72,000	(2)(3)	June 5, 2018
Metropolitan Square	51%	5.75%	5.81%	170,771	87,093		May 5, 2020
Market Square North	50%	4.85%	4.91%	127,180	63,590		October 1, 2020
Annapolis Junction Building One	50%	1.92%	2.09%	40,574	20,287	(4)	March 31, 2018
Annapolis Junction Building Six	50%	2.42%	2.57%	13,674	6,837	(2)(5)(5)	November 17, 2015
Annapolis Junction Building Seven	50%	1.82%	2.38%	15,200	7,600	(2)(6)	April 4, 2016
Annapolis Junction Building Eight	50%	1.67%	2.11%	13,640	6,820	(2)(7)	June 23, 2017
500 North Capitol Street	30%	4.15%	4.19%	105,000	31,500	(2)	June 6, 2023
901 New York Avenue	25%	3.61%	3.68%	225,000	56,250		January 5, 2025

Total				$831,039	$351,977

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges.
(2)	The loan requires interest only payments with a balloon payment due at maturity.
(3)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum.
(4)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on March 31, 2018 with one, three-year extension option, subject to certain conditions.
(5)	The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum.
(6)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on April 4, 2016 with two, one-year extension options, subject to certain conditions.
(7)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum and matures on June 23, 2017 with two, one-year extension options, subject to certain conditions.

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

Insurance

We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 and further extended to December 31, 2020 by the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), and we can provide no assurance that it will be extended further. Currently, the per occurrence limits of our portfolio property insurance program are $1.0 billion, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). We also carry $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of Terrorism Coverage in our property insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. We also currently carry nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP, as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which we manage. The per occurrence limit for NBCR Coverage is $1 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” In 2015, the program trigger is $100.0 million and the coinsurance is 15%, however both will increase in subsequent years pursuant to TRIPRA. If the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. We may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in our portfolio or for any other reason. We intend to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.

We also currently carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that we believe is commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, we currently carry earthquake insurance which covers our San Francisco region (excluding Salesforce Tower) with a $170 million per occurrence limit (increased on March 1, 2015 from $120 million) and a $170 million annual aggregate limit (increased on March 1, 2015 from $120 million), $20 million of which is provided by IXP, as a direct insurer. The builders risk policy maintained for the development of Salesforce Tower in San Francisco includes a $60 million per occurrence and annual aggregate limit of earthquake coverage. The amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact our ability to finance properties subject to earthquake risk. We may discontinue earthquake insurance or change the structure of our earthquake insurance program on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.

IXP, a captive insurance company which is a wholly-owned subsidiary, acts as a direct insurer with respect to a portion of our earthquake insurance coverage for our Greater San Francisco properties and our NBCR Coverage. Insofar as we own IXP, we are responsible for its liquidity and capital resources, and the accounts of IXP are part of our consolidated financial statements. In particular, if a loss occurs which is covered by our NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. IXP would also be responsible for any recoupment charges by the Federal Government in the event losses are paid out and its insurance policy is maintained after the payout by the Federal Government. If we experience a loss and IXP is required to pay under its insurance policy, we would ultimately record the loss to the extent of the required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance. In addition, our Operating Partnership has issued a guarantee to cover liabilities of IXP in the amount of $20.0 million.

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

FFO should not be considered as an alternative to net income attributable to Boston Properties, Inc. common shareholders (determined in accordance with GAAP) as an indication of our performance. FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO should be compared with our reported net income attributable to Boston Properties, Inc. common shareholders and considered in addition to cash flows in accordance with GAAP, as presented in our Consolidated Financial Statements.

The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$171,182	$54,034
Add:
Preferred dividends	2,589	2,589
Noncontrolling interest—common units of the Operating Partnership	20,188	6,160
Noncontrolling interest—redeemable preferred units of the Operating Partnership	3	619
Noncontrolling interests in property partnerships	15,208	4,354
Less:
Gains on sales of real estate	95,084	—

Income before gains on sales of real estate	114,086	67,756
Add:
Real estate depreciation and amortization(1)	148,754	158,514
Less:
Noncontrolling interests in property partnerships’ share of funds from operations	36,515	19,023
Noncontrolling interest—redeemable preferred units of the Operating Partnership	3	619
Preferred dividends	2,589	2,589

Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including Boston Properties, Inc.)	$223,733	$204,039
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	23,348	20,195

Funds from Operations (FFO) attributable to Boston Properties, Inc. common shareholders	$200,385	$183,844

Boston Properties, Inc.’s percentage share of Funds from Operations—basic	89.56%	90.10%
Weighted-average shares outstanding—basic	153,230	153,030

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $154,223 and $154,270, our share of unconsolidated joint venture real estate depreciation and amortization of $(5,132) and $4,584, less corporate related depreciation and amortization of $337 and $340 for the three months ended March 31, 2015 and 2014, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)
Basic FFO	$223,733	171,084	$204,039	169,841
Effect of Dilutive Securities
Convertible Preferred Units	—	—	530	874
Stock Based Compensation	—	643	—	139

Diluted FFO	$223,733	171,727	$204,569	170,854
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	23,261	17,854	20,128	16,811

Boston Properties, Inc.’s share of Diluted FFO (1)	$200,472	153,873	$184,441	154,043

(1)	Our share of diluted Funds from Operations was 89.60% and 90.16% for the quarter ended March 31, 2015 and 2014, respectively.

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

During the first quarter of 2015, we paid approximately $54.6 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $61.6 million of new tenant-related obligations associated with approximately 1.4 million square feet of second generation leases, or approximately $46 per square foot. In addition, we signed leases for approximately 186,000 square feet at our development properties. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during the first quarter of 2015, we signed leases for approximately 1.5 million square feet of space and incurred aggregate tenant-related obligations of approximately $80.0 million, or approximately $52 per square foot.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2015, approximately $9.9 billion of our consolidated borrowings bore interest at fixed rates and none of our consolidated borrowings bore interest at variable rates. The fair value of these instruments is affected by changes in market interest rates. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 4 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2015	2016	2017	2018	2019	2020+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt
Fixed Rate	$59,707	$659,511	$2,855,942	$18,633	$19,670	$675,657	$4,289,120	$4,428,519
Average Interest Rate	5.80%	5.32%	3.92%	5.52%	5.53%	4.93%	4.30%
Variable Rate	—	—	—	—	—	—	—	—

	Mezzanine debt
Fixed Rate	$993	$1,389	$307,093	$—	$—	$—	$309,475	$306,143
Average Interest Rate	—	—	5.53%	—	—	—	5.53%
Variable Rate	—	—	—	—	—	—	—	—

	Unsecured debt
Fixed Rate	$(1,247)	$(1,681)	$(1,749)	$848,226	$698,447	$3,746,105	$5,288,101	$5,749,666
Average Interest Rate	—	—	—	3.85%	5.97%	4.26%	4.42%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$59,453	$659,219	$3,161,286	$866,859	$718,117	$4,421,762	$9,886,696	$10,484,328

At March 31, 2015, the weighted-average coupon/stated rates on our fixed rate debt was 4.98% per annum. The weighted-average coupon/stated rates for our unsecured debt was 4.34% per annum.

At March 31, 2015, we had no outstanding variable rate debt.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of our fiscal year ending December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1—Legal Proceedings.

We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A—Risk Factors.

Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the three months ended March 31, 2015, we issued an aggregate of 258,599 common shares in exchange for 258,599 common units of limited partnership held by certain limited partners of BPLP. Of these shares, 200,000 shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(2) based upon factual representations received from the limited partner who received the common shares.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
January 1, 2015 —January 31, 2015	7,817	(1)	$139.97	N/A	N/A
February 1, 2015—February 28, 2015	258	(1)	$141.84	N/A	N/A
March 1, 2015—March 31, 2015	1,621	(2)	$0.01	N/A	N/A

Total	9,696		$116.62	N/A	N/A

(1)	Represents shares of Common Stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted Common Stock.
(2)	Represents shares of restricted common stock repurchased in connection with the termination of an employee’s employment with the Company. Under the terms of the applicable restricted stock award agreement, such shares were repurchased by us at a price of $0.01 per share, which was the amount originally paid by such employee for such shares.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—Mine Safety Disclosures.

None.

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits.

(a) Exhibits

10.1	—	Letter Agreement by and between Boston Properties, Inc. and Mortimer B. Zuckerman dated March 9, 2015 (filed herewith.)

12.1	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Dividends.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	—	The following materials from Boston Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

May 8, 2015	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer
(duly authorized officer and
principal financial officer)