Form 10-Q
period 2015-09-30
BOSTON PROPERTIES INC
filed 2015-11-06
CIK 1037540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 1-13087
___________________________
 BOSTON PROPERTIES, INC.
(Exact name of Registrant as specified in its charter)
___________________________

Delaware	04-2473675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199-8103
(Address of principal executive offices) (Zip Code)
(617) 236-3300
(Registrant’s telephone number, including area code)
___________________________

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	153,576,272
(Class)	(Outstanding on November 2, 2015)

BOSTON PROPERTIES, INC.
FORM 10-Q
for the quarter ended September 30, 2015

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited )

	September 30, 2015	December 31, 2014
	(in thousands, except for share and par value amounts)
ASSETS
Real estate, at cost	$18,412,086	$18,231,978
Construction in progress	725,601	736,311
Land held for future development	264,598	268,114
Less: accumulated depreciation	(3,833,277)	(3,547,659)
Total real estate	15,569,008	15,688,744
Cash and cash equivalents	1,387,007	1,763,079
Cash held in escrows	90,379	487,321
Investments in securities	19,645	19,459
Tenant and other receivables (net of allowance for doubtful accounts of $1,164 and $1,142, respectively)	66,446	46,595
Accrued rental income (net of allowance of $1,558 and $1,499, respectively)	737,145	691,999
Deferred charges, net	749,628	831,744
Prepaid expenses and other assets	143,476	164,432
Investments in unconsolidated joint ventures	217,529	193,394
Total assets	$18,980,263	$19,886,767
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$4,132,071	$4,309,484
Unsecured senior notes (net of discount of $11,092 and $12,296, respectively)	5,288,908	5,287,704
Unsecured line of credit	—	—
Mezzanine notes payable	308,817	309,796
Outside members' notes payable	180,000	180,000
Accounts payable and accrued expenses	245,200	243,263
Dividends and distributions payable	112,912	882,472
Accrued interest payable	200,916	163,532
Other liabilities	448,680	502,255
Total liabilities	10,917,504	11,878,506
Commitments and contingencies	—	—
Noncontrolling interests:
Redeemable preferred units of the Operating Partnership	—	633
Redeemable interest in property partnership	—	104,692
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	200,000	200,000
Common stock, $.01 par value, 250,000,000 shares authorized, 153,653,500 and 153,192,845 issued and 153,574,600 and 153,113,945 outstanding at September 30, 2015 and December 31, 2014, respectively	1,536	1,531
Additional paid-in capital	6,300,780	6,270,257
Dividends in excess of earnings	(627,054)	(762,464)
Treasury common stock at cost, 78,900 shares at September 30, 2015 and December 31, 2014	(2,722)	(2,722)
Accumulated other comprehensive loss	(20,625)	(9,304)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,851,915	5,697,298
Noncontrolling interests:
Common units of the Operating Partnership	620,036	603,171
Property partnerships	1,590,808	1,602,467
Total equity	8,062,759	7,902,936
Total liabilities and equity	$18,980,263	$19,886,767

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands, except for per share amounts)
Revenue
Rental
Base rent	$494,300	$484,071	$1,471,591	$1,402,328
Recoveries from tenants	91,544	90,103	266,932	253,419
Parking and other	25,509	26,236	76,849	76,869
Total rental revenue	611,353	600,410	1,815,372	1,732,616
Hotel revenue	12,619	11,918	35,107	32,478
Development and management services	5,912	6,475	16,102	18,197
Total revenue	629,884	618,803	1,866,581	1,783,291
Expenses
Operating
Rental	219,796	215,179	655,610	624,213
Hotel	8,125	7,585	24,196	21,697
General and administrative	20,944	22,589	72,019	75,765
Transaction costs	254	1,402	789	2,500
Depreciation and amortization	153,015	157,245	475,082	466,143
Total expenses	402,134	404,000	1,227,696	1,190,318
Operating income	227,750	214,803	638,885	592,973
Other income (expense)
Income from unconsolidated joint ventures	2,647	4,419	20,559	10,069
Interest and other income	3,637	3,421	6,337	6,841
Gains (losses) from investments in securities	(1,515)	(297)	(1,146)	651
Interest expense	(108,727)	(113,308)	(326,018)	(337,839)
Income before gains on sales of real estate	123,792	109,038	338,617	272,695
Gains on sales of real estate	199,479	41,937	294,563	41,937
Net income	323,271	150,975	633,180	314,632
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(115,240)	(5,566)	(139,712)	(17,473)
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	(75)	(6)	(1,014)
Noncontrolling interest—common units of the Operating Partnership	(21,302)	(14,963)	(50,906)	(29,819)
Net income attributable to Boston Properties, Inc.	186,729	130,371	442,556	266,326
Preferred dividends	(2,647)	(2,647)	(7,854)	(7,854)
Net income attributable to Boston Properties, Inc. common shareholders	$184,082	$127,724	$434,702	$258,472

Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$1.20	$0.83	$2.83	$1.69
Weighted average number of common shares outstanding	153,595	153,120	153,426	153,077
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$1.20	$0.83	$2.82	$1.69
Weighted average number of common and common equivalent shares outstanding	153,786	153,273	153,825	153,228

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net income	$323,271	$150,975	$633,180	$314,632
Other comprehensive income (loss):
Effective portion of interest rate contracts	(30,156)	—	(18,050)	—
Amortization of interest rate contracts (1)	627	628	1,882	1,881
Other comprehensive income (loss)	(29,529)	628	(16,168)	1,881
Comprehensive income	293,742	151,603	617,012	316,513
Net income attributable to noncontrolling interests	(136,542)	(20,604)	(190,624)	(48,306)
Other comprehensive income (loss) attributable to noncontrolling interests	7,056	(65)	4,847	(191)
Comprehensive income attributable to Boston Properties, Inc.	$164,256	$130,934	$431,235	$268,016
_______________
(1) Amounts reclassified from comprehensive income primarily to interest expense within the Company's Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Equity, December 31, 2014	153,114	$1,531	$200,000	$6,270,257	$(762,464)	$(2,722)	$(9,304)	$2,205,638	$7,902,936
Redemption of operating partnership units to common stock	419	5	—	14,152	—	—	—	(14,157)	—
Allocated net income for the year	—	—	—	—	442,556	—	—	185,497	628,053
Dividends/distributions declared	—	—	—	—	(307,146)	—	—	(35,307)	(342,453)
Shares issued pursuant to stock purchase plan	6	—	—	780	—	—	—	—	780
Net activity from stock option and incentive plan	36	—	—	4,600	—	—	—	29,307	33,907
Acquisition of redeemable noncontrolling interest in property partnership	—	—	—	(1,586)	—	—	—	—	(1,586)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	1,758	1,758
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(144,468)	(144,468)
Effective portion of interest rate contracts	—	—	—	—	—	—	(13,008)	(5,042)	(18,050)
Amortization of interest rate contracts	—	—	—	—	—	—	1,687	195	1,882
Reallocation of noncontrolling interest	—	—	—	12,577	—	—	—	(12,577)	—
Equity, September 30, 2015	153,575	$1,536	$200,000	$6,300,780	$(627,054)	$(2,722)	$(20,625)	$2,210,844	$8,062,759

Equity, December 31, 2013	152,983	$1,530	$200,000	$5,662,453	$(108,552)	$(2,722)	$(11,556)	$1,302,465	$7,043,618
Redemption of operating partnership units to common stock	70	1	—	2,367	—	—	—	(2,368)	—
Conversion of redeemable preferred units to common units	—	—	—	—	—	—	—	33,306	33,306
Allocated net income for the year	—	—	—	—	266,326	—	—	38,496	304,822
Dividends/distributions declared	—	—	—	—	(306,340)	—	—	(34,426)	(340,766)
Shares issued pursuant to stock purchase plan	7	—	—	761	—	—	—	—	761
Net activity from stock option and incentive plan	40	—	—	5,177	—	—	—	17,038	22,215
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	2,980	2,980
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(21,224)	(21,224)
Amortization of interest rate contracts	—	—	—	—	—	—	1,690	191	1,881
Reallocation of noncontrolling interest	—	—	—	13,891	—	—	—	(13,891)	—
Equity, September 30, 2014	153,100	$1,531	$200,000	$5,684,649	$(148,566)	$(2,722)	$(9,866)	$1,322,567	$7,047,593

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$633,180	$314,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	475,082	466,143
Non-cash compensation expense	22,825	22,708
Income from unconsolidated joint ventures	(20,559)	(10,069)
Distributions of net cash flow from operations of unconsolidated joint ventures	6,484	3,130
Losses (gains) from investments in securities	1,146	(651)
Non-cash portion of interest expense	(32,818)	(28,753)
Settlement of accreted debt discount on repurchases of unsecured exchangeable senior notes	—	(92,979)
Gains on sales of real estate	(294,563)	(41,937)
Change in assets and liabilities:
Cash held in escrows	(32,750)	3,957
Tenant and other receivables, net	(19,851)	16,254
Accrued rental income, net	(55,941)	(42,180)
Prepaid expenses and other assets	20,988	(34,804)
Accounts payable and accrued expenses	(2,937)	4,237
Accrued interest payable	37,384	14,431
Other liabilities	(73,370)	(60,795)
Tenant leasing costs	(55,422)	(63,647)
Total adjustments	(24,302)	155,045
Net cash provided by operating activities	608,878	469,677
Cash flows from investing activities:
Construction in progress	(251,984)	(305,192)
Building and other capital improvements	(84,644)	(57,329)
Tenant improvements	(86,052)	(80,692)
Proceeds from sales of real estate	389,457	103,542
Proceeds from sales of real estate placed in escrow	(200,612)	(99,917)
Proceeds from sales of real estate released from escrow	634,165	—
Cash placed in escrow for land sale contracts	(7,111)	—
Cash released from escrow for land sale contracts	3,250	—
Capital contributions to unconsolidated joint ventures	(20,863)	(47,767)
Capital distributions from unconsolidated joint ventures	24,527	641
Investments in securities, net	(1,332)	(1,542)
Net cash provided by (used in) investing activities	398,801	(488,256)

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the nine months ended September 30,
	2015	2014
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(20,137)	(82,030)
Repayment of unsecured exchangeable senior notes	—	(654,521)
Proceeds from real estate financing transaction	6,000	—
Payments on real estate financing transaction	(2,364)	—
Deferred financing costs	(1,288)	(31)
Net proceeds from equity transactions	799	1,530
Redemption of preferred units	(633)	(15,984)
Dividends and distributions	(1,112,019)	(726,314)
Acquisition of noncontrolling interest	(108,499)	—
Contributions from noncontrolling interests in property partnerships	1,758	2,980
Distributions to noncontrolling interests in property partnerships	(147,368)	(25,524)
Net cash used in financing activities	(1,383,751)	(1,499,894)
Net decrease in cash and cash equivalents	(376,072)	(1,518,473)
Cash and cash equivalents, beginning of period	1,763,079	2,365,137
Cash and cash equivalents, end of period	$1,387,007	$846,664
Supplemental disclosures:
Cash paid for interest	$347,367	$489,949
Interest capitalized	$25,915	$44,809
Non-cash investing and financing activities:
Additions to real estate included in accounts payable and accrued expenses	$28,246	$20,016
Dividends and distributions declared but not paid	$112,912	$112,708
Mortgage notes payable assigned in connection with the sale of real estate	$116,993	$—
Conversions of noncontrolling interests to stockholders’ equity	$14,157	$2,368
Conversions of redeemable preferred units to common units	$—	$33,306
Issuance of restricted securities to employees	$43,363	$27,445

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Boston Properties, Inc. (the “Company”), a Delaware corporation, is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the sole general partner of Boston Properties Limited Partnership (the “Operating Partnership”) and at September 30, 2015 and December 31, 2014 owned an approximate 89.5% general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2012, the Company issued LTIP Units in connection with the granting to employees of outperformance awards (also referred to as “2012 OPP Units”). On February 6, 2015, the measurement period for the Company’s 2012 OPP Unit awards expired and the Company’s total return to shareholders (“TRS”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the 2012 OPP Unit awards (See Notes 8 and 11). In February 2013, February 2014 and February 2015, the Company issued LTIP Units in connection with the granting to employees of multi-year, long-term incentive program (“MYLTIP”) awards (also referred to as “2013 MYLTIP Units,” “2014 MYLTIP Units” and “2015 MYLTIP Units,” respectively, and collectively as “MYLTIP Units”). Because the rights, preferences and privileges of MYLTIP Units differ from other LTIP Units granted to employees as part of the annual compensation process (including, as of February 6, 2015, the 2012 OPP Units), unless specifically noted otherwise, all references to LTIP Units exclude MYLTIP Units (See Notes 8 and 11).
Unless specifically noted otherwise, all references to OP Units exclude units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership is obligated to redeem such OP Unit for cash equal to the value of a share of common stock of the Company (“Common Stock”) at such time. In lieu of a cash redemption, the Company may elect to acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company's assets. LTIP Units, whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Note 9).
At September 30, 2015, there was one series of Preferred Units outstanding (i.e., Series B Preferred Units). The Series B Preferred Units were issued to the Company on March 27, 2013 in connection with the Company's issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). The Company contributed the net proceeds from the offering to the Operating Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 9).
All references herein to the Company refer to Boston Properties, Inc. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.
Properties
At September 30, 2015, the Company owned or had interests in a portfolio of 171 commercial real estate properties (the “Properties”) aggregating approximately 46.6 million net rentable square feet, including fourteen properties under construction/redevelopment totaling approximately 4.7 million net rentable square feet. At September 30, 2015, the Properties consisted of:

•	161 office properties, including 130 Class A office properties (including eleven properties under construction/redevelopment) and 31 Office/Technical properties;

•	one hotel;

•	five retail properties (including one property under construction); and

•	four residential properties (including two properties under construction).
The Company owns or controls undeveloped land parcels totaling approximately 479.9 acres.
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
Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage notes payable	$4,132,071	$4,240,944	$4,309,484	$4,449,541
Mezzanine notes payable	308,817	306,116	309,796	306,156
Unsecured senior notes	5,288,908	5,603,968	5,287,704	5,645,819
Total	$9,729,796	$10,151,028	$9,906,984	$10,401,516

The Company uses interest rate swap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of September 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Out-of-Period Adjustment
During the nine months ended September 30, 2014, the Company recorded an additional allocation of net income to the noncontrolling interest holder in its Fountain Square consolidated joint venture totaling approximately $1.9 million related to the cumulative non-cash adjustment to the accretion of the changes in the redemption value of the noncontrolling interest. This resulted in the overstatement of Noncontrolling Interests in Property Partnerships by approximately $1.9 million during the nine months ended September 30, 2014 and in the understatement of Noncontrolling Interests in Property Partnerships in the aggregate amount of approximately $1.9 million in previous periods prior to 2014. Because this adjustment was not material to the prior periods’ consolidated financial statements and the impact of recording the adjustment in 2014 was not material to the Company’s consolidated financial statements, the Company recorded the related adjustment during the nine months ended September 30, 2014. The out-of-period adjustment was identified and recorded during the second quarter of 2014.
Recent Accounting Pronouncements
On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and the Company early adopted ASU 2014-08 during the first quarter of 2014. The Company’s adoption of ASU 2014-08 resulted in the operating results and gains on sales of real estate from the operating properties sold during the nine months ended September 30, 2015 not being reflected as Discontinued Operations in the Company's Consolidated Statements of Operations (See Note 3).
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.
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

3. Real Estate Activity During the Nine Months Ended September 30, 2015
Acquisitions
On July 31, 2015, the Company entered into a 99-year ground and air rights lease (the “Lease”) with the Massachusetts Department of Transportation (“MDOT”) with respect to the parking garage located at 100 Clarendon Street (the “Clarendon Garage”) and the concourse level of the Massachusetts Bay Transportation Authority’s Back Bay Station (the “Station”).  The Lease amends and restates the air rights lease which the Company had assumed in 2010 at the time it acquired its interests in both the Clarendon Garage and the office tower located at 200 Clarendon Street (formerly known as the John Hancock Tower). The Lease requires the Company to pay a total of approximately $37.0 million and provides the Company with options to acquire certain air rights above both the Clarendon Garage and the Station with the amount of developable square footage associated with the air rights to be determined at a later date. The previous lease had 45 years remaining in its term.  Upon execution of the Lease, the Company made a $5.0 million payment and the Lease requires the Company’s remaining obligation to be used to fund improvements to the Station.
Dispositions
On February 19, 2015, the Company completed the sale of a parcel of land within its Washingtonian North property located in Gaithersburg, Maryland for a gross sale price of $8.7 million. Net cash proceeds totaled approximately $8.3 million, resulting in a gain on sale of real estate totaling approximately $3.7 million. The parcel contains approximately 8.5 acres of the Company's approximately 27 acre property.
On March 17, 2015, the Company completed the sale of its Residences on The Avenue property located in Washington, DC for a gross sale price of $196.0 million. Net cash proceeds totaled approximately $192.5 million, resulting in a gain on sale of real estate totaling approximately $91.4 million. The Company has agreed to provide net operating income support of up to $6.0 million if the property’s net operating income fails to achieve certain thresholds. This amount has been recorded as a reduction to the gain on sale. The Residences on The Avenue is comprised of 335 apartment units and approximately 50,000 net rentable square feet of retail space, subject to a ground lease that expires on February 1, 2068. The Residences on The Avenue contributed approximately $1.1 million of net income to the Company for the period from January 1, 2015 through March 16, 2015 and $0.7 million and $2.4 million for the three and nine months ended September 30, 2014, respectively.
On September 18, 2015, a consolidated entity in which the Company has a 50% interest completed the sale of its 505 9th Street, N.W. property located in Washington, DC for approximately $318.0 million, including the assumption by the buyer of approximately $117.0 million of mortgage indebtedness (See Note 5).  505 9th Street, N.W. is an approximately 322,000 net rentable square foot Class A office building. Net cash proceeds totaled approximately $194.6 million, of which the Company’s share was approximately $97.3 million. The Company recognized a gain on sale of real estate totaling approximately $199.5 million, of which approximately $101.1 million was allocated to the outside partners and is included within Noncontrolling Interests in Property Partnerships in the Company’s Consolidated Statements of Operations (See Note 8). 505 9th Street, N.W. contributed approximately $1.1 million of net income to the Company for the period from July 1, 2015 through September 17, 2015, approximately $2.3 million of net income to the Company for the period from January 1, 2015 through September 17, 2015 and $0.5 million and $1.7 million of net income for the three and nine months ended September 30, 2014, respectively.
Development/Redevelopment
On May 1, 2015, the Company commenced the redevelopment of Reservoir Place North, a Class A office project with approximately 73,000 net rentable square feet located in Waltham, Massachusetts.
On July 23, 2015, the Company commenced construction of its Cambridge Residential project, a residential project aggregating approximately 164,000 square feet comprised of 274 apartment units and approximately 9,000 square feet of retail space located in Cambridge, Massachusetts. On August 13, 2015, the Company acquired an approximately 8,700 square foot parcel of land necessary for the development for a purchase price of approximately $2.0 million.
On July 23, 2015, the Company commenced construction of its Reston Signature Site project, a residential project aggregating approximately 514,000 square feet comprised of 508 apartment units and approximately 24,000 square feet of retail space located in Reston Town Center in Reston, Virginia.
On August 14, 2015, the Company partially placed in-service 601 Massachusetts Avenue, a Class A office project with approximately 478,000 net rentable square feet located in Washington, DC.
On September 10, 2015, the Company partially placed in-service The Point (formerly 99 Third Avenue Retail), a retail project with approximately 17,000 net rentable square feet of retail space located in Waltham, Massachusetts.

4. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at September 30, 2015 and December 31, 2014:

		Nominal % Ownership		Carrying Value of Investment (1)
Entity	Properties			September 30, 2015	December 31, 2014
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(10,046)	$(8,022)
The Metropolitan Square Associates LLC	Metropolitan Square	51.0%		9,545	8,539
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0%	(2)	(12,015)	(1,080)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3%	(3)	44,111	45,514
Annapolis Junction NFM, LLC	Annapolis Junction	50.0%	(4)	27,851	25,246
540 Madison Venture LLC	540 Madison Avenue	60.0%		69,364	68,128
500 North Capitol LLC	500 North Capitol Street, NW	30.0%		(3,015)	(2,250)
501 K Street LLC	1001 6th Street	50.0%	(5)	42,653	41,736
Podium Developer LLC	North Station (Phase I - Air Rights)	50.0%		9,541	4,231
1265 Main Office JV LLC	1265 Main Street	50.0%		4,182	N/A
BNY Tower Holdings LLC	Dock72 at the Brooklyn Navy Yard	50.0%		10,282	N/A
				$192,453	$182,042
 _______________

(1)
Investments with deficit balances aggregating approximately $25.1 million and $11.4 million at September 30, 2015 and December 31, 2014, respectively, have been reflected within Other Liabilities on the Company's Consolidated Balance Sheets.

(2)	The Company’s economic ownership has increased based on the achievement of certain return thresholds.

(3)	The Company’s wholly-owned entity that owns the office component of the project also owns a 33.3% interest in the entity owning the land, parking garage and infrastructure of the project.

(4)	The joint venture owns three in-service buildings, one building under construction and two undeveloped land parcels.

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

The combined summarized balance sheets of the Company's unconsolidated joint ventures are as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
ASSETS
Real estate and development in process, net	$1,048,836	$1,034,552
Other assets	240,433	264,097
Total assets	$1,289,269	$1,298,649
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$832,958	$830,075
Other liabilities	32,715	34,211
Members’/Partners’ equity	423,596	434,363
Total liabilities and members’/partners’ equity	$1,289,269	$1,298,649
Company’s share of equity	$219,705	$209,828
Basis differentials (1)	(27,252)	(27,786)
Carrying value of the Company’s investments in unconsolidated joint ventures (2)	$192,453	$182,042
 _______________

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

(2)
Investments with deficit balances aggregating approximately $25.1 million and $11.4 million at September 30, 2015 and December 31, 2014, respectively, have been reflected within Other Liabilities on the Company's Consolidated Balance Sheets.

The combined summarized statements of operations of the Company's unconsolidated joint ventures are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015		2014
	(in thousands)
Total revenue (1)	$38,197	$41,958	$116,881		$118,429
Expenses
Operating	15,896	15,516	47,995		46,441
Depreciation and amortization	8,832	9,429	26,854		27,688
Total expenses	24,728	24,945	74,849		74,129
Operating income	13,469	17,013	42,032		44,300
Other expense
Interest expense	8,019	7,950	23,985		23,946
Net income	$5,450	$9,063	$18,047		$20,354

Company’s share of net income	$2,481	$4,200	$20,025	(2)	$9,403
Basis differential	166	219	534		666
Income from unconsolidated joint ventures	$2,647	$4,419	$20,559		$10,069
 _______________

(1)
Includes straight-line rent adjustments of approximately $(0.3) million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $1.7 million and $1.1 million for the nine months ended September 30, 2015 and 2014, respectively. Includes net above-/below-market rent adjustments of approximately $(24,000) and $(0.1) million for the three months ended September 30, 2015 and 2014, respectively, and approximately $(0.2) million and $(0.1) million for the nine months ended September 30, 2015 and 2014, respectively.

(2)
During the nine months ended September 30, 2015, the Company received a distribution of approximately $24.5 million, which was generated from the excess loan proceeds from the refinancing of 901 New York Avenue's mortgage loan to a new 10-year mortgage loan totaling $225.0 million.  The Company’s allocation of income and distributions for the nine months ended September 30, 2015 was not proportionate to its nominal ownership interest as a result of the achievement of specified investment return thresholds, as provided for in the joint venture agreement.

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
On September 22, 2015, a joint venture in which the Company has a 50% interest completed and fully placed in-service Annapolis Junction Building Seven, a Class A office project with approximately 127,000 net rentable square feet located in Annapolis, Maryland.
On September 30, 2015, a joint venture in which the Company has a 50% interest extended the loan collateralized by its Annapolis Junction Building Six property. At the time of the extension, the outstanding balance of the construction loan totaled approximately $13.4 million and was scheduled to mature on November 17, 2015. The extended loan has a total commitment amount of $15.9 million, bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on November 17, 2016. Annapolis Junction Building Six is a Class A office property with approximately 119,000 net rentable square feet located in Annapolis, Maryland.
5. Mortgage Notes Payable
On September 18, 2015, in connection with the sale of 505 9th Street, N.W. located in Washington, DC by a consolidated entity in which the Company has a 50% interest, the consolidated entity assigned to the buyer the mortgage loan collateralized by the property totaling approximately $117.0 million. The assigned mortgage loan bears interest at a fixed rate of 5.73% per annum and matures on November 1, 2017 (See Note 3).
6. Derivative Instruments and Hedging Activities
On February 19, 2015, the Company commenced a planned interest rate hedging program. The Company entered into sixteen forward-starting interest rate swap contracts during the nine months ended September 30, 2015, which fix the 10-year swap rate at a weighted-average rate of approximately 2.437% per annum on notional amounts aggregating $525.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in September 2016 and maturity in September 2026 (See Note 13). In addition, during the nine months ended September 30, 2015, 767 Fifth Partners LLC, which is the consolidated entity (in which the Company has a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City), entered into nine forward-starting interest rate swap contracts, which fix the 10-year swap rate at a weighted-average rate of approximately 2.801% per annum on notional amounts aggregating $250.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in June 2017 and maturity in June 2027 (See Note 13). The Company's interest rate swap contracts consisted of the following at September 30, 2015:

Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Strike Rate Range			Balance Sheet Location	Fair Value
				Low		High
	(in thousands)							(in thousands)
Boston Properties Limited Partnership:
Interest Rate Swaps	$475,000	September 1, 2016	September 1, 2026	2.249%	-	2.571%	Other Liabilities	$(9,231)
Interest Rate Swaps	50,000	September 1, 2016	September 1, 2026	2.238%	-	2.242%	Prepaid Expenses and Other Assets	32
	$525,000							$(9,199)
767 Fifth Partners LLC:
Interest Rate Swaps	$250,000	June 7, 2017	June 7, 2027	2.677%	-	2.950%	Other Liabilities	$(8,851)
	$775,000							$(18,050)

The Company entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in September 2016. The Company’s 767 Fifth Partners LLC consolidated entity entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in June 2017. The Company has formally documented all of its relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. All components of the forward-starting interest rate swap contracts were included in the assessment of hedge effectiveness. The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the Company's indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of September 30, 2015, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk and excludes accrued interest, related to these agreements was approximately $18.1 million. As of September 30, 2015, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2015, it could have been required to settle its obligations under the agreements at their termination value of approximately $18.1 million. The Company accounts for the effective portion of changes in the fair value of a derivative in accumulated other comprehensive loss and subsequently reclassifies the effective portion to earnings over the term that the hedged transaction affects earnings. The Company accounts for the ineffective portion of changes in the fair value of a derivative directly in earnings. During the nine months ended September 30, 2015, the Company has recorded the changes in fair value of the swap contracts related to the effective portion of the interest rate contracts aggregating approximately $18.1 million in Other Liabilities and approximately $32,000 in Prepaid Expenses and Other Assets and Accumulated Other Comprehensive Loss within the Company’s Consolidated Balance Sheets. During the nine months ended September 30, 2015, the Company did not record any hedge ineffectiveness. The Company expects that within the next twelve months it will reclassify into earnings as an increase to interest expense approximately $77,000 of the amounts recorded within Accumulated Other Comprehensive Loss relating to the forward-starting interest rate swap contracts in effect and as of September 30, 2015.
The following table presents the location in the financial statements of the losses recognized related to the Company's cash flow hedges for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Amount of loss related to the effective portion recognized in other comprehensive loss	$(30,156)	$—	$(18,050)	$—
Amount of loss related to the effective portion subsequently reclassified to earnings (1)	$(627)	$(628)	$(1,882)	$(1,881)
Amount of gain (loss) related to the ineffective portion and amount excluded from effectiveness testing	$—	$—	$—	$—
___________

(1)	Consists of amounts from previous interest rate hedging programs.

The following table reflects the changes in accumulated other comprehensive loss for the nine months ended September 30, 2015 and 2014 (in thousands):

Balance at December 31, 2014	$(9,304)
Effective portion of interest rate contracts	(18,050)
Amortization of interest rate contracts (1)	1,882
Other comprehensive loss attributable to noncontrolling interests	4,847
Balance at September 30, 2015	$(20,625)

Balance at December 31, 2013	$(11,556)
Amortization of interest rate contracts (1)	1,881
Other comprehensive income attributable to noncontrolling interests	(191)
Balance at September 30, 2014	$(9,866)
___________

(1)	Consists of amounts from previous interest rate hedging programs.

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
The Company has letter of credit and performance obligations related to lender and development requirements that total approximately $36.2 million.
Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. With limited exception, under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners (See also Note 8). Under certain of the Company's joint venture agreements, if certain return thresholds are achieved the partners will be entitled to an additional promoted interest or payments.
In connection with the assumption of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of September 30, 2015, the maximum funding obligation under the guarantee was approximately $13.4 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.
In connection with 767 Fifth Partners LLC entering into interest rate swap contracts (See Note 6), the Company guaranteed 767 Fifth Partners LLC's obligations under the hedging agreements in favor of each hedge counterparty. 767 Fifth Partners LLC is the entity that owns 767 Fifth Avenue (the General Motors Building). It is a subsidiary of 767 Venture, LLC, a consolidated entity in which the Company has a 60% interest. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.
In connection with the mortgage financing collateralized by the Company's 200 Clarendon Street (formerly the John Hancock Tower) property located in Boston, Massachusetts, the Company has agreed to guarantee approximately $21.2 million related to its obligations to provide funds for certain tenant re-leasing costs. In addition, in connection with the execution of the ground and air rights lease with respect to the parking garage at 100 Clarendon Street and the concourse level of the Massachusetts Bay Transportation Authority’s Back Bay Station, the Company has agreed to guarantee its obligations and liabilities under the lease (See Note 3). The mortgage financing will mature on January 6, 2017.

In connection with the mortgage financing collateralized by the Company's Fountain Square property located in Reston, Virginia, the Company has agreed to guarantee approximately $0.7 million related to its obligation to provide funds for certain tenant re-leasing costs. The mortgage financing will mature on October 11, 2016.
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
In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for approximately $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of approximately $45.2 million. During 2014, the Company received an initial distribution totaling approximately $7.7 million, which is included in Base Rent in the accompanying Consolidated Statements of Operations. On March 11, 2015, the Company received a second interim distribution totaling approximately $4.5 million, which is included in Base Rent in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2015. On September 9, 2015, the Company received a third interim distribution totaling approximately $3.6 million, which is also included in Base Rent in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2015, leaving a remaining claim of approximately $29.4 million. The Company will continue to evaluate whether to attempt to sell the remaining claim or wait until the trustee distributes proceeds from the Lehman Brothers estate. Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of additional proceeds, if any, that the Company may ultimately realize on the remaining claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its Consolidated Financial Statements at September 30, 2015.
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
8. Noncontrolling Interests
Noncontrolling interests relate to the interests in the Operating Partnership not owned by the Company and interests in consolidated property partnerships not wholly-owned by the Company. As of September 30, 2015, the noncontrolling interests in the Operating Partnership consisted of 16,097,473 OP Units, 1,837,080 LTIP Units (including 216,854 2012 OPP Units), 309,818 2013 MYLTIP Units, 476,320 2014 MYLTIP Units and 368,415 2015 MYLTIP Units held by parties other than the Company.
Noncontrolling Interest—Redeemable Preferred Units of the Operating Partnership
On June 25, 2015, the Company’s Operating Partnership redeemed the remaining 12,667 Series Four Preferred Units for cash totaling approximately $0.6 million, plus accrued and unpaid distributions. The Series Four Preferred Units bore a preferred distribution equal to 2.00% per annum on a liquidation preference of $50.00 per unit and were not convertible into OP Units. The holders of Series Four Preferred Units had the right, at certain times and subject to certain conditions set forth in the Certificate of Designations establishing the rights, limitations and preferences of the Series Four Preferred Units, to require the Operating Partnership to redeem all of their units for cash at the redemption price of $50.00 per unit. The Operating Partnership also had the right, at certain times and subject to certain conditions, to redeem all of the Series Four Preferred Units for cash at the redemption price of $50.00 per unit. In order to secure the performance of certain post-issuance obligations by the holders, all of such outstanding Series Four Preferred Units were subject to forfeiture pursuant to the terms of a pledge agreement and not eligible for redemption until and unless such security interest was released. On May 19, 2014, the Company's Operating

Partnership released to the holders 319,687 Series Four Preferred Units that were previously subject to the security interest. On July 3, 2014, the Company's Operating Partnership redeemed such units for cash totaling approximately $16.0 million, plus accrued and unpaid distributions. On October 16, 2014, the Company's Operating Partnership released to the holders 27,773 Series Four Preferred Units that were previously subject to the security interest under the pledge agreement. On November 5, 2014, the Company's Operating Partnership redeemed such units for cash totaling approximately $1.4 million. Due to the holders' redemption option existing outside the control of the Company, the Series Four Preferred Units were presented outside of permanent equity in the Company's Consolidated Balance Sheets.
On February 17, 2015, the Operating Partnership paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit. On May 15, 2015, the Operating Partnership paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit.
The following table reflects the activity of the noncontrolling interests—redeemable preferred units of the Operating Partnership for the nine months ended September 30, 2015 and 2014 (in thousands):

Balance at December 31, 2014	$633
Net income	6
Distributions	(6)
Redemption of redeemable preferred units (Series Four Preferred Units)	(633)
Balance at September 30, 2015	$—

Balance at December 31, 2013	$51,312
Net income	1,014
Distributions	(1,014)
Conversion of redeemable preferred units (Series Two Preferred Units) to common units	(33,306)
Redemption of redeemable preferred units (Series Four Preferred Units)	(15,984)
Balance at September 30, 2014	$2,022
Noncontrolling Interest—Redeemable Interest in Property Partnership
On October 4, 2012, the Company completed the formation of a joint venture that owns and operates Fountain Square located in Reston, Virginia. The joint venture partner contributed the property valued at approximately $385.0 million and related mortgage indebtedness totaling approximately $211.3 million for a 50% interest in the joint venture. The Company contributed cash totaling approximately $87.0 million for its 50% interest, which cash was distributed to the joint venture partner. Pursuant to the joint venture agreement (i) the Company had rights to acquire the partner's 50% interest and (ii) the partner had the right to cause the Company to acquire the partner's interest on January 4, 2016, in each case at a fixed price totaling approximately $102.0 million in cash. The fixed price option rights were to expire on January 31, 2016. The Company was consolidating this joint venture due to the Company's right to acquire the partner's 50% interest. The Company recorded the noncontrolling interest at its acquisition-date fair value as temporary equity, due to the redemption option existing outside the control of the Company. The Company was accreting the changes in the redemption value quarterly over the period from the acquisition date to the earliest redemption date using the effective interest method.  The Company was recording the accretion after the allocation of net income and distributions of cash flow to the noncontrolling interest account balance.
On August 6, 2015, the parties amended the joint venture agreement to require the Company to acquire its partner's 50% interest on September 15, 2015 for approximately $100.9 million in cash. On September 15, 2015, the Company acquired its partner’s 50% interest in the consolidated entity that owns Fountain Square located in Reston Town Center in Reston, Virginia for cash of approximately $100.9 million plus working capital and closing prorations and the partner's share of assumed mortgage indebtedness totaling approximately $105.6 million.

The following table reflects the activity of the noncontrolling interest—redeemable interest in property partnership in the Company's Fountain Square consolidated entity for the nine months ended September 30, 2015 and 2014 (in thousands):

Balance at December 31, 2014	$104,692
Net loss	(7)
Distributions	(2,900)
Adjustment to reflect redeemable interest at redemption value	5,128
Acquisition of interest	(106,913)
Balance at September 30, 2015	$—

Balance at December 31, 2013	$99,609
Net loss	(519)
Distributions	(4,300)
Adjustment to reflect redeemable interest at redemption value	9,315	(1)
Balance at September 30, 2014	$104,105
  _______________

(1)	Includes an out-of-period adjustment totaling approximately $1.9 million (See Note 2).
Noncontrolling Interest—Common Units of the Operating Partnership
During the nine months ended September 30, 2015, 418,870 OP Units were presented by the holders for redemption (including 59,826 OP Units issued upon conversion of LTIP Units and 2012 OPP Units) and were redeemed by the Company in exchange for an equal number of shares of Common Stock.
At September 30, 2015, the Company had outstanding 309,818 2013 MYLTIP Units, 476,320 2014 MYLTIP Units and 368,415 2015 MYLTIP Units. Prior to the applicable measurement date (February 4, 2016 for 2013 MYLTIP Units, February 3, 2017 for 2014 MYLTIP Units and February 4, 2018 for 2015 MYLTIP Units), holders of MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
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
On January 28, 2015, the Operating Partnership paid a special cash distribution on the OP Units and LTIP Units in the amount of $4.50 per unit, a regular quarterly cash distribution on the OP Units and LTIP Units in the amount of $0.65 per unit, and a regular quarterly distribution on the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units in the amount of $0.065 per unit, to holders of record as of the close of business on December 31, 2014. The special cash distribution was in addition to the regular quarterly distribution on the OP Units and LTIP Units. Unless and until they are earned, holders of OPP Units and MYLTIP Units are not entitled to receive any special distributions. On April 30, 2015, the Operating Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit, a distribution on the 2012 OPP Units in the amount of $0.416 per unit (representing a blended rate for periods prior to and after February 6, 2015, which was the valuation date for the 2012 Outperformance Plan), and a distribution on the 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units in the amount of $0.065 per unit, to holders of record as of the close of business on March 31, 2015. On July 31, 2015, the Operating Partnership paid a distribution on the OP Units and LTIP Units (including the 2012 OPP Units) in the amount of $0.65 per unit and a distribution on the 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units in the amount of $0.065 per unit, to holders of record as of the close of business on June 30, 2015. On September 16, 2015, Boston Properties, Inc., as general partner of the Operating Partnership, declared a distribution on the OP Units and LTIP Units (including the 2012 OPP Units) in the amount of $0.65 per unit and a distribution on the 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units in the amount of $0.065 per unit, in each case payable on October 30, 2015 to holders of record as of the close of business on September 30, 2015.
A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company. The Company may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units not owned by the Company and LTIP Units (including the 2012 OPP Units) assuming that all conditions had been met for the conversion thereof had all of such units been redeemed at September 30, 2015 was approximately $2.1 billion based on the closing price of the Company’s common stock of $118.40 per share on September 30, 2015. The Company's calculation of Noncontrolling Interest - Common Units of the Operating Partnership in the Company's Consolidated Statements of Operations includes OP Units and vested LTIP Units (including vested 2012 OPP Units).
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.6 billion at September 30, 2015 and December 31, 2014, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
On September 18, 2015, a consolidated entity in which the Company has a 50% interest completed the sale of its 505 9th Street, N.W. property located in Washington, DC for approximately $318.0 million, including the assumption by the buyer of approximately $117.0 million of mortgage indebtedness (See Note 5).  505 9th Street, N.W. is an approximately 322,000 net rentable square foot Class A office building. Net cash proceeds totaled approximately $194.6 million, of which the partners’ share was approximately $97.3 million. The Company recognized a gain on sale of real estate totaling approximately $199.5 million, of which approximately $101.1 million was allocated to the outside partners and is included within Noncontrolling Interests in Property Partnerships in the Company’s Consolidated Statements of Operations (See Note 3).
The following table reflects the activity of the noncontrolling interests in property partnerships for the nine months ended September 30, 2015 and 2014 (in thousands):

Balance at December 31, 2014	$1,602,467
Capital contributions	1,758
Net income	134,591
Accumulated other comprehensive loss	(3,540)
Distributions	(144,468)
Balance at September 30, 2015	$1,590,808

Balance at December 31, 2013	$726,132
Capital contributions	2,980
Net income	8,677
Distributions	(21,224)
Balance at September 30, 2014	$716,565

9. Stockholders’ Equity
As of September 30, 2015, the Company had 153,574,600 shares of Common Stock outstanding.
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
During the nine months ended September 30, 2015, the Company issued 418,870 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from third parties.
During the nine months ended September 30, 2015, the Company issued 11,447 shares of Common Stock in connection with the exercise of options to purchase Common Stock by certain employees.

On January 28, 2015, the Company paid a special cash dividend and regular quarterly dividend aggregating $5.15 per share of Common Stock to shareholders of record as of the close of business on December 31, 2014. On April 30, 2015, the Company paid a dividend of $0.65 per share of Common Stock to shareholders of record as of the close of business on March 31, 2015. On July 31, 2015, the Company paid a dividend of $0.65 per share of Common Stock to shareholders of record as of the close of business on June 30, 2015. On September 16, 2015, the Company’s Board of Directors declared a dividend of $0.65 per share of Common Stock payable on October 30, 2015 to shareholders of record as of the close of business on September 30, 2015.
Preferred Stock
As of September 30, 2015, the Company had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). The Company pays cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. The Company may not redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of the Company's REIT status. On or after March 27, 2018, the Company, at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates.
On February 17, 2015, the Company paid a dividend on its outstanding Series B Preferred Stock of $32.8125 per share. On May 15, 2015, the Company paid a dividend on its outstanding Series B Preferred Stock of $32.8125 per share. On August 17, 2015, the Company paid a dividend on its outstanding Series B Preferred Stock of $32.8125 per share. On September 16, 2015, the Company’s Board of Directors declared a dividend of $32.8125 per share of Series B Preferred Stock payable on November 16, 2015 to shareholders of record as of the close of business on November 5, 2015.
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

	For the three months ended September 30, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$184,082	153,595	$1.20
Allocation of undistributed earnings to participating securities	(221)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$183,861	153,595	$1.20
Effect of Dilutive Securities:
Stock Based Compensation	—	191	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$183,861	153,786	$1.20

	For the three months ended September 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$127,724	153,120	$0.83
Allocation of undistributed earnings to participating securities	(63)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$127,661	153,120	$0.83
Effect of Dilutive Securities:
Stock Based Compensation	—	153	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$127,661	153,273	$0.83

	For the nine months ended September 30, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$434,702	153,426	$2.83
Allocation of undistributed earnings to participating securities	(361)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$434,341	153,426	$2.83
Effect of Dilutive Securities:
Stock Based Compensation	—	399	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$434,341	153,825	$2.82

	For the nine months ended September 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$258,472	153,077	$1.69
Effect of Dilutive Securities:
Stock Based Compensation	—	151	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$258,472	153,228	$1.69

11. Stock Option and Incentive Plan
On January 21, 2015, the Company’s Compensation Committee approved the 2015 MYLTIP awards under the Company's 2012 Stock Option and Incentive Plan (the "2012 Plan") to certain officers and employees of the Company. The

2015 MYLTIP awards utilize TRS over a three-year measurement period, on an annualized, compounded basis, as the performance metric. Earned awards will be based on the Company's TRS relative to (i) the Cohen & Steers Realty Majors Portfolio Index (50% weight) and (ii) the NAREIT Office Index adjusted to exclude the Company (50% weight). Earned awards will range from $0 to a maximum of approximately $40.8 million depending on the Company's TRS relative to the two indices, with three tiers (threshold: approximately $8.2 million; target: approximately $16.3 million; high: approximately $40.8 million) and linear interpolation between tiers. Earned awards measured on the basis of relative TRS performance are subject to an absolute TRS component in the form of relatively simple modifiers that (A) reduce the level of earned awards in the event the Company’s annualized TRS is less than 0% and (B) cause some awards to be earned in the event the Company’s annualized TRS is more than 12% even though on a relative basis alone the Company’s TRS would not result in any earned awards.
Earned awards (if any) will vest 50% on February 4, 2018 and 50% on February 4, 2019, based on continued employment. Vesting will be accelerated in the event of a change in control, termination of employment by the Company without cause, or termination of employment by the award recipient for good reason, death, disability or retirement. If there is a change of control prior to February 4, 2018, earned awards will be calculated based on TRS performance up to the date of the change of control. The 2015 MYLTIP awards are in the form of LTIP Units issued on the grant date which (i) are subject to forfeiture to the extent awards are not earned and (ii) prior to the performance measurement date are only entitled to one-tenth (10%) of the regular quarterly distributions payable on OP Units.
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
During the nine months ended September 30, 2015, the Company issued 34,150 shares of restricted common stock, 190,563 LTIP Units (including 85,962 LTIP Units issued on January 1, 2015 to Mortimer B. Zuckerman, non-executive Chairman of the Board, pursuant to the Transition Benefits Agreement dated March 10, 2013) and 375,000 2015 MYLTIP Units to employees and non-employee directors under the 2012 Plan. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2015 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted, as adjusted for forfeitures, and the closing price of the Company’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted stock granted during the nine months ended September 30, 2015 were valued at approximately $4.8 million ($140.88 per share weighted-average). The LTIP Units granted (excluding the number issued to Mr. Zuckerman, as discussed above) were valued at approximately $13.5 million ($128.94 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair values of the LTIP Units granted were estimated on the dates of grant and for a substantial majority of such units were valued using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 1.47% and an expected price volatility of 26%. The value of the LTIP Units issued to Mr. Zuckerman was expensed between March 2013 and July 2014 in accordance with the vesting schedule set forth in the Transition Benefits Agreement. As the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in the Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units was approximately $5.9 million and $5.0 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $21.0 million and $21.0 million for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, there was $21.3 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units and 2012 OPP Units and $20.5 million of unrecognized compensation expense related to unvested 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.5 years.

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
Net Operating Income is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate Net Operating Income in the same manner. The Company considers Net Operating Income to be an appropriate supplemental measure to net income because it helps both investors and management to understand the core operations of the Company’s properties. The Company's management also uses Net Operating Income to evaluate regional property level performance and to make decisions about resource allocations. Further, the Company believes Net Operating Income is useful to investors as a performance measure because, when compared across periods, Net Operating Income reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspectives not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders.
Information by geographic area and property type (dollars in thousands):
For the three months ended September 30, 2015:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$173,412	$253,612	$71,720	$94,086	$592,830
Office/Technical	5,866	—	5,595	2,951	14,412
Residential	1,275	—	—	2,836	4,111
Hotel	12,619	—	—	—	12,619
Total	193,172	253,612	77,315	99,873	623,972
% of Grand Totals	30.96%	40.64%	12.39%	16.01%	100.00%
Rental Expenses:
Class A Office	70,178	88,496	24,864	30,943	214,481
Office/Technical	1,720	—	1,019	1,042	3,781
Residential	485	—	—	1,049	1,534
Hotel	8,125	—	—	—	8,125
Total	80,508	88,496	25,883	33,034	227,921
% of Grand Totals	35.32%	38.83%	11.36%	14.49%	100.00%
Net operating income	$112,664	$165,116	$51,432	$66,839	$396,051
% of Grand Totals	28.45%	41.69%	12.98%	16.88%	100.00%

For the three months ended September 30, 2014:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$176,788	$243,033	$61,691	$96,219	$577,731
Office/Technical	6,056	—	5,892	3,713	15,661
Residential	1,137	—	—	5,881	7,018
Hotel	11,918	—	—	—	11,918
Total	195,899	243,033	67,583	105,813	612,328
% of Grand Totals	31.99%	39.69%	11.04%	17.28%	100.00%
Rental Expenses:
Class A Office	69,026	82,335	22,484	32,898	206,743
Office/Technical	1,901	—	1,363	1,009	4,273
Residential	509	—	—	3,654	4,163
Hotel	7,585	—	—	—	7,585
Total	79,021	82,335	23,847	37,561	222,764
% of Grand Totals	35.47%	36.96%	10.71%	16.86%	100.00%
Net operating income	$116,878	$160,698	$43,736	$68,252	$389,564
% of Grand Totals	30.00%	41.25%	11.23%	17.52%	100.00%

For the nine months ended September 30, 2015:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$518,213	$753,142	$206,753	$278,706	$1,756,814
Office/Technical	18,028	—	16,808	8,946	43,782
Residential	3,584	—	—	11,192	14,776
Hotel	35,107	—	—	—	35,107
Total	574,932	753,142	223,561	298,844	1,850,479
% of Grand Totals	31.07%	40.70%	12.08%	16.15%	100.00%
Rental Expenses:
Class A Office	212,517	259,218	70,189	95,403	637,327
Office/Technical	5,485	—	2,930	3,257	11,672
Residential	1,505	—	—	5,106	6,611
Hotel	24,196	—	—	—	24,196
Total	243,703	259,218	73,119	103,766	679,806
% of Grand Totals	35.85%	38.13%	10.76%	15.26%	100.00%
Net operating income	$331,229	$493,924	$150,442	$195,078	$1,170,673
% of Grand Totals	28.29%	42.19%	12.85%	16.67%	100.00%

For the nine months ended September 30, 2014:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$520,857	$684,240	$173,749	$287,489	$1,666,335
Office/Technical	17,788	—	18,451	11,044	47,283
Residential	3,389	—	—	15,609	18,998
Hotel	32,478	—	—	—	32,478
Total	574,512	684,240	192,200	314,142	1,765,094
% of Grand Totals	32.55%	38.76%	10.89%	17.80%	100.00%
Rental Expenses:
Class A Office	206,242	231,668	63,078	98,818	599,806
Office/Technical	5,326	—	3,885	3,335	12,546
Residential	1,501	—	—	10,360	11,861
Hotel	21,697	—	—	—	21,697
Total	234,766	231,668	66,963	112,513	645,910
% of Grand Totals	36.35%	35.86%	10.37%	17.42%	100.00%
Net operating income	$339,746	$452,572	$125,237	$201,629	$1,119,184
% of Grand Totals	30.36%	40.43%	11.19%	18.02%	100.00%

The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties, Inc. common shareholders:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net Operating Income	$396,051	$389,564	$1,170,673	$1,119,184
Add:
Development and management services income	5,912	6,475	16,102	18,197
Income from unconsolidated joint ventures	2,647	4,419	20,559	10,069
Interest and other income	3,637	3,421	6,337	6,841
Gains on sales of real estate	199,479	41,937	294,563	41,937
Less:
General and administrative expense	20,944	22,589	72,019	75,765
Transaction costs	254	1,402	789	2,500
Depreciation and amortization expense	153,015	157,245	475,082	466,143
Losses (gains) from investments in securities	1,515	297	1,146	(651)
Interest expense	108,727	113,308	326,018	337,839
Noncontrolling interests in property partnerships	115,240	5,566	139,712	17,473
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	75	6	1,014
Noncontrolling interest—common units of the Operating Partnership	21,302	14,963	50,906	29,819
Preferred dividends	2,647	2,647	7,854	7,854
Net income attributable to Boston Properties, Inc. common shareholders	$184,082	$127,724	$434,702	$258,472

13. Subsequent Events
From October 1, 2015 through November 6, 2015, the Company entered into one forward-starting interest rate swap contract which fixes the 10-year swap rate at a rate of 2.129% per annum on a notional amount of $25.0 million. The interest rate swap contract was entered into in advance of a financing with a target commencement date in September 2016 and maturity in September 2026 (See Note 6). In addition, 767 Fifth Partners LLC, the consolidated entity in which the Company has a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City, entered into one forward-starting interest rate swap contract which fixes the 10-year swap rate at a rate of 2.379% per annum on a notional amount of$25.0 million. The interest rate swap contract was entered into in advance of a financing with a target commencement date in June 2017 and maturity in June 2027 (See Note 6).
On October 1, 2015, the Company completed the sale of a parcel of land within its Washingtonian North property located in Gaithersburg, Maryland for a gross sale price of approximately $13.3 million, which exceeds its carrying value. The parcel contains approximately 5.8 acres of the Company’s approximately 19.3 acre property.
On October 1, 2015, the Company used available cash to repay the mortgage loan collateralized by its Kingstowne Two and Kingstowne Retail properties located in Alexandria, Virginia totaling approximately $29.8 million. The mortgage loan bore interest at a fixed rate of 5.99% per annum and was scheduled to mature on January 1, 2016. There was no prepayment penalty.
On October 7, 2015, the Company entered into an agreement to sell its Innovation Place property for a gross sale price of $207.0 million, which exceeds its carrying value.  Innovation Place, located in San Jose, California, is a 26-acre site with one occupied and three vacant existing office buildings and a total of approximately 574,000 square feet (approximately 463,000 square feet of which are vacant) located at 3100-3130 Zanker Road.  Currently, the remainder of the site is used for 1,699 surface parking spaces but the land supports an additional 537,000 square feet of office/R&D development and two parking structures with a total of approximately 3,000 parking spaces.  However, the sale is subject to the satisfaction of closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated or at all.

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
Consistent with our core strategy, we make decisions with a long-term view to maximizing the value of individual assets and the portfolio. We own and manage many significant buildings with large tenants, and several of these tenants’ leases expire in 2015 and 2016 and we expect it will take time to re-lease this space. We are also planning proactive repositionings of several of our properties, including the retail and low-rise portions of 601 Lexington Avenue in New York City and 100 Federal Street in Boston, which will require significant investments and necessitate that space is vacated. For these reasons, despite the overall roll-up in rents on newly signed leases, we expect our projected 2016 growth in net operating income from our same property portfolio to be relatively flat compared to 2015. However, we believe we are well positioned to deliver significant growth in 2017 given our lease-up opportunities and expected contributions from our development deliveries.
During the third quarter, we signed leases for an aggregate of approximately 1.3 million square feet across our regions, which is consistent with our 10-year average, and our overall occupancy improved slightly from 91.1% to 91.3%. In addition, we saw roll-up in rents on second generation leases driven in particular by roll-ups in Boston and San Francisco, but we had a few transactions in New York and Washington, DC that muted the increase in rents for our overall leasing statistics.
We continue to see heavy activity across our entire New York portfolio, but we have limited current vacancy and limited rollover exposure through the end of 2015. With the exception of 250 West 55th Street, where we have leases out for our remaining pre-built suites and half-floor deals on two of the remaining three available floors, most of our current negotiations relate to future availability. At 601 Lexington Avenue, a property in which we have a 55% interest, we are in the planning stages of a major repositioning of the retail and low-rise portions of the building that would require tenants to vacate the entire 140,000 square feet of the low-rise portion. In addition, in order to move forward with these plans, we took back a floor at the top of the building and received a termination payment from the existing tenant so that we are now able to relocate a tenant from the low-rise portion. We expect this repositioning will result in a diminution of 2016 and 2017 occupancy and revenue, but we are making this decision with a long-term view of enhancing the value of the asset and the portfolio. At 767 Fifth Avenue (the General Motors Building), we are getting back approximately 80,000 square feet in July 2016 and, based on current market rents and demand for space of this quality, we expect that when we release the space, the new rents will be in excess of $80 per square foot greater than the expiring rents. We also have active interest from tenants ranging in size from 14,000 to 65,000 square feet for the space formerly occupied by FAO Schwartz at 767 Fifth Avenue (the General Motors Building), which we expect will be available in early 2017.
In our Washington, DC region, the overall leasing activity continues to be slow, though we were able to complete approximately 469,000 square feet of leasing in the third quarter. The Washington, DC Central Business District (“CBD”) continues to be very competitive because there has not been any significant increase in demand. We were able to complete a major renewal at 1330 Connecticut Avenue, where the existing tenant renewed for 15 years, commencing in 2017, on approximately 212,000 square feet of its current approximately 240,000 square feet with a roll-up in net rent of approximately 25%. As part of this transaction, we will be using approximately 52,000 square feet at 1333 New Hampshire Avenue as “swing space” which will be non-revenue producing. Also, our development at 601 Massachusetts Avenue opened in September 2015 and was delivered at an initial cash return in excess of 8%. The income contribution will ramp up in 2016 and fully contribute in 2017. Activity in Reston Town Center continues to be very strong, though we have limited availability because our vacancy rate is less than 3% while the overall vacancy rate in the Reston market is at 14%. We continue to see expansion by our existing tenants and strong tenant demand due to the combination of walkable retail, high-quality new multifamily, community programming and improving access to the Metro. Much of our current activity involves extending and expanding tenants by accommodating take-overs and sublets. The weakest subset of our Washington, DC portfolio is the GSA-related properties in

Springfield, Virginia and Annapolis, Maryland. While the user groups want and need space, GSA-mandated densification and lack of new defense appropriations have severely limited current demand.
In the Boston region, the expansion of the life sciences and technology industries continues to positively impact each of the submarkets in which we operate. Our Cambridge portfolio is essentially 100% leased and we have no short-term availability or near-term expirations. In spite of the significant volatility in the life science industry, as well as some job reductions by specific companies, there continues to be a flow of new tenants looking for space in Cambridge. The lack of available supply in Cambridge continues and is a challenge given the continued organic growth of the companies looking to grow within their existing market and new tenants in the marketplace. The Cambridge Redevelopment Authority made its submission to the City of Cambridge for the increased zoning of our Kendall Square project which, if approved, could provide us the ability to develop an additional 600,000 square feet of office and 400,000 square feet of residential space. In the Back Bay, we are now 71% pre-leased in the office space at our development at 888 Boylston Street. We also completed our first retail lease totaling approximately 18,000 square feet and are having extensive conversations with retailers on the remainder of the retail space, which we expect to open in the fall of 2016, a few months after the office building opens. Our repositioning and rebranding at 120 St. James Street, where we have an approximately 170,000 square foot block of availability, is complete and activity is positive. We have responded to three full block proposals in the last 90 days and each anticipates full utilization of the space in late 2017. At 200 Clarendon Street (formerly the John Hancock Tower), we completed approximately 88,000 square feet of leasing during the third quarter and are experiencing strong roll ups in rents. While we have seen interest from a few multi-floor users, the high-end demand in Boston has typically been for users seeking less than 30,000 square feet and, as a result, we expect to lease the vacant space at 200 Clarendon Street in smaller units with rent commencing at the end of 2016 or early 2017. At 100 Federal Street, a property in which we have a 55% interest, we are in active discussions with an existing tenant to relocate and extend its lease and another tenant to contract its space in order to accommodate a major lease with a new tenant who would lease the contraction space and much of the available space in the building. However, we do not expect revenue recognition to occur until late 2016 or 2017. These transactions will have a negative impact on our short-term financial performance, but we believe they will enhance the value of the assets over the longer term. Our Waltham submarket also continues to get stronger, driven by organic growth. This quarter, we completed 16 leases in our suburban portfolio for approximately 150,000 square feet and we have a similar amount under lease negotiations. All of our space at 10 CityPoint is committed and rents have increased 25% over the last 18 months.
Leasing activity in the San Francisco CBD and Silicon Valley submarkets remains healthy. Other than new developments, there are extremely limited large blocks of space available in the city. At Embarcadero Center, we completed leases for approximately 118,000 square feet of office space during the quarter. The largest deal was for approximately 41,000 square feet with a substantial increase in the rental rate from the prior lease for the space. We are also actively engaged with prospective full floor tenants on more than 350,000 square feet, including five currently vacant floors totaling approximately 117,000 square feet. The anticipated increase in the rental rate from in place leases is expected to be in excess of 50% on a gross basis and 75% on a net basis. In total, we have more than 1.0 million square feet of lease expirations at Embarcadero Center, through the end of 2017, where we believe the current market rents are well in excess of the expiring rents. At 535 Mission Street, we are now 89% leased and are negotiating leases on all but approximately 4,000 square feet. This building should be fully contributing by the third quarter of 2016 at a cash return that is greater than our original pro forma. At Salesforce Tower, we have approximately 700,000 square feet available. We are negotiating leases on 100,000 square feet and have active discussions with asset managers, hedge funds, venture capital firms, law firms, consulting firms, real estate brokerages and other non-tech service firms totaling more than 475,000 square feet. At Gateway, we expect our largest tenant to vacate approximately 187,000 square feet at the end of 2015. We believe the upgrade to the Caltrain station and its proximity to our Gateway properties will enhance our leasing prospects, but we expect it will take time to re-lease this space which will negatively impact our 2016 same property net operating income.

The table below details the leasing activity during the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	Square Feet
Vacant space available at the beginning of the period	3,674,612	3,442,468
Property dispositions/properties taken out of service	—	(73,258)
Properties placed in-service	611,603	669,823
Leases expiring or terminated during the period	1,567,419	4,785,653
Total space available for lease	5,853,634	8,824,686
1st generation leases	723,391	1,017,912
2nd generation leases with new tenants	885,637	2,365,279
2nd generation lease renewals	649,816	1,846,705
Total space leased (1)	2,258,844	5,229,896
Vacant space available for lease at the end of the period	3,594,790	3,594,790

Leases executed during the period, in square feet (2)	1,329,648	3,893,538

Second generation leasing information: (3)
Leases commencing during the period, in square feet	1,535,453	4,211,984
Weighted Average Lease Term	110 Months	101 Months
Weighted Average Free Rent Period	55 Days	46 Days
Total Transaction Costs Per Square Foot (4)	$59.78	$47.78
Increase in Gross Rents (5)	5.58%	5.36%
Increase in Net Rents (6)	7.97%	7.49%
___________________________

(1)	Represents leases for which rental revenue recognition has commenced in accordance with GAAP during the three and nine months ended September 30, 2015.

(2)
Represents leases executed during the three and nine months ended September 30, 2015 for which the Company either (1) commenced rental revenue recognition in such period or (2) will commence rental revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized in the three and nine months ended September 30, 2015 is 211,796 and 842,900, respectively.

(3)
Second generation leases are defined as leases for space that had previously been leased by the Company. Of the 1,535,453 and 4,211,984 square feet of second generation leases that commenced during the three and nine months ended September 30, 2015, respectively, leases for 1,323,657 and 3,409,233 square feet were signed in prior periods for the three and nine months ended September 30, 2015, respectively.

(4)	Total transaction costs include tenant improvements and leasing commissions and exclude free rent concessions and other inducements in accordance with GAAP.

(5)
Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 1,249,105 and 3,264,746 square feet of second generation leases that had been occupied within the prior 12 months for the three and nine months ended September 30, 2015, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

(6)
Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 1,249,105 and 3,264,746 square feet of second generation leases that had been occupied within the prior 12 months for the three and nine months ended September 30, 2015, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

Investor demand and pricing for real estate assets remains robust as positive rent growth, a significant yield gap and the potential for an appreciating U.S. dollar attracts both domestic and foreign investors to high-quality office assets in our core markets. However, going forward, pricing could be tested by the significant pipeline of real estate currently in the market, higher volatility in the public capital markets and the potential for increasing interest rates. We continue to actively underwrite acquisitions, but acquiring high-quality assets at acceptable returns is challenging in the current environment. Our fundamental capital strategy has not changed. We are continuing to sell selected assets and expect that a portion of the proceeds will be distributed and a portion will be reinvested in our development pipeline. We continue to deliver development properties at lower prices per square foot and materially higher yields than where existing assets are trading. We intend to remain disciplined in our underwriting and may seek to acquire existing buildings in ventures with private capital sources and enhance our returns through fees earned for providing our real estate management expertise.
As of September 30, 2015, our current development pipeline consists of 14 projects totaling approximately 4.7 million square feet. Our share of the total projected investment is approximately $2.7 billion, of which approximately $1.5 billion remains to be funded. During the third quarter, we commenced construction on two projects: a 164,000 square foot residential development located in Kendall Center (formerly Cambridge Center) in Cambridge, Massachusetts and a 514,000 square foot residential development located in Reston Town Center. In the aggregate, the commercial space in our developments is approximately 59% pre-leased. These projects will be delivered in the fourth quarter 2015 through 2018. In addition, we are working on several new developments for which construction has not commenced, including land parcels, options on sites or existing asset redevelopment opportunities. These include the first phase of North Station consisting of 360,000 square feet of retail and loft office space in Boston and significant improvement projects at 601 Lexington Avenue in New York City and 100 Federal Street in Boston, which will enhance and add high-value retail amenities to the buildings. The actual amount and timing of new development activities will depend on the completion of the entitlement and planning processes and in many cases some level of pre-leasing.

Transactions during the three months ended September 30, 2015 included the following:

•
Between July 1, 2015 and November 6, 2015, we entered into forward-starting interest rate swap contracts, including one contract entered into subsequent to September 30, 2015, which fix the 10-year swap rate on notional amounts aggregating $225.0 million. We have now entered into forward-starting interest rate swap contracts which fix the 10-year swap rate at a weighted-average rate of approximately 2.423% per annum on notional amounts aggregating $550.0 million. The interest rate swap contracts were entered into in advance of a financing with a target commencement date in September 2016 and maturity in September 2026.

In addition, between July 1, 2015 and November 6, 2015, our 767 Fifth Partners LLC consolidated entity (the entity in which we have a 60% interest and that owns 767 Fifth Avenue (the General Motors Building) in New York City) entered into forward-starting interest rate swap contracts, including one contract entered into subsequent to September 30, 2015, which fix the 10-year swap rate on notional amounts aggregating $125.0 million. 767 Fifth Partners LLC has now entered into forward-starting interest rate swap contracts which fix the 10-year swap rate at a weighted-average rate of approximately 2.762% per annum on notional amounts aggregating $275.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in June 2017 and maturity in June 2027.

•
On July 23, 2015, we commenced construction of our Cambridge Residential project, a residential project aggregating approximately 164,000 square feet comprised of 274 apartment units and approximately 9,000 square feet of retail space located in Cambridge, Massachusetts. On August 13, 2015, we acquired an approximately 8,700 square foot parcel of land necessary for the development for a purchase price of approximately $2.0 million.

•
On July 23, 2015, we commenced construction of our Reston Signature Site project, a residential project aggregating approximately 514,000 square feet comprised of 508 apartment units and approximately 24,000 square feet of retail space located in Reston Town Center in Reston, Virginia.

•
On July 31, 2015, we entered into a 99-year ground and air rights lease (the “Lease”) with the Massachusetts Department of Transportation (“MDOT”) with respect to the parking garage located at 100 Clarendon Street (the “Clarendon Garage”) and the concourse level of the Massachusetts Bay Transportation Authority’s Back Bay Station (the “Station”).  The Lease amends and restates the air rights lease which we had assumed in 2010 at the time it acquired its interests in both the Clarendon Garage and the office tower located at 200 Clarendon Street (formerly known as the John Hancock Tower).  The Lease requires us to pay a total of approximately $37.0 million and provides us with options to acquire certain air rights above both the Clarendon Garage and the Station with the amount of developable square footage associated with the air rights to be determined at a later date. The previous lease had 45 years remaining in its term.  Upon execution of the Lease, we made a $5.0 million payment and the Lease requires our remaining obligation to be used to fund improvements to the Station.

•
On August 14, 2015, we partially placed in-service 601 Massachusetts Avenue, a Class A office project with approximately 478,000 net rentable square feet located in Washington, DC. The property is 87% leased.

•
On September 9, 2015, we received a third interim distribution from our unsecured creditor claim against Lehman Brothers, Inc. totaling approximately $3.6 million, leaving a remaining claim of approximately $29.4 million that we believe has a market value of approximately $2.5 million. There can be no assurance as to the timing or amount of additional proceeds, if any, that we may ultimately realize on the claim.

•
On September 10, 2015, we partially placed in-service The Point (formerly 99 Third Avenue Retail), a retail project with approximately 17,000 net rentable square feet of retail space located in Waltham, Massachusetts. The property is 84% leased.

•
On September 15, 2015, we acquired our partner’s 50% interest in the consolidated entity that owns Fountain Square located in Reston Town Center in Reston, Virginia for cash of approximately $100.9 million plus working capital and closing prorations and the partner’s share of assumed mortgage indebtedness totaling approximately $105.6 million. Fountain Square is an office and retail complex aggregating approximately 759,000 net rentable square feet, comprised of approximately 522,000 net rentable square feet of Class A office space and approximately 237,000 net rentable square feet of retail space.

•
On September 18, 2015, a consolidated entity in which we have a 50% interest completed the sale of its 505 9th Street, N.W. property located in Washington, DC for approximately $318.0 million, including the assumption by the buyer of approximately $117.0 million of mortgage indebtedness.  Net cash proceeds totaled approximately $194.6 million, of which our share was approximately $97.3 million. We recognized a gain on sale of real estate totaling approximately $199.5 million, of which approximately $101.1 million was allocated to the outside partners and is included within Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations. 505 9th Street, N.W. is an approximately 322,000 net rentable square foot Class A office building.

•
On September 22, 2015, a joint venture in which we have a 50% interest completed and fully placed in-service Annapolis Junction Building Seven, a Class A office project with approximately 127,000 net rentable square feet located in Annapolis, Maryland. The property is 100% leased.

•
On September 30, 2015, a joint venture in which we have a 50% interest extended the loan collateralized by its Annapolis Junction Building Six property. At the time of the extension, the outstanding balance of the construction loan totaled approximately $13.4 million and was scheduled to mature on November 17, 2015. The extended loan has a total commitment amount of $15.9 million, bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on November 17, 2016. Annapolis Junction Building Six is a Class A office property with approximately 119,000 net rentable square feet located in Annapolis, Maryland.

Transactions completed subsequent to September 30, 2015 included the following:

•
On October 1, 2015, we completed the sale of a parcel of land within its Washingtonian North property located in Gaithersburg, Maryland for a gross sale price of approximately $13.3 million, which exceeds its carrying value. The parcel contains approximately 5.8 acres of our approximately 19.3 acre property.

•
On October 1, 2015, we used available cash to repay the mortgage loan collateralized by our Kingstowne Two and Kingstowne Retail properties located in Alexandria, Virginia totaling approximately $29.8 million. The mortgage loan bore interest at a fixed rate of 5.99% per annum and was scheduled to mature on January 1, 2016. There was no prepayment penalty.

•
On October 7, 2015, we entered into an agreement to sell our Innovation Place property for a gross sale price of $207.0 million, which exceeds its carrying value.  Innovation Place, located in San Jose, California, is a 26-acre site with one occupied and three vacant existing office buildings and a total of approximately 574,000 square feet (approximately 463,000 square feet of which are vacant) located at 3100-3130 Zanker Road.  Currently, the remainder of the site is used for 1,699 surface parking spaces but the land supports an additional 537,000 square feet of office/R&D development and two parking structures with a total of approximately 3,000 parking spaces.  We expect that the sale will close in the fourth quarter of 2015. However, the sale is subject to the satisfaction of closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated or at all.

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
Guidance in Accounting Standards Codification (“ASC”) 360 “Property Plant and Equipment” (“ASC 360”) requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that a sale of the property within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets, and the asset is written down to the lower of carrying value or fair market value, less cost to sell. On April 10, 2014, the Financial Accounting Standards

Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and we early adopted ASU 2014-08 during the first quarter of 2014. Our adoption of ASU 2014-08 resulted in the operating results and gain on sale of real estate from the operating property sold during the nine months ended September 30, 2015 not being reflected as Discontinued Operations in our Consolidated Statements of Operations (See Note 3 to the Consolidated Financial Statements).
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
For the three and nine months ended September 30, 2015, the impact of the net adjustments of rents from “above-” and “below-market” leases increased rental revenue by approximately $8.8 million and $28.4 million, respectively. For the three and nine months ended September 30, 2015, the impact of the straight-line rent adjustment increased rental revenue by approximately $16.0 million and $60.4 million, respectively. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 4 to the Consolidated Financial Statements.
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
If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 6.9 years as of September 30, 2015. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.
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
We receive management and development fees from third parties. Property management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis, because such fees are contingent upon the collection of rents. We review each development agreement and record development fees as earned. Profit on development fees earned from joint venture projects is recognized as revenue to the extent of the third-party partners’ ownership interest.
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
Recent Accounting Pronouncements
On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU No. 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and we early adopted ASU 2014-08 during the first quarter of 2014. Our adoption of ASU 2014-08 resulted in the operating results and gain on sale of real estate from the operating property sold during the nine months ended September 30, 2015 not being reflected as Discontinued Operations in our Consolidated Statements of Operations (See Note 3 to the Consolidated Financial Statements).
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. We do not expect the adoption of ASU 2015-02 to have a material impact on our consolidated financial statements.
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
Results of Operations
The following discussion is based on our Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014.
At September 30, 2015 and September 30, 2014, we owned or had interests in a portfolio of 171 and 172 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio is necessarily meaningful.

Therefore, the comparison of operating results for the three and nine months ended September 30, 2015 and 2014 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired, Development or Redevelopment or Sold Portfolios.
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
Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders, the most directly comparable GAAP financial measure, plus preferred dividends, income attributable to noncontrolling interests, depreciation and amortization, interest expense, transaction costs, general and administrative expense, less gains on sales of real estate, gains (losses) from investments in securities, income from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.
Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspectives not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders. NOI excludes certain components from net income attributable to Boston Properties, Inc. common shareholders in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income attributable to Boston Properties, Inc. common shareholders as presented in our Consolidated Financial Statements. NOI should not be considered as an alternative to net income attributable to Boston Properties, Inc. common shareholders as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. For a reconciliation of NOI to net income attributable to Boston Properties, Inc. commons shareholders, see Note 12 to the Consolidated Financial Statements.
Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014.
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 145 properties totaling approximately 37.6 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2014 and owned and in-service through September 30, 2015. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2014 or disposed of on or prior to September 30, 2015. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the nine months ended September 30, 2015 and 2014 with respect to the properties that were placed in-service, in development or redevelopment or sold. For the nine months ended September 30, 2015 and 2014 we did not acquire any properties.

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2015	2014	Increase/ (Decrease)	% Change	2015	2014	2015	2014	2015	2014	2015	2014	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,672,544	$1,636,438	$36,106	2.21%	$78,128	$22,819	$661	$1,648	$18,072	$42,453	$1,769,405	$1,703,358	$66,047	3.88%
Termination Income	31,193	10,260	20,933	204.03%	—	—	—	—	—	—	31,193	10,260	20,933	204.03%
Total Rental Revenue	1,703,737	1,646,698	57,039	3.46%	78,128	22,819	661	1,648	18,072	42,453	1,800,598	1,713,618	86,980	5.08%
Real Estate Operating Expenses	615,763	587,699	28,064	4.78%	26,650	9,496	254	783	6,334	14,374	649,001	612,352	36,649	5.98%
Net Operating Income, excluding residential and hotel	1,087,974	1,058,999	28,975	2.74%	51,478	13,323	407	865	11,738	28,079	1,151,597	1,101,266	50,331	4.57%
Residential Net Operating Income (1)	1,996	1,887	109	5.78%	4,959	96	—	—	1,210	5,154	8,165	7,137	1,028	14.40%
Hotel Net Operating Income (1)	10,911	10,781	130	1.21%	—	—	—	—	—	—	10,911	10,781	130	1.21%
Consolidated Net Operating Income (1)	1,100,881	1,071,667	29,214	2.73%	56,437	13,419	407	865	12,948	33,233	1,170,673	1,119,184	51,489	4.60%
Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	16,102	18,197	(2,095)	(11.51)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	72,019	75,765	(3,746)	(4.94)%
Transaction costs	—	—	—	—	—	—	—	—	—	—	789	2,500	(1,711)	(68.44)%
Depreciation and amortization	442,997	443,800	(803)	(0.18)%	29,084	10,051	806	427	2,195	11,865	475,082	466,143	8,939	1.92%
Total Other Expenses	442,997	443,800	(803)	(0.18)%	29,084	10,051	806	427	2,195	11,865	547,890	544,408	3,482	0.64%
Operating Income	657,884	627,867	30,017	4.78%	27,353	3,368	(399)	438	10,753	21,368	638,885	592,973	45,912	7.74%
Other Income:
Income from unconsolidated joint ventures											20,559	10,069	10,490	104.18%
Interest and other income											6,337	6,841	(504)	(7.37)%
Gains (losses) from investments in securities											(1,146)	651	(1,797)	(276.04)%
Other Expenses:
Interest expense											326,018	337,839	(11,821)	(3.50)%
Income Before Gains On Sales Of Real Estate											338,617	272,695	65,922	24.17%
Gains on sales of real estate											294,563	41,937	252,626	602.39%
Net Income											633,180	314,632	318,548	101.24%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships											(139,712)	(17,473)	(122,239)	(699.59)%
Noncontrolling interest—redeemable preferred units of the Operating Partnership											(6)	(1,014)	1,008	99.41%
Noncontrolling interest—common units of the Operating Partnership											(50,906)	(29,819)	(21,087)	(70.72)%
Net Income Attributable to Boston Properties, Inc.											442,556	266,326	176,230	66.17%
Preferred dividends											(7,854)	(7,854)	—	—%
Net Income Attributable to Boston Properties, Inc. Common Shareholders											$434,702	$258,472	$176,230	68.18%
_______________

(1)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 39. Residential Net Operating Income for the nine months ended September 30, 2015 and 2014 are comprised of Residential Revenue of $14,776 and $18,998 less Residential Expenses of $6,611 and $11,861, respectively. Hotel Net Operating Income for the nine months ended September 30, 2015 and 2014 are comprised of Hotel Revenue of $35,107 and $32,478 less Hotel Expenses of $24,196 and $21,697, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Rental Revenue
Rental revenue from the Same Property Portfolio increased approximately $36.1 million for the nine months ended September 30, 2015 compared to 2014. The increase was primarily the result of increases in revenue from our leases, other tenant recoveries and parking and other income of approximately $31.6 million, $3.2 million and $1.3 million, respectively. Rental revenue from our leases increased approximately $31.6 million as a result of our average revenue per square foot increasing by approximately $1.91, contributing approximately $48.8 million, partially offset by a decrease of approximately $17.2 million due to a decrease in average occupancy from 92.9% to 91.8%.
For fiscal 2016, we project our occupancy will remain relatively stable and average between 90%-92%. We expect our Same Property Portfolio NOI for 2016 to also be relatively flat compared to 2015, primarily due to the expected down-time following some large lease expirations in 2015 and 2016 and the repositioning of certain assets discussed in “-Overview” above.
Termination Income
Termination income increased by approximately $20.9 million for the nine months ended September 30, 2015 compared to 2014.
Termination income for the nine months ended September 30, 2015 related to thirty-two tenants across the Same Property Portfolio and totaled approximately $31.2 million, of which approximately $17.6 million, $3.9 million, $1.2 million and $0.4 million related to early terminations in our New York, San Francisco, Boston and Washington, DC regions, respectively. The termination income from the New York region was primarily due to our negotiated early terminations of a tenant at 767 Fifth Avenue (the General Motors Building), a tenant at 601 Lexington Avenue and a tenant in Princeton, New Jersey each in order to accommodate leasing the space to other tenants. Approximately $7.6 million of our termination income for the nine months ended September 30, 2015 was non-cash and resulted from the acceleration of “above-” and “below-market” lease revenue and straight-line rent adjustments.
In addition, on March 11, 2015 and September 9, 2015 we received the second and third interim distributions from our unsecured creditor claim against Lehman Brothers, Inc. totaling approximately $8.1 million, leaving a remaining claim of approximately $29.4 million (See Note 7 to the Consolidated Financial Statements). Recently, claims of similar priority to that of our remaining claim were quoted privately reflecting a value for our remaining claim of approximately $2.5 million; however, there can be no assurance as to the timing or amount of additional proceeds, if any, that we may receive.
Termination income for the nine months ended September 30, 2014 related to twenty-one tenants across the Same Property Portfolio and totaled approximately $10.3 million, of which approximately $7.1 million represented the initial interim distribution from our unsecured creditor claim against Lehman Brothers, Inc. (See Note 7 to the Consolidated Financial Statements).
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased approximately $28.1 million for the nine months ended September 30, 2015 compared to 2014 due primarily to (1) an increase of approximately $14.1 million, or 5.1%, in real estate taxes, which we primarily experienced in our New York CBD properties, (2) an increase of approximately $3.7 million, or 4.1%, in repairs and maintenance expense, which we primarily experienced in our Boston and New York CBD buildings and the Washington, DC region, (3) an increase of approximately $4.8 million, or 5.3%, in utilities expense in the Boston region and New York CBD buildings, (4) an increase of approximately $2.9 million, or 9.4%, in roads and grounds expense, which we primarily experienced in the Boston region and (5) an increase of approximately $2.6 million, or 2.5%, in other real estate operating expenses across the portfolio.
Depreciation and Amortization Expense
Depreciation and amortization expense for the Same Property Portfolio decreased approximately $0.8 million, or 0.2%, for the nine months ended September 30, 2015 compared to 2014.
Properties Placed In-Service Portfolio
We placed in-service or partially placed in-service seven properties between January 1, 2014 and September 30, 2015. Rental revenue, real estate operating expenses and depreciation and amortization expense from our Properties Placed In-Service Portfolio increased approximately $60.7 million, $17.7 million and $19.0 million, respectively, for the nine months ended September 30, 2015 compared to 2014 as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses			Depreciation and Amortization Expense
Name			Square Feet	2015	2014	Change	2015	2014	Change	2015	2014	Change
				(dollars in thousands)
Office
250 West 55th Street	Third Quarter, 2013	Third Quarter, 2014	986,823	$45,639	$14,052	$31,587	$17,432	$6,965	$10,467	$15,337	$4,845	$10,492
680 Folsom Street (1)	Fourth Quarter, 2013	Third Quarter, 2014	524,793	22,314	8,767	13,547	6,231	2,531	3,700	8,793	3,238	5,555
535 Mission Street	Fourth Quarter, 2014	N/A	307,000	7,234	—	7,234	2,523	—	2,523	2,017	—	2,017
690 Folsom Street	Fourth Quarter, 2014	N/A	26,080	700	—	700	164	—	164	264	—	264
601 Massachusetts Avenue	Third Quarter, 2015	N/A	478,000	2,224	—	2,224	299	—	299	476	—	476
The Point (formerly 99 Third Avenue Retail)	Third Quarter, 2015	N/A	16,500	17	—	17	1	—	1	6	—	6
			2,339,196	$78,128	$22,819	$55,309	$26,650	$9,496	$17,154	$26,893	$8,083	$18,810
Residential
The Avant at Reston Town Center(2)	Fourth Quarter, 2013	First Quarter, 2014	355,347	$8,012	$2,612	$5,400	$3,053	$2,516	$537	$2,191	$1,968	$223
			2,694,543	$86,140	$25,431	$60,709	$29,703	$12,012	$17,691	$29,084	$10,051	$19,033
_______________
(1) This property is a two-building complex.
(2) This property has 359 apartment units and 26,179 net rentable square feet of retail space.
Properties in Development or Redevelopment Portfolio
During the nine months ended September 30, 2015 and 2014, the Properties in Development or Redevelopment Portfolio consisted of our Reservoir Place North property located in Waltham, Massachusetts. We commenced redevelopment of this approximately 73,000 net rentable square foot Class A Office property on May 1, 2015 and it has an expected stabilization date in the first quarter of 2017. Prior to the commencement of redevelopment, this building was operational, and during the nine months ended September 30, 2015 and 2014, had revenue of approximately $0.7 million and $1.6 million, respectively, and approximately $0.3 million and $0.8 million of real estate operating expenses, respectively. In addition, during the nine months ended September 30, 2015 and 2014, the building had approximately $0.8 million and $0.4 million, respectively, of depreciation and amortization expense.
Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2014 and September 30, 2015. Rental revenue, real estate and operating expenses and depreciation and amortization expense from our Properties Sold Portfolio decreased approximately $34.1 million, $13.9 million and $9.7 million, respectively, for the nine months ended September 30, 2015 compared to 2014 as detailed below.

				Rental Revenue			Real Estate Operating Expenses			Depreciation and Amortization Expense
Name	Date sold	Property Type	Square Feet (sf) / Acres	2015	2014	Change	2015	2014	Change	2015	2014	Change
				(dollars in thousands)
Class A Office, Office/Technical and Land
Mountain View Technology Park (1)	July 29, 2014	Office /Technical	135,000 sf	$—	$2,603	$(2,603)	$—	$456	$(456)	$—	$1,782	$(1,782)
Mountain View Research Park Building Sixteen	July 29, 2014	Office /Technical	63,000 sf	—	1,510	(1,510)	—	235	(235)	—	1,012	(1,012)
Broad Run Business Park	August 22, 2014	Land Parcel	15.5 acres	—	909	(909)	—	240	(240)	—	8	(8)
Patriots Park (2)	October 2, 2014	Class A Office	706,000 sf	—	18,342	(18,342)	—	5,905	(5,905)	—	4,126	(4,126)
130 Third Avenue	October 24, 2014	Land Parcel	N/A	—	162	(162)	—	224	(224)	—	—	—
75 Ames Street	December 30, 2014	Land Parcel	N/A	—	344	(344)	—	—	—	—	—	—
505 9th Street, N.W. (3)	September 18, 2015	Class A Office	322,000 sf	18,072	18,583	(511)	6,334	7,314	(980)	2,074	2,523	(449)
				$18,072	$42,453	$(24,381)	$6,334	$14,374	$(8,040)	$2,074	$9,451	$(7,377)
Residential
Residences on The Avenue	March 17, 2015	Residential	323,050 sf (4)	$3,230	$12,998	$(9,768)	$2,020	$7,844	$(5,824)	$121	$2,414	$(2,293)
				$21,302	$55,451	$(34,149)	$8,354	$22,218	$(13,864)	$2,195	$11,865	$(9,670)
_______________
(1) This property is a seven-building complex.
(2) This property is a three-building complex.
(3) This property was owned by a consolidated entity in which we had a 50% interest.
(4)This property has 335 apartment units and approximately 50,000 net rentable square feet of retail space.

Other Operating Income and Expense Items
Residential Net Operating Income
Net operating income for our residential properties increased by approximately $1.0 million for the nine months ended September 30, 2015 compared to 2014.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf, the Residences on The Avenue and The Avant at Reston Town Center for the nine months ended September 30, 2015 and 2014. On March 17, 2015, we sold the Residences on The Avenue and therefore there is no information shown for the nine months ended September 30, 2015.

	The Lofts at Atlantic Wharf			Residences on The Avenue (1)			The Avant at Reston Town Center (2)
	2015	2014	Percentage Change	2015	2014	Percentage Change	2015	2014	Percentage Change
Average Physical Occupancy (3)	96.8%	96.4%	0.4%	N/A	91.8%	N/A	89.5%	29.2%	206.5%
Average Economic Occupancy (4)	97.6%	96.4%	1.2%	N/A	91.1%	N/A	87.6%	25.0%	250.4%
Average Monthly Rental Rate (5)	$4,027	$3,914	2.9%	N/A	$3,174	N/A	$2,257	$2,202	2.5%
Average Rental Rate Per Occupied Square Foot	$4.49	$4.37	2.7%	N/A	$3.89	N/A	$2.44	$2.40	1.7%
___________

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

(4)
Average Economic Occupancy is defined as total possible revenue less vacancy loss as a percentage of total possible revenue. Total possible revenue is determined by valuing average occupied units at contract rates and average vacant units at Market Rents. Vacancy loss is determined by valuing vacant units at current Market Rents. By measuring vacant units at their Market Rents, Average Economic Occupancy takes into account the fact that units of different sizes and locations within a residential property have different economic impacts on a residential property's total possible gross revenue. Market Rents used by us in calculating Economic Occupancy are based on the current market rates set by the managers of our residential properties based on their experience in renting their residential property's units and publicly available market data. Trends in market rents for a region as reported by others could vary. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.

(5)	Average Monthly Rental Rates are calculated by us as rental revenue in accordance with GAAP, divided by the weighted monthly average number of occupied units.

Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property increased by approximately $130,000 for the nine months ended September 30, 2015 compared to 2014. We expect our hotel net operating income for fiscal 2016 to be generally in line with 2015 and contribute between $13 million and $15 million.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the nine months ended September 30, 2015 and 2014.

	2015	2014	Percentage Change
Occupancy	84.1%	84.1%	—%
Average daily rate	$271.88	$249.98	8.8%
Revenue per available room, REVPAR	$294.63	$210.27	40.1%
Development and Management Services
Development and management services income decreased approximately $2.1 million for the nine months ended September 30, 2015 compared to 2014. Development income decreased by approximately $3.6 million partially offset by an increase in management service income of approximately $1.5 million. The decrease in development income is primarily due to decreases in fees associated with tenant improvement project management and the development fees earned from our Boston and Washington, DC third-party developments and our Washington, DC joint ventures. The increase in management fees is due primarily to an increase in tenant service income from our tenants. We expect our development and management services income for fiscal 2016 to be generally in line with 2015 and contribute between $20 million and $24 million.
General and Administrative
General and administrative expenses decreased approximately $3.7 million for the nine months ended September 30, 2015 compared to 2014 due primarily to the timing of the recognition of expenses under the Transition Benefits Agreement that we entered into with Mortimer B. Zuckerman in 2013. Because Mr. Zuckerman remained employed by us through July 1, 2014, he received, on January 1, 2015, a lump sum payment of $6.7 million and an equity award of LTIP Units with a targeted value of approximately $11.1 million. The cash payment and equity award vested in three equal installments on each of March 10, 2013, October 1, 2013 and July 1, 2014. As a result, we recognized approximately $4.0 million of compensation expense during the nine months ended September 30, 2014 related to the Transition Benefits Agreement that did not recur in 2015. We also had an approximately $1.8 million decrease in the value of our deferred compensation plan. These decreases were partially offset by the following increases: (1) approximately $1.1 million related to the net effect of the end of the measurement period for the 2011 OPP Awards, a decrease in the quarterly expense related to the 2012 OPP Awards due to certain members of senior management reached retirement age and therefore became fully vested and the issuance of the 2015 MYLTIP Units (See Note 11 to the Consolidated Financial Statements) and (2) an approximately $1.0 million increase in health care costs. We expect general and administrative expenses for fiscal 2016 to be slightly higher than 2015 and be between $102 million and $107 million. This estimate assumes a cost-of-living adjustment and the issuance in 2016 of a long-term compensation plan that is identical to the plan that we had in 2015. The projected increased expense associated with the long-

term compensation plan is due to the difference between the unvested expense remaining from the issuance of the 2013 MYLTIP Units compared to the expense that would be recognized during the first year of the new long-term compensation plan.
Wages directly related to the development and leasing of rental properties are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the nine months ended September 30, 2015 and 2014 were approximately $11.7 million and $11.0 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased approximately $1.7 million for the nine months ended September 30, 2015 compared to 2014. Transaction costs for both periods were primarily related to the formation of several new and pending joint ventures, pending and completed asset sales and the pursuit of other transactions, including acquisitions.
Other Income and Expense Items
Income from Unconsolidated Joint Ventures
For the nine months ended September 30, 2015 compared to 2014, income from unconsolidated joint ventures increased by approximately $10.5 million due primarily to an approximately $11.7 million increase in our share of net income from 901 New York Avenue in Washington, DC. During the nine months ended September 30, 2015, we received a distribution of approximately $24.5 million, which was generated from the excess loan proceeds from the joint venture’s refinancing of its mortgage loan to a new 10-year mortgage loan totaling $225.0 million.  Our allocation of income and distributions for the nine months ended September 30, 2015 was not proportionate to our nominal ownership interest as a result of the achievement of specified investment return thresholds, as provided for in the joint venture agreement. This increase was partially offset by approximately $1.7 million of termination income we received from our Metropolitan Square property in Washington, DC during the nine months ended September 30, 2014 that did not recur in 2015.
Interest and Other Income
Interest and other income decreased approximately $0.5 million for the nine months ended September 30, 2015 compared to 2014, primarily due to a tax refund we received from the District of Columbia during the nine months ended September 30, 2014 that did not recur during 2015.
Gains (Losses) from Investments in Securities
Gains (losses) from investments in securities for the nine months ended September 30, 2015 and 2014 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for our officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to our officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the nine months ended September 30, 2015 and 2014, we recognized gains (losses) of approximately $(1.1) million and $0.7 million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $(1.1) million and $0.7 million during the nine months ended September 30, 2015 and 2014, respectively, as a result of increases (decreases) in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

Interest Expense
Interest expense decreased approximately $11.8 million for the nine months ended September 30, 2015 compared to 2014 as detailed below:

Component	Change in interest expense for the nine months ended September 30, 2015 compared to September 30, 2014
(in thousands)
Increases to interest expense due to:
Reduction in capitalized interest (1)	$18,892
Total increases to interest expense	$18,892
Decreases to interest expense due to:
Redemption of $300.0 million in aggregate principal of our Operating Partnership's 5.625% senior notes due 2015 on December 15, 2014	$(12,705)
Redemption of $250.0 million in aggregate principal of our Operating Partnership's 5.000% senior notes due 2015 on December 15, 2014	(9,640)
Repayment of $747.5 million in aggregate principal of our Operating Partnership's 3.625% exchangeable senior notes due 2014 on February 18, 2014	(3,343)
Interest expense associated with the adjustment for the equity component allocation of our Operating Partnership's unsecured exchangeable debt (2)	(2,438)
Repayment of mortgage financings (3)	(1,769)
Other interest expense (excluding senior notes)	(437)
Sale of 505 9th Street, N.W. on September 18, 2015	(381)
Total decreases to interest expense	$(30,713)
Total change in interest expense	$(11,821)
___________

(1)
The decrease was primarily due to the completion of several development projects. For a list of developments placed in-service refer to “Results of Operations—Properties Placed In-Service Portfolio” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(2)	All of our Operating Partnership's exchangeable senior notes were repaid as of February 18, 2014.

(3)	Represents the repayment of New Dominion Technology Park Building Two mortgage loan.

Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. As properties are placed in-service, we cease capitalizing interest and interest is then expensed. Interest capitalized for the nine months ended September 30, 2015 and 2014 was approximately $25.9 million and $44.8 million, respectively. These costs are not included in the interest expense referenced above.
We anticipate interest expense for 2016 will be approximately $400 million to $420 million. This amount is net of approximately $38 million to $48 million of capitalized interest. These estimates assume that we will complete a $500 million financing during the fourth quarter of 2016. These estimates also assume that, aside from the $500 million financing, we will not incur any additional indebtedness, make additional prepayments or repurchases of existing indebtedness and that there will not be any fluctuations in interest rates or any changes in our development activity. If we elect to prepay or repurchase existing indebtedness prior to its maturity, we may incur prepayment penalties or realize the acceleration of amortized costs.
At September 30, 2015, our variable rate debt consisted of our Operating Partnership's $1.0 billion Unsecured Line of Credit, of which no amount was outstanding at September 30, 2015. For a summary of our consolidated debt as of September 30, 2015 and September 30, 2014 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
On September 18, 2015, a consolidated entity in which we have a 50% interest completed the sale of its 505 9th Street, N.W. property located in Washington, DC for approximately $318.0 million, including the assumption by the buyer of approximately $117.0 million of mortgage indebtedness.  Net cash proceeds totaled approximately $194.6 million, of which our share was approximately $97.3 million. We recognized a gain on sale of real estate totaling approximately $199.5 million, of which approximately $101.1 million was allocated to the outside partners and is included within Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations. 505 9th Street, N.W. is an approximately 322,000 net rentable square foot Class A office building.
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
Noncontrolling interests in property partnerships
Noncontrolling interests in property partnerships increased by approximately $122.2 million for the nine months ended September 30, 2015 compared to 2014 as detailed below.

Property	Date of Consolidation	Partners' noncontrolling interest for the nine months ended September 30,
		2015	2014	Change
		(in thousands)
505 9th Street (1)	October 1, 2007	$103,507	$1,739	$101,768
Fountain Square (2) (3)	October 4, 2012	5,121	8,796	(3,675)
767 Fifth Avenue (the General Motors Building) (4)	May 31, 2013	(13,946)	(12,957)	(989)
Times Square Tower	October 9, 2013	20,025	19,895	130
601 Lexington Avenue	October 30, 2014	14,985	—	14,985
100 Federal Street	October 30, 2014	3,005	—	3,005
Atlantic Wharf Office	October 30, 2014	7,015	—	7,015
		$139,712	$17,473	$122,239
___________

(1)
On September 18, 2015, we recognized a gain on sale of real estate totaling approximately $199.5 million, of which approximately $101.1 million was allocated to the outside partners (See Notes 3, 5 and 8 to the Consolidated Financial Statements).

(2)
On August 6, 2015, the parties amended the joint venture agreement to require us to acquire our partner's nominal 50% interest on September 15, 2015 for approximately $100.9 million in cash. As a result, we stopped accreting the changes in the redemption value through the Consolidated Statement of Operations as of August 6, 2015 (See Note 8 to the Consolidated Financial Statements).

(3)
During the nine months ended September 30, 2014, we made an out-of-period adjustment of approximately $1.9 million related to the cumulative non-cash adjustment to the accretion of the changes in the redemption value of the noncontrolling interest (See Note 2 to the Consolidated Financial Statements).

(4)
The net loss allocation is primarily due to the partners' share of the interest expense for the outside members' notes payable which was $22.8 million and $21.0 million for the nine months ended September 30, 2015 and 2014, respectively.

Noncontrolling interest - Common Units of the Operating Partnership
Noncontrolling interest-common units of the Operating Partnership increased by approximately $21.1 million for the nine months ended September 30, 2015 compared to 2014 due primarily to increases in allocable income, which included an approximately $15.8 million increase in gains related to the sale of real estate and the noncontrolling interest's ownership percentage.
Comparison of the three months ended September 30, 2015 to the three months ended September 30, 2014.
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 146 properties totaling approximately 38.0 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to July 1, 2014 and owned and in service through September 30, 2015. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after July 1, 2014 or disposed of on or prior to September 30, 2015. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended September 30, 2015 and 2014 with respect to the properties that were placed in-service, acquired, in development or redevelopment or sold. For the three months ended September 30, 2015 and 2014 we did not acquire any properties.

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2015	2014	Increase/ (Decrease)	% Change	2015	2014	2015	2014	2015	2014	2015	2014	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$560,990	$557,251	$3,739	0.67%	$31,524	$14,233	$—	$571	$5,139	$13,173	$597,653	$585,228	$12,425	2.12%
Termination Income	9,589	8,164	1,425	17.45%	—	—	—	—	—	—	9,589	8,164	1,425	17.45%
Total Rental Revenue	570,579	565,415	5,164	0.91%	31,524	14,233	—	571	5,139	13,173	607,242	593,392	13,850	2.33%
Real Estate Operating Expenses	207,392	200,764	6,628	3.30%	9,711	5,391	—	253	1,159	4,608	218,262	211,016	7,246	3.43%
Net Operating Income, excluding residential and hotel	363,187	364,651	(1,464)	(0.40)%	21,813	8,842	—	318	3,980	8,565	388,980	382,376	6,604	1.73%
Residential Net Operating Income (1)	2,577	1,348	1,229	91.17%	—	—	—	—	—	1,507	2,577	2,855	(278)	(9.74)%
Hotel Net Operating Income (1)	4,494	4,333	161	3.72%	—	—	—	—	—	—	4,494	4,333	161	3.72%
Consolidated Net Operating Income (1)	370,258	370,332	(74)	(0.02)%	21,813	8,842	—	318	3,980	10,072	396,051	389,564	6,487	1.67%
Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	5,912	6,475	(563)	(8.69)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	20,944	22,589	(1,645)	(7.28)%
Transaction costs	—	—	—	—	—	—	—	—	—	—	254	1,402	(1,148)	(81.88)%
Depreciation and amortization	143,267	148,396	(5,129)	(3.46)%	9,422	5,156	—	142	326	3,551	153,015	157,245	(4,230)	(2.69)%
Total Other Expenses	143,267	148,396	(5,129)	(3.46)%	9,422	5,156	—	142	326	3,551	174,213	181,236	(7,023)	(3.88)%
Operating Income	226,991	221,936	5,055	2.28%	12,391	3,686	—	176	3,654	6,521	227,750	214,803	12,947	6.03%
Other Income:
Income from unconsolidated joint ventures											2,647	4,419	(1,772)	(40.10)%
Interest and other income											3,637	3,421	216	6.31%
Other Expenses:
Losses from investments in securities											1,515	297	1,218	410.10%
Interest expense											108,727	113,308	(4,581)	(4.04)%
Income Before Gains on Sales of Real Estate											123,792	109,038	14,754	13.53%
Gains on sales of real estate											199,479	41,937	157,542	375.66%
Net Income											323,271	150,975	172,296	114.12%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships											(115,240)	(5,566)	(109,674)	(1,970.43)%
Noncontrolling interest—redeemable preferred units of the Operating Partnership											—	(75)	75	100.00%
Noncontrolling interest—common units of the Operating Partnership											(21,302)	(14,963)	(6,339)	(42.36)%
Net Income Attributable to Boston Properties, Inc.											186,729	130,371	56,358	43.23%
Preferred dividends											(2,647)	(2,647)	—	—%
Net Income Attributable to Boston Properties, Inc. Common Shareholders											$184,082	$127,724	$56,358	44.12%
_______________

(1)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 39. Residential Net Operating Income for the three months ended September 30, 2015 and 2014 are comprised of Residential Revenue of $4,111 and $7,018 less Residential Expenses of $1,534 and $4,163, respectively. Hotel Net Operating Income for the three months ended September 30, 2015 and 2014 are comprised of Hotel Revenue of $12,619 and $11,918 less Hotel Expenses of $8,125 and $7,585, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Rental Revenue
Rental revenue from the Same Property Portfolio increased approximately $3.7 million for the three months ended September 30, 2015 compared to 2014. The increase was primarily the result of an increase of approximately $3.4 million in revenue from our leases and an increase in other tenant recoveries, parking income and other income of approximately $0.3 million. Rental revenue from our leases increased approximately $3.4 million as a result of our average revenue per square foot increasing by approximately $1.11, contributing approximately $9.5 million, partially offset by a decrease of approximately $6.1 million due to a decrease in average occupancy from 92.9% to 91.7%.
Termination Income
Termination income increased by approximately $1.4 million for the three months ended September 30, 2015 compared to 2014.
Termination income for the three months ended September 30, 2015 related to fourteen tenants across the Same Property Portfolio and totaled approximately $9.6 million, of which approximately $4.6 million and $1.3 million related to early terminations in our New York and San Francisco regions, respectively, and $0.1 million related to early terminations in the Boston and Washington, DC regions. The termination income from the New York region was primarily due to our negotiated early terminations of a tenant at 767 Fifth Avenue (the General Motors Building), a tenant at 601 Lexington Avenue and a tenant in Princeton, New Jersey each in order to accommodate leasing the space to other tenants. Approximately $2.5 million of our termination income for the three months ended September 30, 2015 was non-cash and resulted from the acceleration of “above-” and “below-market” lease revenue and straight-line rent adjustments.
In addition, on September 9, 2015 we received the third interim distribution from our unsecured creditor claim against Lehman Brothers, Inc. totaling approximately $3.6 million, leaving a remaining claim of approximately $29.4 million (See Note 7 to the Consolidated Financial Statements). Recently, claims of similar priority to that of our remaining claim were quoted privately reflecting a value for our remaining claim of approximately $2.5 million; however, there can be no assurance as to the timing or amount of additional proceeds, if any, that we may receive.
Termination income for the three months ended September 30, 2014 related to nine tenants across the Same Property Portfolio and totaled approximately $8.2 million, of which approximately $7.7 million related to an initial distribution we received from our unsecured creditor claim against Lehman Brothers, Inc. (See Note 7 to the Consolidated Financial Statements).
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased approximately $6.6 million for the three months ended September 30, 2015 compared to 2014 due primarily to (1) an increase of approximately $3.8 million, or 4.0%, in real estate taxes, which we primarily experienced in our New York region, (2) an increase of approximately $1.4 million, or 4.4%, in utilities expense primarily due to an increase in electricity expense in the Boston region and (3) an increase of approximately $1.4 million, or 2.0%, in other real estate operating expenses across the portfolio.
Depreciation and Amortization Expense
Depreciation and amortization expense for the Same Property Portfolio decreased approximately $5.1 million, or 3.5%, for the three months ended September 30, 2015 compared to 2014 primarily due to a decrease in depreciation and amortization at 200 Clarendon Street (formerly the John Hancock Tower) in Boston, Massachusetts due to several lease expirations during 2014 and earlier in 2015. Leasehold improvements and leasing commissions are depreciated and amortized over their respective lease terms, as such, when the lease term expires these assets are fully depreciated therefore causing the decrease in depreciation for the three months ended September 30, 2015 compared to 2014.
Properties Placed In-Service Portfolio
We placed in-service or partially placed in-service six properties between July 1, 2014 and September 30, 2015. Rental revenue, real estate operating expenses and depreciation and amortization expense from our Properties Placed In-Service Portfolio increased approximately $17.3 million, $4.3 million and $4.3 million, respectively, for the three months ended September 30, 2015 compared to 2014 as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses			Depreciation and Amortization Expense
Name			Square Feet	2015	2014	Change	2015	2014	Change	2015	2014	Change
				(dollars in thousands)
250 West 55th Street	Third Quarter, 2013	Third Quarter, 2014	986,823	$17,711	$8,030	$9,681	$6,000	$3,717	$2,283	$5,182	$2,951	$2,231
680 Folsom Street (1)	Fourth Quarter, 2013	Third Quarter, 2014	524,793	7,784	6,203	1,581	2,191	1,674	517	2,781	2,205	576
535 Mission Street	Fourth Quarter, 2014	N/A	307,000	3,526	—	3,526	1,153	—	1,153	890	—	890
690 Folsom Street	Fourth Quarter, 2014	N/A	26,080	262	—	262	67	—	67	87	—	87
601 Massachusetts Avenue	Third Quarter, 2015	N/A	478,000	2,224	—	2,224	299	—	299	476	—	476
The Point (formerly 99 Third Avenue Retail)	Third Quarter, 2015	N/A	16,500	17	—	17	1	—	1	6	—	6
			2,339,196	$31,524	$14,233	$17,291	$9,711	$5,391	$4,320	$9,422	$5,156	$4,266
_______________
(1) This property is a two-building complex.
Properties in Development or Redevelopment Portfolio
During the three months ended September 30, 2014, the Properties in Development or Redevelopment Portfolio consisted of our Reservoir Place North property located in Waltham, Massachusetts. We commenced redevelopment of this approximately 73,000 net rentable square foot Class A Office property on May 1, 2015 and it has an expected stabilization date in the first quarter of 2017. Prior to the commencement of redevelopment, this building was operational, and during the three months ended September 30, 2014, had revenue and real estate operating expenses of approximately $0.6 million and $0.3 million, respectively. In addition, during the three months ended September 30, 2014, the building had approximately $0.1 million of depreciation and amortization expense.
Properties Sold Portfolio
The table below lists the properties we sold between July 1, 2014 and September 30, 2015. Rental revenue, real estate operating expenses and depreciation and amortization expense from our Properties Sold Portfolio decreased approximately $12.3 million, $6.2 million and $3.2 million, respectively, for the three months ended September 30, 2015 compared to 2014 as detailed below.

				Rental Revenue			Real Estate Operating Expenses			Depreciation and Amortization Expense
Name	Date sold	Property Type	Square Feet (sf) / Acres	2015	2014	Change	2015	2014	Change	2015	2014	Change
				(dollars in thousands)
Class A Office, Office/Technical and Land
Mountain View Technology Park (1)	July 29, 2014	Office /Technical	135,000 sf	$—	$358	$(358)	$—	$96	$(96)	$—	$370	$(370)
Mountain View Research Park Building Sixteen	July 29, 2014	Office /Technical	63,000 sf	—	226	(226)	—	60	(60)	—	148	(148)
Broad Run Business Park	August 22, 2014	Land Parcel	15.5 acres	—	175	(175)	—	53	(53)	—	1	(1)
Patriots Park (2)	October 2, 2014	Class A Office	706,000 sf	—	6,102	(6,102)	—	1,895	(1,895)	—	1,353	(1,353)
130 Third Avenue	October 24, 2014	Land Parcel	N/A	—	—	—	—	40	(40)	—	—	—
75 Ames Street	December 30, 2014	Land Parcel	N/A	—	115	(115)	—	—	—	—	—	—
505 9th Street, N.W. (3)	September 18, 2015	Class A Office	322,000 sf	5,139	6,197	(1,058)	1,159	2,464	(1,305)	326	874	(548)
				$5,139	$13,173	$(8,034)	$1,159	$4,608	$(3,449)	$326	$2,746	$(2,420)
Residential
Residences on The Avenue	March 17, 2015	Residential	323,050 sf (4)	$—	$4,265	$(4,265)	$—	$2,758	$(2,758)	$—	$805	$(805)
				$5,139	$17,438	$(12,299)	$1,159	$7,366	$(6,207)	$326	$3,551	$(3,225)
___________
(1) This property is a seven-building complex.
(2) This property is a three-building complex.
(3) This property was owned by a consolidated entity in which we had a 50% interest.
(4)This property has 335 apartment units and approximately 50,000 net rentable square feet of retail space.

Operating Income and Expense Items
Residential Net Operating Income
Net operating income for our residential properties decreased by approximately $0.3 million for the three months ended September 30, 2015 compared to 2014.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and The Avant at Reston Town Center for the three months ended September 30, 2015 and 2014. On March 17, 2015, we sold the Residences on The Avenue and therefore there is no information shown for the three months ended September 30, 2015.

	The Lofts at Atlantic Wharf			Residences on The Avenue (1)			The Avant at Reston Town Center (2)
	2015	2014	Percentage Change	2015	2014	Percentage Change	2015	2014	Percentage Change
Average Physical Occupancy (3)	95.4%	96.9%	(1.5)%	N/A	91.7%	N/A	94.4%	51.3%	84.0%
Average Economic Occupancy (4)	97.1%	96.1%	1.0%	N/A	91.0%	N/A	93.9%	46.8%	100.6%
Average Monthly Rental Rate (5)	$4,054	$3,903	3.9%	N/A	$3,163	N/A	$2,264	$2,268	(0.2)%
Average Rental Rate Per Occupied Square Foot	$4.53	$4.36	3.9%	N/A	$3.88	N/A	$2.45	$2.47	(0.8)%
___________

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

(4)
Average Economic Occupancy is defined as total possible revenue less vacancy loss as a percentage of total possible revenue. Total possible revenue is determined by valuing average occupied units at contract rates and average vacant units at Market Rents. Vacancy loss is determined by valuing vacant units at current Market Rents. By measuring vacant units at their Market Rents, Average Economic Occupancy takes into account the fact that units of different sizes and locations within a residential property have different economic impacts on a residential property's total possible gross revenue. Market Rents used by us in calculating Economic Occupancy are based on the current market rates set by the managers of our residential properties based on their experience in renting their residential property's units and publicly available market data. Trends in market rents for a region as reported by others could vary. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.

(5)	Average Monthly Rental Rates are calculated by us as rental revenue in accordance with GAAP, divided by the weighted monthly average number of occupied units.

Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property increased by approximately $0.2 million for the three months ended September 30, 2015 compared to 2014.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended September 30, 2015 and 2014.

	2015	2014	Percentage Change
Occupancy	86.8%	87.3%	(0.6)%
Average daily rate	$288.43	$269.91	6.9%
Revenue per available room, REVPAR	$250.41	$235.51	6.3%
Development and Management Services
Development and management services income decreased approximately $0.6 million for the three months ended September 30, 2015 compared to 2014. Development income decreased by approximately $1.2 million, which was partially offset by an increase in management service income of approximately $0.6 million. The decrease in development income is primarily due to decreases in development fees from our Boston and Washington, DC third-party developments and our Washington, DC joint ventures. The increase in management service income is primarily due to service income that we have received from our tenants.
General and Administrative
General and administrative expenses decreased approximately $1.6 million for the three months ended September 30, 2015 compared to 2014 due primarily to a decrease in overall compensation expense partially offset by an increase in taxes.
Wages directly related to the development and leasing of rental properties are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the three months ended September 30, 2015 and 2014 were approximately $4.1 million and $3.4 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased approximately $1.1 million for the three months ended September 30, 2015 compared to 2014. Transaction costs for both periods were primarily related to the formation of several new and pending joint ventures, pending and completed asset sales and the pursuit of other transactions, including acquisitions.
Other Income and Expense Items
Income from Unconsolidated Joint Ventures
For the three months ended September 30, 2015 compared to 2014, income from unconsolidated joint ventures decreased by approximately $1.8 million, which was primarily due to approximately $1.7 million of termination income we received from a tenant at Metropolitan Square in Washington, DC during the three months ended September 30, 2014 that did not recur in 2015.

Losses from Investments in Securities
Losses from investments in securities for the three months ended September 30, 2015 and 2014 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for our officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to our officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as losses from investments in securities. During the three months ended September 30, 2015 and 2014, we recognized losses of approximately $1.5 million and $0.3 million, respectively, on these investments. By comparison, our general and administrative expense decreased by approximately $1.5 million and $0.3 million during the three months ended September 30, 2015 and 2014, respectively, as a result of decreases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.
Interest Expense
Interest expense decreased approximately $4.6 million for the three months ended September 30, 2015 compared to 2014 as detailed below:

Component	Change in interest expense for the three months ended September 30, 2015 compared to September 30, 2014
(in thousands)
Increases to interest expense due to:
Reduction in capitalized interest (1)	$3,123
Other interest expense (excluding senior notes)	54
Total increases to interest expense	$3,177
Decreases to interest expense due to:
Redemption of $300.0 million in aggregate principal of our Operating Partnership's 5.625% senior notes due 2015 on December 15, 2014	$(4,235)
Redemption of $250.0 million in aggregate principal of our Operating Partnership's 5.000% senior notes due 2015 on December 15, 2014	(3,213)
Sale of 505 9th Street, N.W. on September 18, 2015	(310)
Total decreases to interest expense	$(7,758)
Total change in interest expense	$(4,581)
___________

(1)
The decrease was primarily due to the completion of several development projects. For a list of developments placed in-service refer to “Results of Operations—Properties Placed In-Service Portfolio” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. As properties are placed in-service, we cease capitalizing interest and interest is then expensed. Interest capitalized for the three months ended September 30, 2015 and 2014 was approximately $9.1 million and $12.2 million, respectively. These costs are not included in the interest expense referenced above.
At September 30, 2015, our variable rate debt consisted of our Operating Partnership's $1.0 billion Unsecured Line of Credit, of which no amount was outstanding at September 30, 2015. For a summary of our consolidated debt as of September 30, 2015 and September 30, 2014 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Gains on Sales of Real Estate
On September 18, 2015, a consolidated entity in which we have a 50% interest completed the sale of its 505 9th Street, N.W. property located in Washington, DC for approximately $318.0 million, including the assumption by the buyer of approximately $117.0 million of mortgage indebtedness.  Net cash proceeds totaled approximately $194.6 million, of which our share was approximately $97.3 million. We recognized a gain on sale of real estate totaling approximately $199.5 million, of which approximately $101.1 million was allocated to the outside partners and is included within Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations. 505 9th Street, N.W. is an approximately 322,000 net rentable square foot Class A office building.
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
Noncontrolling interests in property partnerships
Noncontrolling interests in property partnerships increased by approximately $109.7 million for the three months ended September 30, 2015 compared to 2014 as detailed below.

Property	Date of Consolidation	Partners’ noncontrolling interests for the three months ended September 30,
		2015	2014	Change
		(in thousands)
505 9th Street (1)	October 1, 2007	$102,224	$562	$101,662
Fountain Square (2)	October 4, 2012	680	2,327	(1,647)
767 Fifth Avenue (the General Motors Building) (3)	May 31, 2013	(3,308)	(3,789)	481
Times Square Tower	October 9, 2013	6,511	6,466	45
601 Lexington Avenue	October 30, 2014	5,857	—	5,857
100 Federal Street	October 30, 2014	975	—	975
Atlantic Wharf Office	October 30, 2014	2,301	—	2,301
		$115,240	$5,566	$109,674
___________

(1)
On September 18, 2015, we recognized a gain on sale of real estate totaling approximately $199.5 million, of which approximately $101.1 million was allocated to the outside partners (See Notes 3, 5 and 8 to the Consolidated Financial Statements).

(2)
On August 6, 2015, the parties amended the joint venture agreement to require us to acquire our partner's nominal 50% interest on September 15, 2015 for approximately $100.9 million in cash. As a result, we stopped accreting the changes in the redemption value through the Consolidated Statement of Operations as of August 6, 2015 (See Note 8 to the Consolidated Financial Statements).

(3)
The net loss allocation is primarily due to the partners' share of the interest expense for the outside members’ notes payable which was $7.8 million and $7.1 million for the three months ended September 30, 2015 and 2014, respectively.

Noncontrolling interest - Common Units of the Operating Partnership
Noncontrolling interest-common units of the Operating Partnership increased by approximately $6.3 million for the three months ended September 30, 2015 compared to 2014 due primarily to an increase in allocable income, which included an approximately $5.8 million increase in gains related to the sale of real estate partially offset by a decrease in the noncontrolling interest's ownership percentage.

Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	fund capital expenditures, including major renovations, tenant improvements and leasing costs;

•	fund development costs;

•	fund possible property acquisitions;

•	fund dividend requirements on our Series B Preferred Stock; and

•	make the minimum distribution required to maintain our REIT qualification under the Internal Revenue Code of 1986, as amended.
We expect to satisfy these needs using one or more of the following:

•	cash flow from operations;

•	distribution of cash flows from joint ventures;

•	cash and cash equivalent balances;

•	construction loans;

•	secured and unsecured indebtedness (including unsecured exchangeable indebtedness);

•	issuances of our equity securities and/or additional preferred or common units of partnership interest in our Operating Partnership;

•	our Operating Partnership’s Unsecured Line of Credit or other short-term bridge facilities; and

•	sales of real estate or ownership interests in our assets.
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

The following table presents information on properties under construction as of September 30, 2015 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)	Estimated Total Investment(1)	Percentage Leased (2)
Office
690 Folsom Street (3)	First Quarter, 2016	San Francisco, CA	1	26,080	$14,671	$17,900	100%
804 Carnegie Center	First Quarter, 2016	Princeton, NJ	1	130,000	30,504	47,000	100%
The Point (formerly 99 Third Avenue Retail) (4)	Second Quarter, 2016	Waltham, MA	1	16,500	16,335	16,900	84%
535 Mission Street (5)	Third Quarter, 2016	San Francisco, CA	1	307,000	190,507	215,000	89%
1265 Main Street (50% ownership)	Fourth Quarter, 2016	Waltham, MA	1	115,000	7,995	26,090	100%
Prudential Center Retail Expansion	Fourth Quarter, 2016	Boston, MA	—	15,000	9,331	9,980	100%
Annapolis Junction Building Eight (50% ownership) (6)	First Quarter, 2017	Annapolis, MD	1	125,000	12,216	18,500	—%
10 CityPoint	Second Quarter, 2017	Waltham, MA	1	245,000	56,831	100,400	82%
601 Massachusetts Avenue (7)	Fourth Quarter, 2017	Washington, DC	1	478,000	298,357	360,760	87%
888 Boylston Street	Fourth Quarter, 2017	Boston, MA	1	425,000	116,029	271,500	68%
Salesforce Tower (95% ownership)	First Quarter, 2019	San Francisco, CA	1	1,400,000	404,171	1,073,500	51%
Dock72 at the Brooklyn Navy Yard (50% ownership)	First Quarter, 2020	Brooklyn, NY	1	670,000	10,064	204,900	33%
Total Office Properties under Construction			11	3,952,580	$1,167,011	$2,362,430	61%
Residential
Cambridge Residential / 88 Ames (274 units)	First Quarter, 2019	Cambridge, MA	1	164,000	$7,025	$140,170	N/A
Reston Signature Site (508 units)	Second Quarter, 2020	Reston, VA	1	514,000	23,059	217,232	N/A
Total Residential Properties under Construction			2	678,000	$30,084	$357,402	N/A
Redevelopment Properties
Reservoir Place North	First Quarter, 2017	Waltham, MA	1	73,000	$3,258	$24,510	—%
Total Properties under Construction and Redevelopment			14	4,703,580	$1,200,353	$2,744,342	59%	(8)
___________

(1)	Represents our share. Includes net revenue during lease up period, acquisition expenses and approximately $93.4 million of construction cost and leasing commission accruals.

(2)	Represents percentage leased as of November 2, 2015, includes leases with future commencement dates.

(3)	As of November 2, 2015, this property was 55% placed in-service.

(4)	As of November 2, 2015, this property was 39% placed in-service.

(5)	As of November 2, 2015, this property was 66% placed in-service.

(6)	This project has a construction loan.

(7)	As of November 2, 2015, this property was 81% placed in-service.

(8)	Includes approximately 33,000 square feet of retail space from residential developments which is 0% leased.

Contractual rental revenue, recoveries from tenants, other income from operations, available cash balances and draws on our Operating Partnership's Unsecured Line of Credit are our principal sources of capital used to pay operating expenses, debt service, recurring capital expenditures and the minimum distribution required to enable us to maintain our REIT qualification. We seek to maximize income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our property management, leasing, and development and construction businesses, as well as the sale of assets from time to time. We believe our revenue, together with our cash balances and proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs.
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
In 2015, we commenced new development projects with an aggregate estimated total investment of approximately $843.9 million (of which our share is approximately $612.9 million). Our primary uses of capital will be the completion of our ongoing developments, which, through 2020, have remaining costs to fund of approximately $1.8 billion (of which our share is approximately $1.5 billion), and our 2016 and 2017 debt maturities, which are discussed below. As of September 30, 2015, we had approximately $1.4 billion of cash and cash equivalents to complete these developments on our Consolidated Balance Sheet. We believe that our strong liquidity, including available cash as of November 2, 2015 of approximately $1.0 billion and the approximately $970.0 million available under our Operating Partnership's Unsecured Line of Credit, proceeds from potential asset sales and debt financings provide sufficient liquidity to fund our remaining capital requirements on existing development projects and pursue additional attractive investment opportunities. We also have full availability under our $600 million ATM program.
Although, we have no debt maturities through the remainder of 2015, we are focused on our maturities in 2016 and 2017, which, excluding the repayment of Kingstowne Two and Kingstowne Retail which occurred on October 1, 2015, consist of eight mortgage loans totaling approximately $3.5 billion (of which our share of consolidated and unconsolidated joint ventures is approximately $2.9 billion). These loans have a weighted-average coupon/stated interest rate of approximately 5.8% per annum. In this regard, we continue to evaluate costs associated with an early refinancing of existing mortgage debt, or a portion of these maturities, which may result in the incurrance of related prepayment penalties and the acceleration of unamortized costs.
To reduce the risk associated with future interest rate increases, we have entered into seventeen forward-starting interest rate swap contracts, including one subsequent to September 30, 2015, which fix the 10-year swap rate at a weighted-average rate of 2.423% per annum on notional amounts aggregating $550 million. These swaps are targeting the refinancing of our $750 million mortgage loan at 599 Lexington Avenue in New York, which has a maturity date of March 1, 2017, and can be prepaid without penalty beginning in September 2016.
In addition, 767 Fifth Partners LLC, which is the consolidated entity in which we have a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City, entered into ten forward-starting interest rate swap contracts, including one subsequent to September 30, 2015, which fix the 10-year swap rate at a weighted-average rate of approximately 2.762% per annum on notional amounts aggregating $275 million. These swaps are targeting the refinancing of the property’s mortgage loans totaling $1.6 billion that mature on October 7, 2017 but can be prepaid without penalty beginning in June 2017.
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
Cash and cash equivalents were approximately $1.4 billion and $0.8 billion at September 30, 2015 and 2014, respectively, representing an increase of approximately $0.6 billion. The following table sets forth changes in cash flows:

	Nine months ended September 30,
	2015	2014	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$608,878	$469,677	$139,201
Net cash provided by (used in) investing activities	398,801	(488,256)	887,057
Net cash used in financing activities	(1,383,751)	(1,499,894)	116,143

Our principal source of cash flow is related to the operation of our properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 6.9 years with occupancy rates historically in the range of 90% to 94%. Our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties, secured and unsecured borrowings and equity offerings.
For the nine months ended September 30, 2015, our total dividends payments exceeded our cash flow from operating activities due to the special dividend which was declared in December 2014 and paid to common stockholders and common unitholders of our Operating Partnership in January 2015. The cash flows distributed were primarily a result of the taxable gains associated with the sale of approximately $2.3 billion of assets during 2014 partially offset by our election to deduct costs that were capitalized in prior years that may now be deducted under the new Tangible Property Regulations and were included as part of cash flows provided by financing activities. Dividends will generally exceed cash flows from operating activities during periods in which we sell significant real estate assets and the distribution of gains occurs in a different period.

Cash is provided by (used in) investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash provided by investing activities for the nine months ended September 30, 2015 consisted primarily of the proceeds from the sales of real estate partially offset by funding of our development projects. Cash used in investing activities for the nine months ended September 30, 2014 consisted primarily of funding our development projects, as detailed below:

	Nine months ended September 30,
	2015	2014
	(in thousands)
Construction in progress (1)	$(251,984)	$(305,192)
Building and other capital improvements	(84,644)	(57,329)
Tenant improvements	(86,052)	(80,692)
Proceeds from the sales of real estate (2)	389,457	103,542
Proceeds from sales of real estate placed in escrow (2)	(200,612)	(99,917)
Proceeds from sales of real estate released from escrow (2)	634,165	—
Cash placed in escrow for land sale contracts	(7,111)	—
Cash released from escrow for land sale contracts	3,250	—
Capital contributions to unconsolidated joint ventures (3)	(20,863)	(47,767)
Capital distributions from unconsolidated joint ventures (4)	24,527	641
Investments in securities, net	(1,332)	(1,542)
Net cash provided by (used in) investing activities	$398,801	$(488,256)
___________

(1)
Construction in progress for the nine months ended September 30, 2014 includes ongoing expenditures associated with The Avant at Reston Town Center, 250 West 55th Street and 680 Folsom Street, which were fully or partially placed in-service during the nine months ended September 30, 2014. In addition, we incurred costs associated with our continued development of 535 Mission Street, 601 Massachusetts Avenue, 804 Carnegie Center, Salesforce Tower, 888 Boylston Street, 10 CityPoint, The Point (formerly 99 Third Avenue Retail) and 690 Folsom Street.

Construction in progress for the nine months ended September 30, 2015 includes ongoing expenditures associated with 690 Folsom Street, 535 Mission Street, 601 Massachusetts Avenue and The Point (formerly 99 Third Avenue Retail), which were partially placed in-service during the nine months ended September 30, 2015. In addition, we incurred costs associated with our continued development of 804 Carnegie Center, Salesforce Tower, 888 Boylston Street, 10 CityPoint, the Prudential Center retail expansion and Cambridge and Reston Signature Site residential projects.

(2)
On September 18, 2015, a consolidated entity in which we have a 50% interest completed the sale of its 505 9th Street, N.W. property located in Washington, DC for approximately $318.0 million, including the assumption by the buyer of approximately $117.0 million of mortgage indebtedness.  Net cash proceeds totaled approximately $194.6 million, of which our share was approximately $97.3 million.

On March 17, 2015, we completed the sale of our Residences on The Avenue property located in Washington, DC for a gross sale price of $196.0 million. Net cash proceeds totaled approximately $192.5 million, resulting in a gain on sale of real estate totaling approximately $91.4 million. We have agreed to provide net operating income support of up to $6.0 million should the property’s net operating income fail to achieve certain thresholds, which has been recorded as a reduction to the gain on sale. As of September 30, 2015, we have released from escrow approximately $192.3 million of the proceeds that were being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.
On February 19, 2015, we completed the sale of a parcel of land within our Washingtonian North property located in Gaithersburg, Maryland for a gross sale price of $8.7 million. Net cash proceeds totaled approximately $8.3 million. As of September 30, 2015, we had released from escrow approximately $8.3 million of the proceeds that were being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.
On October 24, 2014, we completed the sale of a parcel of land at 130 Third Avenue in Waltham, Massachusetts for a sale price of approximately $14.3 million. Net cash proceeds totaled approximately $13.6 million. As of September 30, 2015, we had released from escrow approximately $13.6 million of the proceeds that were being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.

On October 2, 2014, we completed the sale of Patriots Park located in Reston, Virginia for a gross sale price of $321.0 million. Net cash proceeds totaled approximately $319.1 million. As of September 30, 2015, we had released from escrow approximately $320.0 million of the proceeds that were being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.
On August 22, 2014, we completed the sale of a parcel of land within our Broad Run Business Park property located in Loudoun County, Virginia for a sale price of approximately $9.8 million. Net cash proceeds totaled approximately $9.7 million. As of September 30, 2015, we had released from escrow approximately $9.7 million of the proceeds that were being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.
On August 20, 2014, a portion of the land parcel at our One Reston Overlook property located in Reston, Virginia was taken by eminent domain. Net cash proceeds totaled approximately $2.6 million, resulting in a gain on sale of real estate totaling approximately $1.2 million.
On July 29, 2014, we completed the sale of our Mountain View Technology Park properties and Mountain View Research Park Building Sixteen property located in Mountain View, California for an aggregate sale price of approximately $92.1 million. Net cash proceeds totaled approximately $91.2 million. As of September 30, 2015, we had released from escrow approximately $90.2 million of the proceeds that were being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.

(3)
Capital contributions to unconsolidated joint ventures for the nine months ended September 30, 2015 were primarily due to cash contributions of approximately $5.3 million, $4.2 million and $10.3 million to our North Station (Phase I - Air Rights), 1265 Main Street and Dock72 at the Brooklyn Navy Yard joint ventures, respectively.

Capital contributions to unconsolidated joint ventures for the nine months ended September 30, 2014 were primarily due to cash contributions of approximately $39.0 million and approximately $5.4 million to our 1001 6th Street (formerly 501 K Street) and Annapolis Junction joint ventures, respectively.

(4)
Capital distributions from unconsolidated joint ventures increased due to a distribution made by the joint venture that owns 901 New York Avenue located in Washington, DC. During the nine months ended September 30, 2015, we received a distribution of approximately $24.5 million, which was generated from the excess loan proceeds from the joint venture’s refinancing of its mortgage loan to a new 10-year mortgage loan totaling $225.0 million.  Our allocation of income and distributions for the nine months ended September 30, 2015 was not proportionate to our nominal ownership interest as a result of the achievement of specified investment return thresholds, as provided for in the joint venture agreement.

Cash used in financing activities for the nine months ended September 30, 2015 totaled approximately $1.4 billion. This consisted primarily of the payments of regular and special dividends and distributions to our shareholders and unitholders. Future debt payments are discussed below under the heading “Capitalization—Debt Financing.”
Capitalization
At September 30, 2015, our total consolidated debt was approximately $9.7 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 4.40% (with a coupon/stated rate of 4.97%) and the weighted-average maturity was approximately 4.3 years.
Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $30.2 billion at September 30, 2015. Our total consolidated market capitalization was calculated using the September 30, 2015 closing stock price of $118.40 per common share and the following: (1) 153,574,600 shares of our common stock, (2) 16,097,473 outstanding common units of partnership interest in our Operating Partnership (excluding common units held by us), (3) an aggregate of 1,620,226 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, (4) 216,854 2012 OPP Units that were issued in the form of LTIP Units and earned as of February 6, 2015, (5) 80,000 shares (8,000,000 depositary shares, each representing 1/100th of a share) of our 5.25% Series B Cumulative Redeemable Preferred Stock, at a price of $2,500 per share ($25 per depositary share), and (6) our consolidated debt totaling approximately $9.7 billion. At September 30, 2015, our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, represented approximately 32.18% of our total consolidated market capitalization.
Following the consolidation of 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building)), effective June 1, 2013, our consolidated debt increased significantly compared to prior periods even though our economic interest in 767 Venture, LLC remained substantially unchanged. As a result, we believe the presentation of total adjusted debt may provide investors with a more complete picture of our share of consolidated and unconsolidated debt. Total adjusted debt is defined as our total consolidated debt, plus our share of unconsolidated joint venture debt, minus our joint venture partners’ share of consolidated debt, and was approximately $9.1 billion at September 30, 2015. For a tabular reconciliation refer to “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, in light of the difference between our total consolidated debt and our total adjusted debt, we believe that also presenting our total adjusted debt to total adjusted market capitalization ratio may provide investors with a more complete picture of our leverage in relation to the overall size of our company. The calculation of the total adjusted debt to total adjusted market capitalization ratio is the same as consolidated debt to total consolidated market capitalization ratio except that the total adjusted debt balance is used in lieu of the total consolidated debt balance. At September 30, 2015 our total adjusted debt represented approximately 30.71% of our total adjusted market capitalization.
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
Debt Financing
As of September 30, 2015, we had approximately $9.7 billion of outstanding consolidated indebtedness, representing approximately 32.18% of our total consolidated market capitalization as calculated above consisting of approximately (1) $5.3 billion (net of discount) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 4.42% per annum and maturities in 2018 through 2024; (2) $4.1 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 4.28% per annum and weighted-average term of 2.5 years and (3) $0.3 billion of mezzanine notes payable associated with 767 Fifth Avenue (the General Motors Building), having a GAAP interest rate of 5.53% per annum and maturing in 2017. The table below summarizes our mortgage and mezzanine notes payable, our Operating Partnership's unsecured senior notes and our Operating Partnership's Unsecured Line of Credit at September 30, 2015 and September 30, 2014:

	September 30,
	2015	2014
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable	$4,132,071	$4,328,464
Unsecured senior notes, net of discount	5,288,908	5,837,172
Unsecured line of credit	—	—
Mezzanine notes payable	308,817	310,114
Total consolidated debt	9,729,796	10,475,750
Add:
Our share of unconsolidated joint venture debt	352,923	331,765
Deduct:
Partners' share of consolidated mortgage notes payable	(871,481)	(743,331)
Partners' share of consolidated mezzanine notes payable	(123,527)	(124,046)
Total adjusted debt	$9,087,711	$9,940,138

	September 30,
	2015	2014
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	100.00%	100.00%
Variable rate	—%	—%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	4.40%	4.46%
Variable rate	—%	—%
Total	4.40%	4.46%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	4.97%	5.00%
Variable rate	—%	—%
Total	4.97%	5.00%

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

•a secured debt leverage ratio not to exceed 55%;
•a fixed charge coverage ratio of at least 1.40;

•	an unsecured leverage ratio not to exceed 60%, however the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year;
•an unsecured debt interest coverage ratio of at least 1.75; and
•limitations on permitted investments.
We believe we are in compliance with the financial and other covenants listed above.
As of September 30, 2015 and November 2, 2015, we had no borrowings and outstanding letters of credit totaling approximately $30.0 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $970.0 million.
Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of September 30, 2015 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	5.875%	5.967%	$700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
Total principal			5,300,000
Net unamortized discount			(11,092)
Total			$5,288,908

_______________

(1)	Yield on issuance date including the effects of discounts on the notes and the amortization of financing costs.

(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 20 basis points in the case of the $500 million of notes that mature on September 1, 2023, 25 basis points in the case of the $700 million of notes that mature on February 1, 2024, 40 basis points in the case of the $700 million of notes that mature on October 15, 2019 and 30 basis points in the case of the $700 million and $850 million of notes that mature on November 15, 2020 and May 15, 2021, respectively), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our unsecured senior notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of September 30, 2015, we believe we were in compliance with each of these financial restrictions and requirements.
Derivative Instruments and Hedging Activities
On February 19, 2015, we commenced a planned interest rate hedging program. Between July 1, 2015 and November 6, 2015, we entered into forward-starting interest rate swap contracts, including one contract entered into subsequent to September 30, 2015, which fix the 10-year swap rate on notional amounts aggregating $225.0 million. We have now entered into forward-starting interest rate swap contracts which fix the 10-year swap rate at a weighted-average rate of approximately 2.423% per annum on notional amounts aggregating $550.0 million. The interest rate swap contracts were entered into in advance of a financing with a target commencement date in September 2016 and maturity in September 2026. We entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce our exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in September 2016.
In addition, between July 1, 2015 and November 6, 2015, our 767 Fifth Partners LLC consolidated entity (the entity in which we have a 60% interest and that owns 767 Fifth Avenue (the General Motors Building) in New York City) entered into forward-starting interest rate swap contracts, including one contract entered into subsequent to September 30, 2015, which fix the 10-year swap rate on notional amounts aggregating $125.0 million. 767 Fifth Partners LLC has now entered into forward-starting interest rate swap contracts which fix the 10-year swap rate at a weighted-average rate of approximately 2.762% per annum on notional amounts aggregating $275.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in June 2017 and maturity in June 2027. Our 767 Fifth Partners LLC consolidated entity entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in June 2017 (See Notes 6 and 13 to the Consolidated Financial Statements).
Mortgage Notes Payable
The following represents the outstanding principal balances due under the mortgage notes payable at September 30, 2015:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount	Carrying Amount (partners' share)		Maturity Date
	(dollars in thousands)
Wholly-owned
599 Lexington Avenue	5.57%	5.41%	$750,000	$—	$750,000	N/A	(2)(3)	March 1, 2017
200 Clarendon Street (formerly the John Hancock Tower)	5.68%	5.16%	640,500	5,612	646,112	N/A	(2)(4)	January 6, 2017
Embarcadero Center Four	6.10%	7.02%	350,368	—	350,368	N/A	(5)	December 1, 2016
Fountain Square	5.71%	2.56%	211,250	3,923	215,173	N/A	(2)(6)	October 11, 2016
New Dominion Tech Park, Bldg. One	7.69%	7.84%	38,494	—	38,494	N/A		January 15, 2021
Kingstowne Two and Retail	5.99%	5.61%	29,775	35	29,810	N/A	(7)	January 1, 2016
University Place	6.94%	6.99%	11,173	—	11,173	N/A		August 1, 2021
			$2,031,560	$9,570	$2,041,130	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	5.95%	2.44%	$1,300,000	$88,859	$1,388,859	$555,544	(2)(8)(9)	October 7, 2017
601 Lexington Avenue	4.75%	4.79%	702,082	—	702,082	315,937	(10)	April 10, 2022
			$2,002,082	$88,859	$2,090,941	$871,481
Total			$4,033,642	$98,429	$4,132,071	$871,481
_______________

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

(4)	In connection with the mortgage financing we have agreed to guarantee approximately $21.2 million related to our obligation to provide funds for certain tenant re-leasing costs.

(5)
Under a previous interest rate hedging program, we are reclassifying into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss resulting in an effective interest rate of 7.02% per annum.

(6)	In connection with the mortgage financing we have agreed to guarantee approximately $0.7 million related to our obligation to provide funds for certain tenant re-leasing costs.

(7)	This mortgage loan was repaid on October 1, 2015.

(8)	This property is owned by a consolidated entity in which we have a 60% interest.

(9)
In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of September 30, 2015, the maximum funding obligation under the guarantee was approximately $13.4 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.

(10)	This property is owned by a consolidated entity in which we have a 55% interest.
Mezzanine Notes Payable
The following represents the outstanding principal balances due under the mezzanine notes payable at September 30, 2015:

Property Debt is Associated With	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount	Carrying Amount (partners' share)		Maturity Date
	(dollars in thousands)
767 Fifth Avenue (the General Motors Building)	6.02%	5.53%	$306,000	$2,817	$308,817	$123,527	(2)(3)	October 7, 2017
_______________

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
Outside Members’ Notes Payable
In conjunction with the consolidation of 767 Fifth Avenue (the General Motors Building), we recorded loans payable to the joint venture’s partners totaling $450.0 million and related accrued interest payable totaling approximately $175.8 million. The partner loans bear interest at a fixed rate of 11.0% per annum and mature on June 9, 2017. We have eliminated in consolidation our partner loan totaling $270.0 million and our share of the related accrued interest payable of approximately $167.1 million at September 30, 2015. The remaining notes payable to the outside joint venture partners and related accrued interest payable totaling $180.0 million and approximately $111.4 million as of September 30, 2015 have been reflected as Outside Members’ Notes Payable and within Accrued Interest Payable, respectively, on our Consolidated Balance Sheets. The related interest expense from the Outside Members’ Notes Payable totaling approximately $7.8 million and $22.8 million for the three and nine months ended September 30, 2015 is fully allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.
Off-Balance Sheet Arrangements—Joint Venture Indebtedness
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 25% to 60%. Six of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At September 30, 2015, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $833.0 million (of which our proportionate share is approximately $352.9 million). The table below summarizes the outstanding debt of these joint venture properties at September 30, 2015. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate (1)	Carrying Amount	Carrying Amount (Our Share)		Maturity Date
	(dollars in thousands)
540 Madison Avenue	60%	1.69%	1.86%	$120,000	$72,000	(2)(3)	June 5, 2018
Metropolitan Square	51%	5.75%	5.81%	169,540	86,465		May 5, 2020
Market Square North	50%	4.85%	4.91%	126,138	63,068		October 1, 2020
Annapolis Junction Building One	50%	1.94%	2.11%	40,294	20,147	(4)	March 31, 2018
Annapolis Junction Building Six	50%	2.44%	2.58%	13,404	6,702	(2)(5)	November 17, 2016
Annapolis Junction Building Seven	50%	1.84%	2.40%	19,736	9,868	(2)(6)	April 4, 2016
Annapolis Junction Building Eight	50%	1.69%	2.13%	13,846	6,923	(2)(7)	June 23, 2017
500 North Capitol Street	30%	4.15%	4.19%	105,000	31,500	(2)	June 6, 2023
901 New York Avenue	25%	3.61%	3.68%	225,000	56,250		January 5, 2025
Total				$832,958	$352,923
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges.

(2)	The loan requires interest only payments with a balloon payment due at maturity.

(3)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum.

(4)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on March 31, 2018 with one, three-year extension option, subject to certain conditions.

(5)	The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum.

(6)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on April 4, 2016 with two, one-year extension options, subject to certain conditions.

(7)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum and matures on June 23, 2017 with two, one-year extension options, subject to certain conditions.
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
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO for the three months ended September 30, 2015 and 2014:

	Three months ended September 30,
	2015	2014
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$184,082	$127,724
Add:
Preferred dividends	2,647	2,647
Noncontrolling interest—common units of the Operating Partnership	21,302	14,963
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	75
Noncontrolling interests in property partnerships	115,240	5,566
Less:
Gains on sales of real estate	199,479	41,937
Income from continuing operations	123,792	109,038
Add:
Real estate depreciation and amortization (1)	156,489	162,012
Less:
Noncontrolling interests in property partnerships’ share of funds from operations	35,527	19,150
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	75
Preferred dividends	2,647	2,647
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including Boston Properties, Inc.)	$242,107	$249,178
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	24,846	25,775
FFO attributable to Boston Properties, Inc. common shareholders	$217,261	$223,403
Boston Properties, Inc.’s percentage share of Funds from Operations—basic	89.74%	89.66%
Weighted-average shares outstanding—basic	153,595	153,120
 _______________

(1)
Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $153,015 and $157,245, our share of unconsolidated joint venture real estate depreciation and amortization of $3,808 and $5,099, less corporate related depreciation and amortization of $334 and $332 for the three months ended September 30, 2015 and 2014, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)
Basic FFO	$242,107	171,160	$249,178	170,785
Effect of Dilutive Securities
Stock Based Compensation	—	191	—	153
Diluted FFO	$242,107	171,351	$249,178	170,938
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	24,818	17,565	25,751	17,665
Boston Properties, Inc.’s share of Diluted FFO (1)	$217,289	153,786	$223,427	153,273
 _______________

(1)	Our share of diluted Funds from Operations was 89.75% and 89.67% for the quarter ended September 30, 2015 and 2014, respectively.

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
During the third quarter of 2015, we paid approximately $47.0 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $66.5 million of new tenant-related obligations associated with 1,054,966 square feet of second generation leases, or approximately $63 per square foot. In addition, we signed leases for 274,682 square feet at our development properties. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during the third quarter of 2015, we signed leases for 1,329,648 square feet of space and incurred aggregate tenant-related obligations of approximately $72.1 million, or approximately $54 per square foot.
ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
As of September 30, 2015, approximately $9.7 billion of our consolidated borrowings bore interest at fixed rates and none of our consolidated borrowings bore interest at variable rates. The fair value of these instruments is affected by changes in market interest rates. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 4 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2015	2016	2017	2018	2019	2020+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt
Fixed Rate	$18,990	$656,774	$2,742,346	$18,633	$19,670	$675,658	$4,132,071	$4,240,944
Average Interest Rate	5.64%	5.34%	3.88%	5.52%	5.53%	4.93%	4.28%
Variable Rate	—	—	—	—	—	—	—	—
	Mezzanine debt
Fixed Rate	$335	$1,389	$307,093	$—	$—	$—	$308,817	$306,116
Average Interest Rate	—	—	5.53%	—	—	—	5.53%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt
Fixed Rate	$(440)	$(1,681)	$(1,749)	$848,226	$698,447	$3,746,105	$5,288,908	$5,603,968
Average Interest Rate	—	—	—	3.85%	5.97%	4.26%	4.42%
Variable Rate	—	—	—	—	—	—	—	—
Total Debt	$18,885	$656,482	$3,047,690	$866,859	$718,117	$4,421,763	$9,729,796	$10,151,028

At September 30, 2015, the weighted-average coupon/stated rates on our fixed rate debt was 4.97% per annum. The weighted-average coupon/stated rates for our unsecured debt was 4.34% per annum.
At September 30, 2015, we had no outstanding variable rate debt.
The fair value amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.
On February 19, 2015, we commenced a planned interest rate hedging program. Between July 1, 2015 and November 6, 2015, we entered into forward-starting interest rate swap contracts, including one contract entered into subsequent to September 30, 2015, which fix the 10-year swap rate on notional amounts aggregating $225.0 million. We have now entered into forward-starting interest rate swap contracts which fix the 10-year swap rate at a weighted-average rate of approximately 2.423% per annum on notional amounts aggregating $550.0 million. The interest rate swap contracts were entered into in advance of a financing with a target commencement date in September 2016 and maturity in September 2026. We entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce our exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in September 2016.
In addition, between July 1, 2015 and November 6, 2015, our 767 Fifth Partners LLC consolidated entity (the entity in which we have a 60% interest and that owns 767 Fifth Avenue (the General Motors Building) in New York City) entered into forward-starting interest rate swap contracts, including one contract entered into subsequent to September 30, 2015, which fix the 10-year swap rate on notional amounts aggregating $125.0 million. 767 Fifth Partners LLC has now entered into forward-starting interest rate swap contracts which fix the 10-year swap rate at a weighted-average rate of approximately 2.762% per annum on notional amounts aggregating $275.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in June 2017 and maturity in June 2027. Our 767 Fifth Partners LLC consolidated entity entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in June 2017 (See Notes 6 and 13 to the Consolidated Financial Statements).
Our use of derivative instruments also involves certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. We believe that there is a low likelihood that these counterparties will fail to meet our obligations and we minimize our exposure by limiting counterparties to major banks who meet established credit and capital guidelines. There can be no assurance that we will adequately protect against the foregoing risks.

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
(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of our fiscal year ending December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three months ended September 30, 2015, we issued an aggregate of 97,170 common shares in exchange for 97,170 common units of limited partnership held by certain limited partners of our Operating Partnership. Of these shares, 86,045 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the common shares.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
July 1, 2015 - July 31, 2015	—		—	N/A	N/A
August 1, 2015 - August 31, 2015	315	(1)	$0.01	N/A	N/A
September 1, 2015 - September 30, 2015	—		—	N/A	N/A
Total	315		$0.01	N/A	N/A
_________________

(1)
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
The following materials from Boston Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

November 6, 2015	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer
(duly authorized officer and
principal financial officer)