Form 10-K
period 2015-12-31
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2016-02-29
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 1-13087 (Boston Properties, Inc.)
Commission File Number: 0-50209 (Boston Properties Limited Partnership)

BOSTON PROPERTIES, INC.
BOSTON PROPERTIES LIMITED PARTNERSHIP
(Exact name of Registrants as specified in its charter)

Boston Properties, Inc.	Delaware	04-2473675
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Boston Properties Limited Partnership	Delaware	04-3372948
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

	Prudential Center, 800 Boylston Street, Suite 1900 Boston, Massachusetts	02199-8103
	(Address of principal executive offices)	(Zip Code)
Registrants’ telephone number, including area code: (617) 236-3300
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Name of exchange on which registered
Boston Properties, Inc.	Common Stock, par value $.01 per share	New York Stock Exchange
Boston Properties, Inc.	Depository Shares Each Representing 1/100th of a share of 5.25% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange
Boston Properties, Inc.	Preferred Stock Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of each class
Boston Properties Limited Partnership	Units of Limited Partnership
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Boston Properties, Inc.:    Yes  ☒    No  ☐        Boston Properties Limited Partnership:    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Boston Properties, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Boston Properties, Inc.:    Yes  ☒    No  ☐        Boston Properties Limited Partnership:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Boston Properties, Inc.:    Yes  ☒    No  ☐        Boston Properties Limited Partnership:    Yes  ☒    No  ☐
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
Boston Properties, Inc.:
Large accelerated filer  ☒         Accelerated filer  ☐         Non-accelerated filer  ☐         Smaller reporting company  ☐
Boston Properties Limited Partnership:
Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☒         Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Boston Properties, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the 152,454,431 shares of Common Stock held by non-affiliates of Boston Properties, Inc. was $18,453,084,348 based upon the last reported sale price of $121.04 per share on the New York Stock Exchange on June 30, 2015. (For this computation, Boston Properties, Inc. has excluded the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of Boston Properties, Inc.; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of Boston Properties, Inc.)
As of February 22, 2016, there were 153,592,481 shares of Common Stock of Boston Properties, Inc. outstanding.
Because no established market for common units of limited partnership of Boston Properties Limited Partnership exists, there is no market value for such units.
Certain information contained in Boston Properties Inc.’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 17, 2016 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. Boston Properties, Inc. intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year ended December 31, 2015.

EXPLANATORY NOTE
This report combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2015 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
BPLP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management.
As of December 31, 2015, BXP owned an approximate 89.5% ownership interest in BPLP. The remaining approximate 10.5% interest is owned by limited partners. The other limited partners of BPLP are (1) persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP or (2) recipients of long term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
The Company believes that combining the Annual Reports on Form 10-K of BXP and BPLP into this single report provides the following benefits:

•	enhances investors’ understanding of BXP and BPLP by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation because a substantial portion of the disclosure applies to both BXP and BPLP; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.
The Company believes it is important to understand the few differences between BXP and BPLP in the context of how BXP and BPLP operate as a consolidated company. The financial results of BPLP are consolidated into the financial statements of BXP. BXP does not have any other significant assets, liabilities or operations, other than its investment in BPLP, nor does it have employees of its own. BPLP, not BXP, generally executes all significant business relationships other than transactions involving the securities of BXP. BPLP holds substantially all of the assets of BXP, including ownership interests in joint ventures. BPLP conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by BXP, which are contributed to the capital of BPLP in exchange for common or preferred units of partnership in BPLP, as applicable, BPLP generates all remaining capital required by the Company’s business. These sources include working capital, net cash provided by operating activities, borrowings under the revolving credit facility, the issuance of secured and unsecured debt and equity securities and proceeds received from the disposition of certain properties and joint ventures.
Shareholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of BXP and BPLP. The limited partners of BPLP are accounted for as partners’ capital in BPLP’s financial statements and as noncontrolling interests in BXP’s financial statements. The noncontrolling interests in BPLP’s financial statements include the interests of unaffiliated partners in various consolidated partnerships and development joint venture partners. The noncontrolling interests in BXP’s financial statements include the same noncontrolling interests at BPLP’s level and limited partners of BPLP. The differences between shareholders’ equity and partners’ capital result from differences in the equity issued at BXP and BPLP levels.

In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions. This accounting resulted in a step-up of the real estate assets at BXP. This resulted in a difference between the net real estate of BXP as compared to BPLP of approximately $341.3 million, or 2.2% at December 31, 2015 and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of certain properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any future redemptions to be accounted for solely as an equity transaction.
To help investors better understand the key differences between BXP and BPLP, certain information for BXP and BPLP in this report has been separated, as set forth below:

•	Item 6. Selected Financial Data;

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable;

•	Item 7. Liquidity and Capital Resources includes separate reconciliations of amounts to each entity’s financial statements, where applicable;

•	Item 8. Financial Statements and Supplementary Data which includes the following specific disclosures for BXP and BPLP:
•Note 2. Summary of Significant Accounting Policies;
•Note 3. Real Estate;
•Note 11. Noncontrolling Interest;
•Note 12. Stockholders’ Equity / Partners’ Capital;
•Note 15. Earnings Per Share / Per Common Unit;
•Note 19. Selected Interim Financial Information (unaudited); and

•	Item 15. Financial Statement Schedule—Schedule III.
This report also includes separate Part II, Item 9A. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of BXP and BPLP in order to establish that the requisite certifications have been made and that BXP and BPLP are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

PART I

Item 1. Business

General
BXP is a fully integrated, self-administered and self-managed real estate investment trust, or “REIT,” and one of the largest owners and developers of office properties in the United States.
Our properties are concentrated in four markets—Boston, New York, San Francisco and Washington, DC. For information concerning the operations of our segments, see Note 14 to the Consolidated Financial Statements. At December 31, 2015, we owned or had interests in 168 commercial real estate properties, aggregating approximately 46.5 million net rentable square feet, including eleven properties under construction/redevelopment totaling approximately 4.6 million net rentable square feet. As of December 31, 2015 our properties consisted of:

•	158 office properties, including 127 Class A office properties (including nine properties under construction/redevelopment) and 31 Office/Technical properties;

•	one hotel;

•	five retail properties; and

•	four residential properties (including two under construction).
We own or control undeveloped land parcels totaling approximately 457.1 acres, which could support approximately 12.7 million square feet of additional development.
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
We are a full-service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, capital markets, construction management, property management, marketing, leasing, accounting, risk management, tax and legal services. BXP manages BPLP as its sole general partner. As of December 31, 2015, we had approximately 765 employees. Our thirty senior officers have an average of thirty-one years of experience in the real estate industry, including an average of nineteen years of experience with us. Our principal executive office and Boston regional office are located at The Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199 and our telephone number is (617) 236-3300. In addition, we have regional offices at 599 Lexington Avenue, New York, New York 10022; Four Embarcadero Center, San Francisco, California 94111 and 2200 Pennsylvania Avenue NW, Washington, DC 20037.
Our internet address is http://www.bostonproperties.com. On our website, you can obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. You may also obtain BXP’s and BPLP’s reports by accessing the EDGAR database at the SEC’s website at http://www.sec.gov, or we will furnish an electronic or paper copy of these reports free of charge upon written request to: Investor Relations, Boston Properties, Inc., The Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199. The name “Boston Properties” and our logo (consisting of a stylized “b”) are registered service marks of BPLP.
Boston Properties Limited Partnership
BPLP is a Delaware limited partnership, and the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. BXP is the sole general partner and, as of February 22, 2016, the owner of approximately 89.4% of the economic interests in BPLP. Economic interest was calculated as the number of common partnership units of BPLP owned by BXP as a percentage of the sum of (1) the actual aggregate number of outstanding common partnership units of BPLP, (2) the number of common units issuable upon conversion of all outstanding long term incentive plan units of BPLP, or LTIP Units, other than LTIP Units issued in the form of Multi-Year Long-Term Incentive Plan Awards (“MYLTIP Awards”) that remain subject to performance conditions, assuming all conditions have been met for the conversion of the LTIP Units, (3) the 2012 Outperformance Awards that were issued in the form of LTIP Units and earned as of February 6, 2015 (the “2012 OPP Units”) and (4) the 2013 MYLTIP Units that were issued in the form of LTIP Units and earned as of February 4, 2016 (the "2013 MYLTIPS"). An LTIP Unit is generally the economic equivalent of a share of BXP’s restricted common stock, although LTIP Units issued in the form of MYLTIP Awards are only entitled to receive one-

tenth (1/10th) of the regular quarterly distributions (and no special distributions) prior to being earned. BXP’s general and limited partnership interests in BPLP entitles BXP to share in cash distributions from, and in the profits and losses of, BPLP in proportion to BXP’s percentage interest and entitles BXP to vote on all matters requiring a vote of the limited partners.
Preferred units of BPLP have the rights, preferences and other privileges as are set forth in an amendment to the limited partnership agreement of BPLP. As of December 31, 2015 and February 22, 2016, BPLP had one series of Preferred Units outstanding consisting of 80,000 Series B Preferred Units. The Series B Preferred Units have a liquidation preference of $2,500.00 per share (or an aggregate of approximately $193.6 million at December 31, 2015 and February 22, 2016, after deducting the underwriting discount and transaction expenses). The Series B Preferred Units were issued by BPLP on March 27, 2013 in connection with BXP’s issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). BXP contributed the net proceeds from the offering to BPLP in exchange for Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock. BXP will pay cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. BXP may not redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of BXP’s REIT status. On or after March 27, 2018, BXP may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share, plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates.
Transactions During 2015
Ground and Air Rights Lease
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
Dispositions
For information explaining why BXP and BPLP may have different gains on sales of real estate, see the Explanatory Note.
On February 19, 2015, we completed the sale of a parcel of land within our Washingtonian North property located in Gaithersburg, Maryland for a gross sale price of $8.7 million. Net cash proceeds totaled approximately $8.4 million, resulting in a gain on sale of real estate totaling approximately $3.5 million. The parcel contains approximately 8.5 acres of our approximately 27 acre property.
On March 17, 2015, we completed the sale of our Residences on The Avenue property located in Washington, DC for a gross sale price of $196.0 million. Net cash proceeds totaled approximately $192.5 million, resulting in a gain on sale of real estate totaling approximately $91.4 million. We have agreed to provide net operating income support of up to $6.0 million if the property’s net operating income fails to achieve certain thresholds. As of December 31, 2015, our remaining obligation is approximately $5.2 million. This amount has been recorded as a reduction to the gain on sale. The Residences on The Avenue is comprised of 335 apartment units and approximately 50,000 net rentable square feet of retail space, subject to a ground lease that expires on February 1, 2068.
On September 18, 2015, a consolidated entity in which we have a 50% interest completed the sale of its 505 9th Street, N.W. property located in Washington, DC for approximately $318.0 million, including the assumption by the buyer of approximately $117.0 million of mortgage indebtedness (See Note 6 to the Consolidated Financial Statements).  505 9th Street, N.W. is an approximately 322,000 net rentable square foot Class A office building. Net cash proceeds totaled approximately $194.6 million, of which our share was approximately $97.3 million. We recognized a gain on sale of real estate totaling approximately $199.5 million and $199.7 million for BXP and BPLP, respectively, of which approximately $101.1 million was allocated to the outside partners and is included within Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations (See Note 11 to the Consolidated Financial Statements).

On October 1, 2015, we completed the sale of an additional parcel of land within our Washingtonian North property located in Gaithersburg, Maryland for a gross sale price of approximately $13.3 million. Net cash proceeds, which included reimbursements for certain infrastructure costs, totaled approximately $13.8 million, resulting in a gain on sale of real estate totaling approximately $2.0 million. The parcel sold consisted of approximately 5.8 acres of our remaining approximately 18.3 acre property.
On December 17, 2015, we completed the sale of our Innovation Place property for a gross sale price of $207.0 million. Net cash proceeds totaled approximately $199.3 million, resulting in a gain on sale of real estate totaling approximately $79.1 and $80.1 million for BXP and BPLP, respectively. Innovation Place, located in San Jose, California, is a 26-acre site with one occupied and three vacant existing office buildings and a total of approximately 574,000 square feet (approximately 463,000 square feet of which are vacant) located at 3100-3130 Zanker Road. The remainder of the site is currently used for 1,699 surface parking spaces, but the land supports an additional 537,000 square feet of office/R&D development and two parking structures with a total of approximately 3,000 parking spaces.
Developments/Redevelopments
As of December 31, 2015, we had eleven properties under construction/redevelopment comprised of nine office properties and two residential properties, which aggregate approximately 4.6 million square feet. We estimate the total investment to complete these projects, in the aggregate, is approximately $2.6 billion of which we had already invested approximately $1.1 billion as of December 31, 2015. For a detailed list of the properties under construction/redevelopment see the following “Liquidity and Capital Resources” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
On September 10, 2015, we partially placed in-service The Point (formerly 99 Third Avenue Retail), a retail project with approximately 16,000 net rentable square feet of retail space located in Waltham, Massachusetts. This project was fully placed in-service on November 1, 2015.
On November 1, 2015, we completed and fully placed in-service 535 Mission Street, a Class A office project with approximately 307,000 net rentable square feet located in San Francisco, California.
On December 2, 2015, we completed and fully placed in-service 690 Folsom Street, an office and retail project with approximately 26,000 net rentable square feet located in San Francisco, California.
Secured Debt Transactions
On September 18, 2015, in connection with the sale of 505 9th Street, N.W. located in Washington, DC by a consolidated entity in which we have a 50% interest, the consolidated entity assigned to the buyer the mortgage loan collateralized by the property totaling approximately $117.0 million. The assigned mortgage loan bears interest at a fixed rate of 5.73% per annum and matures on November 1, 2017 (See Note 3 to the Consolidated Financial Statements).
On October 1, 2015, we used available cash to repay the mortgage loan collateralized by our Kingstowne Two and Kingstowne Retail properties located in Alexandria, Virginia totaling approximately $29.8 million. The mortgage loan bore interest at a fixed rate of 5.99% per annum and was scheduled to mature on January 1, 2016. There was no prepayment penalty.
On December 15, 2015, we legally defeased the mortgage loan collateralized by our 100 & 200 Clarendon Street (formerly known as the John Hancock Tower and Garage) properties located in Boston, Massachusetts. The mortgage loan had an outstanding principal balance of $640.5 million, bore interest at a fixed rate of 5.68% per annum and was scheduled to mature on January 6, 2017. The cash outlay required for the defeasance in the net amount of approximately $667.3 million was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loan from the effective date of the defeasance through, and the repayment of the loan on, October 6, 2016, which is the date on which we could repay the loan at par. In connection with the defeasance, the mortgage and other liens on the property were extinguished and all existing collateral, including various guarantees, were released. As a result of the defeasance, we recognized a loss from early extinguishment of debt of approximately $22.0 million, consisting of approximately $26.8 million, which is the difference between the purchase price for the U.S. government securities acquired for the defeasance and the outstanding principal balance of the mortgage loan, and approximately $1.4 million of unamortized deferred financing costs, offset by approximately $4.8 million from the acceleration of the remaining balance of the historical fair value debt adjustment and approximately $1.4 million of accrued interest expense through the effective date of the defeasance.
Derivative Instruments and Hedging Activities
On February 19, 2015, BPLP commenced a planned interest rate hedging program. To date, BPLP has entered into forward-starting interest rate swap contracts which fix the 10-year swap rate at a weighted-average rate of approximately 2.423% per annum on notional amounts aggregating $550.0 million. The interest rate swap contracts were entered into in advance of a financing by BPLP with a target commencement date in September 2016 and maturity in September 2026. BPLP entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in September 2016.
In addition, our 767 Fifth Partners LLC consolidated entity (the entity in which we have a 60% interest and that owns 767 Fifth Avenue (the General Motors Building) in New York City) entered into forward-starting interest rate swap contracts, including two contracts entered into subsequent to December 31, 2015, which fix the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in June 2017 and maturity in June 2027. Our 767 Fifth Partners LLC consolidated entity entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in June 2017 (See Notes 7 and 20 to the Consolidated Financial Statements).
Equity Transactions
On June 25, 2015, BPLP redeemed the remaining 12,667 Series Four Preferred Units for cash totaling approximately $0.6 million.
During the year ended December 31, 2015, BXP acquired an aggregate of 424,236 common units of limited partnership interest, including 65,192 common units issued upon the conversion of LTIP Units and 2012 OPP awards presented by the holders for redemption, in exchange for an equal number of shares of common stock. During the year ended December 31, 2015, BXP issued 11,447 shares of common stock as a result of stock options being exercised.
Special Dividend
On December 17, 2015, BXP’s Board of Directors declared a special cash dividend of $1.25 per common share, in addition to its regular quarterly dividend of $0.65 per common share, which were paid on January 28, 2016 to shareholders of record as of the close of business on December 31, 2015. The decision to declare a special dividend was primarily a result of the taxable gains associated with the sale of approximately $584 million of assets in 2015. BXP’s Board of Directors did not make any change to its policy with respect to regular quarterly dividends. The payment of the regular quarterly dividend of $0.65 per share and the special dividend of $1.25 per share resulted in a total dividend of $1.90 per share on January 28, 2016. Common and LTIP unitholders of limited partnership interest in BPLP, as of the close of business on December 31, 2015, received the same total distribution per unit, on January 28, 2016.
Investments in Unconsolidated Joint Ventures
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
On October 22, 2015, a joint venture in which we have a 50% interest commenced construction of the Hub on Causeway at North Station containing approximately 385,000 net rentable square feet of retail and office space located in Boston, Massachusetts.
On December 22, 2015, a joint venture in which we have a 50% interest completed and fully placed in-service Annapolis Junction Building Eight, a Class A office project with approximately 126,000 net rentable square feet located in Annapolis, Maryland.
Stock Option and Incentive Plan
On January 21, 2015, BXP’s Compensation Committee approved a new equity-based, multi-year, long-term incentive program (the “2015 MYLTIP”) as a performance-based component of our overall compensation program. Under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718 “Compensation - Stock Compensation,” the 2015 MYLTIP has an aggregate grant fair value of approximately $15.7 million, which amount will generally be amortized into earnings over the four-year plan period under the graded vesting method (See Note 17 to the Consolidated Financial Statements).
On February 6, 2015, the measurement period for our 2012 OPP Unit awards ended and BXP’s total stockholder return (“TSR”) performance was sufficient for employees to earn and therefore become eligible to vest in a portion of the 2012 OPP Unit awards. The final outperformance pool was determined to be approximately $32.1 million, or approximately 80% of the total maximum outperformance pool of $40.0 million. As a result, 174,549 2012 OPP Units were automatically forfeited.
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

Growth Strategies
External Growth Strategies
We believe that our development experience and our organizational depth position us to continue to selectively develop a range of property types, including high-rise urban developments, mixed-use developments (including office, residential and retail), low-rise suburban office properties and research and laboratory space, within budget and on schedule. We believe we are also well positioned to achieve external growth through acquisitions. Other factors that contribute to our competitive position include:

•
 our control of sites (including sites under contract or option to acquire) in our markets that could support in excess of 12.7 million additional square feet of new office, retail and residential development;

•	our reputation gained through 46 years of successful operations and the stability and strength of our existing portfolio of properties;

•	our relationships with leading national corporations, universities and public institutions, including government agencies, seeking new facilities and development services;

•	our relationships with nationally recognized financial institutions that provide capital to the real estate industry;

•
our track record and reputation for executing acquisitions efficiently provide comfort to domestic and foreign institutions, private investors and corporations who seek to sell commercial real estate in our market areas;

•	our ability to act quickly on due diligence and financing;

•	our relationships with institutional buyers and sellers of high-quality real estate assets; and

•	our ability to procure entitlements from multiple municipalities to develop sites and attract land owners to sell or partner with us.

Opportunities to execute our external growth strategy fall into three categories:

•
Development in selected submarkets. We believe the additional development of well-positioned office buildings, residential buildings and mixed-use complexes could be justified in our markets. We believe in acquiring land after taking into consideration timing factors relating to economic cycles and in response to market conditions that allow for its development at the appropriate time. While we purposely concentrate in markets with high barriers-to-entry, we have demonstrated throughout our 46-year history, an ability to make carefully timed land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities at key locations in our existing and other markets for a well-capitalized developer to acquire land with development potential.

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

•
Acquisition of assets and portfolios of assets from institutions or individuals. We believe that due to our size, management strength and reputation, we are well positioned to acquire portfolios of assets or individual properties from institutions or individuals if valuations meet our criteria. In addition, we believe that our market knowledge and our liquidity and access to capital may provide us with a competitive advantage when pursuing acquisitions. There may be enhanced opportunities to purchase assets with near-term financing maturities or possibly provide debt on assets at enhanced yields. Opportunities to acquire properties may also come through the purchase of first mortgage or mezzanine debt. We may also acquire properties for cash, but we are also particularly well-positioned to appeal to sellers wishing to contribute on a tax-deferred basis their ownership of property for equity in a diversified real estate operating company that offers liquidity through access to the public equity markets in addition to a quarterly distribution. Our ability to offer common and preferred units of limited partnership in BPLP to sellers who would otherwise recognize a taxable gain upon a sale of assets or BXP’s common stock may facilitate this type of transaction on a tax-efficient basis. In addition, we may consider mergers with and acquisitions of compatible real estate firms.

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

The average lease term of our in-place leases, including unconsolidated joint ventures, was approximately 6.9 years at December 31, 2015 and we continue to cultivate long-term leasing relationships with a diverse base of high-quality, financially stable tenants. Based on leases in place at December 31, 2015, leases with respect to approximately 7.1% of the total square feet in our portfolio, including unconsolidated joint ventures, will expire in calendar year 2016.

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

Policies with Respect to Certain Activities
The discussion below sets forth certain additional information regarding our investment, financing and other policies. These policies have been determined by BXP’s Board of Directors and, in general, may be amended or revised from time to time by the Board of Directors.
Investment Policies
Investments in Real Estate or Interests in Real Estate
Our investment objectives are to provide quarterly cash dividends/distributions to our securityholders and to achieve long-term capital appreciation through increases in our value. We have not established a specific policy regarding the relative priority of these investment objectives.
We expect to continue to pursue our investment objectives primarily through the ownership of our current properties, development projects and other acquired properties. We currently intend to continue to invest primarily in developments of properties and acquisitions of existing improved properties or properties in need of redevelopment, and acquisitions of land that we believe have development potential, primarily in our existing markets of Boston, New York, San Francisco and Washington, DC. We have explored and may continue to explore for future investment select domestic and international markets that exhibit these same traits. Future investment or development activities will not be limited to a specified percentage of our assets. We intend to engage in such future investment or development activities in a manner that is consistent with the maintenance of BXP’s status as a REIT for federal income tax purposes. In addition, we may purchase or lease income-producing commercial and other types of properties for long-term investment, expand and improve the real estate presently owned or other properties purchased, or sell such real estate properties, in whole or in part, when circumstances warrant. We do not have a policy that restricts the amount or percentage of assets that will be invested in any specific property, however, our investments may be restricted by our debt covenants.
We may also continue to participate with third parties in property ownership, through joint ventures or other types of co-ownership. These investments may permit us to own interests in larger assets without unduly restricting diversification and, therefore, add flexibility in structuring our portfolio.
Equity investments may be subject to existing mortgage financing and other indebtedness or such financing or indebtedness as may be incurred in connection with acquiring or refinancing these investments. Debt service on such financing or indebtedness will have a priority over any distributions with respect to BXP’s common stock. Investments are also subject to our policy not to be treated as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”).

Investments in Real Estate Mortgages
While our current portfolio consists primarily of, and our business objectives emphasize, equity investments in commercial real estate, we may, at the discretion of the Board of Directors of BXP, invest in mortgages and other types of real estate interests consistent with BXP’s qualification as a REIT. Investments in real estate mortgages run the risk that one or more borrowers may default under such mortgages and that the collateral securing such mortgages may not be sufficient to enable us to recoup our full investment. We may invest in participating, convertible or traditional mortgages if we conclude that we may benefit from the cash flow, or any appreciation in value of the property or as an entrance to the fee ownership.
Securities of or Interests in Entities Primarily Engaged in Real Estate Activities
Subject to the percentage of ownership limitations and gross income and asset tests necessary for BXP’s REIT qualification, we also may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.
Dispositions
Our decision to dispose or partially dispose of properties is based upon the periodic review of our portfolio and the determination by the Board of Directors of BXP that such action would be in our best interests. Any decision to dispose of a property will be authorized by the Board of Directors of BXP or a committee thereof. Some holders of limited partnership interests in BPLP, including Mortimer B. Zuckerman, could incur adverse tax consequences upon the sale of certain of our properties that differ from the tax consequences to BXP. Consequently, holders of limited partnership interests in BPLP may have different objectives regarding the appropriate pricing and timing of any such sale. Such different tax treatment derives in most cases from the fact that we acquired these properties in exchange for partnership interests in contribution transactions structured to allow the prior owners to defer taxable gain. Generally this deferral continues so long as we do not dispose of the properties in a taxable transaction. Unless a sale by us of these properties is structured as a like-kind exchange under Section 1031 of the Internal Revenue Code or in a manner that otherwise allows deferral to continue, recognition of the deferred tax gain allocable to these prior owners is generally triggered by a sale. One of our assets is subject to a tax protection agreement, which may limit our ability to dispose of it or require us to pay damages to the prior owner in the event of a taxable sale.
Financing Policies
The agreement of limited partnership of BPLP and BXP’s certificate of incorporation and bylaws do not limit the amount or percentage of indebtedness that we may incur. Further, we do not have a policy limiting the amount of indebtedness that we may incur, nor have we established any limit on the number or amount of mortgages that may be placed on any single property or on our portfolio as a whole. However, our mortgages, credit facilities and unsecured debt securities contain customary restrictions, requirements and other limitations on our ability to incur indebtedness.
The Board of Directors of BXP will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of indebtedness, including the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing, the entering into agreements such as interest rate swaps, caps, floors and other interest rate hedging contracts and the ability of particular properties and us as a whole to generate cash flow to cover expected debt service.
Policies with Respect to Other Activities
As the sole general partner of BPLP, BXP has the authority to issue additional common and preferred units of limited partnership interest of BPLP. BXP has issued, and may in the future issue, common or preferred units of limited partnership interest to persons who contribute their direct or indirect interests in properties to us in exchange for such common or preferred units. We have not engaged in trading, underwriting or agency distribution or sale of securities of issuers other than BPLP and we do not intend to do so. At all times, we intend to make investments in such a manner as to enable BXP to maintain its qualification as a REIT, unless, due to changes in circumstances or to the Internal Revenue Code of 1986, as amended (or the Treasury Regulations promulgated thereunder), the Board of Directors of BXP determines that it is no longer in the best interest of BXP to qualify as a REIT. We may make loans to third parties, including, without limitation, to joint ventures in which we participate or in connection with the disposition of a property. We intend to make investments in such a way that we will not be treated as an investment company under the 1940 Act. Our policies with respect to these and other activities may be reviewed and modified or amended from time to time by the Board of Directors of BXP.

Sustainability
As one of the largest owners and developers of office properties in the United States, we actively work to promote our growth and operations in a sustainable and responsible manner across our four regions. Our sustainability strategy is broadly focused on the economic, social and environmental aspects of our activities, which include the design and construction of our new developments and the operation of our existing buildings. We are focused on creating healthy workspaces and high performance properties while simultaneously mitigating operational costs and the potential external impacts of energy, water, waste and greenhouse gas emissions. As a company with a core strategy of long-term ownership, we are committed to charitable giving, volunteerism and public realm investments that make a positive impact on the communities in which we conduct business. Through these efforts, we demonstrate that operating and developing commercial real estate can be conducted with a conscious regard for the environment while mutually benefiting our tenants, investors, employees and the communities in which we operate.
During 2015, the National Association of Real Estate Investment Trusts ("NAREIT") selected BXP as a joint winner of NAREIT’s Office Leader in the Light Award - the highest achievement for all office REITs and real estate companies. BXP was selected by a panel of judges that evaluated disclosures summarizing implemented energy and water conservation measures, renewable energy procurement, waste diversion and the results of the Global Real Estate Sustainability Benchmark (“GRESB”) assessment. In the GRESB assessment, BXP ranked 24th out of 688 global companies, among the top 4% of all participants. 2015 was the fourth straight year that BXP has ranked in the top quartile of GRESB assessment participants, earning another “Green Star” recognition.
Our sustainability strategy, key performance indicators and achievements are disclosed on our website at http://www.bostonproperties.com under the heading “Sustainability”.
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
In addition, we currently have four residential properties (including two under construction) and may in the future decide to acquire or develop additional residential properties. As an owner and operator of apartments, we will also face competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We will also compete against condominiums and single-family homes that are for sale or rent. Because the scale of our residential portfolio is relatively small, we expect to continue to retain third parties to manage our residential properties.
Our Hotel Property
We operate our hotel property through a taxable REIT subsidiary. The taxable REIT subsidiary, a wholly-owned subsidiary of BPLP, is the lessee pursuant to a lease for the hotel property. As lessor, BPLP is entitled to a percentage of gross receipts from the hotel property. The hotel lease allows economic benefits of ownership to flow to us. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreements. Marriott has been engaged under a separate long-term incentive management agreement to operate and manage the hotel on behalf of the taxable REIT subsidiary. In connection with these arrangements, Marriott has agreed to operate and maintain our hotel in accordance with its system-wide standard for comparable hotels and to provide the hotel with the benefits of its central reservation system and other chain-wide programs and services. Under a management agreement for the hotel, Marriott acts as the taxable REIT subsidiary’s agent to supervise, direct and control the management and operation of the hotel and receives as compensation base management fees that are calculated as a percentage of the hotel’s gross revenues, and supplemental incentive fees if the hotel exceeds negotiated profitability breakpoints. In addition, the taxable REIT subsidiary compensates Marriott, on the basis of a formula applied to the hotel’s gross revenues, for certain system-wide services provided by Marriott, including central reservations, marketing and training. During 2015, 2014 and 2013, Marriott received an aggregate of approximately $2.9 million, $1.0 million and $1.2 million, respectively, from our taxable REIT subsidiary.
Seasonality
Our hotel property traditionally has experienced significant seasonality in its operating income. Below is the net operating income and the percentage of net operating income by quarter for the year ended December 31, 2015.

First Quarter	Second Quarter	Third Quarter	Fourth Quarter
$1.5 million	$4.9 million	$4.5 million	$3.1 million
11%	35%	32%	22%
Corporate Governance
BXP is currently governed by an eleven member Board of Directors. The current members of the Board of Directors of BXP are Mortimer B. Zuckerman, Carol B. Einiger, Dr. Jacob A. Frenkel, Joel I. Klein, Douglas T. Linde, Matthew J. Lustig, Alan J. Patricof, Ivan G. Seidenberg, Owen D. Thomas, Martin Turchin and David A. Twardock. All directors of BXP stand for election for one-year terms expiring at the next succeeding annual meeting of stockholders.
The Board of Directors of BXP has Audit, Compensation and Nominating and Corporate Governance Committees. The membership of each of these committees is described below.

Independent Director	Audit		Compensation		Nominating and Corporate Governance
Carol B. Einiger			X
Dr. Jacob A. Frenkel			X		X	*
Joel I. Klein	X				X
Matthew J. Lustig
Alan J. Patricof	X	*			X
Ivan G. Seidenberg **
Martin Turchin
David A. Twardock	X		X	*

X=Committee member, *=Chair, **=Lead Independent Director

•
The Board of Directors has adopted charters for each of its Audit, Compensation and Nominating and Corporate Governance Committees. A copy of each of these charters is available on our website at http://www.bostonproperties.com under the heading “Corporate Governance” and subheading “Committees and Charters.”

•
The Board of Directors has adopted Corporate Governance Guidelines, a copy of which is available on our website at http://www.bostonproperties.com under the heading “Corporate Governance” and subheading “Governance Guidelines.”

•
The Board of Directors has adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by BXP’s directors, officers and employees. A copy of this code is available on our website at http://www.bostonproperties.com under the heading “Corporate Governance” and subheading “Code of Conduct and Ethics.” BXP intends to disclose on this website any amendment to, or waiver of, any provisions of this Code applicable to the directors and executive officers of BXP that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange.

•
The Board of Directors has established an ethics reporting system that employees may use to anonymously report possible violations of the Code of Business Conduct and Ethics, including concerns regarding questionable accounting, internal accounting controls or auditing matters, by telephone or over the internet.

•
The Board of Directors has adopted a Policy on Company Political Spending, a copy of which is available on our website at http://www.bostonproperties.com under the heading “Corporate Governance” and subheading “Policy on Political Spending.”

Recent Tax Legislation Affecting BXP and BPLP
Bipartisan Budget Act of 2015
On November 2, 2015, Congress enacted the Bipartisan Budget Act of 2015. Among other things, this Act changes the rules applicable to federal income tax audits of partnerships (such as BPLP) and the collection of any tax resulting from any such audits or other tax proceedings. Under the new rules, the partnership itself must pay any “imputed underpayments,” consisting of delinquent taxes, interest, and penalties deemed to arise out of an audit of the partnership, unless certain alternative methods are available and the partnership elects to utilize them.
The new rule generally does not apply to audits of taxable years beginning before January 1, 2018, and many of the details, including the means by which a partnership can avail itself of the alternative methods and the manner in which the alternative methods may apply to REITs, will be determined through yet-to-be-proposed Treasury Regulations. Therefore, it is not clear at this time what effect this new legislation will have on us. However, it is possible that in the future, BXP or BPLP, or both, could be subject to, or otherwise bear the economic burden of, federal income tax, interest, and penalties resulting from a federal income tax audit as a result of the changes enacted by the Act.
Protecting Americans from Tax Hikes Act of 2015
On December 18, 2015, Congress enacted the Protecting Americans from Tax Hikes Act of 2015. This legislation modifies a number of rules pertaining to qualification as a REIT and the taxation of REITs and their shareholders, including, among others, the following changes to certain rules described in the disclosure set forth in our prospectus:

•
For tax years beginning after December 31, 2017, not more than 20% of our total assets may be represented by securities of one or more taxable REIT subsidiaries. At this time, the securities we own in our taxable REIT subsidiaries do not, in the aggregate, exceed 20% of the total value of our assets.

•
A 100% excise tax is imposed on “redetermined TRS service income,” which is income of a taxable REIT subsidiary attributable to services provided to, or on behalf of its associated REIT and which would otherwise be increased on distribution, apportionment, or allocation under Section 482 of the Internal Revenue Code of 1986, as amended (i.e., as a result of a determination that the income was not arm’s length).

Item 1A. Risk Factors.
Set forth below are the risks that we believe are material to our investors. We refer to the equity and debt securities of both BXP and BPLP as our “securities,” and the investors who own shares or units, or both, as our “securityholders.” This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 43.
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
All of our revenue is derived from properties located in four markets: Boston, New York, San Francisco and Washington, DC. A downturn in the economies of these markets, or the impact that a downturn in the overall national economy may have upon these economies, could result in reduced demand for office space and/or a reduction in rents. Because our portfolio consists primarily of office buildings (as compared to a more diversified real estate portfolio), a decrease in demand for office space in turn could adversely affect our results of operations. Additionally, there are submarkets within our markets that are dependent upon a limited number of industries. For example, in our Washington, DC market, we focus on leasing office properties to governmental agencies and contractors, as well as legal firms. A reduction in spending by the federal government could result in reduced demand for office space and adversely affect our results of operations. In addition, in our New York market, we have historically leased properties to financial, legal and other professional firms. A significant downturn in one or more of these sectors could adversely affect our results of operations.
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
We operate, are currently developing, and may in the future develop, properties either alone or through joint ventures with other persons that are known as “mixed-use” developments. This means that in addition to the development of office space, the project may also include space for residential, retail, hotel or other commercial purposes. We have less experience in developing and managing non-office and non-retail real estate than we do with office real estate. As a result, if a development project includes a non-office or non-retail use, we may seek to develop that component ourselves, sell the rights to that component to a third-party developer with experience in that use or we may seek to partner with such a developer. If we do not sell the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-office and non-retail real estate. In addition, even if we sell the rights to develop the other component or elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves (including providing any necessary financing). In the case of residential properties, these risks include competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We will also compete against condominiums and single-family homes that are for sale or rent. Because we have less experience with residential properties than with office and retail properties, we expect to retain third parties to manage our residential properties. If we decide to not sell or participate in a joint venture and instead hire a third party manager, we would be dependent on them and their key personnel who provide services to us and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.

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
We derive most of our income from rent received from our tenants. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. Also, when our tenants decide not to renew their leases or terminate early, we may not be able to re-let the space or there could be a substantial delay in re-letting the space. Even if tenants decide to renew or lease new space, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable to us than current lease terms. As a result, our cash flow could decrease and our ability to make distributions to our securityholders could be adversely affected.
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
Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole, by the local economic conditions in the markets in which our properties are located, including the impact of high unemployment, volatility in the public equity and debt markets, and international economic conditions. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay distributions as a result of the following, among other potential consequences:

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
As of February 22, 2016, we had no outstanding indebtedness, excluding our unconsolidated joint ventures, that bears interest at variable rates, but we may incur such indebtedness in the future. If interest rates increase, then so would the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our securityholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging.” In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.
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
Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our equity and debt securities.
On February 22, 2016, our total consolidated debt was approximately $10.0 billion (excluding unconsolidated joint venture debt). Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $29.9 billion at February 22, 2016. Total consolidated market capitalization was calculated using the closing stock price of BXP’s common stock of $114.76 per common share and the following: (1) 153,592,481 outstanding shares of BXP common stock, (2) 16,097,473 outstanding common units of partnership interest in BPLP (excluding common units held by BXP), (3) an aggregate of 1,752,512 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, (4) 216,431 2012 OPP Units that were issued in the form of LTIP Units and earned as of February 6, 2015, (5) 103,883 2013 MYLTIP units that were issued in the form of LTIP units and earned as of February 4, 2016, (6) 80,000 shares (8,000,000 depositary shares, each representing 1/100th of a share), of BXP’s 5.25% Series B Cumulative Redeemable Preferred Stock, at a price of $2,500 per share ($25 per depositary share) and (7) our consolidated debt totaling approximately $10.0 billion. The calculation of total consolidated market capitalization does not include 475,558 2014 MYLTIP Units, 367,936 2015 MYLTIP Units and 474,456 2016 MYLTIP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at February 22, 2016, represented approximately 33.48% of our total consolidated market capitalization. This percentage will fluctuate with changes in the value of BPLP’s common units and therefore with changes in the value of BXP’s common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.
Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. Our senior unsecured debt is currently rated investment grade by the three major rating agencies. However, there can be no assurance that we will be able to maintain this rating, and in the event our senior debt is downgraded from its current rating, we would likely incur higher borrowing costs and/or difficulty in obtaining additional financing. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally. There is a risk that changes in our debt to market capitalization ratio, which is in part a function of BXP’s stock price, or BPLP’s ratio of indebtedness to other measures of asset value used by financial analysts may have an adverse effect on the market price of our equity or debt securities.
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

We have acquired in the past and in the future may acquire properties through the acquisition of first mortgage or mezzanine debt. Investments in these loans must be carefully structured to ensure that BXP continues to satisfy the various asset and income requirements applicable to REITs. If we fail to structure any such acquisition properly, BXP could fail to qualify as a REIT. In addition, acquisitions of first mortgage or mezzanine loans subject us to the risks associated with the borrower’s default, including potential bankruptcy, and there may be significant delays and costs associated with the process of foreclosure on collateral securing or supporting these investments. There can be no assurance that we would recover any or all of our investment in the event of such a default or bankruptcy.
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
Investments in international markets may also subject us to risks associated with funding increasing headcount, integrating new offices, and establishing effective controls and procedures to regulate the operations of new offices and to monitor compliance with U.S. laws and regulations such as the Foreign Corrupt Practices Act and similar foreign laws and regulations, such as the U.K. Bribery Act.

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
In appropriate circumstances, we intend to develop, acquire and recapitalize properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. We currently have joint ventures that are and are not consolidated within our financial statements. Our share of the aggregate revenue from all of our joint ventures represented approximately 18.9% of our total revenue (the sum of our total consolidated revenue and our share of such joint venture revenue) for the three months ended December 31, 2015. Our participation in joint ventures subjects us to risks, including but not limited to, the following risks that:

•
we could become engaged in a dispute with any of our joint venture partners that might affect our ability to develop, finance or operate a property and could lead to the sale of either parties ownership interest or the property;

•	some of our joint ventures are subject to debt and in the current credit markets the refinancing of such debt may require equity capital calls;

•	our joint venture partners may default on their obligations necessitating that we fulfill their obligation ourselves;

•	our joint venture partners may have different objectives than we have regarding the appropriate timing and terms of any sale or refinancing of properties or the commencement of development activities;

•	our joint venture partners may be structured differently than us for tax purposes and this could create conflicts of interest;

•	our joint venture partners may have competing interests in our markets that could create conflicts of interest; and

•	our joint ventures may be unable to repay any amounts that we may loan to them.
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
Our ability to dispose of some of our properties is constrained by their tax attributes. Properties which we developed and have owned for a significant period of time or which we acquired through tax deferred contribution transactions in exchange for partnership interests in BPLP often have low tax bases. Furthermore, as a REIT, BXP may be subject to a 100% “prohibited transactions” tax on the gain from dispositions of property if BXP is deemed to hold the property primarily for sale to customers in the ordinary course of business, unless the disposition qualifies under a safe harbor exception for properties that have been held for at least two years and with respect to which certain other requirements are met. The potential application of the prohibited transactions tax could cause us to forego potential dispositions of property or other opportunities that might otherwise be attractive to us, or to undertake such dispositions or other opportunities through a taxable REIT subsidiary, which would generally result in income taxes being incurred. If we dispose of these properties outright in taxable transactions, we may be required to distribute a significant amount of the taxable gain to our securityholders under the requirements of the Internal Revenue Code for REITs, which in turn would impact our future cash flow and may increase our leverage. In some cases, without incurring additional costs we may be restricted from disposing of properties contributed in exchange for our partnership interests under tax protection agreements with contributors. To dispose of low basis or tax-protected properties efficiently we from time to time use like-kind exchanges, which are intended to qualify for non-recognition of taxable gain, but can be difficult to consummate and result in the property for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes (including tax protection covenants).

Conflicts of interest exist with holders of interests in BPLP.
Sales of properties and repayment of related indebtedness will have different effects on holders of interests in BPLP than on BXP’s stockholders.
Some holders of interests in BPLP, including Mortimer B. Zuckerman, could incur adverse tax consequences upon the sale of certain of our properties and on the repayment of related debt which differ from the tax consequences to BXP and its stockholders. Consequently, such holders of partnership interests in BPLP may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. While BXP has exclusive authority under the limited partnership agreement of BPLP to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, subject, in the case of certain properties, to the contractual commitments described below, any such decision would require the approval of BXP’s Board of Directors. While the Board of Directors has a policy with respect to these matters, Mr. Zuckerman, as non-executive Chairman, and other directors and executive officers, could exercise their influence in a manner inconsistent with the interests of some, or a majority, of BXP’s stockholders, including in a manner which could prevent completion of a sale of a property or the repayment of indebtedness.
Agreement not to sell some properties.
We have entered into agreements with respect to some properties that we have acquired in exchange for partnership interests in BPLP. Pursuant to those agreements, we have agreed not to sell or otherwise transfer some of our properties, prior to specified dates, in any transaction that would trigger taxable income and we are responsible for the reimbursement of certain tax-related costs to the prior owners if the subject properties are sold in a taxable sale. In general, our obligations to the prior owners are limited in time and only apply to actual damages suffered. As of December 31, 2015, there was one property subject to these restrictions. This property accounted for approximately 7% of our total revenue (the sum of our total consolidated revenue and our share of joint venture revenue) for the year ended December 31, 2015.
BPLP has also entered into agreements providing prior owners of properties with the right to guarantee specific amounts of indebtedness and, in the event that the specific indebtedness they guarantee is repaid or reduced, additional and/or substitute indebtedness. These agreements may hinder actions that BPLP may otherwise desire to take to repay or refinance guaranteed indebtedness because BPLP would be required to make payments to the beneficiaries of such agreements if it violates these agreements.
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
We depend on the efforts of key personnel, particularly Owen D. Thomas, Chief Executive Officer, Douglas T. Linde, President, and Raymond A. Ritchey, Senior Executive Vice President. Among the reasons that Messrs. Thomas, Linde and Ritchey are important to our success is that each has a national reputation, which attracts business and investment opportunities and assists us in negotiations with lenders, joint venture partners and other investors. If we lost their services, our relationships with lenders, potential tenants and industry personnel could diminish.
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
The Americans with Disabilities Act generally requires that certain buildings, including office buildings, residential buildings and hotels, be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to our securityholders.
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
As of December 31, 2015, the U.S. Government was our largest tenant by square feet. We are subject to compliance with a wide variety of complex legal requirements because we are a federal Government contractor. These laws regulate how we conduct business, require us to administer various compliance programs and require us to impose compliance responsibilities on some of our contractors. Our failure to comply with these laws could subject us to fines, penalties and damages, cause us to be in default of our leases and other contracts with the federal Government and bar us from entering into future leases and other contracts with the federal Government. There can be no assurance that these costs and loss of revenue will not have a material adverse effect on our properties, operations or business.
Some potential losses are not covered by insurance.
We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 and further extended to December 31, 2020 by the Terrorism Risk Insurance Program

Reauthorization Act of 2015 (“TRIPRA”), and we can provide no assurance that it will be extended further. Currently, the per occurrence limits of our portfolio property insurance program are $1.0 billion, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). We also carry $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of Terrorism Coverage in our property insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. We also currently carry nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP, as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which we manage. The per occurrence limit for NBCR Coverage is $1 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” In 2015, the program trigger was $100.0 million and the coinsurance was 15%, however both will increase in subsequent years pursuant to TRIPRA. If the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. We may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in our portfolio or for any other reason. We intend to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.
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
IXP, a captive insurance company which is a wholly-owned subsidiary, acts as a direct insurer with respect to a portion of our earthquake insurance coverage for our Greater San Francisco properties and our NBCR Coverage. Insofar as we own IXP, we are responsible for its liquidity and capital resources, and the accounts of IXP are part of our consolidated financial statements. In particular, if a loss occurs which is covered by our NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. IXP would also be responsible for any recoupment charges by the Federal Government in the event losses are paid out and its insurance policy is maintained after the payout by the Federal Government. If we experience a loss and IXP is required to pay under its insurance policy, we would ultimately record the loss to the extent of the required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance. In addition, BPLP has issued a guarantee to cover liabilities of IXP in the amount of $20.0 million.
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
Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at or migrating from our properties simply because of our current or past ownership or operation of the real estate. If unidentified environmental problems arise, we may have to make substantial payments, which could adversely affect our cash flow and our ability to make distributions to our securityholders, because: as owner or operator we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination; the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination; even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean-up costs; and governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs.
These costs could be substantial and in extreme cases could exceed the amount of our insurance or the value of the contaminated property. We currently carry environmental insurance in an amount and subject to deductibles that we believe are commercially reasonable. Specifically, we carry a pollution legal liability policy with a $20 million limit per incident and a policy aggregate limit of $40 million. The presence or migration of hazardous or toxic substances or petroleum products or the failure to properly remediate contamination may give rise to third-party claims for bodily injury, property damage and/or response costs and may materially and adversely affect our ability to borrow against, sell or rent an affected property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with contamination. Changes in laws, regulations and practices and their implementation increasing the potential liability for environmental conditions existing at our properties, or increasing the restrictions on the handling, storage or discharge of hazardous or toxic substances or petroleum products or other actions may result in significant unanticipated expenditures.
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
Some of our properties are located in urban and previously developed areas where fill or current or historic industrial uses of the areas have caused site contamination. It is our policy to retain independent environmental consultants to conduct or update Phase I environmental site assessments and asbestos surveys with respect to our acquisition of properties. These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents, but do not involve invasive techniques such as soil and ground water sampling. Where appropriate, on a property-by-property basis, our practice is to have these consultants conduct additional testing, including sampling for asbestos, for lead and other contaminants in drinking water and, for soil and/or groundwater contamination where underground storage tanks are or were located or where other past site usage creates a potential environmental problem. Even though these environmental assessments are conducted, there is still the risk that:

•	the environmental assessments and updates did not identify or properly address all potential environmental liabilities;

•	a prior owner created a material environmental condition that is not known to us or the independent consultants preparing the assessments;

•	new environmental liabilities have developed since the environmental assessments were conducted; and

•	future uses or conditions such as changes in applicable environmental laws and regulations could result in environmental liability for us.
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
A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;

•	result in our inability to properly monitor our compliance with the rules and regulations regarding BXP’s qualification as a REIT;

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
We did not obtain new owner’s title insurance policies in connection with properties acquired during BXP’s initial public offering.
We acquired many of our properties from our predecessors at the completion of BXP’s initial public offering in June 1997. Before we acquired these properties, each of them was insured by a title insurance policy. We did not obtain new owner’s title insurance policies in connection with the acquisition of these properties. To the extent we have financed properties after acquiring them in connection with the initial public offering, we have obtained new title insurance policies, however, the amount of these policies may be less than the current or future value of the applicable properties. Nevertheless, because in many instances we acquired these properties indirectly by acquiring ownership of the entity that owned the property and those owners remain in existence as our subsidiaries, some of these title insurance policies may continue to benefit us. Many of these title insurance policies may be for amounts less than the current or future values of the applicable properties. If there was a title defect related to any of these properties, or to any of the properties acquired at the time of the initial public offering of BXP, that is no longer covered by a title insurance policy, we could lose both our capital invested in and our anticipated profits from such property. We have obtained title insurance policies for all properties that we have acquired after the initial public offering of BXP, however, these policies may be for amounts less than the current or future values of the applicable properties.
We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.
At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended, including with respect to our hotel ownership structure. We cannot predict if or when any new U.S. federal income tax law, regulation, or administrative interpretation, or any amendment to any existing U.S. federal income tax law, Treasury regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. BXP, its taxable REIT subsidiaries, and our securityholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, Treasury regulation or administrative interpretation.
We face possible adverse state local tax audits and changes in state and local tax law.
Because BXP is organized and qualifies as a REIT, it is generally not subject to federal income taxes, but we are subject to certain state and local taxes. In the normal course of business, certain entities through which we own real estate either have undergone, or are currently undergoing, tax audits. Although we believe that we have substantial arguments in favor of our positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.
From time to time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition and results of operations and the amount of cash available for the payment of dividends and distributions to our securityholders.
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
Failure to qualify as a real estate investment trust would cause BXP to be taxed as a corporation, which would substantially reduce funds available for payment of dividends.
If BXP fails to qualify as a REIT for federal income tax purposes, it will be taxed as a corporation unless certain relief provisions apply. We believe that BXP is organized and qualified as a REIT and intends to operate in a manner that will allow BXP to continue to qualify as a REIT. However, we cannot assure you that BXP is qualified as such, or that it will remain qualified as such in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.
In addition, we currently hold certain of our properties through subsidiaries that have elected to be taxed as REITs and we may in the future determine that it is in our best interests to hold one or more of our other properties through one or more subsidiaries that elect to be taxed as REITs. If any of these subsidiaries fails to qualify as a REIT for federal income tax purposes, then BXP may also fail to qualify as a REIT for federal income tax purposes.
If BXP fails to qualify as a REIT then, unless certain relief provisions apply, it will face serious tax consequences that will substantially reduce the funds available for payment of dividends for each of the years involved because:

•	BXP would not be allowed a deduction for dividends paid to stockholders in computing its taxable income and would be subject to federal income tax at regular corporate rates;

•	BXP also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless BXP is entitled to relief under statutory provisions, BXP could not elect to be subject to tax as a REIT for four taxable years following the year during which it was disqualified.
In addition, if BXP fails to qualify as a REIT and the relief provisions do not apply, it will no longer be required to pay dividends. As a result of all these factors, BXP’s failure to qualify as a REIT could impair our ability to raise capital and expand our business, and it would adversely affect the value of BXP’s common stock. If BXP fails to qualify as a REIT but is eligible for certain relief provisions, then it may retain its status as a REIT, but may be required to pay a penalty tax, which could be substantial.

In order to maintain BXP’s REIT status, we may be forced to borrow funds during unfavorable market conditions.
In order to maintain BXP’s REIT status, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings. To qualify as a REIT, BXP generally must distribute to its stockholders at least 90% of its taxable income each year, excluding capital gains and with certain other adjustments. In addition, BXP will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid in any calendar year are less than the sum of 85% of ordinary income, 95% of capital gain net income and 100% of undistributed income from prior years. We may need short-term debt or long-term debt or proceeds from asset sales, creation of joint ventures or sales of common stock to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. The inability of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain BXP’s REIT status.
Limits on changes in control may discourage takeover attempts beneficial to stockholders.
Provisions in BXP’s charter and bylaws, BXP’s shareholder rights agreement and the limited partnership agreement of BPLP, as well as provisions of the Internal Revenue Code and Delaware corporate law, may:

•	delay or prevent a change of control over BXP or a tender offer, even if such action might be beneficial to BXP’s stockholders; and

•	limit BXP’s stockholders’ opportunity to receive a potential premium for their shares of common stock over then-prevailing market prices.
Stock Ownership Limit
To facilitate maintenance of BXP’s qualification as a REIT and to otherwise address concerns relating to concentration of stock ownership, BXP’s charter generally prohibits ownership, directly, indirectly or beneficially, by any single stockholder of more than 6.6% of the number of outstanding shares of any class or series of its common stock. We refer to this limitation as the “ownership limit.” BXP’s Board of Directors may waive, in its sole discretion, or modify the ownership limit with respect to one or more persons if it is satisfied that ownership in excess of this limit will not jeopardize BXP’s status as a REIT for federal income tax purposes. In addition, under BXP’s charter, each of Mortimer B. Zuckerman and the respective families and affiliates of Mortimer B. Zuckerman and Edward H. Linde, as well as, in general, pension plans and mutual funds, may actually and beneficially own up to 15% of the number of outstanding shares of any class or series of BXP’s equity common stock. Shares owned in violation of the ownership limit will be subject to the loss of rights to distributions and voting and other penalties. The ownership limit may have the effect of inhibiting or impeding a change in control.
BPLP’s Partnership Agreement
BXP has agreed in the limited partnership agreement of BPLP not to engage in specified extraordinary transactions, including, among others, business combinations, unless limited partners of BPLP other than BXP receives, or have the opportunity to receive, either (1) the same consideration for their partnership interests as holders of BXP common stock in the transaction or (2) limited partnership units that, among other things, would entitle the holders, upon redemption of these units, to receive shares of common equity of a publicly traded company or the same consideration as holders of BXP common stock received in the transaction. If these limited partners would not receive such consideration, we cannot engage in the transaction unless limited partners holding at least 75% of the common units of limited partnership interest, other than those held by BXP or its affiliates, consent to the transaction. In addition, BXP has agreed in the limited partnership agreement of BPLP that it will not complete specified extraordinary transactions, including among others, business combinations, in which BXP receive the approval of its common stockholders unless (1) limited partners holding at least 75% of the common units of limited partnership interest, other than those held by BXP or its affiliates, consent to the transaction or (2) the limited partners of BPLP are also allowed to vote and the transaction would have been approved had these limited partners been able to vote as common stockholders on the transaction. Therefore, if BXP’s common stockholders approve a specified extraordinary transaction, the partnership agreement requires the following before it can complete the transaction:

•	holders of partnership interests in BPLP, including BXP, must vote on the matter;

•	BXP must vote its partnership interests in the same proportion as its stockholders voted on the transaction; and

•	the result of the vote of holders of partnership interests in BPLP must be such that had such vote been a vote of stockholders, the business combination would have been approved.

With respect to specified extraordinary transactions, BXP has agreed in BPLP’s partnership agreement to use its commercially reasonable efforts to structure such a transaction to avoid causing its limited partners to recognize gain for federal income tax purposes by virtue of the occurrence of or their participation in such a transaction.
As a result of these provisions, a potential acquirer may be deterred from making an acquisition proposal, and BXP may be prohibited by contract from engaging in a proposed extraordinary transaction, including a proposed business combination, even though BXP stockholders approve of the transaction.
Shareholder Rights Plan
BXP has a shareholder rights plan. Under the terms of this plan, BXP can in effect prevent a person or group from acquiring more than 15% of the outstanding shares of its common stock because, unless BXP’s Board of Directors approves of the acquisition, after the person acquires more than 15% of BXP’s outstanding common stock, all other stockholders will have the right to purchase securities from BXP at a price that is less than their then fair market value. This would substantially reduce the value and influence of the stock owned by the acquiring person. The Board of Directors of BXP can prevent the plan from operating by approving the transaction in advance, which gives us significant power to approve or disapprove of the efforts of a person or group to acquire a large interest in our company.
Changes in market conditions could adversely affect the market price of BXP’s common stock.
As with other publicly traded equity securities, the value of BXP’s common stock depends on various market conditions that may change from time to time. Among the market conditions that may affect the value of BXP’s common stock are the following:

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
The market value of BXP’s common stock is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash dividends. Consequently, BXP’s common stock may trade at prices that are greater or less than BXP’s net asset value per share of common stock. If our future earnings or cash dividends are less than expected, it is likely that the market price of BXP’s common stock will diminish.
Further issuances of equity securities may be dilutive to current securityholders.
The interests of our existing securityholders could be diluted if additional equity securities are issued to finance future developments, acquisitions or repay indebtedness. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity.
The number of shares available for future sale could adversely affect the market price of BXP’s stock.
In connection with and subsequent to BXP’s initial public offering, we have completed many private placement transactions in which shares of stock of BXP or partnership interests in BPLP were issued to owners of properties we acquired or to institutional investors. This common stock, or common stock issuable in exchange for such partnership interests in BPLP, may be sold in the public securities markets over time under registration rights we granted to these investors. Additional common stock issuable under our employee benefit and other incentive plans, including as a result of the grant of stock options and restricted equity securities, may also be sold in the market at some time in the future. Future sales of BXP common stock in the market could adversely affect the price of its common stock. We cannot predict the effect the perception in the market that such sales may occur will have on the market price of BXP’s common stock.
We may change our policies without obtaining the approval of our stockholders.
Our operating and financial policies, including our policies with respect to acquisitions of real estate, growth, operations, indebtedness, capitalization and dividends, are exclusively determined by BXP’s Board of Directors. Accordingly, our securityholders do not control these policies.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties.
At December 31, 2015, we owned or had interests in 168 commercial real estate properties, totaling approximately 46.5 million net rentable square feet, including eleven properties under construction/redevelopment totaling approximately 4.6 million net rentable square feet. Our properties consisted of (1) 158 office properties, including 127 Class A office buildings, including nine properties under construction/redevelopment, and 31 properties that support both office and technical uses, (2) five retail properties, (3) one hotel and (4) four residential properties (including two under construction). In addition, we own or control 457.1 acres of land parcels for future development. The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2015.

Properties	Location	% Leased as of December 31, 2015 (1)	Number of Buildings	Net Rentable Square Feet
Class A Office
767 Fifth Avenue (the General Motors Building) (60% ownership)	New York, NY	96.7%	1	1,822,412
200 Clarendon Street (formerly the John Hancock Tower)	Boston, MA	77.0%	1	1,742,257
399 Park Avenue	New York, NY	98.9%	1	1,710,383
601 Lexington Avenue (55% ownership)	New York, NY	96.0%	1	1,632,710
100 Federal Street (55% ownership)	Boston, MA	83.9%	1	1,266,305
Times Square Tower (55% ownership)	New York, NY	100.0%	1	1,247,454
800 Boylston Street - The Prudential Center	Boston, MA	90.8%	1	1,227,964
599 Lexington Avenue	New York, NY	99.3%	1	1,057,978
Bay Colony Corporate Center	Waltham, MA	79.7%	4	1,006,062
250 West 55th Street	New York, NY	82.8%	1	986,823
Embarcadero Center Four	San Francisco, CA	89.1%	1	935,615
111 Huntington Avenue - The Prudential Center	Boston, MA	100.0%	1	860,455
Embarcadero Center One	San Francisco, CA	95.3%	1	830,960
Atlantic Wharf Office (55% ownership)	Boston, MA	100.0%	1	793,827
Embarcadero Center Two	San Francisco, CA	87.4%	1	780,668
Embarcadero Center Three	San Francisco, CA	95.7%	1	775,268
Capital Gallery	Washington, DC	99.8%	1	631,029
South of Market	Reston, VA	89.7%	3	623,665
Metropolitan Square (51% ownership) (2)	Washington, DC	77.5%	1	589,629
901 New York Avenue (25% ownership) (2)	Washington, DC	92.4%	1	539,680
Reservoir Place	Waltham, MA	94.0%	1	528,885
680 Folsom Street	San Francisco, CA	98.4%	2	524,793
Fountain Square	Reston, VA	95.2%	2	521,598
601 and 651 Gateway	South San Francisco, CA	99.6%	2	506,279
101 Huntington Avenue - The Prudential Center	Boston, MA	95.6%	1	505,249
2200 Pennsylvania Avenue	Washington, DC	100.0%	1	458,831
One Freedom Square	Reston, VA	100.0%	1	432,581
Two Freedom Square	Reston, VA	100.0%	1	421,757
Market Square North (50% ownership) (2)	Washington, DC	72.8%	1	415,523
One Tower Center	East Brunswick, NJ	35.5%	1	412,797

Properties	Location	% Leased as of December 31, 2015 (1)	Number of Buildings	Net Rentable Square Feet
140 Kendrick Street	Needham, MA	84.2%	3	380,987
One and Two Discovery Square	Reston, VA	97.8%	2	366,990
Weston Corporate Center	Weston, MA	100.0%	1	356,995
510 Madison Avenue	New York, NY	100.0%	1	355,598
One Reston Overlook	Reston, VA	100.0%	1	319,519
1333 New Hampshire Avenue	Washington, DC	100.0%	1	315,371
535 Mission Street (3)	San Francisco, CA	82.3%	1	307,235
Waltham Weston Corporate Center	Waltham, MA	90.3%	1	306,687
230 CityPoint	Waltham, MA	93.9%	1	300,573
Wisconsin Place Office	Chevy Chase, MD	97.6%	1	299,186
540 Madison Avenue (60% ownership) (2)	New York, NY	93.6%	1	283,695
Quorum Office Park	Chelmsford, MA	90.0%	2	267,527
355 Main Street	Cambridge, MA	100.0%	1	265,342
Reston Corporate Center	Reston, VA	100.0%	2	261,046
611 Gateway	South San Francisco, CA	95.2%	1	260,337
Democracy Tower	Reston, VA	100.0%	1	259,441
New Dominion Technology Park - Building Two	Herndon, VA	100.0%	1	257,400
200 West Street	Waltham, MA	99.3%	1	256,245
1330 Connecticut Avenue	Washington, DC	98.7%	1	252,171
500 E Street, S.W.	Washington, DC	100.0%	1	251,994
New Dominion Technology Park - Building One	Herndon, VA	100.0%	1	235,201
510 Carnegie Center	Princeton, NJ	100.0%	1	234,160
500 North Capitol Street, N.W. (30% ownership) (2)	Washington, DC	92.8%	1	230,859
90 Broadway	Cambridge, MA	96.1%	1	223,771
255 Main Street	Cambridge, MA	100.0%	1	215,629
77 CityPoint	Waltham, MA	100.0%	1	209,707
Sumner Square	Washington, DC	100.0%	1	208,892
University Place	Cambridge, MA	100.0%	1	195,282
300 Binney Street	Cambridge, MA	100.0%	1	195,191
North First Business Park (4)	San Jose, CA	100.0%	5	190,636
2600 Tower Oaks Boulevard	Rockville, MD	60.9%	1	179,369
150 Broadway	Cambridge, MA	100.0%	1	177,226
Lexington Office Park	Lexington, MA	88.1%	2	166,858
210 Carnegie Center	Princeton, NJ	73.0%	1	162,372
206 Carnegie Center	Princeton, NJ	100.0%	1	161,763
191 Spring Street	Lexington, MA	100.0%	1	158,900
Kingstowne Two	Alexandria, VA	93.7%	1	156,251
105 Broadway	Cambridge, MA	100.0%	1	152,664
212 Carnegie Center	Princeton, NJ	86.9%	1	151,547
Kingstowne One	Alexandria, VA	77.7%	1	151,483
214 Carnegie Center	Princeton, NJ	67.6%	1	150,774
506 Carnegie Center	Princeton, NJ	62.5%	1	149,110
2440 West El Camino Real	Mountain View, CA	100.0%	1	141,392
Two Reston Overlook	Reston, VA	100.0%	1	134,615

Properties	Location	% Leased as of December 31, 2015 (1)	Number of Buildings	Net Rentable Square Feet
508 Carnegie Center	Princeton, NJ	96.0%	1	134,433
202 Carnegie Center	Princeton, NJ	45.5%	1	134,068
101 Carnegie Center	Princeton, NJ	86.5%	1	128,288
Annapolis Junction Building Seven (50% ownership) (2)	Annapolis, MD	100.0%	1	127,229
Annapolis Junction Building Eight (50% ownership) (2)	Annapolis, MD	—%	1	125,685
504 Carnegie Center	Princeton, NJ	48.3%	1	121,990
40 Shattuck Road	Andover, MA	81.6%	1	121,542
502 Carnegie Center	Princeton, NJ	91.3%	1	121,460
701 Carnegie Center	Princeton, NJ	100.0%	1	120,000
Annapolis Junction Building Six (50% ownership) (2)	Annapolis, MD	48.9%	1	119,339
91 Hartwell Avenue	Lexington, MA	100.0%	1	119,216
Annapolis Junction Building One (50% ownership) (2)	Annapolis, MD	88.8%	1	117,599
325 Main Street	Cambridge, MA	100.0%	1	115,361
201 Spring Street	Lexington, MA	100.0%	1	106,300
104 Carnegie Center	Princeton, NJ	90.1%	1	102,830
33 Hayden Avenue	Lexington, MA	100.0%	1	80,872
145 Broadway	Cambridge, MA	100.0%	1	79,616
105 Carnegie Center	Princeton, NJ	62.7%	1	69,955
32 Hartwell Avenue	Lexington, MA	100.0%	1	69,154
302 Carnegie Center	Princeton, NJ	100.0%	1	64,926
195 West Street	Waltham, MA	100.0%	1	63,500
100 Hayden Avenue	Lexington, MA	100.0%	1	55,924
181 Spring Street	Lexington, MA	100.0%	1	55,793
211 Carnegie Center	Princeton, NJ	100.0%	1	47,025
92 Hayden Avenue	Lexington, MA	100.0%	1	31,100
690 Folsom Street (5)	San Francisco, CA	55.2%	1	26,080
201 Carnegie Center	Princeton, NJ	100.0%	—	6,500
Subtotal for Class A Office Properties		91.6%	118	38,513,213
Retail
The Shops at the Prudential Center	Boston, MA	95.6%	1	490,977
Fountain Square Retail	Reston, VA	97.2%	1	237,209
Kingstowne Retail	Alexandria, VA	100.0%	1	88,288
Star Market at the Prudential Center	Boston, MA	100.0%	1	57,235
The Point (formerly 99 Third Avenue Retail)	Waltham, MA	84.7%	1	16,300
Subtotal for Retail Properties		96.5%	5	890,009
Office/Technical Properties
Mountain View Research Park	Mountain View, CA	100.0%	15	540,433
415 Main Street (6)	Cambridge, MA	100.0%	1	231,028
7601 Boston Boulevard	Springfield, VA	100.0%	1	114,028
7435 Boston Boulevard	Springfield, VA	67.1%	1	103,557
8000 Grainger Court	Springfield, VA	37.6%	1	88,775
7500 Boston Boulevard	Springfield, VA	100.0%	1	79,971
7501 Boston Boulevard	Springfield, VA	100.0%	1	75,756

Properties	Location	% Leased as of December 31, 2015 (1)		Number of Buildings	Net Rentable Square Feet
250 Binney Street	Cambridge, MA	100.0%		1	67,362
164 Lexington Road	Billerica, MA	—%		1	64,140
7450 Boston Boulevard	Springfield, VA	—%		1	62,402
7374 Boston Boulevard	Springfield, VA	100.0%		1	57,321
8000 Corporate Court	Springfield, VA	100.0%		1	52,539
7451 Boston Boulevard	Springfield, VA	67.4%		1	45,615
7300 Boston Boulevard	Springfield, VA	100.0%		1	32,000
17 Hartwell Avenue	Lexington, MA	—%		1	30,000
453 Ravendale Drive	Mountain View, CA	90.7%		1	29,620
7375 Boston Boulevard	Springfield, VA	79.2%		1	26,865
Subtotal for Office/Technical Properties		84.2%		31	1,701,412
Residential Properties
The Avant at Reston Town Center (359 units)	Reston, VA	93.9%	(7)	1	355,347	(8)
The Lofts at Atlantic Wharf (86 units)	Boston, MA	96.5%	(7)	1	87,097	(9)
Subtotal for Residential Properties		94.4%		2	442,444
Hotel Property
Boston Marriott Cambridge (433 rooms)	Cambridge, MA	80.8%	(10)	1	334,260	(11)
Subtotal for Hotel Property		80.8%		1	334,260
Subtotal for In-Service Properties		91.4%		157	41,881,338
Properties Under Construction (12)
Office and Retail
804 Carnegie Center	Princeton, NJ	100%		1	130,000
1265 Main Street (50% ownership)	Waltham, MA	100%		1	115,000
Prudential Center Retail Expansion	Boston, MA	100%		—	15,000
601 Massachusetts Avenue (3)	Washington, DC	90%		1	478,000
10 CityPoint	Waltham, MA	96%		1	245,000
888 Boylston Street	Boston, MA	68%		1	425,000
Salesforce Tower (95% ownership)	San Francisco, CA	59%		1	1,400,000
The Hub on Causeway (50% ownership)	Boston, MA	33%		1	385,000
Dock72 (50% ownership)	Brooklyn, NY	33%		1	670,000
Residential
Cambridge Residential / 88 Ames (274 units)	Cambridge, MA	N/A		1	164,000
Reston Signature Site (508 units)	Reston, VA	N/A		1	514,000
Redevelopment
Reservoir Place North	Waltham, MA	—%		1	73,000
Subtotal for Properties Under Construction		60%	(13)	11	4,614,000
Total Portfolio				168	46,495,338
_______________

(1)	Represents signed leases for in-service properties which revenue recognition has commenced in accordance with generally accepted accounting principles in the United States (“GAAP”).

(2)	Property is an unconsolidated joint venture.

(3)	Including leases with future commencement dates, this property is 99% leased as of February 22, 2016.

(4)	Property held for redevelopment as of December 31, 2015, with the potential to develop a total of approximately 1.6 million square feet at this location.

(5)	Including leases with future commencement dates, this property is 100% leased as of February 22, 2016.

(6)	This property was sold on February 1, 2016 (See Note 20 to the Consolidated Financial Statements).

(7)	Note that these amounts are not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2015.

(8)
Includes 26,179 square feet of retail space which is 100% leased as of December 31, 2015. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2015.

(9)
Includes 9,617 square feet of retail space which is 100% leased as of December 31, 2015. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2015.

(10)
Represents the weighted-average room occupancy for the year ended December 31, 2015. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2015.

(11)
Includes 4,260 square feet of retail space which is 100% leased of December 31, 2015. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2015.

(12)	Represents percentage leased as of February 22, 2016.

(13)	Includes approximately 33,000 square feet of retail space from residential developments which is 0% leased.
Percentage Leased and Average Annualized Revenue per Square Foot for In-Service Properties
The following table sets forth our percentage leased and average annualized revenue per square foot on a historical basis for our In-Service Properties.

	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Percentage leased (1)	91.4%	91.7%	93.4%	91.4%	91.3%
Average annualized revenue per square foot (2)	$60.89	$58.97	$56.36	$55.43	$53.58
_______________

(1)	Represents signed leases, excluding hotel and residential properties, for which revenue recognition has commenced in accordance with GAAP.

(2)
Represents the monthly contractual base rents and recoveries from tenants under existing leases as of December 31, 2015, 2014, 2013, 2012, and 2011 multiplied by twelve. These annualized amounts are before rent abatements and include expense reimbursements, which may be estimates as of such date. The aggregate amount of rent abatements per square foot under existing leases as of December 31, 2015, 2014, 2013, 2012, and 2011 for the succeeding twelve month period is $0.60, $1.05, $0.58, $1.17 and $1.10 respectively.

Top 20 Tenants by Square Feet
Our 20 largest tenants by square feet as of December 31, 2015 were as follows:

	Tenant	Square Feet		% of In-Service Portfolio
1	U.S. Government	1,715,994	(1)	4.17%
2	Citibank	984,692	(2)	2.39%
3	Biogen	772,212		1.88%
4	Bank of America	758,995	(3)	1.84%
5	Wellington Management	680,566	(4)	1.65%
6	Arnold & Porter	644,409		1.57%
7	Kirkland & Ellis	621,652	(5)	1.51%
8	Genentech	570,769		1.39%
9	Ropes & Gray	528,931		1.29%
10	O’Melveny & Myers	500,046	(6)	1.22%
11	Weil Gotshal Manges	455,819	(7)	1.11%
12	Shearman & Sterling	450,258		1.09%
13	Microsoft	382,532		0.93%
14	Google	368,711		0.90%
15	Finnegan Henderson Farabow	362,405	(8)	0.88%
16	Ann Inc. (fka Ann Taylor Corp.)	351,026	(9)	0.85%
17	Morgan Lewis Bockius	339,914		0.83%
18	PTC	320,655		0.78%
19	Blue Cross and Blue Shield of Massachusetts	308,210		0.75%
20	Mass Financial Services	301,668		0.73%

__________________

(1)	Includes 1,980 and 232,103 square feet of space in properties in which we have a 51% and 50% interest, respectively.

(2)	Includes 443,141, 10,080 and 2,761 square feet of space in properties in which we have a 55%, 60%, and 51% interest, respectively.

(3)	Includes 690,912 and 50,887 square feet of space in properties in which we have a 55% and 60% interest, respectively.

(4)	Includes 669,807 square feet of space in properties in which we have a 55% interest.

(5)	Includes 391,662 and 229,990 square feet of space in properties in which we have a 55% and 51% interest, respectively.

(6)	Includes 325,750 square feet of space in a property in which we have a 55% interest.

(7)	Includes 427,672 and 28,147 square feet of space in properties in which we have a 60% and 55% interest, respectively.

(8)	Includes 292,548 square feet of space in a property in which we have a 25% interest.

(9)	Includes 331,209 square feet of space in a property in which we have a 55% interest.
Tenant Diversification
Our tenant diversification as of December 31, 2015 was as follows:

Sector	Percentage of Gross Rent
Legal Services	25%
Media & Technology	18%
Financial Services - all other	18%
Financial Services - commercial and investment banking	11%
Other	10%
Other Professional Services	7%
Retail	7%
Government / Public Administration	4%
Lease Expirations (1)(2)

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups(3)	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups p.s.f.(3)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups(4)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups p.s.f.(4)	Percentage of Total Square Feet
2015 (5)	366,784	$20,110,864	$54.83	$20,110,864	$54.83	0.9%
2016	2,933,268	165,819,092	56.53	167,936,425	57.25	7.1%
2017	2,946,289	186,771,866	63.39	188,037,990	63.82	7.2%
2018	1,862,709	118,524,008	63.63	121,135,964	65.03	4.5%
2019	3,349,851	176,279,203	52.62	182,064,958	54.35	8.2%
2020	4,537,588	281,177,646	61.97	293,995,079	64.79	11.0%
2021	2,858,557	158,321,740	55.39	176,217,416	61.65	7.0%
2022	3,969,739	224,453,825	56.54	246,117,470	62.00	9.7%
2023	1,366,323	82,256,212	60.20	94,747,317	69.34	3.3%
2024	2,722,736	158,826,525	58.33	178,524,558	65.57	6.6%
Thereafter	10,757,883	724,345,138	67.33	923,995,781	85.89	26.2%
 _______________

(1)	Includes 100% of unconsolidated joint venture properties. Does not include residential units or the hotel.

(2)
Does not include data for leases expiring in a particular year when leases for the same space have already been signed with replacement tenants with future commencement dates. In those cases, the data is included in the year in which the future lease with the replacement tenant expires.

(3)
Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2015 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

(4)
Represents the monthly contractual base rent under expiring leases with future contractual increases upon expiration and recoveries from tenants under existing leases as of December 31, 2015 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

(5)	Represents leases that expired on December 31, 2015.

Item 3. Legal Proceedings
We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) The common stock of Boston Properties, Inc. is listed on the New York Stock Exchange under the symbol “BXP.” At February 22, 2016, BXP had approximately 1,324 stockholders of record.
There is no established public trading market for BPLP’s common units. On February 22, 2016, there were approximately 176 holders of record and 169,689,954 common units outstanding, 153,592,481 of which were held by BXP.
The high and low sales prices and dividends per share of BXP common stock and distributions per common unit of BPLP for the periods indicated in the table below were:

Quarter Ended	High	Low	Dividends per common share		Distributions per common unit
December 31, 2015	$130.68	$116.64	$1.90	(1)	$1.90	(1)
September 30, 2015	127.15	94.91	0.65		0.65
June 30, 2015	143.09	120.44	0.65		0.65
March 31, 2015	146.07	129.29	0.65		0.65
December 31, 2014	137.15	115.06	5.15	(2)	5.15	(2)
September 30, 2014	124.04	112.75	0.65		0.65
June 30, 2014	122.40	113.62	0.65		0.65
March 31, 2014	115.20	99.55	0.65		0.65
 _______________

(1)	Includes a special dividend/distribution of $1.25 per common share/unit.

(2)	Includes a special dividend/distribution of $4.50 per common share/unit.
In order to enable BXP to maintain its qualification as a REIT, it must make annual distributions to its stockholders of at least 90% of its taxable income (not including net capital gains and with certain other adjustments). BXP has adopted a policy of paying regular quarterly dividends on its common stock, and, as BPLP’s general partner, BXP has adopted a policy of paying regular quarterly distributions on common units of BPLP. For the year ended December 31, 2015, the decision to declare the special distribution was primarily a result of the taxable gains associated with the sale of approximately $584 million of assets in 2015. For the year ended December 31, 2014, the decision to declare the special distribution was primarily a result of the taxable gains associated with the sale of approximately $2.3 billion of assets during 2014 partially offset by our election to deduct costs that were capitalized in prior years that may now be deducted under the new Tangible Property Regulations discussed within “Liquidity and Capital Resources—REIT Tax Distribution Considerations—Application of Recent Regulations” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Cash distributions have been paid on the common stock of BXP and BPLP’s common units since BXP’s initial public offering. Distributions are declared at the discretion of the Board of Directors of BXP and depend on actual and anticipated cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors the Board of Directors of BXP may consider relevant.
Stock Performance Graph
The following graph provides a comparison of cumulative total stockholder return for the period from December 31, 2010 through December 31, 2015, among BXP, Standard & Poor’s (“S&P”) 500 Index, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) Equity REIT Total Return Index (the “Equity REIT Index”) and the NAREIT Office REIT Index (the “Office REIT Index”). The Equity REIT Index includes all tax-qualified equity REITs listed on the New York Stock Exchange, the American Stock Exchange and the NASDAQ Stock Market. Equity REITs are defined as those with 75% or more of their gross invested book value of assets invested directly or indirectly in the equity ownership of real estate. The Office REIT Index includes all office REITs included in the Equity REIT Index. Data for BXP, the S&P 500 Index, the Equity REIT Index and the Office REIT Index was provided to us by NAREIT. Upon written request, we will provide any stockholder with a list of the REITs included in the Equity REIT Index and the Office REIT Index. The stock performance graph assumes an investment of $100 in each of BXP and the three indices, and the reinvestment of any dividends. The historical information set forth below is not necessarily indicative of future performance. The data shown is based on the share prices or index values, as applicable, at the end of each month shown.

	As of the year ended December 31,
	2010	2011	2012	2013	2014	2015
Boston Properties, Inc.	$100.00	$118.15	$128.26	$127.55	$172.88	$176.57
S&P 500 Index	$100.00	$102.11	$118.45	$156.82	$178.28	$180.75
Equity REIT Index	$100.00	$108.28	$129.62	$133.32	$170.68	$175.51
Office REIT Index	$100.00	$99.24	$113.29	$119.60	$150.52	$150.96

(b) None.
(c) Issuer Purchases of Equity Securities. There were no repurchases during the fourth quarter.

Item 6. Selected Financial Data
The following tables sets forth selected financial and operating data on a historical basis for each of BXP and BPLP. The following data should be read in conjunction with BXP’s and BPLP’s financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. Our historical operating results may not be comparable to our future operating results.
Boston Properties, Inc.

	For the year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statement of Operations Information:
Total revenue	$2,490,821	$2,396,998	$2,135,539	$1,847,186	$1,722,792
Expenses:
Rental operating	872,252	835,290	742,956	639,088	572,668
Hotel operating	32,084	29,236	28,447	28,120	26,128
General and administrative	96,319	98,937	115,329	90,129	87,101
Transaction costs	1,259	3,140	1,744	3,653	1,987
Impairment loss	—	—	8,306	—	—
Depreciation and amortization	639,542	628,573	560,637	445,875	429,742
Total expenses	1,641,456	1,595,176	1,457,419	1,206,865	1,117,626
Operating income	849,365	801,822	678,120	640,321	605,166
Other income (expense):
Income from unconsolidated joint ventures	22,770	12,769	75,074	49,078	85,896
Gains on consolidation of joint ventures	—	—	385,991	—	—
Interest and other income	6,777	8,765	8,310	10,091	5,358
Gains (losses) from investments in securities	(653)	1,038	2,911	1,389	(443)
Interest expense	(432,196)	(455,743)	(446,880)	(410,970)	(391,533)
Gains (losses) from early extinguishments of debt	(22,040)	(10,633)	122	(4,453)	(1,494)
Income from continuing operations	424,023	358,018	703,648	285,456	302,950
Discontinued operations	—	—	137,792	46,683	10,876
Income before gains on sales of real estate	424,023	358,018	841,440	332,139	313,826
Gains on sales of real estate	375,895	168,039	—	—	—
Net income	799,918	526,057	841,440	332,139	313,826
Net income attributable to noncontrolling interests	(216,812)	(82,446)	(91,629)	(42,489)	(41,147)
Net income attributable to Boston Properties, Inc.	583,106	443,611	749,811	289,650	272,679
Preferred dividends	(10,500)	(10,500)	(8,057)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$572,606	$433,111	$741,754	$289,650	$272,679
Basic earnings per common share attributable to Boston Properties, Inc.:
Income from continuing operations	$3.73	$2.83	$4.06	$1.65	$1.80
Discontinued operations	—	—	0.81	0.28	0.07
Net income	$3.73	$2.83	$4.87	$1.93	$1.87
Weighted average number of common shares outstanding	153,471	153,089	152,201	150,120	145,693
Diluted earnings per common share attributable to Boston Properties, Inc.:
Income from continuing operations	$3.72	$2.83	$4.05	$1.64	$1.80
Discontinued operations	—	—	0.81	0.28	0.06
Net income	$3.72	$2.83	$4.86	$1.92	$1.86
Weighted average number of common and common equivalent shares outstanding	153,844	153,308	152,521	150,711	146,218

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet information:
Real estate, gross	$19,481,535	$19,236,403	$18,978,765	$14,893,328	$13,389,472
Real estate, net	15,555,641	15,688,744	15,817,194	11,959,168	10,746,486
Cash and cash equivalents	723,718	1,763,079	2,365,137	1,041,978	1,823,208
Total assets	18,379,456	19,886,767	20,176,264	15,475,065	14,796,839
Total indebtedness	9,036,513	9,906,984	11,341,508	8,912,369	8,704,138
Noncontrolling interests	—	105,325	150,921	208,434	55,652
Stockholders’ equity attributable to Boston Properties, Inc.	5,709,435	5,697,298	5,741,153	5,097,065	4,865,998
Equity noncontrolling interests	2,177,492	2,205,638	1,302,465	537,789	547,518

	For the year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share and percentage data)
Other Information:
Funds from Operations attributable to Boston Properties, Inc. (1)	$823,715	$807,506	$751,464	$741,419	$710,991
Dividends declared per share (2)	3.85	7.10	4.85	2.30	2.05
Cash flows provided by operating activities	799,411	695,553	777,926	642,949	606,328
Cash flows used in investing activities	(280,226)	(665,124)	(532,640)	(1,278,032)	(90,096)
Cash flows provided by (used in) financing activities	(1,558,546)	(632,487)	1,077,873	(146,147)	828,028
Total square feet at end of year (including development projects)	46,495	45,760	44,399	44,384	42,186
In-service percentage leased at end of year	91.4%	91.7%	93.4%	91.4%	91.3%
 _______________

(1)
Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of NAREIT, we calculate Funds from Operations, or FFO, by adjusting net income (loss) attributable to Boston Properties, Inc. common shareholders (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, impairment losses on depreciable real estate of consolidated real estate, impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. FFO is a non-GAAP financial measure. Management believes the use of FFO, combined with the required primary GAAP presentations, has improved investors’ understanding of the operating results of REITs and makes comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful supplemental measure for reviewing BXP’s comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses on depreciable real estate of consolidated real estate, impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and excluding real estate asset depreciation and amortization (which can vary among owners of assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. BXP’s computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. Amount represents BXP’s share, which was 89.68%, 89.81%, 89.99%, 89.48% and 88.57% for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively, after allocation to the noncontrolling interests.

FFO should not be considered as an alternative to net income attributable to Boston Properties, Inc. common shareholders (determined in accordance with GAAP) as an indication of our performance. FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO should be compared with our reported net income attributable to Boston Properties, Inc. common shareholders and considered in addition to cash flows in accordance with GAAP, as presented in BXP’s Consolidated Financial Statements.

A reconciliation of FFO to net income attributable to Boston Properties, Inc. common shareholders computed in accordance with GAAP is provided under the heading of “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations.”

(2)
Includes the special dividends of $1.25 per share, $4.50 per share and $2.25 per share paid on January 28, 2016, January 28, 2015 and January 29, 2014, respectively, to shareholders of record as of the close of business on December 31, 2015, 2014 and 2013, respectively.

Boston Properties Limited Partnership

	For the year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per unit data)
Statement of Operations Information:
Total revenue	$2,490,821	$2,396,998	$2,135,539	$1,847,186	$1,722,792
Expenses:
Rental operating	872,252	835,290	742,956	639,088	572,668
Hotel operating	32,084	29,236	28,447	28,120	26,128
General and administrative	96,319	98,937	115,329	90,129	87,101
Transaction costs	1,259	3,140	1,744	3,653	1,987
Impairment loss	—	—	4,401	—	—
Depreciation and amortization	631,549	620,064	552,589	437,692	421,519
Total expenses	1,633,463	1,586,667	1,445,466	1,198,682	1,109,403
Operating income	857,358	810,331	690,073	648,504	613,389
Other income (expense):
Income from unconsolidated joint ventures	22,770	12,769	75,074	49,078	85,896
Gains on consolidation of joint ventures	—	—	385,991	—	—
Interest and other income	6,777	8,765	8,310	10,091	5,358
Gains (losses) from investments in securities	(653)	1,038	2,911	1,389	(443)
Interest expense	(432,196)	(455,743)	(446,880)	(410,970)	(391,533)
Gains (losses) from early extinguishments of debt	(22,040)	(10,633)	122	(4,453)	(1,494)
Income from continuing operations	432,016	366,527	715,601	293,639	311,173
Discontinued operations	—	—	141,365	48,251	10,876
Income before gains on sales of real estate	432,016	366,527	856,966	341,890	322,049
Gains on sales of real estate	377,093	174,686	—	—	—
Net income	809,109	541,213	856,966	341,890	322,049
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships	(149,855)	(30,561)	(1,347)	(3,792)	(1,558)
Noncontrolling interest-redeemable preferred units	(6)	(1,023)	(6,046)	(3,497)	(3,339)
Net income attributable to Boston Properties Limited Partnership	659,248	509,629	849,573	334,601	317,152
Preferred distributions	(10,500)	(10,500)	(8,057)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$648,748	$499,129	$841,516	$334,601	$317,152
Basic earnings per common unit attributable to Boston Properties Limited Partnership:
Income from continuing operations	$3.79	$2.93	$4.14	$1.70	$1.86
Discontinued operations	—	—	0.83	0.29	0.07
Net income	$3.79	$2.93	$4.97	$1.99	$1.93
Weighted average number of common units outstanding	171,139	170,453	169,126	167,769	164,486
Diluted earnings per common unit attributable to Boston Properties Limited Partnership:
Income from continuing operations	$3.78	$2.92	$4.14	$1.70	$1.86
Discontinued operations	—	—	0.83	0.29	0.06
Net income	$3.78	$2.92	$4.97	$1.99	$1.92
Weighted average number of common and common equivalent units outstanding	171,512	170,672	169,446	168,360	165,011

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet information:
Real estate, gross	$19,061,141	$18,814,558	$18,548,441	$14,454,962	$12,949,326
Real estate, net	15,214,325	15,338,237	15,451,531	11,577,979	10,355,546
Cash and cash equivalents	723,718	1,763,079	2,365,137	1,041,978	1,823,208
Total assets	18,038,140	19,536,260	19,810,601	15,093,876	14,405,899
Total indebtedness	9,036,513	9,906,984	11,341,508	8,912,369	8,704,138
Noncontrolling interests	2,286,689	2,415,371	1,915,573	2,133,458	1,954,603
Boston Properties Limited Partnership partners’ capital	3,684,522	3,639,916	4,187,171	3,330,605	3,124,688
Noncontrolling interests in property partnerships	1,574,400	1,602,467	726,132	(1,964)	(1,063)

	For the year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per unit and percentage data)
Other Information:
Funds from operations (1)	$918,543	$899,094	$839,369	$828,586	$802,700
Distributions per common unit (2)	3.85	7.10	4.85	2.30	2.05
Cash flows provided by operating activities	799,411	695,553	777,926	642,949	606,328
Cash flows used in investing activities	(280,226)	(665,124)	(532,640)	(1,278,032)	(90,096)
Cash flows provided by (used in) financing activities	(1,558,546)	(632,487)	1,077,873	(146,147)	828,028
Total square feet at end of year (including development projects)	46,495	45,760	44,399	44,384	42,186
In-service percentage leased at end of year	91.4%	91.7%	93.4%	91.4%	91.3%
  _______________

(1)
Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or FFO, by adjusting net income (loss) attributable to Boston Properties Limited Partnership common unitholders (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, impairment losses on depreciable real estate of consolidated real estate, impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. FFO is a non-GAAP financial measure. Management believes the use of FFO, combined with the required primary GAAP presentations, has improved investors’ understanding of the operating results of REITs and makes comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful supplemental measure for reviewing BPLP’s comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses on depreciable real estate of consolidated real estate, impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and excluding real estate asset depreciation and amortization (which can vary among owners of assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. BPLP’s computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.

FFO should not be considered as an alternative to net income attributable to Boston Properties Limited Partnership common unitholders (determined in accordance with GAAP) as an indication of our performance. FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO should be compared with our reported net income attributable to Boston Properties Limited Partnership common unitholders and considered in addition to cash flows in accordance with GAAP, as presented in BPLP’s Consolidated Financial Statements.

A reconciliation of FFO to net income attributable to Boston Properties Limited Partnership common unitholders computed in accordance with GAAP is provided under the heading of “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations.”

(2)
Includes the special distributions of $1.25 per common unit, $4.50 per common unit and $2.25 per common unit paid on January 28, 2016, January 28, 2015 and January 29, 2014, respectively, to unitholders of record as of the close of business on December 31, 2015, 2014 and 2013, respectively.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.
Forward-Looking Statements
The Annual Reports on Form 10-K, including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. Such statements are contained principally, but not only, under the captions “Business—Business and Growth Strategies,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any such forward-looking statements are based on beliefs and on assumptions made by, and information currently available to, our management. When used, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “result,” “should,” “will” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected by the forward-looking statements. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.
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

•	risks associated with BXP’s potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended;

•	possible adverse changes in tax and environmental laws;

•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results;

•	risks associated with possible state and local tax audits; and

•	risks associated with our dependence on key personnel whose continued service is not guaranteed.
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
Overview
BXP is a fully integrated, self-administered and self-managed REIT and one of the largest owners and developers of Class A office properties in the United States. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Our properties are concentrated in four markets-Boston, New York, San Francisco and Washington, DC. We generate revenue and cash primarily by leasing Class A office space to our tenants. Factors we consider when we lease space include the creditworthiness of the tenant, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the costs of tenant improvements and other landlord concessions, current and anticipated operating costs and real estate taxes, our current and anticipated vacancy, current and anticipated future demand for office space and general economic factors. From time to time, we also generate cash through the strategic sale of assets depending on market conditions.
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
Outlook
We own and manage many significant buildings with large tenants, and several of these tenants’ leases expired in 2015 or will expire in 2016. In some cases, we expect it will take time to reposition, market and/or reach an agreement with desired tenants to re-lease this space. We are planning proactive repositionings of several of our properties, including the retail and low-rise portions of 601 Lexington Avenue and 399 Park Avenue in New York City, 100 Federal Street in Boston, and 1330 Connecticut Avenue and Metropolitan Square in Washington, DC, and we expect they will require significant investments and, in some cases, necessitate that space is vacated. For these reasons, despite the overall roll-up in rents on newly signed leases, we expect our projected 2016 growth in net operating income (“NOI”) from our same property portfolio to be relatively flat compared to 2015. However, given our lease-up opportunities in the same property portfolio and expected contributions from our development deliveries, we believe we are well positioned to deliver significant revenue growth in 2017.

During the fourth quarter of 2015, we signed leases across our regions totaling approximately 1.4 million square feet, which is consistent with our 10-year average, and our overall occupancy improved slightly from 91.3% at September 30, 2015 to 91.4% at December 31, 2015. In addition, we realized roll-up in rents on second generation leases driven in particular by strong roll-ups in Boston and San Francisco, but also in New York and Washington, DC.
Our capital strategy remains largely unchanged. We plan to continue to invest more in higher yielding new developments than acquisitions of existing buildings for which pricing has remained consistent at yields that do not meet our desired return levels. We currently have eleven development projects under construction/redevelopment representing approximately 4.6 million square feet and an estimated total investment of approximately $2.6 billion. In addition, we have significant land holdings that we will continue to move through the design and permitting process and add selectively to our development pipeline. However, given current market conditions, in general we expect we would only commence new construction with significant pre-leasing commitments. The combination of the successful execution of our asset disposition strategy and the delivery of higher yielding development projects over the past three years has resulted in a meaningful decrease in our leverage. As our development deliveries stabilize, we expect our leverage to decrease even further creating significant investment capacity for additional development and opportunistic acquisitions. Although we expect to continue to sell non-core assets and assets for which we can achieve extraordinary pricing, we expect that the gross value of assets sold in 2016 will be less than half of the approximately $584 million of assets we sold in 2015.
A brief overview of each of our markets follows.
New York
Our overall expectations for the midtown Manhattan market and the leasing activity in our portfolio have been generally consistent for the past two years. In 2014 we made the decision to proactively work with our larger existing tenants with upcoming lease expirations to sign new long-term leases but also provide them with early relief in the form of space reductions. We expected (and have seen) the overall market to experience large block availabilities primarily from the addition of new supply, and we believe that our decision to commence discussions with these tenants has been mutually beneficial to them and the value of our assets. Although our overall expectation for the market continues to be relatively restrained compared to Boston and San Francisco, we are experiencing consistent demand for premium space and the majority of our availability and pending roll-over in the next few years are in spaces that would currently lease for gross rents in excess of $100 per square foot. In addition to the repositionings mentioned above, we are addressing the pending roll-over in the high-rise and retail space at 767 Fifth Avenue (the General Motors Building) and the approximately 85,000 square feet of vacant space at 250 West 55th Street resulting from the termination agreement we signed on February 3, 2016 with a tenant in exchange for an approximately $45 million payment. We expect our same property portfolio NOI growth to be negatively impacted in the near term by these factors, but remain confident that our strategy for these assets will result in stronger long-term growth.
Boston
The greater Boston region continues to attract life science and established technology companies, as well as start-up technology and maker organizations. The East Cambridge office and lab markets have been the largest beneficiaries of this growth as overall direct vacancy is now less than 4% and office rents continue to reach new peaks. The vacancy in our East Cambridge properties is even less than the overall submarket at 0.6%. In the fourth quarter of 2015, we successfully increased the zoning at our Kendall Center developments that could or may eventually allow us to develop approximately 540,000 square feet of office space and approximately 400,000 square feet of residential space. Given the high demand and lack of available space, we are already in active discussions with various existing tenants that are growing and in need of future space.
Because we are essentially fully leased in Cambridge, the majority of our recent leasing activity was in our Suburban Waltham/Lexington market where the market continues to get stronger due to the organic growth of our existing tenant base and other tenants in the market looking to expand. Rents in this submarket continue to grow and have increased approximately 25% over the last 18 months. Our current development projects are essentially 100% pre-leased and scheduled for delivery in mid to late 2016.

The Boston Central Business District (“CBD”) market is strong and much of the available supply has been absorbed over the past few years though there is some speculative development in the Seaport submarket. We addressed one of our largest vacancies by completing a multi-tenant transaction at 100 Federal Street resulting in the base of the building being fully leased. Our largest vacancy exposures remain at 120 St. James Street (the low rise portion of our 200 Clarendon Street property) and 200 Clarendon Street. However, we are confident in our leasing strategy for these spaces as a number of tenants are considering leasing a portion or all of the approximately170,000 square feet of space at 120 St. James Street, and we are currently negotiating leases at 200 Clarendon Street that, when completed, would leave us with approximately 90,000 square feet of available space on three high-rise floors and approximately 110,000 square feet of available space in the mid-rise portion of the building.
Finally, in October 2015, a joint venture in which we have a 50% interest commenced construction of The Hub on Causeway at North Station, which will contain approximately 385,000 net rentable square feet of retail and office space. We have signed leases for 63% of the approximately 200,000 square feet of retail space and are negotiating leases for another 85,000 square feet of retail and office space.
San Francisco
The San Francisco (the “City”) leasing market remains healthy and, while leasing volume in 2015 was not as large as during the record year of 2014, there has been a consistently strong level of overall activity since the end of the second quarter of 2015 and the City’s overall vacancy rate is less than 6%. In the City, tech demand continues to lead the transaction volume and accounted for approximately 52% of the activity.  However, we are also executing leases with tenants in a variety of industries. For example, we continue to make progress in pre-leasing at Salesforce Tower where we signed leases for an additional 102,000 square feet with venture capital and management consulting businesses bringing our pre-leasing to 59%.  We are also having discussions with companies in various non-tech industries for single or multi-floor leases representing an additional 300,000 square feet of the remaining available space, but many of these tenants’ requirements are lease-expiration driven for occupancy at the end of 2017 or early 2018 and therefore could take longer to evaluate their options and make decisions.
With our 535 Mission Street and 690 Folsom Street development projects fully placed in-service in the fourth quarter of 2015 at 99% and 100% leased (including leases with future commencement dates), respectively, our near-term focus will remain on the lease-up of Salesforce Tower and future roll-over at Embarcadero Center where we expect significant roll up in rents from in-place rents that are well below current market rents.
The supply-demand imbalance has resulted in speculative construction in the City. However, if the two pending development projects in the City’s permitting process are approved, the amount of new development permitted under Proposition M (which is currently less than 1.75 million square feet) will be fully depleted, thereby further limiting an already tight supply.  Over the longer term, we will continue to seek new development opportunities to bolster our future pipeline.
Washington, DC
Overall market conditions in the Washington CBD have not changed in any meaningful way over the past few quarters. Leasing activity remains very competitive and slow primarily because there has been no significant increase in demand. Although some additional GSA-related demand is expected, their economic limits may result in the GSA leasing space outside the traditional CBD market. With respect to our properties, our largest roll-over exposure is at Metropolitan Square where we have approximately 120,000 square feet expiring during the first quarter of 2016. We recently completed a lease transaction for approximately 118,000 square feet of that space, and we are planning a repositioning of this building, including updates to its lobby and common areas, that we believe will enhance the marketability and value of the building. We are also actively pursuing tenants to lease the remaining 47,000 square feet of vacancy at 601 Massachusetts Avenue, which we partially placed in-service in August 2015 and is currently 90% leased.
Approximately two-thirds of our regional leasing activity in the fourth quarter of 2015 was in Northern Virginia, including some GSA renewals in Springfield, some expansions at Kingstowne by GSA contractor tenants and other small transactions at Reston Town Center. Our Reston Town Center properties are 97% leased and continue to command a premium compared to the rents realized in nearby submarkets. In July 2015, we commenced construction on our Reston Signature Site residential project located in Reston Town Center and we are pursuing a lead tenant for our planned 275,000 square foot office building on an adjacent site.

Leasing Statistics
The table below details the leases that commenced during the three and twelve months ended December 31, 2015:

	Three Months Ended December 31, 2015	Twelve Months Ended December 31, 2015
	Total Square Feet
Vacant space available at the beginning of the period	3,594,790	3,442,468
Property dispositions/properties taken out of service	(437,700)	(510,958)
Properties placed in-service	240,878	910,701
Leases expiring or terminated during the period	1,192,685	5,978,338
Total space available for lease	4,590,653	9,820,549
1st generation leases	67,601	1,085,513
2nd generation leases with new tenants	413,989	2,779,268
2nd generation lease renewals	578,150	2,424,855
Total space leased (1)	1,059,740	6,289,636
Vacant space available for lease at the end of the period	3,530,913	3,530,913

Leases executed during the period, in square feet (2)	1,352,129	5,245,667

Second generation leasing information: (3)
Leases commencing during the period, in square feet	992,139	5,204,123
Weighted Average Lease Term	89 Months	99 Months
Weighted Average Free Rent Period	34 Days	44 Days
Total Transaction Costs Per Square Foot (4)	$35.31	$45.41
Increase in Gross Rents (5)	12.93%	6.69%
Increase in Net Rents (6)	18.34%	9.51%
 __________________

(1)	Represents leases for which rental revenue recognition has commenced in accordance to GAAP during the three and twelve months ended December 31, 2015.

(2)
Represents leases executed during the three and twelve months ended December 31, 2015 for which the Company either (1) commenced rental revenue recognition in such period or (2) will commence rental revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized in the three and twelve months ended December 31, 2015 is 123,589 and 966,489, respectively.

(3)
Second generation leases are defined as leases for space that had previously been under lease by us. Of the 992,139 and 5,204,123 square feet of second generation leases that commenced during the three and twelve months ended December 31, 2015, respectively, 885,750 and 4,294,983 square feet were signed in prior periods for the three and twelve months ended December 31, 2015, respectively.

(4)	Total transaction costs include tenant improvements and leasing commissions and exclude free rent concessions and other inducements in accordance with GAAP.

(5)
Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 811,210 and 4,075,956 square feet of second generation leases that had been occupied within the prior 12 months for the three and twelve months ended December 31, 2015, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

(6)
Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 811,210 and 4,075,956 square feet of second generation leases that had been occupied within the prior 12 months for the three and twelve months ended December 31, 2015, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

For descriptions of significant transactions that we completed during 2015, see “Item 1. Business—Transactions During 2015.”

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
Guidance in Accounting Standards Codification (“ASC”) 360 “Property Plant and Equipment” (“ASC 360”) requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by the Board of Directors of BXP, or a committee thereof, and there are no known significant contingencies relating to the sale, such that a sale of the property within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets, and the asset is written down to the lower of carrying value or fair market value, less cost to sell. On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and we early adopted ASU 2014-08 during the first quarter of 2014. Our adoption of ASU 2014-08 resulted in the operating results and gains on sales of real estate from operating properties sold during the years ended December 31, 2015 and 2014 not being reflected as Discontinued Operations in our Consolidated Statements of Operations (See Note 3 to the Consolidated Financial Statements).
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
Investments in Unconsolidated Joint Ventures
We consolidate variable interest entities (“VIEs”) in which we are considered to be the primary beneficiary. VIEs are entities in which the equity investors do not have sufficient equity at risk to finance their endeavors without additional financial support or that the holders of the equity investment at risk do not have a controlling financial interest. The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance, and (2) the obligation to absorb losses and right to receive the returns from the variable interest entity that would be significant to the variable interest entity. For ventures that are not VIEs, we consolidate entities for which we have significant decision making control over the ventures’ operations. Our judgment with respect to our level of influence or control of an entity involves the consideration of various factors including the form of our ownership interest, our representation in the entity’s governance, the size of our investment (including loans), estimates of future cash flows, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the venture, if applicable. Our assessment of our influence or control over an entity affects the presentation of these investments in our consolidated financial statements. In addition to evaluating control rights, we consolidate entities in which the outside partner has no substantive kick-out rights to remove us as the managing member.
Accounts of the consolidated entity are included in our accounts and the noncontrolling interest is reflected on the Consolidated Balance Sheets as a component of equity or in temporary equity between liabilities and equity. Investments in unconsolidated joint ventures are recorded initially at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the life of the related asset. Under the equity method of accounting, our net equity investment is reflected within the Consolidated

Balance Sheets, and our share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. We may account for cash distributions in excess of our investment in an unconsolidated joint venture as income when we are not the general partner in a limited partnership and when we have neither the requirement nor the intent to provide financial support to the joint venture. Our investments in unconsolidated joint ventures are reviewed for impairment periodically and we record impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the value below the carrying value of an investment in an unconsolidated joint venture is other-than-temporary.
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
For the year ended December 31, 2015, the impact of the net adjustments of rents from “above-” and “below-market” leases increased rental revenue by approximately $35.9 million. For the year ended December 31, 2015, the impact of the straight-line rent adjustment increased rental revenue by approximately $80.0 million. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 5 to the Consolidated Financial Statements.
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
Tenants are assigned a credit rating of 1 through 4. A rating of 1 represents the highest possible rating and no allowance is recorded. A rating of 4 represents the lowest credit rating, in which case we record a full reserve against the receivable and accrued rent balances. Among the factors considered in determining the credit rating include:

•	payment history;

•	credit status and change in status (credit ratings for public companies are used as a primary metric);

•	change in tenant space needs (i.e., expansion/downsize);

•	tenant financial performance;

•	economic conditions in a specific geographic region; and

•	industry specific credit considerations.
If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 6.9 years as of December 31, 2015. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.
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
We follow the authoritative guidance for fair value measurements when valuing our financial instruments for disclosure purposes. BPLP determine the fair value of its unsecured senior notes using market prices. The inputs used in determining the fair value of BPLP's unsecured senior notes is categorized at a level 1 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that we use quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized at a level 2 basis if trading volumes are low. We determine the fair value of our mortgage notes payable using discounted cash flow analyses by discounting the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt based on current market rates for similar securities. In determining the current market rates, we add our estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to our debt. The inputs used in determining the fair value of our mortgage notes payable and mezzanine notes payable are categorized at a level 3 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that we consider the rates used in the valuation techniques to be unobservable inputs.
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
Recent Accounting Pronouncements
For a discussion concerning new accounting pronouncements which may have an effect on our Consolidated Financial Statements (See Note 2 to the Consolidated Financial Statements).
Results of Operations
The following discussion is based on our Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013.
At December 31, 2015, 2014 and 2013, we owned or had interests in a portfolio of 168, 169 and 175 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the years ended December 31, 2015, 2014 and 2013 show separately the changes attributable to the properties that were owned by us and in service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired or Consolidated, Development or Redevelopment or Sold Portfolios.
In our analysis of operating results, particularly to make comparisons of net operating income between periods meaningful, it is important to provide information for properties that were in-service and owned by us throughout each period presented. We refer to properties acquired or consolidated or placed in-service prior to the beginning of the earliest period presented and owned by us and in service through the end of the latest period presented as our Same Property Portfolio. The Same Property Portfolio therefore excludes properties placed in-service, acquired or consolidated, or in development or redevelopment after the beginning of the earliest period presented or disposed of prior to the end of the latest period presented.
Net operating income, or NOI, is a non-GAAP financial measure, and it is not indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. We consider NOI to be an appropriate supplemental measure because it helps both investors and management to understand the core operations of our properties. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspectives not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders.
NOI excludes certain components, including interest and other income, development and management services income, general and administrative expenses, transaction costs, impairment loss, interest expense, depreciation and amortization expense, gains (losses) from investments in securities, gains (losses) from early extinguishments of debt, income from unconsolidated joint ventures, gains on consolidation of joint ventures, discontinued operations, gains on sales of real estate, noncontrolling interests and preferred dividends/distributions as internal reporting addresses these items on a corporate level. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders as presented in our Consolidated Financial Statements. NOI should not be considered as an alternative to net income attributable to Boston Properties, Inc. common shareholders or net income attributable to Boston Properties Limited Partnership common unitholders. For a reconciliation of NOI to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, see Note 14 to the Consolidated Financial Statements.
The gains on sales of real estate, impairment losses and depreciation expense may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP.  This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties.  The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in the gains on sales of real estate, impairment losses and depreciation expense when those properties are sold. For additional information see the Explanatory Note.
Comparison of the year ended December 31, 2015 to the year ended December 31, 2014
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 141 properties totaling approximately 37.1 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or consolidated or placed in-service on or prior to January 1, 2014 and owned and in service through December 31, 2015. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or consolidated or in development or redevelopment after January 1, 2014 or disposed of on or prior to December 31, 2015. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the year ended December 31, 2015 and 2014 with respect to the properties which were placed in-service, acquired or consolidated, in development or redevelopment or sold. For the years ended December 31, 2015 and 2014, we did not have any properties that were acquired or consolidated.

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2015	2014	Increase/ (Decrease)	% Change	2015	2014	2015	2014	2015	2014	2015	2014	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$2,226,478	$2,194,353	$32,125	1.46%	$116,818	$42,390	$661	$2,195	$20,487	$51,772	$2,364,444	$2,290,710	$73,734	3.22%
Termination Income	38,894	11,223	27,671	246.56%	—	171	—	—	—	—	38,894	11,394	27,500	241.36%
Total Rental Revenue	2,265,372	2,205,576	59,796	2.71%	116,818	42,561	661	2,195	20,487	51,772	2,403,338	2,302,104	101,234	4.40%
Real Estate Operating Expenses	816,830	781,114	35,716	4.57%	37,998	17,382	254	1,005	8,943	19,867	864,025	819,368	44,657	5.45%
Net Operating Income, excluding residential and hotel	1,448,542	1,424,462	24,080	1.69%	78,820	25,179	407	1,190	11,544	31,905	1,539,313	1,482,736	56,577	3.82%
Residential Net Operating Income (1)	2,645	2,571	74	2.88%	6,801	1,311	—	—	1,210	6,389	10,656	10,271	385	3.75%
Hotel Net Operating Income (1)	13,962	14,149	(187)	(1.32)%	—	—	—	—	—	—	13,962	14,149	(187)	(1.32)%
Consolidated Net Operating Income (1)	$1,465,149	$1,441,182	$23,967	1.66%	$85,621	$26,490	$407	$1,190	$12,754	$38,294	$1,563,931	$1,507,156	$56,775	3.77%
_______________

(1)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 52. Residential Net Operating Income for the year ended December 31, 2015 and 2014 are comprised of Residential Revenue of $18,883 and $26,193 less Residential Expenses of $8,227 and $15,922, respectively. Hotel Net Operating Income for the year ended December 31, 2015 and 2014 are comprised of Hotel Revenue of $46,046 and $43,385 less Hotel Expenses of $32,084 and $29,236, respectively, per the Consolidated Statements of Operations.

Boston Properties, Inc.
The following is a reconciliation of Consolidated Net Operating Income to net income attributable to Boston Properties, Inc. common shareholders (in thousands):

	Total Property Portfolio
	2015	2014	Increase/ (Decrease)	% Change
Consolidated Net Operating Income	$1,563,931	$1,507,156	$56,775	3.77%
Other Revenue:
Development and management services	22,554	25,316	(2,762)	(10.91)%
Other Expenses:
General and administrative expense	96,319	98,937	(2,618)	(2.65)%
Transaction costs	1,259	3,140	(1,881)	(59.90)%
Depreciation and amortization	639,542	628,573	10,969	1.75%
Total Other Expenses	737,120	730,650	6,470	0.89%
Operating Income	849,365	801,822	47,543	5.93%
Other Income:
Income from unconsolidated joint ventures	22,770	12,769	10,001	78.32%
Interest and other income	6,777	8,765	(1,988)	(22.68)%
Gains (losses) from investments in securities	(653)	1,038	(1,691)	(162.91)%
Other Expenses:
Interest expense	432,196	455,743	(23,547)	(5.17)%
Losses from early extinguishments of debt	22,040	10,633	11,407	107.28%
Income before gains on sales of real estate	424,023	358,018	66,005	18.44%
Gains on sales of real estate	375,895	168,039	207,856	123.70%
Net income	799,918	526,057	273,861	52.06%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships	(149,855)	(30,561)	(119,294)	(390.35)%
Noncontrolling interest - redeemable preferred units of the Operating Partnership	(6)	(1,023)	1,017	99.41%
Noncontrolling interest - common units of the Operating Partnership	(66,951)	(50,862)	(16,089)	(31.63)%
Net income attributable to Boston Properties, Inc.	583,106	443,611	139,495	31.45%
Preferred dividends	(10,500)	(10,500)	—	—%
Net income attributable to Boston Properties, Inc. common shareholders	$572,606	$433,111	$139,495	32.21%

Boston Properties Limited Partnership
The following is a reconciliation of Consolidated Net Operating Income to net income attributable to Boston Properties Limited Partnership common unitholders (in thousands):

	Total Property Portfolio
	2015	2014	Increase/ (Decrease)	% Change
Consolidated Net Operating Income	$1,563,931	$1,507,156	$56,775	3.77%
Other Revenue:
Development and management services	22,554	25,316	(2,762)	(10.91)%
Other Expenses:
General and administrative expense	96,319	98,937	(2,618)	(2.65)%
Transaction costs	1,259	3,140	(1,881)	(59.90)%
Depreciation and amortization	631,549	620,064	11,485	1.85%
Total Other Expenses	729,127	722,141	6,986	0.97%
Operating Income	857,358	810,331	47,027	5.80%
Other Income:
Income from unconsolidated joint ventures	22,770	12,769	10,001	78.32%
Interest and other income	6,777	8,765	(1,988)	(22.68)%
Gains (losses) from investments in securities	(653)	1,038	(1,691)	(162.91)%
Other Expenses:
Interest expense	432,196	455,743	(23,547)	(5.17)%
Losses from early extinguishments of debt	22,040	10,633	11,407	107.28%
Income before gains on sales of real estate	432,016	366,527	65,489	17.87%
Gains on sales of real estate	377,093	174,686	202,407	115.87%
Net income	809,109	541,213	267,896	49.50%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships	(149,855)	(30,561)	(119,294)	(390.35)%
Noncontrolling interest—redeemable preferred units	(6)	(1,023)	1,017	99.41%
Net income attributable to Boston Properties Limited Partnership	659,248	509,629	149,619	29.36%
Preferred distributions	(10,500)	(10,500)	—	—%
Net income attributable to Boston Properties Limited Partnership common unitholders	$648,748	$499,129	$149,619	29.98%

Same Property Portfolio
Rental Revenue
Rental revenue from the Same Property Portfolio increased approximately $32.1 million for the year ended December 31, 2015 compared to 2014. The increase was primarily the result of increases in revenue from our leases, other recoveries and parking and other income of approximately $26.7 million, $4.2 million and $1.2 million, respectively. The increase in other recoveries was primarily in the Boston region and related to tenant electric reimbursements. Rental revenue from our leases increased approximately $26.7 million as a result of our average revenue per square foot increasing by approximately $1.42, contributing approximately $48.4 million partially offset by an approximately $21.7 million decrease due to a reduction in our average occupancy from 93.9% to 92.8%.
For fiscal 2016, we project our occupancy will remain relatively stable and average between 90%-92%. We expect our Same Property Portfolio NOI for 2016 to also be relatively flat compared to 2015, primarily due to the expected down-time following some large lease expirations in 2015 and 2016 and the repositioning of certain assets discussed in “-Overview” above.
Termination Income
Termination income increased by approximately $27.7 million for the year ended December 31, 2015 compared to 2014.

Termination income for the year ended December 31, 2015 resulted from the termination of thirty-six tenants across the Same Property Portfolio which totaled approximately $38.9 million of which approximately $30.8 million, $6.4 million, $1.2 million and $0.5 million related to early terminations in our New York, San Francisco, Boston and Washington, DC regions, respectively. The termination income from the New York region was primarily due to distributions we received from our unsecured creditor claim against Lehman Brothers, Inc. (see below) and our negotiated early terminations of a tenant at 767 Fifth Avenue (the General Motors Building), two tenants at 601 Lexington Avenue and a tenant in Princeton, New Jersey each in order to accommodate leasing the space to other tenants. Approximately $6.9 million of our termination income for the year December 31, 2015 was non-cash and resulted from the acceleration of “above-” and “below-market” lease revenue and straight-line rent adjustments.
On March 11, 2015 and September 9, 2015 we received the second and third interim distributions from our unsecured creditor claim against Lehman Brothers, Inc. totaling approximately $8.1 million, leaving a remaining claim of approximately $29.4 million (See Note 10 to the Consolidated Financial Statements). Recently, claims of similar priority to that of our remaining claim were quoted privately reflecting a value for our remaining claim of approximately $2.6 million; however, there can be no assurance as to the timing or amount of additional proceeds, if any, that we may receive.
On February 3, 2016, we received approximately $45 million of termination income from a tenant at 250 West 55th Street in New York City (See Note 20 to the Consolidated Financial Statements).
Termination income for the year ended December 31, 2014 resulted from the termination of twenty-nine tenants across the Same Property Portfolio which totaled approximately $11.2 million of which approximately $7.7 million related to an initial distribution we received from our unsecured creditor claim against Lehman Brothers, Inc. (See Note 10 to the Consolidated Financial Statements).
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased approximately $35.7 million, or 4.6%, for the year ended December 31, 2015 compared to 2014 due primarily to (1) an increase of approximately $18.4 million, or 5.1%, in real estate taxes, which we primarily experienced in our New York CBD properties, (2) an increase of approximately $7.3 million, or 6.2%, in repairs and maintenance expense, which we primarily experienced in our Boston and New York CBD buildings, (3) an increase of approximately $3.5 million, or 3.0%, in utilities expense in the Boston region and New York CBD buildings, (4) an increase of approximately $3.5 million, or 8.8%, in roads and grounds expense, which we primarily experienced in the Boston region and (5) an increase of approximately $3.0 million, or 2.1%, in other real estate operating expenses across the portfolio.
Depreciation and Amortization Expense
Depreciation and amortization expense for the Same Property Portfolio decreased approximately $1.3 million, or 0.2%, for BXP and $0.7 million, or 0.1%, for BPLP for the year ended December 31, 2015 compared to 2014. For additional information about the differences between BXP and BPLP, see the Explanatory Note.

Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2014 and December 31, 2015. Rental revenue, real estate operating expenses and depreciation and amortization expense from our Properties Placed In-Service Portfolio increased approximately $80.4 million, $21.3 million and $23.0 million, respectively, for the year ended December 31, 2015 compared to 2014 as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses			Depreciation and Amortization Expense
Name			Square Feet	2015	2014 (1)	Change	2015	2014	Change	2015	2014	Change
				(dollars in thousands)
Office
250 West 55th Street	Third Quarter, 2013	Third Quarter, 2014	986,823	$64,539	$25,794	$38,745	$23,272	$12,530	$10,742	$20,909	$9,395	$11,514
680 Folsom Street (2)	Fourth Quarter, 2013	Third Quarter, 2014	524,793	30,414	15,926	14,488	8,384	4,423	3,961	11,742	5,841	5,901
535 Mission Street	Fourth Quarter, 2014	Fourth Quarter, 2015	307,235	11,962	841	11,121	4,013	429	3,584	3,350	259	3,091
690 Folsom Street	Fourth Quarter, 2014	Fourth Quarter, 2015	26,080	963	—	963	237	—	237	364	—	364
The Point (formerly 99 Third Avenue Retail)	Third Quarter, 2015	Fourth Quarter, 2015	16,300	154	—	154	67	—	67	85	—	85
601 Massachusetts Avenue	Third Quarter, 2015	N/A	478,000	8,786	—	8,786	2,025	—	2,025	1,762	—	1,762
			2,339,231	116,818	42,561	74,257	37,998	17,382	20,616	38,212	15,495	22,717
Residential
The Avant at Reston Town Center(3)	Fourth Quarter, 2013	First Quarter, 2014	355,347	10,901	4,746	6,155	4,100	3,435	665	2,940	2,689	251
			2,694,578	$127,719	$47,307	$80,412	$42,098	$20,817	$21,281	$41,152	$18,184	$22,968
_______________

(1)	Includes approximately $171 of termination income.

(2)	This property is a two-building complex.

(3)	This property has 359 apartment units and 26,179 net rentable square feet of retail space.
Properties in Development or Redevelopment Portfolio
During the years ended December 31, 2015 and 2014, the Properties in Development or Redevelopment Portfolio consisted of our Reservoir Place North property located in Waltham, Massachusetts. We commenced redevelopment of this approximately 73,000 net rentable square foot Class A Office property on May 1, 2015 and it has an expected stabilization date in the first quarter of 2017. Prior to the commencement of redevelopment, this building was operational, and during the years ended December 31, 2015 and 2014, had revenue of approximately $0.7 million and $2.2 million, respectively, and approximately $0.3 million and $1.0 million of real estate operating expenses, respectively. In addition, during the years ended December 31, 2015 and 2014, the building had approximately $0.8 million and $0.6 million, respectively, of depreciation and amortization expense.

Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2014 and December 31, 2015. Rental revenue, real estate and operating expenses and depreciation and amortization expense from our Properties Sold Portfolio decreased approximately $45.0 million, $19.4 million and $11.0 million, respectively, for the year ended December 31, 2015 compared to 2014 as detailed below.

				Rental Revenue			Real Estate Operating Expenses			Depreciation and Amortization Expense
Name	Date Sold	Property Type	Square Feet (sf) / Acres	2015	2014	Change	2015	2014	Change	2015	2014	Change
				(dollars in thousands)
Class A Office, Office/Technical and Land
Mountain View Technology Park (1)	July 29, 2014	Office /Technical	135,000 sf	$—	$2,603	$(2,603)	$—	$456	$(456)	$—	$1,782	$(1,782)
Mountain View Research Park Building Sixteen	July 29, 2014	Office /Technical	63,000 sf	—	1,510	(1,510)	—	235	(235)	—	1,012	(1,012)
Broad Run Business Park	August 22, 2014	Land Parcel	15.5 acres	—	909	(909)	—	240	(240)	—	8	(8)
Patriots Park (2)	October 2, 2014	Class A Office	706,000 sf	—	18,722	(18,722)	—	6,057	(6,057)	—	4,126	(4,126)
130 Third Avenue	October 24, 2014	Land Parcel	N/A	—	162	(162)	—	250	(250)	—	—	—
75 Ames Street	December 30, 2014	Land Parcel	N/A	—	456	(456)	—	—	—	—	—	—
505 9th Street, N.W. (3)	September 18, 2015	Class A Office	322,000 sf	18,072	25,027	(6,955)	6,334	9,978	(3,644)	2,074	3,397	(1,323)
Innovation Place (4)	December 17, 2015	Class A Office	574,000 sf	2,415	2,383	32	2,609	2,651	(42)	3,223	2,849	374
				$20,487	51,772	(31,285)	8,943	19,867	(10,924)	5,297	13,174	(7,877)
Residential
Residences on The Avenue	March 17, 2015	Residential	323,050 sf (5)	3,230	16,919	(13,689)	2,020	10,530	(8,510)	121	3,219	(3,098)
				$23,717	$68,691	$(44,974)	$10,963	$30,397	$(19,434)	$5,418	$16,393	$(10,975)
_______________

(1)	This property is a seven-building complex.

(2)	This property is a three-building complex.

(3)	This property was owned by a consolidated entity in which we had a 50% interest.

(4)	This is a 26-acre site with one occupied and three vacant existing office buildings.

(5)	This property has 335 apartment units and approximately 50,000 net rentable square feet of retail space.

For additional information on the sale of the above properties and land parcels refer to “Results of Operations—Other Income and Expense Items - Gains on Sales of Real Estate” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Other Operating Income and Expense Items
Residential Net Operating Income
Net operating income for our residential properties increased by approximately $385,000 for the year ended December 31, 2015 compared to 2014.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf, the Residences on The Avenue and The Avant at Reston Town Center for the years ended December 31, 2015 and 2014. On March 17, 2015, we sold the Residences on The Avenue and therefore there is no information shown for the year ended December 31, 2015.

	The Lofts at Atlantic Wharf			Residences on The Avenue (1)			The Avant at Reston Town Center (2)
	2015	2014	Percentage Change	2015	2014	Percentage Change	2015	2014	Percentage Change
Average Physical Occupancy (3)	96.4%	96.3%	0.1%	N/A	92.3%	N/A	90.8%	38.8%	134.0%
Average Economic Occupancy (4)	97.4%	96.5%	0.9%	N/A	91.5%	N/A	89.2%	34.2%	160.8%
Average Monthly Rental Rate (5)	$4,052	$3,926	3.2%	N/A	$3,148	N/A	$2,268	$2,235	1.5%
Average Rental Rate Per Occupied Square Foot	$4.50	$4.37	3.0%	N/A	$3.86	N/A	$2.46	$2.44	0.8%
___________

(1)
This property was sold during the first quarter of 2015. For the operating results refer to “Results of Operations—Properties Sold Portfolio” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to the Consolidated Financial Statements.

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

Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property decreased by approximately $0.2 million for the year ended December 31, 2015 compared to 2014 due primarily an increase in the management fee paid to Marriott partially offset by improvements in revenue per available room (“REVPAR”) and the average daily rate. We expect our hotel net operating income for fiscal 2016 to be between $13 million and $15 million.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the years ended December 31, 2015 and 2014.

	2015	2014	Percentage Change
Occupancy	80.8%	80.9%	(0.1)%
Average daily rate	$275.43	$254.96	8.0%
REVPAR	$222.47	$206.22	7.9%
Development and Management Services
Development and management services income decreased approximately $2.8 million for the year ended December 31, 2015 compared to 2014. Development income decreased by approximately $3.7 million partially offset by an increase in management service income of approximately $0.9 million. The decrease in development income is primarily due to decreases in development fees earned from our Boston and Washington, DC third-party developments and our Washington, DC joint ventures. The increase in management fees is due primarily to an increase in tenant service income from our tenants. We expect our development and management services income for fiscal 2016 to be generally in line with 2015 and contribute between $20 million and $24 million.
General and Administrative
General and administrative expenses decreased approximately $2.6 million for the year ended December 31, 2015 compared to 2014 due primarily to the timing of the recognition of expenses under the Transition Benefits Agreement that we entered into with Mortimer B. Zuckerman in 2013. Because Mr. Zuckerman remained employed by us through July 1, 2014, he received, on January 1, 2015, a lump sum payment of $6.7 million in cash and an equity award of LTIP Units with a value of approximately $11.1 million. The cash payment and equity award vested in three equal installments on each of March 10, 2013, October 1, 2013 and July 1, 2014. As a result, we recognized approximately $4.0 million of compensation expense during the year ended December 31, 2014 related to the Transition Benefits Agreement that did not recur in 2015. We also had an approximately $1.7 million decrease in the value of BXP’s deferred compensation plan and a $0.5 million decrease in other general and administrative expenses (including compensation expense). These decreases were partially offset by the following increases: (1) approximately $2.0 million related to the net effect of the end of the measurement period for the 2011 OPP Awards in 2014, a decrease in the quarterly expense related to the 2012 OPP Awards due to certain members of BXP’s senior management reached retirement age and therefore became fully vested and the issuance of the 2015 MYLTIP Units (See Note 17 to the Consolidated Financial Statements) and (2) an approximately $1.6 million increase in health care costs. Based on currently budgeted amounts, we expect general and administrative expenses for fiscal 2016 to be greater than 2015 and between $102 million and $107 million. This estimate assumes a cost-of-living adjustment, projected increase in the value of BXP’s deferred compensation plan and the issuance in 2016 of a long-term compensation plan. The projected increased expense associated with the long-term compensation plan is due to the difference between the unvested expense remaining from the issuance of the 2013 MYLTIP Units compared to the expense that would be recognized during the first year of the new long-term compensation plan.
Wages directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the years ended December 31, 2015 and 2014 were approximately $15.9 million and $14.5 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased approximately $1.9 million for the year ended December 31, 2015 compared to 2014, Transaction costs for both periods were primarily related to the formation of several new and pending joint ventures, pending and completed asset sales and the pursuit of other transactions, including acquisitions.
Other Income and Expense Items
Income from Unconsolidated Joint Ventures
For the year ended December 31, 2015 compared to 2014, income from unconsolidated joint ventures increased by approximately $10.0 million due primarily to an approximately $11.4 million increase in our share of net income from 901 New York Avenue in Washington, DC. During the year ended December 31, 2015, we received a distribution of approximately $24.5 million, which was generated from the excess loan proceeds from the joint venture’s refinancing of its mortgage loan to a new 10-year mortgage loan totaling $225.0 million.  Our allocation of income and distributions for the year ended December 31, 2015 was not proportionate to our nominal ownership interest as a result of the achievement of specified investment return thresholds, as provided for in the joint venture agreement. This increase was partially offset by an approximately $1.4 million decrease in our share of net income from our other unconsolidated joint ventures which was due primarily to termination income we received from our Metropolitan Square property in Washington, DC during the year ended December 31, 2014 that did not recur in 2015.
Interest and Other Income
Interest and other income decreased approximately $2.0 million for the year ended December 31, 2015 compared to 2014, primarily due to a tax refund we received from the District of Columbia during the year ended December 31, 2014 that did not recur during 2015.
Gains (Losses) from Investments in Securities
Gains (losses) from investments in securities for the years ended December 31, 2015 and 2014 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for officers of BXP. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to officers of BXP under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the years ended December 31, 2015 and 2014, we recognized gains (losses) of approximately $(0.7) million and $1.0 million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $(0.6) million and $1.1 million during the years ended December 31, 2015 and 2014, respectively, as a result of increases (decreases) in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by officers of BXP participating in the plan.

Losses from Early Extinguishments of Debt
On December 15, 2015, we legally defeased the mortgage loan collateralized by our 100 & 200 Clarendon Street (formerly known as the John Hancock Tower and Garage) properties located in Boston, Massachusetts. The mortgage loan had an outstanding principal balance of $640.5 million, bore interest at a fixed rate of 5.68% per annum and was scheduled to mature on January 6, 2017. The cash outlay required for the defeasance in the net amount of approximately $667.3 million was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loan from the effective date of the defeasance through, and the repayment of the loan on, October 6, 2016, which is the date on which we could repay the loan at par. In connection with the defeasance, the mortgage and other liens on the property were extinguished and all existing collateral, including various guarantees, were released. As a result of the defeasance, we recognized a loss from early extinguishment of debt of approximately $22.0 million, consisting of approximately $26.8 million, which is the difference between the purchase price for the U.S. government securities acquired for the defeasance and the outstanding principal balance of the mortgage loan, and approximately $1.4 million of unamortized deferred financing costs, offset by approximately $4.8 million from the acceleration of the remaining balance of the historical fair value debt adjustment and approximately $1.4 million of accrued interest expense through the effective date of the defeasance.
On December 15, 2014, we used available cash to redeem $300.0 million in aggregate principal amount of BPLP’s 5.625% senior notes due 2015 (the “5.625% Notes”) and $250.0 million in aggregate principal amount of its 5.000% senior notes due 2015 (the “5.000% Notes”). The redemption price for the 5.625% Notes was determined in accordance with the applicable indenture and totaled approximately $308.0 million. The redemption price included approximately $2.8 million of accrued and unpaid interest to, but not including, the redemption date. Excluding such accrued and unpaid interest, the redemption price was approximately 101.73% of the principal amount being redeemed. The redemption price for the 5.000% Notes was determined in accordance with the applicable indenture and totaled approximately $255.8 million. The redemption price included approximately $0.5 million of accrued and unpaid interest to, but not including, the redemption date. Excluding such accrued and unpaid interest, the redemption price was approximately 102.13% of the principal amount being redeemed. We recognized a loss on early extinguishment of debt totaling approximately $10.6 million, which amount included the payment of the redemption premium totaling approximately $10.5 million.
Interest Expense
Interest expense for the Total Property Portfolio decreased approximately $23.5 million for the year ended December 31, 2015 compared to 2014 as detailed below.

Component	Change in interest expense for the year ended December 31, 2015 compared to December 31, 2014
(in thousands)
Increases to interest expense due to:
Decrease in capitalized interest (1)	$18,261
Other interest expense (including senior notes)	192
Total increases to interest expense	18,453
Decreases to interest expense due to:
Redemption of $300.0 million in aggregate principal of BPLP’s 5.625% senior notes due 2015 on December 18, 2014	(18,052)
Redemption of $250.0 million in aggregate principal of BPLP’s 5.000% senior notes due 2015 on December 18, 2014	(12,294)
Repayment of $747.5 million in aggregate principal of BPLP’s 3.625% exchangeable senior notes due 2014 on February 18, 2014	(3,343)
Interest expense associated with the accretion of the adjustment for the equity component allocation of BPLP’s unsecured exchangeable debt (2)	(2,438)
Repayment of mortgage financings (3)	(2,303)
Sale of 505 9th Street, N.W. on September 18, 2015	(2,136)
Defeasance of the mortgage loan collateralized by 100 & 200 Clarendon Street (formerly the John Hancock Tower and Garage) on December 15, 2015	(1,434)
Total decreases to interest expense	$(42,000)
Total change in interest expense	$(23,547)

___________

(1)
The decrease was primarily due to the completion of several development projects. For a list of developments placed in-service refer to “Results of Operations—Properties Placed In-Service Portfolio” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	All of BPLP’s exchangeable senior notes were repaid as of February 18, 2014.

(3)	Represents the repayment of New Dominion Technology Park Building Two mortgage loan on July 1, 2014 and Kingstowne Two and Retail mortgage loan on October 1, 2015.
Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. As properties are placed in-service, we cease capitalizing interest and interest is then expensed. Interest capitalized for the years ended December 31, 2015 and 2014 was approximately $34.2 million and $52.5 million, respectively. These costs are not included in the interest expense referenced above.
We anticipate interest expense for 2016 will be approximately $400 million to $415 million. This amount is net of approximately $40 million to $50 million of capitalized interest. These estimates also assume we will not incur any additional indebtedness, make additional prepayments or repurchases of existing indebtedness and that there will not be any fluctuations in interest rates or any changes in our development activity. If we elect to prepay or repurchase existing indebtedness prior to its maturity, we may incur prepayment penalties or realize the acceleration of amortized costs.
At December 31, 2015, our variable rate debt consisted of BPLP’s $1.0 billion Unsecured Line of Credit, of which no amount was outstanding at December 31, 2015. For a summary of our consolidated debt as of December 31, 2015 and December 31, 2014 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Gains on Sales of Real Estate
Gains on sales of real estate for the Total Property Portfolio increased approximately $207.9 million and $202.4 million for BXP and BPLP, respectively for the year ended December 31, 2015 compared to 2014 as detailed below.

Name	Date sold	Property Type	Square Feet (sf) / Acres	Sale Price	Cash Proceeds	BXP’s Gain on Sale of Real Estate (1)
				(dollars in millions)
2014
Mountain View Technology Park and Mountain View Research Park Building Sixteen (2)	July 29, 2014	Office /Technical	198,000 sf	$92.1	$90.6	$35.9
One Reston Overlook (3)	August 20, 2014	Land	N/A	2.6	2.6	1.2
Broad Run Business Park (4)	August 22, 2014	Land Parcel	15.5 acres	9.8	9.7	4.3
Patriots Park (5)	October 2, 2014	Class A Office	706,000 sf	321.0	319.1	84.6
130 Third Avenue	October 24, 2014	Land Parcel	N/A	14.3	13.6	8.3
75 Ames Street (6)	December 30, 2014	Land Parcel	N/A	56.8	N/A	33.8
				$496.6	$435.6	$168.1
2015 (7)
Washingtonian North	February 19, 2015	Land	8.5 acres	$8.7	$8.4	$3.5
Residences on The Avenue (8)	March 17, 2015	Residential	323,050 sf (4)	196.0	192.5	91.4
505 9th Street, N.W. (9)	September 18, 2015	Class A Office	322,000 sf	318.0	194.6	199.5
Washingtonian North	October 1, 2015	Land	5.8 acres	13.3	13.8	2.0
Innovation Place (10)	December 17, 2015	Class A Office	574,000 sf	207.0	199.3	79.1
				$743.0	$608.6	$375.5	(11)
___________

(1)
With the exception of Patriots Park, 505 9th Street and Innovation Place the gains on sales of real estate were the same for BXP and BPLP. The gains on sales of real estate for BPLP were $91.2 million for Patriots Park, $199.7 million for 505 9th Street and $80.1 million for Innovation Place. For additional information about the differences between BXP and BPLP, see the Explanatory Note.

(2)	Mountain View Technology Park is a seven-building complex.

(3)	Land was taken by eminent domain.

(4)	Land parcel was subject to a ground lease that was scheduled to expire on October 31, 2048 with a tenant that exercised its purchase option under the ground lease.

(5)
This property is a three-building complex. We have agreed to provide rent support payments to the buyer with a maximum obligation of up to approximately $12.3 million related to the leasing of 17,762 net rentable square feet at the properties, which has been recorded as a reduction to the gain on sale.

(6)
We completed the conveyance to an unrelated third party of a condominium interest in our 75 Ames Street property located in Cambridge, Massachusetts. On May 23, 2011, we had entered into a ground lease for the vacant land parcel at 75 Ames Street and had also entered into a development agreement to serve as project manager for a 250,000 square foot research laboratory building to be developed on the site at the ground lessee’s expense and to also serve, upon completion of development, as property manager. Gross proceeds to us were approximately $56.8 million, including $11.4 million in development fees for our services, and were received beginning in May 2011. The cash received under the ground lease was initially recognized as unearned revenue and recognized over the 99-year term of the ground lease as ground lease revenue totaling approximately $459,000 per year prior to the conveyance of the condominium interest. The terms of the ground lease required us to form a condominium for the site upon completion of the development, at which time each party would subject their respective interests in the buildings and land to the condominium and would in turn be conveyed a condominium unit comprised of their respective building as well as an undivided ownership interest in the land. As a result of the conveyance and the transfer of title, we recognized a gain on sale of real estate.

(7)	For additional details on the sales that occurred during the year ended December 31, 2015, see Note 3 to the Consolidated Financial Statements.

(8)
This property has 335 apartment units and approximately 50,000 net rentable square feet of retail space. We have agreed to provide net operating income support of up to $6.0 million should the property’s net operating income fail to achieve certain thresholds, which has been recorded as a reduction to the gain on sale. This property is subject to a ground lease that expires on February 1, 2068.

(9)
This property was owned by a consolidated entity in which we had a 50% interest. The buyer assumed the mortgage loan which had a balance of $117.0 million. Approximately $101.1 million of the gain on sale of real estate was allocated to the outside partners and is included within Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.

(10)
This is a 26-acre site with one occupied and three vacant existing office buildings. The remainder of the site is currently used for 1,699 surface parking spaces, but the land supports an additional 537,000 square feet of office/R&D development and two parking structures with a total of approximately 3,000 parking spaces.

(11)
Excludes approximately $0.4 million of gain on sale of real estate recognized during the three months ended December 31, 2015 related to previously deferred gain amounts from a 2014 sale of real estate.

Noncontrolling interests in property partnerships
Noncontrolling interests in property partnerships increased by approximately $119.3 million for the year ended December 31, 2015 compared to 2014 as detailed below.

Property	Date of Consolidation	Partners’ noncontrolling interest for the year ended December 31,
		2015	2014	Change
		(in thousands)
505 9th Street (1)	October 1, 2007	$103,507	$2,332	$101,175
Fountain Square (2)	October 4, 2012	5,121	11,083	(5,962)
767 Fifth Avenue (the General Motors Building) (3)	May 31, 2013	(20,784)	(14,990)	(5,794)
Times Square Tower	October 9, 2013	26,858	26,736	122
601 Lexington Avenue	October 30, 2014	21,763	3,177	18,586
100 Federal Street	October 30, 2014	3,986	646	3,340
Atlantic Wharf Office Building	October 30, 2014	9,404	1,577	7,827
		$149,855	$30,561	$119,294
___________

(1)
On September 18, 2015, we recognized a gain on sale of real estate totaling approximately $199.5 million and $199.7 million for BXP and BPLP, respectively, of which approximately $101.1 million was allocated to the outside partners (See Notes 3, 6 and 11 to the Consolidated Financial Statements).

(2)
On August 6, 2015, the parties amended the joint venture agreement which required us to acquire our partner’s nominal 50% interest on September 15, 2015 for approximately $100.9 million in cash. As a result, we stopped accreting the changes in the redemption value through the Consolidated Statement of Operations as of August 6, 2015 (See Note 11 to the Consolidated Financial Statements). Upon our acquisition, we owned 100% and therefore we no longer have noncontrolling interest on this property. During the year ended December 31, 2014, we made an out-of-period adjustment of approximately $1.9 million related to the cumulative non-cash adjustment to the accretion of the changes in the redemption value of the noncontrolling interest.

(3)
The net loss allocation is primarily due to the partners’ share of the interest expense for the outside members’ notes payable which was $30.8 million and $28.3 million for the years ended December 31, 2015 and 2014, respectively.

Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership increased by approximately $16.1 million for the year ended December 31, 2015 compared to 2014 due to increases in allocable income and the noncontrolling interest’s ownership percentage. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
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

	Same Property Portfolio				Properties Acquired or Consolidated Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2014	2013	Increase/ (Decrease)	% Change	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,883,215	$1,824,581	$58,634	3.21%	$329,725	$179,579	$53,407	$6,028	$—	$2,248	$24,362	$27,949	$2,290,709	$2,040,385	$250,324	12.27%
Termination Income	11,162	2,807	8,355	297.65%	62	—	171	—	—	—	—	—	11,395	2,807	8,588	305.95%
Total Rental Revenue	1,894,377	1,827,388	66,989	3.67%	329,787	179,579	53,578	6,028	—	2,248	24,362	27,949	2,302,104	2,043,192	258,912	12.67%
Real Estate Operating Expenses	692,146	664,694	27,452	4.13%	101,452	57,199	18,532	1,693	—	421	7,238	6,815	819,368	730,822	88,546	12.12%
Net Operating Income, excluding residential and hotel	1,202,231	1,162,694	39,537	3.40%	228,335	122,380	35,046	4,335	—	1,827	17,124	21,134	1,482,736	1,312,370	170,366	12.98%
Residential Net Operating Income (1)	8,960	10,395	(1,435)	(13.80)%	—	—	1,311	(207)	—	—	—	—	10,271	10,188	83	0.81%
Hotel Net Operating Income (1)	14,149	11,883	2,266	19.07%	—	—	—	—	—	—	—	—	14,149	11,883	2,266	19.07%
Consolidated Net Operating Income (1)	$1,225,340	$1,184,972	$40,368	3.41%	$228,335	$122,380	$36,357	$4,128	$—	$1,827	$17,124	$21,134	$1,507,156	$1,334,441	$172,715	12.94%
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

Boston Properties, Inc.
The following is a reconciliation of Consolidated Net Operating Income to net income attributable to Boston Properties, Inc. common shareholders (in thousands):

	Total Property Portfolio
	2014	2013	Increase/ (Decrease)	% Change
Consolidated Net Operating Income	$1,507,156	$1,334,441	$172,715	12.94%
Other Revenue:
Development and management services	25,316	29,695	(4,379)	(14.75)%
Other Expenses:
General and administrative expense	98,937	115,329	(16,392)	(14.21)%
Transaction costs	3,140	1,744	1,396	80.05%
Impairment loss	—	8,306	(8,306)	(100.00)%
Depreciation and amortization	628,573	560,637	67,936	12.12%
Total Other Expenses	730,650	686,016	44,634	6.51%
Operating Income	801,822	678,120	123,702	18.24%
Other Income:
Income from unconsolidated joint ventures	12,769	75,074	(62,305)	(82.99)%
Gains on consolidation of joint ventures	—	385,991	(385,991)	(100.00)%
Interest and other income	8,765	8,310	455	5.48%
Gains from investments in securities	1,038	2,911	(1,873)	(64.34)%
Gains (losses) from early extinguishments of debt	(10,633)	122	(10,755)	(8,815.57)%
Other Expenses:
Interest expense	455,743	446,880	8,863	1.98%
Income from continuing operations	358,018	703,648	(345,630)	(49.12)%
Discontinued operations:
Income from discontinued operations	—	8,022	(8,022)	(100.00)%
Gains on sales of real estate from discontinued operations	—	112,829	(112,829)	(100.00)%
Gain on forgiveness of debt from discontinued operations	—	20,182	(20,182)	(100.00)%
Impairment loss from discontinued operations	—	(3,241)	3,241	100.00%
Income before gains on sales of real estate	358,018	841,440	(483,422)	(57.45)%
Gains on sales of real estate	168,039	—	168,039	100.00%
Net income	526,057	841,440	(315,383)	(37.48)%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships	(30,561)	(1,347)	(29,214)	(2,168.82)%
Noncontrolling interest - redeemable preferred units of the Operating Partnership	(1,023)	(6,046)	5,023	83.08%
Noncontrolling interest - common units of the Operating Partnership	(50,862)	(70,085)	19,223	27.43%
Noncontrolling interest in discontinued operations - common units of the Operating Partnership	—	(14,151)	14,151	100.00%
Net income attributable to Boston Properties, Inc.	443,611	749,811	(306,200)	(40.84)%
Preferred dividends	(10,500)	(8,057)	(2,443)	(30.32)%
Net income attributable to Boston Properties, Inc. common shareholders	$433,111	$741,754	$(308,643)	(41.61)%

Boston Properties Limited Partnership
The following is a reconciliation of Consolidated Net Operating Income to net income attributable to Boston Properties Limited Partnership common unitholders (in thousands):

	Total Property Portfolio
	2014	2013	Increase/ (Decrease)	% Change
Consolidated Net Operating Income	$1,507,156	$1,334,441	$172,715	12.94%
Other Revenue:
Development and management services	25,316	29,695	(4,379)	(14.75)%
Other Expenses:
General and administrative expense	98,937	115,329	(16,392)	(14.21)%
Transaction costs	3,140	1,744	1,396	80.05%
Impairment loss	—	4,401	(4,401)	(100.00)%
Depreciation and amortization	620,064	552,589	67,475	12.21%
Total Other Expenses	722,141	674,063	48,078	7.13%
Operating Income	810,331	690,073	120,258	17.43%
Other Income:
Income from unconsolidated joint ventures	12,769	75,074	(62,305)	(82.99)%
Gains on consolidation of joint ventures	—	385,991	(385,991)	(100.00)%
Interest and other income	8,765	8,310	455	5.48%
Gains from investments in securities	1,038	2,911	(1,873)	(64.34)%
Gains (losses) from early extinguishments of debt	(10,633)	122	(10,755)	(8,815.57)%
Other Expenses:
Interest expense	455,743	446,880	8,863	1.98%
Income from continuing operations	366,527	715,601	(349,074)	(48.78)%
Discontinued operations:
Income from discontinued operations	—	8,022	(8,022)	(100.00)%
Gains on sales of real estate from discontinued operations	—	115,459	(115,459)	(100.00)%
Gain on forgiveness of debt from discontinued operations	—	20,736	(20,736)	(100.00)%
Impairment loss from discontinued operations	—	(2,852)	2,852	100.00%
Income before gains on sales of real estate	366,527	856,966	(490,439)	(57.23)%
Gains on sales of real estate	174,686	—	174,686	100.00%
Net income	541,213	856,966	(315,753)	(36.85)%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships	(30,561)	(1,347)	(29,214)	(2,168.82)%
Noncontrolling interest - redeemable preferred units	(1,023)	(6,046)	5,023	83.08%
Net income attributable to Boston Properties Limited Partnership	509,629	849,573	$(339,944)	(40.01)%
Preferred distributions	(10,500)	(8,057)	(2,443)	(30.32)%
Net income attributable to Boston Properties Limited Partnership common unitholders	$499,129	$841,516	$(342,387)	(40.69)%

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
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased approximately $27.5 million, or 4.1%, for the year ended December 31, 2014 compared to 2013 due primarily to (1) an increase of approximately $13.4 million, or 4.5%, in real estate taxes, which we primarily experienced in our Washington, DC and New York regions, (2) an increase of approximately $6.4 million, or 6.1%, in repairs and maintenance expense, which we primarily experienced in the Boston and New York CBD buildings and the Washington, DC region, (3) an increase of approximately $2.6 million, or 7.2%, in roads and grounds expense, which we primarily experienced in the Boston and Washington, DC regions, (4) an increase of approximately $2.0 million, or 1.8%, in utilities expense in the Boston and San Francisco regions and (5) an increase of approximately $3.1 million, or 2.6%, in other operating expenses.
Depreciation and Amortization Expense
Depreciation and amortization expense for the Same Property Portfolio increased approximately $5.5 million, or 1.2%, for BXP and $5.1 million, or 1.1%, for BPLP for the year ended December 31, 2014 compared to 2013.
Properties Acquired or Consolidated Portfolio
We acquired Mountain View Research Park and consolidated 767 Fifth Avenue (the General Motors Building) between January 1, 2013 and December 31, 2014. Rental revenue, real estate operating expenses and depreciation and amortization expense from our Properties Acquired or Consolidated Portfolio increased approximately $150.2 million, $44.3 million and $50.2 million, respectively, for the year ended December 31, 2014 compared to 2013 as detailed below.

	Date Acquired / Consolidated		Rental Revenue			Real Estate Operating Expenses			Depreciation and Amortization Expense
Name		Square Feet	2014 (1)	2013	Change	2014	2013	Change	2014	2013	Change
			(dollars in thousands)
Office
Mountain View Research Park (2)	April 10, 2013	540,433	$19,111	$11,815	$7,296	$4,093	$2,741	$1,352	$9,105	$8,448	$657
767 Fifth Avenue (the General Motors Building) (3)	May 31, 2013	1,822,412	310,676	167,764	142,912	97,359	54,458	42,901	122,802	73,303	49,499
		2,362,845	$329,787	$179,579	$150,208	$101,452	$57,199	$44,253	$131,907	$81,751	$50,156
_______________

(1)	Includes approximately $62 of termination income.

(2)
We acquired the Mountain View Research Park and Mountain View Technology Park properties from the Value-Added Fund. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we owned 100% of the properties and accounted for them on a consolidated basis. On July 29, 2014, we sold Mountain View Technology Park and Mountain View Research Park Building Sixteen. See “Results of Operations—Properties Sold Portfolio” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This property is a fifteen-building complex.

(3)
Our two joint venture partners in 767 Venture, LLC (the entity that owns this building) transferred all of their interests in the joint venture to third parties. In connection with the transfer, we and our new joint venture partners modified our relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in us having sufficient financial and operating control over 767 Venture, LLC such that we now account for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in our financial statements instead of under the equity method of accounting. Our ownership interest in 767 Venture, LLC remained unchanged at 60%.

For a discussion of the operating results for 767 Fifth Avenue (the General Motors Building), Mountain View Research Park and Mountain View Technology Park for the period prior to consolidation / acquisition or sale refer to “Results of Operations—Other Income and Expense Items - Income from Unconsolidated Joint Ventures” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Properties Placed In-Service Portfolio
The table below lists the properties placed in-service or partially placed in-service between January 1, 2013 and December 31, 2014. Rental revenue, real estate operating expenses and depreciation and amortization expense from our Properties Placed In-Service Portfolio increased approximately $52.1 million, $19.9 million and $18.4 million, respectively, for the year ended December 31, 2014 compared to 2013 as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses			Depreciation and Amortization Expense
Name			Square Feet	2014 (1)	2013	Change	2014	2013	Change	2014	2013	Change
				(dollars in thousands)
Office
300 Binney Street	Second Quarter, 2013	Second Quarter, 2013	195,191	$11,017	$5,717	$5,300	$1,150	$353	$797	$2,114	$1,229	$885
250 West 55th Street	Third Quarter, 2013	Third Quarter, 2014	986,823	25,794	311	25,483	12,530	1,340	11,190	9,395	490	8,905
680 Folsom Street (2)	Fourth Quarter, 2013	Third Quarter, 2014	524,793	15,926	—	15,926	4,423	—	4,423	5,841	—	5,841
535 Mission Street	Fourth Quarter, 2014	N/A	307,235	841	—	841	429	—	429	258	—	258
			2,014,042	53,578	6,028	47,550	18,532	1,693	16,839	17,608	1,719	15,889
Residential
The Avant at Reston Town Center (3)	Fourth Quarter, 2013	First Quarter, 2014	355,347	4,746	157	4,589	3,435	364	3,071	2,689	181	2,508
			2,369,389	$58,324	$6,185	$52,139	$21,967	$2,057	$19,910	$20,297	$1,900	$18,397
_______________

(1)	Includes approximately $171 of termination income.

(2)	This property is a two-building complex.

(3)	This property has 359 apartment units and 26,179 net rentable square feet of retail space.
Properties in Development or Redevelopment Portfolio
During the year ended December 31, 2013, the Properties in Development or Redevelopment Portfolio consisted of our 601 Massachusetts Avenue property located in Washington, DC. We commenced development of this property on April 25, 2013 and partially placed it in-service during the third quarter of 2015. Prior to the commencement of development, this building was operational and, during the year ended December 31, 2013, had approximately $2.2 million of revenue and approximately $0.4 million of real estate operating expenses. In addition, during the year ended December 31, 2013, the building had approximately $4.6 million of depreciation and amortization expense.
Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2013 and December 31, 2014. Rental revenue, real estate and operating expenses and depreciation and amortization expense from our Properties Sold Portfolio increased (decreased) approximately $(3.6) million, $0.4 million and $(1.6) million, respectively, for the year ended December 31, 2014 compared to 2013 as detailed below.

				Rental Revenue			Real Estate Operating Expenses			Depreciation and Amortization Expense
Name	Date sold	Property Type	Square Feet (sf) / Acres	2014	2013	Change	2014	2013	Change	2014	2013	Change
				(dollars in thousands)
Class A Office, Office/Technical and Land
Mountain View Technology Park (1)	July 29, 2014	Office /Technical	135,000 sf	$2,603	$3,168	$(565)	$456	$554	$(98)	$1,783	$2,320	$(537)
Mountain View Research Park Building Sixteen	July 29, 2014	Office /Technical	63,000 sf	1,510	1,693	(183)	235	255	(20)	1,012	1,304	(292)
Broad Run Business Park	August 22, 2014	Land Parcel	15.5 acres	909	1,463	(554)	240	364	(124)	8	14	(6)
Patriots Park (2)	October 2, 2014	Class A Office	706,000 sf	18,722	21,166	(2,444)	6,057	5,537	520	4,126	4,863	(737)
130 Third Avenue	October 24, 2014	Land Parcel	N/A	162	—	162	250	105	145	—	—	—
75 Ames Street	December 30, 2014	Land Parcel	N/A	456	459	(3)	—	—	—	—	—	—
				$24,362	$27,949	$(3,587)	$7,238	$6,815	$423	$6,929	$8,501	$(1,572)
_____________

(1)	This property is a seven-building complex.

(2)	This property is a three-building complex.

For additional information on the sale of the above properties and land parcels refer to “Results of Operations—Other Income and Expense Items - Gains on Sales of Real Estate” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Other Operating Income and Expense Items
Residential Net Operating Income
Net operating income for our residential properties, including The Avant at Reston Town Center which was fully placed in-service during the first quarter of 2014, increased by approximately $83,000 for the year ended December 31, 2014 compared to 2013.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf, the Residences on The Avenue and The Avant at Reston Town Center for the years ended December 31, 2014 and 2013.

	The Lofts at Atlantic Wharf			Residences on The Avenue (1)			The Avant at Reston Town Center (2)
	2014	2013	Percentage Change	2014	2013	Percentage Change	2014	2013	Percentage Change
Average Physical Occupancy (3)	96.3%	98.6%	(2.3)%	92.3%	93.4%	(1.2)%	38.8%	N/A	N/A
Average Economic Occupancy (4)	96.5%	97.6%	(1.1)%	91.5%	93.0%	(1.6)%	34.2%	N/A	N/A
Average Monthly Rental Rate (5)	$3,926	$3,778	3.9%	$3,148	$3,295	(4.5)%	$2,235	N/A	N/A
Average Rental Rate Per Occupied Square Foot	$4.37	$4.20	4.0%	$3.86	$4.04	(4.5)%	$2.44	N/A	N/A
___________

(1)	This property was sold on March 17, 2015 (See Note 3 to the Consolidated Financial Statements).

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
Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property increased by approximately $2.3 million for the year ended December 31, 2014 compared to 2013 due primarily to improvements in revenue per available room (“REVPAR”), occupancy and a reduction in the management fee paid to Marriott.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the years ended December 31, 2014 and 2013.

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
General and Administrative
General and administrative expenses decreased approximately $16.4 million for the year ended December 31, 2014 compared to 2013 due primarily to the timing of the recognition of expenses under the Transition Benefits Agreement that we entered into with Mortimer B. Zuckerman in 2013. On March 11, 2013, BXP announced that Owen D. Thomas would succeed Mr. Zuckerman as its Chief Executive Officer, effective April 2, 2013. Mr. Zuckerman continued to serve as Executive Chairman for a transition period and since January 1, 2015 Mr. Zuckerman has served as the non-executive Chairman of the Board of BXP.  Because Mr. Zuckerman remained employed by BXP through July 1, 2014, on January 1, 2015, he received a lump sum cash payment of $6.7 million and an equity award with a value of approximately $11.1 million. The cash payment and equity award vested in three equal installments on each of March 10, 2013, October 1, 2013 and July 1, 2014. As a result, we recognized approximately $13.8 million of compensation expense during the year ended December 31, 2013 and approximately $4.0 million of compensation expense during the year ended December 31, 2014 related to the Transition Benefits Agreement. Under the Transition Benefits Agreement, during the year ended December 31, 2013, we accelerated the remaining approximately $12.9 million of stock-based compensation expense associated with Mr. Zuckerman’s unvested long-term equity awards. In addition, for the year ended December 31, 2014 compared to 2013 we had an approximately $1.7 million increase in our capitalized wages due to the signing of several large leases. The increase in capitalized wages is shown as a decrease in general and administrative expenses as these costs are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets (see below). We also had an approximately $1.9 million decrease in the value of BXP’s deferred compensation plan. These decreases were partially offset by the following increases: (1) approximately $2.3 million related to the net effect of the termination of the 2011 OPP Awards and the issuance of the 2014 MYLTIP Units (See Note 17 to the Consolidated Financial Statements), (2) an approximately $4.4 million increase in overall compensation expense, (3) approximately $0.3 million related to the write off of the remaining fees associated with BXP’s ATM program that expired on June 2, 2014 and (4) approximately $2.9 million related to other general and administrative expenses.
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
Impairment Loss
On March 28, 2013, we executed a binding contract for the sale of our 303 Almaden Boulevard property located in San Jose, California for a sale price of $40.0 million. The pending sale of this asset caused us to evaluate our strategy for development of the adjacent Almaden land parcel, which can accommodate approximately 840,000 square feet of office development. Based on a shorter than expected hold period, we reduced the carrying value of the land parcel to its fair market value and recognized an impairment loss of approximately $8.3 million and $4.4 million for BXP and BPLP during the three months ended March 31, 2013. For additional information about the differences between BXP and BPLP, see the Explanatory Note.
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
Gains from Investments in Securities
Gains from investments in securities for the year ended December 31, 2014 and 2013 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for officers of BXP. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to officers of BXP under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the year ended December 31, 2014 and 2013, we recognized gains of approximately $1.0 million and $2.9 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $1.1 million and $2.9 million during the year ended December 31, 2014 and 2013, respectively, as a result of increases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by officers of BXP participating in the plan.
Gains (Losses) from Early Extinguishments of Debt
On December 15, 2014, we used available cash to redeem $300.0 million in aggregate principal amount of BPLP’s 5.625% senior notes due 2015 (the “5.625% Notes”) and $250.0 million in aggregate principal amount of its 5.000% senior notes due 2015 (the “5.000% Notes”). The redemption price for the 5.625% Notes was determined in accordance with the applicable indenture and totaled approximately $308.0 million. The redemption price included approximately $2.8 million of accrued and unpaid interest to, but not including, the redemption date. Excluding such accrued and unpaid interest, the redemption price was approximately 101.73% of the principal amount being redeemed. The redemption price for the 5.000% Notes was determined in accordance with the applicable indenture and totaled approximately $255.8 million. The redemption price included approximately $0.5 million of accrued and unpaid interest to, but not including, the redemption date. Excluding such accrued and unpaid interest, the redemption price was approximately 102.13% of the principal amount being redeemed. We recognized a loss on early extinguishment of debt totaling approximately $10.6 million, which amount included the payment of the redemption premium totaling approximately $10.5 million.

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
On April 15, 2013, we announced that holders of BPLP’s 3.75% Exchangeable Senior Notes due 2036 (the “Notes”) had the right to surrender their Notes for purchase by BPLP (the “Put Right”) on May 18, 2013. On April 15, 2013, we also announced that BPLP issued a notice of redemption to the holders of the Notes to redeem, on May 18, 2013 (the “Redemption Date”), all of the Notes outstanding on the Redemption Date. In connection with the notice of redemption, holders of the Notes had the right to exchange their Notes on or prior to May 16, 2013. Notes with respect to which the Put Right was not exercised and that were not surrendered for exchange on or prior to May 16, 2013, were redeemed by BPLP at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest thereon to, but excluding, the Redemption Date. Based on final information provided to BPLP by the trustee for the Notes, no Notes were validly tendered and accepted for purchase in the Put Right. Pursuant to the notice of redemption, an aggregate principal amount of $990,000 of the Notes was redeemed on May 18, 2013. The remaining aggregate principal amount of $449,010,000 of the Notes was surrendered for exchange and, in addition to the repayment of the principal in cash, we issued an aggregate of 419,116 shares of BXP common stock in exchange for the Notes. We recognized a loss on early extinguishment of debt totaling approximately $0.1 million consisting of transaction costs.
Interest Expense
Interest expense for the Total Property Portfolio increased approximately $8.9 million for the year ended December 31, 2014 compared to 2013 as detailed below:

Component	Change in interest expense for the year ended December 31, 2014 compared to December 31, 2013
(in thousands)
Increases to interest expense due to:
Interest associated with the consolidation of the $1.6 billion of debt outstanding for 767 Fifth Avenue (the General Motors Building) (1)	$20,993
Decrease in capitalized interest (2)	15,677
Partner’s share of the interest for the outstanding Outside Members’ Notes Payable for 767 Fifth Avenue (the General Motors Building) (2)	12,235
Issuance of $700 million in aggregate principal of BPLP’s 3.800% senior notes due 2024 on June 27, 2013	13,207
Issuance of $500 million in aggregate principal of BPLP’s 3.125% senior notes due 2023 on April 11, 2013	4,328
Total increases to interest expense	66,440
Decreases to interest expense due to:
Repayment of $747.5 million in aggregate principal of BPLP’s 3.625% exchangeable senior notes due 2014 on February 18, 2014	(25,225)
Interest expense associated with the accretion of the adjustment for the equity component allocation of our BPLP’s unsecured exchangeable debt (3)	(20,614)
Repurchases/redemption/exchange of $450.0 million in aggregate principal of BPLP’s 3.75% exchangeable senior notes due 2036 on April 15, 2013	(6,281)
Repayment of mortgage financings (4)	(2,572)
Amortization of finance fees	(1,698)
Redemption of $300.0 million in aggregate principal of BPLP’s 5.625% senior notes due 2015 on December 15, 2014	(703)
Redemption of $250.0 million in aggregate principal of BPLP’s 5.000% senior notes due 2015 on December 15, 2014	(376)
Other interest expense (including senior notes)	(108)
Total decreases to interest expense	(57,577)
Total change in interest expense	$8,863

___________

(1)
This property was consolidated on May 31, 2013. For additional information about the transaction refer to “Properties Acquired or Consolidated Portfolio” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	Decrease primarily due to the completion of several development projects including, 300 Binney Street, 250 West 55th Street, 680 Folsom Street and The Avant at Reston Town Center.

(3)	All of BPLP's exchangeable senior notes were repaid as of February 18, 2014.

(4)	Includes the repayment of Kingstowne One, 140 Kendrick Street and New Dominion Technology Park Building Two on February 5, 2013, April 1, 2013 and July 1, 2014, respectively.
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
At December 31, 2014, our variable rate debt consisted of BPLP’s $1.0 billion Unsecured Line of Credit, of which no amount was outstanding at December 31, 2014. For a summary of our consolidated debt as of December 31, 2014 and December 31, 2013 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Prior to the adoption of ASU 2014-08, we had the following properties that were considered discontinued operations for the year ended December 31, 2013: Montvale Center, 303 Almaden Boulevard, 1301 New York Avenue, 10 & 20 Burlington Mall Road and One Preserve Parkway. Each of these dispositions is discussed below. For additional information about the differences between BXP and BPLP, see the Explanatory Note.
On February 20, 2013, the foreclosure sale of our Montvale Center property was ratified by the court. As a result of the ratification, the mortgage loan totaling $25.0 million was extinguished and the related obligations were satisfied with the transfer of the real estate resulting in the recognition of a gain on forgiveness of debt totaling approximately $20.2 million and $20.7 million for BXP and BPLP, respectively during the year ended December 31, 2013. The operating results of the property through the date of ratification have been classified as discontinued operations on a historical basis for all periods presented.
On June 28, 2013, we completed the sale of our 303 Almaden Boulevard property located in San Jose, California for a sale price of $40.0 million. Net cash proceeds totaled approximately $39.3 million. 303 Almaden Boulevard is a Class A office property totaling approximately 158,000 net rentable square feet. Because we entered into the related purchase and sale agreement on March 28, 2013 and the carrying value of the property exceeded its net sale price, we recognized an impairment loss totaling approximately $3.2 million and $2.9 million for BXP and BPLP, respectively during the three months ended March 31, 2013. As a result, there was no loss on sale of real estate recognized during the year ended December 31, 2013. The impairment loss and operating results of this property have been classified as discontinued operations on a historical basis for all periods presented.
On August 22, 2013, we completed the sale of our 1301 New York Avenue property located in Washington, DC for a net contract sale price of approximately $121.7 million. After adjusting for outstanding lease and other transaction costs assumed by the buyer, the gross sale price was approximately $135.0 million. Net cash proceeds totaled approximately $121.5 million, resulting in a gain on sale of approximately $86.4 million and $88.6 million for BXP and BPLP, respectively. 1301 New York Avenue is a Class A office property totaling approximately 201,000 net rentable square feet. The operating results of the property through the date of sale have been classified as discontinued operations on a historical basis for all periods presented.
On December 20, 2013, we completed the sale of our 10 & 20 Burlington Mall Road property located in Burlington, Massachusetts for a sale price of approximately $30.0 million. Net cash proceeds totaled approximately $29.4 million, resulting in a gain on sale of approximately $20.5 million and $21.0 million for BXP and BPLP, respectively. 10 & 20

Burlington Mall Road consists of two Class A office properties aggregating approximately 152,000 net rentable square feet. The operating results of the property through the date of sale have been classified as discontinued operations on a historical basis for all periods presented.
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
Gains on Sales of Real Estate
Gains on sales of real estate for the Total Property Portfolio increased approximately $168.1 million and $174.7 million for BXP and BPLP, respectively for the year ended December 31, 2014 compared to 2013 as detailed below.

Name	Date sold	Property Type	Square Feet (sf) / Acres	Sale Price	Cash Proceeds	BXP’s Gain on Sale of Real Estate (1)
				(dollars in millions)
2014
Mountain View Technology Park and Mountain View Research Park Building Sixteen (2)	July 29, 2014	Office /Technical	198,000 sf	$92.1	$90.6	$35.9
One Reston Overlook (3)	August 20, 2014	Land	N/A	2.6	2.6	1.2
Broad Run Business Park (4)	August 22, 2014	Land Parcel	15.5 acres	9.8	9.7	4.3
Patriots Park (5)	October 2, 2014	Class A Office	706,000 sf	321.0	319.1	84.6
130 Third Avenue	October 24, 2014	Land Parcel	N/A	14.3	13.6	8.3
75 Ames Street (6)	December 30, 2014	Land Parcel	N/A	56.8	N/A	33.8
				$496.6	$435.6	$168.1
___________

(1)
With the exception of Patriots Park the gains on sales of real estate were the same for BXP and BPLP. The gain on sale of real estate for BPLP was $91.2 million for Patriots Park. For additional information about the differences between BXP and BPLP, see the Explanatory Note.

(2)	Mountain View Technology Park is a seven-building complex.

(3)	Land was taken by eminent domain.

(4)	Land parcel was subject to a ground lease that was scheduled to expire on October 31, 2048 with a tenant that exercised its purchase option under the ground lease.

(5)
This property is a three-building complex. We have agreed to provide rent support payments to the buyer with a maximum obligation of up to approximately $12.3 million related to the leasing of 17,762 net rentable square feet at the properties, which has been recorded as a reduction to the gain on sale.

(6)
We completed the conveyance to an unrelated third party of a condominium interest in our 75 Ames Street property located in Cambridge, Massachusetts. On May 23, 2011, we had entered into a ground lease for the vacant land parcel at 75 Ames Street and had also entered into a development agreement to serve as project manager for a 250,000 square foot research laboratory building to be developed on the site at the ground lessee’s expense and to also serve, upon completion of development, as property manager. Gross proceeds to us were approximately $56.8 million, including $11.4 million in development fees for our services, and were received beginning in May 2011. The cash received under the ground lease was initially recognized as unearned revenue and recognized over the 99-year term of the ground lease as ground lease revenue totaling approximately $459,000 per year prior to the conveyance of the condominium interest. The terms of the ground lease required us to form a condominium for the site upon completion of the development, at which time each party would subject their respective interests in the buildings and land to the condominium and would in turn be conveyed a condominium unit comprised of their respective building as well as an undivided ownership interest in the land. As a result of the conveyance and the transfer of title, we recognized a gain on sale of real estate.

Noncontrolling interests in property partnerships
Noncontrolling interests in property partnerships increased by approximately $29.2 million for the year ended December 31, 2014 compared to 2013 as detailed below.

Property	Date of Consolidation	Partners’ noncontrolling interest for the year ended December 31,
		2014	2013	Change
		(in thousands)
505 9th Street	October 1, 2007	$2,332	$2,423	$(91)
Fountain Square (1)	October 4, 2012	11,083	6,636	4,447
767 Fifth Avenue (the General Motors Building) (2)	May 31, 2013	(14,990)	(13,531)	(1,459)
Times Square Tower	October 9, 2013	26,736	5,819	20,917
601 Lexington Avenue	October 30, 2014	3,177	—	3,177
100 Federal Street	October 30, 2014	646	—	646
Atlantic Wharf Office Building	October 30, 2014	1,577	—	1,577
		$30,561	$1,347	$29,214
___________

(1)
During the year ended December 31, 2014, we made an out-of-period adjustment of approximately $1.9 million related to the cumulative non-cash adjustment to the accretion of the changes in the redemption value of the noncontrolling interest.

(2)
The net loss allocation is primarily due to the partners’ share of the interest expense for the outside members’ notes payable which was $28.3 million and $16.0 million for the years ended December 31, 2014 and 2013, respectively.

Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership decreased by approximately $19.2 million for the year ended December 31, 2014 compared to 2013 due to a decrease in allocable income partially offset by an increase in the noncontrolling interest’s ownership percentage. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	fund capital expenditures, including major renovations, tenant improvements and leasing costs;

•	fund development costs;

•	fund dividend requirements on our Series B Preferred Stock.

•	fund possible property acquisitions; and

•	make the minimum distributions required to enable BXP to maintain its REIT qualification under the Internal Revenue Code of 1986, as amended.
We expect to satisfy these needs using one or more of the following:

•	cash flow from operations;

•	distribution of cash flows from joint ventures;

•	cash and cash equivalent balances;

•	issuances of BXP equity securities and/or additional preferred or common units of partnership interest in BPLP;

•	BPLP’s Unsecured Line of Credit or other short-term bridge facilities;

•	construction loans;

•	long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness); and

•	sales of real estate.

We draw on multiple financing sources to fund our long-term capital needs. Our current consolidated development properties are expected to be funded with our available cash balances. BPLP’s Unsecured Line of Credit is utilized primarily as a bridge facility to fund acquisition opportunities, refinance outstanding indebtedness and meet short-term development and working capital needs. Although we may seek to fund our development projects with construction loans, which may be guaranteed by BPLP, the financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, the extent of pre-leasing and our available cash and access to cost effective capital at the given time.
The following table presents information on properties under construction as of December 31, 2015 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Square feet	Investment to Date(1)	Estimated Total Investment(1)	Percentage Leased(2)
Office and Retail
804 Carnegie Center	Second Quarter, 2016	Princeton, NJ	1	130,000	$42,635	$47,000	100%
1265 Main Street (50% ownership)	Fourth Quarter, 2016	Waltham, MA	1	115,000	12,949	26,090	100%
Prudential Center Retail Expansion	Fourth Quarter, 2016	Boston, MA	—	15,000	9,998	10,760	100%
601 Massachusetts Avenue (3)	First Quarter, 2017	Washington, DC	1	478,000	304,875	339,760	90%
10 CityPoint	Second Quarter, 2017	Waltham, MA	1	245,000	74,231	100,400	96%
888 Boylston Street	Fourth Quarter, 2017	Boston, MA	1	425,000	154,875	271,500	68%
Salesforce Tower (95% ownership)	First Quarter, 2019	San Francisco, CA	1	1,400,000	432,389	1,073,500	59%
The Hub on Causeway (50% ownership)	Fourth Quarter, 2019	Boston, MA	1	385,000	10,771	141,870	33%
Dock72 (50% ownership)	First Quarter, 2020	Brooklyn, NY	1	670,000	11,250	204,900	33%
Total Office and Retail Properties under Construction			8	3,863,000	1,053,973	2,215,780	59%
Residential
Cambridge Residential / 88 Ames (274 units)	First Quarter, 2019	Cambridge, MA	1	164,000	9,495	140,170	N/A
Reston Signature Site (508 units)	Second Quarter, 2020	Reston, VA	1	514,000	26,219	217,232	N/A
Total Residential Properties Under Construction			2	678,000	35,714	357,402	N/A
Redevelopment
Reservoir Place North	First Quarter, 2017	Waltham, MA	1	73,000	8,678	24,510	—%
Total Redevelopment Properties under Construction			1	73,000	8,678	24,510	—%
Total Properties under Construction and Redevelopment			11	4,614,000	$1,098,365	$2,597,692	60%	(4)
___________

(1)	Represents our share. Includes net revenue during lease up period, interest carry, acquisition expenses and approximately $86.9 million of construction cost and leasing commission accruals.

(2)	Represents percentage leased as of February 22, 2016, including leases with future commencement dates.

(3)	As of February 22, 2016, this property was 81% placed in-service.

(4)	Includes approximately 33,000 square feet of retail space from the residential developments which is 0% leased.

Contractual rental revenue, recoveries from tenants, other income from operations, available cash balances and draws on BPLP’s Unsecured Line of Credit are our principal sources of capital used to pay operating expenses, debt service, recurring capital expenditures, tenant improvements and the minimum distribution required to enable BXP to maintain its REIT qualification. We seek to maximize income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our property management, leasing, and development and construction businesses, as well as the sale of assets from time to time. We believe our revenue, together with our cash balances and proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs.

Material adverse changes in one or more sources of capital may adversely affect our net cash flows. Such changes, in turn, could adversely affect our ability to fund operating expenses, dividends and distributions, debt service payments, recurring capital expenditures and tenant improvements. In addition, a material adverse change in the cash provided by our operations may affect our ability to comply with the financial covenants under BPLP’s Unsecured Line of Credit and unsecured senior notes.
Our primary uses of capital will be the completion of our current developments, which, through 2020, have remaining costs to fund of approximately $1.5 billion, as of December 31, 2015, and our 2016 and 2017 debt maturities, which are discussed below.  With approximately $1.3 billion of cash and cash equivalents and approximately $983.9 million available under BPLP’s Unsecured Line of Credit, as of February 22, 2016, we have sufficient capital to complete these developments.  We believe that our strong liquidity, including our availability under BPLP’s Unsecured Line of Credit, and proceeds from potential asset sales and debt financings provide sufficient liquidity to fund our remaining capital requirements on existing development projects and pursue additional attractive investment opportunities, including new developments.  We also have full availability under BXP’s $600 million at-the-market equity offering program.
We remain focused on our upcoming debt maturities in 2016 and 2017. Following our December 2015 defeasance of the $640.5 million mortgage loan secured by 100 & 200 Clarendon Street (formerly known as the John Hancock Tower and Garage) properties located in Boston, which bore interest at a fixed coupon/stated rate of 5.68% per annum, a GAAP interest rate of 5.05% per annum and was scheduled to mature on January 6, 2017, our consolidated debt maturities through the end of 2017 consist of five mortgage/mezzanine loans totaling approximately $2.9 billion (of which our share of the consolidated entities is approximately $2.3 billion). These loans have a weighted-average coupon/stated interest rate of approximately 5.92% per annum and a GAAP interest rate of approximately 4.08% per annum.
The secured debt markets for high-quality stabilized properties in strong locations remain attractive. The bond market has experienced some rate and spread volatility over the past few months from global events but continues to operate efficiently, and high-quality borrowers like us continue to have access as demonstrated by BPLP’s January 2016 issuance of $1.0 billion aggregate principal amount of 3.650% senior unsecured notes due 2026 yielding an effective interest rate (including financing fees) of 3.766%. With a portion of the remaining proceeds, we anticipate repaying the approximately $211 million mortgage loan on our Fountain Square property, which is prepayable at par in April 2016.
To reduce the risk associated with potential future interest rate increases, BPLP has entered into forward-starting interest rate swap contracts which fix the 10-year swap rate at a weighted-average rate of 2.423% per annum on notional amounts aggregating $550 million.
In addition, 767 Fifth Partners LLC, which is the consolidated entity in which we have a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City, entered into forward-starting interest rate swap contracts, including two subsequent to December 31, 2015, which fix the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450 million. These swaps are targeting the refinancing of the property’s mortgage loans totaling $1.6 billion that mature on October 7, 2017 but can be prepaid without penalty beginning in June 2017.
Our asset sale strategy and the delivery of development properties at superior yields have resulted in a reduction in our leverage position. As our new development deliveries stabilize, we expect these ratios to continue to improve and create additional investment capacity for new developments and acquisition opportunities.
REIT Tax Distribution Considerations
Dividend
BXP as a REIT is subject to a number of organizational and operational requirements, including a requirement that BXP currently distribute at least 90% of its annual taxable income (excluding capital gains and with certain other adjustments). Our policy is for BXP to distribute at least 100% of its taxable income, including capital gains, to avoid paying federal tax. On December 8, 2014, BXP’s Board of Directors declared a special cash dividend of $4.50 per common share payable on January 28, 2015 to shareholders of record as of the close of business on December 31, 2014. The decision to declare a special dividend was primarily a result of the taxable gains associated with the sale of approximately $2.3 billion of assets during 2014 partially offset by our election to deduct costs that were capitalized in prior years that may now be deducted under the new Tangible Property Regulations, discussed below. The Board of Directors did not make any change in its policy with respect to regular quarterly dividends. Holders of common units of limited partnership interest in BPLP as of the close of business on December 31, 2014 received the same distribution on January 28, 2015. On December 17, 2015, BXP’s Board of Directors declared a special cash dividend of $1.25 per common share payable on January 28, 2016 to shareholders of record as of the close of business on December 31, 2015. The decision to declare a special dividend was primarily a result of the taxable gains associated with the sale of approximately $584 million of assets in 2015. The Board of Directors did not make any change to its policy with respect to regular quarterly dividends. Common and LTIP unitholders of limited partnership interest in BPLP, as of the close of business on December 31, 2015, received the same total distribution per unit, on January 28, 2016.
BXP’s Board of Directors will continue to evaluate BXP’s dividend rate in light of our actual and projected taxable income, liquidity requirements and other circumstances, and there can be no assurance that the future dividends declared by its Board of Directors will not differ materially.
Application of Recent Regulations
In September 2013, the Internal Revenue Service released final regulations governing when taxpayers like us must capitalize and depreciate costs for acquiring, maintaining, repairing and replacing tangible property and when they can deduct such costs.  These final regulations are effective for tax years beginning on or after January 1, 2014. These regulations permitted us to deduct certain types of expenditures that were previously required to be capitalized by us. They also allowed us to make a one-time election to immediately deduct certain amounts that were capitalized in previous years that are not required to be capitalized under the new regulations.  We analyzed how the application of the new regulations affects our business and decided to make the election for the 2014 tax year. Although such an election had an immaterial impact on our GAAP financial statements and Funds from Operations, it materially reduced our taxable income and therefore BXP’s dividend payout requirements under applicable REIT tax regulations for 2014. It also could have an impact on BXP’s dividend payout requirements in future years, as the amounts deducted in 2014 will no longer be depreciated over time, and amounts expended and deducted in future periods will vary, potentially resulting in more variation in our distribution requirement from year to year depending on our annual cost of now-deductible expenditures that previously would have been capitalized.  Although BXP made the election for tax year 2014, there can be no assurance concerning the impact, if any, on the dividends declared by the Board of Directors of BXP in future taxable years.
Sales
To the extent that we sell assets at a gain and cannot efficiently use the proceeds in a tax deferred manner for either our development activities or attractive acquisitions, BXP would, at the appropriate time, decide whether it is better to declare a special dividend, adopt a stock repurchase program, reduce our indebtedness or retain the cash for future investment opportunities. Such a decision will depend on many factors including, among others, the timing, availability and terms of development and acquisition opportunities, our then-current and anticipated leverage, the cost and availability of capital from other sources, the price of BXP’s common stock and REIT distribution requirements. At a minimum, we expect that BXP would distribute at least that amount of proceeds necessary for BXP to avoid paying corporate level tax on the applicable gains realized from any asset sales.
Cash Flow Summary
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Cash and cash equivalents were approximately $0.7 billion and $1.8 billion at December 31, 2015 and 2014, respectively, representing a decrease of approximately $1.1 billion. The following table sets forth changes in cash flows:

	Year ended December 31,
	2015	2014	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$799,411	$695,553	$103,858
Net cash used in investing activities	(280,226)	(665,124)	384,898
Net cash used in financing activities	(1,558,546)	(632,487)	(926,059)
Our principal source of cash flow is related to the operation of our properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 6.9 years with occupancy rates historically in the range of 91% to 94%. Our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties, secured and unsecured borrowings and equity offerings of BXP.
For the year ended December 31, 2015, our total dividend / distributions payments exceeded our cash flow from operating activities due to the special dividend / distribution which was declared in December 2014 and paid to BXP’s common stockholders and BPLP’s common unitholders in January 2015. The cash flows distributed were primarily a result of the taxable gain associated with the sale of approximately $2.3 billion of assets during 2014 partially offset by our election to deduct costs that were capitalized in prior years that may not be deducted under the new Tangible Property Regulations and were included as part of cash flows provided by financing activities. Dividends / Distributions will generally exceed cash flows from operating activities during periods in which we sell significant real estate assets and the distribution of gains occurs in a different period.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the years ended December 31, 2015 and 2014 consisted primarily of funding our development projects, investment in marketable securities and the proceeds from the sales of real estate, as detailed below:

	Year ended December 31,
	2015	2014
	(in thousands)
Acquisitions of real estate (1)	$—	$(4,670)
Construction in progress (2)	(374,664)	(405,942)
Building and other capital improvements	(112,755)	(82,479)
Tenant improvements	(144,572)	(106,003)
Proceeds from sales of real estate (3)	602,600	419,864
Proceeds from sales of real estate and sales of interests in property partnerships placed in escrow (3)	(200,612)	(1,912,347)
Proceeds from sales of real estate and sales of interests in property partnerships released from escrow (3)	634,165	1,478,794
Cash placed in escrow for land sale contracts	(7,111)	—
Cash released from escrow for land sale contracts	5,312	—
Capital contributions to unconsolidated joint ventures (4)	(38,207)	(52,052)
Capital distributions from unconsolidated joint ventures (5)	24,527	1,491
Investments in marketable securities (6)	(667,335)	—
Investments in securities, net	(1,574)	(1,780)
Net cash used in investing activities	$(280,226)	$(665,124)
Cash used in investing activities changed primarily due to the following:

(1)
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

(2)
Construction in progress for the year ended December 31, 2014 includes ongoing expenditures associated with The Avant at Reston Town Center, 250 West 55th Street, 680 Folsom Street, 535 Mission Street and 690 Folsom Street, which were fully or partially placed in-service during the year ended December 31, 2014. In addition, we incurred costs associated with our continued development of 601 Massachusetts Avenue, 804 Carnegie Center, Salesforce Tower, 888 Boylston Street, 10 CityPoint, The Point (formerly 99 Third Avenue Retail) and the Prudential Center retail expansion.

Construction in progress for the year ended December 31, 2015 includes ongoing expenditures associated with 690 Folsom Street, 535 Mission Street, 601 Massachusetts Avenue and The Point (formerly 99 Third Avenue Retail), which were fully or partially placed in-service during the year ended December 31, 2015. In addition, we incurred costs associated with our continued development/redevelopment of 804 Carnegie Center, Salesforce Tower, 888 Boylston Street, 10 CityPoint, the Prudential Center retail expansion, Reservoir Place North and Cambridge and Reston Signature Site residential projects.

(3)	On December 17, 2015, we completed the sale of our Innovation Place property for a gross sale price of $207.0 million. Net cash proceeds totaled approximately $199.3 million.
On October 1, 2015, we completed the sale of an additional parcel of land within our Washingtonian North property located in Gaithersburg, Maryland for a gross sale price of approximately $13.3 million. Net cash proceeds, which included reimbursements for certain infrastructure costs, totaled approximately $13.8 million.
On September 18, 2015, a consolidated entity in which we have a 50% interest completed the sale of its 505 9th Street, N.W. property located in Washington, DC for approximately $318.0 million, including the assumption by the buyer of approximately $117.0 million of mortgage indebtedness.  Net cash proceeds totaled approximately $194.6 million, of which our share was approximately $97.3 million.
On March 17, 2015, we completed the sale of our Residences on The Avenue property located in Washington, DC for a gross sale price of $196.0 million. Net cash proceeds totaled approximately $192.5 million. As of December 31, 2015, we have released from escrow approximately $192.3 million of the proceeds that were being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.
On February 19, 2015, we completed the sale of a parcel of land within our Washingtonian North property located in Gaithersburg, Maryland for a gross sale price of $8.7 million. Net cash proceeds totaled approximately $8.4 million. As of December 31, 2015, we had released from escrow approximately $8.3 million of the proceeds that were being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.
On October 24, 2014, we completed the sale of a parcel of land at 130 Third Avenue in Waltham, Massachusetts for a sale price of approximately $14.3 million. Net cash proceeds totaled approximately $13.6 million. As of December 31, 2015, we had released from escrow approximately $13.6 million of the proceeds that were being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.
On October 2, 2014, we completed the sale of Patriots Park located in Reston, Virginia for a gross sale price of $321.0 million. Net cash proceeds totaled approximately $319.1 million. As of December 31, 2015, we had released from escrow approximately $320.0 million of the proceeds that were being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.
On August 22, 2014, we completed the sale of a parcel of land within our Broad Run Business Park property located in Loudoun County, Virginia for a sale price of approximately $9.8 million. Net cash proceeds totaled approximately $9.7 million. As of December 31, 2015 we had released from escrow approximately $9.7 million of the proceeds that were being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.
On August 20, 2014, a portion of the land parcel at our One Reston Overlook property located in Reston, Virginia was taken by eminent domain. Net cash proceeds totaled approximately $2.6 million.
On July 29, 2014, we completed the sale of our Mountain View Technology Park properties and Mountain View Research Park Building Sixteen property located in Mountain View, California for an aggregate sale price of approximately $92.1 million. Net cash proceeds totaled approximately $91.2 million. As of December 31, 2015, we had released from escrow approximately $90.2 million of the proceeds that were being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.

(4)
Capital contributions to unconsolidated joint ventures for the year ended December 31, 2015 were primarily due to cash contributions of approximately $14.3 million, $11.9 million and $11.5 million to our Hub on Causeway, 1265 Main Street and Dock72 at the Brooklyn Navy Yard joint ventures, respectively.

Capital contributions to unconsolidated joint ventures for the year ended December 31, 2014 were primarily due to cash contributions of approximately $39.0 million, $5.4 million and $4.2 million to our 1001 6th Street, Annapolis Junction and Hub on Causeway joint ventures, respectively.

(5)
Capital distributions from unconsolidated joint ventures increased due to a distribution made by the joint venture that owns 901 New York Avenue located in Washington, DC. During the year ended December 31, 2015, we received a distribution of approximately $24.5 million, which was generated from the excess loan proceeds from the joint venture’s refinancing of its mortgage loan to a new 10-year mortgage loan totaling $225.0 million.  Our allocation of income and distributions for the year ended December 31, 2015 was not proportionate to our nominal ownership interest as a result of the achievement of specified investment return thresholds, as provided for in the joint venture agreement.

(6)
On December 15, 2015, we legally defeased the mortgage loan collateralized by our 100 & 200 Clarendon Street (formerly known as the John Hancock Tower and Garage) properties located in Boston, Massachusetts. The mortgage loan had an outstanding principal balance of $640.5 million, bore interest at a fixed rate of 5.68% per annum and was scheduled to mature on January 6, 2017. The cash outlay required for the defeasance in the net amount of approximately $667.3 million was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loan from the effective date of the defeasance through, and the repayment of the loan on, October 6, 2016, which is the date on which we could repay the loan at par.

Cash used in financing activities for the year ended December 31, 2015 totaled approximately $1.6 billion. This consisted primarily of the payments of regular and special dividends and distributions to our shareholders and unitholders. Future debt payments are discussed below under the heading “Capitalization-Debt Financing.”
Capitalization
At December 31, 2015, our total consolidated debt was approximately $9.0 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 4.34% (with a coupon/stated rate of 4.91%) and the weighted-average maturity was approximately 4.3 years.
Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $31.1 billion at December 31, 2015. Our total consolidated market capitalization was calculated using the December 31, 2015 closing stock price of BXP’s common stock of $127.54 per common share and the following: (1) 153,579,966 outstanding shares of BXP common stock, (2)16,097,473 outstanding common units of partnership interest in BPLP (excluding common units held by BXP), (3) an aggregate of 1,614,860 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, (4) 216,854 2012 OPP Units that were issued in the form of LTIP Units and earned as of February 6, 2015, (5) 80,000 shares (8,000,000 depositary shares, each representing 1/100th of a share) of BXP’s 5.25% Series B Cumulative Redeemable Preferred Stock, at a price of $2,500 per share ($25 per depositary share) and (6) our consolidated debt totaling approximately $9.0 billion. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at December 31, 2015, represented approximately 29.05% of our total consolidated market capitalization.
Following the consolidation of 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building)), effective June 1, 2013, our consolidated debt increased significantly compared to prior periods even though our economic interest in 767 Venture, LLC remained substantially unchanged at 60%. Similarly, after selling an interest in 601 Lexington Avenue, our economic interest in the property decreased to 55% even though we continue to consolidate the related mortgage indebtedness. Accordingly, we believe the presentation of total adjusted debt may provide investors with a more complete picture of our share of consolidated and unconsolidated debt. Total adjusted debt is defined as our total consolidated debt, plus our share of unconsolidated joint venture debt, minus our joint venture partners’ share of consolidated debt, and was approximately $8.4 billion at December 31, 2015. In addition, in light of the difference between our total consolidated debt and our total adjusted debt, we believe that also presenting our total adjusted debt to total adjusted market capitalization ratio may provide investors with a more complete picture of our leverage in relation to the overall size of our company. The calculation of the total adjusted debt to total adjusted market capitalization ratio is the same as consolidated debt to total consolidated market capitalization ratio except that the total adjusted debt balance is used in lieu of the total consolidated debt balance. Our total adjusted debt at December 31, 2015, represented approximately 27.57% of our total adjusted market capitalization.
The calculation of total consolidated and adjusted market capitalization does not include 309,818 2013 MYLTIP Units, 476,320 2014 MYLTIP Units and 368,415 2015 MYLTIP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. These percentages will fluctuate with changes in the market value of BXP’s common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio and the adjusted debt to total adjusted market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.
For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Debt Financing
As of December 31, 2015, we had approximately $9.0 billion of outstanding consolidated indebtedness, representing approximately 29.05% of our total consolidated market capitalization as calculated above consisting of approximately (1) $5.289 billion (net of discount) in publicly traded unsecured senior notes (excluding exchangeable senior notes) having a GAAP weighted-average interest rate of 4.42% per annum and maturities in 2018, 2019, 2020, 2021, 2023 and 2024; (2) $3.4 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 4.11% per annum and weighted-average term of 2.5 years and (3) $0.3 billion of mezzanine notes payable associated with 767 Fifth Avenue (the General Motors Building), having a GAAP interest rate of 5.53% per annum and maturing in 2017. The table below summarizes our mortgage and mezzanine notes payable, BPLP’s unsecured senior notes and BPLP’s Unsecured Line of Credit at December 31, 2015 and December 31, 2014:

	December 31,
	2015	2014
	(Dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable	$3,438,714	$4,309,484
Variable rate mortgage notes payable	—	—
Unsecured senior notes, net of discount	5,289,317	5,287,704
Unsecured Line of Credit	—	—
Mezzanine notes payable	308,482	309,796
Total consolidated debt	9,036,513	9,906,984
Add:
Our share of unconsolidated joint venture debt	353,386	351,500
Deduct:
Partners’ share of consolidated mortgage notes payable	(865,772)	(1,057,879)
Partners’ share of consolidated mezzanine notes payable	(123,393)	(123,918)
Total adjusted debt	$8,400,734	$9,076,687

	December 31,
	2015	2014
Percent of total debt:
Fixed rate	100.00%	100.00%
Variable rate	—%	—%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	4.34%	4.40%
Variable rate	—%	—%
Total	4.34%	4.40%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	4.91%	4.98%
Variable rate	—%	—%
Total	4.91%	4.98%
Unsecured Line of Credit
BPLP has a $1.0 billion revolving credit facility (the “Unsecured Line of Credit”) with a maturity date of July 26, 2018. BPLP may increase the total commitment to $1.5 billion, subject to syndication of the increase and other conditions. At BPLP’s option, loans outstanding under the Unsecured Line of Credit will bear interest at a rate per annum equal to (1), in the case of loans denominated in Dollars, Euro or Sterling, LIBOR or, in the case of loans denominated in Canadian Dollars, CDOR, in each case, plus a margin ranging from 0.925% to 1.70% based on BPLP’s credit rating or (2) an alternate base rate equal to the greatest of (a) the Administrative Agent’s prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.70% based on BPLP’s credit rating. The Unsecured Line of

Credit also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to BPLP at a reduced interest rate. In addition, BPLP is also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.35% based on BPLP’s credit rating and (2) an annual fee on the undrawn amount of each letter of credit equal to the LIBOR margin. Based on BPLP’s LIBOR and CDOR margin is 1.00%, the alternate base rate margin is 0.0% and the facility fee is 0.15%.
The terms of the Unsecured Line of Credit require that BPLP maintain a number of customary financial and other covenants on an ongoing basis, including: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 and (6) limitations on permitted investments. BPLP believes it is in compliance with the financial and other covenants listed above.
As of December 31, 2015, BPLP had no amounts outstanding and letters of credit totaling approximately $16.4 million outstanding under the Unsecured Line of Credit, and the ability to borrow approximately $983.6 million. As of February 22, 2016, BPLP had no amounts outstanding and letters of credit totaling approximately $16.1 million outstanding under the Unsecured Line of Credit, and the ability to borrow approximately $983.9 million.
Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of December 31, 2015 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	5.875%	5.967%	$700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
Total principal			5,300,000
Net unamortized discount			(10,683)
Total			$5,289,317
 _______________

(1)	Yield on issuance date including the effects of discounts on the notes and the amortization of financing costs.

(2)	No principal amounts are due prior to maturity.
BPLP’s unsecured senior notes are redeemable at its option, in whole or in part, at a redemption price equal to the greater of (1) 100% of their principal amount or (2) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 20 basis points in the case of the $500 million of notes that mature on September 1, 2023, 25 basis points in the case of the $700 million of notes that mature on February 1, 2024, 40 basis points in the case of the $700 million of notes that mature on October 15, 2019 and 30 basis points in the case of the $700 million and $850 million of notes that mature on November 15, 2020 and May 15, 2021, respectively), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our unsecured senior notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of December 31, 2015, BPLP believes it was in compliance with each of these financial restrictions and requirements.
On January 20, 2016, BPLP completed a public offering of $1.0 billion in aggregate principal amount of its 3.650% senior unsecured notes due 2026. The notes were priced at 99.708% of the principal amount to yield an effective rate (including financing fees) of 3.766% to maturity. The notes will mature on February 1, 2026, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $988.9 million after deducting underwriting discounts and estimated transaction expenses.
Derivative Instruments and Hedging Activities
On February 19, 2015, BPLP commenced a planned interest rate hedging program. To date, BPLP has entered into forward-starting interest rate swap contracts which fix the 10-year swap rate at a weighted-average rate of approximately 2.423% per annum on notional amounts aggregating $550.0 million. The interest rate swap contracts were entered into in advance of a financing by BPLP with a target commencement date in September 2016 and maturity in September 2026. BPLP entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in September 2016.
In addition, our 767 Fifth Partners LLC consolidated entity (the entity in which we have a 60% interest and that owns 767 Fifth Avenue (the General Motors Building) in New York City) entered into forward-starting interest rate swap contracts, including two contracts entered into subsequent to December 31, 2015, which fix the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in June 2017 and maturity in June 2027. Our 767 Fifth Partners LLC consolidated entity entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in June 2017 (See Notes 7 and 20 to the Consolidated Financial Statements).
Mortgage Notes Payable
The following represents the outstanding principal balances due under the mortgage notes payable at December 31, 2015:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount	Carrying Amount (partners’ share)		Maturity Date
	(Dollars in thousands)
Wholly-owned
599 Lexington Avenue	5.57%	5.41%	$750,000	$—	$750,000	N/A	(2) (3)	March 1, 2017
Embarcadero Center Four	6.10%	7.02%	348,886	—	348,886	N/A	(4)	December 1, 2016
Fountain Square	5.71%	2.56%	211,250	2,249	213,499	N/A	(2)(5)	October 11, 2016
New Dominion Tech Park, Bldg. One	7.69%	7.84%	38,494	—	38,494	N/A		January 15, 2021
University Place	6.94%	6.99%	10,788	—	10,788	N/A		August 1, 2021
			1,359,418	2,249	1,361,667	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	5.95%	2.44%	1,300,000	77,986	1,377,986	551,195	(2)(6)(7)	October 7, 2017
601 Lexington Avenue	4.75%	4.79%	699,061	—	699,061	314,577	(8)	April 10, 2022
			1,999,061	77,986	2,077,047	$865,772
Total			$3,358,479	$80,235	$3,438,714	$865,772
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

(5)	In connection with the mortgage financing we have agreed to guarantee approximately $0.7 million related to its obligation to provide funds for certain tenant re-leasing costs.

(6)	This property is owned by a consolidated entity in which we have a 60% interest.

(7)
In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of December 31, 2015, there was no funding obligation under the guarantee. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.

(8)	This property is owned by a consolidated entity in which we have a 55% interest.

Contractual aggregate principal payments of mortgage notes payable at December 31, 2015 are as follows:

Principal Payments
Year	(in thousands)
2016	$576,864
2017	2,067,654
2018	18,633
2019	19,670
2020	20,766
Thereafter	654,892
$3,358,479
Mezzanine Notes Payable
The following represents the outstanding principal balances due under the mezzanine notes payable at December 31, 2015:

Property Debt is Associated With	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount	Carrying Amount (partners’ share)		Maturity Date
	(Dollars in thousands)
767 Fifth Avenue (the General Motors Building)	6.02%	5.53%	$306,000	$2,482	$308,482	$123,393	(1)(2)(3)	October 7, 2017
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
Outside Members’ Notes Payable
In conjunction with the consolidation of 767 Fifth Avenue (the General Motors Building), we recorded loans payable to the joint venture’s partners totaling $450.0 million and related accrued interest payable totaling approximately $175.8 million. The member loans bear interest at a fixed rate of 11.0% per annum and mature on June 9, 2017. We have eliminated in consolidation our member loan totaling $270.0 million and our share of the related accrued interest payable of approximately $179.2 million at December 31, 2015. The remaining notes payable to the outside joint venture partners and related accrued interest payable totaling $180.0 million and approximately $119.4 million as of December 31, 2015 have been reflected as Outside Members’ Notes Payable and within Accrued Interest Payable, respectively, on our Consolidated Balance Sheets. The related interest expense from the Outside Members’ Notes Payable totaling approximately $30.8 million for the year ended December 31, 2015 is fully allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.
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
At December 31, 2015 our weighted-average coupon/stated rate on all of our outstanding consolidated debt, all of which had a fixed interest rate, was 4.91% per annum. At December 31, 2015, we had no outstanding consolidated variable rate debt.
Funds from Operations
Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of NAREIT, we calculate Funds from Operations, or FFO, by adjusting net income (loss) attributable to Boston Properties, Inc. common shareholders or net income (loss) attributable to Boston Properties Limited Partnership common unitholders (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, impairment losses on depreciable real estate of consolidated real estate, impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. FFO is a non-GAAP financial measure. Management believes the use of FFO, combined with the required primary GAAP presentations, has improved investors’ understanding of the operating results of REITs and makes comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful supplemental measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses on depreciable real estate of consolidated real estate, impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and excluding real estate asset depreciation and amortization (which can vary among owners of assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. Amount represents BXP's share, which was 89.68%, 89.81%, 89.99%, 89.48% and 88.57% for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively, after allocation to the noncontrolling interests.
FFO should not be considered as an alternative to net income attributable to Boston Properties, Inc. common shareholders or net income attributable to Boston Properties Limited Partnership common unitholders (determined in accordance with GAAP) as an indication of our performance. FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO should be compared with our reported net income attributable to Boston Properties, Inc. common shareholders or net income attributable to Boston Properties Limited Partnership common unitholders and considered in addition to cash flows in accordance with GAAP, as presented in our Consolidated Financial Statements.

Boston Properties, Inc.
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO for the years ended December 31, 2015, 2014, 2013, 2012 and 2011:

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$572,606	$433,111	$741,754	$289,650	$272,679
Add:
Preferred dividends	10,500	10,500	8,057	—	—
Noncontrolling interest in discontinued operations—common units of the Operating Partnership	—	—	14,151	5,075	1,243
Noncontrolling interest—common units of the Operating Partnership	66,951	50,862	70,085	30,125	35,007
Noncontrolling interest—redeemable preferred units of the Operating Partnership	6	1,023	6,046	3,497	3,339
Noncontrolling interests in property partnerships	149,855	30,561	1,347	3,792	1,558
Impairment loss from discontinued operations	—	—	3,241	—	—
Less:
Gain on forgiveness of debt from discontinued operations	—	—	20,182	—	—
Gains on sales of real estate from discontinued operations	—	—	112,829	36,877	—
Income from discontinued operations	—	—	8,022	9,806	10,876
Gains on sales of real estate	375,895	168,039	—	—	—
Income from continuing operations	424,023	358,018	703,648	285,456	302,950
Add:
Real estate depreciation and amortization (1)	644,595	646,463	610,352	542,753	541,791
Income from discontinued operations	—	—	8,022	9,806	10,876
Less:
Gains on sales of real estate included within income from unconsolidated joint ventures (2)	—	—	54,501	248	46,166
Gains on consolidation of joint ventures (3)	—	—	385,991	—	—
Noncontrolling interests in property partnerships’ share of Funds from Operations	139,569	93,864	33,930	5,684	3,412
Noncontrolling interest—redeemable preferred units of the Operating Partnership (4)	6	1,023	4,079	3,497	3,339
Preferred dividends	10,500	10,500	8,057	—	—
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including Boston Properties, Inc.)	918,543	899,094	835,464	828,586	802,700
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	94,828	91,588	84,000	87,167	91,709
Funds from Operations attributable to Boston Properties, Inc. common shareholders	$823,715	$807,506	$751,464	$741,419	$710,991
Our percentage share of Funds from Operations—basic	89.68%	89.81%	89.99%	89.48%	88.57%
Weighted average shares outstanding—basic	153,471	153,089	152,201	150,120	145,693
 _______________

(1)
Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $639,542, $628,573, $560,637, $445,875 and $429,742, our share of unconsolidated joint venture real estate depreciation and amortization of $6,556, $19,251, $46,214, $90,076 and $103,970, and depreciation and amortization from discontinued operations of $0, $0, $4,760, $8,169 and $9,442, less corporate related depreciation and amortization of $1,503, $1,361, $1,259, $1,367 and $1,363, respectively, for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

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

Reconciliation to Diluted Funds from Operations:

	For the years ended December 31,
	2015		2014		2013		2012		2011
	(Dollars in thousands)
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic Funds from Operations	$918,543	171,139	$899,094	170,453	$835,464	169,126	$828,586	167,769	$802,700	164,486
Effect of Dilutive Securities:
Convertible Preferred Units (1)	—	373	760	312	3,150	1,221	3,079	1,345	3,339	1,461
Stock based compensation and exchangeable senior notes	—	—	—	219	—	320	—	591	—	525
Diluted Funds from Operations	$918,543	171,512	$899,854	170,984	$838,614	170,667	$831,665	169,705	$806,039	166,472
Less: Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	94,622	17,668	91,381	17,364	83,167	16,925	86,493	17,649	90,992	18,793
Diluted Funds from Operations attributable to Boston Properties, Inc. (2)	$823,921	153,844	$808,473	153,620	$755,447	153,742	$745,172	152,056	$715,047	147,679
 _______________

(1)
Excludes approximately $2.0 million for the year ended December 31, 2013 of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special dividend that was primarily the result of the sale of a 45% interest in our Times Square Tower property.

(2)	BXP's share of diluted Funds from Operations was 89.70%, 89.84%, 90.08%, 89.60% and 88.71% for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

Boston Properties Limited Partnership
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO for the years ended December 31, 2015, 2014, 2013, 2012 and 2011:

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$648,748	$499,129	$841,516	$334,601	$317,152
Add:
Preferred distributions	10,500	10,500	8,057	—	—
Noncontrolling interest—redeemable preferred units	6	1,023	6,046	3,497	3,339
Noncontrolling interests in property partnerships	149,855	30,561	1,347	3,792	1,558
Impairment loss from discontinued operations	—	—	2,852	—	—
Less:
Gain on forgiveness of debt from discontinued operations	—	—	20,736	—	—
Gains on sales of real estate from discontinued operations	—	—	115,459	38,445	—
Income from discontinued operations	—	—	8,022	9,806	10,876
Gains on sales of real estate	377,093	174,686	—	—	—
Income from continuing operations	432,016	366,527	715,601	293,639	311,173
Add:
Real estate depreciation and amortization (1)	636,602	637,954	602,304	534,570	533,568
Income from discontinued operations	—	—	8,022	9,806	10,876
Less:
Gains on sales of real estate included within income from unconsolidated joint ventures (2)	—	—	54,501	248	46,166
Gains on consolidation of joint ventures (3)	—	—	385,991	—	—
Noncontrolling interests in property partnerships’ share of funds from operations	139,569	93,864	33,930	5,684	3,412
Noncontrolling interest—redeemable preferred units (4)	6	1,023	4,079	3,497	3,339
Preferred distributions	10,500	10,500	8,057	—	—
Funds from operations attributable to Boston Properties Limited Partnership common unitholders	$918,543	$899,094	$839,369	$828,586	$802,700
Weighted average units outstanding—basic	171,139	170,453	169,126	167,769	164,486
 _______________

(1)
Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $631,549, $620,064, $552,589, $437,692 and $421,519,our share of unconsolidated joint venture real estate depreciation and amortization of $6,556, $19,251, $46,214, $90,076 and $103,970, and depreciation and amortization from discontinued operations of $0, $0, $4,760, $8,169 and $9,442, less corporate related depreciation and amortization of $1,503, $1,361, $1,259, $1,367 and $1,363, respectively, for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

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

(4)
Excludes approximately $2.0 million for the year ended December 31, 2013 of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special distribution that was primarily the result of the sale of a 45% interest in our Times Square Tower property.

Reconciliation to Diluted Funds from Operations:

	For the years ended December 31,
	2015		2014		2013		2012		2011
	(Dollars in thousands)
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic Funds from Operations	$918,543	171,139	$899,094	170,453	$839,369	169,126	$828,586	167,769	$802,700	164,486
Effect of Dilutive Securities:
Convertible Preferred Units (1)	—	373	760	312	3,150	1,221	3,079	1,345	3,339	1,461
Stock based compensation and exchangeable senior notes	—	—	—	219	—	320	—	591	—	525
Diluted Funds from Operations	$918,543	171,512	$899,854	170,984	$842,519	170,667	$831,665	169,705	$806,039	166,472
_______________

(1)
Excludes approximately $2.0 million for the year ended December 31, 2013 of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special distribution that was primarily the result of the sale of a 45% interest in our Times Square Tower property.

Net Operating Income
Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders, or net income attributable to Boston Properties Limited Partnership common unitholders, the most directly comparable GAAP financial measure, plus preferred dividends/distributions net income attributable to noncontrolling interests, impairment loss from discontinued operations, losses (gains) from early extinguishments of debt, interest expense, depreciation and amortization, impairment loss, transaction costs and general and administrative expense, less gain on forgiveness of debt from discontinued operations, gains on sales of real estate from discontinued operations, income from discontinued operations, gains on sales of real estate, gains (losses) from investments in securities, interest and other income, gains on consolidation of joint ventures, income from unconsolidated joint ventures and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.
Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders or net income attributable to Boston Properties Limited Partnership common unitholders. NOI excludes certain components from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders in order to provide results that are more closely related to our properties’ results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs and real estate companies that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders as presented in our Consolidated Financial Statements. NOI should not be considered as an alternative to net income attributable to Boston Properties, Inc. common shareholders or net income attributable to Boston Properties Limited Partnership common unitholders as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

Boston Properties, Inc.
The following sets forth a reconciliation of NOI to net income attributable to Boston Properties, Inc. common shareholders for the fiscal years 2011 through 2015.

	Years ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Net operating income	$1,563,931	$1,507,156	$1,334,441	$1,145,918	$1,090,590
Add:
Development and management services income	22,554	25,316	29,695	34,060	33,406
Income from unconsolidated joint ventures	22,770	12,769	75,074	49,078	85,896
Gains on consolidation of joint ventures	—	—	385,991	—	—
Interest and other income	6,777	8,765	8,310	10,091	5,358
Gains (losses) from investments in securities	(653)	1,038	2,911	1,389	(443)
Gains on sales of real estate	375,895	168,039	—	—	—
Income from discontinued operations	—	—	8,022	9,806	10,876
Gains on sales of real estate from discontinued operations	—	—	112,829	36,877	—
Gain on forgiveness of debt from discontinued operations	—	—	20,182	—	—
Less:
General and administrative	96,319	98,937	115,329	90,129	87,101
Transaction costs	1,259	3,140	1,744	3,653	1,987
Impairment loss	—	—	8,306	—	—
Depreciation and amortization	639,542	628,573	560,637	445,875	429,742
Interest expense	432,196	455,743	446,880	410,970	391,533
Losses (gains) from early extinguishments of debt	22,040	10,633	(122)	4,453	1,494
Impairment loss from discontinued operations	—	—	3,241	—	—
Noncontrolling interests in property partnerships	149,855	30,561	1,347	3,792	1,558
Noncontrolling interest—redeemable preferred units of the Operating Partnership	6	1,023	6,046	3,497	3,339
Noncontrolling interests—common units of the Operating Partnership	66,951	50,862	70,085	30,125	35,007
Noncontrolling interest in discontinued operations—common units of the Operating Partnership	—	—	14,151	5,075	1,243
Preferred dividends	10,500	10,500	8,057	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$572,606	$433,111	$741,754	$289,650	$272,679

Boston Properties Limited Partnership
The following sets forth a reconciliation of NOI to net income attributable to Boston Properties Limited Partnership common unitholders for the fiscal years 2011 through 2015.

	Years ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Net operating income	$1,563,931	$1,507,156	$1,334,441	$1,145,918	$1,090,590
Add:
Development and management services income	22,554	25,316	29,695	34,060	33,406
Income from unconsolidated joint ventures	22,770	12,769	75,074	49,078	85,896
Gains on consolidation of joint ventures	—	—	385,991	—	—
Interest and other income	6,777	8,765	8,310	10,091	5,358
Gains (losses) from investments in securities	(653)	1,038	2,911	1,389	(443)
Gains on sales of real estate	377,093	174,686	—	—	—
Income from discontinued operations	—	—	8,022	9,806	10,876
Gains on sales of real estate from discontinued operations	—	—	115,459	38,445	—
Gain on forgiveness of debt from discontinued operations	—	—	20,736	—	—
Less:
General and administrative	96,319	98,937	115,329	90,129	87,101
Transaction costs	1,259	3,140	1,744	3,653	1,987
Impairment loss	—	—	4,401	—	—
Depreciation and amortization	631,549	620,064	552,589	437,692	421,519
Interest expense	432,196	455,743	446,880	410,970	391,533
Losses (gains) from early extinguishments of debt	22,040	10,633	(122)	4,453	1,494
Impairment loss from discontinued operations	—	—	2,852	—	—
Noncontrolling interests in property partnerships	149,855	30,561	1,347	3,792	1,558
Noncontrolling interest—redeemable preferred units	6	1,023	6,046	3,497	3,339
Preferred distributions	10,500	10,500	8,057	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$648,748	$499,129	$841,516	$334,601	$317,152

Contractual Obligations
As of December 31, 2015, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	Total	2016	2017	2018	2019	2020	Thereafter
	(Dollars in thousands)
Contractual Obligations:
Long-term debt
Mortgage debt (1)	$4,128,878	$780,914	$2,493,043	$53,271	$53,267	$53,262	$695,121
Unsecured senior notes (1)(2)	6,568,240	227,738	227,738	1,077,738	896,288	855,163	3,283,575
Unsecured line of credit (1)	—	—	—	—	—	—	—
Ground leases (3)	671,617	15,188	30,658	11,507	9,693	9,870	594,701
Tenant obligations (4)(5)	360,685	226,742	96,732	27,687	2,980	2,825	3,719
Construction contracts on development projects (5)	1,410,045	671,433	527,116	180,716	30,429	351	—
Other obligations (6)	18,960	4,121	12,658	1,681	412	81	7
Total Contractual Obligations	$13,158,425	$1,926,136	$3,387,945	$1,352,600	$993,069	$921,552	$4,577,123
 _______________

(1)	Amounts include principal and interest payments.

(2)
On January 20, 2016, BPLP completed a public offering of $1.0 billion in aggregate principal amount of its 3.650% senior unsecured notes due 2026 (See Note 20 to the Consolidated Financial Statements).

(3)
The table includes our 99-year ground and air rights lease related to our 200 Clarendon Street property’s adjacent 100 Clarendon Street garage and Back Bay Station concourse level. We expect to incur the remaining contractual ground lease payments aggregating approximately $28.9 million over the next three years with no payments thereafter. We are recognizing these amounts on a straight-line basis over the 99-year term of the ground and air rights lease (See Note 3 to the Consolidated Financial Statements).

(4)	Committed tenant-related obligations based on executed leases as of December 31, 2015 (tenant improvements and lease commissions).

(5)	Includes 100% of the obligations for our consolidated entities and only our share for the unconsolidated joint ventures.

(6)	Includes the maximum revenue support obligation that we may be required to pay related to the sale of our Patriots Park properties.
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
During 2015, we paid approximately $235.0 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $256 million of new tenant-related obligations associated with approximately 4.6 million square feet of second generation leases, or approximately $56 per square foot. In addition, we signed leases for approximately 667,000 square feet at our development properties. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during 2015, we signed leases for approximately 5.2 million square feet of space and incurred aggregate tenant-related obligations of approximately $307 million, or approximately $58 per square foot.
Off-Balance Sheet Arrangements—Joint Venture Indebtedness
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 25% to 60%. Six of these joint ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At December 31, 2015, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $833.9 million (of which our proportionate share is approximately $353.4 million). The table below summarizes the outstanding debt of these joint venture properties at December 31, 2015. From time to time, we (or the applicable joint venture) have also agreed to guarantee portions of the principal, interest or other amounts in connection with other unconsolidated joint venture borrowings. In addition, we have agreed to customary construction completion guarantees for construction loans, environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Our Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Carrying amount (Our share)		Maturity Date
	(Dollars in thousands)
540 Madison Avenue	60%	1.71%	1.88%	$120,000	$72,000	(2)(3)	June 5, 2018
Metropolitan Square	51%	5.75%	5.81%	168,910	86,144		May 5, 2020
Market Square North	50%	4.85%	4.91%	125,607	62,802		October 1, 2020
Annapolis Junction Building One	50%	1.96%	2.12%	40,154	20,077	(4)	March 31, 2018
Annapolis Junction Building Six	50%	2.53%	2.67%	13,359	6,680	(2)(5)	November 17, 2016
Annapolis Junction Building Seven	50%	1.86%	2.42%	21,426	10,713	(2)(6)	April 4, 2016
Annapolis Junction Building Eight	50%	1.71%	2.15%	14,439	7,220	(2)(7)	June 23, 2017
500 North Capitol Street	30%	4.15%	4.19%	105,000	31,500	(2)	June 6, 2023
901 New York Avenue	25%	3.61%	3.68%	225,000	56,250		January 5, 2025
Total				$833,895	$353,386
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges.

(2)	The loan requires interest only payments with a balloon payment due at maturity.

(3)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum.

(4)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on March 31, 2018 with one, three-year extension option, subject to certain conditions.

(5)	The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum.

(6)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on April 4, 2016 with two, one-year extension option, subject to certain conditions.

(7)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum and matures on June 23, 2017 with two, one-year extension option, subject to certain conditions.
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

Some of our properties and certain properties owned by our affiliates are located in urban, industrial and other previously developed areas where fill or current or historical use of the areas have caused site contamination. Accordingly, it is sometimes necessary to institute special soil and/or groundwater handling procedures and/or include particular building design features in connection with development, construction and other property operations in order to achieve regulatory closure and/or ensure that contaminated materials are addressed in an appropriate manner. In these situations it is our practice to investigate the nature and extent of detected contamination, including potential issues associated with contaminant migration, assess potential liability risks and estimate the costs of required response actions and special handling procedures. We then use this information as part of our decision-making process with respect to the acquisition, deal structure and/or development of the property. For example, we own a parcel in Massachusetts which was formerly used as a quarry/asphalt batching facility. Pre-purchase testing indicated that the site contained relatively low levels of certain contaminants. We have developed an office park on this property. Prior to and during redevelopment activities, we engaged a specially licensed environmental consultant to monitor environmental conditions at the site and prepare necessary regulatory submittals based on the results of an environmental risk characterization. A submittal has been made to the regulatory authorities in order to achieve regulatory closure at this site. The submittal included an environmental deed restriction that mandates compliance with certain protective measures in a portion of the site where low levels of residual soil contamination have been left in place in accordance with applicable laws.
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
New Accounting Pronouncements
For a discussion of the new accounting pronouncements which may have an effect on our Consolidated Financial Statements (See Note 2 to the Consolidated Financial Statements).
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

Item 7A—Quantitative and Qualitative Disclosures about Market Risk.
As of December 31, 2015, approximately $9.0 billion of our consolidated borrowings bore interest at fixed rates and none of our consolidated borrowings bore interest at variable rates. The fair value of these instruments is affected by changes in market interest rates. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, refer to Note 5 to the Consolidated Financial Statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2016	2017	2018	2019	2020	2021+	Total	Estimated Fair Value
	(Dollars in thousands) Mortgage debt
Fixed Rate	$623,269	$2,101,484	$18,633	$19,670	$20,766	$654,892	$3,438,714	$3,503,746
GAAP Average Interest Rate	5.33%	3.50%	5.52%	5.53%	5.55%	4.91%	4.11%
Variable Rate	—	—	—	—	—	—	—	—
	Mezzanine debt
Fixed Rate	$1,389	$307,093	$—	$—	$—	$—	$308,482	$306,103
GAAP Average Interest Rate	—	5.53%	—	—	—	—	5.53%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt
Fixed Rate	$(1,676)	$(1,746)	$848,229	$698,449	$698,454	$3,047,607	$5,289,317	$5,547,738
GAAP Average Interest Rate	—	—	3.85%	5.97%	5.71%	3.93%	4.42%
Variable Rate	—	—	—	—	—	—	—	—
Total Debt	$622,982	$2,406,831	$866,862	$718,119	$719,220	$3,702,499	$9,036,513	$9,357,587

At December 31, 2015, the weighted-average coupon/stated rates on all of our outstanding consolidated debt, all of which had a fixed interest rate, was 4.91% per annum. At December 31, 2015 we had no outstanding consolidated variable rate debt.
The fair value amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.
On February 19, 2015, BPLP commenced a planned interest rate hedging program. To date, BPLP has entered into forward-starting interest rate swap contracts which fix the 10-year swap rate at a weighted-average rate of approximately 2.423% per annum on notional amounts aggregating $550.0 million. The interest rate swap contracts were entered into in advance of a financing by BPLP with a target commencement date in September 2016 and maturity in September 2026. BPLP entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in September 2016.
In addition, our 767 Fifth Partners LLC consolidated entity (the entity in which we have a 60% interest and that owns 767 Fifth Avenue (the General Motors Building) in New York City) entered into forward-starting interest rate swap contracts, including two contracts entered into subsequent to December 31, 2015, which fix the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in June 2017 and maturity in June 2027. Our 767 Fifth Partners LLC consolidated entity entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in June 2017 (See Notes 7 and 20 to the Consolidated Financial Statements).
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

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP

All other schedules for which a provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

Management’s Report on Internal Control over
Financial Reporting

Management of Boston Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for Boston Properties, Inc. Boston Properties, Inc.’s internal control over financial reporting is a process designed under the supervision of its principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Boston Properties, Inc.’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
As of the end of Boston Properties, Inc.’s 2015 fiscal year, management conducted assessments of the effectiveness of Boston Properties, Inc.’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2015 was effective.
Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Boston Properties, Inc.; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Boston Properties, Inc.’s assets that could have a material effect on its financial statements.
The effectiveness of Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 105, which expresses an unqualified opinion on the effectiveness of Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2015.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Boston Properties, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Properties, Inc. and its subsidiaries (the “Company”) at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

Boston, MA
February 29, 2016

BOSTON PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and par value amounts)

	December 31, 2015	December 31, 2014
ASSETS
Real estate, at cost	$19,481,535	$19,236,403
Less: accumulated depreciation	(3,925,894)	(3,547,659)
Total real estate	15,555,641	15,688,744
Cash and cash equivalents	723,718	1,763,079
Cash held in escrows	73,790	487,321
Investments in securities	20,380	19,459
Tenant and other receivables (net of allowance for doubtful accounts of $1,197 and $1,142, respectively)	97,865	46,595
Accrued rental income (net of allowance of $2,775 and $1,499, respectively)	754,883	691,999
Deferred charges, net	732,837	831,744
Prepaid expenses and other assets	185,118	164,432
Investments in unconsolidated joint ventures	235,224	193,394
Total assets	$18,379,456	$19,886,767
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$3,438,714	$4,309,484
Unsecured senior notes (net of discount of $10,683 and $12,296, respectively)	5,289,317	5,287,704
Unsecured line of credit	—	—
Mezzanine notes payable	308,482	309,796
Outside members’ notes payable	180,000	180,000
Accounts payable and accrued expenses	274,709	243,263
Dividends and distributions payable	327,320	882,472
Accrued interest payable	190,386	163,532
Other liabilities	483,601	502,255
Total liabilities	10,492,529	11,878,506
Commitments and contingencies	—	—
Noncontrolling interests:
Redeemable preferred units of the Operating Partnership	—	633
Redeemable interest in property partnership	—	104,692
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at December 31, 2015 and December 31, 2014	200,000	200,000
Common stock, $.01 par value, 250,000,000 shares authorized, 153,658,866 and 153,192,845 issued and 153,579,966 and 153,113,945 outstanding at December 31, 2015 and December 31, 2014, respectively	1,536	1,531
Additional paid-in capital	6,305,687	6,270,257
Dividends in excess of earnings	(780,952)	(762,464)
Treasury common stock at cost, 78,900 shares at December 31, 2015 and December 31, 2014	(2,722)	(2,722)
Accumulated other comprehensive loss	(14,114)	(9,304)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,709,435	5,697,298
Noncontrolling interests:
Common units of the Operating Partnership	603,092	603,171
Property partnerships	1,574,400	1,602,467
Total equity	7,886,927	7,902,936
Total liabilities and equity	$18,379,456	$19,886,767
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2015	2014	2013
	(in thousands, except for per share amounts)
Revenue
Rental
Base rent	$1,964,732	$1,886,339	$1,675,412
Recoveries from tenants	355,508	339,365	292,944
Parking and other	101,981	102,593	97,158
Total rental revenue	2,422,221	2,328,297	2,065,514
Hotel revenue	46,046	43,385	40,330
Development and management services	22,554	25,316	29,695
Total revenue	2,490,821	2,396,998	2,135,539
Expenses
Operating
Rental	872,252	835,290	742,956
Hotel	32,084	29,236	28,447
General and administrative	96,319	98,937	115,329
Transaction costs	1,259	3,140	1,744
Impairment loss	—	—	8,306
Depreciation and amortization	639,542	628,573	560,637
Total expenses	1,641,456	1,595,176	1,457,419
Operating income	849,365	801,822	678,120
Other income (expense)
Income from unconsolidated joint ventures	22,770	12,769	75,074
Gains on consolidation of joint ventures	—	—	385,991
Interest and other income	6,777	8,765	8,310
Gains (losses) from investments in securities	(653)	1,038	2,911
Interest expense	(432,196)	(455,743)	(446,880)
(Losses) gains from early extinguishments of debt	(22,040)	(10,633)	122
Income from continuing operations	424,023	358,018	703,648
Discontinued operations
Income from discontinued operations	—	—	8,022
Gains on sales of real estate from discontinued operations	—	—	112,829
Gain on forgiveness of debt from discontinued operations	—	—	20,182
Impairment loss from discontinued operations	—	—	(3,241)
Income before gains on sales of real estate	424,023	358,018	841,440
Gains on sales of real estate	375,895	168,039	—
Net income	799,918	526,057	841,440
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(149,855)	(30,561)	(1,347)
Noncontrolling interest—redeemable preferred units of the Operating Partnership	(6)	(1,023)	(6,046)
Noncontrolling interest—common units of the Operating Partnership	(66,951)	(50,862)	(70,085)
Noncontrolling interest in discontinued operations—common units of the Operating Partnership	—	—	(14,151)
Net income attributable to Boston Properties, Inc.	583,106	443,611	749,811
Preferred dividends	(10,500)	(10,500)	(8,057)
Net income attributable to Boston Properties, Inc. common shareholders	$572,606	$433,111	$741,754
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Income from continuing operations	$3.73	$2.83	$4.06
Discontinued operations	—	—	0.81
Net income	$3.73	$2.83	$4.87
Weighted average number of common shares outstanding	153,471	153,089	152,201
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Income from continuing operations	$3.72	$2.83	$4.05
Discontinued operations	—	—	0.81
Net income	$3.72	$2.83	$4.86
Weighted average number of common and common equivalent shares outstanding	153,844	153,308	152,521

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2015	2014	2013
	(in thousands)
Net income	$799,918	$526,057	$841,440
Other comprehensive income (loss):
Effective portion of interest rate contracts	(10,302)	—	—
Amortization of interest rate contracts (1)	2,510	2,508	2,513
Other comprehensive income (loss)	(7,792)	2,508	2,513
Comprehensive income	792,126	528,565	843,953
Net income attributable to noncontrolling interests	(216,812)	(82,446)	(91,629)
Other comprehensive income (loss) attributable to noncontrolling interests	2,982	(256)	(252)
Comprehensive income attributable to Boston Properties, Inc.	$578,296	$445,863	$752,072
_______________

(1)	Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Equity, December 31, 2012	151,601	$1,516	$—	$5,222,073	$(109,985)	$(2,722)	$(13,817)	$537,789	$5,634,854
Redemption of operating partnership units to Common Stock	929	10	—	30,281	—	—	—	(30,291)	—
Conversion of redeemable preferred units to common units	—	—	—	—	—	—	—	16,494	16,494
Allocated net income for the year	—	—	—	—	749,811	—	—	78,946	828,757
Dividends/distributions declared	—	—	—	—	(748,378)	—	—	(83,448)	(831,826)
Issuance of 5.25% Series B cumulative redeemable preferred stock	—	—	200,000	(6,377)	—	—	—	—	193,623
Shares issued in connection with exchange of Exchangeable Senior Notes	419	4	—	43,830	—	—	—	—	43,834
Equity component of exchange of Exchangeable Senior Notes	—	—	—	(43,869)	—	—	—	—	(43,869)
Shares issued pursuant to stock purchase plan	6	—	—	681	—	—	—	—	681
Net activity from stock option and incentive plan	28	—	—	7,701	—	—	—	27,870	35,571
Noncontrolling interests in property partnerships recorded upon consolidation	—	—	—	—	—	—	—	480,861	480,861
Sale of interest in property partnership and contributions from noncontrolling interests in property partnerships	—	—	—	429,600	—	—	—	257,564	687,164
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(5,039)	(5,039)
Amortization of interest rate contracts	—	—	—	—	—	—	2,261	252	2,513
Reallocation of noncontrolling interest	—	—	—	(21,467)	—	—	—	21,467	—
Equity, December 31, 2013	152,983	1,530	200,000	5,662,453	(108,552)	(2,722)	(11,556)	1,302,465	7,043,618
Redemption of operating partnership units to common stock	80	1	—	2,699	—	—	—	(2,700)	—
Conversion of redeemable preferred units to common units	—	—	—	—	—	—	—	33,306	33,306
Allocated net income for the year	—	—	—	—	443,611	—	—	70,340	513,951
Dividends/distributions declared	—	—	—	—	(1,097,523)	—	—	(126,948)	(1,224,471)
Shares issued pursuant to stock purchase plan	7	—	—	761	—	—	—	—	761
Net activity from stock option and incentive plan	44	—	—	6,822	—	—	—	21,177	27,999
Sale of interest in property partnership and contributions from noncontrolling interests in property partnerships	—	—	—	648,407	—	—	—	887,975	1,536,382
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(31,118)	(31,118)
Amortization of interest rate contracts	—	—	—	—	—	—	2,252	256	2,508
Reallocation of noncontrolling interest	—	—	—	(50,885)	—	—	—	50,885	—
Equity, December 31, 2014	153,114	1,531	200,000	6,270,257	(762,464)	(2,722)	(9,304)	2,205,638	7,902,936
Redemption of operating partnership units to common stock	424	5	—	14,338	—	—	—	(14,343)	—
Allocated net income for the year	—	—	—	—	583,106	—	—	211,685	794,791
Dividends/distributions declared	—	—	—	—	(601,594)	—	—	(69,447)	(671,041)
Shares issued pursuant to stock purchase plan	6	—	—	780	—	—	—	—	780
Net activity from stock option and incentive plan	36	—	—	5,814	—	—	—	34,451	40,265
Acquisition of redeemable noncontrolling interest in property partnership	—	—	—	(1,586)	—	—	—	—	(1,586)
Sale of interests in property partnerships	—	—	—	(1,053)	—	—	—	1,053	—
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	2,705	2,705
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(170,049)	(170,049)
Dissolution of property partnership	—	—	—	—	—	—	—	(4,082)	(4,082)
Effective portion of interest rate contracts	—	—	—	—	—	—	(7,061)	(3,241)	(10,302)
Amortization of interest rate contracts	—	—	—	—	—	—	2,251	259	2,510
Reallocation of noncontrolling interest	—	—	—	17,137	—	—	—	(17,137)	—
Equity, December 31, 2015	153,580	$1,536	$200,000	$6,305,687	$(780,952)	$(2,722)	$(14,114)	$2,177,492	$7,886,927

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$799,918	$526,057	$841,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	639,542	628,573	565,397
Non-cash compensation expense	29,183	28,099	45,155
Impairment loss	—	—	8,306
Income from unconsolidated joint ventures	(22,770)	(12,769)	(75,074)
Gains on consolidation of joint ventures	—	—	(385,991)
Distributions of net cash flow from operations of unconsolidated joint ventures	8,469	7,372	32,600
Losses (gains) from investments in securities	653	(1,038)	(2,911)
Non-cash portion of interest expense	(42,271)	(39,343)	2,649
Settlement of accreted debt discount on repurchases/repayments of unsecured senior notes and unsecured exchangeable senior notes	—	(94,963)	(56,532)
Losses (gains) from early extinguishments of debt	21,837	—	(264)
Gains on sales of real estate	(375,895)	(168,039)	—
Gains on sales of real estate from discontinued operations	—	—	(112,829)
Gain on forgiveness of debt from discontinued operations	—	—	(20,182)
Impairment loss from discontinued operations	—	—	3,241
Change in assets and liabilities:
Cash held in escrows	(18,284)	3,433	315
Tenant and other receivables, net	(46,326)	12,869	(443)
Accrued rental income, net	(73,911)	(57,899)	(59,972)
Prepaid expenses and other assets	(16,877)	20,238	12,966
Accounts payable and accrued expenses	(6,310)	3,903	13,108
Accrued interest payable	26,854	(3,991)	21,302
Other liabilities	(34,005)	(57,873)	2,073
Tenant leasing costs	(90,396)	(99,076)	(56,428)
Total adjustments	(507)	169,496	(63,514)
Net cash provided by operating activities	799,411	695,553	777,926
Cash flows from investing activities:
Acquisitions of real estate	—	(4,670)	(522,900)
Construction in progress	(374,664)	(405,942)	(396,835)
Building and other capital improvements	(112,755)	(82,479)	(73,821)
Tenant improvements	(144,572)	(106,003)	(105,425)
Proceeds from sales of real estate	602,600	419,864	250,078
Proceeds from sales of real estate and sales of interests in property partnerships placed in escrow	(200,612)	(1,912,347)	—
Proceeds from sales of real estate and sales of interests in property partnerships released from escrow	634,165	1,478,794	—
Cash placed in escrow for land sale contracts	(7,111)	—	—
Cash released from escrow for land sale contracts	5,312	—	—
Cash recorded upon consolidation	—	—	79,468
Issuance of notes receivable, net	—	—	12,491
Capital contributions to unconsolidated joint ventures	(38,207)	(52,052)	—
Capital distributions from unconsolidated joint ventures	24,527	1,491	225,862
Investments in marketable securities	(667,335)	—	—
Investments in securities, net	(1,574)	(1,780)	(1,558)
Net cash used in investing activities	(280,226)	(665,124)	(532,640)

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the year ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(54,801)	(87,758)	(80,311)
Proceeds from unsecured senior notes	—	—	1,194,753
Redemption/repurchase of unsecured senior notes	—	(548,016)	—
Redemption/repurchase of unsecured exchangeable senior notes	—	(654,521)	(393,468)
Payments on capital lease obligation	(356)	—	—
Proceeds from real estate financing transaction	6,000	14,523	—
Payments on real estate financing transactions	(3,103)	(234)	—
Deferred financing costs	(1,510)	(31)	(15,195)
Net proceeds from preferred stock issuance	—	—	193,623
Net proceeds from equity transactions	799	1,923	(334)
Redemption of preferred units	(633)	(17,373)	(43,070)
Dividends and distributions	(1,226,199)	(840,264)	(451,118)
Sales of interests in property partnerships and contributions from noncontrolling interests in property partnerships	2,705	1,536,382	682,617
Acquisition of noncontrolling interest in property partnership	(108,499)	—	—
Distributions to noncontrolling interests in property partnerships	(172,949)	(37,118)	(9,624)
Net cash provided by (used in) financing activities	(1,558,546)	(632,487)	1,077,873
Net increase (decrease) in cash and cash equivalents	(1,039,361)	(602,058)	1,323,159
Cash and cash equivalents, beginning of year	1,763,079	2,365,137	1,041,978
Cash and cash equivalents, end of year	$723,718	$1,763,079	$2,365,137
Supplemental disclosures:
Cash paid for interest	$481,826	$646,516	$547,973
Interest capitalized	$34,213	$52,476	$68,152
Non-cash investing and financing activities:
Change in real estate included in accounts payable and accrued expenses	$74,985	$(1,431)	$(19,824)
Real estate and related intangibles recorded upon consolidation	$—	$—	$3,356,000
Debt recorded upon consolidation	$—	$—	$2,056,000
Working capital recorded upon consolidation	$—	$—	$177,315
Noncontrolling interests recorded upon consolidation	$—	$—	$480,861
Investment in unconsolidated joint venture eliminated upon consolidation	$—	$—	$361,808
Mortgage note payable extinguished through foreclosure	$—	$—	$25,000
Real estate transferred upon foreclosure	$—	$—	$7,508
Land improvements contributed by noncontrolling interest in property partnership	$—	$—	$4,546
Marketable securities transferred in connection with the legal defeasance of mortgage note payable	$667,335	$—	$—
Mortgage note payable legally defeased	$640,500	$—	$—
Mortgage note payable assigned in connection with the sale of real estate	$116,993	$—	$—
Dividends and distributions declared but not paid	$327,320	$882,472	$497,242
Issuance of common stock in connection with the exchange of exchangeable senior notes	$—	$—	$43,834
Conversions of noncontrolling interests to stockholders’ equity	$14,343	$2,700	$30,291
Conversion of redeemable preferred units to common units	$—	$33,306	$16,494
Issuance of restricted securities to employees and directors	$43,355	$27,445	$30,077

The accompanying notes are an integral part of these consolidated financial statements.

Management’s Report on Internal Control over
Financial Reporting
Management of Boston Properties, Inc., the sole general partner of Boston Properties Limited Partnership, is responsible for establishing and maintaining adequate internal control over financial reporting for Boston Properties Limited Partnership. Boston Properties Limited Partnership’s internal control over financial reporting is a process designed under the supervision of the principal executive officer and principal financial officer of Boston Properties, Inc. to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Boston Properties Limited Partnership’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
As of the end of Boston Properties Limited Partnership’s 2015 fiscal year, management conducted assessments of the effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2015 was effective.
Boston Properties Limited Partnership’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Boston Properties, Inc.; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Boston Properties Limited Partnership’s assets that could have a material effect on our financial statements.
The effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 113, which expresses an unqualified opinion on the effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2015.

Report of Independent Registered Public Accounting Firm

To the Partners of
Boston Properties Limited Partnership:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Properties Limited Partnership and its subsidiaries (the “Partnership”) at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Partnership changed the manner in which it accounts for discontinued operations in 2014.
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

/s/ PricewaterhouseCoopers LLP

Boston, MA
February 29, 2016

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (in thousands, except for unit amounts)
	December 31, 2015	December 31, 2014
ASSETS
Real estate, at cost	$19,061,141	$18,814,558
Less: accumulated depreciation	(3,846,816)	(3,476,321)
Total real estate	15,214,325	15,338,237
Cash and cash equivalents	723,718	1,763,079
Cash held in escrows	73,790	487,321
Investments in securities	20,380	19,459
Tenant and other receivables (net of allowance for doubtful accounts of $1,197 and $1,142, respectively)	97,865	46,595
Accrued rental income (net of allowance of $2,775 and $1,499, respectively)	754,883	691,999
Deferred charges, net	732,837	831,744
Prepaid expenses and other assets	185,118	164,432
Investments in unconsolidated joint ventures	235,224	193,394
Total assets	$18,038,140	$19,536,260
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$3,438,714	$4,309,484
Unsecured senior notes (net of discount of $10,683 and $12,296, respectively)	5,289,317	5,287,704
Unsecured line of credit	—	—
Mezzanine notes payable	308,482	309,796
Outside members' notes payable	180,000	180,000
Accounts payable and accrued expenses	274,709	243,263
Distributions payable	327,320	882,472
Accrued interest payable	190,386	163,532
Other liabilities	483,601	502,255
Total liabilities	10,492,529	11,878,506
Commitments and contingencies	—	—
Noncontrolling interests:
Redeemable interest in property partnership	—	104,692
Redeemable partnership units—0 and 12,667 series four preferred units outstanding at redemption value at December 31, 2015 and December 31, 2014, respectively	—	633
Redeemable partnership units—16,097,473 and 16,453,670 common units and 1,831,714 and 1,496,799 long term incentive units outstanding at redemption value at December 31, 2015 and December 31, 2014, respectively	2,286,689	2,310,046
Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at December 31, 2015 and December 31, 2014	193,623	193,623
Boston Properties Limited Partnership partners’ capital—1,715,092 and 1,710,644 general partner units and 151,864,874 and 151,403,301 limited partner units outstanding at December 31, 2015 and December 31, 2014, respectively	3,490,899	3,446,293
Noncontrolling interests in property partnerships	1,574,400	1,602,467
Total capital	5,258,922	5,242,383
Total liabilities and capital	$18,038,140	$19,536,260
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF OPERATIONS
	For the year ended December 31,
	2015	2014	2013
	(in thousands, except for per unit amounts)
Revenue
Rental
Base rent	$1,964,732	$1,886,339	$1,675,412
Recoveries from tenants	355,508	339,365	292,944
Parking and other	101,981	102,593	97,158
Total rental revenue	2,422,221	2,328,297	2,065,514
Hotel revenue	46,046	43,385	40,330
Development and management services	22,554	25,316	29,695
Total revenue	2,490,821	2,396,998	2,135,539
Expenses
Operating
Rental	872,252	835,290	742,956
Hotel	32,084	29,236	28,447
General and administrative	96,319	98,937	115,329
Transaction costs	1,259	3,140	1,744
Impairment loss	—	—	4,401
Depreciation and amortization	631,549	620,064	552,589
Total expenses	1,633,463	1,586,667	1,445,466
Operating income	857,358	810,331	690,073
Other income (expense)
Income from unconsolidated joint ventures	22,770	12,769	75,074
Gains on consolidation of joint ventures	—	—	385,991
Interest and other income	6,777	8,765	8,310
Gains (losses) from investments in securities	(653)	1,038	2,911
Interest expense	(432,196)	(455,743)	(446,880)
(Losses) gains from early extinguishments of debt	(22,040)	(10,633)	122
Income from continuing operations	432,016	366,527	715,601
Discontinued operations
Income from discontinued operations	—	—	8,022
Gains on sales of real estate from discontinued operations	—	—	115,459
Gain on forgiveness of debt from discontinued operations	—	—	20,736
Impairment loss from discontinued operations	—	—	(2,852)
Income before gains on sales of real estate	432,016	366,527	856,966
Gains on sales of real estate	377,093	174,686	—
Net income	809,109	541,213	856,966
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(149,855)	(30,561)	(1,347)
Noncontrolling interest—redeemable preferred units	(6)	(1,023)	(6,046)
Net income attributable to Boston Properties Limited Partnership	659,248	509,629	849,573
Preferred distributions	(10,500)	(10,500)	(8,057)
Net income attributable to Boston Properties Limited Partnership common unitholders	$648,748	$499,129	$841,516
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Income from continuing operations	$3.79	$2.93	$4.14
Discontinued operations	—	—	0.83
Net income	$3.79	$2.93	$4.97
Weighted average number of common units outstanding	171,139	170,453	169,126
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Income from continuing operations	$3.78	$2.92	$4.14
Discontinued operations	—	—	0.83
Net income	$3.78	$2.92	$4.97
Weighted average number of common and common equivalent units outstanding	171,512	170,672	169,446
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	For the year ended December 31,
	2015	2014	2013
	(in thousands)
Net income	$809,109	$541,213	$856,966
Other comprehensive income (loss):
Effective portion of interest rate contracts	(10,302)	—	—
Amortization of interest rate contracts (1)	2,510	2,508	2,513
Other comprehensive income (loss)	(7,792)	2,508	2,513
Comprehensive income	801,317	543,721	859,479
Comprehensive income attributable to noncontrolling interests	(147,433)	(31,584)	(7,393)
Comprehensive income attributable to Boston Properties Limited Partnership	$653,884	$512,137	$852,086
_______________

(1)	Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership's Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013
(in thousands)

Total Partners’ Capital

Balance at December 31, 2012	$3,330,605
Contributions	626,568
Net income allocable to general and limited partner units	765,337
Distributions	(748,378)
Other comprehensive income	2,261
Unearned compensation	5,002
Conversion of redeemable partnership units	30,291
Adjustment to reflect redeemable partnership units at redemption value	175,485
Balance at December 31, 2013	4,187,171
Contributions	652,692
Net income allocable to general and limited partner units	458,767
Distributions	(1,097,523)
Other comprehensive income	2,252
Unearned compensation	3,298
Conversion of redeemable partnership units	2,700
Adjustment to reflect redeemable partnership units at redemption value	(569,441)
Balance at December 31, 2014	3,639,916
Contributions	4,071
Acquisition of redeemable noncontrolling interest in property partnership	(1,586)
Net income allocable to general and limited partner units	592,297
Distributions	(601,594)
Other comprehensive loss	(4,810)
Unearned compensation	1,470
Conversion of redeemable partnership units	14,343
Adjustment to reflect redeemable partnership units at redemption value	40,415
Balance at December 31, 2015	$3,684,522

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$809,109	$541,213	$856,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	631,549	620,064	557,349
Non-cash compensation expense	29,183	28,099	45,155
Impairment loss	—	—	4,401
Income from unconsolidated joint ventures	(22,770)	(12,769)	(75,074)
Gains on consolidation of joint ventures	—	—	(385,991)
Distributions of net cash flow from operations of unconsolidated joint ventures	8,469	7,372	32,600
Losses (gains) from investments in securities	653	(1,038)	(2,911)
Non-cash portion of interest expense	(42,271)	(39,343)	2,649
Settlement of accreted debt discount on repurchases/repayments of unsecured senior notes and unsecured exchangeable senior notes	—	(94,963)	(56,532)
Losses (gains) from early extinguishments of debt	21,837	—	(264)
Gains on sales of real estate	(377,093)	(174,686)	—
Gains on sales of real estate from discontinued operations	—	—	(115,459)
Gain on forgiveness of debt from discontinued operations	—	—	(20,736)
Impairment loss from discontinued operations	—	—	2,852
Change in assets and liabilities:
Cash held in escrows	(18,284)	3,433	315
Tenant and other receivables, net	(46,326)	12,869	(443)
Accrued rental income, net	(73,911)	(57,899)	(59,972)
Prepaid expenses and other assets	(16,877)	20,238	12,966
Accounts payable and accrued expenses	(6,310)	3,903	13,108
Accrued interest payable	26,854	(3,991)	21,302
Other liabilities	(34,005)	(57,873)	2,073
Tenant leasing costs	(90,396)	(99,076)	(56,428)
Total adjustments	(9,698)	154,340	(79,040)
Net cash provided by operating activities	799,411	695,553	777,926
Cash flows from investing activities:
Acquisitions of real estate	—	(4,670)	(522,900)
Construction in progress	(374,664)	(405,942)	(396,835)
Building and other capital improvements	(112,755)	(82,479)	(73,821)
Tenant improvements	(144,572)	(106,003)	(105,425)
Proceeds from sales of real estate	602,600	419,864	250,078
Proceeds from sales of real estate and sales of interests in property partnerships placed in escrow	(200,612)	(1,912,347)	—
Proceeds from sales of real estate and sales of interests in property partnerships released from escrow	634,165	1,478,794	—
Cash placed in escrow for land sale contracts	(7,111)	—	—
Cash released from escrow for land sale contracts	5,312	—	—
Cash recorded upon consolidation	—	—	79,468
Issuance of notes receivable, net	—	—	12,491
Capital contributions to unconsolidated joint ventures	(38,207)	(52,052)	—
Capital distributions from unconsolidated joint ventures	24,527	1,491	225,862
Investments in marketable securities	(667,335)	—	—
Investments in securities, net	(1,574)	(1,780)	(1,558)
Net cash used in investing activities	(280,226)	(665,124)	(532,640)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(54,801)	(87,758)	(80,311)
Proceeds from unsecured senior notes	—	—	1,194,753
Redemption/repurchase of unsecured senior notes	—	(548,016)	—
Redemption/repurchase of unsecured exchangeable senior notes	—	(654,521)	(393,468)
Payments on capital lease obligation	(356)	—	—
Proceeds from real estate financing transaction	6,000	14,523	—
Payments on real estate financing transactions	(3,103)	(234)	—
Deferred financing costs	(1,510)	(31)	(15,195)
Net proceeds from preferred units issuance	—	—	193,623
Net proceeds from equity transactions	799	1,923	(334)
Redemption of preferred units	(633)	(17,373)	(43,070)
Distributions	(1,226,199)	(840,264)	(451,118)
Sales of interests in property partnerships and contributions from noncontrolling interests in property partnerships	2,705	1,536,382	682,617
Acquisition of noncontrolling interest in property partnership	(108,499)	—	—
Distributions to noncontrolling interests in property partnerships	(172,949)	(37,118)	(9,624)
Net cash provided by (used in) financing activities	(1,558,546)	(632,487)	1,077,873
Net increase (decrease) in cash and cash equivalents	(1,039,361)	(602,058)	1,323,159
Cash and cash equivalents, beginning of year	1,763,079	2,365,137	1,041,978
Cash and cash equivalents, end of year	$723,718	$1,763,079	$2,365,137
Supplemental disclosures:
Cash paid for interest	$481,826	$646,516	$547,973
Interest capitalized	$34,213	$52,476	$68,152
Non-cash investing and financing activities:
Change in real estate included in accounts payable and accrued expenses	$74,985	$(1,431)	$(19,824)
Real estate and related intangibles recorded upon consolidation	$—	$—	$3,356,000
Debt recorded upon consolidation	$—	$—	$2,056,000
Working capital recorded upon consolidation	$—	$—	$177,315
Noncontrolling interests recorded upon consolidation	$—	$—	$480,861
Investment in unconsolidated joint venture eliminated upon consolidation	$—	$—	$361,808
Mortgage note payable extinguished through foreclosure	$—	$—	$25,000
Real estate transferred upon foreclosure	$—	$—	$7,508
Land improvements contributed by noncontrolling interest in property partnership	$—	$—	$4,546
Marketable securities transferred in connection with the legal defeasance of mortgage note payable	$667,335	$—	$—
Mortgage note payable legally defeased	$640,500	$—	$—
Mortgage note payable assigned in connection with the sale of real estate	$116,993	$—	$—
Distributions declared but not paid	$327,320	$882,472	$497,242
Issuance of common stock in connection with the exchange of exchangeable senior notes	$—	$—	$43,834
Conversions of redeemable partnership units to partners’ capital	$14,343	$2,700	$30,291
Conversion of redeemable preferred units to common units	$—	$33,306	$16,494
Issuance of restricted securities to employees and directors	$43,355	$27,445	$30,077

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Boston Properties, Inc., a Delaware corporation, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership and at December 31, 2015 owned an approximate 89.5% (89.5% at December 31, 2014) general and limited partnership interest in Boston Properties Limited Partnership. Unless stated otherwise or the context requires, the “Company” refers to Boston Properties, Inc. and its subsidiaries, including Boston Properties Limited Partnership, its operating partnership, and its consolidated subsidiaries. Partnership interests in Boston Properties Limited Partnership are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2012, Boston Properties Limited Partnership issued LTIP Units in connection with the granting to employees of outperformance awards (also referred to as “2012 OPP Units”). On February 6, 2015, the measurement period for Boston Properties Limited Partnership’s 2012 OPP Unit awards expired and Boston Properties, Inc.’s total stockholder return (“TSR”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the 2012 OPP Unit awards (See Note 17). In February 2013, February 2014 and February 2015, Boston Properties, Inc. issued LTIP Units in connection with the granting to employees of multi-year, long-term incentive program (“MYLTIP”) awards (also referred to as “2013 MYLTIP Units,” “2014 MYLTIP Units” and “2015 MYLTIP Units,” respectively, and collectively as “MYLTIP Units”). Because the rights, preferences and privileges of MYLTIP Units differ from other LTIP Units granted to employees as part of the annual compensation process (including, as of February 6, 2015, the 2012 OPP Units), unless specifically noted otherwise, all references to LTIP Units exclude MYLTIP Units when and until they are earned (See Notes 11, 17 and 20).
Unless specifically noted otherwise, all references to OP Units exclude units held by Boston Properties, Inc. A holder of an OP Unit may present such OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership is obligated to redeem such OP Unit for cash equal to the value of a share of common stock of Boston Properties, Inc. (“Common Stock”) at such time. In lieu of a cash redemption, Boston Properties, Inc. may elect to acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that Boston Properties, Inc. owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. At the time of an award, LTIP Units do not have full economic parity with OP Units or Common Stock, but can achieve parity over time upon the occurrence of specified events in accordance with partnership tax rules. LTIP Units, whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Note 12).
At December 31, 2015, there was one series of Preferred Units outstanding (i.e., Series B Preferred Units). The Series B Preferred Units were issued to Boston Properties, Inc. in connection with its issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to Boston Properties Limited Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 12).
Properties
At December 31, 2015, the Company owned or had interests in a portfolio of 168 commercial real estate properties (the “Properties”) aggregating approximately 46.5 million net rentable square feet, including eleven properties under construction/redevelopment totaling approximately 4.6 million net rentable square feet. At December 31, 2015, the Properties consist of:

•	158 office properties, including 127 Class A office properties (including nine properties under construction/redevelopment) and 31 Office/Technical properties;

•	one hotel;

•	five retail properties; and

•	four residential properties (including two properties under construction)
The Company owns or controls undeveloped land parcels totaling approximately 457.1 acres.

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
Basis of Presentation
Boston Properties, Inc. does not have any other significant assets, liabilities or operations, other than its investment in Boston Properties Limited Partnership, nor does it have employees of its own. Boston Properties Limited Partnership, not Boston Properties, Inc., generally executes all significant business relationships other than transactions involving securities of Boston Properties, Inc. All majority-owned subsidiaries and joint ventures over which the Company has financial and operating control and variable interest entities (“VIEs”) in which the Company has determined it is the primary beneficiary are included in the consolidated financial statements. At December 31, 2015 and 2014, the Company did not have any VIEs. All significant intercompany balances and transactions have been eliminated in consolidation. The Company accounts for all other unconsolidated joint ventures using the equity method of accounting. Accordingly, the Company’s share of the earnings of these joint ventures and companies is included in consolidated net income.
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

Guidance in Accounting Standards Codification (“ASC”) 360 “Property Plant and Equipment” (“ASC 360”) requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and the Company will not have significant continuing involvement following the sale. The components of the property’s net income that are reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). The Company generally considers assets to be “held for sale” when the transaction has been approved by Boston Properties, Inc.’s Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that a sale of the property within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets, and the asset is written down to the lower of carrying value or fair market value, less cost to sell. On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and the Company early adopted ASU 2014-08 during the first quarter of 2014. The Company’s adoption of ASU 2014-08 resulted in the operating results and gains on sales of real estate from operating properties sold during the years ended December 31, 2015 and 2014 not being reflected within Discontinued Operations in the Company’s Consolidated Statements of Operations (See Note 3).
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
The capitalized costs include pre-construction costs necessary to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company begins the capitalization of costs during the pre-construction period which it defines as activities that are necessary to the development of the property. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed, (2) occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction or (3) if activities necessary for the development of the property have been suspended. Interest costs capitalized for the years ended December 31, 2015, 2014 and 2013 were $34.2 million, $52.5 million and $68.2 million, respectively. Salaries and related costs capitalized for the years ended December 31, 2015, 2014 and 2013 were $10.4 million, $8.5 million and $7.7 million, respectively.
Expenditures for repairs and maintenance are charged to operations as incurred. Significant betterments are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.
The Company computes depreciation and amortization on properties using the straight-line method based on estimated useful asset lives. In accordance with ASC 805 “Business Combinations,” the Company allocates the acquisition cost of real estate to its components and depreciates or amortizes these assets (or liabilities) over their useful lives. The amortization of acquired “above-” and “below-market” leases and acquired in-place leases is recorded as an adjustment to revenue and depreciation and amortization, respectively, in the Consolidated Statements of Operations.
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
Cash Held in Escrows
Escrows include amounts established pursuant to various agreements for security deposits, property taxes, insurance and other costs. Escrows also include cash held by qualified intermediaries for possible investments in like-kind exchanges in accordance with Section 1031 of the Internal Revenue Code in connection with sales of the Company’s properties.
Investments in Securities
The Company accounts for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. The Company maintains a deferred compensation plan that is designed to allow officers of Boston Properties, Inc. to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2015 and 2014, the Company had maintained approximately $20.4 million and $19.5 million, respectively, in a separate account, which is not restricted as to its use. The Company recognized gains (losses) of approximately $(0.7) million, $1.0 million and $2.9 million on its investments in the account associated with the Company’s deferred compensation plan during the years ended December 31, 2015, 2014 and 2013, respectively.
Tenant and Other Receivables
Tenant and other accounts receivable, other than accrued rents receivable, are expected to be collected within one year.
Deferred Charges
Deferred charges include leasing costs and financing fees. Leasing costs include acquired intangible in-place lease values and direct and incremental fees and costs incurred in the successful negotiation of leases, including brokerage, legal, internal leasing employee salaries and other costs which have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Internal leasing salaries and related costs capitalized for the years ended December 31, 2015, 2014 and 2013 were $5.5 million, $6.0 million and $5.1 million, respectively. External fees and costs incurred to obtain long-term financing have been deferred and are being amortized over the terms of the respective loans and are included within interest expense. Unamortized financing and leasing costs are charged to expense upon the early repayment or significant modification of the financing or upon the early termination of the lease, respectively. Fully amortized deferred charges are removed from the books upon the expiration of the lease or maturity of the debt.
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
Accounts of the consolidated entity are included in the accounts of the Company and the noncontrolling interest is reflected on the Consolidated Balance Sheets as a component of equity or in temporary equity between liabilities and equity. Investments in unconsolidated joint ventures are recorded initially at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the life of the related asset. Under the equity method of accounting, the net equity investment of the Company is reflected within the Consolidated Balance Sheets, and the Company’s share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, the Company’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. The Company may account for cash distributions in excess of its investment in an unconsolidated joint venture as income when the Company is not the general partner in a limited partnership and when the Company has neither the requirement nor the intent to provide financial support to the joint venture. The Company’s investments in unconsolidated joint ventures are reviewed for impairment periodically and the Company records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. The Company will record an impairment charge if it determines that a decline in the value below the carrying value of an investment in an unconsolidated joint venture is other-than-temporary.
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
The combined summarized financial information of the unconsolidated joint ventures is disclosed in Note 5.
Revenue Recognition
In general, the Company commences rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. Contractual rental revenue is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenue by approximately $80.0 million, $63.1 million and $65.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, as the revenue recorded exceeded amounts billed. Accrued rental income, as reported on the Consolidated Balance Sheets, represents cumulative rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements. The Company maintains an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. The Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectability differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The credit risk is mitigated by the high quality of the Company’s existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of the Company’s portfolio to identify potential problem tenants.
In accordance with ASC 805, the Company recognizes acquired in-place “above-” and “below-market” leases at their fair values as rental revenue over the original term of the respective leases. The impact of the acquired in-place “above-” and “below-market” leases increased revenue by approximately $35.9 million, $48.3 million and $28.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. The following table summarizes the scheduled amortization of the Company’s acquired “above-” and “below-market” lease intangibles for each of the five succeeding years (in thousands). Accrued rental income as reported on the Consolidated Balance Sheets represents rental income recognized in excess of rent payments actually received pursuant to the terms of the individual lease agreements.

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2016	$14,210	$43,809
2017	11,756	33,112
2018	8,637	31,272
2019	7,106	26,434
2020	5,400	9,852

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
Ground Leases
The Company has non-cancelable ground lease obligations with various initial term expiration dates through 2114. The Company recognizes ground rent expense on a straight-line basis over the terms of the respective ground lease agreements. The future contractual minimum lease payments to be made by the Company as of December 31, 2015, under non-cancelable ground leases which expire on various dates through 2114, are as follows:

Years Ending December 31,	(in thousands)
2016	$15,188
2017	30,658
2018	11,507
2019	9,693
2020	9,870
Thereafter	594,701

The table includes the Company’s 99-year ground and air rights lease related to its 200 Clarendon Street property’s adjacent 100 Clarendon Street garage and Back Bay Station concourse level. The Company expects to incur the remaining contractual ground lease payments aggregating approximately $28.9 million over the next three years with no payments thereafter. The Company is recognizing these amounts on a straight-line basis over the 99-year term of the ground and air rights lease (See Note 3).
Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders, as adjusted for undistributed earnings (if any) of certain securities issued by Boston Properties Limited Partnership, by the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS reflects the potential dilution that could occur from shares issuable in connection with awards under stock-based compensation plans, including upon the exercise of stock options, and securities of Boston Properties Limited Partnership that are exchangeable for Common Stock.

Earnings Per Common Unit
Basic earnings per common unit is computed by dividing net income available to common unitholders, as adjusted for undistributed earnings (if any) of certain securities issued by Boston Properties Limited Partnership, by the weighted average number of common units outstanding during the year. Diluted earnings per common unit reflects the potential dilution that could occur from units issuable in connection with awards under Boston Properties, Inc.’s stock-based compensation plans, including upon the exercise of stock options, and conversion of preferred units of Boston Properties Limited Partnership.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, marketable securities, escrows, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments.
The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. Boston Properties Limited Partnership determines the fair value of its unsecured senior notes using market prices. The inputs used in determining the fair value of Boston Properties Limited Partnership’s unsecured senior notes is categorized at a level 1 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that it uses quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized at a level 2 basis if trading volumes are low. The Company determines the fair value of its mortgage notes payable using discounted cash flow analyses by discounting the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt based on current market rates for similar securities. In determining the current market rates, the Company adds its estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. The inputs used in determining the fair value of the Company’s mortgage notes payable and mezzanine notes payable are categorized at a level 3 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that the Company considers the rates used in the valuation techniques to be unobservable inputs.
Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage notes payable	$3,438,714	$3,503,746	$4,309,484	$4,449,541
Mezzanine notes payable	308,482	306,103	309,796	306,156
Unsecured senior notes	5,289,317	5,547,738	5,287,704	5,645,819
Total	$9,036,513	$9,357,587	$9,906,984	$10,401,516
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
Stock-Based Employee Compensation Plans
At December 31, 2015, the Company has a stock-based employee compensation plan. Effective January 1, 2005, the Company adopted early ASC 718 “Compensation – Stock Compensation” (“ASC 718”), which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified previous guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include such items as depreciation and allowances for doubtful accounts. Actual results could differ from those estimates.
Recent Accounting Pronouncements
On April 10, 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and the Company early adopted ASU 2014-08 during the first quarter of 2014. The Company’s adoption of ASU 2014-08 resulted in the operating results and gains on sales of real estate from the operating properties sold during the years ended December 31, 2015 and 2014 not being reflected as Discontinued Operations in the Company’s Consolidated Statements of Operations (See Note 3).
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. The Company expects that its consolidated joint ventures will be considered VIEs thus requiring additional disclosures beginning in the first quarter of 2016. The adoption of ASU 2015-02 will not have a material impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and shall be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Early adoption was permitted for financial statements that have not been previously issued. The adoption of ASU 2015-03 will not have a material impact on the Company’s consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for fiscal years beginning October 1, 2018. Early application is permitted. The Company is currently assessing the potential impact that the adoption of ASU 2016-01 will have on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating land lease arrangements for which it is the lessee. ASU 2016-02 supersedes previous leasing standards. ASU 2016-02 is effective for the Company for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the potential impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.
Boston Properties, Inc.
Equity Offering Costs
Underwriting commissions and offering costs have been reflected as a reduction of additional paid-in capital.
Treasury Stock
Boston Properties, Inc.’s share repurchases are reflected as treasury stock utilizing the cost method of accounting and are presented as a reduction to consolidated stockholders’ equity.
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
The tax treatment of common dividends per share for federal income tax purposes is as follows:

	For the year ended December 31,
	2015			2014			2013
	Per Share		%	Per Share		%	Per Share		%
Ordinary income	$2.34		57.97%	$—		—%	$2.31		48.71%
Capital gain income	1.70		42.03%	6.82		100.00%	2.44		51.29%
Total	$4.04	(1)	100.00%	$6.82	(2)	100.00%	$4.75	(3)	100.00%
 _____________

(1)
The fourth quarter 2015 dividend of $1.90 per common share consists of a $1.25 per common share special dividend and a $0.65 per common share regular quarterly dividend, approximately $1.35 per common share was allocable to 2015 and approximately $0.55 per common share is allocable to 2016.

(2)
The fourth quarter 2014 dividend of $5.15 per common share consists of a $4.50 per common share special dividend and a $0.65 per common share regular quarterly dividend, approximately $4.41 per common share was allocable to 2014 and approximately $0.74 per common share is allocable to 2015.

(3)
The fourth quarter 2013 dividend of $2.90 per common share consists of a $2.25 per common share special dividend and a $0.65 per common share regular quarterly dividend, approximately $2.44 per common share was allocable to 2013 and approximately $0.46 per common share is allocable to 2014.

Income Taxes
Boston Properties, Inc. has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 1997. As a result, it generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income (with certain adjustments). Boston Properties, Inc.’s policy is to distribute at least 100% of its taxable income. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to Boston Properties, Inc.’s consolidated taxable REIT subsidiaries. Boston Properties, Inc.’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. Boston Properties, Inc. has no uncertain tax positions recognized as of December 31, 2015 and 2014.
The Company owns a hotel property which is managed through a taxable REIT subsidiary. The hotel taxable REIT subsidiary, a wholly owned subsidiary of Boston Properties Limited Partnership, is the lessee pursuant to the lease for the hotel property. As lessor, Boston Properties Limited Partnership is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, Boston Properties, Inc. has recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013.

The net difference between the tax basis and the reported amounts of Boston Properties, Inc.’s assets and liabilities is approximately $1.6 billion and $2.2 billion as of December 31, 2015 and 2014, respectively, which is primarily related to the difference in basis of contributed property and accrued rental income.
Certain entities included in Boston Properties, Inc.’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.
The following table reconciles GAAP net income attributable to Boston Properties, Inc. to taxable income:

	For the year ended December 31,
	2015	2014		2013
	(in thousands)
Net income attributable to Boston Properties, Inc.	$583,106	$443,611		$749,811
Straight-line rent and net “above-” and “below-market” rent adjustments	(92,483)	(91,733)		(74,445)
Book/Tax differences from depreciation and amortization	307,115	239,681		170,370
Book/Tax differences from interest expense	(43,349)	(43,148)		(7,912)
Book/Tax differences on gains/(losses) from capital transactions	(74,482)	943,778	(1)	(124,413)
Book/Tax differences from stock-based compensation	22,008	32,483		42,146
Tangible Property Regulations (2)	(74,887)	(442,650)		—
Other book/tax differences, net	(15,259)	(7,945)		(4,885)
Taxable income	$611,769	$1,074,077		$750,672
__________

(1)
Consists primarily of the gain on sale of real estate for tax purposes related to the October 2014 sale by the Company of a 45% interest in each of 601 Lexington Avenue in New York City and Atlantic Wharf Office Building and 100 Federal Street in Boston, which was accounted for as an equity transaction for GAAP purposes with no gain on sale of real estate recognized.

(2)
In September 2013, the Internal Revenue Service released final Regulations governing when taxpayers like Boston Properties, Inc. must capitalize and depreciate costs for acquiring, maintaining, repairing and replacing tangible property and when taxpayers can deduct such costs.  These final Regulations were effective for tax years beginning on or after January 1, 2014.  These Regulations permitted Boston Properties, Inc. to deduct certain types of expenditures that were previously required to be capitalized.  The Regulations also allowed Boston Properties, Inc. to make a one-time election in 2014 to immediately deduct certain amounts that were capitalized in previous years that are not required to be capitalized under the new Regulations. The one-time deduction included above totaled approximately $385.6 million for the year ended December 31, 2014.

Boston Properties Limited Partnership
Income Taxes
The partners are required to report their respective share of Boston Properties Limited Partnership’s taxable income or loss on their respective tax returns and are liable for any related taxes thereon. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to Boston Properties Limited Partnership's consolidated taxable REIT subsidiaries. Boston Properties Limited Partnership’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. Boston Properties Limited Partnership has no uncertain tax positions recognized as of December 31, 2015 and 2014.
The Company owns a hotel property which is managed through a taxable REIT subsidiary. The hotel taxable REIT subsidiary, a wholly owned subsidiary Boston Properties Limited Partnership, is the lessee pursuant to the lease for the hotel property. As lessor, Boston Properties Limited Partnership is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, Boston Properties Limited Partnership has recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013.
The net difference between the tax basis and the reported amounts of Boston Properties Limited Partnership’s assets and liabilities is approximately $2.6 billion and $1.4 billion as of December 31, 2015 and 2014, respectively, which is primarily related to the difference in basis of contributed property and accrued rental income.

Certain entities included in Boston Properties Limited Partnership’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.
The following table reconciles GAAP net income attributable to Boston Properties Limited Partnership to taxable income:

	For the year ended December 31,
	2015	2014		2013
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$659,248	$509,629		$849,573
Straight-line rent and net “above-” and “below-market” rent adjustments	(103,227)	(102,319)		(82,904)
Book/Tax differences from depreciation and amortization	329,629	253,590		174,384
Book/Tax differences from interest expense	(48,385)	(48,128)		(8,811)
Book/Tax differences on gains/(losses) from capital transactions	(67,602)	1,065,518	(1)	(138,300)
Book/Tax differences from stock-based compensation	24,565	36,232		46,935
Tangible Property Regulations (2)	(83,587)	(493,731)		—
Other book/tax differences, net	(14,561)	(11,403)		8,589
Taxable income	$696,080	$1,209,388		$849,466
__________

(1)
Consists primarily of the gain on sale of real estate for tax purposes related to the October 2014 sale by the Company of a 45% interest in each of 601 Lexington Avenue in New York City and Atlantic Wharf Office Building and 100 Federal Street in Boston, which was accounted for as an equity transaction for GAAP purposes with no gain on sale of real estate recognized.

(2)
In September 2013, the Internal Revenue Service released final Regulations governing when taxpayers like Boston Properties Limited Partnership must capitalize and depreciate costs for acquiring, maintaining, repairing and replacing tangible property and when taxpayers can deduct such costs.  These final Regulations were effective for tax years beginning on or after January 1, 2014.  These Regulations permitted Boston Properties Limited Partnership to deduct certain types of expenditures that were previously required to be capitalized.  The Regulations also allowed Boston Properties Limited Partnership to make a one-time election in 2014 to immediately deduct certain amounts that were capitalized in previous years that are not required to be capitalized under the new Regulations.  The one-time deduction included above totaled approximately $430.1 million for the year ended December 31, 2014.

3. Real Estate
Boston Properties, Inc.
Real estate consisted of the following at December 31 (in thousands):

	2015	2014
Land	$4,806,021	$4,785,772
Land held for future development	252,195	268,114
Buildings and improvements	11,709,285	11,666,105
Tenant improvements	1,920,247	1,752,115
Furniture, fixtures and equipment	29,852	27,986
Construction in progress	763,935	736,311
Total	19,481,535	19,236,403
Less: Accumulated depreciation	(3,925,894)	(3,547,659)
	$15,555,641	$15,688,744

Boston Properties Limited Partnership
Real estate consisted of the following at December 31 (in thousands):

	2015	2014
Land	$4,700,793	$4,680,181
Land held for future development	252,195	268,114
Buildings and improvements	11,394,119	11,349,851
Tenant improvements	1,920,247	1,752,115
Furniture, fixtures and equipment	29,852	27,986
Construction in progress	763,935	736,311
Total	19,061,141	18,814,558
Less: Accumulated depreciation	(3,846,816)	(3,476,321)
	$15,214,325	$15,338,237
Ground and Air Rights Lease
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
On September 10, 2015, the Company partially placed in-service The Point (formerly 99 Third Avenue), a retail project with approximately 16,000 net rentable square feet of retail space located in Waltham, Massachusetts. This project was completed and fully placed in-service on November 1, 2015.
On November 1, 2015, the Company completed and fully placed in-service 535 Mission Street, a Class A office project with approximately 307,000 net rentable square feet located in San Francisco, California.
On December 2, 2015, the Company completed and fully placed in-service 690 Folsom Street, an office and retail project with approximately 26,000 net rentable square feet located in San Francisco, California.
Dispositions
On February 19, 2015, the Company completed the sale of a parcel of land within its Washingtonian North property located in Gaithersburg, Maryland for a gross sale price of $8.7 million. Net cash proceeds totaled approximately $8.4 million, resulting in a gain on sale of real estate totaling approximately $3.5 million. The parcel contains approximately 8.5 acres of the Company’s approximately 27 acre property.

On March 17, 2015, the Company completed the sale of its Residences on The Avenue property located in Washington, DC for a gross sale price of $196.0 million. Net cash proceeds totaled approximately $192.5 million, resulting in a gain on sale of real estate totaling approximately $91.4 million. The Company has agreed to provide net operating income support of up to $6.0 million if the property’s net operating income fails to achieve certain thresholds. This amount has been recorded as a reduction to the gain on sale. The Residences on The Avenue is comprised of 335 apartment units and approximately 50,000 net rentable square feet of retail space, subject to a ground lease that expires on February 1, 2068. The Residences on The Avenue contributed approximately $1.1 million of net income to the Company for the period from January 1, 2015 through March 16, 2015 and $2.7 million and $4.4 million for the years ended December 31, 2014 and 2013, respectively.
On September 18, 2015, a consolidated entity in which the Company has a 50% interest completed the sale of its 505 9th Street, N.W. property located in Washington, DC for approximately $318.0 million, including the assumption by the buyer of approximately $117.0 million of mortgage indebtedness (See Note 6).  505 9th Street, N.W. is an approximately 322,000 net rentable square foot Class A office building. Net cash proceeds totaled approximately $194.6 million, of which the Company’s share was approximately $97.3 million. The Company recognized a gain on sale of real estate totaling approximately $199.5 million and $199.7 million for Boston Properties, Inc. and Boston Properties Limited Partnership, respectively, of which approximately $101.1 million was allocated to the outside partners and is included within Noncontrolling Interests in Property Partnerships in the Company’s Consolidated Statements of Operations (See Note 11). 505 9th Street, N.W. contributed approximately $2.3 million of net income to the Company for the period from January 1, 2015 through September 17, 2015 and $2.3 million and $1.9 million of net income for the years ended December 31, 2014 and 2013, respectively.
On October 1, 2015, the Company completed the sale of an additional parcel of land within its Washingtonian North property located in Gaithersburg, Maryland for a gross sale price of approximately $13.3 million. Net cash proceeds, which included reimbursements for certain infrastructure costs, totaled approximately $13.8 million, resulting in a gain on sale of real estate totaling approximately $2.0 million. The parcel sold consisted of approximately 5.8 acres of the Company’s remaining approximately 18.3 acre property.
On December 17, 2015, the Company completed the sale of its Innovation Place property for a gross sale price of $207.0 million. Net cash proceeds totaled approximately $199.3 million, resulting in a gain on sale of real estate totaling approximately $79.1 million and $80.1 million for Boston Properties, Inc. and Boston Properties Limited Partnership, respectively. Innovation Place, located in San Jose, California, is a 26-acre site with one occupied and three vacant existing office buildings and a total of approximately 574,000 square feet (approximately 463,000 square feet of which are vacant) located at 3100-3130 Zanker Road. The remainder of the site is currently used for 1,699 surface parking spaces, but the land supports an additional 537,000 square feet of office/R&D development and two parking structures with a total of approximately 3,000 parking spaces. Innovation Place contributed approximately $3.5 million of net loss to the Company for the period from January 1, 2015 through December 16, 2015 and $(3.1) million and $0.4 million of net income (loss) for the years ended December 31, 2014 and 2013, respectively.
The Company did not have any dispositions during the years ended December 31, 2015 and 2014 that qualified for discontinued operations presentation subsequent to its adoption of ASU 2014-08. The following table summarizes the income from discontinued operations related to One Preserve Parkway, 10 & 20 Burlington Mall Road, 1301 New York Avenue, 303 Almaden Boulevard and Montvale Center and the related gains on sales of real estate, gain on forgiveness of debt and impairment loss for the year ended December 31, 2013:

Boston Properties, Inc.

For the year ended December 31, 2013
(in thousands)
Total revenue	$20,138
Expenses
Operating	6,996
Depreciation and amortization	4,760
Total expenses	11,756
Operating income	8,382
Other expense
Interest expense	360
Income from discontinued operations	$8,022
Noncontrolling interest in income from discontinued operations – common units of the Operating Partnership	(803)
Income from discontinued operations attributable to Boston Properties, Inc.	$7,219
Gains on sales of real estate from discontinued operations	$112,829
Gain on forgiveness of debt from discontinued operations	20,182
Impairment loss from discontinued operations	(3,241)
Noncontrolling interest in gains on sales of real estate, gain on forgiveness of debt and impairment loss from discontinued operations – common units of the Operating Partnership	(13,348)
Gains on sales of real estate, gain on forgiveness of debt and impairment loss from discontinued operations attributable to Boston Properties, Inc.	$116,422
Boston Properties Limited Partnership

For the year ended December 31, 2013
(in thousands)
Total revenue	$20,138
Expenses
Operating	6,996
Depreciation and amortization	4,760
Total expenses	11,756
Operating income	8,382
Other expense
Interest expense	360
Income from discontinued operations attributable to Boston Properties Limited Partnership	$8,022
Gains on sales of real estate from discontinued operations attributable to Boston Properties Limited Partnership	$115,459
Gain on forgiveness of debt from discontinued operations attributable to Boston Properties Limited Partnership	$20,736
Impairment loss from discontinued operations attributable to Boston Properties Limited Partnership	$(2,852)

Prior Year Acquisitions Included in Pro Forma Information
The accompanying unaudited pro forma information for the year ended December 31, 2013 is presented as if the operating property acquisitions of (1) Mountain View Research Park and Mountain View Technology Park on April 10, 2013 and the approximately $26.5 million gain on consolidation and (2) 767 Fifth Avenue (the General Motors Building) on May 31, 2013 and the approximately $359.5 million gain on consolidation, had occurred on January 1, 2012. This unaudited pro forma information is based upon the historical consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and notes thereto. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods. Additional information for these transactions are provided below.
Boston Properties, Inc.

Pro Forma (Unaudited)	Year ended December 31, 2013
(in thousands, except per share data)
Total revenue	$2,257,098
Income from continuing operations	$302,354
Net income attributable to Boston Properties, Inc.	$400,017
Basic earnings per share:
Net income per share attributable to Boston Properties, Inc.	$2.58
Diluted earnings per share:
Net income per share attributable to Boston Properties, Inc.	$2.57
Boston Properties Limited Partnership

Pro Forma (Unaudited)	Year ended December 31, 2013
(in thousands, except per unit data)
Total revenue	$2,257,098
Income from continuing operations	$314,307
Net income attributable to Boston Properties Limited Partnership	$452,813
Basic earnings per unit:
Net income per unit attributable to Boston Properties Limited Partnership	$2.68
Diluted earnings per unit:
Net income per unit attributable to Boston Properties Limited Partnership	$2.67
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

Real estate and related intangibles recorded upon consolidation
Land	$1,796,252
Building and improvements	1,447,446
Tenant improvements	85,208
In-place lease intangibles	357,781
Above market rents	101,897
Below market rents	(239,641)
Above market assumed debt adjustments	(192,943)
	$3,356,000
Debt recorded upon consolidation
Mortgage notes payable	$(1,300,000)
Mezzanine notes payable	(306,000)
Members’ notes payable	(450,000)	(1)
	$(2,056,000)
Working capital recorded upon consolidation
Cash and cash equivalents	$79,468
Cash held in escrows	2,403
Tenant and other receivables	7,104
Prepaid expenses and other assets	4,269
Accounts payable and accrued expenses	(2,418)
Accrued interest payable	(182,369)	(2)
Other liabilities	(6,304)
	$(97,847)
Noncontrolling interest recorded upon consolidation
Noncontrolling interests	$(520,000)
Noncontrolling interests - working capital	39,139
	$(480,861)
Net assets recorded upon consolidation	$721,292
_______________

(1)	The Company’s member loan totaling $270.0 million eliminates in consolidation.

(2)	The Company’s share of the accrued interest payable on the members’ loans totaling approximately $105.5 million eliminates in consolidation.
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

4. Deferred Charges
Deferred charges consisted of the following at December 31 (in thousands):

	2015	2014
Leasing costs, including lease related intangibles	$1,123,105	$1,234,192
Financing costs	61,402	69,127
	1,184,507	1,303,319
Less: Accumulated amortization	(451,670)	(471,575)
	$732,837	$831,744
The following table summarizes the scheduled amortization of the Company’s acquired in-place lease intangibles for each of the five succeeding years (in thousands).

Acquired In-Place Lease Intangibles
2016	$52,456
2017	36,438
2018	31,913
2019	26,067
2020	13,325
5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at December 31, 2015 and 2014:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		December 31, 2015	December 31, 2014
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(9,951)	$(8,022)
The Metropolitan Square Associates LLC	Metropolitan Square	51.0%		9,179	8,539
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0%	(2)	(11,958)	(1,080)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3%	(3)	43,524	45,514
Annapolis Junction NFM, LLC	Annapolis Junction	50.0%	(4)	29,009	25,246
540 Madison Venture LLC	540 Madison Avenue	60.0%		68,983	68,128
500 North Capitol LLC	500 North Capitol Street, NW	30.0%		(3,292)	(2,250)
501 K Street LLC	1001 6th Street	50.0%	(5)	42,584	41,736
Podium Developer LLC	The Hub on Causeway	50.0%		18,508	4,231
1265 Main Office JV LLC	1265 Main Street	50.0%		11,916	N/A
BNY Tower Holdings LLC	Dock72 at the Brooklyn Navy Yard	50.0%		11,521	N/A
				$210,023	$182,042
 _______________

(1)
Investments with deficit balances aggregating approximately $25.2 million and $11.4 million at December 31, 2015 and 2014, respectively, have been reflected within Other Liabilities on the Company's Consolidated Balance Sheets.

(2)	The Company’s economic ownership has increased based on the achievement of certain return thresholds.

(3)	The Company’s wholly-owned entity that owns the office component of the project also owns a 33.3% interest in the entity owning the land, parking garage and infrastructure of the project.

(4)	The joint venture owns four in-service buildings and two undeveloped land parcels.

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
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
ASSETS
Real estate and development in process, net	$1,072,412	$1,034,552
Other assets	256,055	264,097
Total assets	$1,328,467	$1,298,649
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$833,895	$830,075
Other liabilities	44,549	34,211
Members’/Partners’ equity	450,023	434,363
Total liabilities and members’/partners’ equity	$1,328,467	$1,298,649
Company’s share of equity	$237,070	$209,828
Basis differentials (1)	(27,047)	(27,786)
Carrying value of the Company’s investments in unconsolidated joint ventures (2)	$210,023	$182,042
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

(2)
Investments with deficit balances aggregating approximately $25.2 million and $11.4 million at December 31, 2015 and 2014, respectively, have been reflected within Other Liabilities on the Company's Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s joint ventures are as follows:

	For the year ended December 31,
	2015		2014	2013
	(in thousands)
Total revenue (1)	$155,642		$158,161	$311,548
Expenses
Operating	65,093		62,974	105,319
Depreciation and amortization	36,057		37,041	86,088
Total expenses	101,150		100,015	191,407
Operating income	54,492		58,146	120,141
Other income (expense)
Interest expense	(32,176)		(31,896)	(112,535)
Losses from early extinguishments of debt	—		—	(1,677)
Income from continuing operations	22,316		26,250	5,929
Gains on sales of real estate	—		—	14,207
Net income	$22,316		$26,250	$20,136

Company’s share of net income	$22,031	(2)	$11,913	$4,612
Gains on sales of real estate	—		—	54,501
Basis differential	739		856	(1,017)
Elimination of inter-entity interest on partner loan	—		—	16,978
Income from unconsolidated joint ventures	$22,770		$12,769	$75,074
Gains on consolidation of joint ventures	$—		$—	$385,991

_______________

(1)
Includes straight-line rent adjustments of $3.9 million, $3.0 million and $7.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Includes net above-/below-market rent adjustments of $(0.2) million, $(0.1) million and $33.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)
During the year ended December 31, 2015, the Company received a distribution of approximately $24.5 million, which was generated from the excess loan proceeds from the refinancing of 901 New York Avenue’s mortgage loan to a new 10-year mortgage loan totaling $225.0 million.  The Company’s allocation of income and distributions for the year ended December 31 2015 was not proportionate to its nominal ownership interest as a result of the achievement of specified investment return thresholds, as provided for in the joint venture agreement.

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
On October 22, 2015, a joint venture in which the Company has a 50% interest commenced construction of the Hub on Causeway at North Station containing approximately 385,000 net rentable square feet of retail and office space located in Boston, Massachusetts.
On December 22, 2015, a joint venture in which the Company has a 50% interest completed and fully placed in-service Annapolis Junction Building Eight, a Class A office project with approximately 126,000 net rentable square feet located in Annapolis, Maryland.
6. Mortgage Notes Payable
The Company had outstanding mortgage notes payable totaling approximately $3.4 billion and $4.3 billion as of December 31, 2015 and 2014, respectively, each collateralized by one or more buildings and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through April 10, 2022.
Fixed rate mortgage notes payable totaled approximately $3.4 billion and $4.3 billion at December 31, 2015 and 2014, respectively, with contractual interest rates ranging from 4.75% to 7.69% per annum at December 31, 2015 and 2014 (with a weighted-average of 5.69% and 5.70% (excluding the mezzanine notes payable) at December 31, 2015 and 2014, respectively).
There were no variable rate mortgage loans at December 31, 2015 and 2014. As of December 31, 2015 and 2014, the LIBOR rate was 0.43% and 0.17%, respectively.

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
On December 15, 2015, the Company legally defeased the mortgage loan collateralized by its 100 & 200 Clarendon Street (formerly known as the John Hancock Tower and Garage) properties located in Boston, Massachusetts. The mortgage loan had an outstanding principal balance of $640.5 million, bore interest at a fixed rate of 5.68% per annum and was scheduled to mature on January 6, 2017. The cash outlay required for the defeasance in the net amount of approximately $667.3 million was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loan from the effective date of the defeasance through, and the repayment of the loan on, October 6, 2016, which is the date on which the Company could repay the loan at par. In connection with the defeasance, the mortgage and other liens on the property were extinguished and all existing collateral, including various guarantees, were released. As a result of the defeasance, the Company recognized a loss from early extinguishment of debt of approximately $22.0 million, consisting of approximately $26.8 million, which is the difference between the purchase price for the U.S. government securities acquired for the defeasance and the outstanding principal balance of the mortgage loan, and approximately $1.4 million of unamortized deferred financing costs, offset by approximately $4.8 million from the acceleration of the remaining balance of the historical fair value debt adjustment and approximately $1.4 million of accrued interest expense through the effective date of the defeasance.
Two mortgage loans totaling approximately $1.5 billion at December 31, 2015 and four mortgage loans totaling approximately $2.2 billion at December 31, 2014 have been accounted for at their fair values on the dates the mortgage loans were assumed in connection with acquisitions of real estate. The impact of recording the mortgage loans at fair value resulted in a decrease to interest expense of approximately $55.0 million, $52.5 million and $34.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The cumulative liability related to the fair value adjustments was $80.2 million and $138.7 million at December 31, 2015 and 2014, respectively, and is included in mortgage notes payable in the Consolidated Balance Sheets.
Contractual aggregate principal payments of mortgage notes payable at December 31, 2015 are as follows:

Principal Payments
(in thousands)
2016	$576,864
2017	2,067,654
2018	18,633
2019	19,670
2020	20,766
Thereafter	654,892
Total aggregate principal payments	3,358,479
Unamortized balance of historical fair value adjustments	80,235
Total carrying value of mortgage notes payable	$3,438,714
7. Derivative Instruments and Hedging Activities
On February 19, 2015, Boston Properties Limited Partnership commenced a planned interest rate hedging program. During the year ended December 31, 2015, Boston Properties Limited Partnership entered into seventeen forward-starting interest rate swap contracts that fix the 10-year swap rate at a weighted-average rate of approximately 2.423% per annum on notional amounts aggregating $550.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in September 2016 and maturity in September 2026. In addition, during the year ended December 31, 2015, 767 Fifth Partners LLC, which is the consolidated entity (in which the Company has a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City), entered into fourteen forward-starting interest rate swap contracts, which fix the 10-year swap rate at a weighted-average rate of approximately 2.646% per annum on notional amounts aggregating $400.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in June 2017 and maturity in June 2027 (See Note 20). Boston Properties Limited Partnership’s and 767 Fifth Avenue Partners LLC’s interest rate swap contracts consisted of the following at December 31, 2015 (dollars in thousands):

Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Strike Rate Range			Balance Sheet Location	Fair Value
				Low		High
Boston Properties Limited Partnership:
Interest Rate Swaps	$400,000	September 1, 2016	September 1, 2026	2.348%	-	2.571%	Other Liabilities	$(5,419)
Interest Rate Swaps	150,000	September 1, 2016	September 1, 2026	2.129%	-	2.325%	Prepaid Expenses and Other Assets	1,188
	$550,000							$(4,231)
767 Fifth Partners LLC:
Interest Rate Swaps	$250,000	June 7, 2017	June 7, 2027	2.677%	-	2.950%	Other Liabilities	$(7,247)
Interest Rate Swaps	150,000	June 7, 2017	June 7, 2027	2.336%	-	2.430%	Prepaid Expenses and Other Assets	1,176
	$400,000							$(6,071)
	$950,000							$(10,302)
Boston Properties Limited Partnership entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in September 2016. The Company’s 767 Fifth Partners LLC consolidated entity entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in June 2017. Boston Properties Limited Partnership has formally documented all of its relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. Boston Properties Limited Partnership also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. All components of the forward-starting interest rate swap contracts were included in the assessment of hedge effectiveness. Boston Properties Limited Partnership has agreements with each of its derivative counterparties that contain a provision where it could be declared in default on its derivative obligations if repayment of its indebtedness is accelerated by the lender due to its default on the indebtedness. As of December 31, 2015, the fair value of derivatives is in a net liability position, which excludes any adjustment for nonperformance risk and excludes accrued interest, of approximately $11.7 million. As of December 31, 2015, Boston Properties Limited Partnership has not posted any collateral related to these agreements. If Boston Properties Limited Partnership had breached any of these provisions at December 31, 2015, it could have been required to settle its obligations under the agreements at their termination value of approximately $11.7 million. The Company accounts for the effective portion of changes in the fair value of a derivative in accumulated other comprehensive loss and subsequently reclassifies the effective portion to earnings over the term that the hedged transaction affects earnings. The Company accounts for the ineffective portion of changes in the fair value of a derivative directly in earnings. During the year ended December 31, 2015, the Company has recorded the changes in fair value of the swap contracts related to the effective portion of the interest rate contracts aggregating approximately $12.7 million in Other Liabilities and approximately $2.4 million in Prepaid Expenses and Other Assets and Accumulated Other Comprehensive Loss within the Company’s Consolidated Balance Sheets. During the year ended December 31, 2015, the Company did not record any hedge ineffectiveness. The Company expects that within the next twelve months it will reclassify into earnings as an increase to interest expense approximately $141,000 of the amounts recorded within Accumulated Other Comprehensive Loss relating to the forward-starting interest rate swap contracts in effect and as of December 31, 2015.

The following table presents the location in the financial statements of the losses recognized related to the Company’s cash flow hedges for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Amount of loss related to the effective portion recognized in other comprehensive loss	$(10,302)	$—	$—
Amount of loss related to the effective portion subsequently reclassified to earnings (1)	$(2,510)	$(2,508)	$(2,513)
Amount of gain (loss) related to the ineffective portion and amount excluded from effectiveness testing	$—	$—	$—
___________

(1)	Consists of amounts from interest rate hedging programs entered into prior to 2015.
Boston Properties, Inc.
The following table reflects the changes in accumulated other comprehensive loss for Boston Properties, Inc. for the years ended December 31, 2015, 2014 and 2013 (in thousands):

Balance at December 31, 2012	$(13,817)
Amortization of interest rate contracts (1)	2,513
Other comprehensive income attributable to noncontrolling interests	(252)
Balance at December 31, 2013	(11,556)
Amortization of interest rate contracts (1)	2,508
Other comprehensive income attributable to noncontrolling interests	(256)
Balance at December 31, 2014	(9,304)
Effective portion of interest rate contracts	(10,302)
Amortization of interest rate contracts (1)	2,510
Other comprehensive loss attributable to noncontrolling interests	2,982
Balance at December 31, 2015	$(14,114)
___________

(1)	Consists of amounts from interest rate hedging programs entered into prior to 2015.
Boston Properties Limited Partnership
The following table reflects the changes in accumulated other comprehensive loss for Boston Properties Limited Partnership for the years ended December 31, 2015, 2014 and 2013 (in thousands):

Balance at December 31, 2012	$(17,994)
Amortization of interest rate contracts (1)	2,513
Balance at December 31, 2013	(15,481)
Amortization of interest rate contracts (1)	2,508
Balance at December 31, 2014	(12,973)
Effective portion of interest rate contracts	(10,302)
Amortization of interest rate contracts (1)	2,510
Other comprehensive loss attributable to noncontrolling interests in property partnership	2,428
Balance at December 31, 2015	$(18,337)
___________

(1)	Consists of amounts from interest rate hedging programs entered into prior to 2015.

8. Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of December 31, 2015 (dollars in thousands) (See also Note 20):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	5.875%	5.967%	$700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
Total principal			5,300,000
Net unamortized discount			(10,683)
Total			$5,289,317
_______________

(1)	Yield on issuance date including the effects of discounts on the notes and the amortization of financing costs.

(2)	No principal amounts are due prior to maturity.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2015, Boston Properties Limited Partnership was in compliance with each of these financial restrictions and requirements.
9. Unsecured Line of Credit
Boston Properties Limited Partnership has a $1.0 billion revolving credit facility (the “Unsecured Line of Credit”) with a maturity date of July 26, 2018. Boston Properties Limited Partnership may increase the total commitment to $1.5 billion, subject to syndication of the increase and other conditions. At Boston Properties Limited Partnership’s option, loans outstanding under the Unsecured Line of Credit will bear interest at a rate per annum equal to (1), in the case of loans denominated in Dollars, Euro or Sterling, LIBOR or, in the case of loans denominated in Canadian Dollars, CDOR, in each case, plus a margin ranging from 0.925% to 1.70% based on Boston Properties Limited Partnership’s credit rating or (2) an alternate base rate equal to the greatest of (a) the Administrative Agent’s prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.70% based on Boston Properties Limited Partnership’s credit rating. The Unsecured Line of Credit also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to Boston Properties Limited Partnership at a reduced interest rate. In addition, Boston Properties Limited Partnership is also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.35% based on Boston Properties Limited Partnership’s credit rating and (2) an annual fee on the undrawn amount of each letter of credit equal to the LIBOR margin. Based on Boston Properties Limited Partnership’s current credit rating, the LIBOR and CDOR margin is 1.00%, the alternate base rate margin is 0.0% and the facility fee is 0.15%. At December 31, 2015 and 2014, there were no amounts outstanding on the Unsecured Line of Credit.
The terms of the Unsecured Line of Credit require that Boston Properties Limited Partnership maintain a number of customary financial and other covenants on an ongoing basis, including: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 and (6) limitations on permitted investments. At December 31, 2015, Boston Properties Limited Partnership was in compliance with each of these financial and other covenant requirements.

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
Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. With limited exception, under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners (See Note 11). Under certain of the Company’s joint venture agreements, if certain return thresholds are achieved the partners will be entitled to an additional promoted interest or payments.
In connection with the assumption of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. At December 31, 2015, there was no funding obligation under the guarantee. The Company earns a fee from the entity for providing the guarantee and has an agreement with the outside partners to reimburse the consolidated entity for their share of any payments made under the guarantee.
In connection with 767 Fifth Partners LLC entering into interest rate swap contracts (See Note 7), the Company guaranteed 767 Fifth Partners LLC’s obligations under the hedging agreements in favor of each hedge counterparty. 767 Fifth Partners LLC is the entity that owns 767 Fifth Avenue (the General Motors Building). It is a subsidiary of 767 Venture, LLC, a consolidated entity in which the Company has a 60% interest. The Company earns a fee from the entity for providing the guarantee and has an agreement with the outside partners to reimburse the consolidated entity for their share of any payments made under the guarantee.
In connection with the mortgage financing collateralized by the Company’s Fountain Square property located in Reston, Virginia, the Company has agreed to guarantee approximately $0.7 million related to its obligation to provide funds for certain tenant re-leasing costs. The mortgage financing matures on October 11, 2016.
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
In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for approximately $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of approximately $45.2 million. On September 18, 2014, the Company received an initial distribution totaling approximately $7.7 million, which is included in Base Rent in the accompanying Consolidated Statements of Operations for the year ended December 31, 2014. On March 11, 2015, the Company received a second interim distribution totaling approximately $4.5 million, which is included in Base Rent in the accompanying Consolidated Statements of Operations for the year ended December 31, 2015. On September 9, 2015, the Company received a third interim distribution totaling approximately $3.6 million, which is also included in Base Rent in the accompanying Consolidated Statements of Operations for the year ended December 31, 2015, leaving a remaining claim of approximately $29.4 million. The Company will continue to evaluate whether to attempt to sell the remaining claim or wait until the trustee distributes proceeds from the Lehman Brothers estate. Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of additional proceeds, if any, that the Company may ultimately realize on the remaining claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its Consolidated Financial Statements at December 31, 2015.
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
The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 and further extended to December 31, 2020 by the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), and the Company can provide no assurance that it will be extended further. Currently, the Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). The Company also carries $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in the Company’s property insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP as a direct insurer, for the properties in the Company’s portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which the Company manages. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” In 2015, the program trigger was $100 million and the coinsurance was 15%, however, both will increase in subsequent years pursuant to TRIPRA. If the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.
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
IXP, a captive insurance company which is a wholly-owned subsidiary of the Company, acts as a direct insurer with respect to a portion of the Company’s earthquake insurance coverage for its Greater San Francisco properties and the Company’s NBCR Coverage. Insofar as the Company owns IXP, it is responsible for its liquidity and capital resources, and the accounts of IXP are part of the Company’s consolidated financial statements. In particular, if a loss occurs which is covered by the Company’s NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. IXP would also be responsible for any recoupment charges by the Federal Government in the event losses are paid out and its insurance policy is maintained after the payout by the Federal Government. If the Company experiences a loss and IXP is required to pay under its insurance policy, the Company would ultimately record the loss to the extent of the required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance. In addition, Boston Properties Limited Partnership has issued a guarantee to cover liabilities of IXP in the amount of $20.0 million.
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
State and Local Tax Matters
Because Boston Properties, Inc. is organized and qualifies as a REIT, it is generally not subject to federal income taxes, but is subject to certain state and local taxes. In the normal course of business, certain entities through which the Company owns real estate either have undergone, or are currently undergoing, tax audits. Although the Company believes that it has substantial arguments in favor of its positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on the Company’s results of operations.
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
Some of the Company’s properties and certain properties owned by the Company’s affiliates are located in urban, industrial and other previously developed areas where fill or current or historical uses of the areas have caused site contamination. Accordingly, it is sometimes necessary to institute special soil and/or groundwater handling procedures and/or include particular building design features in connection with development, construction and other property operations in order to achieve regulatory closure and/or ensure that contaminated materials are addressed in an appropriate manner. In these situations it is the Company’s practice to investigate the nature and extent of detected contamination, including potential issues associated with contaminant migration, assess potential liability risks and estimate the costs of required response actions and special handling procedures. The Company then uses this information as part of its decision-making process with respect to the acquisition, deal structure and/or development of the property. For example, the Company owns a parcel in Massachusetts which was formerly used as a quarry/asphalt batching facility. Pre-purchase testing indicated that the site contained relatively low levels of certain contaminants. The Company has developed an office park on this property. Prior to and during redevelopment activities, the Company engaged a specially licensed environmental consultant to monitor environmental conditions at the site and prepare necessary regulatory submittals based on the results of an environmental risk characterization. A submittal has been made to the regulatory authorities in order to achieve regulatory closure at this site. The submittal included an environmental deed restriction that mandates compliance with certain protective measures in a portion of the site where low levels of residual soil contamination have been left in place in accordance with applicable laws.
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
Tax Protection Obligations
In connection with the acquisition of 767 Fifth Avenue (the General Motors Building), Boston Properties Limited Partnership entered into an agreement for the benefit of the contributing party which specifically states that Boston Properties Limited Partnership will not sell or otherwise transfer the property in a taxable transaction until June 9, 2017. If Boston Properties Limited Partnership does sell or transfer the property in a taxable transaction, it would be liable to the contributor for contractual damages.
11. Noncontrolling Interests
Noncontrolling interests relate to the interests in Boston Properties Limited Partnership not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of December 31, 2015, the noncontrolling interests in Boston Properties Limited Partnership consisted of 16,097,473 OP Units, 1,831,714 LTIP Units (including 216,854 2012 OPP Units), 309,818 2013 MYLTIP Units, 476,320 2014 MYLTIP Units and 368,415 2015 MYLTIP Units held by parties other than Boston Properties, Inc.
Noncontrolling Interest—Redeemable Preferred Units
On March 11, 2014, Boston Properties Limited Partnership notified the holders of the outstanding Series Two Preferred Units that it had elected to redeem all of such Series Two Preferred Units on May 12, 2014. As a result of Boston Properties Limited Partnership election to redeem the units, as of May 12, 2014, the holders of all remaining 666,116 Series Two Preferred Units converted such units into an aggregate of 874,168 OP Units. The Series Two Preferred Units bore a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) 6.00% per annum on a liquidation preference of $50.00 per unit, and were convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). During the year ended December 31, 2013, 329,881 Series Two Preferred Units of Boston Properties Limited Partnership were converted by the holders into 432,914 OP Units. Due to the holders’ redemption option existing outside the control of the Company, the Series Two Preferred Units were presented outside of permanent equity in the Company’s Consolidated Balance Sheets.

On June 25, 2015, Boston Properties Limited Partnership redeemed the remaining 12,667 Series Four Preferred Units for cash totaling approximately $0.6 million, plus accrued and unpaid distributions. The Series Four Preferred Units bore a preferred distribution equal to 2.00% per annum on a liquidation preference of $50.00 per unit and were not convertible into OP Units. The holders of Series Four Preferred Units had the right, at certain times and subject to certain conditions set forth in the Certificate of Designations establishing the rights, limitations and preferences of the Series Four Preferred Units, to require Boston Properties Limited Partnership to redeem all of their units for cash at the redemption price of $50.00 per unit. Boston Properties Limited Partnership also had the right, at certain times and subject to certain conditions, to redeem all of the Series Four Preferred Units for cash at the redemption price of $50.00 per unit. In order to secure the performance of certain post-issuance obligations by the holders, all of such outstanding Series Four Preferred Units were subject to forfeiture pursuant to the terms of a pledge agreement and not eligible for redemption until and unless such security interest is released. Boston Properties Limited Partnership’s first right to redeem the Series Four Preferred Units was a 30-day period beginning on August 29, 2013. On August 29, 2013, Boston Properties Limited Partnership redeemed approximately 861,400 Series Four Preferred Units for cash at the redemption price of $50.00 per unit. On May 19, 2014, Boston Properties Limited Partnership released to the holders 319,687 Series Four Preferred Units that were previously subject to the security interest. On July 3, 2014, Boston Properties Limited Partnership redeemed such units for cash totaling approximately $16.0 million. On October 16, 2014, Boston Properties Limited Partnership released to the holders 27,773 Series Four Preferred Units that were previously subject to the security interest under the pledge agreement. On November 5, 2014, Boston Properties Limited Partnership redeemed such units for cash totaling approximately $1.4 million. Due to the holders’ redemption option existing outside the control of the Company, the Series Four Preferred Units were presented outside of permanent equity in the Company’s Consolidated Balance Sheets.
On February 17, 2015, Boston Properties Limited Partnership paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit. On May 15, 2015, Boston Properties Limited Partnership paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit.
Boston Properties, Inc.
The following table reflects the activity of the noncontrolling interests—redeemable preferred units of Boston Properties, Inc. for the years ended December 31, 2015, 2014 and 2013 (in thousands):

Balance at December 31, 2012	$110,876
Net income	6,046
Distributions	(6,046)
Redemption of redeemable preferred units (Series Four Preferred Units)	(43,070)
Conversion of redeemable preferred units (Series Two Preferred Units) to common units	(16,494)
Balance at December 31, 2013	51,312
Net income	1,023
Distributions	(1,023)
Redemption of redeemable preferred units (Series Four Preferred Units)	(17,373)
Conversion of redeemable preferred units (Series Two Preferred Units) to common units	(33,306)
Balance at December 31, 2014	633
Net income	6
Distributions	(6)
Redemption of redeemable preferred units (Series Four Preferred Units)	(633)
Balance at December 31, 2015	$—

Boston Properties Limited Partnership
The following table reflects the activity of the noncontrolling interests—redeemable preferred units of Boston Properties Limited Partnership for the years ended December 31, 2015, 2014 and 2013 (in thousands):

Balance at December 31, 2012	$199,378
Net income	6,046
Distributions	(6,046)
Redemption of redeemable preferred units (Series Four Preferred Units)	(43,070)
Reallocation of partnership interest (1)	(50,562)
Balance at December 31, 2013	105,746
Net income	1,023
Distributions	(1,023)
Redemption of redeemable preferred units (Series Four Preferred Units)	(17,373)
Reallocation of partnership interest (1)	(87,740)
Balance at December 31, 2014	633
Net income	6
Distributions	(6)
Redemption of redeemable preferred units (Series Four Preferred Units)	(633)
Balance at December 31, 2015	$—
_____________

(1)	Includes the conversion of 666,116 and 329,881 Series Two Preferred Units into 874,168 and 432,914 OP Units during the years ended December 31, 2014 and 2013, respectively.
Noncontrolling Interest—Redeemable Interest in Property Partnership
On October 4, 2012, the Company completed the formation of a joint venture, which owns and operates Fountain Square located in Reston, Virginia. The joint venture partner contributed the property valued at approximately $385.0 million and related mortgage indebtedness totaling approximately $211.3 million for a 50% interest in the joint venture. The Company contributed cash totaling approximately $87.0 million for its 50% interest, which cash was distributed to the joint venture partner. Pursuant to the joint venture agreement (i) the Company had rights to acquire the partner’s nominal 50% interest and (ii) the partner had the right to cause the Company to acquire the partner’s interest on January 4, 2016, in each case at a fixed price totaling approximately $102.0 million in cash. The fixed price option rights were to expire on January 31, 2016. The Company was consolidating this joint venture due to the Company’s right to acquire the partner’s nominal 50% interest. The Company recorded the noncontrolling interest at its acquisition-date fair value as temporary equity, due to the redemption option existing outside the control of the Company. The Company was accreting the changes in the redemption value quarterly over the period from the acquisition date to the earliest redemption date using the effective interest method.  The Company was recording the accretion after the allocation of net income and distributions of cash flow to the noncontrolling interest account balance.
On August 6, 2015, the parties amended the joint venture agreement to require the Company to acquire its partner’s 50% interest on September 15, 2015 for approximately $100.9 million in cash. On September 15, 2015, the Company acquired its partner’s 50% interest in the consolidated entity that owns Fountain Square located in Reston Town Center in Reston, Virginia for cash of approximately $100.9 million plus working capital and closing prorations and the partner’s share of assumed mortgage indebtedness totaling approximately $105.6 million.

The following table reflects the activity of the noncontrolling interest—redeemable interest in property partnership in the Company’s Fountain Square consolidated joint venture for the years ended December 31, 2015, 2014 and 2013 (in thousands):

Balance at December 31, 2012	$97,558
Net loss	(1,839)
Distributions	(4,585)
Adjustment to reflect redeemable interest at redemption value	8,475
Balance at December 31, 2013	99,609
Net loss	(603)
Distributions	(6,000)
Adjustment to reflect redeemable interest at redemption value	11,686
Balance at December 31, 2014	104,692
Net loss	(7)
Distributions	(2,900)
Adjustment to reflect redeemable interest at redemption value	5,128
Acquisition of interest	(106,913)
Balance at December 31, 2015	$—
Noncontrolling Interest—Common Units
During the years ended December 31, 2015 and 2014, 424,236 and 80,246 OP Units, respectively, were presented by the holders for redemption (including 0 and 3,734 OP Units, respectively, issued upon conversion of Series Two Preferred Units and 65,192 and 67,857 OP Units, respectively, issued upon conversion of LTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.
At December 31, 2015, the Company had outstanding 309,818 2013 MYLTIP Units, 476,320 2014 MYLTIP Units and 368,415 2015 MYLTIP Units (See Note 17). Prior to the applicable measurement date (February 4, 2016 for 2013 MYLTIP Units, February 3, 2017 for 2014 MYLTIP Units and February 4, 2018 for 2015 MYLTIP Units), holders of MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
On January 31, 2014, the measurement period for the Company’s 2011 OPP Unit awards expired and Boston Properties, Inc.'s TSR was not sufficient for employees to earn and therefore become eligible to vest in any of the 2011 OPP Unit awards. As a result, the Company accelerated the then remaining unrecognized compensation expense totaling approximately $1.2 million during the year ended December 31, 2014. Accordingly, all 2011 OPP Unit awards were automatically forfeited.
On February 6, 2015, the measurement period for the Company’s 2012 OPP Unit awards ended and Boston Properties, Inc.'s TSR performance was sufficient for employees to earn and therefore become eligible to vest in a portion of the 2012 OPP Unit awards. The final outperformance pool was determined to be approximately $32.1 million, or approximately 80% of the total maximum outperformance pool of $40.0 million. As a result, 174,549 2012 OPP Units were automatically forfeited.
On January 28, 2015, Boston Properties Limited Partnership paid a special cash distribution on the OP Units and LTIP Units in the amount of $4.50 per unit, a regular quarterly cash distribution on the OP Units and LTIP Units in the amount of $0.65 per unit, and a regular quarterly distribution on the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units in the amount of $0.065 per unit, to holders of record as of the close of business on December 31, 2014. The special cash distribution was in addition to the regular quarterly distribution on the OP Units and LTIP Units. Unless and until they are earned, holders of OPP Units and MYLTIP Units are not entitled to receive any special distributions. On April 30, 2015, Boston Properties Limited Partnership paid a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit, a distribution on the 2012 OPP Units in the amount of $0.416 per unit (representing a blended rate for periods prior to and after February 6, 2015, which was the valuation date for the 2012 Outperformance Plan), and a distribution on the 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units in the amount of $0.065 per unit, to holders of record as of the close of business on March 31, 2015. On July 31, 2015, Boston Properties Limited Partnership paid a distribution on the OP Units and LTIP Units (including the 2012 OPP Units) in the amount of $0.65 per unit and a distribution on the 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units in the amount of $0.065 per unit, to holders of record as of the close of business on June 30, 2015. On

October 30, 2015, Boston Properties Limited Partnership paid a distribution on the OP Units and LTIP Units (including the 2012 OPP Units) in the amount of $0.65 per unit and a distribution on the 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units in the amount of $0.065 per unit, to holders of record as of the close of business on September 30, 2015. On December 17, 2015, Boston Properties, Inc., as general partner of Boston Properties Limited Partnership, declared a special cash distribution on the OP Units and LTIP Units (including the 2012 OPP Units) in the amount of $1.25 per unit payable on January 28, 2016 to unitholders of record as of the close of business on December 31, 2015. The special cash distribution was in addition to the regular quarterly distribution on the OP Units and LTIP Units (including the 2012 OPP Units) of $0.65 per unit and the distribution on the 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units in the amount of $0.065 per unit, in each case payable on January 28, 2016 to unitholders of record as of the close of business on December 31, 2015.
A holder of an OP Unit may present such OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. Boston Properties, Inc. may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (not owned by Boston Properties, Inc. and including LTIP Units assuming that all conditions had been met for the conversion thereof) had all of such units been redeemed at December 31, 2015 was approximately $2.3 billion based on the closing price of Boston Properties, Inc.’s common stock of $127.54 per share on December 31, 2015.
Boston Properties Limited Partnership
The following table reflects the activity of noncontrolling interests—redeemable common units of Boston Properties Limited Partnership for the years ended December 31, 2015, 2014 and 2013 (in thousands):

Balance at December 31, 2012	$1,836,522
Contributions	26,398
Net income	84,236
Distributions	(83,448)
Conversion of redeemable partnership units	(30,291)
Unearned compensation	1,472
Other comprehensive income	252
Adjustment to reflect redeemable partnership units at redemption value	(124,923)
Balance at December 31, 2013	1,710,218
Contributions	23,990
Net income	50,862
Distributions	(126,948)
Conversion of redeemable partnership units	(2,700)
Unearned compensation	(2,813)
Other comprehensive income	256
Adjustment to reflect redeemable partnership units at redemption value	657,181
Balance at December 31, 2014	2,310,046
Contributions	39,030
Net income	66,951
Distributions	(69,447)
Conversion of redeemable partnership units	(14,343)
Unearned compensation	(4,579)
Other comprehensive loss	(554)
Adjustment to reflect redeemable partnership units at redemption value	(40,415)
Balance at December 31, 2015	$2,286,689

Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.6 billion at December 31, 2015 and December 31, 2014, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
On May 31, 2013, the Company’s two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer, the Company and its new joint venture partners modified the Company’s relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in the Company having sufficient financial and operating control over 767 Venture, LLC such that the Company now accounts for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in its financial statements instead of under the equity method of accounting. Upon consolidation, the Company recognized the new joint venture partners’ aggregate 40% equity interest at its aggregate fair value of approximately $480.9 million within Noncontrolling Interests-Property Partnerships on the accompanying Consolidated Balance Sheets.
On October 9, 2013, the Company completed the sale of a 45% ownership interest in its Times Square Tower property for a gross sale price of $684.0 million in cash. Net cash proceeds totaled approximately $673.1 million, after the payment of transaction costs. In connection with the sale, the Company formed a limited liability company with the buyer and will provide customary property management and leasing services to the joint venture. Times Square Tower is an approximately 1,246,000 net rentable square foot Class A office tower located in New York City. The transaction did not qualify as a sale of real estate for financial reporting purposes because the Company effectively continues to control the property and thus will continue to account for the entity on a consolidated basis in its financial statements. The Company has accounted for the transaction as an equity transaction and has recognized noncontrolling interest in its consolidated balance sheets totaling approximately $243.5 million, which is equal to 45% of the carrying value of the total equity of the property immediately prior to the transaction. The difference between the net cash proceeds received and the noncontrolling interest recognized, which was approximately $429.6 million, has not been reflected as a gain on sale of real estate in the Company’s consolidated statements of operations and has instead been reflected as an increase to Additional Paid-in Capital and Partners' Capital in Boston Properties, Inc.’s and Boston Properties Limited Partnership's Consolidated Balance Sheets, respectively.
On October 30, 2014, the Company completed the sale of a 45% interest in each of 601 Lexington Avenue in New York City and Atlantic Wharf Office Building and 100 Federal Street in Boston for an aggregate gross sale price of approximately $1.827 billion in cash, less the partner’s pro rata share of the indebtedness collateralized by 601 Lexington Avenue. Net cash proceeds totaled approximately $1.497 billion, after the payment of transaction costs. In connection with the sale, the Company formed a limited liability company for each property with the buyer and will provide customary property management and leasing services to the joint ventures. 601 Lexington Avenue is a 1,669,000 square foot Class A office complex located in Midtown Manhattan. The property consists of a 59-story tower as well as a six-story low-rise office and retail building. The property is subject to existing mortgage indebtedness of approximately $712.9 million. The Atlantic Wharf Office Building is a 791,000 square foot Class A office tower located on Boston's Waterfront. 100 Federal Street is a 1,323,000 square foot Class A office tower located in Boston’s Financial District. The transaction did not qualify as a sale of real estate for financial reporting purposes as the Company continues to effectively control these properties and thus will continue to account for the properties on a consolidated basis in its financial statements. The Company has accounted for the transaction as an equity transaction and has recognized noncontrolling interest in its consolidated balance sheets totaling approximately $849.0 million, which is equal to 45% of the aggregate carrying value of the total equity of the properties immediately prior to the transaction. The difference between the net cash proceeds received and the noncontrolling interest recognized, which was approximately $648.4 million, has not been reflected as a gain on sale of real estate in the Company's consolidated statements of operations and has instead been reflected as an increase in Additional Paid-in Capital in the Company’s Consolidated Balance Sheets.
On September 18, 2015, a consolidated entity in which the Company has a 50% interest completed the sale of its 505 9th Street, N.W. property located in Washington, DC for approximately $318.0 million, including the assumption by the buyer of approximately $117.0 million of mortgage indebtedness (See Note 6).  505 9th Street, N.W. is an approximately 322,000 net rentable square foot Class A office building. Net cash proceeds totaled approximately $194.6 million, of which the partners’ share was approximately $97.3 million. The Company recognized a gain on sale of real estate totaling approximately $199.5 million and $199.7 million for Boston Properties, Inc. and Boston Properties Limited Partnership, respectively, of which approximately $101.1 million was allocated to the outside partners and is included within Noncontrolling Interests in Property Partnerships in the Company’s Consolidated Statements of Operations (See Note 3). On December 10, 2015, the consolidated entity was dissolved and the Company reclassified the remaining noncontrolling interest balance totaling approximately $4.1 million to Accounts Payable and Accrued Expenses on the Consolidated Balances Sheets.

The following table reflects the activity of the noncontrolling interests—property partnerships for the years ended December 31, 2015, 2014 and 2013 (in thousands):

Balance at December 31, 2012	$(1,964)
Fair value of capital recorded upon consolidation	480,861
Capital contributions	257,564
Net loss	(5,290)
Distributions	(5,039)
Balance at December 31, 2013	726,132
Capital contributions	887,975
Net income	19,478
Distributions	(31,118)
Balance at December 31, 2014	1,602,467
Capital contributions	3,758
Dissolution	(4,082)
Net income	144,734
Accumulated other comprehensive loss	(2,428)
Distributions	(170,049)
Balance at December 31, 2015	$1,574,400
12. Stockholders’ Equity / Partners’ Capital
Boston Properties, Inc.
As of December 31, 2015, Boston Properties, Inc. had 153,579,966 shares of Common Stock outstanding.
On June 3, 2014, Boston Properties, Inc. established an “at the market” (ATM) stock offering program through which it may sell from time to time up to an aggregate of $600.0 million of its common stock through sales agents over a three-year period. The Company intends to use the net proceeds from any offering for general business purposes, which may include investment opportunities and debt reduction. No shares of Common Stock have been issued under this ATM stock offering program.
During the years ended December 31, 2015 and 2014, Boston Properties, Inc. issued 11,447 and 21,459 shares of Common Stock upon the exercise of options to purchase Common Stock by certain employees.
During the years ended December 31, 2015 and 2014, Boston Properties, Inc. issued 424,236 and 80,246 shares of Common Stock, respectively, in connection with the redemption of an equal number of OP Units.
The following table presents Boston Properties, Inc.’s dividends per share and Boston Properties Limited Partnership’s distributions per unit for the periods presented:

Record Date	Payment Date	Dividend (Per Share)		Distribution (Per Unit)
December 31, 2015	January 28, 2016	$1.90	(1)	$1.90	(1)
September 30, 2015	October 30, 2015	0.65		0.65
June 30, 2015	July 31, 2015	0.65		0.65
March 31, 2015	April 30, 2015	0.65		0.65
December 31, 2014	January 28, 2015	5.15	(2)	5.15	(2)
_______________

(1)	Includes a special dividend/distribution of $1.25 per share/common unit.

(2)	Includes a special dividend/distribution of $4.50 per share/common unit.

Preferred Stock
As of December 31, 2015, Boston Properties, Inc. had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). Boston Properties, Inc. contributed the net proceeds of the offering to Boston Properties Limited Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock. Boston Properties, Inc. pays cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. may not redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.’s REIT status. On or after March 27, 2018, Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc. or its affiliates.
The following table presents Boston Properties Inc.’s dividends per share on its outstanding Series B Preferred Stock:

Record Date	Payment Date	Dividend (Per Share)
February 5, 2016	February 16, 2016	$32.8125
November 5, 2015	November 16, 2015	32.8125
August 5, 2015	August 17, 2015	32.8125
May 5, 2015	May 15, 2015	32.8125
February 5, 2015	February 17, 2015	32.8125

Boston Properties Limited Partnership
The following table presents the changes in the issued and outstanding partners’ capital units since January 1, 2013:

	General Partner Units	Limited Partner Units	Total Partners’ Capital Units
Outstanding at December 31, 2012	1,689,580	149,911,629	151,601,209
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	50	6,392	6,442
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan, net	207	26,686	26,893
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	7,158	922,283	929,441
Units issued to Boston Properties, Inc. related to Common Stock issued under the “at the market” (ATM) stock offering programs	3,227	415,889	419,116
Outstanding at December 31, 2013	1,700,222	151,282,879	152,983,101
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	555	6,409	6,964
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan, net	3,476	40,158	43,634
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	6,391	73,855	80,246
Outstanding at December 31, 2014	1,710,644	151,403,301	153,113,945
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	59	6,140	6,199
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan, net	340	35,246	35,586
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	4,049	420,187	424,236
Outstanding at December 31, 2015	1,715,092	151,864,874	153,579,966
As of December 31, 2015, Boston Properties, Inc. owned 1,715,092 general partnership units and 151,864,874 limited partnership units.
The following table reflects the activity of the Series B Preferred Units for the years ended December 31, 2015, 2014 and 2013 (in thousands), which activity is included within Boston Properties Limited Partnership’s Consolidated Statements of Partners’ Capital:

Balance at December 31, 2012	$—
Issuance of Series B Preferred Units	193,623
Net income	8,057
Distributions	(8,057)
Balance at December 31, 2013	193,623
Net income	10,500
Distributions	(10,500)
Balance at December 31, 2014	193,623
Net income	10,500
Distributions	(10,500)
Balance at December 31, 2015	$193,623

13. Future Minimum Rents
The properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2016 to 2046. The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of December 31, 2015, under non-cancelable operating leases which expire on various dates through 2046, are as follows:

Years Ending December 31,	(in thousands)
2016	$1,854,538
2017	1,815,632
2018	1,733,703
2019	1,666,019
2020	1,500,843
Thereafter	8,667,163

No single tenant represented more than 10.0% of the Company’s total rental revenue for the years ended December 31, 2015, 2014 and 2013.
14. Segment Information
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Boston, New York, San Francisco and Washington, DC. Segments by property type include: Class A Office, Office/Technical, Residential and Hotel.
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services income, general and administrative expenses, transaction costs, impairment loss, interest expense, depreciation and amortization expense, gains (losses) from investments in securities, gains (losses) from early extinguishments of debt, income from unconsolidated joint ventures, gains on consolidation of joint ventures, discontinued operations, gains on sales of real estate, noncontrolling interests and preferred dividends/distributions are not included in Net Operating Income as internal reporting addresses these items on a corporate level.
Net Operating Income is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate Net Operating Income in the same manner. The Company considers Net Operating Income to be an appropriate supplemental measure to net income because it helps both investors and management to understand the core operations of the Company’s properties. The Company’s management also uses Net Operating Income to evaluate regional property level performance and to make decisions about resource allocations. Further, the Company believes Net Operating Income is useful to investors as a performance measure because, when compared across periods, Net Operating Income reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspectives not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders.
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
Information by geographic area and property type (dollars in thousands):
For the year ended December 31, 2015:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$692,419	$1,000,030	$280,005	$372,721	$2,345,175
Office/Technical	23,827	—	22,429	11,907	58,163
Residential	4,801	—	—	14,082	18,883
Hotel	46,046	—	—	—	46,046
Total	767,093	1,000,030	302,434	398,710	2,468,267
% of Grand Totals	31.08%	40.52%	12.25%	16.15%	100.00%
Rental Expenses:
Class A Office	280,307	346,897	94,268	127,291	848,763
Office/Technical	7,034	—	3,938	4,290	15,262
Residential	2,006	—	—	6,221	8,227
Hotel	32,084	—	—	—	32,084
Total	321,431	346,897	98,206	137,802	904,336
% of Grand Totals	35.54%	38.36%	10.86%	15.24%	100.00%
Net operating income	$445,662	$653,133	$204,228	$260,908	$1,563,931
% of Grand Totals	28.50%	41.76%	13.06%	16.68%	100.00%

For the year ended December 31, 2014:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$692,116	$928,692	$237,381	$381,930	$2,240,119
Office/Technical	23,801	—	23,840	14,344	61,985
Residential	4,528	—	—	21,665	26,193
Hotel	43,385	—	—	—	43,385
Total	763,830	928,692	261,221	417,939	2,371,682
% of Grand Totals	32.21%	39.16%	11.01%	17.62%	100.00%
Rental Expenses:
Class A Office	270,947	315,330	85,178	131,447	802,902
Office/Technical	7,173	—	4,955	4,338	16,466
Residential	1,957	—	—	13,965	15,922
Hotel	29,236	—	—	—	29,236
Total	309,313	315,330	90,133	149,750	864,526
% of Grand Totals	35.78%	36.47%	10.43%	17.32%	100.00%
Net operating income	$454,517	$613,362	$171,088	$268,189	$1,507,156
% of Grand Totals	30.16%	40.70%	11.35%	17.79%	100.00%
For the year ended December 31, 2013:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$665,991	$725,566	$214,755	$381,359	$1,987,671
Office/Technical	22,617	—	17,259	15,649	55,525
Residential	4,395	—	—	17,923	22,318
Hotel	40,330	—	—	—	40,330
Total	733,333	725,566	232,014	414,931	2,105,844
% of Grand Totals	34.82%	34.46%	11.02%	19.70%	100.00%
Rental Expenses:
Class A Office	259,997	251,640	77,905	126,507	716,049
Office/Technical	6,879	—	3,708	4,190	14,777
Residential	1,823	—	—	10,307	12,130
Hotel	28,447	—	—	—	28,447
Total	297,146	251,640	81,613	141,004	771,403
% of Grand Totals	38.52%	32.62%	10.58%	18.28%	100.00%
Net operating income	$436,187	$473,926	$150,401	$273,927	$1,334,441
% of Grand Totals	32.69%	35.51%	11.27%	20.53%	100.00%

Boston Properties, Inc.
The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties, Inc. common shareholders (in thousands):

	Year ended December 31,
	2015	2014	2013
Net Operating Income	$1,563,931	$1,507,156	$1,334,441
Add:
Development and management services income	22,554	25,316	29,695
Income from unconsolidated joint ventures	22,770	12,769	75,074
Gains on consolidation of joint ventures	—	—	385,991
Interest and other income	6,777	8,765	8,310
Gains (losses) from investments in securities	(653)	1,038	2,911
Gains (losses) from early extinguishments of debt	(22,040)	(10,633)	122
Income from discontinued operations	—	—	8,022
Gains on sales of real estate from discontinued operations	—	—	112,829
Gain on forgiveness of debt from discontinued operations	—	—	20,182
Gains on sales of real estate	375,895	168,039	—
Less:
General and administrative expense	96,319	98,937	115,329
Transaction costs	1,259	3,140	1,744
Depreciation and amortization expense	639,542	628,573	560,637
Interest expense	432,196	455,743	446,880
Impairment loss	—	—	8,306
Impairment loss from discontinued operations	—	—	3,241
Noncontrolling interest in property partnerships	149,855	30,561	1,347
Noncontrolling interest—redeemable preferred units of the Operating Partnership	6	1,023	6,046
Noncontrolling interest—common units of the Operating Partnership	66,951	50,862	70,085
Noncontrolling interest in discontinued operations—common units of the Operating Partnership	—	—	14,151
Preferred dividends	10,500	10,500	8,057
Net income attributable to Boston Properties, Inc. common shareholders	$572,606	$433,111	$741,754

Boston Properties Limited Partnership
The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties Limited Partnership common unitholders (in thousands):

	Year ended December 31,
	2015	2014	2013
Net Operating Income	$1,563,931	$1,507,156	$1,334,441
Add:
Development and management services income	22,554	25,316	29,695
Income from unconsolidated joint ventures	22,770	12,769	75,074
Gains on consolidation of joint ventures	—	—	385,991
Interest and other income	6,777	8,765	8,310
Gains (losses) from investments in securities	(653)	1,038	2,911
Gains (losses) from early extinguishments of debt	(22,040)	(10,633)	122
Income from discontinued operations	—	—	8,022
Gains on sales of real estate from discontinued operations	—	—	115,459
Gain on forgiveness of debt from discontinued operations	—	—	20,736
Gains on sales of real estate	377,093	174,686	—
Less:
General and administrative expense	96,319	98,937	115,329
Transaction costs	1,259	3,140	1,744
Depreciation and amortization expense	631,549	620,064	552,589
Interest expense	432,196	455,743	446,880
Impairment loss	—	—	4,401
Impairment loss from discontinued operations	—	—	2,852
Noncontrolling interest in property partnerships	149,855	30,561	1,347
Noncontrolling interest—redeemable preferred units	6	1,023	6,046
Preferred distributions	10,500	10,500	8,057
Net income attributable to Boston Properties Limited Partnership common unitholders	$648,748	$499,129	$841,516
15. Earnings Per Share / Common Unit
Boston Properties, Inc.
The following table provides a reconciliation of both the net income attributable to Boston Properties, Inc. common shareholders and the number of common shares used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income attributable to Boston Properties, Inc. common shareholders by the weighted-average number of common shares outstanding during the period. The terms of the Series Two Preferred Units enabled the holders to obtain OP Units of Boston Properties Limited Partnership, and therefore Common Stock of Boston Properties, Inc., and as a result these are considered participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc., LTIP Units, OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic EPS of Boston Properties, Inc. using the two-class method. Participating securities are included in the computation of diluted EPS of Boston Properties, Inc. using the if-converted method if the impact is dilutive. Because the OPP Units and MYLTIP Units require Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties, Inc. excludes such units from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of Boston Properties Limited Partnership that are exchangeable for Boston Properties, Inc.’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	For the Year Ended December 31, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$572,606	153,471	$3.73
Effect of Dilutive Securities:
Stock Based Compensation	—	373	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$572,606	153,844	$3.72

	For the Year Ended December 31, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$433,111	153,089	$2.83
Effect of Dilutive Securities:
Stock Based Compensation	—	219	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$433,111	153,308	$2.83

	For the Year Ended December 31, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties, Inc.	$618,113	152,201	$4.06
Discontinued operations attributable to Boston Properties, Inc.	123,641	—	0.81
Allocation of undistributed earnings to participating securities	(160)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$741,594	152,201	$4.87
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	320	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$741,594	152,521	$4.86

Boston Properties Limited Partnership
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of Boston Properties Limited Partnership and as a result these are considered participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive.  Because the OPP Units and MYLTIP Units require Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties

Limited Partnership excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,668,000, 17,364,000 and 16,925,000 redeemable common units for the years ended December 31, 2015, 2014 and 2013, respectively.

	For the Year Ended December 31, 2015
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$648,748	171,139	$3.79
Effect of Dilutive Securities:
Stock Based Compensation	—	373	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$648,748	171,512	$3.78

	For the Year Ended December 31, 2014
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$499,129	170,453	$2.93
Effect of Dilutive Securities:
Stock Based Compensation	—	219	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$499,129	170,672	$2.92

	For the Year Ended December 31, 2013
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties Limited Partnership	$700,151	169,126	$4.14
Discontinued operations attributable to Boston Properties Limited Partnership	141,365	—	0.84
Allocation of undistributed earnings to participating securities	(178)	—	(0.01)
Net income attributable to Boston Properties Limited Partnership common unitholders	$841,338	169,126	$4.97
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	320	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$841,338	169,446	$4.97

16. Employee Benefit Plans
Effective January 1, 1985, the predecessor of the Company adopted a 401(k) Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. Upon formation, the Company adopted the Plan and the terms of the Plan.
Under the Plan, as amended, the Company’s matching contribution equals 200% of the first 3% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of an amount established by the IRS ($265,000, $260,000 and $255,000 in 2015, 2014 and 2013, respectively), indexed for inflation) with no vesting requirement. The Company’s aggregate matching contribution for the years ended December 31, 2015, 2014 and 2013 was $3.7 million, $3.5 million and $3.4 million, respectively.
The Plan also provides for supplemental retirement contributions to certain employees who had at least ten years of service on January 1, 2001, and who were 40 years of age or older as of January 1, 2001. The maximum supplemental retirement contribution will not exceed the annual limit on contributions established by the IRS. The Company will record an annual supplemental retirement credit for the benefit of each participant. The Company’s supplemental retirement contribution and credit for the years ended December 31, 2015, 2014 and 2013 was $42,000, $52,000 and $60,000, respectively.
The Company also maintains a deferred compensation plan that is designed to allow officers of Boston Properties, Inc. to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2015 and 2014, the Company had maintained approximately $20.4 million and $19.5 million, respectively, in a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the plan participants and earnings on the deferred compensation pursuant to investments elected by the plan participants. The Company’s liability as of December 31, 2015 and 2014 was $20.4 million and $19.5 million, respectively, which are included in the accompanying Consolidated Balance Sheets.
17. Stock Option and Incentive Plan
At Boston Properties, Inc.’s 2012 annual meeting of stockholders held on May 15, 2012, its stockholders approved the Boston Properties, Inc. 2012 Stock Option and Incentive Plan (the “2012 Plan”). The 2012 Plan replaced the 1997 Stock Option and Incentive Plan (the “1997 Plan”). The material terms of the 2012 Plan include, among other things: (1) the maximum number of shares of common stock reserved and available for issuance under the 2012 Plan is the sum of (i) 13,000,000 newly authorized shares, plus (ii) the number of shares available for grant under the 1997 Stock Plan immediately prior to the effective date of the 2012 Plan, plus (iii) any shares underlying grants under the 1997 Plan that are forfeited, canceled or terminated (other than by exercise) in the future; (2) “full-value” awards (i.e., awards other than stock options) are multiplied by a 2.32 conversion ratio to calculate the number of shares available under the 2012 Plan that are used for each full-value award, as opposed to a 1.0 conversion ratio for each stock option awarded under the 2012 Plan; (3) shares tendered or held back for taxes will not be added back to the reserved pool under the 2012 Plan; (4) stock options may not be re-priced without stockholder approval; and (5) the term of the 2012 Plan is for ten years from the date of stockholder approval.
On January 21, 2015, Boston Properties, Inc.’s Compensation Committee approved the 2015 MYLTIP awards under its 2012 Plan to certain officers and employees of Boston Properties, Inc. The 2015 MYLTIP awards utilize TSR over a three-year measurement period, on an annualized, compounded basis, as the performance metric. Earned awards will be based on Boston Properties, Inc.’s TSR relative to (i) the Cohen & Steers Realty Majors Portfolio Index (50% weight) and (ii) the NAREIT Office Index adjusted to exclude Boston Properties, Inc. (50% weight). Earned awards will range from $0 to a maximum of approximately $40.8 million depending on Boston Properties, Inc.’s TSR relative to the two indices, with three tiers (threshold: approximately $8.2 million; target: approximately $16.3 million; high: approximately $40.8 million) and linear interpolation between tiers. Earned awards measured on the basis of relative TSR performance are subject to an absolute TSR component in the form of relatively simple modifiers that (A) reduce the level of earned awards in the event Boston Properties, Inc.’s annualized TSR is less than 0% and (B) cause some awards to be earned in the event Boston Properties, Inc.’s annualized TSR is more than 12% even though on a relative basis alone Boston Properties, Inc.’s TSR would not result in any earned awards.
Earned awards (if any) will vest 50% on February 4, 2018 and 50% on February 4, 2019, based on continued employment. Vesting will be accelerated in the event of a change in control, termination of employment by Boston Properties, Inc. without cause, or termination of employment by the award recipient for good reason, death, disability or retirement. If there is a change of control prior to February 4, 2018, earned awards will be calculated based on TSR performance up to the date of the change of control. The 2015 MYLTIP awards are in the form of LTIP Units issued on the grant date which (i) are subject to forfeiture to the extent awards are not earned and (ii) prior to the performance measurement date are only entitled to one-tenth (10%) of the regular quarterly distributions payable on OP Units.
Under the FASB’s ASC 718 “Compensation-Stock Compensation,” the 2015 MYLTIP awards have an aggregate value of approximately $15.7 million, which amount will generally be amortized into earnings over the four-year plan period under the graded vesting method.
On February 6, 2015, the measurement period for the Company’s 2012 OPP Unit awards ended and Boston Properties, Inc.'s TSR performance was sufficient for employees to earn and therefore become eligible to vest in a portion of the 2012 OPP Unit awards. The final outperformance pool was determined to be approximately $32.1 million, or approximately 80% of the total maximum outperformance pool of $40.0 million. As a result, 174,549 2012 OPP Units were automatically forfeited.
On March 11, 2013, Boston Properties, Inc. announced that Owen D. Thomas would succeed Mortimer B. Zuckerman as its Chief Executive Officer, effective April 2, 2013. On April 2, 2013, the Company issued 24,231 LTIP units, 38,926 2013 MYLTIP Units and 50,847 non-qualified stock options under the 2012 Plan to Mr. Thomas, pursuant to his employment agreement. Mr. Zuckerman continued to serve as Executive Chairman for a transition period which was completed effective as of the close of business on December 31, 2014 and thereafter is continuing to serve as the non-executive Chairman of the Board of Boston Properties, Inc.  In connection with succession planning, Boston Properties, Inc. and Mr. Zuckerman entered into a Transition Benefits Agreement. If Mr. Zuckerman remained employed by Boston Properties, Inc. through July 1, 2014, he was entitled to receive on January 1, 2015 a lump sum cash payment of $6.7 million and an equity award with a targeted value of approximately $11.1 million. The cash payment and equity award vested one-third on each of March 10, 2013, October 1, 2013 and July 1, 2014. As a result, the Company recognized approximately $3.9 million and $13.8 million of compensation expense during the years ended December 31, 2014 and 2013, respectively. In addition, the agreement provided that if Mr. Zuckerman terminated his employment with Boston Properties, Inc. for any reason, voluntarily or involuntarily, he would become fully vested in any outstanding equity awards with time-based vesting. As a result, during the year ended December 31, 2013, the Company accelerated the remaining approximately $12.9 million of stock-based compensation expense associated with Mr. Zuckerman’s unvested long-term equity awards.
Boston Properties, Inc. issued 34,150, 23,968 and 36,730 shares of restricted common stock and Boston Properties Limited Partnership issued 190,563 (including 85,962 LTIP Units issued on January 1, 2015 to Mortimer B. Zuckerman, non-executive Chairman of the Board of Boston Properties, Inc., pursuant to the Transition Benefits Agreement dated March 10, 2013), 127,094 and 184,733 LTIP Units to employees and non-employee directors under the 2012 Plan during the years ended December 31, 2015, 2014 and 2013, respectively. Boston Properties, Inc. did not issue any non-qualified stock options under the 2012 Plan during the years ended December 31, 2015 and 2014. Boston Properties, Inc. issued 252,220 non-qualified stock options under the 2012 Plan during the year ended December 31, 2013. The amounts issued during 2013 include the amounts issued to Mr. Thomas pursuant to his employment agreement, as discussed above. Boston Properties Limited Partnership issued 318,926 2013 MYLTIP Units to employees under the 2012 Plan during the year ended December 31, 2013, including the amounts issued to Mr. Thomas pursuant to his employment agreement, as discussed above. Boston Properties Limited Partnership issued 485,459 2014 MYLTIP Units to employees under the 2012 Plan during the year ended December 31, 2014. Boston Properties Limited Partnership issued 375,000 2015 MYLTIP Units to employees under the 2012 Plan during the year ended December 31, 2015. Employees and directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit, OPP Unit and MYLTIP Unit. At the time of an award, LTIP Units do not have full economic parity with OP Units or Common Stock, but can achieve parity over time upon the occurrence of specified events in accordance with partnership tax rules. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted, as adjusted for forfeitures, and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Non-qualified stock options, which are valued using the Black-Scholes option-pricing model, are recognized as an expense ratably over the corresponding employee service period. As the 2012 OPP Awards, 2013 MYLTIP Awards, 2014 MYLTIP Awards and 2015 MYLTIP Awards are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2012 OPP Awards, 2013 MYLTIP Awards, 2014 MYLTIP Awards and 2015 MYLTIP Awards under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units was approximately $26.9 million, $26.0 million and $43.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, stock-based compensation expense includes approximately $2.5 million and $21.5 million, respectively, consisting of the acceleration of the expense of Boston Properties, Inc.’s Executive Chairman’s stock-based compensation awards and the stock-based compensation awards associated with his transition benefits agreement related to Boston Properties, Inc.’s succession planning. At December 31, 2015, there was $18.3 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units and 2012 OPP Units and $17.8 million of unrecognized compensation expense related to unvested 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.4 years.
The shares of restricted stock were valued at approximately $4.8 million ($140.88 per share weighted-average), $2.6 million ($109.27 per share weighted-average) and $3.9 million ($105.30 per share weighted-average) for the years ended December 31, 2015, 2014 and 2013, respectively.
LTIP Units were valued using a Monte Carlo simulation method model in accordance with the provisions of ASC 718. LTIP Units issued during the years ended December 31, 2015, 2014 and 2013 were valued at approximately $13.5 million (excluding the number issued to Mr. Zuckerman, as discussed above), $12.8 million and $17.8 million, respectively. The weighted-average per unit fair value of LTIP Unit grants in 2015, 2014 and 2013 was $128.94, $100.61 and $96.13, respectively. The per unit fair value of each LTIP Unit granted in 2015, 2014 and 2013 was estimated on the date of grant using the following assumptions; an expected life of 5.7 years, 5.7 years and 5.7 years, a risk-free interest rate of 1.47%, 1.84% and 1.03% and an expected price volatility of 26.0%, 27.0% and 26.0%, respectively.
There were no non-qualified stock options granted during the years ended December 31, 2015 and 2014. The non-qualified stock options granted during the year ended December 31, 2013 had a weighted-average fair value on the date of grant of $18.46 per option, which was computed using the Black-Scholes option-pricing model utilizing the following assumptions: an expected life of 6.0 years, a risk-free interest rate of 1.11%, an expected price volatility of 26.0% and an expected dividend yield of 3.0%. The exercise price of the options granted during the year ended December 31, 2013 was $105.10, which was the closing price of Boston Properties, Inc.’s Common Stock on the date of grant.

A summary of the status of Boston Properties, Inc.’s stock options as of December 31, 2015, 2014 and 2013 and changes during the years then ended are presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2012	294,527	$101.06
Granted	252,220	$104.50
Special dividend adjustment	12,076	$100.44
Outstanding at December 31, 2013	558,823	$100.43
Exercised	(21,459)	$97.04
Canceled	(2,444)	$103.57
Special dividend adjustment	18,392	$97.22
Outstanding at December 31, 2014	553,312	$97.21
Exercised	(11,447)	$92.50
Special dividend adjustment	5,264	$96.38
Outstanding at December 31, 2015	547,129	$96.38

The following table summarizes information about Boston Properties, Inc.’s stock options outstanding at December 31, 2015:

Options Outstanding			Options Exercisable
Number Outstanding at 12/31/15	Weighted-Average Remaining Contractual Life	Exercise Price	Number Exercisable at 12/31/15	Exercise Price
118,502	5.1 years	$86.86	118,502	$86.86
54,282	7.3 years	$95.69	27,141	$95.69
206,728	7.1 years	$98.46	168,332	$98.46
167,617	6.1 years	$100.77	151,396	$100.77

The total intrinsic value of the outstanding and exercisable stock options as of December 31, 2015 was approximately $14.6 million. In addition, Boston Properties, Inc. had 411,143 and 199,868 options exercisable at a weighted-average exercise price of $96.91 and $98.83 at December 31, 2014 and 2013, respectively.
Boston Properties, Inc. adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”) to encourage the ownership of Common Stock by eligible employees. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase on the business day immediately following the end of the biannual purchase periods (i.e., January 1-June 30 and July 1-December 31) shares of Common Stock at a purchase price equal to 85% of the average closing prices of the Common Stock during the last ten business days of the purchase period. Boston Properties, Inc. issued 6,199, 6,964 and 6,442 shares with the weighted average purchase price equal to $108.73 per share, $93.37 per share and $89.65 per share under the Stock Purchase Plan during the years ended December 31, 2015, 2014 and 2013, respectively.
18. Related Party Transactions
Prior to joining Boston Properties, Inc. effective January 2, 2014, Mr. John F. Powers provided commercial real estate brokerage services to the Company, on behalf of his prior employer, CBRE, in connection with certain leasing transactions. Mr. Powers received approximately $616,000, $1,214,000 and $592,000 during the years ended December 31, 2015, 2014 and 2013, respectively, in connection with these transactions. Mr. John F. Powers is an Executive Vice President of Boston Properties, Inc. and the Regional Manager of its New York office.
A firm controlled by Mr. Raymond A. Ritchey’s brother was paid aggregate leasing commissions of approximately $384,000, $674,000 and $868,000 for the years ended December 31, 2015, 2014 and 2013, respectively, related to certain exclusive leasing arrangements for certain Northern Virginia properties. Mr. Ritchey is a Senior Executive Vice President of Boston Properties, Inc.
In accordance with Boston Properties, Inc.’s 2012 Plan, and as approved by its Board of Directors, six non-employee directors made an election to receive deferred stock units in lieu of cash fees for 2015. The deferred stock units will be settled in shares of common stock upon the cessation of such director’s service on the Board of Directors of Boston Properties, Inc. As a result of these elections, the aggregate cash fees otherwise payable to a non-employee director during a fiscal quarter are converted into a number of deferred stock units equal to the aggregate cash fees divided by the last reported sales price of a share of Boston Properties, Inc.’s common stock on the last trading of the applicable fiscal quarter. The deferred stock units are also credited with dividend equivalents as dividends are paid by Boston Properties, Inc. On May 20, 2014, in connection with the cessation of a director’s service on the Board of Directors of Boston Properties, Inc., Boston Properties, Inc. issued 7,542 shares of common stock in settlement of the director’s outstanding deferred stock units. At December 31, 2015 and 2014, Boston Properties, Inc. had outstanding 93,044 and 84,435 deferred stock units, respectively.
19. Selected Interim Financial Information (unaudited)
Boston Properties, Inc.
The tables below reflect Boston Properties, Inc.’s selected quarterly information for the years ended December 31, 2015 and 2014.

	2015 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per share amounts)
Total revenue	$618,476	$618,221	$629,884	$624,240
Income before gains on sales of real estate	$114,086	$100,739	$123,792	$85,406
Net income attributable to Boston Properties, Inc. common shareholders	$171,182	$79,460	$184,082	$137,851
Income attributable to Boston Properties, Inc. per share—basic	$1.12	$0.52	$1.20	$0.90
Income attributable to Boston Properties, Inc. per share—diluted	$1.11	$0.52	$1.20	$0.90

	2014 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per share amounts)
Total revenue	$574,694	$589,794	$618,803	$613,707
Income before gains on sales of real estate	$67,756	$95,901	$109,038	$85,323
Net income attributable to Boston Properties, Inc. common shareholders	$54,034	$76,527	$127,724	$174,510
Income attributable to Boston Properties, Inc. per share—basic	$0.35	$0.50	$0.83	$1.14
Income attributable to Boston Properties, Inc. per share—diluted	$0.35	$0.50	$0.83	$1.14

Boston Properties Limited Partnership
The tables below reflect Boston Properties Limited Partnership’s selected quarterly information for the years ended December 31, 2015 and 2014.

	2015 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per unit amounts)
Total revenue	$618,476	$618,221	$629,884	$624,240
Income before gains on sales of real estate	$116,085	$102,737	$125,790	$87,404
Net income attributable to Boston Properties Limited Partnership common unitholders	$193,369	$90,852	$207,626	$156,901
Income attributable to Boston Properties Limited Partnership per unit—basic	$1.13	$0.53	$1.21	$0.92
Income attributable to Boston Properties Limited Partnership per unit—diluted	$1.12	$0.53	$1.21	$0.92

	2014 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per unit amounts)
Total revenue	$574,694	$589,794	$618,803	$613,707
Income before gains on sales of real estate	$69,781	$97,927	$111,066	$87,753
Net income attributable to Boston Properties Limited Partnership common unitholders	$62,219	$87,436	$144,715	$204,759
Income attributable to Boston Properties Limited Partnership per unit—basic	$0.37	$0.51	$0.85	$1.20
Income attributable to Boston Properties Limited Partnership per unit—diluted	$0.37	$0.51	$0.85	$1.20
20. Subsequent Events
On January 4, 2016 and January 6, 2016, 767 Fifth Partners LLC, the consolidated entity in which the Company has a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City, entered into two forward-starting interest rate swap contracts which fix the 10-year swap rate at an average of 2.403% per annum on notional amounts aggregating $50.0 million. The interest rate swap contracts were entered into in advance of a financing with a target commencement date in June 2017 and maturity in June 2027 (See Note 7).
On January 20, 2016, Boston Properties Limited Partnership completed a public offering of $1.0 billion in aggregate principal amount of its 3.650% senior unsecured notes due 2026. The notes were priced at 99.708% of the principal amount to yield an effective rate (including financing fees) of 3.766% to maturity. The notes will mature on February 1, 2026, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $988.9 million after deducting underwriting discounts and estimated transaction expenses.
On January 25, 2016, Boston Properties, Inc.’s Compensation Committee approved the 2016 Multi-Year, Long-Term Incentive Program (the “2016 MYLTIP”) awards under Boston Properties, Inc.’s 2012 Plan to certain officers and employees of

Boston Properties, Inc. The 2016 MYLTIP awards utilize Boston Properties, Inc.’s total stockholder return (“TSR”) over a three-year measurement period, on an annualized, compounded basis, as the performance metric. Earned awards will be based on Boston Properties, Inc.’s TSR relative to (i) the Cohen & Steers Realty Majors Portfolio Index (50% weight) and (ii) the NAREIT Office Index adjusted to include Vornado Realty Trust and exclude Boston Properties, Inc. (50% weight). Earned awards will range from zero to a maximum of approximately $49.3 million depending on Boston Properties, Inc.’s TSR relative to the two indices, with three tiers (threshold: approximately $9.9 million; target: approximately $19.7 million; high: approximately $49.3 million) and linear interpolation between tiers. Earned awards measured on the basis of relative TSR performance are subject to an absolute TSR component in the form of relatively simple modifiers that (A) reduce the level of earned awards in the event Boston Properties, Inc.’s annualized TSR is less than 0% and (B) cause some awards to be earned in the event Boston Properties, Inc.’s annualized TSR is more than 12% even though on a relative basis alone Boston Properties, Inc.’s TSR would not result in any earned awards. Earned awards (if any) will vest 50% on February 9, 2019 and 50% on February 9, 2020, based on continued employment. Vesting will be accelerated in the event of a change in control, termination of employment by Boston Properties, Inc. without cause, or termination of employment by the award recipient for good reason, death, disability or retirement. If there is a change of control prior to February 9, 2019, earned awards will be calculated based on TSR performance up to the date of the change of control. The 2016 MYLTIP awards are in the form of LTIP Units issued on the grant date which (i) are subject to forfeiture to the extent awards are not earned and (ii) prior to the performance measurement date are only entitled to one-tenth (10%) of the regular quarterly distributions payable on common partnership units. Under ASC 718, the 2016 MYLTIP awards have an aggregate value of approximately $17.3 million, which amount will generally be amortized into earnings over the four-year plan period under the graded vesting method.
On February 1, 2016, the Company completed the sale of its 415 Main Street property located in Cambridge, Massachusetts to the tenant for a gross sale price of approximately $105.4 million, which exceeds its carrying value.  As part of its lease signed on July 14, 2004, the tenant was granted a fixed price option to purchase the building at the beginning of the 11th lease year, which option was exercised by the tenant on October 22, 2014. 415 Main Street is an office/technical property with approximately 231,000 net rentable square feet.
On February 3, 2016, the Company entered into a lease termination agreement with a tenant for an approximately 85,000 square foot lease at its 250 West 55th Street property located in New York City.  The lease was scheduled to expire on February 28, 2035.  In consideration for the termination of the lease, the tenant paid the Company approximately $45.0 million, which will be recognized during the three months ending March 31, 2016.
On February 4, 2016, the measurement period for the Company’s 2013 MYLTIP awards ended and, based on Boston Properties, Inc.’s relative TSR performance, the final awards were determined to be 109.5% of target or an aggregate of approximately $13.5 million.
On February 8, 2016, Boston Properties, Inc. issued 18,521 shares of restricted common stock and Boston Properties Limited Partnership issued 139,435 LTIP units under the 2012 Plan to certain employees of Boston Properties, Inc.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Boston Properties, Inc.
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of Boston Properties, Inc.’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Boston Properties, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of Boston Properties, Inc.’s fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting is set forth on page 104 of this Annual Report on Form 10-K and is incorporated herein by reference.

Boston Properties Limited Partnership
As of the end of the period covered by this report, an evaluation was carried out by the management of Boston Properties, Inc., with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Boston Properties, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of its fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting is set forth on page 112 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table summarizes Boston Properties, Inc.’s equity compensation plans as of December 31, 2015.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders(1)	3,652,178	(2)	$96.38	(2)	10,367,628	(3)
Equity compensation plans not approved by security holders(4)	N/A		N/A		109,489
Total	3,652,178		$96.38		10,477,117
______________

(1)	Includes information related to BXP’s 1997 Plan and 2012 Plan.

(2)
Includes (a) 547,129 shares of common stock issuable upon the exercise of outstanding options (465,371 of which are vested and exercisable), (b) 1,831,714 long term incentive units (LTIP units) (1,460,018 of which are vested) that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (c) 25,740 common units issued upon conversion of LTIP units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (d) 476,320 2014 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (e) 309,818 2013 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (f) 368,414 2015 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock and (g) 93,043 deferred stock units which were granted pursuant to elections by certain of BXP’s non-employee directors to defer all cash compensation to be paid to such directors and to receive their deferred cash compensation in shares of BXP’s common stock upon their retirement from its Board of Directors. Does not include 67,367 shares of restricted stock, as they have been reflected in BXP’s total shares outstanding. Because there is no exercise price associated with LTIP units, 2013 MYLTIP Awards, 2014 MYLTIP Awards, 2015 MYLTP Awards or deferred stock units, such shares are not included in the weighed-average exercise price calculation.

(3)
Represents awards available for issuance under BXP’s 2012 Plan. “Full-value” awards (i.e., awards other than stock options) are multiplied by a 2.32 conversion ratio to calculate the number of shares available under the 2012 Plan that are used for each full-value award, as opposed to a 1.0 conversion ratio for each stock option awarded under the 2012 Plan.

(4)
Includes information related to the 1999 Non-Qualified Employee Stock Purchase Plan (ESPP). The ESPP was adopted by the Board of Directors of BXP on October 29, 1998. The ESPP has not been approved by BXP’s stockholders. The ESPP is available to all our employees that are employed on the first day of the purchase period. Under the ESPP, each eligible employee may purchase shares of our common stock at semi-annual intervals each year at a purchase price equal to 85% of the average closing prices of our common stock on the New York Stock Exchange during the last ten business days of the purchase period. Each eligible employee may contribute no more than $10,000 per year to purchase our common stock under the ESPP.

Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statement Schedule
Boston Properties, Inc. Schedule 3 - Real Estate and Accumulated Depreciation December 31, 2015 (dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)

				Land	Building
767 Fifth Avenue (the General Motors Building)	Office	New York, NY	$1,377,986	$1,796,252	$1,532,654	$45,800	$1,796,252	$1,578,454	$—	$—	$3,374,706	$128,488	1968	(1)
Embarcadero Center	Office	San Francisco, CA	348,886	179,697	847,410	332,276	195,987	1,163,396	—	—	1,359,383	542,103	1970/1989	(1)
Prudential Center	Office	Boston, MA	—	92,077	734,594	526,740	107,426	1,082,583	1,714	161,688	1,353,411	446,792	1965/1993/2002	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	110,972	354,107	796,423	—	—	1,150,530	265,266	1961	(1)
200 Clarendon Street and Garage (formerly the John Hancock Tower and Garage)	Office	Boston, MA	—	219,543	667,884	112,229	219,616	776,755	3,285	—	999,656	128,815	1976	(1)
601 Lexington Avenue	Office	New York, NY	699,061	241,600	494,782	231,812	289,639	677,238	1,317	—	968,194	250,128	1977/1997	(1)
250 West 55th Street	Office	New York, NY	—	285,263	603,167	16,488	285,263	619,655	—	—	904,918	28,349	2014	(1)
Times Square Tower	Office	New York, NY	—	165,413	380,438	84,722	169,193	461,380	—	—	630,573	164,767	2004	(1)
Carnegie Center	Office	Princeton, NJ	—	105,107	377,259	128,069	103,064	464,086	2,475	40,810	610,435	198,387	1983-1999	(1)
100 Federal Street	Office	Boston, MA	—	131,067	435,954	15,555	131,067	450,933	576	—	582,576	60,125	1971-1975	(1)
Atlantic Wharf	Office	Boston, MA	—	63,988	454,537	16,376	63,988	470,913	—	—	534,901	70,552	2011	(1)
510 Madison Avenue	Office	New York, NY	—	103,000	253,665	19,575	103,000	273,240	—	—	376,240	34,640	2012	(1)
Fountain Square	Office	Reston, VA	213,499	56,853	306,298	12,459	56,853	318,757	—	—	375,610	39,508	1986-1990	(1)
599 Lexington Avenue	Office	New York, NY	750,000	81,040	100,507	149,551	87,852	243,246	—	—	331,098	160,354	1986	(1)
680 Folsom Street	Office	San Francisco, CA	—	72,545	219,766	7,348	72,545	227,114	—	—	299,659	13,091	2014	(1)
South of Market and Democracy Tower	Office	Reston, VA	—	13,603	237,479	11,977	13,687	249,372	—	—	263,059	70,437	2008-2009	(1)
Bay Colony Corporate Center	Office	Waltham, MA	—	18,789	148,451	65,997	18,789	214,448	—	—	233,237	40,812	1985-1989	(1)
Gateway Center	Office	San Francisco, CA	—	28,255	139,245	54,027	30,627	190,900	—	—	221,527	94,083	1984/1986/2002	(1)
535 Mission Street	Office	San Francisco, CA	—	40,933	148,378	—	40,933	148,378	—	—	189,311	3,221	2015	(1)
2200 Pennsylvania Avenue	Office	Washington, DC	—	—	183,541	5,230	—	188,771	—	—	188,771	33,039	2011	(1)
Mountain View Research Park	Office	Mountain View, CA	—	95,066	68,373	5,581	95,066	73,954	—	—	169,020	9,581	1977-1981/2007-2013	(1)
Reservoir Place	Office	Waltham, MA	—	18,605	92,619	46,547	20,118	128,975	—	8,678	157,771	57,706	1955/1987	(1)
1333 New Hampshire Avenue	Office	Washington, DC	—	34,032	85,660	10,841	35,382	95,151	—	—	130,533	35,457	1996	(1)
Kingstowne Towne Center	Office	Alexandria, VA	—	18,021	109,038	1,276	18,062	110,273	—	—	128,335	33,374	2003-2006	(1)
1330 Connecticut Avenue	Office	Washington, DC	—	25,982	82,311	19,098	27,135	100,256	—	—	127,391	45,063	1984	(1)
Capital Gallery	Office	Washington, DC	—	4,725	29,565	88,569	8,662	114,197	—	—	122,859	57,489	1981/2006	(1)
Weston Corporate Center	Office	Weston, MA	—	25,753	92,312	(123)	25,854	92,088	—	—	117,942	17,023	2010	(1)
One Freedom Square	Office	Reston, VA	—	9,929	84,504	19,613	11,293	102,753	—	—	114,046	41,106	2000	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	21,374	15,420	97,623	—	—	113,043	41,164	2001	(1)

Boston Properties, Inc. Schedule 3 - Real Estate and Accumulated Depreciation December 31, 2015 (dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)

				Land	Building
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	22,385	16,179	88,854	—	—	105,033	37,165	1999	(1)
Discovery Square	Office	Reston, VA	—	11,198	71,782	21,234	12,533	91,681	—	—	104,214	35,835	2001	(1)
415 Main Street	Office	Cambridge, MA	—	3,457	97,136	2,986	4,125	99,454	—	—	103,579	59,405	2006	(1)
355 Main Street	Office	Cambridge, MA	—	18,863	53,346	28,822	21,173	79,858	—	—	101,031	23,372	1981/1996/2013	(1)
140 Kendrick Street	Office	Needham, MA	—	18,095	66,905	15,075	19,092	80,983	—	—	100,075	23,191	2000	(1)
90 Broadway	Office	Cambridge, MA	—	19,104	52,078	17,386	20,785	67,783	—	—	88,568	14,394	1983/1998/2013	(1)
230 CityPoint	Office	Waltham, MA	—	13,189	49,823	18,800	13,593	68,219	—	—	81,812	20,265	1992	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	8,907	11,097	68,889	—	—	79,986	24,699	2003	(1)
77 CityPoint	Office	Waltham, MA	—	13,847	60,383	5,605	13,873	65,962	—	—	79,835	18,930	2008	(1)
North First Business Park	Office	San Jose, CA	—	58,402	13,069	4,028	23,377	16,214	35,908	—	75,499	14,139	1981	(1)
300 Binney Street	Office	Cambridge, MA	—	18,080	51,262	140	18,080	51,402	—	—	69,482	4,375	2013	(1)
2440 West El Camino Real	Office	Mountain View, CA	—	16,741	51,285	1,422	16,741	52,707	—	—	69,448	8,185	1987/2003	(1)
Reston Corporate Center	Office	Reston, VA	—	9,135	50,857	6,464	10,148	56,308	—	—	66,456	23,962	1984	(1)
Wisconsin Place	Office	Chevy Chase, MD	—	—	53,349	12,787	—	66,136	—	—	66,136	18,272	2009	(1)
New Dominion Technology Park, Bldg. Two	Office	Herndon, VA	—	5,584	51,868	3,911	6,510	54,853	—	—	61,363	20,110	2004	(1)
Sumner Square	Office	Washington, DC	—	624	28,745	26,196	1,478	54,087	—	—	55,565	26,923	1985	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	10,102	16,813	34,420	—	—	51,233	18,034	1999	(1)
New Dominion Technology Park, Bldg. One	Office	Herndon, VA	38,494	3,880	43,227	3,883	4,583	46,407	—	—	50,990	22,760	2001	(1)
191 Spring Street	Office	Lexington, MA	—	2,850	27,166	18,610	3,151	45,475	—	—	48,626	32,535	1971/1995	(1)
University Place	Office	Cambridge, MA	10,788	—	37,091	9,483	390	46,184	—	—	46,574	23,635	1985	(1)
2600 Tower Oaks Boulevard	Office	Rockville, MD	—	4,243	31,125	8,656	4,785	39,239	—	—	44,024	18,386	2001	(1)
255 Main Street	Office	Cambridge, MA	—	134	25,110	18,559	548	43,255	—	—	43,803	27,153	1987	(1)
Quorum Office Park	Office	Chelmsford, MA	—	3,750	32,454	5,814	5,187	36,831	—	—	42,018	14,671	2001	(1)
500 E Street	Office	Washington, DC	—	109	22,420	13,144	2,379	33,294	—	—	35,673	22,616	1987	(1)
150 Broadway	Office	Cambridge, MA	—	850	25,042	8,623	1,323	33,192	—	—	34,515	14,073	1999	(1)
325 Main Street	Office	Cambridge, MA	—	174	12,200	12,368	965	23,777	—	—	24,742	11,339	1987/2013	(1)
105 Broadway	Office	Cambridge, MA	—	1,299	12,943	7,177	2,395	19,024	—	—	21,419	12,556	1990	(1)
40 Shattuck Road	Office	Andover, MA	—	709	14,740	3,184	893	17,740	—	—	18,633	6,846	2001	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	16,099	1,264	17,259	—	—	18,523	11,730	1982	(1)
201 Spring Street	Office	Lexington, MA	—	2,849	15,303	(154)	3,124	14,874	—	—	17,998	6,987	1997	(1)
The Point (formerly 99 Third Avenue Retail)	Office	Waltham, MA	—	6,395	10,040	—	6,395	10,040	—	—	16,435	76	2015	(1)
91 Hartwell Avenue	Office	Lexington, MA	—	784	6,464	8,192	941	14,499	—	—	15,440	8,525	1985	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	8,034	802	14,574	—	—	15,376	11,412	1985	(1)
690 Folsom Street	Office	San Francisco, CA	—	3,219	11,038	—	3,219	11,038	—	—	14,257	334	2015	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	4,340	1,858	10,745	—	—	12,603	7,071	1990	(1)
181 Spring Street	Office	Lexington, MA	—	1,066	9,520	1,993	1,160	11,419	—	—	12,579	4,580	1999	(1)

Boston Properties, Inc. Schedule 3 - Real Estate and Accumulated Depreciation December 31, 2015 (dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)

				Land	Building
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	8,787	425	11,862	—	—	12,287	6,586	1979	(1)
145 Broadway	Office	Cambridge, MA	—	121	5,535	5,305	324	10,637	—	—	10,961	7,864	1984	(1)
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	520	791	9,667	—	—	10,458	4,355	1997	(1)
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	4,218	659	7,773	—	—	8,432	6,052	1982	(1)
250 Binney Street	Office	Cambridge, MA	—	110	4,483	3,593	273	7,913	—	—	8,186	4,303	1983	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	1,880	1,430	6,296	—	—	7,726	3,226	1987	(1)
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	2,684	601	6,731	—	—	7,332	5,336	1984	(1)
453 Ravendale Drive	Office	Mountain View, CA	—	5,477	1,090	235	5,479	1,323	—	—	6,802	265	1977	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	2,617	406	6,098	—	—	6,504	4,499	1985	(1)
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,773	709	661	5,429	—	—	6,090	4,626	2002	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	4,924	551	5,451	—	—	6,002	3,849	1986	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	1,615	775	4,047	—	—	4,822	2,639	1989	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	1,003	93	3,618	—	—	3,711	2,464	1988	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	1,735	398	3,183	—	—	3,581	2,345	1984	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	1,661	613	2,839	—	—	3,452	2,233	1982	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	1,193	314	2,990	—	—	3,304	1,786	1968-1979/1987	(1)
164 Lexington Road	Office	Billerica, MA	—	592	1,370	319	643	1,638	—	—	2,281	786	1982	(1)
17 Hartwell Avenue	Office	Lexington, MA	—	26	150	614	65	725	—	—	790	323	1968	(1)
The Avant at Reston Town Center	Residential	Reston, VA	—	20,350	91,995	813	20,350	92,808	—	—	113,158	4,833	2014	(1)
The Lofts at Atlantic Wharf	Residential	Boston, MA	—	3,529	54,891	1,579	3,529	56,470	—	—	59,999	6,596	2011	(1)
Boston Marriott Cambridge	Hotel	Cambridge, MA	—	478	37,918	35,665	1,201	72,860	—	—	74,061	48,162	1986	(1)
Kendall Center Green Garage (formerly Cambridge Center East Garage)	Garage	Cambridge, MA	—	—	35,035	4,254	103	39,186	—	—	39,289	8,610	1984	(1)
Kendall Center Yellow Garage (formerly Cambridge Center West Garage)	Garage	Cambridge, MA	—	1,256	15,697	1,571	1,434	17,090	—	—	18,524	4,269	2006	(1)
Kendall Center Blue Garage (formerly Cambridge Center North Garage)	Garage	Cambridge, MA	—	1,163	11,633	2,770	1,579	13,987	—	—	15,566	8,941	1990	(1)
Salesforce Tower	Development	San Francisco, CA	—	—	—	429,767	—	—	—	429,767	429,767	—	N/A	N/A
601 Massachusetts Avenue	Development	Washington, DC	—	—	—	253,176	95,322	140,791	—	17,063	253,176	1,531	N/A	N/A
10 CityPoint	Development	Waltham, MA	—	—	—	70,389	163	—	—	70,226	70,389	—	N/A	N/A
Reston Signature Site	Development	Reston, VA	—	—	—	38,886	—	—	12,678	26,208	38,886	—	N/A	N/A
Cambridge Residential / 88 Ames	Development	Cambridge, MA	—	—	—	9,495	—	—	—	9,495	9,495	—	N/A	N/A

Boston Properties, Inc. Schedule 3 - Real Estate and Accumulated Depreciation December 31, 2015 (dollars in thousands)

Property Name	Type	Location	Encumbrances		Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)

					Land	Building
Springfield Metro Center	Land	Springfield, VA	—		—	—	34,870	—	—	34,870	—	34,870	—	N/A	N/A
Tower Oaks Master Plan	Land	Rockville, MD	—		—	—	29,022	—	—	29,022	—	29,022	—	N/A	N/A
Plaza at Almaden	Land	San Jose, CA	—		—	—	29,010	—	—	29,010	—	29,010	—	N/A	N/A
6601 & 6605 Springfield Center Drive	Land	Springfield, VA	—		—	—	13,866	—	—	13,866	—	13,866	—	N/A	N/A
214 Third Avenue	Land	Waltham, MA	—		—	—	13,415	—	132	13,283	—	13,415	—	N/A	N/A
103 Fourth Avenue	Land	Waltham, MA	—		—	—	11,927	—	—	11,927	—	11,927	—	N/A	N/A
Reston Gateway	Land	Reston, VA	—		—	—	10,294	—	—	10,294	—	10,294	—	N/A	N/A
20 CityPoint	Land	Waltham, MA	—		—	—	10,258	—	—	10,258	—	10,258	—	N/A	N/A
Reston Eastgate	Land	Reston, VA	—		—	—	9,215	—	—	9,215	—	9,215	—	N/A	N/A
Washingtonian North	Land	Gaithersburg, MD	—		—	—	8,836	—	—	8,836	—	8,836	—	N/A	N/A
Crane Meadow	Land	Marlborough, MA	—		—	—	8,727	—	—	8,727	—	8,727	—	N/A	N/A
Broad Run Business Park	Land	Loudoun County, VA	—		—	—	6,399	—	—	6,399	—	6,399	—	N/A	N/A
North First Master Plan	Land	San Jose, CA	—		—	—	2,999	—	—	2,999	—	2,999	—	N/A	N/A
Fourth and Harrison (formerly 425 Fourth Street)	Land	San Francisco, CA	—		—	—	2,920	—	—	2,920	—	2,920	—	N/A	N/A
Kendall Center Master Plan (formerly Cambridge Master Plan)	Land	Cambridge, MA	—		—	—	1,403	—	—	1,403	—	1,403	—	N/A	N/A
30 Shattuck Road	Land	Andover, MA	—		—	—	1,213	—	—	1,213	—	1,213	—	N/A	N/A
			$3,438,714	(2)	$4,602,809	$11,248,289	$3,600,585	$4,806,021	$13,629,532	$252,195	$763,935	$19,451,683	$3,905,940

Note: Total Real Estate does not include Furniture, Fixtures and Equipment totaling approximately $29,852. Accumulated Depreciation does not include approximately $19,954 of accumulated depreciation related to Furniture, Fixtures and Equipment.

The aggregate cost and accumulated depreciation for tax purposes was approximately $15.0 billion and $3.0 billion, respectively.

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

(2)	Includes the unamortized balance of the historical fair value adjustment totaling approximately $80.2 million.

Boston Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2015
(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2015	2014	2013
Real Estate:
Balance at the beginning of the year	$19,208,417	$18,953,601	$14,869,887
Additions to/improvements of real estate	700,792	594,296	4,410,622
Assets sold/written-off	(457,526)	(339,480)	(326,908)
Balance at the end of the year	$19,451,683	$19,208,417	$18,953,601
Accumulated Depreciation:
Balance at the beginning of the year	$3,529,978	$3,145,701	$2,919,479
Depreciation expense	486,450	456,176	419,908
Assets sold/written-off	(110,488)	(71,899)	(193,686)
Balance at the end of the year	$3,905,940	$3,529,978	$3,145,701

Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2015 (dollars in thousands)

				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
767 Fifth Avenue (the General Motors Building)	Office	New York, NY	$1,377,986	$1,796,252	$1,532,654	$45,800	$1,796,252	$1,578,454	$—	$—	$3,374,706	$128,488	1968	(1)
Prudential Center	Office	Boston, MA	—	92,077	734,594	466,370	92,328	1,037,311	1,714	161,688	1,293,041	435,437	1965/1993/2002	(1)
Embarcadero Center	Office	San Francisco, CA	348,886	179,697	847,410	269,895	180,420	1,116,582	—	—	1,297,002	530,307	1970/1989	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	51,364	339,200	751,722	—	—	1,090,922	254,028	1961	(1)
200 Clarendon Street and Garage (formerly the John Hancock Tower and Garage)	Office	Boston, MA	—	219,543	667,884	112,229	219,616	776,755	3,285	—	999,656	128,815	1976	(1)
601 Lexington Avenue	Office	New York, NY	699,061	241,600	494,782	190,393	279,281	646,177	1,317	—	926,775	242,358	1977/1997	(1)
250 West 55th Street	Office	New York, NY	—	285,263	603,167	16,488	285,263	619,655	—	—	904,918	28,349	2014	(1)
Carnegie Center	Office	Princeton, NJ	—	105,107	377,259	110,751	98,733	451,099	2,475	40,810	593,117	195,128	1983-1999	(1)
Times Square Tower	Office	New York, NY	—	165,413	380,438	46,743	159,694	432,900	—	—	592,594	157,622	2004	(1)
100 Federal Street	Office	Boston, MA	—	131,067	435,954	15,555	131,067	450,933	576	—	582,576	60,125	1971-1975	(1)
Atlantic Wharf	Office	Boston, MA	—	63,988	454,537	16,376	63,988	470,913	—	—	534,901	70,552	2011	(1)
510 Madison Avenue	Office	New York, NY	—	103,000	253,665	19,575	103,000	273,240	—	—	376,240	34,640	2012	(1)
Fountain Square	Office	Reston, VA	213,499	56,853	306,298	12,459	56,853	318,757	—	—	375,610	39,508	1986-1990	(1)
599 Lexington Avenue	Office	New York, NY	750,000	81,040	100,507	122,309	81,040	222,816	—	—	303,856	155,235	1986	(1)
680 Folsom Street	Office	San Francisco, CA	—	72,545	219,766	7,348	72,545	227,114	—	—	299,659	13,091	2014	(1)
South of Market and Democracy Tower	Office	Reston, VA	—	13,603	237,479	11,641	13,603	249,120	—	—	262,723	70,389	2008-2009	(1)
Bay Colony Corporate Center	Office	Waltham, MA	—	18,789	148,451	65,997	18,789	214,448	—	—	233,237	40,812	1985-1989	(1)
Gateway Center	Office	San Francisco, CA	—	28,255	139,245	47,638	29,029	186,109	—	—	215,138	92,882	1984/1986/2002	(1)
535 Mission Street	Office	San Francisco, CA	—	40,933	148,378	—	40,933	148,378	—	—	189,311	3,221	2015	(1)
2200 Pennsylvania Avenue	Office	Washington, DC	—	—	183,541	5,230	—	188,771	—	—	188,771	33,039	2011	(1)
Mountain View Research Park	Office	Mountain View, CA	—	95,066	68,373	5,581	95,066	73,954	—	—	169,020	9,581	1977-1981/2007-2013	(1)
Reservoir Place	Office	Waltham, MA	—	18,605	92,619	42,472	19,099	125,919	—	8,678	153,696	56,939	1955/1987	(1)
Kingstowne Towne Center	Office	Alexandria, VA	—	18,021	109,038	1,112	18,021	110,150	—	—	128,171	33,350	2003-2006	(1)
1333 New Hampshire Avenue	Office	Washington, DC	—	34,032	85,660	5,447	34,032	91,107	—	—	125,139	34,441	1996	(1)
1330 Connecticut Avenue	Office	Washington, DC	—	25,982	82,311	14,485	25,982	96,796	—	—	122,778	44,193	1984	(1)
Weston Corporate Center	Office	Weston, MA	—	25,753	92,312	(123)	25,854	92,088	—	—	117,942	17,023	2010	(1)
Capital Gallery	Office	Washington, DC	—	4,725	29,565	78,438	6,128	106,600	—	—	112,728	55,581	1981/2006	(1)
One Freedom Square	Office	Reston, VA	—	9,929	84,504	13,976	9,883	98,526	—	—	108,409	40,044	2000	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	15,162	13,866	92,965	—	—	106,831	39,996	2001	(1)
415 Main Street	Office	Cambridge, MA	—	3,457	97,136	316	3,457	97,452	—	—	100,909	58,907	2006	(1)
355 Main Street	Office	Cambridge, MA	—	18,863	53,346	28,524	21,098	79,635	—	—	100,733	23,319	1981/1996/2013	(1)
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	17,967	15,074	85,541	—	—	100,615	36,334	1999	(1)
Discovery Square	Office	Reston, VA	—	11,198	71,782	15,689	11,146	87,523	—	—	98,669	34,789	2001	(1)
140 Kendrick Street	Office	Needham, MA	—	18,095	66,905	11,085	18,095	77,990	—	—	96,085	22,441	2000	(1)

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2015 (dollars in thousands)

				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
90 Broadway	Office	Cambridge, MA	—	19,104	52,078	17,207	20,741	67,648	—	—	88,389	14,366	1983/1998/2013	(1)
230 CityPoint	Office	Waltham, MA	—	13,189	49,823	17,183	13,189	67,006	—	—	80,195	19,965	1992	(1)
77 CityPoint	Office	Waltham, MA	—	13,847	60,383	5,500	13,847	65,883	—	—	79,730	18,914	2008	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	5,920	10,350	66,649	—	—	76,999	24,136	2003	(1)
North First Business Park	Office	San Jose, CA	—	58,402	13,069	4,005	23,371	16,197	35,908	—	75,476	14,139	1981	(1)
300 Binney Street	Office	Cambridge, MA	—	18,080	51,262	140	18,080	51,402	—	—	69,482	4,375	2013	(1)
2440 West El Camino Real	Office	Mountain View, CA	—	16,741	51,285	1,422	16,741	52,707	—	—	69,448	8,185	1987/2003	(1)
Wisconsin Place	Office	Chevy Chase, MD	—	—	53,349	12,787	—	66,136	—	—	66,136	18,272	2009	(1)
Reston Corporate Center	Office	Reston, VA	—	9,135	50,857	3,853	9,496	54,349	—	—	63,845	23,471	1984	(1)
New Dominion Technology Park, Bldg. Two	Office	Herndon, VA	—	5,584	51,868	166	5,574	52,044	—	—	57,618	19,401	2004	(1)
Sumner Square	Office	Washington, DC	—	624	28,745	24,116	958	52,527	—	—	53,485	26,534	1985	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	7,441	16,148	32,424	—	—	48,572	17,532	1999	(1)
New Dominion Technology Park, Bldg. One	Office	Herndon, VA	38,494	3,880	43,227	1,074	3,880	44,301	—	—	48,181	22,230	2001	(1)
191 Spring Street	Office	Lexington, MA	—	2,850	27,166	17,411	2,850	44,577	—	—	47,427	32,307	1971/1995	(1)
University Place	Office	Cambridge, MA	10,788	—	37,091	8,033	27	45,097	—	—	45,124	23,365	1985	(1)
255 Main Street	Office	Cambridge, MA	—	134	25,110	16,903	134	42,013	—	—	42,147	26,843	1987	(1)
2600 Tower Oaks Boulevard	Office	Rockville, MD	—	4,243	31,125	6,493	4,244	37,617	—	—	41,861	17,977	2001	(1)
Quorum Office Park	Office	Chelmsford, MA	—	3,750	32,454	4,115	4,762	35,557	—	—	40,319	14,352	2001	(1)
150 Broadway	Office	Cambridge, MA	—	850	25,042	6,618	822	31,688	—	—	32,510	13,693	1999	(1)
500 E Street	Office	Washington, DC	—	109	22,420	9,904	1,569	30,864	—	—	32,433	22,008	1987	(1)
325 Main Street	Office	Cambridge, MA	—	174	12,200	11,597	772	23,199	—	—	23,971	11,192	1987/2013	(1)
105 Broadway	Office	Cambridge, MA	—	1,299	12,943	5,071	1,868	17,445	—	—	19,313	12,158	1990	(1)
40 Shattuck Road	Office	Andover, MA	—	709	14,740	2,448	709	17,188	—	—	17,897	6,707	2001	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	15,335	1,073	16,686	—	—	17,759	11,589	1982	(1)
201 Spring Street	Office	Lexington, MA	—	2,849	15,303	(1,253)	2,849	14,050	—	—	16,899	6,779	1997	(1)
The Point (formerly 99 Third Avenue Retail)	Office	Waltham, MA	—	6,395	10,040	—	6,395	10,040	—	—	16,435	76	2015	(1)
91 Hartwell Avenue	Office	Lexington, MA	—	784	6,464	7,565	784	14,029	—	—	14,813	8,405	1985	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	7,305	619	14,028	—	—	14,647	11,274	1985	(1)
690 Folsom Street	Office	San Francisco, CA	—	3,219	11,038	—	3,219	11,038	—	—	14,257	334	2015	(1)
181 Spring Street	Office	Lexington, MA	—	1,066	9,520	1,616	1,066	11,136	—	—	12,202	4,509	1999	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	8,150	266	11,384	—	—	11,650	6,466	1979	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	3,351	1,611	10,003	—	—	11,614	6,882	1990	(1)
145 Broadway	Office	Cambridge, MA	—	121	5,535	4,492	121	10,027	—	—	10,148	7,713	1984	(1)
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	15	665	9,288	—	—	9,953	4,259	1997	(1)
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	3,525	486	7,253	—	—	7,739	5,922	1982	(1)

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2015 (dollars in thousands)

				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
250 Binney Street	Office	Cambridge, MA	—	110	4,483	2,939	110	7,422	—	—	7,532	4,183	1983	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	1,466	1,327	5,985	—	—	7,312	3,145	1987	(1)
453 Ravendale Drive	Office	Mountain View, CA	—	5,477	1,090	233	5,477	1,323	—	—	6,800	265	1977	(1)
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	2,090	453	6,285	—	—	6,738	5,225	1984	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	2,084	273	5,698	—	—	5,971	4,399	1985	(1)
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,773	497	608	5,270	—	—	5,878	4,586	2002	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	4,231	378	4,931	—	—	5,309	3,719	1986	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	1,264	687	3,784	—	—	4,471	2,570	1989	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	822	47	3,483	—	—	3,530	2,432	1988	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	1,352	303	2,895	—	—	3,198	2,275	1984	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	1,348	535	2,604	—	—	3,139	2,173	1982	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	607	168	2,550	—	—	2,718	1,674	1968-1979/1987	(1)
164 Lexington Road	Office	Billerica, MA	—	592	1,370	117	592	1,487	—	—	2,079	745	1982	(1)
17 Hartwell Avenue	Office	Lexington, MA	—	26	150	457	26	607	—	—	633	293	1968	(1)
The Avant at Reston Town Center	Residential	Reston, VA	—	20,350	91,995	813	20,350	92,808	—	—	113,158	4,833	2014	(1)
The Lofts at Atlantic Wharf	Residential	Boston, MA	—	3,529	54,891	1,579	3,529	56,470	—	—	59,999	6,596	2011	(1)
Boston Marriott Cambridge	Hotel	Cambridge, MA	—	478	37,918	32,774	478	70,692	—	—	71,170	47,620	1986	(1)
Kendall Center Green Garage (formerly Cambridge Center East Garage)	Garage	Cambridge, MA	—	—	35,035	3,840	—	38,875	—	—	38,875	8,534	1984	(1)
Kendall Center Yellow Garage (formerly Cambridge Center West Garage)	Garage	Cambridge, MA	—	1,256	15,697	859	1,256	16,556	—	—	17,812	4,140	2006	(1)
Kendall Center Blue Garage (formerly Cambridge Center North Garage)	Garage	Cambridge, MA	—	1,163	11,633	1,105	1,163	12,738	—	—	13,901	8,630	1990	(1)
Salesforce Tower	Development	San Francisco, CA	—	—	—	429,767	—	—	—	429,767	429,767	—	N/A	N/A
601 Massachusetts Avenue	Development	Washington, DC	—	—	—	253,166	95,312	140,791	—	17,063	253,166	1,531	N/A	N/A
10 CityPoint	Development	Waltham, MA	—	—	—	70,226	—	—	—	70,226	70,226	—	N/A	N/A
Reston Signature Site	Development	Reston, VA	—	—	—	38,886	—	—	12,678	26,208	38,886	—	N/A	N/A
Cambridge Residential / 88 Ames	Development	Cambridge, MA	—	—	—	9,495	—	—	—	9,495	9,495	—	N/A	N/A
Springfield Metro Center	Land	Springfield, VA	—	—	—	34,870	—	—	34,870	—	34,870	—	N/A	N/A
Tower Oaks Master Plan	Land	Rockville, MD	—	—	—	29,022	—	—	29,022	—	29,022	—	N/A	N/A
Plaza at Almaden	Land	San Jose, CA	—	—	—	29,010	—	—	29,010	—	29,010	—	N/A	N/A

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2015 (dollars in thousands)

					Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances		Land	Building
6601 & 6605 Springfield Center Drive	Land	Springfield, VA	—		—	—	13,866	—	—	13,866	—	13,866	—	N/A	N/A
214 Third Avenue	Land	Waltham, MA	—		—	—	13,415	—	132	13,283	—	13,415	—	N/A	N/A
103 Fourth Avenue	Land	Waltham, MA	—		—	—	11,927	—	—	11,927	—	11,927	—	N/A	N/A
Reston Gateway	Land	Reston, VA	—		—	—	10,294	—	—	10,294	—	10,294	—	N/A	N/A
20 CityPoint	Land	Waltham, MA	—		—	—	10,258	—	—	10,258	—	10,258	—	N/A	N/A
Reston Eastgate	Land	Reston, VA	—		—	—	9,215	—	—	9,215	—	9,215	—	N/A	N/A
Washingtonian North	Land	Gaithersburg, MD	—		—	—	8,836	—	—	8,836	—	8,836	—	N/A	N/A
Crane Meadow	Land	Marlborough, MA	—		—	—	8,727	—	—	8,727	—	8,727	—	N/A	N/A
Broad Run Business Park	Land	Loudoun County, VA	—		—	—	6,399	—	—	6,399	—	6,399	—	N/A	N/A
North First Master Plan	Land	San Jose, CA	—		—	—	2,999	—	—	2,999	—	2,999	—	N/A	N/A
Fourth and Harrison (formerly 425 Fourth Street)	Land	San Francisco, CA	—		—	—	2,920	—	—	2,920	—	2,920	—	N/A	N/A
Kendall Center Master Plan (formerly Cambridge Master Plan)	Land	Cambridge, MA	—		—	—	1,403	—	—	1,403	—	1,403	—	N/A	N/A
30 Shattuck Road	Land	Andover, MA	—		—	—	1,213	—	—	1,213	—	1,213	—	N/A	N/A
			$3,438,714	(2)	$4,602,809	$11,248,289	$3,180,191	$4,700,793	$13,314,366	$252,195	$763,935	$19,031,289	$3,826,862

Note: Total Real Estate does not include Furniture, Fixtures and Equipment totaling approximately $29,852. Accumulated Depreciation does not include approximately $19,954 of accumulated depreciation related to Furniture, Fixtures and Equipment.
The aggregate cost and accumulated depreciation for tax purposes was approximately $16.8 billion and $3.4 billion, respectively.

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

(2)	Includes the unamortized balance of the historical fair value adjustment totaling approximately $80.2 million.

Boston Properties Limited Partnership
Real Estate and Accumulated Depreciation
December 31, 2015
(dollars in thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	2015	2014	2013
Real Estate:
Balance at the beginning of the year	$18,786,572	$18,523,277	$14,431,521
Additions to/improvements of real estate	700,792	594,296	4,410,622
Assets sold/written-off	(456,075)	(331,001)	(318,866)
Balance at the end of the year	$19,031,289	$18,786,572	$18,523,277
Accumulated Depreciation:
Balance at the beginning of the year	$3,458,640	$3,081,040	$2,862,302
Depreciation expense	478,457	447,667	411,860
Assets sold/written-off	(110,235)	(70,067)	(193,122)
Balance at the end of the year	$3,826,862	$3,458,640	$3,081,040
Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

(b) Exhibits

2.1	-
Transfer Agreement, dated May 31, 2013, by and among BP 767 Fifth LLC, Sungate Fifth Avenue LLC, 767 LLC and BP/DC 767 Fifth LLC. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on June 3, 2013.)

2.2	-
Purchase and Sale Agreement by and among NBIM Walker 601 LEX NYC LLC, NBIM Walker 100 FED BOS LLC, NBIM Walker ATW BOS LLC and Boston Properties Limited Partnership, dated September 16, 2014. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on September 18, 2014).

3.1	-
Form of Amended and Restated Certificate of Incorporation of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

3.2	-
Amended and Restated Certificate of Designations of Series E Junior Participating Cumulative Preferred Stock of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on June 18, 2007.)

3.3	-
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 20, 2010.)

3.4	-
Certificate of Designations of 92,000 shares of 5.25% Series B Cumulative Redeemable Preferred Stock of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 8-A of Boston Properties, Inc. filed on March 22, 2013.)

3.5	-	Second Amended and Restated Bylaws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on October 24, 2008.)
3.6	-	Amendment to Second Amended and Restated By-laws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 20, 2010.)
3.7	-
Amendment No. 2 to Second Amended and Restated By-laws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on April 22, 2014.)

3.8	-
Amendment No. 3 to Second Amended and Restated By-laws of Boston Properties, Inc., effective as of February 24, 2015. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on February 24, 2015.)

3.9	-	Form of Certificate of Designations for Series A Preferred Stock. (Incorporated by reference to Exhibit 99.26 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)
4.1	-
Shareholder Rights Agreement, dated as of June 18, 2007, between Boston Properties, Inc. and Computershare Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on June 18, 2007.)

4.2	-	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.3 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)
4.3	-
Master Deposit Agreement among Boston Properties, Inc., Computershare Inc. and Computershare Trust Company, N.A., collectively, as depositary, and the holders from time to time of depositary shares as described therein, dated March 22, 2013. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Boston Properties, Inc. filed on March 22, 2013.)

4.4	-
Indenture, dated as of December 13, 2002, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Current Report on Form 8-K/A filed on December 13, 2002.)

4.5	-
Supplemental Indenture No. 8, dated as of October 9, 2009, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 5.875% Senior Note due 2019. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on October 9, 2009.)

4.6	-
Supplemental Indenture No. 9, dated as of April 19, 2010, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 5.625% Senior Note due 2020. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on April 19, 2010.)

4.7	-
Supplemental Indenture No. 10, dated as of November 18, 2010, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 4.125% Senior Note due 2021 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on November 18, 2010.)

4.8	-
Supplemental Indenture No. 11, dated as of November 10, 2011, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.700% Senior Note due 2018. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on November 10, 2011.)

4.9	-
Supplemental Indenture No. 12, dated as of June 11, 2012, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.85% Senior Note due 2023. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on June 11, 2012.)

4.10	-
Supplemental Indenture No. 13, dated as of April 11, 2013, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.125% Senior Note due 2023. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on April 11, 2013.)

4.11	-
Supplemental Indenture No. 14, dated as of June 27, 2013, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.800% Senior Note due 2024. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on July 1, 2013.)

4.12	-
Supplemental Indenture No. 15, dated as of January 20, 2016, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.650% Senior Note due 2026. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on January 20, 2016).

10.1	-
Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of June 29, 1998. (Incorporated by reference to Exhibit 99.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on July 15, 1998.)

10.2	-
Certificate of Designations for the Series Four Preferred Units, dated as of August 29, 2012, constituting an amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 10-Q of Boston Properties, Inc. filed on November 8, 2012.)

10.3	-
Certificate of Designations for the 5.25% Series B Cumulative Redeemable Preferred Units, dated as of March 20, 2013, constituting an amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on March 22, 2013.)

10.4	-
Forty-Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of April 11, 2003, by Boston Properties, Inc., as general partner. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.5*	-
Seventy-Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of January 24, 2008, by Boston Properties, Inc., as general partner. (Incorporated by reference to Exhibit 10.3 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 29, 2008.)

10.6	-
Ninety-Eighth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of October 21, 2010. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 5, 2010.)

10.7	-	Boston Properties, Inc. 2012 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit A to Boston Properties, Inc.’s Proxy Statement on Schedule 14A filed on March 30, 2012.)
10.8*	-	Form of 2012 Outperformance Award Agreement. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2012.)
10.9*	-	Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.59 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005.)
10.10*	-
First Amendment to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.60 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005.)

10.11*	-
Second Amendment to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.61 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005.)

10.12*	-
Boston Properties Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2009. (Incorporated by reference to Exhibit 10.10 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.13*	-
Employment Agreement by and between Mortimer B. Zuckerman and Boston Properties, Inc. dated as of January 17, 2003. (Incorporated by reference to Exhibit 10.7 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.14*	-
First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.15*	-
Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.13 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.16*	-
Transition Benefits Agreement by and between Mortimer B. Zuckerman and Boston Properties, Inc. dated March 10, 2013. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Boston Properties, Inc. filed on March 11, 2013.)

10.17*	-
Third Amendment to Employment Agreement by and between Mortimer B. Zuckerman and Boston Properties, Inc. dated March 10, 2013 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Boston Properties, Inc. filed on March 11, 2013.)

10.18*	-
Letter Agreement by and between Boston Properties, Inc. and Mortimer B. Zuckerman dated March 9, 2015. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on May 5, 2015.)

10.19*	-
Employment Agreement by and between Owen D. Thomas and Boston Properties, Inc. dated March 10, 2013. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on March 11, 2013.)

10.20*	-
Employment Agreement by and between Douglas T. Linde and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.12 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.21*	-
First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Douglas T. Linde. (Incorporated by reference to Exhibit 10.3 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.22*	-
Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Douglas T. Linde. (Incorporated by reference to Exhibit 10.19 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.23*	-
Amended and Restated Employment Agreement by and between Raymond A. Ritchey and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.15 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.24*	-
First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Raymond A. Ritchey. (Incorporated by reference to Exhibit 10.4 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.25*	-
Second Amendment to Amended and Restated Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Raymond A. Ritchey. (Incorporated by reference to Exhibit 10.22 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.26*	-
Employment Agreement by and between Michael E. LaBelle and Boston Properties, Inc. dated as of January 24, 2008. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 29, 2008.)

10.27*	-
First Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Michael E. LaBelle. (Incorporated by reference to Exhibit 10.27 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.28*	-
Employment Agreement by and between Peter D. Johnston and Boston Properties, Inc. dated as of August 25, 2005. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2005.)

10.29*	-
First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Peter D. Johnston. (Incorporated by reference to Exhibit 10.6 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.30*	-
Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Peter D. Johnston. (Incorporated by reference to Exhibit 10.30 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.31*	-
Employment Agreement by and between Bryan J. Koop and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.10 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.32*	-
First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Bryan J. Koop. (Incorporated by reference to Exhibit 10.7 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.33*	-
Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Bryan J. Koop. (Incorporated by reference to Exhibit 10.33 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.34*	-
Employment Agreement by and between Robert E. Pester and Boston Properties, Inc. dated as of December 16, 2002. (Incorporated by reference to Exhibit 10.14 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.35*	-
First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Robert E. Pester. (Incorporated by reference to Exhibit 10.9 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.36*	-
Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Robert E. Pester. (Incorporated by reference to Exhibit 10.40 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.37*	-
Employment Agreement by and between John F. Powers and Boston Properties, Inc. dated as of November 4, 2013. (Incorporated by reference to Exhibit 10.41 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 28, 2014.)

10.38*	-	Boston Properties, Inc. Senior Executive Severance Plan. (Incorporated by reference to Exhibit 10.19 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)
10.39*	-
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

10.41*	-
Third Amendment to the Boston Properties, Inc. Senior Executive Severance Plan, dated as of January 8, 2014. (Incorporated by reference to Exhibit 10.48 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 28, 2014.)

10.42*	-
Boston Properties, Inc. Executive Severance Plan, dated as of July 30, 1998. (Incorporated by reference to Exhibit 10.20 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.43*	-
First Amendment to the Boston Properties, Inc. Executive Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.14 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.44*	-
Second Amendment to the Boston Properties, Inc. Executive Severance Plan, dated as of January 8, 2014. (Incorporated by reference to Exhibit 10.51 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 28, 2014.)

10.45*	-
Boston Properties, Inc. Officer Severance Plan, dated as of July 30, 1998. (Incorporated by reference to Exhibit 10.15 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.46*	-
First Amendment to the Boston Properties, Inc. Officer Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.16 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.47*	-
Second Amendment to the Boston Properties, Inc. Officer Severance Plan, dated as of December 15, 2008. (Incorporated by reference to Exhibit 10.57 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.48*	-
Form of Indemnification Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and certain officers and directors of the Company. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2004.)

10.49*	-
Director Appointment Agreement, dated as of January 20, 2011, by and between Matthew J. Lustig and Boston Properties, Inc. (Incorporated by reference to Exhibit 10.55 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 25, 2011.)

10.50	-
Seventh Amended and Restated Revolving Credit Agreement, dated as of July 26, 2013, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on July 29, 2013.)

12.1	-	Statement re Computation of Ratios for Boston Properties, Inc. (Filed herewith.)
12.2	-	Statement re Computation of Ratios for Boston Properties Limited Partnership. (Filed herewith.)
21.1	-	Subsidiaries of Boston Properties, Inc. and Boston Properties Limited Partnership (Filed herewith.)
23.1	-	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting firm for Boston Properties, Inc. (Filed herewith.)
23.2	-	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting firm for Boston Properties Limited Partnership. (Filed herewith.)
31.1	-	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	-	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.3	-	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Boston Properties Limited Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.4	-	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Boston Properties Limited Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	-	Section 1350 Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
32.2	-	Section 1350 Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
32.3	-	Section 1350 Certification of Chief Executive Officer of Boston Properties Limited Partnership pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
32.4	-	Section 1350 Certification of Chief Financial Officer of Boston Properties Limited Partnership pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
101	-
The following materials from Boston Properties, Inc.’s and Boston Properties Limited Partnership’s Annual Reports on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Partners’ Capital, (vi) the Consolidated Statements of Cash Flows, and (vii) related notes to these financial statements.

* Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Boston Properties, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

February 29, 2016	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer
(duly authorized officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Properties, Inc., and in the capacities and on the dates indicated.

February 29, 2016

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
Michael E. LaBelle Executive Vice President, Chief Financial Officer and Principal Financial Officer

By:	/s/ LORI W. SILVERSTEIN
Lori W. Silverstein Senior Vice President, Controller and Principal Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Boston Properties Limited Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner
February 29, 2016	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Properties, Inc., as general partner of Boston Properties Limited Partnership, and in the capacities and on the dates indicated.

February 29, 2016

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
Michael E. LaBelle Executive Vice President, Chief Financial Officer and Principal Financial Officer

By:	/s/ LORI W. SILVERSTEIN
Lori W. Silverstein Senior Vice President, Controller and Principal Accounting Officer