Form 10-Q
period 2016-03-31
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2016-05-06
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016

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
(617) 236-3300
(Registrants’ telephone number, including area code)

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
Boston Properties, Inc.:
Large accelerated filer  ☒         Accelerated filer  ☐         Non-accelerated filer  ☐         Smaller reporting company  ☐
Boston Properties Limited Partnership:
Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☒         Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Boston Properties, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Boston Properties, Inc.	Common Stock, par value $0.01 per share	153,611,330
(Registrant)	(Class)	(Outstanding on May 2, 2016)

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2016 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
BPLP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management.
As of March 31, 2016, BXP owned an approximate 89.4% ownership interest in BPLP. The remaining approximate 10.6% interest is owned by limited partners. The other limited partners of BPLP are (1) persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP or (2) recipients of long term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
The Company believes that combining the quarterly reports on Form 10-Q of BXP and BPLP into this single report provides the following benefits:

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

In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions. This accounting resulted in a step-up of the real estate assets at BXP. This resulted in a difference between the net real estate of BXP as compared to BPLP of approximately $337.2 million, or 2.2% at March 31, 2016 and a corresponding difference in depreciation expense and gains on sales of real estate upon the sale of certain properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any future redemptions to be accounted for solely as an equity transaction.
To help investors better understand the key differences between BXP and BPLP, certain information for BXP and BPLP in this report has been separated, as set forth below:

•	Item 1. Financial Statements (unaudited) which includes the following specific disclosures for BXP and BPLP:
•Note 8. Noncontrolling Interest;
•Note 9. Stockholders’ Equity / Partners’ Capital; and
•Note 10. Earnings Per Share / Common Unit;

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable;

•	Item 2. Liquidity and Capital Resources includes separate reconciliations of amounts to each entity’s financial statements, where applicable;
This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of BXP and BPLP in order to establish that the requisite certifications have been made and that BXP and BPLP are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended March 31, 2016

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited )

	March 31, 2016	December 31, 2015
	(in thousands, except for share and par value amounts)
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,024,005 at March 31, 2016)	$18,424,542	$18,465,405
Construction in progress (amounts related to VIEs of $486,025 at March 31, 2016)	857,578	763,935
Land held for future development	256,952	252,195
Less: accumulated depreciation (amounts related to VIEs of ($690,415) at March 31, 2016)	(3,969,648)	(3,925,894)
Total real estate	15,569,424	15,555,641
Cash and cash equivalents (amounts related to VIEs of $227,255 at March 31, 2016)	1,605,678	723,718
Cash held in escrows (amounts related to VIEs of $3,671 at March 31, 2016)	71,349	73,790
Investments in securities	21,077	20,380
Tenant and other receivables (amounts related to VIEs of $24,403 at March 31, 2016)	73,759	97,865
Accrued rental income (amounts related to VIEs of $217,148 at March 31, 2016)	767,864	754,883
Deferred charges, net (amounts related to VIEs of $323,493 at March 31, 2016)	693,976	704,867
Prepaid expenses and other assets (amounts related to VIEs of $77,995 at March 31, 2016)	136,799	185,118
Investments in unconsolidated joint ventures	235,904	235,224
Total assets	$19,175,830	$18,351,486
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,060,838 at March 31, 2016)	$3,416,622	$3,435,242
Unsecured senior notes, net	6,255,602	5,264,819
Unsecured line of credit	—	—
Mezzanine notes payable (amounts related to VIEs of $308,142 at March 31, 2016)	308,142	308,482
Outside members' notes payable (amounts related to VIEs of $180,000 at March 31, 2016)	180,000	180,000
Accounts payable and accrued expenses (amounts related to VIEs of $82,270 at March 31, 2016)	252,727	274,709
Dividends and distributions payable	113,079	327,320
Accrued interest payable (amounts related to VIEs of $136,165 at March 31, 2016)	221,578	190,386
Other liabilities (amounts related to VIEs of $205,007 at March 31, 2016)	498,290	483,601
Total liabilities	11,246,040	10,464,559
Commitments and contingencies	—	—
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $0.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	200,000	200,000
Common stock, $0.01 par value, 250,000,000 shares authorized, 153,683,866 and 153,658,866 issued and 153,604,966 and 153,579,966 outstanding at March 31, 2016 and December 31, 2015, respectively	1,536	1,536
Additional paid-in capital	6,306,723	6,305,687
Dividends in excess of earnings	(699,048)	(780,952)
Treasury common stock at cost, 78,900 shares at March 31, 2016 and December 31, 2015	(2,722)	(2,722)
Accumulated other comprehensive loss	(56,706)	(14,114)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,749,783	5,709,435
Noncontrolling interests:
Common units of the Operating Partnership	616,095	603,092
Property partnerships	1,563,912	1,574,400
Total equity	7,929,790	7,886,927
Total liabilities and equity	$19,175,830	$18,351,486

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2016	2015
	(in thousands, except for per share amounts)
Revenue
Rental
Base rent	$536,128	$490,682
Recoveries from tenants	89,586	88,593
Parking and other	24,825	24,788
Total rental revenue	650,539	604,063
Hotel revenue	8,757	9,085
Development and management services	6,689	5,328
Total revenue	665,985	618,476
Expenses
Operating
Rental	219,172	221,350
Hotel	7,634	7,576
General and administrative	29,353	28,791
Transaction costs	25	327
Depreciation and amortization	159,448	154,223
Total expenses	415,632	412,267
Operating income	250,353	206,209
Other income (expense)
Income from unconsolidated joint ventures	1,791	14,834
Interest and other income	1,505	1,407
Gains from investments in securities	259	393
Interest expense	(105,309)	(108,757)
Income before gains on sales of real estate	148,599	114,086
Gains on sales of real estate	67,623	95,084
Net income	216,222	209,170
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(10,464)	(15,208)
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	(3)
Noncontrolling interest—common units of the Operating Partnership	(21,393)	(20,188)
Net income attributable to Boston Properties, Inc.	184,365	173,771
Preferred dividends	(2,618)	(2,589)
Net income attributable to Boston Properties, Inc. common shareholders	$181,747	$171,182
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$1.18	$1.12
Weighted average number of common shares outstanding	153,626	153,230
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$1.18	$1.11
Weighted average number of common and common equivalent shares outstanding	153,917	153,873

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2016	2015
	(in thousands)
Net income	$216,222	$209,170
Other comprehensive loss:
Effective portion of interest rate contracts	(58,646)	(3,533)
Amortization of interest rate contracts (1)	627	627
Other comprehensive loss	(58,019)	(2,906)
Comprehensive income	158,203	206,264
Net income attributable to noncontrolling interests	(31,857)	(35,399)
Other comprehensive loss attributable to noncontrolling interests	15,427	303
Comprehensive income attributable to Boston Properties, Inc.	$141,773	$171,168
_______________
(1) Amounts reclassified from comprehensive income primarily to interest expense within the Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Equity, December 31, 2015	153,580	$1,536	$200,000	$6,305,687	$(780,952)	$(2,722)	$(14,114)	$2,177,492	$7,886,927
Redemption of operating partnership units to common stock	13	—	—	446	—	—	—	(446)	—
Allocated net income for the year	—	—	—	—	184,365	—	—	31,857	216,222
Dividends/distributions declared	—	—	—	—	(102,461)	—	—	(11,865)	(114,326)
Shares issued pursuant to stock purchase plan	3	—	—	332	—	—	—	—	332
Net activity from stock option and incentive plan	9	—	—	696	—	—	—	8,384	9,080
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	2,489	2,489
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(12,915)	(12,915)
Effective portion of interest rate contracts	—	—	—	—	—	—	(43,154)	(15,492)	(58,646)
Amortization of interest rate contracts	—	—	—	—	—	—	562	65	627
Reallocation of noncontrolling interest	—	—	—	(438)	—	—	—	438	—
Equity, March 31, 2016	153,605	$1,536	$200,000	$6,306,723	$(699,048)	$(2,722)	$(56,706)	$2,180,007	$7,929,790

Equity, December 31, 2014	153,114	$1,531	$200,000	$6,270,257	$(762,464)	$(2,722)	$(9,304)	$2,205,638	$7,902,936
Redemption of operating partnership units to common stock	259	3	—	8,686	—	—	—	(8,689)	—
Allocated net income for the year	—	—	—	—	173,771	—	—	33,168	206,939
Dividends/distributions declared	—	—	—	—	(102,300)	—	—	(11,705)	(114,005)
Shares issued pursuant to stock purchase plan	2	—	—	313	—	—	—	—	313
Net activity from stock option and incentive plan	27	—	—	1,842	—	—	—	19,774	21,616
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	629	629
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(16,574)	(16,574)
Effective portion of interest rate contracts	—	—	—	—	—	—	(3,165)	(368)	(3,533)
Amortization of interest rate contracts	—	—	—	—	—	—	562	65	627
Reallocation of noncontrolling interest	—	—	—	5,162	—	—	—	(5,162)	—
Equity, March 31, 2015	153,402	$1,534	$200,000	$6,286,260	$(690,993)	$(2,722)	$(11,907)	$2,216,776	$7,998,948

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$216,222	$209,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159,448	154,223
Non-cash compensation expense	10,069	11,011
Income from unconsolidated joint ventures	(1,791)	(14,834)
Distributions of net cash flow from operations of unconsolidated joint ventures	10,718	1,350
Gains from investments in securities	(259)	(393)
Non-cash portion of interest expense	(10,138)	(10,884)
Gains on sales of real estate	(67,623)	(95,084)
Change in assets and liabilities:
Cash held in escrows	1,940	1,044
Tenant and other receivables, net	25,018	(1,173)
Accrued rental income, net	(12,981)	(23,250)
Prepaid expenses and other assets	45,560	3,447
Accounts payable and accrued expenses	(5,209)	(5,535)
Accrued interest payable	31,192	23,098
Other liabilities	(33,319)	(23,136)
Tenant leasing costs	(19,867)	(27,608)
Total adjustments	132,758	(7,724)
Net cash provided by operating activities	348,980	201,446
Cash flows from investing activities:
Construction in progress	(122,940)	(60,013)
Building and other capital improvements	(25,329)	(19,391)
Tenant improvements	(55,739)	(26,950)
Proceeds from sales of real estate	104,816	194,821
Proceeds from sales of real estate placed in escrow	(104,696)	(201,857)
Proceeds from sales of real estate released from escrow	104,696	99,916
Cash released from escrow for land sale contracts	488	—
Deposit on real estate	—	(5,000)
Capital contributions to unconsolidated joint ventures	(10,215)	(2,444)
Capital distributions from unconsolidated joint ventures	—	24,527
Investments in securities, net	(438)	(884)
Net cash provided by (used in) investing activities	(109,357)	2,725

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the three months ended March 31,
	2016	2015
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(6,265)	(7,024)
Proceeds from unsecured senior notes	997,080	—
Proceeds from real estate financing transaction	—	6,000
Payments on real estate financing transactions	(781)	(636)
Deferred financing costs	(8,047)	(20)
Net proceeds from equity transactions	(657)	(145)
Dividends and distributions	(328,567)	(883,684)
Contributions from noncontrolling interests in property partnerships	2,489	629
Distributions to noncontrolling interests in property partnerships	(12,915)	(17,974)
Net cash provided by (used in) financing activities	642,337	(902,854)
Net increase (decrease) in cash and cash equivalents	881,960	(698,683)
Cash and cash equivalents, beginning of period	723,718	1,763,079
Cash and cash equivalents, end of period	$1,605,678	$1,064,396
Supplemental disclosures:
Cash paid for interest	$93,524	$104,508
Interest capitalized	$9,269	$7,965
Non-cash investing and financing activities:
Additions to real estate included in accounts payable and accrued expenses	$(24,857)	$9,243
Dividends and distributions declared but not paid	$113,079	$112,796
Conversions of noncontrolling interests to stockholders’ equity	$446	$8,689
Issuance of restricted securities to employees	$32,630	$42,279

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2016	December 31, 2015
	(in thousands, except for unit amounts)
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $5,944,607 at March 31, 2016)	$18,006,818	$18,045,011
Construction in progress (amounts related to VIEs of $486,025 at March 31, 2016)	857,578	763,935
Land held for future development	256,952	252,195
Less: accumulated depreciation (amounts related to VIEs of ($675,124) at March 31, 2016)	(3,889,084)	(3,846,816)
Total real estate	15,232,264	15,214,325
Cash and cash equivalents (amounts related to VIEs of $227,255 at March 31, 2016)	1,605,678	723,718
Cash held in escrows (amounts related to VIEs of $3,671 at March 31, 2016)	71,349	73,790
Investments in securities	21,077	20,380
Tenant and other receivables (amounts related to VIEs of $24,403 at March 31, 2016)	73,759	97,865
Accrued rental income (amounts related to VIEs of $217,148 at March 31, 2016)	767,864	754,883
Deferred charges, net (amounts related to VIEs of $323,493 at March 31, 2016)	693,976	704,867
Prepaid expenses and other assets (amounts related to VIEs of $77,995 at March 31, 2016)	136,799	185,118
Investments in unconsolidated joint ventures	235,904	235,224
Total assets	$18,838,670	$18,010,170
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,060,838 at March 31, 2016)	$3,416,622	$3,435,242
Unsecured senior notes, net	6,255,602	5,264,819
Unsecured line of credit	—	—
Mezzanine notes payable (amounts related to VIEs of $308,142 at March 31, 2016)	308,142	308,482
Outside members' notes payable (amounts related to VIEs of $180,000 at March 31, 2016)	180,000	180,000
Accounts payable and accrued expenses (amounts related to VIEs of $82,270 at March 31, 2016)	252,727	274,709
Distributions payable	113,079	327,320
Accrued interest payable (amounts related to VIEs of $136,165 at March 31, 2016)	221,578	190,386
Other liabilities (amounts related to VIEs of $205,007 at March 31, 2016)	498,290	483,601
Total liabilities	11,246,040	10,464,559
Commitments and contingencies	—	—
Noncontrolling interests:
Redeemable partnership units—16,092,449 and 16,097,473 common units and 2,065,185 and 1,831,714 long term incentive units outstanding at redemption value at March 31, 2016 and December 31, 2015, respectively	2,307,472	2,286,689
Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at March 31, 2016 and December 31, 2015	193,623	193,623
Boston Properties Limited Partnership partners’ capital—1,717,626 and 1,715,092 general partner units and 151,887,340 and 151,864,874 limited partner units outstanding at March 31, 2016 and December 31, 2015, respectively	3,527,623	3,490,899
Noncontrolling interests in property partnerships	1,563,912	1,574,400
Total capital	5,285,158	5,258,922
Total liabilities and capital	$18,838,670	$18,010,170

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2016	2015
	(in thousands, except for per unit amounts)
Revenue
Rental
Base rent	$536,128	$490,682
Recoveries from tenants	89,586	88,593
Parking and other	24,825	24,788
Total rental revenue	650,539	604,063
Hotel revenue	8,757	9,085
Development and management services	6,689	5,328
Total revenue	665,985	618,476
Expenses
Operating
Rental	219,172	221,350
Hotel	7,634	7,576
General and administrative	29,353	28,791
Transaction costs	25	327
Depreciation and amortization	157,461	152,224
Total expenses	413,645	410,268
Operating income	252,340	208,208
Other income (expense)
Income from unconsolidated joint ventures	1,791	14,834
Interest and other income	1,505	1,407
Gains from investments in securities	259	393
Interest expense	(105,309)	(108,757)
Income before gains on sales of real estate	150,586	116,085
Gains on sales of real estate	69,792	95,084
Net income	220,378	211,169
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(10,464)	(15,208)
Noncontrolling interest—redeemable preferred units	—	(3)
Net income attributable to Boston Properties Limited Partnership	209,914	195,958
Preferred distributions	(2,618)	(2,589)
Net income attributable to Boston Properties Limited Partnership common unitholders	$207,296	$193,369
Basic earnings per common unit attributable to Boston Properties Limited Partnership common unitholders
Net income	$1.21	$1.13
Weighted average number of common units outstanding	171,309	171,084
Diluted earnings per common unit attributable to Boston Properties Limited Partnership common unitholders
Net income	$1.21	$1.12
Weighted average number of common and common equivalent units outstanding	171,600	171,727

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2016	2015
	(in thousands)
Net income	$220,378	$211,169
Other comprehensive loss:
Effective portion of interest rate contracts	(58,646)	(3,533)
Amortization of interest rate contracts (1)	627	627
Other comprehensive loss	(58,019)	(2,906)
Comprehensive income	162,359	208,263
Comprehensive (income) loss attributable to noncontrolling interests	62	(15,211)
Comprehensive income attributable to Boston Properties Limited Partnership	$162,421	$193,052
_______________
(1) Amounts reclassified from comprehensive income primarily to interest expense within the Boston Properties Limited Partnership's Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited and in thousands)

Total Partners’ Capital
Balance at December 31, 2015	$3,684,522
Contributions	1,165
Net income allocable to general and limited partner units	188,521
Distributions	(102,461)
Accumulated other comprehensive loss	(42,592)
Unearned compensation	(137)
Conversion of redeemable partnership units	446
Adjustment to reflect redeemable partnership units at redemption value	(8,218)
Balance at March 31, 2016	$3,721,246

Balance at December 31, 2014	$3,639,916
Contributions	3,763
Net income allocable to general and limited partner units	175,770
Distributions	(102,300)
Accumulated other comprehensive loss	(2,603)
Unearned compensation	(1,608)
Conversion of redeemable partnership units	8,689
Adjustment to reflect redeemable partnership units at redemption value	(211,747)
Balance at March 31, 2015	$3,509,880

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$220,378	$211,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,461	152,224
Non-cash compensation expense	10,069	11,011
Income from unconsolidated joint ventures	(1,791)	(14,834)
Distributions of net cash flow from operations of unconsolidated joint ventures	10,718	1,350
Gains from investments in securities	(259)	(393)
Non-cash portion of interest expense	(10,138)	(10,884)
Gains on sales of real estate	(69,792)	(95,084)
Change in assets and liabilities:
Cash held in escrows	1,940	1,044
Tenant and other receivables, net	25,018	(1,173)
Accrued rental income, net	(12,981)	(23,250)
Prepaid expenses and other assets	45,560	3,447
Accounts payable and accrued expenses	(5,209)	(5,535)
Accrued interest payable	31,192	23,098
Other liabilities	(33,319)	(23,136)
Tenant leasing costs	(19,867)	(27,608)
Total adjustments	128,602	(9,723)
Net cash provided by operating activities	348,980	201,446
Cash flows from investing activities:
Construction in progress	(122,940)	(60,013)
Building and other capital improvements	(25,329)	(19,391)
Tenant improvements	(55,739)	(26,950)
Proceeds from sales of real estate	104,816	194,821
Proceeds from sales of real estate placed in escrow	(104,696)	(201,857)
Proceeds from sales of real estate released from escrow	104,696	99,916
Cash released from escrow for land sale contracts	488	—
Deposit on real estate	—	(5,000)
Capital contributions to unconsolidated joint ventures	(10,215)	(2,444)
Capital distributions from unconsolidated joint ventures	—	24,527
Investments in securities, net	(438)	(884)
Net cash provided by (used in) investing activities	(109,357)	2,725

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31,
	2016	2015
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(6,265)	(7,024)
Proceeds from unsecured senior notes	997,080	—
Proceeds from real estate financing transaction	—	6,000
Payments on real estate financing transaction	(781)	(636)
Deferred financing costs	(8,047)	(20)
Net proceeds from equity transactions	(657)	(145)
Distributions	(328,567)	(883,684)
Contributions from noncontrolling interests in property partnerships	2,489	629
Distributions to noncontrolling interests in property partnerships	(12,915)	(17,974)
Net cash provided by (used in) financing activities	642,337	(902,854)
Net increase (decrease) in cash and cash equivalents	881,960	(698,683)
Cash and cash equivalents, beginning of period	723,718	1,763,079
Cash and cash equivalents, end of period	$1,605,678	$1,064,396
Supplemental disclosures:
Cash paid for interest	$93,524	$104,508
Interest capitalized	$9,269	$7,965
Non-cash investing and financing activities:
Additions to real estate included in accounts payable and accrued expenses	$(24,857)	$9,243
Distributions declared but not paid	$113,079	$112,796
Conversions of redeemable partnership units to partners’ capital	$446	$8,689
Issuance of restricted securities to employees	$32,630	$42,279

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Boston Properties, Inc., a Delaware corporation, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership and at March 31, 2016 owned an approximate 89.4% (89.5% at December 31, 2015) general and limited partnership interest in Boston Properties Limited Partnership. Unless stated otherwise or the context requires, the “Company” refers to Boston Properties, Inc. and its subsidiaries, including Boston Properties Limited Partnership, its operating partnership, and its consolidated subsidiaries. Partnership interests in Boston Properties Limited Partnership include:

•	common units of partnership interest (also referred to as “OP Units”),

•	long term incentive units of partnership interest (also referred to as “LTIP Units”), and

•	preferred units of partnership interest (also referred to as “Preferred Units”).
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
The Company uses LTIP Units as a form of equity-based award for annual long-term incentive equity compensation. The Company has also issued LTIP Units to employees in the form of (1) 2012 outperformance plan awards (“2012 OPP Units”) and (2) 2013, 2014, 2015 and 2016 multi-year, long-term incentive program awards (also referred to as “2013 MYLTIP Units,” “2014 MYLTIP Units,” “2015 MYLTIP Units” and “2016 MYLTIP Units,” respectively, and collectively as “MYLTIP Units”), each of which, upon the satisfaction of certain performance and vesting conditions, is convertible into one OP Unit. The three-year measurement periods for the 2012 OPP Units and 2013 MYLTIP Units expired on February 6, 2015 and February 4, 2016, respectively, and Boston Properties, Inc.’s total stockholder return (“TSR”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the awards. Unless and until they are earned, the rights, preferences and privileges of the 2014, 2015 and 2016 MYLTIP Units differ from other LTIP Units granted to employees (including, as of February 6, 2015, the 2012 OPP Units and, as of February 4, 2016, the 2013 MYLTIP Units). Therefore, unless specifically noted otherwise, all references to LTIP Units exclude the 2014, 2015 and 2016 MYLTIP Units. LTIP Units (including the 2012 OPP Units and the 2013 MYLTIP Units), whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Notes 8, 9 and 11).
At March 31, 2016, there was one series of Preferred Units outstanding (i.e., Series B Preferred Units). The Series B Preferred Units were issued to Boston Properties, Inc. on March 27, 2013 in connection with issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to Boston Properties Limited Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 9).
Properties
At March 31, 2016, the Company owned or had interests in a portfolio of 167 commercial real estate properties (the “Properties”) aggregating approximately 46.3 million net rentable square feet of primarily Class A office properties, including eleven properties under construction/redevelopment totaling approximately 4.6 million net rentable square feet. At March 31, 2016, the Properties consisted of:

•	157 Office properties (including nine properties under construction/redevelopment);

•	one hotel;

•	five retail properties; and

•	four residential properties (including two properties under construction).

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
The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by GAAP. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2015. Beginning on January 1, 2016, the properties that were historically part of the Company’s Office/Technical segment are reflected as Office properties (See Note 12).
Fair Value of Financial Instruments
The Company determines the fair value of its unsecured senior notes using market prices. The inputs used in determining the fair value of the Company’s unsecured senior notes are categorized at a level 1 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that the Company uses quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized at a level 2 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) if trading volumes are low. The Company determines the fair value of its mortgage notes payable using discounted cash flow analysis by discounting the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt based on current market rates for similar securities. In determining the current market rates, the Company adds its estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. The inputs used in determining the fair value of the Company’s mortgage notes payable and mezzanine notes payable are categorized at a level 3 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that the Company considers the rates used in the valuation techniques to be unobservable inputs.
Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage notes payable, net	$3,416,622	$3,477,310	$3,435,242	$3,503,746
Mezzanine notes payable	308,142	306,089	308,482	306,103
Unsecured senior notes, net	6,255,602	6,705,353	5,264,819	5,547,738
Total	$9,980,366	$10,488,752	$9,008,543	$9,357,587

The Company uses interest rate swap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of March 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Variable Interest Entities (VIEs)
On January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) ASU 2015-02, “Consolidation (Topic 810):  Amendments to the Consolidation Analysis” (“ASU 2015-02”).  ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 (1) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (2) eliminates the presumption that a general partner should consolidate a limited partnership and (3) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The Company reviewed all of their legal entities in accordance with ASU 2015-02 and concluded that certain of its legal entities, including Boston Properties Limited Partnership, which had been consolidated in accordance with the voting interest model are now variable interest entities under the VIE model, as discussed below.  The adoption of the guidance did not alter any of the Company’s consolidation conclusions, but resulted in additional disclosures.

Consolidated VIEs are those where the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and 2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE.  The Company has determined that is it the primary beneficiary for seven of the eight entities which are VIEs.
Consolidated Variable Interest Entities
As of March 31, 2016, Boston Properties, Inc. has identified seven consolidated VIEs, including Boston Properties Limited Partnership.  These are the entities which own the following in-service properties: 767 Fifth Avenue (the General Motors Building), Time Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street, the entity that owns the Salesforce Tower which is currently under development and Boston Properties Limited Partnership.

The Company consolidates these VIEs as it is the primary beneficiary.  The third parties’ interests in these consolidated entities, with the exception of Boston Properties Limited Partnership, are reflected as noncontrolling interest in property partnerships in the accompanying Consolidated Financial Statements (See Note 8).

In addition, Boston Properties, Inc.’s significant asset is its investment in Boston Properties Limited Partnership, and consequently, substantially all of Boston Properties, Inc.’s assets and liabilities represent the assets and liabilities of Boston Properties Limited Partnership.  All of Boston Properties, Inc.’s debt is an obligation of Boston Properties Limited Partnership.
Variable Interest Entities Not Consolidated
The Company has determined that its BNY Tower Holdings LLC joint venture is a VIE.  The Company does not consolidate this entity as the Company does not have the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and therefore, the Company is not considered to be the primary beneficiary.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contract with Customers (Topic 606)” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s Accounting Standards Codification (“ASC”). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which delayed the effective date of ASU 2014-09 by one year making it effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date. The Company is currently assessing the potential impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and shall be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Early adoption is permitted for financial statements that have not been previously issued. On January 1, 2016, the Company adopted ASU 2015-03 and retrospectively applied the guidance to its Mortgage Notes Payable and Unsecured Senior Notes for all periods presented. Unamortized deferred financing costs, which were previously included in Deferred Charges, Net, totaling approximately $3.2 million and $31.3 million are included in Mortgage Notes Payable, Net and Unsecured Senior Notes, Net, respectively, as of March 31, 2016 and approximately $3.5 million and $24.5 million are included in Mortgage Notes Payable, Net and Unsecured Senior Notes, Net, respectively, as of December 31, 2015.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for the Company for reporting periods beginning after December 15, 2017. Early application is permitted. The Company is currently assessing the potential impact that the adoption of ASU 2016-01 will have on its consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”) which provides guidance clarifying that a novation of party to a derivative instrument, whereby one of the parties to a derivative instrument is replaced with another party, does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge criteria continue to be met. ASU 2016-05 is effective for the Company for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the potential impact that the adoption of ASU 2016-05 will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 is intended to improve the accounting for share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment awards are simplified with ASU 2016-09, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for the Company for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the potential impact that the adoption of ASU 2016-09 will have on its consolidated financial statements.
3. Real Estate Activity During the Three Months Ended March 31, 2016
Dispositions
On February 1, 2016, the Company completed the sale of its 415 Main Street property located in Cambridge, Massachusetts to the tenant for a gross sale price of approximately $105.4 million.  Net cash proceeds totaled approximately $104.9 million, resulting in a gain on sale of real estate totaling approximately $60.8 million for Boston Properties, Inc. and approximately $63.0 million for Boston Properties Limited Partnership. As part of its lease signed on July 14, 2004, the tenant was granted a fixed-price option to purchase the building at the beginning of the 11th lease year, which option was exercised by the tenant on October 22, 2014. 415 Main Street is an office property with approximately 231,000 net rentable square feet. 415 Main Street contributed approximately $1.2 million and $2.6 million of net income to the Company for the period from January 1, 2016 through January 31, 2016 and for the three months ended March 31, 2015, respectively.
Lease Terminations
On February 3, 2016, the Company entered into a lease termination agreement with a tenant for an approximately 85,000 square foot lease at its 250 West 55th Street property located in New York City.  The lease was scheduled to expire on February 28, 2035.  In consideration for the termination of the lease, the tenant paid the Company approximately $45.0 million, which was recognized as termination income and is included in Base Rent in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2016.

4. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at March 31, 2016 and December 31, 2015:

		Nominal % Ownership		Carrying Value of Investment (1)
Entity	Properties			March 31, 2016	December 31, 2015
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(9,506)	$(9,951)
The Metropolitan Square Associates LLC	Metropolitan Square	51.0%		9,238	9,179
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0%	(2)	(11,617)	(11,958)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3%	(3)	43,057	43,524
Annapolis Junction NFM, LLC	Annapolis Junction	50.0%	(4) (5)	21,134	29,009
540 Madison Venture LLC	540 Madison Avenue	60.0%		67,715	68,983
500 North Capitol LLC	500 North Capitol Street, NW	30.0%		(3,470)	(3,292)
501 K Street LLC	1001 6th Street	50.0%	(6)	42,540	42,584
Podium Developer LLC	The Hub on Causeway	50.0%		23,881	18,508
1265 Main Office JV LLC	1265 Main Street	50.0%		16,143	11,916
BNY Tower Holdings LLC	Dock72 at the Brooklyn Navy Yard	50.0%	(7)	12,196	11,521
				$211,311	$210,023
 _______________

(1)
Investments with deficit balances aggregating approximately $24.6 million and $25.2 million at March 31, 2016 and December 31, 2015, respectively, have been reflected within Other Liabilities on the Company’s Consolidated Balance Sheets.

(2)	The Company’s economic ownership has increased based on the achievement of certain return thresholds.

(3)	The Company’s wholly-owned entity that owns the office component of the project also owns a 33.3% interest in the entity owning the land, parking garage and infrastructure of the project.

(4)	The joint venture owns four in-service buildings and two undeveloped land parcels.

(5)	See Note 13.

(6)
Under the joint venture agreement for this land parcel, the partner will be entitled to up to two additional payments from the venture based on increases in total entitled square footage of the project above 520,000 square feet and achieving certain project returns at stabilization.

(7)	Entity is a VIE (See Note 2).
Certain of the Company’s unconsolidated joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
ASSETS
Real estate and development in process, net	$1,041,533	$1,072,412
Other assets	225,200	252,285
Total assets	$1,266,733	$1,324,697
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$829,089	$830,125
Other liabilities	38,920	44,549
Members’/Partners’ equity	398,724	450,023
Total liabilities and members’/partners’ equity	$1,266,733	$1,324,697
Company’s share of equity	$238,166	$237,070
Basis differentials (1)	(26,855)	(27,047)
Carrying value of the Company’s investments in unconsolidated joint ventures (2)	$211,311	$210,023
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

(2)
Investments with deficit balances aggregating approximately $24.6 million and $25.2 million at March 31, 2016 and December 31, 2015, respectively, have been reflected within Other Liabilities on the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	For the three months ended March 31,
	2016	2015
	(in thousands)
Total revenue (1)	$37,669	$39,532
Expenses
Operating	16,667	16,275
Depreciation and amortization	9,064	9,071
Total expenses	25,731	25,346
Operating income	11,938	14,186
Other expense
Interest expense	8,389	7,980
Net income	$3,549	$6,206

Company’s share of net income	$1,599	$14,642	(2)
Basis differential	192	192
Income from unconsolidated joint ventures	$1,791	$14,834
 _______________

(1)	Includes straight-line rent adjustments of approximately $2.2 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively.

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

5. Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of March 31, 2016 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	5.875%	5.967%	$700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
Total principal			6,300,000
Net unamortized discount			(13,148)
Deferred financing costs, net			(31,250)
Total			$6,255,602

_______________

(1)	Yield on issuance date including the effects of discounts on the notes and the amortization of financing costs.

(2)	No principal amounts are due prior to maturity.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At March 31, 2016, Boston Properties Limited Partnership was in compliance with each of these financial restrictions and requirements.
On January 20, 2016, Boston Properties Limited Partnership completed a public offering of $1.0 billion in aggregate principal amount of its 3.650% senior unsecured notes due 2026. The notes were priced at 99.708% of the principal amount to yield an effective rate (including financing fees) of 3.766% to maturity. The notes will mature on February 1, 2026, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $988.9 million after deducting underwriting discounts and transaction expenses.
6. Derivative Instruments and Hedging Activities
As of March 31, 2016, Boston Properties Limited Partnership has entered into seventeen forward-starting interest rate swap contracts that fix the 10-year swap rate at a weighted-average rate of approximately 2.423% per annum on notional amounts aggregating $550.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in September 2016 and maturity in September 2026. In addition, as of March 31, 2016, 767 Fifth Partners LLC, which is the consolidated entity (in which the Company has a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City), has entered into sixteen forward-starting interest rate swap contracts (including two contracts entered into during the three months ended March 31, 2016 with notional amounts aggregating $50.0 million), which fix the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in June 2017 and maturity in June 2027. Boston Properties Limited Partnership’s and 767 Fifth Avenue Partners LLC’s interest rate swap contracts consisted of the following at March 31, 2016 (dollars in thousands):

Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Strike Rate Range			Balance Sheet Location	Fair Value
				Low		High
Boston Properties Limited Partnership:
Interest Rate Swaps	$550,000	September 1, 2016	September 1, 2026	2.129%	-	2.571%	Other Liabilities	$(36,561)
767 Fifth Partners LLC:
Interest Rate Swaps	$450,000	June 7, 2017	June 7, 2027	2.336%	-	2.950%	Other Liabilities	$(32,387)
	$1,000,000							$(68,948)

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
Boston Properties Limited Partnership entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in September 2016. The Company’s 767 Fifth Partners LLC consolidated entity entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in June 2017. Boston Properties Limited Partnership has formally documented all of its relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. Boston Properties Limited Partnership also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. All components of the forward-starting interest rate swap contracts were included in the assessment of hedge effectiveness. Boston Properties Limited Partnership has agreements with each of its derivative counterparties that contain a provision where it could be declared in default on its derivative obligations if repayment of its indebtedness is accelerated by the lender due to its default on the indebtedness. As of March 31, 2016, the fair value of derivatives in a liability position, excluding any adjustment for nonperformance risk and excluding accrued interest, related to these agreements was approximately $69.3 million. As of March 31, 2016, Boston Properties Limited Partnership has not posted any collateral related to these agreements. If Boston Properties Limited Partnership had breached any of these provisions at March 31, 2016, it could have been required to settle its obligations under the agreements at their termination value of approximately $69.3 million. The Company accounts for the effective portion of changes in the fair value of a derivative in accumulated other comprehensive loss and subsequently reclassifies the effective portion to earnings over the term that the hedged transaction affects earnings. The Company accounts for the ineffective portion of changes in the fair value of a derivative directly in earnings. During the three months ended March 31, 2016, the Company has recorded the changes in fair value of the swap contracts related to the effective portion of the interest rate contracts aggregating approximately $68.9 million in Other Liabilities and Accumulated Other Comprehensive Loss within the Company’s Consolidated Balance Sheets. During the three months ended March 31, 2016, the Company did not record any hedge ineffectiveness. The Company expects that within the next twelve months it will reclassify into earnings as an increase to interest expense approximately $2.1 million of the amounts recorded within Accumulated Other Comprehensive Loss relating to the forward-starting interest rate swap contracts in effect and as of March 31, 2016.
The following table presents the location in the financial statements of the losses recognized related to the Company’s cash flow hedges for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
	(in thousands)
Amount of loss related to the effective portion recognized in other comprehensive loss	$(58,646)	$(3,533)
Amount of loss related to the effective portion subsequently reclassified to earnings (1)	$(627)	$(627)
Amount of gain (loss) related to the ineffective portion and amount excluded from effectiveness testing	$—	$—
___________

(1)	Consists of amounts from previous interest rate hedging programs entered into prior to 2015.
Boston Properties, Inc.
The following table reflects the changes in accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015 (in thousands):

Balance at December 31, 2015	$(14,114)
Effective portion of interest rate contracts	(58,646)
Amortization of interest rate contracts (1)	627
Other comprehensive loss attributable to noncontrolling interests	15,427
Balance at March 31, 2016	$(56,706)

Balance at December 31, 2014	$(9,304)
Effective portion of interest rate contracts	(3,533)
Amortization of interest rate contracts (1)	627
Other comprehensive loss attributable to noncontrolling interests	303
Balance at March 31, 2015	$(11,907)
___________

(1)	Consists of amounts from previous interest rate hedging programs entered into prior to 2015.
Boston Properties Limited Partnership
The following table reflects the changes in accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015 (in thousands):

Balance at December 31, 2015	$(18,337)
Effective portion of interest rate contracts	(58,646)
Amortization of interest rate contracts (1)	627
Other comprehensive loss attributable to noncontrolling interests	10,526
Balance at March 31, 2016	$(65,830)

Balance at December 31, 2014	$(12,973)
Effective portion of interest rate contracts	(3,533)
Amortization of interest rate contracts (1)	627
Balance at March 31, 2015	$(15,879)
___________

(1)	Consists of amounts from previous interest rate hedging programs entered into prior to 2015.

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
The Company has letter of credit and performance obligations related to lender and development requirements that total approximately $22.5 million.

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
In connection with the assumption of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of March 31, 2016, the maximum funding obligation under the guarantee was approximately $16.2 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.
In connection with 767 Fifth Partners LLC entering into interest rate swap contracts (See Note 6), the Company guaranteed 767 Fifth Partners LLC’s obligations under the hedging agreements in favor of each hedge counterparty. 767 Fifth Partners LLC is the entity that owns 767 Fifth Avenue (the General Motors Building). It is a subsidiary of 767 Venture, LLC, a consolidated entity in which the Company has a 60% interest. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.
In connection with the mortgage financing collateralized by the Company’s Fountain Square property located in Reston, Virginia, the Company has agreed to guarantee approximately $0.7 million related to its obligation to provide funds for certain tenant re-leasing costs. The mortgage financing is scheduled to mature on October 11, 2016 (See Note 13).
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
In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for approximately $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of approximately $45.2 million. During 2014, the Company received a distribution totaling approximately $7.7 million. During 2015, the Company received distributions aggregating approximately $8.1 million, including approximately $4.5 million received on March 11, 2015, which is included in Base Rent in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2015, leaving a remaining claim of approximately $29.4 million. The Company will continue to evaluate whether to attempt to sell the remaining claim or wait until the trustee distributes proceeds from the Lehman Brothers estate. Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of additional proceeds, if any, that the Company may ultimately realize on the remaining claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its Consolidated Financial Statements at March 31, 2016.
Insurance
The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 and further extended to December 31, 2020 by the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), and the Company can provide no assurance that it will be extended further. Currently, the Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). The Company also carries $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in the Company’s property insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which the Company manages. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” In 2016, the program trigger is $120 million and the coinsurance is 16%, however, both will increase in subsequent years pursuant to TRIPRA. If the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.
The Company also currently carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that the Company believes is commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 3% of the value of the affected property. Specifically, the Company currently carries earthquake insurance which covers its San Francisco region (excluding Salesforce Tower) with a $170 million per occurrence limit, and a $170 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. The builders risk policy maintained for the development of Salesforce Tower in San Francisco includes a $60 million per occurrence and annual aggregate limit of earthquake coverage. The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact the Company’s ability to finance properties subject to earthquake risk. The Company may discontinue earthquake insurance or change the structure of its earthquake insurance program on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.
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

8. Noncontrolling Interests
Noncontrolling interests relate to the interests in Boston Properties Limited Partnership not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of March 31, 2016, the noncontrolling interests in Boston Properties Limited Partnership consisted of 16,092,449 OP Units, 2,065,185 LTIP Units (including 215,709 2012 OPP Units and 103,882 2013 MYLTIP Units), 475,558 2014 MYLTIP Units, 367,936 2015 MYLTIP Units and 474,456 2016 MYLTIP Units held by parties other than Boston Properties, Inc.
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
The following table reflects the activity of the noncontrolling interests—redeemable preferred units for the three months ended March 31, 2015 (in thousands):

Balance at December 31, 2014	$633
Net income	3
Distributions	(3)
Balance at March 31, 2015	$633
Noncontrolling Interest—Redeemable Interest in Property Partnership
On October 4, 2012, the Company completed the formation of a joint venture that owns and operates Fountain Square located in Reston, Virginia. The joint venture partner contributed the property valued at approximately $385.0 million and related mortgage indebtedness totaling approximately $211.3 million for a 50% interest in the joint venture. The Company contributed cash totaling approximately $87.0 million for its 50% interest, which cash was distributed to the joint venture partner. Pursuant to the joint venture agreement (i) the Company had rights to acquire the partner’s 50% interest and (ii) the partner had the right to cause the Company to acquire the partner’s interest on January 4, 2016, in each case at a fixed price totaling approximately $102.0 million in cash. The fixed price option rights were to expire on January 31, 2016. The Company was consolidating this joint venture due to the Company’s right to acquire the partner’s 50% interest. The Company recorded the noncontrolling interest at its acquisition-date fair value as temporary equity, due to the redemption option existing outside the control of the Company. The Company was accreting the changes in the redemption value quarterly over the period from the acquisition date to the earliest redemption date using the effective interest method.  The Company was recording the accretion after the allocation of net income and distributions of cash flow to the noncontrolling interest account balance.
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

The following table reflects the activity of the noncontrolling interest—redeemable interest in property partnership in the Company’s Fountain Square consolidated entity for the three months ended March 31, 2015 (in thousands):

Balance at December 31, 2014	$104,692
Net income	75
Distributions	(1,400)
Adjustment to reflect redeemable interest at redemption value	2,153
Balance at March 31, 2015	$105,520
Noncontrolling Interest—Common Units
During the three months ended March 31, 2016, 13,259 OP Units were presented by the holders for redemption (including 7,277 OP Units issued upon conversion of LTIP Units and 2012 OPP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.
At March 31, 2016, Boston Properties Limited Partnership had outstanding 475,558 2014 MYLTIP Units, 367,936 2015 MYLTIP Units and 474,456 2016 MYLTIP Units. Prior to the applicable measurement date (February 3, 2017 for 2014 MYLTIP Units, February 4, 2018 for 2015 MYLTIP Units and February 9, 2019 for 2016 MYLTIP Units), holders of MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
On February 6, 2015, the measurement period for the Company’s 2012 OPP Unit awards ended and Boston Properties, Inc.’s TSR performance was sufficient for employees to earn and therefore become eligible to vest in a portion of the 2012 OPP Unit awards. The final outperformance pool was determined to be approximately $32.1 million, or approximately 80% of the total maximum outperformance pool of $40.0 million. As a result, 174,549 2012 OPP Units were automatically forfeited.
On February 4, 2016, the measurement period for the Company’s 2013 MYLTIP awards ended and, based on Boston Properties, Inc.’s relative TSR performance, the final awards were determined to be 109.5% of target or an aggregate of approximately $13.5 million. As a result, 205,762 2013 MYLTIP Units were automatically forfeited.
The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units and, after the measurement date, the 2013 MYLTIP Units) and its distributions on the 2013 MYLTIP Units (prior to the February 4, 2016 measurement date), 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units (after the February 10, 2016 issuance date) for the periods presented:

Record Date	Payment Date	Distributions on the OP Units and LTIP Units		Distributions on MYLTIP Units
March 31, 2016	April 29, 2016	$0.65		$0.065
December 31, 2015	January 28, 2016	$1.90	(1)	$0.065
_______________

(1)	Includes a special distribution of $1.25 per unit.
A holder of an OP Unit may present such OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. Boston Properties, Inc. may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units not owned by Boston Properties, Inc. and LTIP Units (including the 2012 OPP Units and 2013 MYLTIP Units) assuming that all conditions had been met for the conversion thereof had all of such units been redeemed at March 31, 2016 was approximately $2.3 billion based on the closing price of Boston Properties, Inc.’s common stock of $127.08 per share on March 31, 2016.

Boston Properties Limited Partnership
The following table reflects the activity of noncontrolling interests—redeemable common units of Boston Properties Limited Partnership for the three months ended March 31, 2016 and 2015 (in thousands):

Balance at December 31, 2015	$2,286,689
Contributions	30,808
Net income	21,393
Distributions	(11,865)
Conversion of redeemable partnership units	(446)
Unearned compensation	(22,424)
Accumulated other comprehensive loss	(4,901)
Adjustment to reflect redeemable partnership units at redemption value	8,218
Balance at March 31, 2016	$2,307,472

Balance at December 31, 2014	$2,310,046
Contributions	38,371
Net income	20,188
Distributions	(11,705)
Conversion of redeemable partnership units	(8,689)
Unearned compensation	(18,597)
Accumulated other comprehensive loss	(303)
Adjustment to reflect redeemable partnership units at redemption value	211,747
Balance at March 31, 2015	$2,541,058
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.6 billion at March 31, 2016 and December 31, 2015, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
On September 18, 2015, a consolidated entity in which the Company has a 50% interest completed the sale of its 505 9th Street, N.W. property located in Washington, DC for approximately $318.0 million, including the assumption by the buyer of approximately $117.0 million of mortgage indebtedness.  505 9th Street, N.W. is an approximately 322,000 net rentable square foot Class A office building. Net cash proceeds totaled approximately $194.6 million, of which the partners’ share was approximately $97.3 million. The Company recognized a gain on sale of real estate totaling approximately $199.5 million and $199.7 million for Boston Properties, Inc. and Boston Properties Limited Partnership, respectively, of which approximately $101.1 million was allocated to the outside partners.

The following table reflects the activity of the noncontrolling interests in property partnerships for the three months ended March 31, 2016 and 2015 (in thousands):

Balance at December 31, 2015	$1,574,400
Capital contributions	2,489
Net income	10,464
Accumulated other comprehensive loss	(10,526)
Distributions	(12,915)
Balance at March 31, 2016	$1,563,912

Balance at December 31, 2014	$1,602,467
Capital contributions	629
Net income	12,980
Distributions	(16,574)
Balance at March 31, 2015	$1,599,502

9. Stockholders’ Equity / Partners’ Capital
As of March 31, 2016, Boston Properties, Inc. had 153,604,966 shares of Common Stock outstanding.
As of March 31, 2016, Boston Properties, Inc. owned 1,717,626 general partnership units and 151,887,340 limited partnership units of Boston Properties Limited Partnership.
On June 3, 2014, Boston Properties, Inc. established an “at the market” (“ATM”) stock offering program through which it may sell from time to time up to an aggregate of $600.0 million of its common stock through sales agents over a three-year period. The Company intends to use the net proceeds from any offering for general business purposes, which may include investment opportunities and debt reduction. No shares of common stock have been issued under this ATM stock offering program since its inception.
During the three months ended March 31, 2016, Boston Properties, Inc. issued 13,259 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from third parties.
The following table presents Boston Properties, Inc.’s dividends per share and Boston Properties Limited Partnership’s distributions per unit for the periods presented:

Record Date	Payment Date	Dividend (Per Share)		Distribution (Per Unit)
March 31, 2016	April 29, 2016	$0.65		$0.65
December 31, 2015	January 28, 2016	$1.90	(1)	$1.90	(1)
_______________

(1)	Includes a special dividend/distribution of $1.25 per share/common unit.
Preferred Stock
As of March 31, 2016, Boston Properties, Inc. had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). Boston Properties, Inc. pays cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. may not redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.’s REIT status. On or after March 27, 2018, Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc. or its affiliates.

The following table presents Boston Properties Inc.’s dividends per share on its outstanding Series B Preferred Stock:

Record Date	Payment Date	Dividend (Per Share)
May 5, 2016	May 16, 2016	$32.8125
February 5, 2016	February 16, 2016	$32.8125

10. Earnings Per Share / Common Unit
Boston Properties, Inc.
The following table provides a reconciliation of both the net income attributable to Boston Properties, Inc. common shareholders and the number of common shares used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income attributable to Boston Properties, Inc. common shareholders by the weighted-average number of common shares outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of the Company, LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic EPS of the Company using the two-class method. Participating securities are included in the computation of diluted EPS of the Company using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 MYLTIP Units required and the 2014-2016 MYLTIP Units require the Company to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes such units from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of Boston Properties Limited Partnership that are exchangeable for the Boston Properties, Inc.’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	For the three months ended March 31, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$181,747	153,626	$1.18
Allocation of undistributed earnings to participating securities	(247)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$181,500	153,626	$1.18
Effect of Dilutive Securities:
Stock Based Compensation	—	291	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$181,500	153,917	$1.18

	For the three months ended March 31, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$171,182	153,230	$1.12
Allocation of undistributed earnings to participating securities	(188)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$170,994	153,230	$1.12
Effect of Dilutive Securities:
Stock Based Compensation	—	643	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$170,994	153,873	$1.11
Boston Properties Limited Partnership
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive.  Because the 2012 OPP Units and 2013 MYLTIP Units required and the 2014-2016 MYLTIP Units require Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties Limited Partnership excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,683,000 and 17,854,000 redeemable common units for the three months ended March 31, 2016 and 2015, respectively.

	For the three months ended March 31, 2016
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$207,296	171,309	$1.21
Allocation of undistributed earnings to participating securities	(275)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$207,021	171,309	$1.21
Effect of Dilutive Securities:
Stock Based Compensation	—	291	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$207,021	171,600	$1.21

	For the three months ended March 31, 2015
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$193,369	171,084	$1.13
Allocation of undistributed earnings to participating securities	(210)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$193,159	171,084	$1.13
Effect of Dilutive Securities:
Stock Based Compensation	—	643	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$193,159	171,727	$1.12

11. Stock Option and Incentive Plan
On January 25, 2016, Boston Properties Inc.’s Compensation Committee approved the 2016 MYLTIP awards under Boston Properties Inc.’s 2012 Stock Option and Incentive Plan (the “2012 Plan”) to certain officers and employees of Boston Properties, Inc. The 2016 MYLTIP awards utilize TSR over a three-year measurement period, on an annualized, compounded basis, as the performance metric. Earned awards will be based on Boston Properties, Inc.’s TSR relative to (i) the Cohen & Steers Realty Majors Portfolio Index (50% weight) and (ii) the NAREIT Office Index adjusted to include Vornado Realty Trust and exclude Boston Properties, Inc. (50% weight). Earned awards will range from zero to a maximum of approximately $49.3 million depending on Boston Properties, Inc.’s TSR relative to the two indices, with three tiers (threshold: approximately $9.9 million; target: approximately $19.7 million; high: approximately $49.3 million) and linear interpolation between tiers. Earned awards measured on the basis of relative TSR performance are subject to an absolute TSR component in the form of relatively simple modifiers that (A) reduce the level of earned awards in the event Boston Properties, Inc.’s annualized TSR is less than 0% and (B) cause some awards to be earned in the event Boston Properties, Inc.’s annualized TSR is more than 12% even though on a relative basis alone Boston Properties, Inc.’s TSR would not result in any earned awards.
Earned awards (if any) will vest 50% on February 9, 2019 and 50% on February 9, 2020, based on continued employment. Vesting will be accelerated in the event of a change in control, termination of employment by Boston Properties, Inc. without cause, or termination of employment by the award recipient for good reason, death, disability or retirement. If there is a change of control prior to February 9, 2019, earned awards will be calculated based on TSR performance up to the date of the change of control. The 2016 MYLTIP awards are in the form of LTIP Units issued on the grant date which (i) are subject to forfeiture to the extent awards are not earned and (ii) prior to the performance measurement date are only entitled to one-tenth (10%) of the regular quarterly distributions payable on OP Units and no special distributions.
Under the FASB’s ASC 718 “Compensation-Stock Compensation,” the 2016 MYLTIP awards have an aggregate value of approximately $17.3 million, which amount will generally be amortized into earnings over the four-year plan period under the graded vesting method.
On February 6, 2015, the measurement period for the Company’s 2012 OPP Unit awards ended and Boston Properties, Inc.’s TSR performance was sufficient for employees to earn and therefore become eligible to vest in a portion of the 2012 OPP Unit awards. The final outperformance pool was determined to be approximately $32.1 million, or approximately 80% of the total maximum outperformance pool of $40.0 million. As a result, 174,549 2012 OPP Units were automatically forfeited.
On February 4, 2016, the measurement period for the Company’s 2013 MYLTIP awards ended and, based on Boston Properties, Inc.’s relative TSR performance, the final awards were determined to be 109.5% of target or an aggregate of approximately $13.5 million. As a result, 205,762 2013 MYLTIP Units were automatically forfeited.
During the three months ended March 31, 2016, Boston Properties, Inc. issued 18,521 shares of restricted common stock and Boston Properties Limited Partnership issued 139,435 LTIP Units and 475,004 2016 MYLTIP Units to employees and non-employee directors under the 2012 Plan. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2016 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted, as adjusted for forfeitures, and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted stock granted during the three months ended March 31, 2016 were valued at approximately $2.1 million ($111.14 per share). The LTIP Units granted were valued at approximately $14.4 million ($103.26 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair values of the LTIP Units granted were estimated on the dates of grant and for a substantial majority of such units were valued using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 1.61% and an expected price volatility of 33%. As the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units was approximately $9.4 million and $10.1 million for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, there was $30.4 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units, 2012 OPP Units and 2013 MYLTIP Units and $29.6 million of unrecognized compensation expense related to unvested 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.9 years.
12. Segment Information
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Boston, New York, San Francisco and Washington, DC. Segments by property type include: Office, Residential and Hotel.
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services income, general and administrative expenses, transaction costs, interest expense, depreciation and amortization expense, gains (losses) from investments in securities, income from unconsolidated joint ventures, gains on sales of real estate, noncontrolling interests and preferred dividends/distributions are not included in Net Operating Income as internal reporting addresses these items on a corporate level.

Net Operating Income is not a measure of operating results or cash flows from operating activities as measured by GAAP, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate Net Operating Income in the same manner. The Company considers Net Operating Income to be an appropriate supplemental measure to net income because it helps both investors and management to understand the core operations of the Company’s properties. The Company’s management also uses Net Operating Income to evaluate regional property level performance and to make decisions about resource allocations. Further, the Company believes Net Operating Income is useful to investors as a performance measure because, when compared across periods, Net Operating Income reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspectives not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders.
The Company has modified the presentation of its Office/Technical properties to be included within Office properties to align with its method of internal reporting, which shifted after the disposition of 415 Main Street in Cambridge, Massachusetts. As such, the amounts previously included in Office/Technical are now included in Office for all periods presented.
Information by geographic area and property type (dollars in thousands):
For the three months ended March 31, 2016:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$177,827	$291,858	$76,317	$100,488	$646,490
Residential	1,171	—	—	2,878	4,049
Hotel	8,757	—	—	—	8,757
Total	187,755	291,858	76,317	103,366	659,296
% of Grand Totals	28.48%	44.27%	11.57%	15.68%	100.00%
Rental Expenses:
Office	70,687	88,798	23,905	34,182	217,572
Residential	520	—	—	1,080	1,600
Hotel	7,634	—	—	—	7,634
Total	78,841	88,798	23,905	35,262	226,806
% of Grand Totals	34.76%	39.15%	10.54%	15.55%	100.00%
Net operating income	$108,914	$203,060	$52,412	$68,104	$432,490
% of Grand Totals	25.18%	46.95%	12.12%	15.75%	100.00%
For the three months ended March 31, 2015:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$176,027	$253,098	$71,911	$96,173	$597,209
Residential	1,178	—	—	5,676	6,854
Hotel	9,085	—	—	—	9,085
Total	186,290	253,098	71,911	101,849	613,148
% of Grand Totals	30.38%	41.28%	11.73%	16.61%	100.00%
Rental Expenses:
Office	76,451	85,061	22,821	33,471	217,804
Residential	509	—	—	3,037	3,546
Hotel	7,576	—	—	—	7,576
Total	84,536	85,061	22,821	36,508	228,926
% of Grand Totals	36.92%	37.16%	9.97%	15.95%	100.00%
Net operating income	$101,754	$168,037	$49,090	$65,341	$384,222
% of Grand Totals	26.48%	43.73%	12.78%	17.01%	100.00%

Boston Properties, Inc.
The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties, Inc. common shareholders:

	Three months ended March 31,
	2016	2015
	(in thousands)
Net Operating Income	$432,490	$384,222
Add:
Development and management services income	6,689	5,328
Income from unconsolidated joint ventures	1,791	14,834
Interest and other income	1,505	1,407
Gains from investments in securities	259	393
Gains on sales of real estate	67,623	95,084
Less:
General and administrative expense	29,353	28,791
Transaction costs	25	327
Depreciation and amortization expense	159,448	154,223
Interest expense	105,309	108,757
Noncontrolling interests in property partnerships	10,464	15,208
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	3
Noncontrolling interest—common units of the Operating Partnership	21,393	20,188
Preferred dividends	2,618	2,589
Net income attributable to Boston Properties, Inc. common shareholders	$181,747	$171,182
Boston Properties Limited Partnership
The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties Limited Partnership common unitholders:

	Three months ended March 31,
	2016	2015
	(in thousands)
Net Operating Income	$432,490	$384,222
Add:
Development and management services income	6,689	5,328
Income from unconsolidated joint ventures	1,791	14,834
Interest and other income	1,505	1,407
Gains from investments in securities	259	393
Gains on sales of real estate	69,792	95,084
Less:
General and administrative expense	29,353	28,791
Transaction costs	25	327
Depreciation and amortization expense	157,461	152,224
Interest expense	105,309	108,757
Noncontrolling interests in property partnerships	10,464	15,208
Noncontrolling interest—redeemable preferred units	—	3
Preferred distributions	2,618	2,589
Net income attributable to Boston Properties Limited Partnership common unitholders	$207,296	$193,369

13. Subsequent Events
On April 4, 2016, a joint venture in which the Company has a 50% interest extended the loan collateralized by its Annapolis Junction Building Seven property. At the time of the extension, the outstanding balance of the construction loan totaled approximately $21.5 million and was scheduled to mature on April 4, 2016. The extended loan has a total commitment amount of $22.0 million, bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on April 4, 2017, with one, one-year extension option, subject to certain conditions. Annapolis Junction Building Seven is a Class A office property with approximately 127,000 net rentable square feet located in Annapolis, Maryland.
On April 11, 2016, the Company used available cash to repay the mortgage loan collateralized by its Fountain Square property located in Reston, Virginia totaling approximately $211.3 million. The mortgage loan bore interest at a fixed rate of 5.71% per annum and was scheduled to mature on October 11, 2016. There was no prepayment penalty.
On April 11, 2016, a joint venture in which the Company has a 50% interest received a Notice of Event of Default from the lender for the loan collateralized by its Annapolis Junction Building One property. The Event of Default relates to the loan to value ratio not being in compliance with the loan agreement. The joint venture is currently in discussions with the lender regarding the Event of Default, although there can be no assurance as to the outcome of those discussions. The estimated fair value of the Company’s investment in the unconsolidated joint venture exceeds its carrying value. The loan has an outstanding balance of approximately $40.0 million, is non-recourse to the Company, bears interest at a variable rate equal to LIBOR plus 1.75% per annum and has a stated maturity date of March 31, 2018, with one, three-year extension option, subject to certain conditions. Annapolis Junction Building One is a Class A office property with approximately 118,000 net rentable square feet located in Annapolis, Maryland.
On April 22, 2016, the Company acquired 3625-35 Peterson Way located in Santa Clara, California for a purchase price of approximately $78.0 million in cash. 3625-35 Peterson Way is an approximately 218,000 net rentable square foot office property. The property is 100% leased to a single tenant through March 2021. Upon the lease expiration, the Company intends to develop the site into a Class A office campus containing an aggregate of approximately 632,000 net rentable square feet.

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.
These Quarterly Reports on Form 10-Q, including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. Such statements are contained principally, but not only, under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any such forward-looking statements are based on beliefs and on assumptions made by, and information currently available to, our management. When used, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “result,” “should,” “will” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected by the forward-looking statements. We caution you that, while forward-looking statements reflect our good-faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.
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

•	risks associated with BXP’s potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended;

•	possible adverse changes in tax and environmental laws;

•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results;

•	risks associated with possible state and local tax audits;

•	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

•	the other risk factors identified in our most recently filed Annual Reports on Form 10-K, including those described under the caption “Risk Factors.”
The risks set forth above are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our most recent Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q for future periods and Current Reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise, for a discussion of risks and uncertainties that may cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. We expressly disclaim any responsibility to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.
Overview
BXP is a fully integrated, self-administered and self-managed REIT and one of the largest owners and developers of office properties in the United States. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Our properties are concentrated in four markets–Boston, New York, San Francisco and Washington, DC. We generate revenue and cash primarily by leasing Class A office space to our tenants. Factors we consider when we lease space include the creditworthiness of the tenant, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the costs of tenant improvements and other landlord concessions, current and anticipated operating costs and real estate taxes, our current and anticipated vacancy, current and anticipated future demand for office space and general economic factors. From time to time, we also generate cash through the strategic sale of assets depending on market conditions.
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
Outlook
We own and manage many significant buildings with large tenants, and several of these tenants’ leases will expire in 2016. In some cases, we expect it will take time to reposition, market and/or reach an agreement with desired tenants to re-lease this space. We are planning proactive repositionings of several of our properties, including the retail and low-rise portions of 601 Lexington Avenue and 399 Park Avenue in New York City, 100 Federal Street in Boston and 1330 Connecticut Avenue and Metropolitan Square in Washington, DC, and we expect they will require significant investments and, in some cases, necessitate that space is vacated. For these reasons, despite the overall roll-up in rents on newly signed leases, we expect our projected 2016 growth in net operating income (“NOI”) from our same property portfolio to be relatively flat compared to 2015. However, given our lease-up opportunities in the same property portfolio and expected contributions from our development deliveries, we believe we are well positioned to deliver revenue growth in 2017 and into 2018.

During the first quarter of 2016, we signed leases across our regions totaling approximately 1.5 million square feet, which exceeds our 10-year quarterly average. Our overall occupancy decreased slightly from 91.4% at December 31, 2015 to 91.0% at March 31, 2016 due primarily to an approximately 187,000 square foot vacancy at 611 Gateway in South San Francisco. In addition, we realized roll-up in rents on second generation leases driven in particular by strong roll-ups in Boston, New York and San Francisco.
Our capital strategy remains largely unchanged in that we are investing more in new developments and redevelopments than in stabilized acquisitions. We plan to continue to invest more in higher yielding new developments than acquisitions of stabilized properties for which pricing has remained consistent at yields that do not meet our desired return levels. Pricing for value-add assets such as those requiring lease-up or repositioning has become more attractive. In April 2016, we acquired 3625-35 Peterson Way in Santa Clara, California for approximately $78.0 million. This asset is in an in-fill location with the potential to develop additional office space when the current tenant’s lease expires in 2021 and increase the square footage from approximately 218,000 square feet to approximately 632,000 square feet. We continue to seek additional value-add acquisition opportunities that meet our desired return levels.
We currently have 11 development projects under construction/redevelopment representing approximately 4.6 million square feet and an estimated total investment of approximately $2.6 billion. In addition, we have significant land holdings that we will continue to move through the design and permitting process and add selectively to our development pipeline, including some that we expect may commence by 2017. However, given current market conditions, in general we expect we would only commence new construction with significant pre-leasing commitments. The combination of the successful execution of our asset disposition strategy and the delivery of higher yielding development projects over the past three years has resulted in a meaningful decrease in our leverage. As our development deliveries stabilize, we expect our leverage to decrease even further creating significant investment capacity for additional development and opportunistic acquisitions. Although we expect to continue to sell non-core assets and assets for which we can achieve extraordinary pricing, we expect that the gross value of assets sold in 2016 will be less than half of the approximately $584 million of assets we sold in 2015.
A brief overview of each of our markets follows.
New York
Our overall expectations for the midtown Manhattan market and the leasing activity in our portfolio have been generally consistent for the past two years. In 2014, we made the decision to proactively work with our larger tenants with upcoming lease expirations to sign new long-term leases but also provide them with early relief in the form of space reductions. As we expected, the overall market experienced large block availabilities primarily from the addition of new supply, and we believe that our discussions with these tenants has been mutually beneficial to them and the value of our assets. Although our overall expectation for the market remains relatively restrained compared to Boston and San Francisco, there continues to be good leasing activity across the city and there are still tenant expansions across diverse industry groups. However, public capital market volatility in the debt and equity markets has impacted the timing of decision making at smaller financial firms, which are most active in the higher end space. We are seeing activity on the pending roll-over in the high-rise and retail space at 767 Fifth Avenue (the General Motors Building) and the approximately 85,000 square feet of vacant space at 250 West 55th Street resulting from the termination agreement we signed with a tenant in the first quarter of 2016 in exchange for an approximately $45 million payment. We expect our same property portfolio NOI growth to be negatively impacted in the near term by these factors, but remain confident that our strategy for these assets will result in stronger long-term growth.
Boston
The greater Boston region continues to attract life science and established technology companies, as well as start-up technology and maker organizations. The East Cambridge office and lab markets have been the largest beneficiaries of this growth as overall direct vacancy is now less than 5% and office rents continue to reach new peaks. Our East Cambridge properties are outperforming the overall submarket at 100% occupancy. Additionally, we have the ability to develop approximately 540,000 square feet of new office space and approximately 400,000 square feet of new residential space, and we are in active lease discussions for 100% of the office space.
Our Suburban Waltham/Lexington market continues to get stronger due to the organic growth of our existing tenant base and other tenants in the market looking to expand. Rents in this submarket continue to grow and have increased approximately 25% over the last two years. Our current development projects are essentially 100% pre-leased and scheduled for delivery in mid to late 2016.

The Boston Central Business District (“CBD”) market continues to be steady and much of the available supply has been absorbed over the past few years though there is some speculative development in the Seaport submarket. Our largest vacancy exposures remain at 120 St. James Street (the low rise portion of our 200 Clarendon Street property). However, we are confident in our leasing strategy for this space as a number of tenants are considering leasing a portion or all of the approximately 170,000 square feet of space at 120 St. James Street. In addition, we have approximately 240,000 square feet of vacant space in the mid- and high-rise floors of 200 Clarendon Street, of which we leased approximately 20,000 square feet in the first quarter of 2016.
Finally, in October 2015, a joint venture in which we have a 50% interest commenced construction of The Hub on Causeway at North Station, which will contain approximately 385,000 net rentable square feet of retail and office space. We have signed leases for 63% of the approximately 200,000 square feet of retail space and are negotiating leases for another 85,000 square feet of retail and office space. In addition, we have submitted our initial plans for the development of additional sites at the Back Bay Station. This project is subject to local approvals and public review and, although we do not expect it would commence prior to late 2017 and possibly later, it could ultimately include up to 1.3 million square feet of office, retail and residential space located adjacent to a major Boston transit hub.
San Francisco
The San Francisco (the “City”) leasing market remains healthy with a vacancy rate of approximately 6% though, leasing velocity has moderated from the levels we saw in 2014 and early 2015 primarily because of the lack of large space requirements and the slow down in venture capital funding to small start-ups.
Our near-term focus will remain on the lease-up of Salesforce Tower and future roll-over at Embarcadero Center. At Salesforce Tower, we are having discussions with companies in various non-tech industries for single or multi-floor leases. However, many of these tenants’ requirements are lease-expiration driven for occupancy at the end of 2017 or early 2018 and therefore they could take longer to evaluate their options and make decisions. At Embarcadero Center, we completed approximately 128,000 square feet of office leasing, during the first quarter of 2016, at significantly greater rental rates than the prior leases for this space and we have over 150,000 square feet of renewal leases in negotiations and are in active discussions on approximately 100,000 square feet of leases for currently vacant space.
The supply-demand imbalance has resulted in speculative construction in the City. However, if the two pending development projects in the City’s permitting process are approved, the amount of new development permitted under Proposition M (which is currently less than 1.75 million square feet) will be effectively depleted, thereby further limiting an already tight supply.  Over the longer term, we will continue to seek new development opportunities to bolster our future pipeline.
Washington, DC
Overall market conditions in the Washington CBD have not changed in any meaningful way over the past few quarters. Leasing activity remains very competitive and slow primarily because there has been no significant increase in demand. Although some additional GSA-related and other government demand is expected, we believe the timing will be delayed until after the presidential election.
With respect to our properties, our largest exposure is at our 50% owned Metropolitan Square property where we have approximately 130,000 square feet of vacant space and an additional approximately 120,000 square feet that expired at the end of the first quarter of 2016. We completed a lease transaction for approximately 118,000 square feet of that space in the first quarter of 2016. We are planning a repositioning of this building, including updates to its lobby and common areas, which we believe will enhance the marketability and value of the building. We are also actively pursuing tenants to lease the remaining 47,000 square feet of vacancy at 601 Massachusetts Avenue, which we partially placed in-service in August 2015 and is currently 90% leased.
Our Reston Town Center properties are approximately 97% leased and continue to command a premium compared to the rents realized in nearby submarkets. In July 2015, we commenced construction on our Reston Signature Site residential project located in Reston Town Center and we are pursuing a lead tenant for our planned 275,000 square foot office building on an adjacent site.

The table below details the leasing activity during the three months ended March 31, 2016:

Three Months Ended March 31, 2016
(Square Feet)
Vacant space available at the beginning of the period	3,530,913
Properties placed in-service	12,875
Leases expiring or terminated during the period	1,594,867
Total space available for lease	5,138,655
1st generation leases	73,108
2nd generation leases with new tenants	793,090
2nd generation lease renewals	583,473
Total space leased (1)	1,449,671
Vacant space available for lease at the end of the period	3,688,984

Leases executed during the period, in square feet (2)	1,531,422

Second generation leasing information: (3)
Leases commencing during the period, in square feet	1,376,563
Weighted Average Lease Term	93 Months
Weighted Average Free Rent Period	73 Days
Total Transaction Costs Per Square Foot (4)	$48.87
Increase in Gross Rents (5)	16.39%
Increase in Net Rents (6)	26.06%
___________________________

(1)	Represents leases for which rental revenue recognition has commenced in accordance with GAAP during the three months ended March 31, 2016.

(2)
Represents leases executed during the three months ended March 31, 2016 for which we either (1) commenced rental revenue recognition in such period or (2) will commence rental revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized in the three months ended March 31, 2016 is 140,243.

(3)
Second generation leases are defined as leases for space that had previously been leased by us. Of the 1,376,563 square feet of second generation leases that commenced during the three months ended March 31, 2016, leases for 1,242,079 square feet were signed in prior periods.

(4)	Total transaction costs include tenant improvements and leasing commissions and exclude free rent concessions and other inducements in accordance with GAAP.

(5)
Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 1,189,205 square feet of second generation leases that had been occupied within the prior 12 months; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

(6)
Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 1,189,205 square feet of second generation leases that had been occupied within the prior 12 months; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

Transactions during the three months ended March 31, 2016 included the following:

•
On January 4, 2016 and January 6, 2016, 767 Fifth Partners LLC, the consolidated entity in which we have a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City, entered into two forward-starting interest rate swap contracts that fix the 10-year swap rate on notional amounts aggregating $50.0 million. 767 Fifth Partners LLC has entered into forward-starting interest rate swap contracts that fix the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450.0 million in advance of a financing with a target commencement date in June 2017 and maturity in June 2027.

•
On January 20, 2016, BPLP completed a public offering of $1.0 billion in aggregate principal amount of its 3.650% senior unsecured notes due 2026. The notes were priced at 99.708% of the principal amount to yield an effective rate (including financing fees) of 3.766% to maturity. The notes will mature on February 1, 2026, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $988.9 million after deducting underwriting discounts and transaction expenses.

•
On January 25, 2016, BXP’s Compensation Committee approved the 2016 Multi-Year, Long-Term Incentive Program (the “2016 MYLTIP”) as a performance-based component of its overall compensation program. Under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718 “Compensation - Stock Compensation,” the 2016 MYLTIP has an aggregate value of approximately $17.3 million, which amount will generally be amortized into earnings over the four-year plan period under the graded vesting method.

•
On February 1, 2016, we completed the sale of our 415 Main Street property located in Cambridge, Massachusetts to the tenant for a gross sale price of approximately $105.4 million.  Net cash proceeds totaled approximately $104.9 million, resulting in a gain on sale of real estate totaling approximately $60.8 million and $63.0 million for BXP and BPLP, respectively. As part of its lease signed on July 14, 2004, the tenant was granted a fixed-price option to purchase the building at the beginning of the 11th lease year, which option was exercised by the tenant on October 22, 2014. 415 Main Street is an office property with approximately 231,000 net rentable square feet.

•
On February 3, 2016, we entered into a lease termination agreement with a tenant for an approximately 85,000 square foot lease at our 250 West 55th Street property located in New York City.  The lease was scheduled to expire on February 28, 2035.  In consideration for the termination of the lease, the tenant paid us approximately $45.0 million, which was recognized as termination income and is included in Base Rent in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2016.

Transactions completed subsequent to March 31, 2016 included the following:

•
On April 4, 2016, a joint venture in which we have a 50% interest extended the loan collateralized by its Annapolis Junction Building Seven property. At the time of the extension, the outstanding balance of the construction loan totaled approximately $21.5 million and was scheduled to mature on April 4, 2016. The extended loan has a total commitment amount of $22.0 million, bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on April 4, 2017, with one, one-year extension option, subject to certain conditions. Annapolis Junction Building Seven is a Class A office property with approximately 127,000 net rentable square feet located in Annapolis, Maryland.

•
On April 11, 2016, we used available cash to repay the mortgage loan collateralized by our Fountain Square property located in Reston, Virginia totaling approximately $211.3 million. The mortgage loan bore interest at a fixed rate of 5.71% per annum and was scheduled to mature on October 11, 2016. There was no prepayment penalty.

•
On April 11, 2016, a joint venture in which we have a 50% interest received a Notice of Event of Default from the lender for the loan collateralized by its Annapolis Junction Building One property. The Event of Default relates to the loan to value ratio not being in compliance with the loan agreement. The joint venture is currently in discussions with the lender regarding the Event of Default, although there can be no assurance as to the outcome of those discussions. The estimated fair value of our investment in the unconsolidated joint venture exceeds our carrying value. The loan has an outstanding balance of approximately $40.0 million, is non-recourse to us, bears interest at a variable rate equal to LIBOR plus 1.75% per annum and has a stated maturity date of March 31, 2018, with one, three-year extension option, subject to certain conditions. Annapolis Junction Building One is a Class A office property with approximately 118,000 net rentable square feet located in Annapolis, Maryland.

•
On April 22, 2016, we acquired 3625-35 Peterson Way located in Santa Clara, California for a purchase price of approximately $78.0 million in cash. 3625-35 Peterson Way is an approximately 218,000 net rentable square foot office property. The property is 100% leased to a single tenant through March 2021. Upon the lease expiration, we intend to develop the site into a Class A office campus containing an aggregate of approximately 632,000 net rentable square feet.

Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in accounting estimate are reasonably likely to occur from period to period. Management bases its estimates and assumptions on historical experience and current economic conditions. On an on-going basis, management evaluates its estimates and assumptions including those related to revenue, impairment of long-lived assets and the allowance for doubtful accounts. Actual results may differ from those estimates and assumptions.
Our Annual Reports on Form 10-K for the year ended December 31, 2015 contains a discussion of our critical accounting policies. Except for the adoption of ASU 2015-02 and ASU 2015-03 and the modified presentation of our Office/Technical properties to be included within Office properties to align with our method of internal reporting, which shifted after the disposition of 415 Main Street in Cambridge, Massachusetts, there have been no significant changes in our critical accounting policies since December 31, 2015. The adoption of ASU 2015-02 and ASU 2015-03 and the modification of our segment presentation are discussed in Notes 2 and 12, respectively to our Consolidated Financial Statements. When applicable, management discusses our critical accounting policies and management’s judgments and estimates with BXP’s Audit Committee.
Results of Operations
The following discussion is based on our Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015.
At March 31, 2016 and March 31, 2015, we owned or had interests in a portfolio of 167 and 168 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio is necessarily meaningful. Therefore, the comparison of operating results for the three months ended March 31, 2016 and 2015 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired, Development or Redevelopment or Sold Portfolios.
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

NOI excludes certain components, including interest and other income, development and management services income, general and administrative expenses, transaction costs, interest expense, depreciation and amortization expense, gains from investments in securities, income from unconsolidated joint ventures, gains on sales of real estate, noncontrolling interests and preferred dividends/distributions as internal reporting addresses these items on a corporate level. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders as presented in our Consolidated Financial Statements. NOI should not be considered as an alternative to net income attributable to Boston Properties, Inc. common shareholders or net income attributable to Boston Properties Limited Partnership common unitholders. For a reconciliation of NOI to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, see Note 12 to the Consolidated Financial Statements.
The gains on sales of real estate and depreciation expense may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP.  This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties.  The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in the gains on sales of real estate and depreciation expense when those properties are sold. For additional information see the Explanatory Note.
Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015.
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 143 properties totaling approximately 38.4 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2015 and owned and in-service through March 31, 2016. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2015 or disposed of on or prior to March 31, 2016. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended March 31, 2016 and 2015 with respect to the properties that were placed in-service, in development or redevelopment or sold. For the three months ended March 31, 2016 and 2015 we did not acquire any properties.

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2016	2015	Increase/ (Decrease)	% Change	2016	2015	2016	2015	2016	2015	2016	2015	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$579,858	$567,734	$12,124	2.14%	$13,651	$1,628	$—	$514	$1,675	$12,409	$595,184	$582,285	$12,899	2.22%
Termination Income	51,306	14,924	36,382	243.78%	—	—	—	—	—	—	51,306	14,924	36,382	243.78%
Total Rental Revenue	631,164	582,658	48,506	8.32%	13,651	1,628	—	514	1,675	12,409	646,490	597,209	49,281	8.25%
Real Estate Operating Expenses	213,647	211,966	1,681	0.79%	3,493	709	—	218	432	4,911	217,572	217,804	(232)	(0.11)%
Net Operating Income, excluding residential and hotel	417,517	370,692	46,825	12.63%	10,158	919	—	296	1,243	7,498	428,918	379,405	49,513	13.05%
Residential Net Operating Income (1)	2,449	2,098	351	16.73%	—	—	—	—	—	1,210	2,449	3,308	(859)	(25.97)%
Hotel Net Operating Income (1)	1,123	1,509	(386)	(25.58)%	—	—	—	—	—	—	1,123	1,509	(386)	(25.58)%
Consolidated Net Operating Income (1)	$421,089	$374,299	$46,790	12.50%	$10,158	$919	$—	$296	$1,243	$8,708	$432,490	$384,222	$48,268	12.56%
_______________

(1)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 41. Residential Net Operating Income for the three months ended March 31, 2016 and 2015 are comprised of Residential Revenue of $4,049 and $6,854 less Residential Expenses of $1,600 and $3,546, respectively. Hotel Net Operating Income for the three months ended March 31, 2016 and 2015 are comprised of Hotel Revenue of $8,757 and $9,085 less Hotel Expenses of $7,634 and $7,576, respectively, per the Consolidated Statements of Operations.

Boston Properties, Inc.
The following is a reconciliation of Consolidated Net Operating Income to net income attributable to Boston Properties, Inc. common shareholders (in thousands):

	Total Property Portfolio
	2016	2015	Increase/ (Decrease)	% Change
Consolidated Net Operating Income	$432,490	$384,222	$48,268	12.56%
Other Revenue:
Development and management services	6,689	5,328	1,361	25.54%
Other Expenses:
General and administrative expense	29,353	28,791	562	1.95%
Transaction costs	25	327	(302)	(92.35)%
Depreciation and amortization	159,448	154,223	5,225	3.39%
Total Other Expenses	188,826	183,341	5,485	2.99%
Operating Income	250,353	206,209	44,144	21.41%
Other Income:
Income from unconsolidated joint ventures	1,791	14,834	(13,043)	(87.93)%
Interest and other income	1,505	1,407	98	6.97%
Gains from investments in securities	259	393	(134)	(34.10)%
Other Expenses:
Interest expense	105,309	108,757	(3,448)	(3.17)%
Income Before Gains on Sales of Real Estate	148,599	114,086	34,513	30.25%
Gains on sales of real estate	67,623	95,084	(27,461)	(28.88)%
Net Income	216,222	209,170	7,052	3.37%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	(10,464)	(15,208)	4,744	31.19%
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	(3)	3	100.00%
Noncontrolling interest—common units of the Operating Partnership	(21,393)	(20,188)	(1,205)	(5.97)%
Net Income Attributable to Boston Properties, Inc.	184,365	173,771	10,594	6.10%
Preferred dividends	(2,618)	(2,589)	(29)	(1.12)%
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$181,747	$171,182	$10,565	6.17%

Boston Properties Limited Partnership
The following is a reconciliation of Consolidated Net Operating Income to net income attributable to Boston Properties Limited Partnership common unitholders (in thousands):

	Total Property Portfolio
	2016	2015	Increase/ (Decrease)	% Change
Consolidated Net Operating Income	$432,490	$384,222	$48,268	12.56%
Other Revenue:
Development and management services	6,689	5,328	1,361	25.54%
Other Expenses:
General and administrative expense	29,353	28,791	562	1.95%
Transaction costs	25	327	(302)	(92.35)%
Depreciation and amortization	157,461	152,224	5,237	3.44%
Total Other Expenses	186,839	181,342	5,497	3.03%
Operating Income	252,340	208,208	44,132	21.20%
Other Income:
Income from unconsolidated joint ventures	1,791	14,834	(13,043)	(87.93)%
Interest and other income	1,505	1,407	98	6.97%
Gains from investments in securities	259	393	(134)	(34.10)%
Other Expenses:
Interest expense	105,309	108,757	(3,448)	(3.17)%
Income Before Gains on Sales of Real Estate	150,586	116,085	34,501	29.72%
Gains on sales of real estate	69,792	95,084	(25,292)	(26.60)%
Net Income	220,378	211,169	9,209	4.36%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	(10,464)	(15,208)	4,744	31.19%
Noncontrolling interest—redeemable preferred units	—	(3)	3	100.00%
Net Income Attributable to Boston Properties Limited Partnership	209,914	195,958	13,956	7.12%
Preferred distributions	(2,618)	(2,589)	(29)	(1.12)%
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$207,296	$193,369	$13,927	7.20%

Same Property Portfolio
Rental Revenue
Rental revenue from the Same Property Portfolio increased approximately $12.1 million for the three months ended March 31, 2016 compared to 2015. The increase was primarily the result of an increase of approximately $11.6 million in revenue from our leases and an increase in other tenant recoveries, parking income and other income of approximately $0.5 million. Rental revenue from our leases increased approximately $11.6 million as a result of our average revenue per square foot increasing by approximately $1.20, contributing approximately $10.5 million, partially offset by a decrease of approximately $1.1 million due to a decrease in average occupancy from 92.1% to 92.0%.
For 2016, we project our occupancy will remain relatively stable and average between 90%-92%. We expect our Same Property Portfolio NOI for 2016 to also be relatively flat compared to 2015, primarily due to the expected down-time following some large lease expirations in 2015 and 2016 and the repositioning of certain assets discussed in “-Overview” above.
Termination Income
Termination income increased by approximately $36.4 million for the three months ended March 31, 2016 compared to 2015.
Termination income for the three months ended March 31, 2016 related to sixteen tenants across the Same Property Portfolio and totaled approximately $51.3 million, of which approximately $50.6 million was from our New York region. On February 3, 2016, we entered into a lease termination agreement with a tenant for an approximately 85,000 square foot lease at our 250 West 55th Street property located in New York City.  The lease was scheduled to expire on February 28, 2035.  In consideration for the termination of the lease, the tenant paid us approximately $45.0 million. The remaining approximately $5.6 million of termination income from the New York region was primarily related to negotiated settlements with two other tenants.
Termination income for the three months ended March 31, 2015 related to fifteen tenants across the Same Property Portfolio and totaled approximately $14.9 million of which approximately $8.6 million and $1.2 million related to early terminations in our New York and San Francisco regions, respectively, and approximately $4.5 million related to a second interim distribution we received from our unsecured creditor claim against Lehman Brothers, Inc. (See Note 7 of the Consolidated Financial Statements). Recently, claims of similar priority to that of our remaining claim were quoted privately reflecting a value for our remaining claim of approximately $2.7 million; however, there can be no assurance as to the timing or amount of additional proceeds, if any, that we may receive.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased approximately $1.7 million, or 0.8% for the three months ended March 31, 2016 compared to 2015.
Depreciation and Amortization Expense
Depreciation and amortization expense for the Same Property Portfolio increased approximately $6.0 million, or 4.0%, for both BXP and BPLP for the three months ended March 31, 2016 compared to 2015. The increase is primarily due to several new leases commencing at 250 West 55th Street in New York City and therefore the occupancy percentage increasing from approximately 64% at March 31, 2015 to approximately 78% at March 31, 2016. Leasehold improvements and leasing commissions are depreciated and amortized over their respective lease terms. For additional information about the differences between BXP and BPLP, see the Explanatory Note.
Properties Placed In-Service Portfolio
The table below lists the properties placed in-service or partially placed in-service from January 1, 2015 through March 31, 2016. Rental revenue, real estate operating expenses and depreciation and amortization expense from our Properties Placed In-Service Portfolio increased approximately $12.0 million, $2.8 million and $2.4 million, respectively, for the three months ended March 31, 2016 compared to 2015 as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses			Depreciation and Amortization Expense
Name			Square Feet	2016	2015	Change	2016	2015	Change	2016	2015	Change
				(dollars in thousands)
535 Mission Street	Fourth Quarter, 2014	Fourth Quarter, 2015	307,235	$5,071	$1,453	$3,618	$1,538	$675	$863	$1,480	$533	$947
690 Folsom Street	Fourth Quarter, 2014	Fourth Quarter, 2015	26,080	320	175	145	100	34	66	115	86	29
The Point (formerly 99 Third Avenue Retail)	Third Quarter, 2015	Fourth Quarter, 2015	16,300	209	—	209	71	—	71	96	—	96
601 Massachusetts Avenue	Third Quarter, 2015	N/A	478,000	8,051	—	8,051	1,784	—	1,784	1,303	—	1,303
			827,615	$13,651	$1,628	$12,023	$3,493	$709	$2,784	$2,994	$619	$2,375

Properties in Development or Redevelopment Portfolio
During the three months ended March 31, 2015, the Properties in Development or Redevelopment Portfolio consisted of our Reservoir Place North property located in Waltham, Massachusetts. We commenced redevelopment of this approximately 73,000 net rentable square foot Class A Office property on May 1, 2015 and it has an expected stabilization date in the third quarter of 2017. Prior to the commencement of redevelopment, this building was operational, and during the three months ended March 31, 2015, had revenue and real estate operating expenses of approximately $0.5 million and $0.2 million, respectively. In addition, during the three months ended March 31, 2015, the building had approximately $0.1 million of depreciation and amortization expense.
Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2015 and March 31, 2016. Rental revenue, real estate operating expenses and depreciation and amortization expense from our Properties Sold Portfolio decreased approximately $14.0 million, $6.5 million and $3.0 million, respectively, for the three months ended March 31, 2016 compared to 2015 as detailed below.

				Rental Revenue			Real Estate Operating Expenses			Depreciation and Amortization Expense
Name	Date sold	Property Type	Square Feet (sf)	2016	2015	Change	2016	2015	Change	2016	2015	Change
				(dollars in thousands)
Office
505 9th Street, N.W. (1)	September 18, 2015	Office	322,000	$—	$6,525	$(6,525)	$—	$2,599	$(2,599)	$—	$874	$(874)
Innovation Place (2)	December 17, 2015	Office	574,000	—	579	(579)	—	620	(620)	—	1,112	(1,112)
415 Main Street	February 1, 2016	Office	231,000	1,675	5,305	(3,630)	432	1,692	(1,260)	108	1,001	(893)
				1,675	12,409	(10,734)	432	4,911	(4,479)	108	2,987	(2,879)
Residential
Residences on The Avenue	March 17, 2015	Residential	323,050 (3)	—	3,230	(3,230)	—	2,020	(2,020)	—	121	(121)
				$1,675	$15,639	$(13,964)	$432	$6,931	$(6,499)	$108	$3,108	$(3,000)
___________
(1) This property was owned by a consolidated entity in which we had a 50% interest.
(2) This is a 26-acre site with one occupied and three vacant existing office buildings.
(3) This property has 335 apartment units and approximately 50,000 net rentable square feet of retail space.
Operating Income and Expense Items
Residential Net Operating Income
Net operating income for our residential properties decreased by approximately $0.9 million for the three months ended March 31, 2016 compared to 2015.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and The Avant at Reston Town Center for the three months ended March 31, 2016 and 2015. On March 17, 2015, we sold the Residences on The Avenue and therefore there is no information shown for the three months ended March 31, 2016 and 2015.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center
	2016	2015	Percentage Change	2016	2015	Percentage Change
Average Physical Occupancy (1)	96.1%	98.1%	(2.0)%	92.9%	80.1%	16.0%
Average Economic Occupancy (2)	97.6%	98.8%	(1.2)%	92.8%	76.9%	20.7%
Average Monthly Rental Rate (3)	$4,153	$4,012	3.5%	$2,327	$2,244	3.7%
Average Rental Rate Per Occupied Square Foot	$4.57	$4.44	2.9%	$2.55	$2.45	4.1%
___________

(1)	Average Physical Occupancy is defined as the average number of occupied units divided by the total number of units, expressed as a percentage.

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

Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property decreased by approximately $0.4 million for the three months ended March 31, 2016 compared to 2015. We expect our hotel net operating income for 2016 to be generally in line with 2015 and contribute between $13 million and $15 million.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended March 31, 2016 and 2015.

	2016	2015	Percentage Change
Occupancy	75.2%	78.7%	(4.4)%
Average daily rate	$223.48	$223.34	0.1%
Revenue per available room, REVPAR	$168.08	$175.86	(4.4)%
Development and Management Services
Development and management services income increased approximately $1.4 million for the three months ended March 31, 2016 compared to 2015. Development income and management service income increased by approximately $1.0 million and $0.4 million, respectively. The increase in development income is primarily due to increases in development fees from our Boston and New York joint ventures as well as an increase in our San Francisco third-party developments fees, partially offset by a decrease in development fees from our Washington, DC third-party developments and joint ventures. Development income also increased due to fees we earned on tenant improvement buildouts being constructed in our New York region. Management service income increased primarily due to service income that we have received from our tenants. We expect our development and management services income for 2016 to be generally in line with 2015 and contribute between $22 million and $26 million.
General and Administrative
General and administrative expenses increased approximately $0.6 million for the three months ended March 31, 2016 compared to 2015 due primarily to an increase in overall compensation expense.
Based on currently budgeted amounts, we expect general and administrative expenses for 2016 to be between $102 million and $107 million, which would be greater than the $96 million for 2015. This estimate assumes a cost-of-living adjustment, projected increase in the value of BXP’s deferred compensation plan and the impact of the issuance of a long-term compensation plan in February 2016. The projected increased expense associated with the long-term compensation plan is due to the difference between the unvested expense remaining from the 2013 MYLTIP Units compared to the expense that would be recognized during the first year of the new long-term compensation plan.
Wages directly related to the development and leasing of rental properties are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the three months ended March 31, 2016 and 2015 were approximately $4.3 million and $3.6 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased approximately $0.3 million for the three months ended March 31, 2016 compared to 2015. Transaction costs are primarily related to the formation of new and pending joint ventures, pending and completed asset sales and the pursuit of other transactions, including acquisitions.

Other Income and Expense Items
Income from Unconsolidated Joint Ventures
For the three months ended March 31, 2016 compared to 2015, income from unconsolidated joint ventures decreased by approximately $13.0 million of which approximately $12.3 million was due to a decrease in our share of the net income from 901 New York Avenue and approximately $0.7 million due to a decrease in our share of net income from our other joint ventures, particularly our Annapolis Junction joint venture. During the three months ended March 31, 2015, we received a distribution of approximately $24.5 million from our 901 New York Avenue joint venture, which was generated from the excess loan proceeds from the joint venture’s refinancing of its mortgage loan to a new 10-year mortgage loan totaling $225.0 million.  Our allocation of income and distributions for the three months ended March 31, 2015 was not proportionate to our nominal ownership interest as a result of the achievement of specified investment return thresholds, as provided for in the joint venture agreement.
Gains from Investments in Securities
Gains from investments in securities for the three months ended March 31, 2016 and 2015 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for BXP’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to BXP’s officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the three months ended March 31, 2016 and 2015, we recognized gains of approximately $0.3 million and $0.4 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $0.3 million and $0.4 million during the three months ended March 31, 2016 and 2015, respectively, as a result of increases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by officers of BXP participating in the plan.
Interest Expense
Interest expense decreased approximately $3.4 million for the three months ended March 31, 2016 compared to 2015 as detailed below:

Component	Change in interest expense for the three months ended March 31, 2016 compared to March 31, 2015
(in thousands)
Increases to interest expense due to:
Issuance of $1.0 billion in aggregate principal of 3.650% senior notes due 2026 on January 20, 2016	$7,241
Increase in the interest for the Outside Members’ Notes Payable for 767 Fifth Avenue (the General Motors Building) (1)	850
Other interest expense (excluding senior notes)	21
Total increases to interest expense	8,112
Decreases to interest expense due to:
Defeasance of the mortgage loan collateralized by 100 & 200 Clarendon Street (formerly the John Hancock Tower and Garage) on December 15, 2015	(8,069)
Sale of 505 9th Street, N.W. on September 18, 2015	(1,745)
Increase in capitalized interest (2)	(1,303)
Repayment of mortgage financings (3)	(443)
Total decreases to interest expense	(11,560)
Total change in interest expense	$(3,448)
___________

(1)
The related interest expense from the Outside Members’ Notes Payable totaled approximately $8.2 million and $7.4 million for the three months ended March 31, 2016 and 2015, respectively. These amounts are fully allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.

(2)
The increase was primarily due to the commencement and continuation of several development projects. For a list of developments projects refer to “Liquidity and Capital Resources” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(3)	Includes the repayment of Kingstowne Two and Kingstowne Retail.
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. As properties are placed in-service, we cease capitalizing interest and interest is then expensed. Interest capitalized for the three months ended March 31, 2016 and 2015 was approximately $9.3 million and $8.0 million, respectively. These costs are not included in the interest expense referenced above.
We anticipate interest expense for 2016 will be approximately $400 million to $415 million. This amount is net of approximately $40 million to $50 million of projected capitalized interest. These estimates also assume we will not incur any additional indebtedness, make additional prepayments or repurchases of existing indebtedness and that there will not be any fluctuations in interest rates or any changes in our development activity. These estimates also do not include any additional interest expense we could incur related to the settlement of BPLP’s outstanding derivative agreements. If we elect to prepay or repurchase existing indebtedness prior to its maturity, we may incur prepayment penalties or recognize the acceleration of amortized costs, or both.
At March 31, 2016, our variable rate debt consisted of BPLP’s $1.0 billion Unsecured Line of Credit, of which no amount was outstanding at March 31, 2016. For a summary of our consolidated debt as of March 31, 2016 and March 31, 2015 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Gains on Sales of Real Estate
Gains on sales of real estate for the Total Property Portfolio decreased approximately $27.5 million and $25.3 million for BXP and BPLP, respectively for the three months ended March 31, 2016 and 2015 as detailed below.

Name	Date sold	Property Type	Square Feet (sf) / Acres	Sale Price	Cash Proceeds	BXP’s Gain on Sale of Real Estate (1)
				(dollars in millions)
2016
415 Main Street	February 1, 2016	Office	231,000 sf	$105.4	$104.9	$60.8
				$105.4	$104.9	$60.8	(2)
2015
Washingtonian North	February 19, 2015	Land	8.5 acres	$8.7	$8.3	$3.7
Residences on The Avenue (3)	March 17, 2015	Residential	323,050 sf	196.0	192.5	91.4
				$204.7	$200.8	$95.1
___________

(1)
With the exception of 415 Main Street, the gains on sales of real estate were the same for BXP and BPLP. The gain on sale of real estate for BPLP was $63.0 million for 415 Main Street. For additional information about the differences between BXP and BPLP, see the Explanatory Note.

(2)
Excludes approximately $6.8 million of a gain on sale of real estate recognized during the three months ended March 31, 2016 related to previously deferred gain amounts from the 2014 sale of Patriots Park.

(3)
This property has 335 apartment units and approximately 50,000 net rentable square feet of retail space. We have agreed to provide net operating income support of up to $6.0 million should the property’s net operating income fail to achieve certain thresholds, which has been recorded as a reduction to the gain on sale. This property was subject to a ground lease that expires on February 1, 2068.

Noncontrolling interests in property partnerships
Noncontrolling interests in property partnerships decreased by approximately $4.7 million for the three months ended March 31, 2016 compared to 2015 as detailed below.

Property	Date of Consolidation	Partners’ noncontrolling interests for the three months ended March 31,
		2016	2015	Change
		(in thousands)
505 9th Street (1)	October 1, 2007	$—	$668	$(668)
Fountain Square (2)	October 4, 2012	—	2,228	(2,228)
767 Fifth Avenue (the General Motors Building) (3)	May 31, 2013	(4,694)	(2,786)	(1,908)
Times Square Tower	October 9, 2013	6,836	6,755	81
601 Lexington Avenue	October 30, 2014	5,224	5,106	118
100 Federal Street	October 30, 2014	782	888	(106)
Atlantic Wharf Office	October 30, 2014	2,316	2,349	(33)
		$10,464	$15,208	$(4,744)
___________

(1)	On September 18, 2015, we sold this property (See Note 8 to the Consolidated Financial Statements).

(2)	On September 15, 2015, we acquired our partners’ nominal 50% interest (See Note 8 to the Consolidated Financial Statements).

(3)
The net loss allocation is primarily due to the partners’ share of the interest expense for the outside members’ notes payable, which was $8.2 million and $7.4 million for the three months ended March 31, 2016 and 2015, respectively.

Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest–common units of the Operating Partnership increased by approximately $1.2 million for the three months ended March 31, 2016 compared to 2015 due primarily to an increase in allocable income partially offset by a decrease in the noncontrolling interest’s ownership percentage. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	fund capital expenditures, including major renovations, tenant improvements and leasing costs;

•	fund development costs;

•	fund dividend requirements on BXP’s Series B Preferred Stock;

•	fund possible property acquisitions; and

•	make the minimum distribution required to enable BXP to maintain its REIT qualification under the Internal Revenue Code of 1986, as amended.
We expect to satisfy these needs using one or more of the following:

•	cash flow from operations;

•	distribution of cash flows from joint ventures;

•	cash and cash equivalent balances;

•	issuances of BXP equity securities and/or additional preferred or common units of partnership interest in BPLP;

•	BPLP’s Unsecured Line of Credit and other short-term bridge facilities;

•	construction loans;

•	long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness); and

•	sales of real estate.
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

The following table presents information on properties under construction as of March 31, 2016 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)	Estimated Total Investment(1)	Percentage Leased (2)
Office
804 Carnegie Center	Second Quarter, 2016	Princeton, NJ	1	130,000	$44,644	$47,000	100%
1265 Main Street (50% ownership)	Fourth Quarter, 2016	Waltham, MA	1	115,000	16,955	26,090	100%
Prudential Center Retail Expansion	First Quarter, 2017	Boston, MA	—	15,000	9,252	10,760	100%
601 Massachusetts Avenue (3)	First Quarter, 2017	Washington, DC	1	478,000	301,454	339,760	90%
10 CityPoint	Second Quarter, 2017	Waltham, MA	1	245,000	78,046	100,400	96%
888 Boylston Street	Fourth Quarter, 2017	Boston, MA	1	425,000	187,127	271,500	69%
Salesforce Tower (95% ownership)	First Quarter, 2019	San Francisco, CA	1	1,400,000	488,458	1,073,500	59%
The Hub on Causeway	Fourth Quarter, 2019	Boston , MA	1	385,000	13,961	141,870	33%
Dock72 (50% ownership)	First Quarter, 2020	Brooklyn, NY	1	670,000	14,583	204,900	33%
Total Office Properties under Construction			8	3,863,000	1,154,480	2,215,780	62%
Residential
Cambridge Residential / 88 Ames (274 units)	First Quarter, 2019	Cambridge, MA	1	164,000	12,117	140,170	N/A
Reston Signature Site (508 units)	Second Quarter, 2020	Reston, VA	1	490,000	32,585	217,232	N/A
Reston Signature Site - Retail			—	24,600	—	—	81%
Total Residential Properties under Construction			2	678,600	44,702	357,402	59%	(4)
Redevelopment Properties
Reservoir Place North	Third Quarter, 2017	Waltham, MA	1	73,000	13,411	24,510	—%
Total Properties under Construction and Redevelopment			11	4,614,600	$1,212,593	$2,597,692	61%	(4)
___________

(1)	Represents our share. Includes net revenue during lease up period, acquisition expenses and approximately $57.0 million of construction cost and leasing commission accruals.

(2)	Represents percentage leased as of May 2, 2016, includes leases with future commencement dates.

(3)	As of May 2, 2016, this property was 84% placed in-service.

(4)	Includes approximately 9,000 square feet of retail space from the Cambridge Residential / 88 Ames development which is 0% leased.

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

Our primary uses of capital will be the completion of our current developments, which, through 2020, have remaining costs to fund of approximately $1.4 billion, as of March 31, 2016 and our 2016 and 2017 debt maturities, which are discussed below.  With approximately $1.2 billion of cash and cash equivalents and approximately $983.9 million available under BPLP’s Unsecured Line of Credit, as of May 2, 2016, we have sufficient capital to complete these developments.  We believe that our strong liquidity, including our availability under BPLP’s Unsecured Line of Credit, and proceeds from debt financings and asset sales provide sufficient liquidity to fund our remaining capital requirements on existing development projects and pursue additional attractive investment opportunities, including new developments.  We also have full availability under BXP’s $600 million at-the-market equity offering program.
We remain focused on our upcoming debt maturities in 2016 and 2017. Our consolidated debt maturities through the end of 2017 consist of four mortgage/mezzanine loans totaling approximately $2.7 billion (of which our share of the consolidated entities is approximately $2.1 billion). These loans have a weighted-average coupon/stated interest rate of approximately 5.93% per annum and a GAAP interest rate of approximately 4.19% per annum.
To reduce the risk associated with potential future interest rate increases, BPLP has entered into forward-starting interest rate swap contracts that fix the 10-year swap rate at a weighted-average rate of 2.423% per annum on notional amounts aggregating $550 million.
In addition, 767 Fifth Partners LLC, which is the consolidated entity in which we have a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City, entered into forward-starting interest rate swap contracts that fix the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450 million. These swaps are targeting the refinancing of the property’s mortgage loans totaling $1.6 billion that mature on October 7, 2017 but can be prepaid without penalty beginning in June 2017.
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
REIT Tax Distribution Considerations
Dividend
As a REIT, BXP is subject to a number of organizational and operational requirements, including a requirement that BXP currently distribute at least 90% of its annual taxable income (excluding capital gains and with certain other adjustments). Our policy is for BXP to distribute at least 100% of its taxable income, including capital gains, to avoid paying federal tax. On December 17, 2015, BXP’s Board of Directors declared a special cash dividend of $1.25 per common share paid on January 28, 2016 to shareholders of record as of the close of business on December 31, 2015. The decision to declare a special dividend was primarily a result of the taxable gains associated with the sale of approximately $584 million of assets in 2015. The Board of Directors did not make any change to its policy with respect to regular quarterly dividends. Common and LTIP unitholders of limited partnership interest in BPLP, as of the close of business on December 31, 2015, received the same total distribution per unit, on January 28, 2016.
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
Cash and cash equivalents were approximately $1.6 billion and $1.1 billion at March 31, 2016 and 2015, respectively, representing an increase of approximately $0.5 billion. The following table sets forth changes in cash flows:

	Three months ended March 31,
	2016	2015	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$348,980	$201,446	$147,534
Net cash provided by (used in) investing activities	(109,357)	2,725	(112,082)
Net cash provided by (used in) financing activities	642,337	(902,854)	1,545,191

Our principal source of cash flow is related to the operation of our properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 7.1 years with occupancy rates historically in the range of 90% to 94%. Our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties, secured and unsecured borrowings and equity offerings of BXP.
For the three months ended March 31, 2015, our total dividend/distribution payments exceeded our cash flow from operating activities due to the special dividend/distribution which was declared in December 2014 and paid to common stockholders of BXP and common unitholders of BPLP in January 2015. The cash flows distributed were primarily a result of the taxable gains associated with the sale of approximately $2.3 billion of assets during 2014 partially offset by our election to deduct costs that were capitalized in prior years that may now be deducted under the new Tangible Property Regulations and were included as part of cash flows provided by financing activities. Dividends/Distributions will generally exceed cash flows from operating activities during periods in which we sell significant real estate assets and the distribution of gains occurs in a different period.
Cash is provided by (used in) investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the three months ended March 31, 2016 consisted primarily of development projects and tenant improvements partially offset by the proceeds from the sale of real estate. Cash provided by investing activities for the three months ended March 31, 2015 consisted primarily of the proceeds from the sales of real estate partially offset by funding of our development projects, as detailed below:

	Three months ended March 31,
	2016	2015
	(in thousands)
Construction in progress (1)	$(122,940)	$(60,013)
Building and other capital improvements	(25,329)	(19,391)
Tenant improvements	(55,739)	(26,950)
Proceeds from the sales of real estate (2)	104,816	194,821
Proceeds from sales of real estate placed in escrow (2)	(104,696)	(201,857)
Proceeds from sales of real estate released from escrow (2)	104,696	99,916
Cash released from escrow for land sale contracts	488	—
Deposit on real estate	—	(5,000)
Capital contributions to unconsolidated joint ventures (3)	(10,215)	(2,444)
Capital distributions from unconsolidated joint ventures (4)	—	24,527
Investments in securities, net	(438)	(884)
Net cash provided by (used in) investing activities	$(109,357)	$2,725
___________

(1)
Construction in progress for the three months ended March 31, 2016 includes ongoing expenditures associated with 601 Massachusetts Avenue, which was partially placed in-service during the three months ended March 31, 2016. In addition, we incurred costs associated with our continued development of 804 Carnegie Center, Salesforce Tower, 888 Boylston Street, 10 CityPoint, the Prudential Center retail expansion and Cambridge and Reston Signature Site residential projects.

Construction in progress for the three months ended March 31, 2015 includes ongoing expenditures associated with 690 Folsom Street and 535 Mission Street, which were partially placed in-service during the three months ended March 31, 2015. In addition, we incurred costs associated with our continued development of 601 Massachusetts Avenue, 804 Carnegie Center, Salesforce Tower, 888 Boylston Street, 10 CityPoint, The Point, (formerly 99 Third Avenue Retail) and the Prudential Center retail expansion.

(2)
On February 1, 2016, we completed the sale of our 415 Main Street property located in Cambridge, Massachusetts to the tenant for a gross sale price of approximately $105.4 million.  Net cash proceeds totaled approximately $104.9 million.

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
On February 19, 2015, we completed the sale of a parcel of land within our Washingtonian North property located in Gaithersburg, Maryland for a gross sale price of $8.7 million. Net cash proceeds totaled approximately $8.3 million. We have released from escrow approximately $8.3 million of the proceeds that were being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.

(3)
Capital contributions to unconsolidated joint ventures for the three months ended March 31, 2016 were primarily due to cash contributions of approximately $5.4 million and $4.2 million to our Hub on Causeway and 1265 Main Street joint ventures, respectively.

(4)
Capital distributions from unconsolidated joint ventures decreased due to a distribution made by the joint venture that owns 901 New York Avenue located in Washington, DC. During the three months ended March 31, 2015, we received a distribution of approximately $24.5 million, which was generated from the excess loan proceeds from the joint venture’s refinancing of its mortgage loan to a new 10-year mortgage loan totaling $225.0 million.  Our allocation of income and distributions for the three months ended March 31, 2015 was not proportionate to our nominal ownership interest as a result of the achievement of specified investment return thresholds, as provided for in the joint venture agreement.

Cash provided by financing activities for the three months ended March 31, 2016 totaled approximately $0.6 billion. This consisted primarily of the issuance of BPLP’s $1.0 billion in aggregate principal amount of its 3.650% senior unsecured notes due 2026 partially offset by the payments of regular and special dividends and distributions to our shareholders and unitholders. Future debt payments are discussed below under the heading “Capitalization—Debt Financing.”

Capitalization
At March 31, 2016, our total consolidated debt was approximately $10.0 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 4.29% (with a coupon/stated rate of 4.79%) and the weighted-average maturity was approximately 4.6 years.
The following table presents total consolidated and adjusted market capitalization as well as the corresponding ratio of total and adjusted debt to total and adjusted market capitalization (dollars in thousands):

	March 31, 2016
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	153,604,966	153,604,966	$19,520,119	(2)
Common Operating Partnership Units	18,157,634	18,157,634	2,307,472	(3)
5.25% Series B Cumulative Redeemable Preferred Stock	80,000	—	200,000	(4)
Total Equity		171,762,600	$22,027,591
Total Consolidated Debt			9,980,366
Total Consolidated Market Capitalization			$32,007,957

Total Equity			$22,027,591
Total Adjusted Debt			9,349,468
Total Adjusted Market Capitalization			$31,377,059
Total Debt/Total Market Capitalization			31.18%
Total Adjusted Debt/Total Adjusted Market Capitalization			29.80%
_______________

(1)
Values based on March 31, 2016 closing price of $127.08, except for BXP’s shares of Series B Cumulative Redeemable Preferred Stock which have been valued at the liquidation preference of $2,500.00 per share (see Note 4 below).

(2)	As of March 31, 2016 includes 59,875 shares of restricted stock.

(3)	Includes 2,065,185 long-term incentive plan units (including 215,709 2012 OPP Units and 103,882 2013 MYLTIP Units), but excludes an aggregate of 1,317,950 MYLTIP Units granted between 2014 and 2016.

(4)
On or after March 27, 2018, BXP, at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into or exchangeable for any other security of BXP or any of its affiliates.

Total adjusted debt to total adjusted market capitalization ratio, defined as total adjusted debt (which equals our total consolidated debt, plus our share of unconsolidated joint venture debt, minus our joint venture partners’ share of consolidated debt) as a percentage of the market value of BXP’s outstanding equity securities plus our total adjusted debt, is an alternative measure of leverage used by some analysts in the REIT sector. For a tabular reconciliation refer to “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We present this ratio because, following the consolidation of 767 Venture, LLC (the entity that owns 767 Fifth Avenue (The General Motors Building)) effective June 1, 2013, our consolidated debt increased significantly compared to prior periods even though our economic interest in 767 Venture, LLC remained substantially unchanged at 60%. Similarly, after selling an interest in 601 Lexington Avenue, our economic interest in the property decreased to 55% even though we continue to consolidate the related mortgage indebtedness. Accordingly, we believe the presentation of total adjusted debt may provide investors with a more complete picture of our share of consolidated and unconsolidated debt. In addition, in light of the difference between our total consolidated debt and our total adjusted debt, we believe that also presenting our total adjusted debt to total adjusted market capitalization may provide investors with a more complete picture of our leverage in relation to the overall size of our company. Investors should understand that our total adjusted debt to total adjusted market capitalization ratio is in part a function of the market price of the common stock of BXP and as such will fluctuate with changes in such price and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. The total adjusted debt to total adjusted market capitalization ratio should be evaluated along with the ratio of indebtedness to other measures of asset value used by financial analysts and other financial ratios, as well as the various components of our outstanding indebtedness.

The calculation of total consolidated market capitalization and total adjusted market capitalization do not include 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. These percentages will fluctuate with changes in the market value of our common stock and do not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the total consolidated debt to total consolidated market capitalization ratio and the total adjusted debt to total adjusted market capitalization ratio may provide investors with alternate indications of leverage, so long as they are evaluated along with other financial ratios and the various components of our outstanding indebtedness.
For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and for a discussion of our consolidated joint venture indebtedness see “Liquidity and Capital Resources—Capitalization—Mortgage Notes Payable, Net” and “—Mezzanine Notes Payable” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Debt Financing
As of March 31, 2016, we had approximately $10.0 billion of outstanding consolidated indebtedness, representing approximately 31.18% of our total consolidated market capitalization as calculated above consisting of approximately (1) $6.3 billion in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 4.32% per annum and maturities in 2018 through 2026; (2) $3.4 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 4.11% per annum and weighted-average term of 2.2 years and (3) $0.3 billion of mezzanine notes payable associated with 767 Fifth Avenue (the General Motors Building), in New York City having a GAAP interest rate of 5.53% per annum and maturing in 2017. The table below summarizes our mortgage and mezzanine notes payable, BPLP’s unsecured senior notes and BPLP’s Unsecured Line of Credit at March 31, 2016 and March 31, 2015:

	March 31,
	2016	2015
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$3,416,622	$4,283,948
Unsecured senior notes, net	6,255,602	5,260,260
Unsecured line of credit	—	—
Mezzanine notes payable	308,142	309,475
Total consolidated debt	9,980,366	9,853,683
Add:
Our share of unconsolidated joint venture debt, net	351,394	350,178
Deduct:
Partners’ share of consolidated mortgage notes payable, net	(859,035)	(1,049,777)
Partners’ share of consolidated mezzanine notes payable	(123,257)	(123,790)
Total adjusted debt	$9,349,468	$9,030,294

	March 31,
	2016	2015
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	100.00%	100.00%
Variable rate	—%	—%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	4.29%	4.40%
Variable rate	—%	—%
Total	4.29%	4.40%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	4.79%	4.98%
Variable rate	—%	—%
Total	4.79%	4.98%

Unsecured Line of Credit
BPLP has a $1.0 billion revolving credit facility (the “Unsecured Line of Credit”) with a maturity date of July 26, 2018. BPLP may increase the total commitment to $1.5 billion, subject to syndication of the increase and other conditions. At BPLP’s option, loans outstanding under the Unsecured Line of Credit will bear interest at a rate per annum equal to (1) in the case of loans denominated in Dollars, Euro or Sterling, LIBOR or, in the case of loans denominated in Canadian Dollars, CDOR, in each case, plus a margin ranging from 0.925% to 1.70% based on BPLP’s credit rating or (2) an alternate base rate equal to the greatest of (a) the Administrative Agent’s prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.70% based on BPLP’s credit rating. The Unsecured Line of Credit also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to BPLP at a reduced interest rate. In addition, BPLP is also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.35% based on BPLP’s credit rating and (2) an annual fee on the undrawn amount of each letter of credit equal to the LIBOR margin. Based on BPLP’s credit rating, the LIBOR and CDOR margin is 1.00%, the alternate base rate margin is 0.0% and the facility fee is 0.15%. BPLP’s ability to borrow under its Unsecured Line of Credit is subject to its compliance with a number of customary financial and other covenants on an ongoing basis, including:

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
As of March 31, 2016 and May 2, 2016, we had no borrowings and outstanding letters of credit totaling approximately $16.1 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $983.9 million.
Unsecured Senior Notes, Net
On January 20, 2016, BPLP completed a public offering of $1.0 billion in aggregate principal amount of its 3.650% senior unsecured notes due 2026. The notes were priced at 99.708% of the principal amount to yield an effective rate (including financing fees) of 3.766% to maturity. The notes will mature on February 1, 2026, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $988.9 million after deducting underwriting discounts and transaction expenses (See Note 5 to the Consolidated Financial Statements).
Derivative Instruments and Hedging Activities
As of March 31, 2016, BPLP has entered into seventeen forward-starting interest rate swap contracts that fix the 10-year swap rate at a weighted-average rate of approximately 2.423% per annum on notional amounts aggregating $550.0 million. BPLP entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce our exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in September 2016.
In addition, as of March 31, 2016, 767 Fifth Partners LLC, which is the consolidated entity (in which we have a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City), has entered into sixteen forward-starting interest rate swap contracts, that fix the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450.0 million. Our 767 Fifth Partners LLC consolidated entity entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in June 2017 (See Note 6 to the Consolidated Financial Statements).

Mortgage Notes Payable, Net
The following represents the outstanding principal balances due under the mortgage notes payable at March 31, 2016:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Deferred Financing Costs, Net (2)	Carrying Amount	Carrying Amount (partners’ share)		Maturity Date
	(dollars in thousands)
Wholly-owned
599 Lexington Avenue	5.57%	5.41%	$750,000	$—	$(403)	$749,597	N/A	(3)(4)	March 1, 2017
Embarcadero Center Four	6.10%	7.02%	347,382	—	(107)	347,275	N/A	(5)	December 1, 2016
Fountain Square	5.71%	2.56%	211,250	564	(12)	211,802	N/A	(3)(6)	October 11, 2016
New Dominion Tech Park, Bldg. One	7.69%	7.84%	37,182	—	(400)	36,782	N/A		January 15, 2021
University Place	6.94%	6.99%	10,396	—	(68)	10,328	N/A		August 1, 2021
			1,356,210	564	(990)	1,355,784	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	5.95%	2.44%	1,300,000	67,047	(206)	1,366,841	546,736	(3)(7)(8)	October 7, 2017
601 Lexington Avenue	4.75%	4.79%	696,005	—	(2,008)	693,997	312,299	(9)	April 10, 2022
			1,996,005	67,047	(2,214)	2,060,838	859,035
Total			$3,352,215	$67,611	$(3,204)	$3,416,622	$859,035
_______________

(1)
GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition or consolidation. All adjustments to reflect loans at their fair value upon acquisition or consolidation are noted above.

(2)	On January 1, 2016, we adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) (See Note 2 to the Consolidated Financial Statements).

(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.

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

(6)
In connection with the mortgage financing we have agreed to guarantee approximately $0.7 million related to our obligation to provide funds for certain tenant re-leasing costs. This mortgage loan was repaid on April 11, 2016 (See Note 13 to the Consolidated Financial Statements).

(7)	This property is owned by a consolidated entity in which we have a 60% interest.

(8)
In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of March 31, 2016, the maximum funding obligation under the guarantee was approximately $16.2 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.

(9)	This property is owned by a consolidated entity in which we have a 55% interest.
Mezzanine Notes Payable
The following represents the outstanding principal balances due under the mezzanine notes payable at March 31, 2016:

Property Debt is Associated With	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount	Carrying Amount (partners’ share)		Maturity Date
	(dollars in thousands)
767 Fifth Avenue (the General Motors Building)	6.02%	5.53%	$306,000	$2,142	$308,142	$123,257	(2)(3)	October 7, 2017

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
Outside Members’ Notes Payable
In conjunction with the consolidation of 767 Fifth Avenue (the General Motors Building), we recorded loans payable to the joint venture’s partners totaling $450.0 million and related accrued interest payable totaling approximately $175.8 million. The partner loans bear interest at a fixed rate of 11.0% per annum and mature on June 9, 2017. We have eliminated in consolidation our partner loan totaling $270.0 million and our share of the related accrued interest payable of approximately $191.5 million at March 31, 2016. The remaining notes payable to the outside joint venture partners and related accrued interest payable totaling $180.0 million and approximately $127.7 million as of March 31, 2016 have been reflected as Outside Members’ Notes Payable and within Accrued Interest Payable, respectively, and is being allocated to our partners in noncontrolling interest in our Consolidated Balance Sheets. The related interest expense from the Outside Members’ Notes Payable totaling approximately $8.2 million for the three months ended March 31, 2016 is fully allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.
Off-Balance Sheet Arrangements—Joint Venture Indebtedness
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 25% to 60%. Six of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At March 31, 2016, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $829.1 million (of which our proportionate share is approximately $351.4 million). The table below summarizes the outstanding debt of these joint venture properties at March 31, 2016. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net (2)	Carrying Amount	Carrying Amount (Our Share)		Maturity Date
	(dollars in thousands)
540 Madison Avenue	60%	1.93%	2.10%	$120,000	$(442)	$119,558	$71,735	(3)(4)	June 5, 2018
Metropolitan Square	51%	5.75%	5.81%	168,271	(411)	167,860	85,605		May 5, 2020
Market Square North	50%	4.85%	4.91%	125,070	(378)	124,692	62,346		October 1, 2020
Annapolis Junction Building One	50%	2.18%	2.36%	40,015	(185)	39,830	19,909	(5)	March 31, 2018
Annapolis Junction Building Six	50%	2.68%	2.82%	13,224	—	13,224	6,612	(3)(6)	November 17, 2016
Annapolis Junction Building Seven	50%	2.08%	2.70%	21,546	(28)	21,518	10,759	(3)(7)	April 4, 2016
Annapolis Junction Building Eight	50%	1.93%	2.38%	14,534	(146)	14,388	7,194	(3)(8)	June 23, 2017
500 North Capitol Street	30%	4.15%	4.19%	105,000	(424)	104,576	31,373	(3)	June 6, 2023
901 New York Avenue	25%	3.61%	3.68%	225,000	(1,557)	223,443	55,861		January 5, 2025
Total				$832,660	$(3,571)	$829,089	$351,394
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges.

(2)	On January 1, 2016, we adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) (See Note 2 to the Consolidated Financial Statements).

(3)	The loan requires interest only payments with a balloon payment due at maturity.

(4)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum.

(5)
Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on March 31, 2018 with one, three-year extension option, subject to certain conditions (See Note 13 to the Consolidated Financial Statements).

(6)	The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum.

(7)
The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matured on April 4, 2016 with two, one-year extension options, subject to certain conditions (See Note 13 to the Consolidated Financial Statements).

(8)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum and matures on June 23, 2017 with two, one-year extension options, subject to certain conditions.
State and Local Tax Matters
Because BXP is organized and qualifies as a REIT, it is generally not subject to federal income taxes, but subject to certain state and local taxes. In the normal course of business, certain entities through which we own real estate either have undergone, or are currently undergoing, tax audits or other inquiries. Although we believe that we have substantial arguments in favor of our positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.
Insurance
We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. For additional information concerning our insurance program, see Note 7 to the Consolidated Financial Statements.
Funds from Operations
Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or “FFO,” by adjusting net income (loss) attributable to Boston Properties, Inc. common shareholders or net income (loss) attributable to Boston Properties Limited Partnership common unitholders (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, impairment losses on depreciable real estate consolidated on our balance sheet, impairment losses on our investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures, real estate-related depreciation and amortization, and our share of income (loss) from unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure, but we believe the presentation of FFO, combined with the presentation of required GAAP financial measures, has improved the understanding of operating results of REITs among the investing public and has helped make comparisons of REIT operating results more meaningful. Management generally considers FFO to be useful measures for understanding and comparing our operating results because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company's real estate across reporting periods and to the operating performance of other companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.
FFO should not be considered as a substitute to net income attributable to Boston Properties, Inc. common shareholders or net income attributable to Boston Properties Limited Partnership common unitholders (determined in accordance with GAAP). FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to more comprehensively understand our operating performance, FFO should be considered along with our reported net income attributable to Boston Properties, Inc. or net income attributable to Boston Properties Limited Partnership and our cash flows in accordance with GAAP, as presented in our consolidated financial statements.

Boston Properties, Inc.
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO attributable to Boston Properties, Inc. common shareholders for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$181,747	$171,182
Add:
Preferred dividends	2,618	2,589
Noncontrolling interest—common units of the Operating Partnership	21,393	20,188
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	3
Noncontrolling interests in property partnerships	10,464	15,208
Less:
Gains on sales of real estate	67,623	95,084
Income from continuing operations	148,599	114,086
Add:
Real estate depreciation and amortization (1)	163,580	148,754
Less:
Noncontrolling interests in property partnerships’ share of funds from operations	30,019	36,515
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	3
Preferred dividends	2,618	2,589
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including Boston Properties, Inc.)	$279,542	$223,733
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	28,854	23,348
FFO attributable to Boston Properties, Inc. common shareholders	$250,688	$200,385
Boston Properties, Inc.’s percentage share of Funds from Operations—basic	89.68%	89.56%
Weighted-average shares outstanding—basic	153,626	153,230
 _______________

(1)
Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $159,448 and $154,223, our share of unconsolidated joint venture real estate depreciation and amortization of $4,496 and $(5,132), less corporate related depreciation and amortization of $364 and $337 for the three months ended March 31, 2016 and 2015, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)
Basic FFO	$279,542	171,309	$223,733	171,084
Effect of Dilutive Securities
Stock Based Compensation	—	291	—	643
Diluted FFO	$279,542	171,600	$223,733	171,727
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	28,805	17,683	23,261	17,854
Boston Properties, Inc.’s share of Diluted FFO (1)	$250,737	153,917	$200,472	153,873
 _______________

(1)	BXP’s share of diluted FFO was 89.70% and 89.60% for the quarter ended March 31, 2016 and 2015, respectively.

Boston Properties Limited Partnership
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO attributable to Boston Properties Limited Partnership common unitholders for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$207,296	$193,369
Add:
Preferred distributions	2,618	2,589
Noncontrolling interest—redeemable preferred units	—	3
Noncontrolling interests in property partnerships	10,464	15,208
Less:
Gains on sales of real estate	69,792	95,084
Income from continuing operations	150,586	116,085
Add:
Real estate depreciation and amortization (1)	161,593	146,755
Less:
Noncontrolling interests in property partnerships’ share of funds from operations	30,019	36,515
Noncontrolling interest—redeemable preferred units	—	3
Preferred distributions	2,618	2,589
Funds from Operations (FFO) attributable to Boston Properties Limited Partnership common unitholders (2)	$279,542	$223,733
Weighted-average units outstanding—basic	171,309	171,084
_______________

(1)
Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $157,461 and $152,224, our share of unconsolidated joint venture real estate depreciation and amortization of $4,496 and $(5,132), less corporate related depreciation and amortization of $364 and $337 for the three months ended March 31, 2016 and 2015, respectively.

(2)	Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 MYLTIP Units).
Reconciliation to Diluted Funds from Operations:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
	(in thousands)
Basic FFO	$279,542	171,309	$223,733	171,084
Effect of Dilutive Securities
Stock Based Compensation	—	291	—	643
Diluted FFO	$279,542	171,600	$223,733	171,727

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
During the first quarter of 2016, we paid approximately $75.6 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $101.7 million of new tenant-related obligations associated with approximately 1.4 million square feet of second generation leases, or approximately $72 per square foot. In addition, we signed leases for approximately 121,000 square feet at our development properties. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during the first quarter of 2016, we signed leases for approximately 1.5 million square feet of space and incurred aggregate tenant-related obligations of approximately $115.3 million, or approximately $75 per square foot.
ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
As of March 31, 2016, approximately $10.0 billion of our consolidated borrowings bore interest at fixed rates and none of our consolidated borrowings bore interest at variable rates. The fair value of these instruments is affected by changes in market interest rates. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 4 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2016	2017	2018	2019	2020	2021+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$603,595	$2,100,789	$18,201	$19,238	$20,334	$654,465	$3,416,622	$3,477,310
Average Interest Rate	5.33%	3.50%	5.52%	5.53%	5.55%	4.91%	4.11%
Variable Rate	—	—	—	—	—	—	—	—
	Mezzanine debt
Fixed Rate	$1,049	$307,093	$—	$—	$—	$—	$308,142	$306,089
Average Interest Rate	—	5.53%	—	—	—	—	5.53%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$(5,325)	$(7,381)	$842,753	$693,947	$694,468	$4,037,140	$6,255,602	$6,705,353
Average Interest Rate	—	—	3.85%	5.97%	5.71%	3.89%	4.32%
Variable Rate	—	—	—	—	—	—	—	—
Total Debt	$599,319	$2,400,501	$860,954	$713,185	$714,802	$4,691,605	$9,980,366	$10,488,752

At March 31, 2016, the weighted-average coupon/stated rates on all of our outstanding consolidated debt, all of which had a fixed rate, was 4.79% per annum. At March 31, 2016, we had no outstanding consolidated variable rate debt.
The fair value amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.
As of March 31, 2016, BPLP has entered into seventeen forward-starting interest rate swap contracts that fix the 10-year swap rate at a weighted-average rate of approximately 2.423% per annum on notional amounts aggregating $550.0 million. BPLP entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce our exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in September 2016.
In addition, as of March 31, 2016, 767 Fifth Partners LLC, which is the consolidated entity (in which we have a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City), has entered into sixteen forward-starting interest rate swap contracts, that fix the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450.0 million. Our 767 Fifth Partners LLC consolidated entity entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in June 2017 (See Note 6 to the Consolidated Financial Statements).
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

ITEM 4—Controls and Procedures.
Boston Properties, Inc.
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management, with the participation of Boston Properties, Inc.’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Boston Properties, Inc.'s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in Internal Control Over Financial Reporting. No change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of our fiscal year ending December 31, 2016 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
Boston Properties Limited Partnership
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the management of Boston Properties, Inc., with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Boston Properties, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of our fiscal year ending December 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1—Legal Proceedings.
We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.
ITEM 1A—Risk Factors.
Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in these Quarterly Reports on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds
Boston Properties, Inc.

(a)
During the three months ended March 31, 2016, Boston Properties, Inc. issued an aggregate of 13,259 shares of common stock common shares in exchange for 13,259 common units of limited partnership held by certain limited partners of Boston Properties Limited Partnership. Of these shares, 5,982 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the shares of common stock.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
January 1, 2016 - January 31, 2016	8,747	(1)	$118.45	N/A	N/A
February 1, 2016 - February 29, 2016	532	(1)	111.14	N/A	N/A
March 1, 2016 - March 31, 2016	179	(2)	0.01	N/A	N/A
Total	9,458		$115.80	N/A	N/A
_________________

(1)	Represents shares of common stock surrendered by employees to Boston Properties, Inc. to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.

(2)
Represents shares of restricted common stock repurchased in connection with the termination of an employee’s employment with Boston Properties, Inc. Under the terms of the applicable restricted stock award agreement, such shares were repurchased by Boston Properties, Inc. at a price of and $0.01 per share, which was the amount originally paid by such employee for such shares.

Boston Properties Limited Partnership

(a)
Each time Boston Properties, Inc. issues shares of stock (other than in exchange for common units of Boston Properties Limited Partnership when such common units are presented for redemption), it contributes the proceeds of such issuance to Boston Properties Limited Partnership in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended March 31, 2016, in connection with issuances of common stock by Boston Properties, Inc. pursuant to issuances to employees of restricted common stock under the 2012 Plan and pursuant to issuances under the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan, Boston Properties Limited Partnership issued an aggregate of approximately 21,200 common units to Boston Properties, Inc. in exchange for approximately $292,717, the aggregate proceeds of such common stock issuances to Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
January 1, 2016 - January 31, 2016	8,747	(1)	$118.45	N/A	N/A
February 1, 2016 - February 29, 2016	209,868	(2)	0.53	N/A	N/A
March 1, 2016 - March 31, 2016	179	(3)	0.01	N/A	N/A
Total	218,794		$5.24	N/A	N/A

____________________

(1)
Represents common units of Boston Properties Limited Partnership previously held by Boston Properties, Inc. that were redeemed in connection with the surrender of shares of restricted common stock of Boston Properties, Inc. by employees to Boston Properties, Inc. to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.

(2)
Includes 205,762 2013 MYLTIP units. The measurement period for such 2013 MYLTIP units ended on February 4, 2016 and Boston Properties, Inc.’s total stockholder return was sufficient for employees to earn and therefore become eligible to vest in a portion of the 2013 MYLTIP units. Under the terms of the applicable 2013 MYLTIP award agreements, the 205,762 unearned 2013 MYLTIP units were repurchased at a price of $0.25 per 2013 MYLTIP unit, which was the amount originally paid by each employee for the units. Also includes 532 common units previously held by BXP that were redeemed in connection with the surrender of shares of restricted common stock of BXP by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock and 1,329 LTIP units, 282 2012 OPP units, 174 2013 MYLTIP units, 762 2014 MYLTIP units, 479 2015 MYLTIP units and 548 2016 MYLTIP units that were repurchased in connection with the termination of certain employee’s employment with Boston Properties, Inc. Under the terms of the applicable LTIP unit vesting agreements and OPP and MYLTIP award agreements, these units were repurchased by Boston Properties Limited Partnership at a price of $0.25 per unit, which was the amount originally paid by such employee for the units.

(3)
Represents 179 common units previously held by Boston Properties, Inc. that were redeemed in connection with the repurchase of restricted shares of common stock of Boston Properties, Inc. in connection with the termination of an employee’s employment with the Company. Under the terms of the applicable restricted stock award agreement, such shares were repurchased by Boston Properties, Inc. at a price of $0.01 per share, which was the amount originally paid by such employee for such shares.

ITEM 3—Defaults Upon Senior Securities.
None.
ITEM 4—Mine Safety Disclosures.
None.
ITEM 5—Other Information.

(a)	None.

(b)	None.

ITEM 6—Exhibits.

(a)	Exhibits

10.1	—	Amendment to Letter Agreement, dated as of March 9, 2016, by and between Boston Properties, Inc. and Mortimer B. Zuckerman.

12.1	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Dividends for Boston Properties, Inc.

12.2	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distributions for Boston Properties Limited Partnership.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties, Inc.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties, Inc.

31.3	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties Limited Partnership.

31.4	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties Limited Partnership.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties, Inc.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties, Inc.

32.3	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties Limited Partnership.

32.4	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties Limited Partnership.

101	—
The following materials from Boston Properties, Inc.’s and Boston Properties Limited Partnership’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Partners’ Capital (vi) the Consolidated Statements of Cash Flows, and (vii) related notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

May 6, 2016	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

May 6, 2016	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)