Form 10-Q
period 2016-06-30
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2016-08-04
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016

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
Boston Properties, Inc.:
Large accelerated filer  ☒         Accelerated filer  ☐         Non-accelerated filer  ☐         Smaller reporting company  ☐
Boston Properties Limited Partnership:
Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☒         Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Boston Properties, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Boston Properties, Inc.	Common Stock, par value $0.01 per share	153,693,464
(Registrant)	(Class)	(Outstanding on August 2, 2016)

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2016 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
BPLP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management.
As of June 30, 2016, BXP owned an approximate 89.5% ownership interest in BPLP. The remaining approximate 10.5% interest is owned by limited partners. The other limited partners of BPLP are (1) persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP or (2) recipients of long term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets at BXP. This resulted in a difference between the net real estate of BXP as compared to BPLP of approximately $335.2 million, or 2.2% at June 30, 2016 and a corresponding difference in depreciation expense and gains on sales of real estate upon the sale of certain properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any future redemptions to be accounted for solely as an equity transaction.
To help investors better understand the key differences between BXP and BPLP, certain information for BXP and BPLP in this report has been separated, as set forth below:

•	Item 1. Financial Statements (unaudited), which includes the following specific disclosures for BXP and BPLP:
•Note 9. Noncontrolling Interest;
•Note 10. Stockholders’ Equity / Partners’ Capital; and
•Note 11. Earnings Per Share / Common Unit;

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable;

•	Item 2. Liquidity and Capital Resources includes separate reconciliations of amounts to each entity’s financial statements, where applicable;
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

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended June 30, 2016

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited )

	June 30, 2016	December 31, 2015
	(in thousands, except for share and par value amounts)
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,025,213 at June 30, 2016)	$18,690,403	$18,465,405
Construction in progress (amounts related to VIEs of $567,609 at June 30, 2016)	865,359	763,935
Land held for future development	241,106	252,195
Less: accumulated depreciation (amounts related to VIEs of ($712,358) at June 30, 2016)	(4,056,716)	(3,925,894)
Total real estate	15,740,152	15,555,641
Cash and cash equivalents (amounts related to VIEs of $214,595 at June 30, 2016)	1,180,044	723,718
Cash held in escrows (amounts related to VIEs of $3,527 at June 30, 2016)	65,654	73,790
Investments in securities	21,775	20,380
Tenant and other receivables (amounts related to VIEs of $19,719 at June 30, 2016)	84,861	97,865
Accrued rental income (amounts related to VIEs of $220,277 at June 30, 2016)	776,816	754,883
Deferred charges, net (amounts related to VIEs of $320,317 at June 30, 2016)	697,823	704,867
Prepaid expenses and other assets (amounts related to VIEs of $84,345 at June 30, 2016)	144,222	185,118
Investments in unconsolidated joint ventures	252,618	235,224
Total assets	$18,963,965	$18,351,486
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,046,828 at June 30, 2016)	$3,189,013	$3,435,242
Unsecured senior notes, net	6,257,274	5,264,819
Unsecured line of credit	—	—
Mezzanine notes payable (amounts related to VIEs of $307,797 at June 30, 2016)	307,797	308,482
Outside members' notes payable (amounts related to VIEs of $180,000 at June 30, 2016)	180,000	180,000
Accounts payable and accrued expenses (amounts related to VIEs of $109,038 at June 30, 2016)	287,464	274,709
Dividends and distributions payable	113,071	327,320
Accrued interest payable (amounts related to VIEs of $144,327 at June 30, 2016)	222,175	190,386
Other liabilities (amounts related to VIEs of $195,437 at June 30, 2016)	508,952	483,601
Total liabilities	11,065,746	10,464,559
Commitments and contingencies	—	—
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $0.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at June 30, 2016 and December 31, 2015	200,000	200,000
Common stock, $0.01 par value, 250,000,000 shares authorized, 153,753,830 and 153,658,866 issued and 153,674,930 and 153,579,966 outstanding at June 30, 2016 and December 31, 2015, respectively	1,537	1,536
Additional paid-in capital	6,316,191	6,305,687
Dividends in excess of earnings	(702,361)	(780,952)
Treasury common stock at cost, 78,900 shares at June 30, 2016 and December 31, 2015	(2,722)	(2,722)
Accumulated other comprehensive loss	(79,748)	(14,114)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,732,897	5,709,435
Noncontrolling interests:
Common units of the Operating Partnership	612,385	603,092
Property partnerships	1,552,937	1,574,400
Total equity	7,898,219	7,886,927
Total liabilities and equity	$18,963,965	$18,351,486

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands, except for per share amounts)
Revenue
Rental
Base rent	$493,386	$486,609	$1,029,514	$977,291
Recoveries from tenants	85,706	86,795	175,292	175,388
Parking and other	26,113	26,552	50,938	51,340
Total rental revenue	605,205	599,956	1,255,744	1,204,019
Hotel revenue	12,808	13,403	21,565	22,488
Development and management services	5,533	4,862	12,222	10,190
Total revenue	623,546	618,221	1,289,531	1,236,697
Expenses
Operating
Rental	217,938	214,464	437,110	435,814
Hotel	7,978	8,495	15,612	16,071
General and administrative	25,418	22,284	54,771	51,075
Transaction costs	913	208	938	535
Depreciation and amortization	153,175	167,844	312,623	322,067
Total expenses	405,422	413,295	821,054	825,562
Operating income	218,124	204,926	468,477	411,135
Other income (expense)
Income from unconsolidated joint ventures	2,234	3,078	4,025	17,912
Interest and other income	1,524	1,293	3,029	2,700
Gains (losses) from investments in securities	478	(24)	737	369
Interest expense	(105,003)	(108,534)	(210,312)	(217,291)
Income before gains on sales of real estate	117,357	100,739	265,956	214,825
Gains on sales of real estate	—	—	67,623	95,084
Net income	117,357	100,739	333,579	309,909
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(6,814)	(9,264)	(17,278)	(24,472)
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	(3)	—	(6)
Noncontrolling interest—common units of the Operating Partnership	(11,357)	(9,394)	(32,771)	(29,530)
Net income attributable to Boston Properties, Inc.	99,186	82,078	283,530	255,901
Preferred dividends	(2,589)	(2,618)	(5,207)	(5,207)
Net income attributable to Boston Properties, Inc. common shareholders	$96,597	$79,460	$278,323	$250,694
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.63	$0.52	$1.81	$1.63
Weighted average number of common shares outstanding	153,662	153,450	153,644	153,341
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.63	$0.52	$1.81	$1.63
Weighted average number of common and common equivalent shares outstanding	153,860	153,815	153,889	153,845

Dividends per common share	$0.65	$0.65	$1.30	$1.30

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$117,357	$100,739	$333,579	$309,909
Other comprehensive loss:
Effective portion of interest rate contracts	(32,351)	15,639	(90,997)	12,106
Amortization of interest rate contracts (1)	628	628	1,255	1,255
Other comprehensive income (loss)	(31,723)	16,267	(89,742)	13,361
Comprehensive income	85,634	117,006	243,837	323,270
Net income attributable to noncontrolling interests	(18,171)	(18,661)	(50,049)	(54,008)
Other comprehensive income (loss) attributable to noncontrolling interests	8,681	(2,512)	24,108	(2,209)
Comprehensive income attributable to Boston Properties, Inc.	$76,144	$95,833	$217,896	$267,053
_______________
(1) Amounts reclassified from comprehensive income primarily to interest expense within the Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Equity, December 31, 2015	153,580	$1,536	$200,000	$6,305,687	$(780,952)	$(2,722)	$(14,114)	$2,177,492	$7,886,927
Redemption of operating partnership units to common stock	78	1	—	2,663	—	—	—	(2,664)	—
Allocated net income for the year	—	—	—	—	283,530	—	—	50,049	333,579
Dividends/distributions declared	—	—	—	—	(204,939)	—	—	(23,713)	(228,652)
Shares issued pursuant to stock purchase plan	3	—	—	332	—	—	—	—	332
Net activity from stock option and incentive plan	14	—	—	1,772	—	—	—	14,877	16,649
Sale of interests in property partnerships	—	—	—	1,320	—	—	—	(1,320)	—
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	5,040	5,040
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(25,914)	(25,914)
Effective portion of interest rate contracts	—	—	—	—	—	—	(66,759)	(24,238)	(90,997)
Amortization of interest rate contracts	—	—	—	—	—	—	1,125	130	1,255
Reallocation of noncontrolling interest	—	—	—	4,417	—	—	—	(4,417)	—
Equity, June 30, 2016	153,675	$1,537	$200,000	$6,316,191	$(702,361)	$(2,722)	$(79,748)	$2,165,322	$7,898,219

Equity, December 31, 2014	153,114	$1,531	$200,000	$6,270,257	$(762,464)	$(2,722)	$(9,304)	$2,205,638	$7,902,936
Redemption of operating partnership units to common stock	322	4	—	10,839	—	—	—	(10,843)	—
Allocated net income for the year	—	—	—	—	255,901	—	—	49,561	305,462
Dividends/distributions declared	—	—	—	—	(204,676)	—	—	(23,578)	(228,254)
Shares issued pursuant to stock purchase plan	2	—	—	313	—	—	—	—	313
Net activity from stock option and incentive plan	36	—	—	3,407	—	—	—	24,155	27,562
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	1,089	1,089
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(34,022)	(34,022)
Effective portion of interest rate contracts	—	—	—	—	—	—	10,027	2,079	12,106
Amortization of interest rate contracts	—	—	—	—	—	—	1,125	130	1,255
Reallocation of noncontrolling interest	—	—	—	8,740	—	—	—	(8,740)	—
Equity, June 30, 2015	153,474	$1,535	$200,000	$6,293,556	$(711,239)	$(2,722)	$1,848	$2,205,469	$7,988,447

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$333,579	$309,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	312,623	322,067
Non-cash compensation expense	17,647	16,480
Income from unconsolidated joint ventures	(4,025)	(17,912)
Distributions of net cash flow from operations of unconsolidated joint ventures	11,399	5,769
Gains from investments in securities	(737)	(369)
Non-cash portion of interest expense	(19,330)	(21,852)
Gains on sales of real estate	(67,623)	(95,084)
Change in assets and liabilities:
Cash held in escrows	632	(175)
Tenant and other receivables, net	13,963	(8,588)
Accrued rental income, net	(5,294)	(40,173)
Prepaid expenses and other assets	62,752	63,545
Accounts payable and accrued expenses	9,236	(5,973)
Accrued interest payable	31,789	15,016
Other liabilities	(71,805)	(56,580)
Tenant leasing costs	(40,655)	(43,004)
Total adjustments	250,572	133,167
Net cash provided by operating activities	584,151	443,076
Cash flows from investing activities:
Acquisition of real estate	(78,000)	—
Construction in progress	(242,944)	(154,430)
Building and other capital improvements	(48,306)	(48,133)
Tenant improvements	(116,935)	(51,444)
Proceeds from sales of real estate	104,816	194,821
Proceeds from sales of real estate placed in escrow	(104,696)	(200,612)
Proceeds from sales of real estate released from escrow	104,696	441,903
Cash placed in escrow for land sale contracts	—	(7,111)
Cash released from escrow for land sale contracts	781	758
Cash released from escrow for investing activities	6,694	—
Deposits on real estate	(25,000)	(5,000)
Capital contributions to unconsolidated joint ventures	(26,040)	(14,989)
Capital distributions from unconsolidated joint ventures	—	24,527
Investments in securities, net	(658)	(1,125)
Net cash provided by (used in) investing activities	(425,592)	179,165

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the six months ended June 30,
	2016	2015
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(222,535)	(12,909)
Proceeds from unsecured senior notes	997,080	—
Proceeds from real estate financing transaction	—	6,000
Payments on real estate financing transactions	(4,290)	(1,523)
Deferred financing costs	(8,047)	(163)
Net proceeds from equity transactions	(666)	332
Redemption of preferred units	—	(633)
Dividends and distributions	(442,901)	(997,840)
Contributions from noncontrolling interests in property partnerships	5,040	1,089
Distributions to noncontrolling interests in property partnerships	(25,914)	(36,922)
Net cash provided by (used in) financing activities	297,767	(1,042,569)
Net increase (decrease) in cash and cash equivalents	456,326	(420,328)
Cash and cash equivalents, beginning of period	723,718	1,763,079
Cash and cash equivalents, end of period	$1,180,044	$1,342,751
Supplemental disclosures:
Cash paid for interest	$217,021	$240,942
Interest capitalized	$19,168	$16,815
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(52,708)	$(17,871)
Additions to real estate included in accounts payable and accrued expenses	$(14,471)	$17,604
Dividends and distributions declared but not paid	$113,071	$112,892
Conversions of noncontrolling interests to stockholders’ equity	$2,664	$10,843
Issuance of restricted securities to employees	$33,711	$43,363

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2016	December 31, 2015
	(in thousands, except for unit amounts)
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $5,945,815 at June 30, 2016)	$18,272,679	$18,045,011
Construction in progress (amounts related to VIEs of $567,609 at June 30, 2016)	865,359	763,935
Land held for future development	241,106	252,195
Less: accumulated depreciation (amounts related to VIEs of ($696,690) at June 30, 2016)	(3,974,168)	(3,846,816)
Total real estate	15,404,976	15,214,325
Cash and cash equivalents (amounts related to VIEs of $214,595 at June 30, 2016)	1,180,044	723,718
Cash held in escrows (amounts related to VIEs of $3,527 at June 30, 2016)	65,654	73,790
Investments in securities	21,775	20,380
Tenant and other receivables (amounts related to VIEs of $19,719 at June 30, 2016)	84,861	97,865
Accrued rental income (amounts related to VIEs of $220,277 at June 30, 2016)	776,816	754,883
Deferred charges, net (amounts related to VIEs of $320,317 at June 30, 2016)	697,823	704,867
Prepaid expenses and other assets (amounts related to VIEs of $84,345 at June 30, 2016)	144,222	185,118
Investments in unconsolidated joint ventures	252,618	235,224
Total assets	$18,628,789	$18,010,170
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,046,828 at June 30, 2016)	$3,189,013	$3,435,242
Unsecured senior notes, net	6,257,274	5,264,819
Unsecured line of credit	—	—
Mezzanine notes payable (amounts related to VIEs of $307,797 at June 30, 2016)	307,797	308,482
Outside members' notes payable (amounts related to VIEs of $180,000 at June 30, 2016)	180,000	180,000
Accounts payable and accrued expenses (amounts related to VIEs of $109,038 at June 30, 2016)	287,464	274,709
Distributions payable	113,071	327,320
Accrued interest payable (amounts related to VIEs of $144,327 at June 30, 2016)	222,175	190,386
Other liabilities (amounts related to VIEs of $195,437 at June 30, 2016)	508,952	483,601
Total liabilities	11,065,746	10,464,559
Commitments and contingencies	—	—
Noncontrolling interests:
Redeemable partnership units—17,184,629 and 16,097,473 common units and 912,605 and 1,831,714 long term incentive units outstanding at redemption value at June 30, 2016 and December 31, 2015, respectively	2,387,025	2,286,689
Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at June 30, 2016 and December 31, 2015	193,623	193,623
Boston Properties Limited Partnership partners’ capital—1,717,722 and 1,715,092 general partner units and 151,957,208 and 151,864,874 limited partner units outstanding at June 30, 2016 and December 31, 2015, respectively	3,429,458	3,490,899
Noncontrolling interests in property partnerships	1,552,937	1,574,400
Total capital	5,176,018	5,258,922
Total liabilities and capital	$18,628,789	$18,010,170

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands, except for per unit amounts)
Revenue
Rental
Base rent	$493,386	$486,609	$1,029,514	$977,291
Recoveries from tenants	85,706	86,795	175,292	175,388
Parking and other	26,113	26,552	50,938	51,340
Total rental revenue	605,205	599,956	1,255,744	1,204,019
Hotel revenue	12,808	13,403	21,565	22,488
Development and management services	5,533	4,862	12,222	10,190
Total revenue	623,546	618,221	1,289,531	1,236,697
Expenses
Operating
Rental	217,938	214,464	437,110	435,814
Hotel	7,978	8,495	15,612	16,071
General and administrative	25,418	22,284	54,771	51,075
Transaction costs	913	208	938	535
Depreciation and amortization	151,191	165,846	308,652	318,070
Total expenses	403,438	411,297	817,083	821,565
Operating income	220,108	206,924	472,448	415,132
Other income (expense)
Income from unconsolidated joint ventures	2,234	3,078	4,025	17,912
Interest and other income	1,524	1,293	3,029	2,700
Gains (losses) from investments in securities	478	(24)	737	369
Interest expense	(105,003)	(108,534)	(210,312)	(217,291)
Income before gains on sales of real estate	119,341	102,737	269,927	218,822
Gains on sales of real estate	—	—	69,792	95,084
Net income	119,341	102,737	339,719	313,906
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(6,814)	(9,264)	(17,278)	(24,472)
Noncontrolling interest—redeemable preferred units	—	(3)	—	(6)
Net income attributable to Boston Properties Limited Partnership	112,527	93,470	322,441	289,428
Preferred distributions	(2,589)	(2,618)	(5,207)	(5,207)
Net income attributable to Boston Properties Limited Partnership common unitholders	$109,938	$90,852	$317,234	$284,221
Basic earnings per common unit attributable to Boston Properties Limited Partnership common unitholders
Net income	$0.64	$0.53	$1.85	$1.66
Weighted average number of common units outstanding	171,370	171,146	171,339	171,116
Diluted earnings per common unit attributable to Boston Properties Limited Partnership common unitholders
Net income	$0.64	$0.53	$1.85	$1.66
Weighted average number of common and common equivalent units outstanding	171,568	171,511	171,584	171,620

Distributions per common unit	$0.65	$0.65	$1.30	$1.30
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$119,341	$102,737	$339,719	$313,906
Other comprehensive loss:
Effective portion of interest rate contracts	(32,351)	15,639	(90,997)	12,106
Amortization of interest rate contracts (1)	628	628	1,255	1,255
Other comprehensive income (loss)	(31,723)	16,267	(89,742)	13,361
Comprehensive income	87,618	119,004	249,977	327,267
Comprehensive income attributable to noncontrolling interests	(793)	(10,183)	(731)	(25,394)
Comprehensive income attributable to Boston Properties Limited Partnership	$86,825	$108,821	$249,246	$301,873
_______________
(1) Amounts reclassified from comprehensive income primarily to interest expense within the Boston Properties Limited Partnership's Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited and in thousands)

Total Partners’ Capital
Balance at December 31, 2015	$3,684,522
Contributions	2,871
Net income allocable to general and limited partner units	289,670
Distributions	(204,939)
Accumulated other comprehensive loss	(65,634)
Unearned compensation	553
Conversion of redeemable partnership units	2,664
Adjustment to reflect redeemable partnership units at redemption value	(86,626)
Balance at June 30, 2016	$3,623,081

Balance at December 31, 2014	$3,639,916
Contributions	4,659
Net income allocable to general and limited partner units	259,898
Distributions	(204,676)
Accumulated other comprehensive income	11,152
Unearned compensation	(939)
Conversion of redeemable partnership units	10,843
Adjustment to reflect redeemable partnership units at redemption value	148,001
Balance at June 30, 2015	$3,868,854

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$339,719	$313,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	308,652	318,070
Non-cash compensation expense	17,647	16,480
Income from unconsolidated joint ventures	(4,025)	(17,912)
Distributions of net cash flow from operations of unconsolidated joint ventures	11,399	5,769
Gains from investments in securities	(737)	(369)
Non-cash portion of interest expense	(19,330)	(21,852)
Gains on sales of real estate	(69,792)	(95,084)
Change in assets and liabilities:
Cash held in escrows	632	(175)
Tenant and other receivables, net	13,963	(8,588)
Accrued rental income, net	(5,294)	(40,173)
Prepaid expenses and other assets	62,752	63,545
Accounts payable and accrued expenses	9,236	(5,973)
Accrued interest payable	31,789	15,016
Other liabilities	(71,805)	(56,580)
Tenant leasing costs	(40,655)	(43,004)
Total adjustments	244,432	129,170
Net cash provided by operating activities	584,151	443,076
Cash flows from investing activities:
Acquisition of real estate	(78,000)	—
Construction in progress	(242,944)	(154,430)
Building and other capital improvements	(48,306)	(48,133)
Tenant improvements	(116,935)	(51,444)
Proceeds from sales of real estate	104,816	194,821
Proceeds from sales of real estate placed in escrow	(104,696)	(200,612)
Proceeds from sales of real estate released from escrow	104,696	441,903
Cash placed in escrow for land sale contracts	—	(7,111)
Cash released from escrow for land sale contracts	781	758
Cash released from escrow for investing activities	6,694	—
Deposits on real estate	(25,000)	(5,000)
Capital contributions to unconsolidated joint ventures	(26,040)	(14,989)
Capital distributions from unconsolidated joint ventures	—	24,527
Investments in securities, net	(658)	(1,125)
Net cash provided by (used in) investing activities	(425,592)	179,165

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,
	2016	2015
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(222,535)	(12,909)
Proceeds from unsecured senior notes	997,080	—
Proceeds from real estate financing transaction	—	6,000
Payments on real estate financing transaction	(4,290)	(1,523)
Deferred financing costs	(8,047)	(163)
Net proceeds from equity transactions	(666)	332
Redemption of preferred units	—	(633)
Distributions	(442,901)	(997,840)
Contributions from noncontrolling interests in property partnerships	5,040	1,089
Distributions to noncontrolling interests in property partnerships	(25,914)	(36,922)
Net cash provided by (used in) financing activities	297,767	(1,042,569)
Net increase (decrease) in cash and cash equivalents	456,326	(420,328)
Cash and cash equivalents, beginning of period	723,718	1,763,079
Cash and cash equivalents, end of period	$1,180,044	$1,342,751
Supplemental disclosures:
Cash paid for interest	$217,021	$240,942
Interest capitalized	$19,168	$16,815
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(52,708)	$(17,871)
Additions to real estate included in accounts payable and accrued expenses	$(14,471)	$17,604
Distributions declared but not paid	$113,071	$112,892
Conversions of redeemable partnership units to partners’ capital	$2,664	$10,843
Issuance of restricted securities to employees	$33,711	$43,363

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Boston Properties, Inc., a Delaware corporation, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership and at June 30, 2016 owned an approximate 89.5% (89.5% at December 31, 2015) general and limited partnership interest in Boston Properties Limited Partnership. Unless stated otherwise or the context requires, the “Company” refers to Boston Properties, Inc. and its subsidiaries, including Boston Properties Limited Partnership, its operating partnership, and its consolidated subsidiaries. Partnership interests in Boston Properties Limited Partnership include:

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
The Company uses LTIP Units as a form of equity-based award for annual long-term incentive equity compensation. The Company has also issued LTIP Units to employees in the form of (1) 2012 outperformance plan awards (“2012 OPP Units”) and (2) 2013, 2014, 2015 and 2016 multi-year, long-term incentive program awards (also referred to as “2013 MYLTIP Units,” “2014 MYLTIP Units,” “2015 MYLTIP Units” and “2016 MYLTIP Units,” respectively, and collectively as “MYLTIP Units”), each of which, upon the satisfaction of certain performance and vesting conditions, is convertible into one OP Unit. The three-year measurement periods for the 2012 OPP Units and 2013 MYLTIP Units expired on February 6, 2015 and February 4, 2016, respectively, and Boston Properties, Inc.’s total stockholder return (“TSR”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the awards. Unless and until they are earned, the rights, preferences and privileges of the 2014, 2015 and 2016 MYLTIP Units differ from other LTIP Units granted to employees (including, as of February 6, 2015, the 2012 OPP Units and, as of February 4, 2016, the 2013 MYLTIP Units). Therefore, unless specifically noted otherwise, all references to LTIP Units exclude the 2014, 2015 and 2016 MYLTIP Units. LTIP Units (including the 2012 OPP Units and the 2013 MYLTIP Units), whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Notes 9, 10 and 12).
At June 30, 2016, there was one series of Preferred Units outstanding (i.e., Series B Preferred Units). The Series B Preferred Units were issued to Boston Properties, Inc. on March 27, 2013 in connection with issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to Boston Properties Limited Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 10).
Properties
At June 30, 2016, the Company owned or had interests in a portfolio of 168 commercial real estate properties (the “Properties”) aggregating approximately 46.5 million net rentable square feet of primarily Class A office properties, including eight properties under construction/redevelopment totaling approximately 3.8 million net rentable square feet. At June 30, 2016, the Properties consisted of:

•	158 Office properties (including six properties under construction/redevelopment);

•	one hotel;

•	five retail properties; and

•	four residential properties (including two properties under construction).

The Company owns or controls land parcels totaling approximately 471.6 acres.
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
The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by GAAP. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2015. Beginning on January 1, 2016, the properties that were historically included in the Company’s Office/Technical segment are now included in the Office segment (See Note 13).
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
Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate, and the Company’s estimated fair values for these instruments as of the end of the applicable reporting period are not necessarily indicative of estimated or actual fair values in future reporting periods. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage notes payable, net	$3,189,013	$3,243,958	$3,435,242	$3,503,746
Mezzanine notes payable	307,797	309,837	308,482	306,103
Unsecured senior notes, net	6,257,274	6,819,623	5,264,819	5,547,738
Total	$9,754,084	$10,373,418	$9,008,543	$9,357,587

The Company uses interest rate swap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of June 30, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Variable Interest Entities (VIEs)
On January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) ASU 2015-02, “Consolidation (Topic 810):  Amendments to the Consolidation Analysis” (“ASU 2015-02”).  ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 (1) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (2) eliminates the presumption that a general partner should consolidate a limited partnership and (3) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The Company reviewed all of its legal entities in accordance with ASU 2015-02 and concluded that certain of its legal entities, including Boston Properties Limited Partnership, which had been consolidated in accordance with the voting interest model, are now variable interest entities under the VIE model, as discussed below.  The adoption of the guidance did not alter any of the Company’s consolidation conclusions, but resulted in additional disclosures.
Consolidated VIEs are those where the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and 2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE.  The Company has determined that it is the primary beneficiary for seven of the eight entities that are VIEs.
Consolidated Variable Interest Entities
As of June 30, 2016, Boston Properties, Inc. has identified seven consolidated VIEs, including Boston Properties Limited Partnership.  The VIEs own the following in-service properties: 767 Fifth Avenue (the General Motors Building), Time Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street, the entity that owns the Salesforce Tower, which is currently under development and Boston Properties Limited Partnership.
The Company consolidates these VIEs as it is the primary beneficiary.  The third parties’ interests in these consolidated entities, with the exception of Boston Properties Limited Partnership, are reflected as noncontrolling interest in property partnerships in the accompanying Consolidated Financial Statements (See Note 9).
In addition, Boston Properties, Inc.’s significant asset is its investment in Boston Properties Limited Partnership and, consequently, substantially all of Boston Properties, Inc.’s assets and liabilities are the assets and liabilities of Boston Properties Limited Partnership.  All of Boston Properties, Inc.’s debt is an obligation of Boston Properties Limited Partnership.
Variable Interest Entities Not Consolidated
The Company has determined that its BNY Tower Holdings LLC joint venture is a VIE.  The Company does not consolidate this entity as the Company does not have the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and, therefore, the Company is not considered to be the primary beneficiary.

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
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and shall be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Early adoption is permitted for financial statements that have not been previously issued. On January 1, 2016, the Company adopted ASU 2015-03 and retrospectively applied the guidance to its Mortgage Notes Payable and Unsecured Senior Notes for all periods presented. Unamortized deferred financing costs, which were previously included in Deferred Charges, Net, totaling approximately $3.0 million and $30.1 million are included in Mortgage Notes Payable, Net and Unsecured Senior Notes, Net, respectively, as of June 30, 2016 and approximately $3.5 million and $24.5 million are included in Mortgage Notes Payable, Net and Unsecured Senior Notes, Net, respectively, as of December 31, 2015.
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
In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”), which provides guidance clarifying that a novation of party to a derivative instrument, whereby one of the parties to a derivative instrument is replaced with another party, does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge criteria continue to be met. ASU 2016-05 is effective for the Company for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the potential impact that the adoption of ASU 2016-05 will have on its consolidated financial statements.
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
In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). ASU 2016-12 is intended to clarify and provide practical expedients for certain aspects of ASU 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and notes that lease contracts with customers are a scope exception. The Company may elect to adopt ASU 2016-12 as of the original effective date; however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company is currently assessing the potential impact that the adoption of ASU 2016-12 will have on its consolidated financial statements.
3. Real Estate Activity During the Six Months Ended June 30, 2016
Acquisitions
On April 22, 2016, the Company acquired 3625-3635 Peterson Way located in Santa Clara, California for a purchase price of approximately $78.0 million in cash. 3625-3635 Peterson Way is an approximately 218,000 net rentable square foot office property. The property is 100% leased to a single tenant through March 2021. Following the lease expiration, the Company intends to develop the site into a Class A office campus containing an aggregate of approximately 632,000 net rentable square feet. The following table summarizes the allocation of the aggregate purchase price of 3625-3635 Peterson Way at the date of acquisition (in thousands).

Land	$63,206
Building and improvements	7,210
Tenant improvements	7,669
In-place lease intangibles	4,262
Below-market lease intangible	(4,347)
Net assets acquired	$78,000
The following table summarizes the estimated annual amortization of the acquired below-market lease and the acquired in-place lease intangibles for 3625-3635 Peterson Way for each of the five succeeding years (in thousands).

	Acquired In-Place Lease Intangibles	Acquired Below- Market Lease Intangible
Period from April 22, 2016 through December 31, 2016	$578	$(589)
2017	867	(884)
2018	867	(884)
2019	867	(884)
2020	867	(884)

3625-3635 Peterson Way contributed approximately $1.1 million of revenue and approximately $(94,000) of earnings to the Company for the period from April 22, 2016 through June 30, 2016.

Dispositions
On February 1, 2016, the Company completed the sale of its 415 Main Street property located in Cambridge, Massachusetts to the tenant for a gross sale price of approximately $105.4 million.  Net cash proceeds totaled approximately $104.9 million, resulting in a gain on sale of real estate totaling approximately $60.8 million for Boston Properties, Inc. and approximately $63.0 million for Boston Properties Limited Partnership. As part of its lease signed on July 14, 2004, the tenant was granted a fixed-price option to purchase the building at the beginning of the 11th lease year, which option was exercised by the tenant on October 22, 2014. 415 Main Street is an office property with approximately 231,000 net rentable square feet. 415 Main Street contributed approximately $1.2 million of net income to the Company for the period from January 1, 2016 through January 31, 2016 and contributed approximately $3.7 million and $6.3 million of net income to the Company for the three and six months ended June 30, 2015, respectively.
Development
On May 27, 2016, the Company completed and fully placed in-service 601 Massachusetts Avenue, a Class A office project with approximately 479,000 net rentable square feet located in Washington, DC.
On May 27, 2016, the Company completed and fully placed in-service 804 Carnegie Center, a Class A office project with approximately 130,000 net rentable square feet located in Princeton, New Jersey.
On June 24, 2016, the Company completed and fully placed in-service 10 CityPoint, a Class A office project with approximately 241,000 net rentable square feet located in Waltham, Massachusetts.
Lease Terminations
On February 3, 2016, the Company entered into a lease termination agreement with a tenant for an approximately 85,000 square foot lease at its 250 West 55th Street property located in New York City.  The lease was scheduled to expire on February 28, 2035.  In consideration for the termination of the lease, the tenant paid the Company approximately $45.0 million, which was recognized as termination income and is included in Base Rent in the accompanying Consolidated Statements of Operations for the six months ended June 30, 2016.
4. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at June 30, 2016 and December 31, 2015:

		Nominal % Ownership		Carrying Value of Investment (1)
Entity	Properties			June 30, 2016	December 31, 2015
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(9,005)	$(9,951)
The Metropolitan Square Associates LLC	Metropolitan Square	51.0%		9,401	9,179
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0%	(2)	(11,280)	(11,958)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3%	(3)	42,533	43,524
Annapolis Junction NFM, LLC	Annapolis Junction	50.0%	(4)	21,424	29,009
540 Madison Venture LLC	540 Madison Avenue	60.0%		68,729	68,983
500 North Capitol LLC	500 North Capitol Street, NW	30.0%		(3,644)	(3,292)
501 K Street LLC	1001 6th Street	50.0%	(5)	42,544	42,584
Podium Developer LLC	The Hub on Causeway	50.0%		27,858	18,508
1265 Main Office JV LLC	1265 Main Street	50.0%		21,616	11,916
BNY Tower Holdings LLC (6)	Dock72 at the Brooklyn Navy Yard	50.0%		18,513	11,521
				$228,689	$210,023

 _______________

(1)
Investments with deficit balances aggregating approximately $23.9 million and $25.2 million at June 30, 2016 and December 31, 2015, respectively, have been reflected within Other Liabilities on the Company’s Consolidated Balance Sheets.

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

(6)	The entity is a VIE (See Note 2).
Certain of the Company’s unconsolidated joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
ASSETS
Real estate and development in process, net	$1,124,267	$1,072,412
Other assets	237,196	252,285
Total assets	$1,361,463	$1,324,697
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$827,987	$830,125
Other liabilities	47,685	44,549
Members’/Partners’ equity	485,791	450,023
Total liabilities and members’/partners’ equity	$1,361,463	$1,324,697
Company’s share of equity	$255,362	$237,070
Basis differentials (1)	(26,673)	(27,047)
Carrying value of the Company’s investments in unconsolidated joint ventures (2)	$228,689	$210,023
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

(2)
Investments with deficit balances aggregating approximately $23.9 million and $25.2 million at June 30, 2016 and December 31, 2015, respectively, have been reflected within Other Liabilities on the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Total revenue (1)	$38,368	$39,152	$76,037	$78,684
Expenses
Operating	16,359	15,824	33,026	32,099
Depreciation and amortization	9,204	8,951	18,268	18,022
Total expenses	25,563	24,775	51,294	50,121
Operating income	12,805	14,377	24,743	28,563
Other expense
Interest expense	8,383	7,986	16,772	15,966
Net income	$4,422	$6,391	$7,971	$12,597

Company’s share of net income	$2,052	$2,902	$3,651	$17,544	(2)
Basis differential	182	176	374	368
Income from unconsolidated joint ventures	$2,234	$3,078	$4,025	$17,912
 _______________

(1)
Includes straight-line rent adjustments of approximately $3.6 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $5.8 million and $2.0 million for the six months ended June 30, 2016 and 2015, respectively.

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

On April 4, 2016, a joint venture in which the Company has a 50% interest extended the loan collateralized by its Annapolis Junction Building Seven property. At the time of the extension, the outstanding balance of the loan totaled approximately $21.5 million and was scheduled to mature on April 4, 2016. The extended loan has a total commitment amount of $22.0 million, bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on April 4, 2017, with one, one-year extension option, subject to certain conditions. Annapolis Junction Building Seven is a Class A office property with approximately 127,000 net rentable square feet located in Annapolis, Maryland.
On April 11, 2016, a joint venture in which the Company has a 50% interest received a Notice of Event of Default from the lender for the loan collateralized by its Annapolis Junction Building One property. The Event of Default relates to the loan to value ratio not being in compliance with the loan agreement. The joint venture is currently in discussions with the lender regarding the Event of Default, although there can be no assurance as to the outcome of those discussions. The estimated fair value of the Company’s investment in the unconsolidated joint venture exceeds its carrying value. The loan has an outstanding balance of approximately $39.9 million, is non-recourse to the Company, bears interest at a variable rate equal to LIBOR plus 1.75% per annum and has a stated maturity date of March 31, 2018, with one, three-year extension option, subject to certain conditions. Annapolis Junction Building One is a Class A office property with approximately 118,000 net rentable square feet located in Annapolis, Maryland.
5. Mortgage Notes Payable
On April 11, 2016, the Company used available cash to repay the mortgage loan collateralized by its Fountain Square property located in Reston, Virginia totaling approximately $211.3 million. The mortgage loan bore interest at a fixed rate of 5.71% per annum and was scheduled to mature on October 11, 2016. There was no prepayment penalty.

6. Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of June 30, 2016 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	5.875%	5.967%	$700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
Total principal			6,300,000
Net unamortized discount			(12,671)
Deferred financing costs, net			(30,055)
Total			$6,257,274

_______________

(1)	Yield on issuance date including the effects of discounts on the notes and the amortization of financing costs.

(2)	No principal amounts are due prior to maturity.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At June 30, 2016, Boston Properties Limited Partnership was in compliance with each of these financial restrictions and requirements.
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
7. Derivative Instruments and Hedging Activities
As of June 30, 2016, Boston Properties Limited Partnership has entered into seventeen forward-starting interest rate swap contracts that fix the 10-year swap rate at a weighted-average rate of approximately 2.423% per annum on notional amounts aggregating $550.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in September 2016 and maturity in September 2026. In addition, as of June 30, 2016, 767 Fifth Partners LLC, which is the consolidated entity (in which the Company has a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City), has entered into sixteen forward-starting interest rate swap contracts (including two contracts entered into during the six months ended June 30, 2016 with notional amounts aggregating $50.0 million), which fix the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in June 2017 and maturity in June 2027.
Boston Properties Limited Partnership’s and 767 Fifth Avenue Partners LLC’s interest rate swap contracts consisted of the following at June 30, 2016 (dollars in thousands):

Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Strike Rate Range			Balance Sheet Location	Fair Value
				Low		High
Boston Properties Limited Partnership:
Interest Rate Swaps	$550,000	September 1, 2016	September 1, 2026	2.129%	-	2.571%	Other Liabilities	$(53,861)
767 Fifth Partners LLC:
Interest Rate Swaps	$450,000	June 7, 2017	June 7, 2027	2.336%	-	2.950%	Other Liabilities	$(47,438)
	$1,000,000							$(101,299)
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
Boston Properties Limited Partnership entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in September 2016. The Company’s 767 Fifth Partners LLC consolidated entity entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in June 2017. Boston Properties Limited Partnership has formally documented all of its relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. Boston Properties Limited Partnership also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. All components of the forward-starting interest rate swap contracts were included in the assessment of hedge effectiveness. Boston Properties Limited Partnership has agreements with each of its derivative counterparties that contain a provision where it could be declared in default on its derivative obligations if repayment of its indebtedness is accelerated by the lender due to its default on the indebtedness. As of June 30, 2016, the fair value of derivatives in a liability position, excluding any adjustment for nonperformance risk and excluding accrued interest, related to these agreements was approximately $101.6 million. As of June 30, 2016, Boston Properties Limited Partnership has not posted any collateral related to these agreements. If Boston Properties Limited Partnership had breached any of these provisions at June 30, 2016, it could have been required to settle its obligations under the agreements at their termination value of approximately $101.6 million. The Company accounts for the effective portion of changes in the fair value of a derivative in accumulated other comprehensive loss and subsequently reclassifies the effective portion to earnings over the term that the hedged transaction affects earnings. The Company accounts for the ineffective portion of changes in the fair value of a derivative directly in earnings. The Company has recorded the changes in fair value of the swap contracts related to the effective portion of the interest rate contracts aggregating approximately $101.3 million in Other Liabilities and Accumulated Other Comprehensive Loss within the Company’s Consolidated Balance Sheets. During the six months ended June 30, 2016, the Company did not record any hedge ineffectiveness. The Company expects that within the next twelve months it will reclassify into earnings as an increase to interest expense approximately $4.8 million of the amounts recorded within Accumulated Other Comprehensive Loss relating to the forward-starting interest rate swap contracts in effect and as of June 30, 2016.

The following table presents the location in the financial statements of the losses recognized related to the Company’s cash flow hedges for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Amount of income (loss) related to the effective portion recognized in other comprehensive loss	$(32,351)	$15,639	$(90,997)	$12,106
Amount of loss related to the effective portion subsequently reclassified to earnings (1)	$(628)	$(628)	$(1,255)	$(1,255)
Amount of gain (loss) related to the ineffective portion and amount excluded from effectiveness testing	$—	$—	$—	$—
___________

(1)	Consists of amounts from previous interest rate hedging programs entered into prior to 2015.
Boston Properties, Inc.
The following table reflects the changes in accumulated other comprehensive loss for the six months ended June 30, 2016 and 2015 (in thousands):

Balance at December 31, 2015	$(14,114)
Effective portion of interest rate contracts	(90,997)
Amortization of interest rate contracts (1)	1,255
Other comprehensive loss attributable to noncontrolling interests	24,108
Balance at June 30, 2016	$(79,748)

Balance at December 31, 2014	$(9,304)
Effective portion of interest rate contracts	12,106
Amortization of interest rate contracts (1)	1,255
Other comprehensive income attributable to noncontrolling interests	(2,209)
Balance at June 30, 2015	$1,848
___________

(1)	Consists of amounts from previous interest rate hedging programs entered into prior to 2015.
Boston Properties Limited Partnership
The following table reflects the changes in accumulated other comprehensive loss for the six months ended June 30, 2016 and 2015 (in thousands):

Balance at December 31, 2015	$(18,337)
Effective portion of interest rate contracts	(90,997)
Amortization of interest rate contracts (1)	1,255
Other comprehensive loss attributable to noncontrolling interests	16,547
Balance at June 30, 2016	$(91,532)

Balance at December 31, 2014	$(12,973)
Effective portion of interest rate contracts	12,106
Amortization of interest rate contracts (1)	1,255
Other comprehensive income attributable to noncontrolling interests	(916)
Balance at June 30, 2015	$(528)
___________

(1)	Consists of amounts from previous interest rate hedging programs entered into prior to 2015.

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
The Company has letter of credit and performance obligations related to lender and development requirements that total approximately $22.6 million.
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
In connection with the assumption of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of June 30, 2016, the maximum funding obligation under the guarantee was approximately $32.5 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.
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
In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for approximately $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of approximately $45.2 million. During 2014, the Company received a distribution of approximately $7.7 million. During 2015, the Company received distributions aggregating approximately $8.1 million, including approximately $4.5 million received on March 11, 2015, which is included in Base Rent in the accompanying Consolidated Statements of Operations for the six months ended June 30, 2015. During the six months ended June 30, 2016, the Company received notice that it would receive a distribution of approximately $1.4 million, which the Company accrued and included in Base Rent in the accompanying Consolidated Statements of Operations for the six months ended June 30, 2016, leaving a remaining claim of approximately $28.0 million. The Company will continue to evaluate whether to attempt to sell the remaining claim or wait until the trustee distributes proceeds from the Lehman Brothers estate. Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of additional proceeds, if any, that the Company may ultimately realize on the remaining claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its Consolidated Financial Statements at June 30, 2016.
Insurance
The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. Certain properties owned in joint ventures with third parties are insured by the third party partner with insurance coverage of types and in amounts and with deductibles the Company believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the

Terrorism Risk Insurance Program Reauthorization Act of 2007 and further extended to December 31, 2020 by the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), and the Company can provide no assurance that it will be extended further. Currently, the Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). The Company also carries $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in the Company’s property insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which the Company manages. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” In 2016, the program trigger is $120 million and the coinsurance is 16%, however, both will increase in subsequent years pursuant to TRIPRA. If the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.
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
9. Noncontrolling Interests
Noncontrolling interests relate to the interests in Boston Properties Limited Partnership not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of June 30, 2016, the noncontrolling interests in Boston Properties Limited Partnership consisted of 17,184,629 OP Units, 912,605 LTIP Units (including 166,629 2012 OPP Units and 94,933 2013 MYLTIP Units), 474,415 2014 MYLTIP Units, 367,218 2015 MYLTIP Units and 473,360 2016 MYLTIP Units held by parties other than Boston Properties, Inc.
Noncontrolling Interest—Redeemable Preferred Units
On June 25, 2015, Boston Properties Limited Partnership redeemed the remaining 12,667 Series Four Preferred Units for cash totaling approximately $0.6 million, plus accrued and unpaid distributions. The Series Four Preferred Units bore a preferred distribution equal to 2.00% per annum on a liquidation preference of $50.00 per unit and were not convertible into OP Units. The holders of Series Four Preferred Units had the right, at certain times and subject to certain conditions set forth in the Certificate of Designations establishing the rights, limitations and preferences of the Series Four Preferred Units, to require Boston Properties Limited Partnership to redeem all of their units for cash at the redemption price of $50.00 per unit. Boston Properties Limited Partnership also had the right, at certain times and subject to certain conditions, to redeem all of the Series Four Preferred Units for cash at the redemption price of $50.00 per unit. In order to secure the performance of certain post-issuance obligations by the holders, all of such outstanding Series Four Preferred Units were subject to forfeiture pursuant to the terms of a pledge agreement and not eligible for redemption until the security interest was released. Due to the holders’ redemption option existing outside the control of the Company, the Series Four Preferred Units were presented outside of permanent equity in the Company’s Consolidated Balance Sheets.
The following table reflects the activity of the noncontrolling interests—redeemable preferred units for the six months ended June 30, 2015 (in thousands):

Balance at December 31, 2014	$633
Net income	6
Distributions	(6)
Redemption of redeemable preferred units (Series Four Preferred Units)	(633)
Balance at June 30, 2015	$—
Noncontrolling Interest—Redeemable Interest in Property Partnership
On October 4, 2012, the Company completed the formation of a joint venture that owns and operates Fountain Square located in Reston, Virginia. The joint venture partner contributed the property valued at approximately $385.0 million and related mortgage indebtedness totaling approximately $211.3 million for a 50% interest in the joint venture. The Company contributed cash totaling approximately $87.0 million for its 50% interest, which cash was distributed to the joint venture partner. Pursuant to the joint venture agreement, (i) the Company had rights to acquire the partner’s 50% interest and (ii) the partner had the right to cause the Company to acquire the partner’s interest, on January 4, 2016, in each case at a fixed price totaling approximately $102.0 million in cash. The fixed price option rights were to expire on January 31, 2016. The Company was consolidating this joint venture due to the Company’s right to acquire the partner’s 50% interest. The Company recorded the noncontrolling interest at its acquisition-date fair value as temporary equity, due to the redemption option existing outside the control of the Company. The Company was accreting the changes in the redemption value quarterly over the period from the acquisition date to the earliest redemption date using the effective interest method.  The Company was recording the accretion after the allocation of net income and distributions of cash flow to the noncontrolling interest account balance.
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

The following table reflects the activity of the noncontrolling interest—redeemable interest in property partnership in the Company’s Fountain Square consolidated entity for the six months ended June 30, 2015 (in thousands):

Balance at December 31, 2014	$104,692
Net loss	(24)
Distributions	(2,900)
Adjustment to reflect redeemable interest at redemption value	4,465
Balance at June 30, 2015	$106,233
Noncontrolling Interest—Common Units
During the six months ended June 30, 2016, 78,629 OP Units were presented by the holders for redemption (including 37,529 OP Units issued upon conversion of LTIP Units, 2012 OPP Units and 2013 MYLTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.
Boston Properties Limited Partnership exercised its right under the terms of its partnership agreement to convert an aggregate of 625,043 eligible LTIP Units (including an aggregate of 32,349 2012 OPP Units and 2013 MYLTIP Units) into Common Units effective as of May 2, 2016.  These conversions were effected solely for administrative efficiency and have no substantive impact on the rights of Boston Properties Limited Partnership or the holders of these LTIP Units, as the economic and other rights of the LTIP Units converted were substantively identical to those of the Common Units.  In the future, Boston Properties Limited Partnership intends to convert LTIP Units (including 2012 OPP Units and MYLTIP Units) into Common Units promptly after they become eligible for conversion. The May 2016 conversions were, and future conversions will be, effected at the election of Boston Properties Limited Partnership and are without regard to the investment intentions of the holders of the units.
At June 30, 2016, Boston Properties Limited Partnership had outstanding 474,415 2014 MYLTIP Units, 367,218 2015 MYLTIP Units and 473,360 2016 MYLTIP Units. Prior to the applicable measurement date (February 3, 2017 for 2014 MYLTIP Units, February 4, 2018 for 2015 MYLTIP Units and February 9, 2019 for 2016 MYLTIP Units), holders of MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
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
The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units and, after the February 4, 2016 measurement date, the 2013 MYLTIP Units) and its distributions on the 2013 MYLTIP Units (prior to the February 4, 2016 measurement date), 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units (after the February 10, 2016 issuance date) paid in 2016:

Record Date	Payment Date	Distributions on the OP Units and LTIP Units		Distributions on MYLTIP Units
June 30, 2016	July 29, 2016	$0.65		$0.065
March 31, 2016	April 29, 2016	$0.65		$0.065
December 31, 2015	January 28, 2016	$1.90	(1)	$0.065
_______________

(1)	Includes a special distribution of $1.25 per unit.

A holder of an OP Unit may present such OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. Boston Properties, Inc. may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units not owned by Boston Properties, Inc. and LTIP Units (including the 2012 OPP Units and 2013 MYLTIP Units) assuming that all conditions had been met for the conversion thereof had all of such units been redeemed at June 30, 2016 was approximately $2.4 billion based on the closing price of Boston Properties, Inc.’s common stock of $131.90 per share on June 30, 2016.
Boston Properties Limited Partnership
The following table reflects the activity of noncontrolling interests—redeemable common units of Boston Properties Limited Partnership for the six months ended June 30, 2016 and 2015 (in thousands):

Balance at December 31, 2015	$2,286,689
Contributions	31,494
Net income	32,771
Distributions	(23,713)
Conversion of redeemable partnership units	(2,664)
Unearned compensation	(16,617)
Accumulated other comprehensive loss	(7,561)
Adjustment to reflect redeemable partnership units at redemption value	86,626
Balance at June 30, 2016	$2,387,025

Balance at December 31, 2014	$2,310,046
Contributions	39,036
Net income	29,530
Distributions	(23,578)
Conversion of redeemable partnership units	(10,843)
Unearned compensation	(14,881)
Accumulated other comprehensive income	1,293
Adjustment to reflect redeemable partnership units at redemption value	(148,001)
Balance at June 30, 2015	$2,182,602
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.6 billion at June 30, 2016 and December 31, 2015, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
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
On May 12, 2016, the partners in the Company’s consolidated entity that owns Salesforce Tower located in San Francisco, California amended the venture agreement. Under the venture agreement, if the Company elects to fund the construction of Salesforce Tower without a construction loan (or a construction loan of less than 50% of project costs) and the venture has commenced vertical construction of the project, then the partner’s capital funding obligation shall be limited, in which event the Company shall fund up to 2.5% of the total project costs (i.e., 50% of the partner’s 5% interest in the venture) in the form of a loan to the partner.  This loan would bear interest at the then prevailing market construction loan interest rates.

Under the amended agreement, the partners have agreed to structure this funding by the Company as preferred equity rather than a loan. The preferred equity contributed by the Company shall earn a preferred return equal to LIBOR plus 3.00% per annum and shall be payable to the Company out of any distributions to which the partner would otherwise be entitled until such preferred equity and preferred return have been repaid to the Company. As of June 30, 2016, less than 50% of the estimated total project costs have been funded and, therefore, no preferred equity had been contributed by the Company to the venture.
The following table reflects the activity of the noncontrolling interests in property partnerships for the six months ended June 30, 2016 and 2015 (in thousands):

Balance at December 31, 2015	$1,574,400
Capital contributions	3,720
Net income	17,278
Accumulated other comprehensive loss	(16,547)
Distributions	(25,914)
Balance at June 30, 2016	$1,552,937

Balance at December 31, 2014	$1,602,467
Capital contributions	1,089
Net income	20,031
Accumulated other comprehensive income	916
Distributions	(34,022)
Balance at June 30, 2015	$1,590,481

10. Stockholders’ Equity / Partners’ Capital
As of June 30, 2016, Boston Properties, Inc. had 153,674,930 shares of Common Stock outstanding.
As of June 30, 2016, Boston Properties, Inc. owned 1,717,722 general partnership units and 151,957,208 limited partnership units of Boston Properties Limited Partnership.
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
During the six months ended June 30, 2016, Boston Properties, Inc. issued 78,629 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from third parties.
The following table presents Boston Properties, Inc.’s dividends per share and Boston Properties Limited Partnership’s distributions per OP Unit and LTIP Unit paid in 2016:

Record Date	Payment Date	Dividend (Per Share)		Distribution (Per Unit)
June 30, 2016	July 29, 2016	$0.65		$0.65
March 31, 2016	April 29, 2016	$0.65		$0.65
December 31, 2015	January 28, 2016	$1.90	(1)	$1.90	(1)
_______________

(1)	Includes a special dividend/distribution of $1.25 per share/OP Unit and LTIP Unit.

Preferred Stock
As of June 30, 2016, Boston Properties, Inc. had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). Boston Properties, Inc. pays cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. may not redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.’s REIT status. On or after March 27, 2018, Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc. or its affiliates.
The following table presents Boston Properties Inc.’s dividends per share on its outstanding Series B Preferred Stock paid during 2016:

Record Date	Payment Date	Dividend (Per Share)
August 5, 2016	August 15, 2016	$32.8125
May 5, 2016	May 16, 2016	$32.8125
February 5, 2016	February 16, 2016	$32.8125

11. Earnings Per Share / Common Unit
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

	Three Months Ended June 30, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$96,597	153,662	$0.63
Effect of Dilutive Securities:
Stock Based Compensation	—	198	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$96,597	153,860	$0.63

	Three Months Ended June 30, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$79,460	153,450	$0.52
Effect of Dilutive Securities:
Stock Based Compensation	—	365	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$79,460	153,815	$0.52

	Six Months Ended June 30, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$278,323	153,644	$1.81
Allocation of undistributed earnings to participating securities	(241)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$278,082	153,644	$1.81
Effect of Dilutive Securities:
Stock Based Compensation	—	245	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$278,082	153,889	$1.81

	Six Months Ended June 30, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$250,694	153,341	$1.63
Allocation of undistributed earnings to participating securities	(141)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$250,553	153,341	$1.63
Effect of Dilutive Securities:
Stock Based Compensation	—	504	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$250,553	153,845	$1.63

Boston Properties Limited Partnership
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive.  Because the 2012 OPP Units and 2013 MYLTIP Units required and the 2014-2016 MYLTIP Units require Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties Limited Partnership excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,708,000 and 17,696,000 redeemable common units for the three months ended June 30, 2016 and 2015, respectively, and approximately 17,695,000 and 17,775,000 redeemable common units for the six months ended June 30, 2016 and 2015, respectively.

	Three Months Ended June 30, 2016
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$109,938	171,370	$0.64
Effect of Dilutive Securities:
Stock Based Compensation	—	198	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$109,938	171,568	$0.64

	Three Months Ended June 30, 2015
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$90,852	171,146	$0.53
Effect of Dilutive Securities:
Stock Based Compensation	—	365	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$90,852	171,511	$0.53

	Six Months Ended June 30, 2016
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$317,234	171,339	$1.85
Allocation of undistributed earnings to participating securities	(269)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$316,965	171,339	$1.85
Effect of Dilutive Securities:
Stock Based Compensation	—	245	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$316,965	171,584	$1.85

	Six Months Ended June 30, 2015
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$284,221	171,116	$1.66
Allocation of undistributed earnings to participating securities	(157)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$284,064	171,116	$1.66
Effect of Dilutive Securities:
Stock Based Compensation	—	504	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$284,064	171,620	$1.66

12. Stock Option and Incentive Plan
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
During the six months ended June 30, 2016, Boston Properties, Inc. issued 22,067 shares of restricted common stock and Boston Properties Limited Partnership issued 147,872 LTIP Units and 475,004 2016 MYLTIP Units to employees and non-employee directors under the 2012 Plan. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2016 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted, as adjusted for forfeitures, and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted stock granted during the six months ended June 30, 2016 were valued at approximately $2.5 million ($113.51 per share weighted-average). The LTIP Units granted were valued at approximately $15.4 million ($103.83 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair values of the LTIP Units granted were estimated on the dates of grant and for a substantial majority of such units were valued using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 1.61% and an expected price volatility of 33%. As the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units was approximately $7.1 million and $5.1 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $16.5 million and $15.2 million for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, there was $26.5 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units, 2012 OPP Units and 2013 MYLTIP Units and $26.2 million of unrecognized compensation expense related to unvested 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.7 years.
13. Segment Information
Below is a reconciliation of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the three and six months ended June 30, 2016 and 2015.

Boston Properties, Inc.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$96,597	$79,460	$278,323	$250,694
Add:
Preferred dividends	2,589	2,618	5,207	5,207
Noncontrolling interest—common units of the Operating Partnership	11,357	9,394	32,771	29,530
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	3	—	6
Noncontrolling interests in property partnerships	6,814	9,264	17,278	24,472
Interest expense	105,003	108,534	210,312	217,291
Depreciation and amortization expense	153,175	167,844	312,623	322,067
Transaction costs	913	208	938	535
General and administrative expense	25,418	22,284	54,771	51,075
Less:
Gains on sales of real estate	—	—	67,623	95,084
Gains (losses) from investments in securities	478	(24)	737	369
Interest and other income	1,524	1,293	3,029	2,700
Income from unconsolidated joint ventures	2,234	3,078	4,025	17,912
Development and management services income	5,533	4,862	12,222	10,190
Net Operating Income	$392,097	$390,400	$824,587	$774,622

Boston Properties Limited Partnership

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	109,938	90,852	317,234	284,221
Add:
Preferred distributions	2,589	2,618	5,207	5,207
Noncontrolling interest—redeemable preferred units	—	3	—	6
Noncontrolling interests in property partnerships	6,814	9,264	17,278	24,472
Interest expense	105,003	108,534	210,312	217,291
Depreciation and amortization expense	151,191	165,846	308,652	318,070
Transaction costs	913	208	938	535
General and administrative expense	25,418	22,284	54,771	51,075
Less:
Gains on sales of real estate	—	—	69,792	95,084
Gains (losses) from investments in securities	478	(24)	737	369
Interest and other income	1,524	1,293	3,029	2,700
Income from unconsolidated joint ventures	2,234	3,078	4,025	17,912
Development and management services income	5,533	4,862	12,222	10,190
Net Operating Income	$392,097	$390,400	$824,587	$774,622
Net Operating Income is not a measure of operating results or cash flows from operating activities as measured by GAAP, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate Net Operating Income in the same manner. The Company considers Net Operating Income to be an appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of the Company’s properties. The Company’s management also uses Net Operating Income to evaluate regional property level performance and to make decisions about resource allocations. Further, the Company believes Net Operating Income is useful to investors as a performance measure because, when compared across periods, Net Operating Income reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspectives not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders.
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
Beginning on January 1, 2016, the properties that were historically included in the Company’s Office/Technical segment are now included in the Office segment to align with its method of internal reporting, which shifted after the disposition of 415 Main Street in Cambridge, Massachusetts. As such, the amounts previously included in Office/Technical are now included in Office for all periods presented.

Information by geographic area and property type (dollars in thousands):
For the three months ended June 30, 2016:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$179,048	$243,957	$78,524	$99,588	$601,117
Residential	1,180	—	—	2,908	4,088
Hotel	12,808	—	—	—	12,808
Total	193,036	243,957	78,524	102,496	618,013
% of Grand Totals	31.24%	39.47%	12.71%	16.58%	100.00%
Rental Expenses:
Office	68,754	88,749	25,470	33,359	216,332
Residential	513	—	—	1,093	1,606
Hotel	7,978	—	—	—	7,978
Total	77,245	88,749	25,470	34,452	225,916
% of Grand Totals	34.19%	39.29%	11.27%	15.25%	100.00%
Net operating income	$115,791	$155,208	$53,054	$68,044	$392,097
% of Grand Totals	29.53%	39.59%	13.53%	17.35%	100.00%
For the three months ended June 30, 2015:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$180,936	$246,432	$74,335	$94,442	$596,145
Residential	1,131	—	—	2,680	3,811
Hotel	13,403	—	—	—	13,403
Total	195,470	246,432	74,335	97,122	613,359
% of Grand Totals	31.87%	40.18%	12.12%	15.83%	100.00%
Rental Expenses:
Office	69,653	85,661	24,415	33,204	212,933
Residential	511	—	—	1,020	1,531
Hotel	8,495	—	—	—	8,495
Total	78,659	85,661	24,415	34,224	222,959
% of Grand Totals	35.28%	38.42%	10.95%	15.35%	100.00%
Net operating income	$116,811	$160,771	$49,920	$62,898	$390,400
% of Grand Totals	29.92%	41.18%	12.79%	16.11%	100.00%

For the six months ended June 30, 2016:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$356,875	$535,815	$154,841	$200,076	$1,247,607
Residential	2,351	—	—	5,786	8,137
Hotel	21,565	—	—	—	21,565
Total	380,791	535,815	154,841	205,862	1,277,309
% of Grand Totals	29.81%	41.95%	12.12%	16.12%	100.00%
Rental Expenses:
Office	139,441	177,547	49,375	67,541	433,904
Residential	1,033	—	—	2,173	3,206
Hotel	15,612	—	—	—	15,612
Total	156,086	177,547	49,375	69,714	452,722
% of Grand Totals	34.47%	39.22%	10.91%	15.40%	100.00%
Net operating income	$224,705	$358,268	$105,466	$136,148	$824,587
% of Grand Totals	27.25%	43.45%	12.79%	16.51%	100.00%
For the six months ended June 30, 2015:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$356,963	$499,530	$146,246	$190,615	$1,193,354
Residential	2,309	—	—	8,356	10,665
Hotel	22,488	—	—	—	22,488
Total	381,760	499,530	146,246	198,971	1,226,507
% of Grand Totals	31.13%	40.73%	11.92%	16.22%	100.00%
Rental Expenses:
Office	146,104	170,722	47,236	66,675	430,737
Residential	1,020	—	—	4,057	5,077
Hotel	16,071	—	—	—	16,071
Total	163,195	170,722	47,236	70,732	451,885
% of Grand Totals	36.12%	37.78%	10.45%	15.65%	100.00%
Net operating income	$218,565	$328,808	$99,010	$128,239	$774,622
% of Grand Totals	28.22%	42.45%	12.78%	16.55%	100.00%

14. Subsequent Events
On July 1, 2016, the Company entered the Los Angeles market through its acquisition of a 49.8% interest in an existing joint venture that owns and operates Colorado Center located in Santa Monica, California for a gross purchase price of approximately $511.1 million, or approximately $503.6 million in cash net of credits for free rent, unfunded leasing costs and other adjustments. Colorado Center is a six-building office complex that sits on a 15-acre site and contains an aggregate of approximately 1,184,000 net rentable square feet with an underground parking garage for 3,100 vehicles. The property is 68% leased.
On July 29, 2016, the Company executed an agreement for the sale of a parcel of land within its Broad Run Business Park property located in Loudoun County, Virginia for a sale price of approximately $18.0 million, which exceeded the carrying value of the property. The sale is subject to the satisfaction of customary closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated or at all.

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
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•
if there is a negative change in the economy including, but not limited to, a reversal of current job growth trends and an increase in unemployment, it could have a negative effect on the following, among other things:

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

•
the vote by the United Kingdom to exit the European Union could adversely impact global economic conditions and contribute to instability in global financial markets, which could adversely affect our business opportunities, results of operations and financial condition;

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
Overview
BXP is a fully integrated, self-administered and self-managed REIT and one of the largest owners and developers of office properties in the United States. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Our properties are concentrated in five markets-Boston, Los Angeles, New York, San Francisco and Washington, DC. We generate revenue and cash primarily by leasing Class A office space to our tenants. Factors we consider when we lease space include the creditworthiness of the tenant, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the costs of tenant improvements and other landlord concessions, current and anticipated operating costs and real estate taxes, current and anticipated vacancy, current and anticipated future demand for office space and general economic factors. From time to time, we also generate cash through the sale of assets depending on market conditions.
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
Outlook
Economic growth in the United States continues to be slow despite improving employment figures. In addition, the unexpected referendum approval for the United Kingdom to withdraw from the European Union, recent tragic terrorist events, the attempted coup and related events in Turkey and the U.S. presidential election have elevated uncertainty and volatility in the capital markets. We believe this overall uncertainty may have an impact on capital spending and leasing velocity in certain of our markets as tenants may delay their decisions. However, we continue to see healthy tenant demand for space in our core assets.

Our focus continues to be on taking advantage of relatively healthy tenant demand and also protecting against downside volatility by (1) leasing our available space and space from our development deliveries, (2) proactively repositioning several key properties to maximize rental revenue, (3) focusing our new investment activity near innovation centers where we see the strongest prospects for growth through investments in non-stabilized assets where our operational expertise can create value, (4) requiring meaningful pre-leasing commitments to begin new construction and (5) taking advantage of the current interest rate environment to refinance maturing debt and replenish our cash balances after our acquisitions of an interest in Colorado Center in Santa Monica, California and 3625-3635 Peterson Way in Santa Clara, California for an aggregate of approximately $582 million.
Executing on this plan, during the second quarter of 2016, we signed leases across our regions totaling approximately 926,000 square feet and commenced revenue recognition on approximately 1.3 million square feet of second generation leases. Of these leases, approximately 1.1 million square feet have been vacant for less than one year and provide an average increase in net rental obligation of more than 28%, demonstrating the strong internal growth opportunities embedded in our portfolio. Our overall occupancy decreased slightly from 91.0% at March 31, 2016 to 90.8% at June 30, 2016 due mainly to planned lease expirations in our New York region.
We own and manage many significant buildings with large tenants, and several of these tenants’ leases will expire in 2016 and 2017. In certain instances, we expect it will take time to reposition and market an asset and reach agreements with tenants to re-lease the space. We have begun, or will soon begin, proactive repositioning of several of our properties, including the retail and low-rise portions of 601 Lexington Avenue and 399 Park Avenue in New York City, 100 Federal Street and the Prudential Center (retail shops) in Boston and 1330 Connecticut Avenue and Metropolitan Square in Washington, DC. These repositionings require significant investments and, in some cases, necessitate that space is vacated for an extended period of time. For these reasons, despite the overall roll-up in rents on newly signed leases, we expect growth in net operating income (“NOI”) from our Same Property portfolio to moderate in the second half of 2016. However, given our lease-up opportunities in the Same Property portfolio and expected contributions from our development deliveries, we believe we are well positioned to deliver revenue growth in late 2017 and into 2018.
Our capital strategy remains largely unchanged. We continue to invest primarily in higher yielding new developments with significant pre-leasing commitments and redevelopment opportunities rather than lower yielding stabilized acquisitions. Pricing for value-add assets, such as those requiring lease-up or repositioning, has become more attractive. In April 2016, we acquired 3625-3635 Peterson Way in Santa Clara, California for approximately $78 million. This asset is in an in-fill location with the potential to develop additional office space when the current tenant’s lease expires in 2021 and increase the square footage from approximately 218,000 square feet to approximately 632,000 square feet. In addition, on July 1, 2016, we entered the Los Angeles market through the purchase of a 49.8% interest in the joint venture that owns Colorado Center, an approximately 1.2 million square foot premier office campus located in the West Los Angeles submarket for approximately $504 million in cash. This complex is currently 68% leased and through active management, repositioning and leasing we expect to improve occupancy and cash flows over time. We continue to seek additional value-add acquisition opportunities that meet our desired return levels.
During the second quarter, we fully placed in-service three development projects totaling approximately 850,000 aggregate square feet at an estimated aggregate cost of $487 million. On a weighted-average basis, these three projects are 94% leased. Our remaining pipeline consists of eight development projects under construction/redevelopment representing approximately 3.8 million square feet, of which 52% of the commercial space is preleased, at an estimated total investment of approximately $2.1 billion. In addition, we have significant land holdings that we will continue to move through the design and permitting processes and add selectively to our development pipeline, including some that we expect may commence by 2017. However, given current market conditions, in general, we expect we would only commence new construction with significant pre-leasing commitments.
The combination of the successful execution of our asset disposition strategy and the delivery of higher yielding development projects over the past three years has resulted in a meaningful decrease in our leverage and increase in our liquidity, which provided us the flexibility to purchase our interest in Colorado Center with cash and still retain more than $555 million in available cash. We have two mortgages maturing in the next eight months with aggregate outstanding principal of approximately $1.1 billion. Beginning September 2016, we may prepay these mortgage loans without penalty. The unsecured bond market and secured debt markets are active and available to us to refinance these prior to their maturity and, given the relatively low interest rates, we may seek to enhance our liquidity in the future, which may result in us carrying additional cash and cash equivalents pending BPLP’s use of the proceeds.
The same factors that create challenges to acquiring assets present opportunities for us to continue to review our portfolio to identify properties that may no longer fit within our portfolio strategy or can attract premium pricing in the current market environment as potential sales candidates. Although we expect asset sales to be selective in 2016, we still expect to sell between $200-$350 million of assets in 2016. Due to the uncertainties inherent in marketing assets for sale, there can be no assurance as to the amount or timing of future asset sales activity (see “Liquidity and Capital Resources-REIT Tax Distribution Considerations-Application of Recent Regulations”).
A brief overview of each of our markets follows.
New York
Our overall expectations for the midtown Manhattan market and the leasing activity in our portfolio have been generally consistent for the past two years. In 2014, we made the decision to proactively work with our larger tenants with upcoming lease expirations to sign new long-term leases but also provide them with early relief in the form of space reductions. During the second quarter, we leased more than 435,000 square feet, including approximately 320,000 square feet of renewals and expansions at 399 Park Avenue covering a portion of our 2017 maturities. In addition, Under Armour has leased approximately 53,000 square feet of the high-value retail space at 767 Fifth Avenue (the General Motors Building). We are seeing activity on the pending roll-over in the high-rise space at 767 Fifth Avenue (the General Motors Building) and a majority of the vacant space at 250 West 55th Street.
Boston
The greater Boston region continues to attract life science and established technology companies, as well as start-up technology and maker organizations. The East Cambridge office and lab markets have been the largest beneficiaries of this growth as overall direct vacancy is now less than 5% and office rents continue to reach new peaks. Our East Cambridge properties are outperforming the overall submarket at 100% occupancy. Additionally, we have the ability to develop approximately 940,000 square feet of new commercial and residential space, and we are in active lease discussions with a user to pre-lease 100% of the space in the first office building, an approximate 400,000 square foot building where we could commence construction in 2017.
Our Suburban Waltham/Lexington submarket continues to get stronger due to the organic growth of our existing tenant base and other tenants in the market looking to expand. Rents in this submarket continue to grow and have increased approximately 25% over the last two years.
The Boston Central Business District (“CBD”) market continues to be lease-expiration driven and much of the available supply has been absorbed over the past few years though there is some speculative development in the Seaport submarket. Our largest vacancy exposure remains at 200 Clarendon Street where we have approximately 350,000 square feet available, including nine full floors. We are confident in our leasing strategy for this space as we executed an expansion, during the second quarter of 2016, with an existing tenant who will now lease a full floor and we recently signed a letter of intent for an additional full-floor user.
San Francisco
The San Francisco CBD leasing market remains healthy with a vacancy rate of approximately 6.6%, though leasing velocity has moderated from the levels we saw in 2014 and early 2015 primarily because of the lack of large space requirements and the slow down in venture capital funding to small start-ups. However, there continues to be activity in the market, including a dozen active requirements from technology tenants in the 100,000 - 200,000 square foot range and consistent lease expiration driven activity from non-technology users.
Our near-term leasing focus will remain on the lease-up of Salesforce Tower and future roll-over at Embarcadero Center. At Salesforce Tower, we are having discussions with companies in various industries for single or multi-floor leases. However, many of these tenants’ requirements are lease-expiration driven for occupancy at the end of 2017 or 2018 and therefore they could take longer to evaluate their options and make decisions. At Embarcadero Center, we completed approximately 154,000 square feet of office leasing during the second quarter of 2016, at significantly greater rental rates than the prior leases for this space and we have over 230,000 square feet of leases in negotiations.
Washington, DC
Overall market conditions in the Washington CBD have not changed in any meaningful way over the past few quarters. Leasing activity remains very competitive and slow primarily because there has been no significant increase in demand. The GSA continues to have a measured approach to renewals and we are not aware of any requirements that are net demand generators. Moreover, the U.S. presidential election is leading to “election inertia,” particularly impacting the GSA’s and government contractors’ leasing decisions.

With respect to our properties, our largest roll-over exposure is at our 51% owned Metropolitan Square property where we have approximately 150,000 square feet of vacant space. We are planning a repositioning of this building, including updates to its lobby and common areas, which we believe will enhance the marketability and value of the building.
Our Reston Town Center properties are approximately 97% leased and continue to command a premium compared to the rents realized in nearby submarkets.
The table below details the leasing activity during the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(Square Feet)
Vacant space available at the beginning of the period	3,688,984	3,530,913
Properties placed in-service	447,957	460,832
Leases expiring or terminated during the period	1,484,034	3,078,901
Total space available for lease	5,620,975	7,070,646
1st generation leases	446,934	520,042
2nd generation leases with new tenants	562,567	1,355,657
2nd generation lease renewals	742,184	1,325,657
Total space leased (1)	1,751,685	3,201,356
Vacant space available for lease at the end of the period	3,869,290	3,869,290

Leases executed during the period, in square feet (2)	925,601	2,457,023

Second generation leasing information: (3)
Leases commencing during the period, in square feet	1,304,751	2,681,314
Weighted Average Lease Term	104 Months	99 Months
Weighted Average Free Rent Period	88 Days	80 Days
Total Transaction Costs Per Square Foot (4)	$70.13	$59.22
Increase in Gross Rents (5)	18.27%	17.47%
Increase in Net Rents (6)	28.11%	27.22%
___________________________

(1)	Represents leases for which rental revenue recognition has commenced in accordance with GAAP during the three and six months ended June 30, 2016.

(2)
Represents leases executed during the three and six months ended June 30, 2016 for which we either (1) commenced rental revenue recognition in such period or (2) will commence rental revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized in the three and six months ended June 30, 2016 is 145,869 and 286,112, respectively.

(3)
Second generation leases are defined as leases for space that had previously been leased by us. Of the 1,304,751 and 2,681,314 square feet of second generation leases that commenced during the three and six months ended June 30, 2016, respectively, leases for 1,163,010 and 2,405,089 square feet were signed in prior periods.

(4)	Total transaction costs include tenant improvements and leasing commissions and exclude free rent concessions and other inducements in accordance with GAAP.

(5)
Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 1,081,775 and 2,270,980 square feet of second generation leases that had been occupied within the prior 12 months for the three and six months ended June 30, 2016, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

(6)
Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 1,081,775 and 2,270,980 square feet of second generation leases that had been occupied within the prior 12 months for the three and six months ended June 30, 2016, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

Transactions during the three months ended June 30, 2016 included the following:

•
On April 4, 2016, a joint venture in which we have a 50% interest extended the loan collateralized by its Annapolis Junction Building Seven property. At the time of the extension, the outstanding balance of the loan totaled approximately $21.5 million and was scheduled to mature on April 4, 2016. The extended loan has a total commitment amount of $22.0 million, bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on April 4, 2017, with one, one-year extension option, subject to certain conditions. Annapolis Junction Building Seven is a Class A office property with approximately 127,000 net rentable square feet located in Annapolis, Maryland.

•
On April 11, 2016, we used available cash to repay the mortgage loan collateralized by our Fountain Square property located in Reston, Virginia totaling approximately $211.3 million. The mortgage loan bore interest at a fixed rate of 5.71% per annum and was scheduled to mature on October 11, 2016. There was no prepayment penalty.

•
On April 11, 2016, a joint venture in which we have a 50% interest received a Notice of Event of Default from the lender for the loan collateralized by its Annapolis Junction Building One property. The Event of Default relates to the loan to value ratio not being in compliance with the loan agreement. The joint venture is currently in discussions with the lender regarding the Event of Default, although there can be no assurance as to the outcome of those discussions. The estimated fair value of our investment in the unconsolidated joint venture exceeds our carrying value. The loan has an outstanding balance of approximately $39.9 million, is non-recourse to us, bears interest at a variable rate equal to LIBOR plus 1.75% per annum and has a stated maturity date of March 31, 2018, with one, three-year extension option, subject to certain conditions. Annapolis Junction Building One is a Class A office property with approximately 118,000 net rentable square feet located in Annapolis, Maryland.

•
On April 22, 2016, we acquired 3625-3635 Peterson Way located in Santa Clara, California for a purchase price of approximately $78.0 million in cash. 3625-3635 Peterson Way is an approximately 218,000 net rentable square foot office property. The property is 100% leased to a single tenant through March 2021. Following the lease expiration, we intend to develop the site into a Class A office campus containing an aggregate of approximately 632,000 net rentable square feet.

•
On May 27, 2016, we completed and fully placed in-service 601 Massachusetts Avenue, a Class A office project with approximately 479,000 net rentable square feet located in Washington, DC. The property is 90% leased.

•
On May 27, 2016, we completed and fully placed in-service 804 Carnegie Center, a Class A office project with approximately 130,000 net rentable square feet located in Princeton, New Jersey. The property is 100% leased.

•
On June 24, 2016, we completed and fully placed in-service 10 CityPoint, a Class A office project with approximately 241,000 net rentable square feet located in Waltham, Massachusetts. The property is 97% leased.

Transactions completed subsequent to June 30, 2016 included the following:

•
On July 1, 2016, we entered the Los Angeles market through our acquisition of a 49.8% interest in an existing joint venture that owns and operates Colorado Center located in Santa Monica, California for a gross purchase price of approximately $511.1 million, or approximately $503.6 million in cash net of credits for free rent, unfunded leasing costs and other adjustments. Colorado Center is a six-building office complex that sits on a 15-acre site and contains an aggregate of approximately 1,184,000 net rentable square feet with an underground parking garage for 3,100 vehicles. The property is 68% leased.

•
On July 29, 2016, we executed an agreement for the sale of a parcel of land within our Broad Run Business Park property located in Loudoun County, Virginia for a sale price of approximately $18.0 million, which exceeded the carrying value of the property. The sale is subject to the satisfaction of customary closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated or at all.

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
Our Annual Reports on Form 10-K for the year ended December 31, 2015 contains a discussion of our critical accounting policies. Except for the adoption of ASU 2015-02 and ASU 2015-03 and the modified presentation of our Office/Technical properties to be included within Office properties to align with our method of internal reporting, which shifted after the disposition of 415 Main Street in Cambridge, Massachusetts, there have been no significant changes in our critical accounting policies since December 31, 2015. The adoption of ASU 2015-02 and ASU 2015-03 and the modification of our segment presentation are discussed in Notes 2 and 13, respectively, to our Consolidated Financial Statements. When applicable, management discusses our critical accounting policies and management’s judgments and estimates with BXP’s Audit Committee.
Results of Operations for the Six Months Ended June 30, 2016 and 2015
The following is a reconciliation of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the six months ended June 30, 2016 and 2015 (in thousands):

Boston Properties, Inc.

	Total Property Portfolio
	2016	2015	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$278,323	$250,694	$27,629	11.02%
Preferred dividends	5,207	5,207	—	—
Net Income Attributable to Boston Properties, Inc.	283,530	255,901	27,629	10.80%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	32,771	29,530	3,241	10.98%
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	6	(6)	(100.00)%
Noncontrolling interests in property partnerships	17,278	24,472	(7,194)	(29.40)%
Net Income	333,579	309,909	23,670	7.64%
Gains on sales of real estate	67,623	95,084	(27,461)	(28.88)%
Income Before Gains on Sales of Real Estate	265,956	214,825	51,131	23.80%
Other Expenses:
Interest expense	210,312	217,291	(6,979)	(3.21)%
Other Income:
Gains from investments in securities	737	369	368	99.73%
Interest and other income	3,029	2,700	329	12.19%
Income from unconsolidated joint ventures	4,025	17,912	(13,887)	(77.53)%
Operating Income	468,477	411,135	57,342	13.95%
Other Expenses:
Depreciation and amortization	312,623	322,067	(9,444)	(2.93)%
Transaction costs	938	535	403	75.33%
General and administrative expense	54,771	51,075	3,696	7.24%
Other Revenue:
Development and management services	12,222	10,190	2,032	19.94%
Net Operating Income	$824,587	$774,622	$49,965	6.45%

Boston Properties Limited Partnership

	Total Property Portfolio
	2016	2015	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$317,234	$284,221	$33,013	11.62%
Preferred distributions	5,207	5,207	—	—
Net Income Attributable to Boston Properties Limited Partnership	322,441	289,428	33,013	11.41%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	6	(6)	(100.00)%
Noncontrolling interests in property partnerships	17,278	24,472	(7,194)	(29.40)%
Net Income	339,719	313,906	25,813	8.22%
Gains on sales of real estate	69,792	95,084	(25,292)	(26.60)%
Income Before Gains on Sales of Real Estate	269,927	218,822	51,105	23.35%
Other Expenses:
Interest expense	210,312	217,291	(6,979)	(3.21)%
Other Income:
Gains from investments in securities	737	369	368	99.73%
Interest and other income	3,029	2,700	329	12.19%
Income from unconsolidated joint ventures	4,025	17,912	(13,887)	(77.53)%
Operating Income	472,448	415,132	57,316	13.81%
Other Expenses:
Depreciation and amortization	308,652	318,070	(9,418)	(2.96)%
Transaction costs	938	535	403	75.33%
General and administrative expense	54,771	51,075	3,696	7.24%
Other Revenue:
Development and management services	12,222	10,190	2,032	19.94%
Net Operating Income	$824,587	$774,622	$49,965	6.45%

At June 30, 2016 and June 30, 2015, we owned or had interests in a portfolio of 168 and 170 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio is necessarily meaningful. Therefore, the comparison of operating results for the three and six months ended June 30, 2016 and 2015 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired, Development or Redevelopment or Sold Portfolios.
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
Net operating income, or NOI, is a non-GAAP financial measure, and it is not indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. We consider NOI to be an appropriate supplemental performance measure because it helps both investors and management to understand the core operations of our properties. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets. Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspectives not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders.
NOI excludes certain components, including interest and other income, development and management services income, general and administrative expenses, transaction costs, interest expense, depreciation and amortization expense, gains (losses) from investments in securities, income from unconsolidated joint ventures, gains on sales of real estate, noncontrolling interests and preferred dividends/distributions as internal reporting addresses these items on a corporate level. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders as presented in our Consolidated Financial Statements. NOI should not be considered as an alternative to net income attributable to Boston Properties, Inc. common shareholders or net income attributable to Boston Properties Limited Partnership common unitholders. For a reconciliation of NOI to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, see Note 13 to the Consolidated Financial Statements.
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
Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015.
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 144 properties totaling approximately 38.8 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2015 and owned and in-service through June 30, 2016. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2015 or disposed of on or prior to June 30, 2016. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the six months ended June 30, 2016 and 2015 with respect to the properties that were placed in-service, acquired, in development or redevelopment or sold.

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties Acquired Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2016	2015	Increase/ (Decrease)	% Change	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,156,092	$1,142,222	$13,870	1.21%	$29,788	$4,146	$1,092	$—	$—	$661	$1,675	$24,721	$1,188,647	$1,171,750	$16,897	1.44%
Termination Income	58,960	21,604	37,356	172.91%	—	—	—	—	—	—	—	—	58,960	21,604	37,356	172.91%
Total Rental Revenue	1,215,052	1,163,826	51,226	4.40%	29,788	4,146	1,092	—	—	661	1,675	24,721	1,247,607	1,193,354	54,253	4.55%
Real Estate Operating Expenses	425,222	419,329	5,893	1.41%	7,986	1,467	284	—	—	254	412	9,687	433,904	430,737	3,167	0.74%
Net Operating Income, excluding residential and hotel	789,830	744,497	45,333	6.09%	21,802	2,679	808	—	—	407	1,263	15,034	813,703	762,617	51,086	6.70%
Residential Net Operating Income (1)	4,931	4,378	553	12.63%	—	—	—	—	—	—	—	1,210	4,931	5,588	(657)	(11.76)%
Hotel Net Operating Income (1)	5,953	6,417	(464)	(7.23)%	—	—	—	—	—	—	—	—	5,953	6,417	(464)	(7.23)%
Net Operating Income (1)	$800,714	$755,292	$45,422	6.01%	$21,802	$2,679	$808	$—	$—	$407	$1,263	$16,244	$824,587	$774,622	$49,965	6.45%
_______________

(1)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 47. Residential Net Operating Income for the six months ended June 30, 2016 and 2015 are comprised of Residential Revenue of $8,137 and $10,665 less Residential Expenses of $3,206 and $5,077, respectively. Hotel Net Operating Income for the six months ended June 30, 2016 and 2015 are comprised of Hotel Revenue of $21,565 and $22,488 less Hotel Expenses of $15,612 and $16,071, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Rental Revenue
Rental revenue from the Same Property Portfolio increased approximately $13.9 million for the six months ended June 30, 2016 compared to 2015. The increase was primarily the result of increases in revenue from our leases of approximately $15.5 million, partially offset by a decrease in other tenant recoveries and parking and other income of approximately $1.6 million. Rental revenue from our leases increased approximately $15.5 million as a result of our average revenue per square foot increasing by approximately $1.20, contributing approximately $20.8 million, partially offset by a decrease of approximately $5.3 million due to a decrease in average occupancy from 92.0% to 91.5%.
For 2016, we project our occupancy will average between 90% - 91.5%. We expect our Same Property Portfolio NOI for 2016 to be relatively flat compared to 2015, primarily due to the expected down-time following some large lease expirations in 2015 and 2016 and the repositioning of certain assets discussed in “-Overview” above.
Termination Income
Termination income increased by approximately $37.4 million for the six months ended June 30, 2016 compared to 2015.
Termination income for the six months ended June 30, 2016 related to twenty-seven tenants across the Same Property Portfolio and totaled approximately $59.0 million, of which approximately $58.3 million was from our New York region. On February 3, 2016, we entered into a lease termination agreement with a tenant for an approximately 85,000 square foot lease at our 250 West 55th Street property located in New York City.  The lease was scheduled to expire on February 28, 2035.  In consideration for the termination of the lease, the tenant paid us approximately $45.0 million. In addition, we received notice that we would receive a distribution from our unsecured credit claim again Lehman Brothers, Inc. of approximately $1.4 million, which we accrued during the six months ended June 30, 2016 (See Note 8 to the Consolidated Financial Statements). Recently, claims of similar priority to that of our remaining claim were quoted privately reflecting a value for our remaining claim of approximately $2.5 million; however, there can be no assurance as to the timing or amount of additional proceeds, if any, that we may receive. The remaining approximately $11.9 million of termination income from the New York region was primarily related to negotiated early releases with three other tenants.
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
In addition, on March 11, 2015, we received a second interim distribution from our unsecured creditor claim against Lehman Brothers, Inc. totaling approximately $4.5 million (See Note 8 to the Consolidated Financial Statements).
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased approximately $5.9 million for the six months ended June 30, 2016 compared to 2015 due primarily to an increase of approximately $10.8 million, or 5.6%, in real estate taxes, which we primarily experienced in the Washington, DC region and New York CBD properties and an increase of approximately $1.2 million, or 0.8%, in other real estate operating expenses across the portfolio, partially offset by a decrease in utilities expense of approximately $6.1 million, or 9.6% primarily in the Boston region and New York CBD properties.
Properties Placed In-Service Portfolio
The table below lists the properties placed in-service or partially placed in-service from January 1, 2015 through June 30, 2016. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $25.6 million and $6.5 million, respectively, for the six months ended June 30, 2016 compared to 2015 as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2016	2015	Change	2016	2015	Change
				(dollars in thousands)
535 Mission Street	Fourth Quarter, 2014	Fourth Quarter, 2015	307,235	$10,903	$3,708	$7,195	$3,289	$1,370	$1,919
690 Folsom Street	Fourth Quarter, 2014	Fourth Quarter, 2015	26,080	831	438	393	185	97	88
The Point (formerly 99 Third Avenue Retail)	Third Quarter, 2015	Fourth Quarter, 2015	16,300	400	—	400	131	—	131
601 Massachusetts Avenue	Third Quarter, 2015	Second Quarter, 2016	478,883	16,300	—	16,300	3,630	—	3,630
804 Carnegie Center	Second Quarter, 2016	Second Quarter, 2016	130,000	1,163	—	1,163	702	—	702
10 CityPoint	Second Quarter, 2016	Second Quarter, 2016	241,460	191	—	191	49	—	49
			1,199,958	$29,788	$4,146	$25,642	$7,986	$1,467	$6,519

Properties Acquired Portfolio
On April 22, 2016, we acquired 3625-3635 Peterson Way located in Santa Clara, California for a purchase price of approximately $78.0 million in cash. 3625-3635 Peterson Way is an approximately 218,000 net rentable square foot office property. The property is 100% leased to a single tenant through March 2021. Following the lease expiration, we intend to develop the site into a Class A office campus containing an aggregate of approximately 632,000 net rentable square feet. During the six months ended June 30, 2016, this building had revenue and real estate operating expenses of approximately $1.1 million and $0.3 million, respectively. We did not acquire any properties during the six months ended June 30, 2015.
Properties in Development or Redevelopment Portfolio
During the six months ended June 30, 2015, the Properties in Development or Redevelopment Portfolio consisted of our Reservoir Place North property located in Waltham, Massachusetts. We commenced redevelopment of this approximately 73,000 net rentable square foot Class A Office property on May 1, 2015 and it has an expected stabilization date in the third quarter of 2017. Prior to the commencement of redevelopment, this building was operational, and during the six months ended June 30, 2015, had revenue and real estate operating expenses of approximately $0.7 million and $0.3 million, respectively. There were no operating activities at our development or redevelopment portfolio during the six months ended June 30, 2016.
Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2015 and June 30, 2016. Rental revenue and real estate and operating expenses from our Properties Sold Portfolio decreased approximately $26.3 million and $11.3 million, respectively, for the six months ended June 30, 2016 compared to 2015 as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2016	2015	Change	2016	2015	Change
				(dollars in thousands)
Class A Office
505 9th Street, N.W. (1)	September 18, 2015	Office	322,000	$—	$12,933	$(12,933)	$—	$5,175	$(5,175)
Innovation Place (2)	December 17, 2015	Office	574,000	—	1,307	(1,307)	—	1,287	(1,287)
415 Main Street	February 1, 2016	Office	231,000	1,675	10,481	(8,806)	412	3,225	(2,813)
				$1,675	$24,721	$(23,046)	$412	$9,687	$(9,275)
Residential
Residences on The Avenue (3)	March 17, 2015	Residential	323,050	$—	$3,230	$(3,230)	$—	$2,020	$(2,020)
				$1,675	$27,951	$(26,276)	$412	$11,707	$(11,295)
_______________

(1)	This property was owned by a consolidated entity in which we had a 50% interest.

(2)	This is a 26-acre site with one occupied and three vacant office buildings.

(3)	This property has 335 apartment units and approximately 50,000 net rentable square feet of retail space.

Other Operating Income and Expense Items
Residential Net Operating Income
Net operating income for our residential properties decreased by approximately $0.7 million for the six months ended June 30, 2016 compared to 2015.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and The Avant at Reston Town Center for the six months ended June 30, 2016 and 2015. On March 17, 2015, we sold the Residences on The Avenue and therefore there is no information shown for the six months ended June 30, 2015.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center
	2016	2015	Percentage Change	2016	2015	Percentage Change
Average Monthly Rental Rate (1)	$4,153	$4,013	3.5%	$2,347	$2,254	4.1%
Average Rental Rate Per Occupied Square Foot	$4.57	$4.46	2.5%	$2.57	$2.44	5.3%
Average Physical Occupancy (2)	96.1%	97.5%	(1.4)%	93.4%	87.1%	7.2%
Average Economic Occupancy (3)	97.6%	97.9%	(0.3)%	93.3%	84.5%	10.4%
___________

(1)	Average Monthly Rental Rates are calculated by us as rental revenue in accordance with GAAP, divided by the weighted monthly average number of occupied units.

(2)	Average Physical Occupancy is defined as the average number of occupied units divided by the total number of units, expressed as a percentage.

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

Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property decreased by approximately $0.5 million for the six months ended June 30, 2016 compared to 2015. We expect our hotel net operating income for 2016 to contribute between $13 million and $15 million.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the six months ended June 30, 2016 and 2015.

	2016	2015	Percentage Change
Occupancy	79.7%	82.8%	(3.7)%
Average daily rate	$263.61	$263.05	0.2%
Revenue per available room, REVPAR	$210.21	$217.71	(3.4)%
Development and Management Services
Development and management services income increased approximately $2.0 million for the six months ended June 30, 2016 compared to 2015. Development income and management service income increased by approximately $1.4 million and $0.6 million, respectively. The increase in development income is primarily due to increases in development fees from our Boston and New York joint ventures, as well as an increase in our San Francisco third-party developments fees, partially offset by a decrease in development fees from our Washington, DC third-party developments and joint ventures. Development income also increased due to fees we earned on tenant improvement buildouts being constructed in our New York region. Management service income increased primarily due to service income that we have received from our tenants. We expect our development and management services income for 2016 to contribute between $23 million and $26 million.

General and Administrative
General and administrative expenses increased approximately $3.7 million for the six months ended June 30, 2016 compared to 2015 due primarily to an approximately $4.1 million increase in overall compensation expense partially offset by a decrease in other general and administrative expenses of approximately $0.4 million. The increase in compensation expense was primarily due to the following items: (1) approximately $1.9 million related to the difference between the unrecognized expense remaining from the 2013 MYLTIP Units compared to the expense that was recognized during the six months ended June 30, 2016 for the newly issued 2016 MYLTIP Units (See Note 9 to the Consolidated Financial Statements), (2) an approximately $0.7 million increase in health care costs and (3) an approximately $0.4 million increase in the value of BXP’s deferred compensation plan.
Based on currently budgeted amounts, we expect general and administrative expenses for 2016 to be between $102 million and $107 million, which would be greater than the $96 million for 2015. This estimate assumes a cost-of-living adjustment, projected increase in the value of BXP’s deferred compensation plan and the impact of the issuance of a long-term compensation plan in February 2016. The projected increased expense associated with the long-term compensation plan is due to the difference between the unrecognized expense remaining from the 2013 MYLTIP Units compared to the expense that would be recognized during the first year of the new long-term compensation plan.
Wages directly related to the development and leasing of rental properties are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset. Capitalized wages for the six months ended June 30, 2016 and 2015 were approximately $8.8 million and $7.6 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased approximately $0.4 million for the six months ended June 30, 2016 compared to 2015. Transaction costs for the six months ended June 30, 2016 are primarily related to the acquisition of 3625-3635 Peterson Way in Santa Clara, California, which was completed on April 22, 2016 and the acquisition of a 49.8% interest in an existing joint venture that owns and operates Colorado Center in Santa Monica, California on July 1, 2016 (See Notes 3 and 14 to the Consolidated Financial Statements). In general, transaction costs relate to the formation of new and pending joint ventures, pending and completed asset sales and the pursuit of other transactions, including acquisitions.
Depreciation and Amortization
Depreciation and amortization for the Total Property Portfolio decreased approximately $9.4 million and $9.4 million for BXP and BPLP for the six months ended June 30, 2016 and 2015, respectively, as detailed below.

Portfolio	Depreciation and Amortization for the six months ended June 30,
	2016	2015	Change
	(in thousands)
Same Property Portfolio (1)(2)	$305,204	$315,164	$(9,960)
Properties Placed in-Service Portfolio	6,565	1,304	5,261
Properties Acquired Portfolio	746	—	746
Properties in Development or Redevelopment Portfolio	—	806	(806)
Properties Sold Portfolio	108	4,793	(4,685)
	$312,623	$322,067	$(9,444)
___________

(1)
With the exception of the Same Property Portfolio, the depreciation and amortization expense were the same for BXP and BPLP. The depreciation and amortization expense for BPLP for the Same Property Portfolio was $301,233 and $311,167 for the six months ended June 30, 2016 and 2015, respectively. For additional information about the differences between BXP and BPLP, see the Explanatory Note.

(2)
The decrease is due to the fact that during the six months ended June 30, 2015, we accelerated depreciation and amortization at 767 Fifth Avenue (the General Motors Building) in New York City due to a lease termination. This acceleration was partially offset by an increase in depreciation and amortization at 250 West 55th Street in New York City due to the commencement of several new leases and therefore the occupancy percentage increased from approximately 70% at June 30, 2015 to approximately 81% at June 30, 2016. Leasehold improvements and leasing commissions are depreciated and amortized over their respective lease terms. In addition, during the six months ended June 30, 2016, we commenced the repositioning of 1330 Connecticut Avenue in Washington, DC and therefore accelerated depreciation and amortization on the portion of the building that is being repositioned.

Other Income and Expense Items
Income from Unconsolidated Joint Ventures
For the six months ended June 30, 2016 compared to 2015, income from unconsolidated joint ventures decreased by approximately $13.9 million due primarily to an approximately $12.4 million decrease in our share of net income from 901 New York Avenue in Washington, DC. During the six months ended June 30, 2015, we received a distribution of approximately $24.5 million, which was generated from the excess loan proceeds from the joint venture’s refinancing of its mortgage loan to a new 10-year mortgage loan totaling $225.0 million.  Our allocation of income and distributions for the six ended June 30, 2015 was not proportionate to our nominal ownership interest as a result of the achievement of specified investment return thresholds, as provided for in the joint venture agreement. In addition, we had an approximately $1.2 million and $0.3 million decrease in our share of net income from our Annapolis Junction and other joint ventures, respectively. The decrease in our share of net income from the Annapolis Junction joint venture is primarily due to an increase in interest expense and depreciation and amortization expense as a result of Annapolis Junction Building Seven and Building Eight no longer being in development. These two buildings have construction loans and, therefore, the venture capitalized the interest and did not expense it during the development period.
Interest and Other Income
Interest and other income increased approximately $0.3 million for the six months ended June 30, 2016 compared to 2015 due primarily to a purchase rebate program in which we participate, partially offset by a decrease in interest income.
Gains from Investments in Securities
Gains from investments in securities for the six months ended June 30, 2016 and 2015 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for BXP’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to BXP’s officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the six months ended June 30, 2016 and 2015, we recognized gains of approximately $0.7 million and $0.4 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $0.8 million and $0.4 million during the six months ended June 30, 2016 and 2015, respectively, as a result of increases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

Interest Expense
Interest expense decreased approximately $7.0 million for the six months ended June 30, 2016 compared to 2015 as detailed below:

Component	Change in interest expense for the six months ended June 30, 2016 compared to June 30, 2015
(in thousands)
Increases to interest expense due to:
Issuance of $1.0 billion in aggregate principal of 3.650% senior notes due 2026 on January 20, 2016	$16,425
Increase in the interest for the Outside Members’ Notes Payable for 767 Fifth Avenue (the General Motors Building) (1)	1,717
Total increases to interest expense	18,142
Decreases to interest expense due to:
Defeasance of the mortgage loan collateralized by 100 & 200 Clarendon Street on December 15, 2015	(16,227)
Sale of 505 9th Street, N.W. on September 18, 2015	(3,481)
Repayment of mortgage financings (2)	(2,536)
Increase in capitalized interest (3)	(2,351)
Other interest expense (excluding senior notes)	(526)
Total decreases to interest expense	(25,121)
Total change in interest expense	$(6,979)
___________

(1)
The related interest expense from the Outside Members’ Notes Payable totaled approximately $16.7 million and $15.0 million for the six months ended June 30, 2016 and 2015, respectively. These amounts are fully allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.

(2)	Includes the repayment of Kingstowne Two and Kingstowne Retail and Fountain Square.

(3)
The increase was primarily due to the commencement and continuation of several development projects. For a list of development projects refer to “Liquidity and Capital Resources” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. As properties are placed in-service, we cease capitalizing interest and interest is then expensed. Interest capitalized for the six months ended June 30, 2016 and 2015 was approximately $19.2 million and $16.8 million, respectively. These costs are not included in the interest expense referenced above.
We estimate interest expense for 2016 will be approximately $410 million to $430 million. This amount is net of approximately $38 million to $45 million of capitalized interest. These estimates do not assume that we will complete a financing during the remainder of 2016. If we elect to issue new indebtedness, refinance, prepay or repurchase existing indebtedness prior to its maturity, we may incur prepayment penalties, realize the acceleration of amortized costs and our actual interest expense may differ materially from the estimate above.
At June 30, 2016, our variable rate debt consisted of BPLP’s $1.0 billion Unsecured Line of Credit, of which no amount was outstanding at June 30, 2016. For a summary of our consolidated debt as of June 30, 2016 and June 30, 2015 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Gains on Sales of Real Estate
Gains on sales of real estate for the Total Property Portfolio decreased approximately $27.5 million and $25.3 million for BXP and BPLP for the six months ended June 30, 2016 and 2015, respectively, as detailed below.

Name	Date sold	Property Type	Square Feet (sf) / Acres	Sale Price	Cash Proceeds	BXP’s Gain on Sale of Real Estate (1)
				(dollars in millions)
2016
415 Main Street	February 1, 2016	Office	231,000 sf	$105.4	$104.9	$67.6
				$105.4	$104.9	$67.6
2015
Washingtonian North	February 19, 2015	Land	8.5 acres	$8.7	$8.3	$3.7
Residences on The Avenue (2)	March 17, 2015	Residential	323,050 sf	196.0	192.5	91.4
				$204.7	$200.8	$95.1
___________

(1)
With the exception of 415 Main Street the gains on sales of real estate were the same for BXP and BPLP. The gain on sale of real estate for BPLP was $69.8 million for 415 Main Street. For additional information about the differences between BXP and BPLP, see the Explanatory Note.

(2)
This property has 335 apartment units and approximately 50,000 net rentable square feet of retail space. We have agreed to provide net operating income support of up to $6.0 million should the property’s net operating income fail to achieve certain thresholds. As of June 30, 2016, we have a remaining obligation of approximately $4.1 million. This amount has been recorded as a reduction to the gain on sale. This property is subject to a ground lease that expires on February 1, 2068.

Noncontrolling interests in property partnerships
Noncontrolling interests in property partnerships decreased by approximately $7.2 million for the six months ended June 30, 2016 compared to 2015 as detailed below.

Property	Date of Consolidation	Partners' noncontrolling interest for the six months ended June 30,
		2016	2015	Change
		(in thousands)
505 9th Street (1)	October 1, 2007	$—	$1,283	$(1,283)
Fountain Square (2)	October 4, 2012	—	4,441	(4,441)
767 Fifth Avenue (the General Motors Building) (3)	May 31, 2013	(9,539)	(10,639)	1,100
Times Square Tower	October 9, 2013	13,474	13,514	(40)
601 Lexington Avenue (4)	October 30, 2014	6,920	9,129	(2,209)
100 Federal Street	October 30, 2014	1,796	2,030	(234)
Atlantic Wharf Office	October 30, 2014	4,627	4,714	(87)
		$17,278	$24,472	$(7,194)
___________

(1)	On September 18, 2015, we sold this property (See Note 9 to the Consolidated Financial Statements).

(2)	On September 15, 2015, we acquired our partners' nominal 50% interest (See Note 9 to the Consolidated Financial Statements).

(3)
The net loss allocation is primarily due to the partners’ share of the interest expense for the outside members’ notes payable which was $16.7 million and $15.0 million for the six months ended June 30, 2016 and 2015, respectively.

(4)	This decrease is due to expiring leases.
Noncontrolling interest - Common Units of the Operating Partnership
For BXP, noncontrolling interest-common units of the Operating Partnership increased by approximately $3.2 million for the six months ended June 30, 2016 compared to 2015 due primarily to an increase in allocable income, partially offset by a decrease in the noncontrolling interest’s ownership percentage. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.

Results of Operations for the Three Months Ended June 30, 2016 and 2015
Below is a reconciliation of Net Income Attributable to Boston Properties, Inc. Common Shareholders to NOI and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to NOI for the three months ended June 30, 2016 and 2015. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 47.

Boston Properties, Inc.

	Total Property Portfolio
	2016	2015	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$96,597	$79,460	$17,137	21.57%
Preferred dividends	2,589	2,618	(29)	(1.11)%
Net Income Attributable to Boston Properties, Inc.	99,186	82,078	17,108	20.84%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	11,357	9,394	1,963	20.90%
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	3	(3)	(100.00)%
Noncontrolling interests in property partnerships	6,814	9,264	(2,450)	(26.45)%
Net Income	117,357	100,739	16,618	16.50%
Other Expenses:
Interest expense	105,003	108,534	(3,531)	(3.25)%
Other Income:
Gains (losses) from investments in securities	478	(24)	502	2,091.67%
Interest and other income	1,524	1,293	231	17.87%
Income from unconsolidated joint ventures	2,234	3,078	(844)	(27.42)%
Operating Income	218,124	204,926	13,198	6.44%
Other Expenses:
Depreciation and amortization	153,175	167,844	(14,669)	(8.74)%
Transaction costs	913	208	705	338.94%
General and administrative expense	25,418	22,284	3,134	14.06%
Other Revenue:
Development and management services	5,533	4,862	671	13.80%
Net Operating Income	$392,097	$390,400	$1,697	0.43%

Boston Properties Limited Partnership

	Total Property Portfolio
	2016	2015	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$109,938	$90,852	$19,086	21.01%
Preferred distributions	2,589	2,618	(29)	(1.11)%
Net Income Attributable to Boston Properties Limited Partnership	112,527	93,470	19,057	20.39%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	3	(3)	(100.00)%
Noncontrolling interests in property partnerships	6,814	9,264	(2,450)	(26.45)%
Net Income	119,341	102,737	16,604	16.16%
Other Expenses:
Interest expense	105,003	108,534	(3,531)	(3.25)%
Other Income:
Gains (losses) from investments in securities	478	(24)	502	2,091.67%
Interest and other income	1,524	1,293	231	17.87%
Income from unconsolidated joint ventures	2,234	3,078	(844)	(27.42)%
Operating Income	220,108	206,924	13,184	6.37%
Other Expenses:
Depreciation and amortization	151,191	165,846	(14,655)	(8.84)%
Transaction costs	913	208	705	338.94%
General and administrative expense	25,418	22,284	3,134	(14.06)%
Other Revenue:
Development and management services	5,533	4,862	671	(13.80)%
Net Operating Income	$392,097	$390,400	$1,697	0.43%
Comparison of the three months ended June 30, 2016 to the three months ended June 30, 2015.
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 144 properties totaling approximately 38.8 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to April 1, 2015 and owned and in service through June 30, 2016. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after April 1, 2015 or disposed of on or prior to June 30, 2016. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended June 30, 2016 and 2015 with respect to the properties that were placed in-service, acquired, in development or redevelopment or sold.

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties Acquired Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2016	2015	Increase/ (Decrease)	% Change	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$576,234	$574,488	$1,746	0.30%	$16,137	$2,518	$1,092	$—	$—	$147	$—	$12,312	$593,463	$589,465	$3,998	0.68%
Termination Income	7,654	6,680	974	14.58%	—	—		—	—	—	—	—	7,654	6,680	974	14.58%
Total Rental Revenue	583,888	581,168	2,720	0.47%	16,137	2,518	1,092	—	—	147	—	12,312	601,117	596,145	4,972	0.83%
Real Estate Operating Expenses	211,555	207,364	4,191	2.02%	4,493	758	284	—	—	35	—	4,776	216,332	212,933	3,399	1.60%
Net Operating Income, excluding residential and hotel	372,333	373,804	(1,471)	(0.39)%	11,644	1,760	808	—	—	112	—	7,536	384,785	383,212	1,573	0.41%
Residential Net Operating Income (1)	2,482	2,280	202	8.86%	—	—	—	—	—	—	—	—	2,482	2,280	202	8.86%
Hotel Net Operating Income (1)	4,830	4,908	(78)	(1.59)%	—	—	—	—	—	—	—	—	4,830	4,908	(78)	(1.59)%
Net Operating Income (1)	$379,645	$380,992	$(1,347)	(0.35)%	$11,644	$1,760	$808	$—	$—	$112	$—	$7,536	$392,097	$390,400	$1,697	0.43%
_______________

(1)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 47. Residential Net Operating Income for the three months ended June 30, 2016 and 2015 are comprised of Residential Revenue of $4,088 and $3,811 less Residential Expenses of $1,606 and $1,531, respectively. Hotel Net Operating Income for the three months ended June 30, 2016 and 2015 are comprised of Hotel Revenue of $12,808 and $13,403 less Hotel Expenses of $7,978 and $8,495, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Rental Revenue
Rental revenue from the Same Property Portfolio increased approximately $1.7 million for the three months ended June 30, 2016 compared to 2015. The increase was primarily the result of an increase of approximately $4.0 million in revenue from our leases partially offset by a decrease in other tenant recoveries and parking and other income of approximately $2.3 million. Rental revenue from our leases increased approximately $4.0 million as a result of our average revenue per square foot increasing by approximately $0.43, contributing approximately $4.5 million, partially offset by a decrease of approximately $0.5 million due to a decrease in average occupancy from 91.7% to 91.6%.
Termination Income
Termination income increased by approximately $1.0 million for the three months ended June 30, 2016 compared to 2015.
Termination income for the three months ended June 30, 2016 related to seventeen tenants across the Same Property Portfolio and totaled approximately $7.7 million, of which approximately $5.5 million was from our New York region and related to negotiated early releases with a tenant. In addition, we received notice that we would receive a distribution from our unsecured credit claim again Lehman Brothers, Inc. of approximately $1.4 million, which we accrued during the three months ended June 30, 2016 (See Note 8 to the Consolidated Financial Statements).
Termination income for the three months ended June 30, 2015 related to fifteen tenants across the Same Property Portfolio and totaled approximately $6.7 million of which approximately $4.3 million, $1.2 million, $1.1 million and $0.1 million related to early terminations in our New York, San Francisco, Boston and Washington, DC regions, respectively. The termination income from the New York region was primarily due to our early termination of a tenant at 767 Fifth Avenue (the General Motors Building) and a negotiated termination with a tenant in Princeton, New Jersey in order to accommodate leasing the building to a new tenant. Approximately $4.7 million of our termination income for the three months ended June 30, 2015 was non-cash and due to the acceleration of “above-” and “below-market” lease revenue and straight-line rent adjustments.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased approximately $4.2 million, or 2.0% for the three months ended June 30, 2016 compared to 2015 due primarily to an increase of approximately $5.1 million, or 5.3%, in real estate taxes, which we primarily experienced in the New York CBD properties, partially offset by a decrease in other real estate operating expenses across the portfolio of approximately $0.9 million, or 0.9%.
Properties Placed In-Service Portfolio
The table below lists the properties placed in-service or partially placed in-service from April 1, 2015 through June 30, 2016. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $13.6 million and $3.7 million, respectively, for the three months ended June 30, 2016 compared to 2015 as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2016	2015	Change	2016	2015	Change
				(dollars in thousands)
535 Mission Street	Fourth Quarter, 2014	Fourth Quarter, 2015	307,235	$5,832	$2,255	$3,577	$1,751	$695	$1,056
690 Folsom Street	Fourth Quarter, 2014	Fourth Quarter, 2015	26,080	511	263	248	85	63	22
The Point (formerly 99 Third Avenue Retail)	Third Quarter, 2015	Fourth Quarter, 2015	16,300	191	—	191	60	—	60
601 Massachusetts Avenue	Third Quarter, 2015	Second Quarter, 2016	478,883	8,249	—	8,249	1,846	—	1,846
804 Carnegie Center	Second Quarter, 2016	Second Quarter, 2016	130,000	1,163	—	1,163	702	—	702
10 CityPoint	Second Quarter, 2016	Second Quarter, 2016	241,460	191	—	191	49	—	49
			1,199,958	$16,137	$2,518	$13,619	$4,493	$758	$3,735

Properties Acquired Portfolio
On April 22, 2016, we acquired 3625-3635 Peterson Way located in Santa Clara, California for a purchase price of approximately $78.0 million in cash. 3625-3635 Peterson Way is an approximately 218,000 net rentable square foot office property. The property is 100% leased to a single tenant through March 2021. Following the lease expiration, we intend to develop the site into a Class A office campus containing an aggregate of approximately 632,000 net rentable square feet. During the three months ended June 30, 2016, this building had revenue and real estate operating expenses of approximately $1.1 million and $0.3 million, respectively. We did not acquire any properties during the three months ended June 30, 2015.
Properties in Development or Redevelopment Portfolio
During the three months ended June 30, 2015, the Properties in Development or Redevelopment Portfolio consisted of our Reservoir Place North property located in Waltham, Massachusetts. We commenced redevelopment of this approximately 73,000 net rentable square foot Class A Office property on May 1, 2015 and it has an expected stabilization date in the third quarter of 2017. Prior to the commencement of redevelopment, this building was operational, and during the three months ended June 30, 2015, had revenue and real estate operating expenses of approximately $0.1 million and $35,000, respectively. There were no operating activities at our development or redevelopment portfolio during the three months ended June 30, 2016.
Properties Sold Portfolio
The table below lists the properties we sold between April 1, 2015 and June 30, 2016. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased approximately $12.3 million and $4.8 million, respectively, for the three months ended June 30, 2016 compared to 2015 as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet (sf)	2016	2015	Change	2016	2015	Change
				(dollars in thousands)
Office
505 9th Street, N.W. (1)	September 18, 2015	Office	322,000	$—	$6,408	$(6,408)	$—	$2,576	$(2,576)
Innovation Place (2)	December 17, 2015	Office	574,000	—	728	(728)	—	667	(667)
415 Main Street	February 1, 2016	Office	231,000	—	5,176	(5,176)	—	1,533	(1,533)
				$—	$12,312	$(12,312)	$—	$4,776	$(4,776)
___________

(1)	This property was owned by a consolidated entity in which we had a 50% interest.

(2)	This is a 26-acre site with one occupied and three vacant office buildings.
Operating Income and Expense Items
Residential Net Operating Income
Net operating income for our residential properties increased by approximately $0.2 million for the three months ended June 30, 2016 compared to 2015.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and The Avant at Reston Town Center for the three months ended June 30, 2016 and 2015.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center
	2016	2015	Percentage Change	2016	2015	Percentage Change
Average Monthly Rental Rate (1)	$4,150	$4,013	3.4%	$2,367	$2,263	4.6%
Average Rental Rate Per Occupied Square Foot	$4.59	$4.48	2.5%	$2.60	$2.42	7.4%
Average Physical Occupancy (2)	95.4%	96.9%	(1.5)%	94.0%	93.9%	0.1%
Average Economic Occupancy (3)	96.4%	96.9%	(0.5)%	93.9%	92.1%	2.0%
___________

(1)	Average Monthly Rental Rates are calculated by us as rental revenue in accordance with GAAP, divided by the weighted monthly average number of occupied units.

(2)	Average Physical Occupancy is defined as the average number of occupied units divided by the total number of units, expressed as a percentage.

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

Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property decreased by approximately $0.1 million for the three months ended June 30, 2016 compared to 2015.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended June 30, 2016 and 2015.

	2016	2015	Percentage Change
Occupancy	84.3%	86.7%	(2.8)%
Average daily rate	$299.42	$298.70	0.2%
Revenue per available room, REVPAR	$252.34	$259.10	(2.6)%
Development and Management Services
Development and management services income increased approximately $0.7 million for the three months ended June 30, 2016 compared to 2015. Development income and management service income increased by approximately $0.4 million and $0.3 million, respectively. The increase in development income is primarily due to an increase in development fees partially offset by a decrease in fees earned on tenant improvement build outs. The increase in development fees is from our Boston and New York joint ventures as well as an increase in our San Francisco third-party developments fees, partially offset by a decrease in development fees from our Washington, DC third-party developments and joint ventures. Management service income increased primarily due to service income that we received from our tenants.
General and Administrative
General and administrative expenses increased approximately $3.1 million for the three months ended June 30, 2016 compared to 2015 which was primarily due to an increase in overall compensation expense of which approximately $0.9 million related to the difference between the unrecognized expense remaining from the 2013 MYLTIP Units compared to the expense that was recognized during the three months ended June 30, 2016 for the newly issued 2016 MYLTIP Unit (See Note 9 to the Consolidated Financial Statements).
Wages directly related to the development and leasing of rental properties are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset. Capitalized wages for the three months ended June 30, 2016 and 2015 were approximately $4.5 million and $4.0 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased approximately $0.7 million for the three months ended June 30, 2016 compared to 2015. Transaction costs for the three months ended June 30, 2016 are primarily related to the acquisition of 3625-3635 Peterson Way in Santa Clara, California, which was completed on April 22, 2016 and the acquisition of a 49.8% interest in an existing joint venture that owns and operates Colorado Center in Santa Monica, California on July 1, 2016 (See Notes 3 and 14 to the Consolidated Financial Statements). In general, transaction costs relate to the formation of new and pending joint ventures, pending and completed asset sales and the pursuit of other transactions, including acquisitions.

Depreciation and Amortization
Depreciation and amortization for the Total Property Portfolio decreased approximately $14.7 million and $14.7 million for BXP and BPLP for the three months ended June 30, 2016 and 2015, respectively, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended June 30,
	2016	2015	Change
	(in thousands)
Same Property Portfolio (1)(2)	$148,891	$164,808	$(15,917)
Properties Placed in-Service Portfolio	3,538	685	2,853
Properties Acquired Portfolio	746	—	746
Properties in Development or Redevelopment Portfolio	—	666	(666)
Properties Sold Portfolio	—	1,685	(1,685)
	$153,175	$167,844	$(14,669)
___________

(1)
With the exception of the Same Property Portfolio, the depreciation and amortization expense were the same for BXP and BPLP. The depreciation and amortization expense for BPLP for the Same Property Portfolio was $146,907 and $162,810 for the three months ended June 30, 2016 and 2015, respectively. For additional information about the differences between BXP and BPLP, see the Explanatory Note.

(2)
The decrease is due to the fact that during the three months ended June 30, 2015, we accelerated depreciation and amortization at 767 Fifth Avenue (the General Motors Building) in New York City due to a lease termination. Leasehold improvements and leasing commissions are depreciated and amortized over their respective lease terms. This decrease was partially offset by the acceleration of depreciation and amortization during the three months ended June 30, 2016, related to the repositioning of 1330 Connecticut Avenue in Washington, DC.

Other Income and Expense Items
Income from Unconsolidated Joint Ventures
For the three months ended June 30, 2016 compared to 2015, income from unconsolidated joint ventures decreased by approximately $0.8 million due primarily to a decrease in our share of net income from our Annapolis Junction joint venture which is primarily due to an increase in interest expense and depreciation and amortization expense as a result of Annapolis Junction Building Seven and Building Eight no longer being in development. These two buildings have construction loans and, therefore, the venture capitalized the interest and did not expense it during the development period.
Interest and Other Income
Interest and other income increased approximately $0.2 million for the three months ended June 30, 2016 compared to 2015 due primarily to a purchase rebate program in which we participate, partially offset by a decrease in interest income.
Gains (Losses) from Investments in Securities
Gains (losses) from investments in securities for the three months ended June 30, 2016 and 2015 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for BXP’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to BXP’s officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the three months ended June 30, 2016 and 2015, we recognized gains (losses) of approximately $0.5 million and $(24,000), respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $0.5 million and $(24,000) during the three months ended June 30, 2016 and 2015, respectively, as a result of increases (decreases) in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by officers of BXP participating in the plan.

Interest Expense
Interest expense decreased approximately $3.5 million for the three months ended June 30, 2016 compared to 2015 as detailed below:

Component	Change in interest expense for the three months ended June 30, 2016 compared to June 30, 2015
(in thousands)
Increases to interest expense due to:
Issuance of $1.0 billion in aggregate principal of 3.650% senior notes due 2026 on January 20, 2016	$9,184
Increase in the interest for the Outside Members’ Notes Payable for 767 Fifth Avenue (the General Motors Building) (1)	867
Total increases to interest expense	10,051
Decreases to interest expense due to:
Defeasance of the mortgage loan collateralized by 100 & 200 Clarendon Street on December 15, 2015	(8,158)
Repayment of mortgage financings (2)	(2,085)
Sale of 505 9th Street, N.W. on September 18, 2015	(1,736)
Increase in capitalized interest (3)	(1,048)
Other interest expense (excluding senior notes)	(555)
Total decreases to interest expense	(13,582)
Total change in interest expense	$(3,531)
___________

(1)
The related interest expense from the Outside Members’ Notes Payable totaled approximately $8.5 million and $7.6 million for the three months ended June 30, 2016 and 2015, respectively. These amounts are fully allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.

(2)	Includes the repayment of Kingstowne Two and Kingstowne Retail and Fountain Square.

(3)
The increase was primarily due to the commencement and continuation of several development projects. For a list of development projects refer to “Liquidity and Capital Resources” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. As properties are placed in-service, we cease capitalizing interest and interest is then expensed. Interest capitalized for the three months ended June 30, 2016 and 2015 was approximately $9.9 million and $8.9 million, respectively. These costs are not included in the interest expense referenced above.
At June 30, 2016, our variable rate debt consisted of BPLP’s $1.0 billion Unsecured Line of Credit, of which no amount was outstanding at June 30, 2016. For a summary of our consolidated debt as of June 30, 2016 and June 30, 2015 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling interests in property partnerships
Noncontrolling interests in property partnerships decreased by approximately $2.5 million for the three months ended June 30, 2016 compared to 2015 as detailed below.

Property	Date of Consolidation	Partners’ noncontrolling interests for the three months ended June 30,
		2016	2015	Change
		(in thousands)
505 9th Street (1)	October 1, 2007	$—	$615	$(615)
Fountain Square (2)	October 4, 2012	—	2,213	(2,213)
767 Fifth Avenue (the General Motors Building) (3)	May 31, 2013	(4,845)	(7,853)	3,008
Times Square Tower	October 9, 2013	6,638	6,759	(121)
601 Lexington Avenue (4)	October 30, 2014	1,696	4,023	(2,327)
100 Federal Street	October 30, 2014	1,014	1,142	(128)
Atlantic Wharf Office	October 30, 2014	2,311	2,365	(54)
		$6,814	$9,264	$(2,450)
___________

(1)	On September 18, 2015, we sold this property (See Note 9 to the Consolidated Financial Statements).

(2)	On September 15, 2015, we acquired our partners’ nominal 50% interest (See Note 9 to the Consolidated Financial Statements).

(3)
The net loss allocation is primarily due to the partners’ share of the interest expense for the outside members’ notes payable, which was $8.5 million and $7.6 million for the three months ended June 30, 2016 and 2015, respectively.

(4)	This decrease is due to expiring leases.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest–common units of the Operating Partnership increased by approximately $2.0 million for the three months ended June 30, 2016 compared to 2015 due primarily to an increase in allocable income partially offset by a decrease in the noncontrolling interest’s ownership percentage. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
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

The following table presents information on properties under construction as of June 30, 2016 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)	Estimated Total Investment(1)	Percentage Leased (2)
Office
1265 Main Street (50% ownership)	Fourth Quarter, 2016	Waltham, MA	1	115,000	$19,395	$26,090	100%
Prudential Center Retail Expansion (3)	First Quarter, 2017	Boston, MA	—	15,000	9,211	10,760	100%
888 Boylston Street	Fourth Quarter, 2017	Boston, MA	1	425,000	212,810	271,500	69%
Salesforce Tower (95% ownership)	First Quarter, 2019	San Francisco, CA	1	1,400,000	559,745	1,073,500	59%
The Hub on Causeway (50% ownership)	Fourth Quarter, 2019	Boston , MA	1	385,000	19,340	141,870	33%
Dock72 (50% ownership)	First Quarter, 2020	Brooklyn, NY	1	670,000	22,462	204,900	33%
Total Office Properties under Construction			5	3,010,000	842,963	1,728,620	53%
Residential
Cambridge Residential / 88 Ames (274 units)	First Quarter, 2019	Cambridge, MA	1	164,000	15,581	140,170	N/A
Reston Signature Site (508 units)	Second Quarter, 2020	Reston, VA	1	490,000	47,752	217,232	N/A
Reston Signature Site - Retail			—	24,600	—	—	81%
Total Residential Properties under Construction			2	678,600	63,333	357,402	59%	(4)
Redevelopment Properties
Reservoir Place North (5)	Third Quarter, 2017	Waltham, MA	1	73,000	14,906	24,510	—%
Total Properties under Construction and Redevelopment			8	3,761,600	$921,202	$2,110,532	52%	(4)
___________

(1)	Represents our share. Includes net revenue during lease up period, acquisition expenses and approximately $58.1 million of construction cost and leasing commission accruals.

(2)	Represents percentage leased as of August 2, 2016, including leases with future commencement dates.

(3)	As of August 2, 2016, this property was 12% placed in-service.

(4)	Includes approximately 9,000 square feet of retail space from the Cambridge Residential / 88 Ames development which is 0% leased.

(5)	As of August 2, 2016, this property was 4% placed in-service.

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
Material adverse changes in one or more sources of capital may adversely affect our net cash flows. Such changes, in turn, could adversely affect our ability to fund operating expenses, dividends and distributions, debt service payments, recurring and repositioning capital expenditures and tenant improvements. In addition, a material adverse change in the cash provided by our operations may affect our ability to comply with the financial covenants under BPLP’s Unsecured Line of Credit and unsecured senior notes.
Our primary uses of capital will be the completion of our current development projects and the development properties we fully placed in-service during the second quarter, which as of June 30, 2016, have remaining costs to fund through 2020 of approximately $1.3 billion, and the repayment or refinancing of our 2016 and 2017 debt maturities, which are discussed below.  With approximately $555 million of cash and cash equivalents and approximately $983.5 million available under BPLP’s

Unsecured Line of Credit, as of August 2, 2016, we have sufficient capital to complete these developments.  We believe that our strong liquidity, including our availability under BPLP’s Unsecured Line of Credit, and proceeds from debt financings and asset sales provide sufficient liquidity to fund our remaining capital requirements on existing development projects and pursue additional attractive investment opportunities, including new developments/repositionings.  We also have full availability under BXP’s $600 million at-the-market equity offering program.
We remain focused on repaying or refinancing our upcoming debt maturities in 2016 and 2017 and replenishing our cash balances after the July 1, 2016 acquisition of our interest in Colorado Center (See Note 14 to the Consolidated Financial Statements). Our consolidated debt maturities through the end of 2017 consist of four mortgage/mezzanine loans totaling approximately $2.7 billion (of which our share of the consolidated entities is approximately $2.1 billion). These loans have a weighted-average coupon/stated interest rate of approximately 5.93% per annum and a GAAP interest rate of approximately 4.19% per annum.
To reduce the risk associated with potential future interest rate increases, BPLP has entered into forward-starting interest rate swap contracts that fix the 10-year swap rate at a weighted-average rate of 2.423% per annum on notional amounts aggregating $550 million targeting a September 2016 refinancing and are settled in cash. In addition, 767 Fifth Partners LLC, which is the consolidated entity in which we have a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City, entered into forward-starting interest rate swap contracts that fix the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450 million. These swaps are targeting the refinancing of the property’s mortgage/mezzanine loans totaling approximately $1.6 billion that mature on October 7, 2017 but can be prepaid without penalty beginning in June 2017 and these swaps are settled in cash (See Note 7 to the Consolidated Financial Statements).
Given the relatively low interest rates currently available to us in the debt markets, we may seek to enhance our liquidity, through debt markets, to provide sufficient capacity to meet our debt obligations and to fund our remaining capital requirements on existing development projects, our foreseeable potential development activity and pursue attractive additional investment opportunities. This may result in us carrying additional cash and cash equivalents pending BPLP’s use of the proceeds.
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
Application of Recent Regulations
In September 2013, the Internal Revenue Service released final regulations governing when taxpayers like us must capitalize and depreciate costs for acquiring, maintaining, repairing and replacing tangible property and when they can deduct such costs.  These final regulations are effective for tax years beginning on or after January 1, 2014. These regulations permitted us to deduct certain types of expenditures that were previously required to be capitalized by us. They also allowed us to make a one-time election to immediately deduct certain amounts that were capitalized in previous years that are not required to be capitalized under the new regulations.  We analyzed how the application of the new regulations affects our business and decided to make the election for the 2014 tax year. Although the election had an immaterial impact on our GAAP financial statements and Funds from Operations, it materially reduced our taxable income and therefore BXP’s dividend payout requirements under applicable REIT tax regulations for 2014. It also could have an impact on BXP’s dividend payout requirements in future years, as the amounts deducted in 2014 will no longer be depreciated over time, and amounts expended and deducted in future periods will vary, potentially resulting in more variation in our distribution requirement from year to year depending on our annual cost of now-deductible expenditures that previously would have been capitalized.  Although BXP made the election for tax year 2014, there can be no assurance concerning the impact, if any, on the dividends declared by the Board of Directors of BXP in future taxable years.
Sales
To the extent that we sell assets at a gain and cannot efficiently use the proceeds in a tax deferred manner for either our development activities or attractive acquisitions, BXP would, at the appropriate time, decide whether it is better to declare a special dividend, adopt a stock repurchase program, reduce indebtedness or retain the cash for future investment opportunities. Such a decision will depend on many factors including, among others, the timing, availability and terms of development and acquisition opportunities, our then-current and anticipated leverage, the cost and availability of capital from other sources, the price of BXP’s common stock and REIT distribution requirements. At a minimum, we expect that BXP would distribute at least that amount of proceeds necessary for BXP to avoid paying corporate level tax on the applicable gains realized from any asset sales.
Cash Flow Summary
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Cash and cash equivalents were approximately $1.2 billion and $1.3 billion at June 30, 2016 and 2015, respectively, representing a decrease of approximately $0.1 billion. The following table sets forth changes in cash flows:

	Six months ended June 30,
	2016	2015	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$584,151	$443,076	$141,075
Net cash provided by (used in) investing activities	(425,592)	179,165	(604,757)
Net cash provided by (used in) financing activities	297,767	(1,042,569)	1,340,336

Our principal source of cash flow is related to the operation of our properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 7.0 years with occupancy rates historically in the range of 90% to 94%. Our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties, secured and unsecured borrowings and equity offerings of BXP.
For the six months ended June 30, 2015, our total dividend/distribution payments exceeded our cash flow from operating activities due to the special dividend/distribution which was declared in December 2014 and paid to common stockholders of BXP and common unitholders of BPLP in January 2015. The cash flows distributed were primarily a result of the taxable gains associated with the sale of approximately $2.3 billion of assets during 2014 partially offset by our election to deduct costs that were capitalized in prior years that may now be deducted under the new Tangible Property Regulations and were included as part of cash flows provided by financing activities. Dividends/Distributions will generally exceed cash flows from operating activities during periods in which we sell significant real estate assets and the distribution of gains occurs in a different period.
Cash is provided by (used in) investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the six months ended June 30, 2016 consisted primarily of development projects and tenant improvements partially offset by the proceeds from the sale of real estate. Cash provided by investing activities for the six months ended June 30, 2015 consisted primarily of the proceeds from the sales of real estate partially offset by funding of our development projects, as detailed below:

	Six months ended June 30,
	2016	2015
	(in thousands)
Acquisition of real estate (1)	$(78,000)	$—
Construction in progress (2)	(242,944)	(154,430)
Building and other capital improvements	(48,306)	(48,133)
Tenant improvements	(116,935)	(51,444)
Proceeds from sales of real estate (3)	104,816	194,821
Proceeds from sales of real estate placed in escrow (3)	(104,696)	(200,612)
Proceeds from sales of real estate released from escrow (3)	104,696	441,903
Cash placed in escrow for land sale contracts	—	(7,111)
Cash released from escrow for land sale contracts	781	758
Cash released from escrow for investing activities (4)	6,694	—
Deposits on real estate (5)	(25,000)	(5,000)
Capital contributions to unconsolidated joint ventures (6)	(26,040)	(14,989)
Capital distributions from unconsolidated joint ventures (7)	—	24,527
Investments in securities, net	(658)	(1,125)
Net cash provided by (used in) investing activities	$(425,592)	$179,165
___________

(1)
On April 22, 2016, we acquired 3625-3635 Peterson Way located in Santa Clara, California for a purchase price of approximately $78.0 million in cash (See Note 3 to the Consolidated Financial Statements).

(2)
Construction in progress for the six months ended June 30, 2016 includes ongoing expenditures associated with 601 Massachusetts Avenue, 804 Carnegie Center and 10 CityPoint, which were fully placed in-service during the six months ended June 30, 2016. In addition, we incurred costs associated with our continued development of Salesforce Tower, 888 Boylston Street, the Prudential Center retail expansion and Cambridge and Reston Signature Site residential projects.

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

(3)
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

(4)
Cash released from escrow for investing activities for the six months ended June 30, 2016 was related to the release of an escrow account related to the repayment of the secured debt collateralized by our Fountain Square property located in Reston, Virginia (See Note 5 to the Consolidated Financial Statements).

(5)
Deposits on real estate for the six months ended June 30, 2016 was related to a deposit we made prior to our closing on the acquisition of a 49.8% interest in an existing joint venture that owns and operates Colorado Center located in Santa Monica, California (See Note 14 to the Consolidated Financial Statements).

(6)
Capital contributions to unconsolidated joint ventures for the six months ended June 30, 2016 were primarily due to cash contributions of approximately $9.4 million, $9.7 million and $7.0 million to our Hub on Causeway, 1265 Main Street and Dock72 joint ventures, respectively.

Capital contributions to unconsolidated joint ventures for the six months ended June 30, 2015 were primarily due to cash contributions of approximately $2.3 million, $2.2 million and $9.1 million to our Hub on Causeway, 1265 Main Street and Dock72 joint ventures, respectively.

(7)
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

Cash provided by financing activities for the six months ended June 30, 2016 totaled approximately $0.3 billion. This consisted primarily of the issuance by BPLP of $1.0 billion in aggregate principal amount of its 3.650% senior unsecured notes due 2026, partially offset by the repayment of the secured debt collateralized by our Fountain Square property and the payments of regular and special dividends and distributions to our shareholders and unitholders. Future debt payments are discussed below under the heading “Capitalization—Debt Financing.”
Capitalization
At June 30, 2016, our total consolidated debt was approximately $9.8 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 4.32% (with a coupon/stated rate of 4.77%) and the weighted-average maturity was approximately 4.4 years.
The following table presents BXP’s Consolidated Market Capitalization and BXP’s Share of Combined Market Capitalization, as well as the corresponding ratios of BXP’s Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Combined Debt to BXP’s Share of Combined Market Capitalization (dollars in thousands):

	June 30, 2016
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	153,674,930	153,674,930	$20,269,723	(2)
Common Operating Partnership Units	18,097,234	18,097,234	2,387,025	(3)
5.25% Series B Cumulative Redeemable Preferred Stock	80,000	—	200,000	(4)
Total Equity		171,772,164	$22,856,748
Consolidated Debt			9,754,084
Consolidated Market Capitalization			$32,610,832

Total Equity			$22,856,748
BXP’s Share of Combined Debt			9,128,516
BXP's Share of Combined Market Capitalization			$31,985,264
Consolidated Debt/Consolidated Market Capitalization			29.91%
BXP's Share of Combined Debt/BXP’s Share of Combined Market Capitalization			28.54%
_______________

(1)
Values based on the closing price per share of BXP’s Common Stock on June 30, 2016 of $131.90, except for the Series B Cumulative Redeemable Preferred Stock which have been valued at the liquidation preference of $2,500.00 per share (see Note 4 below).

(2)	As of June 30, 2016, includes 59,777 shares of restricted stock.

(3)	Includes 912,605 long-term incentive plan units (including 166,629 2012 OPP Units and 94,933 2013 MYLTIP Units), but excludes an aggregate of 1,314,993 MYLTIP Units granted between 2014 and 2016.

(4)
On or after March 27, 2018, BXP, at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into or exchangeable for any other security of BXP or any of its affiliates.

BXP’s Share of Combined Debt to BXP’s Share of Combined Market Capitalization Ratio, defined as BXP’s Share of Combined Debt (which equals our consolidated debt, plus our share of unconsolidated joint venture debt, minus our joint venture partners’ share of consolidated debt) as a percentage of the market value of BXP’s outstanding equity securities plus BXP’s Share of Combined Debt, is an alternative measure of leverage used by some analysts in the REIT sector. For a tabular reconciliation refer to “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We present this ratio because, following the consolidation of 767 Venture, LLC (the entity that owns 767 Fifth Avenue (The General Motors Building)) effective June 1, 2013, our consolidated debt increased significantly compared to prior periods even though our economic interest in 767 Venture, LLC remained substantially unchanged at 60%. Similarly, after selling an interest in 601 Lexington Avenue, our economic interest in the property decreased to 55% even though we continue to consolidate the related mortgage indebtedness. Accordingly, we believe the presentation of BXP’s Share of Combined Debt may provide investors with a more complete picture of our share of consolidated and unconsolidated debt. In addition, in light of the difference between our consolidated debt and BXP’s Share of Combined Debt, we believe that also presenting BXP’s Share of Combined Debt to BXP’s Share of Combined Market Capitalization may provide investors with a more complete picture of our leverage in relation to the overall size of our company. Investors should understand that BXP’s Share of Combined Debt to BXP’s Share of Combined Market Capitalization ratio is in part a function of the market price of the common stock of BXP and as such will fluctuate with changes in such price and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. BXP’s Share of Combined Debt to BXP’s Share of Combined Market Capitalization Ratio should be evaluated along with the ratio of indebtedness to other measures of asset value used by financial analysts and other financial ratios, as well as the various components of our outstanding indebtedness.
The calculation of Consolidated Market Capitalization and BXP’s Share of Combined Market Capitalization do not include 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. These percentages will fluctuate with changes in the market value of our common stock and do not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the Consolidated Debt to Consolidated Market Capitalization ratio and BXP’s Share of Combined Debt to BXP’s Share of Combined Market Capitalization ratio may provide investors with alternate indications of leverage, so long as they are evaluated along with other financial ratios and the various components of our outstanding indebtedness.
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
Debt Financing
As of June 30, 2016, we had approximately $9.8 billion of outstanding consolidated indebtedness, representing approximately 29.91% of BXP’s Consolidated Market Capitalization as calculated above consisting of approximately (1) $6.3 billion in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 4.32% per annum and maturities in 2018 through 2026; (2) $3.2 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 4.22% per annum and weighted-average term of 2.1 years and (3) $0.3 billion of mezzanine notes payable associated with 767 Fifth Avenue (the General Motors Building) in New York City having a GAAP interest rate of 5.53% per annum and maturing in 2017. The table below summarizes our mortgage and mezzanine notes payable, BPLP’s unsecured senior notes and BPLP’s Unsecured Line of Credit at June 30, 2016 and June 30, 2015:

	June 30,
	2016	2015
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$3,189,013	$4,264,920
Unsecured senior notes, net	6,257,274	5,261,810
Unsecured line of credit	—	—
Mezzanine notes payable	307,797	309,148
Consolidated Debt	9,754,084	9,835,878
Add:
Our share of unconsolidated joint venture debt, net (1)	350,831	351,154
Combined Debt	10,104,915	10,187,032
Deduct:
Partners’ share of consolidated mortgage notes payable, net (2)	(853,280)	(1,043,067)
Partners’ share of consolidated mezzanine notes payable (2)	(123,119)	(123,659)
BXP’s Share of Combined Debt	$9,128,516	$9,020,306

	June 30,
	2016	2015
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	100.00%	100.00%
Variable rate	—%	—%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	4.32%	4.41%
Variable rate	—%	—%
Total	4.32%	4.41%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	4.77%	4.98%
Variable rate	—%	—%
Total	4.77%	4.98%
_______________

(1)	See page 75 for additional information.

(2)	See page 74 for additional information.
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
As of June 30, 2016 and August 2, 2016, we had no borrowings and outstanding letters of credit totaling approximately $16.1 million and $16.5 million, respectively, outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $983.9 million and $983.5 million, respectively.
Unsecured Senior Notes, Net
On January 20, 2016, BPLP completed a public offering of $1.0 billion in aggregate principal amount of its 3.650% senior unsecured notes due 2026. The notes were priced at 99.708% of the principal amount to yield an effective rate (including financing fees) of 3.766% to maturity. The notes will mature on February 1, 2026, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $988.9 million after deducting underwriting discounts and transaction expenses (See Note 6 to the Consolidated Financial Statements).
Derivative Instruments and Hedging Activities
As of June 30, 2016, BPLP has entered into seventeen forward-starting interest rate swap contracts that fix the 10-year swap rate at a weighted-average rate of approximately 2.423% per annum on notional amounts aggregating $550.0 million. BPLP entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce our exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing with a target commencement date in September 2016.
In addition, as of June 30, 2016, 767 Fifth Partners LLC, which is the consolidated entity (in which we have a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City), has entered into sixteen forward-starting interest rate swap contracts, that fix the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450.0 million. Our 767 Fifth Partners LLC consolidated entity entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing with a target commencement date in June 2017 (See Note 7 to the Consolidated Financial Statements).

Mortgage Notes Payable, Net
The following represents the outstanding principal balances due under the mortgage notes payable at June 30, 2016:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Deferred Financing Costs, Net (2)	Carrying Amount	Carrying Amount (partners’ share)		Maturity Date
	(dollars in thousands)
Wholly-owned
599 Lexington Avenue	5.57%	5.41%	$750,000	$—	$(339)	$749,661	N/A	(3)(4)	March 1, 2017
Embarcadero Center Four	6.10%	7.02%	345,854	—	(65)	345,789	N/A	(5)	December 1, 2016
New Dominion Tech Park, Bldg. One	7.69%	7.84%	37,182	—	(379)	36,803	N/A		January 15, 2021
University Place	6.94%	6.99%	9,997	—	(65)	9,932	N/A		August 1, 2021
			1,143,033	—	(848)	1,142,185	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	5.95%	2.44%	1,300,000	56,042	(202)	1,355,840	542,336	(3)(6)(7)	October 7, 2017
601 Lexington Avenue	4.75%	4.79%	692,912	—	(1,924)	690,988	310,944	(8)	April 10, 2022
			1,992,912	56,042	(2,126)	2,046,828	853,280
Total			$3,135,945	$56,042	$(2,974)	$3,189,013	$853,280
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

(7)
In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of June 30, 2016, the maximum funding obligation under the guarantee was approximately $32.5 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.

(8)	This property is owned by a consolidated entity in which we have a 55% interest.
Mezzanine Notes Payable
The following represents the outstanding principal balances due under the mezzanine notes payable at June 30, 2016:

Debt is Associated With	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount	Carrying Amount (partners’ share)		Maturity Date
	(dollars in thousands)
767 Fifth Avenue (the General Motors Building)	6.02%	5.53%	$306,000	$1,797	$307,797	$123,119	(2)(3)	October 7, 2017
_______________

(1)
GAAP interest rate differs from the stated interest rate due to adjustments required to reflect loans at their fair values upon acquisition or consolidation. The adjustment to reflect the loan at its fair value upon consolidation is noted above.

(2)	This property is owned by a consolidated joint venture in which we have a 60% interest.

(3)	The mezzanine note requires interest only payments with a balloon payment due at maturity.

Outside Members’ Notes Payable
In conjunction with the consolidation of 767 Fifth Avenue (the General Motors Building), we recorded loans payable to the joint venture’s partners totaling $450.0 million and related accrued interest payable totaling approximately $175.8 million. The partner loans bear interest at a fixed rate of 11.0% per annum and mature on June 9, 2017. We have eliminated in consolidation our partner loan totaling $270.0 million and our share of the related accrued interest payable of approximately $204.2 million at June 30, 2016. The remaining notes payable to the outside joint venture partners and related accrued interest payable totaling $180.0 million and approximately $136.1 million as of June 30, 2016 have been reflected as Outside Members’ Notes Payable and within Accrued Interest Payable, respectively, and are being allocated to our partners in noncontrolling interest in our Consolidated Balance Sheets. The related interest expense from the Outside Members’ Notes Payable totaling approximately $8.5 million and $16.7 million for the three and six months ended June 30, 2016, respectively, is fully allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.
Off-Balance Sheet Arrangements—Joint Venture Indebtedness
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 25% to 60%. Six of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At June 30, 2016, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $828.0 million (of which our proportionate share is approximately $350.8 million). The table below summarizes the outstanding debt of these joint venture properties at June 30, 2016. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net (2)	Carrying Amount	Carrying Amount (Our Share)		Maturity Date
	(dollars in thousands)
540 Madison Avenue	60%	1.94%	2.11%	$120,000	$(391)	$119,609	$71,766	(3)(4)	June 5, 2018
Metropolitan Square	51%	5.75%	5.81%	167,623	(386)	167,237	85,288		May 5, 2020
Market Square North	50%	4.85%	4.91%	124,528	(357)	124,171	62,084		October 1, 2020
Annapolis Junction Building One	50%	2.19%	2.37%	39,875	(161)	39,714	19,853	(5)	March 31, 2018
Annapolis Junction Building Six	50%	2.70%	2.84%	13,089	—	13,089	6,545	(3)(6)	November 17, 2016
Annapolis Junction Building Seven	50%	2.09%	2.57%	21,595	(32)	21,563	10,782	(3)(7)	April 4, 2017
Annapolis Junction Building Eight	50%	1.94%	2.39%	14,647	(117)	14,530	7,265	(3)(8)	June 23, 2017
500 North Capitol Street	30%	4.15%	4.19%	105,000	(409)	104,591	31,377	(3)	June 6, 2023
901 New York Avenue	25%	3.61%	3.68%	225,000	(1,517)	223,483	55,871		January 5, 2025
Total				$831,357	$(3,370)	$827,987	$350,831
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges.

(2)	On January 1, 2016, we adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) (See Note 2 to the Consolidated Financial Statements).

(3)	The loan requires interest only payments with a balloon payment due at maturity.

(4)	The mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum.

(5)
On April 11, 2016, a joint venture in which we have a 50% interest received a Notice of Event of Default from the lender for the loan collateralized by this property. The Event of Default relates to the loan to value ratio not being in compliance with the loan agreement. The joint venture is currently in discussions with the lender regarding the Event of Default, although there can be no assurance as to the outcome of those discussions (See Note 4 to the Consolidated Financial Statements). The loan bears interest at a variable rate equal to LIBOR plus 1.75% per annum and has a stated maturity date of March 31, 2018 with one, three-year extension option, subject to certain conditions.

(6)	The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum.

(7)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matured on April 4, 2017 with one, one-year extension option, subject to certain conditions.

(8)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum and matures on June 23, 2017 with two, one-year extension options, subject to certain conditions.
State and Local Tax Matters
Because BXP is organized and qualifies as a REIT, it is generally not subject to federal income taxes, but subject to certain state and local taxes. In the normal course of business, BXP and certain entities through which we own real estate either have undergone, or are currently undergoing, tax audits or other inquiries. Although we believe that we have substantial arguments in favor of our positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.
Insurance
We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. For additional information concerning our insurance program, see Note 8 to the Consolidated Financial Statements.
Funds from Operations
Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or “FFO,” for each of BXP and BPLP by adjusting net income (loss) attributable to Boston Properties, Inc. common shareholders and net income (loss) attributable to Boston Properties Limited Partnership common unitholders, respectively, (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, impairment losses on depreciable real estate consolidated on our balance sheet, impairment losses on our investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures, real estate-related depreciation and amortization, and our share of income (loss) from unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure, but we believe the presentation of FFO, combined with the presentation of required GAAP financial measures, has improved the understanding of operating results of REITs among the investing public and has helped make comparisons of REIT operating results more meaningful. Management generally considers FFO to be useful measures for understanding and comparing our operating results because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company's real estate across reporting periods and to the operating performance of other companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.
FFO should not be considered as a substitute for net income attributable to Boston Properties, Inc. common shareholders or net income attributable to Boston Properties Limited Partnership common unitholders (determined in accordance with GAAP). FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to more comprehensively understand our operating performance, FFO should be considered along with our reported net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership and our cash flows in accordance with GAAP, as presented in our consolidated financial statements.

Boston Properties, Inc.
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO attributable to Boston Properties, Inc. common shareholders for the three months ended June 30, 2016 and 2015:

	Three months ended June 30,
	2016	2015
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$96,597	$79,460
Add:
Preferred dividends	2,589	2,618
Noncontrolling interest—common units of the Operating Partnership	11,357	9,394
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	3
Noncontrolling interests in property partnerships	6,814	9,264
Income from continuing operations	117,357	100,739
Add:
Real estate depreciation and amortization (1)	157,431	171,384
Less:
Noncontrolling interests in property partnerships’ share of funds from operations	26,183	36,699
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	3
Preferred dividends	2,589	2,618
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including Boston Properties, Inc.)	246,016	232,803
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	25,421	24,072
FFO attributable to Boston Properties, Inc. common shareholders	$220,595	$208,731
Boston Properties, Inc.’s percentage share of Funds from Operations—basic	89.67%	89.66%
Weighted-average shares outstanding—basic	153,662	153,450
 _______________

(1)
Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $153,175 and $167,844, our share of unconsolidated joint venture real estate depreciation and amortization of $4,618 and $3,886, less corporate related depreciation and amortization of $362 and $346 for the three months ended June 30, 2016 and 2015, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)
Basic FFO	$246,016	171,370	$232,803	171,146
Effect of Dilutive Securities
Stock Based Compensation	—	198	—	365
Diluted FFO	246,016	171,568	232,803	171,511
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	25,391	17,708	24,021	17,696
Boston Properties, Inc.’s share of Diluted FFO (1)	$220,625	153,860	$208,782	153,815
 _______________

(1)	BXP’s share of diluted FFO was 89.68% and 89.68% for the three months ended June 30, 2016 and 2015, respectively.

Boston Properties Limited Partnership
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO attributable to Boston Properties Limited Partnership common unitholders for the three months ended June 30, 2016 and 2015:

	Three months ended June 30,
	2016	2015
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$109,938	$90,852
Add:
Preferred distributions	2,589	2,618
Noncontrolling interest—redeemable preferred units	—	3
Noncontrolling interests in property partnerships	6,814	9,264
Income from continuing operations	119,341	102,737
Add:
Real estate depreciation and amortization (1)	155,447	169,386
Less:
Noncontrolling interests in property partnerships’ share of funds from operations	26,183	36,699
Noncontrolling interest—redeemable preferred units	—	3
Preferred distributions	2,589	2,618
Funds from Operations (FFO) attributable to Boston Properties Limited Partnership common unitholders (2)	$246,016	$232,803
Weighted-average units outstanding—basic	171,370	171,146
_______________

(1)
Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $151,191 and $165,846, our share of unconsolidated joint venture real estate depreciation and amortization of $4,618 and $3,886, less corporate related depreciation and amortization of $362 and $346 for the three months ended June 30, 2016 and 2015, respectively.

(2)	Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 MYLTIP Units).
Reconciliation to Diluted Funds from Operations:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
	(in thousands)
Basic FFO	$246,016	171,370	$232,803	171,146
Effect of Dilutive Securities
Stock Based Compensation	—	198	—	365
Diluted FFO	$246,016	171,568	$232,803	171,511

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
During the second quarter of 2016, we paid approximately $82.0 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $89.0 million of new tenant-related obligations associated with approximately 922,000 square feet of second generation leases, or approximately $97 per square foot. In addition, we signed leases for approximately 4,000 square feet of first generation space. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during the second quarter of 2016, we signed leases for approximately 926,000 square feet of space and incurred aggregate tenant-related obligations of approximately $89.7 million, or approximately $97 per square foot.
ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
As of June 30, 2016, approximately $9.8 billion of our consolidated borrowings bore interest at fixed rates and none of our consolidated borrowings bore interest at variable rates. The fair value of these instruments is affected by changes in market interest rates. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 4 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2016	2017	2018	2019	2020	2021+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$375,979	$2,100,793	$18,202	$19,239	$20,335	$654,465	$3,189,013	$3,243,958
Average Interest Rate	6.98%	3.51%	5.52%	5.53%	5.55%	4.91%	4.22%
Variable Rate	—	—	—	—	—	—	—	—
	Mezzanine debt
Fixed Rate	$704	$307,093	$—	$—	$—	$—	$307,797	$309,837
Average Interest Rate	—	5.53%	—	—	—	—	5.53%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$(3,659)	$(7,379)	$842,755	$693,948	$694,469	$4,037,140	$6,257,274	$6,819,623
Average Interest Rate	—	—	3.85%	5.97%	5.71%	3.89%	4.32%
Variable Rate	—	—	—	—	—	—	—	—
Total Debt	$373,024	$2,400,507	$860,957	$713,187	$714,804	$4,691,605	$9,754,084	$10,373,418

At June 30, 2016, the weighted-average coupon/stated rates on all of our outstanding consolidated debt, all of which had a fixed rate, was 4.77% per annum. At June 30, 2016, we had no outstanding consolidated variable rate debt.
The fair value amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.
As of June 30, 2016, BPLP has entered into seventeen forward-starting interest rate swap contracts that fix the 10-year swap rate at a weighted-average rate of approximately 2.423% per annum on notional amounts aggregating $550.0 million. BPLP entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce our exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing with a target commencement date in September 2016.
In addition, as of June 30, 2016, 767 Fifth Partners LLC, which is the consolidated entity (in which we have a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City), has entered into sixteen forward-starting interest rate swap contracts, that fix the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450.0 million. Our 767 Fifth Partners LLC consolidated entity entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing with a target commencement date in June 2017 (See Note 7 to the Consolidated Financial Statements).
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
(b) Changes in Internal Control Over Financial Reporting. No change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of our fiscal year ending December 31, 2016 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
Boston Properties Limited Partnership
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the management of Boston Properties, Inc., the sole general partner of Boston Properties Limited Partnership, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Boston Properties, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of our fiscal year ending December 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds
Boston Properties, Inc.

(a)
During the three months ended June 30, 2016, Boston Properties, Inc. issued an aggregate of 65,370 shares of common stock in exchange for 65,370 common units of limited partnership held by certain limited partners of Boston Properties Limited Partnership. Of these shares, 35,000 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the shares of common stock.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	89	(1)	$0.01	N/A	N/A
May 1, 2016 - May 31, 2016	370	(1)	$0.01	N/A	N/A
June 1, 2016 - June 30, 2016	—		—	N/A	N/A
Total	459		$0.01	N/A	N/A
_________________

(1)
Represents shares of restricted common stock of Boston Properties, Inc. repurchased in connection with the termination of certain employees’ employment with Boston Properties, Inc. Under the terms of the applicable restricted stock award agreements, such shares were repurchased by Boston Properties, Inc. at a price of $0.01 per share, which was the amount originally paid by such employees for such shares.

Boston Properties Limited Partnership

(a)
Each time Boston Properties, Inc. issues shares of stock (other than in exchange for common units of limited partnership of Boston Properties Limited Partnership when such common units are presented for redemption), it contributes the proceeds of such issuance to Boston Properties Limited Partnership in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended June 30, 2016, in connection with issuances of common stock by Boston Properties, Inc. pursuant to the settlement of deferred stock awards and issuances to non-employee directors of Boston Properties, Inc. of restricted common stock under the 2012 Plan, Boston Properties Limited Partnership issued an aggregate of approximately 5,053 common units to Boston Properties, Inc. in exchange for approximately $35.46, the aggregate proceeds of such common stock issuances to Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(a)	Not applicable.

(b)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	89	(1)	$0.01	N/A	N/A
May 1, 2016 - May 31, 2016	4,453	(2)	0.23	N/A	N/A
June 1, 2016 - June 30, 2016	2,341	(3)	0.25	N/A	N/A
Total	6,883		$0.23	N/A	N/A
____________________

(1)
Represents common units of limited partnership interest of Boston Properties Limited Partnership previously held by Boston Properties, Inc. that were redeemed in connection with the repurchase of shares of restricted common stock of Boston Properties, Inc. in connection with the termination of a certain employee’s employment with Boston Properties, Inc. Under the terms of the applicable restricted stock award agreement, such shares were repurchased by Boston Properties, Inc. at a price of $0.01 per share, which was the amount originally paid by such employee for such shares.

(2)
Includes 1,052 LTIP units, 282 2012 OPP units, 173 2013 MYLTIP units, 762 2014 MYLTIP units, 718 2015 MYLTIP units and 1,096 2016 MYLTIP units that were repurchased in connection with the termination of an employee’s employment with us. Under the terms of the applicable LTIP unit vesting agreements and OPP and MYLTIP award agreements, these units were repurchased by Boston Properties Limited Partnership at a price of $0.25 per unit, which was the amount originally paid by such employee for such units. Also includes 370 common units of limited partnership interest of Boston Properties Limited Partnership previously held by Boston Properties, Inc. that were redeemed in connection with the repurchase of shares of restricted common stock of Boston Properties, Inc. in connection with the termination of an employee’s employment with us. Under the terms of the applicable restricted stock award agreement, such shares were repurchased by us at a price of $0.01 per share, which was the amount originally paid by such employee for such shares.

(3)
Includes 1,505 LTIP units, 282 2012 OPP units, 173 2013 MYLTIP units and 381 2014 MYLTIP units that were repurchased in connection with the termination of an employee’s employment with Boston Properties, Inc. Under the terms of the applicable LTIP unit vesting agreements and OPP and MYLTIP award agreements, such units were repurchased by Boston Properties Limited Partnership at a price of $0.25 per unit, which was the amount originally paid by such employee for such units.

ITEM 3—Defaults Upon Senior Securities.
None.
ITEM 4—Mine Safety Disclosures.
None.
ITEM 5—Other Information.

(a)	None.

(b)	None.

ITEM 6—Exhibits.

(a)	Exhibits

3.1	—	Third Amended and Restated By-laws of Boston Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on May 19, 2016).

12.1	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Dividends for Boston Properties, Inc.

12.2	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distributions for Boston Properties Limited Partnership.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties, Inc.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties, Inc.

31.3	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties Limited Partnership.

31.4	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties Limited Partnership.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties, Inc.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties, Inc.

32.3	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties Limited Partnership.

32.4	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties Limited Partnership.

101	—
The following materials from Boston Properties, Inc.’s and Boston Properties Limited Partnership’s Quarterly Reports on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Partners’ Capital (vi) the Consolidated Statements of Cash Flows, and (vii) related notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

August 4, 2016	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

August 4, 2016	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)