Form 10-Q
period 2016-09-30
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2016-11-07
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016

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
Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☒         Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Boston Properties, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Boston Properties, Inc.	Common Stock, par value $0.01 per share	153,773,460
(Registrant)	(Class)	(Outstanding on November 2, 2016)

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2016 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management.
As of September 30, 2016, BXP owned an approximate 89.5% ownership interest in BPLP. The remaining approximate 10.5% interest is owned by limited partners. The other limited partners of BPLP are (1) persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP or (2) recipients of long term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
The Company believes that combining the quarterly reports on Form 10-Q of BXP and BPLP into this single report provides the following benefits:

•	enhances investors’ understanding of BXP and BPLP by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	eliminates duplicative disclosure and provides a more concise and readable presentation because a substantial portion of the disclosure applies to both BXP and BPLP; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.
The Company believes it is important to understand the few differences between BXP and BPLP in the context of how BXP and BPLP operate as a consolidated company. The financial results of BPLP are consolidated into the financial statements of BXP. BXP does not have any other significant assets, liabilities or operations, other than its investment in BPLP, nor does it have employees of its own. BPLP, not BXP, generally executes all significant business relationships other than transactions involving the securities of BXP. BPLP holds substantially all of the assets of BXP, including ownership interests in joint ventures. BPLP conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by BXP, which are contributed to the capital of BPLP in exchange for common or preferred units of partnership in BPLP, as applicable, BPLP generates all remaining capital required by the Company’s business. These sources include working capital, net cash provided by operating activities, borrowings under its revolving credit facility, the issuance of secured and unsecured debt and equity securities and proceeds received from the disposition of certain properties and joint ventures.
Shareholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of BXP and BPLP. The limited partners of BPLP are accounted for as partners’ capital in BPLP’s financial statements and as noncontrolling interests in BXP’s financial statements. The noncontrolling interests in BPLP’s financial statements include the interests of unaffiliated partners in various consolidated partnerships. The noncontrolling interests in BXP’s financial statements include the same noncontrolling interests at BPLP’s level and limited partners of BPLP. The differences between shareholders’ equity and partners’ capital result from differences in the equity issued at BXP and BPLP levels.

In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets at BXP. This resulted in a difference between the net real estate of BXP as compared to BPLP of approximately $330.0 million, or 2.1% at September 30, 2016 and a corresponding difference in depreciation expense and gains on sales of real estate upon the sale of certain properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any future redemptions to be accounted for solely as an equity transaction.
To help investors better understand the key differences between BXP and BPLP, certain information for BXP and BPLP in this report has been separated, as set forth below:

•	Item 1. Financial Statements (unaudited), which includes the following specific disclosures for BXP and BPLP:
•Note 3. Real Estate;
•Note 9. Noncontrolling Interests;
•Note 10. Stockholders’ Equity / Partners’ Capital; and
•Note 11. Earnings Per Share / Common Unit;

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable; and

•	Item 2. Liquidity and Capital Resources includes separate reconciliations of amounts to each entity’s financial statements, where applicable.
This report also includes separate Part I - Item 4. Controls and Procedures and Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds sections for each of BXP and BPLP, as well as separate Exhibits 31 and 32 certifications for each of BXP and BPLP.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended September 30, 2016

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited )

	September 30, 2016	December 31, 2015
	(in thousands, except for share and par value amounts)
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,618,753 at September 30, 2016)	$19,902,756	$19,481,535
Less: accumulated depreciation (amounts related to VIEs of ($713,454) at September 30, 2016)	(4,113,553)	(3,925,894)
Total real estate	15,789,203	15,555,641
Cash and cash equivalents (amounts related to VIEs of $244,026 at September 30, 2016)	419,323	723,718
Cash held in escrows (amounts related to VIEs of $4,988 at September 30, 2016)	63,980	73,790
Investments in securities	23,022	20,380
Tenant and other receivables (amounts related to VIEs of $19,242 at September 30, 2016)	76,258	97,865
Accrued rental income (amounts related to VIEs of $221,031 at September 30, 2016)	785,569	754,883
Deferred charges, net (amounts related to VIEs of $304,358 at September 30, 2016)	680,192	704,867
Prepaid expenses and other assets (amounts related to VIEs of $76,094 at September 30, 2016)	176,693	185,118
Investments in unconsolidated joint ventures	775,659	235,224
Total assets	$18,789,899	$18,351,486
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,032,714 at September 30, 2016)	$2,077,707	$3,435,242
Unsecured senior notes, net	7,243,767	5,264,819
Unsecured line of credit	—	—
Mezzanine notes payable (amounts related to VIEs of $307,448 at September 30, 2016)	307,448	308,482
Outside members’ notes payable (amounts related to VIEs of $180,000 at September 30, 2016)	180,000	180,000
Accounts payable and accrued expenses (amounts related to VIEs of $127,846 at September 30, 2016)	312,979	274,709
Dividends and distributions payable	113,038	327,320
Accrued interest payable (amounts related to VIEs of $153,012 at September 30, 2016)	234,628	190,386
Other liabilities (amounts related to VIEs of $195,245 at September 30, 2016)	461,079	483,601
Total liabilities	10,930,646	10,464,559
Commitments and contingencies	—	—
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $0.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at September 30, 2016 and December 31, 2015	200,000	200,000
Common stock, $0.01 par value, 250,000,000 shares authorized, 153,851,912 and 153,658,866 issued and 153,773,012 and 153,579,966 outstanding at September 30, 2016 and December 31, 2015, respectively	1,538	1,536
Additional paid-in capital	6,326,580	6,305,687
Dividends in excess of earnings	(725,522)	(780,952)
Treasury common stock at cost, 78,900 shares at September 30, 2016 and December 31, 2015	(2,722)	(2,722)
Accumulated other comprehensive loss	(73,943)	(14,114)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,725,931	5,709,435
Noncontrolling interests:
Common units of the Operating Partnership	608,280	603,092
Property partnerships	1,525,042	1,574,400
Total equity	7,859,253	7,886,927
Total liabilities and equity	$18,789,899	$18,351,486

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands, except for per share amounts)
Revenue
Rental
Base rent	$489,312	$494,300	$1,518,826	$1,471,591
Recoveries from tenants	92,560	91,544	267,852	266,932
Parking and other	24,638	25,509	75,576	76,849
Total rental revenue	606,510	611,353	1,862,254	1,815,372
Hotel revenue	12,354	12,619	33,919	35,107
Development and management services	6,364	5,912	18,586	16,102
Total revenue	625,228	629,884	1,914,759	1,866,581
Expenses
Operating
Rental	228,560	219,796	665,670	655,610
Hotel	8,118	8,125	23,730	24,196
General and administrative	25,165	20,944	79,936	72,019
Transaction costs	249	254	1,187	789
Impairment loss	1,783	—	1,783	—
Depreciation and amortization	203,748	153,015	516,371	475,082
Total expenses	467,623	402,134	1,288,677	1,227,696
Operating income	157,605	227,750	626,082	638,885
Other income (expense)
Income from unconsolidated joint ventures	1,464	2,647	5,489	20,559
Interest and other income	3,628	3,637	6,657	6,337
Gains (losses) from investments in securities	976	(1,515)	1,713	(1,146)
Interest expense	(104,641)	(108,727)	(314,953)	(326,018)
Losses from early extinguishments of debt	(371)	—	(371)	—
Losses from interest rate contracts	(140)	—	(140)	—
Income before gains on sales of real estate	58,521	123,792	324,477	338,617
Gains on sales of real estate	12,983	199,479	80,606	294,563
Net income	71,504	323,271	405,083	633,180
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	17,225	(115,240)	(53)	(139,712)
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	—	—	(6)
Noncontrolling interest—common units of the Operating Partnership	(9,387)	(21,302)	(42,120)	(50,906)
Net income attributable to Boston Properties, Inc.	79,342	186,729	362,910	442,556
Preferred dividends	(2,589)	(2,647)	(7,796)	(7,854)
Net income attributable to Boston Properties, Inc. common shareholders	$76,753	$184,082	$355,114	$434,702
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.50	$1.20	$2.31	$2.83
Weighted average number of common shares outstanding	153,754	153,595	153,681	153,426
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.50	$1.20	$2.31	$2.82
Weighted average number of common and common equivalent shares outstanding	154,136	153,786	153,971	153,825

Dividends per common share	$0.65	$0.65	$1.95	$1.95

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$71,504	$323,271	$405,083	$633,180
Other comprehensive income (loss):
Effective portion of interest rate contracts	5,712	(30,156)	(85,285)	(18,050)
Amortization of interest rate contracts (1)	1,190	627	2,445	1,882
Other comprehensive income (loss)	6,902	(29,529)	(82,840)	(16,168)
Comprehensive income	78,406	293,742	322,243	617,012
Net income attributable to noncontrolling interests	7,838	(136,542)	(42,173)	(190,624)
Other comprehensive income (loss) attributable to noncontrolling interests	(1,097)	7,056	23,011	4,847
Comprehensive income attributable to Boston Properties, Inc.	$85,147	$164,256	$303,081	$431,235
_______________
(1) Amounts reclassified from comprehensive income primarily to interest expense within the Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Equity, December 31, 2015	153,580	$1,536	$200,000	$6,305,687	$(780,952)	$(2,722)	$(14,114)	$2,177,492	$7,886,927
Redemption of operating partnership units to common stock	173	2	—	5,879	—	—	—	(5,881)	—
Allocated net income for the year	—	—	—	—	362,910	—	—	42,173	405,083
Dividends/distributions declared	—	—	—	—	(307,480)	—	—	(35,500)	(342,980)
Shares issued pursuant to stock purchase plan	6	—	—	730	—	—	—	—	730
Net activity from stock option and incentive plan	14	—	—	2,870	—	—	—	21,420	24,290
Sale of interests in property partnerships	—	—	—	1,320	—	—	—	(1,320)	—
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	6,737	6,737
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(38,694)	(38,694)
Effective portion of interest rate contracts	—	—	—	—	—	—	(62,022)	(23,263)	(85,285)
Amortization of interest rate contracts	—	—	—	—	—	—	2,193	252	2,445
Reallocation of noncontrolling interest	—	—	—	10,094	—	—	—	(10,094)	—
Equity, September 30, 2016	153,773	$1,538	$200,000	$6,326,580	$(725,522)	$(2,722)	$(73,943)	$2,133,322	$7,859,253

Equity, December 31, 2014	153,114	$1,531	$200,000	$6,270,257	$(762,464)	$(2,722)	$(9,304)	$2,205,638	$7,902,936
Redemption of operating partnership units to common stock	419	5	—	14,152	—	—	—	(14,157)	—
Allocated net income for the year	—	—	—	—	442,556	—	—	185,497	628,053
Dividends/distributions declared	—	—	—	—	(307,146)	—	—	(35,307)	(342,453)
Shares issued pursuant to stock purchase plan	6	—	—	780	—	—	—	—	780
Net activity from stock option and incentive plan	36	—	—	4,600	—	—	—	29,307	33,907
Acquisition of redeemable noncontrolling interest in property partnership	—	—	—	(1,586)	—	—	—	—	(1,586)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	1,758	1,758
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(144,468)	(144,468)
Effective portion of interest rate contracts	—	—	—	—	—	—	(13,008)	(5,042)	(18,050)
Amortization of interest rate contracts	—	—	—	—	—	—	1,687	195	1,882
Reallocation of noncontrolling interest	—	—	—	12,577	—	—	—	(12,577)	—
Equity, September 30, 2015	153,575	$1,536	$200,000	$6,300,780	$(627,054)	$(2,722)	$(20,625)	$2,210,844	$8,062,759

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$405,083	$633,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	516,371	475,082
Impairment loss	1,783	—
Non-cash compensation expense	25,290	22,825
Income from unconsolidated joint ventures	(5,489)	(20,559)
Distributions of net cash flow from operations of unconsolidated joint ventures	11,645	6,484
Losses (gains) from investments in securities	(1,713)	1,146
Losses from early extinguishments of debt	371	—
Non-cash portion of interest expense	(27,386)	(32,818)
Gains on sales of real estate	(80,606)	(294,563)
Change in assets and liabilities:
Cash held in escrows	1,675	(32,750)
Tenant and other receivables, net	22,135	(19,851)
Accrued rental income, net	(14,618)	(55,941)
Prepaid expenses and other assets	4,883	20,988
Accounts payable and accrued expenses	16,852	(2,937)
Accrued interest payable	44,242	37,384
Other liabilities	(114,321)	(73,370)
Tenant leasing costs	(62,412)	(55,422)
Total adjustments	338,702	(24,302)
Net cash provided by operating activities	743,785	608,878
Cash flows from investing activities:
Acquisition of real estate	(78,000)	—
Construction in progress	(359,716)	(251,984)
Building and other capital improvements	(81,842)	(84,644)
Tenant improvements	(167,762)	(86,052)
Proceeds from sales of real estate	122,750	389,457
Proceeds from sales of real estate placed in escrow	(122,647)	(200,612)
Proceeds from sales of real estate released from escrow	122,647	634,165
Cash placed in escrow for land sale contracts	—	(7,111)
Cash released from escrow for land sale contracts	1,403	3,250
Cash released from escrow for investing activities	6,694	—
Capital contributions to unconsolidated joint ventures	(546,982)	(20,863)
Capital distributions from unconsolidated joint ventures	—	24,527
Investments in securities, net	(929)	(1,332)
Net cash provided by (used in) investing activities	(1,104,384)	398,801

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the nine months ended September 30,
	2016	2015
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(1,323,284)	(20,137)
Proceeds from unsecured senior notes	1,989,790	—
Proceeds from real estate financing transaction	—	6,000
Payments on real estate financing transactions	(4,712)	(2,364)
Deferred financing costs	(16,101)	(1,288)
Net proceeds from equity transactions	(270)	799
Redemption of preferred units	—	(633)
Dividends and distributions	(557,262)	(1,112,019)
Acquisition of noncontrolling interest	—	(108,499)
Contributions from noncontrolling interests in property partnerships	6,737	1,758
Distributions to noncontrolling interests in property partnerships	(38,694)	(147,368)
Net cash provided by (used in) financing activities	56,204	(1,383,751)
Net decrease in cash and cash equivalents	(304,395)	(376,072)
Cash and cash equivalents, beginning of period	723,718	1,763,079
Cash and cash equivalents, end of period	$419,323	$1,387,007
Supplemental disclosures:
Cash paid for interest	$327,053	$347,367
Interest capitalized	$28,956	$25,915
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(168,861)	$(33,532)
Additions to real estate included in accounts payable and accrued expenses	$11,864	$28,246
Dividends and distributions declared but not paid	$113,038	$112,912
Mortgage notes payable assigned in connection with the sale of real estate	$—	$116,993
Conversions of noncontrolling interests to stockholders’ equity	$5,881	$14,157
Issuance of restricted securities to employees	$33,711	$43,363

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2016	December 31, 2015
	(in thousands, except for unit amounts)
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,618,753 at September 30, 2016)	$19,489,365	$19,061,141
Less: accumulated depreciation (amounts related to VIEs of ($713,454) at September 30, 2016)	(4,030,172)	(3,846,816)
Total real estate	15,459,193	15,214,325
Cash and cash equivalents (amounts related to VIEs of $244,026 at September 30, 2016)	419,323	723,718
Cash held in escrows (amounts related to VIEs of $4,988 at September 30, 2016)	63,980	73,790
Investments in securities	23,022	20,380
Tenant and other receivables (amounts related to VIEs of $19,242 at September 30, 2016)	76,258	97,865
Accrued rental income (amounts related to VIEs of $221,031 at September 30, 2016)	785,569	754,883
Deferred charges, net (amounts related to VIEs of $304,358 at September 30, 2016)	680,192	704,867
Prepaid expenses and other assets (amounts related to VIEs of $76,094 at September 30, 2016)	176,693	185,118
Investments in unconsolidated joint ventures	775,659	235,224
Total assets	$18,459,889	$18,010,170
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,032,714 at September 30, 2016)	$2,077,707	$3,435,242
Unsecured senior notes, net	7,243,767	5,264,819
Unsecured line of credit	—	—
Mezzanine notes payable (amounts related to VIEs of $307,448 at September 30, 2016)	307,448	308,482
Outside members’ notes payable (amounts related to VIEs of $180,000 at September 30, 2016)	180,000	180,000
Accounts payable and accrued expenses (amounts related to VIEs of $127,846 at September 30, 2016)	312,979	274,709
Distributions payable	113,038	327,320
Accrued interest payable (amounts related to VIEs of $153,012 at September 30, 2016)	234,628	190,386
Other liabilities (amounts related to VIEs of $195,245 at September 30, 2016)	461,079	483,601
Total liabilities	10,930,646	10,464,559
Commitments and contingencies	—	—
Noncontrolling interests:
Redeemable partnership units—17,096,675 and 16,097,473 common units and 905,494 and 1,831,714 long term incentive units outstanding at redemption value at September 30, 2016 and December 31, 2015, respectively	2,453,516	2,286,689
Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at September 30, 2016 and December 31, 2015	193,623	193,623
Boston Properties Limited Partnership partners’ capital—1,717,752 and 1,715,092 general partner units and 152,055,260 and 151,864,874 limited partner units outstanding at September 30, 2016 and December 31, 2015, respectively	3,357,062	3,490,899
Noncontrolling interests in property partnerships	1,525,042	1,574,400
Total capital	5,075,727	5,258,922
Total liabilities and capital	$18,459,889	$18,010,170

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands, except for per unit amounts)
Revenue
Rental
Base rent	$489,312	$494,300	$1,518,826	$1,471,591
Recoveries from tenants	92,560	91,544	267,852	266,932
Parking and other	24,638	25,509	75,576	76,849
Total rental revenue	606,510	611,353	1,862,254	1,815,372
Hotel revenue	12,354	12,619	33,919	35,107
Development and management services	6,364	5,912	18,586	16,102
Total revenue	625,228	629,884	1,914,759	1,866,581
Expenses
Operating
Rental	228,560	219,796	665,670	655,610
Hotel	8,118	8,125	23,730	24,196
General and administrative	25,165	20,944	79,936	72,019
Transaction costs	249	254	1,187	789
Impairment loss	1,783	—	1,783	—
Depreciation and amortization	198,582	151,017	507,234	469,087
Total expenses	462,457	400,136	1,279,540	1,221,701
Operating income	162,771	229,748	635,219	644,880
Other income (expense)
Income from unconsolidated joint ventures	1,464	2,647	5,489	20,559
Interest and other income	3,628	3,637	6,657	6,337
Gains (losses) from investments in securities	976	(1,515)	1,713	(1,146)
Interest expense	(104,641)	(108,727)	(314,953)	(326,018)
Losses from early extinguishments of debt	(371)	—	(371)	—
Losses from interest rate contracts	(140)	—	(140)	—
Income before gains on sales of real estate	63,687	125,790	333,614	344,612
Gains on sales of real estate	12,983	199,723	82,775	294,807
Net income	76,670	325,513	416,389	639,419
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	17,225	(115,240)	(53)	(139,712)
Noncontrolling interest—redeemable preferred units	—	—	—	(6)
Net income attributable to Boston Properties Limited Partnership	93,895	210,273	416,336	499,701
Preferred distributions	(2,589)	(2,647)	(7,796)	(7,854)
Net income attributable to Boston Properties Limited Partnership common unitholders	$91,306	$207,626	$408,540	$491,847
Basic earnings per common unit attributable to Boston Properties Limited Partnership common unitholders:
Net income	$0.53	$1.21	$2.38	$2.87
Weighted average number of common units outstanding	171,379	171,160	171,353	171,131
Diluted earnings per common unit attributable to Boston Properties Limited Partnership common unitholders:
Net income	$0.53	$1.21	$2.38	$2.87
Weighted average number of common and common equivalent units outstanding	171,761	171,351	171,643	171,530

Distributions per common unit	$0.65	$0.65	$1.95	$1.95
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$76,670	$325,513	$416,389	$639,419
Other comprehensive income (loss):
Effective portion of interest rate contracts	5,712	(30,156)	(85,285)	(18,050)
Amortization of interest rate contracts (1)	1,190	627	2,445	1,882
Other comprehensive income (loss)	6,902	(29,529)	(82,840)	(16,168)
Comprehensive income	83,572	295,984	333,549	623,251
Comprehensive income attributable to noncontrolling interests	16,812	(110,784)	16,081	(136,178)
Comprehensive income attributable to Boston Properties Limited Partnership	$100,384	$185,200	$349,630	$487,073
_______________
(1) Amounts reclassified from comprehensive income primarily to interest expense within the Boston Properties Limited Partnership's Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited and in thousands)

Total Partners’ Capital
Balance at December 31, 2015	$3,684,522
Contributions	3,269
Net income allocable to general and limited partner units	374,216
Distributions	(307,480)
Accumulated other comprehensive loss	(59,829)
Unearned compensation	1,651
Conversion of redeemable partnership units	5,881
Adjustment to reflect redeemable partnership units at redemption value	(151,545)
Balance at September 30, 2016	$3,550,685

Balance at December 31, 2014	$3,639,916
Contributions	5,126
Acquisition of redeemable noncontrolling interest in property partnership	(1,586)
Net income allocable to general and limited partner units	448,795
Distributions	(307,146)
Accumulated other comprehensive loss	(11,321)
Unearned compensation	254
Conversion of redeemable partnership units	14,157
Adjustment to reflect redeemable partnership units at redemption value	216,037
Balance at September 30, 2015	$4,004,232

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$416,389	$639,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	507,234	469,087
Impairment loss	1,783	—
Non-cash compensation expense	25,290	22,825
Income from unconsolidated joint ventures	(5,489)	(20,559)
Distributions of net cash flow from operations of unconsolidated joint ventures	11,645	6,484
Losses (gains) from investments in securities	(1,713)	1,146
Losses from early extinguishments of debt	371	—
Non-cash portion of interest expense	(27,386)	(32,818)
Gains on sales of real estate	(82,775)	(294,807)
Change in assets and liabilities:
Cash held in escrows	1,675	(32,750)
Tenant and other receivables, net	22,135	(19,851)
Accrued rental income, net	(14,618)	(55,941)
Prepaid expenses and other assets	4,883	20,988
Accounts payable and accrued expenses	16,852	(2,937)
Accrued interest payable	44,242	37,384
Other liabilities	(114,321)	(73,370)
Tenant leasing costs	(62,412)	(55,422)
Total adjustments	327,396	(30,541)
Net cash provided by operating activities	743,785	608,878
Cash flows from investing activities:
Acquisition of real estate	(78,000)	—
Construction in progress	(359,716)	(251,984)
Building and other capital improvements	(81,842)	(84,644)
Tenant improvements	(167,762)	(86,052)
Proceeds from sales of real estate	122,750	389,457
Proceeds from sales of real estate placed in escrow	(122,647)	(200,612)
Proceeds from sales of real estate released from escrow	122,647	634,165
Cash placed in escrow for land sale contracts	—	(7,111)
Cash released from escrow for land sale contracts	1,403	3,250
Cash released from escrow for investing activities	6,694	—
Capital contributions to unconsolidated joint ventures	(546,982)	(20,863)
Capital distributions from unconsolidated joint ventures	—	24,527
Investments in securities, net	(929)	(1,332)
Net cash provided by (used in) investing activities	(1,104,384)	398,801

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,
	2016	2015
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(1,323,284)	(20,137)
Proceeds from unsecured senior notes	1,989,790	—
Proceeds from real estate financing transaction	—	6,000
Payments on real estate financing transaction	(4,712)	(2,364)
Deferred financing costs	(16,101)	(1,288)
Net proceeds from equity transactions	(270)	799
Redemption of preferred units	—	(633)
Acquisition of noncontrolling interest	—	(108,499)
Distributions	(557,262)	(1,112,019)
Contributions from noncontrolling interests in property partnerships	6,737	1,758
Distributions to noncontrolling interests in property partnerships	(38,694)	(147,368)
Net cash provided by (used in) financing activities	56,204	(1,383,751)
Net decrease in cash and cash equivalents	(304,395)	(376,072)
Cash and cash equivalents, beginning of period	723,718	1,763,079
Cash and cash equivalents, end of period	$419,323	$1,387,007
Supplemental disclosures:
Cash paid for interest	$327,053	$347,367
Interest capitalized	$28,956	$25,915
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(168,861)	$(33,532)
Additions to real estate included in accounts payable and accrued expenses	$11,864	$28,246
Distributions declared but not paid	$113,038	$112,912
Mortgage notes payable assigned in connection with the sale of real estate	$—	$116,993
Conversions of redeemable partnership units to partners’ capital	$5,881	$14,157
Issuance of restricted securities to employees	$33,711	$43,363

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Boston Properties, Inc., a Delaware corporation, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership, its operating partnership, and at September 30, 2016 owned an approximate 89.5% (89.5% at December 31, 2015) general and limited partnership interest in Boston Properties Limited Partnership. Unless stated otherwise or the context requires, the “Company” refers to Boston Properties, Inc. and its subsidiaries, including Boston Properties Limited Partnership, and its consolidated subsidiaries. Partnership interests in Boston Properties Limited Partnership include:

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
At September 30, 2016, there was one series of Preferred Units outstanding (i.e., Series B Preferred Units). The Series B Preferred Units were issued to Boston Properties, Inc. on March 27, 2013 in connection with issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to Boston Properties Limited Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 10).
Properties
At September 30, 2016, the Company owned or had interests in a portfolio of 174 commercial real estate properties (the “Properties”) aggregating approximately 47.7 million net rentable square feet of primarily Class A office properties, including eight properties under construction/redevelopment totaling approximately 4.0 million net rentable square feet. At September 30, 2016, the Properties consisted of:

•	164 Office properties (including six properties under construction/redevelopment);

•	one hotel;

•	five retail properties; and

•	four residential properties (including two properties under construction).

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
Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate, and the Company’s estimated fair values for these instruments as of the end of the applicable reporting period are not necessarily indicative of estimated or actual fair values in future reporting periods. The following table presents the aggregate carrying value of the Company’s mortgage notes payable, net, mezzanine notes payable and unsecured senior notes, net and the Company’s corresponding estimate of fair value as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage notes payable, net	$2,077,707	$2,111,614	$3,435,242	$3,503,746
Mezzanine notes payable	307,448	309,095	308,482	306,103
Unsecured senior notes, net	7,243,767	7,761,908	5,264,819	5,547,738
Total	$9,628,922	$10,182,617	$9,008,543	$9,357,587

The Company uses interest rate swap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Consolidated VIEs are those where the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The Company has determined that it is the primary beneficiary for seven of the eight entities that are VIEs.
Consolidated Variable Interest Entities
As of September 30, 2016, Boston Properties, Inc. has identified seven consolidated VIEs, including Boston Properties Limited Partnership. The VIEs own (1) the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Time Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street and (2) the entity that owns Salesforce Tower, which is currently under development.
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
Variable Interest Entities Not Consolidated
The Company has determined that its BNY Tower Holdings LLC joint venture, which owns Dock72 at the Brooklyn Navy Yard, is a VIE.  The Company does not consolidate this entity as the Company does not have the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and, therefore, the Company is not considered to be the primary beneficiary.

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
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and shall be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Early adoption is permitted for financial statements that have not been previously issued. On January 1, 2016, the Company adopted ASU 2015-03 and retrospectively applied the guidance to its Mortgage Notes Payable and Unsecured Senior Notes for all periods presented. Unamortized deferred financing costs, which were previously included in Deferred Charges, Net, totaling approximately $2.5 million and $36.8 million are included in Mortgage Notes Payable, Net and Unsecured Senior Notes, Net, respectively, as of September 30, 2016 and approximately $3.5 million and $24.5 million are included in Mortgage Notes Payable, Net and Unsecured Senior Notes, Net, respectively, as of December 31, 2015.
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
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The areas addressed in the new guidance related to debt prepayment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned and bank-owned life insurance policies, distributions received from equity method investments, beneficial interest in securitization transactions, and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for the Company for reporting periods beginning after December 15, 2017, with early adoption permitted, provided that all of the amendments are adopted in the same period. The Company is currently assessing the potential impact that the adoption of ASU 2016-15 will have on its consolidated financial statements.
3. Real Estate
Boston Properties, Inc.
Real estate consisted of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Land	$4,879,020	$4,806,021
Land held for future development (1)	243,887	252,195
Buildings and improvements	11,792,853	11,709,285
Tenant improvements	2,001,259	1,920,247
Furniture, fixtures and equipment	31,724	29,852
Construction in progress	954,013	763,935
Total	19,902,756	19,481,535
Less: Accumulated depreciation	(4,113,553)	(3,925,894)
	$15,789,203	$15,555,641
_______________

(1)	Includes pre-development costs.

Boston Properties Limited Partnership
Real estate consisted of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Land	$4,774,460	$4,700,793
Land held for future development (1)	243,887	252,195
Buildings and improvements	11,484,022	11,394,119
Tenant improvements	2,001,259	1,920,247
Furniture, fixtures and equipment	31,724	29,852
Construction in progress	954,013	763,935
Total	19,489,365	19,061,141
Less: Accumulated depreciation	(4,030,172)	(3,846,816)
	$15,459,193	$15,214,325
_______________

(1)	Includes pre-development costs.
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
The following table summarizes the estimated annual amortization of the acquired below-market lease intangible and the acquired in-place lease intangibles for 3625-3635 Peterson Way for the remainder of 2016 and each of the next four succeeding fiscal years (in thousands).

	Acquired In-Place Lease Intangibles	Acquired Below- Market Lease Intangible
Period from April 22, 2016 through December 31, 2016	$578	$(589)
2017	867	(884)
2018	867	(884)
2019	867	(884)
2020	867	(884)

3625-3635 Peterson Way contributed approximately $2.4 million of revenue and approximately $6,000 of earnings to the Company for the period from April 22, 2016 through September 30, 2016.

Dispositions
On February 1, 2016, the Company completed the sale of its 415 Main Street property located in Cambridge, Massachusetts to the tenant for a gross sale price of approximately $105.4 million. Net cash proceeds totaled approximately $104.9 million, resulting in a gain on sale of real estate totaling approximately $60.8 million for Boston Properties, Inc. and approximately $63.0 million for Boston Properties Limited Partnership. As part of its lease signed on July 14, 2004, the tenant was granted a fixed-price option to purchase the building at the beginning of the 11th lease year, which option was exercised by the tenant on October 22, 2014. 415 Main Street is an office property with approximately 231,000 net rentable square feet. 415 Main Street contributed approximately $1.2 million of net income to the Company for the period from January 1, 2016 through January 31, 2016 and contributed approximately $(35,000) and $6.2 million of net income (loss) to the Company for the three and nine months ended September 30, 2015, respectively.
On August 16, 2016, the Company completed the sale of a parcel of land within its Broad Run Business Park property located in Loudoun County, Virginia for a gross sale price of approximately $18.0 million. Net cash proceeds totaled approximately $17.9 million, resulting in a gain on sale of real estate totaling approximately $13.0 million.
On September 27, 2016, the Company executed a letter of intent for the sale of the remaining parcel of land at its Washingtonian North property located in Gaithersburg, Maryland. The letter of intent caused the Company to reevaluate its strategy for the land and, based on a shorter than expected hold period, the Company reduced the carrying value of the land to the estimated net sales price and recognized an impairment loss of approximately $1.8 million during the three and nine months ended September 30, 2016.
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
On August 19, 2016, the consolidated entity in which the Company has a 55% interest and that owns 601 Lexington Avenue located in New York City commenced the redevelopment of the six-story low-rise office and retail building component of the complex. The redeveloped portion of the low-rise building will contain approximately 195,000 net rentable square feet of Class A office space and approximately 25,000 net rentable square feet of retail space. The Company will capitalize incremental costs during the redevelopment. Boston Properties, Inc. and Boston Properties Limited Partnership recognized approximately $50.8 million and $47.6 million, respectively, of depreciation expense associated with the acceleration of depreciation on the assets being removed from service and demolished as part of the redevelopment of the property. Approximately $21.4 million of those amounts was allocated to the outside partners and is included within Noncontrolling Interests in Property Partnerships in the Company’s Consolidated Statements of Operations.
On September 16, 2016, the Company partially placed in-service 888 Boylston Street, a Class A office project with approximately 425,000 net rentable square feet located in Boston, Massachusetts.
Lease Terminations
On February 3, 2016, the Company entered into a lease termination agreement with a tenant for an approximately 85,000 square foot lease at its 250 West 55th Street property located in New York City. The lease was scheduled to expire on February 28, 2035. In consideration for the termination of the lease, the tenant paid the Company approximately $45.0 million, which was recognized as termination income and is included in Base Rent in the Consolidated Statements of Operations for the nine months ended September 30, 2016.

4. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at September 30, 2016 and December 31, 2015:

		Nominal % Ownership		Carrying Value of Investment (1)
Entity	Properties			September 30, 2016	December 31, 2015
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(8,483)	$(9,951)
The Metropolitan Square Associates LLC	Metropolitan Square	51.0%		9,552	9,179
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0%	(2)	(10,898)	(11,958)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3%	(3)	42,073	43,524
Annapolis Junction NFM, LLC	Annapolis Junction	50.0%	(4)	21,075	29,009
540 Madison Venture LLC	540 Madison Avenue	60.0%		69,602	68,983
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.0%		(3,395)	(3,292)
501 K Street LLC	1001 6th Street	50.0%	(5)	42,541	42,584
Podium Developer LLC	The Hub on Causeway	50.0%		33,820	18,508
1265 Main Office JV LLC	1265 Main Street	50.0%		23,757	11,916
BNY Tower Holdings LLC (6)	Dock72 at the Brooklyn Navy Yard	50.0%		25,980	11,521
CA-Colorado Center Limited Partnership	Colorado Center	49.8%		507,259	N/A
				$752,883	$210,023
 _______________

(1)
Investments with deficit balances aggregating approximately $22.8 million and $25.2 million at September 30, 2016 and December 31, 2015, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

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

The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
ASSETS
Real estate and development in process, net	$1,460,808	$1,072,412
Other assets	294,912	252,285
Total assets	$1,755,720	$1,324,697
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$826,807	$830,125
Other liabilities	54,390	44,549
Members’/Partners’ equity	874,523	450,023
Total liabilities and members’/partners’ equity	$1,755,720	$1,324,697
Company’s share of equity	$449,351	$237,070
Basis differentials (1)	303,532	(27,047)
Carrying value of the Company’s investments in unconsolidated joint ventures (2)	$752,883	$210,023
 _______________

(1)
This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level. At September 30, 2016, there is an aggregate basis differential of approximately $330.1 million between the carrying value of the Company’s investment in the joint venture that owns Colorado Center and the joint venture’s basis in the assets and liabilities, which differential (excluding land) shall be amortized over the remaining lives of the related assets and liabilities.

(2)
Investments with deficit balances aggregating approximately $22.8 million and $25.2 million at September 30, 2016 and December 31, 2015, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Total revenue (1)	$49,002	$38,197	$125,039	$116,881
Expenses
Operating	21,753	15,896	54,779	47,995
Depreciation and amortization	12,038	8,832	30,306	26,854
Total expenses	33,791	24,728	85,085	74,849
Operating income	15,211	13,469	39,954	42,032
Other expense
Interest expense	8,400	8,019	25,172	23,985
Net income	$6,811	$5,450	$14,782	$18,047

Company’s share of net income	$3,179	$2,481	$6,830	$20,025	(2)
Basis differential (3)	(1,715)	166	(1,341)	534
Income from unconsolidated joint ventures	$1,464	$2,647	$5,489	$20,559
 _______________

(1)
Includes straight-line rent adjustments of approximately $5.2 million and $(0.3) million for the three months ended September 30, 2016 and 2015, respectively, and approximately $11.0 million and $1.7 million for the nine months ended September 30, 2016 and 2015, respectively.

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

(3)
Includes a straight-line rent adjustment of approximately $0.7 million and a net above-/below-market rent adjustment of approximately $0.5 million for the three and nine months ended September 30, 2016.

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
On April 11, 2016, a joint venture in which the Company has a 50% interest received a notice of event of default from the lender for the loan collateralized by its Annapolis Junction Building One property. The event of default relates to the loan to value ratio not being in compliance with the loan agreement. The joint venture is currently in discussions with the lender regarding the event of default, although there can be no assurance as to the outcome of those discussions. The estimated fair value of the Company’s investment in the unconsolidated joint venture exceeds its carrying value. The loan has an outstanding balance of approximately $39.7 million, is non-recourse to the Company, bears interest at a variable rate equal to LIBOR plus 1.75% per annum and has a stated maturity date of March 31, 2018, with one, three-year extension option, subject to certain conditions. Annapolis Junction Building One is a Class A office property with approximately 118,000 net rentable square feet located in Annapolis, Maryland.
On July 1, 2016, the Company entered the Los Angeles market through its acquisition of a 49.8% interest in an existing joint venture that owns and operates Colorado Center located in Santa Monica, California for a gross purchase price of approximately $511.1 million, or approximately $503.6 million in cash net of credits for free rent, unfunded leasing costs and other adjustments. Colorado Center is a six-building office complex that sits on a 15-acre site and contains an aggregate of approximately 1,184,000 net rentable square feet with an underground parking garage for 3,100 vehicles. The following table summarizes the allocation of the Company's aggregate purchase price for its 49.8% interest in Colorado Center at the date of acquisition (in thousands).

Land and improvements	$189,597
Site improvements	9,050
Building and improvements	259,592
Tenant improvements	17,234
In-place lease intangibles	43,157
Above-market lease intangible	819
Below-market lease intangible	(16,461)
Net assets	$502,988

5. Mortgage Notes Payable
On April 11, 2016, the Company used available cash to repay the mortgage loan collateralized by its Fountain Square property located in Reston, Virginia totaling approximately $211.3 million. The mortgage loan bore interest at a fixed rate of 5.71% per annum and was scheduled to mature on October 11, 2016. There was no prepayment penalty.
On September 1, 2016, the Company used a portion of the net proceeds from Boston Properties Limited Partnership’s offering of senior unsecured notes (See Note 6) and available cash to repay the mortgage loan collateralized by its 599 Lexington Avenue property located in New York City totaling $750.0 million. The mortgage loan bore interest at a fixed rate of 5.57% per annum (5.41% per annum including the impact of financing costs and interest rate hedges) and was scheduled to mature on March 1, 2017. There was no prepayment penalty. The Company recognized a gain from early extinguishment of debt totaling approximately $0.4 million consisting of the acceleration of the remaining balance related to the effective portion of a previous interest rate hedging program included within accumulated other comprehensive loss, offset by the write-off of unamortized deferred financing costs.

On September 1, 2016, the Company used a portion of the net proceeds from Boston Properties Limited Partnership’s offering of senior unsecured notes (See Note 6) and available cash to repay the mortgage loan collateralized by its Embarcadero Center Four property located in San Francisco, California totaling approximately $344.8 million. The mortgage loan bore interest at a fixed rate of 6.10% per annum (7.02% per annum including the impact of financing costs and interest rate hedges)and was scheduled to mature on December 1, 2016. There was no prepayment penalty. The Company recognized a loss from early extinguishment of debt totaling approximately $0.7 million consisting of the write-off of unamortized deferred financing costs and the acceleration of the remaining balance related to the effective portion of a previous interest rate hedging program included within accumulated other comprehensive loss.
6. Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of September 30, 2016 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	5.875%	5.967%	$700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
Total principal			7,300,000
Net unamortized discount			(19,429)
Deferred financing costs, net			(36,804)
Total			$7,243,767

_______________

(1)	Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.

(2)	No principal amounts are due prior to maturity.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At September 30, 2016, Boston Properties Limited Partnership was in compliance with each of these financial restrictions and requirements.
On January 20, 2016, Boston Properties Limited Partnership completed a public offering of $1.0 billion in aggregate principal amount of its 3.650% senior unsecured notes due 2026. The notes were priced at 99.708% of the principal amount to yield an effective rate (including financing fees) of approximately 3.766% per annum to maturity. The notes will mature on February 1, 2026, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $988.9 million after deducting underwriting discounts and transaction expenses.
On August 17, 2016, Boston Properties Limited Partnership completed a public offering of $1.0 billion in aggregate principal amount of its 2.750% senior unsecured notes due 2026. The notes were priced at 99.271% of the principal amount to yield an effective rate, including financing fees and the impact of the settlement of certain forward-starting interest rate swap contracts (See Note 7), of approximately 3.495% per annum to maturity. The notes will mature on October 1, 2026, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $984.7 million after deducting underwriting discounts and transaction expenses.

7. Derivative Instruments and Hedging Activities
Boston Properties Limited Partnership had entered into seventeen forward-starting interest rate swap contracts that fixed the 10-year swap rate at a weighted-average rate of approximately 2.423% per annum on notional amounts aggregating $550.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in September 2016 and maturity in September 2026. On August 17, 2016, in conjunction with Boston Properties Limited Partnership’s offering of its 2.750% unsecured senior notes due 2026 (See Note 6), the Company terminated the forward-starting interest rate swap contracts and cash-settled the contracts by making cash payments to the counterparties aggregating approximately $49.3 million. The Company recognized approximately $0.1 million of losses on interest rate contracts during the three and nine months ended September 30, 2016 related to the partial ineffectiveness of the interest rate contracts. The Company will reclassify into earnings over the 10-year term of the 2.750% senior unsecured notes due 2026 as an increase to interest expense approximately $49.2 million (or approximately $4.9 million per year) of the amounts recorded in the consolidated balance sheets within accumulated other comprehensive loss, which represents the effective portion of the applicable interest rate contracts.
As of September 30, 2016, 767 Fifth Partners LLC, which is a subsidiary of the consolidated entity in which the Company has a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City, had entered into sixteen forward-starting interest rate swap contracts (including two contracts entered into during the nine months ended September 30, 2016 with notional amounts aggregating $50.0 million) that fix the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in June 2017 and maturity in June 2027.
767 Fifth Avenue Partners LLC’s interest rate swap contracts consisted of the following at September 30, 2016 (dollars in thousands):

Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Strike Rate Range			Balance Sheet Location	Fair Value
				Low		High
767 Fifth Partners LLC:
Interest Rate Swaps	$450,000	June 7, 2017	June 7, 2027	2.336%	-	2.950%	Other Liabilities	$(46,405)
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
Boston Properties Limited Partnership entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in September 2016. The Company’s 767 Fifth Partners LLC consolidated entity entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in June 2017. Boston Properties Limited Partnership has formally documented all of its relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. Boston Properties Limited Partnership also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. All components of the forward-starting interest rate swap contracts were included in the assessment of hedge effectiveness. 767 Fifth Partners LLC has agreements with each of its derivative counterparties that contain a provision where it could be declared in default on its derivative obligations if repayment of its indebtedness is accelerated by the lender due to its default on the indebtedness. As of September 30, 2016, the fair value of 767 Fifth Partners LLC’s derivatives is in a liability position, excluding any adjustment for nonperformance risk and excluding accrued interest, related to these agreements of approximately $46.5 million. As of September 30, 2016, 767 Fifth Partners LLC has not posted any collateral related to these agreements. If 767 Fifth Partners LLC had breached any of these provisions at September 30, 2016, it could have been required to settle its obligations under the agreements at their termination value of approximately $46.5 million. The Company accounts for the effective portion of changes in the fair value of a derivative in accumulated other comprehensive loss and subsequently reclassifies the effective portion to earnings over the term that the hedged transaction affects earnings. The Company accounts for the ineffective portion of changes in the fair value of a derivative directly in earnings. The Company classifies cash flows related to derivative instruments within its Consolidated Statements of Cash Flows consistent with the nature of the hedged item. 767 Fifth Partners LLC has recorded the changes in fair value of the swap contracts related to the effective portion of the interest rate contracts aggregating approximately $46.4 million in Other Liabilities and Accumulated Other Comprehensive Loss within the Company’s Consolidated Balance Sheets. During the nine months ended September 30, 2016, 767 Fifth Partners LLC did not record any hedge ineffectiveness. 767 Fifth Partners LLC expects that within the next twelve months it will reclassify into earnings as an increase to interest expense approximately $1.5 million of the amounts recorded within Accumulated Other Comprehensive Loss relating to the forward-starting interest rate swap contracts in effect and as of September 30, 2016.
The following table presents the location in the financial statements of the losses recognized related to the Company’s cash flow hedges for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Amount of gain (loss) related to the effective portion recognized in other comprehensive loss	$5,712	$(30,156)	$(85,285)	$(18,050)
Amount of loss related to the effective portion subsequently reclassified to earnings	$(1,190)	$(627)	$(2,445)	$(1,882)
Amount of loss related to the ineffective portion and amount excluded from effectiveness testing	$(140)	$—	$(140)	$—
Boston Properties, Inc.
The following table reflects the changes in accumulated other comprehensive loss for the nine months ended September 30, 2016 and 2015 (in thousands):

Balance at December 31, 2015	$(14,114)
Effective portion of interest rate contracts	(85,285)
Amortization of interest rate contracts	2,445
Other comprehensive loss attributable to noncontrolling interests	23,011
Balance at September 30, 2016	$(73,943)

Balance at December 31, 2014	$(9,304)
Effective portion of interest rate contracts	(18,050)
Amortization of interest rate contracts	1,882
Other comprehensive loss attributable to noncontrolling interests	4,847
Balance at September 30, 2015	$(20,625)

Boston Properties Limited Partnership
The following table reflects the changes in accumulated other comprehensive loss for the nine months ended September 30, 2016 and 2015 (in thousands):

Balance at December 31, 2015	$(18,337)
Effective portion of interest rate contracts	(85,285)
Amortization of interest rate contracts	2,445
Other comprehensive loss attributable to noncontrolling interests	16,134
Balance at September 30, 2016	$(85,043)

Balance at December 31, 2014	$(12,973)
Effective portion of interest rate contracts	(18,050)
Amortization of interest rate contracts	1,882
Other comprehensive loss attributable to noncontrolling interests	3,540
Balance at September 30, 2015	$(25,601)

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
The Company has letter of credit and performance obligations related to lender and development requirements that total approximately $14.0 million.
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
In connection with the assumption of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of September 30, 2016, the maximum funding obligation under the guarantee was approximately $14.5 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.
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
In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for approximately $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of approximately $45.2 million. During 2014, the Company received a distribution of approximately $7.7 million. On March 11, 2015, the Company received a second interim distribution totaling approximately $4.5 million, which is included in Base Rent in the Consolidated Statements of Operations for the nine months ended September 30, 2015. On September 9, 2015, the Company received a third interim distribution totaling approximately $3.6 million, which is also included in Base Rent in the Consolidated Statements of Operations for the three and nine months ended September 30, 2015. On July 5, 2016, the Company received a fourth interim distribution totaling approximately $1.4 million, which is included in Base Rent in the Consolidated Statements of Operations for the nine months ended September 30, 2016, leaving a remaining claim of approximately $28.0 million. The Company will continue to evaluate whether to attempt to sell the remaining claim or wait until the trustee distributes proceeds from the Lehman Brothers estate. Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of additional proceeds, if any, that the Company may ultimately realize on the remaining claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its Consolidated Financial Statements at September 30, 2016.
Insurance
The Company carries insurance coverage on its properties, including those under development, of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. Certain properties owned in joint ventures with third parties are insured by the third party partner with insurance coverage of types and in amounts and with deductibles the Company believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 and further extended to December 31, 2020 by the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), and the Company can provide no assurance that it will be extended further. Currently, the Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). The Company also carries $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in the Company’s property insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which the Company manages. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” In 2016, the program trigger is $120 million and the coinsurance is 16%, however, both will increase in subsequent years pursuant to TRIPRA. If the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.
The Company also currently carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that the Company believes is commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 3% of the value of the affected property. Specifically, the Company currently carries earthquake insurance which covers its San Francisco and Los Angeles regions (excluding Salesforce Tower) with a $170 million per occurrence limit, and a $170 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. The builders risk policy maintained for the development of Salesforce Tower in San Francisco includes a $60 million per occurrence and annual aggregate limit of earthquake coverage. The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact the Company’s ability to finance properties subject to earthquake risk. The Company may discontinue earthquake insurance or change the structure of its earthquake insurance program on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.
IXP, a captive insurance company which is a wholly-owned subsidiary of the Company, acts as a direct insurer with respect to a portion of the Company’s earthquake insurance coverage for its Greater San Francisco and Los Angeles properties and the Company’s NBCR Coverage. Insofar as the Company owns IXP, it is responsible for its liquidity and capital resources, and the accounts of IXP are part of the Company’s consolidated financial statements. In particular, if a loss occurs which is covered by the Company’s NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. IXP would also be responsible for any recoupment charges by the Federal Government in the event losses are paid out and its insurance policy is maintained after the payout by the Federal Government. If the Company experiences a loss and IXP is required to pay under its insurance policy, the Company would ultimately record the loss to the extent of the required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance. In addition, Boston Properties Limited Partnership has issued a guarantee to cover liabilities of IXP in the amount of $20.0 million.
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
9. Noncontrolling Interests
Noncontrolling interests relate to the interests in Boston Properties Limited Partnership not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of September 30, 2016, the noncontrolling interests in Boston Properties Limited Partnership consisted of 17,096,675 OP Units, 905,494 LTIP Units (including 166,629 2012 OPP Units and 93,928 2013 MYLTIP Units), 474,415 2014 MYLTIP Units, 367,218 2015 MYLTIP Units and 473,360 2016 MYLTIP Units held by parties other than Boston Properties, Inc.
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

The following table reflects the activity of the noncontrolling interests—redeemable preferred units for the nine months ended September 30, 2015 (in thousands):

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
On August 6, 2015, the parties amended the joint venture agreement to require the Company to acquire its partner’s 50% interest on September 15, 2015 for approximately $100.9 million in cash. On September 15, 2015, the Company acquired its partner’s 50% interest in the consolidated entity that owns Fountain Square for cash of approximately $100.9 million plus working capital and closing prorations and the partner's share of assumed mortgage indebtedness totaling approximately $105.6 million.
The following table reflects the activity of the noncontrolling interest—redeemable interest in property partnership in the Company’s Fountain Square consolidated entity for the nine months ended September 30, 2015 (in thousands):

Balance at December 31, 2014	$104,692
Net loss	(7)
Distributions	(2,900)
Adjustment to reflect redeemable interest at redemption value	5,128
Acquisition of interest	(106,913)
Balance at September 30, 2015	$—
Noncontrolling Interest—Common Units
During the nine months ended September 30, 2016, 173,694 OP Units were presented by the holders for redemption (including 86,684 OP Units issued upon conversion of LTIP Units, 2012 OPP Units and 2013 MYLTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.
Boston Properties Limited Partnership exercised its right under the terms of its partnership agreement to convert an aggregate of 625,043 eligible LTIP Units (including an aggregate of 32,349 2012 OPP Units and 2013 MYLTIP Units) into Common Units effective as of May 2, 2016. These conversions were effected solely for administrative efficiency and had no substantive impact on the rights of Boston Properties Limited Partnership or the holders of these LTIP Units, as the economic and other rights of the LTIP Units converted were substantively identical to those of the Common Units. In the future, Boston Properties Limited Partnership intends to convert LTIP Units (including 2012 OPP Units and MYLTIP Units) into Common Units promptly after they become eligible for conversion. The May 2016 conversions were, and future conversions will be, effected at the election of Boston Properties Limited Partnership and are without regard to the investment intentions of the holders of the units.

At September 30, 2016, Boston Properties Limited Partnership had outstanding 474,415 2014 MYLTIP Units, 367,218 2015 MYLTIP Units and 473,360 2016 MYLTIP Units. Prior to the applicable measurement date (February 3, 2017 for 2014 MYLTIP Units, February 4, 2018 for 2015 MYLTIP Units and February 9, 2019 for 2016 MYLTIP Units), holders of MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
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
On February 4, 2016, the measurement period for the Company’s 2013 MYLTIP awards ended and, based on Boston Properties, Inc.’s relative TSR performance, the final awards were determined to be 109.5% of target, or an aggregate of approximately $13.5 million. As a result, 205,762 2013 MYLTIP Units were automatically forfeited.
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

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit		Distributions per MYLTIP Unit
September 30, 2016	October 31, 2016	$0.65		$0.065
June 30, 2016	July 29, 2016	$0.65		$0.065
March 31, 2016	April 29, 2016	$0.65		$0.065
December 31, 2015	January 28, 2016	$1.90	(1)	$0.065
_______________

(1)	Includes a special distribution of $1.25 per unit.
A holder of an OP Unit may present the OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership must redeem the OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. Boston Properties, Inc. may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units not owned by Boston Properties, Inc. and LTIP Units (including the 2012 OPP Units and 2013 MYLTIP Units) assuming that all conditions had been met for the conversion thereof had all of such units been redeemed at September 30, 2016 was approximately $2.5 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $136.29 per share on September 30, 2016.

Boston Properties Limited Partnership
The following table reflects the activity of noncontrolling interests—redeemable common units of Boston Properties Limited Partnership for the nine months ended September 30, 2016 and 2015 (in thousands):

Balance at December 31, 2015	$2,286,689
Contributions	31,492
Net income	42,120
Distributions	(35,500)
Conversion of redeemable partnership units	(5,881)
Unearned compensation	(10,072)
Accumulated other comprehensive loss	(6,877)
Adjustment to reflect redeemable partnership units at redemption value	151,545
Balance at September 30, 2016	$2,453,516

Balance at December 31, 2014	$2,310,046
Contributions	39,036
Net income	50,906
Distributions	(35,307)
Conversion of redeemable partnership units	(14,157)
Unearned compensation	(9,729)
Accumulated other comprehensive loss	(1,307)
Adjustment to reflect redeemable partnership units at redemption value	(216,037)
Balance at September 30, 2015	$2,123,451
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.5 billion at September 30, 2016 and approximately $1.6 billion at December 31, 2015, are included in Noncontrolling Interests—Property Partnerships in the accompanying Consolidated Balance Sheets.
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
On May 12, 2016, the partners in the Company’s consolidated entity that owns Salesforce Tower located in San Francisco, California amended the venture agreement. Under the venture agreement, if the Company elects to fund the construction of Salesforce Tower without a construction loan (or a construction loan of less than 50% of project costs) and the venture has commenced vertical construction of the project, then the partner’s capital funding obligation shall be limited, in which event the Company shall fund up to 2.5% of the total project costs (i.e., 50% of the partner’s 5% interest in the venture) in the form of a loan to the partner. This loan would bear interest at the then prevailing market interest rates for construction loans. Under the amended agreement, the partners have agreed to structure this funding by the Company as preferred equity rather than a loan. The preferred equity contributed by the Company shall earn a preferred return equal to LIBOR plus 3.00% per annum and shall be payable to the Company out of any distributions to which the partner would otherwise be entitled until such preferred equity and preferred return have been repaid to the Company. As of September 30, 2016, approximately $2.0 million of preferred equity had been contributed by the Company to the venture.

The following table reflects the activity of the noncontrolling interests in property partnerships for the nine months ended September 30, 2016 and 2015 (in thousands):

Balance at December 31, 2015	$1,574,400
Capital contributions	5,417
Net income	53
Accumulated other comprehensive loss	(16,134)
Distributions	(38,694)
Balance at September 30, 2016	$1,525,042

Balance at December 31, 2014	$1,602,467
Capital contributions	1,758
Net income	134,591
Accumulated other comprehensive loss	(3,540)
Distributions	(144,468)
Balance at September 30, 2015	$1,590,808

10. Stockholders’ Equity / Partners’ Capital
As of September 30, 2016, Boston Properties, Inc. had 153,773,012 shares of Common Stock outstanding.
As of September 30, 2016, Boston Properties, Inc. owned 1,717,752 general partnership units and 152,055,260 limited partnership units of Boston Properties Limited Partnership.
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
During the nine months ended September 30, 2016, Boston Properties, Inc. issued 173,694 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from third parties.
The following table presents Boston Properties, Inc.’s dividends per share and Boston Properties Limited Partnership’s distributions per OP Unit and LTIP Unit paid in 2016:

Record Date	Payment Date	Dividend (Per Share)		Distribution (Per Unit)
September 30, 2016	October 31, 2016	$0.65		$0.65
June 30, 2016	July 29, 2016	$0.65		$0.65
March 31, 2016	April 29, 2016	$0.65		$0.65
December 31, 2015	January 28, 2016	$1.90	(1)	$1.90	(1)
_______________

(1)	Includes a special dividend/distribution of $1.25 per share/OP Unit and LTIP Unit.

Preferred Stock
As of September 30, 2016, Boston Properties, Inc. had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). Boston Properties, Inc. pays cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. may not redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.’s REIT status. On or after March 27, 2018, Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc. or its affiliates.
The following table presents Boston Properties Inc.’s dividends per share on its outstanding Series B Preferred Stock paid during 2016:

Record Date	Payment Date	Dividend (Per Share)
November 4, 2016	November 15, 2016	$32.8125
August 5, 2016	August 15, 2016	$32.8125
May 5, 2016	May 16, 2016	$32.8125
February 5, 2016	February 16, 2016	$32.8125

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

	Three Months Ended September 30, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$76,753	153,754	$0.50
Effect of Dilutive Securities:
Stock Based Compensation	—	382	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$76,753	154,136	$0.50

	Three Months Ended September 30, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$184,082	153,595	$1.20
Allocation of undistributed earnings to participating securities	(221)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$183,861	153,595	$1.20
Effect of Dilutive Securities:
Stock Based Compensation	—	191	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$183,861	153,786	$1.20

	Nine Months Ended September 30, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$355,114	153,681	$2.31
Allocation of undistributed earnings to participating securities	(189)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$354,925	153,681	$2.31
Effect of Dilutive Securities:
Stock Based Compensation	—	290	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$354,925	153,971	$2.31

	Nine Months Ended September 30, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$434,702	153,426	$2.83
Allocation of undistributed earnings to participating securities	(361)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$434,341	153,426	$2.83
Effect of Dilutive Securities:
Stock Based Compensation	—	399	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$434,341	153,825	$2.82

Boston Properties Limited Partnership
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 MYLTIP Units required and the 2014-2016 MYLTIP Units require Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties Limited Partnership excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,625,000 and 17,565,000 redeemable common units for the three months ended September 30, 2016 and 2015, respectively, and approximately 17,672,000 and 17,705,000 redeemable common units for the nine months ended September 30, 2016 and 2015, respectively.

	Three Months Ended September 30, 2016
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$91,306	171,379	$0.53
Effect of Dilutive Securities:
Stock Based Compensation	—	382	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$91,306	171,761	$0.53

	Three Months Ended September 30, 2015
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$207,626	171,160	$1.21
Allocation of undistributed earnings to participating securities	(246)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$207,380	171,160	$1.21
Effect of Dilutive Securities:
Stock Based Compensation	—	191	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$207,380	171,351	$1.21

	Nine Months Ended September 30, 2016
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$408,540	171,353	$2.38
Allocation of undistributed earnings to participating securities	(210)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$408,330	171,353	$2.38
Effect of Dilutive Securities:
Stock Based Compensation	—	290	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$408,330	171,643	$2.38

	Nine Months Ended September 30, 2015
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$491,847	171,131	$2.87
Allocation of undistributed earnings to participating securities	(402)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$491,445	171,131	$2.87
Effect of Dilutive Securities:
Stock Based Compensation	—	399	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$491,445	171,530	$2.87

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
During the nine months ended September 30, 2016, Boston Properties, Inc. issued 22,067 shares of restricted common stock and Boston Properties Limited Partnership issued 147,872 LTIP Units and 475,004 2016 MYLTIP Units to employees and non-employee directors under the 2012 Plan. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2016 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted, as adjusted for forfeitures, and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted stock granted during the nine months ended September 30, 2016 were valued at approximately $2.5 million ($113.51 per share weighted-average). The LTIP Units granted were valued at approximately $15.4 million ($103.83 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair values of the LTIP Units granted were estimated on the dates of grant and for a substantial majority of such units were valued using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 1.61% and an expected price volatility of 33%. As the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2012 OPP Units, 2013

MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units was approximately $7.1 million and $5.9 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $23.6 million and $21.0 million for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, there was $22.8 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units, 2012 OPP Units and 2013 MYLTIP Units and $22.9 million of unrecognized compensation expense related to unvested 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.5 years.
13. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the three and nine months ended September 30, 2016 and 2015.
Boston Properties, Inc.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$76,753	$184,082	$355,114	$434,702
Add:
Preferred dividends	2,589	2,647	7,796	7,854
Noncontrolling interest—common units of the Operating Partnership	9,387	21,302	42,120	50,906
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	—	—	6
Noncontrolling interests in property partnerships	(17,225)	115,240	53	139,712
Losses from interest rate contracts	140	—	140	—
Losses from early extinguishments of debt	371	—	371	—
Interest expense	104,641	108,727	314,953	326,018
Depreciation and amortization expense	203,748	153,015	516,371	475,082
Impairment loss	1,783	—	1,783	—
Transaction costs	249	254	1,187	789
General and administrative expense	25,165	20,944	79,936	72,019
Less:
Gains on sales of real estate	12,983	199,479	80,606	294,563
Gains (losses) from investments in securities	976	(1,515)	1,713	(1,146)
Interest and other income	3,628	3,637	6,657	6,337
Income from unconsolidated joint ventures	1,464	2,647	5,489	20,559
Development and management services income	6,364	5,912	18,586	16,102
Net Operating Income	$382,186	$396,051	$1,206,773	$1,170,673

Boston Properties Limited Partnership

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	91,306	207,626	408,540	491,847
Add:
Preferred distributions	2,589	2,647	7,796	7,854
Noncontrolling interest—redeemable preferred units	—	—	—	6
Noncontrolling interests in property partnerships	(17,225)	115,240	53	139,712
Losses from interest rate contracts	140	—	140	—
Losses from early extinguishments of debt	371	—	371	—
Interest expense	104,641	108,727	314,953	326,018
Depreciation and amortization expense	198,582	151,017	507,234	469,087
Impairment loss	1,783	—	1,783	—
Transaction costs	249	254	1,187	789
General and administrative expense	25,165	20,944	79,936	72,019
Less:
Gains on sales of real estate	12,983	199,723	82,775	294,807
Gains (losses) from investments in securities	976	(1,515)	1,713	(1,146)
Interest and other income	3,628	3,637	6,657	6,337
Income from unconsolidated joint ventures	1,464	2,647	5,489	20,559
Development and management services income	6,364	5,912	18,586	16,102
Net Operating Income	$382,186	$396,051	$1,206,773	$1,170,673
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
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Preferred dividends/distributions, noncontrolling interests, gains on sales of real estate, losses from interest rate contracts, losses from early extinguishments of debt, interest expense, gains (losses) from investments in securities, interest and other income, income from unconsolidated joint ventures, depreciation and amortization expense, impairment loss, transaction costs, general and administrative expenses and development and management services income are not included in Net Operating Income as internal reporting addresses these items on a corporate level.
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
Information by geographic area and property type (dollars in thousands):
For the three months ended September 30, 2016:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$183,975	$237,262	$80,235	$100,666	$602,138
Residential	1,227	—	—	3,145	4,372
Hotel	12,354	—	—	—	12,354
Total	197,556	237,262	80,235	103,811	618,864
% of Grand Totals	31.92%	38.34%	12.96%	16.78%	100.00%
Rental Expenses:
Office	71,254	95,073	26,037	33,973	226,337
Residential	1,141	—	—	1,082	2,223
Hotel	8,118	—	—	—	8,118
Total	80,513	95,073	26,037	35,055	236,678
% of Grand Totals	34.02%	40.17%	11.00%	14.81%	100.00%
Net operating income	$117,043	$142,189	$54,198	$68,756	$382,186
% of Grand Totals	30.62%	37.21%	14.18%	17.99%	100.00%
For the three months ended September 30, 2015:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$179,278	$253,612	$77,315	$97,037	$607,242
Residential	1,275	—	—	2,836	4,111
Hotel	12,619	—	—	—	12,619
Total	193,172	253,612	77,315	99,873	623,972
% of Grand Totals	30.96%	40.64%	12.39%	16.01%	100.00%
Rental Expenses:
Office	71,898	88,496	25,883	31,985	218,262
Residential	485	—	—	1,049	1,534
Hotel	8,125	—	—	—	8,125
Total	80,508	88,496	25,883	33,034	227,921
% of Grand Totals	35.32%	38.83%	11.36%	14.49%	100.00%
Net operating income	$112,664	$165,116	$51,432	$66,839	$396,051
% of Grand Totals	28.45%	41.69%	12.98%	16.88%	100.00%

For the nine months ended September 30, 2016:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$540,850	$773,077	$235,076	$300,742	$1,849,745
Residential	3,578	—	—	8,931	12,509
Hotel	33,919	—	—	—	33,919
Total	578,347	773,077	235,076	309,673	1,896,173
% of Grand Totals	30.50%	40.77%	12.40%	16.33%	100.00%
Rental Expenses:
Office	210,695	272,620	75,412	101,514	660,241
Residential	2,174	—	—	3,255	5,429
Hotel	23,730	—	—	—	23,730
Total	236,599	272,620	75,412	104,769	689,400
% of Grand Totals	34.32%	39.54%	10.94%	15.20%	100.00%
Net operating income	$341,748	$500,457	$159,664	$204,904	$1,206,773
% of Grand Totals	28.32%	41.47%	13.23%	16.98%	100.00%
For the nine months ended September 30, 2015:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$536,241	$753,142	$223,561	$287,652	$1,800,596
Residential	3,584	—	—	11,192	14,776
Hotel	35,107	—	—	—	35,107
Total	574,932	753,142	223,561	298,844	1,850,479
% of Grand Totals	31.07%	40.70%	12.08%	16.15%	100.00%
Rental Expenses:
Office	218,002	259,218	73,119	98,660	648,999
Residential	1,505	—	—	5,106	6,611
Hotel	24,196	—	—	—	24,196
Total	243,703	259,218	73,119	103,766	679,806
% of Grand Totals	35.85%	38.13%	10.76%	15.26%	100.00%
Net operating income	$331,229	$493,924	$150,442	$195,078	$1,170,673
% of Grand Totals	28.29%	42.19%	12.85%	16.67%	100.00%

14. Subsequent Events
On October 1, 2016, a joint venture in which the Company has a 50% interest completed and fully placed in-service 1265 Main Street, a Class A office project with approximately 115,000 net rentable feet located in Waltham, Massachusetts.
On October 20, 2016, the Company and its partner in the unconsolidated joint venture that owns Metropolitan Square located in Washington, DC, completed the sale of an 80% interest in the joint venture for a gross sale price of approximately $282.4 million, including the assumption by the buyer of its pro rata share of the mortgage loan collateralized by the property totaling approximately $133.4 million. In addition, the buyer has agreed to assume certain unfunded leasing costs totaling approximately $14.2 million. Prior to the sale, the Company owned a 51% interest and its partner owned a 49% interest in the joint venture. Following the sale, the Company continues to own a 20% interest in the joint venture with the buyer owning the remaining 80%. Metropolitan Square is an approximately 607,000 net rentable square foot Class A office property.
On October 24, 2016, the Company entered into an option agreement that will allow it to ground lease and/or purchase real property adjacent to the MacArthur BART station located in Oakland, California, that could support the development of a 400-unit residential building and supporting retail space.
On November 7, 2016, the Company entered into a 15-year lease with a tenant for approximately 476,500 net rentable square feet of Class A office space in a build-to-suit development project to be located at the Company's 145 Broadway property at Kendall Center in Cambridge, Massachusetts. 145 Broadway currently consists of an approximately 80,000 net rentable square foot Class A office property that will be redeveloped into an approximately 486,000 net rentable square foot Class A office property, including approximately 9,500 net rentable square feet of retail space. The commencement of the redevelopment project is subject to the receipt of the remaining necessary approvals, and the Company currently expects to begin the project in the second quarter of 2017 with the relocation of an existing tenant to another property within the Company’s portfolio. The Company expects the building will be available for occupancy by the new tenant during the fourth quarter of 2019.  There can be no assurance that the project will commence or that the building will be available for occupancy on the anticipated schedule or at all.

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

•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;

•	volatile or adverse global economic and political conditions, and dislocations in the credit markets could adversely affect our business opportunities, results of operations and financial condition;

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
Our core strategy has always been to develop, acquire and operate properties in supply-constrained markets with high barriers-to-entry and to focus on executing long-term leases with financially strong tenants. Historically, this combination has tended to reduce our exposure in down cycles and enhance revenues as market conditions improve. To be successful in any leasing environment, we believe all aspects of the tenant-landlord relationship must be considered. In this regard, we believe that our understanding of tenants’ short- and long-term space utilization and amenity needs in the local markets in which we operate, our relationships with local brokers, our reputation as a premier developer, owner and operator of Class A office properties, our financial strength and our ability to maintain high building standards provide us with a competitive advantage.
Outlook
Economic signals have been mixed as the United States’ gross domestic product, or GDP, improved in the third quarter of 2016 after a sluggish first half of the year, while the unemployment rate has remained relatively unchanged since the beginning of the year. Interest rates, as measured by the 10-year U.S. Treasury Rate, have increased approximately 40 basis points since early July 2016 in anticipation of a rate increase by the Federal Reserve, but remain very low relative to historical averages, and national office markets continue to improve with asking rents and construction levels increasing. We believe these indicators, although varied, are driving improving office market fundamentals, but we are later in the economic cycle and slowing slightly.
In this economic climate, we continue to focus on (1) ensuring tenant satisfaction throughout our portfolio; (2) leasing available space in our in-service properties and development properties, as well as focusing on future large lease maturities; (3) completing the construction of our properties under development; (4) redeveloping and repositioning several key properties to materially increase future demand for revenues from, and asset values of, the properties, despite the adverse impact on near-term revenue; (5) maintaining discipline in our underwriting of investment opportunities by (i) seeking pre-leasing commitments to begin new construction and (ii) targeting acquisition activity in non-stabilized assets near innovation centers where we see the strongest prospects for overall growth and where our operational expertise can create value and (6) preserving our conservative balance sheet by managing our near-term pending maturities.
During the third quarter of 2016, we signed leases across our portfolio totaling approximately 894,000 square feet and commenced revenue recognition on approximately 1.2 million square feet of second generation leases. Of these second generation leases, approximately 825,000 square feet have been vacant for less than one year and provide an average increase in net rental obligation of more than 8.4%, demonstrating the strong internal growth opportunities embedded in our portfolio. The overall occupancy of our in-service properties decreased from 90.8% at June 30, 2016 to 89.6% at September 30, 2016 due mainly to the acquisition of our interest in the joint venture that owns Colorado Center in Santa Monica, California, which was 65.5% leased at September 30, 2016. We believe Colorado Center represents a strong leasing opportunity to increase its revenues as evidenced by a lease recently executed for approximately 160,000 square feet resulting in the property being 79.9% leased.
Our investment strategy remains largely unchanged. Other than possible acquisitions of value-add assets, such as those requiring lease-up or repositioning like Colorado Center, we intend to continue to invest primarily in higher yielding new developments with significant pre-leasing commitments and redevelopment opportunities rather than lower yielding acquisitions of stabilized assets for which demand and pricing remains strong. Our current development pipeline consists of eight development projects representing approximately 4.0 million square feet and an estimated total investment of approximately $2.2 billion, of which 51% of the commercial space is pre-leased. In addition, we have begun, or will soon begin, the repositioning of several of our properties, including the retail and low-rise portions of 601 Lexington Avenue and 399 Park Avenue in New York City, 100 Federal Street and the Prudential Center (retail shops) in Boston and 1330 Connecticut Avenue and Metropolitan Square in Washington, DC. These projects require significant capital expenditures and, in some cases, necessitate that space is vacated for an extended period of time. We also have significant land holdings and opportunities to increase square footage density that we will continue to move through the design and permitting processes and add selectively to our development pipeline, including some developments that may commence in 2017.
The combination of the successful execution of our asset disposition strategy and the delivery of higher yielding development projects over the past three years has resulted in a meaningful decrease in our leverage and strengthening of our liquidity, which provided us the flexibility to purchase our interest in Colorado Center in July 2016 using available cash. In addition, we repaid prior to maturity an aggregate of approximately $1.1 billion of mortgage loans having a weighted average effective GAAP interest rate of approximately 5.92% per annum by issuing $1.0 billion of unsecured senior notes due 2026 having an effective interest rate, after the settlement of certain interest rate contracts and closing costs, of approximately 3.495% per annum.
Given the relatively low interest rates currently available to us in the debt markets, we may seek to enhance our liquidity to provide sufficient capacity to fund our remaining capital requirements for existing development projects and pursue attractive additional investment opportunities. This may result in us carrying additional cash and cash equivalents pending our use of the proceeds, and doing so would be dilutive to our earnings because it would increase our net interest expense.

The same factors that create challenges to acquiring assets present opportunities for us to continue to review our portfolio to identify properties that may no longer fit within our portfolio strategy or can attract premium pricing in the current market environment as potential sales candidates. Although we expect no further asset sales in 2016, we expect to continue to sell non-core assets in 2017, subject to market conditions.
A brief overview of each of our markets follows.
New York
Our overall expectations for the midtown Manhattan market and the leasing activity in our portfolio have been generally consistent for the past two years. New supply continues to come into the market, and large financial services tenants continue to shrink their space needs and, in certain instances, have chosen to move to the far West Side of Manhattan creating additional inventory in our submarkets. Our New York City portfolio remains well leased at 94.2% with 7.4% rollover in 2017. In the third quarter of 2016, we completed approximately 113,000 square feet of leases, including an approximately 55,000 square foot lease at 250 West 55th Street bringing that property to 90.7% leased. In addition, we are negotiating leases for almost 70% of our 2017 lease expirations at 599 Lexington Avenue. Our largest 2017 exposure is at 399 Park Avenue where we have approximately 500,000 square feet of leases expiring. Although we are seeing good demand and recently signed leases for approximately 190,000 square feet, we expect it will take time to re-lease the balance of the space and that we will experience downtime before revenue recognition will commence. We are also seeing activity on the recent vacancy in the high-rise space at 767 Fifth Avenue (the General Motors Building) and a majority of the vacant space at 250 West 55th Street. During the third quarter, the joint venture in which we have a 55% interest and that owns 601 Lexington Avenue commenced the redevelopment of the six-story low-rise office and retail building component of the complex. The redeveloped portion of the low-rise building, which is being re-branded as “159 East 53rd Street,” will contain approximately 195,000 net rentable square feet of Class A office space and approximately 25,000 net rentable square feet of retail space. The building will have a new dedicated street entrance and lobby providing branding opportunities for major tenants, and the building is being re-clad along with many other improvements including redesigned outdoor terraces and retail atrium. Although removing this portion of the complex from service will have a negative impact on near-term revenues, we believe these capital improvements will enhance the long-term value of the asset.
Boston
The greater Boston region continues to attract life science and established technology companies, as well as start-up technology and maker organizations. Our East Cambridge properties are outperforming the overall submarket at approximately 100% occupancy. Additionally, we have entered into a build-to-suit with a tenant to construct an approximately 486,000 net rentable square foot office building at our 145 Broadway property in Kendall Center in Cambridge. 145 Broadway currently consists of an approximately 80,000 net rentable square foot Class A office property that will be redeveloped into an approximately 486,000 net rentable square foot Class A office property including approximately 9,500 net rentable square feet of retail space. The commencement of the redevelopment project is subject to the receipt of the remaining necessary approvals, and we currently expect to begin the project in the second quarter of 2017 with the relocation of an existing tenant to another property within our portfolio. We expect the building will be available for occupancy by the new tenant during the fourth quarter of 2019.  There can be no assurance that the project will commence or that the building will be available for occupancy on the anticipated schedule or at all.
Our Suburban Waltham/Lexington submarket continues to strengthen due to the organic growth of our existing tenant base and other tenants in the market looking for space to accommodate their expanding workforces. In the third quarter of 2016, we completed approximately 172,000 square feet of leases and we have over 475,000 square feet of leases with new tenants, renewals and relocations with growing tenants under negotiations. In addition, on October 1, 2016, a joint venture in which we have a 50% interest completed and fully placed in-service 1265 Main Street, a Class A office building with approximately 115,000 net rentable feet located in Waltham, Massachusetts. The property is 100% leased.
The Boston Central Business District (“CBD”) market continues to be driven by lease-expirations from traditional financial and professional services tenants and a steady flow of new technology companies moving into the CBD. During the quarter, we leased approximately 60,000 square feet and our Boston CBD portfolio was 90.4% leased at September 30, 2016. Our largest vacancy exposure remains at 200 Clarendon Street where we have approximately 290,000 square feet available, including seven full floors. While the low-rise portion is attractive to non-financial tenants, as evidenced by recently signed leases for approximately 55,000 square feet with new tenants, the high-rise continues to be driven by traditional financial services tenants and activity has been slower. During the third quarter, we partially placed in-service 888 Boylston Street, a Class A office building with approximately 425,000 net rentable square feet. After the signing of a lease for approximately 52,000 square feet in October 2016, the property is 84% leased. The joint venture that owns the Hub on Causeway continues its development and leasing activity.

Los Angeles
Activity at our Colorado Center joint venture asset in West Los Angeles (“LA”) is robust, and in November 2016 the joint venture signed a 15-year lease with a tenant for approximately 160,000 square feet, reducing its availability from approximately 385,000 square feet to approximately 225,000 square feet, or approximately 14%.  In addition, the joint venture anticipates signing leases for more than approximately 40,000 square feet of this remaining availability in the near term and extending existing leases for another approximately 190,000 square feet.  The West LA market has had a series of strong quarters of rental rate growth as it benefits from both the creativity and entrepreneurship of local content creators and providers, the explosion of new content from new economy entertainment companies and the growing labor market for a number of the San Francisco-based technology companies that are trying to broaden their workforce reach. Since July, leases for more than 400,000 square feet in the submarket have been signed, and there is activity on another 790,000 square feet including our in-process transactions. Rents have increased almost 10% for these large blocks of space since July, which is stronger than we assumed when underwriting our acquisition of Colorado Center.
San Francisco
Although leasing velocity in the San Francisco CBD has moderated from the peak levels we saw in 2014 and early 2015, the CBD leasing market remains healthy and among the strongest markets in the United States. Continuing a recent trend, each quarter there continues to be significant technology company lease expansions, which compensate for any additional sublet availability. We continue to benefit from this strength as evidenced by the approximately 219,000 square feet of office leases signed at Embarcadero Center during the third quarter of 2016 with a 78% increase in net rents compared to expiring leases.
Our near-term leasing focus will remain on the lease-up of Salesforce Tower, which is 59% pre-leased, and future roll-over at Embarcadero Center. Salesforce Tower is now the tallest building in the city and prospective tenants may now tour the available floors and experience the breadth of vision glass, column free floors and floor heights and views. We are having discussions with companies in various industries for single and multi-floor leases. However, many of these tenants’ requirements are lease-expiration driven for occupancy at the end of 2017 or 2018 and, therefore, they may take longer to evaluate their options and make decisions. We anticipate delivering the first block of space to Salesforce.com in the second quarter of 2017 and we have future delivery dates that extend until the fourth quarter of 2018.
Washington, DC
Overall market conditions in the Washington CBD have not changed in any meaningful way over the past few quarters. Leasing activity remains very competitive and slow primarily because there has been no significant increase in demand. The GSA continues to have a measured approach to renewals and we are not aware of any requirements that are net demand generators. Moreover, the U.S. presidential election is causing “election inertia,” particularly impacting the GSA’s and government contractors’ leasing decisions.
With respect to our properties, in October 2016 we completed the sale of a portion of our 51% interest in Metropolitan Square. Following the transaction, we continue to own a 20% ownership interest and have retained responsibility for property management and leasing. The joint venture plans to reposition this building, including updates to its lobby and common areas, which it believes will enhance the marketability and value of the building.
Our Reston Town Center properties are approximately 97% leased and continue to command a premium compared to the rents realized in nearby submarkets.

The table below details the leasing activity during the three and nine months ended September 30, 2016:

	Three months ended September 30, 2016	Nine months ended September 30, 2016
	(Square Feet)
Vacant space available at the beginning of the period	3,869,290	3,530,913
Property dispositions/properties taken out of service	(211,110)	(211,110)
Properties acquired vacant space	511,789	511,789
Properties placed in-service	52,340	513,172
Leases expiring or terminated during the period	1,553,284	4,632,185
Total space available for lease	5,775,593	8,976,949
1st generation leases	122,885	642,927
2nd generation leases with new tenants	864,280	2,219,937
2nd generation lease renewals	313,098	1,638,755
Total space leased (1)	1,300,263	4,501,619
Vacant space available for lease at the end of the period	4,475,330	4,475,330

Leases executed during the period, in square feet (2)	893,728	3,350,751

Second generation leasing information: (3)
Leases commencing during the period, in square feet	1,177,378	3,858,692
Weighted Average Lease Term	100 Months	99 Months
Weighted Average Free Rent Period	129 Days	95 Days
Total Transaction Costs Per Square Foot (4)	$59.26	$59.23
Increase in Gross Rents (5)	5.95%	14.29%
Increase in Net Rents (6)	8.44%	21.70%
___________________________

(1)	Represents leases for which rental revenue recognition has commenced in accordance with GAAP during the three and nine months ended September 30, 2016.

(2)
Represents leases executed during the three and nine months ended September 30, 2016 for which we either (1) commenced rental revenue recognition in such period or (2) will commence rental revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized in the three and nine months ended September 30, 2016 is 287,244 and 573,356, respectively.

(3)
Second generation leases are defined as leases for space that had previously been leased by us. Of the 1,177,378 and 3,858,692 square feet of second generation leases that commenced during the three and nine months ended September 30, 2016, respectively, leases for 906,639 and 3,311,728 square feet were signed in prior periods.

(4)	Total transaction costs include tenant improvements and leasing commissions and exclude free rent concessions and other inducements in accordance with GAAP.

(5)
Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 825,356 and 3,096,336 square feet of second generation leases that had been occupied within the prior 12 months for the three and nine months ended September 30, 2016, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

(6)
Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 825,356 and 3,096,336 square feet of second generation leases that had been occupied within the prior 12 months for the three and nine months ended September 30, 2016, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

Transactions during the three months ended September 30, 2016 included the following:

•
On July 1, 2016, we entered the Los Angeles market through our acquisition of a 49.8% interest in an existing joint venture that owns and operates Colorado Center located in Santa Monica, California for a gross purchase price of approximately $511.1 million, or approximately $503.6 million in cash net of credits for free rent, unfunded leasing costs and other adjustments. Colorado Center is a six-building office complex that sits on a 15-acre site and contains an aggregate of approximately 1,184,000 net rentable square feet with an underground parking garage for 3,100 vehicles. As of September 30, 2016, this property was 66% leased.

•
On August 16, 2016, we completed the sale of a parcel of land within our Broad Run Business Park property located in Loudoun County, Virginia for a gross sale price of approximately $18.0 million. Net cash proceeds totaled approximately $17.9 million, resulting in a gain on sale of real estate totaling approximately $13.0 million. The sale of the land parcel was completed as part of a like kind exchange under Section 1031 of the Internal Revenue Code.

•
On August 17, 2016, BPLP completed a public offering of $1.0 billion in aggregate principal amount of its 2.750% senior unsecured notes due 2026. The notes were priced at 99.271% of the principal amount to yield an effective rate, including financing fees and the impact of the settlement of certain forward-starting interest rate swap contracts, of approximately 3.495% per annum to maturity. The notes will mature on October 1, 2026, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $984.7 million after deducting underwriting discounts and transaction expenses.

•
On August 17, 2016, in conjunction with BPLP’s offering of its 2.750% senior unsecured notes due 2026, we terminated forward-starting interest rate swap contracts that fixed the 10-year swap rate at a weighted-average rate of approximately 2.423% per annum on notional amounts aggregating $550.0 million. We cash-settled the contracts and made cash payments to the counterparties aggregating approximately $49.3 million. We recognized approximately $0.1 million of losses on interest rate contracts during the three and nine months ended September 30, 2016 related to the partial ineffectiveness of the interest rate contracts. We will reclassify into earnings over the 10-year term of the 2.750% senior unsecured notes due 2026 as an increase to interest expense approximately $49.2 million (or approximately $4.9 million per year) of the amounts recorded on our consolidated balance sheets within accumulated other comprehensive loss, which represents the effective portion of the applicable interest rate contracts.

•
On August 19, 2016, the consolidated entity in which we have a 55% interest and that owns 601 Lexington Avenue located in New York City commenced the redevelopment of the six-story low-rise office and retail building component of the complex. The redeveloped portion of the low-rise building will contain approximately 195,000 net rentable square feet of Class A office space and approximately 25,000 net rentable square feet of retail space. We will capitalize incremental costs during the redevelopment. BXP and BPLP recognized approximately $50.8 million and $47.6 million, respectively, of depreciation expense associated with the acceleration of depreciation on the assets being removed from service and demolished as part of the redevelopment of the property. Approximately $21.4 million of those amounts was allocated to the outside partners and is included within noncontrolling interests in property partnerships in our consolidated statements of operations.

•
On September 1, 2016, we used a portion of the net proceeds from BPLP’s offering of senior unsecured notes and available cash to repay the mortgage loan collateralized by our 599 Lexington Avenue property located in New York City totaling $750.0 million. The mortgage loan bore interest at a fixed rate of 5.57% per annum (5.41% per annum GAAP interest rate) and was scheduled to mature on March 1, 2017. There was no prepayment penalty. We recognized a gain from early extinguishment of debt totaling approximately $0.4 million consisting of the acceleration of the remaining balance related to the effective portion of a previous interest rate hedging program included within accumulated other comprehensive loss, offset by the write-off of unamortized deferred financing costs.

•
On September 1, 2016, we used a portion of the net proceeds from BPLP’s offering of senior unsecured notes and available cash to repay the mortgage loan collateralized by our Embarcadero Center Four property located in San Francisco, California totaling approximately $344.8 million. The mortgage loan bore interest at a fixed rate of 6.10% per annum (7.02% per annum GAAP interest rate) and was scheduled to mature on December 1, 2016. There was no prepayment penalty. We recognized a loss from early extinguishment of debt totaling approximately $0.7 million consisting of the write-off of unamortized deferred financing costs and the acceleration of the remaining balance related to the effective portion of a previous interest rate hedging program included within accumulated other comprehensive loss.

•
On September 16, 2016, we partially placed in-service 888 Boylston Street, a Class A office project with approximately 425,000 net rentable square feet located in Boston, Massachusetts. As of November 2, 2016, this property was 84% leased.

•
On September 27, 2016, we executed a letter of intent for the sale of the remaining parcel of land at our Washingtonian North property located in Gaithersburg, Maryland. The letter of intent caused us to reevaluate our strategy for the land and, based on a shorter than expected hold period, we reduced the carrying value of the land to the estimated net sales price and recognized an impairment loss of approximately $1.8 million during the three and nine months ended September 30, 2016.

Transactions completed subsequent to September 30, 2016 included the following:

•
On October 1, 2016, a joint venture in which we have a 50% interest completed and fully placed in-service 1265 Main Street, a Class A office project with approximately 115,000 net rentable feet located in Waltham, Massachusetts. This property is 100% leased.

•
On October 20, 2016, we and our partner in the unconsolidated joint venture that owns Metropolitan Square located in Washington, DC, completed the sale of an 80% interest in the joint venture for a gross sale price of approximately $282.4 million, including the assumption by the buyer of its pro rata share of the mortgage loan collateralized by the property totaling approximately $133.4 million. In addition, the buyer has agreed to assume certain unfunded leasing costs totaling approximately $14.2 million. Prior to the sale, we owned a 51% interest and our partner owned a 49% interest in the joint venture. Following the sale, we continue to own a 20% interest in the joint venture with the buyer owning the remaining 80%. Metropolitan Square is an approximately 607,000 net rentable square foot Class A office property.

•
On October 24, 2016, we entered into an option agreement that will allow us to ground lease and/or purchase real property adjacent to the MacArthur BART station located in Oakland, California, that could support the development of a 400-unit residential building and supporting retail space.

•
On November 7, 2016, we entered into a 15-year lease with a tenant for approximately 476,500 net rentable square feet of Class A office space in a build-to-suit development project to be located at our 145 Broadway property at Kendall Center in Cambridge, Massachusetts. 145 Broadway currently consists of an approximately 80,000 net rentable square foot Class A office property that will be redeveloped into an approximately 486,000 net rentable square foot Class A office property, including approximately 9,500 net rentable square feet of retail space. The commencement of the redevelopment project is subject to the receipt of the remaining necessary approvals, and we currently expect to begin the project in the second quarter of 2017 with the relocation of an existing tenant to another property within our portfolio. We expect the building will be available for occupancy by the new tenant during the fourth quarter of 2019.  There can be no assurance that the project will commence or that the building will be available for occupancy on the anticipated schedule or at all.

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
Results of Operations for the Nine Months Ended September 30, 2016 and 2015
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders decreased approximately $79.6 million and $83.3 million for the nine months ended September 30, 2016 compared to 2015, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following are reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the nine months ended September 30, 2016 and 2015 (in thousands):
Boston Properties, Inc.

	Total Property Portfolio
	2016	2015	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$355,114	$434,702	$(79,588)	(18.31)%
Preferred dividends	7,796	7,854	(58)	(0.74)%
Net Income Attributable to Boston Properties, Inc.	362,910	442,556	(79,646)	(18.00)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	42,120	50,906	(8,786)	(17.26)%
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	6	(6)	(100.00)%
Noncontrolling interests in property partnerships	53	139,712	(139,659)	(99.96)%
Net Income	405,083	633,180	(228,097)	(36.02)%
Gains on sales of real estate	80,606	294,563	(213,957)	(72.64)%
Income Before Gains on Sales of Real Estate	324,477	338,617	(14,140)	(4.18)%
Other Expenses:
Losses from interest rate contracts	140	—	140	100.00%
Losses from early extinguishments of debt	371	—	371	100.00%
Interest expense	314,953	326,018	(11,065)	(3.39)%
Other Income:
Gains (losses) from investments in securities	1,713	(1,146)	2,859	249.48%
Interest and other income	6,657	6,337	320	5.05%
Income from unconsolidated joint ventures	5,489	20,559	(15,070)	(73.30)%
Operating Income	626,082	638,885	(12,803)	(2.00)%
Other Expenses:
Depreciation and amortization	516,371	475,082	41,289	8.69%
Impairment loss	1,783	—	1,783	100.00%
Transaction costs	1,187	789	398	50.44%
General and administrative expense	79,936	72,019	7,917	10.99%
Other Revenue:
Development and management services	18,586	16,102	2,484	15.43%
Net Operating Income	$1,206,773	$1,170,673	$36,100	3.08%

Boston Properties Limited Partnership

	Total Property Portfolio
	2016	2015	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$408,540	$491,847	$(83,307)	(16.94)%
Preferred distributions	7,796	7,854	(58)	(0.74)%
Net Income Attributable to Boston Properties Limited Partnership	416,336	499,701	(83,365)	(16.68)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	6	(6)	(100.00)%
Noncontrolling interests in property partnerships	53	139,712	(139,659)	(99.96)%
Net Income	416,389	639,419	(223,030)	(34.88)%
Gains on sales of real estate	82,775	294,807	(212,032)	(71.92)%
Income Before Gains on Sales of Real Estate	333,614	344,612	(10,998)	(3.19)%
Other Expenses:
Losses from interest rate contracts	140	—	140	100.00%
Losses from early extinguishments of debt	371	—	371	100.00%
Interest expense	314,953	326,018	(11,065)	(3.39)%
Other Income:
Gains (losses) from investments in securities	1,713	(1,146)	2,859	249.48%
Interest and other income	6,657	6,337	320	5.05%
Income from unconsolidated joint ventures	5,489	20,559	(15,070)	(73.30)%
Operating Income	635,219	644,880	(9,661)	(1.50)%
Other Expenses:
Depreciation and amortization	507,234	469,087	38,147	8.13%
Impairment loss	1,783	—	1,783	100.00%
Transaction costs	1,187	789	398	50.44%
General and administrative expense	79,936	72,019	7,917	10.99%
Other Revenue:
Development and management services	18,586	16,102	2,484	15.43%
Net Operating Income	$1,206,773	$1,170,673	$36,100	3.08%

At September 30, 2016 and September 30, 2015, we owned or had interests in a portfolio of 174 and 171 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio is necessarily meaningful. Therefore, the comparison of operating results for the three and nine months ended September 30, 2016 and 2015 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired, Development or Redevelopment or Sold Portfolios.
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

Net operating income, or NOI, is a non-GAAP financial measure, and it is not indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. We consider NOI to be an appropriate supplemental performance measure because it helps both investors and management to understand the core operations of our properties. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets. Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspectives not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense, may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., for other investment activity). In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level.
NOI excludes certain components, including interest and other income, development and management services income, general and administrative expenses, transaction costs, impairment loss, interest expense, depreciation and amortization expense, gains (losses) from investments in securities, losses from early extinguishments of debt, losses from interest rate contracts, income from unconsolidated joint ventures, gains on sales of real estate, noncontrolling interests and preferred dividends/distributions as internal reporting addresses these items on a corporate level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders as presented in our Consolidated Financial Statements. NOI should not be considered as an alternative to net income attributable to Boston Properties, Inc. common shareholders or net income attributable to Boston Properties Limited Partnership common unitholders.
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
Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015.
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 144 properties totaling approximately 38.6 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2015 and owned and in-service through September 30, 2016. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2015 or disposed of on or prior to September 30, 2016. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the nine months ended September 30, 2016 and 2015 with respect to the properties that were placed in-service, acquired, in development or redevelopment or sold.

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties Acquired Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2016	2015	Increase/ (Decrease)	% Change	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,725,554	$1,706,326	$19,228	1.13%	$49,680	$10,175	$2,447	$—	$11,599	$17,435	$1,675	$35,469	$1,790,955	$1,769,405	$21,550	1.22%
Termination Income	59,681	32,933	26,748	81.22%	—	—	—	—	(892)	(1,741)	—	—	58,789	31,192	27,597	88.47%
Total Rental Revenue	1,785,235	1,739,259	45,976	2.64%	49,680	10,175	2,447	—	10,707	15,694	1,675	35,469	1,849,744	1,800,597	49,147	2.73%
Real Estate Operating Expenses	640,160	626,883	13,277	2.12%	13,003	2,987	565	—	6,100	6,100	412	13,030	660,240	649,000	11,240	1.73%
Net Operating Income, excluding residential and hotel	1,145,075	1,112,376	32,699	2.94%	36,677	7,188	1,882	—	4,607	9,594	1,263	22,439	1,189,504	1,151,597	37,907	3.29%
Residential Net Operating Income (1)	7,703	6,955	748	10.75%	—	—	—	—	(623)	—	—	1,210	7,080	8,165	(1,085)	(13.29)%
Hotel Net Operating Income (1)	10,189	10,911	(722)	(6.62)%	—	—	—	—	—	—	—	—	10,189	10,911	(722)	(6.62)%
Net Operating Income (1)	$1,162,967	$1,130,242	$32,725	2.90%	$36,677	$7,188	$1,882	$—	$3,984	$9,594	$1,263	$23,649	$1,206,773	$1,170,673	$36,100	3.08%
_______________

(1)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 51. Residential Net Operating Income for the nine months ended September 30, 2016 and 2015 are comprised of Residential Revenue of $12,509 and $14,776 less Residential Expenses of $5,429 and $6,611, respectively. Hotel Net Operating Income for the nine months ended September 30, 2016 and 2015 are comprised of Hotel Revenue of $33,919 and $35,107 less Hotel Expenses of $23,730 and $24,196, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Rental Revenue
Rental revenue from the Same Property Portfolio increased approximately $19.2 million for the nine months ended September 30, 2016 compared to 2015. The increase was primarily the result of an increase in revenue from our leases of approximately $21.9 million, partially offset by a decrease in other tenant recoveries and parking and other income of approximately $2.7 million. Rental revenue from our leases increased approximately $21.9 million as a result of our average revenue per square foot increasing by approximately $1.31, contributing approximately $34.0 million, partially offset by a decrease of approximately $12.1 million due to a decrease in average occupancy from 92.2% to 91.4%.
Termination Income
Termination income increased by approximately $26.7 million for the nine months ended September 30, 2016 compared to 2015.
Termination income for the nine months ended September 30, 2016 related to 30 tenants across the Same Property Portfolio and totaled approximately $59.7 million, of which approximately $58.8 million was from our New York region. On February 3, 2016, we entered into a lease termination agreement with a tenant for an approximately 85,000 square foot lease at our 250 West 55th Street property located in New York City.  The lease was scheduled to expire on February 28, 2035.  In consideration for the termination of the lease, the tenant paid us approximately $45.0 million. In addition, during the nine months ended September 30, 2016, we received a fourth interim distribution from our unsecured creditor claim again Lehman Brothers, Inc. of approximately $1.4 million, which leaves a remaining claim of approximately $28.0 million (See Note 8 to the Consolidated Financial Statements). Recently, claims of similar priority to that of our remaining claim were quoted privately reflecting a value for our remaining claim of approximately $1.5 million; however, there can be no assurance as to the timing or amount of additional proceeds, if any, that we may receive. The remaining approximately $12.4 million of termination income from the New York region was primarily related to negotiated early releases with three other tenants.
Termination income for the nine months ended September 30, 2015 related to 28 tenants across the Same Property Portfolio and totaled approximately $32.9 million, of which approximately $19.3 million, $3.9 million, $1.2 million and $0.4 million related to early terminations in our New York, San Francisco, Boston and Washington, DC regions, respectively. The termination income from the New York region was primarily due to our negotiated early termination of a tenant at 767 Fifth Avenue (the General Motors Building), a tenant at 601 Lexington Avenue and a tenant in Princeton, New Jersey each in order to accommodate leasing the space to other tenants. Approximately $7.5 million of our termination income for the nine months ended September 30, 2015 was non-cash and resulted from the acceleration of “above-” and “below-market” lease revenue and straight-line rent adjustments.
In addition, on March 11, 2015 and September 9, 2015 we received the second and third interim distributions from our unsecured creditor claim against Lehman Brothers, Inc. totaling approximately $8.1 million (See Note 8 to the Consolidated Financial Statements).
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased approximately $13.3 million for the nine months ended September 30, 2016 compared to 2015 due primarily to an increase of approximately $15.4 million, or 5.3%, in real estate taxes, which we primarily experienced in the Washington, DC region and New York CBD properties partially offset by a decrease in other real estate operating expenses of approximately $2.1 million, or 0.6% primarily in the Boston region and New York CBD properties.
Properties Placed In-Service Portfolio
The table below lists the properties placed in-service or partially placed in-service from January 1, 2015 through September 30, 2016. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $39.5 million and $10.0 million, respectively, for the nine months ended September 30, 2016 compared to 2015 as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2016	2015	Change	2016	2015	Change
				(dollars in thousands)
535 Mission Street	Fourth Quarter, 2014	Fourth Quarter, 2015	307,235	$17,049	$7,234	$9,815	$5,068	$2,523	$2,545
690 Folsom Street	Fourth Quarter, 2014	Fourth Quarter, 2015	26,080	1,347	700	647	275	164	111
The Point (1)	Third Quarter, 2015	Fourth Quarter, 2015	16,300	602	17	585	184	1	183
601 Massachusetts Avenue	Third Quarter, 2015	Second Quarter, 2016	478,883	24,938	2,224	22,714	5,568	299	5,269
804 Carnegie Center	Second Quarter, 2016	Second Quarter, 2016	130,000	2,576	—	2,576	1,066	—	1,066
10 CityPoint	Second Quarter, 2016	Second Quarter, 2016	241,460	3,002	—	3,002	789	—	789
Reservoir Place North	Second Quarter, 2016	N/A	73,000	(8)	—	(8)	34	—	34
888 Boylston Street	Third Quarter, 2016	N/A	425,000	174	—	174	19	—	19
			1,697,958	$49,680	$10,175	$39,505	$13,003	$2,987	$10,016
___________

(1)	This is a retail property.
Properties Acquired Portfolio
On April 22, 2016, we acquired 3625-3635 Peterson Way located in Santa Clara, California for a purchase price of approximately $78.0 million in cash. 3625-3635 Peterson Way is an approximately 218,000 net rentable square foot office property. The property is 100% leased to a single tenant through March 2021. Following the lease expiration, we intend to develop the site into a Class A office campus containing an aggregate of approximately 632,000 net rentable square feet. During the nine months ended September 30, 2016, this building had revenue and real estate operating expenses of approximately $2.4 million and $0.6 million, respectively. We did not acquire any properties during the nine months ended September 30, 2015.
Properties in Development or Redevelopment Portfolio
The table below lists the properties we placed in development or redevelopment between January 1, 2015 and September 30, 2016. Rental revenue from our Properties in Development or Redevelopment Portfolio decreased approximately $5.0 million for the nine months ended September 30, 2016 compared to 2015 and there was no change in the real estate operating expenses for the nine months ended September 30, 2016 compared to 2015, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date commenced development / redevelopment	Square Feet	2016	2015	Change	2016	2015	Change
			(dollars in thousands)
Reservoir Place North	May 1, 2015	73,000	$—	$661	$(661)	$—	$254	$(254)
159 East 53rd Street (1)	August 19, 2016	220,000	10,707	15,033	(4,326)	6,100	5,846	254
		293,000	$10,707	$15,694	$(4,987)	$6,100	$6,100	$—
___________

(1)
This is the low-rise portion of 601 Lexington Avenue in New York City. Rental revenue includes approximately $(0.9) million and $(1.7) million of termination fees for the nine months ended September 30, 2016 and 2015, respectively. In addition, real estate operating expense for the nine months ended September 30, 2016 includes approximately $0.7 million of demolition costs.

In addition, during the nine months ended September 30, 2016, we incurred approximately $0.6 million of demolition costs related to our Cambridge Residential / 88 Ames Street development project.

Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2015 and September 30, 2016. Rental revenue and real estate and operating expenses from our Properties Sold Portfolio decreased approximately $37.0 million and $14.6 million, respectively, for the nine months ended September 30, 2016 compared to 2015 as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2016	2015	Change	2016	2015	Change
				(dollars in thousands)
Class A Office
505 9th Street, N.W. (1)	September 18, 2015	Office	322,000	$—	$18,072	$(18,072)	$—	$6,334	$(6,334)
Innovation Place (2)	December 17, 2015	Office	574,000	—	1,892	(1,892)	—	1,970	(1,970)
415 Main Street	February 1, 2016	Office	231,000	1,675	15,505	(13,830)	412	4,726	(4,314)
			1,127,000	1,675	35,469	(33,794)	412	13,030	(12,618)
Residential
Residences on The Avenue (3)	March 17, 2015	Residential	323,050	—	3,230	(3,230)	—	2,020	(2,020)
			1,450,050	$1,675	$38,699	$(37,024)	$412	$15,050	$(14,638)
_______________

(1)	This property was owned by a consolidated entity in which we had a 50% interest.

(2)	This is a 26-acre site with one occupied and three vacant office buildings.

(3)	This property has 335 apartment units and approximately 50,000 net rentable square feet of retail space.
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $0.7 million for the nine months ended September 30, 2016 compared to 2015.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and The Avant at Reston Town Center for the nine months ended September 30, 2016 and 2015.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center
	2016	2015	Percentage Change	2016	2015	Percentage Change
Average Monthly Rental Rate (1)	$4,150	$4,027	3.1%	$2,375	$2,257	5.2%
Average Rental Rate Per Occupied Square Foot	$4.59	$4.49	2.2%	$2.61	$2.44	7.0%
Average Physical Occupancy (2)	96.3%	96.8%	(0.5)%	94.2%	89.5%	5.3%
Average Economic Occupancy (3)	97.3%	97.6%	(0.3)%	94.1%	87.6%	7.4%
___________

(1)	Average Monthly Rental Rates are calculated by us as rental revenue in accordance with GAAP, divided by the weighted monthly average number of occupied units.

(2)	Average Physical Occupancy is defined as the average number of occupied units divided by the total number of units, expressed as a percentage.

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

Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property decreased by approximately $0.7 million for the nine months ended September 30, 2016 compared to 2015. We expect our hotel to contribute between $13 million and $14 million to net operating income for 2016 and between $13 million and $15 million for 2017.

The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the nine months ended September 30, 2016 and 2015.

	2016	2015	Percentage Change
Occupancy	82.2%	84.1%	(2.3)%
Average daily rate	$269.10	$271.88	(1.0)%
Revenue per available room, REVPAR	$221.28	$294.63	(24.9)%
Other Operating Income and Expense Items
Development and Management Services
Development and management services income increased an aggregate of approximately $2.5 million for the nine months ended September 30, 2016 compared to 2015. Development income increased by approximately $1.5 million and management service income increased by approximately $1.0 million. The increase in development income is primarily due to increases in development fees from our Boston and New York joint ventures, as well as an increase in our San Francisco third-party developments fees, partially offset by a decrease in development fees from our Washington, DC third-party developments and joint ventures. In addition, we also had a decrease in the fees that we earned on tenant improvement buildouts, due to the completion of several large tenant buildouts, in our Washington, DC region. Management service income increased primarily due to service income that we have received from our tenants and property management fees we earned from our Colorado Center joint venture, which we acquired on July 1, 2016, in Santa Monica, California. We expect our development and management services income to contribute between $24 million and $25 million for 2016 and between $24 million and $28 million for 2017.
General and Administrative
General and administrative expenses increased approximately $7.9 million for the nine months ended September 30, 2016 compared to 2015 due primarily to an approximately $9.1 million increase in overall compensation expense partially offset by a decrease in other general and administrative expenses of approximately $1.2 million. The increase in compensation expense was primarily due to the following items: (1) approximately $2.8 million related to the difference between the unrecognized expense remaining from the 2013 MYLTIP Units compared to the expense that was recognized during the nine months ended September 30, 2016 for the newly issued 2016 MYLTIP Units (See Note 9 to the Consolidated Financial Statements), (2) an approximately $2.8 million increase in the value of BXP’s deferred compensation plan and (3) an approximately $0.5 million increase in health care costs.
Based on currently budgeted amounts, we expect general and administrative expenses to be between $104 million and $107 million for 2016, which would be greater than the $96.3 million for 2015. This estimate assumes a cost-of-living adjustment, projected increase in the value of BXP’s deferred compensation plan and the impact of the issuance of 2016 MYLTIP Units as a long-term compensation plan in February 2016. The projected increased expense associated with the long-term compensation plan is due to the difference between the unrecognized expense remaining from the 2013 MYLTIP Units compared to the expense that would be recognized during the first year of the new long-term compensation plan. In addition, we expect general and administrative expenses to be between $108 million and $114 million for 2017.
Wages directly related to the development and leasing of rental properties are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset. Capitalized wages for the nine months ended September 30, 2016 and 2015 were approximately $13.0 million and $11.7 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased approximately $0.4 million for the nine months ended September 30, 2016 compared to 2015. Transaction costs for the nine months ended September 30, 2016 are primarily related to the acquisition of 3625-3635 Peterson Way in Santa Clara, California, which was completed on April 22, 2016, and the acquisition of a 49.8% interest in an existing joint venture that owns and operates Colorado Center in Santa Monica, California on July 1, 2016 (See Notes 3 and 4 to the Consolidated Financial Statements). In general, transaction costs relate to the formation of new and pending joint ventures, pending and completed asset sales and the pursuit of other transactions, including acquisitions.

Impairment Loss
On September 27, 2016, we executed a letter of intent for the sale of the remaining parcel of land at our Washingtonian North property located in Gaithersburg, Maryland. The letter of intent caused us to reevaluate our strategy for the land and based on a shorter than expected hold period, we reduced the carrying value of the land to the estimated net sales price and recognized an impairment loss of approximately $1.8 million during the nine months ended September 30, 2016.
Depreciation and Amortization
Depreciation expense may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP.  This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties.  The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in depreciation expense. For additional information see the Explanatory Note.
Boston Properties, Inc.
Depreciation and amortization increased approximately $41.3 million for the nine months ended September 30, 2016 compared to 2015, as detailed below.

Portfolio	Depreciation and Amortization for the nine months ended September 30,
	2016	2015	Change
	(in thousands)
Same Property Portfolio (1)	$450,730	$460,478	$(9,748)
Properties Placed in-Service Portfolio	11,119	2,763	8,356
Properties Acquired Portfolio	1,719	—	1,719
Properties in Development or Redevelopment Portfolio (2)	52,695	2,351	50,344
Properties Sold Portfolio	108	9,490	(9,382)
	$516,371	$475,082	$41,289
___________

(1)
The decrease is due to the fact that during the nine months ended September 30, 2015, we accelerated depreciation and amortization at 767 Fifth Avenue (the General Motors Building) in New York City due to a lease termination. This acceleration was partially offset by an increase in depreciation and amortization at 250 West 55th Street in New York City due to the commencement of several new leases and therefore the leased percentage increased from approximately 81% at September 30, 2015 to approximately 85% at September 30, 2016. Leasehold improvements and leasing commissions are depreciated and amortized over their respective lease terms. In addition, during the nine months ended September 30, 2016, we commenced the repositioning of 1330 Connecticut Avenue in Washington, DC and therefore accelerated depreciation and amortization on the portion of the building that is being repositioned.

(2)
On August 19, 2016, the consolidated entity in which we have a 55% interest and that owns 601 Lexington Avenue located in New York City commenced the redevelopment of the six-story low-rise office and retail building component of the complex. The redeveloped portion of the low-rise building will contain approximately 195,000 net rentable square feet of Class A office space and approximately 25,000 net rentable square feet of retail space. We recorded approximately $50.8 million, including $3.2 million related to the step-up of real estate assets, of accelerated depreciation expense for the portion of the complex to be demolished.

Boston Properties Limited Partnership
Depreciation and amortization increased approximately $38.1 million for the nine months ended September 30, 2016 compared to 2015, as detailed below.

Portfolio	Depreciation and Amortization for the nine months ended September 30,
	2016	2015	Change
	(in thousands)
Same Property Portfolio (1)	$444,775	$454,483	$(9,708)
Properties Placed in-Service Portfolio	11,119	2,763	8,356
Properties Acquired Portfolio	1,719	—	1,719
Properties in Development or Redevelopment Portfolio (2)	49,513	2,351	47,162
Properties Sold Portfolio	108	9,490	(9,382)
	$507,234	$469,087	$38,147
___________

(1)	Refer to footnote 1 of the BXP depreciation and amortization table above for an explanation of the change in the Same Property Portfolio depreciation and amortization.

(2)
On August 19, 2016, the consolidated entity in which we have a 55% interest and that owns 601 Lexington Avenue located in New York City commenced the redevelopment of the six-story low-rise office and retail building component of the complex. The redeveloped portion of the low-rise building will contain approximately 195,000 net rentable square feet of Class A office space and approximately 25,000 net rentable square feet of retail space. We recorded approximately $47.6 million of accelerated depreciation expense for the portion of the complex to be demolished.

Other Income and Expense Items
Income from Unconsolidated Joint Ventures
For the nine months ended September 30, 2016 compared to 2015, income from unconsolidated joint ventures decreased by approximately $15.1 million due primarily to an approximately $12.5 million decrease in our share of net income from 901 New York Avenue in Washington, DC. During the nine months ended September 30, 2015, we received a distribution of approximately $24.5 million, which was generated from the excess loan proceeds from the joint venture’s refinancing of its mortgage loan to a new 10-year mortgage loan totaling $225.0 million.  Our allocation of income and distributions for the nine months ended September 30, 2015 was not proportionate to our nominal ownership interest as a result of the achievement of specified investment return thresholds, as provided for in the joint venture agreement. In addition, we had an approximately $2.6 million decrease in our share of net income from our Annapolis Junction joint venture. The decrease in our share of net income from the Annapolis Junction joint venture is primarily due to an increase in interest expense and depreciation and amortization expense as a result of Annapolis Junction Building Seven and Building Eight no longer being in development. These two buildings have construction loans and, therefore, the venture capitalized the interest and did not expense it during the development period. These decreases were partially offset by the acquisition of Colorado Center located in Santa Monica, California (Refer to Note 4 to the Consolidated Financial Statements).
Interest and Other Income
Interest and other income increased approximately $0.3 million for the nine months ended September 30, 2016 compared to 2015 due primarily to a purchase rebate program in which we participated, partially offset by a decrease in interest income.
Gains (Losses) from Investments in Securities
Gains (losses) from investments in securities for the nine months ended September 30, 2016 and 2015 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for BXP’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to BXP’s officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the nine months ended September 30, 2016 and 2015, we recognized gains (losses) of approximately $1.7 million and $(1.1) million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $1.7 million and $(1.1) million during the nine months ended September 30, 2016 and 2015, respectively, as a result of increases (decreases) in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.
Interest Expense
Interest expense decreased approximately $11.1 million for the nine months ended September 30, 2016 compared to 2015 as detailed below:

Component	Change in interest expense for the nine months ended September 30, 2016 compared to September 30, 2015
(in thousands)
Increases to interest expense due to:
Issuance of $1.0 billion in aggregate principal of 3.650% senior notes due 2026 on January 20, 2016	$25,612
Issuance of $1.0 billion in aggregate principal of 2.750% senior notes due 2026 on August 17, 2016	3,410
Increase in interest expense for the Outside Members’ Notes Payable for 767 Fifth Avenue (the General Motors Building) (1)	2,611
Total increases to interest expense	31,633
Decreases to interest expense due to:
Defeasance of the mortgage loan collateralized by 100 & 200 Clarendon Street on December 15, 2015	(24,595)
Repayment of mortgage financings (2)	(9,992)
Sale of 505 9th Street, N.W. on September 18, 2015	(4,934)
Increase in capitalized interest (3)	(3,038)
Other interest expense (excluding senior notes)	(139)
Total decreases to interest expense	(42,698)
Total change in interest expense	$(11,065)
___________

(1)
The related interest expense from the Outside Members’ Notes Payable totaled approximately $25.4 million and $22.8 million for the nine months ended September 30, 2016 and 2015, respectively. These amounts are allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.

(2)	Includes the repayment of Kingstowne Two and Kingstowne Retail, Fountain Square, Embarcadero Center Four and 599 Lexington Avenue.

(3)
The increase was primarily due to the commencement and continuation of several development projects. For a list of development projects refer to “Liquidity and Capital Resources” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the nine months ended September 30, 2016 and 2015 was approximately $29.0 million and $25.9 million, respectively. These costs are not included in the interest expense referenced above.
We estimate interest expense will be approximately $403 million to $407 million for 2016. This amount is net of approximately $37 million to $42 million of capitalized interest. These estimates assume that we do not complete a financing during the remainder of 2016. In addition, we estimate interest expense will be approximately $378 million to $391 million for 2017. This amount is net of approximately $50 million to $60 million of capitalized interest. These estimates assume that we complete the refinancing of the $1.6 billion of mortgage/mezzanine loans secured by direct and indirect interests in 767 Fifth Avenue (the General Motors Building) in New York City at market rates. If we elect to increase our indebtedness, then our interest expense will increase. In addition, if we refinance, prepay or repurchase existing indebtedness prior to its maturity, we may incur prepayment penalties, realize the acceleration of amortized costs, and our actual interest expense may differ materially from the estimates above.

At September 30, 2016, our variable rate debt consisted of BPLP’s $1.0 billion Unsecured Line of Credit, of which no amount was outstanding at September 30, 2016. For a summary of our consolidated debt as of September 30, 2016 and September 30, 2015 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Losses from Early Extinguishments of Debt
On September 1, 2016, we used a portion of the net proceeds from BPLP’s offering of senior unsecured notes and available cash to repay the mortgage loan collateralized by our 599 Lexington Avenue property located in New York City totaling $750.0 million. The mortgage loan bore interest at a fixed rate of 5.57% per annum (5.41% per annum GAAP interest rate) and was scheduled to mature on March 1, 2017. There was no prepayment penalty. We recognized a gain from early extinguishment of debt totaling approximately $0.4 million consisting of the acceleration of the remaining balance related to the effective portion of a previous interest rate hedging program included within accumulated other comprehensive loss, offset by the write-off of unamortized deferred financing costs.
On September 1, 2016, we used a portion of the net proceeds from BPLP’s offering of senior unsecured notes and available cash to repay the mortgage loan collateralized by our Embarcadero Center Four property located in San Francisco, California totaling approximately $344.8 million. The mortgage loan bore interest at a fixed rate of 6.10% per annum (7.02% per annum GAAP interest rate) and was scheduled to mature on December 1, 2016. There was no prepayment penalty. We recognized a loss from early extinguishment of debt totaling approximately $0.7 million consisting of the write-off of unamortized deferred financing costs and the acceleration of the remaining balance related to the effective portion of a previous interest rate hedging program included within accumulated other comprehensive loss.
Losses from Interest Rate Contracts
On August 17, 2016, in conjunction with BPLP’s offering of senior unsecured notes, we terminated forward-starting interest rate swap contracts that fixed the 10-year swap rate at a weighted-average rate of approximately 2.423% per annum on notional amounts aggregating $550.0 million. We cash-settled the contracts and made cash payments to the counterparties aggregating approximately $49.3 million. We recognized approximately $0.1 million of losses on interest rate contracts during the nine months ended September 30, 2016 related to the partial ineffectiveness of the interest rate contracts. We will reclassify into earnings over the 10-year term of the 2.750% senior unsecured notes due 2026 as an increase to interest expense approximately $49.2 million (or approximately $4.9 million per year) of the amounts recorded on our consolidated balance sheets within accumulated other comprehensive loss, which represents the effective portion of the applicable interest rate contracts.
Gains on Sales of Real Estate
The gains on sales of real estate may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP. This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in the gains on sales of real estate when those properties are sold. For additional information see the Explanatory Note.

Boston Properties, Inc.
Gains on sales of real estate decreased approximately $214.0 million for the nine months ended September 30, 2016 compared to 2015, respectively, as detailed below.

Name	Date sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2016
415 Main Street	February 1, 2016	Office	231,000	$105.4	$104.9	$60.8
Broad Run Business Park	August 16, 2016	Land	N/A	18.0	17.9	13.0
				$123.4	$122.8	$73.8	(1)
2015
Washingtonian North	February 19, 2015	Land	N/A	$8.7	$8.3	$3.7
Residences on The Avenue (2)	March 17, 2015	Residential	323,050	196.0	192.5	91.4
505 9th Street (3)	September 15, 2015	Office	322,000	318.0	194.6	199.5
				$522.7	$395.4	$294.6
___________

(1)
Excludes approximately $6.8 million of a gain on sale of real estate recognized during the nine months ended September 30, 2016 related to a previously deferred gain amount from the 2014 sale of Patriots Park located in Reston, Virginia.

(2)
This property has 335 apartment units and approximately 50,000 net rentable square feet of retail space. We have agreed to provide net operating income support of up to $6.0 million should the property’s net operating income fail to achieve certain thresholds. As of September 30, 2016, we have a remaining obligation of approximately $3.7 million. This amount has been recorded as a reduction to the gain on sale. This property is subject to a ground lease that expires on February 1, 2068.

(3)
This property was owned by a consolidated entity in which we had a 50% interest. The buyer assumed the mortgage loan which had a balance of $117.0 million. Approximately $101.1 million of the gain on sale of real estate was allocated to the outside partners and is included within Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.

Boston Properties Limited Partnership
Gains on sales of real estate decreased approximately $212.0 million for the nine months ended September 30, 2016 compared to 2015, respectively, as detailed below.

Name	Date sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2016
415 Main Street	February 1, 2016	Office	231,000	$105.4	$104.9	$63.0
Broad Run Business Park	August 16, 2016	Land	N/A	18.0	17.9	13.0
				$123.4	$122.8	$76.0	(1)
2015
Washingtonian North	February 19, 2015	Land	N/A	$8.7	$8.3	$3.7
Residences on The Avenue (2)	March 17, 2015	Residential	323,050	196.0	192.5	91.4
505 9th Street (3)	September 15, 2015	Office	322,000	318.0	194.6	199.7
				$522.7	$395.4	$294.8
___________

(1)
Excludes approximately $6.8 million of a gain on sale of real estate recognized during the nine months ended September 30, 2016 related to a previously deferred gain amount from the 2014 sale of Patriots Park located in Reston, Virginia.

(2)
This property has 335 apartment units and approximately 50,000 net rentable square feet of retail space. We have agreed to provide net operating income support of up to $6.0 million should the property’s net operating income fail to achieve certain thresholds. As of September 30, 2016, we have a remaining obligation of approximately $3.7 million. This amount has been recorded as a reduction to the gain on sale. This property is subject to a ground lease that expires on February 1, 2068.

(3)
This property was owned by a consolidated entity in which we had a 50% interest. The buyer assumed the mortgage loan which had a balance of $117.0 million. Approximately $101.1 million of the gain on sale of real estate was allocated to the outside partners and is included within Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.

Noncontrolling interests in property partnerships
Noncontrolling interests in property partnerships decreased by approximately $139.7 million for the nine months ended September 30, 2016 compared to 2015 as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the nine months ended September 30,
	2016	2015	Change
	(in thousands)
505 9th Street (1)	$—	$103,507	$(103,507)
Fountain Square (2)	—	5,121	(5,121)
Salesforce Tower	(3)	—	(3)
767 Fifth Avenue (the General Motors Building) (3)	(15,477)	(13,946)	(1,531)
Times Square Tower	20,110	20,025	85
601 Lexington Avenue (4)	(14,221)	14,985	(29,206)
100 Federal Street	2,683	3,005	(322)
Atlantic Wharf Office	6,961	7,015	(54)
	$53	$139,712	$(139,659)
___________

(1)	On September 18, 2015, we sold this property and approximately $101.1 million of the gain was allocated to the outside partners (See Note 9 to the Consolidated Financial Statements).

(2)	On September 15, 2015, we acquired our partners’ nominal 50% interest (See Note 9 to the Consolidated Financial Statements).

(3)
The net loss allocation is primarily due to the partners’ share of the interest expense for the outside members’ notes payable which was $25.4 million and $22.8 million for the nine months ended September 30, 2016 and 2015, respectively.

(4)
On August 19, 2016, the consolidated entity in which we have a 55% interest and that owns this property commenced the redevelopment of the six-story low-rise office and retail building component of the complex. The redeveloped portion of the low-rise building will contain approximately 195,000 net rentable square feet of Class A office space and approximately 25,000 net rentable square feet of retail space. We will capitalize incremental costs during the redevelopment. BXP and BPLP recognized approximately $50.8 million and $47.6 million, respectively, of depreciation expense associated with the acceleration of depreciation on the assets being removed from service and demolished as part of the redevelopment of the property. Approximately $21.4 million of those amounts was allocated to the outside partners.

Noncontrolling interest - Common Units of the Operating Partnership
For BXP, noncontrolling interest–common units of the Operating Partnership decreased by approximately $8.8 million for the nine months ended September 30, 2016 compared to 2015 due primarily to a decrease in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2015, partially offset by a decrease in the noncontrolling interest’s ownership percentage. Due to our UPREIT ownership structure, there is no corresponding line item on BPLP’s financial statements.
Results of Operations for the Three Months Ended September 30, 2016 and 2015
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders decreased approximately $107.3 million and $116.3 million for the three months ended September 30, 2016 compared to 2015, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Below are reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to NOI and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to NOI for the three months ended September 30, 2016 and 2015. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 51.

Boston Properties, Inc.

	Total Property Portfolio
	2016	2015	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$76,753	$184,082	$(107,329)	(58.30)%
Preferred dividends	2,589	2,647	(58)	(2.19)%
Net Income Attributable to Boston Properties, Inc.	79,342	186,729	(107,387)	(57.51)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	9,387	21,302	(11,915)	(55.93)%
Noncontrolling interests in property partnerships	(17,225)	115,240	(132,465)	(114.95)%
Net Income	71,504	323,271	(251,767)	(77.88)%
Gains on sales of real estate	12,983	199,479	(186,496)	(93.49)%
Income Before Gains on Sales of Real Estate	58,521	123,792	(65,271)	(52.73)%
Other Expenses:
Losses from interest rate contracts	140	—	140	100.00%
Losses from early extinguishments of debt	371	—	371	100.00%
Interest expense	104,641	108,727	(4,086)	(3.76)%
Other Income:
Gains (losses) from investments in securities	976	(1,515)	2,491	164.42%
Interest and other income	3,628	3,637	(9)	(0.25)%
Income from unconsolidated joint ventures	1,464	2,647	(1,183)	(44.69)%
Operating Income	157,605	227,750	(70,145)	(30.80)%
Other Expenses:
Depreciation and amortization	203,748	153,015	50,733	33.16%
Impairment loss	1,783	—	1,783	100.00%
Transaction costs	249	254	(5)	(1.97)%
General and administrative expense	25,165	20,944	4,221	20.15%
Other Revenue:
Development and management services	6,364	5,912	452	7.65%
Net Operating Income	$382,186	$396,051	$(13,865)	(3.50)%

Boston Properties Limited Partnership

	Total Property Portfolio
	2016	2015	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$91,306	$207,626	$(116,320)	(56.02)%
Preferred distributions	2,589	2,647	(58)	(2.19)%
Net Income Attributable to Boston Properties Limited Partnership	93,895	210,273	(116,378)	(55.35)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	(17,225)	115,240	(132,465)	(114.95)%
Net Income	76,670	325,513	(248,843)	(76.45)%
Gains on sales of real estate	12,983	199,723	(186,740)	(93.50)%
Income Before Gains on Sales of Real Estate	63,687	125,790	(62,103)	(49.37)%
Other Expenses:
Losses from interest rate contracts	140	—	140	100.00%
Losses from early extinguishments of debt	371	—	371	100.00%
Interest expense	104,641	108,727	(4,086)	(3.76)%
Other Income:
Gains (losses) from investments in securities	976	(1,515)	2,491	164.42%
Interest and other income	3,628	3,637	(9)	(0.25)%
Income from unconsolidated joint ventures	1,464	2,647	(1,183)	(44.69)%
Operating Income	162,771	229,748	(66,977)	(29.15)%
Other Expenses:
Depreciation and amortization	198,582	151,017	47,565	31.50%
Impairment loss	1,783	—	1,783	100.00%
Transaction costs	249	254	(5)	(1.97)%
General and administrative expense	25,165	20,944	4,221	20.15%
Other Revenue:
Development and management services	6,364	5,912	452	7.65%
Net Operating Income	$382,186	$396,051	$(13,865)	(3.50)%
Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015.
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 144 properties totaling approximately 38.6 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to July 1, 2015 and owned and in service through September 30, 2016. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after July 1, 2015 or disposed of on or prior to September 30, 2016. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended September 30, 2016 and 2015 with respect to the properties that were placed in-service, acquired, in development or redevelopment or sold.

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties Acquired Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2016	2015	Increase/ (Decrease)	% Change	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$579,942	$575,219	$4,723	0.82%	$19,900	$6,029	$1,354	$—	$1,112	$5,656	$—	$10,749	$602,308	$597,653	$4,655	0.78%
Termination Income	836	10,133	(9,297)	(91.75)%	—	—	—	—	(1,006)	(544)	—	—	(170)	9,589	(9,759)	(101.77)%
Total Rental Revenue	580,778	585,352	(4,574)	(0.78)%	19,900	6,029	1,354	—	106	5,112	—	10,749	602,138	607,242	(5,104)	(0.84)%
Real Estate Operating Expenses	218,906	211,390	7,516	3.56%	5,017	1,520	281	—	2,133	2,009	—	3,343	226,337	218,262	8,075	3.70%
Net Operating Income (Loss), excluding residential and hotel	361,872	373,962	(12,090)	(3.23)%	14,883	4,509	1,073	—	(2,027)	3,103	—	7,406	375,801	388,980	(13,179)	(3.39)%
Residential Net Operating Income (1)	2,772	2,577	195	7.57%	—	—	—	—	(623)	—	—	—	2,149	2,577	(428)	(16.61)%
Hotel Net Operating Income (1)	4,236	4,494	(258)	(5.74)%	—	—	—	—	—	—	—	—	4,236	4,494	(258)	(5.74)%
Net Operating Income (1)	$368,880	$381,033	$(12,153)	(3.19)%	$14,883	$4,509	$1,073	$—	$(2,650)	$3,103	$—	$7,406	$382,186	$396,051	$(13,865)	(3.50)%
_______________

(1)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 51. Residential Net Operating Income for the three months ended September 30, 2016 and 2015 are comprised of Residential Revenue of $4,372 and $4,111 less Residential Expenses of $2,223 and $1,534, respectively. Hotel Net Operating Income for the three months ended September 30, 2016 and 2015 are comprised of Hotel Revenue of $12,354 and $12,619 less Hotel Expenses of $8,118 and $8,125, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Rental Revenue
Rental revenue from the Same Property Portfolio increased approximately $4.7 million for the three months ended September 30, 2016 compared to 2015. The increase was primarily the result of an increase of approximately $5.7 million in revenue from our leases partially offset by a decrease in other tenant recoveries and parking and other income of approximately $1.0 million. Rental revenue from our leases increased approximately $5.7 million as a result of our average revenue per square foot increasing by approximately $1.33, contributing approximately $11.4 million, partially offset by a decrease of approximately $5.7 million due to a decrease in average occupancy from 92.4% to 91.2%.
Termination Income
Termination income decreased by approximately $9.3 million for the three months ended September 30, 2016 compared to 2015.
Termination income for the three months ended September 30, 2016 related to nine tenants across the Same Property Portfolio and totaled approximately $0.8 million.
Termination income for the three months ended September 30, 2015 related to thirteen tenants across the Same Property Portfolio and totaled approximately $10.1 million, of which approximately $5.1 million and $1.3 million related to early terminations in our New York and San Francisco regions, respectively, and $0.1 million related to early terminations in the Boston and Washington, DC regions. The termination income from the New York region was primarily due to our negotiated early termination of a tenant at 767 Fifth Avenue (the General Motors Building), a tenant at 601 Lexington Avenue and a tenant in Princeton, New Jersey each in order to accommodate leasing the space to other tenants. Approximately $2.5 million of our termination income for the three months ended September 30, 2015 was non-cash and resulted from the acceleration of “above-” and “below-market” lease revenue and straight-line rent adjustments.
In addition, on September 9, 2015 we received the third interim distribution from our unsecured creditor claim against Lehman Brothers, Inc. totaling approximately $3.6 million (See Note 8 to the Consolidated Financial Statements).
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased approximately $7.5 million, or 3.6% for the three months ended September 30, 2016 compared to 2015 due primarily to increases in real estate taxes and repairs and maintenance of approximately $4.8 million, or 4.7% and $2.8 million, or 9.1%, respectively, which was partially offset by a decrease in other real estate operating expenses across the regions of approximately $0.1 million, or 0.1%. The increases in real estate taxes and repairs and maintenance, were primarily experienced in the New York CBD properties.
Properties Placed In-Service Portfolio
The table below lists the properties placed in-service or partially placed in-service from July 1, 2015 through September 30, 2016. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $13.9 million and $3.5 million, respectively, for the three months ended September 30, 2016 compared to 2015 as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2016	2015	Change	2016	2015	Change
				(dollars in thousands)
535 Mission Street	Fourth Quarter, 2014	Fourth Quarter, 2015	307,235	$6,146	$3,526	$2,620	$1,779	$1,153	$626
690 Folsom Street	Fourth Quarter, 2014	Fourth Quarter, 2015	26,080	516	262	254	90	67	23
The Point (1)	Third Quarter, 2015	Fourth Quarter, 2015	16,300	202	17	185	53	1	52
601 Massachusetts Avenue	Third Quarter, 2015	Second Quarter, 2016	478,883	8,638	2,224	6,414	1,938	299	1,639
804 Carnegie Center	Second Quarter, 2016	Second Quarter, 2016	130,000	1,413	—	1,413	364	—	364
10 CityPoint	Second Quarter, 2016	Second Quarter, 2016	241,460	2,811	—	2,811	740	—	740
Reservoir Place North	Second Quarter, 2016	N/A	73,000	—	—	—	34	—	34
888 Boylston Street	Third Quarter, 2016	N/A	425,000	174	—	174	19	—	19
			1,697,958	$19,900	$6,029	$13,871	$5,017	$1,520	$3,497
___________

(1)	This is a retail property.
Properties Acquired Portfolio
On April 22, 2016, we acquired 3625-3635 Peterson Way located in Santa Clara, California for a purchase price of approximately $78.0 million in cash. 3625-3635 Peterson Way is an approximately 218,000 net rentable square foot office property. The property is 100% leased to a single tenant through March 2021. Following the lease expiration, we intend to develop the site into a Class A office campus containing an aggregate of approximately 632,000 net rentable square feet. During the three months ended September 30, 2016, this building had revenue and real estate operating expenses of approximately $1.4 million and $0.3 million, respectively. We did not acquire any properties during the three months ended September 30, 2015.
Properties in Development or Redevelopment Portfolio
On August 19, 2016, the consolidated entity in which we have a 55% interest and that owns 601 Lexington Avenue located in New York City commenced the redevelopment of the six-story low-rise office and retail building component of the complex. The redeveloped portion of the low-rise building will contain approximately 195,000 net rentable square feet of Class A office space and approximately 25,000 net rentable square feet of retail space. For the three months ended September 30, 2016 and 2015, this building had revenue of approximately $0.1 million and $5.1 million, which included approximately $(1.0) million and $(0.5) million of termination fees, respectively. In addition, real estate operating expenses for the three months ended September 30, 2016 and 2015 were approximately $2.1 million and $2.0 million, respectively. Included in the real estate operating expenses for the three months ended September 30, 2016 were approximately $0.7 million of demolition costs.
In addition, during the three months ended September 30, 2016, we incurred approximately $0.6 million of demolition costs related to our Cambridge Residential / 88 Ames Street development project.
Properties Sold Portfolio
The table below lists the properties we sold between July 1, 2015 and September 30, 2016. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased approximately $10.7 million and $3.3 million, respectively, for the three months ended September 30, 2016 compared to 2015 as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2016	2015	Change	2016	2015	Change
				(dollars in thousands)
Office
505 9th Street, N.W. (1)	September 18, 2015	Office	322,000	$—	$5,139	$(5,139)	$—	$1,159	$(1,159)
Innovation Place (2)	December 17, 2015	Office	574,000	—	586	(586)	—	683	(683)
415 Main Street	February 1, 2016	Office	231,000	—	5,024	(5,024)	—	1,501	(1,501)
			1,127,000	$—	$10,749	$(10,749)	$—	$3,343	$(3,343)

___________

(1)	This property was owned by a consolidated entity in which we had a 50% interest.

(2)	This is a 26-acre site with one occupied and three vacant office buildings.
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $0.2 million for the three months ended September 30, 2016 compared to 2015.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and The Avant at Reston Town Center for the three months ended September 30, 2016 and 2015.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center
	2016	2015	Percentage Change	2016	2015	Percentage Change
Average Monthly Rental Rate (1)	$4,146	$4,054	2.3%	$2,429	$2,264	7.3%
Average Rental Rate Per Occupied Square Foot	$4.63	$4.53	2.2%	$2.68	$2.45	9.4%
Average Physical Occupancy (2)	97.3%	95.4%	2.0%	95.6%	94.4%	1.3%
Average Economic Occupancy (3)	97.7%	97.1%	0.6%	95.6%	93.9%	1.8%
___________

(1)	Average Monthly Rental Rates are calculated by us as rental revenue in accordance with GAAP, divided by the weighted monthly average number of occupied units.

(2)	Average Physical Occupancy is defined as the average number of occupied units divided by the total number of units, expressed as a percentage.

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

Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property decreased by approximately $0.3 million for the three months ended September 30, 2016 compared to 2015.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended September 30, 2016 and 2015.

	2016	2015	Percentage Change
Occupancy	87.2%	86.8%	0.5%
Average daily rate	$279.03	$288.43	(3.3)%
Revenue per available room, REVPAR	$243.19	$250.41	(2.9)%
Operating Income and Expense Items
Development and Management Services
Development and management services income increased an aggregate of approximately $0.5 million for the three months ended September 30, 2016 compared to 2015. Development income increased by approximately $0.2 million and management service income increased by approximately $0.3 million. The increase in development income is primarily due to an increase in development fees partially offset by a decrease in fees earned on tenant improvement buildouts. The increase in development fees is from our Boston and New York joint ventures as well as an increase in our San Francisco third-party developments fees. Management service income increased primarily due to property management fees we earned from our Colorado Center joint venture, which we acquired on July 1, 2016, in Santa Monica, California.

General and Administrative
General and administrative expenses increased approximately $4.2 million for the three months ended September 30, 2016 compared to 2015 which was primarily due to an increase in overall compensation expense of approximately $5.0 million partially offset by a decrease in taxes and other general and administrative expenses of approximately $0.8 million. The increase in compensation expense was primarily related to (1) an approximately $2.5 million increase in the value of our deferred compensation plan, (2) an approximately $0.9 million difference between the unrecognized expense remaining from the 2013 MYLTIP Units compared to the expense that was recognized during the three months ended September 30, 2016 for the newly issued 2016 MYLTIP Units (See Note 9 to the Consolidated Financial Statements) and (3) an overall increase in other compensation expense of approximately $1.6 million.
Wages directly related to the development and leasing of rental properties are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset. Capitalized wages for the three months ended September 30, 2016 and 2015 were approximately $4.2 million and $4.1 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Impairment Loss
On September 27, 2016, we executed a letter of intent for the sale of the remaining parcel of land at our Washingtonian North property located in Gaithersburg, Maryland. The letter of intent caused us to reevaluate our strategy for the land and based on a shorter than expected hold period, we reduced the carrying value of the land to the estimated net sales price and recognized an impairment loss of approximately $1.8 million during the three months ended September 30, 2016.
Depreciation and Amortization
Depreciation expense may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP.  This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties.  The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in depreciation expense. For additional information see the Explanatory Note.
Boston Properties, Inc.
Depreciation and amortization increased approximately $50.7 million for the three months ended September 30, 2016 compared to 2015, respectively, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended September 30,
	2016	2015	Change
	(in thousands)
Same Property Portfolio	$146,841	$146,344	$497
Properties Placed in-Service Portfolio	4,549	1,459	3,090
Properties Acquired Portfolio	973	—	973
Properties in Development or Redevelopment Portfolio (1)	51,385	515	50,870
Properties Sold Portfolio	—	4,697	(4,697)
	$203,748	$153,015	$50,733
___________

(1)
On August 19, 2016, the consolidated entity in which we have a 55% interest and that owns 601 Lexington Avenue located in New York City commenced the redevelopment of the six-story low-rise office and retail building component of the complex. The redeveloped portion of the low-rise building will contain approximately 195,000 net rentable square feet of Class A office space and approximately 25,000 net rentable square feet of retail space. We recorded approximately $50.8 million, including $3.2 million related to the step-up of real estate assets, of accelerated depreciation expense for the portion of the complex to be demolished.

Boston Properties Limited Partnership
Depreciation and amortization increased approximately $47.6 million for the three months ended September 30, 2016 compared to 2015, respectively, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended September 30,
	2016	2015	Change
	(in thousands)
Same Property Portfolio	$144,857	$144,346	$511
Properties Placed in-Service Portfolio	4,549	1,459	3,090
Properties Acquired Portfolio	973	—	973
Properties in Development or Redevelopment Portfolio (1)	48,203	515	47,688
Properties Sold Portfolio	—	4,697	(4,697)
	$198,582	$151,017	$47,565
___________

(1)
On August 19, 2016, the consolidated entity in which we have a 55% interest and that owns 601 Lexington Avenue located in New York City commenced the redevelopment of the six-story low-rise office and retail building component of the complex. The redeveloped portion of the low-rise building will contain approximately 195,000 net rentable square feet of Class A office space and approximately 25,000 net rentable square feet of retail space. We recorded approximately $47.6 million of accelerated depreciation expense for the portion of the complex to be demolished.

Other Income and Expense Items
Income from Unconsolidated Joint Ventures
For the three months ended September 30, 2016 compared to 2015, income from unconsolidated joint ventures decreased by approximately $1.2 million due primarily to a decrease in our share of net income from our Annapolis Junction joint venture which is primarily due to a decrease in occupancy at Annapolis Junction Building One and an increase in interest expense and depreciation and amortization expense as a result of Annapolis Junction Building Seven and Building Eight no longer being in development. These two buildings have construction loans and, therefore, the venture capitalized the interest and did not expense it during the development period. These decreases were partially offset by the acquisition of Colorado Center located in Santa Monica, California (Refer to Note 4 to the Consolidated Financial Statements).
Gains (Losses) from Investments in Securities
Gains (losses) from investments in securities for the three months ended September 30, 2016 and 2015 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for BXP’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to BXP’s officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the three months ended September 30, 2016 and 2015, we recognized gains (losses) of approximately $1.0 million and $(1.5) million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $1.0 million and $(1.5) million during the three months ended September 30, 2016 and 2015, respectively, as a result of increases (decreases) in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by officers of BXP participating in the plan.

Interest Expense
Interest expense decreased approximately $4.1 million for the three months ended September 30, 2016 compared to 2015 as detailed below:

Component	Change in interest expense for the three months ended September 30, 2016 compared to September 30, 2015
(in thousands)
Increases to interest expense due to:
Issuance of $1.0 billion in aggregate principal of 3.650% senior notes due 2026 on January 20, 2016	$9,187
Issuance of $1.0 billion in aggregate principal of 2.750% senior notes due 2026 on August 17, 2016	3,410
Increase in interest expense for the Outside Members’ Notes Payable for 767 Fifth Avenue (the General Motors Building) (1)	894
Increase in the fair value interest expense adjustment for 767 Fifth Avenue (the General Motors Building)	285
Other interest expense (excluding senior notes)	20
Total increases to interest expense	13,796
Decreases to interest expense due to:
Defeasance of the mortgage loan collateralized by 100 & 200 Clarendon Street on December 15, 2015	(8,368)
Repayment of mortgage financings (2)	(7,374)
Sale of 505 9th Street, N.W. on September 18, 2015	(1,453)
Increase in capitalized interest (3)	(687)
Total decreases to interest expense	(17,882)
Total change in interest expense	$(4,086)
___________

(1)
The related interest expense from the Outside Members’ Notes Payable totaled approximately $8.7 million and $7.8 million for the three months ended September 30, 2016 and 2015, respectively. These amounts are allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.

(2)	Includes the repayment of Kingstowne Two and Kingstowne Retail, Fountain Square, Embarcadero Center Four and 599 Lexington Avenue.

(3)
The increase was primarily due to the commencement and continuation of several development projects. For a list of development projects refer to “Liquidity and Capital Resources” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. As portion of properties are placed in-service, we cease capitalizing interest on the portion and interest is then expensed. Interest capitalized for the three months ended September 30, 2016 and 2015 was approximately $9.8 million and $9.1 million, respectively. These costs are not included in the interest expense referenced above.
At September 30, 2016, our variable rate debt consisted of BPLP’s $1.0 billion Unsecured Line of Credit, of which no amount was outstanding at September 30, 2016. For a summary of our consolidated debt as of September 30, 2016 and September 30, 2015 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Losses from Early Extinguishments of Debt
On September 1, 2016, we used a portion of the net proceeds from BPLP’s offering of senior unsecured notes and available cash to repay the mortgage loan collateralized by our 599 Lexington Avenue property located in New York City totaling $750.0 million. The mortgage loan bore interest at a fixed rate of 5.57% per annum (5.41% per annum GAAP interest rate) and was scheduled to mature on March 1, 2017. There was no prepayment penalty. We recognized a gain from early extinguishment of debt totaling approximately $0.4 million consisting of the acceleration of the remaining balance related to the effective portion of a previous interest rate hedging program included within accumulated other comprehensive loss, offset by the write-off of unamortized deferred financing costs.
On September 1, 2016, we used a portion of the net proceeds from BPLP’s offering of senior unsecured notes and available cash to repay the mortgage loan collateralized by our Embarcadero Center Four property located in San Francisco, California totaling approximately $344.8 million. The mortgage loan bore interest at a fixed rate of 6.10% per annum (7.02% per annum GAAP interest rate) and was scheduled to mature on December 1, 2016. There was no prepayment penalty. We recognized a loss from early extinguishment of debt totaling approximately $0.7 million consisting of the write-off of unamortized deferred financing costs and the acceleration of the remaining balance related to the effective portion of a previous interest rate hedging program included within accumulated other comprehensive loss.
Losses from Interest Rate Contracts
On August 17, 2016, in conjunction with BPLP’s offering of its 2.750% senior unsecured notes due 2026, we terminated forward-starting interest rate swap contracts that fixed the 10-year swap rate at a weighted-average rate of approximately 2.423% per annum on notional amounts aggregating $550.0 million. We cash-settled the contracts and made cash payments to the counterparties aggregating approximately $49.3 million. We recognized approximately $0.1 million of losses on interest rate contracts during the three months ended September 30, 2016 related to the partial ineffectiveness of the interest rate contracts. We will reclassify into earnings over the 10-year term of the 2.750% senior unsecured notes due 2026 as an increase to interest expense approximately $49.2 million (or approximately $4.9 million per year) of the amounts recorded on our consolidated balance sheets within accumulated other comprehensive loss, which represents the effective portion of the applicable interest rate contracts.
Gains on Sales of Real Estate
The gains on sales of real estate may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP. This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in the gains on sales of real estate when those properties are sold. For additional information see the Explanatory Note.
Boston Properties, Inc.
Gains on sales of real estate decreased approximately $186.5 million for the three months ended September 30, 2016 compared to 2015, respectively, as detailed below.

Name	Date sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2016
Broad Run Business Park	August 16, 2016	Land	N/A	$18.0	$17.9	$13.0
2015
505 9th Street (1)	September 15, 2015	Office	322,000	$318.0	$194.6	$199.5
___________

(1)
This property was owned by a consolidated entity in which we had a 50% interest. The buyer assumed the mortgage loan which had a balance of $117.0 million. Approximately $101.1 million of the gain on sale of real estate was allocated to the outside partners and is included within Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.

Boston Properties Limited Partnership
Gains on sales of real estate decreased approximately $186.7 million for the three months ended September 30, 2016 compared to 2015, respectively, as detailed below.

Name	Date sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2016
Broad Run Business Park	August 16, 2016	Land	N/A	$18.0	$17.9	$13.0
2015
505 9th Street (1)	September 15, 2015	Office	322,000	$318.0	$194.6	$199.7
___________

(1)
This property was owned by a consolidated entity in which we had a 50% interest. The buyer assumed the mortgage loan which had a balance of $117.0 million. Approximately $101.1 million of the gain on sale of real estate was allocated to the outside partners and is included within Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.

Noncontrolling interests in property partnerships
Noncontrolling interests in property partnerships decreased by approximately $132.5 million for the three months ended September 30, 2016 compared to 2015 as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended September 30,
	2016	2015	Change
	(in thousands)
505 9th Street (1)	$—	$102,224	$(102,224)
Fountain Square (2)	—	680	(680)
Salesforce Tower	(3)	—	(3)
767 Fifth Avenue (the General Motors Building) (3)	(5,938)	(3,308)	(2,630)
Times Square Tower	6,636	6,511	125
601 Lexington Avenue (4)	(21,141)	5,857	(26,998)
100 Federal Street	887	975	(88)
Atlantic Wharf Office	2,334	2,301	33
	$(17,225)	$115,240	$(132,465)
___________

(1)	On September 18, 2015, we sold this property and approximately $101.1 million of the gain was allocated to the outside partners (See Note 9 to the Consolidated Financial Statements).

(2)	On September 15, 2015, we acquired our partners’ nominal 50% interest (See Note 9 to the Consolidated Financial Statements).

(3)
The net loss allocation is primarily due to the partners’ share of the interest expense for the outside members’ notes payable, which was $8.7 million and $7.8 million for the three months ended September 30, 2016 and 2015, respectively.

(4)
On August 19, 2016, the consolidated entity in which we have a 55% interest and that owns this property commenced the redevelopment of the six-story low-rise office and retail building component of the complex. The redeveloped portion of the low-rise building will contain approximately 195,000 net rentable square feet of Class A office space and approximately 25,000 net rentable square feet of retail space. We will capitalize incremental costs during the redevelopment. BXP and BPLP recognized approximately $50.8 million and $47.6 million, respectively, of depreciation expense associated with the acceleration of depreciation on the assets being removed from service and demolished as part of the redevelopment of the property. Approximately $21.4 million of those amounts was allocated to the outside partners.

Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest–common units of the Operating Partnership decreased by approximately $11.9 million for the three months ended September 30, 2016 compared to 2015 due primarily to a decrease in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2015, partially offset by an increase in the noncontrolling interest’s ownership percentage. Due to our UPREIT ownership structure, there is no corresponding line item on BPLP’s financial statements.

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
We draw on multiple financing sources to fund our long-term capital needs. Our current consolidated development properties are expected to be funded with our available cash balances and BPLP’s Unsecured Line of Credit. BPLP’s Unsecured Line of Credit is utilized primarily as a bridge facility to fund acquisition opportunities, refinance outstanding indebtedness and meet short-term development and working capital needs. Although we may seek to fund our development projects with construction loans, which may be guaranteed by BPLP, the financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, the extent of pre-leasing and our available cash and access to cost effective capital at the given time.

The following table presents information on properties under construction and redevelopment as of September 30, 2016 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)	Estimated Total Investment(1)		Percentage Leased (2)
Office and Retail
1265 Main Street (50% ownership)	Fourth Quarter, 2016	Waltham, MA	1	115,000	$22,374	$26,090		100%
Prudential Center Retail Expansion (3)	Third Quarter, 2017	Boston, MA	—	15,000	9,108	10,760		100%
888 Boylston Street (4)	Fourth Quarter, 2017	Boston, MA	1	425,000	227,872	271,500		84%
Salesforce Tower (95% ownership)	First Quarter, 2019	San Francisco, CA	1	1,400,000	638,149	1,073,500		59%
The Hub on Causeway (50% ownership)	Fourth Quarter, 2019	Boston, MA	1	385,000	21,937	141,870		33%
Dock72 (50% ownership)	First Quarter, 2020	Brooklyn, NY	1	670,000	29,724	204,900		33%
Total Office and Retail Properties under Construction			5	3,010,000	949,164	1,728,620		55%
Residential
Cambridge Residential / 88 Ames (274 units)	First Quarter, 2019	Cambridge, MA	1	164,000	20,317	140,170		N/A
Reston Signature Site (508 units)	Second Quarter, 2020	Reston, VA	1	490,000	62,936	234,854	(5)	N/A
Reston Signature Site - Retail			—	24,600	—	—		81%
Total Residential Properties under Construction			2	678,600	83,253	375,024		59%	(6)
Redevelopment Properties
Reservoir Place North (7)	Third Quarter, 2017	Waltham, MA	1	73,000	14,999	24,510		—%
159 East 53rd Street (55% ownership) (8)	Fourth Quarter, 2019	New York, NY	—	220,000	8,246	106,000		—%
Total Redevelopment Properties under Construction			1	293,000	$23,245	$130,510		—%
Total Properties under Construction and Redevelopment			8	3,981,600	$1,055,662	$2,234,154		51%	(6)
___________

(1)	Represents our share. Includes net revenue during lease up period, acquisition expenses and approximately $68.9 million of construction cost and leasing commission accruals.

(2)	Represents percentage leased as of November 2, 2016, including leases with future commencement dates and excluding residential units.

(3)	As of November 2, 2016, this property was 39% placed in-service.

(4)	As of November 2, 2016, this property was 14% placed in-service.

(5)
Includes approximately $17 million for overbuilding parking structure to support future development requirements and excludes $10 million of the purchase price for the site that is allocated to rights for future development in Reston Town Center.

(6)	Includes approximately 9,000 square feet of retail space from the Cambridge Residential / 88 Ames development which is 0% leased.

(7)	As of November 2, 2016, this property was 4% placed in-service.

(8)	Formerly the low-rise portion of 601 Lexington Avenue.

Contractual rental revenue, recoveries from tenants, other income from operations, available cash balances and draws on BPLP’s Unsecured Line of Credit are our principal sources of capital used to pay operating expenses, debt service, maintenance capital expenditures, tenant improvements and the minimum distribution required to enable BXP to maintain its REIT qualification. We seek to maximize income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our property management, leasing and development and construction businesses, as well as the sale of assets from time to time. We believe our revenue, together with our cash balances and proceeds from financing activities, will continue to provide the funds necessary for our short-term liquidity needs, including our properties under development and redevelopment.

Material adverse changes in one or more sources of capital may adversely affect our net cash flows. Such changes, in turn, could adversely affect our ability to fund operating expenses, dividends and distributions, debt service payments, maintenance and repositioning capital expenditures and tenant improvements. In addition, a material adverse change in the cash provided by our operations may affect our ability to comply with the financial covenants under BPLP’s Unsecured Line of Credit and unsecured senior notes.
Our primary uses of capital will be the completion of our current development and redevelopment projects. As of September 30, 2016, our share of the remaining development and redevelopment costs that we expect to fund through 2020 is approximately $1.2 billion. With approximately $380 million of cash and cash equivalents and approximately $993.3 million available under BPLP’s Unsecured Line of Credit, as of November 2, 2016, we have sufficient capital to complete these projects. We believe that our strong liquidity, including our availability under BPLP’s Unsecured Line of Credit, and proceeds from debt financings and asset sales provide sufficient liquidity to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. We also have full availability under BXP’s $600 million at-the-market equity offering program.
Our consolidated debt maturities through the end of 2017 consist of indebtedness secured by direct and indirect interests in 767 Fifth Avenue (the General Motors Building) in New York City totaling approximately $1.8 billion.  Of this amount, approximately $0.2 billion represents outside members’ notes payable, which are allocated to our partners’ through noncontrolling interest.  Because the amount of each member loan as a percentage of the total amount of member loans is equal to each member's percentage ownership interest in the consolidated joint venture entity that owns 767 Fifth Avenue, we do not expect the joint venture to require cash to repay the loans.  Based on our 60% ownership of the consolidated entity that owns 767 Fifth Avenue, our share of the remaining $1.6 billion of maturing debt is approximately $960 million.  These loans having a total principal amount of $1.6 billion have a weighted-average coupon/stated interest rate of approximately 5.96% per annum, a GAAP interest rate of approximately 3.03% per annum and mature in October 2017, and they may be prepaid without penalty beginning in June 2017.
To reduce the risk associated with potential future interest rate increases prior to refinancing this debt, 767 Fifth Partners LLC, which is a subsidiary of the consolidated entity in which we have a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City, entered into forward-starting interest rate swap contracts that fix the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450 million. These swaps are targeting the refinancing of the property’s mortgage/mezzanine loans on June 1, 2017, and we currently expect to refinance these loans with a new secured financing (See Note 7 to the Consolidated Financial Statements).
Given the relatively low interest rates currently available to us in the debt markets, we may seek to enhance our liquidity to provide sufficient capacity to meet our debt obligations and to fund our remaining capital requirements on existing development projects, our foreseeable potential development activity and pursue attractive additional investment opportunities. Depending on interest rates and overall conditions in the public debt markets, we may determine to access the public debt markets in advance of the need for the funds and this may result in us carrying additional cash and cash equivalents pending BPLP’s use of the proceeds, and doing so would be dilutive to our earnings because it would increase our net interest expense.
REIT Tax Distribution Considerations
Dividend
As a REIT, BXP is subject to a number of organizational and operational requirements, including a requirement that BXP distribute at least 90% of its annual taxable income (excluding capital gains and with certain other adjustments). Our policy is for BXP to distribute at least 100% of its taxable income, including capital gains, to avoid paying federal tax. On December 17, 2015, BXP’s Board of Directors declared a special cash dividend of $1.25 per common share paid on January 28, 2016 to shareholders of record as of the close of business on December 31, 2015. The decision to declare a special dividend was primarily a result of the taxable gains associated with the sale of approximately $584 million of assets in 2015. The Board of Directors did not make any change to its policy with respect to regular quarterly dividends of $0.65 per common share. Common and LTIP unitholders of limited partnership interest in BPLP, as of the close of business on December 31, 2015, received the same total distribution per unit, on January 28, 2016.
Over the next few years, we expect our taxable income to grow meaningfully as a result of additional income from our development and redevelopment deliveries, income growth from our in-service portfolio and selective asset sales. As a result, to keep our dividend in line with our taxable income, we anticipate that our annual dividend is likely to increase in both the short term and long term. BXP’s Board of Directors will continue to evaluate BXP’s dividend rate in light of our actual and projected taxable income, liquidity requirements and other circumstances, and there can be no assurance that the future dividends declared by BXP’s Board of Directors will not differ materially from current amounts.

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
Cash and cash equivalents were approximately $0.4 billion and $1.4 billion at September 30, 2016 and 2015, respectively, representing a decrease of approximately $1.0 billion. The following table sets forth changes in cash flows:

	Nine months ended September 30,
	2016	2015	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$743,785	$608,878	$134,907
Net cash provided by (used in) investing activities	(1,104,384)	398,801	(1,503,185)
Net cash provided by (used in) financing activities	56,204	(1,383,751)	1,439,955
Our principal source of cash flow is related to the operation of our properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 7.3 years with occupancy rates historically in the range of 89% to 94%. Our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties, secured and unsecured borrowings and equity offerings of BXP.
For the nine months ended September 30, 2015, our total dividend/distribution payments exceeded our cash flow from operating activities due to the special dividend/distribution that was declared in December 2014 and paid to common stockholders of BXP and common unitholders of BPLP in January 2015. The cash flows distributed were primarily a result of the taxable gains associated with the sale of approximately $2.3 billion of assets during 2014 partially offset by our election to deduct costs that were capitalized in prior years that may now be deducted under the new Tangible Property Regulations and were included as part of cash flows provided by financing activities. Dividends/Distributions will generally exceed cash flows from operating activities during periods in which we sell significant real estate assets and the distribution of gains occurs in a different period.

Cash is provided by (used in) investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the nine months ended September 30, 2016 consisted primarily of development projects, tenant improvements and capital contributions to unconsolidated joint ventures partially offset by the proceeds from the sale of real estate. Cash provided by investing activities for the nine months ended September 30, 2015 consisted primarily of the proceeds from the sales of real estate partially offset by funding of our development projects, as detailed below:

	Nine months ended September 30,
	2016	2015
	(in thousands)
Acquisition of real estate (1)	$(78,000)	$—
Construction in progress (2)	(359,716)	(251,984)
Building and other capital improvements	(81,842)	(84,644)
Tenant improvements	(167,762)	(86,052)
Proceeds from sales of real estate (3)	122,750	389,457
Proceeds from sales of real estate placed in escrow (3)	(122,647)	(200,612)
Proceeds from sales of real estate released from escrow (3)	122,647	634,165
Cash placed in escrow for land sale contracts	—	(7,111)
Cash released from escrow for land sale contracts	1,403	3,250
Cash released from escrow for investing activities (4)	6,694	—
Capital contributions to unconsolidated joint ventures (5)	(546,982)	(20,863)
Capital distributions from unconsolidated joint ventures (6)	—	24,527
Investments in securities, net	(929)	(1,332)
Net cash provided by (used in) investing activities	$(1,104,384)	$398,801
___________

(1)
On April 22, 2016, we acquired 3625-3635 Peterson Way located in Santa Clara, California for a purchase price of approximately $78.0 million in cash (See Note 3 to the Consolidated Financial Statements).

(2)
Construction in progress for the nine months ended September 30, 2016 includes ongoing expenditures associated with 601 Massachusetts Avenue, 804 Carnegie Center, 10 CityPoint, Reservoir Place North, 888 Boylston Street and the Prudential Center retail expense, which were partially or fully placed in-service during the nine months ended September 30, 2016. In addition, we incurred costs associated with our continued development of Salesforce Tower, 159 East 53rd Street (the low-rise portion of 601 Lexington Avenue) and Cambridge and Reston Signature Site residential projects.

Construction in progress for the nine months ended September 30, 2015 includes ongoing expenditures associated with 690 Folsom Street, 535 Mission Street, 601 Massachusetts Avenue and The Point, which were partially placed in-service during the nine months ended September 30, 2015. In addition, we incurred costs associated with our continued development of 804 Carnegie Center, Salesforce Tower, 888 Boylston Street, 10 CityPoint, the Prudential Center retail expansion and Cambridge and Reston Signature Site residential projects.

(3)
On August 16, 2016, we completed the sale of a parcel of land within our Broad Run Business Park property located in Loudoun County, Virginia. Net cash proceeds totaled approximately $17.9 million. The sale of the land parcel was completed as part of a like-kind exchange under Section 1031 of the Internal Revenue Code.

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

(4)
Cash released from escrow for investing activities for the nine months ended September 30, 2016 was related to the release of an escrow account related to the repayment of the secured debt collateralized by our Fountain Square property located in Reston, Virginia (See Note 5 to the Consolidated Financial Statements).

(5)
Capital contributions to unconsolidated joint ventures for the nine months ended September 30, 2016 were primarily due to cash contributions of approximately $505.1 million, $15.3 million, $14.5 million and $11.8 million to our Colorado Center, Hub on Causeway, Dock72 and 1265 Main Street joint ventures, respectively. On July 1, 2016, we acquired a 49.8% interest in Colorado Center (See Note 4 to the Consolidated Financial Statements).

Capital contributions to unconsolidated joint ventures for the nine months ended September 30, 2015 were primarily due to cash contributions of approximately $5.3 million, $4.2 million and $10.3 million to our Hub on Causeway, 1265 Main Street and Dock72 joint ventures, respectively.

(6)
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

Cash provided by financing activities for the nine months ended September 30, 2016 totaled approximately $0.1 billion. This consisted primarily of the issuances by BPLP of $1.0 billion in aggregate principal amount of its 3.650% senior unsecured notes due 2026 and $1.0 billion in aggregate principal amount of its 2.750% senior unsecured notes due 2026, partially offset by the approximately $1.3 billion repayment of the secured debt collateralized by our Fountain Square, Embarcadero Center Four and 599 Lexington Avenue properties and the approximately $557.3 million payment of our regular and special dividends and distributions to our shareholders and unitholders. Future debt payments are discussed below under the heading “Capitalization—Debt Financing.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Combined Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Combined Debt to BXP’s Share of Combined Market Capitalization (dollars in thousands):

	September 30, 2016
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	153,773,012	153,773,012	$20,957,724	(2)
Common Operating Partnership Units	18,002,169	18,002,169	2,453,516	(3)
5.25% Series B Cumulative Redeemable Preferred Stock	80,000	—	200,000	(4)
Total Equity		171,775,181	$23,611,240

Consolidated Debt			$9,808,922
Add:
BXP’s share of unconsolidated joint venture debt (5)			350,225
Combined Debt			10,159,147
Subtract:
Partners’ share of Consolidated Debt (6)			(1,150,462)
BXP’s Share of Combined Debt			$9,008,685

Consolidated Market Capitalization			$33,420,162
BXP’s Share of Combined Market Capitalization			$32,619,925
Consolidated Debt/Consolidated Market Capitalization			29.35%
BXP’s Share of Combined Debt/BXP’s Share of Combined Market Capitalization			27.62%
_______________

(1)
Values based on the closing price per share of BXP’s Common Stock on September 30, 2016 of $136.29, except for the Series B Cumulative Redeemable Preferred Stock which have been valued at the liquidation preference of $2,500.00 per share (see Note 4 below).

(2)	As of September 30, 2016, includes 59,777 shares of restricted stock.

(3)	Includes 905,494 long-term incentive plan units (including 166,629 2012 OPP Units and 93,928 2013 MYLTIP Units), but excludes an aggregate of 1,314,993 MYLTIP Units granted between 2014 and 2016.

(4)
On or after March 27, 2018, BXP, at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into or exchangeable for any other security of BXP or any of its affiliates.

(5)	See page 85 for additional information.

(6)	See page 84 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT industry. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on September 30, 2016, as reported by the New York Stock Exchange, multiplied by (y) the sum of:

(i)	the number of outstanding shares of common stock of BXP,

(ii)	the number of outstanding OP Units in BPLP (excluding OP Units held by BXP),

(iii)	the number of OP Units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units,

(iv)	the number of OP Units issuable upon conversion of 2012 OPP Units that were issued in the form of LTIP Units, and

(v)	the number of OP Units issuable upon conversion of 2013 MYLTIP Units that were issued in the form of LTIP Units; plus

(3)     the aggregate liquidation preference ($2,500 per share) of the outstanding shares of BXP’s 5.25% Series B Cumulative Redeemable Preferred Stock.
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2014, 2015 and 2016 MYLTIP Units are not included in this calculation as of September 30, 2016.
We also present BXP’s Share of Combined Market Capitalization, which is calculated in the same manner, except that BXP’s Share of Combined Debt is utilized instead of our consolidated debt in both the numerator and the denominator. BXP’s Share of Combined Debt is defined as our Combined Debt, minus our partners’ share of debt from our consolidated joint ventures (calculated based upon the partners’ percentage ownership interests). Combined Debt is defined as the sum of (x) our consolidated debt, plus (y) our share of debt from our unconsolidated joint ventures (calculated based upon our percentage ownership interest). Management believes that Combined Debt provides useful information to investors regarding our financial condition because it includes our share of debt from unconsolidated joint ventures and, for BXP’s Share of Combined Debt, excludes our partners’ share of debt from consolidated joint ventures, in each case presented on the same basis. We have several significant joint ventures and presenting various measures of financial condition in this manner can help investors better understand our financial condition and/or results of operations after taking into account our economic interest in these joint ventures.  We caution investors that the ownership percentages used in calculating Combined Debt and BXP’s Share of Combined Debt may not completely and accurately depict all of the legal and economic implications of holding an interest in a consolidated or unconsolidated joint venture. For example, in addition to partners’ interests in profits and capital, partnership agreements vary in the allocation of rights regarding decision making (both for routine and major decisions), distributions, transferability of interests, liquidations, etc. As a result, presentations of measures on a Combined basis and showing BXP’s Share of a Combined amount should be considered with and as a supplement to our financial information presented in accordance with GAAP.
We present these supplemental ratios because our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and because different investors and lenders consider one or both of these ratios. Investors should understand that these ratios are, in part, a function of the market price of the common stock of BXP and as such will fluctuate with changes in such price, and they do not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like BXP, whose assets are primarily income-producing real estate, these ratios may provide investors with an alternate indication of leverage, so long as they are evaluated along with the ratio of indebtedness to other measures of asset value used by financial analysts and other financial ratios, as well as the various components of our outstanding indebtedness.
For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and for a discussion of our consolidated joint venture indebtedness see “Liquidity and Capital Resources—Capitalization—Mortgage Notes Payable, Net” and “—Mezzanine Notes Payable” and “Outside Members’ Notes Payable” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Debt Financing
As of September 30, 2016, we had approximately $9.8 billion of outstanding consolidated indebtedness, representing approximately 29.35% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $7.2 billion in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 4.21% per annum and maturities in 2018 through 2026; (2) $2.1 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.33% per annum and weighted-average term of 2.6 years, (3) $0.3 billion of mezzanine notes payable associated with 767 Fifth Avenue (the General Motors Building) in New York City having a GAAP interest rate of 5.53% per annum and maturing in 2017 and (4) $0.2 billion of outside members’ notes payable, which are allocated to our partners’ through noncontrolling interest, associated with 767 Fifth Avenue (the General Motors Building) in New York City.
The table below summarizes our mortgage notes payable, mezzanine notes payable and outside members’ notes payable, BPLP’s unsecured senior notes and BPLP’s Unsecured Line of Credit and Consolidated Debt Financing Statistics at September 30, 2016 and September 30, 2015. Because the outside members’ notes payable are allocated to the partners they have not been included in the Consolidated Debt Financing Statistics.

	September 30,
	2016	2015
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$2,077,707	$4,127,007
Unsecured senior notes, net	7,243,767	5,263,363
Unsecured line of credit	—	—
Mezzanine notes payable	307,448	308,817
Outside members’ notes payable	180,000	180,000
Consolidated Debt	9,808,922	9,879,187
Add:
BXP’s share of unconsolidated joint venture debt (1)	350,225	351,340
Combined Debt	10,159,147	10,230,527
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(847,483)	(870,461)
Partners’ share of consolidated mezzanine notes payable (2)	(122,979)	(123,527)
Outside members’ notes payable	(180,000)	(180,000)
BXP’s Share of Combined Debt	$9,008,685	$9,056,539

	September 30,
	2016	2015
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	100.00%	100.00%
Variable rate	—%	—%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	4.06%	4.40%
Variable rate	—%	—%
Total	4.06%	4.40%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	4.50%	4.97%
Variable rate	—%	—%
Total	4.50%	4.97%
Weighted-average maturity at end of period (in years):
Fixed rate	5.2	4.3
Variable rate	—	—
Total	5.2	4.3
_______________

(1)	See page 85 for additional information.

(2)	See page 84 for additional information.
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
As of September 30, 2016 and November 2, 2016, we had no borrowings and outstanding letters of credit totaling approximately $6.7 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $993.3 million.
Unsecured Senior Notes, Net
On January 20, 2016, BPLP completed a public offering of $1.0 billion in aggregate principal amount of its 3.650% senior unsecured notes due 2026. The notes were priced at 99.708% of the principal amount to yield an effective rate (including financing fees) of approximately 3.766% per annum to maturity. The notes will mature on February 1, 2026, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $988.9 million after deducting underwriting discounts and transaction expenses.
On August 17, 2016, BPLP completed a public offering of $1.0 billion in aggregate principal amount of its 2.750% senior unsecured notes due 2026. The notes were priced at 99.271% of the principal amount to yield an effective rate, including financing fees and the impact of the settlement of certain forward-starting interest rate swap contracts, of approximately 3.495% per annum to maturity. The notes will mature on October 1, 2026, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $984.7 million after deducting underwriting discounts and transaction expenses. (See Notes 6 and 7 to the Consolidated Financial Statements).
Derivative Instruments and Hedging Activities
As of September 30, 2016, 767 Fifth Partners LLC, which is a subsidiary of the consolidated entity in which we have a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City), has entered into sixteen forward-starting interest rate swap contracts, that fix the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450.0 million. Our 767 Fifth Partners LLC consolidated entity entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing with a target commencement date in June 2017 (See Note 7 to the Consolidated Financial Statements).
On August 17, 2016, in conjunction with BPLP’s offering of its 2.750% senior unsecured notes due 2026, we terminated forward-starting interest rate swap contracts that fixed the 10-year swap rate at a weighted-average rate of approximately 2.423% per annum on notional amounts aggregating $550.0 million. We cash-settled the contracts and made cash payments to the counterparties aggregating approximately $49.3 million. We recognized approximately $0.1 million of losses on interest rate contracts during the three and nine months ended September 30, 2016 related to the partial ineffectiveness of the interest rate contracts. We will reclassify into earnings over the 10-year term of the 2.750% senior unsecured notes due 2026 as an increase to interest expense approximately $49.2 million (or approximately $4.9 million per year) of the amounts recorded on our consolidated balance sheets within accumulated other comprehensive loss, which represents the effective portion of the applicable interest rate contracts.

Mortgage Notes Payable, Net
The following represents the outstanding principal balances due under the mortgage notes payable at September 30, 2016:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Deferred Financing Costs, Net (2)	Carrying Amount	Carrying Amount (partners’ share)		Maturity Date
	(dollars in thousands)
Wholly-owned
New Dominion Tech Park, Bldg. One	7.69%	7.84%	$35,822	$—	$(358)	$35,464	N/A		January 15, 2021
University Place	6.94%	6.99%	9,591	—	(62)	9,529	N/A		August 1, 2021
			45,413	—	(420)	44,993	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	5.95%	2.44%	1,300,000	44,970	(198)	1,344,772	537,909	(3)(4)(5)	October 7, 2017
601 Lexington Avenue	4.75%	4.79%	689,782	—	(1,840)	687,942	309,574	(6)	April 10, 2022
			1,989,782	44,970	(2,038)	2,032,714	847,483
Total			$2,035,195	$44,970	$(2,458)	$2,077,707	$847,483
_______________

(1)
GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition or consolidation. All adjustments to reflect loans at their fair value upon acquisition or consolidation are noted above.

(2)	On January 1, 2016, we adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) (See Note 2 to the Consolidated Financial Statements).

(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.

(4)	This property is owned by a consolidated entity in which we have a 60% interest.

(5)
In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of September 30, 2016, the maximum funding obligation under the guarantee was approximately $14.5 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.

(6)	This property is owned by a consolidated entity in which we have a 55% interest.
Mezzanine Notes Payable
The following represents the outstanding principal balances due under the mezzanine notes payable at September 30, 2016:

Debt is Associated With	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount	Carrying Amount (partners’ share)		Maturity Date
	(dollars in thousands)
767 Fifth Avenue (the General Motors Building)	6.02%	5.53%	$306,000	$1,448	$307,448	$122,979	(2)(3)	October 7, 2017
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

Outside Members’ Notes Payable
In conjunction with the consolidation of 767 Fifth Avenue (the General Motors Building), we recorded loans payable to the joint venture’s partners totaling $450.0 million . The partner loans bear interest at a fixed rate of 11.0% per annum and mature on June 9, 2017. We have eliminated in consolidation our partner loan totaling $270.0 million and our share of the related accrued interest payable of approximately $217.2 million at September 30, 2016. The remaining notes payable to the outside joint venture partners and related accrued interest payable totaling $180.0 million and approximately $144.8 million as of September 30, 2016 have been reflected as Outside Members’ Notes Payable and within Accrued Interest Payable, respectively, and are being allocated to our partners in noncontrolling interest in our Consolidated Balance Sheets. The related interest expense from the Outside Members’ Notes Payable totaling approximately $8.7 million and $25.4 million for the three and nine months ended September 30, 2016, respectively, is allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.
Off-Balance Sheet Arrangements—Joint Venture Indebtedness
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 25% to 60% (See Note 14 to the Consolidated Financial Statements). Six of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At September 30, 2016, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $826.8 million (of which our proportionate share is approximately $350.2 million). The table below summarizes the outstanding debt of these joint venture properties at September 30, 2016. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net (2)	Carrying Amount	Carrying Amount (Our Share)		Maturity Date
	(dollars in thousands)
540 Madison Avenue	60%	2.00%	2.16%	$120,000	$(340)	$119,660	$71,796	(3)(4)	June 5, 2018
Metropolitan Square	51%	5.75%	5.81%	166,965	(361)	166,604	84,965		May 5, 2020
Market Square North	50%	4.85%	4.91%	123,976	(336)	123,640	61,820		October 1, 2020
Annapolis Junction Building One	50%	2.24%	2.42%	39,736	(136)	39,600	19,794	(5)	March 31, 2018
Annapolis Junction Building Six	50%	2.77%	2.91%	12,954	—	12,954	6,477	(3)(6)	November 17, 2016
Annapolis Junction Building Seven	50%	2.15%	2.63%	21,596	(21)	21,575	10,788	(3)(7)	April 4, 2017
Annapolis Junction Building Eight	50%	2.00%	2.44%	14,730	(88)	14,642	7,321	(3)(8)	June 23, 2017
500 North Capitol Street	30%	4.15%	4.19%	105,000	(394)	104,606	31,382	(3)	June 6, 2023
901 New York Avenue	25%	3.61%	3.68%	225,000	(1,474)	223,526	55,882		January 5, 2025
Total				$829,957	$(3,150)	$826,807	$350,225
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges.

(2)	On January 1, 2016, we adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) (See Note 2 to the Consolidated Financial Statements).

(3)	The loan requires interest only payments with a balloon payment due at maturity.

(4)	The mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum.

(5)
The loan bore interest at a variable rate equal to LIBOR plus 1.75% per annum and has a stated maturity date of March 31, 2018 with one, three-year extension option, subject to certain conditions. On April 11, 2016, a joint venture in which we have a 50% interest received a notice of event of default from the lender for the loan collateralized by this property. The event of default relates to the loan to value ratio not being in compliance with the loan agreement. The joint venture is currently in discussions with the lender regarding the event of default, although there can be no assurance as to the outcome of those discussions (See Note 4 to the

Consolidated Financial Statements). On October 17, 2016, the lender notified the joint venture that it has elected to charge the default interest rate on the loan. The default interest rate is defined as LIBOR plus 5.75% per annum.

(6)	The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum.

(7)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on April 4, 2017 with one, one-year extension option, subject to certain conditions.

(8)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum and matures on June 23, 2017 with two, one-year extension options, subject to certain conditions.
State and Local Tax Matters
Because BXP is organized and qualifies as a REIT, it is generally not subject to federal income taxes, but it is subject to certain state and local taxes. In the normal course of business, BXP and certain entities through which we own real estate either have undergone, or are currently undergoing, tax audits or other inquiries. Although we believe that we have substantial arguments in favor of our positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.
Insurance
We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. For additional information concerning our insurance program, see Note 8 to the Consolidated Financial Statements.
Funds from Operations
Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or “FFO,” for each of BXP and BPLP by adjusting net income (loss) attributable to Boston Properties, Inc. common shareholders and net income (loss) attributable to Boston Properties Limited Partnership common unitholders, respectively, (computed in accordance with GAAP) for gains (or losses) from sales of properties, impairment losses on depreciable real estate consolidated on our balance sheet, impairment losses on our investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures, real estate-related depreciation and amortization, and our share of income (loss) from unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure, but we believe the presentation of FFO, combined with the presentation of required GAAP financial measures, has improved the understanding of operating results of REITs among the investing public and has helped make comparisons of REIT operating results more meaningful. Management generally considers FFO to be useful measures for understanding and comparing our operating results because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company's real estate across reporting periods and to the operating performance of other companies.
Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. We believe that in order to facilitate a clear understanding of our operating results, FFO should be examined in conjunction with net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership as presented in our Consolidated Financial Statements. FFO should not be considered as a substitute for net income attributable to Boston Properties, Inc. common shareholders or net income attributable to Boston Properties Limited Partnership common unitholders (determined in accordance with GAAP) or any other GAAP financial measures and should only be considered together with and as a supplement to our financial information prepared in accordance with GAAP.

Boston Properties, Inc.
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO attributable to Boston Properties, Inc. common shareholders for the three months ended September 30, 2016 and 2015:

	Three months ended September 30,
	2016	2015
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$76,753	$184,082
Add:
Preferred dividends	2,589	2,647
Noncontrolling interest—common units of the Operating Partnership	9,387	21,302
Noncontrolling interests in property partnerships	(17,225)	115,240
Less:
Gains on sales of real estate	12,983	199,479
Income before gains on sales of real estate	58,521	123,792
Add:
Depreciation and amortization	203,748	153,015
Noncontrolling interests in property partnerships' share of depreciation and amortization	(40,907)	(21,405)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	9,128	3,808
Corporate-related depreciation and amortization	(393)	(334)
Less:
Noncontrolling interests in property partnerships (1)	(17,225)	14,122
Preferred dividends	2,589	2,647
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including Boston Properties, Inc.)	244,733	242,107
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	25,169	24,846
FFO attributable to Boston Properties, Inc. common shareholders	$219,564	$217,261
Boston Properties, Inc.’s percentage share of Funds from Operations—basic	89.72%	89.74%
Weighted-average shares outstanding—basic	153,754	153,595
 _______________
(1) For the three months ended September 30, 2015, excludes the noncontrolling interests in property partnerships' share of a gain on sale of real estate totaling approximately $101.1 million.
Reconciliation to Diluted Funds from Operations:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)
Basic FFO	$244,733	171,379	$242,107	171,160
Effect of Dilutive Securities
Stock Based Compensation	—	382	—	191
Diluted FFO	244,733	171,761	242,107	171,351
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	25,113	17,625	24,818	17,565
Boston Properties, Inc.’s share of Diluted FFO (1)	$219,620	154,136	$217,289	153,786
 _______________

(1)	BXP’s share of diluted FFO was 89.74% and 89.75% for the three months ended September 30, 2016 and 2015, respectively.

Boston Properties Limited Partnership
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO attributable to Boston Properties Limited Partnership common unitholders for the three months ended September 30, 2016 and 2015:

	Three months ended September 30,
	2016	2015
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$91,306	$207,626
Add:
Preferred distributions	2,589	2,647
Noncontrolling interests in property partnerships	(17,225)	115,240
Less:
Gains on sales of real estate	12,983	199,723
Income before gains on sales of real estate	63,687	125,790
Add:
Depreciation and amortization	198,582	151,017
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(40,907)	(21,405)
BPLP's share of depreciation and amortization from unconsolidated joint ventures	9,128	3,808
Corporate-related depreciation and amortization	(393)	(334)
Less:
Noncontrolling interests in property partnerships (1)	(17,225)	14,122
Preferred distributions	2,589	2,647
Funds from Operations (FFO) attributable to Boston Properties Limited Partnership common unitholders (2)	$244,733	$242,107
Weighted-average units outstanding—basic	171,379	171,160
_______________

(1)	For the three months ended September 30, 2015, excludes the noncontrolling interests in property partnerships' share of a gain on sale of real estate totaling approximately $101.1 million.

(2)	Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 MYLTIP Units).

Reconciliation to Diluted Funds from Operations:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
	(in thousands)
Basic FFO	$244,733	171,379	$242,107	171,160
Effect of Dilutive Securities
Stock Based Compensation	—	382	—	191
Diluted FFO	$244,733	171,761	$242,107	171,351

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
During the third quarter of 2016, we paid approximately $72.6 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $49 million of new tenant-related obligations associated with approximately 868,000 square feet of second generation leases, or approximately $57 per square foot. In addition, we signed approximately 26,000 square feet of first generation space. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during the third quarter of 2016, we signed leases for approximately 894,000 square feet of space and incurred aggregate tenant-related obligations of approximately $52 million, or approximately $58 per square foot.
ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, mezzanine notes payable and unsecured senior notes, net and our corresponding estimate of fair value as of September 30, 2016. All of these borrowings bore interest at fixed rates. The fair value of these instruments is affected by changes in market interest rates. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 4 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2016	2017	2018	2019	2020	2021+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$14,611	$1,350,855	$18,202	$19,239	$20,335	$654,465	$2,077,707	$2,111,614
Average Interest Rate	5.03%	2.47%	5.52%	5.53%	5.55%	4.91%	3.33%
Variable Rate	—	—	—	—	—	—	—	—
	Mezzanine debt
Fixed Rate	$355	$307,093	$—	$—	$—	$—	$307,448	$309,095
Average Interest Rate	—	5.53%	—	—	—	—	5.53%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$(2,192)	$(8,830)	$841,285	$692,461	$692,962	$5,028,081	$7,243,767	$7,761,908
Average Interest Rate	—	—	3.85%	5.97%	5.71%	3.81%	4.21%
Variable Rate	—	—	—	—	—	—	—	—
	$12,774	$1,649,118	$859,487	$711,700	$713,297	$5,682,546	$9,628,922	$10,182,617

At September 30, 2016, the weighted-average coupon/stated rates on the debt stated above, all of which had a fixed rate, was 4.50% per annum. At September 30, 2016, we had no outstanding consolidated variable rate debt.
The fair value amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.
As of September 30, 2016, 767 Fifth Partners LLC, which is a subsidiary of the consolidated entity in which we have a 60% interest and that owns 767 Fifth Avenue (the General Motors Building) in New York City, has entered into sixteen forward-starting interest rate swap contracts that fix the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450.0 million. Our 767 Fifth Partners LLC consolidated entity entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing with a target commencement date in June 2017 (See Note 7 to the Consolidated Financial Statements).
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
(b) Changes in Internal Control Over Financial Reporting. No change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of our fiscal year ending December 31, 2016 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of our fiscal year ending December 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds
Boston Properties, Inc.

(a)
During the three months ended September 30, 2016, Boston Properties, Inc. issued an aggregate of 95,065 shares of common stock in exchange for 95,065 common units of limited partnership held by certain limited partners of Boston Properties Limited Partnership. Of these shares, 36,520 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities. None
Boston Properties Limited Partnership

(a)
Each time Boston Properties, Inc. issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to us in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended September 30, 2016, in connection with issuances of common stock by Boston Properties, Inc. pursuant to issuances to employees pursuant to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan, Boston Properties Limited Partnership issued an aggregate of approximately 3,016 common units to Boston Properties, Inc. in exchange for approximately $0.33 million, the aggregate proceeds of such common stock issuances, to Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	Not Applicable.

(c)	Issuer Purchases of Equity Securities. None

ITEM 3—Defaults Upon Senior Securities.
None.
ITEM 4—Mine Safety Disclosures.
None.
ITEM 5—Other Information.

(a)	None.

(b)	None.

ITEM 6—Exhibits.

(a)	Exhibits

4.1	—
Supplemental Indenture No. 16, dated as of August 17, 2016, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 2.750% Senior Note due 2026. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership and Boston Properties, Inc. filed on August 17, 2016).

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
The following materials from Boston Properties, Inc.’s and Boston Properties Limited Partnership’s Quarterly Reports on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Partners’ Capital (vi) the Consolidated Statements of Cash Flows, and (vii) related notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

November 7, 2016	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

November 7, 2016	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)